Form 10-Q/A
period 2004-06-30
DIGIRAD CORP
filed 2004-08-12
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

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

Explanatory Note

This Amendment No. 1 is being filed to include Exhibits 3.1 and 3.2 which were unintentionally omitted by the financial printer from the original filing.  No other changes were made to this filing.

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