Form 10-Q
period 2004-09-30
DIGIRAD CORP
filed 2004-11-02
CIK 707388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number: 000-50789

Digirad Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0145723
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13950 Stowe Drive, Poway, CA	92064
(Address of Principal Executive Offices)	(Zip Code)

(858) 726-1600

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of October 25, 2004, the registrant had 18,048,988 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003
Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003
Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003
Notes to Unaudited Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT 4.2
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Digirad Corporation

Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,254,594	$7,681,407
Short-term investments	29,528,656	—
Accounts receivable, net	10,149,169	12,195,031
Inventories, net	5,210,780	3,709,321
Other current assets	1,419,914	854,170

Total current assets	74,563,113	24,439,929
Property and equipment, net	10,931,018	10,087,030
Intangibles, net	508,861	511,832
Restricted cash	120,000	120,000

Total assets	$86,122,992	$35,158,791

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,839,849	$3,036,209
Accrued compensation	1,947,784	1,893,336
Accrued warranty	1,313,571	1,051,242
Other accrued liabilities	3,826,158	2,647,741
Deferred revenue	2,190,662	1,514,488
Current portion of notes payable to stockholders	—	245,000
Current portion of debt	2,381,187	11,473,619

Total current liabilities	14,499,211	21,861,635
Deferred rent	322,357	—
Notes payable to stockholders, net of current portion	—	490,000
Long-term debt, net of current portion	2,685,368	4,232,071
Commitments and contingencies

Redeemable convertible preferred stock, $0.0001 par value: no shares and 46,023,000 shares authorized at September 30, 2004 and December 31, 2003, respectively; no shares and 43,555,313 shares issued and outstanding at September 30, 2004 (unaudited) and December 31, 2003, respectively	—	84,277,992

Stockholders’ equity (deficit)

Preferred stock, $0.0001 par value: 10,000,000 and no shares authorized at September 30, 2004 and December 31, 2003, respectively; no shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	—	—

Common stock, $0.0001 par value: 150,000,000 and 53,000,000 shares authorized at September 30, 2004 and December 31, 2003, respectively; 18,012,619 and 23,540 shares issued and outstanding at September 30, 2004 (unaudited) and December 31, 2003, respectively	1,801	2
Additional paid-in capital	149,926,111	5,031,891
Accumulated other comprehensive loss	(6,064)	—
Deferred compensation	(1,187,260)	(554,375)
Accumulated deficit	(80,118,532)	(80,180,425)

Total stockholders’ equity (deficit)	68,616,056	(75,702,907)

Total liabilities and stockholders’ equity (deficit)	$86,122,992	$35,158,791

See accompanying notes.

Digirad Corporation

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
DIS	$11,023,280	$9,020,629	$32,725,167	$25,287,141
Product	6,200,614	5,001,105	17,656,629	15,726,083

Total revenues	17,223,894	14,021,734	50,381,796	41,013,224

Cost of revenues:
DIS	7,701,999	6,295,078	22,476,022	18,024,458
Product	3,673,598	3,346,180	11,296,904	11,318,326
Stock-based compensation	96,016	35,788	342,022	66,917

Total cost of revenues	11,471,613	9,677,046	34,114,948	29,409,701

Gross profit	5,752,281	4,344,688	16,266,848	11,603,523

Operating expenses:
Research and development	871,822	483,677	2,196,889	1,658,679
Sales and marketing	1,851,590	1,405,463	5,491,422	4,387,889
General and administrative	2,521,167	1,927,521	7,164,327	5,761,908
Amortization and impairment of intangible assets	16,076	142,131	48,228	355,789
Stock-based compensation	172,190	32,810	609,462	63,169

Total operating expenses	5,432,845	3,991,602	15,510,328	12,227,434

Income (loss) from operations	319,436	353,086	756,520	(623,911)

Other income (expense):
Interest income	236,978	7,864	278,771	27,898
Interest expense	(176,433)	(314,075)	(788,475)	(1,079,236)
Other	6,154	—	(23,588)	—

Total other income (expense)	66,699	(306,211)	(533,292)	(1,051,338)

Net income (loss)	386,135	46,875	223,228	(1,675,249)
Accretion of deferred issuance costs on preferred stock	—	(78,154)	(161,335)	(247,610)
Net income (loss) applicable to common stockholders	$386,135	$(31,279)	$61,893	$(1,922,859)
Net income (loss) per common share:
Basic (1)	$0.02	$(2.05)	$0.01	$(134.97)
Diluted (1)	$0.02	$(2.05)	$0.01	$(134.97)
Shares used in computing net income (loss) per common share:
Weighted average shares outstanding - Basic	18,011,393	15,244	7,387,755	14,247
Weighted average shares outstanding - Diluted	19,391,569	15,244	16,124,892	14,247

(1)          As a result of the conversion of our preferred stock into 12.4 million shares of our common stock upon completion of our initial public offering in June 2004, there is a lack of comparability in the basic and diluted net income (loss) per share amounts for the periods presented above. Please refer to Note 8 for the unaudited pro forma basic and diluted net income (loss) per share calculations for the periods presented.

See accompanying notes.

Digirad Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2004	2003
Operating activities
Net income (loss)	$223,228	$(1,675,249)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,261,206	2,092,530
Loss on disposal of assets	29,742	8,744
Amortization of premium on securities available-for-sale	34,785	—
Amortization and impairment of intangibles	48,229	355,789
Stock-based compensation	951,484	130,087
Changes in operating assets and liabilities:
Accounts receivable	2,045,862	(2,488,452)
Inventories	(1,501,459)	1,811,690
Other assets	(535,594)	(260,790)
Accounts payable	(196,360)	951,719
Accrued compensation	54,448	316,997
Accrued warranty and other accrued liabilities	1,763,103	(738,971)
Deferred revenue	676,174	(37,408)

Net cash provided by operating activities	5,854,848	466,686

Investing activities
Purchases of securities available-for-sale	(29,569,505)	—
Purchases of property and equipment	(3,134,936)	(1,207,262)
Patents and other assets	(45,258)	(33,159)

Net cash used in investing activities	(32,749,699)	(1,240,421)

Financing activities
Issuances of common stock, net of offering costs	58,842,173	837
Net borrowings (repayments) under lines of credit	(9,356,726)	839,819
Proceeds from capital lease financing	312,402	1,386,443
Repayment of obligations under capital leases	(1,594,811)	(1,546,723)
Repayment of notes payable to stockholders	(735,000)	—

Net cash provided by financing activities	47,468,038	680,376

Net increase (decrease) in cash and cash equivalents	20,573,187	(93,359)
Cash and cash equivalents at beginning of period	7,681,407	6,987,666

Cash and cash equivalents at end of period	$28,254,594	$6,894,307

Supplemental information:
Cash paid during the period for interest	$158,872	$1,021,777

See accompanying notes.

1. Interim Financial Information

Organization

Digirad Corporation (“Digirad”), a Delaware corporation, designs, develops, manufactures, markets, sells and services solid-state digital gamma cameras for use in nuclear medicine. Through two subsidiaries, Digirad Imaging Solutions, Inc. and Digirad Imaging Systems, Inc., collectively “DIS,” Digirad provides in-office services for physicians, offering certified personnel, required licensure, an imaging system and other support for the performance of nuclear imaging procedures under the supervision of our physician customers. DIS physician customers enter into annual lease contracts for imaging services delivered on a per-day basis.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Intercompany accounts have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information see the financial statements and disclosures thereto for the year ended December 31, 2003 in our Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on June 10, 2004.

2. Investments

Investment securities consist of high-grade auction rate securities and U.S. government or corporate debt securities. We classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in market value of any available-for-sale security below cost that is determined to be other than temporary results in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Interest income is recognized when earned.

The composition of investments and gross unrealized gains (losses) at September 30, 2004 are as follows:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses

Auction rate securities	$19,775,000	$—	$—	$19,775,000
Corporate debt securities	5,663,322	—	(2,869)	5,660,453
U.S. government securities	4,096,398	—	(3,195)	4,093,203

	$29,534,720	$—	$(6,064)	$29,528,656

3. Inventories

Inventories consist of the following:

	September 30, 2004	December 31, 2003
Raw materials	$1,745,932	$1,402,187
Work-in-progress	3,150,829	2,203,700
Finished goods	760,501	439,739

	5,657,262	4,045,626
Less reserves for excess and obsolete inventories	(446,482)	(336,305)

	$5,210,780	$3,709,321

4. Warranty

We provide a warranty on certain of our products and accrue the estimated cost at the time revenue is recorded. Warranty expense is charged to product cost of revenues. The majority of all warranty periods are 12 months before customer-sponsored maintenance begins. Warranty reserves are established based on historical experience with failure rates and repair costs and the number of gamma cameras covered by warranty. Warranty reserves are depleted as gamma cameras are repaired. The costs consist principally of materials, personnel, overhead and transportation. We review warranty reserves monthly and, if necessary, make adjustments.

The activities in our warranty reserve are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Balance at beginning of period	$1,268,535	$955,812	$1,051,242	$857,830
Charges to cost of revenues	478,083	477,329	1,476,083	1,545,836
Applied to liability	(433,047)	(404,457)	(1,213,754)	(1,374,982)
Balance at end of period	$1,313,571	$1,028,684	$1,313,571	$1,028,684

5. Debt

The composition of our debt balance is as follows:

	September 30, 2004	December 31, 2003
Lines of credit	$—	$9,356,727
Capital lease obligations	5,066,555	6,348,963

	5,066,555	15,705,690
Current portion of debt	(2,381,187)	(11,473,619)

Long-term debt, net of current portion	$2,685,368	$4,232,071

Lines of Credit

In June 2004, we paid off the outstanding borrowings on both of our existing lines of credit. As of September 30, 2004, we had $10.0 million of available credit under these facilities, subject to certain limitations. Of the available credit, $5.0 million expired on October 15, 2004 and $5.0 million will expire on December 31, 2004. We do not currently anticipate renewing either of these lines of credit.

Notes Payable to Stockholders

As a condition to completing our initial public offering, we accelerated payments due under our notes payable to stockholders and issued warrants to these stockholders and their designees. Warrants to purchase 71,427 shares of common stock were valued using the Black-Scholes option pricing model and the fair value of these warrants was $478,000, which was charged to stockholders’ equity.

6. Redeemable Convertible Preferred Stock and Stockholders’ Equity

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

7. Stock-Based Compensation

We have elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our employee stock options as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Under APB 25, if the exercise price of our employee stock options is not less than the fair value of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss) per common share, as reported	$386,135	$(31,279)	$61,893	$(1,922,859)
Add: total stock-based employee compensation included in reported net income (loss)	268,206	68,598	951,484	130,086
Less: total stock-based employee compensation determined under the fair value method for all awards	(681,947)	(92,594)	(1,447,968)	(170,275)
Pro forma net income (loss)	$(27,606)	$(55,275)	$(434,591)	$(1,963,048)

Net income (loss) per common share, as reported:

Basic	$0.02	$(2.05)	$0.01	$(134.97)
Diluted	$0.02	$(2.05)	$0.01	$(134.97)

Net loss per common share, pro forma:

Basic	$—	$(3.63)	$(0.06)	$(137.79)
Diluted	$—	$(3.63)	$(0.06)	$(137.79)

The fair value of the options granted prior to the completion of our initial public offering was estimated at the date of grant using the minimum value pricing model. Upon completion of the initial public offering in June 2004, we began using the Black-Scholes model to estimate fair value. The estimated fair value of the options is amortized on an accelerated basis in accordance with FASB Interpretation (“FIN”) No. 28 over the vesting period.

The following assumptions were utilized for the calculations during each period:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Expected dividend yield	—	—	—	—
Risk-free interest rate	3.50%	3.00%	3.27%	3.00%
Expected volatility	75%	—%	34%	—%
Expected life (in years)	5.00	5.00	5.00	5.00

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

The composition of stock-based compensation is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Cost of DIS revenue	$50,698	$8,672	$176,991	$13,034
Cost of product revenue	45,318	27,116	165,031	53,883
Research and development	32,962	1,132	106,182	1,596
Sales and marketing	24,123	4,207	112,919	6,311
General and administrative	115,105	27,471	390,361	55,262

	$268,206	$68,598	$951,484	$130,086

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

As mentioned above, upon the completion of our initial public offering, all of our previously outstanding preferred shares converted into 12.4 million shares of our common stock. As a result of the issuance of these common shares, there is a lack of comparability in both the basic and diluted net income (loss) per share amounts for the periods presented. In order to provide a more relevant measure of our operating results, an unaudited pro forma net income (loss) per share calculation has been included. The shares used to compute unaudited pro forma basic and diluted net income (loss) per share include the assumed conversion of all outstanding shares of preferred stock into shares of common stock using the as-if converted method as of the beginning of each period presented or the date of issuance, if later.

Historical and pro forma basic and diluted net income (loss) per share were calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Historical:
Numerator:
Net income (loss) applicable to common stockholders - diluted	$386,135	$46,875	$223,228	$(1,675,249)
Accretion of deferred issuance costs on preferred stock	—	(78,154)	(161,335)	(247,610)
Net income (loss) applicable to common stockholders - basic	$386,135	$(31,279)	$61,893	$(1,922,859)

Denominator:
Weighted average common shares outstanding - basic	18,011,393	15,244	7,387,755	14,247
Effect of dilutive securities:
Conversion of preferred stock	—	—	7,357,562	—
Options	1,359,999	—	1,359,253	—
Warrants	20,177	—	20,322	—
Weighted average common shares outstanding - diluted	19,391,569	15,244	16,124,892	14,247

Net income (loss) per common share:
Basic	$0.02	$(2.05)	$0.01	$(134.97)
Diluted	$0.02	$(2.05)	$0.01	$(134.97)

Pro forma:
Numerator:
Net income (loss) applicable to common stockholders – basic and diluted	$386,135	$46,875	$223,228	$(1,675,249)

Denominator:
Weighted average common shares outstanding - basic	18,011,393	15,244	7,387,755	14,247
Pro forma adjustments to reflect weighted average effect of assumed conversion of preferred stock (unaudited)	—	12,444,271	7,357,562	12,444,271
Pro forma weighted average common shares outstanding - basic	18,011,393	12,459,515	14,745,317	12,458,518

Weighted average common shares outstanding - diluted	19,391,569	15,244	16,124,892	14,247
Pro forma adjustments to reflect weighted average effect of assumed conversion of preferred stock (unaudited)	—	12,444,271	—	12,444,271
Effect of dilutive securities:
Options	—	1,176,607	—	—
Warrants	—	35,000	—	—
Pro forma weighted average common shares outstanding - diluted	19,391,569	13,671,122	16,124,892	12,458,518

Pro forma net income (loss) per common share:
Basic	$0.02	$—	$0.02	$(0.13)
Diluted	$0.02	$—	$0.01	$(0.13)

9. Segments

We have determined our reporting segments based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the operating income contributed by each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Gross profit by segment:
DIS	$3,270,583	$2,716,879	$10,072,154	$7,249,649
Product	2,481,698	1,627,809	6,194,694	4,353,874

Consolidated gross profit	$5,752,281	$4,344,688	$16,266,848	$11,603,523

Income (loss) from operations by segment:
DIS	$471,708	$628,301	$1,925,021	$930,038
Product	(152,272)	(275,215)	(1,168,501)	(1,553,949)

Consolidated income (loss) from operations	$319,436	$353,086	$756,520	$(623,911)

Depreciation, amortization and impairment of intangible assets by segment:
DIS	$566,101	$538,443	$1,598,864	$1,597,431
Product	243,971	318,259	710,571	850,888

Consolidated depreciation and amortization	$810,072	$856,702	$2,309,435	$2,448,319

Identifiable assets by segment:
DIS	$16,606,057	$15,486,584	$16,606,057	$15,486,584
Product	69,516,935	17,260,206	69,516,935	17,260,206

Consolidated assets	$86,122,992	$32,746,790	$86,122,992	$32,746,790

Foreign sales have not been more than 5% of consolidated revenues for any period presented.

10. Commitments and Contingencies

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

Legal Matters

In the normal course of business, we have been and will likely continue to be subject to routine litigation incidental to our business, such as claims related to customer disputes, employment practices, product liability, warranty or patent infringement. Responding to litigation, regardless of whether it has merit, can be expensive and disruptive to normal business operations. We dispute the merits of all such current claims and plan to vigorously defend against them. However, as litigation is inherently uncertain, we cannot predict the outcome of such matters. We can provide no assurance that the ultimate outcome, either individually or in the aggregate, will not have a material adverse effect on our financial statements.

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

Overview

We are a leader in the development, manufacture and distribution of solid-state medical imaging products and services and were the first company to develop and commercialize a solid-state medical gamma camera for the detection of cardiovascular disease and other medical conditions. Our high performance imaging systems are mobile and provide enhanced operability and reliability and improved patient comfort and utilization when compared to traditional vacuum tube cameras. The cameras and accompanying equipment fit easily into floor spaces as small as seven feet by eight feet and facilitate the delivery of nuclear medicine procedures directly in a physician’s office, an outpatient hospital setting or within multiple departments of a hospital.

Our revenues are generated within two primary operating segments: our DIS business and product sales. DIS collectively refers to our wholly-owned subsidiaries, Digirad Imaging Solutions, Inc. and Digirad Imaging Systems, Inc. Through DIS, we offer FlexImaging, our mobile and comprehensive leasing service for physicians who wish to perform nuclear cardiology and nuclear medicine procedures in their offices, but do not have the patient volume, capital or personnel to justify purchasing an imaging system. DIS leasing services are currently provided in 18 states and the District of Columbia. Physicians enter into annual contracts for imaging services delivered on a per-day basis. Our annual lease contracts typically provide for one day of service per week. We experience some seasonality in our DIS business as a result of holidays, inclement weather and summer slowdowns principally relating to vacations. Historically, these variables have had the most impact on our third quarter operating results.

Our product revenue results primarily from selling solid-state gamma cameras, custom designed chairs and accessories, such as printers, viewing workstations and connectivity, and revenue from our maintenance contracts. We sell our imaging systems to physician practices, outpatient clinics and hospitals primarily in the United States, although we have sold a small number of imaging systems internationally. Currently, we purchase some components from sole source providers but are either qualifying or seeking second source providers in an effort to limit our reliance on these suppliers.

Given the recurring contractual revenue stream from our DIS business and our strategy to continue to expand the number of areas in which we offer DIS services, we expect DIS revenue to continue to represent the majority of our consolidated revenues and to generate a majority of our consolidated earnings. We attribute the overall growth of our business to geographical expansion, increased market penetration, awareness and acceptance of our services and products, and the shift in the delivery of nuclear cardiology imaging procedures from hospitals to physician offices. We believe that the increase in demand for our services and products is driven by the desire of cardiologists to control their patients’ diagnosis and treatment and to capture revenue for services that would otherwise be performed by a hospital or imaging center. The mobile feature of our technology also provides us with a significant advantage in the delivery of nuclear cardiology imaging services.

Since inception of operations, we have incurred significant operating losses and as of September 30, 2004 our accumulated deficit was $80.1 million. We believe that we will achieve our first year of profitability in 2004, and intend to continue to enhance profitability through increased volume and improved margins, although we may incur losses in any given quarter.

In April 2004, we completed the transition of our product manufacturing and headquarters operations from several separate facilities to a single facility in Poway, California. We believe that this consolidation will streamline our operations and improve efficiencies.

Results Of Operations

The following table sets forth our results from operations, expressed as percentages of revenues for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
DIS	64.0%	64.3%	65.0%	61.7%
Product	36.0	35.7	35.0	38.3
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
DIS	44.7	44.9	44.6	43.9
Product	21.3	23.9	22.4	27.6
Stock-based compensation	0.6	0.2	0.7	0.2
Total cost of revenues	66.6	69.0	67.7	71.7
Gross profit	33.4	31.0	32.3	28.3
Operating expenses:
Research and development	5.1	3.4	4.4	4.0
Sales and marketing	10.8	10.0	10.9	10.7
General and administrative	14.6	13.8	14.2	14.0
Amortization and impairment of intangible assets	0.1	1.0	0.1	0.9
Stock-based compensation	1.0	0.2	1.2	0.2
Total operating expenses	31.6	28.4	30.8	29.8
Income (loss) from operations	1.8	2.6	1.5	(1.5)
Other income (expense)	0.4	(2.2)	(1.1)	(2.6)
Accretion of deferred issuance costs on preferred stock	—	(0.6)	(0.3)	(0.6)
Net income (loss) applicable to common stockholders	2.2%	(0.2)%	0.1%	(4.7)%

Comparison of Three Months Ended September 30, 2004 and 2003

Revenues

Consolidated. Consolidated revenues increased to $17.2 million for the three months ended September 30, 2004 from $14.0 million for the three months ended September 30, 2003, which represented an increase of $3.2 million, or 22.8%, primarily as a result of increased demand for our DIS imaging services and increase in purchases of our gamma cameras and maintenance contract revenue. We believe that this increased demand was principally a result of increased customer awareness and acceptance of our products and services. DIS and product revenue accounted for 64.0% and 36.0%, respectively, of total revenues for the three months ended September 30, 2004, compared to 64.3% and 35.7%, respectively, for the three months ended September 30, 2003. We expect DIS revenue to continue to represent the majority of our consolidated revenue.

DIS. Our DIS revenue increased to $11.0 million for the three months ended September 30, 2004 from $9.0 million for the three months ended September 30, 2003, which represented an increase of $2.0 million, or 22.2%. The increase in DIS revenue resulted from an increase in the number of DIS service days to 3,048 for the three months ended September 30, 2004 from 2,388 for the three months ended September 30, 2003, which was primarily attributable to an increase in the number of physicians entering into our DIS services contracts. Our DIS business operated 67 imaging systems as of September 30, 2004 as compared to 52 as of September 30, 2003. Although DIS revenues for the three months ended September 30, 2004 declined by approximately $300,000 from the previous fiscal quarter due principally to physician office closures caused by summer vacations and hurricanes in the southeastern United States, and a higher number of DIS customers purchasing cameras, we continue to anticipate that our DIS revenue will increase as we expand into new markets and continue to penetrate existing markets. Such growth will fluctuate, however, based on seasonality stemming from physician vacations, holidays and inclement weather.

Product. Our product revenue increased to $6.2 million for the three months ended September 30, 2004 from $5.0 million for the three months ended September 30, 2003, which represented an increase of $1.2 million, or 24.0%. The increase in product revenues resulted from an increase in camera and accessories revenue as well as increased service contract revenues. We have experienced pricing pressures on our dual head gamma cameras and, while we expect this pricing pressure to continue, we also anticipate demand will continue to increase, primarily for our Cardius family of products, potentially offsetting the effects of these pricing pressures.

Gross Profit

Consolidated. Consolidated gross profit increased to $5.8 million for the three months ended September 30, 2004 from $4.3 million for the three months ended September 30, 2003, which represents an increase of $1.4 million, or 32.4%. Consolidated gross profit as a percentage of revenue increased to 33.4% for the three months ended September 30, 2004 from 31.0% for the three months ended September 30, 2003, primarily as a result of an increase in revenue and reductions in gamma camera production costs and per unit warranty costs.

DIS. Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation and other costs associated with the provision of services. Cost of DIS revenue increased to $7.7 million for the three months ended September 30, 2004 from $6.3 million for the three months ended September 30, 2003, which represents an increase of $1.4 million, or 22.3%, primarily as a result of an increase in our direct headcount and consumables used in performing imaging services, which are primarily radiopharmaceuticals. Our clinical headcount relating to our DIS business increased to 158 employees at September 30, 2004 from 135 employees at September 30, 2003. DIS gross profit increased to $3.3 million for the three months ended September 30, 2004 from $2.7 million for the three months ended September 30, 2003, which represents an increase of $0.6 million, or 21.9%, as a result of increased DIS revenues generated in providing our imaging services. DIS gross profit as a percentage of revenue remained fairly constant at 30.1% for the three months ended September 30, 2004 compared to 30.2% for the three months ended September 30, 2003.

Product. Cost of goods sold primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Warranty costs are charged to cost of goods sold in the period our cameras are sold and are based on our historical experience with failure rates and repair costs. Warranty reserves are reviewed monthly and if necessary, warranty expense is adjusted. Cost of goods sold increased to $3.7 million for the three months ended September 30, 2004 from $3.3 million for the three months ended September 30, 2003, which represents an increase of $0.4 million, or 9.8%. Product gross profit increased to              $2.5 million for the three months ended September 30, 2004 from $1.7 million for the three months ended September 30, 2003, which represents an increase of $0.8 million, or 52.7%, primarily as a result of product mix, reduced costs per unit resulting from lower warranty costs, and increased manufacturing volumes and efficiencies from consolidating into one manufacturing facility. Product gross profit as a percentage of revenue increased to 40.8% for the three months ended September 30, 2004 from 33.1% for the three months ended September 30, 2003.

Operating Expenses

Research and Development. Research and development expenses consist primarily of costs associated with the design, development, testing, and enhancement of our products. The primary costs are salaries and fringe benefits, consulting fees, facilities and overhead costs and nonrecurring engineering costs. Research and development expenses increased to $0.9 million for the three months ended September 30, 2004 from $0.5 million for the three months ended September 30, 2003, which represents an increase of $0.4 million, or 80.2%. This increase was primarily attributable to increased employee headcount to develop new products, such as the development of the Cardius-3, which was introduced into the marketplace at the end of the third quarter of 2004. For the three months ended September 30, 2004, research and development expenses were 5.1% of total revenue, compared to 3.4% for the three months ended September 30, 2003. Our research and development efforts occur principally within our products segment. In the future, we expect to continue to invest between approximately 10% and 12% of the revenue of this segment on research and development as we seek to continue to improve our existing technology and innovate.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and tradeshow costs. Sales and marketing expenses increased to $1.9 million for the three months ended September 30, 2004, from $1.4 million for the three months ended September 30, 2003, which represents an increase of $0.4 million, or 31.7%. This increase was primarily attributable to an increase in the number of sales and marketing personnel and expansion of our marketing efforts. For the three months ended September 30, 2004, sales and marketing expenses were 10.8% of total revenue, compared to 10.0% for the three months ended September 30, 2003. We expect to increase our sales and marketing effort, as we expand the locations in which we expect to perform DIS services and focus on increasing market awareness of our products and offerings, including the recently released Cardius-3.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for finance and accounting, human resources and other personnel, as well as legal and other professional fees and insurance. General and administrative expenses increased to $2.5 million for the three months ended September 30, 2004 from $1.9 million for the three months ended September 30, 2003, which represents an increase of $0.6 million, or 30.8%. Increases in headcount and recruiting costs, insurance, professional fees and other costs primarily related to operating as a newly public company all contributed to increased general and administrative expenses. At the end of September 30, 2004, general and administrative expenses amounted to 14.6% of total revenue compared to 13.8% at the end of September 30, 2003. As a result of our initial public offering, we will be required to incur additional general and administrative costs to meet various public reporting and compliance requirements.

Stock-Based Compensation Charges. Deferred compensation for stock options granted to employees has been determined as the difference between the exercise price and the fair value of our common stock on the date of grant. Options or awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123 and periodically remeasured in accordance with EITF 96-18 and recognized over the respective service or vesting period. These amounts are initially recorded as a component of stockholders’ equity and are amortized, on an accelerated basis, as a non-cash charge to cost of revenues and operations over the vesting period of the options. In connection with the grant of stock options to employees, we recorded amortization of stock-based compensation of $0.2 million for the three months ended September 30, 2004.

Other Income (Expense)

Interest income increased to $0.2 million for the three months ended September 30, 2004 from $8,000 for the three months ended September 30, 2003. This increase is primarily due to higher average cash and investment balances as a result of the proceeds from our initial public offering.

Interest expense decreased to $0.2 million for the three months ended September 30, 2004 from $0.3 million for the three months ended September 30, 2003, which represents a decrease of $0.1 million, or 43.8%. The reduction is a result of lower balances on two accounts receivable credit lines and a reduction of amounts outstanding on capital leases.

Net Income (Loss)

Net income increased to $0.4 million for the three months ended September 30, 2004 from a $31,000 loss for the three months ended September 30, 2003, as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2004 and 2003

Revenues

Consolidated. Consolidated revenues increased to $50.4 million for the nine months ended September 30, 2004 from $41.0 million for the nine months ended September 30, 2003, which represents an increase of $9.4 million, or 22.8%, primarily as a result of increased demand for our DIS imaging services. We believe that this increased demand was principally a result of increased customer awareness and acceptance of our products and services. DIS and product revenue accounted for 65.0% and 35.0%, respectively, of total revenues for the nine months ended September 30, 2004, compared to 61.7% and 38.3%, respectively, for the nine months ended September 30, 2003. We expect DIS revenue to continue to represent a larger percentage of consolidated revenue.

DIS. Our DIS revenue increased to $32.7 million for the nine months ended September 30, 2004 from $25.3 million for the nine months ended September 30, 2003, which represents an increase of $7.4 million, or 29.4%. The increase in DIS revenue resulted from an increase in the number of DIS service days to 8,747 for the nine months ended September 30, 2004 from 6,899 for the nine months ended September 30, 2003, which was primarily attributable to an increase in the number of physicians entering into our DIS services contracts, growth of existing accounts and the deployment of additional mobile imaging systems. Our DIS business operated 67 imaging systems as of September 30, 2004 as compared to 52 as of September 30, 2003.

Product. Our product revenue increased to $17.7 million for the nine months ended September 30, 2004 from $15.7 million for the nine months ended September 30, 2003, which represents an increase of $1.9 million, or 12.3%. The increase in product revenues resulted from an increase in camera and accessories revenue as well as increased service contract revenues.

Gross Profit

Consolidated. Consolidated gross profit increased to $16.3 million for the nine months ended September 30, 2004 from $11.6 million for the nine months ended September 30, 2003, which represents an increase of $4.7 million, or 40.2%. Consolidated gross profit as a percentage of revenue increased to 32.3% for the nine months ended September 30, 2004 from 28.3% for the nine months ended September 30, 2003, primarily as a result of an increase in revenue, lower DIS imaging service costs and reductions in gamma camera production costs and per unit warranty costs.

DIS. Cost of DIS revenue increased to $22.5 million for the nine months ended September 30, 2004 from $18.0 million for the nine months ended September 30, 2003, which represents an increase of $4.5 million, or 24.7%, primarily as a result of our increased direct headcount and consumables used in performing imaging services, which are primarily radiopharmaceuticals. Our clinical headcount relating to our DIS business increased to 158 employees at September 30, 2004 from 135 employees at September 30, 2003. DIS gross profit increased to $10.2 million for the nine months ended September 30, 2004 from $7.3 million for the nine months ended September 30, 2003, which represents an increase of $2.9 million, or 41.3%, as a result of increased volumes and reductions in the per unit cost of labor and radiopharmaceuticals used in providing our imaging services. DIS gross profit as a percentage of revenue increased to 31.3% for the nine months ended September 30, 2004 from 28.7% for the nine months ended September 30, 2003.

Product. Cost of goods sold was $11.3 million for the nine months ended September 30, 2004 and 2003. Product gross profit increased to $6.4 million for the nine months ended September 30, 2004 from $4.4 million for the nine months ended September 30, 2003, which represents an increase of $2.0 million, or 44.3%, primarily as a result of increased manufacturing volumes and reduced per unit costs resulting from lower warranty costs,  fewer and lower-cost materials and more efficient manufacturing processes used to build our third-generation camera heads introduced in July 2003. Product gross profit as a percentage of revenue increased to 36.0% for the nine months ended September 30, 2004 from 28.0% for the nine months ended September 30, 2003.

Operating Expenses

Research and Development. Research and development expenses increased to $2.2 million for the nine months ended September 30, 2004 from $1.7 million for the nine months ended September 30, 2003, which represents an increase of $0.5 million, or 32.4%. This increase was primarily attributable to increased employee headcount to develop new products, such as the development of the Cardius-3 which was introduced into the marketplace at the end of the third quarter of 2004. For the nine months ended September 30, 2004, research and development expenses were 4.4% of total revenue, compared to 4.0% for the nine months ended September 30, 2003.

Sales and Marketing. Sales and marketing expenses increased to $5.5 million for the nine months ended September 30, 2004, from $4.4 million for the nine months ended September 30, 2003, which represents an increase of $1.1 million, or 25.1%. This increase was primarily attributable to an increase in the number of sales and marketing personnel and expansion of our marketing efforts. For the nine months ended September 30, 2004, sales and marketing expenses were 10.9% of total revenue, compared to 10.7% for the nine months ended September 30, 2003.

General and Administrative. General and administrative expenses increased to $7.2 million for the nine months ended September 30, 2004 from $5.8 million for the nine months ended September 30, 2003, which represents an increase of $1.4 million, or 24.3%. Increases in headcount and recruiting costs, insurance, professional fees and other costs primarily related to operating as a newly public company all contributed to increased general and administrative expenses. For the nine months ended September 30, 2004, general and administrative expenses were 14.2% of total revenue, compared to 14.0% for the nine months ended September 30, 2003.

Stock-Based Compensation Charges. In connection with the grant of stock options to employees, we recorded as amortization stock-based compensation of $0.6 million and $0.1 million for the nine months ended September 30, 2004 and 2003, respectively.

Other Income (Expense)

Interest income increased to $0.3 million for the nine months ended September 30, 2004 from $28,000 for the nine months ended September 30, 2003, which represents an increase of $0.3 million. The increase is primarily due to higher average cash and investment balances as a result of the proceeds from our initial public offering.

Interest expense decreased to $0.8 million for the nine months ended September 30, 2004 from $1.1 million for the nine months ended September 30, 2003, which represents a decrease of $0.3 million, or 26.9%. The reduction is a result of lower balances on our two credit lines and a reduction of amounts outstanding under capital leases.

Net Income (Loss)

The net income increased to $0.2 million for the nine months ended September 30, 2004 from a net loss of $1.7 million for the nine months ended September 30, 2003, as a result of the factors described above.

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

As of September 30, 2004, we had cash, cash equivalents and investments totaling $57.8 million. We currently invest our cash reserves in money market funds, high-grade auction rate securities and U.S. government or corporate debt securities. We also have two separate credit facilities that provide up to $10.0 million of borrowing capacity, subject to certain limitations. On October 15, 2004, one of our credit facilities (with a $5.0 million borrowing limit) expired. The other is scheduled to expire on December 31, 2004. We do not currently anticipate renewing either of these line of credit facilities.

Net cash provided by operations was approximately $5.9 million for the nine months ended September 30, 2004. Net cash provided by operating activities for the nine months ended September 30, 2004 was primarily the result of a decrease in accounts receivable and increases in inventory, accrued liabilities and deferred revenue, augmented by non-cash items such as depreciation and amortization of stock-based compensation. The decrease in accounts receivable reflects a reduction in our days sales outstanding. The increase in inventory is primarily a result of higher levels of service inventory and increased finished goods. The increase in accrued liabilities is primarily associated with the accrual of costs associated with our initial public offering. The increase in deferred revenue is primarily associated with the expansion of our non-warranty service business.

Net cash used in investing activities amounted to approximately $32.7 million for the nine months ended September 30, 2004, and reflects the investment of the proceeds from our initial public offering and capital expenditures primarily associated with our DIS operations.

Net cash provided by financing activities amounted to approximately $47.5 million for the nine months ended September 30, 2004. Proceeds from the initial public offering less amounts paid under credit line borrowings and capital lease obligations and notes payable to stockholders were primarily responsible for the net cash provided by financing activities in the nine months ended September 30, 2004.

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

Reserves for Doubtful Accounts, Billing Adjustments and Contractual Allowances

Historically, the need to estimate reserves for accounts receivable has been primarily limited to our DIS business. We provide reserves for billing adjustments, contractual allowances and doubtful accounts. DIS billing adjustments are adjustments for billing errors that are normally recorded within the first 90 days subsequent to the performance of service, with the majority occurring within the first 30 days. Reserves are provided as a percentage of DIS revenue based on historical experience rate. We primarily bill the physicians under contract directly, and in a minority of cases, we are reimbursed under government programs, Medicare or by private insurance companies. We provide reserves for contractual allowances for billings to Medicare and insurance companies based on our collection experience rates. We use a combination of factors in evaluating the collectibility of accounts receivable. Each account is reviewed on at least a quarterly basis and a percentage varying from zero to 100% for each account is established. We do not establish reserves for accounts with a history of payment without disputes. We generally reserve between 20% and 50% of the outstanding balance for accounts that are more than 180 days late and under dispute. We reserve 100% of the outstanding balance for accounts that we believe constitute a high risk of default based on factors such as level of dispute, payment history and our knowledge of a customer’s inability to meet its obligations. We also consider bad debt write-off history. Our estimates of collectibility could be reduced by material amounts by changed circumstances, such as a higher number of defaults or material adverse changes in a payor’s ability to meet its obligations.

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

Warranty

We provide a warranty on certain of our products and accrue the estimated cost at the time revenue is recorded. Historically, the warranty periods have ranged from up to 24 months. Since July 2002, the majority of the warranty periods have been 12 months before customer-sponsored maintenance begins. Warranty reserves are established based on historical experience with failure rates and repair costs and the number of cameras covered by warranty. We review warranty reserves monthly and, if necessary, make adjustments.

Corporate Information

We have trademark registrations in the United States for 2020tc Imager®, CardiusSST®, Digirad®, Digirad Logo®, Digirad Imaging Solutions®, FlexImaging® and SPECTour®. We have trademark applications pending in the United States for the following marks: Cardius™, DigiServTM, DigiTechTM, SolidiumTM, AcqSmartTM and SeeQuantaTM. We have obtained and sought trademark protection for some of the above listed marks in the European Community and Japan.

Risk Factors

You should carefully consider the risks and uncertainties described below, together with all other information included in this quarterly report and in our other public filings, before making any investment decision regarding our stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our stock could decline and you could lose all or part of your investment.

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

Our current product and leasing service offerings consist primarily of our line of gamma cameras, including our Cardius-1, Cardius-2, Cardius-3, 2020tc Imager and SPECTpak PLUS camera systems, each of which is designed for use in the nuclear imaging market segment and all of which utilize the same solid-state technology. In addition, we offer a mobile imaging leasing service through DIS, which includes an imaging system, certified personnel, required licensure and other support for nuclear imaging procedures. As such, our line of products and services is not as diversified as those of some of our competitors. Consequently, if sales of our products or leasing services decline precipitously, our business would be seriously harmed, and it would likely be difficult for us to recover because we do not have the breadth of products or services that would enable us to sustain our business while seeking to develop new types of products or services or other markets for our existing products and services. In addition, because our technical know-how and intellectual property have limited applications, we may be unable to leverage our technical know-how and intellectual property to diversify our products and services or to develop other products or sources of revenue outside of the nuclear imaging market.

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

There are numerous risks associated with any leasing arrangement, including the possibility that physicians may fail to make the required payments under the terms and provisions of their lease commitments. Our DIS business is also affected by the ability of physicians to pay us, which in turn may be affected by general economic and business conditions and the availability of reimbursement for the physicians. In addition, DIS customers may decide to purchase their own cameras rather than continue to use the DIS leasing service. Such circumstances could adversely affect our business and financial condition.

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

We plan to grow our DIS business by expanding into several new states, adding new hub locations in states in which we currently operate and increasing hub utilization by adding physician customers and routes. As we undertake this expansion, we will need to hire, train and retain qualified personnel. We cannot assure you that physicians or hospitals in these new markets will accept our imaging products or services. Our expansion into additional domestic markets is subject to inherent risk, including the burden of complying with applicable state regulations, including but not limited to regulations concerning the use, storage, handling and disposal of radioactive materials, the difficulties in obtaining the necessary radioactive licensures and difficulties in staffing and managing operations. Furthermore, physician self-referral laws currently in effect in the State of New York may not allow the conduct of our DIS business as it is currently structured or at all, and we may find the laws of other states in which we do not currently operate to require us to change the structure of our DIS business to operate in such states.

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

Our manufacturing operations and executive offices are located at a single facility in Poway, California, near known fire areas and earthquake fault zones. This facility is located a short distance from the wildfires that destroyed many homes and businesses in San Diego County, California in 2003. We have taken precautions to safeguard our facilities, including insurance and health and safety protocols. However, any future natural disaster, such as a fire or an earthquake, could cause substantial delays in our operations, damage to or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. A disaster could significantly harm our business and results of operations. The insurance we maintain against fires and other natural disasters may not be adequate to cover our losses in any particular case.

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

All of the states in which we operate require that the imaging technicians that operate our cameras be licensed or certified. Obtaining such licenses may take significant time as we expand into additional states. Any lapse in the licensure or certification of our technicians could increase our costs and adversely affect our operations and financial results. Further, we are currently enrolled by Medicare contractors, or “carriers,” as an independent diagnostic testing facility in nine states where we were operating under our “mixed bill” model, and enrollment is essential for us to receive payment for healthcare services directly from Medicare. We have terminated our “mixed bill” operations as of August 3, 2004, and no longer derive revenues from such operations.

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

We have incurred significant net losses since our inception in November 1985 and as of September 30, 2004, we had an accumulated deficit of $80.5 million. We expect to incur increased operating expenses in the near term as we, among other things:

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

•                                          camera purchases by DIS customers;

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

We currently have a small number of customers, whom we typically bill after the delivery of our products and imaging services. If orders for our gamma cameras were to be cancelled, or our leasing service customers stopped using us or do not renew their lease agreements with us, or decide to purchase their own camera, our business would be adversely affected. Furthermore, in view of our small customer base, our failure to gain additional customers, the loss of any current customers or a significant reduction in the level of leasing services provided to any one customer could disrupt our business, harm our reputation and adversely affect our sales.

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

The sale and support of our products entails the risk of product liability, warranty claims and related tort or other claims, such as those based on claims by patients or customers that the failure of one of our products resulted in a misdiagnosis, personal injury or death or that our equipment does not function as represented. The medical device industry has been subject to significant products liability litigation. We may incur significant liability in the event of any such litigation, regardless of the merit of the action. Although we maintain product liability insurance, we cannot be sure that this coverage is adequate or that it will continue to be available on acceptable terms, if at all. We also may face significant warranty exposure, which could adversely affect our operating results and our reputation and ability to provide our DIS leasing services and our relations with current customers. Any unforeseen warranty exposure or insufficient insurance could harm our business, financial condition and results of operations. Finally, even a meritless or unsuccessful product liability or warranty claim could harm our reputation in the industry, lead to significant legal, diversion of management’s attention from managing our business and could have a material adverse effect on our business and financial condition.

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

Segami Corporation, or Segami, has developed image acquisition and processing software for our camera under a non-exclusive license agreement. In the event that Segami attempts to terminate the license agreement, refuses to extend the term of the license or seeks to impose unreasonable pricing or terms, we would have to find an alternative software system to use in our gamma camera. To our knowledge, there are a limited number of companies that would be able to develop and implement a software system similar to what we use in our gamma camera. As a result, in the event that we were unable to continue to use the software under the license from Segami, we could have delays in the production of our gamma camera as we attempted to find a substitute software provider. Furthermore, we cannot guarantee that alternative software providers would be able to meet our requirements or that their software would be available to us at favorable prices, if at all. To the extent we were unable to find an alternative source for the software, we may have to develop our own software system. Even though we have developed acquisition software, we cannot guarantee that we could internally develop such a software system or that such efforts would not divert resources away from the development of other features of our camera. As a result, locating an alternative software system or developing our own software system could interrupt the manufacture and delivery of our products for an extended period of time and may cause the loss of customers and revenue.

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

•                                          changes in earnings estimates or recommendations by us or securities analysts; and

•                                          general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

Future sales of our common stock may cause our stock price to decline.

A small number of our current stockholders hold a substantial number of shares of our common stock that they will be able to sell in the public market in the near future. Sales by our current stockholders of a substantial number of shares, or the expectation that such sale may occur, could significantly reduce the market price of our common stock. Moreover, as of September 30, 2004, the holders of approximately 12,522,687 shares of common stock, including shares issued upon the exercise of certain of our warrants, will have rights, subject to some conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders. Although the holders of most of our outstanding capital stock have agreed with the underwriters of our initial public offering to be bound by a 180-day lock-up agreement that prohibits these holders from selling or transferring their stock, other than in specific circumstances, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., at their discretion, can waive the restrictions of the lock-up agreement at an earlier time without prior notice or announcement and allow our stockholders to sell their shares of our common stock in the public market. If the restrictions of the lock-up agreement are waived, shares of our common stock will be available for sale into the market, subject only to applicable securities rules and regulations, which may cause our stock price to decline. In addition, the lock-up period expires on December 6, 2004, and if these holders previously subject to the lock-up agreement cause a large number of securities to be sold in the public market, such sales may cause our stock price to decline.

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

There has been no prior public market for our common stock and an active trading market may not develop.

Prior to our initial public offering, there had been no public market for our stock. Although we are currently listed for trading on Nasdaq National Market, an active trading market for our common stock may not develop or, if it is developed in the future, may not be sustained. An inactive market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. Furthermore, an inactive market may impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, products and technologies by using our shares as consideration.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest rates is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Changes in interest rates over time will increase or decrease our interest income.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)          On August 9, 2004, we issued warrants to purchase 23,809 shares of our common stock to three of our stockholders in connection with the repayment of principal outstanding under notes payable held by one of the stockholders. Such warrants have an exercise price equal to $12.00 per share and expire if not exercised on or before June 16, 2008. The offers, sales and issuances of the warrants were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act because the issuance of warrants to the recipients did not involve a public offering. The recipients of the warrants represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to warrants issued in such transaction. Each of the recipients of the warrants were accredited or sophisticated persons and had adequate access, through employment, business or other relationships, to information about us.

(b)         We effected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-113760) that was declared effective by the Securities and Exchange Commission on June 9, 2004. On June 15, 2004, 5,500,000 shares of common stock were sold on our behalf at an initial public offering price of $12.00 per share, for an aggregate offering price of $66.0 million, which offering was managed by Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., Banc of America Securities LLC and William Blair & Company, L.L.C. Following the sale of the 5,500,000 shares, the offering terminated.

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

As of September 30, 2004, we had used approximately $10.5 million of the net proceeds from our initial public offering to repay our lines of credit, capital leases and notes payable, none of which was paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. In addition, we had used $1.9 million to fund operations and capital equipment purchases. We expect to use a majority of the remainder of the net proceeds from our initial public offering to manufacture and market our gamma cameras, build our sales and marketing capabilities and expand our business. To a lesser extent, we anticipate using the remaining net proceeds of the offering:

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

We cannot specify with certainty all of the particular uses for the net proceeds received from our initial public offering. The amount and timing of our expenditures will depend on several factors, including the amount of revenue generated from our operations, the progress of our commercialization efforts, and the amount of cash used in our operations. Accordingly, our management will have broad discretion in the application of the net proceeds.

Pending the uses described above, we plan to invest the net proceeds from our initial public offering in short- and medium-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation
3.2(1)	Restated Bylaws
4.1(2)	Form of Specimen Stock Certificate
4.2	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended.
10.1(3)	Amendment to Loan Agreement, dated effective August 9, 2004, by and between Digirad Corporation and the Gerald G. Loehr Separate Property Trust.
10.2	Form of Warrant to purchase shares of Common Stock by and among Digirad Corporation and the investors listed on the schedule thereto.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                  Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2004.

(2)                                  Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Commission on March 19, 2004, as amended thereafter.

(3)                                  Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIRAD CORPORATION

Date: November 2, 2004	By:	/s/ David M. Sheehan
David M. Sheehan
President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2004	By:	/s/ Todd P. Clyde
Todd P. Clyde
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation
3.2(1)	Restated Bylaws
4.1(2)	Form of Specimen Stock Certificate
4.2	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended.
10.1(3)	Amendment to Loan Agreement, dated effective August 9, 2004, by and between Digirad Corporation and the Gerald G. Loehr Separate Property Trust.
10.2	Form of Warrant to purchase shares of Common Stock by and among Digirad Corporation and the investors listed on the schedule thereto.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                  Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2004.

(2)                                  Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Commission on March 19, 2004, as amended thereafter.

(3)                                  Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2004.