Form 10-K
period 2004-12-31
DIGIRAD CORP
filed 2005-03-03
CIK 707388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-50789

Digirad Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0145723
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13950 Stowe Drive, Poway, CA	92064
(Address of Principal Executive Offices)	(Zip Code)

(858) 726-1600

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing stock price of the Common Stock reported on the Nasdaq National Market on June 30, 2004, was approximately $136,112,286. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 18, 2005 was 18,110,848.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end December 31, 2004 are incorporated by reference into Part III of this report.

DIGIRAD CORPORATION

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2004

PART I

Forward-Looking Statements

This report contains various forward-looking statements regarding our business, financial condition, results of operations and future plans and projects.  Forward-looking statements discuss matters that are not historical facts and can be identified by the use of words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would” or similar expressions.  In this report, for example, we make forward-looking statements regarding, among other things, our expectations about the rate of revenue growth in specific business segments and the reasons for that growth and our profitability.

Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us.  Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control.  As a result, our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors”.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made.  They give our expectations regarding the future but are not guarantees.  We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Corporate Information

Unless the context requires otherwise, in this report the terms “we,” “us” and “our” refer to Digirad Corporation and our wholly-owned subsidiaries, Digirad Imaging Solutions, Inc. and Digirad Imaging Systems, Inc. and their predecessors.

Item 1.   Business

Overview

We are a leader in the development, manufacture and distribution of solid-state medical imaging products and services to physician offices, hospitals and imaging centers for the detection of cardiovascular disease and other medical conditions. We designed and commercialized the first solid-state gamma camera. Our initial focus is the nuclear cardiology imaging market.  We believe this market segment generates revenue of approximately $10 billion annually in the United States. Our target markets are primarily physician practices and outpatient clinics, which we believe constitute approximately 25% of this total market, or $2.5 billion.

By utilizing solid-state technology rather than bulky vacuum tubes, we believe that our imaging systems maintain image quality while offering significant advantages, including mobility through reduced size and weight, enhanced operability and reliability, and improved patient comfort and utilization. Due to size and other limitations of vacuum tube cameras, nuclear imaging has traditionally been confined to dedicated and customized space within a hospital or imaging center. The size and mobility of our imaging systems enable us to deliver nuclear imaging procedures in a wide range of clinical settings—physician offices, outpatient clinics or within multiple departments in a hospital.

We sell our imaging systems to physicians, outpatient clinics and hospitals. In addition, through our wholly-owned subsidiaries, Digirad Imaging Solutions, Inc. and Digirad Imaging Systems, Inc., which we refer to collectively as DIS, we also offer a comprehensive and mobile imaging leasing and services program, called FlexImaging®, for physicians who wish to perform nuclear cardiology imaging procedures in their offices but do not have the patient volume, capital or resources to justify purchasing a gamma camera. DIS provides physician customers with an imaging system, certified personnel, required licensure and other support for the performance of nuclear imaging procedures under the supervision of our physician customers. Physicians enter into annual contracts for imaging services delivered on a per-day basis. DIS currently operates 31 regional hubs or sites and performs services in 18 states and the District of Columbia.

Our unique dual sales and leasing distribution model offers physicians, clinics and hospitals versatile delivery options that appeal to medical establishments of all sizes, capabilities and imaging expertise.  All of our imaging systems feature reduced size and weight and, with the advent of our new Cardius™-3 dedicated cardiac triple-head camera, physicians can now choose among single, dual or triple-head cameras in order to accommodate their practices’ speed and throughput needs.  The flexibility of our products and our DIS leasing service allows cardiologists to provide nuclear imaging procedures in their offices to patients that they historically had to refer to hospitals or imaging centers. As a result, we provide physicians with more control over the diagnosis and treatment of their patients and enable physicians to retain revenue from procedures that would otherwise be referred elsewhere.

Nuclear imaging is a clinical diagnostic tool that has been in use for over 40 years with reimbursement codes established since 1971. According to industry sources, 18.4 million nuclear imaging procedures were performed in the United States in 2003, of which 10.2 million procedures were cardiac applications, a volume that is expected to grow approximately 8% in 2005. We believe the growth in nuclear cardiology imaging will be driven by an increase in coronary heart disease resulting from the aging of baby boomers and the record rate of obesity and diabetes in all age groups.  We estimate that the 2004 growth rate for nuclear cardiology procedures performed in physician offices was approximately 15%, and that the growth rate in hospitals was approximately 4%.  Although these growth rates have slowed considerably in the last two years, we believe that our imaging systems’ small size, mobility, and ability to accommodate physicians’ varying speed and throughput needs offer us significant competitive advantages in capitalizing on this shift in delivery of nuclear cardiology imaging services from hospitals to physician offices.

The target market for our products and services is the approximately 30,000 cardiologists in the United States that perform or could perform nuclear cardiology procedures. To date, we have sold or provided imaging services through DIS to approximately 600 physicians, or approximately 2% of the cardiologists.  In 2004, DIS performed over 89,000 patient procedures, which constitutes approximately 1% of the cardiac nuclear imaging procedures we estimate were performed in the United States that year.

We sold our first gamma camera in March 2000 and we established DIS in September 2000.  In fiscal 2004, we had consolidated revenues of $68.1 million and net income of $0.2 million.  We had consolidated revenues of $56.2 million and net losses of $1.7 million in fiscal 2003, and consolidated revenues of $41.5 million and net losses of $12.8 million in fiscal 2002. Revenue from DIS and from our camera sales constituted 65% and 35%, respectively, of our 2004 consolidated revenues, 62% and 38%, respectively, of our 2003 consolidated revenues and 55% and 45%, respectively, of our 2002 consolidated revenues. We believe DIS will continue to provide us with recurring annual contractual revenue and comprise the largest component of our consolidated revenue.

Market Opportunity

Nuclear Imaging

Nuclear imaging is a form of diagnostic imaging in which depictions of the internal anatomy or physiology are generated primarily through non-invasive means. Diagnostic imaging facilitates the early diagnosis of diseases and disorders, often minimizing the scope, cost and amount of care required and reducing the need for more invasive procedures. Currently, five major types of non-invasive diagnostic imaging technologies are available: x-ray; magnetic resonance imaging; computerized tomography; ultrasound; and nuclear imaging.

Nuclear imaging measures varying degrees of physiological activity. Physicians use the images and related clinical information to determine whether to refer patients to more invasive diagnostic or therapeutic treatments. Nuclear imaging is provided through two primary technologies: gamma cameras and dedicated positron emission tomography, or PET, machines.  The most widely used imaging acquisition technology utilizing gamma cameras is single photon emission computed tomography, or SPECT.  All of our current cardiac gamma cameras employ SPECT.

According to industry sources, despite the improved image quality of PET machines, gamma cameras continue to be used for a substantial majority of nuclear imaging procedures. We believe this preference is due to the lower purchase and maintenance costs, smaller physical footprint and easier service logistics of gamma cameras. In an emerging trend in oncology and, to a lesser extent, in cardiology, SPECT and PET technologies are being integrated with computed tomography, or CT, to form hybrid imaging modalities known as SPECT/CT and PET/CT.  Hybrid imaging is believed to be advantageous because it combines the anatomical image benefits of CT with the functional information offered by SPECT and PET into a single image, although hybrid systems are substantially more expensive than gamma cameras.

Clinical Applications for Nuclear Imaging

Nuclear imaging is used primarily in cardiovascular, oncological and neurological applications. Nuclear imaging involves the introduction of very low-level radioactive chemicals, called radiopharmaceuticals, into the patient’s body. The radiopharmaceuticals are specially formulated to concentrate temporarily in the specific part of the body to be studied. A system comprised of a gamma camera detector and computer is then used to detect the radiation signal emitted by the chemicals and to convert that signal into an image of the body part or organ. Nuclear imaging, in contrast to other diagnostic imaging modalities, shows not only the anatomy or structure of an organ or body part, but also its function—including blood flow, organ function, metabolic activity and biochemical activity. According to industry sources, the following nuclear imaging procedures were performed with gamma cameras in the United States in 2003:

•                  Cardiac Applications.  Approximately 10.1 million procedures were performed in cardiology to provide diagnostic information concerning the flow of blood to, through and from the heart as well as the condition of the heart muscle.

•                  Non-Cardiac Applications.  Approximately 8.3 million procedures were performed in oncology and organ imaging to provide diagnostic information on tumor location and size or on the condition and function of various organs.

Nuclear Cardiology

 We believe that nuclear cardiology procedures performed annually in the United States with gamma cameras generate revenue of approximately $10 billion. Our target markets are primarily physician practices and outpatient clinics, which we believe constitute approximately 25% of this total market, or $2.5 billion.  The market for gamma camera sales across all care settings in the United States within this total market is estimated to be approximately $450 million annually.

According to industry sources, nuclear cardiology procedures are expected to grow by approximately 8% annually through 2005.  We believe the growth of these procedures will be driven by an expected increase in coronary heart disease. According to the American Heart Association, this increase in heart disease will result from the aging of baby boomers and the record rate of obesity and diabetes in all age groups.

Increasingly, a nuclear cardiology procedure is the first non-invasive, diagnostic imaging procedure performed on patients with suspected heart disease. Following the imaging study, the physician will determine whether there is a need for more invasive and expensive diagnostic procedures or therapeutic treatments. These treatments may include angiography, which is an x-ray procedure by which catheters are inserted into an artery or vein to take pictures of blood vessels; angioplasty, which is a procedure by which catheters with balloon tips are used to widen narrowed arteries; or open heart surgery. Given the clinical advantages of nuclear cardiac images, many payors require patients to complete a nuclear cardiology procedure before undergoing more invasive diagnostic procedures and therapeutic treatments.

Competitive Strengths

We believe that our position as a market leader in the nuclear cardiac imaging market is a product of the following competitive strengths:

•            Leading Solid-State Technology.  We were the first company to develop and commercialize solid-state technology for nuclear imaging applications. We have continued to introduce new products and to develop our manufacturing capability and intellectual property. We believe the mobility of our imaging systems has accelerated the shift of nuclear cardiology procedures from hospitals and imaging centers to physician offices.

•            Mobile Applications Through Reduced Size and Weight.  Our solid-state technology has allowed us to reduce the size and weight of gamma cameras, resulting in the only in-office mobile cardiac gamma cameras on the market. Some of our cameras weigh less than 450 pounds and our imaging chairs weigh less than 350 pounds.  The imager and chair of our largest, high performance, triple-head Cardius-3 imager weigh a combined 715 pounds, and the accompanying acquisition and processing station weighs 450 pounds.  Our dedicated cardiac imagers require a floor space of only seven feet by eight feet and generally can be employed without facility renovations. As a result, our mobile imaging systems can be easily moved within a hospital or imaging facility, or by van between physician offices. In contrast, vacuum tube cameras typically weigh 2,400 to 5,000 pounds, are difficult to move and often require a dedicated room and facility renovations such as reinforced floors.

•            Image Quality.  Digirad’s recently launched, high performance triple-head system offers high count imaging statistics in less time for optimal imaging efficiency and quality.  We believe that our mobile imaging systems produce a high-quality image despite the rigors of a mobile environment. In addition, our imaging chair places the patient in an upright position, which reduces the potential for certain types of false indications of an organ defect. Most vacuum tube cameras require patients to be imaged while lying on their backs. In this position, the diaphragm does not descend and may push other organs up against the apex of the heart, which may result in false indications. We believe that we mitigate this problem through our upright patient positioning.

•            Enhanced Operability and Reliability.  We believe our imaging systems provide improved workflow, better power efficiency and increased reliability as compared to vacuum tube cameras.  Our gamma cameras do not require continuous power and are ready to image minutes after being turned on.  In contrast, competitive systems must be powered continuously to stabilize the temperature of multiple vacuum tubes. In addition, our solid-state technology is more mechanically durable than vacuum tubes, which are more likely to change their performance characteristics if they sustain physical shocks during transportation. The small size and light weight of our detector heads and the modular design of our cameras also facilitate repairs and upgrades in the field, which are often accomplished by delivering replacement components overnight.

•            Improved Patient Comfort and Utilization.  We believe the upright and open architecture of our patient chair can reduce patient claustrophobia and increase patient comfort when compared to traditional vacuum tube-based imaging systems. The majority of other imaging systems require the patient to lie flat and have detector heads rotate around the patient, creating a more confining environment and potentially increasing the time it takes the patient to enter and exit the system. Depending on the patients’ physical condition, we believe the time savings available with our upright imaging may increase productivity by as much as one additional patient per day.  Additionally, with the availability of our Cardius-3 triple-head imager, clinicians have the capability to perform sub-seven minute image acquisitions for more optimized workflow, resource utilization and patient comfort.

•            Unique Dual Distribution.  We have implemented a unique dual distribution model by offering our physician and hospital customer’s alternatives methods of using our imaging systems. We sell imaging systems to physicians and hospitals that wish to perform nuclear imaging in their facilities and manage the related service logistics. Through DIS, we also offer our FlexImaging® services to physicians and hospitals on an annual basis in flexible increments ranging from one day per month to several days per week. DIS allows physicians and hospitals to offer nuclear imaging procedures to their patients without the capital investment, certified personnel, required licensure and other logistics associated with operating a nuclear imaging site.

•            Intellectual Property Portfolio.  We have developed an intellectual property portfolio that includes product, component and process patents covering various aspects of our imaging systems. As of December 31, 2004, we owned 23 patents issued in the United States and two patents issued internationally. We also have 14 additional patent applications pending in the United States and 24 applications pending internationally. In addition to our patent portfolio, we have developed proprietary manufacturing and business know-how and trade secrets that we believe provide us with a competitive advantage.

Digirad Imaging Solutions (DIS)

DIS offers a comprehensive and mobile imaging leasing service, called FlexImaging®, which includes an imaging system, certified personnel, required licensure and other logistics for the performance of nuclear imaging procedures under the supervision of physicians. DIS allows cardiologists to provide nuclear imaging procedures in their offices to patients they historically had to refer to hospitals or imaging centers. As a result, DIS provides physicians with more control over their patients’ diagnosis and treatment as well as incremental revenue opportunities. Physicians can tailor their nuclear imaging expenses to their practice needs and patient volumes.

Under our FlexImaging program, we provide a mobile camera, a state-certified nuclear medicine technologist and a certified cardiographic technician or registered nurse.  We also provide the radiopharmaceuticals, pharmaceutical stress agents and related radioactive materials licensure and supervision for radiation safety services.  All imaging procedures are administered under the physician’s supervision. In 2004, we introduced a leasing program called DigiTech TM Professional Services that allows physicians who have purchased a Digirad camera to lease all of the components of our FlexImaging program with the exception of the camera.  In the latter half of 2004, the DigiTech program was rapidly accepted by our customers and therefore constituted a higher-than-anticipated share of our overall DIS revenues at lower margins.  Recognizing the value that the DigiTech program brings to customers, we have now re-priced the program and anticipate this action to result in higher per-day revenue and margins in the future..

DIS currently performs services in 18 states and the District of Columbia and has over 300 contracts with physicians, most of whom are office-based cardiologists. DIS also provides leasing services to internists, hospitals and clinics. Our DIS operations use a “hub and spoke” model in which centrally located regional hubs anchor multiple van routes in the surrounding metropolitan areas. As of December 31, 2004, we had a total of 204 employees in our DIS business operating 31 hubs and sites and 71 cameras. We have invested substantial resources in developing our service infrastructure, which includes radioactive materials licensing, a staff of radiation safety officers and licensed clinicians, coordinated billing services and standardized lease agreements. We believe that our service infrastructure and know-how will support additional routes and imaging modalities in the future and will provide a significant barrier to entry to competitors.

DIS has policies and procedures for the handling of radioactive materials, purchasing relationships, clinical training and quality assurance that we believe maximize operational efficiency and improve customer satisfaction. We have implemented a compliance plan to help ensure adherence to applicable state and federal regulations, including Medicare regulations. We also have an active quality assurance and control program designed to optimize service and follow strict radiation safety and training programs. Our management team has developed experience in hiring and training clinical staff as well as providing quality services to our customers.

At our DIS hubs, technicians load the equipment, radiopharmaceuticals and other supplies onto specially equipped vans for transport to the physician’s office, where the technicians set up the equipment for the day. After quality assurance testing, and under the physician’s supervision, a technician will gather patient information, inject the patient with a radiopharmaceutical and then acquire the images for review by the physician. The technicians furnish the physician with applicable paperwork and billing information for all patients and clean the utilized areas before departing.

As of December 31, 2004, we provided FlexImaging leasing services to all of our DIS customers under annual contracts for services delivered on a per-day basis. These contracts decrease our immediate and direct dependence on physician reimbursement. Under these agreements, physicians pay us a fixed amount for each day that they lease our equipment and personnel, and they commit to the scheduling of a minimum number of lease days during the one-year lease term. The same fixed payment amount is due for each day regardless of the number of patients seen or the reimbursement obtained by the physician. Until August 2004, we also offered a “mixed bill” option, under which we provided the technical component of our services and billed either the physician or the patient’s third party payor, including Medicare, directly, and so remained at direct reimbursement risk.  As of December 31, 2004, less than $65,000 billed directly to Medicare under the phased-out “mixed bill” option remained outstanding.

We believe DIS allows us to avoid the often lengthy and sometimes unpredictable sales cycle associated with capital equipment sales in a hospital or physician practice setting, and provides us with recurring contractual revenue. Occasionally, DIS customers purchase our imaging systems. Such purchases decrease our DIS revenues but increase our camera sales revenues.  In addition, because we own the product that we lease, we have at times been able to translate technical camera improvements into increased margins in our DIS business.  For example, we recently introduced the Cardius-3, our triple-head camera that features high count imaging statistics and higher patient throughput.  We believe that our mobile version of the Cardius-3 now under development, subject to its successful beta-testing in the first half of 2005 and incremental roll-out into DIS in the second half of 2005, may result in improved revenue and higher margins in DIS.

Our Technology

Conventional Vacuum Tube Technology

Most gamma cameras use a scintillation crystal, or scintillator, to convert the energy of a gamma ray photon into light. This light is then converted by means of a photodetector into an electrical signal which is reconstructed into a diagnostic image. Most traditional gamma cameras use a single crystal sheet as the scintillator and use vacuum tube photomultipliers as their photodetectors, which are referred to as vacuum tube photomultipliers. This basic approach has not undergone any fundamental change in over 40 years.

Each vacuum tube is approximately the size of a soft drink can.  Since a detector can consist of up to 60 vacuum tubes, the result is a camera with both a large detector enclosure and significant weight due to the lead shield that is required around the detector enclosure. In addition, vacuum tubes cannot be easily moved or used in a mobile environment because vibration may change the electrical properties of the tubes or break them. Further, vacuum tubes may lose their vacuum over time, resulting in reduced reliability.

Our Solid-State Technology

We introduced the first solid-state gamma cameras to the nuclear imaging market in March 2000.  In July 2003, we launched our third-generation Solidium™ detector, which improved the reliability and sensitivity of our gamma cameras as well as reducing their cost.  Our imaging systems utilize a proprietary photodetector which incorporates a silicon semiconductor, or photodiode, that detects light and converts it into an electronic signal for reconstruction into a diagnostic image. Our photodiode replaces the vacuum tubes used in traditional gamma cameras. The size and thickness of our photodiodes is approximately that of a dime, which enables us to build detector heads that are significantly smaller and lighter than the detector heads in traditional gamma cameras. Our solid-state photodiodes are durable, do not change their electrical properties as a result of vibration associated with transportation and are more reliable over time than vacuum tubes. These properties allow our imaging systems to be mobile.

Although photodiodes have been used for many years in varying applications, their use in gamma cameras was previously unsuccessful because performance and functionality limitations prevented the development of a commercially viable product. When a gamma ray emitted from a patient strikes a scintillator, only a very small amount of light is generated, and an even smaller electrical signal is produced in the photodiode. Traditional photodiodes were able to produce detectable electrical signals only at very low temperatures, typically less than -20° Celsius, due to the electrical noise inherent in the photodiodes. The equipment and cost required to maintain this low temperature prohibited commercialization of a photodiode-based gamma camera. Our proprietary photodiode is capable of producing these measurable small electrical signals at near room temperature, which reduces cost and improves reliability.

Our photodiode is packaged with our segmented scintillation crystal and readout electronics into a patented detector module. The segmented scintillation crystal allows our module to achieve higher gamma ray detection rates than the single crystal sheet used in traditional gamma cameras. We believe the improved detection rates will be useful with new molecular imaging compounds that we anticipate being introduced into the market. The entire module is designed so that it can be physically joined to other modules in varying sizes and shapes, allowing for the design of large field of view and application-specific imaging systems.

Our Products

We sell a line of solid-state gamma cameras and accessories offering both general nuclear imaging and specific clinical-application imaging. In a typical nuclear cardiology procedure, the physician acquires two images from the patient, one while the patient’s heart rate is at rest and the other after the heart has been stressed. The procedure begins with the injection of a small amount of radiopharmaceutical. A patient imaged by our gamma camera sits in an imaging chair and places both arms on a shoulder-level armrest. The chair is adjusted to align the patient’s heart on the axis of the chair’s rotation.

Following positioning of the patient, image acquisition begins with the patient slowly rotating in front of the camera’s detector head, which has also been positioned at heart level. The duration of the acquisition is a function of the patient’s body mass, whether the test is performed with the heart at rest or under stress, the amount of radiopharmaceutical and the number of camera detectors on the system.

Stress images are acquired by stressing the heart, either through exercise or the use of other pharmaceuticals, and then injecting the radiopharmaceutical at the peak stress level. The difference between a resting and stress image allows the physician to determine the level of cardiac function. At the conclusion of the image acquisition process, the chair is rotated to the exit position and the patient steps out. After collecting the images, the technologist performs the image reconstruction, checks the quality of the images and further processes the images. The physician then reviews the images and determines whether more invasive diagnostic procedures or therapeutic treatments are necessary.

Each of our imaging systems fits into a seven foot by eight foot room, and the systems generally do not require expensive room modifications or electrical changes.  We currently offer the following products:

The Cardius™-3 imager is a stationary, triple-head gamma camera with an upright imaging chair designed for dedicated nuclear cardiology applications and high-procedure volumes. The Cardius-3 imager features three proprietary, third generation Solidium™ solid-state detector heads that provide high count imaging statistics, enhanced image quality and higher patient throughput.  Capable of sub-seven minute stress acquisitions, the system is well suited for high volume cardiology practices, large hospitals and busy outpatient imaging centers.  This product is the only dedicated cardiac triple-head camera currently on the market.

 The Cardius™-2 imager is a stationary, dual-head gamma camera with an upright imaging chair designed for dedicated nuclear cardiology applications.  The Cardius-2 features two of our proprietary Solidium detector heads with excellent image quality and workflow efficiency.  The Cardius-2 imager is well-suited for mid-sized cardiology practices and hospitals.

The Cardius™-1 imager is a single-head gamma camera and patient chair designed for dedicated cardiology applications and lower procedure volumes;   can be configured as either a mobile or a stationary system.  The Cardius-1 also features our  Solidium detector and can be upgraded to a dual-head Cardius-2 by using our upgrade kit. This upgrade feature allows physicians to expand imaging volume as their practices grow and imaging needs increase.  DIS uses a mobile version of the camera, the Cardius-1M, to provide in-office imaging services to its physician customers.  We began deploying the Cardius-1M imager in lieu of the SPECTpak PLUS™ imager in mid-2004.

 The 2020tc imager™ is a mobile, single-head gamma camera that is compact and lightweight. The camera is used for general purpose imaging procedures taken from a single point of view, referred to as planar, ranging from bone scans to thyroid imaging. The small pixel size in our 2020tc Imager provides improved imaging resolution over traditional planar cameras. We sell this camera to hospitals as a secondary camera to increase their capacity and flexibility to image within multiple departments using a single asset.

The SPECTpak PLUS  imager combines our 2020tc imager and SPECTour  patient chair and provides both general purpose nuclear imaging and cardiology imaging, with the added flexibility of mobility. DIS® has historically used the SPECTpak PLUS imager to provide mobile imaging services to its physician customers.  Although DIS still uses the SPECTpak PLUS imager to provide mobile imaging services to some of its physician customers, beginning in 2004, all new units deployed by DIS were Cardius-1M imagers.

 Workstations, Connectivity and Accessories.    We offer a line of high-performance workstations equipped with multiple software options for nuclear image interpretation. We also sell connectivity between imagers from the same or different manufacturers to physicians who wish to integrate studies from multiple imagers into one single workstation or archive. In addition, we offer a line of accessories including hot lab equipment required for the use of radiopharmaceuticals, and various other supplies.

Business Strategy

We intend to continue to expand our business, improve our market position and increase our revenues and profits by pursuing the following business strategies:

•                  Continued Innovation in Solid-State Imaging Technology.  We intend to maintain our leadership position in solid-state imaging technology and software by continuing to invest resources in research and development. We believe we can continue to improve upon our existing technology to enhance image quality, improve user experience, maximize patient throughput, lower system cost and facilitate the ease of maintenance and repairs.

•                  Expand Our DIS Business.  We plan to expand our DIS business into several new states, add new hub locations in states in which we currently operate, and increase hub utilization with additional physician customers and routes.  We also intend to pursue cardiology opportunities for DIS in hospitals and, longer term, new clinical applications for DIS in neurology, oncology and surgery.

•                  Increase Market Share in Camera Sales.  We believe that we can grow our market share by capitalizing on the recent trend of nuclear cardiology procedures shifting from the hospital to the physician office. We are also expanding our hospital sales and marketing efforts to capitalize on the increased demand for secondary mobile cameras.  We intend to focus our efforts on increasing our international presence once all appropriate international certifications are in place.

•                  Drive Margin Improvements and Growth.  We plan to enhance our product margins by achieving operating efficiencies, reducing manufacturing costs and increasing product reliability. We also intend to leverage our technological advancements into improved performance and customer satisfaction in our DIS business.

Sales and Marketing

As of December 31, 2004, our direct domestic sales organization consisted of 36 sales positions, including four regional directors, 12 territory managers responsible for capital equipment sales, and 20 imaging sales professionals responsible for DIS geographic regions. We select our sales representatives based on their expertise in imaging product sales and services. Each sales representative is subject to periodic performance reviews and is required to attend periodic sales and product training. We employ sales specialists to assist territory managers with in-office or on-site camera demonstrations. We intend to increase the number of sales representatives as we launch new products and services and to increase our marketing efforts for existing products.  Our experienced marketing organization performs product development, product management, and marketing communication functions for both the service and product segments of our business.

We also sell our imaging systems in four states and Puerto Rico through three distributors and one independent sales agent.  We also have a distributor in Russia whose distribution arrangement is exclusive.  We select our distributors based on their expertise in imaging systems and sales coverage. These relationships provide the distributor with the right to sell our products within their sales territory, and their sales representatives typically attend the same sales and product training as our own sales representatives.  We often service our domestic customers remotely through high-speed Internet access and dial-up connections that facilitate system diagnosis without the need for field service or repair. When repair is required, our modular part replacement capability allows our field service engineers to perform field repairs that minimize customer downtime. We also employ applications specialists and a connectivity engineer to train our customers or provide technical support on the use of our products. We plan to engage outside service firms to support our international customers.

Manufacturing

We have been manufacturing our cameras since March 2000. The key components of our cameras’ mechanical and electrical systems are designed or configured by us, and include a computer (for both the camera and the stand-alone workstations), cooling systems, liquid crystal display, controller boards and a data acquisition and communication system. Our manufacturing strategy combines our internal design expertise and proprietary process technology with strategic outsourcing. The key components of our cameras’ mechanical and electrical systems are designed or configured by us. We perform subassembly and final system performance tests, packaging and labeling at our facility. We provide connectivity solutions which include consulting, configured computers and outsourced electronic image management systems. We also sell accessories which are outsourced and include printers, equipment for handling and measuring radioactive materials and software for the camera.

Suppliers of critical materials, components and subassemblies undergo ongoing quality certification by us. Most components used in the product are available from multiple sources; however, we do not currently maintain alternative manufacturing sources for certain components of the detector or for the imaging processing software. For those components for which we have only a single source supplier, we are currently qualifying or seeking secondary sources. We use enterprise resource planning and collaborative software to increase efficiency and security in handling of material and inventory, centralizing our purchasing procedures, monitoring our inventory supplies and streamlining our billing methods. Our outsourcing strategy is targeted at companies that meet the standards of the FDA and the International Organization for Standardization, or ISO.

We and our third-party manufacturers are subject to the FDA’s Quality System Regulation, state regulations such as the regulations promulgated by the California Department of Health Services, and regulations promulgated by the European Union. In 2004, we completed the process of relocating and consolidating our manufacturing operations to a new facility in nearby Poway, California that has been licensed by the California Food and Drug Branch. Our facilities and the facilities of our third-party manufacturers are subject to periodic, unannounced inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA and corresponding state agencies.

In late 2004, we received certification to the ISO-13485 quality standard. ISO-13485 establishes a quality system tailored for medical device manufacturers and is promulgated by the ISO. ISO certification is generally required for a medical device manufacturer to distribute products in the European Union.

Research and Development

As of December 31, 2004, our research and development staff consisted of 22 employees. We have a long and extensive commitment to research and development, including an established history in developing innovative solid-state gamma cameras.

The following are some of the critical research and development milestones we have achieved:

•      In March 2000, we launched the first solid-state gamma camera for medical use;

•      In September 2002, we released the first dual-head, solid-state camera;

•                  In July 2003, we launched our third-generation Solidium detector, which improved the reliability and sensitivity of our gamma cameras as well as reducing their cost; and

•      In September 2004, we released the Cardius-3, the first dedicated triple-head cardiac camera.

We have an established core competency in the development of silicon photodiodes and related scintillator assemblies and signaling processing electronics, which are the core of our gamma cameras.

Our research and development efforts are primarily focused in the near term on developing further enhancements to our existing products as well as developing our next-generation products. Our objective is to increase the image quality, sensitivity and reliability of our imaging systems and their clinical and economic benefit to our physician customers and their patients.

Competition

The medical device industry, including the market for nuclear imaging systems and services, is highly competitive, subject to rapid change and significantly affected by new product and service introductions and market activities of other industry participants. In selling and leasing our imaging systems, we compete against several large medical device manufacturers, including Philips Medical Systems, General Electric Healthcare, Siemens Medical Systems and Toshiba Medical Systems. All of these competitors offer a full line of imaging cameras for each diagnostic imaging technology, including x-ray, MRI, CT, ultrasound and nuclear medicine, and certain competitors have recently introduced  SPECT/CT and PET/CT hybrid imaging. The existing nuclear imaging systems sold by our competitors have been in use for a longer period of time than our products and are more widely recognized and used by physicians and hospitals for nuclear imaging. Many of our competitors and potential competitors enjoy significant competitive advantages over us, including:

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

We are aware of certain major medical device companies that are attempting to develop solid-state gamma cameras, and we believe these efforts will continue. However, we are currently not aware of any other solid-state gamma camera used for cardiac applications that has been manufactured or is available in the market. We are aware of a privately-held company, Gamma Medica, which is currently marketing a solid-state gamma camera for breast imaging although we do not believe that this camera can be used in a cardiac application. However, we cannot assure you that Gamma Medica will not attempt to modify its existing camera for use in the cardiac segment in the future or develop another gamma camera for cardiac applications.

In providing our mobile leasing services, we also compete against businesses employing traditional vacuum tube cameras that must be transported in large trucks and cannot be moved in and out of physician offices. Competitive fixed-site services may require extensive or dedicated space and room renovations that result in increased start-up and ongoing costs.  In addition, we compete against a small number of physicians who have established their own mobile imaging businesses using our cameras.

Because of the size of the potential market, we anticipate that companies will dedicate significant resources to developing competing products and services, including a mobile leasing service. Current or future competitors may develop technologies and products that demonstrate better image quality, ease of use or mobility than our nuclear imaging systems. Our nuclear imaging systems or leasing services may be rendered obsolete or non-competitive by technological advances developed by one or more of our competitors. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate reimbursement and are safer, less invasive and less expensive than alternatives available for the same purpose.

We believe that the principal competitive factors in our market include:

•                  improved outcomes for nuclear imaging procedures;

•                  acceptance by physicians;

•                  ease of use, reliability and mobility;

•                  product price;

•                  qualification for reimbursement;

•                  technical leadership and superiority;

•                  effective marketing and distribution; and

•                  speed to market.

Intellectual Property

We rely on a combination of patent, trademark, copyright, trade secret and other intellectual property laws, nondisclosure agreements and other measures to protect our intellectual property. We believe that in order to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships with us. We also require our employees, consultants and advisors who we expect to work on our products to agree to disclose and assign to us all inventions conceived during the work day, using our property, or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.

Patents

We have developed a patent portfolio that covers our overall products, components and processes. As of December 31, 2004, we had 23 issued U.S. patents and 38 pending patent applications, including 14 U.S. applications, 3 international Patent Cooperation Treaty, or PCT, applications and 21 foreign applications seeking protection for selected patents in Japan, Canada and Russia. The issued and pending patents cover, among other things, aspects of solid-state radiation detectors including our photodiodes, signal processing, and system configuration. Our issued patents expire between December 23, 2014 and April 20, 2021. We have multiple patents covering unique aspects and improvements for many of our products. We have entered into a royalty-bearing license for one U.S. patent with a third party for exclusive use in nuclear imaging  (subject to certain reservation of rights by the U.S. Government).

In addition to our solid-state detector and photodiode technology patents, we hold specific patents for an alternative solid-state method using Cadmium Zinc Telluride that we previously pursued for use in gamma cameras. While each of our patents applies to nuclear medicine, many also apply to the construction of area detectors for other types of medical imagers and imaging methods.

The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Patent litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim relating to infringement of patents that is successfully asserted against us may require us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time consuming and would divert the attention of our management and key personnel from our business operations. Our success will also depend, in part, on our not infringing patents issued to others, including our competitors and potential competitors. If our products are found to infringe the patents of others, our development, manufacture and sale of such potential products could be severely restricted or prohibited. In addition, our competitors may independently develop similar technologies. Because of the importance of our patent portfolio to our business, we may lose market share to our competitors if we fail to protect our intellectual property rights.

As the number of entrants into our market increases, the possibility of a patent infringement claim against us grows. While we make an effort to ensure that our products do not infringe other parties’ patents and proprietary rights, our products and methods may be covered by U.S. patents held by our competitors. In addition, our competitors may assert that future products we may market infringe their patents.

Further, a patent infringement suit brought against us may force us to stop or delay developing, manufacturing or selling products that are claimed to infringe a third party’s intellectual property, unless that party grants us rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

Trademarks

As of December 31, 2004, we hold trademark registrations in the United States for the following marks: 2020tc Imager®, CardiusSST®, Digirad®, Digirad Logo®, Digirad Imaging Solutions®, FlexImaging®, and SPECTour®.  We have trademark applications pending in the United States for the following marks: CardiusTM, DigiServSM, DigiTechSM, SolidiumTM, SeeQuanta TM, AcqSmart TM, and SPECTpak Plus TM.  We have obtained and sought trademark protection for some of these listed marks in the European Community and Japan.

Government Regulation

The healthcare industry, and thus our business, is highly dependent on a number of factors that may limit our ability to meet our obligations, a number of which are beyond our control.  These factors include, among others, (1) third party coverage and reimbursement rules and policies, and (2) healthcare fraud and abuse enforcement.  Discussed below are certain factors which could have a significant impact on our future operations and financial condition.  It is difficult to predict the effect of these factors on our operations; however, the factors described below could have a negative impact on such operations and such effect could be material.

Third Party Coverage and Reimbursement.

Healthcare providers that purchase medical devices, such as our products, generally rely on third-party payors, including the Medicare and Medicaid programs and private payors, such as indemnity insurers, employer group health insurance programs and managed care plans, to reimburse all or part of the cost of and utilization of the products.  Products are sold principally to physicians, hospitals and others that receive reimbursement for the products and services they provide.  As a result, demand for our products is dependent in part on the coverage and reimbursement policies of these payors. The manner in which reimbursement is sought and obtained for any of our products varies based upon the type of payor involved and the setting in which the product is furnished and utilized by patients.  Third party coverage and reimbursement for our products and for professional services based on utilization of our products is subject to extensive federal, state, local and foreign regulation, and private payor rules and policies. Some of the pertinent laws, regulations, policies and coverage and reimbursement rules have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. In addition, these healthcare laws and their interpretations are subject to change without notice.

Medicare

Medicare is a federal program administered by the Centers for Medicare and Medicaid Services, or CMS, formerly known as HCFA, through fiscal intermediaries and carriers.  Available to individuals age 65 or over, and certain other classes of individuals, the Medicare program provides, among other things, healthcare benefits that cover, within prescribed limits, the major costs of most medically necessary care for such individuals, subject to certain deductibles and co-payments.  The Medicare program has established guidelines for the coverage and reimbursement of certain equipment, supplies and professional services.  In general, in order to be reimbursed by Medicare, a healthcare item or service furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury or to improve the functioning of a malformed body part.  The specific coverage and methodology for determining the amount of Medicare reimbursement for our products and services varies based upon, among other things, the setting in which a Medicare beneficiary received healthcare items and services.  Any changes in federal legislation, regulations, Medicare manual provisions, or other rules or policy, or the interpretation thereof, affecting Medicare coverage and reimbursement relative to our products could have a material affect on our performance.

DIS Lease Arrangements (Physicians)

Reimbursement to physicians for nuclear imaging tests is complex and subject to change.  In general, physician reimbursement consists of both a “technical component” (i.e., the actual performance of the test) and a “professional component” (i.e., the interpretation of the test, sometimes referred to as a “read” of the test). Physicians may bill for the professional component if they perform and document a bona fide interpretation. Medicare and certain other payors permit providers who perform both the technical and professional components to either bill “globally” for both components of the tests, if applicable requirements are met, or to bill for the technical component and professional component separately. In our lease model, our physician customers bill globally for both the technical and professional components of the tests. Assuming they meet certain requirements, including but not limited to adequate supervision of the non-physician personnel performing the tests, they may bill and be paid by Medicare according to the Medicare Physician Fee Schedule.

Under our “mixed bill” model, we provided the technical component of nuclear imaging services and billed either the physician or, if the patient was a Medicare patient, the Medicare program directly. For those services we billed directly, our Medicare payment is based on the Medicare Physician Fee Schedule and we billed the patient for any co-payment. The physician performed and billed the payor for the professional component for all patients, including the interpretation of the test. In our lease agreement model, we derive our revenues directly and only from customer physicians. In our “mixed bill” model, we derived revenues from Medicare, as well as direct billings to physicians.  We phased out our “mixed bill” model in August 2004, and, as of December 31, 2004, have less than $65,000 in accounts receivable outstanding from Medicare.

Services for which our customer physicians bill Medicare, and for which we billed Medicare under this “mixed bill” model, typically are reimbursed according to the Medicare Physician Fee Schedule. Medicare revises this Physician Fee Schedule on an annual basis. Under the Medicare Modernization Act, the Physician Fee Schedule payment rates for 2004 and 2005 were slightly increased. The payment methodology to physician practices for drugs were changed, and some payment rates decreased. If the amounts payable under the Physician Fee Schedule or payments for supplies decreases under prescribed payment methodologies, our physician customers may receive less revenue for the tests they perform, which may adversely affect the amount we can charge physicians who enter into new lease agreements or renew existing agreements.

DIS Lease Arrangements (Hospitals)

We also lease our cameras and personnel to hospitals.  The payment policies implemented by state and federal reimbursement programs for hospitals affect demand for our leasing services business by hospitals. Medicare generally pays for inpatient services under a prospective payment system, or PPS. Under PPS, hospitals receive a fixed amount for each Medicare patient discharge for inpatient services. Each discharge is classified into one of many diagnosis-related groups corresponding to the patient’s condition. The payment amount assigned to each diagnosis-related group reimburses the hospital for inpatient operating costs, regardless of the services actually provided. Hospital capital-related costs, including investments in depreciable equipment, also is paid under a PPS methodology. Medicare does not separately reimburse hospitals for services performed using our cameras, because payment for this service is included in the diagnosis-related group payment amount. Many state Medicaid programs and private payors have adopted comparable payment policies.

Medicare pays for hospital outpatient services under the outpatient prospective payment system. Under this system, services and items furnished in hospital outpatient departments are reimbursed using a pre-determined amount for each ambulatory payment classification, which groups together similar services comparable both clinically and with respect to the use of resources. Certain items and services are paid based on a fee schedule, and hospitals are reimbursed additional amounts for certain drugs, biologics and new technologies. Under the Medicare Modernization Act, revisions were made to the payment methodology for radiopharmaceuticals and drugs used with our cameras, and additional changes can be expected.  We cannot predict the extent to which the payment methodology changes will have an impact on our revenue or business, if any.

We believe we have structured our DIS contracts so that physicians and hospitals are able to bill in this manner if they comply with the terms of the contracts and the requirements of applicable radioactive materials laws are met. However, if any of our customer physicians are deemed not to meet these conditions, payment to the affected physicians could be reduced, denied or recouped. If the failure to comply is deemed to be “knowing” and/or “willful,” as defined in federal statutes, the government could seek to impose fines or penalties under the False Claims Act and other statutes. This may require us to restructure our agreements with these physicians and/or respond to any resultant claims by physicians or the government.

Camera Sales

We currently sell cameras to physicians, physician groups or medical groups. Physicians who perform or supervise nuclear imaging procedures in their offices are reimbursed by Medicare under the Physician Fee Schedule, assuming applicable requirements are met. Physicians may also be reimbursed for independently covered supplies they use in performing these procedures. The payment policies implemented by state and federal reimbursement programs for physicians affect demand for our cameras. We also sell cameras to hospitals. The payment policies implemented by state and federal reimbursement programs for hospitals affect demand for our cameras. The same rules and regulations concerning reimbursement for inpatient and outpatient services that apply to our hospital leases also apply to our sales of cameras to hospitals.

Medicaid

The Medicaid program is a cooperative federal/state program that provides medical assistance benefits to qualifying low income and medically needy persons.  State participation in Medicaid is optional and each state is given discretion in developing and administering its own Medicaid program, subject to certain federal requirements pertaining to payment levels, eligibility criteria and minimum categories of services. The coverage, method and level of reimbursement for physician and hospital services using our products and services varies from state to state and is subject to each state’s budget restraints.

Private Payors

The scope of coverage and payment policies varies among third-party private payors.  Many non-governmental third-party private payors, including indemnity insurers, employer group health insurance programs and managed care payors, such as health maintenance organizations, preferred provider organizations, and certain other insurers, often impose varying requirements and limitations on the ability of diagnostic test providers such as our physician and hospital customers, to receive payment directly for the services they provide. For example, some payors will not reimburse a provider of nuclear imaging services for the tests it performs unless the provider has a contract with the payor, and in many instances such payors will not enter into such contracts. On the other hand, most of these payors currently will provide reimbursement on a “global” basis to a physician who has a contract with the payor and who supervises or performs the test and provides the professional interpretation. Such payor requirements and limitations restrict the types of business models we can successfully utilize for patients covered by these payors, but currently do not preclude us from successfully implementing our lease models. However, it is possible that some of these payors will impose new requirements or limitations in the future that could adversely affect us and require us to develop new models.  Furthermore, many such payors are investigating or implementing methods for reducing healthcare costs, such as the establishment of capitated or prospective payment systems,that may affect our business.

We are aware of a third party payor in a geographic location currently served by us that issued guidelines prohibiting our physician customers from obtaining reimbursement for procedures they perform unless they own or lease our cameras on a full time basis. This payor is also requiring physicians to obtain accreditation or certification by either the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories or the American College of Radiology, and to meet certain other privileging standards, to obtain reimbursement for nuclear imaging procedures.  We cannot assure you that these guidelines will be changed, or that they will not be adopted in other jurisdictions or by other third party payors, including Medicaid and private insurers.

Fraud and Abuse Laws

In addition to the foregoing third party payor coverage and reimbursement factors, other aspects of the health industry regulation may negatively affect us. We are subject to various federal and state laws and regulations pertaining to healthcare fraud and abuse, including among others, anti-kickback laws, false claims laws, and physician self-referral laws, all of which are referred to as “fraud and abuse laws”. Violations of these fraud and abuse laws are punishable by criminal, civil and/or administrative sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. Federal and state governmental agencies are continuing heightened enforcement efforts in the healthcare industry, and whistleblower cases brought under certain of these laws are becoming more common in the healthcare industry.  Because of the far-reaching nature of these fraud and abuse laws, there can be no assurance that the occurrence of one or more violations of these laws would not result in a material adverse effect on our business, financial condition and results of operations.  We discuss below the fraud and abuse laws that are most relevant to our business and most frequently cited in enforcement actions.

Anti-Kickback Laws

Our operations are subject to federal and state anti-kickback laws. The Medicare/Medicaid Anti-Kickback Statute prohibits entities such as us from knowingly and willingly offering, paying, soliciting or receiving any form of remuneration (including any kickbacks, bribe or rebate) in return for the referral of items or services for which payment may be made under a federal healthcare program, or in return for the recommendation, arrangement, purchase, lease or order of items or services for which payment may be made under a federal healthcare program. Violation of the federal anti-kickback law is a felony, punishable by criminal fines and imprisonment for up to five years or both. In addition, the Department of Health and Human Services may impose civil penalties and exclude violators from participation in federal healthcare programs such as Medicare and Medicaid. Many states have also adopted laws similar to the Anti-Kickback Statute prohibiting payments intended to induce referrals of products or services paid by Medicaid or other nongovernmental third party payors.

Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements that are lawful in businesses outside of the healthcare industry, the OIG promulgated “safe harbor” regulations protecting certain arrangements from prosecution under the Anti-Kickback Statute, provided that all elements of an applicable safe harbor regulation are met.   The failure of a transaction or arrangement to fit precisely within a safe harbor does not mean that it is illegal per se or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each element of an applicable safe harbor may result in increased scrutiny and potential enforcement by government enforcement authorities such as the OIG.

In addition, from time to time, the OIG issues written alerts, bulletins and guidance concerning particular health industry practices potentially enforceable under the Anti-Kickback Statute or other fraud and abuse laws.  For example, in April 2003, the OIG issued a “Special Advisory Bulletin” concerning contractual joint ventures. We believe our business models, arrangements and operations are in compliance with the Anti-Kickback Statute; however, no assurance can be given that enforcement authorities or other third parties could not interpret these laws differently and assert a contrary position.

Physician Self-Referral Laws

The Ethics in Patient Referral Act of 1989, as amended, and commonly referred to as the Stark Law, prohibits physician referrals of Medicare or Medicaid patients to an entity for certain “designated health services” if the physician or an immediate family member has an indirect or direct financial relationship with the entity, and no statutory or regulatory exception applies. Financial relationships include an ownership interest in, or compensation arrangement with, the entity. It also prohibits an entity receiving a prohibited referral from billing and collecting for services rendered pursuant to such referral. “Designated health services” under the Stark law include inpatient and outpatient hospital services, radiology services, magnetic resonance imaging, computerized axial tomography scans, ultrasound services and outpatient prescription drugs.  CMS indicated in a final rule issued in 2001 that nuclear medicine is not included as a designated health services under the Stark Law.  CMS has also indicated that radiopharmaceuticals and pharmacological stress agents used in nuclear imaging procedures do not constitute designated health services. However, it is possible that CMS may change its interpretation in the future to include nuclear imaging and/or one or both of these supplies as designated health services under the Stark Law. Should that occur, we believe the financial relationships we have with our physician customers fall within one or more exceptions to the Stark Law. However, we cannot rule out the possibility that the government or other third parties could interpret these laws differently and assert otherwise.  Violations of the Stark Law may lead to the imposition of substantial penalties and fines, the exclusion from participation in federal healthcare programs, and claims under the federal False Claims Act and its whistleblower provisions (as discussed below).

Several states in which we operate prohibit physician self-referral arrangements through laws, regulations and interpretations that cover all patients and are not limited to Medicare and Medicaid patients. Possible sanctions for violating state physician self-referral laws vary, but may include loss of license and civil and criminal sanctions. State laws vary from jurisdiction to jurisdiction and, in a few states, are more restrictive than the federal Stark Law. We believe that we have structured our operations to comply with these state physician self-referral prohibition laws in the jurisdictions in which we operate. However, we cannot rule out the possibility that the government or other third parties could interpret these statutes differently and assert otherwise. In certain states in which we do not yet operate, these laws may add considerable expense to or limit altogether the types of business models we may successfully utilize.

Federal False Claims Act

The federal False Claims Act imposes civil and criminal liability on individuals or entities who submit (or cause the submission of) false or fraudulent claims for payment to the government. Violations of the federal False Claims Act may result in penalties equal to three times the damages the government sustained, an assessment of between $5,000 and $10,000 per claim, civil monetary penalties and exclusion from participation in federal healthcare programs such as the Medicare and Medicaid programs.

The federal False Claims Act also allows a private individual to bring a qui tam suit on behalf of the government against an individual or entity for violations of the False Claims Act.  In a qui tam suit, the private plaintiff is responsible for initiating a lawsuit that may eventually lead to the government’s recovering money of which it was defrauded.  In return for bringing the suit on the government’s behalf, the statute provides that the private plaintiff is entitled to receive up to 30% of the recovered amount from the litigation proceeds if the litigation is successful plus reasonable expenses and attorney’s fees.  Recently, the number of qui tam suits brought against entities in the healthcare industry has increased dramatically.

In addition, a number of states have enacted laws modeled after the False Claims Act that allow those states to recover money which was fraudulently obtained from the state, and additional states may be expected to enact similar laws in the future.  Some of these state false claims laws adopt different standards of false claims liability.

The False Claims Act has been used to assert liability based on novel theories of liability. We are unable to predict whether we could be subject to actions under the False Claims Act or similar state laws, or the impact of such actions. However, the costs of defending claims under the False Claims Act or similar state laws, as well as sanctions imposed under the Act, could significantly affect our financial performance.

Other Fraud and Abuse Laws

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created, in part, two new federal crimes: Healthcare Fraud and False Statements Relating to Healthcare Matters.  The Healthcare Fraud statute prohibits the knowing and willful execution of a scheme or artifice to defraud any healthcare benefit program.  A violation of the statute is a felony and may result in fines and/or imprisonment.  The False Statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.  A violation of this statute is a felony and may result in fines and/or imprisonment.

There exist other state and federal fraud and abuse laws that may be applicable to our operations.  Any investigation, prosecution or sanction under any state or federal fraud and abuse law could have a materially adverse effect on us.

Compliance Program

The healthcare laws and fraud and abuse laws applicable to our business are complex and subject to variable interpretations. We maintain certain compliance, review, education and training and other programs to further our commitment to high standards of ethical and legal conduct and to minimize the likelihood that we would engage in conduct or enter into arrangements in violation of applicable authorities.  We implemented a compliance program in 2002 to help ensure that we remain in compliance with these laws. We have established a compliance committee consisting of senior management and legal counsel that meets regularly, established a compliance hotline that permits our personnel to report anonymously any compliance issues that may arise and instituted other safeguards intended to help prevent any violations of the applicable fraud and abuse laws and healthcare laws, and to remediate any situations that could give rise to violations. We also review our transactions and agreements, both past and present, to help assure they are compliant.

Like most companies with active and effective compliance programs, we occasionally discover compliance concerns. For example, in 2004, we discovered certain isolated arrangements that we entered into in good faith but that upon review by our compliance personnel, raised some compliance concerns under these laws. In accordance with our compliance program, we took immediate remedial steps. We cannot assure you that these remedial steps will insulate us from liability associated with these isolated arrangements.

Through our compliance efforts, we constantly strive to structure our business operations and relationships with our customers to comply with all applicable legal requirements. However, it is possible that governmental entities or other third parties could interpret these laws differently and assert non-compliance with respect to our business operations and relationships including these isolated arrangements. While there have been no claims asserted against us, if a claim were asserted and we were not to prevail, possible penalties and sanctions could have a material effect on our financial statements or our ability to conduct our operations.

HIPAA

HIPAA also establishes uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses. Since April 2003, we have been required to comply with the standards for privacy of individually identifiable health information, which restrict our use and disclosure of certain individually identifiable health information. Since October 2003, we have also been required to comply with the standards for electronic transactions, which establish standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures.  We believe that we are in compliance with these standards. The security standards will require us to implement certain security measures to safeguard certain electronic health information.  In addition, by April 21, 2005, and by May 23, 2007, we must adopt unique health identifiers for use in filing and processing healthcare claims and other transactions.  Our compliance with this law may entail significant and costly changes for us. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.

In addition to federal regulations issued under HIPAA, some states have enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA. In those cases, it may be necessary to modify our operations and procedures to comply with the more stringent state laws, which may entail significant and costly changes for us. We believe that we are in compliance with such state laws and regulations. However, if we fail to comply with applicable state laws and regulations, we could be subject to additional sanctions.

Pharmaceutical Laws

Our lease services business involves administering and furnishing radiopharmaceuticals and pharmacological stress agents, which are regulated as drugs by state and federal agencies, including the FDA and state pharmacy boards. These agencies administer laws governing the manufacturing, sale, distribution, use, administration and prescribing of drugs, including the federal Food, Drug and Cosmetic Act, state food and drug laws and state pharmacy acts. Some of our activities may be deemed by relevant agencies to require permits or licensure under these laws that we currently do not possess. If any of these agencies deemed our activities to require such permits or licensure, we would be required to either obtain such permits or licensure, if possible, or modify the types of business models we can utilize in the affected jurisdiction(s), and could be subject to civil, criminal and/or administrative penalties. In either case, we would incur substantial expense and could encounter substantial operational burdens.

Radioactive Materials Laws

The procurement, use, transfer and storage of radioactive materials is subject to comprehensive regulation under state and federal laws. In some states, the federal Nuclear Regulatory Commission, or NRC, directly regulates such use (NRC States). In other states, a state regulatory agency performs such regulation under an agreement with the federal government (Agreement States). In both Agreement and NRC States, the use of radioactive materials requires licensure and compliance with comprehensive rules governing such licensure.

Because our DIS business entails the use of radiopharmaceuticals in performing nuclear medicine tests, we are required to obtain and maintain licensure under radioactive materials laws, or RAM laws, and to comply with such laws. The RAM laws require, among other things, that such materials be used by, or that their use be supervised by, individuals with specified training, expertise and credentials in the type of use in question. Such individuals are known as “authorized users.”

The RAM laws include specific provisions applicable to the medical use of radioactive materials. For a business such as ours, the authorized user must be a physician with training and expertise in the use of radioactive materials for diagnostic purposes. We have entered into contracts with qualified physicians in each of our regions to serve as authorized users.

In some states, the authorized user is required to participate in or oversee the selection of patients and the ordering of procedures and/or supplies. Some states also require that an authorized user perform an interpretation of the nuclear medicine tests. The authorized user need not be present at the customer physician’s site to perform such functions.

Under the RAM laws, physicians who are not licensed authorized users, but who are supervised by an authorized user on behalf of a licensed entity, are permitted to use radioactive materials under the authority of such licensure, if certain conditions are met. Because our physician customers in our lease services business are not licensees and in most cases are not qualified to serve as authorized users, they perform nuclear medicine procedures as “supervised persons.” To the extent required by applicable RAM laws, the authorized users perform some of the functions described above. For example, in states where an authorized user must perform an interpretation to satisfy RAM licensing laws, an authorized user does so. The physician customer reimburses the authorized user for doing so and also performs his or her own interpretation.

We believe that we have structured our operations so that they comply with applicable RAM laws in the jurisdictions in which we operate, and that the manner in which we comply with these laws is also consistent with applicable Medicare requirements. However, we cannot rule out the possibility that the government or other third parties could interpret these laws differently and assert otherwise.

Medical Device Regulation

Our products are medical devices subject to extensive regulation by the FDA and other regulatory bodies. FDA regulations govern, among other things, the following activities that we or our partners perform and will continue to perform:  product design and development, testing, manufacturing, labeling, and storage; recordkeeping, pre-market clearance or approval; advertising and promotion; and product sales and distribution.

Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or prior pre-market approval from the FDA. The FDA classifies medical devices into one of three classes, depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risk are placed in either class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Some low-risk devices are exempted from this requirement. Devices deemed by the FDA to pose a greater risk, such as life-sustaining, life-supporting or implantable devices, or a device deemed not substantially equivalent to a previously cleared 510(k) device or device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a pre-market approval application, or PMA, are placed in class III.  Such a device is commonly referred to as a “legally marketed predicate device”.  In general, a class III device cannot be marketed in the United States unless the FDA approves the device after submission of a PMA.

510(k) Clearance Pathway

When we are required to obtain a 510(k) clearance for a device that we wish to market, we must submit a pre-market notification to the FDA demonstrating that the device is substantially equivalent to a legally marketed predicate device   By regulation, the FDA is required to respond to a 510(k) pre-market notification within 90 days of submission of the notification. As a practical matter, clearance can take significantly longer. If the FDA determines that the device is not substantially equivalent to a legally marketed predicate device, the FDA will place the device into class III.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use will require a new 510(k) clearance.  If the change renders the device not substantially equivalent to a legally marketed predicate device, a PMA may be required. The FDA requires each device manufacturer to determine itself whether a modification requires a new clearance or approval, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination that a new clearance or approval is not required for a particular modification, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained.

We have made and plan to continue to make additional product enhancements to our gamma cameras that we believe do not require new 510(k) clearances.  If the FDA requires us to seek 510(k) clearance or PMA approval for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. Also, in these circumstances, we may be subject to significant regulatory fines or penalties.

Pre-market Approval Pathway

A PMA must be submitted if the device cannot be cleared through the 510(k) process. The PMA process is much more demanding than the 510(k) pre-market notification process. A PMA must be supported by extensive data, including, but not limited to, technical information, preclinical and clinical trial data, manufacturing information, and labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device.  To date, we have not been required to, and have not, submitted a PMA with respect to any of our products.

Clinical Trials

A clinical trial is almost always required to support a PMA and is sometimes required for a 510(k) pre-market notification. For devices presenting a significant risk, clinical trials require submission of an application for an investigational device exemption to the FDA. The investigational device exemption application must be supported by appropriate preclinical data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound.  Clinical trials for a significant risk device may begin once the investigational device exemption application is approved by the FDA and the trial protocol, informed consent, and other trial documentation is approved by the appropriate institutional review boards for the clinical trial sites.  For non-significant risk devices, clinical trials may begin once the trial protocol, informed consent, and other trial documentation is approved by the appropriate institutional review boards for the clinical trial sites.  Our clinical trials must be conducted in accordance with FDA clinical investigation regulations. Even when clinical trials are conducted in compliance with all FDA requirements, the results of clinical testing may not be sufficient to obtain clearance or approval of the product.

Pervasive and Continuing FDA Regulation

After a device is placed on the market, numerous post-market regulatory requirements apply. These include:

•                  quality system regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•                  labeling regulations, which prohibit the promotion of products for uses not cleared or approved and impose other restrictions on labeling; and

•                  medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include: warning letters, fines, injunctions, and civil penalties; recall or seizure of our products; operating restrictions, partial suspension or total shutdown of production; refusing our request for 510(k) clearance or PMA approval of new products; withdrawing 510(k) clearance or PMA approvals that are already granted; and criminal prosecution.

We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services, and these inspections may include the manufacturing facilities of our subcontractors.

International

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ.

The primary regulatory environment in Europe is that of the European Union, which consists of 15 countries encompassing most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear European Compliance, or CE, conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe.  The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “notified body.” This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. An assessment by a notified body in one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. In 2001, we were certified by TUV Product Service, a notified body, under the European Union Medical Device Directive allowing the CE conformity marking to be applied.

Our current products are approved for market release by the FDA. We also received regulatory approval from the Japanese Ministry of Health in October 2000, which is similar to our FDA Establishment Registration. In March 2003, we received GOST certification, the quality and safety certification system administered by the Russian committee, Gosstandart, to distribute the 2020tc imager and SPECTour chair in Russia.

Employees

As of December 31, 2004, we had a total of 361 employees, of which 163 were employed in clinical and regulatory, 88 in operations, 48 in general and administrative, 40 in sales and marketing and 22 in research and development. We had a total of 204 employees in our DIS subsidiary. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Available Information

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Internet address is www.digirad.com.

Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks and uncertainties described below, together with all other information included in this annual report, including the consolidated financial statements and the related notes herein, as well as in our  other public filings, before making any investment decision regarding our stock.  If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected.  In that event, the market price of our stock could decline and you could lose all or part of your investment.

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

The medical device industry, including the market for imaging systems and services, is highly competitive, subject to rapid change and significantly affected by new product introductions and market activities of other industry participants. Our primary competitors with respect to imaging systems include several large medical device manufacturers, including Philips Medical Systems, General Electric Healthcare, Siemens Medical Systems and Toshiba Medical Systems. All of these competitors offer a full line of imaging cameras for each diagnostic imaging technology, including x-ray, magnetic resonance imaging, computerized tomography, ultrasound and nuclear medicine. The existing imaging systems sold by our competitors have been in use for a longer time than our products and are more widely recognized and used by physicians and hospitals for nuclear imaging. Many of our competitors and potential competitors enjoy significant competitive advantages over us, including:

•                  significantly greater name recognition and financial, technical, service and marketing resources;

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

We are aware of certain major medical device companies that are attempting to develop solid-state cameras and we believe these efforts will continue. In addition, we are aware of a privately-held company, Gamma Medica, which is currently marketing a solid-state gamma camera for breast imaging. We do not believe that this camera can be used in a cardiac application. However, we cannot assure you that Gamma Medica will not attempt to modify its existing camera for use in the cardiac segment in the future, or develop another gamma camera for cardiac applications. Because of the size of the potential market, we anticipate that companies will dedicate significant resources to developing competing products and services. Current or future competitors may develop technologies and products, including hybrid technologies, that demonstrate better image quality, ease of use or mobility than our imaging systems. For example, there are hybrid modalities commercially available that combine the technologies of positron emission tomography, or PET, with computed tomography, or CT, as well as others that combine single photon emission computed tomography, or SPECT, with CT technology.  Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate reimbursement and are less expensive than alternatives available for the same purpose. If we are unable to compete effectively against our existing and future competitors, our sales will decline and our business will be harmed.

In providing comprehensive mobile nuclear imaging solutions, we generally compete against small businesses employing traditional vacuum tube cameras that must be transported in large vehicles and cannot be moved in and out of physician offices.  We are also aware of a number of physicians who use Digirad cameras in small mobile imaging businesses.

Changes in domestic and international legislation, regulation, or coverage and reimbursement policies of third-party payors may adversely impact our ability to market and sell our products and services.

Physicians and hospitals purchasing and using our products rely on adequate third-party payor coverage and reimbursement to maintain their operations. Changes in domestic and international legislation, regulation or coverage and reimbursement policies of third-party payors may adversely affect the demand for our existing and future products and services and may limit our ability to market and sell our products and services on a profitable basis. For example, on December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Medicare Modernization Act, which contains a wide variety of changes that impact Medicare reimbursement to physicians and hospitals. We cannot predict what additional changes will be made to such legislation, regulation, or coverage and reimbursement policies, but we believe that future coverage and reimbursement may be subject to increased restrictions both in the United States and in international markets. Additionally, we cannot be certain that under prospective payment systems, or established fee schedule payment formulas, under which healthcare providers may be reimbursed a fixed amount based on the patient’s condition or the type of procedure performed, the costs of our products and services will be justified and incorporated into the overall payment for the procedure. Third-party payors continue to act to contain or reduce healthcare costs through various means, including the movement to managed care systems where healthcare providers contract to provide comprehensive healthcare for a fixed fee per patient. We are aware of a third party payor in a geographic location currently served by us that issued guidelines that prohibit our physician customers from obtaining reimbursement for procedures they perform unless they own or lease our cameras on a full time basis.  This payor is also requiring physicians to be accredited by either the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories or by the American College of Radiology, and to meet certain other privileging standards, in order to obtain reimbursement for nuclear imaging procedures.  We cannot assure you that these guidelines will be changed, or that they will not be adopted or by other third party payors, including Medicaid and private insurers.  These continued efforts may result in third-party payors refusing to reimburse patients or healthcare providers for our imaging services or allowing only specific providers to provide imaging services. As a result, sales of our gamma cameras would suffer and we may receive pressure from our customers to terminate or otherwise modify the lease arrangements for our DIS services. Under such circumstances, our business, financial condition and results of operations could be materially adversely affected.

Our imaging systems and DIS services may become obsolete, and we may not be able to timely develop new products, product enhancements or services that will be accepted by the market.

Our nuclear imaging system and DIS services may become obsolete or unmarketable if other products or services utilizing new technologies or the development of hybrid imaging modalities, such as those combining PET and CT or SPECT and CT, or any other imaging modality, are introduced by our competitors or new industry standards emerge. We cannot assure you that we will be able to successfully develop or market new products and services, or enhancements to our existing products, or that our future products and enhancements will be accepted by our current or potential customers or the third-party payors who financially support many of the procedures performed with our products. Any of these circumstances may cause us to lose customers, disrupt our business operations and harm our product sales and services. To be successful, we will need to enhance our products or services and to design, develop and market new products that successfully respond to competitive developments, all of which efforts may be expensive and time consuming.

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

We expect that substantially all of our revenue in the foreseeable future will be derived from sales of our products in the nuclear imaging market and our leasing services offered through DIS. Our solid-state gamma cameras and DIS services represent a new approach in the nuclear imaging market. We began full commercial release of our imaging systems in March 2000 and established DIS in September 2000. Because of the recent commercial introduction of our nuclear imaging systems, we have limited product and brand recognition and our imaging systems have been used by a limited number of physicians and hospitals. Physicians and hospitals may generally be slow to adopt our products and leasing services for a number of reasons, including:

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

•                  our ability to retain our current customers;

•                  the creation of competing mobile imaging businesses by physicians and others who may purchase mobile cameras that are part of our existing installed base of over 400 cameras; and

•                  physician and hospital perceptions of our imaging systems as compared to those of competitors.

Our success in the nuclear imaging market depends on whether physicians and hospitals view our imaging systems and DIS services as effective and economically beneficial and as attractive alternatives to vacuum tube imaging systems. We also believe that recommendations and support of our products and services by influential physicians and other health care providers are essential for market acceptance and adoption. We cannot assure you that physicians or hospitals will adopt or accept our imaging systems or DIS services. If physicians and hospitals do not adopt our imaging systems or DIS services, our operating results and business will be harmed.

If we are unable to expand our DIS business, our business could be materially harmed.

We plan to grow our DIS business by expanding into several new states, adding new hub locations in states in which we currently operate and increasing hub utilization by adding physician customers and routes. As we undertake this expansion, we have hired and will need to continue to hire, train and retain qualified personnel. We cannot assure you that physicians or hospitals in these new markets will accept our imaging products or services. Our expansion into additional domestic markets is subject to inherent risk, including the burden of complying with applicable state regulations, including but not limited to regulations concerning the use, storage, handling and disposal of radioactive materials, the difficulties in obtaining the necessary radioactive licensures and difficulties in staffing and managing operations. Furthermore, physician self-referral laws currently in effect in the State of New York may not allow the conduct of our DIS business as it is currently structured and we may find the laws of other states in which we do not currently operate to require us to change the structure of our DIS business to operate in such states.

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

Our gamma cameras have only recently been introduced into the marketplace. Most of our cameras currently in use are less than four years old. We have experienced some reliability issues with a prior version of our detector heads. In July 2003, we began selling most of our gamma cameras with a new version of our detector heads which has shown increased reliability, although other reliability issues remain. In addition, as the period of use of our cameras increases, other significant defects may occur. If significant defects do arise with our gamma cameras, our reputation among physicians and hospitals could be damaged.

Additionally, physicians rely on our DIS services to provide nuclear imaging procedures to their patients on the dates and at the times they have leased. Many factors could prevent us from delivering our DIS services on a timely basis, including equipment failures, weather and the availability of staffing, transportation and necessary supplies. If we are unable to provide physicians or hospitals our DIS services in a timely and effective manner, our reputation among physicians and hospitals could be damaged.

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

There are numerous risks associated with any leasing arrangement, including the possibility that physicians may fail to make the required payments under the terms and provisions of their lease commitments. Our DIS business is also affected by the ability of physicians to pay us, which in turn may be affected by general economic and business conditions and the availability of reimbursement for the physicians. In addition, some DIS customers may decide to purchase their own cameras, made by us or by our competitors, rather than to continue to use the DIS leasing service which would cause us to lose business.  Such circumstances could adversely affect our business and financial condition.

A loss of key executives or failure to attract qualified managers, engineers and imaging technologists could limit our growth and adversely affect our business.

Our success is dependent on the efforts of our key technical, sales and managerial personnel and our ability to retain them. The loss of any one or more of these individuals could place a significant strain on our remaining management team and we may have difficulty replacing any of these individuals. Furthermore, our future growth will depend in part upon our ability to identify, hire and retain additional key personnel, including nuclear imaging technologists, certified cardiographic technicians, nurses, radiation safety officers, engineers, management, sales personnel and other highly skilled personnel. Hiring qualified management and technical personnel will be difficult due to the limited number of qualified candidates. Competition for these types of employees, particularly nuclear imaging technologists and engineers, is intense in the medical imaging field. Given the competition for such qualified personnel, we cannot assure you that we will be able to continue to attract, hire and retain the personnel necessary to maintain and develop our business. Failure to attract, hire and retain key personnel could have an adverse effect on our business, financial condition and results of operations. We do not have any employment agreements with, or key person insurance on, any of our employees.

Our manufacturing operations are highly dependent upon third-party suppliers, making us vulnerable to supply problems and price fluctuations, which could harm our business.

We rely on a limited number of third parties to manufacture and supply certain of the key components of our products. While many of the components used in our products are available from multiple sources, we obtain some components from single sources. For example, key components of the detector heads and the acquisition and control software utilized in our gamma cameras are manufactured or supplied by a single source. To be successful, our contract manufacturers and suppliers must provide us with the components of our systems in requisite quantities, in compliance with regulatory requirements, in accordance with agreed-upon specifications, at acceptable cost and on a timely basis. Segami Corporation, or Segami, has developed image processing software for our camera under a non-exclusive license agreement. In the event that Segami attempts to terminate the license agreement, refuses to extend the term of the license or seeks to impose unreasonable pricing or terms, we would have to find an alternative software system to use in our gamma camera. Our reliance on these outside suppliers subjects us to a number of risks that could harm our business, including:

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

We began commercial production and shipped our first imaging products in 2000, and therefore have limited experience in marketing, selling and distributing our products and services.  Additionally, while we have a direct sales team focused on domestic marketing, sales and distribution, we also use four independent distributors in the United States and two independent, international sales distributors to market, sell and distribute our products and services. As a result, we are dependent in part upon the marketing, sales and distribution efforts of our third-party distributors. To date, one of our domestic third-party distributors is permitted to market, sell and distribute competing imaging services and products. Additionally, one of our domestic third-party distributors is generally permitted to market, sell and distribute competing imaging products that are used or refurbished and meet specified age requirements. Our international distributor is prohibited from promoting or distributing any other gamma camera product, but is not prohibited from offering competing services.

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

We will face additional risks if we expand further in international markets.

We have sales distributors for our imaging systems in Russia and Puerto Rico and may expand our international distribution relationships. If we expand internationally, we will need to hire, train and retain qualified personnel in countries where language, cultural or regulatory impediments may exist. We cannot assure you that distributors, physicians or other involved parties in foreign markets will accept our nuclear imaging products, services and business practices. Any of international operations will be subject to inherent risks, including:

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

We are exposed to risks relating to product liability, product recalls, property damage and personal injury and death for which insurance coverage is expensive, limited and potentially inadequate, and our business may be negatively affected by increased insurance costs.

Our operations entail risks relating to product liability claims, product recalls, property damage and personal injury and death. We currently maintain insurance that we believe is adequate with respect to the nature of the risks insured against, including product liability insurance, professional liability insurance, automobile insurance, property insurance, workers compensation insurance and general liability insurance. In many cases such insurance is expensive and difficult to obtain, and no assurance can be given that we will be able to maintain our current insurance or that we will be able to obtain or maintain comparable or additional insurance in the future on reasonable terms, if at all. Additionally, we may be negatively affected by increased costs of insurance, including workers compensation insurance.

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

Although we believe that our procedures for use, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources.

We have also incurred and may continue to incur expenses related to compliance with environmental laws. Such future expenses or liability could have a significant negative impact on our business, financial condition and results of operations. Further, we cannot assure you that the cost of complying with these laws and regulations will not materially increase in the future.

We will spend considerable time and money complying with federal, state and foreign laws, regulations, and other rules, and, if we are unable to fully comply with such laws, regulations and other rules, we could face substantial penalties.

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

•                  other Medicare laws, regulations, rules, manual provisions, and policies that prescribe the requirements for coverage and payment for services performed by us and our DIS customers, including the amount of such payment;

•                  the federal False Claims Act, which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;

•                  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, among other things, prohibits executing a scheme to defraud any healthcare benefit program, including private payors and, further, requires us to comply with standards regarding the privacy and security of individually identifiable health information and conduct certain electronic transactions using standardized code sets. In addition, regulations have been issued under HIPAA that will require us to comply with additional security regulations by April 2005 and to adopt unique health identifiers for use in filing and processing healthcare claims and other transactions by May 2007;

•                   the federal False Statements Statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•                   the federal physician self-referral prohibition, commonly known as the Stark Law, which, in the absence of a statutory or regulatory exception, prohibits the referral of Medicare or Medicaid patients by a physician to an entity for the provision of certain designated healthcare services, if the physician or a member of the physician’s immediate family has a direct or indirect financial relationship, including an ownership interest in, or a compensation arrangement with, the entity and also prohibits that entity from submitting a bill to a federal payor for services rendered pursuant to a prohibited referral;

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

•                   state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians, as well as state law equivalents to the federal Medicare and Medicaid Anti-Kickback Law and the Stark Law, which may not be limited to government reimbursed items or services; and

•                   federal laws, regulations, rules and policies that permit physicians to bill and receive payment for certain diagnostic tests under the Medicare Physician Fee Schedule only if certain conditions are satisfied, including the requirement that the physician personally perform, or adequately supervise the performance of, the test using equipment they own or lease, and that prohibit physicians from marking up the cost of tests they “purchase,” rather than perform or supervise, for Medicare patients.

We implemented a compliance program in 2002 to help assure that we remain in compliance with the above and other applicable laws. Like most companies with active and effective compliance programs, we occasionally discover compliance concerns. For example, in 2004 we discovered certain isolated arrangements that we entered into in good faith but that, upon review by our compliance personnel, raised some compliance concerns under these laws. In accordance with our compliance program, we took immediate remedial steps. We cannot assure you that these remedial steps will insulate us from liability associated with these isolated arrangements.

If our past or present operations are found to be in violation of any of the laws, regulations, rules or policies described above or the other governmental regulations to which we or our customers are subject, or if the interpretation of the foregoing changes, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Similarly, if our customers are found non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. In addition, if we are required to obtain permits or licensure under these laws that we do not already possess, we may become subject to substantial additional regulation or incur significant expense. Any penalties, damages, fines, curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations, and additional legal or regulatory change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products.

In both the United States and certain other foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products and services profitably. In the United States, federal and state lawmakers regularly propose and, at times, enact new legislation establishing significant changes in the healthcare system. Recently, President Bush signed into law the Medicare Modernization Act, which contains a wide variety of reforms that impact Medicare reimbursements to hospitals and physicians including changes to Medicare payment methodologies for radiopharmaceuticals and other drugs dispensed by hospital outpatient departments and for drugs dispensed by physician offices. These changes reduced payment amounts for some of the drugs used in conjunction with our imaging procedures, although the physician fee schedule payment rates applicable to nuclear cardiology increased slightly in 2003 and 2004. Downward changes to Medicare reimbursement rates may adversely impact reimbursement to customers or potential customers that use or could use our cameras and services. We cannot predict the full impact that this new legislation will have nor whether new federal legislation will be enacted in the future. The potential for adoption of healthcare reform proposals on a state-by-state basis could require us to develop state-specific marketing and sales approaches. In addition, we may experience pricing pressures in connection with the sale of our products and services due to additional legislative proposals or healthcare reform initiatives. Our results of operations and our business could therefore be adversely affected by future healthcare reforms.

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

All of the states in which we operate require that the imaging technicians that operate our cameras be licensed or certified and such licensing and certification requirements are subject to change. Obtaining such licenses may take significant time as we expand into additional states or if the applicable requirements change. Any lapse in the licensure or certification of our technicians could increase our costs and adversely affect our operations and financial results. Further, we are currently enrolled by Medicare contractors, or “carriers”, as an independent diagnostic testing facility in nine states where we were operating under our “mixed bill” model. We discontinued this model in August 2004; however, continued enrollment is essential for us to collect remaining amounts we billed directly to Medicare for the healthcare services that we provided under the “mixed bill” model.

In the healthcare industry, various types of organizations are accredited to facilitate meeting certain Medicare certification requirements, expedite third-party payment and fulfill state licensure requirements. Some managed care providers prefer to contract with accredited organizations. We are aware of a third party payor in a geography in which we do business that is requiring physicians to obtain certain accreditations in order to obtain reimbursement for imaging procedures, and to meet specified privileging standards.  We have obtained certification from the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories for one of our hub locations, and intend to obtain certifications for additional hub locations.  If it becomes necessary for us to obtain any additional accreditation in the future in order to satisfy the requirements of third-party payors or regulatory agencies, there can be no assurances that we will be able to obtain or continuously maintain this accreditation.

Compliance with extensive product regulations could be expensive and time consuming, and any failure to comply with those regulations could harm our ability to sell and market our products and imaging services.

U.S. and foreign regulatory agencies, including the FDA, govern the testing, marketing and registration of new medical devices or modifications to medical devices, in addition to regulating manufacturing practices, reporting, labeling and recordkeeping procedures. The regulatory process makes it longer, harder and more costly to bring our products to market, and we cannot assure you that any of our future products will be cleared or approved. All of our planned services, products and manufacturing activities, as well as the manufacturing activities of third-party medical device manufacturers who supply components to us, are subject to these regulations. Generally, we and our third-party manufacturers are or will be required to:

•                  undergo rigorous inspections by domestic and international agencies;

•                  obtain the prior clearance or approval of those agencies before we can market and sell our medical device products; and

•                  satisfy content and format requirements for all of our sales and promotional materials.

Compliance with the regulations of those agencies may delay or prevent us from introducing new or improved products, which could in turn affect our ability to achieve or maintain profitability. We may be subject to sanctions, including Warning Letters, monetary fines and criminal penalties, the temporary or permanent suspension of operations, product recalls and marketing restrictions, if we fail to comply with the laws and regulations applicable to our business. Our third-party component manufacturers may also be subject to the same sanctions and, as a result, may be unable to supply components for our products. Any failure to retain governmental approvals that we currently hold or obtain additional similar approvals could prevent us from successfully marketing our products and technology and could harm our operating results. Furthermore, changes in the applicable governmental regulations could prevent further commercialization of our products and technologies and could harm our business.

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

We are subject to medical device reporting regulations that require us to report to the FDA or similar governmental bodies in other countries if our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. In addition, the FDA and similar governmental bodies in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture that could cause adverse health consequences. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall would divert management attention and financial resources and harm our reputation with customers. A recall involving our product could harm the reputation of the product and our company and would be particularly harmful to our business and financial results.

If we fail to obtain, or are significantly delayed in obtaining, FDA clearances or approvals for future products or product enhancements, or if we fail to comply with FDA’s Quality System Regulation, our ability to commercially market and distribute our products will suffer.

Our products are subject to rigorous regulation by the FDA, and numerous other federal, state and foreign governmental authorities. In the U.S., the FDA regulates virtually all aspects of a medical device’s testing, manufacture, safety, labeling, storage, recordkeeping, reporting, promotion and distribution. Our failure to comply with those regulations could lead to the imposition of administrative or judicial sanctions, including Warning Letters, injunctions, suspensions or the loss of regulatory clearances or approvals, product recalls, termination of distribution, product seizures, or injunctions.  In the most egregious cases, criminal sanctions or closure of our manufacturing facilities are possible. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, unless exempt, the FDA permits commercial distribution of a new medical device only after the device has received 510(k) clearance or is the subject of an approved PMA. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to a legally marketed predicate device.  The PMA approval process is more costly, lengthy and uncertain than the 510(k) clearance process, and must be supported by extensive data, including data from preclinical studies and human clinical trials. Because we cannot assure you that any new products we develop, or any product enhancements, will be subject to the generally shorter 510(k) clearance process, significant delays in the introduction of any new products or product enhancements may occur. While we have not been required to obtain PMA approval for any of our products, there is no assurance that the FDA will not require a new product or product enhancement to go through the more lengthy, burdensome, and expensive PMA approval process. Further, pursuant to FDA regulations, we can only market our products for cleared or approved uses. If our products are used for purposes other than those cleared or approved by the FDA, the FDA could object to such off-label uses.

Our manufacturing processes and those of our third-party manufacturers are required to comply with the FDA’s Quality System Regulation, which covers the design, testing, production processes, controls, quality assurance, labeling, packaging, storage and shipping of our devices. In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facility and records for periodic unscheduled inspections by federal, state and foreign agencies, including the FDA. Our failure or our third-party manufacturers’ failure to pass a Quality System Regulation inspection or to comply with these and other applicable regulatory requirements could result in disruption of our operations and manufacturing delays, and a failure to take adequate corrective action could result in, among other things, Warning Letter(s), withdrawal of our medical device clearances, seizure or recall of our devices, or other civil or criminal enforcement actions.

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

Modifications to our products may require new 510(k) clearances or pre-market approvals, or may require us to cease marketing or recall the modified products until clearances are obtained.

Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use,  requires a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. If the FDA requires us to seek 510(k) clearance or PMA approval for modification of a previously cleared product for which we have concluded that no clearances or approvals are necessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Further, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective. Any recall or FDA requirement that we seek additional approvals or clearances could result in delays, fines, costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA.

Audits or denials of claims submitted by us or by our DIS customers, by government agencies or contractors could reduce our revenues or profits and expose us to claims.

For services we provided until August 2004 under our “mixed bill” model, we submitted claims directly to and received payments directly from the Medicare program. Therefore, we remain subject to extensive government regulation, including requirements for maintaining certain documentation to support our claims. Government agencies and Medicare contractors also may conduct inspections or surveys of our facilities, payment reviews and other audits of our claims and operations.  We cannot assure you that such scrutiny will not result in material delays in payment, as well as material recoupments or denials, which could reduce our revenue or profits.  Our DIS customers also submit claims to Medicare and other third-party payors, are subject to the same types of regulation and scrutiny and may experience the same types of problems.  This could adversely affect our ability to market our leases and services and to maintain existing contracts.

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

•                  our ability to reduce our expenses quickly enough to respond to any declines in revenue;

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

We have incurred significant cumulative net losses since our inception in November 1985 and as of December 31, 2004, we had an accumulated deficit of $80.1 million. We expect to incur increased operating expenses in the near term as we, among other things:

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

The sale and support of our products entails the risk of product liability or warranty claims, such as those based on claims that the failure of one of our products resulted in a misdiagnosis, personal injury or death, among other issues. The medical device industry has been subject to significant products liability litigation. We may incur significant liability in the event of any such litigation, regardless of the merit of the action. Although we maintain product liability insurance, we cannot be sure that this coverage is adequate or that it will continue to be available on acceptable terms, if at all. We also may face warranty exposure, which could adversely affect our operating results. Any unforeseen warranty exposure or insufficient insurance could harm our business, financial condition and results of operations. Finally, even a meritless or unsuccessful product liability claim could harm our reputation in the industry, lead to significant legal fees and could result in the diversion of management’s attention from managing our business.

We may be subject to lawsuits and actions brought by our employees.

We may from time to time be subject to employment claims or disputes.  While there are no such claims or disputes at present, we cannot assure you that we may not be subject to other lawsuits and actions brought by our employees or that we would be successful defending against such actions. Any employment claims could significantly divert our management’s time and attention and could materially affect our business.

We rely significantly on a license agreement with Segami Corporation for imaging processing software for our digital gamma camera, and the loss of the license could result in delivery delays, loss of customers and loss of revenue.

Segami Corporation, or Segami, has developed image processing software for our camera under a non-exclusive license agreement.  While we have amended our agreement with Segami and now own the image acquisition software, we remain dependent on Segami for the processing software.  In the event that Segami attempts to terminate the license agreement, refuses to extend the term of the license or seeks to impose unreasonable pricing or terms, we would have to find an alternative software system to use in our gamma camera. To our knowledge, there are a limited number of companies that would be able to develop and implement a software system similar to what we use in our gamma camera. As a result, in the event that we were unable to continue to use the software under the license from Segami, we could have delays in the production of our gamma camera as we attempted to find a substitute software provider. Furthermore, we cannot guarantee that alternative software providers would be able to meet our requirements or that their software would be available to us at favorable prices, if at all. To the extent we were unable to find an alternative source for the software, we may have to develop our own software system.  We cannot guarantee that we could internally develop such a software system or that such efforts would not divert resources away from the development of other features of our camera. As a result, locating an alternative software system or developing our own software system could interrupt the manufacture and delivery of our products for an extended period of time and may cause the loss of customers and revenue.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our stock price may be volatile.

The market price for our common stock has been and is likely to continue to be volatile. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

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

•                  disputes or other developments with respect to intellectual property rights, product liability claims or other litigation;

•                  our ability to develop, obtain regulatory clearance for, and market, new and enhanced products on a timely basis, or changes in governmental regulations or in the status of our regulatory approvals or applications;

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

A small number of our current stockholders hold a substantial number of shares of our common stock that they will be able to sell in the public market in the near future.  Sales by our current stockholders of a substantial number of shares, or the expectation that such sale may occur, could significantly reduce the market price of our common stock. Moreover, the holders of a substantial number of our shares of common stock, including shares issued upon the exercise of certain of our warrants, will have rights, subject to some conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.  We have also registered all common stock that we may issue under our employee benefit plans.  Accordingly, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws and the lock-up agreements described above.  If any of these stockholders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock.  These sales also could impede our ability to raise future capital.

Our common stock has been publicly traded for a short time and an active trading market may not be sustained.

Although we are currently listed for trading on the Nasdaq National Market, an active trading market for our common stock may not be sustained.   An inactive market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable.  Furthermore, an inactive market may impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, products and technologies by using our shares as consideration.

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

Item 2.    Properties

Our operations are headquartered in an approximately 70,000 square foot facility in Poway, California that is leased to us until February 2010. We believe that our existing facility is adequate for our current needs.

Item 3.    Legal Proceedings

In January 2005, a complaint was served on a DIS customer physician, his medical practice and two DIS technicians, individually and in their capacity as agents of the medical practice.  The complaint was filed in the Circuit Court of the Fifth Judicial Circuit, County of Vermilion, Danville, Illinois and alleges negligence claims in connection with the death of a patient purportedly arising from the administration of a stress imaging test.  We have tendered the matter to the physician practice for indemnification and defense pursuant to our contract with the group.  While the technicians deny the allegations and we will vigorously defend them in the matter, if necessary, we cannot assure you that this matter will be resolved in their favor.

On November 18, 2004, we received a notice of violation from the Maryland Department of the Environment, or Department, relating to our radioactive materials license.   The notice alleges violations related primarily to record-keeping and the failure to follow certain operating protocols.  We responded to the notice and then participated in a licensee management enforcement conference conducted by the Department in January 2005.  We have instituted corrective actions and made a supplemental submission to the Department in February.   If the Department concludes that corrective actions are not adequate, it could take escalated enforcement action, including the imposition of civil penalties of up to $10,000 per violation per day, or the modification, suspension or revocation of our license in Maryland.  While we believe we have fully addressed each of the Department’s concerns, we cannot assure you that this matter will be resolved in our favor.

Other than the immediately preceding discussion, we are not currently a party to any material legal or other proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the Nasdaq National Market since June 10, 2004 under the symbol DRAD. Prior to such time, there was no public market for our common stock. The following table sets forth the high and low closing sales prices for our common stock as reported on the Nasdaq National Market for the periods indicated.

	High	Low

Year Ended December 31, 2004
Second Quarter (beginning June 10, 2004)	$11.77	$9.23
Third Quarter	10.89	7.85
Fourth Quarter	11.12	7.35

As of February 18, 2005, there were approximately 300 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock.  We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2004, we issued and sold the following unregistered securities (not otherwise previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K):

•                  On February 25, 2004, we issued warrants to purchase 5,715 shares of our common stock to two consultants in connection with services rendered to us.  Such warrants have an exercise price equal to $5.50 per share and expire if not exercised on or before February 25, 2009.  The offers, sales and issuances of the warrants were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Rule 701 because the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701.  The recipients of the warrants represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to warrants issued in such transaction.  Each of the recipients of the warrants were accredited or sophisticated persons and had adequate access, through employment, business or other relationships, to information about us.

•                  From January 1, 2004 through March 31, 2004, we granted options to purchase 244,579 shares of common stock to employees, directors and consultants under our 1998 Stock Option/Stock Issuance Plan at an exercise price of $5.495 per share.  During such period of time, 30,812 shares of common stock were purchased pursuant to the exercise of stock options for cash consideration with an aggregate exercise price of $15,098.  The offers, sales and issuances of the options and common stock were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Rule 701 because the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701.  The recipients of such options and common stock were our employees, directors or bona fide consultants and received the securities under our 1998 Stock Option/Stock Issuance Plan.

Appropriate legends were affixed to the share certificates issued in such transactions, and each of these recipients had adequate access, through employment or other relationships, to information about us.

Use of Proceeds

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

As of December 31, 2004, we had used approximately $11.6 million of the net proceeds from our initial public offering to repay our lines of credit, capital leases and notes payable, none of which was paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.  In addition, we had used $2.8 million to fund operations and capital equipment purchases.  We expect to use a majority of the remainder of the net proceeds from our initial public offering to manufacture and market our gamma cameras, build our sales and marketing capabilities and expand our business.  To a lesser extent, we anticipate using the remaining net proceeds of the offering:

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

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fiscal quarter ended December 31, 2004.

Equity Compensation Plans Information

For information concerning prior stockholder approval of and other matters relating to our equity incentive plans, see Part III, Item 12 entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this annual report on Form 10-K.

Item 6.    Selected Consolidated Financial Data.

The selected consolidated financial data set forth below is derived from our audited consolidated financial statements and may not be indicative of future operating results. The following selected financial data should be read in conjunction with the Consolidated Financial Statements for Digirad Corporation and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. Amounts are in thousands, except per share amounts.

	Years Ended December 31,
Statement of Operations Data:	2004	2003	2002	2001	2000
Revenues:
DIS	$44,505	$34,848	$23,005	$10,239	$1,260
Product	23,632	21,388	18,527	18,065	5,815
Total revenues	68,137	56,236	41,532	28,304	7,075
Cost of revenues:
DIS	31,005	24,463	16,599	8,344	839
Product	14,992	15,091	13,633	13,192	9,834
Stock-based compensation	381	114	124	298	65
Total cost of revenues	46,378	39,668	30,356	21,834	10,738
Gross profit (loss)	21,759	16,568	11,176	6,470	(3,663)
Operating expenses:
Research and development	2,982	2,191	2,967	3,009	2,372
Sales and marketing	7,626	6,008	8,065	9,974	3,586
General and administrative	9,769	8,097	9,497	8,161	2,878
Amortization and impairment of intangible assets	64	444	1,011	991	194
Stock-based compensation	736	112	483	1,281	246
Total operating expenses	21,177	16,852	22,023	23,416	9,276
Income (loss) from operations	582	(284)	(10,847)	(16,946)	(12,939)
Other income (expense), net	(337)	(1,396)	(1,925)	(2,965)	(537)
Net income (loss)	$245	$(1,680)	$(12,772)	$(19,911)	$(13,476)
Net income (loss) applicable to common stockholders	$84	$(2,006)	$(13,037)	$(20,041)	$(13,524)

Basic and diluted net income (loss) per share(1):	$0.01	$(127.62)	$(1,432.31)	$(3,146.16)	$(2,527.80)

Shares used in per share calculations (1):
Basic	10,095	16	9	6	5
Diluted	16,963	16	9	6	5

The composition of stock-based compensation is as follows:
Cost of product revenue	$165	$83	$72	$200	$54
Cost of DIS revenue	216	31	52	98	10
Research and development	133	8	61	96	6
Sales and marketing	136	18	228	541	51
General and administrative	467	86	194	644	190
	$1,117	$226	$607	$1,579	$311

	As of December 31,
Balance Sheet Data:	2004	2003	2002	2001	2000
Cash, cash equivalents and securities	$55,563	$7,681	$6,988	$1,967	$6,555
Working capital	59,015	2,578	3,781	(1,668)	5,481
Total assets	86,024	35,159	33,119	29,922	23,050
Total debt	3,982	16,441	13,932	14,469	8,614
Redeemable convertible preferred stock	—	84,278	83,952	66,531	52,255
Total stockholders’ equity (deficit)	68,734	(75,703)	(73,928)	(61,835)	(43,479)

(1)                         As a result of the conversion of our preferred stock into 12.4 million shares of our common stock upon completion of our initial public offering in June 2004, there is a lack of comparability in the basic and diluted net income (loss) per share amounts for the periods presented above.  Please refer to Note 1 to our consolidated financial statements included elsewhere in this Form 10-K for the unaudited pro forma calculation of basic and diluted net income (loss) per share presented therein.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth previously under the caption “Risk Factors.”  This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Overview

We are a leader in the development, manufacture and distribution of solid-state medical imaging products and services to physicians’ offices, hospitals and imaging centers and were the first company to develop and commercialize a solid-state medical gamma camera for the detection of cardiovascular disease and other medical conditions.  By using solid-state technology rather than bulky vacuum tubes, we believe that our imaging systems produce a high quality image while offering significant advantages over vacuum-tube based systems, including mobility through reduced size and weight, enhanced operability and reliability, and improved patient comfort and utilization.  The cameras and accompanying equipment fit easily into floor spaces as small as seven feet by eight feet and facilitate the delivery of nuclear medicine procedures directly in a physician’s office, an outpatient hospital setting or within multiple departments of a hospital.

Revenues

Our revenues are generated within two primary operating segments: our DIS business and product sales. DIS collectively refers to our wholly-owned subsidiaries, Digirad Imaging Solutions, Inc. and Digirad Imaging Systems, Inc. Through DIS, we offer FlexImaging, our mobile and comprehensive leasing service for physicians who wish to perform nuclear cardiology and nuclear medicine procedures in their offices, but do not have the patient volume, capital or personnel to justify purchasing an imaging system. DIS leasing services are currently provided in 18 states and the District of Columbia. Physicians enter into annual contracts for imaging services delivered on a per-day basis. Our typical annual lease contracts provide, on average, for one day of service per week, adjusted for holidays and vacations.  We believe DIS allows us to avoid the often lengthy and sometimes unpredictable sales cycle associated with capital equipment sales in a hospital or physician practice setting.   We experience some seasonality in our DIS business as a result of holidays, inclement weather and summer slowdowns, principally relating to vacations. Historically, these variables have had the most effect on our third quarter operating results.

Our product revenue results primarily from selling solid-state gamma cameras, imaging chairs, upgrades and accessories, such as printers, viewing workstations and networking solutions, and from our maintenance contracts. We sell our imaging systems to physician offices, hospitals and imaging centers primarily in the United States, although we have sold a small number of imaging systems internationally.  Currently, we purchase some components from sole source providers but are either qualifying or seeking second source providers in an effort to limit our reliance on these suppliers.

In 2000, we sold our first solid-state gamma camera and launched our DIS business. From 2000 to 2004, our consolidated annual revenues grew from $7.1 million to $68.1 million. DIS and product revenues accounted for 65.3% and 34.7%, respectively, of our consolidated revenues for the year ended December 31, 2004, compared to 62.0% and 38.0%, respectively, of our consolidated revenues for the prior year.

2004 Highlights

Consolidated revenue increased 21.2% to $68.1 million in 2004, primarily as a result of sales growth in our DIS business.  We experienced significant improvement in gross profit margin, principally as a result of decreased production costs and warranty expense attributable to product reliability improvements in our product business.  As a result, we achieved our first full year of profitability in 2004, recording net income of $0.2 million as compared to a net loss of $1.7 million in 2003.  Other significant highlights during 2004 included the consolidation of our manufacturing sites, research and development group, and corporate headquarters from several facilities to a single facility in Poway, California, the completion of our initial public offering in June and the expansion of our DIS business through the addition of five new DIS hubs and sites during the course of the year.

In September, we also introduced the Cardius-3, our dedicated cardiac triple-head camera which we believe is the only such camera currently on the market. The Cardius-3 imager provides high count imaging statistics and higher patient throughput.  It is capable of a sub-seven minute stress acquisition and thus, well suited for high volume cardiology practices, hospitals and outpatient imaging centers.  We sold the first two systems in the fourth quarter of 2004 and believe the system’s speed, improved throughput and flexibility will provide us significant advantages in seeking to penetrate the hospital and larger cardiology practice markets.

During 2004, our DIS business performed more than 89,000 studies.  We also saw an increase in year-over-year gross profit as a percentage of revenue.  In May 2004, we launched DigiTech, a personnel-only leasing service we offer to physicians who have purchased a Digirad camera.  DigiTech was priced at a lower per-day fee than our traditional DIS FlexImaging lease service offering, which led to a decline in our overall DIS gross margin during the second half of 2004.  Recognizing the value the DigiTech program brings to customers, we have now re-priced the program and anticipate this action to result in higher per-day revenue and margins in the future.  We expect the impact of the lower-margin DigiTech contracts to decline to insignificant levels by the end of the second quarter of 2005.  To a lesser extent, DIS gross profit and system utilization were also affected by expenses incurred to expand DIS operations, and by an increased number of DIS physicians purchasing cameras in the third quarter of 2004.  We believe that margins will increase as system utilization in the new geographies increases.

Our Market

According to industry sources, 18.4 million nuclear imaging procedures were performed in the United States in 2003, of which 10.2 million procedures were cardiac applications, a volume that is expected to grow by approximately 8% annually through 2005. We believe the growth in nuclear cardiology imaging will be driven by an increase in coronary heart disease resulting from the aging of baby boomers and the record rate of obesity and diabetes in all age groups.  We estimate that the 2004 growth rate for nuclear cardiology procedures performed in physician offices was approximately 15%, and that the growth rate in hospitals was approximately 4%.  These growth rates have slowed considerably in the last two years.  Nonetheless, we believe that the small size, mobility and throughput flexibility of our imaging systems offer us a significant competitive advantage in capitalizing on the shift in delivery of nuclear cardiology imaging services from hospitals to physician offices.  The target market for our products and services is the approximately 30,000 cardiologists in the United States that perform or could perform nuclear cardiology procedures, and we seek to increase our market penetration rate significantly. To date, we have sold or provided imaging services through DIS to approximately 600 physicians, or approximately 2% of cardiologists.  In 2004, DIS performed over 89,000 patient procedures, which was approximately 1% of the cardiac nuclear imaging procedures we estimate were performed in the United States during that year.

Our market may be affected by continuing pressures by third party payors to reduce health care expenditures.  For example, we are aware of a third party payor in a geographic location currently served by us that recently issued guidelines prohibiting our physician customers from obtaining reimbursement for procedures they perform unless they own or lease our cameras on a full time basis.  This payor is also requiring physicians to obtain accreditation or certification by either the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories or the American College of Radiology, and to meet certain other privileging standards, in order to obtain reimbursement for nuclear imaging procedures.  The adoption of similar restrictions in other jurisdictions or by other payors, including Medicare, could force us to change our business model.

Trends and Drivers

We expect the majority of DIS growth in 2005 to come from our standard DIS FlexImaging service. Given our strategy to continue to expand the number of areas in which we offer DIS services and the recurring contractual revenue stream from our existing DIS business, we expect DIS revenue to continue to represent the majority of our consolidated revenues and to generate a majority of our consolidated earnings. We attribute the overall growth of our business to geographical expansion, increased market penetration, awareness and acceptance of our services and products, and the shift in the delivery of nuclear cardiology imaging procedures from hospitals to physician offices.  We believe that the increase in demand for our services and products is driven by the desire of cardiologists to control their patients’ diagnosis and treatment and to retain revenue for services that would otherwise be performed by a hospital or imaging center. The mobile feature of our technology also provides us with a significant advantage in the delivery of nuclear cardiology imaging services.

In 2005, we will focus on DIS expansion, margin improvement, customer care and clinical leadership in our field.  We will continue to invest in research and development initiatives to reduce product costs, enhance reliability and improve system sensitivity.   Because we own the products that we lease, we have at times been able to translate technical camera improvements into increased margins in our DIS business.  For example, our recently introduced Cardius-3 triple-head camera features high count imaging statistics and higher patient throughput.  We believe that a mobile version of the Cardius-3 now under development, subject to its successful beta-testing in the first half of 2005 and incremental roll-out into DIS in the second half of 2005, may result in improved revenue and higher margins in DIS.

Results of Operations

The following table sets forth our results from operations, expressed as percentages of revenues for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Revenues:
DIS	65.3%	62.0%	55.4%
Product	34.7	38.0	44.6
Total revenues	100.0	100.0	100.0
Cost of revenues:
DIS	45.5	43.5	40.0
Product	22.0	26.8	32.8
Stock-based compensation	0.6	0.2	0.3
Total cost of revenues	68.1	70.5	73.1
Gross profit	31.9	29.5	26.9
Operating expenses:
Research and development	4.4	3.9	7.1
Sales and marketing	11.2	10.7	19.4
General and administrative	14.3	14.4	22.9
Amortization and impairment of intangible assets	0.1	0.8	2.4
Stock-based compensation	1.1	0.2	1.2
Total operating expenses	31.1	30.0	53.0
Income (loss) from operations	0.8	(0.5)	(26.1)
Other income (expense)	(0.6)	(2.5)	(4.7)
Accretion of deferred issuance costs on preferred stock	(0.2)	(0.6)	(0.6)
Net income (loss) applicable to common stockholders	—%	(3.6)%	(31.4)%

Comparison of Years Ended December 31, 2004 and 2003

Revenues

Consolidated.    Consolidated revenues in 2004 increased to $68.1 million from $56.2 million in 2003, which represents an increase of $11.9 million, or 21.2%, primarily as a result of increased demand for our DIS services and our Cardius products. We believe that this increased demand was principally a result of increased customer awareness and acceptance of our products and services.  DIS and product revenue accounted for 65.3% and 34.7%, respectively, of total revenues in 2004, compared to 62.0% and 38.0%, respectively, in 2003. We expect DIS revenue to continue to represent a larger percentage of consolidated revenue.

DIS.    Our DIS revenue increased to $44.5 million in 2004 from $34.8 million in 2003, which represents an increase of $9.7 million, or 27.7%. The increase in DIS revenue resulted from an increase in the number of DIS service days to 12,003 for the year ended December 31, 2004 from 9,425 for the year ended December 31, 2003, which was primarily attributable to an increase in the number of physicians purchasing our DIS services. To respond to this demand, we deployed 17 additional systems in the year ended December 31, 2004. DIS revenue accounted for 65.3% of total revenues in 2004 versus 62.0% in 2003. Collectively, our DIS business operated 71 mobile and fixed site systems as of December 31, 2004.  Although average DIS revenue per day increased in 2004 as compared to 2003, the mid-2004 launch of our DigiTech leasing program, a personnel only service offered by DIS to physicians who have purchased a Digirad camera that is priced at a lower per-day fee than our traditional FlexImaging service offering, resulted in a decline in average DIS revenue per day during the second half of 2004.  We continue to anticipate that our DIS revenue will increase as we expand into new markets and continue to penetrate existing markets. Such growth will fluctuate, however, based on seasonality stemming from physician vacations, holidays, inclement weather and start up time required by sales representatives as we enter new geographies.

Product.    Our product revenue increased to $23.6 million in 2004 from $21.4 million in 2003, which represents an increase of $2.2 million, or 10.5%. This increase was due to increased sales of our gamma cameras, maintenance contract revenue, and, for the first time, upgrades from single-head cameras to multi-head cameras. We sold 85 cameras, not including upgrades, in 2004, compared to 79 cameras, without upgrades in 2003.  In 2004, we recorded revenue associated with the delivery of our first two Cardius-3 systems.  Product revenue accounted for 34.7% of total revenues for 2004 versus 38.0% in 2003. Maintenance contract revenues were $3.4 million in 2004 and $2.1 million in 2003.  We have experienced pricing pressures on our dual-head gamma cameras and, while we expect this pricing pressure to continue, we also anticipate demand will continue to increase, primarily for our Cardius family of products, potentially reducing or offsetting the effects of these pricing pressures.

Gross Profit

Consolidated.    Consolidated gross profit increased to $21.8 million in 2004 from $16.6 million in 2003, which represents an increase of $5.2 million, or 31.3%. Consolidated gross profit as a percentage of revenue increased to 31.9% in 2004 from 29.5% in 2003 primarily as a result of an increase in revenue, and reductions in gamma camera production costs and per unit warranty costs.

DIS.     Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation and other costs associated with the provision of services.  Cost of DIS revenue increased to $31.0 million in 2004 from $24.5 million in 2003, representing an increase of $6.5 million, or 26.7%. DIS gross profit increased to $13.5 million in 2004 from $10.4 million in 2003, which represents an increase of $3.1 million, or 30.0%, as a result of increased volumes.  Our clinical and regulatory headcount relating to our DIS business increased to 163 employees at the end of 2004 from 137 employees at the end of 2003. DIS gross profit as a percentage of revenue increased to 30.3% in 2004 from 29.8% in 2003.  Although DIS gross profit as a percentage of revenue increased on a year-over-year basis, it declined in the second half of 2004 as a result of lower margin DigiTech leases and, to a lesser degree, to a decline in system utilization resulting from the expansion of our operations and an increased number of DIS customers purchasing nuclear gamma cameras in the third quarter of 2004.  Although we anticipate that we will continue to offer DigiTech lease services, we have re-priced the offering and anticipate an improvement in revenue per day and gross margin.  We expect the majority of the DIS growth in 2005 to come from our standard DIS FlexImaging service.

Product.    Cost of goods sold primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Warranty costs are charged to cost of goods sold in the period our cameras are sold and are based on our historical experience with failure rates and repair costs.  Cost of goods sold decreased to $15.0 million in 2004 from $15.1 million in 2003, which represents a decrease of $0.1 million, or 0.7%. Product gross profit increased to $8.6 million in 2004 from $6.3 million in 2003, which represents an increase of $2.3 million, or 37.2%, primarily as a result of increased manufacturing volumes and reduced per unit costs resulting from lower warranty costs, fewer and less expensive materials and more efficient manufacturing processes used to build our third-generation camera heads introduced in July 2003. Our third-generation camera heads consist of fewer and less expensive materials than our earlier generation camera heads and are produced using more efficient processes that have reduced labor and overhead costs compared to historical rates. Product gross profit as a percentage of revenue increased to 36.6% in 2004 from 29.4% in 2003.

Operating Expenses

Research and Development.  Research and development expenses consist primarily of costs associated with the design, development, testing, and enhancement of our products. The primary costs are salaries and fringe benefits, consulting fees, facilities and overhead costs and nonrecurring engineering costs.  Research and development expenses increased to $3.0 million in 2004 from $2.2 million in 2003, which represents an increase of $0.8 million, or 36.1%.  This increase was primarily attributable to increased employee headcount to develop new products such as the Cardius-3 which was introduced into the marketplace at the end of the third quarter of 2004.  Research and development headcount increased to 22 employees in 2004 from 16 employees in 2003.  Our research and development efforts occur principally within our products segment.  In the future, we expect to continue to invest between approximately 10% and 13% of the revenue of this segment on research and development as we innovate and seek to continue to improve our existing technology.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and tradeshow costs.  Sales and marketing expenses increased to $7.6 million in 2004 from $6.0 million in 2003, representing an increase of $1.6 million, or 26.9%.  This increase was primarily attributable to an increase in the number of sales and marketing personnel and the expansion of our marketing efforts.  In 2004, sales and marketing expenses were 11.2% of total revenue versus 10.7% in 2003.   We expect to increase our sales and marketing effort, as we expand the locations in which we expect to perform DIS services and focus on increasing market awareness of our products and offerings, including the recently released Cardius-3.

General and Administrative.    General and administrative expenses consist primarily of salaries and other related costs for finance and accounting, human resources and other personnel, as well as legal and other professional fees and insurance. General and administrative expenses increased to $9.8 million in 2004 from $8.1 million in 2003, which represents an increase of $1.7 million, or 20.6%.  Increases in headcount and recruiting costs, insurance, professional fees and other costs primarily related to operating as a public company all contributed to increased general and administrative expenses.  General and administrative headcount was increased by 15 employees by the end of 2004 to 48 employees versus 33 employees at the end of 2003. In 2004, general and administrative expenses amounted to 14.3% of total revenue which represented a slight decrease from 14.4% in 2003.  As a result of our initial public offering, we will be required to incur additional general and administrative costs in the future to meet various public reporting and compliance requirements.  In addition, in the normal course of business, we have been and will likely continue to be subject to routine litigation incidental to our business, such as claims related to customer disputes, employment practices, product liability, warranty or patent infringement. As we continue to grow, we anticipate that the volume of these claims is likely to increase at a corresponding rate.  The substantial costs of litigation or an unexpected adverse outcome could materially increase our anticipated operating expenses.

Amortization and Impairment of Intangible Assets.    Amortization and impairment of intangibles decreased to $0.1 million in 2004 from $0.4 million in 2003. The decline from 2003 to 2004 was principally a result of impairment charges recorded in 2003 associated with purchased contracts.

Stock-Based Compensation Charges.    Deferred compensation for stock options granted to employees has been determined as the difference between the exercise price and the fair value of our common stock on the date of grant. Options or awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123 and periodically remeasured in accordance with EITF 96-18 and recognized over the respective service or vesting period. These amounts are initially recorded as a component of stockholders’ equity and are amortized, on an accelerated basis, as a non-cash charge to cost of revenues and operations over the vesting period of the options.  In connection with the grant of stock options to employees, we recorded as amortization of stock-based compensation of $1.1 million and $0.2 million for the years ended December 31, 2004 and 2003, respectively.

Other Income (Expense)

Interest income increased to $0.6 million in 2004 from negligible amounts in 2003, primarily due to higher average cash and investment balances in 2004 as a result of our initial public offering, which closed in June 2004.

Interest expense decreased to $0.9 million in 2004 from $1.4 million in 2003, which represents a decrease of $0.5 million, or 38.0%. The reduction is a result of lower balances on our two credit lines and a reduction of amounts outstanding under capital leases.

Net Income (Loss)

Our net income was $0.2 million in 2004 compared to a net loss of $1.7 million in 2003, which represents an increase of $1.9 million, as a result of the factors described above.

Comparison of Years Ended December 31, 2003 and 2002

Revenues

Consolidated.    Consolidated revenues in 2003 increased to $56.2 million from $41.5 million in 2002, which represents an increase of $14.7 million, or 35.4%, primarily as a result of increased demand for our DIS services and our Cardius products.

DIS.    Our DIS revenue increased to $34.8 million in 2003 from $23.0 million in 2002, which represents an increase of $11.8 million, or 51.5%. The increase in DIS revenue resulted from an increase in the number of DIS service days from 6,567 for the year ended December 31, 2002 to 9,425 for the year ended December 31, 2003, which was primarily attributable to an increase in the number of physicians purchasing our DIS services. To respond to this demand, we deployed eight additional mobile systems in the year ended December 31, 2003. DIS revenue accounted for 62.0% of total revenues in 2003 versus 55.4% in 2002. Collectively, our DIS business operated 54 mobile and fixed site systems as of December 31, 2003.

Product.    Our product revenue increased to $21.4 million in 2003 from $18.5 million in 2002, which represents an increase of $2.9 million, or 15.4%. This increase was due to increased sales of our gamma cameras and maintenance contract revenue. We sold 79 cameras in 2003 compared to 75 cameras in 2002. Product revenue accounted for 38.0% of total revenues for 2003 versus 44.6% in 2002. Maintenance contract revenues were $2.1 million in 2003 and $521,000 in 2002.

Gross Profit

Consolidated.    Consolidated gross profit increased to $16.6 million in 2003 from $11.2 million in 2002, which represents an increase of $5.4 million, or 48.2%. Consolidated gross profit as a percentage of revenue increased to 29.5% in 2003 from 26.9% in 2002 primarily as a result of an increase in revenue, lower per unit DIS imaging service cost and product cost reductions.

DIS.    Our clinical and regulatory headcount relating to our DIS business increased to 137 employees at the end of 2003 from 112 employees at the end of 2002. Cost of DIS revenue increased to $24.5 million in 2003 from $16.6 million in 2002, which represents an increase of $7.9 million, or 47.4%. DIS gross profit increased to $10.4 million in 2003 from $6.4 million in 2002, which represents an increase of $4.0 million, or 62.1%, as a result of increased volumes and reductions in the per unit cost of various items consumed in providing the imaging services. DIS gross profit as a percentage of revenue increased to 29.8% in 2003 from 27.8% in

2002.

Product.   Cost of goods sold increased to $15.1 million in 2003 from $13.6 million in 2002, which represents an increase of $1.5 million, or 10.7%. Product gross profit increased to $6.3 million in 2003 from $4.9 million in 2002, which represents an increase of $1.4 million, or 28.6%, as a result of the increase in the volume of cameras produced, fewer and lower-cost materials and more efficient manufacturing processes due to the introduction of our third-generation camera heads. Our third-generation camera heads consist of fewer and lower-cost materials than our earlier generation camera heads and are produced using more efficient processes that have reduced overhead and labor costs compared to historical rates. Product gross profit as a percentage of revenue increased to 29.4% in 2003 from 26.4% in 2002.

Operating Expenses

Research and Development.    Research and development expenses decreased to $2.2 million in 2003 from $3.0 million in 2002, which represents a decrease of $776,000, or 26.2%, primarily as a result of our efforts to develop and launch our Cardius camera product line in 2002. Research and development headcount increased to 16 employees in 2003 from 14 employees in 2002.

Sales and Marketing.    Sales and marketing expenses decreased to $6.0 million in 2003 from $8.1 million in 2002, which represents a decrease of $2.1 million, or 25.5%. In late 2002, we restructured the management of the sales organization and modified the compensation structure, resulting in a significant reduction in sales expense both in dollars and as a percent of revenue. In 2003, sales and marketing expenses were 10.7% of total revenue versus 19.4% in 2002.

General and Administrative.    General and administrative expenses decreased to $8.1 million in 2003 from $9.5 million in 2002, which represents a decrease of $1.4 million, or 14.7%. Reduced outside legal expenses, which were partially offset by the addition of in-house general counsel, and a reduction in headquarters headcount, all contributed to lower general and administrative expenses. General and administrative headcount was reduced by one employee by the end of 2003 to 33 employees versus 34 employees at the end of 2002. In 2003, general and administrative expenses amounted to 14.4% of total revenue versus 22.9% in 2002.

Amortization and Impairment of Intangible Assets.    Amortization and impairment of intangibles decreased to $444,000 in 2003 from $1.0 million in 2002. The significant decline from 2002 to 2003 was principally a result of impairment charges recorded in 2002 associated with these purchased contracts.

Stock-Based Compensation Charges.    In connection with the grant of stock options to employees, we recorded as amortization of stock-based compensation of $226,000 and $606,000 for the years ended December 31, 2003 and 2002, respectively.

Other Income (Expense)

Interest expense decreased to $1.4 million in 2003 from $2.0 million in 2002, which represents a decrease of $558,000, or 28.1%. The reduction is a result of a decrease in the variable interest rates on two accounts receivable credit lines and a reduction on capital leases, and $243,000 of debt discount associated with our $1.9 million bridge financing in 2002.

Interest income decreased to $35,000 in 2003 from $65,000 in 2002, which represents a decrease of $30,000, or 45.6%, primarily due to lower interest rates in 2003 on cash and cash equivalent accounts.

Net Loss

Net loss decreased to $1.7 million in 2003 from $12.8 million in 2002, which represents a decrease of $11.1 million, or 86.8%, as a result of the factors described above.

Liquidity and Capital Resources

General

We require capital principally for working capital, debt service and capital expenditures.  Working capital is required principally to finance accounts receivable and inventory.  Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of deliveries and the payment cycles of our customers.  Our capital expenditures consist primarily of DIS cameras and vans, computer hardware and software.  We have historically funded our operations principally through private placements of equity securities.  We completed seven private placements of preferred stock between March 1995 and June 2002, yielding aggregate net proceeds of approximately $83.5 million. In June 2004, we completed our initial public offering and received net proceeds of $58.8 million, a portion of which were used to retire existing debt.  Based upon our current level of expenditures, we believe the proceeds from our initial public offering, together with cash flows from operating activities will be adequate to meet our anticipated cash requirements for working capital, debt service and capital expenditures for at least the next 12 months.

As of December 31, 2004, cash and cash equivalents and investments totaled $55.6 million compared to $7.7 million at December 31, 2003. We currently invest our cash reserves in money market funds, high-grade auction rate securities and U.S. government or corporate debt securities.

Net cash provided by operations was $6.0 million in 2004.  Net cash provided by operating activities during 2004 was primarily the result of the improvement in our operating results, a decrease in accounts receivable and increases in inventory and accounts payable, augmented by non-cash items such as depreciation and amortization of stock-based compensation.

Accounts receivable were $10.0 million and $12.2 million at December 31, 2004 and 2003, respectively. The decrease at the end of 2004 compared to the end of 2003, was as the result of a reduction in DSO at both our DIS and product businesses.  Inventories were $7.0 million and $3.7 million at December 31, 2004 and 2003, respectively. The increase at the end of 2004 compared to the end of 2003 was a result of our carrying more inventories at the end of 2004 as we ramp up for anticipated growth. The increase in accounts payable is primarily associated with increased operational volumes.

Net cash used in investing activities amounted to approximately $48.8 million in 2004, and reflects the investment of the proceeds from our initial public offering and capital expenditures primarily associated with our DIS operations.

Net cash provided by financing activities amounted to approximately $46.4 million in 2004. Proceeds from the initial public offering less amounts paid under credit line borrowings and capital lease obligations and notes payable to stockholders were primarily responsible for the net cash provided by financing activities in 2004.  Subsequent to December 31, 2004, we repaid $2.0 million of our capital lease obligations in advance of their scheduled maturity.

Debt Service

As of December 31, 2004, we had capital lease obligations totaling $4.0 million. These obligations are secured by the specific equipment financed under each lease and will be repaid monthly over the lease terms, which range from 36 to 63 months. Our DIS subsidiary entered into the majority of these capital lease obligations.

We are committed to making future cash payments on capital leases (including interest) and operating leases. We have not guaranteed the debt of any other party. The following table summarizes our contractual obligations as of December 31, 2004 (dollars in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$4,441	$3,240	$1,105	$96	$—
Operating lease obligations	3,595	905	1,502	1,096	92
Total	$8,036	$4,145	$2,607	$1,192	$92

Subsequent to December 31, 2004, we repaid $2.0 million of our capital lease obligations in advance of their scheduled maturity.

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

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104 when all of the following four criteria are met:

1.             A contract or sales arrangement exists;

2.             Products have been shipped and title has transferred or services have been rendered;

3.             The price of the products or services is fixed or determinable; and

4.             Collectibility is reasonably assured.

Our DIS revenue is recorded once the services and disposables are provided and consumed, which is normally on the day of the service. For our product revenue, these criteria are usually met upon delivery.  Reductions to our DIS revenue are recorded to provide for payment adjustments and credit memos. In addition, we establish reserves against our DIS revenue to allow for uncollectible items relating to patient co-payments and contractual allowances and other adjustments, based on historical collection experience. Reductions to product revenue are recorded to provide for payment adjustments and credit memos and historically have not been significant.

Reserves for Doubtful Accounts, Billing Adjustments and Contractual Allowances

Historically, the need to estimate reserves for accounts receivable has been limited to our DIS business. We provide reserves for billing adjustments, contractual allowances and doubtful accounts. DIS payment adjustments and credit memos are adjustments for billing errors that are normally adjusted within the first 90 days subsequent to the performance of service, with the majority occurring within the first 30 days. Reserves are provided as a percentage of DIS revenue based on historical experience rate. We primarily bill the physicians under contract directly, but in a minority of cases, we were reimbursed under government programs, Medicare or by private insurance companies. We provide reserves for contractual allowances for billings to Medicare and insurance companies based on our collection experience rates. We use a combination of factors in evaluating the collectibility of accounts receivable. Each account is reviewed on at least a quarterly basis and a percentage varying from zero to 100% for each account is established. We do not establish reserves for accounts with a history of payment without disputes. We generally reserve between 15% and 100% of the outstanding balance for accounts that are more than 180 days late and/or under dispute. We reserve 100% of the outstanding balance for accounts that we believe constitute a high risk of default based on factors such as level of dispute, payment history and our knowledge of a customer’s inability to meet its obligations. We also consider bad debt write-off history. Our estimates of collectibility could be reduced by material amounts by changed circumstances, such as a higher number of defaults or material adverse changes in a payor’s ability to meet its obligations.  The provisions for billing adjustments and contractual allowances are charged against DIS revenues and the provision for doubtful accounts is charged to general and administrative expenses.

Long-Lived Assets

We state property and equipment and purchased contracts at cost. We capitalize betterments, which extend the useful life of the equipment. We calculate depreciation on property and equipment and purchased contracts on the straight-line method over the estimated useful live (three to seven years for property and equipment and five years for purchased contracts) of the assets. We follow Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, we measure the impairment be recognized by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. We have taken impairment charges on certain customer contracts purchased during 2000 from Nuclear Imaging Systems, Inc. and Florida Cardiology, Inc. Assets are examined for impairment annually or more frequently if events occur that may indicate a potential asset impairment.

Inventory

We state inventories at the lower of cost (first-in, first-out) or market (net realizable value). Costs include material, labor and manufacturing overhead costs.  We review our inventory balances monthly for excess sale products or obsolete inventory levels. Except where firm orders are on-hand, we consider inventory quantities of sale products in excess of the next 12 months’ demand as excess and reserve for them at levels between 20% and 50% of cost, depending on our knowledge and forecast for the product. We establish obsolescence reserves on an increasing basis from 0% for active, high-demand products, to 100% for obsolete products. We review the reserve periodically and, if necessary, make adjustments. We rely on historical information to support our reserve and utilize management’s business judgment. Once the inventory is written down, we do not adjust the reserve balance until the inventory is sold.

Warranty

We provide a warranty on certain of our products and accrue the estimated cost at the time revenue is recorded. Historically, the warranty periods have ranged from 12 months up to 24 months. Since July 2002, substantially all of the warranty periods have been 12 months before customer-sponsored maintenance begins. Warranty reserves are established based on historical experience with failure rates and repair costs and the number of units at customers covered by warranty. We review warranty reserves monthly and, if necessary, make adjustments.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share Based Payment (SFAS 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123).  This statement supercedes APB Opinion 25, Accounting for Stock Issued to Employees (APB 25), and amends FASB Statement No. 95, Statement of Cash Flows.  Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123; however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method.  Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements for SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R.  Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits companies to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123.  We currently utilize the Black-Scholes model to measure the fair value of stock options granted to employees under the pro forma disclosure requirements if FAS 123.  While SFAS 123R permits companies to continue to use such model, it also permits the use of a “lattice” model.  We have not yet determined which method or model it will use to measure the fair value of employee stock options under the adoption for SFAS 123R.  The new standard is effective for periods beginning after June 15, 2005, and we expect to adopt SFAS 123R on July 1, 2005.

We currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognize no compensation cost for employee stock options granted with exercise prices equal to or greater than the fair value of our common stock on the date of the grant.  Accordingly, the adoption of SFAS 123R’s fair value method is expected to result in significant non-cash charges which will increase our reported cost of revenues and operating expenses, however, it will have no impact on our cash flows.  The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future and the model we choose to use.  However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and earnings above.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest rates is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments due to their relatively short term nature. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest income.

Item 8.    Financial Statements and Supplementary Data

See the list of financial statements filed with this report under Item 15 below.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B  Other Information

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2004, and is incorporated in this report by reference.

Item 11.  Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

1.     The following financial statements of Digirad Corporation and Report of Ernst & Young LLP, independent registered public accounting firm, are included in this report:

2.     Financial statement schedules.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Reserve for bad debt (1)	Reserves for billing adjustments and contractual allowances (2)	Reserve for excess and obsolete inventories (3)
	(In thousands)

Balance at December 31, 2001	$486	$350	$192
Provision	719	938	235
Write-offs and recoveries, net	(735)	(1,087)	(188)
Balance at December 31, 2002	470	201	239
Provision	299	513	177
Write-offs and recoveries, net	(394)	(456)	(80)
Balance at December 31, 2003	375	258	336
Provision	343	1,062	258
Write-offs and recoveries, net	(68)	(1,154)	(179)
Balance at December 31, 2004	$650	$166	$415

(1)      The provision was charged against operating expenses.

(2)      The provision was charged against revenue.

(3)      The provision was charged against cost of revenues.

No other financial statement schedules are provided because the information called for is not required or is shown either in the consolidated financial statements or the notes thereto.

3.                  List of exhibits required by Item 601 of Regulation S-K.  See part (b) below.

(b)   Exhibits.  The following exhibits are filed as a part of this report:

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation
3.2(1)	Restated Bylaws.
4.1(2)	Form of Specimen Stock Certificate.
4.2(3)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended.
10.1(2)†	License Agreement by and between Digirad Corporation and the Regents of the University of California dated May 19, 1999, as amended.
10.2(1)†	Amendment to License Agreement by and between Digirad Corporation and the Regents of the University of California, dated July 26, 2004.
10.3(2)†	Software License Agreement by and between Digirad Corporation and Segami Corporation, dated June 16, 1999, as amended.
10.4+	Addendum to Software License Agreement by and between Digirad Corporation and Segami Corporation, dated June 16, 1999, as amended.
10.5(2)†	License Agreement by and between Digirad Corporation and Cedars-Sinai Health System, dated May 22, 2001.
10.6(2)†	License Agreement by and between Digirad Corporation and Cedars-Sinai Health System, dated April 1, 2003.
10.7(2)†	Development and Supply Agreement by and between Digirad Corporation and QuickSil, Inc., dated June 18, 1999.
10.8(2)	Loan and Security Agreement by and between Digirad Corporation and Silicon Valley Bank, dated July 31, 2001, as amended.
10.9(2)	Irrevocable Standby Letter of Credit executed by Silicon Valley Bank in favor of Digirad Corporation, dated November 5, 2003.
10.10(2)	Loan Agreement by and between Digirad Corporation and Gerald G. Loehr Trust, dated September 1, 1993, as amended.
10.11(4)	Amendment to Loan Agreement dated effective August 9, 2004, by and between Digirad Corporation and the Gerald G. Loehr Separate Property Trust.
10.12(2)	Loan Agreement by and between Digirad Corporation and Clinton L. Lingren, dated September 1, 1993, as amended.
10.13(2)	Loan Agreement by and between Digirad Corporation and Jack F. Butler, dated September 1, 1993, as amended.
10.14(2)	Equipment Lease Agreement by and between Orion Imaging Systems, Inc. and MarCap Corporation, dated October 1, 2000.
10.15(2)	Equipment Lease Agreement by and between Digirad Imaging Solutions, Inc. and MarCap Corporation, dated June 13, 2003.
10.16(2)	Master Equipment Lease Agreement by and between Digirad Imaging Solutions, Inc. and DVI Financial Services, Inc., dated May 24, 2001.
10.17(2)	Sublease Agreement by and between Digirad Corporation as sub-lessee and REMEC, Inc. as sub-lessor, dated November 3, 2003.
10.18(2)#	1991 Stock Option Program Stock Option Agreement.
10.19(2)#	1997 Stock Option/Stock Issuance Plan, as amended.
10.20#	1998 Stock Option/Stock Issuance Plan, as amended.
10.21(1)#	2004 Stock Incentive Plan.
10.22 #	Form of Notice of Stock Option Award and Stock Option Award Agreement for 2004 Stock Incentive Plan.
10.23(2)#	2004 Non-Employee Director Option Program.
10.24 #	Form of Notice of Stock Option Award and Stock Option Award Agreement for 2004 Non-Employee Director Option Program.
10.25(2)#	Form of Indemnification Agreement.
10.26(2)#	Letter Agreement by and between Digirad Corporation and David M. Sheehan, dated June 11, 2002.
10.27 #	Summary of Named Executive Officers’ Compensation.
10.28 #	Summary of Directors’ Compensation.
10.29(2)	Loan and Security Agreement by and between Orion Imaging Systems, Inc., Digirad Imaging Systems, Inc. and Heller Healthcare Finance, Inc., dated January 9, 2001, as amended.
10.30(2)	Master Lease Agreement by and between Digirad Corporation and GE Healthcare Financial Services, dated September 26, 2000.
10.31(2)†	Agreement for Services by and between Digirad Imaging Solutions, Inc. and MBR Associates, Inc., dated April 1, 2002.

Exhibit Number	Description
10.32(2)	Form of Warrant to purchase shares of Series E Preferred Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.
10.33(2)	Form of Warrant to purchase shares of Series E Preferred Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.
10.34(2)	Form of Warrant to purchase shares of Common Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.
10.35(2)	Warrant to purchase shares of Series E Preferred Stock by and between Digirad Corporation and Silicon Valley Bank, dated July 31, 2001.
10.36(2)	Form of Warrant to purchase shares of Common Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.
10.37(2)	Form of Warrant to purchase shares of Common Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.
10.38(2)	Form of Warrant to purchase shares of Common Stock by and between Digirad Corporation and the investors listed on the schedule attached thereto.
10.39(1)	Form of Warrant to purchase shares of Common Stock by and between Digirad Corporation and the investors listed on the schedule attached thereto.
10.40(3)	Form of Warrant to purchase shares of Common Stock by and between Digirad Corporation and the investors listed on the schedule attached thereto.
14.1	Code of Business Conduct and Ethics.
21.1(2)	Subsidiaries of Digirad Corporation.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)

This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q originally filed with the Commission on August 11, 2004, as amended thereafter, and is incorporated herein by reference.

(2)

This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter, and is incorporated herein by reference.

(3)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on November 2, 2004, and is incorporated herein by reference.
(4)	This exhibit was previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Commission on September 7, 2004, and is incorporated herein by reference.
†	Digirad Corporation has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Commission.
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Commission.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGIRAD CORPORATION

Dated: March 3, 2005	By:	/s/ David M. Sheehan
	Name:	David M. Sheehan
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ David M. Sheehan
David M. Sheehan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2005

/s/ Todd P. Clyde
Todd P. Clyde	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2005

/s/ Timothy J. Wollaeger
Timothy J. Wollaeger	Director (Chairman of the Board of Directors)	March 3, 2005

/s/ Gerhard Burbach
Gerhard Burbach	Director	March 3, 2005

/s/ Raymond V. Dittamore
Raymond V. Dittamore	Director	March 3, 2005

/s/ R. King Nelson
R. King Nelson	Director	March 3, 2005

/s/ Kenneth E. Olson
Kenneth E. Olson	Director	March 3, 2005

/s/ Douglas Reed, M.D.
Douglas Reed, M.D.	Director	March 3, 2005

DIGIRAD CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Digirad Corporation

We have audited the accompanying consolidated balance sheets of Digirad Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also include the financial statement schedule listed in the Index at Item 15(a).  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digirad Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

San Diego, California

February 16, 2005

Digirad Corporation

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31,
	2004	2003

Assets
Current assets:
Cash and cash equivalents	$11,348	$7,681
Securities available-for-sale	44,215	—
Accounts receivable, net	10,017	12,195
Inventories, net	6,980	3,709
Other current assets	1,620	855
Total current assets	74,180	24,440
Property and equipment, net	11,182	10,087
Intangibles, net	542	512
Restricted cash	120	120
Total assets	$86,024	$35,159

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,313	$3,036
Accrued compensation	2,410	1,893
Accrued warranty	1,219	1,051
Other accrued liabilities	2,651	2,649
Deferred revenue	2,344	1,514
Current portion of notes payable to stockholders	—	245
Current portion of debt	2,228	11,474
Total current liabilities	15,165	21,862
Deferred rent	371	—
Notes payable to stockholders, net of current portion	—	490
Long-term debt, net of current portion	1,754	4,232
Commitments and contingencies
Redeemable convertible preferred stock, $0.0001 par value: no shares and 46,023 shares authorized at December 31, 2004 and 2003, respectively; no shares and 43,555 shares issued and outstanding at December 31, 2004 and 2003, respectively	—	84,278

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value: 10,000 and no shares authorized at December 31, 2004 and December 31, 2003, respectively; no shares issued and outstanding at December 31, 2004 and 2003	—	—
Common stock, $0.0001 par value: 150,000 shares authorized at December 31, 2004 and 2003; 18,075 and 24 shares issued and outstanding at December 31, 2004 and 2003, respectively	2	—
Additional paid-in capital	149,845	5,032
Accumulated other comprehensive loss	(97)	—
Deferred compensation	(920)	(555)
Accumulated deficit	(80,096)	(80,180)
Total stockholders’ equity (deficit)	68,734	(75,703)
Total liabilities and stockholders’ equity (deficit)	$86,024	$35,159

See accompanying notes.

Digirad Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years ended December 31,
	2004	2003	2002
Revenues:
DIS	$44,505	$34,848	$23,005
Product	23,632	21,388	18,527
Total revenues	68,137	56,236	41,532
Cost of revenues:
DIS	31,005	24,463	16,599
Product	14,992	15,091	13,633
Stock-based compensation	381	114	124
Total cost of revenues	46,378	39,668	30,356
Gross profit	21,759	16,568	11,176
Operating expenses:
Research and development	2,982	2,191	2,967
Sales and marketing	7,626	6,008	8,065
General and administrative	9,769	8,097	9,497
Amortization and impairment of intangible assets	64	444	1,011
Stock-based compensation	736	112	483
Total operating expenses	21,177	16,852	22,023
Income (loss) from operations	582	(284)	(10,847)
Other income (expense):
Interest income	576	36	65
Interest expense	(888)	(1,432)	(1,990)
Other expense	(25)	—	—
Total other income (expense)	(337)	(1,396)	(1,925)
Net income (loss)	245	(1,680)	(12,772)
Accretion of deferred issuance costs on preferred stock	(161)	(326)	(265)
Net income (loss) applicable to common stockholders	$84	$(2,006)	$(13,037)

Basic and diluted net loss per share (1)	$0.01	$(127.62)	$(1,432.31)
Shares used in per share computations:
Basic (1)	10,095	16	9
Diluted (1)	16,963	16	9

The composition of stock-based compensation is as follows:
Cost of product revenue	$165	$83	$72
Cost of DIS revenue	216	31	52
Research and development	133	8	61
Sales and marketing	136	18	228
General and administrative	467	86	194
	$1,117	$226	$607

(1) As a result of the conversion of our preferred stock into 12.4 million shares of our common stock upon completion of our initial public offering in June 2004, there is a lack of comparability in the basic and diluted net income (loss) per share amounts for the periods presented above. Please refer to Note 1 for the pro forma basic and diluted net income (loss) per share calculations for the periods presented.

See accompanying notes.

Digirad Corporation

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Deferred Compensation	Notes receivable from stockholders	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balance at December 31, 2001	7	$—	$4,245	$—	$(866)	$(77)	$(65,137)	$(61,835)
Conversion of preferred stock to common stock	7	—	49	—	—	—	—	49
Exercise of common stock options	—	—	46	—	—	—	—	46
Issuance of warrants to non-employees	—	—	17	—	—	—	—	17
Issuance of warrants in connection with bridge financing	—	—	243	—	—	—	—	243
Reversal of deferred compensation resulting from forfeitures	—	—	(354)	—	354	—	—	—
Amortization of deferred compensation	—	—	—	—	512	—	—	512
Forfeiture/reserve of notes receivable from shareholders	—	—	—	—	—	77	—	77
Net loss	—	—	—	—	—	—	(12,772)	(12,772)
Accretion of deferred issuance costs on preferred stock	—	—	—	—	—	—	(265)	(265)
Balance at December 31, 2002	14	—	4,246	—	—	—	(78,174)	(73,928)
Exercise of common stock options	10	—	5	—	—	—	—	5
Deferred compensation	—	—	781	—	(781)	—	—	—
Amortization of deferred compensation	—	—	—	—	226	—	—	226
Net loss	—	—	—	—	—	—	(1,680)	(1,680)
Accretion of deferred issuance costs on preferred stock	—	—	—	—	—	—	(326)	(326)
Balance at December 31, 2003	24	—	5,032	—	(555)	—	(80,180)	(75,703)
Exercise of common stock options and warrants	107	—	51	—	—	—	—	51
Deferred compensation	—	—	1,471	—	(1,471)	—	—	—
Amortization of deferred compensation	—	—	—	—	1,106	—	—	1,106
Issuance of warrants to consultants	—	—	40	—	—	—	—	40
Issuance of common stock in initial public offering	5,500	1	58,813	—	—	—	—	58,814
Conversion of preferred stock into common stock	12,444	1	84,438	—	—	—	—	84,439
Accretion of deferred issuance costs on preferred stock	—	—	—	—	—	—	(161)	(161)
Comprehensive income:
Net income	—	—	—	—	—	—	245	245
Unrealized loss on securities available-for-sale	—	—	—	(97)	—	—	—	(97)
Total comprehensive income	—	—	—	—	—	—	—	148
Balance at December 31, 2004	18,075	$2	$149,845	$(97)	$(920)	$—	$(80,096)	$68,734

See accompanying notes.

Digirad Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2004	2003	2002

Operating activities
Net income (loss)	$245	$(1,680)	$(12,772)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	3,086	2,811	2,648
Loss on disposal of assets	29	8	—
Amortization and impairment of intangible assets	64	444	967
Stock-based compensation	1,106	226	589
Amortization of debt discount related to warrants issued in conjunction with debt	—	—	335
Options, warrants and other equity instruments issued to non-employees	11	—	17
Amortization of premium/(discount) on securities available-for-sale	134	—	—
Changes in operating assets and liabilities:
Accounts receivable	2,178	(4,327)	(3,065)
Inventories	(3,271)	2,043	2,873
Other assets	(737)	(346)	168
Accounts payable	1,277	885	(2,313)
Accrued compensation	517	172	(384)
Accrued warranty and other accrued liabilities	542	(261)	101
Deferred revenue	830	183	1,002
Net cash provided (used) by operating activities	6,011	158	(9,834)
Investing activities
Purchases of securities available-for-sale	(77,969)	—	—
Maturities of securities available-for-sale	33,523	—	—
Purchases of property and equipment	(4,210)	(1,798)	(1,653)
Other assets	(94)	(181)	(113)
Net cash used by investing activities	(48,750)	(1,979)	(1,766)
Financing activities
Net issuances of common stock	58,865	5	46
Net borrowings (payments) under lines of credit	(9,356)	3,139	2,698
Proceeds from issuance of notes payable	—	—	2,154
Repayment of obligation under notes payable	—	—	(2,106)
Net proceeds from sale of preferred stock	—	—	15,550
Proceeds from capital lease financing	312	1,531	—
Repayment of obligations under capital leases	(2,680)	(2,161)	(1,721)
Repayment of notes receivable from stockholders	(735)	—	—
Net cash provided by financing activities	46,406	2,514	16,621
Net increase in cash and cash equivalents	3,667	693	5,021
Cash and cash equivalents at beginning of period	7,681	6,988	1,967
Cash and cash equivalents at end of period	$11,348	$7,681	$6,988
Supplemental information:
Cash paid during the period for interest	$894	$1,326	$1,504
Conversion of bridge notes into preferred stock	$—	$—	$1,575
Conversion of preferred stock to common stock	$84,439	$—	$48

See accompanying notes.

Digirad Corporation
Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

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

 Basis of Presentation

The accompanying consolidated financial statements include the operations of DIS. Inter-company accounts have been eliminated in consolidation.

                 Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Our significant estimates include the reserve for doubtful accounts, contractual allowances and revenue adjustments, the reserves for excess and obsolete inventories, the reserve for warranty costs and the valuation allowance for deferred tax assets. Actual results could differ from those estimates.

 Cash and Cash Equivalents

We consider all investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents primarily represent funds invested in money market funds whose cost equals fair market value.

Investment Securities

Investment securities consist of high-grade auction rate securities and U.S. government or corporate debt securities. We classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary results in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method.  Interest income is recognized when earned.

The composition of investments and gross unrealized losses at December 31, 2004 are as follows (in thousands):

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses

Auction rate securities	$19,150	$—	$—	$19,150
Corporate debt securities	12,516	—	(75)	12,441
U.S. government securities	12,646	—	(22)	12,624
	$44,312	$—	$(97)	$44,215

Concentration of Credit Risk

We have primarily sold our products to customers in the United States and its possessions. Limited sales have also been made to customers in Canada, Japan and Russia. For the years ended December 31, 2004, 2003 and 2002, no product customer or DIS customer accounted for 10% or more of consolidated revenues.

The percentage of our net DIS revenue derived from governmental agencies such as Medicare, has continued to decline each year since services were initiated in 2000 to less than 3% of consolidated revenue in 2004.  We phased out our government billing model in August 2004, but still have a small amount of accounts receivable outstanding.

We maintain reserves for potential credit losses, billing adjustments and contractual allowances, which historically have been within management’s estimates.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

Property and Equipment

Depreciation and amortization of property and equipment, including assets recorded under capital leases, are provided using the straight-line method over the shorter of the estimated useful lives of the related assets, which is three to seven years, or the lease term, if applicable.

Intangibles

Intangibles include patents, trademarks and acquired customer contracts and are recorded at cost. Patents are amortized over the lesser of their estimated useful or legal lives (up to 20 years). Trademarks are amortized over 10 years. Acquired customer contracts are amortized over their estimated useful lives, which is generally five years.

 Impairment of Long-Lived Assets

We follow Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The scope of SFAS No. 144 includes long-lived assets, or groups of assets, to be held and used as well as those which are to be disposed of by sale or by other method, but excludes a number of long-lived assets such as goodwill and intangible assets not being amortized under the application of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

During 2003 and 2002, we recorded $0.2 million and $0.6 million, respectively, for impairment on customer contracts acquired for DIS. No impairment charges were recorded in 2004. We regularly review the performance of these contracts, assessing each contract’s profitability and ability to generate cash flow. If profitability is marginal based on volumes and/or pricing, we attempt to negotiate a new contract or mutually agree with the physician to terminate the contract. If the contract is terminated, the remaining unamortized balance of the contract is written-off and recognized as an impairment loss in the period we determine the contract will be terminated.

 Shipping and Handling Fees and Costs

We record all shipping and handling billings to a customer in a sales transaction as revenue earned for the goods provided in accordance with the Emerging Issues Task Force (“EITF”) Issue 00-10, Accounting for Shipping and Handling Fees and Costs. Our revenues related to shipping and handling for all periods presented are immaterial. Shipping and handling costs are included in cost of revenues and were $0.4 million, $0.3 million and $0.2 million for 2004, 2003 and 2002, respectively.

 Revenue Recognition

We recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. In addition, we comply with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). SAB 104 sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payment terms and customer acceptance.

We have two primary sources of revenue: 1) product sales, which includes the associated sale of maintenance services and 2) mobile in-office nuclear imaging services. Product revenues consist of revenues from the sales of gamma cameras and accessories and we recognize revenue upon delivery to customers. We also provide installation and training for camera sales in the United States.

Installation and training for sales outside of the United States is the responsibility of the distributors. Neither service is essential to the functionality of the product. Both services are performed shortly after delivery and represent an insignificant cost, which we accrue at the time revenue is recognized. We also sell or provide maintenance services beyond the first year following the purchase by the customer. Revenue from these contracts is deferred and recognized ratably over the period of the obligation and is included in product sales in the accompanying consolidated statements of operations.

DIS revenue is derived from our mobile in-office nuclear imaging services. Revenue related to mobile imaging services is recognized at the time services are performed and disposables are provided and collection is reasonably assured. No product sales are included in DIS revenue. DIS services are generally billed on a per-day basis under annual contracts which specify the number of days of service to be provided. If a physician fails to complete a minimum number of lease days in a given annual period, we have the right to bill the physician for the shortfall and only recognizes the revenue upon collection. No material amounts have been billed or recognized as revenue since inception for customers who do not schedule the minimal number of lease days. We are compensated for mobile imaging services provided to patients directly from the physicians under contract or, on a smaller scale, from certain programs administered by governmental agencies and private insurance companies.

 Stock-Based Compensation

We have elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock options as permitted by SFAS No. 123,Accounting for Stock-Based Compensation. Under APB 25, if the exercise price of our employee stock options is not less than the fair value of the underlying stock on the date of grant, no compensation expense is recognized. In determining the fair value of the common stock, the Board of Directors considered, among other factors, (i) the advancement of our technology, (ii) our financial position and (iii) the fair value of our common stock or preferred stock as determined in arm’s-length transactions. We recorded deferred stock compensation of $1,471,000 and $781,000 for the years ended December 31, 2004 and 2003, respectively and, for the difference between the original exercise price per share determined by the Board of Directors and the estimate of fair value per share at the respective grant date. The approximate weighted average exercise price and approximate weighted average fair value per share for the 285,589 options granted during the year ended December 31, 2003 was $0.49 and $3.26, respectively. The approximate weighted average exercise price and approximate weighted average fair value per share for the 714,679 options granted during the year ended December 31, 2004 was $7.71and $6.02, respectively. Deferred stock compensation is recognized and amortized on an accelerated basis in accordance with FASB Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the related options, generally four years. Deferred compensation for stock options and warrants granted to non-employees is recorded at fair value as determined in accordance with SFAS No. 123, and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services. The fair value of the unvested options, warrants, and other equity instruments is periodically re-measured and the related amortization is adjusted as necessary. Compensation expense related to stock options, warrants, and other equity instruments to acquire common stock issued to non-employees was $11,000 and $17,000 for the years ended December 31, 2004 and 2002, respectively. No material amounts of non-employee stock-based compensation were recorded in 2003.

The expected future amortization expense for deferred compensation as of December 31, 2004 (in thousands) is $564 in 2005, $270 in 2006, and $86 in 2007 for a total of $920.

Pro forma information regarding net loss is required by SFAS No.123, and has been determined as if we had accounted for all of its employee stock options under the fair value method of that statement.   Our adjusted net loss information is as follows (in thousands):

	Years ended December 31,
	2004	2003	2002
Net income (loss) applicable to common stockholders, as reported	$84	$(2,006)	$(13,037)
Add: total stock-based employee compensation included in reported net loss	1,106	226	512
Less: total stock-based employee compensation determined under the fair value method for all awards	(2,104)	(270)	(1,288)
Adjusted net loss	$(914)	$(2,050)	$(13,813)

Basic and diluted net (income) loss per share, as reported	$0.01	$(127.62)	$(1,432.31)
Adjusted basic and diluted net loss per share	$(0.09)	$(130.44)	$(1,517.58)

The fair value of the options granted prior to the completion of our initial public offering was estimated at the date of grant using the minimum value pricing model. Upon completion of the initial public offering in June 2004, we began using the Black-Scholes model to estimate fair value. The above results are not likely to be representative of the effects of applying SFAS No.123 on reported net income or loss for future years.

The following assumptions were utilized for the calculations during each year:

	Years ended December 31,
	2004	2003	2002
Expected dividend yield	—	—	—
Risk-free interest rate	3.32%	3.50%	3.50%
Expected volatility	43%	—%	—%
Expected life (in years)	5.00	5.00	5.00

 Warranty

We provide a warranty on certain of our products and accrue the estimated cost at the time revenue is recorded. Warranty expense is charged to product cost of revenues. The majority of all warranty periods are 12 months before customer-sponsored maintenance begins. Warranty reserves are established based on historical experience with failure rates and repair costs and the number of gamma cameras covered by warranty. Warranty reserves are depleted as gamma cameras are repaired. The costs consist principally of materials, personnel, overhead and transportation. We review warranty reserves monthly and, if necessary, make adjustments. The activities in our warranty reserve are as follows (in thousands):

	Years ended December 31,
	2004	2003	2002
Balance at beginning of year	$1,051	$858	$1,189
Charges to cost of revenues	1,670	1,961	1,636
Applied to liability	(1,502)	(1,768)	(1,967)
Balance at end of year	$1,219	$1,051	$858

Research and Development

Research and development costs are expensed as incurred.

 Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs for the years ended December 31, 2004, 2003 and 2002 (in thousands), were $454, $232 and $241, respectively.

 Net Income (Loss) Per Share

We calculate net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, convertible preferred stock, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

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

Historical and pro forma basic and diluted net income (loss) per share were calculated as follows (in thousands, except per share amounts):

	Years ended December 31,
	2004	2003	2002
Historical:
Numerator:
Net income (loss)—diluted	$245	$(1,680)	$(12,772)
Accretion of deferred issuance costs on preferred stock	(161)	(326)	(265)
Net income (loss) applicable to common stockholders—basic	$84	$(2,006)	$(13,037)

Denominator:
Weighted average common shares outstanding—basic	10,095	16	9
Effect of dilutive securities:
Conversion of preferred stock	5,489	—	—
Options	1,353	—	—
Warrants	26	—	—
Weighted average common shares outstanding—diluted	16,963	16	9

Net income (loss) per common share applicable to common shareholders:
Basic	$0.01	$(127.62)	$(1,432.31)
Diluted	$0.01	$(127.62)	$(1,432.31)

Pro forma (unaudited):
Numerator:
Net income (loss)—basic and diluted	$245	$(1,680)	$(12,772)

Denominator:
Weighted average common shares outstanding—basic	10,095	16	9
Pro forma adjustments to reflect weighted average effect of assumedconversion of preferred stock	5,489	12,444	7,857
Pro forma weighted average common shares outstanding—basic	15,584	12,460	7,866

Weighted average common shares outstanding—diluted	10,095	16	9
Pro forma adjustments to reflect weighted average effect of assumed conversion of preferred stock	5,489	12,444	7,857
Effect of dilutive securities:
Options	1,353	—	—
Warrants	26	—	—
Pro forma weighted average common shares outstanding—diluted	16,963	12,460	7,866

Pro forma net income (loss) per common share:
Basic	$0.02	$(0.13)	$(1.62)
Diluted	$0.01	$(0.13)	$(1.62)

Potentially dilutive securities (in thousands) totaling 13,883 and 13,867 as of December 31, 2003 and 2002, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share Based Payment (SFAS 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123).  This statement supercedes APB Opinion 25, Accounting for Stock Issued to Employees (APB 25), and amends FASB Statement No. 95, Statement of Cash Flows.  Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123; however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method.  Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements for SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R.  Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits companies to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123.  We currently utilize the Black-Scholes model to measure the fair value of stock options granted to employees under the pro forma disclosure requirements if FAS 123.  While SFAS 123R permits companies to continue to use such model, it also permits the use of a “lattice” model.  We have not yet determined which method or model it will use to measure the fair value of employee stock options under the adoption for SFAS 123R.  The new standard is effective for periods beginning after June 15, 2005, and we expect to adopt SFAS 123R on July 1, 2005.

We currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognize no compensation cost for employee stock options granted with exercise prices equal to or greater than the fair value of our common stock on the date of the grant.  Accordingly, the adoption of SFAS 123R’s fair value method is expected to result in significant non-cash charges which will increase our reported cost of revenues and operating expenses, however, it will have no impact on our cash flows.  The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on the level of share-based payments granted in the future and the model we choose to use.  However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and earnings above.

2. Financial Statement Details

The composition of certain balance sheet accounts is as follows (in thousands):

 Accounts Receivable

	December 31,
	2004	2003
Accounts receivable	$10,833	$12,829
Less reserves and allowance for doubtful accounts	(816)	(634)
	$10,017	$12,195

 Inventories

	December 31,
	2004	2003
Raw materials	$2,308	$1,402
Work-in-progress	4,046	2,204
Finished goods	1,041	439
	7,395	4,045
Less reserves for excess and obsolete inventories	(415)	(336)
	$6,980	$3,709

 Property and Equipment

	December 31,
	2004	2003
Machinery and equipment	$19,226	$16,063
Furniture and fixtures	337	242
Computers and software	2,845	2,327
Leasehold improvements	516	940
Construction in process	22	136
	22,946	19,708
Less accumulated depreciation and amortization	(11,764)	(9,621)
	$11,182	$10,087

Intangibles

	December 31,
	2004	2003
Acquired customer contracts	$245	$245
Patents and trademarks	577	483
	822	728
Less accumulated amortization	(280)	(216)
	$542	$512

 Other Accrued Liabilities

	December 31,
	2004	2003
Sales tax payable	$371	$512
Radiopharmaceuticals and consumable medical supplies	555	606
License fees	184	264
Customer deposits	209	295
Legal costs	233	121
Other accrued liabilities	1,099	851
	$2,651	$2,649

3. Debt

Debt consists of the following (in thousands):

	December 31,
	2004	2003
Lines of credit	$—	$9,357
Capital lease obligations	3,982	6,349
	3,982	15,706
Current portion of debt	(2,228)	(11,474)
Long-term debt, less current portion	$1,754	$4,232

During 2000 through 2004, we entered into a series of financing transactions structured as capital leases. The equipment, consisting of vans equipped with our mobile gamma cameras, is used by DIS to provide mobile nuclear imaging services. The initial terms of these leases range from 36 to 63 months. The cost of the equipment financed was $6.4 million ($3.4 million of accumulated depreciation) at December 31, 2004 and $6.5 million ($2.6 million of accumulated depreciation) at December 31, 2003.

In January 2005, we repaid $2.0 million of our capital lease obligations in advance of their scheduled maturity.

 Lines of Credit

In June 2004, we repaid the outstanding borrowings on both of our existing lines of credit. Both of these credit lines expired during the fourth quarter of 2004.

 Notes Payable to Stockholders

In January 2002, we issued and sold convertible promissory notes in the aggregate principal amount of $1.925 million bearing an annual interest rate of 12%. On May 7, 2002, holders of $1.425 million of the convertible promissory notes elected to convert the principal balance and outstanding interest on the notes into Series H preferred stock. The remaining convertible promissory note balance of $0.5 million, plus accrued interest was repaid in June 2002. In consideration for the bridge loans, we issued to the note holders warrants to purchase 227 shares of our common stock at an exercise price of $1,050.00 per share.

In March 2002, we borrowed $0.15 million from one of our stockholders under the terms of a secured loan bearing interest at 8% per annum. The loan plus accrued interest was converted into Series H preferred stock in June 2002.

As of December 31, 2003, we had notes payable to stockholders totaling $0.735 million that bear interest at 6.35% per year. As a condition to completing our initial public offering, we accelerated payments due under our notes payable to stockholders and issued warrants to these stockholders and their designees. Warrants to purchase 71,427 shares of common stock were valued using the Black-Scholes option pricing model and the fair value of these warrants was $0.5 million, which was charged to stockholders’ equity.

4.    Commitments and Contingencies

 Leases

We lease our facilities under non-cancelable operating leases that expire through 2010. Rent expense was $1.1 million, $1.0 million and $0.9 million (including common area charges) for the years ended December 31, 2004, 2003 and 2002, respectively. Annual future minimum lease payments as of December 31, 2004 are as follows (in thousands):

	Operating Leases	Capital Leases
2005	$905	$3,240
2006	807	822
2007	695	283
2008	558	96
2009	538	—
Thereafter	92	—
Total minimum lease payments	$3,595	4,441
Less amount representing interest		(459)
Present value of future minimum capital lease obligations		3,982
Less amounts due in one year		(2,228)
Long-term portion of capital lease obligations		$1,754

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

On November 18, 2004, we received a notice of violation from the Maryland Department of the Environment, or Department, relating to our radioactive materials license.   The notice cited alleged violations related primarily to record-keeping and the failure to follow certain operating protocols.  We responded to the notice and then participated in a licensee management enforcement conference conducted by the Department in January 2005.  We have instituted corrective actions and made a supplemental submission to the Department in February.   If the Department concludes that corrective actions are not adequate, it could take escalated enforcement action, including the imposition of civil penalties of up to $10,000 per violation per day, or the modification, suspension or revocation of our license in Maryland.  While we believe we have fully addressed each of the Department’s concerns, we cannot assure you that this matter will be resolved in our favor.

Legal Matters

In January 2005, a complaint was served on a DIS customer physician, his medical practice and two DIS technicians, individually and in their capacity as agents of the medical practice.  The complaint was filed in Circuit Court of the Fifth Judicial Circuit County of Vermilion, Danville, Illinois and alleges negligence claims in connection with the death of a patient purportedly arising from the administration of a stress imaging test.  We have tendered the matter to the physician practice for indemnification and defense pursuant to our contract with the group.  While the technicians deny the allegations and we will vigorously defend them in the matter, if necessary, we cannot assure you that this matter will be resolved in their favor.

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

5. Redeemable Convertible Preferred Stock and Stockholders’ Equity

 Initial Public Offering

In June 2004, we completed an initial public offering whereby we sold 5,500,000 shares of common stock at $12 per share and received net proceeds of $58.8 million (after underwriting discounts and commissions and offering expenses).

Preferred stock

Deferred issuance costs for all series of preferred stock totaled $982,043 and were being accreted up to the redemption value of the related redeemable convertible preferred stock through July 31, 2004 (the earliest redemption date). Upon completion of our initial public offering and the related conversion of all of our outstanding preferred stock to common stock, we ceased accreting up to the redemption value. We recorded accretion of deferred issuance costs on preferred stock of $0.2 million, $0.3 million and $0.3 million in 2004, 2003 and 2002, respectively

 Warrants

During the year ended December 31, 2002, in conjunction with sales and marketing arrangements, we issued warrants to purchase 57,144 shares of our common stock at $4.90 per share. In conjunction with consulting agreements, we issued warrants to purchase 16 shares of our common stock at $2,100.00 per share. The warrants are exercisable immediately, and expire five years from the date of issuance. The fair value of the warrants was $16,921.

During the year ended December 31, 2003, in conjunction with sales and marketing arrangements, we issued warrants to purchase 429 shares of our common stock at $0.49 per share. The warrants are exercisable immediately and expire five years from the date of issuance. The fair value of the warrants was not material.

During the year ended December 31, 2004, in conjunction with various consulting arrangements, we issued warrants to purchase 5,715 shares of our common stock at $5.50 per share. The fair value of the warrants was $40,000.

All of the warrants were valued using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 75%; risk-free interest rates ranging from 3% to 6%; and a term of three years.

Stock Options

Under our 2004 Stock Incentive Plan, we are authorized to issue an aggregate of 1,400,000 shares of common stock.  The number of shares reserved for issuance under the 2004 Stock Incentive Plan will be increased by any shares, up to a maximum of 1,500,000 shares, represented by awards under the 1998 Stock Option/Stock Issuance Plan that are forfeited, expire or are cancelled.  Terms of any award of stock options, restricted stock, restricted stock units, stock appreciation rights or dividend equivalent rights under the 2004 Stock Incentive Plan, including any vesting requirement (which is generally four years), are determined by the Board of Directors.  Options granted have a term of up to ten years.

Prior to the completion of our initial public offering in June 2004, we were authorized to issue an aggregate of 1,682,807 shares of common stock under our 1991 Stock Option Program, 1997 Stock Option/Stock Issuance Plan and 1998 Stock Option/Stock Issuance Plan and no additional awards may now be made under such plans.  Terms of the stock option agreements, including any vesting requirement (which is generally four years), were determined by the Board of Directors.  Upon grant, the options were generally exercisable immediately; however, any exercised but unvested shares remain subject to repurchase by us at the original exercise price. Options granted have a term of up to ten years.

The following table summarizes option activity under the stock option plans (in thousands, except weighted average exercise price):

	Shares	Weighted average exercise price
Outstanding at December 31, 2001	8	$471.80
Granted	1,462	$0.68
Cancelled	(106)	$16.64
Exercised	—	$625.76
Outstanding at December 31, 2002	1,364	$2.29
Granted	286	$0.49
Cancelled	(260)	$2.84
Exercised	(10)	$0.49
Outstanding at December 31, 2003	1,380	$1.83
Granted	715	$7.71
Cancelled	(78)	$7.33
Exercised	(86)	$0.49
Outstanding at December 31, 2004	1,931	$3.84

Following is a further breakdown of the options outstanding as of December 31, 2004 (in thousands):

Exercise price	Options outstanding	Weighted average contractual life in years	Weighted average exercise price of options outstanding	Vested options	Weighted average exercise price of vested options
$0.49	1,252	7.9	$0.49	1,049	$0.49
$5.50	241	9.2	$5.50	4	$5.50
$6.51	53	9.2	$6.51	—	$—
$8.06	38	9.9	$8.06	—	$8.06
$9.00	234	9.5	$9.00	46	$9.00
$10.07	10	9.8	$10.07	10	$10.07
$10.10	101	8.7	$10.10	3	$10.10
$147-$2,450	2	5.1	$616.25	2	$616.25
$0.49-$2,450	1,931	8.4	$3.84	1,114	$2.40

 Common Shares Reserved for Issuance

The following table summarizes common shares reserved for future issuance at December 31, 2004 (in thousands):

Common stock options outstanding	1,931
Common stock options available for future grant	967
Common stock warrants	78
Total common shares reserved for issuance	2,976

6. Income Taxes

As of December 31, 2004, we had federal and California income tax net operating loss carry forwards of approximately $72.2 million and $38.6 million, respectively. The difference between the federal and California tax loss carry forwards is primarily attributable to the limitation in the utilization of California net operating loss carry forwards, which ranges from 50% to 60% during the period from 1996 to 2003. The federal tax loss carry forwards will begin expiring in 2006 unless previously utilized. The California tax loss carry forwards will begin to expire in 2005 unless previously utilized. We also have federal and California research and development and other credit carry forwards of approximately $1.9 million and $1.4 million, respectively. The federal research and development and other credit carry forwards begin to expire in 2005 unless previously utilized.

Pursuant to Internal Revenue Code Sections 382 and 383, use of our net operating loss and credit carry forwards may be limited because of a cumulative change in ownership of more than 50%, which may have occurred.

Significant components of our deferred tax assets are shown below (in thousands). A valuation allowance has been recognized to offset the deferred tax assets, as realization of such assets has not met the “more likely than not” threshold required under SFAS No. 109.

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carry forwards	$27,478	$27,254
Research and development and other credits	3,010	3,037
Reserves	1,234	856
Capitalized research expense	220	181
Capitalized inventory costs	210	117
Other, net	1,354	1,164
Total deferred tax assets	33,506	32,609
Deferred tax liabilities—depreciation	(2,638)	(1,567)
Valuation allowance for deferred tax assets	(30,868)	(31,042)
Net deferred tax assets	$—	$—

7. Segments

Our reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the operating income contributed by each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment data in thousands	Years ended December 31,
	2004	2003	2002

Gross profit by segment:
DIS	$13,285	$10,355	$6,354
Product	8,474	6,213	4,822
Consolidated gross profit	$21,759	$16,568	$11,176

Income (loss) from operations by segment:
DIS	$2, 168	$1,649	$(5,421)
Product	(1,586)	(1,933)	(5,426)
Consolidated income (loss) from operations	$582	$(284)	$(10,847)

Depreciation, amortization and impairment of intangible assets by segment:
DIS	$2,167	$2,152	$2,452
Product	983	1,103	1,163
Consolidated total	$3,150	$3,255	$3,615

	As of December 31,
	2004	2003	2002

Identifiable assets by segment:
DIS	$15,839	$16,016	$14,710
Product	70,185	19,143	18,409
Consolidated assets	$86,024	$35,159	$33,119

Sales to a customer in Canada represented less than 1% of total revenues for the year ended December 31, 2004. Sales to a customer in Puerto Rico represented less than 1% of total revenues for and sales to a customer in Russia represented less than 3% of total revenues for the year ended December 31, 2003.

8. Employee Retirement Plan

We have a 401(k) retirement plan (the “Plan”), under which all full-time employees may contribute up to 20% of their annual salary, within limits. We may elect to make discretionary contributions upon the approval of the Board of Directors. Through December 31, 2004, we have not contributed to the Plan.

9. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2004 and 2003 are as follows (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2004
Revenues	$15,868	$17,290	$17,224	$17,756
Gross profit	4,848	5,666	5,752	5,492
Income (loss) from operations	79	358	319	(174)
Net income (loss)	(266)	103	386	22
Net income (loss) applicable to common stockholders	(354)	30	386	22
Net income (loss) per common share—basic (1)	(10.88)	0.01	0.02	—
Net income (loss) per common share—diluted (1)	(10.88)	0.01	0.02	—

Fiscal 2003
Revenues	$12,979	$14,012	$14,022	$15,223
Gross profit	3,495	3,764	4,345	4,964
Income (loss) from operations	(602)	(375)	353	340
Net income (loss)	(927)	(795)	47	(5)
Net income (loss) applicable to common stockholders	(1,012)	(879)	(31)	(83)
Net income (loss) per common share—basic (1)	(74.63)	(63.08)	(2.05)	(4.16)
Net income (loss) per common share—diluted (1)	(74.63)	(63.08)	(2.05)	(4.16)

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.