Form 10-Q
period 2005-03-31
DIGIRAD CORP
filed 2005-05-09
CIK 707388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of April 29, 2005, the registrant had 18,145,597 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004
Unaudited Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004
Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004
Notes to Unaudited Consolidated Financial Statements
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
Item 6. Exhibits
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Digirad Corporation

Consolidated Balance Sheets

(In thousands, except par value amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,036	$11,348
Securities available-for-sale	42,557	44,215
Accounts receivable, net	11,618	10,017
Inventories, net	8,083	6,980
Other current assets	1,687	1,620
Total current assets	71,981	74,180
Property and equipment, net	11,734	11,182
Intangibles, net	523	542
Restricted cash	120	120
Total assets	$84,358	$86,024

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,012	$4,313
Accrued compensation	1,963	2,410
Accrued warranty	1,211	1,219
Other accrued liabilities	3,255	2,651
Deferred revenue	2,908	2,344
Current portion of debt	923	2,228
Total current liabilities	15,272	15,165
Deferred rent	366	371
Long-term debt, net of current portion	876	1,754
Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value: 10,000 shares authorized at March 31, 2005 and December 31, 2004; no shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $0.0001 par value: 150,000 shares authorized at March 31, 2005 and December 31, 2004; 18,134 and 18,075 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	2	2
Additional paid-in capital	149,835	149,845
Accumulated other comprehensive loss	(214)	(97)
Deferred compensation	(702)	(920)
Accumulated deficit	(81,077)	(80,096)
Total stockholders’ equity	67,844	68,734
Total liabilities and stockholders’ equity	$84,358	$86,024

See accompanying notes.

Digirad Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2005	2004
Revenues:
DIS	$12,322	$10,407
Product	5,648	5,461
Total revenues	17,970	15,868
Cost of revenues:
DIS	8,625	7,265
Product	4,129	3,639
Stock-based compensation	59	116
Total cost of revenues	12,813	11,020
Gross profit	5,157	4,848
Operating expenses:
Research and development	900	640
Sales and marketing	2,018	1,780
General and administrative	3,329	2,145
Amortization of intangible assets	16	16
Stock-based compensation	119	188
Total operating expenses	6,382	4,769
Income (loss) from operations	(1,225)	79
Other income (expense):
Interest income	342	8
Interest expense	(90)	(323)
Other	(8)	(30)
Total other income (expense)	244	(345)
Net loss	(981)	(266)
Accretion of deferred issuance costs on preferred stock	—	(88)
Net loss applicable to common stockholders	$(981)	$(354)

Net loss per common share - basic and diluted (1)	$(0.05)	$(10.88)
Shares used in computing net loss per common share:
Weighted average shares outstanding – basic and diluted	18,105	33

The composition of stock-based compensation is as follows:
Cost of product revenue	$25	$55
Cost of DIS revenue	34	61
Research and development	22	28
Sales and marketing	21	45
General and administrative	76	115
	$178	$304

(1) As a result of the conversion of our preferred stock into 12.4 million shares of our common stock upon the completion of our initial public offering in June 2004 of 5,500,000 shares of our common stock, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented above. Please refer to Note 6 for the pro forma basic and diluted net loss per share calculations for the periods presented.

See accompanying notes.

Digirad Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2005	2004
Operating activities
Net loss	$(981)	$(266)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	866	720
Loss on disposal of assets	8	30
Amortization of premium on securities available-for-sale	120	—
Amortization of intangibles	16	16
Stock-based compensation	178	293
Options issued to non-employees	—	10
Changes in operating assets and liabilities:
Accounts receivable	(1,601)	(452)
Inventories	(1,034)	(37)
Other assets	(67)	(614)
Accounts payable	699	1,514
Accrued compensation	(447)	520
Accrued warranty, deferred rent and other accrued liabilities	590	1,240
Deferred revenue	564	96
Net cash provided (used) by operating activities	(1,089)	3,070
Investing activities
Purchases of securities available-for-sale	(9,104)	—
Maturities of securities available-for-sale	10,525	—
Purchases of property and equipment	(1,493)	(1,243)
Patents and other assets	—	(22)
Net cash used by investing activities	(72)	(1,265)
Financing activities
Issuances of common stock	30	15
Net borrowings (repayments) under lines of credit	—	(174)
Proceeds from capital lease financing	—	105
Repayment of obligations under capital leases	(2,181)	(530)
Net cash used by financing activities	(2,151)	(584)
Net increase (decrease) in cash and cash equivalents	(3,312)	1,221
Cash and cash equivalents at beginning of period	11,348	7,681
Cash and cash equivalents at end of period	$8,036	$8,902

Supplemental information:
Cash paid during the period for interest	$63	$319

See accompanying notes.

1.  Interim Financial Information

Organization

Digirad Corporation (“Digirad”), a Delaware corporation, designs, develops, manufactures, markets, sells and services solid-state digital gamma cameras for use in nuclear medicine.  Through two subsidiaries, Digirad Imaging Solutions, Inc. and Digirad Imaging Systems, Inc., collectively “DIS,” Digirad provides in-office services for physicians, offering certified personnel, required licensure, an imaging system and other support and supplies as required or needed for the performance of nuclear imaging procedures under the supervision of our physician customers. DIS physician customers enter into annual lease contracts for imaging services delivered on a per-day basis.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Intercompany accounts have been eliminated in consolidation. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year. For further information see our financial statements and related disclosures thereto for the year ended December 31, 2004 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. Inventories

Inventories consist of the following:

	March 31,	December 31,
	2005	2004
Raw materials	$2,755	$2,308
Work-in-progress	4,767	4,046
Finished goods	1,085	1,041
	8,607	7,395
Less reserves for excess and obsolete inventories	(524)	(415)
	$8,083	$6,980

3. Warranty

We provide a warranty on certain of our products and accrue the estimated cost at the time revenue is recorded. Warranty expense is charged to product cost of revenues. The majority of all warranty periods are 12 months before customer-sponsored maintenance begins. Warranty reserves are established based on historical experience with failure rates and repair costs and the number of gamma cameras covered by warranty.  Warranty reserves are depleted as gamma cameras are repaired. The costs consist principally of materials, labor, overhead and transportation. We review warranty reserves periodically and, if necessary, make adjustments.

The activities in our warranty reserve are as follows:

	Three months ended March 31,
	2005	2004
Balance at beginning of period	$1,219	$1,051
Charges to cost of revenues	382	524
Applied to liability	(390)	(399)
Balance at end of period	$1,211	$1,176

4. Stock-Based Compensation

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

	Three months ended March 31,
	2005	2004
Net loss applicable to common stockholders, as reported	$(981)	$(354)
Add: total stock-based employee compensation included in reported net loss	178	293
Less: total stock-based employee compensation determined under the fair value method for all awards	(539)	(330)
Pro forma net loss	$(1,342)	$(391)

Basic and diluted net loss per common share - as reported	$(0.05)	$(10.88)

Basic and diluted net loss per common share - pro forma	$(0.07)	$(12.02)

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

The following assumptions were utilized for the calculations during each period:

	Three months ended March 31,
	2005	2004

Expected dividend yield	—	—
Risk-free interest rate	3.77%	3.00%
Expected volatility	75%	—%
Expected life (in years)	5	5

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

5. Net Loss Per Share

We calculated net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, convertible preferred stock, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

Upon the completion of our initial public offering, all of our previously outstanding preferred shares converted into 12.4 million shares of our common stock. As a result of the issuance of these common shares, there is a lack of comparability in both the basic and diluted net loss per share amounts for the periods presented. In order to provide a more relevant measure of our operating results, an unaudited pro forma net loss per share calculation has been included. The shares used to compute unaudited pro forma basic and diluted net loss per share include the assumed conversion of all outstanding shares of preferred stock into shares of common stock using the as-if converted method as of the beginning of each period presented or the date of issuance, if later.

Historical and pro forma basic and diluted net loss per share were calculated as follows:

	Three months ended March 31,
	2005	2004
Historical:
Numerator:
Net loss	$(981)	$(266)
Accretion of deferred issuance costs on preferred stock	—	(88)
Net loss applicable to common stockholders – basic and diluted	$(981)	$(354)
Denominator:
Weighted average common shares outstanding – basic and diluted	18,105	33

Basic and diluted net loss per common share	$(0.05)	$(10.88)

Pro forma:
Numerator:
Net loss– basic and diluted	$(981)	$(266)
Denominator:
Weighted average common shares outstanding – basic and diluted	18,105	33
Pro forma adjustments to reflect weighted average effect of assumed conversion of preferred stock	—	12,444
Pro forma weighted average common shares outstanding – basic and diluted	18,105	12,477

Basic and diluted pro forma net loss per common share	$(0.05)	$(0.02)

6. Segments

We have determined our reporting segments based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the operating income contributed by each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

	Three months ended March 31,
	2005	2004

Gross profit by segment:
DIS	$3,663	$3,082
Product	1,494	1,766
Consolidated gross profit	$5,157	$4,848

Income (loss) from operations by segment:
DIS	$166	$511
Product	(1,391)	(432)
Consolidated income (loss) from operations	$(1,225)	$79

Depreciation, amortization and impairment of intangible assets by segment:
DIS	$609	$501
Product	273	235
Consolidated depreciation and amortization	$882	$736

Identifiable assets by segment:
DIS	$17,900	$17,330
Product	66,458	20,682
Consolidated assets	$84,358	$38,012

Foreign sales have not been more than 2% of consolidated revenues for any period presented.

7.  Commitments and Contingencies

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

Legal Matters

In January 2005, a complaint was served on a DIS customer physician, his medical practice and two DIS technicians, individually and in their capacity as agents of the medical practice.  The complaint was filed in the Circuit Court of the Fifth Judicial Circuit, County of Vermilion, Danville, Illinois and alleges negligence claims in connection with the death of a patient purportedly arising from the administration of a stress imaging test.  We have tendered the matter to the physician practice for indemnification and defense pursuant to our contract with the practice.  While the technicians deny the allegations and we will vigorously defend them in the matter, we cannot assure you that this matter will be resolved in their favor.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements May Prove Inaccurate

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2004 included our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2005.  Operating results are not necessarily indicative of results that may occur in future periods.

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

Revenues

Our revenues are generated within two primary operating segments: our DIS business and product sales. DIS collectively refers to our wholly-owned subsidiaries, Digirad Imaging Solutions, Inc. and Digirad Imaging Systems, Inc. Through DIS, we offer FlexImaging, our mobile and comprehensive leasing service for physicians who wish to perform nuclear cardiology and nuclear medicine procedures in their offices, but do not have the patient volume, capital or personnel to justify purchasing an imaging system. DIS leasing services are currently provided in 19 states and the District of Columbia. Physicians enter into annual contracts for imaging services delivered on a per-day basis. Our typical annual lease contracts provide service coverage ranging from once per month to twice per week, adjusted for holidays and vacations.  We believe DIS allows us to avoid the often lengthy and sometimes unpredictable sales cycle associated with capital equipment sales in a hospital or physician practice setting.   We experience some seasonality in our DIS business as a result of holidays, inclement weather and summer slowdowns, principally relating to vacations. Historically, these variables have had the most effect on our third quarter operating results.

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

Our Market

Our market may be affected by continuing pressures by third party payors to reduce health care expenditures.  For example, we are aware of a third party payor in a geographic location currently served by us that guidelines issued in 2004 prohibiting our physician customers from obtaining reimbursement for procedures they perform unless they own or lease our cameras on a full time basis.  This payor is also requiring physicians to obtain accreditation or certification by either the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories or the American College of Radiology, and to meet certain other privileging standards, in order to obtain reimbursement for nuclear imaging procedures.  The adoption of similar restrictions in other jurisdictions or by other payors, including Medicare, could force us to change our business model.

Trends and Drivers

Given our strategy to continue to expand the number of areas in which we offer DIS services and the recurring contractual revenue stream from our existing DIS business, we expect DIS revenue to continue to represent the majority of our consolidated revenues and to generate a majority of our consolidated earnings. We expect the majority of DIS growth in 2005 to come from our standard DIS FlexImaging service. We attribute the overall growth of our business to geographical expansion, increased awareness and acceptance of our services and products, and the shift in the delivery of nuclear cardiology imaging procedures from hospitals to physician offices.  We believe that the increase in demand for our services and products is driven by the desire of cardiologists to control their patients’ diagnosis and treatment and to retain revenue for services that would otherwise be performed by a hospital or imaging center. The mobile feature of our technology also provides us with a significant advantage in the delivery of nuclear cardiology imaging services.

In the first quarter of 2005, we focused on DIS expansion, margin improvement, customer care and clinical leadership in our field, and we will continue to do so during the remainder of the year.  Expansion of DIS in the first quarter of 2005, however, was slower than expected, due primarily to less productivity from newly hired sales personnel.   Because we did not expand DIS as rapidly as expected, we did not deploy additional cameras into DIS.  This factor, together with less robust product sales, reduced our overall manufacturing volumes and product margins.  Nonetheless, DIS experienced growth, primarily due to the addition of new physician customers in existing territories and the fact that the number of DIS customers who purchased cameras or failed to renew their DIS contracts for other reasons was below the unusually high level we saw in the third quarter of 2004.  We also redeployed several underutilized imaging systems within existing hubs to improve DIS asset utilization rates. Our Cardius-3 triple-head camera, which features high count imaging statistics and higher patient throughput, continues to be well received, and we sold three of these cameras during the first quarter.

Looking forward, we expect to continue to invest in research and development initiatives to reduce product costs, enhance reliability and improve system sensitivity.  Testing of a mobile version of the Cardius-3 is also under way, and we believe that this camera, subject to its successful beta-testing and measured roll-out into DIS in the second half of 2005, may result in improved revenue and higher margins in DIS.

Management Transition

As described in Item 4 of this quarterly report, the Audit Committee of our Board of Directors completed an investigation in April 2005 which resulted in the resignation of our President and Chief Executive Officer and the termination of our Senior Vice President of Operations.  We have since hired Gerhard F. Burbach, a member of our Board of Directors since October 2004, as our President and Chief Executive Officer.  In addition, we have hired Peter Sullivan, a consultant to us since January 2005, as our Senior Vice President of Operations.

Results of Operations

The following table sets forth our results from operations, expressed as percentages of revenues for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,
	2005	2004
Revenues:
DIS	68.6%	65.6%
Product	31.4	34.4
Total revenues	100.0	100.0
Cost of revenues:
DIS	48.0	45.8
Product	23.0	22.9
Stock-based compensation	0.3	0.7
Total cost of revenues	71.3	69.4
Gross profit	28.7	30.6
Operating expenses:
Research and development	5.0	4.1
Sales and marketing	11.2	11.2
General and administrative	18.5	13.5
Amortization and impairment of intangible assets	0.1	0.1
Stock-based compensation	0.7	1.2
Total operating expenses	35.5	30.1
Income (loss) from operations	(6.8)	0.5
Other income (expense)	1.3	(2.1)
Accretion of deferred issuance costs on preferred stock	—	(0.6)
Net loss applicable to common stockholders	(5.5)%	(2.2)%

Comparison of Three Months Ended March 31, 2005 and 2004

Revenues

Consolidated.    Consolidated revenues increased to $18.0 million for the three months ended March 31, 2005 from $15.9 million for the three months ended March 31, 2004, which represented an increase of $2.1 million, or 13.2%, primarily as a result of increased demand for our DIS imaging services and a $0.1 million increase in revenue from our product segment.  We believe that the increase in demand for DIS services was principally a result of increased customer awareness and acceptance as a result of our sales and marketing efforts. DIS and product revenue accounted for 68.6% and 31.4%, respectively, of total revenues for the three months ended March 31, 2005, compared to 65.6% and 34.4%, respectively, for the three months ended March 31, 2004.  We expect DIS revenue to continue to represent a larger percentage of our consolidated revenue.

DIS.    Our DIS revenue increased to $12.3 million for the three months ended March 31, 2005 from $10.4 million for the three months ended March 31, 2004, which represented an increase of $1.9 million, or 18.4%. The increase in DIS revenue resulted from an increase in the number of DIS service days to 3,381 for the three months ended March 31, 2005 from 2,734 for the three months ended March 31, 2004, which was primarily attributable to an increase in the number of physicians entering into our DIS services contracts. Our DIS business operated 71 imaging systems as of March 31, 2005 as compared to 59 as of March 31, 2004.  We continue to anticipate that our DIS revenue will increase as we expand into new markets and continue to penetrate existing markets. Such growth will fluctuate, however, based on seasonality stemming from physician vacations, holidays and inclement weather.  DIS growth also depends on the rate at which recently hired DIS sales personnel are able to effectively introduce and sell DIS lease services to physicians in new territories, and the rate at which existing physician customers add lease days to their annual contracts and renew existing contracts.

Product.    Our product revenue increased to $5.6 million for the three months ended March 31, 2005 from $5.5 million for the three months ended March 31, 2004, which represented an increase of $0.1 million, or 3.4%. The increase in product revenues is attributable to an increase in our maintenance contract revenues, which more than offset a decline in the sales of gamma cameras.   We sold 19 cameras, not including upgrades, in the first quarter of 2005 compared to 21 cameras without upgrades in the first quarter of 2004.  We continue to experience pricing pressures on our dual head gamma cameras and, while we expect this pricing pressure to persist, we anticipate that demand for our Cardius family of products will increase, potentially reducing the effects of these pricing pressures.

Gross Profit

Consolidated.    Consolidated gross profit increased to $5.2 million for the three months ended March 31, 2005 from $4.8 million for the three months ended March 31, 2004, which represents an increase of $0.4 million, or 6.4%.  The increase in consolidated gross profit is attributable to the increase in revenues discussed above.  Consolidated gross profit as a percentage of revenue decreased to 28.7% for the three months ended March 31, 2005 from 30.6% for the three months ended March 31, 2004, primarily as a result of a decline in our manufacturing volumes attributable to the reduction in the number of cameras sold and the fact that we did not deploy additional cameras into DIS because of slower-than-anticipated expansion into new territories. The sale of a greater number of our dual-headed cameras at lower prices, partially offset by the sale of higher-margin Cardius-3, triple headed cameras, also negatively affected product margins.

DIS.    Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation and other costs associated with the provision of services. Cost of DIS revenue increased to $8.7 million for the three months ended March 31, 2005 from $7.3 million for the three months ended March 31, 2004, which represents an increase of $1.4 million, or 18.2%, primarily as a result of an increase in DIS lease days.  Our clinical and regulatory headcount relating to our DIS business increased to 169 employees at March 31, 2005 from 150 employees at March 31, 2004. DIS gross profit increased to $3.7 million for the three months ended March 31, 2005 from $3.1 million for the three months ended March 31, 2004, which represents an increase of $0.6 million, or 18.9%, as a result of increased DIS revenues generated in providing our imaging services. DIS gross profit as a percentage of revenue was 29.7% for the three months ended March 31, 2005 compared to 29.6% for the three months ended March 31, 2004.

Product.    Cost of goods sold primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Warranty costs are charged to cost of goods sold in the period our cameras are sold and are based on our historical experience with failure rates and repair costs.  Cost of goods sold increased to $4.2 million for the three months ended March 31, 2005 from $3.7 million for the three months ended March 31, 2004, which represents an increase of $0.5 million, or 12.5%. Product gross profit decreased to $1.5 million for the three months ended March 31, 2005 from $1.8 million for the three months ended March 31, 2004, which represents a decrease of $0.3 million, or 15.4%, primarily as a result of the sale of fewer gamma cameras and a decline in the average sales price of our dual-head cameras due to the pricing pressures noted above.  Product gross profit as a percentage of revenue decreased to 26.5% for the three months ended March 31, 2005 from 32.4% for the three months ended March 31, 2004.

Operating Expenses

Research and Development.    Research and development expenses consist primarily of costs associated with the design, development, testing, and enhancement of our products. The primary costs are salaries and fringe benefits, consulting fees, facilities and overhead costs and nonrecurring engineering costs. Research and development expenses increased to $0.9 million for the three months ended March 31, 2005 from $0.6 million for the three months ended March 31, 2004, which represents an increase of $0.3 million, or 40.6%. This increase was primarily attributable to increased employee headcount to develop new products.  For the three months ended March 31, 2005, research and development expenses were 5.0% of total revenue, compared to 4.1% for the three months ended March 31, 2004.  Our research and development efforts occur principally within our products segment.  In the future, we expect to continue to invest between approximately 12% and 15% of our product revenue on research and development as we seek to innovate and continue to improve our existing technology.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and tradeshow costs. Sales and marketing expenses increased to $2.0 million for the three months ended March 31, 2005, from $1.8 million for the three months ended March 31, 2004, which represents an increase of $0.2 million, or 13.4%. This increase was primarily attributable to an increase in the number of sales and marketing personnel and expansion of our marketing efforts. For the three months ended March 31, 2005 and 2004, sales and marketing expenses were unchanged at 11.2% of total revenue. We expect to increase our sales and marketing effort, as we expand the locations in which we expect to perform DIS services and focus on increasing market awareness of our products and offerings (including the recently released Cardius-3).

General and Administrative.    General and administrative expenses consist primarily of salaries and other related costs for finance and accounting, human resources and other personnel, as well as legal and other professional fees and insurance. General and administrative expenses increased to $3.3 million for the three months ended March 31, 2005 from $2.1 million for the three months ended March 31, 2004, which represents an increase of $1.1 million, or 50.5%. Increases in headcount, recruiting costs, insurance, professional fees and other costs primarily related to operating as a public company all contributed to increased general and administrative expenses. For the three months ended March 31, 2005, general and administrative expenses amounted to 18.5% of total revenue compared to 13.5% for the three months ended March 31, 2004.  We are incurring additional general and administrative costs as a result of our initial public offering to meet various public reporting and compliance requirements.  In addition, in the normal course of business, we have been and will likely continue to be subject to routine litigation incidental to our business, such as claims related to customer disputes, employment practices, product liability, warranty or patent infringement. As we continue to grow, we anticipate that the volume of these claims is likely to increase.  The substantial costs of litigation or an adverse outcome could materially increase our anticipated operating expenses.

Stock-Based Compensation Charges.    Deferred compensation for stock options granted to employees has been determined as the difference between the exercise price and the fair value of our common stock on the date of grant. Options or awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123 and periodically remeasured in accordance with EITF 96-18 and recognized over the respective service or vesting period. These amounts are initially recorded as a component of stockholders’ equity and are amortized, on an accelerated basis, as a non-cash charge to cost of revenues and operations over the vesting period of the options. In connection with the grant of stock options to employees, we recorded amortization of stock-based compensation of $0.2 million and $0.3 million for the three months ended March 31, 2005 and 2004, respectively.

Other Income (Expense)

Interest income increased to $0.3 million for the three months ended March 31, 2005 from $8,000 for the three months ended March 31, 2004.  This increase is primarily due to higher average cash and investment balances as a result of the proceeds from our initial public offering.

Interest expense decreased to $0.1 million for the three months ended March 31, 2005 from $0.3 million for the three months ended March 31, 2004, which represents a decrease of $0.2 million, or 72.1%. The reduction is a result of the repayment of two credit lines and a reduction of amounts outstanding on capital leases.

Net Loss

Net loss increased to $1.0 million for the three months ended March 31, 2005 from $0.3 million for the three months ended March 31, 2004, as a result of the factors described above.

Liquidity and Capital Resources

We require capital principally for working capital, debt service and capital expenditures.  Working capital is required principally to finance accounts receivable and inventory.  Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of deliveries and the payment cycles of our customers.  Our capital expenditures consist primarily of DIS cameras and vans, computer hardware and software.  We have historically funded our operations principally through private placements of equity securities.  In June 2004, we completed our initial public offering and received net proceeds of $58.8 million. As of March 31, 2005, we had cash, cash equivalents and investments totaling $50.6 million.  We currently invest our cash reserves in money market funds, high-grade auction rate securities and U.S. government or corporate debt securities.  Based upon our current level of expenditures, we believe the proceeds from our initial public offering, together with cash flows from operating activities will be adequate to meet our anticipated cash requirements for working capital, debt service and capital expenditures for the next 12 months.

Net cash used by operations was approximately $1.1 million for the three months ended March 31, 2005.  The net use of cash during the period was the result of the net loss for the period (net of non-cash expenses such as depreciation and amortization of stock-based compensation) and the increase in working capital requirements.  The Company experienced an outflow of working capital associated with increases in the levels of accounts receivable and inventory, which was partially offset by a net increase in current liabilities.  The increase in accounts receivable reflects an increase in sales volume in our DIS business and an increase in our days-sales-outstanding. The increase in inventory was a result of our decision to carry more inventories in anticipation of growth and the deployment of fewer cameras into DIS because of slower-than-anticipated expansion into new territories during the first quarter of 2005. The increase in current liabilities is primarily associated with the accrual of costs associated with increased operational volumes. The increase in deferred revenue is primarily associated with the expansion of our maintenance contract business.

Net cash used by investing activities amounted to approximately $0.1 million for the three months ended March 31, 2005, and reflects $1.5 million of capital expenditures, primarily associated with our DIS operations, offset by $1.4 million of net maturities of our securities available-for-sale.

Net cash used by financing activities amounted to approximately $ 2.2 million for the three months ended March 31, 2005, and primarily reflects the repayment of capital lease obligations.

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

Reserves for Doubtful Accounts, Billing Adjustments and Contractual Allowances

Historically, the need to estimate reserves for accounts receivable has been primarily limited to our DIS business. We provide reserves for billing adjustments, contractual allowances and doubtful accounts. DIS billing adjustments are adjustments for billing errors that are normally recorded within the first 90 days subsequent to the performance of service, with the majority occurring within the first 30 days. Reserves are provided as a percentage of DIS revenue based on historical experience rate. We primarily bill the physicians under contract directly, and in a minority of cases, we are reimbursed under government programs, Medicare or by private insurance companies for services we delivered through August 2004. We use a combination of factors in evaluating the collectibility of accounts receivable. Each account is reviewed on at least a quarterly basis and a percentage varying from zero to 100% for each account is established. We do not establish reserves for accounts with a history of payment without disputes. We generally reserve between 20% and 50% of the outstanding balance for accounts that are more than 180 days late and under dispute. We reserve 100% of the outstanding balance for accounts that we believe constitute a high risk of default based on factors such as level of dispute, payment history and our knowledge of a customer’s inability to meet its obligations. We also consider bad debt write-off history. Our estimates of collectibility could be reduced by material amounts by changed circumstances, such as a higher number of defaults or material adverse changes in a payor’s ability to meet its obligations.

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

Inventory

We state inventories at the lower of cost (first-in, first-out) or market (net realizable value). Costs include material, labor and manufacturing overhead costs. Inventory expected to be converted into equipment to be used as imaging cameras in DIS is classified as property and equipment. We review our inventory monthly for excess or obsolete inventory levels. Except where firm orders are on-hand, we consider inventory quantities of sale products in excess of the last 12 months’ demand as excess and reserve for them at levels between 50% and 100% of cost, depending on our knowledge and forecast for the product. We establish obsolescence reserves from 0% for active, high-demand products, to 100% for obsolete products. We review the reserve periodically and, if necessary, make adjustments. We rely on historical information to support our reserve and utilize management’s business judgment. Once the inventory is written down, we do not adjust the reserve balance until the inventory is sold.

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

Corporate Information

As of March 31, 2005, we hold trademark registrations in the United States for the following marks:  2020tc Imager®, CardiusSST®, Digirad®, Digirad Logo®, Digirad Imaging Solutions®, FlexImaging® and SPECTour®. We have trademark applications pending in the United States for the following marks: Cardius™, DigiServTM, DigiTechTM, SolidiumTM, SeeQuantaTM, AcqSmartTM, and SPECTpak PlusTM. We have obtained and sought trademark protection for some of these listed marks in the European Community and Japan.

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

The competitive nature of the nuclear imaging industry has had an impact on the price of our gamma cameras. While we anticipate demand for our gamma cameras to continue to increase, we believe these pricing pressures, including on our dual-headed cameras, will continue to impact our gamma camera product revenue and gross profit.

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

In providing comprehensive mobile nuclear imaging solutions, we generally compete against small businesses employing traditional vacuum tube cameras that must be transported in large vehicles and cannot be moved in and out of physician offices.  We are also adversely affected by a small but growing number of physicians or companies who use Digirad cameras in relatively small mobile imaging businesses which have the advantage of a lower cost structure.

Changes in domestic and international legislation, regulation, or coverage and reimbursement policies of third-party payors may adversely impact our ability to market and sell our products and services.

Physicians and hospitals purchasing and using our products rely on adequate third-party payor coverage and reimbursement to maintain their operations. Changes in domestic and international legislation, regulation or coverage and reimbursement policies of third-party payors may adversely affect the demand for our existing and future products and services and may limit our ability to market and sell our products and services on a profitable basis. For example, on December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Medicare Modernization Act, which contains a wide variety of changes that impact Medicare reimbursement to physicians and hospitals. We cannot predict what additional changes will be made to such legislation, regulation, or coverage and reimbursement policies, but we believe that future coverage and reimbursement may be subject to increased restrictions both in the United States and in international markets. Additionally, we cannot be certain that under prospective payment systems, or established fee schedule payment formulas, under which healthcare providers may be reimbursed a fixed amount based on the patient’s condition or the type of procedure performed, the costs of our products and services will be justified and incorporated into the overall payment for the procedure. However, on March 1, 2005, the Medicare Payment Advisory Commission (“MedPac”) issued its semi-annual report to Congress, setting out, among other things, certain recommendations relative to diagnostic imaging.  It is impossible to predict whether the recommendations will be enacted; however, such recommendations if enacted could have an adverse effect on utilization of our services and products.  Third-party payors continue to act to contain or reduce healthcare costs through various means, including the movement to managed care systems where healthcare providers contract to provide comprehensive healthcare for a fixed fee per patient. We are aware of a third party payor in a geographic location currently served by us that issued guidelines that prohibit our physician customers from obtaining reimbursement for procedures they perform unless they own or lease our cameras on a full time basis.  This payor is also requiring physicians to be accredited by either the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories or by the American College of Radiology, and to meet certain other privileging standards, in order to obtain reimbursement for nuclear imaging procedures.  We cannot assure you that these guidelines will be changed, or that they will not be adopted or by other third party payors, including Medicaid and private insurers.  These continued efforts may result in third-party payors refusing to reimburse patients or healthcare providers for our imaging services or allowing only specific providers to provide imaging services. As a result, sales of our gamma cameras would suffer and we may receive pressure from our customers to terminate or otherwise modify the lease arrangements for our DIS services. Under such circumstances, our business, financial condition and results of operations could be materially adversely affected.

Our imaging systems and DIS services may become obsolete, and we may not be able to timely develop new products, product enhancements or services that will be accepted by the market.

Our nuclear imaging system and DIS services may become obsolete or unmarketable if other products or services utilizing new technologies or the development of hybrid imaging modalities, such as those combining PET and CT or SPECT and CT, or any other imaging modality, are introduced by our competitors or new industry standards emerge. Furthermore, although our nuclear imaging systems and DIS services are principally targeted towards the cardiology market, internal medicine practices have become an increasingly significant portion of the nuclear imaging market.  We cannot assure you that we will be able to successfully develop or market new products and services, or enhancements to our existing products, or that our future products and enhancements will be accepted by our current or potential customers or the third-party payors who financially support many of the procedures performed with our products. Any of these circumstances may cause us to lose customers, disrupt our business operations and harm our product sales and services. To be successful, we will need to enhance our products or services and to design, develop and market new products that successfully respond to competitive developments, all of which efforts may be expensive and time consuming.

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

We plan to grow our DIS business by expanding into several new states, adding new hub locations in states in which we currently operate and increasing hub utilization by adding physician customers and routes. As we undertake this expansion, we have hired and will need to continue to hire, train and retain qualified personnel. We cannot assure you that the new sales personnel we hire will be able to sell our leasing services at the rates we anticipate, or that physicians or hospitals in these new markets will accept our imaging products or services. Our expansion into additional domestic markets is subject to inherent risk, including the burden of complying with applicable state regulations, including but not limited to regulations concerning the use, storage, handling and disposal of radioactive materials, the difficulties in obtaining the necessary radioactive licensures and difficulties in staffing and managing operations.  We may find the laws of states in which we do not currently operate require us to change the structure of our DIS business to operate in such states.

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

Our success is dependent on the efforts of our key executives and technical, sales and managerial personnel and our ability to retain them.  The loss of any one or more of these individuals could place a significant strain on our remaining management team and we may have difficulty replacing any of these individuals.  We do not have any employment agreements with, or key person insurance on, any of our employees.

As described in Item 4 of this quarterly report, the Audit Committee of our Board of Directors recently completed an investigation in April 2005 which resulted in the resignation of our President and Chief Executive Officer and the termination of our Senior Vice President of Operations.  We have since hired Gerhard F. Burbach as our President and Chief Executive Officer and Peter Sullivan as our Senior Vice President of Operations.  Because of these changes, our senior management team has not worked together as a group for a significant length of time.  If our new management team is unable to work together effectively to implement our strategies, manage our operations and accomplish our objectives, our business, operations and financial results could be severely impaired.

Furthermore, our future growth will depend in part upon our ability to identify, hire and retain additional key personnel, including nuclear imaging technologists, certified cardiographic technicians, nurses, radiation safety officers, engineers, management, sales personnel and other highly skilled personnel.  Hiring qualified management and technical personnel will be difficult due to the limited number of qualified candidates.  Competition for these types of employees, particularly nuclear imaging technologists and engineers, is intense in the medical imaging field and we have recently experienced an increased amount of turnover in our personnel.  Given the competition for such qualified personnel, we cannot assure you that we will be able to continue to attract, hire and retain the personnel necessary to maintain and develop our business.  Failure to attract, hire and retain key personnel could have an adverse effect on our business, financial condition and results of operations.

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

•                  the federal false claims statutes, which impose civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;

•                  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, among other things, prohibits executing a scheme to defraud any healthcare benefit program, including private payors and, further, requires us to comply with standards regarding the privacy and security of individually identifiable health information and conduct certain electronic transactions using standardized code sets. In addition, regulations have been issued under HIPAA that require us to comply with additional security regulations and that will require us to adopt unique health identifiers for use in filing and processing healthcare claims and other transactions by May 2007;

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

•                  state food and drug laws, pharmacy acts, state pharmacy board regulations, and other state health care laws and regulations which govern the sale, distribution, use, administration, storage, handling, documentation and prescribing of prescription drugs;

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

If we fail to comply with various licensure or certification standards, we may be subject to loss of licensure or certification, which would adversely affect our operations.

All of the states in which we operate require that the imaging technicians that operate our cameras be licensed or certified and such licensing and certification requirements are subject to change. Obtaining such licenses may take significant time as we expand into additional states or if the applicable requirements change. Any lapse in the licensure or certification of our technicians could increase our costs and adversely affect our operations and financial results. Further, we are currently enrolled by Medicare contractors, or “carriers”, as an independent diagnostic testing facility in nine states where we were operating under our “mixed bill” model. We discontinued this model in August 2004; however, continued enrollment is essential for us to collect remaining amounts we billed directly to Medicare for the healthcare services that we provided under the “mixed bill” model. In addition, our lease services business involves administering and furnishing radiopharmaceuticals and pharmacological stress agents, which are regulated as drugs by state and federal agencies, including the FDA and state pharmacy boards.  Some of our activities may be deemed by relevant agencies to require permits or licensure that we currently do not possess. If any of these agencies deemed our activities to require such permits or licensure, we would be required to either obtain such permits or licensure, or modify the types of business models we can utilize in the affected jurisdiction(s), and could be subject to civil, criminal and/or administrative penalties. In either case, we would incur substantial expense and could encounter substantial operational burdens.

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

We have incurred significant cumulative net losses since our inception in November 1985 and expect to incur increased operating expenses in the near term as we, among other things:

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results.  As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports.  If we cannot provide reliable financial reports, our business and operating results could be harmed.

We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.  As described in Item 4 of this Quarterly Report, our independent auditors notified us in April 2005, in connection with an investigation being conducted by the Audit Committee of our Board of Directors, of the existence of a material weakness in our internal controls, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, which we have confirmed.  A material weakness in internal controls over financial reporting is considered to be a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As a result of these findings, we have implemented, and continue to implement, actions to address these deficiencies and to enhance the reliability and effectiveness of our internal controls and operations.  We believe that these remedial actions will fully address the identified material weakness in our internal controls.  However, we cannot assure you that the measures we have taken to date or any future measures will remediate the material weakness discussed in Item 4, or that we will implement and maintain adequate controls over our financial processes and reporting in the future.  As of March 31, 2005, our independent auditors had not evaluated the measures we have taken or plan to take to address the material weakness described above.  In addition, we cannot assure you that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

Any failure to remediate the material weakness discussed above or implement required new or improved controls, difficulties encountered in their implementation or future weaknesses could harm our operating results, cause us to fail to meet our reporting obligations, result in material misstatements in our financial statements and cause us to incur additional costs and adverse publicity.  Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

A small number of our current stockholders hold a substantial number of shares of our common stock that they may sell in the public market.  Sales by our current stockholders of a substantial number of shares, or the expectation that such sale may occur, could significantly reduce the market price of our common stock. Moreover, the holders of a substantial number of our shares of common stock, including shares issued upon the exercise of certain of our warrants, have rights, subject to some conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.  We have also registered all common stock that we may issue under our employee benefit plans.  Accordingly, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws and the lock-up agreements described above.  If any of these stockholders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock.  These sales also could impede our ability to raise future capital.

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

Our officers, directors and holders of 5% or more of our outstanding common stock beneficially own a significant amount of our outstanding common stock. As a result, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. As a result of their actions or inactions our stock price may decline.

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

Disclosure Controls and Procedures

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

During April 2005, we identified an event described below which occurred in March 2004, which we concluded was a material weakness.  Accordingly, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2005 and for all prior reporting periods.

Audit Committee Investigation and Material Weakness

On April 5, 2005, the Audit Committee of our Board of Directors engaged independent, outside counsel to conduct an investigation into whether we properly recognized revenue with respect to the sale and delivery of a single digital gamma camera in the first quarter of 2004 and related matters.  Based upon the results of the investigation, we, with the concurrence of our independent auditors, confirmed the propriety of the revenue recognition with respect to the camera sale transaction.  As a result, we and our independent auditors concluded that no adjustment to our recorded revenue was necessary and that no restatement of our prior issued financial statements was required.

Based upon the results of the investigation, however, the independent auditors notified us of the existence of a material weakness in our internal controls, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, which we have confirmed.  A material weakness in internal controls over financial reporting is considered to be a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Because the Audit Committee and our Board of Directors determined that certain of our employees attempted to circumvent our internal controls over financial reporting or failed to reveal facts related to the delivery of the camera at issue, our independent auditors determined that such facts gave rise to a material weakness in our internal controls.  We found no evidence of any other material departure from our internal control policies.

To address the results of the investigation and the determination of the existence of a material weakness in our internal controls, we have implemented a series of remedial actions, including requesting and receiving the resignation of our then President and Chief Executive Officer, and terminating the employment of our then Senior Vice President of Operations.  In addition, we requested and received the resignation of one sales employee, terminated the employment of another sales employee, assigned more senior accounting personnel to oversee revenue recognition for product revenues and adopted new and more stringent controls over delivery procedures and documentation.  We believe that these remedial actions have fully addressed the identified material weakness in our internal controls.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter, other than as discussed above in connection with the identification of the material weakness, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In January 2005, a complaint was served on a DIS customer physician, his medical practice and two DIS technicians, individually, and in their capacity as agents of the medical practice.  The complaint was filed in the Circuit Court of the Fifth Judicial Circuit, County of Vermilion, Danville, Illinois and alleges negligence claims in connection with the death of a patient purportedly arising from the administration of a stress imaging test.  We have tendered the matter to the physician practice for indemnification and defense pursuant to our contract with the practice.  While the technicians deny the allegations and we will vigorously defend them in the matter, we cannot assure you that this matter will be resolved in their favor.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

As of March 31, 2005, we had used approximately $13.8 million of the net proceeds from our initial public offering to repay our lines of credit, capital leases and notes payable, none of which was paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. In addition, we had used $5.4 million to fund operations and capital equipment purchases. We expect to use a majority of the remainder of the net proceeds from our initial public offering to manufacture and market our gamma cameras, build our sales and marketing capabilities and expand our business.  To a lesser extent, we anticipate using the remaining net proceeds of the offering:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation
3.2(1)	Restated Bylaws
4.1(2)	Form of Specimen Stock Certificate
4.2 (3)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended.
10.1(4)	Summary of Director’s Compensation
10.2(5)	Summary of Officer Compensation Arrangements
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                  Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2004.

(2)                                  Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter.

(3)                                  Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2004.

(4)                                  Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2005.

(5)                                  Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2005.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIRAD CORPORATION

Date: May 9, 2005	By: /s/ Gerhard F. Burbach

Gerhard F. Burbach President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2005	By: /s/ Todd P. Clyde

Todd P. Clyde Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation
3.2(1)	Restated Bylaws
4.1(2)	Form of Specimen Stock Certificate
4.2 (3)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended.
10.1 (4)	Summary of Director’s Compensation
10.2(5)	Summary of Officer Compensation Arrangements
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                  Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2004.

(2)                                  Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter.

(3)                                  Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2004.

(4)                                  Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2005.

(5)                                  Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2005.