Form 10-Q
period 2005-06-30
DIGIRAD CORP
filed 2005-07-28
CIK 707388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of July 15, 2005, the registrant had 18,688,239 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004
Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004
Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004
Notes to Unaudited Consolidated Financial Statements
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
Item 6. Exhibits
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Digirad Corporation

Consolidated Balance Sheets

(In thousands, except par value amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,019	$11,348
Securities available-for-sale	37,873	44,215
Accounts receivable, net	8,978	10,017
Inventories, net	8,872	6,980
Other current assets	1,799	1,620
Total current assets	68,541	74,180
Property and equipment, net	11,454	11,182
Intangibles, net	512	542
Restricted cash	120	120
Total assets	$80,627	$86,024

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,682	$4,313
Accrued compensation	2,534	2,410
Accrued warranty	930	1,219
Other accrued liabilities	3,361	2,651
Deferred revenue	2,879	2,344
Current portion of debt	959	2,228
Total current liabilities	14,345	15,165
Deferred rent	359	371
Long-term debt, net of current portion	643	1,754
Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value: 10,000 shares authorized at June 30, 2005 and December 31, 2004; no shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $0.0001 par value: 150,000 shares authorized at June 30, 2005 and December 31, 2004; 18,657 and 18,075 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	2	2
Additional paid-in capital	150,059	149,845
Accumulated other comprehensive loss	(149)	(97)
Deferred compensation	(514)	(920)
Accumulated deficit	(84,118)	(80,096)
Total stockholders’ equity	65,280	68,734
Total liabilities and stockholders’ equity	$80,627	$86,024

See accompanying notes.

Digirad Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
DIS	$13,240	$11,295	$25,562	$21,702
Product	2,222	5,995	7,870	11,456
Total revenues	15,462	17,290	33,432	33,158
Cost of revenues:
DIS	9,221	7,509	17,846	14,774
Product	2,792	3,984	6,921	7,623
Stock-based compensation	38	131	97	246
Total cost of revenues	12,051	11,624	24,864	22,643
Gross profit	3,411	5,666	8,568	10,515
Operating expenses:
Research and development	913	685	1,813	1,325
Sales and marketing	1,685	1,859	3,702	3,640
General and administrative	4,045	2,498	7,375	4,643
Amortization of intangible assets	18	16	34	32
Stock-based compensation	92	250	211	438
Total operating expenses	6,753	5,308	13,135	10,078
Income (loss) from operations	(3,342)	358	(4,567)	437
Other income (expense):
Interest income	399	34	740	42
Interest expense	(45)	(289)	(136)	(612)
Other	(53)	—	(59)	(30)
Total other income (expense)	301	(255)	545	(600)
Net income (loss)	(3,041)	103	(4,022)	(163)
Accretion of deferred issuance costs on preferred stock	—	(73)	—	(161)
Net income (loss) applicable to common stockholders	$(3,041)	$30	$(4,022)	$(324)

Net income (loss) per common share - basic and diluted (1)	$(0.17)	$0.01	$(0.22)	$(0.16)
Shares used in computing net loss per common share:
Weighted average shares outstanding – basic	18,367	4,003	18,237	2,018
Weighted average shares outstanding – diluted	18,367	15,132	18,237	2,018

The composition of stock-based compensation is as follows:
Cost of product revenue	$11	$65	$36	$120
Cost of DIS revenue	27	66	61	126
Research and development	18	46	40	73
Sales and marketing	11	44	32	89
General and administrative	63	160	139	276
	$130	$381	$308	$684

(1)          As a result of the conversion of our preferred stock into 12.4 million shares of our common stock upon the completion of our initial public offering in June 2004 of 5,500,000 shares of our common stock, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented above. Please refer to Note 5 for the pro forma basic and diluted net loss per share calculations for the periods presented.

See accompanying notes.

Digirad Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2005	2004
Operating activities
Net loss	$(4,022)	$(163)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,797	1,468
Loss on disposal of assets	61	30
Amortization of premium on securities available-for-sale	262	—
Amortization of intangibles	34	32
Stock-based compensation	309	684
Changes in operating assets and liabilities:
Accounts receivable	1,038	1,605
Inventories	(1,823)	(696)
Other assets	(179)	(98)
Accounts payable	(632)	1,489
Accrued compensation	125	227
Accrued warranty, deferred rent and other accrued liabilities	408	2,033
Deferred revenue	535	522
Net cash provided (used) by operating activities	(2,087)	7,133
Investing activities
Purchases of securities available-for-sale	(14,747)	—
Maturities of securities available-for-sale	20,775	—
Purchases of property and equipment	(2,195)	(2,552)
Patents and other assets	(7)	(35)
Net cash provided (used) by investing activities	3,826	(2,587)
Financing activities
Issuances of common stock	312	58,840
Net repayments under lines of credit	—	(9,357)
Proceeds from capital lease financing	—	235
Repayment of obligations under capital leases	(2,380)	(1,041)
Repayment of notes payable to stockholders	—	(510)
Net cash provided (used) by financing activities	(2,068)	48,167
Net increase (decrease) in cash and cash equivalents	(329)	52,713
Cash and cash equivalents at beginning of period	11,348	7,681
Cash and cash equivalents at end of period	$11,019	$60,394

Supplemental information:
Cash paid during the period for interest	$108	$618

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Intercompany accounts have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire year. For further information see our financial statements and related disclosures thereto for the year ended December 31, 2004 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2005	2004
Raw materials	$2,799	$2,308
Work-in-progress	4,845	4,046
Finished goods	2,059	1,041
	9,703	7,395
Less reserves for excess and obsolete inventories	(831)	(415)
	$8,872	$6,980

3. Warranty

We provide a warranty on certain of our products and accrue the estimated cost at the time revenue is recorded. Warranty expense is charged to product cost of revenues. The majority of all warranty periods are 12 months before customer-sponsored maintenance begins. Warranty reserves are established based on historical experience with failure rates and repair costs and the number of gamma cameras covered by warranty.  Warranty reserves are depleted as gamma cameras are repaired. The costs consist principally of materials, labor, overhead and transportation. We review warranty reserves periodically and, when appropriate, make adjustments.

The activities in our warranty reserve are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$1,211	$1,177	$1,219	$1,051
Charges to cost of revenues	162	474	543	998
Applied to liability	(443)	(382)	(832)	(780)
Balance at end of period	$930	$1,269	$930	$1,269

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss) applicable to common stockholders, as reported	$(3,041)	$30	$(4,022)	$(324)
Add: total stock-based employee compensation included in reported net loss	130	380	308	673
Less: total stock-based employee compensation determined under the fair value method for all awards	(1,176)	(436)	(1,716)	(766)
Pro forma net loss	$(4,087)	$(26)	$(5,430)	$(417)

Basic and diluted net income (loss) per common share - as reported	$(0.17)	$0.01	$(0.22)	$(0.16)

Basic and diluted net loss per common share - pro forma	$(0.22)	$(0.01)	$(0.30)	$(0.21)

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

The following assumptions were utilized for the calculations during each period:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Expected dividend yield	—	—	—	—
Risk-free interest rate	3.77%	3.40%	3.77%	3.08%
Expected volatility	75%	—%	75%	—%
Expected life (in years)	5	5	5	5

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

5. Net Income (Loss) Per Share

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

Historical and pro forma basic and diluted net loss per share were calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Historical:
Numerator:
Net income (loss)	$(3,041)	$103	$(4,022)	$(163)
Accretion of deferred issuance costs on preferred stock	—	(73)	—	(161)
Net income (loss) applicable to common stockholders – basic and diluted	$(3,041)	$30	$(4,022)	$(324)
Denominator:
Weighted average common shares outstanding – basic	18,367	4,003	18,237	2,018
Effect of dilutive securities:
Conversion of preferred stock	—	9,709	—	—
Options	—	1,397	—	—
Warrants	—	23	—	—

Weighted average common shares outstanding – diluted	18,367	15,132	18,237	2,018

Basic and diluted net income (loss) per common share	$(0.17)	$0.01	$(0.22)	$(0.16)

Pro forma:
Numerator:
Net income (loss)– basic and diluted	$(3,041)	$103	$(4,022)	$(163)
Denominator:

Weighted average common shares outstanding – basic	18,367	4,003	18,237	2,018
Pro forma adjustments to reflect weighted average effect of assumed conversion of preferred stock	—	9,709	—	11,076
Pro forma weighted average common shares outstanding – basic	18,367	13,712	18,237	13,094

Weighted average common shares outstanding – diluted	18,367	15,132	18,237	2,018
Pro forma adjustments to reflect weighted average effect of assumed conversion of preferred stock	—	—	—	11,076
Pro forma weighted average common shares outstanding – diluted	18,367	15,132	18,237	13,094

Basic and Diluted pro forma net income (loss) per common share	$(0.17)	$0.01	$(0.22)	$(0.01)

6. Segments

We have determined our reporting segments based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the operating income contributed by each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Gross profit by segment:
DIS	$3,992	$3,720	$7,655	$6,802
Product	(581)	1,946	913	3,713
Consolidated gross profit	$3,411	$5,666	$8,568	$10,515

Income (loss) from operations by segment:
DIS	$243	$943	$410	$1,453
Product	(3,585)	(585)	(4,977)	(1,016)
Consolidated income (loss) from operations	$(3,342)	$358	$(4,567)	$437

Depreciation, and amortization of intangible assets by segment:
DIS	$331	$532	$601	$1,033
Product	617	231	1,230	467
Consolidated depreciation and amortization	$948	$763	$1,831	$1,500

Identifiable assets by segment:
DIS	$16,790	$16,560	$16,790	$16,560
Product	63,837	71,587	63,837	71,587
Consolidated assets	$80,627	$88,147	$80,627	$88,147

Foreign sales have not been significant in any of the periods presented.

7.  Commitments and Contingencies

Compliance with Laws and Regulations

We are directly or indirectly through our clients, subject to extensive regulation by both the federal government and the states and foreign countries in which we conduct business. The healthcare laws applicable to us are complex and are subject to variable interpretations. We have established a compliance program to assist us in remaining in compliance with the applicable healthcare laws and have instituted other safeguards intended to help prevent any violations of the laws and to remedy any situations that could give rise to violations.

Legal Matters

In January 2005, a complaint was served on a physician, who is a DIS customer, his medical practice and two DIS technicians, individually and in their capacity as agents of the medical practice.  The complaint was filed in the Circuit Court of the Fifth Judicial Circuit, County of Vermilion, Danville, Illinois and alleges negligence claims in connection with the death of a patient purportedly arising from the administration of a stress imaging test.  We have tendered the matter to the physician practice for indemnification and defense pursuant to our contract with the practice.  While the technicians deny the allegations and we will vigorously defend them in the matter, we cannot assure you that this matter will be resolved in their favor.

In the normal course of business, we have been and will likely continue to be subject to routine litigation or administrative proceedings incidental to our business, such as claims related to customer disputes, employment practices, including lay-offs, product liability, professional liability, commercial disputes, licensure restrictions or denials, warranty or patent infringement. Responding to litigation or administrative proceedings, regardless of whether it has merit, can be expensive and disruptive to normal business operations. As litigation and the administrative proceedings are inherently uncertain, we cannot predict the outcome of such matters. We can provide no assurance that the ultimate outcome, either individually or in the aggregate, will not have a material adverse effect on our business or financial results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements May Prove Inaccurate

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q, and the audited financial statements and notes thereto as of and for the year ended December 31, 2004 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2005.  Operating results are not necessarily indicative of results that may occur in future periods.

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control.  Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.”  Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, product development, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations.  In this report, for example, we make forward-looking statements regarding our expectations about the revenue growth in, DIS as we expand into new markets and continue to penetrate existing markets, the estimated demand and market for fixed and mobile single-headed and multi-headed gamma cameras, persistent pricing pressures affecting our sales of dual-headed gamma cameras, the profile of our customers, the length of the sales cycle in our DIS business for some of our customers, our excess manufacturing capacity, continuing investments in research and development initiatives to enhance our system software, improve system sensitivity, reduce product costs and enhance reliability, the testing and roll-out of our Cardius-3 camera into DIS and the value it can represent to our customers, and our belief that DIS revenue will continue to represent a larger percentage of our consolidated revenue than our product business revenue.  Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,”

“estimates,” “projects,” “can,” “could,” “may,” “will,” “would,” or similar expressions.  For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Overview

We are a leader in the development, manufacture and distribution of solid-state nuclear imaging products and services and we were the first company to develop and commercialize a solid-state medical gamma camera for the detection of cardiovascular disease and other medical conditions. Our imaging systems are mobile as well as fixed and provide enhanced operability and improved patient comfort and utilization when compared to traditional vacuum tube cameras. The cameras and accompanying equipment fit easily into floor spaces as small as seven feet by eight feet and facilitate the delivery of nuclear medicine procedures directly in a physician’s office, an outpatient hospital setting or within multiple departments of a hospital.

Revenues

Our revenues are generated within two primary operating segments: our DIS business and product sales. DIS collectively refers to our wholly-owned subsidiaries, Digirad Imaging Solutions, Inc. and Digirad Imaging Systems, Inc. Through DIS, we offer FlexImaging, our mobile and comprehensive leasing service for physicians who wish to perform nuclear cardiology and nuclear medicine procedures in their offices, but prefer not to purchase an imaging system.  We also offer DigiTech leases, a service similar to FlexImaging services, except that the physician office, hospital or imaging center owns its camera.  DIS leasing services are currently provided in 19 states and the District of Columbia. Physicians enter into annual contracts for imaging services delivered on a per-day basis. Our typical annual lease contracts provide service coverage ranging from once per month to three times or more per week, adjusted for holidays and vacations.  We believe DIS allows us to avoid the often lengthy and sometimes unpredictable sales cycle associated with capital equipment sales in a hospital or physician practice setting.  We experience some seasonality in our DIS business as a result of holidays, inclement weather and summer slowdowns, principally relating to vacations. Historically, these variables have had the most effect on our third quarter operating results.

Our product revenue results primarily from selling solid-state gamma cameras, imaging chairs, upgrades and accessories, such as printers, viewing workstations and networking solutions, and from our maintenance contracts. We sell our imaging systems to physician offices, hospitals and imaging centers primarily in the United States, although we have sold a small number of imaging systems internationally.  Currently, we purchase some components, including key components of the detector heads and the processing and control software utilized in our gamma cameras, from sole source providers but are either qualifying or seeking second source providers in an effort to limit our reliance on these suppliers.  If we were unable to obtain these components, our ability to build gamma cameras could be materially affected.  We are currently outsourcing some portions of our production process and may outsource additional production activities in the future.

Trends and Drivers

Given our strategy to continue to expand the number of areas in which we offer DIS services and the recurring contractual revenue stream from our existing DIS business, we expect DIS revenue to continue to contribute the majority of our consolidated revenues and earnings. We expect our growth to be generated from providing our standard DIS FlexImaging service to new customers. We attribute the overall growth of our business to geographical expansion, increased awareness and acceptance of our services and products, and the shift in the delivery of nuclear cardiology imaging procedures from hospitals to physician offices.  We believe that the increase in demand for our services and products is driven by the desire of physicians to control their patients’ diagnosis and treatment and to retain revenue for services that would otherwise be performed by a hospital or imaging center. The mobile feature of our technology also provides us with a significant advantage in the delivery of nuclear cardiology imaging services.  Historically, our mobile and fixed single head gamma cameras have represented the majority of our camera sales.  During the first half of 2005, the average number of single head gamma cameras we delivered on a quarterly basis declined.  While we believe the market for single head gamma cameras has recently declined as compared to the dual head gamma camera market, we estimate the demand for both fixed and mobile single head gamma cameras will continue in the future.

In the first half of 2005, we focused on DIS expansion and various research and development initiatives focused on achieving clinical leadership in our field, and we will continue to do so during the remainder of the year.  Expansion of DIS in the first half of 2005, however, was slower than expected, due primarily to lower than expected productivity from sales personnel hired within the past nine months.  Because we did not expand DIS as rapidly as expected, we did not deploy as many additional cameras into DIS as we had originally anticipated.  Although the majority of our new DIS business continues to consist of cardiologists, an increasing number of new DIS customers are non-cardiologists.  We believe that a moderate lengthening in the DIS sales cycle may be due to this shift in customer profile.  Additionally, consolidated margins were negatively affected by a decline in gross margins resulting from a change in the mix of leasing services provided by DIS.  This decline primarily reflected the impact of lower-margin DigiTech contracts signed in last year’s third and fourth quarters, under which DIS personnel are leased to physicians who own a Digirad camera.  Although the Company re-priced the DigiTech service in January 2005, the majority of the current DigiTech customers still retain the lower-priced contracts.  DIS continues to experience growth, primarily due to the addition of new physician customers in existing territories.  The number of DIS customers who purchased cameras or failed to renew their DIS contracts for other reasons was consistent with historical levels, excluding the increased level in the third quarter of 2004.

We have not yet been able to gain our targeted position in the multi-head camera market with our dual-head Cardius-2 imager or our recently launched triple-head camera.  Acceptance of our Cardius-3 triple-head camera, featuring high count imaging statistics and high patient throughput, has lagged behind our expectations, as we sold only four of these cameras during the first half of the year. Two sales management and two sales representative positions were vacant at the end of the second quarter of 2005.  The delivery of a small number of Cardius-3 cameras and the significant decline in product revenues in the second quarter of 2005 contributed to increased inventories at June 30, 2005 and inventory charges of approximately $0.6 million.  We anticipate only modest manufacturing production volumes during the third quarter of 2005, and expect to experience excess manufacturing capacity.

Our market is affected by continuing pressures by third party payors to reduce healthcare expenditures.  For example, several third party payors in geographic locations currently served by us issued guidelines prohibiting our physician customers from obtaining reimbursement for procedures they perform unless they own or lease our cameras on a full time basis.  These and other payors also require physicians and providers to obtain certain accreditations or certifications in order to obtain reimbursement for nuclear imaging procedures.  Should such accreditation or certification requirements become more frequent, non-cardiologists may not be able to obtain reimbursement for nuclear imaging procedures, a trend that could decrease sales in our product and DIS businesses.  Consistent with our commitment to providing high quality services and to comply with what may be an emerging reimbursement requirement trend among payors, we have obtained accreditation of one of our hub locations by the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories, and are seeking such accreditation for our other DIS hubs and fixed sites.

Looking forward, we expect to continue to invest in research and development initiatives to enhance our system software, improve system sensitivity, reduce product costs and enhance reliability.  Testing of a mobile version of the Cardius-3 imager is also under way, and we believe that this camera, subject to its successful clinical and beta-testing and a measured roll-out into DIS, can provide value to our DIS customer physicians.

Management Transition

As previously reported in April 2005, we hired Gerhard F. Burbach, a member of our Board of Directors since October 2004, as our President and Chief Executive Officer and Peter Sullivan, a consultant to us beginning in October 2004, as our Senior Vice President of Operations.  We have since hired Randy Weatherhead, previously Vice President of Sales and Marketing at Siemens Nuclear Medicine, as Vice President of Marketing, and are recruiting to fill the new position of DIS president.

Results of Operations

The following table sets forth our results from operations, expressed as percentages of revenues for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
DIS	85.6%	65.3%	76.5%	65.5%
Product	14.4	34.7	23.5	34.5
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
DIS	59.6	43.4	53.4	44.6
Product	18.1	23.0	20.7	23.0
Stock-based compensation	0.2	0.8	0.3	0.7
Total cost of revenues	77.9	67.2	74.4	68.3
Gross profit	22.1	32.8	25.6	31.7
Operating expenses:
Research and development	5.9	4.0	5.4	4.0
Sales and marketing	10.9	10.8	11.1	11.0
General and administrative	26.2	14.4	22.1	14.0
Amortization and impairment of intangible assets	0.1	0.1	0.1	0.1
Stock-based compensation	0.6	1.4	0.6	1.3
Total operating expenses	43.7	30.7	39.3	30.4
Income (loss) from operations	(21.6)	2.1	(13.7)	1.3
Other income (expense)	1.9	(1.5)	1.7	(1.8)
Accretion of deferred issuance costs on preferred stock	—	(0.4)	—	(0.5)
Net loss applicable to common stockholders	(19.7)%	0.2%	(12.0)%	(1.0)%

Comparison of Three Months Ended June 30, 2005 and 2004

Revenues

Consolidated.  Consolidated revenues decreased to $15.5 million for the three months ended June 30, 2005 from $17.3 million for the three months ended June 30, 2004, which represented a decrease of $1.8 million, or 10.6%, primarily as a result of a decrease in gamma camera sales which more than offset an increase in demand for our DIS imaging services.  DIS and product revenue accounted for 85.6% and 14.4%, respectively, of total revenues for the three months ended June 30, 2005, compared to 65.3% and 34.7%, respectively, for the three months ended June 30, 2004.  We expect DIS revenue to continue to represent the greater percentage of our consolidated revenue, compared to our product revenue.

DIS.  Our DIS revenue increased to $13.2 million for the three months ended June 30, 2005 from $11.3 million for the three months ended June 30, 2004, which represented an increase of $1.9 million, or 17.2%. The increase in DIS revenue resulted from an increase in the number of DIS service days to 3,612 for the three months ended June 30, 2005 from 2,965 for the three months ended June 30, 2004, which was primarily attributable to an increase in the number of physicians entering into our DIS services contracts. The increase in demand for our DIS services was principally a result of increased customer awareness and acceptance as a result of our sales and marketing efforts.  Our DIS business operated 74 imaging systems as of June 30, 2005 compared to 63 as of June 30, 2004.  We continue to anticipate that our DIS revenue will increase as we expand into new markets and continue to penetrate existing markets. Such growth will fluctuate, however, based on seasonality stemming from physician vacations, holidays and inclement weather.  DIS growth also depends on the rate at which recently hired DIS sales personnel are able to effectively introduce and sell DIS lease services to physicians in new territories, and the rate at which existing physician customers add lease days to their annual contracts and renew existing contracts.

Product.  Our product revenue decreased to $2.2 million for the three months ended June 30, 2005 from $6.0 million for the three months ended June 30, 2004, which represented a decrease of $3.8 million, or 62.9%. The decrease in product revenues is attributable to a decline in the sales of gamma cameras which we believe resulted primarily from vacancies in our sales organization and disruptions in sales activities during the second quarter resulting from changes in the management structure of the sales organization and the recently reported investigation.  We sold four cameras, not including upgrades, in the second quarter of 2005 compared to 21 cameras without upgrades in the second quarter of 2004.  We have historically experienced pricing pressures on our dual head gamma cameras and we expect this pricing pressure to persist.

Gross Profit

Consolidated.  Consolidated gross profit decreased to $3.4 million for the three months ended June 30, 2005 from $5.7 million for the three months ended June 30, 2004, which represents a decrease of $2.3 million, or 39.8%.  The decrease in consolidated gross profit is principally attributable to the decrease in product revenues and inventory charges of $0.6 million discussed above.  Consolidated gross profit as a percentage of revenue decreased to 22.1% for the three months ended June 30, 2005 from 32.8% for the three months ended June 30, 2004, primarily as a result of the negative gross profit margins recorded at our product segment.  Consolidated margins were also negatively affected by the decline in gross margin in DIS resulting from a change in the mix of leasing services provided by DIS.

DIS.  Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation and other costs associated with the provision of services. Cost of DIS revenue increased to $9.2 million for the three months ended June 30, 2005 from $7.5 million for the three months ended June 30, 2004, which represents an increase of $1.7 million, or 22.8%, primarily as a result of an increase in DIS lease days.  Our clinical headcount relating to our DIS business increased to 181 employees at June 30, 2005 from 155 employees at June 30, 2004.  We have recently experienced an increase in the rate of turnover amongst these employees.  The retention of our clinical staff is a key element in maintaining our DIS gross profit margins, and accordingly, we are implementing programs designed to increase our DIS employee retention.  DIS gross profit increased to $4.0 million for the three months ended June 30, 2005 from $3.8 million for the three months ended June 30, 2004, which represents an increase of $0.2 million, or 6.2%, as a result of increased DIS revenues generated in providing our imaging services. DIS gross profit as a percentage of DIS revenue was 30.4% for the three months ended June 30, 2005 compared to 33.5% for the three months ended June 30, 2004.

Product.  Cost of goods sold primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Warranty costs are charged to cost of goods sold in the period our cameras are sold and are based on our historical experience with failure rates and repair costs.  Cost of goods sold decreased to $2.8 million for the three months ended June 30, 2005 from $4.0 million for the three months ended June 30, 2004, which represents a decrease of $1.2 million, or 29.9%. Product gross profit decreased to ($0.6) million for the three months ended June 30, 2005 from $2.0 million for the three months ended June 30, 2004, which represents a decrease of $2.6 million, or 128.3%, due to the decline in the number of cameras sold during the quarter.  Results for the quarter also reflect inventory related charges of $0.6 million.  Product gross profit as a percentage of product revenue decreased to (25.7)% for the three months ended June 30, 2005 from 33.5% for the three months ended June 30, 2004.

Operating Expenses

Research and Development.  Research and development expenses consist primarily of costs associated with the design, development, testing, and enhancement of our products and with engineering materials. The primary costs are salaries and fringe benefits, consulting fees, facilities and overhead costs and nonrecurring engineering costs. Research and development expenses increased to $0.9 million for the three months ended June 30, 2005 from $0.7 million for the three months ended June 30, 2004, which represents an increase of $0.2 million, or 33.3%. This increase was primarily attributable to increased employee headcount to develop new products.  For the three months ended June 30, 2005, research and development expenses were 5.9% of total revenue, compared to 4.0% for the three months ended June 30, 2004.  Our research and development efforts occur principally within our products segment.  In the future, we expect to continue to invest between approximately 12% and 15% of our product revenue on research and development as we seek to innovate and continue to improve our existing technology.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and tradeshow costs. Sales and marketing expenses decreased to $1.7 million for the three months ended June 30, 2005, from $1.9 million for the three months ended June 30, 2004, which represents a decrease of $0.2 million, or 9.4%. This decrease was primarily attributable to a decrease in sales commission costs in the product segment due to a low number of camera sales.  For the three months ended June 30, 2005, sales and marketing expenses were 10.9% of total revenue, compared to 10.8% for the three months ended June 30, 2004. We expect to increase our sales and marketing effort as we expand the locations in which we expect to perform DIS services and focus on increasing market awareness of our products and offerings (including our recently released Cardius-3 multi-headed gamma camera).

General and Administrative.  General and administrative expenses consist primarily of salaries and other related costs for finance and accounting, human resources and other personnel, as well as legal and other professional fees and insurance. General and administrative expenses increased to $4.0 million for the three months ended June 30, 2005 from $2.5 million for the three months ended June 30, 2004, which represents an increase of $1.5 million, or 61.9%. Increases in headcount, recruiting costs, insurance, professional fees and other costs primarily related to operating as a public company, as well as $0.2 million incurred related to the previously reported internal investigation, all contributed to increased general and administrative expenses. For the three months ended June 30, 2005, general and administrative expenses amounted to 26.2% of total revenue compared to 14.4% for the three months ended June 30, 2004.  In addition, in the normal course of business, we have been and will likely continue to be subject to routine litigation incidental to our business, such as claims related to customer disputes, employment practices, product liability, warranty or patent infringement. As our business continues to grow, we anticipate that the volume of these claims is likely to increase.  The substantial costs of litigation or an adverse outcome could materially increase our anticipated operating expenses.

Stock-Based Compensation Charges.  Deferred compensation for stock options granted to employees has been determined as the difference between the exercise price and the fair value of our common stock on the date of grant. Options or awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123 and periodically remeasured in accordance with EITF 96-18 and recognized over the respective service or vesting period. These amounts are initially recorded as a component of stockholders’ equity and are amortized, on an accelerated basis, as a non-cash charge to cost of revenues and operations over the vesting period of the options. In connection with the grant of stock options to employees, we recorded amortization of stock-based compensation of $0.1 million and $0.4 million for the three months ended June 30, 2005 and 2004, respectively.

Other Income (Expense)

Interest income increased to $0.4 million for the three months ended June 30, 2005 from $34,000 for the three months ended June 30, 2004.  This increase is primarily due to higher average cash and investment balances due to the proceeds received from our initial public offering in early June of 2004.

Interest expense decreased to $45,000 for the three months ended June 30, 2005 from $0.3 million for the three months ended June 30, 2004. The reduction is a result of the repayment of two credit lines and a reduction of amounts outstanding under capital leases.

Net Loss

Net loss was $3.0 million for the three months ended June 30, 2005 compared to net income of $0.1 million for the three months ended June 30, 2004, primarily due to the decline in gamma camera sales, a $0.6 million inventory-related charge and legal expenses of $0.2 million associated with the investigation in April 2005.

Comparison of Six Months Ended June 30, 2005 and 2004

Revenues

Consolidated.  Consolidated revenues increased to $33.4 million for the six months ended June 30, 2005 from $33.2 million for the six months ended June 30, 2004, which represented an increase of $0.2 million, or 0.8%, primarily as a result of increased demand for our DIS imaging services which offset the decrease in revenue from our product segment.  DIS and product revenue accounted for 76.5% and 23.5%, respectively, of total revenues for the six months ended June 30, 2005, compared to 65.5% and 34.5%, respectively, for the six months ended June 30, 2004.

DIS.  Our DIS revenue increased to $25.6 million for the six months ended June 30, 2005 from $21.7 million for the six months ended June 30, 2004, which represented an increase of $3.9 million, or 17.8%. The increase in DIS revenue resulted from an increase in the number of DIS service days to 6,994 for the six months ended June 30, 2005 from 5,699 for the six months ended June 30, 2004, which was primarily attributable to an increase in the number of physicians entering into our DIS services contracts.  We believe that the increase in demand for DIS services was principally a result of increased customer awareness and acceptance as a result of our sales and marketing efforts.

Product.  Our product revenue decreased to $7.9 million for the six months ended June 30, 2005 from $11.5 million for the six months ended June 30, 2004, which represented a decrease of $3.6 million, or 31.3%. The decrease in product revenues is attributable to a decline in the sales of gamma cameras in the second quarter of 2005 resulting primarily from vacancies in the sales organization and disruptions in sales activities resulting from changes in the management of the sales organization and the recently reported investigation.

Gross Profit

Consolidated.  Consolidated gross profit decreased to $8.6 million for the six months ended June 30, 2005 from $10.5 million for the six months ended June 30, 2004, which represents a decrease of $1.9 million, or 18.5%.  The decrease in consolidated gross profit is primarily attributable to the decline in the number of gamma cameras sold and the inventory-related charges of $0.6 million, both in the second quarter of 2005.  Consolidated gross profit as a percentage of revenue decreased to 25.6% for the six months ended June 30, 2005 from 31.7% for the six months ended June 30, 2004.

DIS.  Cost of DIS revenue increased to $17.8 million for the six months ended June 30, 2005 from $14.8 million for the six months ended June 30, 2004, which represents an increase of $3.0 million, or 20.8%, primarily as a result of an increase in the number of DIS leasing days resulting from new contracts with new physicians.  DIS gross profit increased to $7.7 million for the six months ended June 30, 2005 from $6.9 million for the six months ended June 30, 2004, which represents an increase of $0.8 million, or 11.4%, as a result of increased DIS revenues generated in providing our imaging services. DIS gross profit as a percentage of revenue was 30.2% for the six months ended June 30, 2005 compared to 31.9% for the six months ended June 30, 2004.

Product.  Cost of goods sold decreased to $7.0 million for the six months ended June 30, 2005 from $7.6 million for the six months ended June 30, 2004, which represents a decrease of $0.6 million, or 9.2%. Product gross profit decreased to $0.9 million for the six months ended June 30, 2005 from $3.8 million for the six months ended June 30, 2004, which represents a decrease of $2.9 million, or 75.2%, primarily as a result of the factors discussed above.  Product gross profit as a percentage of revenue decreased to 12.1% for the six months ended June 30, 2005 from 33.5% for the six months ended June 30, 2004.

Operating Expenses

Research and Development.  Research and development expenses increased to $1.8 million for the six months ended June 30, 2005 from $1.3 million for the six months ended June 30, 2004, which represents an increase of $0.5 million, or 36.8%. This increase was primarily attributable to increased headcount.  For the six months ended June 30, 2005, research and development expenses were 5.4% of total revenue, compared to 4.0% for the six months ended June 30, 2004.

Sales and Marketing.  Sales and marketing expenses increased to $3.7 million for the six months ended June 30, 2005, from $3.6 million for the six months ended June 30, 2004, which represents an increase of $0.1 million, or 1.7%. This increase was primarily attributable to increased sales headcount and an expansion of our marketing efforts, offset by a decline in commission costs. For the three months ended June 30, 2005, sales and marketing expenses were 11.1% of total revenue, compared to 11.0% for the six months ended June 30, 2004.

General and Administrative.  General and administrative expenses increased to $7.4 million for the six months ended June 30, 2005 from $4.6 million for the six months ended June 30, 2004, which represents an increase of $2.8 million, or 58.8%. Increases in headcount, recruiting costs, insurance, professional fees and other costs primarily related to operating as a public company all contributed to increased general and administrative expenses. For the six months ended June 30, 2005, general and administrative expenses amounted to 22.1% of total revenue compared to 14.0% for the six months ended June 30, 2004.

Stock-Based Compensation Charges.  We recorded amortization of stock-based compensation of $0.3 million and $0.7 million for the six months ended June 30, 2005 and 2004, respectively.

Other Income (Expense).  Interest income increased to $0.7 million for the six months ended June 30, 2005 from

$42,000 for the six months ended June 30, 2004.  This increase is primarily due to higher average cash and investment balances as a result of the proceeds from our initial public offering.

Interest expense decreased to $0.1 million for the six months ended June 30, 2005 from $0.6 million for the six months ended June 30, 2004. The reduction is a result of the repayment of two credit lines and a reduction of amounts outstanding on capital leases.

Net Loss.  Net loss increased to $4.0 million for the six months ended June 30, 2005 from $0.2 million for the six months ended June 30, 2004, due primarily to a decline in gamma camera sales in the second quarter of 2005, a $0.6 million inventory-related charge and legal expenses of $0.2 million associated with the investigation in April 2005.

Liquidity and Capital Resources

We require capital principally for working capital, debt service and capital expenditures.  Working capital is required principally to finance accounts receivable and inventory.  Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of deliveries and the payment cycles of our customers.  Our capital expenditures consist primarily of DIS cameras and vans, computer hardware and software.  We have historically funded our operations principally through private placements of equity securities.  In June 2004, we completed our initial public offering and received net proceeds of $58.8 million. As of June 30, 2005, we had cash, cash equivalents and investments totaling $48.9 million.  We currently invest our cash reserves in money market funds, high-grade auction rate securities and U.S. government or corporate debt securities.  Based upon our current level of expenditures, we believe the proceeds from our initial public offering, together with cash flows from operating activities will be adequate to meet our anticipated cash requirements for working capital, debt service and capital expenditures for at least the next 12 months.

Net cash used by operations was approximately $2.1 million for the six months ended June 30, 2005.  The net use of cash during the period was the result of the net loss for the period (net of non-cash expenses such as depreciation and amortization of stock-based compensation) and the increase in working capital requirements.  The Company experienced an outflow of working capital associated with an increase in the level of inventory, which was partially offset by a reduction in accounts receivable and a net increase in current liabilities.  The increase in inventory was a result of the increase in finished goods inventory resulting from lower than anticipated sales of gamma cameras discussed previously and the deployment of fewer cameras into DIS because of slower-than-anticipated expansion into new territories during the first half of 2005. The decrease in accounts receivable reflects the lower level of product sales. The increase in current liabilities is primarily associated with the expansion of our maintenance contract business.

Net cash provided by investing activities amounted to approximately $3.8 million for the six months ended June 30, 2005, and reflects $6.0 million of net maturities of our securities available-for-sale, partially offset by $2.2 million of capital expenditures primarily associated with our DIS operations.

Net cash used by financing activities amounted to approximately $2.1 million for the six months ended June 30, 2005, and primarily reflects the repayment of capital lease obligations, net of proceeds of $0.3 million arising from the exercise of stock options.

Critical Accounting Policies

There were no significant changes in critical accounting policies or estimates from those at December 31, 2004.

Corporate Information

As of June 30, 2005, we hold trademark registrations in the United States for the following marks:  2020tc Imager®, CardiusSST®, Digirad®, Digirad Logo®, Digirad Imaging Solutions®, FlexImaging®  Cardius®, and SPECTour®. We have trademark applications pending in the United States for the following marks: DigiServTM, DigiTechTM, SolidiumTM, SeeQuantaTM, AcqSmartTM, and SPECTpak PlusTM. We have obtained and sought trademark protection for some of these listed marks in the European Community and Japan.

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

•                  established distribution networks;

•                  technical features our current products do not possess;

•                  additional lines of products and the ability to offer rebates or bundle products to offer discounts or incentives; and

•                  greater resources for product development, sales and marketing.

The competitive nature of the nuclear imaging industry has had an impact on the price of our gamma cameras.  We experienced significant declines in product sales in the second quarter of 2005, and we believe that the market for single-headed cameras has recently experienced a moderate decline.  Further, we anticipate that pricing pressures, including on our dual-headed cameras, will continue to impact our gamma camera product revenue and gross profit.

We are aware of certain major medical device companies that are attempting to develop solid-state cameras and we believe these efforts will continue. In addition, we are aware of a privately-held company, Gamma Medica, which is currently marketing a solid-state gamma camera for breast imaging. We do not believe that this camera can be used in a cardiac application. However, we cannot assure you that Gamma Medica will not attempt to modify its existing camera for use in the cardiac segment in the future, or develop another gamma camera for cardiac applications. Because of the size of the potential market, we anticipate that companies will dedicate significant resources to developing competing products and services. Current or future competitors may develop technologies and products, including hybrid technologies, that demonstrate better image quality, ease of use or mobility than our imaging systems. For example, there are hybrid modalities commercially available that combine the technologies of positron emission tomography, or PET, with computed tomography, or CT, as well as others that combine single photon emission computed tomography, or SPECT, with CT technology.  Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate reimbursement and are less expensive and/or perform better than alternatives available for the same purpose. If we are unable to compete effectively against our existing and future competitors, our sales will decline and our business will be harmed.

In providing comprehensive mobile nuclear imaging solutions, we generally compete against small businesses employing traditional vacuum tube cameras that must be transported in large vehicles and cannot be moved in and out of physician offices.  We compete against a small but growing number of physicians or companies who use Digirad cameras in relatively small mobile imaging businesses which have the advantage of a lower cost structure.  In addition, we compete against a number of imaging centers that install nuclear gamma cameras and make them available to referring physicians in their geographic vicinity.

Changes in domestic and international laws, regulations, or coverage and reimbursement policies of third-party payors may adversely impact our ability to market and sell our products and services.

Physicians and hospitals purchasing and using our products rely on adequate third-party payor coverage and reimbursement to maintain their operations. Changes in domestic and international laws, regulations or coverage and reimbursement policies of third-party payors may adversely affect the demand for our existing and future products and services and may limit our ability to market and sell our products and services on a profitable basis. For example, on December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Medicare Modernization Act, which contains a wide variety of changes that impact Medicare reimbursement. We cannot predict what changes may be made to such laws, regulations, or coverage and reimbursement policies, but we believe that future coverage and reimbursement may be subject to increased restrictions both in the United States and in international markets. Additionally, we cannot be certain that under prospective payment systems, or established fee schedule payment formulas, under which healthcare providers may be reimbursed a fixed amount based on the patient’s condition or the type of procedure performed, the costs of our products and services will be justified and incorporated into the overall payment for the procedure. On March 1, 2005, the Medicare Payment Advisory Commission (“MedPac”) issued its semi-annual report to Congress, setting out, among other things, certain recommendations relative to diagnostic imaging, including requiring all providers who bill Medicare for the performance and interpretation of diagnostic imaging to meet certain standards, to include nuclear medicine as a designated health service under the Ethics in Patient Referrals Act and to improve coding edits for imaging studies.  It is impossible to predict whether any of the recommendations will be adopted; however, such recommendations, if adopted could have an adverse effect on utilization of our services and products.  Third-party payors continue to act to contain or reduce healthcare costs through various means, including the movement to managed care systems where healthcare providers contract to provide comprehensive healthcare for a fixed fee per patient. We are aware of a number of third party payors in geographic locations currently served by us that issued guidelines prohibiting our physician customers from obtaining reimbursement for procedures they perform unless they own or lease our cameras on a full time basis.  These and other payors are also requiring physicians to be accredited by either the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories or by the American College of Radiology, and to meet certain other privileging standards, in order to obtain reimbursement for nuclear imaging procedures.  These privileging standards also exclude physicians who are not radiologists or cardiologists from obtaining reimbursements for nuclear imaging procedures.  We cannot assure you that these guidelines will be changed, or that they will not be adopted by other third party payors, including Medicaid and private insurers.  These continued efforts have resulted in several instances where third-party payors have refused to reimburse patients or healthcare providers for our imaging services.  Because the percentage of new DIS customers who are non-cardiologists has recently increased, our DIS business could be significantly affected by a proliferation of such credentialing standards.  In addition, if these reimbursement limitations increase, sales of our gamma cameras would suffer and we may receive pressure from our customers to terminate or otherwise modify the lease arrangements for our DIS services. Under such circumstances, our business, financial condition and results of operations could be materially adversely affected.

A loss of key executives or failure to attract qualified managers, engineers and imaging technologists, or high employee attrition rates, could limit our growth and adversely affect our business.

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

As previously reported, we recently hired Gerhard F. Burbach as our President and Chief Executive Officer, Peter Sullivan as our Senior Vice President of Operations, and Randy Weatherhead as our VP of Marketing.  Because of these changes, our senior management team has not worked together as a group for a significant length of time.  If our new management team is unable to work together effectively to implement our strategies, manage our operations and accomplish our objectives, our business, operations and financial results could be severely impaired.

Furthermore, our future growth will depend in part upon our ability to identify, hire and retain nuclear imaging technologists, certified cardiographic technicians, nurses, radiation safety officers, engineers, management, sales personnel and other highly skilled personnel.

Hiring qualified management and technical personnel will be difficult due to the limited number of qualified candidates.  Competition for these types of employees, particularly nuclear imaging technologists and engineers, is intense in the medical imaging field.  Given the competition for such qualified personnel, we cannot assure you that we will be able to continue to attract, hire and retain the personnel necessary to maintain and develop our business.  Failure to attract, hire and retain key personnel could have an adverse effect on our business, financial condition and results of operations.  In addition, we have experienced an increasing rate of employee turnover, currently at an annualized rate of above 40 % for the combined service and product segments.  If we are unable to reverse this trend, our business and financial condition could be seriously affected.

Our imaging systems and DIS services may become obsolete, and we may not be able to timely develop new products, product enhancements or services that will be accepted by the market.

Our nuclear imaging system and DIS services may become obsolete or unmarketable if other products or services utilizing new technologies or the development of hybrid imaging modalities, such as those combining PET and CT or SPECT and CT, or any other imaging modality, are introduced by our competitors or new industry standards emerge. We have recently observed a moderate decline in the market for single-headed imaging systems, and we cannot assure you that we will be able to compensate for this decline by introducing alternative or more competitive products. Our technical know-how and intellectual property have limited applications.  Furthermore, although our nuclear imaging systems and DIS services are principally targeted towards the cardiology market, internal medicine practices have become an increasingly significant portion of the nuclear imaging market.  We cannot assure you that we will be able to develop or market successful new products and services or enhancements to our existing products.  Nor can we assure you that our future products and enhancements will be accepted by our current or potential customers or by the third-party payors who financially support many of the procedures performed with our products. Any of these circumstances may cause us to lose customers, disrupt our business operations and harm our product sales and services. To be successful, we will need to enhance our products or services and to design, develop and market new products that successfully respond to competitive developments, all of which efforts may be expensive and time consuming.

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

•                  obtain required licensure;

•                  obtain appropriate coverage and receive adequate reimbursement notifications and respond to them in a commercially viable way;

•                  comply with changing or new regulatory requirements; and

•                  develop an effective marketing, sales and distribution network.

If we do not develop and obtain regulatory approvals or clearances for new products, necessary licensure, services or product enhancements in time to meet market demand, or if there is insufficient demand for these products, services or enhancements, our business, financial condition and results of operations will likely suffer. In addition, even if our customers acquire new products, services or product enhancements we may offer, the revenues from any such products, services or enhancements may not be sufficient to offset the significant costs associated with developing and offering such products, services or enhancements to customers. In addition, any announcements of new products, services or enhancements may cause customers to decline or cancel their purchasing decisions in anticipation of such products, services or enhancements.

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

•                  creation of competing mobile imaging businesses by physicians and others who may purchase mobile cameras that are part of our existing installed base of over 400 cameras;

•                  The growth of imaging centers that seek referrals of patients from physicians that otherwise might have used our DIS leasing services or purchased our cameras; and

•                  physician and hospital perceptions of our imaging systems as compared to those of competitors.

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

If we are unable to expand our DIS business, our growth rates could be significantly diminished and our business could be materially harmed.

We plan to grow our DIS business by expanding into several new states, adding new hub locations in states in which we currently operate and increasing hub utilization by adding physician customers and routes. As we undertake this expansion, we have hired and will need to continue to hire, train and retain qualified personnel. Our progress in expanding into new geographies has been slower than anticipated, and we cannot assure you that the new sales personnel we hire will be able to sell our leasing services at the rates we anticipate, or that physicians or hospitals in these new markets will accept our imaging products or services. Our expansion into additional domestic markets is subject to inherent risks, including those associated with compliance with applicable state regulations, including but not limited to regulations concerning the use, storage, handling and disposal of radioactive materials, the acquisition of required licensures, and difficulties in staffing and managing operations.  Our inability to expand into new markets for any of these reasons could diminish our prospects for growth and profitability.  We may find the laws of states in which we do not currently operate preclude us from operating our DIS business, or require us to change the structure in which we operate our DIS business in such states.

Because our imaging systems and DIS services are not widely diversified, a decrease in sales of our products and leasing services could seriously harm our business.

Our current product and leasing service offerings consist primarily of our line of gamma cameras, including our Cardius-1, Cardius-2, Cardius-3, 2020tc Imager and SPECTpak PLUS camera systems, each of which is designed for use in the nuclear imaging market segment and all of which utilize the same solid-state technology. In addition, we offer a mobile imaging leasing service through DIS, which includes an imaging system, certified personnel, required licensure and other support for nuclear imaging procedures. As such, our line of products and services is not as diversified as those of some of our competitors. In the second quarter of 2005, we experienced a major decline in our product sales.  If such declines in the   sales of our products or leasing services were to continue, our business would be seriously harmed, and it would likely be difficult for us to recover because we do not have the breadth of products or services that would enable us to sustain our business while seeking to develop new types of products or services or other markets for our existing products and services. In addition, because our technical know-how and intellectual property have limited applications, we may be unable to leverage our technical know-how and intellectual property to diversify our products and services or to develop other products or sources of revenue outside of the nuclear imaging market.

If we experience problems with the technologies used in our imaging systems or if delivery of our DIS services are delayed, public perception of our products and service offerings could be harmed and cause us to lose customers and revenue.

Our gamma cameras have only recently been introduced into the marketplace. Most of our cameras currently in use are less than four years old. We have experienced some reliability issues with a prior version of our detector heads. In July 2003, we began selling most of our gamma cameras with a new version of our detector heads which has shown increased reliability, although other reliability issues remain, including with our recently launched Cardius-3 cameras. In addition, as the period of use of our cameras increases, other significant defects may occur. If significant defects do arise with our gamma cameras, our reputation among physicians and hospitals could be damaged and our business would be harmed.

Additionally, physicians rely on our DIS services to provide nuclear imaging procedures to their patients on the dates and at the times they have leased. Many factors could prevent us from delivering our DIS services on a timely basis, including equipment failures, weather and the availability of staffing, transportation and necessary supplies. If we are unable to provide physicians or hospitals our DIS services in a timely and effective manner, our reputation among physicians and hospitals could be damaged and our business would be harmed.

The performance and reliability of our products and services are critical to our reputation and to our ability to achieve market acceptance of those products and services. Widespread or other failures of our cameras and other products consistently to meet the expectations of purchasers or customers that use our DIS services could adversely affect our reputation, our ability to provide our DIS services, our relations with current customers and our business operations. Such failures could also reduce the attractiveness of our products and services to potential customers. Equipment failures could result from any number of causes, including equipment aging, ordinary wear and tear due to regular transportation and relocation, failure to perform routine maintenance and latent hardware or software defects of which we are unaware. Such failures, whether actual or perceived, could adversely affect our business even if we correct the underlying problems.

We are subject to the financial risks associated with providing services through our DIS business.

There are numerous risks associated with any leasing arrangement, including the possibility that physicians may fail to make the required payments under the terms and provisions of their lease commitments. Our DIS business is also affected by the ability of physicians to pay us, which in turn may be affected by general economic and business conditions and the availability of reimbursement for the physicians. In addition, typically, a small number of our DIS customers decide to purchase their own cameras, made by us or by one of our competitors, rather than continue to use our DIS leasing service.    If purchases by DIS customers of cameras made by our competitors were to increase beyond the levels we have historically experienced, our business and financial condition could be adversely affected.

Our manufacturing operations are highly dependent upon third-party suppliers, making us vulnerable to supply problems and price fluctuations, which could harm our business.

We rely on a limited number of third parties to manufacture and supply certain of the key components of our products. While many of the components used in our products are available from multiple sources, we obtain some components from single sources, and alternative sources for them may not be readily available. For example, key components of the detector heads and the processing and control software utilized in our gamma cameras are manufactured or supplied by a single source.  If we were unable to obtain these components, our ability to build gamma cameras could be materially affected.  To be successful, our contract manufacturers and suppliers must provide us with the components of our systems in requisite quantities, in compliance with regulatory requirements, in accordance with agreed-upon specifications, at acceptable cost and on a timely basis. Segami Corporation, or Segami, has developed image processing software for our camera under a non-exclusive license agreement. In the event that Segami attempts to terminate the license agreement, refuses to extend the term of the license or seeks to impose unreasonable pricing or terms, we would have to find an alternative software system to use in our gamma camera that may not be readily available. Our reliance on these outside suppliers subjects us to a number of risks that could harm our business, including:

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

Any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products or services. These events could harm our business and operating results.

We have limited marketing, sales and distribution capabilities, and our efforts in those areas are dependent in part on third parties.

We began commercial production and shipped our first imaging products in 2000, and therefore have limited experience in marketing, selling and distributing our products and services.  Additionally, while we have a direct sales team focused on domestic marketing, sales and distribution, we also use one independent distributor in the United States and two independent, international sales distributors to market, sell and distribute our products and services. As a result, we are dependent in part upon the marketing, sales and distribution efforts of our third-party distributors. Our domestic third-party distributor is generally permitted to market, sell and distribute competing imaging products that are used or refurbished and meet specified age requirements. Our international distributors are prohibited from promoting or distributing any other gamma camera product, but are not prohibited from offering competing services.

Our future revenue growth will depend in large part on our success in maintaining and expanding our marketing, sales and distribution channels, which will likely be an expensive and time-consuming process. We are highly dependent upon the efforts of our sales force and third-party distributors to increase our revenue. We face intense competition for qualified sales employees and may be unable to hire, train, manage and retain such personnel, which could adversely affect our ability to maintain and expand our marketing, sales and distribution network, which would negatively affect our ability to compete effectively as a distributor of nuclear imaging devices. Additionally, even if we are able to expand our sales force and enter into agreements with additional third-party distributors on commercially reasonable terms, they may not commit the necessary resources effectively to market, sell and distribute our products and services domestically and internationally. If we are unable to maintain and expand our direct and third-party marketing, sales and distribution networks, we may be unable to sell enough of our products and imaging services for our business to be profitable and our financial condition and results of operations will likely suffer accordingly.

We are exposed to risks relating to product liability, product recalls, property damage and personal injury and death for which insurance coverage is expensive, limited and potentially inadequate, and our business may be negatively affected by increased insurance costs.

Our operations entail risks relating to product liability claims, product recalls, property damage and personal injury and death. We currently maintain insurance that we believe is adequate with respect to the nature of the risks insured against, including product liability insurance, professional liability insurance, automobile insurance, property insurance, workers compensation insurance and general liability insurance. In many cases such insurance is expensive and difficult to obtain, and no assurance can be given that we will be able to maintain our current insurance or that we will be able to obtain or maintain comparable or additional insurance in the future on reasonable terms, if at all.  If we are unable to obtain insurance, we could be subject to large uninsured claims for which we might not have adequate reserves.  Additionally, costs associated with maintaining our insurance, including workers compensation insurance, could become prohibitively expensive, and our ability to become profitable could be diminished.

If we choose to acquire new or complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete those acquisitions or to successfully integrate them in a cost-effective and non-disruptive manner.

Our success depends on our ability to continually enhance and broaden our product and service offerings in response to changing customer demands, competitive pressures and technologies. While we have no current commitments regarding any acquisitions of new or complementary businesses, products or technologies, we may in the future choose to pursue such acquisitions instead of developing those businesses, products or technologies ourselves. We cannot assure you, however, that we would be able to successfully complete any acquisition we choose to pursue, or that we would be able to successfully integrate any acquired business, product or technology into our company in a cost-effective and non-disruptive manner. Furthermore, there is no certainty that we would be able to attract, hire or retain key employees associated with any acquired businesses, products or technologies.

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

We use hazardous and radioactive materials in our research and development and manufacturing processes, as well as in the provision of our imaging services. We are subject to federal, state and local laws and regulations governing use, storage, handling and disposal of hazardous and radioactive materials and waste products, or hazardous materials. We are currently licensed to handle such hazardous materials in all states in which we operate, but there can be no assurances that we will be able to retain those licenses in the future. In addition, we must become licensed to handle hazardous materials in all states in which we plan to expand. Obtaining those additional hazardous materials licenses is an expensive and time consuming process.  If we are unable to obtain those licenses at all, we will not be able to expand into those stated and our ability to grow and become profitable will be reduced.

Although we believe that our procedures for use, handling, storing and disposing of these hazardous materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources.

We have also incurred and may continue to incur expenses related to compliance with environmental laws. Such future expenses or liability could have a significant negative impact on our business, financial condition and results of operations. Further, we cannot assure you that the cost of complying with these laws and regulations will not materially increase in the future.

We spend considerable time and money complying with federal, state and foreign laws, regulations, and other rules, and, if we are unable to fully comply with such laws, regulations and other rules, we could face substantial penalties.

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

•                  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, among other things, prohibits executing a scheme to defraud any healthcare benefit program, including private payors and, further, requires us to comply with standards regarding the privacy and security of individually identifiable health information and conduct certain electronic transactions using standardized code sets. In addition, regulations have been issued under HIPAA that require us to comply with additional security regulations, and that will require us to adopt unique health identifiers for use in filing and processing healthcare claims and other transactions by May 2007;

•                  the federal False Statements Statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•                  the federal Ethics in Patient Referral Act, commonly known as the Stark Law, which, in the absence of a statutory or regulatory exception, prohibits the referral of Medicare or Medicaid patients by a physician to an entity for the provision of certain designated healthcare services, if the physician or a member of the physician’s immediate family has a direct or indirect financial relationship, including an ownership interest in, or a compensation arrangement with, the entity and also prohibits that entity from submitting a bill to a federal payor for services rendered pursuant to a prohibited referral;

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

•                  state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians, as well as state law equivalents to the federal Medicare and Medicaid Anti-Kickback Law, the False Claims Act and the Stark Law, which may not be limited to government reimbursed items or services; and

•                  federal laws, regulations, rules and policies that permit physicians to bill and receive payment for certain diagnostic tests under the Medicare Physician Fee Schedule only if certain conditions are satisfied, including the requirement that the physician personally perform, or adequately supervise the performance of, the test using equipment they own or lease, and that prohibit physicians from marking up the cost of tests they “purchase,” rather than perform or supervise, for Medicare patients.

We implemented a compliance program in 2002 to help assure that we remain in compliance with the above and other applicable laws, to provide training of employees, to conduct auditing and monitoring of the Company’s operations, to provide for a compliance hotline, and to achieve other compliance goals.  Like most companies with active and effective compliance programs, we occasionally discover compliance concerns.  In such cases, and in accordance with our compliance program, we take responsive action, including, when necessary, corrective measures.  There can be no assurance that the Company’s responsive actions will insulate us from liability associated with any such detected compliance concerns.

If our past or present operations are found to be in violation of any of the laws, regulations, rules or policies described above or the other governmental laws or regulations to which we or our customers are subject, or if the interpretation of the foregoing changes, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Similarly, if our customers are found non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. In addition, if we are required to obtain permits or licensure under these laws that we do not already possess, we may become subject to substantial additional regulation or incur significant expense. Any penalties, damages, fines, curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations, and additional legal or regulatory change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products.

In both the United States and certain other foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products and services profitably. In the United States, federal and state lawmakers regularly propose and, at times, enact new legislation establishing significant changes in the healthcare system. President Bush signed into law the Medicare Modernization Act, which contains a wide variety of reforms that impact Medicare reimbursements to hospitals and physicians including changes to Medicare payment methodologies for radiopharmaceuticals and other drugs dispensed by hospital outpatient departments and for drugs dispensed by physician offices. These changes reduced payment amounts for some of the drugs used in conjunction with our imaging procedures, although the physician fee schedule payment rates applicable to nuclear cardiology increased slightly in each of 2003, 2004 and 2005. Downward changes to Medicare reimbursement rates may adversely impact reimbursement to customers or potential customers that use or could use our cameras and services. We cannot predict the full impact that such new legislation will have nor whether new federal legislation will be enacted in the future. The potential for adoption of healthcare reform proposals on a state-by-state basis could require us to develop state-specific marketing and sales approaches. In addition, we may experience pricing pressures in connection with the sale of our products and services due to additional legislative proposals or healthcare reform initiatives. Our results of operations and our business could therefore be adversely affected by future healthcare reforms.

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

If we fail to comply with various licensure or certification laws, regulations or standards, we may be subject to civil, criminal and/or administrative penalties, which would adversely affect our operations.

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

In addition, our lease services business involves administering and furnishing radiopharmaceuticals and pharmacological stress agents, which are regulated as drugs by state and federal agencies, including the FDA and state pharmacy boards.  We have initiated a process to apply for state drug distribution licensure and permits.  If a state regulatory authority were to determine that we have operated our business without required permits or licensure, we could be subject to civil, criminal and/or administrative penalties, including the curtailing or halting of our business.  In addition, an inability to obtain licenses or permits in any of the states in which we currently conduct business, or in states where we plan to expand, would require us to modify the types of business models we can utilize in the affected jurisdictions.  In either case, we would incur substantial expense and could encounter substantial operational burdens.

In the healthcare industry, various types of organizations are accredited to facilitate meeting certain Medicare certification requirements, expedite third-party payment and fulfill state licensure requirements. Some managed care providers prefer to contract with accredited organizations. We are aware of a number of third party payors in geographies in which we do business that are requiring physicians to obtain certain accreditations or certifications in order to obtain reimbursement for imaging procedures, and to meet specified privileging standards.  In our DIS business, although the majority of our customers continue to be cardiologists, an increasing number of new customers are non-cardiologists who would not currently meet the certifications required by payors in certain other geographies.  We have obtained certification from the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories for one of our hub locations, and are in the process of applying for certifications for additional hub locations.  We cannot assure you that we will be successful in obtaining those additional certifications.   If it becomes necessary for us or our customers to obtain any additional accreditations or certifications in the future in order to satisfy the requirements of third-party payors or regulatory agencies, there can be no assurances that we or they will be able to obtain or continuously maintain this accreditation, and our business could be adversely affected.

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

We are subject to medical device reporting regulations that require us to report to the FDA or similar governmental bodies in other countries if our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. In addition, the FDA and similar governmental bodies in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture that could cause adverse health consequences. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall would divert management attention and financial resources and harm our reputation with customers. A recall involving one of our products could harm the reputation of the product and our company and would be particularly harmful to our business and financial results.

If we fail to obtain, or are significantly delayed in obtaining, FDA or foreign regulatory clearances or approvals for future products or product enhancements, or if we or our third party contractors fail to comply with FDA’s Quality System Regulation, or the quality regulations of foreign governments, our ability to market and distribute our products will suffer.

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

Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. If the FDA requires us to seek 510(k) clearance or PMA approval for modification of a previously cleared product for which we have concluded that no clearances or approvals are necessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Further, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective. Any recall or FDA requirement that we seek additional approvals or clearances could result in delays, fines, costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA, any of which would harm our business.

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

•                  levels of third-party payor reimbursement for our products and services;

•                  accreditation and credentialing requirements imposed by third-party payors on physicians and providers of mobile imaging services;

•                  reimbursement prohibitions imposed by third party payors on providers of mobile imaging services;

•                  customer profiles and lengthening sales cycles associated with such profiles;

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

For these reasons, we believe that quarterly sales and operating results may vary significantly in the future and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. We cannot assure you that our sales will increase or be sustained in future periods. Accordingly, we have experienced, and may continue to experience, significant, unanticipated quarterly losses. Because of these and other factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline significantly.

We have incurred significant and recurring operating losses since our inception in 1985 and we expect to incur such losses and increased operating expenses in the near term.

We have incurred significant cumulative net losses since our inception in November 1985 and expect to incur such losses and increased operating expenses in the near term as we, among other things:

•                  expand our manufacturing operations and DIS business;

•                  increase marketing, sales and distribution of our current products; and

•                  conduct research and development to develop next-generation products and to enhance our existing products.

As a result of these activities, we may not be able to become profitable or, if we do, maintain profitability. If our revenue grows more slowly than anticipated, or if our operating expenses exceed our expectations, our ability to achieve our development and expansion goals would be adversely affected.

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

As a result of these findings, we have implemented, and continue to implement, actions to address these deficiencies and to enhance the reliability and effectiveness of our internal controls and operations.  However, we cannot assure you that we will maintain adequate controls over our financial process and reporting in the future, or that additional material weaknesses or significant deficiencies in our internal controls will not be discovered.

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

Although we believe that our current cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next twelve months, our capital requirements will depend on many factors, including:

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

Any litigation or claims against us, or claims we bring against others, may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of our management from our core business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to be inadvertently infringing, we could be required to pay substantial damages and/or royalties and could be prevented from selling our products unless we could obtain a license or were able to redesign our system to avoid infringement. Any such license may not be available on reasonable terms, if at all. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may be unable to commercialize one or more of our products.

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

We may from time to time be subject to employment litigation or administrative actions resulting from claims against us by our employees.  While there is no such litigation or action at present, we cannot assure you that we may not be subject to such lawsuits and actions brought by our employees in the future or that we would be successful defending against such actions. Any employment litigation could significantly divert our management’s time and attention and could materially affect our business.

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

•                  prohibiting our stockholders from making certain changes to our restated certificate of incorporation or restated bylaws except with 66-2/3% stockholder approval; and

•                  requiring advance notice for raising matters of business or making nominations at stockholders’ meetings.

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

To address the results of the investigation and the determination of the existence of a material weakness in our internal controls, we implemented a series of remedial actions, including requesting and receiving the resignation of our then President and Chief Executive Officer, and terminating the employment of our then Senior Vice President of Operations.  In addition, we requested and received the resignation of one sales employee, terminated the employment of another sales employee, assigned more senior accounting personnel to oversee revenue recognition for product revenues and adopted new and more stringent controls over delivery procedures and documentation.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter, other than as discussed above in connection with the identification and remediation of the material weakness, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 18, 2004, we received a notice of violation from the Maryland Department of the Environment, or Department, relating to our radioactive materials license.   The notice alleges violations related primarily to record-keeping and the failure to follow certain operating protocols.  We responded to the notice and then participated in a licensee management enforcement conference conducted by the Department in January 2005.  We have instituted corrective actions and made a supplemental submission to the Department in February.    In May 2005, the Department has accepted our supplemental response, and the matter is closed.  In January 2005, a complaint was served on a DIS customer physician, his medical practice and two DIS technicians, individually, and in their capacity as agents of the medical practice.  The complaint was filed in the Circuit Court of the Fifth Judicial Circuit, County of Vermilion, Danville, Illinois and alleges negligence claims in connection with the death of a patient purportedly arising from the administration of a stress imaging test.  We have tendered the matter to the physician practice for indemnification and defense pursuant to our contract with the practice.  While the technicians deny the allegations and we will vigorously defend them in the matter, we cannot assure you that this matter will be resolved in their favor.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We effected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No.
333-113760) that was declared effective by the Securities and Exchange Commission on June 9, 2004.

As of June 30, 2005, we had used approximately $14.0 million of the net proceeds from our initial public offering to repay our lines of credit, capital leases and notes payable, none of which was paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. In addition, we had used $7.1 million to fund operations and capital equipment purchases. We invested the remainder of the proceeds in investment-grade, interest bearing instruments, pending their use to fund working capital and capital expenditures.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 25, 2005 at 13950 Stowe Drive, Poway, California at 11:00a.m.  Of the 18,134,425 shares of common stock entitled to vote at the meeting, 15,402,279 shares, representing 85% of the votes eligible to be cast, were represented at the meeting in person or by proxy, constituting a quorum.  The voting results are presented below.

(a)  The stockholders elected six directors to serve for a one-year term until the 2006 Annual Meeting of Stockholders. The votes regarding the election of directors were as follows:

Name	Votes in Favor	Votes Withheld
Timothy J. Wollaeger	15,380,277	22,002
Gerhard F. Burbach	15,394,629	7,650
Raymond V. Dittamore	15,361,444	40,835
R. King Nelson	15,381,131	21,148
Kenneth E. Olson	15,394,629	7,650
Douglas Reed, M.D.	15,394,479	7,800

(b)  The stockholders ratified the selection of Ernst & Young LLP as independent auditor to the Company for the fiscal year ending December 31, 2005. There were 15,343,720 votes cast for the proposal, 2,155 against the proposal, 56,404 abstentions and zero broker non-votes.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation
3.2(1)	Restated Bylaws
4.1(2)	Form of Specimen Stock Certificate
4.2 (3)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended
10.1	Summary of Officer Compensation Arrangements, as amended
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

DIGIRAD CORPORATION

Date: July 28, 2005	By: /s/ Gerhard F. Burbach
Gerhard F. Burbach President and Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2005	By: /s/ Todd P. Clyde
Todd P. Clyde Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation
3.2(1)	Restated Bylaws
4.1(2)	Form of Specimen Stock Certificate
4.2 (3)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended
10.1	Summary of Officer Compensation Arrangements, as amended
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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