Form 10-Q
period 2005-09-30
DIGIRAD CORP
filed 2005-11-04
CIK 707388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

As of October 31, 2005, the registrant had 18,699,131 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004
Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004
Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004
Notes to Unaudited Consolidated Financial Statements
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
Item 6. Exhibits
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Digirad Corporation

Consolidated Balance Sheets

(In thousands, except par value amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,926	$11,348
Securities available-for-sale	37,308	44,215
Accounts receivable, net	8,878	10,017
Inventories, net	6,462	6,980
Other current assets	1,746	1,620
Total current assets	65,320	74,180
Property and equipment, net	10,992	11,182
Intangibles, net	379	542
Restricted cash	120	120
Total assets	$76,811	$86,024

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,694	$4,313
Accrued compensation	2,195	2,410
Accrued warranty	865	1,219
Other accrued liabilities	3,758	2,651
Deferred revenue	3,033	2,344
Current portion of debt	890	2,228
Total current liabilities	13,435	15,165
Long-term debt, net of current portion	480	1,754
Other Long-term Liabilities	354	371
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized at September 30, 2005 and December 31, 2004; no shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, $0.0001 par value: 150,000 shares authorized at September 30, 2005 and December 31, 2004; 18,697 and 18,075 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	2	2
Additional paid-in capital	150,056	149,845
Accumulated other comprehensive loss	(193)	(97)
Deferred compensation	(378)	(920)
Accumulated deficit	(86,945)	(80,096)
Total stockholders’ equity	62,542	68,734
Total liabilities and stockholders’ equity	$76,811	$86,024

See accompanying notes.

Digirad Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
DIS	$12,604	$11,023	$38,166	$32,725
Product	4,748	6,201	12,618	17,657
Total revenues	17,352	17,224	50,784	50,382
Cost of revenues:
DIS	9,185	7,702	27,031	22,476
Product	4,726	3,674	11,647	11,297
Stock-based compensation	32	96	129	342
Total cost of revenues	13,943	11,472	38,807	34,115
Gross profit	3,409	5,752	11,977	16,267
Operating expenses:
Research and development	899	872	2,712	2,197
Sales and marketing	1,817	1,852	5,519	5,492
General and administrative	3,694	2,521	11,069	7,164
Amortization of intangible assets	139	16	173	48
Stock-based compensation	71	172	282	610
Total operating expenses	6,620	5,433	19,755	15,511
Income (loss) from operations	(3,211)	319	(7,778)	756
Other income (expense):
Interest income	423	237	1,163	279
Interest expense	(49)	(176)	(185)	(788)
Other	10	6	(49)	(24)
Total other income (expense)	384	67	929	(533)
Net income (loss)	(2,827)	386	(6,849)	223
Accretion of deferred issuance costs on preferred stock	—		—	(161)
Net income (loss) applicable to common stockholders	$(2,827)	$386	$(6,849)	$62

Net income (loss) per common share - basic and diluted (1)	$(0.15)	$0.02	$(0.37)	$0.01
Shares used in computing net loss per common share:
Weighted average shares outstanding – basic	18,690	18,011	18,390	7,388
Weighted average shares outstanding – diluted	18,690	19,392	18,390	16,125

The composition of stock-based compensation is as follows:
Cost of product revenue	$9	$45	$45	$164
Cost of DIS revenue	23	51	84	178
Research and development	15	33	54	107
Sales and marketing	8	24	39	113
General and administrative	48	115	189	390
	$103	$268	$411	$952

(1)

As a result of the conversion of our preferred stock into 12.4 million shares of our common stock upon the completion of our initial public offering in June 2004 of 5,500,000 shares of our common stock, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented above. Please refer to Note 7 for the pro forma basic and diluted net loss per share calculations for the periods presented.

See accompanying notes.

Digirad Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2005	2004
Operating activities
Net loss	$(6,849)	$223
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,695	2,261
Loss on disposal of assets	65	30
Amortization of premium on securities available-for-sale	375	35
Amortization of intangibles	173	48
Stock-based compensation	411	952
Changes in operating assets and liabilities:
Accounts receivable	1,139	2,045
Inventories	587	(1,501)
Other assets	(126)	(535)
Accounts payable	(1,619)	(196)
Accrued compensation	(215)	54
Accrued warranty, deferred rent and other accrued liabilities	736	1,763
Deferred revenue	689	676
Net cash provided (used) by operating activities	(1,939)	5,855
Investing activities
Purchases of securities available-for-sale	(21,964)	(29,570)
Maturities of securities available-for-sale	28,400	—
Purchases of property and equipment	(2,639)	(3,135)
Patents and other assets	(10)	(45)
Net cash provided (used) by investing activities	3,787	(32,750)
Financing activities
Issuances of common stock	342	58,842
Net repayments under lines of credit	—	(9,356)
Proceeds from capital lease financing	—	312
Repayment of obligations under capital leases	(2,612)	(1,595)
Repayment of notes payable to stockholders	—	(735)
Net cash provided (used) by financing activities	(2,270)	47,468
Net increase (decrease) in cash and cash equivalents	(422)	20,573
Cash and cash equivalents at beginning of period	11,348	7,681
Cash and cash equivalents at end of period	$10,926	$28,254

Supplemental information:
Cash paid during the period for interest	$145	$159

See accompanying notes.

DIGIRAD CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Intercompany accounts have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year. For further information see our financial statements and related disclosures thereto for the year ended December 31, 2004 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2005	2004
Raw materials.	$2,474	$2,308
Work-in-progress	4,149	4,046
Finished goods	715	1,041
	7,338	7,395
Less reserves for excess and obsolete inventories.	(876)	(415)
	$6,462	$6,980

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

The activities in our warranty reserve are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$930	$1,269	$1,219	$1,051
Charges to cost of revenues	331	478	875	1,476
Applied to liability	(396)	(433)	(1,229)	(1,213)
Balance at end of period	$865	$1,314	$865	$1,314

4. Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2005	2004
Machinery and equipment	$20,293	$19,226
Furniture and fixtures.	350	337
Computers and software	3,294	2,845
Leasehold improvements	701	516
Construction in process	189	22
	24,827	22,946
Less accumulated depreciation and amortization	(13,835)	(11,764)
	$10,992	$11,182

5. Comprehensive Income

Comprehensive income consists of the following components (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(2,827)	$386	$(6,849)	$223
Unrealized losses on marketable securities	(44)	(6)	(96)	(6)

Comprehensive income	$(2,871)	$380	$(6,945)	$217

6. Stock-Based Compensation

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss) applicable to common stockholders, as reported	$(2,827)	$386	$(6,849)	$62
Add: total stock-based employee compensation included in reported net loss	103	268	411	952
Less: total stock-based employee compensation determined under the fair value method for all awards	(1,017)	(682)	(2,732)	(1,448)
Pro forma net loss	$(3,741)	$(28)	$(9,170)	$(434)

Basic and diluted net income (loss) per common share - as reported	$(0.15)	$0.02	$(0.37)	$0.01

Basic and diluted net loss per common share - pro forma	$(0.20)	$—	$(0.50)	$(0.06)

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

The following assumptions were utilized for the calculations during each period:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Expected dividend yield	—	—	—	—
Risk-free interest rate	3.98%	3.50%	3.99%	3.27%
Expected volatility	75%	75%	75%	34%
Expected life (in years)	5	5	5	5

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

7. Net Income (Loss) Per Share

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

Upon the completion of our initial public offering, all of our previously outstanding preferred shares converted into 12.4 million shares of our common stock. As a result of the issuance of these common shares, there is a lack of comparability in both the basic and diluted net income per share amounts for the nine month period ended September 30, 2004. In order to provide a more relevant measure of our operating results, an unaudited pro forma net loss per share calculation has been included. The shares used to compute unaudited pro forma basic and diluted net income (loss) per share include the assumed conversion of all outstanding shares of preferred stock into shares of common stock using the as-if converted method as of the beginning of each period presented or the date of issuance, if later.

Historical and pro forma basic and diluted net income (loss) per share were calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Historical:
Numerator:
Net income (loss)	$(2,827)	$386	$(6,849)	$223
Accretion of deferred issuance costs on preferred stock	—	—	—	(161)
Net income (loss) applicable to common stockholders – basic and diluted	$(2,827)	$386	$(6,849)	$62
Denominator:
Weighted average common shares outstanding – basic	18,690	18,011	18,390	7,388
Effect of dilutive securities:
Conversion of preferred stock	—	—	—	7,357
Options .	—	1,360	—	1,359
Warrants	—	21	—	21

Weighted average common shares outstanding – diluted	18,690	19,392	18,390	16,125

Basic and diluted net income (loss) per common share	$(0.15)	$0.02	$(0.37)	$0.01

Pro forma:
Numerator:
Net income (loss)– basic and diluted	$(2,827)	$386	$(6,849)	$223
Denominator:

Weighted average common shares outstanding – basic	18,690	18,011	18,390	7,388
Pro forma adjustments to reflect weighted average effect of assumed conversion of preferred stock	—	—	—	7,357
Pro forma weighted average common shares outstanding – basic	18,690	18,011	18,390	14,745

Weighted average common shares outstanding – diluted	18,690	19,392	18,390	16,125

Pro forma adjustments	—	—	—	—
Pro forma weighted average common shares outstanding – diluted	18,690	19,392	18,390	16,125

Basic pro forma net income (loss) per common share	$(0.15)	$0.02	$(0.37)	$0.02
Diluted pro forma net income (loss) per common share	$(0.15)	$0.02	$(0.37)	$0.01

8. Segments

The Company has two reportable segments:  DIS and Product.  DIS collectively refers to our wholly-owned subsidiaries, Digirad Imaging Solutions, Inc. and Digirad Imaging Systems, Inc.  Through DIS, we offer FlexImaging, our mobile and comprehensive leasing service for physicians who wish to perform nuclear cardiology and nuclear medicine procedures in their offices, but do not have the patient volume, capital, or personnel to justify purchasing an imaging system.  Our product revenue results primarily from selling solid-state gamma cameras, imaging chairs, upgrades and accessories, such as printers, viewing workstations and networking solutions, and from our maintenance contracts.  We sell our imaging systems to physician offices, hospitals, and imaging centers primarily in the United States, although we have sold a small number of imaging systems internationally.  We have determined our reporting segments based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the operating income contributed by each segment.

Segment results are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Gross profit by segment:
DIS	$3,397	$3,271	$11,051	$10,072
Product	12	2,481	926	6,195
Consolidated gross profit	$3,409	$5,752	$11,977	$16,267

Income (loss) from operations by segment:
DIS	$(230)	$472	$181	$1,925
Product	(2,981)	(153)	(7,959)	(1, 169)
Consolidated income (loss) from operations	$(3,211)	$319	$(7,778)	$756

Depreciation, and amortization of intangible assets by segment:
DIS	$628	$566	$1,855	$1,599
Product	410	244	1,012	711
Consolidated depreciation and amortization	$1,038	$810	$2,867	$2,310

Identifiable assets by segment:
DIS	$16,546	$16,606	$16,546	$16,606
Product	60,265	69,517	60,265	69,517
Consolidated assets	$76,811	$86,123	$76,811	$86,123

Foreign sales have not been significant in any of the periods presented.

9.  Recent Accounting Pronouncements

In March 2005, the SEC released Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment” (SAB 107). SAB 107 provides the SEC staff position regarding the application of SFAS No. 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB 107 on its condensed consolidated financial statements as it prepares to adopt SFAS 123R.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (SFAS 95). Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123R on January 1, 2006.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. Determining the exact impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the assumptions for the variables which impact the computation. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share elsewhere in Note 1 of the Company’s condensed consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce the Company’s net operating cash flows and increase net financing cash flows in periods after adoption.

10.  Commitments and Contingencies

Compliance with Laws and Regulations

We are directly or indirectly through our clients, subject to extensive regulation by both the federal government and the states and foreign countries in which we conduct business. The healthcare laws applicable to us are complex and are subject to variable interpretations. We have established a compliance program to identify any compliance issues, correct any identified issues and assist us in remaining in compliance with the applicable healthcare laws and have instituted other safeguards intended to help prevent any violations of the laws and to remedy any situations that could give rise to violations.

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

In September 2005, we received notice from the Nuclear Regulatory Commission of an apparent license violation relating to findings by the Commission’s Office of Investigation of (a) the deliberate submission of inaccurate information to us by a physician listed as an authorized user on our license; and (b) our submission of that information to the Commission, not knowing that the information was false.  We have agreed to attend a mediation in the matter.  The mediation could result in an agreement by us to make certain payments and implement corrective action.  An unsuccessful mediation could result in enforcement action, including the imposition of fines and restrictions on or conditions to our license.

In the normal course of business, we have been and will likely continue to be subject to litigation or administrative proceedings incidental to our business, such as claims related to customer disputes, employment practices, including lay-offs, product liability, professional liability, commercial disputes, licensure restrictions or denials, warranty or patent infringement. Responding to litigation or administrative proceedings, regardless of whether it has merit, can be expensive and disruptive to normal business operations. As litigation and the administrative proceedings are inherently uncertain, we cannot predict the outcome of such matters. We can provide no assurance that the ultimate outcome, either individually or in the aggregate, will not have a material adverse effect on our business or financial results.

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

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control.  Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.”  Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, product development, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations.  In this report, for example, we make forward-looking statements regarding our expectations about the revenue growth in DIS as we expand into new markets and continue to penetrate existing markets, expectations of increasing sales shifting from our dual head to triple head cameras, continuing to strengthen our sales team and focus on DIS expansion and various research and development initiatives, persistent pricing pressures affecting our sales of dual-headed gamma cameras, the length of the sales cycle in our DIS business for some of our customers, the effect on our business of changes to the Stark Law, continuing investments in research and development initiatives to enhance our system software, improve system sensitivity, reduce product costs and enhance reliability, the testing and roll-out of our Cardius-3 camera into DIS and the value it can represent to our customers, our belief that DIS revenue will continue to represent a larger percentage of our consolidated revenue than our product business revenue, and considerations for the assessment of our DIS camera fleet, and the effects of the new appropriateness criteria for cardiac imaging.  Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would,” or similar expressions.  For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

Revenues

Our revenues are generated within two primary operating segments: our DIS business and product sales. DIS collectively refers to our wholly-owned subsidiaries, Digirad Imaging Solutions, Inc. and Digirad Imaging Systems, Inc. Through DIS, we offer FlexImaging, our mobile and comprehensive leasing service for physicians who wish to perform nuclear cardiology and nuclear medicine procedures in their offices, but prefer not to purchase an imaging system.  We also offer DigiTech leases, a service similar to FlexImaging services, except that the physician office, hospital or imaging center owns its camera.  DIS leasing services are currently provided in 22 states and the District of Columbia. Physicians enter into annual contracts for imaging services delivered on a per-day basis. Our typical annual lease contracts provide service coverage ranging from once per month to three times or more per week, adjusted for holidays and vacations.  We experience some seasonality in our DIS business as a result of holidays, inclement weather and summer slowdowns, principally relating to vacations.  Historically, these variables have had the most effect on our third quarter operating results.

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

Trends and Drivers

Continued DIS growth in the first nine months of 2005 as compared to the same period in 2004, was due to expansion of our DIS services to new customers, increasing services to existing customers and higher customer retention.  However, we also saw a decrease in our rate of growth during this time frame as DIS attracted fewer new customers, the number of lease days per new customer declined and our efforts to expand into new territories were slower than expected.  We believe this trend was driven mainly by sales management vacancies, underperformance by our sales force and an increasing proportion of our sales being to internists whose practice volumes are lower than those of cardiologists and we believe result in a moderate lengthening in the DIS sales cycle.  Furthermore, there was a decrease in the number of new DigiTech leases entered into in the first nine months of 2005 compared to the same period in 2004.

In the product business, data from the National Electrical Manufactures’ Association, or NEMA, suggests that orders for nuclear medicine cardiology imaging systems in the United States will stay at approximately the same levels for 2005 as compared to 2004, and that purchases of multi-head cameras will far outpace those of single-head cameras.   Historically, our single head gamma cameras have represented the majority of our camera sales.  However, consistent with the NEMA data, we have seen an increasing percentage of our sales shifting to our dual head and triple head cameras.  Due mainly to sales management vacancies and underperformance by our sales force, our third quarter 2005 results were lower than results for the comparable quarter of 2004.  The third quarter of 2005 product orders improved significantly after what we believe was a transient drop in orders in the second quarter of 2005, attributable to organizational changes.

In the third quarter of 2005, we hired a President for DIS, began to fill vacancies in sales management, marketing and operations, and continued to assess our existing sales team, including those in new geographical areas.  We will continue to attempt to strengthen our sales team and focus on DIS expansion and various research and development initiatives designed to achieve clinical leadership in our field.  During the third quarter of 2005, we deployed two cameras into DIS.  Consolidated margins were negatively affected by a lack of production in the product business creating a significant excess capacity charge.  As we focused on improving manufacturing efficiencies, our net inventory decreased by $2.4 million from the end of the last quarter. We have not yet been able to gain greater traction in the multi-head camera market with our Cardius-2 dual-head camera or our recently launched Cardius-3 triple-head camera.  Acceptance of our Cardius-3 triple-head camera, featuring high count imaging statistics and high patient throughput, continues to lag behind our expectations, as we sold only eight of these cameras during the first nine months of the year.  Our main market obstacles in the multi-headed camera segment are downward pricing pressure from competitors, product feature gaps compared to competitors, such as software, leading to our inability to fully exploit the differential advantages of solid-state technology.  Our marketing efforts are focused on obtaining additional clinical validation and luminary acceptance of our premium products.

Our market is affected by continuing pressures by third party payors to reduce healthcare expenditures.  In August 2005, the Centers for Medicare and Medicaid Services, or CMS, proposed changes to the relative value units under the Resource Based Relative Value Scale physician reimbursement system that, if finalized as proposed, could decrease overall reimbursements for nuclear medicine procedures by some five percent.  This estimate reflects CMS’s proposed changes to the universe of nuclear medicine procedures and the specific impact for solely diagnostic imaging procedures is unclear.  Because we charge customers based on a flat lease rate, we cannot predict whether or to what extent the proposed Medicare reimbursement reduction, if finalized, will impact our business. CMS also proposed including nuclear medicine procedures to the list of designated health services subject to the physician self-referral prohibitions under the Ethics in Patient Referrals Act of 1989, also known as the Stark Law.  However, this proposed change, if finalized, should not significantly affect our business based on the potential availability of exceptions of the Stark Law. Also, several third party payors in geographic locations currently served by us issued guidelines prohibiting our physician customers from obtaining reimbursement for procedures they perform unless they own or lease our cameras on a full time basis.  These and other payors also require physicians and providers to obtain certain accreditations or certifications in order to obtain reimbursement for nuclear imaging procedures.  Should such accreditation or certification requirements become more frequent, non-cardiologists may not be able to obtain reimbursement for nuclear imaging procedures, a trend that could decrease sales in our product and DIS businesses.  Consistent with our commitment to providing high quality services and to comply with what may be an emerging reimbursement requirement trend among payors, we have obtained accreditation of one of our hub locations by the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories, and are seeking such accreditation for our other DIS hubs and fixed sites.

Looking forward, we expect to continue to invest in research and development initiatives to enhance our system software, improve system sensitivity, reduce product costs and enhance reliability.  Testing of a mobile version of the Cardius-3 imager continues, and we believe that this camera, subject to its successful clinical and beta-testing and a measured roll-out into DIS, can provide value to our DIS customer physicians.  Our efforts in DIS will be focused on improving operational efficiencies, decreasing costs of delivery, improving service to our existing customers and attracting new customers in existing and expansion territories.

Results of Operations

The following table sets forth our results from operations, expressed as percentages of revenues for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
DIS	72.6%	64.0%	75.2%	65.0%
Product	27.4	36.0	24.8	35.0
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
DIS	52.9	44.7	53.2	44.6
Product	27.3	21.3	22.9	22.4
Stock-based compensation	0.2	0.6	0.3	0.7
Total cost of revenues	80.4	66.6	76.4	67.7
Gross profit	19.6	33.4	23.6	32.3
Operating expenses:
Research and development	5.2	5.1	5.3	4.4
Sales and marketing	10.5	10.8	10.9	10.9
General and administrative	21.3	14.6	21.8	14.2
Amortization and impairment of intangible assets	0.8	0.1	0.3	0.1
Stock-based compensation	0.4	1.0	0.6	1.2
Total operating expenses	38.2	31.6	38.9	30.8
Income (loss) from operations	(18.6)	1.8	(15.3)	1.5
Other income (expense)	2.3	0.4	1.8	(1.1)
Accretion of deferred issuance costs on preferred stock	—	—	—	(0.3)
Net loss applicable to common stockholders	(16.3)%	2.2%	(13.5)%	0.1%

Comparison of Three Months Ended September 30, 2005 and 2004

Revenues

Consolidated.    Consolidated revenues increased to $17.4 million for the three months ended September 30, 2005 from $17.2 million for the three months ended September 30, 2004, which represented an increase of $0.2 million, or 0.7%, primarily as a result of an increase in demand for our DIS imaging services which more than offset a decrease in gamma camera sales.  DIS and product revenue accounted for 72.6% and 27.4%, respectively, of total revenues for the three months ended September 30, 2005, compared to 64.0% and 36.0%, respectively, for the three months ended September 30, 2004.  We expect DIS revenue to continue to represent the greater percentage of our consolidated revenue, compared to our product revenue.

DIS.    Our DIS revenue increased to $12.6 million for the three months ended September 30, 2005 from $11.0 million for the three months ended September 30, 2004, which represented an increase of $1.6 million, or 14.3%. The increase in DIS revenue resulted from an increase in the number of DIS service days to 3,471 for the three months ended September 30, 2005 from 3,048 for the three months ended September 30, 2004, which was primarily attributable to an increase in the number of physicians entering into our DIS services contracts. Our DIS business operated 76 imaging systems as of September 30, 2005 compared to 67 as of September 30, 2004.  DIS revenue for the three months ended September 30, 2005 declined by approximately $0.6 million from the previous fiscal quarter due principally to summer seasonality and a lower number of new customers entering into lease contracts in the third quarter of 2005.

Product.    Our product revenue decreased to $4.7 million for the three months ended September 30, 2005 from $6.2 million for the three months ended September 30, 2004, which represented a decrease of $1.5 million, or 23.4%. The decrease in product revenues is attributable to a decline in the sales of gamma cameras which we believe resulted primarily from vacancies in our sales organization and disruptions in sales activities during the third quarter resulting from changes in the management structure of the sales organization.  We sold 13 new cameras and one upgrade in the third quarter of 2005 compared to 22 cameras without upgrades in the third quarter of 2004.  We have historically experienced pricing pressures on our dual head gamma cameras and we expect this pricing pressure to persist.

Gross Profit

Consolidated.    Consolidated gross profit decreased to $3.4 million for the three months ended September 30, 2005 from $5.8 million for the three months ended September 30, 2004, which represents a decrease of $2.4 million, or 40.7%.  The decrease in consolidated gross profit is principally attributable to the decline in our Product segment gross profit.  Consolidated gross profit as a percentage of revenue decreased to 19.6% for the three months ended September 30, 2005 from 33.4% for the three months ended September 30, 2004, primarily as a result of the product segment generating a near zero gross profit margin due principally to excess manufacturing capacity costs of $0.7 million resulting from low production volume.

DIS.    Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation and other costs associated with the provision of services. Cost of DIS revenue increased to $9.2 million for the three months ended September 30, 2005 from $7.7 million for the three months ended September 30, 2004, which represents an increase of $1.5 million, or 19.3%, primarily as a result of an increase in DIS lease days.  Our clinical headcount relating to our DIS business increased to 186 employees at September 30, 2005 from 158 employees at September 30, 2004.  Employee turnover in DIS remains at high levels, in part due to the rigors of the DIS operational day.  The retention of our clinical staff is a key element in maintaining our DIS gross profit margins, and accordingly, we are implementing programs designed to increase our DIS employee retention.  DIS gross profit increased to $3.4 million for the three months ended September 30, 2005 from $3.3 million for the three months ended September 30, 2004, which represents an increase of $0.1 million, or 3.0%, as a result of increased DIS revenues generated in providing our imaging services. DIS gross profit as a percentage of DIS revenue was 27.1% for the three months ended September 30, 2005 compared to 30.1% for the three months ended September 30, 2004 mainly due to the impact of adjustments in radiopharmaceutical expenses and increased labor costs.

Product.    Cost of goods sold primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Warranty costs are charged to cost of goods sold in the period our cameras are sold and are based on our historical experience with failure rates and repair costs.  Cost of goods sold increased to $4.7 million for the three months ended September 30, 2005 from $3.7 million for the three months ended September 30, 2004, which represents an increase of $1.0 million, or 28.6%. Product gross profit decreased to $22,000 for the three months ended September 30, 2005 from $2.5 million for the three months ended September 30, 2004, which represents a decrease of $2.5 million, or 99.1%, due to the decline in the number of cameras sold during the quarter and unfavorable absorption variances attributable to a significant reduction in our production volume resulting in excess capacity costs of $0.7 million.  Product gross profit as a percentage of product revenue decreased to 0.5% for the three months ended September 30, 2005 from 40.8% for the three months ended September 30, 2004.

Operating Expenses

Research and Development.    Research and development expenses consist primarily of costs associated with the design,

development, testing, and enhancement of our products and with engineering materials. The primary costs are salaries and fringe benefits, consulting fees, facilities and overhead costs and nonrecurring engineering costs.  Research and development expenses were $0.9 million for the three months ended September 30, 2005, and were unchanged from the comparable prior year period.  For the three months ended September 30, 2005, research and development expenses were 5.2% of total revenue, compared to 5.1% for the three months ended September 30, 2004.  Our research and development efforts occur principally within our products segment.  In the future, we expect to increase our investment on research and development as we seek to innovate and continue to improve our existing technology.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and tradeshow costs. Sales and marketing expenses decreased to $1.8 million for the three months ended September 30, 2005, from $1.9 million for the three months ended September 30, 2004, which represents a decrease of $0.1 million, or 1.9%. This decrease was primarily attributable to a decrease in sales commission costs in the product segment due to a low number of camera sales.  For the three months ended September 30, 2005, sales and marketing expenses were 10.5% of total revenue, compared to 10.8% for the three months ended September 30, 2004.

General and Administrative.    General and administrative expenses consist primarily of salaries and other related costs for finance and accounting, human resources and other personnel, as well as legal and other professional fees and insurance. General and administrative expenses increased to $3.7 million for the three months ended September 30, 2005 from $2.5 million for the three months ended September 30, 2004, which represents an increase of $1.2 million, or 46.5%. Increases in headcount, recruiting costs, professional fees and other costs primarily related to our internal control efforts to comply with section 404 of the Sarbanes-Oxley Act and costs, as well as $0.2 million incurred to settle ongoing legal matters, all contributed to increased general and administrative expenses. For the three months ended September 30, 2005, general and administrative expenses amounted to 21.3% of total revenue compared to 14.6% for the three months ended September 30, 2004.  In addition, in the normal course of business, we have been and will likely continue to be subject to routine litigation incidental to our business, such as claims related to customer disputes, employment practices, product liability, warranty or patent infringement. As our business continues to grow, we anticipate that the volume of these claims is likely to increase.  The substantial costs of litigation or an adverse outcome could materially increase our anticipated operating expenses.

Stock-Based Compensation Charges.    Deferred compensation for stock options granted to employees has been determined as the difference between the exercise price and the fair value of our common stock on the date of grant. Options or awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123 and periodically remeasured in accordance with EITF 96-18 and recognized over the respective service or vesting period. These amounts are initially recorded as a component of stockholders’ equity and are amortized, on an accelerated basis, as a non-cash charge to cost of revenues and operations over the vesting period of the options. In connection with the grant of stock options to employees, we recorded amortization of stock-based compensation of $0.1 million and $0.3 million for the three months ended September 30, 2005 and 2004, respectively.

Other Income (Expense)

Interest income increased to $0.4 million for the three months ended September 30, 2005 from $0.2 million for the three months ended September 30, 2004.  This increase is primarily due to higher average interest rates and associated return on investments.

Interest expense decreased to $49,000 for the three months ended September 30, 2005 from $0.2 million for the three months ended September 30, 2004. The reduction is a result of the reduction of amounts outstanding under capital leases.

Net Loss

Net loss was $2.8 million for the three months ended September 30, 2005 compared to net income of $0.4 million for the three months ended September 30, 2004, primarily due to a decline in gamma camera sales, manufacturing variances from low manufacturing volumes and an increase in general and administrative expenses discussed above.

Comparison of Nine Months Ended September 30, 2005 and 2004

Revenues

Consolidated.    Consolidated revenues increased to $50.8 million for the nine months ended September 30, 2005 from $50.4 million for the nine months ended September 30, 2004, which represented an increase of $0.4 million, or 0.8%, primarily as a result of increased demand for our DIS imaging services which offset the decrease in revenue from our product segment.  DIS and product revenue accounted for 75.2% and 24.8%, respectively, of total revenues for the nine months ended September 30, 2005, compared to 65.0% and 35.0%, respectively, for the nine months ended September 30, 2004.

DIS.    Our DIS revenue increased to $38.2 million for the nine months ended September 30, 2005 from $32.7 million for the nine months ended September 30, 2004, which represented an increase of $5.5 million, or 16.6%. The increase in DIS revenue resulted from an increase in the number of DIS service days to 10,465 for the nine months ended September 30, 2005 from 8,747 for the nine months ended September 30, 2004, which was primarily attributable to an increase in the number of physicians entering into our DIS services contracts and an increase in the retention of current DIS customers.

Product.    Our product revenue decreased to $12.6 million for the nine months ended September 30, 2005 from $17.7 million for the nine months ended September 30, 2004, which represented a decrease of $5.1 million, or 28.5%. The decrease in product revenues is attributable to a decline in the sales of gamma cameras resulting primarily from vacancies in the sales organization and disruptions in sales activities resulting from changes in the management of the sales organization, and a decline in the number of single head cameras sold.

Gross Profit

Consolidated.    Consolidated gross profit decreased to $12.0 million for the nine months ended September 30, 2005 from $16.3 million for the nine months ended September 30, 2004, which represents a decrease of $4.3 million, or 26.4%.  The decrease in consolidated gross profit is primarily attributable to the decline in the number of gamma cameras sold, unfavorable variances attributable to a reduction in production volumes resulting in excess capacity costs of $0.7 million in the third quarter of 2005 and inventory-related charges of $0.6 million recorded in the second quarter of 2005.  Consolidated gross profit as a percentage of revenue decreased to 23.6% for the nine months ended September 30, 2005 from 32.3% for the nine months ended September 30, 2004.

DIS.    Cost of DIS revenue increased to $27.0 million for the nine months ended September 30, 2005 from $22.5 million for the nine months ended September 30, 2004, which represents an increase of $4.5 million, or 20.3%, primarily as a result of an increase in the number of DIS leasing days resulting from new contracts with new physicians.  DIS gross profit increased to $11.1 million for the nine months ended September 30, 2005 from $10.2 million for the nine months ended September 30, 2004, which represents an increase of $0.9 million, or 8.6%, as a result of increased DIS revenues generated in providing our imaging services. DIS gross profit as a percentage of revenue was 29.2% for the nine months ended September 30, 2005 compared to 31.3% for the nine months ended September 30, 2004.

Product.     Cost of goods sold increased to $11.6 million for the nine months ended September 30, 2005 from $11.3 million for the nine months ended September 30, 2004, which represents an increase of $0.3 million, or 3.1%. Product gross profit decreased to $1.0 million for the nine months ended September 30, 2005 from $6.4 million for the nine months ended September 30, 2004, which represents a decrease of $5.4 million, or 84.7%, primarily as a result of a decline in the number of gamma cameras sold, unfavorable variances attributable to a reduction in production volumes resulting in excess capacity costs of $0.7 million in the third quarter of 2005 and inventory-related charges of $0.6 million recorded in the second quarter of 2005.  Product gross profit as a percentage of revenue decreased to 7.7% for the nine months ended September 30, 2005 from 36.0% for the nine months ended September 30, 2004.

Operating Expenses

Research and Development.    Research and development expenses increased to $2.7 million for the nine months ended September 30, 2005 from $2.2 million for the nine months ended September 30, 2004, which represents an increase of $0.5 million, or 23.4%. This increase was primarily attributable to increased headcount.  For the nine months ended September 30, 2005, research and development expenses were 5.3% of total revenue, compared to 4.4% for the nine months ended September 30, 2004.

Sales and Marketing.     Sales and marketing expenses totaled $5.5 million for the nine months ended September 30, 2005 and were unchanged from the comparable prior year period.  Sales and marketing expenses were 10.9% of total revenue in both 2005 and 2004.

General and Administrative.    General and administrative expenses increased to $11.1 million for the nine months ended September 30, 2005 from $7.2 million for the nine months ended September 30, 2004, which represents an increase of $3.9 million, or 54.5%. Increases in headcount, recruiting costs, professional fees, costs related to our internal control efforts to comply with section 404 of the Sarbanes-Oxley Act and other costs related to operating as a public company all contributed to increased general and administrative expenses. For the nine months ended September 30, 2005, general and administrative expenses amounted to 21.8% of total revenue compared to 14.2% for the nine months ended September 30, 2004.

Stock-Based Compensation Charges.    We recorded amortization of stock-based compensation of $0.4 million and $1.0 million for the nine months ended September 30, 2005 and 2004, respectively.

Other Income (Expense).    Interest income increased to $1.2 million for the nine months ended September 30, 2005 from $0.3 million for the nine months ended September 30, 2004.  This increase is primarily due to higher average cash and investment balances as a result of the proceeds from our initial public offering in June 2004.

Interest expense decreased to $0.2 million for the nine months ended September 30, 2005 from $0.8 million for the nine months ended September 30, 2004. The reduction is a result of the repayment of two credit lines and a reduction of amounts outstanding on capital leases.

Net Loss.    The net loss was $6.8 million for the nine months ended September 30, 2005 compared to net income of $0.2 million for the nine months ended September 30, 2004, primarily due to the decline in gamma camera sales, unfavorable variances attributable to a reduction in production volumes and inventory-related charges of $0.6 million recorded in the second quarter of 2005 and the increase in general and administrative expenses discussed above.

Liquidity and Capital Resources

We require capital principally for working capital, debt service and capital expenditures.  Working capital is required principally to finance accounts receivable and inventory.  Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of deliveries and the payment cycles of our customers.  Our capital expenditures consist primarily of DIS cameras and vans, computer hardware and software.  Through May 2004, we funded our operations principally through private placements of equity securities.  In June 2004, we completed our initial public offering and received net proceeds of $58.8 million. As of September 30, 2005, we had cash, cash equivalents and investments totaling $48.2 million.  We currently invest our cash reserves in money market funds, high-grade auction rate securities and U.S. government or corporate debt securities.  Based upon our current level of expenditures, we believe the proceeds from our initial public offering, together with cash flows from operating activities will be adequate to meet our anticipated cash requirements for working capital, debt service and capital expenditures for at least the next 12 months.

Net cash used by operations was approximately $1.9 million for the nine months ended September 30, 2005.  The net use of cash during the period resulted from the net loss for the period (net of non-cash expenses such as depreciation and amortization of stock-based compensation), partially offset by a reduction in working capital requirements as accounts receivable levels were reduced during the period.

Net cash provided by investing activities amounted to approximately $3.8 million for the nine months ended September 30, 2005, and reflects $6.4 million of net maturities of our securities available-for-sale, partially offset by $2.6 million of capital expenditures primarily associated with our DIS operations.

Net cash used by financing activities amounted to approximately $2.3 million for the nine months ended September 30, 2005, and primarily reflects the repayment of capital lease obligations, net of proceeds of $0.3 million arising from the exercise of stock options.

As part of our strategy to provide excellence in our DIS nuclear imaging service, we are undertaking an assessment of our current DIS camera fleet to determine whether and when to deploy newer and more technically advanced models.  As part of this assessment, we will determine whether to replace or refurbish a number of cameras, and whether to launch an associated program to sell cameras we decide to replace.  Should we decide to sell the cameras taken out of the fleet, we may experience an impairment charge if we conclude that the sales value is less than the net book value.  The results of our assessment could also result in a reduction in the depreciable life of our DIS cameras, which is currently seven years.

Critical Accounting Policies

There were no significant changes in critical accounting policies or estimates from those at December 31, 2004.  As discussed above, we are undertaking an assessment of our current DIS camera fleet.  The results of our assessment will include significant estimates concerning the sales value and the useful lives of this used equipment and therefore could also result in an impairment charge and a reduction of the depreciable lives of our DIS cameras.  For information on recent accounting pronouncements affecting our business, see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1.

Corporate Information

As of September 30, 2005, we hold trademark registrations in the United States for the following marks:  2020tc Imager®, CardiusSST®, Digirad®, Digirad Logo®, Digirad Imaging Solutions®, FlexImaging®  Cardius®, and  SPECTour®. We have trademark applications pending in the United States for the following marks: DigiServTM, DigiTechTM, SolidiumTM, SeeQuantaTM, AcqSmartTM, and SPECTpak PlusTM. We have obtained and sought trademark protection for some of these listed marks in the European Community and Japan.

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

The competitive nature of the nuclear imaging industry has had an impact on the price of our gamma cameras.  We experienced significant declines in product sales in the second quarter of 2005, and we believe that the market for single-headed cameras has recently experienced a moderate decline.  While we experienced increased product sales in the third quarter of 2005 as compared to the second quarter, our quarterly performance has not yet returned to levels we achieved in 2004.  Further, we anticipate that pricing pressures, including on our dual-headed cameras, will continue to impact our gamma camera product revenue and gross profit.

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

In providing comprehensive mobile nuclear imaging solutions, we generally compete against small businesses employing traditional vacuum tube cameras that must be transported in large vehicles and cannot be moved in and out of physician offices.  We also compete against a number of physicians or companies who use Digirad cameras in relatively small mobile imaging businesses which have the advantage of a lower cost structure.  In addition, we compete against a number of imaging centers that install nuclear gamma cameras and make them available to referring physicians in their geographic vicinity.

Changes in domestic and international laws, regulations, or coverage and reimbursement policies of third-party payors may adversely impact our ability to market and sell our products and services.

Physicians and hospitals purchasing and using our products rely on adequate third-party payor coverage and reimbursement to maintain their operations. Changes in domestic and international laws, regulations or coverage and reimbursement policies of third-party payors may adversely affect the demand for our existing and future products and services and may limit our ability to market and sell our products and services on a profitable basis. For example, on December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Medicare Modernization Act, which contains a wide variety of changes that impact Medicare reimbursement. We cannot predict what changes may be made to such laws, regulations, or coverage and reimbursement policies, but we believe that future coverage and reimbursement may be subject to increased restrictions both in the United States and in international markets. Additionally, we cannot be certain that under prospective payment systems, or established fee schedule payment formulas, under which healthcare providers may be reimbursed a fixed amount based on the patient’s condition or the type of procedure performed, the costs of our products and services will be justified and incorporated into the overall payment for the procedure. In August 2005, CMS proposed changes to the relative value units under the Resource Based Relative Value Scale physician reimbursement system that, if finalized as proposed, could decrease overall reimbursements for nuclear medicine procedures by some five percent.  This estimate reflects CMS’s proposed changes to the universe of nuclear medicine procedures and the specific impact for solely diagnostic imaging procedures is unclear.  Because we charge customers based on a flat lease rate, we cannot predict whether or to what extent the proposed Medicare reimbursement reduction, if finalized, will impact our business. If reimbursement limitations increase, sales of our gamma cameras could suffer and we may receive pressure from our customers to terminate or otherwise modify the lease arrangements for our DIS services.  Under such circumstances, our business, financial condition and results of operations could be materially adversely affected.  On March 1, 2005, the Medicare Payment Advisory Commission (“MedPac”) issued its semi-annual report to Congress, setting out, among other things, certain recommendations relative to diagnostic imaging, including requiring all providers who bill Medicare for the performance and interpretation of diagnostic imaging to meet certain standards, to include nuclear medicine as a designated health service under the Ethics in Patient Referrals Act and to improve coding edits for imaging studies.  It is impossible to predict whether any of the recommendations will be adopted; however, such recommendations, if adopted, could have an adverse effect on utilization of our services and products.  Third-party payors continue to act to contain or reduce healthcare costs through various means, including the movement to managed care systems where healthcare providers contract to provide comprehensive healthcare for a fixed fee per patient. We are aware of a number of third party payors in geographic locations currently served by us that issued guidelines prohibiting our physician customers from obtaining reimbursement for procedures they perform unless they own or lease our cameras on a full time basis.  These and other payors are also requiring physicians to be accredited by either the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories or by the American College of Radiology, and to meet certain other privileging standards, in order to obtain reimbursement for nuclear imaging procedures.  These privileging standards also exclude physicians who are not radiologists or cardiologists from obtaining reimbursements for nuclear imaging procedures.  We cannot assure you that these guidelines will be changed, or that they will not be adopted by other third party payors, including Medicaid and private insurers.  These continued efforts have resulted in several instances where third-party payors have refused to reimburse patients or healthcare providers for our imaging services.  Further, in October 2005, the American College of Cardiology Foundation and the American Society of Nuclear Cardiology issued new appropriateness criteria for cardiac imaging that we believe may result in a decrease of the overall number of nuclear imaging procedures being performed.  Any such decrease could negatively affect our DIS business and product sales.

A loss of key executives or failure to attract qualified managers, engineers and imaging technologists, or high employee attrition rates, could limit our growth and adversely affect our business.

Our success is dependent on the efforts of our key executives and technical, sales and managerial personnel and our ability to retain them.  The loss of any one or more of these individuals could place a significant strain on our remaining management team and we may have difficulty replacing any of these individuals.  We do not have any employment agreements with, or key person insurance on, any of our employees except with Mark Casner, the DIS President.

As previously reported, we recently hired Gerhard F. Burbach as our President and Chief Executive Officer, Peter Sullivan as our Senior Vice President of Operations, and Randy Weatherhead as our VP of Marketing.  In October 2005, we hired Mark Casner as DIS President.  Because of these changes, our senior management team has not worked together as a group for a significant length of time.  If our new management team is unable to work together effectively to implement our strategies, manage our operations and accomplish our objectives, our business, operations and financial results could be severely impaired.

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

We plan to grow our DIS business by expanding into several new states, adding new hub locations in states in which we currently operate and increasing hub utilization by adding physician customers and routes. As we undertake this expansion, we have hired and will need to continue to hire, train and retain qualified personnel. Our progress in expanding into new geographies has been slower than anticipated, and we cannot assure you that the new sales personnel we hire will be able to sell our leasing services at the rates we anticipate, or that physicians or hospitals in these new markets will accept our imaging products or services. Our expansion into additional domestic markets is subject to inherent risks, including those associated with compliance with applicable state laws regulations, including but not limited to laws and regulations concerning the use, storage, handling and disposal of radioactive materials, the acquisition of required licensures, compliance with state scope-of-practice laws, and difficulties in staffing and managing operations.  Our inability to expand into new markets for any of these reasons could diminish our prospects for growth and profitability.  We may find the laws of states in which we do not currently operate preclude us from operating our DIS business, or require us to change the structure in which we operate our DIS business in such states.

Because our imaging systems and DIS services are not widely diversified, a decrease in sales of our products and leasing services could seriously harm our business.

Our current product and leasing service offerings consist primarily of our line of gamma cameras, including our Cardius-1, Cardius-2, Cardius-3, 2020tc Imager and SPECTpak PLUS camera systems, each of which is designed for use in the nuclear imaging market segment and all of which utilize the same solid-state technology. In addition, we offer a mobile imaging leasing service through DIS, which includes an imaging system, certified personnel, required licensure and other support for nuclear imaging procedures. As such, our line of products and services is not as diversified as those of some of our competitors. In the second quarter of 2005, we experienced a major decline in our product sales. While our performance in product sales improved in the third quarter of 2005, we were unable to return to product sales levels we achieved in 2004 and the first quarter of 2005.  If such declines in the   sales of our products or leasing services were to continue, our business would be seriously harmed, and it would likely be difficult for us to recover because we do not have the breadth of products or services that would enable us to sustain our business while seeking to develop new types of products or services or other markets for our existing products and services. In addition, because our technical know-how and intellectual property have limited applications, we may be unable to leverage our technical know-how and intellectual property to diversify our products and services or to develop other products or sources of revenue outside of the nuclear imaging market.

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

We have limited marketing, sales and distribution capabilities.

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

•                  the Stark Law, which, in the absence of a statutory or regulatory exception, prohibits the referral of Medicare or Medicaid patients by a physician to an entity for the provision of certain designated healthcare services, if the physician or a member of the physician’s immediate family has a direct or indirect financial relationship, including an ownership interest in, or a compensation arrangement with, the entity and also prohibits that entity from submitting a bill to a federal payor for services rendered pursuant to a prohibited referral;

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

•              State scope-of-practice laws that either require specific licenses or certifications for our personnel or that require direct supervision of our personnel by the site physician to perform certain tasks in the absence of such licensures or certifications,; and

•                  federal laws, regulations, rules and policies that permit physicians to bill and receive payment for certain diagnostic tests under the Medicare Physician Fee Schedule only if certain conditions are satisfied, including the requirement that the physician personally perform, or adequately supervise the performance of, the test using equipment they own or lease, and that prohibit physicians from marking up the cost of tests they “purchase,” rather than perform or supervise, for Medicare patients.

We implemented a compliance program in 2002 to help assure that we identify any compliance issues, correct any compliance issues, and remain in compliance with the above and other applicable laws, to provide training of employees, to conduct auditing and monitoring of the Company’s operations, to provide for a compliance hotline, and to achieve other compliance goals.  Like most companies with active and effective compliance programs, we occasionally discover compliance concerns.  In such cases, and in accordance with our compliance program, we take responsive action, including, when necessary, corrective measures.  There can be no assurance that the Company’s responsive actions will insulate us from liability associated with any such detected compliance concerns.

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

In both the United States and certain other foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products and services profitably. In the United States, federal and state lawmakers regularly propose and, at times, enact new legislation establishing significant changes in the healthcare system. President Bush signed into law the Medicare Modernization Act, which contains a wide variety of reforms that impact Medicare reimbursements to hospitals and physicians including changes to Medicare payment methodologies for radiopharmaceuticals and other drugs dispensed by hospital outpatient departments and for drugs dispensed by physician offices. We cannot predict the full impact that such new legislation will have nor whether new federal legislation will be enacted in the future, however, these changes reduced payment amounts for some of the drugs used in conjunction with our imaging procedures, although the physician fee schedule payment rates applicable to nuclear cardiology increased slightly in each of 2003, 2004 and 2005. Because the new reimbursement system is based on the prices of radiopharmaceuticals and other drugs reported to CMS by manufacturers on a quarterly basis, we cannot predict the amount of future reimbursement, however downward changes to Medicare reimbursement rates may adversely impact reimbursement to customers or potential customers that use or could use our cameras and services, and may therefore affect us.  We cannot predict the full impact that such new legislation will have nor whether new federal legislation will be enacted in the future; however downward changes to Medicare reimbursement rates may adversely impact reimbursement to customers or potential customers that use or could use our cameras and services.  In August 2005, CMS proposed changes to the relative value units under the Resource Based Relative Value Scale physician reimbursement system that, if adopted, could decrease our customer’s Medicare reimbursements for nuclear imaging procedures performed with our cameras by some five percent.  This estimate reflects CMS’s proposed changes to the universe of nuclear medicine procedures and the specific impact for solely diagnostic imaging procedures is unclear.  Because we charge customers based on a flat lease rate for our equipment and personnel, we cannot predict whether or to what extent the proposed Medicare reimbursement reduction, if finalized, will impact our DIS business.  If these reimbursement limitations increase, sales of our gamma cameras would suffer and we may receive pressure from our customers to terminate or otherwise modify the lease arrangements for our DIS services. Under such circumstances, our business, financial condition and results of operations could be materially adversely affected.  Also, CMS proposed including nuclear medicine procedures to the list of designated health services subject to the physician self-referral prohibitions under the Stark Law.  However, this proposed change might not significantly affect our business based on the potential availability of exceptions to the Stark Law.  The potential for adoption of healthcare reform proposals on a state-by-state basis could require us to develop state-specific marketing and sales approaches. In addition, we may experience pricing pressures in connection with the sale of our products and services due to additional legislative proposals or healthcare reform initiatives. Our results of operations and our business could therefore be adversely affected by future healthcare reforms.

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

We may from time to time be subject to employment litigation or administrative actions resulting from claims against us by current or former employees.  Any employment litigation could significantly divert our management’s time and attention and could result in monetary or other damages that could negatively impact our financial results.

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

In September 2005, we received notice from the Nuclear Regulatory Commission of an apparent license violation regarding findings by the Commission’s Office of Investigation of (a) the deliberate submission of inaccurate information to us by a physician listed as an authorized user on our license; and (b) our submission of that information to the Commission, not knowing that the information was false.  We have agreed to attend a mediation in the matter.  The mediation could result in an agreement by us to pay certain fines and implement corrective action.  An unsuccessful mediation could result in enforcement action, including the imposition of fines and restrictions on or conditions to our license.

In the normal course of business, we have been and will likely continue to be subject to litigation incidental to our business, such as claims related to customer disputes, employment practices, product liability, warranty or patent infringement. Responding to litigation, regardless of whether it has merit, can be expensive and disruptive to normal business operations. We dispute the merits of all such current claims and plan to vigorously defend against them. However, as litigation is inherently uncertain, we cannot predict the outcome of such matters. We can provide no assurance that the ultimate outcome, either individually or in the aggregate, will not have a material adverse effect on our financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We effected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-113760) that was declared effective by the Securities and Exchange Commission on June 9, 2004.

As of September 30, 2005, we had used approximately $14.2 million of the net proceeds from our initial public offering to repay our lines of credit, capital leases and notes payable, none of which was paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. In addition, we had used $7.4 million to fund operations and capital equipment purchases. We invested the remainder of the proceeds in investment-grade, interest bearing instruments, pending their use to fund working capital and capital expenditures.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation
3.2(1)	Restated Bylaws
4.1(2)	Form of Specimen Stock Certificate
4.2 (3)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended
10.1	Executive Employment Agreement between Digirad Corporation and Mark Casner dated September 14, 2005
10.2 (4)	Form of 2005 Inducement Stock Incentive Plan
10.3 (4)	Form of 2005 Inducement Stock Incentive Plan Award Agreement
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2004.

(2)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter.

(3)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2004.

(4)	Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2005.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIRAD CORPORATION

Date: November 4, 2005	By: /s/ Gerhard F. Burbach

Gerhard F. Burbach
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2005	By: /s/ Todd P. Clyde

Todd P. Clyde
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation
3.2(1)	Restated Bylaws
4.1(2)	Form of Specimen Stock Certificate
4.2 (3)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended
10.1	Executive Employment Agreement between Digirad Corporation and Mark Casner dated September 14, 2005
10.2 (4)	Form of 2005 Inducement Stock Incentive Plan
10.3 (4)	Form of 2005 Inducement Stock Incentive Plan Award Agreement
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2004.

(2)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter.

(3)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2004.

(4)	Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2005.