Form 10-K
period 2005-12-31
DIGIRAD CORP
filed 2006-03-08
CIK 707388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b(2) of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing stock price of the Common Stock reported on the Nasdaq National Market on June 30, 2005, was approximately $89,299,542. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 3, 2006 was 18,708,598.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end December 31, 2005 are incorporated by reference into Part III of this report.

DIGIRAD CORPORATION

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2005

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

Corporate Information

Digirad Corporation was incorporated in Delaware in 1997. Unless the context requires otherwise, in this report the terms “we,” “us” and “our” refer to Digirad Corporation® and our wholly-owned subsidiaries, Digirad Imaging Solutions®, Inc. and Digirad Imaging Systems, Inc. and their predecessors.

Item 1. Business

Overview

We are a leading provider of cardiovascular imaging services and solid-state nuclear medicine imaging products to physician offices, hospitals and imaging centers. We designed and commercialized the first solid-state nuclear gamma camera for the detection of cardiovascular disease and other medical conditions. Our initial focus has been the nuclear imaging market, which we believe generated revenue of approximately $10 billion annually in 2003 in the United States. Our target markets are primarily physician practices and outpatient clinics.

By utilizing solid-state technology rather than bulky vacuum tubes, we believe that our imaging systems maintain image quality while offering significant advantages over traditional nuclear cameras, including mobility through reduced size and weight, enhanced speed, operability and reliability, and improved patient comfort and utilization. Traditionally nuclear imaging has been confined to the hospital setting or imaging center due to size and other limitations of vacuum tube cameras. The size and mobility of our imaging systems enable us to deliver nuclear imaging procedures in a wide range of clinical settings—physician offices, outpatient clinics or within multiple departments in a hospital.

In addition to selling our imaging systems, we also offer a comprehensive and mobile imaging leasing program, called FlexImaging®,through our wholly-owned subsidiaries, Digirad Imaging Solutions, Inc. and Digirad Imaging Systems, Inc., which we refer to collectively as DIS. This mobile imaging service is an alternative to purchasing a gamma camera for physicians who wish to perform nuclear imaging procedures in their offices but wish to outsource the leasing of the imaging system, certified personnel, needed licensure and other support required to perform nuclear imaging in the physician office. FlexImaging is provided under the supervision of our physician customers. Physicians enter into annual contracts for imaging services delivered on a per-day basis. DIS currently operates 38 regional hubs or sites and performs services in 23 states and the District of Columbia.

Our unique dual sales and service leasing offerings allows physicians, clinics and hospitals versatile purchase or service options that appeal to medical establishments of all sizes, capabilities and imaging expertise. All of our imaging systems feature reduced size and weight; with the advent of our Cardius®3 dedicated cardiac triple-head camera, physicians can now choose among single, dual or triple-head cameras in order to accommodate their practices’ speed and throughput needs. The flexibility of our products and our DIS leasing service allows physicians to provide nuclear imaging procedures in their offices to patients that they historically had to refer to hospitals or imaging centers. As a result, we provide physicians with more control over the diagnosis and treatment of their patients and enable physicians to retain revenue from procedures that would otherwise be referred elsewhere.

We sold our first gamma camera in March 2000 and we established DIS in September 2000. In fiscal 2005 we had consolidated revenues of $68.2 million and a net loss of $9.6 million. We had consolidated revenues of $68.1 million and net income of $0.2 million in fiscal 2004, and consolidated revenues of $56.2 million and net losses of $1.7 million in fiscal 2003. Revenue from DIS and from our camera sales constituted 73.6% and 26.4%, respectively, of our 2005 consolidated revenues, 65.3% and 34.7%, respectively, of our 2004 consolidated revenues and 62.0% and 38.0%, respectively, of our 2003 consolidated revenues. We believe DIS will continue to provide us with recurring annual contractual revenue and comprise the largest component of our consolidated revenue. As of December 31, 2005, our total assets were $74.5 million, comprised of $60.4 million in the product business and $14.1 million in DIS.

Our 2005 operating results were below our expectations for a number of reasons. In the product business, we have faced an overall declining market for nuclear imaging equipment, which has decreased by approximately 13% from $372 million in 2004 to $326 million in 2005, according to the National Electrical Manufacturers Association, or NEMA. In 2005, we also experienced significant turnover in our executive management and sales organization, and an overall employee turnover of 55% in DIS and 46% in the product business, including the results of the reduction in force in the third quarter of 2005. In DIS, the aging of our fleet of mobile imaging cameras has contributed to increased maintenance costs and reliability issues on the oldest cameras in our fleet; and the loss of some physician customers in existing hub locations coupled with a slowdown in our ability to add new customers at those locations, primarily due to underperformance by our sales organization,, has created a decline in the utilization of our mobile camera fleet. In addition, we face declining reimbursement trends and requirements by some payors for specific accreditation or credentialing of our imaging services.

We have taken specific steps to address these challenges. Despite the declining market for nuclear imaging equipment, we believe that our imaging systems’ small size, mobility, and ability to accommodate physicians’ varying throughput needs constitute competitive advantages in capturing a larger share of the overall market, and also allow us to capitalize on and drive the shift in delivery of nuclear cardiac imaging from hospitals to physician offices, and from cardiologists to internists and other physicians. The introduction of our triple head camera in the product business and as part of our mobile imaging fleet increases image acquisition speed, a factor that we believe differentiates us from our competitors and allows for faster patient throughput, shortened work days for our employees and improved customer satisfaction. During the latter half of 2005, we have strengthened our sales organization and made key executive hires, and have implemented programs to reduce employee turnover. In light of customer requests and to eliminate certain costs, we anticipate phasing out the delivery of certain supplies to our DIS physician customers over the next several months. In addition, in response to credentialing requirements imposed by some third party payors, we have made significant progress in obtaining accreditation of our hubs by the InterCommission for the Accreditation of Nuclear Medicine, or ICANL. We have also instituted a program to upgrade our DIS imaging fleet over the next three years, and we are focusing on increasing the number of customers served within close proximity of our current hubs.

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

According to industry sources, despite the improved image quality of PET machines, gamma cameras continue to be used for a substantial majority of cardiac specific nuclear imaging procedures. We believe this preference is due to the lower purchase and maintenance costs, smaller physical footprint and easier service logistics of gamma cameras. In an emerging trend in oncology and, to a lesser extent, in cardiology, SPECT and PET technologies are being integrated with computed tomography, or CT, to form hybrid imaging modalities known as SPECT/CT and PET/CT. Hybrid imaging is believed to be advantageous because it combines the anatomical image benefits of CT with the functional information offered by SPECT and PET into a single image, although hybrid systems remain substantially more expensive than gamma cameras.

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

Nuclear Cardiology

We believe that nuclear cardiac imaging continues to be used as the first non-invasive, diagnostic imaging procedure performed on patients with suspected heart disease. Following the imaging study, the physician will determine whether there is a need for more invasive and expensive diagnostic procedures or therapeutic treatments. These treatments may include angiography, which is an x-ray procedure by which catheters are inserted into an artery or vein to take pictures of blood vessels; angioplasty, which is a procedure by which catheters with balloon tips are used to widen narrowed arteries; or open heart surgery. Given the clinical advantages of nuclear cardiac images, many payors require patients to complete a nuclear cardiology procedure before undergoing more invasive diagnostic procedures and therapeutic treatments.

The Use of Nuclear Cardiac Imaging by Internists and other Physicians

The customer base in our products and leasing service businesses indicates that not only cardiologists, but increasingly, internists and other physicians, purchase our nuclear gamma cameras and use our nuclear cardiac imaging services. We believe that, if this expansion of the primary user base of nuclear cardiac imaging continues, our unique products and services will be well-positioned to take advantage of resulting market opportunities.

Competitive Strengths

We believe that our position as a market leader in the nuclear cardiac imaging market is a product of the following competitive strengths:

•	Leading Solid-State Technology. We were the first company to develop and commercialize solid-state technology for nuclear cardiac imaging applications. We have continued to introduce new products and to develop our manufacturing capability and intellectual property. We believe our success in providing mobile imaging services has accelerated the shift of nuclear cardiology procedures from hospitals and imaging centers to physician offices.

•	Mobile Applications through Reduced Size and Weight. Our solid-state technology has allowed us to reduce the size and weight of gamma cameras, resulting in the only in-office mobile cardiac gamma cameras on the market. Some of our cameras weigh less than 450 pounds and our imaging chairs weigh less than 350 pounds. The imager and chair of our largest, high performance, triple-head Cardius-3 imager weigh a combined 715 pounds, and the accompanying acquisition and processing station weighs 450 pounds. Our dedicated cardiac imagers require a floor space of only seven feet by eight feet and generally can be employed without facility renovations. As a result, our mobile imaging systems can be easily moved within a hospital or imaging facility, or by van between physician offices. In contrast, vacuum tube cameras are typically heavier and more difficult to move, and often require a dedicated room and facility renovations such as reinforced floors.

•	Speed and Image Quality. We believe our new Cardius-3 camera will bring unparalleled image acquisition speed to the mobile environment. These high performance triple-head systems are capable of acquiring images 38% faster than a traditional dual head camera while maintaining the same image quality. We believe that our mobile imaging systems produce a high-quality image despite the rigors of a mobile environment. In addition, our imaging chair places the patient in an upright position. Most vacuum tube cameras require patients to be imaged while lying on their backs. In this position, the diaphragm does not descend and may push other organs up against the apex of the heart, which may result in false indications. We believe that we mitigate this problem through our upright patient positioning.

•	Enhanced Operability and Reliability. We believe our imaging systems provide improved workflow, better power efficiency and increased reliability as compared to vacuum tube cameras. In addition, our solid-state technology is more mechanically durable than vacuum tubes, which are more likely to change their performance characteristics if they sustain physical shocks during transportation. The small size and light weight of our detector heads and the modular design of our cameras also facilitate repairs and upgrades in the field, which are often accomplished by delivering replacement components overnight.

•	Improved Patient Comfort and Utilization. We believe the upright and open architecture of our patient chair can reduce patient claustrophobia and increase patient comfort when compared to traditional vacuum tube-based imaging systems, the majority of which require the patient to lie flat and have detector heads rotate around the patient. Additionally, the increased acquisition speed of our Cardius-3 triple-head imager allows for more optimized workflow, resource utilization and patient comfort.

•	Unique Dual Sales and Service Leasing Offering. We have implemented a unique dual distribution model by offering our physician customers alternative methods of using imaging systems. We sell imaging systems to those who wish to perform nuclear imaging in their facilities and manage the related service logistics. Through DIS, we also offer our FlexImaging® services to physicians on an annual basis in flexible increments ranging from one day per month to several days per week without the capital investment, certified personnel, required licensure and other logistics associated with operating a nuclear imaging site.

•	Intellectual Property Portfolio. We have developed an intellectual property portfolio that includes product, component and process patents covering various aspects of our imaging systems. As of December 31, 2005, we owned 23 patents issued in the United States and eight patents issued internationally. In addition to our patent portfolio, we have developed proprietary manufacturing and business know-how and trade secrets that we believe provide us with a competitive advantage.

Digirad Imaging Solutions (DIS)

DIS offers a comprehensive and mobile imaging leasing service, called FlexImaging®, which includes an imaging system, certified personnel, required licensure and other logistics for the performance of nuclear imaging procedures under the supervision of physicians. DIS allows doctors to provide nuclear imaging procedures in their offices to patients they historically would refer to hospitals or imaging centers. As a result, DIS provides physicians with more control over their patients’ diagnosis and treatment as well as incremental revenue opportunities. Physicians can tailor their nuclear imaging expenses to their practice needs and patient volumes.

Under our FlexImaging program, we provide a mobile camera, a state-certified nuclear medicine technologist and a certified cardiographic technician or registered nurse. We also provide the radiopharmaceuticals, pharmaceutical stress agents and related radioactive materials licensure and supervision for radiation safety services. All imaging procedures are administered under the physician’s supervision. In 2004, we introduced a leasing program called DigiTech™ Professional Services that allows physicians who have purchased a Digirad camera to lease all of the components of our FlexImaging program with the exception of the camera.

DIS also provides leasing services to internists, and on a more limited basis, to hospitals and clinics. Our DIS operations use a “hub and spoke” model in which centrally located regional hubs anchor multiple van routes in the surrounding metropolitan areas. As of December 31, 2005, we had a total of 226 employees in our DIS business operating 38 hubs and sites and 80 cameras. We have invested substantial resources in developing our service infrastructure, which includes radioactive materials licensing, a staff of radiation safety officers and licensed clinicians, coordinated billing services and standardized lease agreements. On December 29, 2005, we announced a fleet upgrade program to replace the DIS fleet of mobile imaging systems over the next three years with our proprietary triple-head digital mobile gamma camera. We believe the Cardius-3M will offer excellent image quality and faster imaging compared to traditional single and dual-head camera systems, which we anticipate to enhance workflow during the lease day and increase DIS customer satisfaction. We also expect the Cardius-3M to create efficiencies in delivering the DIS service, as faster imaging should result in shorter work days for our technologists, reducing our direct labor costs and, we believe, improving our employee turnover. We expect the labor savings to help offset the anticipated higher system costs.

DIS has policies and procedures for the handling of radioactive materials, clinical training and quality assurance that we believe maximize operational efficiency and improve customer satisfaction. We have implemented a compliance plan to help ensure adherence to applicable state and federal regulations, including Medicare regulations. We also have an active quality assurance and control program designed to optimize service and follow strict radiation safety and training programs. Our management team has experience in hiring and training clinical staff as well as providing quality services to our customers. We will continue to incur costs as we comply with radioactive materials licensing laws.

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

We provide FlexImaging leasing services to our DIS customers under annual contracts for services delivered on a per-day basis. These contracts decrease our immediate and direct dependence on physician reimbursement. Under these agreements, physicians pay us a fixed amount for each day that they lease our equipment and personnel, and they commit to the scheduling of a minimum number of lease days during the lease term, which runs for at least one year. The same fixed payment amount is due for each day regardless of the number of patients seen or the reimbursement obtained by the physician.

Occasionally, DIS customers purchase imaging systems from us or from our competitors. Such purchases decrease our DIS revenues, but increase our camera sales revenues when the customer purchases a gamma camera from us. Historically, larger physician practices have been more likely to purchase a camera compared to the single physician practice.

Our Technology

Our solid-state gamma cameras utilize a proprietary photodetector which incorporates a silicon semiconductor, or photodiode, that detects light and converts it into an electronic signal for reconstruction into a diagnostic image. Our photodiode replaces the vacuum tubes used in traditional gamma cameras. The size and thickness of our photodiodes is approximately that of a dime, which enables us to build detector heads that are significantly smaller and lighter than the detector heads in traditional gamma cameras. Our solid-state photodiodes are durable, do not change their electrical properties as a result of vibration associated with transportation and are more reliable over time than vacuum tubes. These properties allow our imaging systems to be mobile.

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

The Cardius®-3 imager is a stationary, triple-head gamma camera with an upright imaging chair designed for dedicated nuclear cardiology applications and high-procedure volumes. The Cardius-3 imager features three proprietary, third generation Solidium® solid-state detector heads that provide high count imaging statistics, enhanced image quality and higher patient throughput. Because its image acquisition speed is 38% faster than that of a competing dual head camera, the system is well suited for high volume practices, large hospitals and busy outpatient imaging centers. This product is the only dedicated cardiac triple-head camera currently on the market.

The Cardius®-2 imager is a stationary, dual-head gamma camera with an upright imaging chair designed for dedicated nuclear cardiology applications. The Cardius-2 features two of our proprietary Solidium detector heads with excellent image quality and workflow efficiency. The Cardius-2 imager is well-suited for mid-sized cardiology practices and hospitals.

The Cardius®-1 imager is a single-head gamma camera and patient chair designed for dedicated cardiology applications and lower procedure volumes; it can be configured as either a mobile or a stationary system. The Cardius-1 also features our Solidium detector and can be upgraded to a dual-head Cardius-2 by using our upgrade kit. This upgrade feature allows physicians to expand imaging volume as their practices grow and imaging needs increase. DIS uses a mobile version of the camera, the Cardius-1M, to provide in-office imaging services to its physician customers. We began deploying the Cardius-1M imager in lieu of the SPECTpak PLUS™ imager in mid-2004. The 2020tc® imager is a mobile, single-head gamma camera that is compact and lightweight. The camera is used for general purpose imaging procedures taken from a single point of view, referred to as planar, ranging from bone scans to thyroid imaging. The small pixel size in our 2020tc Imager provides improved imaging resolution over traditional planar cameras. We sell this camera to hospitals as a secondary camera to increase their capacity and flexibility to image within multiple departments using a single asset.

The SPECTpak PLUS™ imager combines our 2020tc imager and SPECTour patient chair and provides both general purpose nuclear imaging and cardiology imaging, with the added flexibility of mobility. DIS has historically used the SPECTpak PLUS imager to provide mobile imaging services to its physician customers. Beginning in 2006, we plan a three-year phase-out of the 2020tc from the DIS fleet in favor of our Cardius 1-M or Cardius 3-M imagers.

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

Business Strategy

We intend to continue to expand our business, improve our market position and increase our revenues by pursuing the following business strategies:

•	Continued Innovation in Solid-State Imaging Technology. We intend to maintain our leadership position in solid-state imaging technology and software by continuing to invest resources in research and development. We believe we can continue to improve upon our existing technology to enhance image quality, improve user experience, maximize patient throughput, lower system cost and facilitate the ease of maintenance and repairs.

•	Expand Our DIS Business. We plan to expand our DIS business through increasing hub and system utilization by adding additional physician customers and routes to each hub location, expanding into new geographies and adding new hub locations in states in which we currently operate. We also intend to broaden our DIS service offering into other cardiovascular imaging applications and modalities, such as echocardiography and vascular ultrasound.

•	Increase Market Share in Camera Sales. Although the overall market for sales of gamma cameras has declined, we believe that we can grow our share of this market by capitalizing on the continued trends of nuclear cardiac procedures shifting from the hospital to the physician office and from the cardiologist exclusively to internists and other physicians. We are also focused on research and development efforts to improve our products efficiency and address software product gaps.

•	Drive Margin Improvements and Growth. We plan to enhance our product margins by achieving operating efficiencies, reducing manufacturing costs, reducing employee turnover, increasing the efficiency of our route operations and increasing product reliability. We also intend to leverage our technological advancements into improved performance and customer satisfaction in our DIS business.

Sales and Marketing

In 2005, we hired key additions to our sales and marketing organization and substantially reorganized the department. Our Senior Vice President, Sales and Marketing, now heads the sales and marketing organization, leading four Regional Vice Presidents and approximately 25 territory managers, most of whom sell both our products and our leasing services. We select our sales representatives based on their expertise in imaging product sales and services. Each sales representative is subject to periodic performance reviews and is required to attend periodic sales and product training. We also employ sales specialists to assist with in-office or on-site camera demonstrations. We intend to increase the number of sales representatives as we launch new products and services and to increase our marketing efforts for existing products. Our experienced marketing organization performs product development, product management, and marketing communication functions for both the service and product segments of our business.

We also sell our imaging systems in Louisiana through a distributor and we have a distributor in Russia whose distribution arrangement is exclusive. The revenues produced from these two distributors in 2005 was minor. We select our distributors based on their expertise in imaging systems and sales coverage. These relationships provide the distributor with the right to sell our products within their sales territory. We often service our domestic customers remotely through high-speed Internet access and dial-up connections that facilitate system diagnosis without the need for field service or repair. When repair is required, our modular part replacement capability allows our field service engineers to perform field repairs that minimize customer downtime. We also employ applications specialists to train our customers or provide technical support on the use of our products.

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

Suppliers of critical materials, components and subassemblies undergo ongoing quality certification by us. Most components used in the product are available from multiple sources; however, we do not currently maintain alternative manufacturing sources for the imaging processing software. We are currently qualifying or seeking a secondary source. We use enterprise resource planning and collaborative software to increase efficiency and security in handling of material and inventory, centralizing our purchasing procedures, monitoring our inventory supplies and streamlining our billing methods. Our outsourcing strategy is targeted at companies that meet the standards of the FDA and the International Organization for Standardization, or ISO.

We and our third-party manufacturers are subject to the FDA’s Quality System Regulation, state regulations such as the regulations promulgated by the California Department of Health Services, and regulations promulgated by the European Union. We are currently certified under the ISO 13485:2003 quality standard.

Research and Development

As of December 31, 2005, our research and development staff consisted of 20 employees. We have a long and extensive commitment to research and development, including an established history in developing innovative solid-state gamma cameras.

The following are some of the critical research and development milestones we have achieved:

•	In March 2000, we launched the first solid-state gamma camera for medical use;

•	In September 2002, we released the first dual-head, solid-state camera;

•	In July 2003, we launched our third-generation Solidium detector, which improved the reliability and sensitivity of our gamma cameras as well as reducing their cost;

•	In September 2004, we released the Cardius-3, the first dedicated triple-head cardiac camera; and

•	In December 2005, we completed clinical testing of the mobile version of our Cardius-3 camera.

We have an established core competency in the development of silicon photodiodes and related scintillator assemblies and signaling processing electronics, which are the core of our gamma cameras. In addition, we are building a world class image reconstruction team.

Our research and development efforts are primarily focused in the near term on developing further enhancements to our existing products as well as developing our next-generation products. Our objective is to increase the image quality, sensitivity and reliability of our imaging systems and their clinical and economic benefit to our physician customers and their patients. Our research and development expense was $3.7 million, $3.0 million and $2.2 million in 2005, 2004 and 2003, respectively.

Competition

The medical device industry, including the market for nuclear imaging systems and services, is highly competitive, subject to rapid change and significantly affected by new product and service introductions and market activities of other industry participants. In selling and leasing our imaging systems, we compete against several large medical device manufacturers, including Philips Medical Systems, General Electric Healthcare, Siemens Medical Systems and Toshiba Medical Systems. All of these competitors offer a full line of imaging cameras for each diagnostic imaging technology, including x-ray, MRI, CT, ultrasound and nuclear medicine, and certain competitors have introduced SPECT/CT and PET/CT hybrid imaging. The existing nuclear imaging systems sold by our competitors have been in use for a longer period of time than our products and are more widely recognized and used by physicians and hospitals for nuclear imaging. Many of our competitors and potential competitors enjoy significant competitive advantages over us, including:

•	significantly greater name recognition and financial, technical and marketing resources;

•	established relationships with healthcare professionals, customers and third-party payors;

•	established distribution networks;

•	additional lines of products and the ability to offer rebates or bundle products to offer discounts or incentives;

•	robust software and connectivity capabilities; and

•	greater resources for product development, sales and marketing.

We are aware of certain major medical device companies that are attempting to develop solid-state gamma cameras, and we believe these efforts will continue. However, we are currently not aware of any other solid-state gamma camera used for cardiac applications that has been manufactured or is available in the market. We are aware of a privately-held company, Gamma Medica, that is currently marketing a solid-state gamma camera for breast imaging although we do not believe that this camera can be used in a cardiac application. However, we cannot assure you that Gamma Medica will not attempt to modify its existing camera for use in the cardiac segment in the future or develop another gamma camera for cardiac applications. A second company, Spectrum Dynamics, has demonstrated a proof-of-concept solid state gamma camera that it may market in the cardiac segment.

In providing our mobile leasing services, we also compete against businesses employing traditional vacuum tube cameras that must be transported in large trucks and cannot be moved in and out of physician offices, and, local and regional providers who use our mobile single-head cameras. We cannot assure you that they will not continue to grow and become national competitors in the future.

Because of the overall size of the potential market, companies may dedicate significant resources to developing competing products and services, including a mobile leasing service. Current or future competitors may develop technologies and products that demonstrate better image quality, ease of use or mobility than our nuclear imaging systems. Our nuclear imaging systems or leasing services may be rendered obsolete or non-competitive by technological advances developed by one or more of our competitors. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate reimbursement and are safer, less invasive and less expensive than alternatives available for the same purpose.

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

Patents

We have developed a patent portfolio that covers our overall products, components and processes. As of December 31, 2005, we had 23 issued U.S. patents, eight foreign patents and 35 pending patent applications, including 17 U.S. applications, 4 international Patent Cooperation Treaty, or PCT, applications and 14 foreign applications seeking protection for selected patents in Japan, Canada and Russia. The issued and pending patents cover, among other things, aspects of solid-state radiation detectors including our photodiodes, signal processing, and system configuration. Our issued patents expire between December 23, 2014 and April 20, 2021. We have multiple patents covering unique aspects and improvements for many of our products. We have entered into a royalty-bearing license for one U.S. patent with a third party for exclusive use in nuclear imaging (subject to certain reservation of rights by the U.S. Government).

In addition to our solid-state detector and photodiode technology patents, we hold specific patents for an alternative solid-state method using Cadmium Zinc Telluride that we previously pursued for use in gamma cameras. While each of our patents applies to nuclear medicine, many also apply to the construction of area detectors for other types of medical imagers and imaging methods.

Trademarks

As of December 31, 2005, we hold trademark registrations in the United States for the following marks: 2020tc Imager®, CardiusSST®, Digirad®, Digirad Logo®, Digirad Imaging Solutions®, FlexImaging® Cardius®, SPECTour®, and Solidium®. We have trademark applications pending in the United States for the following marks: DigiServ™, DigiTech™, Solidium™, SeeQuanta™, AcqSmart™, SPECTpak Plus™, Stasys™, Cardius X-Act™, and TruAcq CountBased Imaging™. We have obtained and sought trademark protection for some of these listed marks in the European Community and Japan.

Government Regulation

Our business is highly regulated, and we must comply with a mosaic of federal and state laws and regulations, including healthcare fraud and abuse laws, physician self-referral laws, rules governing the procurement, use, transfer and storage of radioactive materials, regulations pertaining to the radiopharmaceuticals and pharmacological stress agents used in diagnostic procedures involving our camera, standards for conducting electronic healthcare transactions and protecting the privacy of patient information, and FDA regulation of our cameras and the manufacture of our cameras as medical devices. Violations of such laws and regulations can be punishable by criminal, civil and/or administrative sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, such as Medicare and Medicaid. Federal and state governmental agencies are continuing heightened enforcement efforts in the healthcare industry, and whistleblower cases brought under certain of these laws are becoming more common. Accordingly, we maintain a compliance program and a compliance hotline that permits our personnel to report violations anonymously. Our compliance committee, consisting of senior management and legal counsel, meets regularly to provide oversight of our compliance initiatives. We also periodically audit our transactions to help ensure that they are compliant with applicable laws.

The following is a brief summary of laws and regulations governing our business:

(1) Anti-Kickback Laws. The Medicare/Medicaid Anti-Kickback Statute prohibits us from knowingly and willingly offering, paying, soliciting or receiving any form of remuneration in return for the referral of items or services, or to purchase, lease, order or arrange for or recommend purchasing, leasing or ordering any good, facility service or item, for which payment may be made under a federal healthcare program. Violation of the federal anti-kickback law is a felony, punishable by criminal fines and imprisonment for up to five years or both. In addition, the Department of Health and Human Services may impose civil penalties and exclude violators from participation in federal healthcare programs such as Medicare and Medicaid. Recognizing that the Anti-Kickback Statute may technically prohibit many innocuous or beneficial arrangements that are lawful in businesses outside of the healthcare industry, the Office of Inspector General, or OIG, promulgated “safe harbor” regulations protecting certain arrangements from prosecution, provided all elements of an applicable safe harbor regulation are met. The failure of a transaction or arrangement to fit precisely within a safe harbor does not mean that it is illegal per se or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each element of an applicable safe harbor may result in increased scrutiny and potential enforcement by government enforcement authorities such as the OIG. Many states have adopted similar statutes prohibiting payments intended to induce referrals of products or services paid by Medicaid or other nongovernmental third party payors. We attempt to ensure our transactions satisfy safe harbor regulations.

(2) Physician Self-Referral Laws. Federal regulations commonly referred to as the “Stark Laws” strictly prohibit physician referrals of Medicare or Medicaid patients to an entity for certain “designated health services” if the physician or an immediate family member has an indirect or direct financial relationship with the entity, and no statutory or regulatory exception applies. The Stark Laws will include nuclear medicine effective January 1, 2007. We believe that our physician customers generally should be eligible to qualify for the “in-office ancillary services” exception to the Stark Laws, provided they personally supervise individuals performing the nuclear imaging services and bill for them, and the services are performed in the same building in which the physicians regularly practice medicine. Violations of the Stark Laws may lead to the imposition of substantial penalties and fines, the exclusion from participation in federal healthcare programs, and claims under the federal False Claims Act and its whistleblower provisions. Several states in which we operate prohibit physician self-referral arrangements through laws, regulations and interpretations that cover all patients and are not limited to Medicare and Medicaid patients. Possible sanctions for violating state physician self-referral laws vary, but may include loss of license and civil and criminal sanctions.

(3) Pharmaceutical Regulation. Federal and state agencies, including the FDA and state pharmacy boards, regulate the radiopharmaceuticals and pharmacological stress agents used in our DIS business. These agencies administer laws governing the manufacturing, sale, distribution, use, administration, prescribing and dispensing of drugs. Some of our activities may be deemed by relevant agencies to require permits or licensure under these laws that we currently do not possess.

(4) Radioactive Materials Laws. Because we use radiopharmaceuticals in our DIS business, we must maintain licensure under, and comply with, federal and state radioactive materials laws, or RAM laws. RAM laws require, among other things, that radioactive materials are used by, or that their use be supervised by, individuals with specified training, expertise and credentials and include specific provisions applicable to the medical use of radioactive materials. In our case, the authorized user must be a physician with training and expertise in the use of radioactive materials for diagnostic purposes. We have entered into contracts with qualified physicians in each of our regions to serve as authorized users. Because our physician customers in our lease services business are not licensees and in most cases are not qualified to serve as authorized users, they perform nuclear medicine procedures as “supervised persons.” To the extent required by applicable RAM laws, the authorized users perform some of the required functions. For example, in states where an authorized user must perform an interpretation to satisfy RAM licensing laws, an authorized user does so. The physician customer reimburses the authorized user for doing so and also performs his or her own interpretation.

(5) Federal False Claims Act. The federal False Claims Act imposes civil and criminal liability on individuals or entities that submit, or cause the submission of, false or fraudulent claims for payment to the government. Violations of the federal False Claims Act may result in civil monetary penalties and exclusion from participation in federal healthcare programs such as the Medicare and Medicaid programs. The federal False Claims Act also allows a private individual to bring a qui tam suit on behalf of the government against an individual or entity for violations of the False Claims Act. In a qui tam suit, a private plaintiff initiates a lawsuit for money of which the government was defrauded. If successful, the private plaintiff is entitled to receive up to 30% of the recovered amount plus reasonable expenses and attorney’s fees. Recently, the number and variety of qui tam suits brought against entities in the healthcare industry has increased dramatically. A number of states have enacted laws modeled after the False Claims Act.

(6) HIPAA. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created two new federal crimes: Healthcare Fraud and False Statements Relating to Healthcare Matters. The Healthcare Fraud statute prohibits the knowing and willful execution of a scheme to defraud any healthcare benefit program. The False Statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA also establishes uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers. Some states have also enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA.

(7) Medical Device Regulation. Our cameras are medical devices regulated by the FDA. The FDA classifies medical devices into one of three classes, depending on the degree of risk associated with the device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risk are placed in either class I or II, which generally requires the manufacturer to submit to the FDA a pre-market notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Our cameras are Class II medical devices which have been cleared for marketing by the FDA. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use will require a new 510(k) clearance. The FDA requires each device manufacturer to determine itself whether a modification requires a new clearance or approval, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination that a new clearance or approval is not required for a particular modification, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained. To date, we have not been required to, and have not, submitted a PMA with respect to any of our products. We are also subject to post-market regulatory requirements relating to our manufacturing process, sales and marketing activities, product performance and medical device reports related to deaths and serious injuries associated with our products.

Reimbursement

Our customers typically rely on third-party payors, including the Medicare and Medicaid programs and private payors, to reimburse all or a portion of their payments to us. As a result, demand for our products is dependent in part on the coverage and reimbursement policies of these payors. The manner in which reimbursement is sought and obtained for any of our products and services varies based upon the type of payor involved and the setting in which the product or service is furnished and utilized by patients. Third party coverage and reimbursement for our cameras and for professional services based on utilization of our cameras is subject to extensive federal, state, local and foreign regulation, and private payor rules and policies. In many instances, the applicable regulations, policies and coverage and reimbursement rules have not been definitively interpreted by the regulatory authorities or the courts, and are open to a variety of interpretations and are subject to change without prior notice.

The scope of coverage and payment policies vary among third-party private payors. For example, some payors will not reimburse a provider of nuclear imaging services for the tests it performs unless the provider has a contract with the payor, and in many instances such payors will not enter into such contracts. Other payors prohibit reimbursement unless physicians own or lease our cameras on a full-time basis, or meet certain accreditation or privileging standards. Such payor requirements and limitations can significantly restrict the types of business models we can successfully utilize for patients covered by these payors.

We believe we have structured our contracts in a manner that allows our customers to seek reimbursement from third party payors in compliance with law. Our physician customers typically bill globally for both the technical and professional components of the tests. Assuming they meet certain requirements, including but not limited to performing and documenting bona fide interpretations and providing the requisite supervision of the non-physician personnel performing the tests, they may bill and be paid by Medicare according to the Medicare Physician Fee Schedule. However, if they fail to comply with the terms of their contracts with us or are deemed not to meet payor requirements or applicable radioactive materials laws, all or a portion of their requests for reimbursement could be denied. If the failure to comply is deemed to be “knowing” and/or “willful” under applicable law, the government could seek to impose fines or penalties, and we may be required to restructure our agreements with them and/or respond to any resultant claims by such customers or the government. Our hospital customers typically seek reimbursement by Medicare for outpatient services under the outpatient prospective payment system. Under this system, services and items furnished in hospital outpatient departments are reimbursed using a pre-determined amount for each ambulatory payment classification. Certain items and services are paid based on a fee schedule, and hospitals are reimbursed additional amounts for certain drugs, biologics and new technologies. Under the Medicare Modernization Act, revisions were made to the payment methodology for radiopharmaceuticals and drugs used with our cameras, and additional changes can be expected.

Employees

As of December 31, 2005, we had a total of 375 employees, of which 182 were employed in clinical and regulatory, 83 in operations, 57 in general and administrative 33 in sales and marketing and 20 in research and development. We had a total of 226 employees in our DIS subsidiary. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Available Information

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at http://www.digirad.com, by contacting the Investor Relations Department at our corporate offices by calling 858-726-1600 or by sending an e-mail message to our investor relations consultants at dgilette@berkmanassociates.com.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all other information included in this annual report, including the consolidated financial statements and the related notes herein, as well as in our other public filings, before making any investment decision regarding our stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In such event, the market price of our stock could decline and you could lose all or part of your investment.

Risks Related to Our Business and Industry

Our industry is highly competitive, and we often compete against large, well-established competitors that have significantly greater financial resources than we have.

The nuclear imaging industry is highly competitive, subject to rapid change and significantly affected by new product introductions and market activities of other industry participants. Our primary competitors with respect to nuclear imaging systems include several large medical device manufacturers, including Philips Medical Systems, General Electric Healthcare, Siemens Medical Systems and Toshiba Medical Systems. All of these competitors offer a full line of imaging cameras for each diagnostic imaging technology, including x-ray, magnetic resonance imaging, computerized tomography, ultrasound and nuclear medicine, or a combination of them. For example, there are hybrid modalities commercially available that combine the technologies of positron emission tomography, or PET, with computed tomography, or CT, as well as others that combine single photon emission computed tomography, or SPECT, with CT technology. The existing imaging systems sold by our competitors have been in use for a longer time than our products and are more widely recognized and used by physicians and hospitals for nuclear imaging. Many of our competitors and potential competitors enjoy significant competitive advantages over us, including:

•	significantly greater name recognition and financial, technical, service and marketing resources;

•	established relationships with healthcare professionals, customers and third-party payors;

•	established distribution networks; technical features our current products do not possess;

•	multiple product lines and the ability to offer rebates or bundle products to offer discounts or incentives; and

•	greater resources for product development, sales and marketing.

We are aware of certain major medical device companies that are developing solid-state cameras that may compete with our product offerings. In addition, we are aware of a privately-held company, Gamma Medica, that is currently marketing a solid-state gamma camera for breast imaging. We do not believe that this camera can be used in a cardiac application. However, we cannot assure you that Gamma Medica will not attempt to modify its existing camera for use in the cardiac segment in the future, or develop another gamma camera for cardiac applications. We are also aware of a second company, Spectrum Dynamics, that has demonstrated a proof-of-concept solid-state gamma camera that we believe it may market in the cardiac segment. Because of the size of the potential market, we anticipate that companies will dedicate significant resources to developing competing products and services. Current or future competitors may develop technologies and products, including hybrid technologies, that demonstrate better image quality, ease of use or mobility than our imaging systems. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate reimbursement and are less expensive and/or perform better than alternatives available for the same purpose. If we are unable to compete effectively against our existing and future competitors, our sales will decline and our business will be harmed.

The competitive nature of the nuclear imaging industry has had an impact on the volume of sales and pricing of our gamma cameras, contributing to declines in product sales in 2005 as compared to 2004. We anticipate that pricing pressures will continue to impact our gamma camera product revenue and gross profit.

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

We plan to pilot the leasing of ultrasound equipment and personnel. In this market, we expect to compete against many large companies who will enjoy many of the same competitive advantages outlined above, as well as small companies with established relationships in local markets who may be able to take advantage of their lower cost structures.

If the market for nuclear imaging cameras continues to decrease, or if we are not successful in expanding our market share or product and service offerings, our revenues will decline and our business will be harmed.

The market for nuclear imaging cameras declined in 2005 as compared to 2004. According to the National Electrical Manufacturers Association, sales of nuclear imaging equipment for 2004 in the United States were $372 annually, whereas the same sales for 2005 were $326, a decline of 13%. According to the same industry source, nuclear gamma camera sales are expected to decrease by an additional 19% in 2006. We believe this decline may be attributable to concerns about reimbursement changes, and the increasing adoption of alternative imaging modalities, such as magnetic resonance imaging, computerized tomography, position emission tomography, and hybrids among these modalities. In addition, the market for single-headed cameras, our predominant camera sales market until recently, has significantly declined, and we cannot assure you that we will be able to compensate for this decline by the introduction of our triple-headed camera or other alternative or more competitive products. If this decline continues and we are unable to offset its effects on our business by expanding our market share or successfully introducing alternative products and services, our sales will continue to decline and our business will be significantly harmed.

Changes in laws, regulations, or coverage and reimbursement policies of third-party payors may adversely impact our ability to market and sell our products and services.

Our physician and hospital customers rely on adequate third-party payor coverage and reimbursement to maintain their operations. Changes in laws, regulations or coverage and reimbursement policies of third-party payors with respect to purchases of our nuclear imaging cameras and the delivery of our services may adversely affect the demand for products and services, resulting in a decline in our sales and harm to our business. We cannot predict what changes may be made to such laws, regulations, or coverage and reimbursement policies, but we believe that future coverage and reimbursement may be subject to increased restrictions. Additionally, we cannot be certain that under prospective payment systems, or established fee schedule payment formulas, under which healthcare providers may be reimbursed a fixed amount based on the patient’s condition or the type of procedure performed, the costs of our products and services will be justified and incorporated into the overall payment for the procedure.

Effective January 1, 2007 nuclear medicine will be listed among the “designated health services” that a physician may not refer to an entity with which the physician or an immediate family member has a financial relationship, unless an exception applies. These changes will make the Stark Laws applicable to DIS’ annual lease contracts. DIS’ physician customers may be able to meet the “in-office ancillary services” exception to the Stark Law if they personally supervise the individuals performing the nuclear imaging services and bill for them, and if the services are performed in the same building in which the physicians regularly practice medicine. If DIS’ customers are unable or unwilling to comply with the Stark Law, utilization rates of our services and products will decline and our business will be harmed. Recent proposed changes to the Medicare reimbursement system, if finalized as proposed, could similarly harm our business by decreasing overall reimbursements for nuclear medicine procedures by between three and five percent. Because we charge customers based on a flat lease rate, we cannot predict whether or to what extent the proposed Medicare reimbursement reduction, if finalized, will impact our business. If reimbursement limitations increase, sales of our gamma cameras and our services could continue to suffer and we may receive pressure from our customers to terminate or otherwise materially modify the lease arrangements for our DIS services.

Third-party payors continue to act to contain or reduce healthcare costs through various means, including the movement to managed care systems where healthcare providers contract to provide comprehensive healthcare for a fixed fee per patient. A number of third party payors in geographic locations currently served by us issued guidelines prohibiting our physician customers from obtaining reimbursement for procedures they perform unless they own or lease our cameras on a full time basis. These and other payors are also requiring physicians to be accredited by either the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories or by the American College of Radiology, and to meet certain other privileging standards, in order to obtain reimbursement for nuclear imaging procedures. These privileging standards also exclude physicians who are not radiologists or cardiologists from obtaining reimbursements for nuclear imaging procedures. We cannot assure you that these guidelines will be changed, or that they will not be adopted by other third party payors, including Medicaid, Medicare and private insurers. These continued efforts have resulted in several instances where third-party payors have refused to reimburse patients or healthcare providers for our imaging services. Further, in October 2005, the American College of Cardiology Foundation and the American Society of Nuclear Cardiology issued new appropriateness criteria for cardiac imaging that we believe may result in a decrease of the overall number of nuclear imaging procedures being performed. Any such decrease could negatively affect our DIS business and product sales.

A loss of key executives or failure to attract qualified managers, engineers and imaging technologists, or high employee attrition rates, could limit our growth and adversely affect our business.

Our success is dependent on the efforts of our key executives and technical, sales and managerial personnel and our ability to retain them. The loss of any one or more of these individuals could place a significant strain on our remaining management team and we may have difficulty replacing any of these individuals. We do not have any employment agreements with, or key person insurance on, any of our employees except with Mark Casner, our CEO and President.

During 2005, we hired Gerhard F. Burbach as our President and Chief Executive Officer, Peter Sullivan as our Senior Vice President of Operations, Randy Weatherhead as our VP of Marketing and Mark Casner as DIS President. Although he remains on our Board of Directors, Mr. Burbach resigned as President and Chief Executive Officer in January 2006. Upon Mr. Burbach’s departure, Mr. Casner became CEO and President of Digirad Corporation, Mr. Sullivan President of Digirad Imaging Products, and Mr. Weatherhead Senior Vice President of Sales and Marketing. Because of these changes, our senior management team has not worked together as a group for a significant length of time. If our new management team is unable to work together effectively to implement our strategies, manage our operations and accomplish our objectives, our business, operations and financial results could be severely impaired.

Furthermore, our future growth will depend in part upon our ability to identify, hire and retain nuclear imaging technologists, certified cardiographic technicians, nurses, radiation safety officers, engineers, management, sales personnel and other highly skilled personnel.

Hiring qualified management and technical personnel will be difficult due to the limited number of qualified candidates. Competition for these types of employees, particularly nuclear imaging technologists and engineers, is intense in the medical imaging field. Failure to attract, hire and retain key personnel could have an adverse effect on our business, financial condition and results of operations. In addition, we have experienced an increasing rate of employee turnover, currently at an annualized rate of 51% for the combined service and product segments. If we are unable to reverse this trend, our business and financial condition will be adversely affected.

Our imaging systems and DIS services may become obsolete, and we may not be able to timely develop new products, product enhancements or services that will be accepted by the market.

Our nuclear imaging systems and DIS services may become obsolete or unmarketable if other products or services utilizing new technologies or the development of hybrid imaging modalities, such as those combining PET and CT or SPECT and CT, or any other imaging modality, are introduced by our competitors or new industry standards emerge. For example, we have begun to upgrade our existing single-head DIS mobile camera fleet with our mobile triple-head cameras because we believe some of our single-head cameras have become obsolete. In addition, we cannot assure you that our triple head cameras will not also become obsolete, or that we will be able to develop or market successful new products and services or enhancements to our existing products. Nor can we assure you that our future products and enhancements will be accepted by our current or potential customers or by the third-party payors who financially support many of the procedures performed with our products. To be successful, we will need to enhance our products or services and to design, develop and market new products that successfully respond to competitive developments, all of which efforts may be expensive and time consuming.

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

If we do not develop and obtain required regulatory approvals or clearances for new products, necessary licensure, services or product enhancements in time to meet market demand, or if there is insufficient demand for these products, services or enhancements, our business, financial condition and results of operations will likely suffer. In addition, even if our customers acquire such new products, services or product enhancements, the revenues from such sales may not be sufficient to offset the significant costs associated with developing and offering such products, services or enhancements to customers. In addition, any announcements of new products, services or enhancements may cause customers to decline or cancel their purchasing decisions in anticipation of such products, services or enhancements.

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

We expect that substantially all of our revenue in the foreseeable future will be derived from sales of our products in the nuclear imaging market and our leasing services offered through DIS. Our solid-state gamma cameras and DIS services represent a new approach in the nuclear imaging market. We began full commercial release of our imaging systems in March 2000 and established DIS in September 2000. Because of the recent commercial introduction of our nuclear imaging systems, we have limited product and brand recognition and our imaging systems have been used by a limited number of physicians and hospitals. Physicians and hospitals may generally be slow to adopt our products and leasing services for a number of reasons, including:

•	perceived liability risks generally associated with the use of new technologies for nuclear imaging;

•	lack of availability of adequate reimbursement from health care payors for procedures using our system;

•	lack of experience with our products and services;

•	costs associated with the purchase or lease of our products and services;

•	the presence of competing products sold by companies with longer operating histories, more recognizable names and more established distribution networks;

•	the introduction or existence of competing products and services or technologies that may be more effective, easier to use or that produce better images;

•	our ability to retain our current customers;

•	creation of competing mobile imaging businesses by physicians and others who may purchase mobile cameras that are part of our existing installed base of over 400 cameras;

•	the growth of imaging centers that seek and obtain referrals of patients from physicians that otherwise might have used our DIS leasing services or purchased our cameras; and

•	physician and hospital perceptions of our imaging systems as compared to those of competitors.

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

We plan to grow our DIS business by expanding into several new states, adding new hub locations in states in which we currently operate and increasing hub utilization by adding physician customers and routes. As we undertake this expansion, we have hired and will need to continue to hire, train and retain qualified personnel. Our progress in expanding into new geographies has been slower than anticipated, our hub utilization and customer density have decreased, and we cannot assure you that the new sales personnel we hire will be able to sell our leasing services at the rates we anticipate, or that physicians or hospitals in these new markets will accept our imaging products or services. Our expansion into additional domestic markets is subject to inherent risks, including those associated with compliance with applicable state laws regulations, including but not limited to laws and regulations concerning the use, storage, handling and disposal of radioactive materials, the acquisition of required licensures, compliance with state scope-of-practice laws, and difficulties in staffing and managing operations. We may find the laws of states in which we do not currently operate preclude us from operating our DIS business, or require us to change the structure in which we operate our DIS business in such states. Our inability to expand into new markets for any of these reasons could diminish our prospects for growth and profitability.

Because our imaging systems and DIS services are not widely diversified, a decrease in sales of our products and leasing services could seriously harm our business.

Our current product and service offerings consist primarily of our line of gamma cameras, including our Cardius-1, Cardius-2, Cardius-3, 2020tc Imager and SPECTpak PLUS camera systems, each of which is designed for use in the nuclear imaging market segment and all of which utilize the same solid-state technology. In addition, we offer a mobile imaging leasing service through DIS, which includes an imaging system, certified personnel, required licensure and other support for nuclear imaging procedures. As such, our line of products and services is not as diversified as those of some of our competitors. In 2005, we experienced a major decline in our product sales, and we did not sustain the growth rates in our DIS leasing business we achieved in 2004. If such declines in the sales of our products or leasing services were to continue, our business would be seriously harmed, and it would likely be difficult for us to recover because we do not have the breadth of products or services that would enable us to sustain our business while seeking to develop new types of products or services or other markets for our existing products and services. In addition, because our technical know-how and intellectual property have limited applications, we may be unable to leverage our technical know-how and intellectual property to diversify our products and services or to develop other products or sources of revenue outside of the nuclear imaging market.

If we experience problems with the technologies used in our imaging systems or if delivery of our DIS services is delayed, public perception of our products and service offerings could be harmed and we may lose customers and revenue.

Our gamma cameras have only recently been introduced into the marketplace and most of our cameras currently in use are less than four years old. We have experienced some reliability issues with a prior version of our detector heads. In July 2003, we began selling most of our gamma cameras with a new version of our detector heads which has shown increased reliability, although other reliability issues remain, including with our Cardius-3 cameras. In addition, although we have embarked on a program to upgrade our fleet over the next three years, as the period of use of our cameras increases, other significant defects may occur. If significant defects do arise with our gamma cameras, our reputation among physicians and hospitals could be damaged and our business would be harmed.

Additionally, physicians rely on our DIS services to provide nuclear imaging procedures to their patients on the dates and at the times they have leased. Many factors could prevent us from delivering our DIS services on a timely basis, including equipment failures, unanticipated problems with our new mobile Cardius-3 camera, weather and the availability of staffing, transportation and necessary supplies. If we are unable to provide physicians or hospitals our DIS services in a timely and effective manner, our reputation among physicians and hospitals could be damaged and our business would be harmed.

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

We began commercial production and shipped our first imaging products in 2000, and therefore have limited experience in marketing, selling and distributing our products and services. Additionally, while we have a direct sales team focused on domestic marketing, sales and distribution, we also use one independent distributor in the United States and an independent, international sales distributor to market, sell and distribute our products and services. As a result, we are dependent in part upon the marketing, sales and distribution efforts of our third-party distributors. Our domestic third-party distributor is generally permitted to market, sell and distribute competing imaging products that are used or refurbished and meet specified age requirements. Our international distributor is prohibited from promoting or distributing any other gamma camera product, but not prohibited from offering competing services.

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

We are exposed to risks relating to product liability, product recalls, property damage and personal injury and death for which insurance coverage is expensive, limited and potentially inadequate, and our business may be negatively affected by insufficiently insured claims and increased insurance costs.

Our operations entail risks relating to claims or litigation relating to product liability, warranty, product recalls, property damage, misdiagnosis, personal injury and death. We may incur significant liability in the event of any such litigation, regardless of the merit of the action. We currently maintain insurance that we believe is adequate with respect to the nature of the risks insured against, including product liability insurance, professional liability insurance, automobile insurance, property insurance, workers compensation insurance and general liability insurance. In many cases such insurance is expensive and difficult to obtain, and no assurance can be given that we will be able to maintain our current insurance or that we will be able to obtain or maintain comparable or additional insurance in the future on reasonable terms, if at all. If we are unable to obtain insurance, or if our insurance is inadequate to cover claims, our cash reserves and other assets could be jeopardized. Additionally, costs associated with maintaining our insurance, including workers compensation insurance, could become prohibitively expensive, and our ability to become profitable could be diminished.

If we choose to acquire new or complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete those acquisitions or to successfully integrate them in a cost-effective and non-disruptive manner.

Our success depends on our ability to continually enhance and broaden our product and service offerings in response to changing customer demands, competitive pressures and technologies. We may in the future choose to pursue collaborations or acquisitions instead of developing businesses, products or technologies ourselves. We cannot assure you, however, that we would be able to successfully complete any acquisition we choose to pursue, or that we would be able to successfully integrate any acquired business, product or technology into our company in a cost-effective and non-disruptive manner. Furthermore, there is no certainty that we would be able to attract, hire or retain key employees associated with any acquired businesses, products or technologies.

Integrating any acquired businesses, products or technologies could be expensive and time consuming, disrupt our ongoing business and divert the attention and resources of our management. If we are unable to integrate any acquired businesses, products or technologies effectively, our business will likely suffer. Additionally, any amortization of assets or charges resulting from the costs of acquisitions could negatively impact our operating results.

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

We use hazardous and radioactive materials in our research and development and manufacturing processes, as well as in the provision of our imaging services. We are subject to federal, state and local laws and regulations governing use, storage, handling and disposal of hazardous and radioactive materials and waste products, or hazardous materials. We are currently licensed to handle such hazardous materials in all states in which we operate, but there can be no assurances that we will be able to maintain those licenses in the future. In addition, we must become licensed to handle hazardous materials in all states into which we plan to expand. Obtaining and maintaining those additional hazardous materials licenses is an expensive and time consuming process. If we are unable to obtain and maintain the requisite licenses, we will not be able to expand into a state and our ability to grow and become profitable will be reduced.

Although we believe that our procedures for use, handling, storing and disposing of these hazardous materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines and the liability and associated legal costs could exceed our resources.

We have also incurred and may continue to incur expenses related to compliance with environmental laws. Such future expenses or liability could have a significant negative impact on our business, financial condition and results of operations. Further, we cannot assure you that the cost of complying with these laws and regulations will not materially increase in the future.

We spend considerable time and money complying with federal and state laws, regulations, and other rules, and, if we are unable to comply with such laws, regulations and other rules, we could face substantial penalties.

We are directly, or indirectly through our clients, subject to extensive regulation by both the federal government and the states in which we conduct our business. The laws that directly or indirectly affect our ability to operate our business include the federal Medicare and Medicaid anti-kickback laws; other Medicare laws, regulations, rules, manual provisions, and policies that prescribe the requirements for coverage and payment for services performed by us and our DIS customers; the federal False Claims Statutes; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA; the federal False Statements Statute; the Stark Law; the federal Food, Drug and Cosmetic Act; federal and state radioactive materials laws; state food and drug and pharmacy laws and regulations; state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians,; state scope-of-practice laws that either require specific licenses or certifications for our personnel or that require direct supervision of our personnel by the site physician to perform certain tasks in the absence of such licensures or certifications; federal laws, regulations, rules and policies that permit physicians to bill and receive payment for certain diagnostic tests under the Medicare Physician Fee Schedule only if certain conditions are satisfied, including the requirement that the physician personally perform, or adequately supervise the performance of, the test using equipment they own or lease, and that prohibit physicians from marking up the cost of tests they “purchase,” rather than perform or supervise, for Medicare patients; and state law equivalents to the foregoing.

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

In the United States, federal and state lawmakers regularly propose and, at times, enact new legislation establishing significant changes in the healthcare system. Changes in the Medicare Modernization Act and other legislation reduced payment amounts for some of the drugs used in conjunction with our imaging procedures, although the physician fee schedule payment rates applicable to nuclear cardiology increased slightly in each of 2003, 2004 and 2005, but may decrease from three to five percent in 2006. Because the new reimbursement system is based on the prices of radiopharmaceuticals and other drugs reported to CMS by manufacturers on a quarterly basis, we cannot predict the amount of future reimbursement, however downward changes to Medicare reimbursement rates may adversely impact reimbursement to customers or potential customers that use or could use our cameras and services, and may therefore affect us. We cannot predict the full impact that such new legislation will have nor whether new federal legislation will be enacted in the future; however downward changes to Medicare reimbursement rates may adversely impact reimbursement to customers or potential customers that use or could use our cameras and services. If these reimbursement limitations increase, sales of our gamma cameras would suffer and we may receive pressure from our customers to terminate or otherwise modify the lease arrangements for our DIS services. Under such circumstances, our business, financial condition and results of operations could be materially adversely affected. Effective January 1, 2007 nuclear medicine will be listed among the “designated health services” that a physician may not refer to an entity with which the physician or an immediate family member has a financial relationship, unless an exception applies. These changes will make the Stark Laws applicable to DIS’ annual lease contracts. DIS’ physician customers may be able to meet the “in-office ancillary services” exception to the Stark Law if they personally supervise the individuals performing the nuclear imaging services and bill for them, and if the services are performed in the same building in which the physicians regularly practice medicine. If DIS’ customers are unable or unwilling to comply with the Stark Law, utilization rates of our services and products will decline and our business will be harmed. The potential for adoption of healthcare reform proposals on a state-by-state basis could require us to develop state-specific marketing and sales approaches. In addition, we may experience pricing pressures in connection with the sale of our products and services due to additional legislative proposals or healthcare reform initiatives. Our results of operations and our business could therefore be adversely affected by future healthcare reforms.

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

In the healthcare industry, various types of organizations are accredited to facilitate meeting certain Medicare certification requirements, expedite third-party payment and fulfill state licensure requirements. Some managed care providers prefer to contract with accredited organizations. We are aware of a number of third party payors in geographies in which we do business that are requiring physicians to obtain certain accreditations or certifications in order to obtain reimbursement for imaging procedures, and to meet specified privileging standards. In our DIS business, although the majority of our customers continue to be cardiologists, an increasing number of new customers are non-cardiologists who would not currently meet the certifications required by payors in certain geographies. We have obtained certification from the Intersocietal Commission for the

Accreditation of Nuclear Medicine Laboratories for thirteen of our hub locations, and are working towards obtaining accreditation in nine others. We cannot assure you that we will be successful in obtaining those additional certifications, or that obtaining them will satisfy the requirements of these payors. If it becomes necessary for us or our customers to obtain any additional accreditations or certifications in the future in order to satisfy the requirements of third-party payors or regulatory agencies, there can be no assurances that we or they will be able to obtain or continuously maintain this accreditation, and our business could be adversely affected.

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

Risks Related to Our Financial Results and Need for Financing

Our quarterly and annual financial results are difficult to predict and are likely to fluctuate significantly from period to period because our business prospects are uncertain and our DIS leasing services business is seasonal.

Our revenue and results of operations at any given time will be primarily based on the following factors, many of which we cannot control:

•	physician, healthcare provider and patient acceptance of our products and services;

•	demand for and pricing of our products and services;

•	levels of third-party payor reimbursement for our products and services;

•	accreditation and credentialing requirements imposed by third-party payors on physicians and providers of mobile imaging services;

•	reimbursement prohibitions imposed by third party payors on providers of mobile imaging services;

•	customer profiles and lengthening sales cycles associated with such profiles;

•	success and timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•	camera purchases by DIS customers;

•	our ability to establish and maintain a productive manufacturing, marketing, sales and distribution force;

•	the ability of our suppliers to timely provide us with an adequate supply of necessary components;

•	timing and magnitude of our expenditures;

•	our ability to reduce our expenses quickly enough to respond to any declines in revenue;

•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;

•	the effect of competing technological and market developments;

•	our addition or termination of research programs or funding support;

•	interruption in the manufacturing or distribution of our products and services; and

•	changes in our ability to obtain FDA approval or clearance for our products.

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

In addition, due to the way that customers in our target markets acquire our products, a large percentage of our orders of gamma cameras is booked during the last month of each quarterly accounting period. As such, a delivery delay of only a few days may significantly impact our quarter-to-quarter comparisons. Further, our product sales declined significantly in 2005 as compared to 2004.

In addition, the market for single-headed cameras, our predominant market, experienced a sizable decline in 2005. While our product sales in the fourth quarter of 2005 increased as compared to the second and third quarters, our quarterly and annual performance in 2005 has not yet returned to levels we achieved in 2004.

For these reasons, we believe that quarterly and annual sales and operating results may vary significantly in the future and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. We cannot assure you that our sales will increase or be sustained in future periods. Accordingly, we have experienced, and may continue to experience, significant, unanticipated quarterly and annual losses. Because of these and other factors, our operating results in one or more future reporting period may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline significantly.

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

Although we believe that our current cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next twelve months, our capital requirements will depend on many factors, including:

•	the effects of competing technological and market developments;

•	the revenue generated by sales of our products and services;

•	the costs associated with expanding our manufacturing, marketing, sales and distribution efforts;

•	the rate of progress and cost of our research and development activities;

•	the manner in which we develop and introduce new products, product enhancements and services;

•	the costs of obtaining and maintaining FDA and other regulatory clearance of our products and products in development;

•	the costs of obtaining and maintaining radioactive materials licenses and radiation safety procedures;

•	the number and timing of acquisitions and other strategic transactions; and

•	the costs associated with our expansion, if any.

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

Any litigation or claims against us, or claims we bring against others, may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of our management from our core business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to be inadvertently infringing, we could be required to pay substantial damages and/or royalties and could be prevented from selling our products unless we could obtain a license or were able to redesign our system to avoid infringement. Any such license may not be available on reasonable terms, if at all. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may be unable to commercialize one or more of our products, which could severely harm our business.

We may be subject to lawsuits and actions brought by our employees.

We may from time to time be subject to employment litigation or administrative actions resulting from claims against us by current or former employees including claims for wrongful termination, wage and hour law violations, or other alleged wrongful conduct. Any employment litigation could significantly divert our management’s time and attention and could result in monetary or other damages that could negatively impact our financial results.

We rely significantly on a license agreement with Segami Corporation for imaging processing software for our digital gamma camera, and the loss of the license could result in delivery delays, loss of customers and loss of revenue.

Segami Corporation, or Segami, has developed image processing software for our camera under a non-exclusive license agreement. While we have amended our agreement with Segami and now own the image acquisition software, we remain dependent on Segami for the processing software. In the event that Segami attempts to terminate the license agreement, refuses to extend the term of the license or seeks to impose unreasonable pricing or terms, we would have to find an alternative software system to use in our gamma camera. To our knowledge, there are only a limited number of companies that would be able to develop and implement a software system similar to what we use in our gamma camera. As a result, in the event that we were unable to continue to use the software under the license from Segami, we could have delays in the production of our gamma camera as we attempted to find a substitute software provider. Furthermore, we cannot guarantee that alternative software providers would be able to meet our requirements or that their software would be available to us at favorable prices, if at all. To the extent we were unable to find an alternative source for the software, we may have to develop our own software system. We cannot guarantee that we could internally develop such a software system or that such efforts would not divert resources away from the development of other features of our camera. As a result, locating an alternative software system or developing our own software system could interrupt the manufacture and delivery of our products for an extended period of time and may cause the loss of customers and revenue.

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

The market price for our common stock has been and is likely to continue to be volatile. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	volume and timing of orders for our products and services;

•	declining sales of nuclear imaging products and other adverse conditions affecting our target markets;

•	the results of delays in introduction of new products, product enhancements, services or technologies by us or our competitors;

•	period-to-period variations in our or our competitors’ results of operations;

•	conditions or trends in the medical device industry and the imaging service industry;

•	disputes or other developments with respect to intellectual property rights, product liability claims or other litigation;

•	our ability to develop, obtain regulatory clearance for, and market, new and enhanced products on a timely basis, or changes in governmental regulations or in the status of our regulatory approvals or applications;

•	additions or departures of key personnel;

•	sales of large blocks of our common stock, including sales by our executive officers and directors;

•	changes in the availability of third-party reimbursement in the United States or other countries;

•	changes in earnings estimates or recommendations by securities analysts; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Anti-takeover provisions in our organizational documents, our Stockholders Rights Plan and Delaware law may prevent or delay removal of current management or a change in control.

Our restated certificate of incorporation and restated bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. These provisions include:

•	prohibiting our stockholders from calling a special meeting of stockholders unless they hold not less than 20% of the total number of votes to be cast at such a meeting;

•	permitting the issuance of additional shares of up to 10,000,000 shares of preferred stock without stockholder approval upon terms and conditions, and with the rights, preferences and privileges as a board of directors may determine;

•	prohibiting our stockholders from making certain changes to our restated certificate of incorporation or restated bylaws except with 66 2/3% stockholder approval; and

•	requiring advance notice for raising matters of business or making nominations at stockholders’ meetings.

The rights issued pursuant to our Stockholder Rights Plan will become exercisable, subject to certain exceptions, the tenth day after a person or group announces acquisition of 15% or more of our common stock or announces commencement of a tender or exchange offer the consummation of which would result in ownership by the person or group of 15% or more of our common stock.

In addition, as a Delaware corporation, we are subject to Delaware law, including Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder unless certain specific requirements are met as set forth in Section 203.

These provisions alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our product and DIS operations are headquartered in an approximately 70,000 square foot facility in Poway, California that is leased to us until February 2010. We believe that our existing facility is adequate for our current needs. In addition, DIS leases approximately 34 small hub locations in the various states in which we operate, which house our fleet of cameras and vans. The lease terms typically range between two and four years.

Item 3. Legal Proceedings

In January 2005, a complaint was served on a physician, who is a DIS customer, his medical practice and two DIS technicians, individually and in their capacity as agents of the medical practice. The complaint was filed in the Circuit Court of the Fifth Judicial Circuit, County of Vermilion, Danville, Illinois and alleges negligence claims in connection with the death of a patient purportedly arising from the administration of a stress imaging test. The trial is set for September 2006. While the technicians deny the allegations and we will vigorously defend them in the matter, we cannot assure you that this matter will be resolved in their favor.

In September 2005, we received notice from the Nuclear Regulatory Commission of an apparent license violation relating to findings by the Commission’s Office of Investigation of (a) the deliberate submission of inaccurate information to us by a physician listed as an authorized user on our license; and (b) our submission of that information to the Commission, not knowing that the information was false. We attended a mediation in the matter. The mediation resulted in the declaration of a Level III violation and our agreement to implement certain corrective actions.

On February 17, 2006, we filed a complaint in the United States District Court for the Southern District of California against Gamma Medica—IDEAS alleging infringement of two patents, and seeking monetary damages and injunctive relief based thereon.

On February 17, 2006, nine former and present employees filed a complaint against us in the United States District Court, Northern California, Oakland Division, alleging wage and hour violations, wrongful termination and other tort claims. Plaintiffs seek compensatory and punitive damages and penalties. We have not yet responded to the complaint.

In the normal course of business, we have been and will likely continue to be subject to litigation or administrative proceedings incidental to our business, such as claims related to customer disputes, employment practices, wage and hour disputes, product liability, professional liability, commercial disputes, licensure restrictions or denials, warranty or patent infringement. Responding to litigation or administrative proceedings, regardless of whether they have merit, can be expensive and disruptive to normal business operations. As litigation and the administrative proceedings are inherently uncertain, we cannot predict the outcome of such matters. We can provide no assurance that the ultimate outcome, either individually or in the aggregate, will not have a material adverse effect on our business or financial results.

Other than the immediately preceding discussion, we are not currently a party to any other material legal proceedings.

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

	High	Low
Year Ended December 31, 2004
Second Quarter (beginning June 10, 2004)	$11.77	$9.23
Third Quarter	10.89	7.85
Fourth Quarter	11.12	7.35

	High	Low
Year Ended December 31, 2005
First Quarter	$8.85	$7.25
Second Quarter	7.59	5.00
Third Quarter	5.96	4.47
Fourth Quarter	4.92	3.55

As of February 18, 2006, there were approximately 377 holders of record of our common stock.

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

Sales of Unregistered Securities

None.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fiscal quarter ended December 31, 2005.

Equity Compensation Plans Information

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2005 (the “Proxy Statement”), and is incorporated in this report by reference.

Item 6. Selected Consolidated Financial Data.

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and related disclosures and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Form 10-K. Amounts are presented in thousands, except per share amounts.

	Years Ended December 31,
Statement of Operations Data:	2005	2004	2003	2002	2001
Revenues:
DIS	$50,194	$44,505	$34,848	$23,005	$10,239
Product	17,992	23,632	21,388	18,527	18,065

Total revenues	68,186	68,137	56,236	41,532	28,304
Cost of revenues:
DIS	37,273	31,005	24,463	16,599	8,344
Product	15,511	14,992	15,091	13,633	13,192
Stock-based compensation	156	381	114	124	298

Total cost of revenues	52,940	46,378	39,668	30,356	21,834

Gross profit	15,246	21,759	16,568	11,176	6,470
Operating expenses:
Research and development	3,680	2,982	2,191	2,967	3,009
Sales and marketing	7,374	7,626	6,008	8,065	9,974
General and administrative	14,675	9,769	8,097	9,497	8,161
Amortization and impairment of intangible assets	179	64	444	1,011	991
Stock-based compensation	341	736	112	483	1,281

Total operating expenses	26,249	21,177	16,852	22,023	23,416

Income (loss) from operations	(11,003)	582	(284)	(10,847)	(16,946)
Other income (expense), net	1,384	(337)	(1,396)	(1,925)	(2,965)

Net income (loss)	$(9,619)	$245	$(1,680)	$(12,772)	$(19,911)

Net income (loss) applicable to common stockholders	$(9,619)	$84	$(2,006)	$(13,037)	$(20,041)

Basic and diluted net income (loss) per share (1):	$(0.52)	$0.01	$(127.62)	$(1,432.31)	$(3,146.16)

Shares used in per share calculations (1):
Basic	18,468	10,095	16	9	6

Diluted	18,468	16,963	16	9	6

The composition of stock-based compensation is as follows:
Cost of DIS revenue	$103	$216	$31	$52	$98
Cost of product revenue	53	165	83	72	200
Research and development	67	133	8	61	96
Sales and marketing	46	136	18	228	541
General and administrative	228	467	86	194	644

	$497	$1,117	$226	$607	$1,579

	As of December 31,
Balance Sheet Data:	2005	2004	2003	2002	2001
Cash, cash equivalents and securities	$49,505	$55,563	$7,681	$6,988	$1,967
Working capital	50,660	59,015	2,578	3,781	(1,668)
Total assets	74,504	86,024	35,159	33,119	29,922
Total debt	1,134	3,982	16,441	13,932	14,469
Redeemable convertible preferred stock	—	—	84,278	83,952	66,531
Total stockholders’ equity (deficit)	59,988	68,734	(75,703)	(73,928)	(61,835)

(1)	As a result of the conversion of our preferred stock into 12.4 million shares of our common stock upon completion of our initial public offering in June 2004, there is a lack of comparability in the basic and diluted net income (loss) per share amounts for the periods presented above. Please refer to Note 1 to our consolidated financial statements included elsewhere in this Form 10-K for the calculation of pro forma basic and diluted net income (loss) per share presented therein.

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

Overview

We are a leading provider of cardiovascular imaging services and solid-state nuclear medicine imaging products to physician offices, hospitals and imaging centers. We were the first company to develop and commercialize a solid-state medical gamma camera for the detection of cardiovascular disease and other medical conditions. Our imaging systems are mobile as well as fixed and provide enhanced operability and improved patient comfort and utilization and, in the case of our Cardius-3 system, shorter image acquisition time, when compared to traditional vacuum tube cameras. The cameras and accompanying equipment fit easily into floor spaces as small as seven feet by eight feet and facilitate the delivery of nuclear medicine procedures directly in a physician’s office, an outpatient hospital setting or within multiple departments of a hospital.

Revenues

Our revenues are generated within two primary operating segments: our DIS business and product sales. DIS collectively refers to our wholly-owned subsidiaries, Digirad Imaging Solutions, Inc. and Digirad Imaging Systems, Inc. Through DIS, we offer a comprehensive and mobile imaging leasing program, called FlexImaging. This mobile imaging service is an alternative to purchasing a gamma camera for physicians who wish to perform nuclear imaging procedures in their offices but wish to outsource the leasing of the imaging system, certified personnel, needed licensure and other support required to perform nuclear imaging in the physician office. FlexImaging is provided under the supervision of our physician customers. We also offer DigiTech leases, a service similar to FlexImaging services, except that our customer owns our camera. DIS leasing services are currently provided in 23 states and the District of Columbia, primarily to cardiologists and internists. Physicians enter into annual contracts for imaging services delivered on a per-day basis. Our typical lease contracts provide service coverage ranging from once per month to three times per week, adjusted for holidays and vacations. We experience some seasonality in our DIS business as a result of summer slowdowns, principally relating to vacations and holidays, and inclement weather.

Our product revenue results primarily from selling solid-state gamma cameras, upgrades and accessories, such as viewing workstations, networking solutions and other ancillary items, and from our maintenance contracts. We sell our imaging systems to physician offices, hospitals and imaging centers primarily in the United States, although we have sold a small number of imaging systems internationally. We do not anticipate that the international market will be a significant source of revenues in the foreseeable future. Currently, we purchase some components, including key components of the detector heads and software components utilized in our gamma cameras, from sole source providers and in many cases, are either qualifying or seeking second source providers in an effort to limit our reliance on these suppliers. If we were unable to obtain these components, our ability to build gamma cameras could be materially affected. We are currently outsourcing some portions of our production process and may outsource additional production activities in the future.

2005 Highlights

Consolidated revenues were $68.2 million in 2005, which was nearly unchanged from the prior year as sales growth in our DIS business offset the decrease in revenue generated by our product segment. In DIS, revenue increased 12.8% to $50.2 million, and in the product business, revenue declined 23.9% to $18.0 million. We recorded a consolidated net loss of $9.6 million as compared to net income of $0.2 million in 2004, principally as a result of significantly reduced product sales in the second and third quarters of 2005, after the departure of key management and sales personnel; lower gross margins in the DIS business due to the approximately $1 million impact of reducing the depreciable life of the DIS fleet of cameras in the fourth quarter of 2005 (see Note 1 to our consolidated financial statements); a decline in staff productivity and system utilization; and an increase in costs to operate as a public company, including costs associated with of our internal control efforts to comply with Section 404 of the Sarbanes-Oxley Act.

In April of 2005, Gary Burbach, an existing board member, assumed the role of CEO of Digirad. Later in the year, we filled other key executive positions by naming Mark Casner as President of DIS, Peter Sullivan as Senior Vice President of Operations and Randy Weatherhead as head of marketing. In January 2006, Mr. Burbach resumed his role solely as a board member of the company, Mr. Casner was promoted to CEO of Digirad, Mr. Sullivan was promoted to President of Digirad’s product division and Mr. Weatherhead took over as head of sales and marketing. We also made key hires in the sales department, hiring three regional sales vice presidents.

In the summer of 2005, we received validation of the technical capabilities of our Cardius-3 imaging system; our dedicated cardiac triple-head camera which we believe remains the only such camera currently on the market. A clinical study determined that the Cardius-3 camera’s image acquisition time is 38 percent faster than that of a competitor’s traditional dual head camera, while maintaining the same image quality and clinical results. The Cardius-3 imager’s speed allows for higher patient throughput and thus makes it well suited for high volume cardiology practices, hospitals and outpatient imaging centers. We also completed clinical testing of the mobile version of the Cardius-3 and intend to replace much of our DIS camera fleet with the mobile Cardius-3 over the next three years.

During 2005, we expanded our DIS presence from 18 to 23 states, and increased the number of mobile cameras we operate from 71 to 80. Our DIS business performed more than 98,000 studies in 2005, as compared to 89,000 studies in the comparable prior year period, resulting in an increase in revenue per study to $512 in 2005 from $500 in 2004. Our DIS gross margins, however, declined 4.6% to 25.7%, principally due to the approximately $1 million impact of reducing the depreciable life of the DIS fleet of cameras from seven years to five years in the fourth quarter of 2005, and a decline in staff productivity and system utilization.

Our product business experienced a 22.8% decline in gross margin to 13.8% in 2005, due mainly to our underperformance in sales during the second and third quarter of 2005 and the resulting excess manufacturing capacity caused by producing fewer units than in 2004. During the third and fourth quarter of 2005, we implemented a number or programs to improve operational efficiencies in the product business, streamlining processes in manufacturing that resulted in reducing net inventory from $7.0 million to $5.1 million. Our camera maintenance and service margins also improved each quarter during the year to over 40% in the fourth quarter of 2005.

We also focused on obtaining additional accreditation and certifications as recently required by some third party payors by accelerating our efforts to obtain certification from the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories. We have obtained accreditation at thirteen of our hub locations, and are working towards obtaining accreditation at nine others.

Our Market

According to industry sources, 18.4 million nuclear imaging procedures were performed in the United States in 2003, of which 10.2 million procedures were cardiac-specific procedures. To our knowledge, this industry information has not been updated; the number of imaging procedures we have performed has increased by approximately 10% from 89,000 in 2004 to 98,000 in 2005. The National Electrical Manufacturers Association, or NEMA, estimates that sales of nuclear imaging equipment, excluding the estimated $200 million of maintenance revenue, declined approximately 13%, from $372 million in 2004 to $326 million in 2005, and projects an additional sales decline of approximately 19% in 2006. According to NEMA, the total number of new gamma camera units sold declined by some 3% from 2004 to 2005. In the cardiac segment of the overall nuclear market, sales of new camera units increased by 6% from 565 to 600 units, while Digirad’s share of the total new cardiac specific gamma camera unit sales decreased from 15% to 8%. NEMA attributes the declining sales to questions about reimbursement, lack of technology innovation and shifts to other imaging modalities. However, we believe DIS may benefit from our introduction of technological innovation and our ability to offer differentiated products like our triple head cameras that provide decreased image acquisition times. We also believe that our imaging systems’ small size, mobility, and ability to accommodate physicians’ varying speed and throughput needs offer us competitive advantages in capturing a larger share of the overall nuclear imaging market, and also allow us to capitalize on the shift in delivery of nuclear cardiac imaging from hospitals to physician offices, and from cardiologists to internists and other physicians.

The target market for our products and services is comprised of approximately 26,000 cardiologists and the larger practices of four or more practitioners among the 130,000 internists and family practitioners in the United States that perform or could perform nuclear cardiac procedures. We estimate that there are approximately 8,000 internist practices with more than four internists. To date, we have provided imaging services through DIS to approximately 500 physicians and physician groups, the majority of which are cardiologists, and have sold 386 cameras to customers through our product segment.

We believe our market is negatively affected by continuing pressures by third party payors to reduce health care expenditures, including change by some payors requiring physicians to obtain specific accreditations or certifications. Our market is also adversely affected by reimbursement changes implemented by Medicare and Medicaid.

Trends and Drivers

Our DIS services continued to grow during 2005 as compared to 2004 due to selling our DIS services to new customers and increasing service levels to our existing customers. However, the rate of growth of our DIS business slowed in 2005 as we attracted fewer new customers and the number of lease days per new customer declined. We believe these trends were driven mainly by sales management vacancies, underperformance of our sales force and an increasing proportion of our sales to internists whose practice volumes are lower than those of cardiologists, resulting in fewer annual service days. Sales to internists also appear to have created a moderate lengthening in the DIS sales cycle. Furthermore, the number of new DigiTech leases entered into during 2005 decreased as compared to 2004.

We believe that the number of nuclear imaging procedures performed in physician offices as opposed to hospitals will continue to grow, and that an increasing number of internists will begin to perform these studies in their offices. We believe that the special characteristics of our imaging systems will allow us to capitalize on these trends and to allow further growth. In 2006, we intend to improve our DIS camera fleet by beginning a measured roll-out of our Cardius-3 mobile camera to increase patient throughput, shorten the work days of our employees and improve customer satisfaction. We believe these steps will have a positive impact on improving employee satisfaction and reducing employee turnover, which in 2005 was 55% in DIS and 46% in the product business (including the results of the reduction in force which took place in the third quarter). We will focus on increasing the delivery efficiencies in our existing hub locations and on continued expansion of DIS to new states. In addition, we intend to complete our ICANL accreditation efforts. In 2006, we will also begin pilot programs in selected markets in the delivery of ultrasound services, leveraging our existing DIS infrastructure and knowledge base.

In the product business, industry sources predict that camera sales will decline by approximately 13% in 2006 as compared to 2005, and that purchases of multi-head cameras will far outpace those of single-head cameras. Historically, our single head gamma cameras have represented the majority of our camera sales. However, consistent with the industry data, we have seen an increasing percentage of our sales shifting to our dual head and triple head cameras. We will continue to invest in research and development to improve the image quality, speed, reliability and overall performance of our multi-headed cameras to enable us to capture an increasing share of the gamma camera market.

Our performance in product sales in the third and fourth quarter of 2005 improved over that in the second quarter of 2005, as we began to reorganize our sales management organization and fill open sales positions. In 2006, we will continue to strengthen our sales team and focus on better execution.

During 2005, we experienced total employee turnover of 51% in the combined product and DIS service segments. We have implemented specific programs designed to reverse this trend.

Results of Operations

The following table sets forth our results from operations, expressed as percentages of revenues for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Revenues:
DIS	73.6%	65.3%	62.0%
Product	26.4	34.7	38.0

Total revenues	100.0	100.0	100.0
Cost of revenues:
DIS	54.7	45.5	43.5
Product	22.7	22.0	26.8
Stock-based compensation	0.2	0.6	0.2

Total cost of revenues	77.6	68.1	70.5

Gross profit	22.4	31.9	29.5
Operating expenses:
Research and development	5.4	4.4	3.9
Sales and marketing	10.8	11.2	10.7
General and administrative	21.5	14.3	14.4
Amortization and impairment of intangible assets	0.3	0.1	0.8
Stock-based compensation	0.5	1.1	0.2

Total operating expenses	38.5	31.1	30.0

Income (loss) from operations	(16.1)	0.8	(0.5)
Other income (expense)	2.0	(0.6)	(2.5)
Accretion of deferred issuance costs on preferred stock	—	(0.2)	(0.6)

Net income (loss) applicable to common stockholders	(14.1)%	—%	(3.6)%

Comparison of Years Ended December 31, 2005 and 2004

Revenues

Consolidated. Consolidated revenues was $68.2 million in 2005, which was essentially unchanged from the prior year, as the increase in demand for our DIS imaging services offset the decrease in revenue product revenue. We believe that the increase in demand for our DIS imaging services was principally a result of continued increase in physician awareness and acceptance of our services, primarily by internists. DIS and product revenue accounted for 73.6% and 26.4%, respectively, of total revenues in 2005, compared to 65.3% and 34.7%, respectively, in 2004. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue in future periods.

DIS. Our DIS revenue increased to $50.2 million in 2005, which represents an increase of $5.7 million, or 12.8%. The increase in DIS revenue resulted from an increase in the number of DIS service days to 13,711 for the year ended December 31, 2005 from 12,003 for the year ended December 31, 2004, which was primarily attributable to an increase in the number of physicians entering into our DIS services contracts and an increase in the retention of current DIS customers. We deployed nine additional systems during the year ended December 31, 2005. Our DIS business operated 80 mobile and fixed site systems as of December 31, 2005. We continue to anticipate that our DIS revenue will increase as we expand into new markets and continue to penetrate existing markets. Such growth will fluctuate, however, based on seasonality stemming from physician vacations, holidays, inclement weather and start up time required by sales representatives as we enter new geographical areas.

Product. Our product revenue decreased to $18.0 million in 2005, which represents a decrease of $5.6 million, or 23.9% compared to 2004. The decrease in product revenue is attributable to a decline in the sales of gamma cameras resulting primarily from management vacancies in the sales organization, underperforming sales representatives and a decline in the number of single head cameras sold. Maintenance contract revenues were $5.2 million in 2005 and $3.4 million in 2004. We continue to experience pricing pressures on our dual-head gamma cameras and, while we expect this pricing pressure to remain, we also anticipate demand will increase as our sales force’s performance improves.

Gross Profit

Consolidated. Consolidated gross profit decreased to $15.2 million in 2005, which represents a decrease of $6.5 million or 29.9%. The decrease in consolidated gross profit is primarily attributable to the decline in the number of gamma cameras sold during 2005, a decline in staff productivity and DIS system utilization, a fourth quarter expense of approximately $1.0 million resulting from the change in the depreciable life of our DIS camera fleet from seven years to five years, unfavorable variances attributable to a reduction in production volumes in the third quarter of 2005, resulting in excess capacity costs of $0.7 million and inventory-related charges of $0.6 million recorded in the second quarter of 2005. Consolidated gross profit as a percentage of revenue decreased to 22.4% in 2005 from 31.9% in 2004.

DIS. Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation and other costs associated with the provision of services. Cost of DIS revenue increased to $37.3 million in 2005, representing an increase of $6.3 million, or 20.2%, primarily as a result of an increase in the number of DIS leasing days resulting from new contracts with new physicians. DIS gross profit decreased to $12.9 million in 2005, which represents a decrease of $0.6 million, or 4.3%. Our clinical and regulatory headcount relating to our DIS business increased to 182 employees at the end of 2005 from 163 employees at the end of 2004. DIS gross profit as a percentage of revenue decreased to 25.7% in 2005 from 30.3% in 2004. The decline in DIS gross profit as a percentage of revenue is primarily a result of the approximately $1.0 million depreciation charge in the fourth quarter of 2005 discussed above and a decline in staffing productivity and system utilization.

Product. Cost of goods sold primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Warranty costs are charged to cost of goods sold in the period our cameras are sold and are based on our historical experience with failure rates and repair costs. Cost of goods sold increased to $15.5 million in 2005, which represents an increase of $0.5 million, or 3.5%. Product gross profit decreased to $2.5 million in 2005, which represents a decrease of $6.2 million, or 71.3%, primarily as a result of a decline in the number of gamma cameras sold and the unfavorable production variances and inventory charges, primarily incurred in the second and third quarters of 2005. Product gross profit as a percentage of revenue decreased to 13.8% in 2005 from 36.6% in 2004.

Operating Expenses

Research and Development. Research and development expenses consist primarily of costs associated with the design, development, testing, and enhancement of our products. The primary costs are salaries and fringe benefits, consulting fees, development material costs, facility and overhead costs and nonrecurring engineering costs. Research and development expenses increased to $3.7 million in 2005, which represents an increase of

$0.7 million, or 23.4%. This increase was primarily attributable to increased spending on new product development, including a mobile version of our Cardius-3 triple-head camera. Research and development headcount decreased to 20 employees in 2005 from 22 employees in 2004. Research and development expenses were 5.4% of total revenue in 2005 compared to 4.4% for 2004. Our research and development efforts occur principally within our products segment. In the future, we expect to continue to invest in research and development as we innovate and seek to continue to improve our existing technology.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and tradeshow costs. Sales and marketing expenses decreased to $7.4 million in 2005, which represents a decrease of $0.3 million or 3.3%, primarily as a result of a reduction of variable compensation associated with camera sales. Sales and marketing expenses were 10.8% of total revenue in 2005 compared to 11.2% for 2004. We expect to increase our sales and marketing effort in the future, as we upgrade our sales work force with more experienced sales representatives, focus on increasing market awareness of our products and offerings, begin to marketing to internists and general practitioners and launch a marketing program for echocardiography and vascular ultrasound.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for finance and accounting, human resources and other personnel, as well as legal and other professional fees and insurance. General and administrative expenses increased to $14.7 million in 2005, representing an increase of $4.9 million, or 50.2%. Increases in headcount, recruiting costs, professional fees, legal costs, costs related to our internal control efforts to comply with Section 404 of the Sarbanes-Oxley Act and other costs related to operating as a public company all contributed to increased general and administrative expenses. General and administrative headcount increased to 57 employees in 2005 from 48 employees in 2004. General and administrative expenses were 21.5% of total revenue in 2005 compared to 14.3% for 2004. In the normal course of business, we have been and will likely continue to be subject to routine litigation incidental to our business, such as claims related to customer disputes, employment practices, product liability, warranty or patent infringement. As we continue to grow, we anticipate that the volume of these claims is likely to increase. The substantial costs of litigation or an unexpected adverse outcome could materially increase our anticipated operating expenses.

Amortization and Impairment of Intangible Assets. Amortization and impairment of intangibles increased to $0.2 million in 2005 from $0.1 million in 2004.

Stock-Based Compensation Charges. Deferred compensation for stock options granted to employees has been determined as the difference between the exercise price and the fair value of our common stock on the date of grant. Options or awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123 and periodically remeasured in accordance with EITF 96-18 and recognized over the respective service or vesting period. These amounts are initially recorded as a component of stockholders’ equity and are amortized, on an accelerated basis, as a non-cash charge to cost of revenues and operations over the vesting period of the options. In connection with the grant of stock options to employees, we recorded amortization of stock-based compensation of $0.5 million and $1.1 million for the years ended December 31, 2005 and 2004, respectively.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (SFAS 95). Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We will adopt SFAS 123R on January 1, 2006.

As permitted by SFAS 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. Determining the exact impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the assumptions for the variables which affect the computation. In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Changes in such subjective input assumptions can materially affect the fair value estimate of employee stock options. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share elsewhere in Note 1 of our consolidated financial statements.

Other Income (Expense)

Interest income increased to $1.7 million in 2005 from $0.6 million in 2004, primarily due to higher average cash and investment balances in 2005 as a result of our initial public offering, which closed in June 2004.

Interest expense decreased to $0.2 million in 2005 from $0.9 million in 2004, as a result of the repayment of two credit lines in 2004 and a reduction of amounts outstanding on capital leases.

Net Income (Loss)

Our net loss was $9.6 million in 2005 compared to net income of $0.2 million in 2004, as a result of the factors described above.

Comparison of Years Ended December 31, 2004 and 2003

Revenues

Consolidated. Consolidated revenues in 2004 increased to $68.1 million, which represents an increase of $11.9 million, or 21.2%, primarily as a result of increased demand for our DIS services and our Cardius products. We believe that this increased demand was principally a result of increased customer awareness and acceptance of our products and services. DIS and product revenue accounted for 65.3% and 34.7%, respectively, of total revenues in 2004, compared to 62.0% and 38.0%, respectively, in 2003. We expect DIS revenue to continue to represent a larger percentage of consolidated revenue.

DIS. Our DIS revenue increased to $44.5 million in 2004, which represents an increase of $9.7 million, or 27.7%. The increase in DIS revenue resulted from an increase in the number of DIS service days to 12,003 for the year ended December 31, 2004 from 9,425 for the year ended December 31, 2003, which was primarily attributable to an increase in the number of physicians purchasing our DIS services. To respond to this demand, we deployed 17 additional systems in the year ended December 31, 2004. DIS revenue accounted for 65.3% of total revenues in 2004 versus 62.0% in 2003. Collectively, our DIS business operated 71 mobile and fixed site systems as of December 31, 2004. Although average DIS revenue per day increased in 2004 as compared to 2003, the mid-2004 launch of our DigiTech leasing program, a personnel only service offered by DIS to physicians who have purchased a Digirad camera that is priced at a lower per-day fee than our traditional FlexImaging service offering, resulted in a decline in average DIS revenue per day during the second half of 2004.

Product. Our product revenue increased to $23.6 million in 2004, which represents an increase of $2.2 million, or 10.5%. This increase was due to increased sales of our gamma cameras, maintenance contract revenue, and, for the first time, upgrades from single-head cameras to multi-head cameras. We sold 85 cameras, not including upgrades, in 2004, compared to 79 cameras, without upgrades in 2003. In 2004, we recorded revenue associated with the delivery of our first two Cardius-3 systems. Product revenue accounted for 34.7% of total revenues for 2004 versus 38.0% in 2003. Maintenance contract revenues were $3.4 million in 2004 and $2.1 million in 2003. We have experienced pricing pressures on our dual-head gamma cameras.

Gross Profit

Consolidated. Consolidated gross profit increased to $21.8 million in 2004, which represents an increase of $5.2 million, or 31.3%. Consolidated gross profit as a percentage of revenue increased to 31.9% in 2004 from 29.5% in 2003 primarily as a result of an increase in revenue, and reductions in gamma camera production costs and per unit warranty costs.

DIS. Cost of DIS revenue increased to $31.0 million in 2004, representing an increase of $6.5 million or 26.7%. DIS gross profit increased to $13.5 million in 2004, which represents an increase of $3.1 million, or 30.0%, as a result of increased volumes. Our clinical and regulatory headcount relating to our DIS business increased to 163 employees at the end of 2004 from 137 employees at the end of 2003. DIS gross profit as a percentage of revenue increased to 30.3% in 2004 from 29.8% in 2003. Although DIS gross profit as a percentage of revenue increased on a year-over-year basis, it declined in the second half of 2004 as a result of lower margin DigiTech leases and, to a lesser degree, to a decline in system utilization resulting from the expansion of our operations and an increased number of DIS customers purchasing nuclear gamma cameras in the third quarter of 2004.

Product. Cost of goods sold decreased to $15.0 million in 2004, which represents a decrease of $0.1 million, or 0.7%. Product gross profit increased to $8.6 million in 2004, which represents an increase of $2.3 million, or 37.2%, primarily as a result of increased manufacturing volumes and reduced per unit costs resulting from lower warranty costs, fewer and less expensive materials and more efficient manufacturing processes used to build our third-generation camera heads introduced in July 2003. Our third-generation camera heads consist of fewer and less expensive materials than our earlier generation camera heads and are produced using more efficient processes that have reduced labor and overhead costs compared to historical rates. Product gross profit as a percentage of revenue increased to 36.6% in 2004 from 29.4% in 2003.

Operating Expenses

Research and Development. Research and development expenses increased to $3.0 million in 2004, which represents an increase of $0.8 million, or 36.1%. This increase was primarily attributable to increased employee headcount to develop new products such as the Cardius-3 which was introduced into the marketplace at the end of the third quarter of 2004. Research and development headcount increased to 22 employees in 2004 from 16 employees in 2003. Our research and development efforts occur principally within our products segment.

Sales and Marketing. Sales and marketing expenses increased to $7.6 million in 2004, representing an increase of $1.6 million, or 26.9%. This increase was primarily attributable to an increase in the number of sales and marketing personnel and the expansion of our marketing efforts. In 2004, sales and marketing expenses were 11.2% of total revenue versus 10.7% in 2003.

General and Administrative. General and administrative expenses increased to $9.8 million in 2004, which represents an increase of $1.7 million, or 20.6%. Increases in headcount and recruiting costs, insurance, professional fees and other costs primarily related to operating as a public company all contributed to increased general and administrative expenses. General and administrative headcount was increased by 15 employees by the end of 2004 to 48 employees versus 33 employees at the end of 2003. In 2004, general and administrative expenses amounted to 14.3% of total revenue which represented a slight decrease from 14.4% in 2003.

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

Interest expense decreased to $0.9 million in 2004, which represents a decrease of $0.5 million, or 38.0%. The reduction is a result of lower balances on our two credit lines and a reduction of amounts outstanding under capital leases.

Net Income (Loss)

Our net income was $0.2 million in 2004 compared to a net loss of $1.7 million in 2003, which represents an increase of $1.9 million, as a result of the factors described above.

Liquidity and Capital Resources

General

We require capital principally for working capital, debt service and capital expenditures. Working capital is required principally to finance accounts receivable and inventory. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of deliveries and the payment cycles of our customers. Our capital expenditures consist primarily of DIS cameras and vans, computer hardware and software. Through May 2004, we funded our operations principally through private placements of equity securities. In June 2004, we completed our initial public offering and received net proceeds of $58.8 million. As of December 31, 2005, we had cash, cash equivalents and investments totaling $49.5 million. We currently invest our cash reserves in money market funds, high-grade auction rate securities and U.S. government or corporate debt securities. Based upon our current level of expenditures, we believe the proceeds from our initial public offering, together with cash flows from operating activities will be adequate to meet our anticipated cash requirements for working capital, debt service and capital expenditures for at least the next 12 months.

Net cash provided by operations was $0.2 million in 2005. The net cash provided by operations during the period resulted from the reduction in working capital requirements as the cash generated by the reduction in accounts receivable and inventory more than offset the net loss for the period (net of non-cash expenses such as depreciation and amortization of stock-based compensation).

Accounts receivable were $8.1 million and $10.0 million at December 31, 2005 and 2004, respectively. The decrease at the end of 2005 compared to the end of 2004, was a result of a reduction in sales compared to the prior years fourth quarter, as well as the improvement in days sales outstanding at both our DIS and product businesses. Inventories were $5.1 million and $7.0 million at December 31, 2005 and 2004, respectively. The decrease during 2005 was a result of an improvement in our inventory management.

Net cash provided by investing activities amounted to $7.3 million in 2005, and reflects $10.4 million of net maturities of our securities available-for-sale, partially offset by $3.2 million of capital expenditures primarily associated with our DIS operations.

Net cash used by financing activities amounted to approximately $2.5 million in 2005, and primarily reflects the repayment of capital lease obligations, net of proceeds of $0.3 million arising from the exercise of stock options.

In December 2005, we announced a fleet upgrade program to replace the DIS fleet of mobile imaging systems over the next three years with our proprietary triple-head digital mobile gamma camera. We estimate that the cost of this plan will be approximately $4.0 to $5.0 million, which we expect to fund from existing cash resources.

Debt Service

As of December 31, 2005, we had capital lease obligations totaling $1.1 million. These obligations are secured by the specific equipment financed under each lease and will be repaid monthly over the lease terms, which range from 36 to 63 months. Our DIS subsidiary entered into the majority of these capital lease obligations.

We are committed to making future cash payments on capital leases (including interest) and operating leases. We have not guaranteed the debt of any other party. The following table summarizes our contractual obligations as of December 31, 2005 (dollars in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$1,226	$834	$391	$1	$—
Operating lease obligations	3,492	1,095	1,594	803	—

Total	$4,718	$1,929	$1,985	$804	$—

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

Revenue Recognition

We derive revenue principally from providing in-office services to support the performance of nuclear imaging procedures and from selling and servicing solid-state digital gamma cameras. We recognize revenue in accordance with Staff Accounting Bulletin No. 104 when all of the following four criteria are met:

1. A contract or sales arrangement exists;

2. Products have been shipped and title has transferred or services have been rendered;

3. The price of the products or services is fixed or determinable; and

4. Collectibility is reasonably assured.

Our DIS revenue is recorded once the services and disposables are provided and consumed, which is normally on the day of the service. For our product revenue, these criteria are usually met upon delivery. Reductions to our DIS revenue are recorded to provide for payment adjustments. Reductions to product revenue are recorded to provide for payment adjustments and credit memos and historically have not been significant.

Reserves for Doubtful Accounts and Billing Adjustments

Historically, the need to estimate reserves for accounts receivable has been limited to our DIS business. We provide reserves for billing adjustments and doubtful accounts. DIS payment adjustments and credit memos are adjustments for billing errors that are normally adjusted within the first 90 days subsequent to the performance of service, with the majority occurring within the first 30 days. Reserves are provided as a percentage of DIS revenue based on our historical experience rate. We use a combination of factors in evaluating the collectibility of accounts receivable. Each account is reviewed on at least a quarterly basis and a percentage varying from zero to 100% for each account is established. We do not establish reserves for accounts with a history of payment without disputes. We generally reserve between 17.5% and 100% of the outstanding balance for accounts that are more than 180 days late and/or under dispute. We reserve 100% of the outstanding balance for accounts that we believe constitute a high risk of default based on factors such as level of dispute, payment history and our knowledge of a customer’s inability to meet its obligations. We also consider our bad debt write-off history. Our estimates of collectibility could be impacted by material amounts by changed circumstances, such as a higher number of defaults or material adverse changes in a payor’s ability to meet its obligations. The provision for billing adjustments is charged against DIS revenues and the provision for doubtful accounts is charged to general and administrative expenses.

Long-Lived Assets

We state property and equipment and purchased contracts at cost. We capitalize betterments, which extend the useful life of the equipment. We calculate depreciation on property and equipment and purchased contracts on the straight-line method over the estimated useful live (three to seven years for property and equipment) of the assets. We follow Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, we measure the impairment be recognized by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the fourth quarter of 2005, we undertook an assessment of our DIS camera fleet to determine whether and when to deploy newer and more technically advanced models. Based on our assessment, we established a program to replace our existing camera fleet in its entirety over the next three years and we also concluded that we should reduce the depreciable life of our DIS cameras from seven to five years. In prior years, we have taken impairment charges on certain customer contracts purchased during 2000 from Nuclear Imaging Systems, Inc. and Florida Cardiology, Inc. Assets are examined for impairment annually or more frequently if events occur that may indicate a potential asset impairment.

Inventory

We state inventories at the lower of cost (first-in, first-out) or market (net realizable value). Costs include material, labor and manufacturing overhead costs. We review our inventory balances quarterly for excess or obsolete inventory levels. Except where firm orders are on-hand, we consider inventory quantities in excess of the next 12 months’ demand as excess and reserve for them at 100% of cost, depending on our knowledge and forecast for the product. We establish obsolescence reserves at 100% for obsolete products. We review the reserve quarterly and, if necessary, make adjustments. We rely on historical information to support our reserve and utilize management’s business judgment. Once the inventory is reserved, we do not adjust the reserve balance until the inventory is sold.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk due to changes in interest rates relates primarily to the return on our investment portfolio. Our risk associated with fluctuating interest rates is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments due to their relatively short term nature. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest income.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, Independent Registered Public Accounting Firm. Their report which expressed an unqualified opinion on management’s assessment of and on the effectiveness of our internal controls over financial reporting as of December 31, 2005 is included herein.

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Digirad Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Digirad Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Digirad Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Digirad Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Digirad Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digirad Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Digirad Corporation and our report dated February 28, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 28, 2006

Item 9B. Other Information

None.

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

1. The following financial statements of Digirad Corporation and Report of Ernst & Young LLP, independent registered public accounting firm, are included in this report:

2. Financial statement schedules.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Reserve for bad debt (1)	Reserves for billing adjustments and contractual allowances (2)	Reserve for excess and obsolete inventories (3)
	(In thousands)
Balance at December 31, 2002	$470	$201	$239
Provision	299	513	177
Write-offs and recoveries, net	(394)	(456)	(80)

Balance at December 31, 2003	375	258	336
Provision	343	1,062	258
Write-offs and recoveries, net	(68)	(1,154)	(179)

Balance at December 31, 2004	650	166	415
Provision	766	1,086	605
Write-offs and recoveries, net	(534)	(1,035)	(124)

Balance at December 31, 2005	$882	$217	$896

(1)	The provision was charged against general and administrative expenses.
(2)	The provision was charged against revenue.
(3)	The provision was charged against cost of revenues.

No other financial statement schedules are provided because the information called for is not required or is shown either in the consolidated financial statements or the notes thereto.

3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation.

3.2(1)	Restated Bylaws.

4.1(2)	Form of Specimen Stock Certificate.

4.2(3)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended.

10.1(2)†	License Agreement by and between Digirad Corporation and the Regents of the University of California dated May 19, 1999, as amended.

10.2(1)†	Amendment to License Agreement by and between Digirad Corporation and the Regents of the University of California, dated July 26, 2004.

10.3(2)†	Software License Agreement by and between Digirad Corporation and Segami Corporation, dated June 16, 1999, as amended.

10.4(7)+	Addendum to Software License Agreement by and between Digirad Corporation and Segami Corporation, dated June 16, 1999, as amended.

10.5(2)†	License Agreement by and between Digirad Corporation and Cedars-Sinai Health System, dated May 22, 2001.

10.6(2)†	License Agreement by and between Digirad Corporation and Cedars-Sinai Health System, dated April 1, 2003.

Exhibit Number	Description
10.7(2)†	Development and Supply Agreement by and between Digirad Corporation and QuickSil, Inc., dated June 18, 1999.

10.8(2)	Loan and Security Agreement by and between Digirad Corporation and Silicon Valley Bank, dated July 31, 2001, as amended.

10.9(2)	Irrevocable Standby Letter of Credit executed by Silicon Valley Bank in favor of Digirad Corporation, dated November 5, 2003.

10.10(2)	Loan Agreement by and between Digirad Corporation and Gerald G. Loehr Trust, dated September 1, 1993, as amended.

10.11(4)	Amendment to Loan Agreement dated effective August 9, 2004, by and between Digirad Corporation and the Gerald G. Loehr Separate Property Trust.

10.12(2)	Loan Agreement by and between Digirad Corporation and Clinton L. Lingren, dated September 1, 1993, as amended.

10.13(2)	Loan Agreement by and between Digirad Corporation and Jack F. Butler, dated September 1, 1993, as amended.

10.14(2)	Equipment Lease Agreement by and between Orion Imaging Systems, Inc. and MarCap Corporation, dated October 1, 2000.

10.15(2)	Equipment Lease Agreement by and between Digirad Imaging Solutions, Inc. and MarCap Corporation, dated June 13, 2003.

10.16(2)	Master Equipment Lease Agreement by and between Digirad Imaging Solutions, Inc. and DVI Financial Services, Inc., dated May 24, 2001.

10.17(2)	Sublease Agreement by and between Digirad Corporation as sub-lessee and REMEC, Inc. as sub-lessor, dated November 3, 2003.

10.18(2)#	1991 Stock Option Program Stock Option Agreement.

10.19(2)#	1997 Stock Option/Stock Issuance Plan, as amended.

10.20(7)#	1998 Stock Option/Stock Issuance Plan, as amended.

10.21(1)#	2004 Stock Incentive Plan.

10.22(7)#	Form of Notice of Stock Option Award and Stock Option Award Agreement for 2004 Stock Incentive Plan.

10.23(2)#	2004 Non-Employee Director Option Program.

10.24(7)#	Form of Notice of Stock Option Award and Stock Option Award Agreement for 2004 Non-Employee Director Option Program.

10.25(2)#	Form of Indemnification Agreement.

10.26(2)#	Letter Agreement by and between Digirad Corporation and David M. Sheehan, dated June 11, 2002.

10.27(2)	Loan and Security Agreement by and between Orion Imaging Systems, Inc., Digirad Imaging Systems, Inc. and Heller Healthcare Finance, Inc., dated January 9, 2001, as amended.

10.28(2)	Master Lease Agreement by and between Digirad Corporation and GE Healthcare Financial Services, dated September 26, 2000.

10.29(2)†	Agreement for Services by and between Digirad Imaging Solutions, Inc. and MBR Associates, Inc., dated April 1, 2002.

Exhibit Number	Description
10.30(2)	Form of Warrant to purchase shares of Series E Preferred Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.

10.31(2)	Form of Warrant to purchase shares of Series E Preferred Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.

10.32(2)	Form of Warrant to purchase shares of Common Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.

10.33(2)	Warrant to purchase shares of Series E Preferred Stock by and between Digirad Corporation and Silicon Valley Bank, dated July 31, 2001.

10.34(2)	Form of Warrant to purchase shares of Common Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.

10.35(2)	Form of Warrant to purchase shares of Common Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.

10.36(2)	Form of Warrant to purchase shares of Common Stock by and between Digirad Corporation and the investors listed on the schedule attached thereto.

10.37(1)	Form of Warrant to purchase shares of Common Stock by and between Digirad Corporation and the investors listed on the schedule attached thereto.

10.38(3)	Form of Warrant to purchase shares of Common Stock by and between Digirad Corporation and the investors listed on the schedule attached thereto.

10.39(5)	2005 Inducement Stock Incentive Plan.

10.40(5)	2005 Inducement Stock Incentive Plan Award Agreement.

10.41#(6)	Executive Employment Agreement by and between Digirad Corporation and Mark Casner, dated September 14, 2005.

10.42+	Supply Agreement by and between Digirad Corporation and QuickSil, Inc., dated October 31, 2005.

10.43#	Amendment to Executive Employment Agreement by and between Digirad Corporation and Mark Casner, dated January 15, 2006.

10.44#	Second Amendment to Executive Employment Agreement by and between Digirad Corporation and Mark Casner, dated March 3, 2006.

21.1(2)	Subsidiaries of Digirad Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q originally filed with the Commission on August 11, 2004, as amended thereafter, and is incorporated herein by reference.

(2)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter, and is incorporated herein by reference.
(3)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on November 2, 2004, and is incorporated herein by reference.
(4)	This exhibit was previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Commission on September 7, 2004, and is incorporated herein by reference.
(5)	This exhibit was previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Commission on September 15, 2005, and is incorporated herein by reference.
(6)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on November 4, 2005, and is incorporated herein by reference.
(7)	This exhibit was previously filed as an exhibit to the Company’s annual report on Form 10-K filed with the Commission on March 3, 2005, and is incorporated herein by reference.
†	Digirad Corporation has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Commission.
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Commission.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGIRAD CORPORATION

Dated: March 8, 2006	By:	/s/ MARK L. CASNER
	Name:	Mark L. Casner
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ MARK L. CASNER Mark L. Casner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2006

/s/ TODD P. CLYDE Todd P. Clyde	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2006

/s/ TIMOTHY J. WOLLAEGER Timothy J. Wollaeger	Director (Chairman of the Board of Directors)	March 8, 2006

/s/ GARY F. BURBACH Gary F. Burbach	Director	March 8, 2006

/s/ RAYMOND V. DITTAMORE Raymond V. Dittamore	Director	March 8, 2006

/s/ R. KING NELSON R. King Nelson	Director	March 8, 2006

/s/ KENNETH E. OLSON Kenneth E. Olson	Director	March 8, 2006

/s/ DOUGLAS REED, M.D. Douglas Reed, M.D.	Director	March 8, 2006

DIGIRAD CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Digirad Corporation

We have audited the accompanying consolidated balance sheets of Digirad Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digirad Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Digirad Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 28, 2006

Digirad Corporation

Consolidated Balance Sheets

(In thousands, except par value amounts)

	As of December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$16,303	$11,348
Securities available-for-sale	33,202	44,215
Accounts receivable, net	8,132	10,017
Inventories, net	5,136	6,980
Other current assets	1,687	1,620

Total current assets	64,460	74,180
Property and equipment, net	9,582	11,182
Intangibles, net	402	542
Restricted cash	60	120

Total assets	$74,504	$86,024

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,152	$4,313
Accrued compensation	2,585	2,410
Accrued warranty	825	1,219
Other accrued liabilities	4,614	2,651
Deferred revenue	2,858	2,344
Current portion of debt	766	2,228

Total current liabilities	13,800	15,165
Long-term debt, net of current portion	368	1,754
Deferred rent	348	371
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized at December 31, 2005 and 2004, respectively; no shares issued and outstanding at December 31, 2005 and 2004	—	—
Common stock, $0.0001 par value: 150,000 shares authorized at December 31, 2005 and 2004; 18,705 and 18,075 shares issued and outstanding at December 31, 2005 and 2004, respectively	2	2
Additional paid-in capital	150,201	149,845
Accumulated other comprehensive loss	(221)	(97)
Deferred compensation	(279)	(920)
Accumulated deficit	(89,715)	(80,096)

Total stockholders’ equity	59,988	68,734

Total liabilities and stockholders’ equity	$74,504	$86,024

See accompanying notes.

Digirad Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years ended December 31,
	2005	2004	2003
Revenues:
DIS	$50,194	$44,505	$34,848
Product	17,992	23,632	21,388

Total revenues	68,186	68,137	56,236
Cost of revenues:
DIS	37,273	31,005	24,463
Product	15,511	14,992	15,091
Stock-based compensation	156	381	114

Total cost of revenues	52,940	46,378	39,668

Gross profit	15,246	21,759	16,568
Operating expenses:
Research and development	3,680	2,982	2,191
Sales and marketing	7,374	7,626	6,008
General and administrative	14,675	9,769	8,097
Amortization and impairment of intangible assets	179	64	444
Stock-based compensation	341	736	112

Total operating expenses	26,249	21,177	16,852

Income (loss) from operations	(11,003)	582	(284)
Other income (expense):
Interest income	1,678	576	36
Interest expense	(217)	(888)	(1,432)
Other expense	(77)	(25)	—

Total other income (expense)	1,384	(337)	(1,396)

Net income (loss)	(9,619)	245	(1,680)
Accretion of deferred issuance costs on preferred stock	—	(161)	(326)

Net income (loss) applicable to common stockholders	$(9,619)	$84	$(2,006)

Basic and diluted net loss per share (1)	$(0.52)	$0.01	$(127.62)

Shares used in per share computations:
Basic (1)	18,468	10,095	16

Diluted (1)	18,468	16,963	16

The composition of stock-based compensation is as follows:
Cost of DIS revenue	$103	$216	$31
Cost of product revenue	53	165	83
Research and development	67	133	8
Sales and marketing	46	136	18
General and administrative	228	467	86

	$497	$1,117	$226

(1)	As a result of the conversion of our preferred stock into 12.4 million shares of our common stock upon completion of our initial public offering in June 2004, there is a lack of comparability in the basic and diluted net income (loss) per share amounts for the periods presented above. Please refer to Note 1 for the pro forma basic and diluted net income (loss) per share calculations for the periods presented.

See accompanying notes.

Digirad Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Deferred Compensation	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balance at December 31, 2002	14	$—	$4,246	$—	$—	$(78,174)	$(73,928)
Exercise of common stock options	10	—	5	—	—	—	5
Deferred compensation	—	—	781	—	(781)	—	—
Amortization of deferred compensation	—	—	—	—	226	—	226
Net loss	—	—	—	—	—	(1,680)	(1,680)
Accretion of deferred issuance costs on preferred stock	—	—	—	—	—	(326)	(326)

Balance at December 31, 2003	24	—	5,032	—	(555)	(80,180)	(75,703)
Exercise of common stock options and warrants	107	—	51	—	—	—	51
Deferred compensation	—	—	1,471	—	(1,471)	—	—
Amortization of deferred compensation	—	—	—	—	1,106	—	1,106
Issuance of warrants to consultants	—	—	40	—	—	—	40
Issuance of common stock in initial public offering	5,500	1	58,813	—	—	—	58,814
Conversion of preferred stock into common stock	12,444	1	84,438	—	—	—	84,439
Accretion of deferred issuance costs on preferred stock	—	—	—	—	—	(161)	(161)
Comprehensive income:
Net income	—	—	—	—	—	245	245
Unrealized loss on securities available-for-sale	—	—	—	(97)	—	—	(97)

Total comprehensive income	—	—	—	—	—	—	148

Balance at December 31, 2004	18,075	2	149,845	(97)	(920)	(80,096)	68,734
Exercise of common stock options	630	—	345	—	—	—	345
Issuance costs related to initial public offering settled for less than the amount provided	—	—	155	—	—	—	155
Deferred compensation	—	—	(144)	—	144	—	—
Amortization of deferred compensation	—	—	—	—	497	—	497
Comprehensive loss:
Net loss	—	—	—	—	—	(9,619)	(9,619)
Unrealized loss on securities available-for-sale	—	—	—	(124)	—	—	(124)

Total comprehensive loss	—	—	—	—	—	—	(9,743)

Balance at December 31, 2005	18,705	$2	$150,201	$(221)	$(279)	$(89,715)	$59,988

See accompanying notes.

Digirad Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2005	2004	2003
Operating activities
Net income (loss)	$(9,619)	$245	$(1,680)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,602	3,086	2,811
Loss on disposal of assets	78	29	8
Amortization and impairment of intangible assets	216	64	444
Stock-based compensation	497	1,106	226
Options, warrants and other equity instruments issued to non-employees	—	11	—
Amortization of premium/(discount) on securities available-for-sale	446	134	—
Changes in operating assets and liabilities:
Accounts receivable	1,885	2,178	(4,327)
Inventories	1,844	(3,271)	2,043
Other assets	(67)	(737)	(346)
Accounts payable	(2,161)	1,277	885
Accrued compensation	175	517	172
Accrued warranty and other accrued liabilities	1,701	542	(261)
Deferred revenue	514	830	183

Net cash provided by operating activities	111	6,011	158
Investing activities
Purchases of securities available-for-sale	(30,032)	(77,969)	—
Maturities of securities available-for-sale	40,475	33,523	—
Purchases of property and equipment	(3,079)	(4,210)	(1,798)
Other assets	(17)	(94)	(181)

Net cash provided (used) by investing activities	7,347	(48,750)	(1,979)
Financing activities
Net issuances of common stock	345	58,865	5
Net borrowings (payments) under lines of credit	—	(9,356)	3,139
Proceeds from capital lease financing	—	312	1,531
Repayment of obligations under capital leases	(2,848)	(2,680)	(2,161)
Repayment of notes receivable from stockholders	—	(735)	—

Net cash provided (used) by financing activities	(2,503)	46,406	2,514

Net increase in cash and cash equivalents	4,955	3,667	693
Cash and cash equivalents at beginning of year	11,348	7,681	6,988

Cash and cash equivalents at end of year	$16,303	$11,348	$7,681

Supplemental information:
Cash paid during the period for interest	$175	$894	$1,326

Conversion of preferred stock to common stock	$—	$84,439	$—

See accompanying notes.

Digirad Corporation

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Digirad Corporation (“Digirad”), a Delaware corporation, is a leading provider of cardiovascular imaging services and solid-state nuclear medicine imaging products to physician offices, hospitals, and imaging centers. Through two subsidiaries, Digirad Imaging Solutions, Inc. and Digirad Imaging Systems, Inc., collectively “DIS,” Digirad provides in-office services for physicians, offering certified personnel, required licensure, an imaging system and other support for the performance of nuclear imaging procedures under the supervision of our physician customers. DIS physician customers enter into annual lease contracts for imaging services delivered on a per-day basis.

Basis of Presentation

The accompanying consolidated financial statements include the operations of DIS. Inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Our significant estimates include the reserve for doubtful accounts, revenue adjustments, excess and obsolete inventories, warranty costs and the valuation allowance for deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents. Cash equivalents primarily represent funds invested in money market funds whose cost equals fair market value.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

Securities, Available-for-sale

Securities consist of high-grade auction rate securities and U.S. government or corporate debt securities. We classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholder’s equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary results in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for all periods presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned. Realized gains and losses on investments in securities have not been material for any period presented. The amortization and accretion, interest income and realized gains and losses are included in interest income within the Consolidated Statements of Operations. The composition of investments at December 31, 2005 and 2004 are as follows (in thousands):

As of December 31, 2005	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Auction rate securities	1 or less	$7,200	$—	$—	$7,200
Corporate debt securities	1 to 3	10,994	—	(185)	10,809
U.S. government securities	1 to 3	15,229	—	(36)	15,193

		$33,423	$—	$(221)	$33,202

As of December 31, 2004	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Auction rate securities	1 or less	$19,150	$—	$—	$19,150
Corporate debt securities	1 to 3	12,516	—	(75)	12,441
U.S. government securities	1 to 3	12,646	—	(22)	12,624

		$44,312	$—	$(97)	$44,215

Concentration of Credit Risk

We invest our cash in accordance with investment guidelines which emphasize the preservation of capital by requiring that investments in marketable securities meet minimum credit ratings assigned by established credit organizations. We also diversify our investments through specifying maximum investments by instrument type and issuer. It is our policy to invest in instruments that have a final maturity of no longer than three years, with a portfolio weighted average maturity of no longer than 18 months.

We have primarily sold our products to customers in the United States and its possessions. We have had limited sales internationally. For the years ended December 31, 2005, 2004 and 2003, no product customer or DIS customer accounted for 10% or more of consolidated revenues.

We maintain reserves for potential credit losses and billing adjustments. We provide a reserve for potential credit losses for accounts which we believe pose a high risk of default based on a combination of factors such as length of time the receivables are past due, customer payment history and our knowledge of a customer’s

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

inability to meet its obligations, as well as our historical bad debt write-off experience. Our estimates of collectibility could be impacted by material amounts by changed circumstances, such as a higher number of defaults or material adverse changes in a payor’s ability to meet its obligations. Our reserve for billing adjustments is estimated based on historical experience rates.

Fair-value of Financial Instruments

The carrying value of financial instruments, such as cash and cash equivalents, securities available-for-sale, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of their short term nature. We do not hold or issue financial instruments for trading purposes.

Inventories

Inventory consists of raw materials, work in process and finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We establish reserves for estimated excess or obsolete inventory based upon assumptions about future demand for our products.

During 2005, we adopted SFAS No. 151, Inventory Costs. SFAS No. 151 clarified the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. These costs—if abnormal —must be recognized as expenses in the period incurred. Adoption of this standard did not have a material impact on our financial position or results of operations.

Property and Equipment

Property and equipment are carried at cost, net of depreciation. Depreciation and amortization of property and equipment, including assets recorded under capital leases, are provided using the straight-line method over the shorter of the estimated useful lives of the related assets, which is three to seven years, or the lease term, if applicable.

During the fourth quarter of 2005, at the request of our operations management, we undertook an assessment of our DIS fleet of mobile cameras to determine whether we needed to deploy newer and more technically advanced models. Based on our assessment, we established a program to replace our existing camera fleet in its entirety over the next three years. We also concluded that we should reduce the depreciable life of our DIS cameras from seven to five years. Fourth quarter results include approximately $1.0 million of additional depreciation resulting from this change in estimated life.

Intangibles

Intangibles include patents, trademarks and acquired customer contracts and are recorded at cost. Patents are amortized over the lesser of their estimated useful or legal lives (up to 20 years). Trademarks are amortized over 10 years. Acquired customer contracts are amortized over their estimated useful lives, which is generally five years. Annual amortization expense related to our intangibles is estimated to be approximately $22,000 in each of the next 5 fiscal years.

Impairment of Long-Lived Assets

We follow Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The scope of SFAS No. 144 includes long-lived assets, or groups of assets, to be held and used as well as those which are to be

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

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

We perform an annual review of the carrying value of our long-lived assets to be held and used, including certain identifiable intangible assets, during the fourth quarter of each fiscal year. No material impairment charges were recorded during 2005, 2004 or 2003 related to identifiable intangible assets.

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

We have two primary sources of revenue: 1) product sales, which includes the associated sale of maintenance services and 2) mobile in-office nuclear imaging services. Product revenues consists of revenues from the sales of gamma cameras and accessories and we generally recognize revenue upon delivery to customers. We also provide installation and training for camera sales in the United States.

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

DIS revenue is derived from our mobile in-office nuclear imaging services. Revenue related to mobile imaging services is recognized at the time services are performed and disposables are provided and collection is reasonably assured. No product sales are included in DIS revenue. DIS services are generally billed on a per-day basis under annual contracts which specify the number of days of service to be provided. If a physician fails to complete a minimum number of lease days in a given annual period, we have the right to bill the physician for the shortfall, although we generally recognize such revenue upon collection. We are compensated for mobile imaging services provided to patients directly from the physicians under contract.

Shipping and Handling Fees and Costs

We record all shipping and handling billings to a customer in a sales transaction as revenue earned for the goods provided in accordance with the Emerging Issues Task Force (“EITF”) Issue 00-10, Accounting for Shipping and Handling Fees and Costs. Our revenues related to shipping and handling for all periods presented are immaterial. Shipping and handling costs are included in cost of revenues and were $0.3 million, $0.4 million and $0.3 million for 2005, 2004 and 2003, respectively.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

Stock-Based Compensation

We have stock option plans under which stock options have been granted to employees and non-employee members of our Board of Directors. We have elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for these stock options as permitted by SFAS No. 123 (FAS 123), Accounting for Stock-Based Compensation. Under APB 25, if the exercise price of our employee stock options is not less than the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

We recorded deferred stock compensation during fiscal 2004 and prior years in connection with stock options which were granted with exercise prices below the fair market value of our common stock as determined by our Board of Directors. In determining the fair value of the common stock at the respective grant dates, the Board of Directors considered, among other factors, (i) the advancement of our technology, (ii) our financial position and (iii) the fair value of our common stock or preferred stock as determined in arm’s-length transactions. Deferred stock compensation is recognized and amortized on an accelerated basis in accordance with FASB Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the related options, generally four years.

Deferred compensation for stock options and warrants granted to non-employees is recorded at fair value as determined in accordance with FAS No. 123, and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services. The fair value of the unvested options, warrants, and other equity instruments is periodically re-measured and the related amortization is adjusted as necessary. No material amounts of non-employee stock-based compensation were recorded in 2005, 2004 and 2003.

In accordance with the requirements of the disclosure-only alternative allowed by FAS No. 123, set forth below (in thousands) is the pro forma illustration of the effect on net income (loss) as if we had accounted for all of our employee stock options under the fair value method of that statement instead of applying the guidelines provided by APB 25. Our adjusted net loss information is as follows (in thousands):

	Years ended December 31,
	2005	2004	2003
Net income (loss) applicable to common stockholders, as reported	$(9,619)	$84	$(2,006)
Add: total stock-based employee compensation included in reported net loss	497	1,106	226
Less: total stock-based employee compensation determined under the fair value method for all awards	(3,977)	(2,104)	(270)

Adjusted net loss	$(13,099)	$(914)	$(2,050)

Basic and diluted net income (loss) per share, as reported	$(0.52)	$0.01	$(127.62)

Adjusted basic and diluted net loss per share	$(0.71)	$(0.09)	$(130.44)

The fair value of the options granted prior to the completion of our initial public offering was estimated at the date of grant using the minimum value pricing model. Upon completion of the initial public offering in June 2004, we began using the Black-Scholes model to estimate fair value.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

The following weighted average assumptions were utilized for the calculations during each year:

	Years ended December 31,
	2005	2004	2003
Expected dividend yield	—	—	—
Risk-free interest rate	4.02%	3.32%	3.50%
Expected volatility	73%	43%	—%
Expected life (in years)	5.00	5.00	5.00

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

	Years ended December 31,
	2005	2004	2003
Balance at beginning of year	$1,219	$1,051	$858
Charges to cost of revenues	1,160	1,670	1,961
Applied to liability	(1,554)	(1,502)	(1,768)

Balance at end of year	$825	$1,219	$1,051

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs for the years ended December 31, 2005, 2004 and 2003 (in thousands), were $530, $454 and $232, respectively.

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

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

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

Historical and pro forma basic and diluted net income (loss) per share were calculated as follows (in thousands, except per share amounts):

	Years ended December 31,
	2005	2004	2003
Historical:
Numerator:
Net income (loss)—diluted	$(9,619)	$245	$(1,680)
Accretion of deferred issuance costs on preferred stock	—	(161)	(326)

Net income (loss) applicable to common stockholders—basic	$(9,619)	$84	$(2,006)

Denominator:
Weighted average common shares outstanding—basic	18,468	10,095	16
Effect of dilutive securities:
Conversion of preferred stock	—	5,489	—
Options	—	1,353	—
Warrants	—	26	—

Weighted average common shares outstanding—diluted	18,468	16,963	16

Net income (loss) per common share applicable to common shareholders:
Basic	$(0.52)	$0.01	$(127.62)

Diluted	$(0.52)	$0.01	$(127.62)

Pro forma:
Numerator:
Net income (loss)—basic and diluted	$(9,619)	$245	$(1,680)

Denominator:
Weighted average common shares outstanding—basic	18,468	10,095	16
Pro forma adjustments to reflect weighted average effect of assumed conversion of preferred stock	—	5,489	12,444

Pro forma weighted average common shares outstanding—basic	18,468	15,584	12,460

Weighted average common shares outstanding—diluted	18,468	10,095	16
Pro forma adjustments to reflect weighted average effect of assumed conversion of preferred stock	—	5,489	12,444
Effect of dilutive securities:
Options	—	1,353	—
Warrants	—	26	—

Pro forma weighted average common shares outstanding—diluted	18,468	16,963	12,460

Pro forma net income (loss) per common share:
Basic	$(0.52)	$0.02	$(0.13)

Diluted	$(0.52)	$0.01	$(0.13)

Potentially dilutive securities (in thousands) totaling 749 and 13,883 as of December 31, 2005 and 2003, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (SFAS 95). Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We will adopt SFAS 123R on January 1, 2006.

As permitted by SFAS 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. Determining the exact impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the assumptions for the variables which affect the computation. In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Changes in such subjective input assumptions can materially affect the fair value estimate of employee stock options. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share elsewhere in Note 1 of our consolidated financial statements under “Stock-Based Compensation”.

2. Financial Statement Details

The composition of certain balance sheet accounts is as follows (in thousands):

Accounts Receivable

	December 31,
	2005	2004
Accounts receivable	$9,231	$10,833
Less reserves and allowance for doubtful accounts	(1,099)	(816)

	$8,132	$10,017

Inventories

	December 31,
	2005	2004
Raw materials	$2,087	$2,308
Work-in-progress	3,431	4,046
Finished goods	514	1,041

	6,032	7,395
Less reserves for excess and obsolete inventories	(896)	(415)

	$5,136	$6,980

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

Property and Equipment

	December 31,
	2005	2004
Machinery and equipment	$20,231	$19,226
Furniture and fixtures	230	337
Computers and software	3,309	2,845
Leasehold improvements	742	516
Construction in process	157	22

	24,669	22,946
Less accumulated depreciation and amortization	(15,087)	(11,764)

	$9,582	$11,182

Other Accrued Liabilities

	December 31,
	2005	2004
Radiopharmaceuticals and consumable medical supplies	$1,101	$555
Customer deposits	1,073	209
Legal costs	368	233
Travel expenses	312	158
Audit and tax fees	276	135
Sales tax payable	216	371
Other accrued liabilities	1, 268	990

	$4,614	$2,651

3. Debt

	December 31,
	2005	2004
Total debt	$1,134	$3,982
Current portion of debt	(766)	(2,228)

Long-term debt, less current portion	$368	$1,754

During 2000 through 2004, we entered into a series of financing transactions structured as capital leases. The equipment, consisting of vans equipped with our mobile gamma cameras, is used by DIS to provide mobile nuclear imaging services. The initial terms of these leases range from 36 to 63 months. The cost of the equipment financed was $2.5 million ($1.6 million of accumulated depreciation) at December 31, 2005 and $6.4 million ($3.4 million of accumulated depreciation) at December 31, 2004.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

4. Commitments and Contingencies

Leases

We lease our facilities under non-cancelable operating leases that expire through 2010. Rent expense was $1.1 million, $1.1 million and $1.0 million (including common area charges) for the years ended December 31, 2005, 2004 and 2003, respectively. Annual future minimum lease payments as of December 31, 2005 are as follows (in thousands):

	Operating Leases	Capital Leases
2006	$1,095	$834
2007	871	290
2008	723	101
2009	662	1
2010	141	—

Total minimum lease payments	$3,492	1,226

Less amount representing interest		(92)

Present value of future minimum capital lease obligations		1,134
Less amounts due in one year		(766)

Long-term portion		$368

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

In September 2005, we received notice from the Nuclear Regulatory Commission of an apparent license violation relating to findings by the Commission’s Office of Investigation of (a) the deliberate submission of inaccurate information to us by a physician listed as an authorized user on our license; and (b) our submission of that information to the Commission, not knowing that the information was false. We attended a mediation in the matter. The mediation resulted in the declaration of a Level III violation and our agreement to implement certain corrective action.

Legal Matters

In January 2005, a complaint was served on a physician, who is a DIS customer, his medical practice and two DIS technicians, individually and in their capacity as agents of the medical practice. The complaint was filed in the Circuit Court of the Fifth Judicial Circuit, County of Vermilion, Danville, Illinois and alleges negligence claims in connection with the death of a patient purportedly arising from the administration of a stress imaging test. The trial is set for September 2006. While the technicians deny the allegations and we will vigorously defend them in the matter, we cannot assure you that this matter will be resolved in their favor.

On February 17, 2006, we filed a complaint in the United States District Court for the Southern District of California against Gamma Medica—IDEAS alleging infringement of two patents, and seeking monetary damages and injunctive relief based thereon.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

On February 17, 2006, nine former and present employees filed a complaint against us in the United States District Court, Northern California, Oakland Division, alleging wage and hour violations, wrongful termination and other tort claims. Plaintiffs seek compensatory and punitive damages and penalties. We have not yet responded to the complaint.

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

Preferred stock

Deferred issuance costs for all series of preferred stock totaled $982,043 and were being accreted up to the redemption value of the related redeemable convertible preferred stock through July 31, 2004 (the earliest redemption date). Upon completion of our initial public offering and the related conversion of all of our outstanding preferred stock to common stock, we ceased accreting up to the redemption value. We recorded accretion of deferred issuance costs on preferred stock of $0.2 million and $0.3 million in 2004 and 2003, respectively.

Warrants

At December 31, 2005, 78,000 common stock warrants with a weighted average exercise price of $29.16 per share were outstanding.

Stock Options

We have stock option plans under which stock options have been granted to employees and non-employee members of our Board of Directors. Under our 2004 Stock Incentive Plan (the “2004 Plan”), we are authorized to issue an aggregate of 1,400,000 shares of common stock. The number of shares reserved for issuance under the 2004 Plan will be increased by any shares, up to a maximum of 1,500,000 shares, represented by awards under the 1998 Stock Option/Stock Issuance Plan that are forfeited, expire or are cancelled. In 2005, our Board of Directors approved the 2005 Inducement Stock Incentive Plan (the “2005 Plan”) and reserved an aggregate of 500,000 shares of our common stock for issuance under this plan. Grants made under this plan must be made at exercise prices at least equal to fair market value on the date of grant and may only be offered to prospective employees as inducements to enter into the employ of the Company. Terms of any award of stock options, restricted stock, restricted stock units, stock appreciation rights or dividend equivalent rights under either the 2004 or 2005 Plans, including any vesting requirement (which is generally four years), are determined by the Board of Directors. Options granted have a term of up to ten years.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

Prior to the completion of our initial public offering in June 2004, we were authorized to issue an aggregate of 1,682,807 shares of common stock under our 1991 Stock Option Program, 1997 Stock Option/Stock Issuance Plan and 1998 Stock Option/Stock Issuance Plan; however, no additional awards may now be made under such plans. Upon grant, the options were generally exercisable immediately; however, any exercised but unvested shares remain subject to repurchase by us at the original exercise price. Options granted under these pans have terms of up to ten years.

The following table summarizes option activity under the stock option plans (in thousands, except weighted average exercise price):

	Shares	Weighted average exercise price
Outstanding at December 31, 2002	1,364	$2.29
Granted	286	$0.49
Cancelled	(260)	$2.84
Exercised	(10)	$0.49

Outstanding at December 31, 2003	1,380	$1.83
Granted	715	$7.71
Cancelled	(78)	$7.33
Exercised	(86)	$0.49

Outstanding at December 31, 2004	1,931	$3.84
Granted	1,346	$5.35
Cancelled	(366)	$7.33
Exercised	(631)	$0.55

Outstanding at December 31, 2005	2,280	$5.08

The weighted average exercise price and weighted average fair value per share for the 714,679 options granted during the year ended December 31, 2004 were $7.71 and $6.02, respectively. The weighted average exercise price and weighted average fair value per share for the 1,346,311 options granted during the year ended December 31, 2005 were $5.35 and $3.39, respectively.

Following is a further breakdown of the options outstanding as of December 31, 2005 (in thousands):

Exercise price	Options outstanding	Weighted average contractual life in years	Weighted average exercise price of options outstanding	Vested options	Weighted average exercise price of vested options
$0.49	562	6.9	$0.49	487	$0.49
$4.22 - $4.99	405	9.7	$4.77	—	$4.22
$5.24 - $5.75	1,031	9.1	$5.51	403	$5.47
$6.51 - $8.06	72	8.3	$7.21	25	$7.03
$9.00 - $10.10	208	8.1	$9.50	98	$9.43
$147 - $2,450	2	3.4	$657.64	2	$657.64

$0.49 - $2,450	2,280	8.5	$5.08	1,015	$4.68

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

Common Shares Reserved for Issuance

The following table summarizes common shares reserved for future issuance at December 31, 2005 (in thousands):

Stock options outstanding	2,280
Stock options available for future grant	521
Warrants	78

Total common shares reserved for issuance	2,879

6. Income Taxes

As of December 31, 2005, we had federal and state income tax net operating loss carry forwards of approximately $81.9 million and $41.8 million, respectively. The federal loss carry forwards will begin expiring in 2007 unless previously utilized. The California tax loss carryforwards will begin to expire in 2006 unless previously utilized. We also have federal and California research and other credit carry forwards of approximately $1.9 million and $1.5 million, respectively. The research and other credit carry forwards begin to expire in 2006 unless previously utilized.

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

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carry forwards	$30,926	$27,478
Research and development and other credits	3,083	3,010
Reserves	1,408	1,234
Capitalized research and inventory costs	283	430
Other, net	1,152	1,354

Total deferred tax assets	36,852	33,506
Deferred tax liabilities—depreciation	(1,483)	(2,638)
Valuation allowance for deferred tax assets	(35,369)	(30,868)

Net deferred tax assets	$—	$—

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

7. Segments

Our reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the operating income (loss) contributed by each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment data in thousands	Years ended December 31,
	2005	2004	2003
Gross profit by segment:
DIS	$12,818	$13,285	$10,355
Product	2,428	8,474	6,213

Consolidated gross profit	$15,246	$21,759	$16,568

Income (loss) from operations by segment:
DIS	$(1,791)	$2,168	$1,649
Product	(9,212)	(1,586)	(1,933)

Consolidated income (loss) from operations	$(11,003)	$582	$(284)

Depreciation, amortization and impairment of intangible assets by segment:
DIS	$3,478	$2,167	$2,152
Product	1,340	983	1,103

Consolidated total	$4,818	$3,150	$3,255

	As of December 31,
	2005	2004	2003
Identifiable assets by segment:
DIS	$14,141	$15,839	$16,016
Product	60,363	70,185	19,143

Consolidated assets	$74,504	$86,024	$35,159

In 2005, we had no foreign sales. In 2004, sales to a customer in Canada represented less than 1% of total revenues for the year. In 2003, sales to a customer in Russia and a customer in Puerto Rico represented less than 3% and 1%, respectively, of total revenues for the year.

8. Employee Retirement Plan

We have a 401(k) retirement plan (the “Plan”), under which all full-time employees may contribute up to 100% of their annual salary, within IRS limits. Although we may make discretionary contributions to the Plan, we did not make any such contributions in 2005, 2004 or 2003.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

9. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2005 and 2004 are as follows (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2005
Revenues	$17,970	$15,462	$17,352	$17,402
Gross profit	5,157	3,411	3,409	3,269
Loss from operations	(1,225)	(3,342)	(3,211)	(3,225)
Net loss	(981)	(3,041)	(2,827)	(2,770)
Net loss per common share—basic (1)	(0.05)	(0.17)	(0.15)	(0.15)
Net loss per common share—diluted (1)	(0.05)	(0.17)	(0.15)	(0.15)

Fiscal 2004
Revenues	$15,868	$17,290	$17,224	$17,756
Gross profit	4,848	5,666	5,752	5,492
Income (loss) from operations	79	358	319	(174)
Net income (loss)	(266)	103	386	22
Net income (loss) applicable to common stockholders	(354)	30	386	22
Net income (loss) per common share—basic (1)	(10.88)	0.01	0.02	—
Net income (loss) per common share—diluted (1)	(10.88)	0.01	0.02	—

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.