Form 10-Q
period 2006-03-31
DIGIRAD CORP
filed 2006-05-10
CIK 707388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether NAI is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether NAI is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

As of April 25, 2006, the registrant had 18,741,662 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Digirad Corporation

Consolidated Balance Sheets

(In thousands, except par value amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,127	$16,303
Securities available-for-sale	29,651	33,202
Accounts receivable, net	9,026	8,132
Inventories, net	4,137	5,136
Other current assets	1,557	1,687

Total current assets	61,498	64,460
Property and equipment, net	9,600	9,582
Intangibles, net	454	402
Restricted cash	60	60

Total assets	$71,612	$74,504

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,565	$2,152
Accrued compensation	2,425	2,585
Accrued warranty	779	825
Other accrued liabilities	4,112	4,614
Deferred revenue	2,869	2,858
Current portion of debt	593	766

Total current liabilities	13,343	13,800
Long-term debt, net of current portion	298	368
Deferred rent	336	348
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value: 10,000 shares authorized at March 31, 2006 and December 31, 2005; no shares issued or outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $0.0001 par value: 150,000 shares authorized at March 31, 2006 and December 31, 2005; 18,741 and 18,705 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	2	2
Additional paid-in capital	150,416	150,201
Accumulated other comprehensive loss	(264)	(221)
Deferred compensation	—	(279)
Accumulated deficit	(92,519)	(89,715)

Total stockholders’ equity	57,635	59,988

Total liabilities and stockholders’ equity	$71,612	$74,504

See accompanying notes.

Digirad Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2006	2005
Revenues:
DIS	$13,217	$12,322
Product	5,738	5,648

Total revenues	18,955	17,970
Cost of revenues:
DIS	10,432	8,659
Product	4,130	4,154

Total cost of revenues	14,562	12,813

Gross profit	4,393	5,157
Operating expenses:
Research and development	1,096	922
Sales and marketing	2,459	2,039
General and administrative	4,129	3,405
Amortization of intangible assets	9	16

Total operating expenses	7,693	6,382

Loss from operations	(3,300)	(1,225)
Other income (expense):
Interest income	522	342
Interest expense	(26)	(90)
Other	—	(8)

Total other income (expense)	496	244

Net loss	$(2,804)	$(981)

Net loss per common share – basic and diluted	$(0.15)	$(0.05)

Shares used in computing net loss per common share:
Weighted average shares outstanding – basic and diluted	18,710	18,105

The above results include stock-based compensation as follows:
Cost of DIS revenue	$20	$34
Cost of product revenue	18	25
Research and development	42	22
Sales and marketing	75	21
General and administrative	316	76

	$471	$178

See accompanying notes.

Digirad Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2006	2005
Operating activities
Net loss	$(2,804)	$(981)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,335	866
Loss on disposal of assets	—	8
Amortization of premium on securities available-for-sale	56	120
Amortization of intangibles	14	16
Stock-based compensation	476	178
Changes in operating assets and liabilities:
Accounts receivable	(894)	(1,601)
Inventories	999	(1,034)
Other assets	130	(67)
Accounts payable	413	699
Accrued compensation	(160)	(447)
Accrued warranty, deferred rent and other accrued liabilities	(560)	590
Deferred revenue	11	564

Net cash used by operating activities	(984)	(1,089)
Investing activities
Purchases of securities available-for-sale	(4,749)	(9,104)
Maturities of securities available-for-sale	8,200	10,525
Purchases of property and equipment	(1,353)	(1,493)
Patents and other assets	(65)	—

Net cash provided (used) by investing activities	2,033	(72)
Financing activities
Issuances of common stock	18	30
Repayment of obligations under capital leases	(243)	(2,181)

Net cash used by financing activities	(225)	(2,151)

Net increase (decrease) in cash and cash equivalents	824	(3,312)
Cash and cash equivalents at beginning of period	16,303	11,348

Cash and cash equivalents at end of period	$17,127	$8,036

Supplemental information:
Cash paid during the period for interest	$20	$63

See accompanying notes.

DIGIRAD CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. Interim Financial Information

Organization

Digirad Corporation (“Digirad”), a Delaware corporation, is a leading provider of cardiovascular imaging services and solid-state nuclear medicine imaging products to physician offices, hospitals and imaging centers. We were the first company to design and commercialize a solid-state medical gamma camera for the detection of cardiovascular disease and other medical conditions. Our imaging systems are mobile as well as fixed and provide enhanced operability and improved patient comfort and utilization and, in the case of our Cardius®-3 system, shorter image acquisition time, when compared to traditional vacuum tube cameras. The cameras and accompanying equipment fit easily into floor spaces as small as seven feet by eight feet and facilitate the delivery of nuclear medicine procedures directly in a physician’s office, an outpatient hospital setting or within multiple departments of a hospital. Our cardiovascular imaging services are provided through two subsidiaries, Digirad Imaging Solutions, Inc. and Digirad Imaging Systems, Inc., collectively “DIS,” offering certified personnel, required licensure, an imaging system and other support and supplies for the performance of nuclear imaging procedures under the supervision of our physician customers. DIS physician customers enter into annual lease contracts for imaging services delivered on a per-day basis.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Intercompany accounts have been eliminated in consolidation. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year. For further information see our financial statements and related disclosures thereto for the year ended December 31, 2005 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Net Income (Loss) Per Share

We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, convertible preferred stock, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

2. Financial Statement Details

Inventories consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$1,847	$2,087
Work-in-progress	2,805	3,431
Finished goods	379	514

	5,031	6,032
Less reserves for excess and obsolete inventories	(894)	(896)

	$4,137	$5,136

Property and equipment consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Machinery and equipment	$20,319	$20,231
Computers and software	3,426	3,309
Leasehold improvements	742	742
Furniture and fixtures	230	230
Construction in process	454	157

	25,171	24,669
Less accumulated depreciation and amortization	(15,571)	(15,087)

	$9,600	$9,582

Other accrued liabilities consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Radiopharmaceuticals and consumable medical supplies	$986	$1,101
Customer deposits	573	1,073
Legal and other professional costs	721	644
Other accrued liabilities	1,832	1,796

	$4,112	$4,614

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

The activities in our warranty reserve are as follows (in thousands):

	Three months ended March 31,
	2006	2005
Balance at beginning of period	$825	$1,219
Charges to cost of revenues	260	382
Applied to liability	(306)	(390)

Balance at end of period	$779	$1,211

4. Comprehensive Income

Comprehensive income consists of the following components (in thousands):

	Three months ended March 31,
	2006	2005
Net loss, as reported	$(2,804)	$(981)
Unrealized losses on marketable securities	(43)	(117)

Comprehensive loss	$(2,847)	$(1,098)

5. Stock-Based Compensation

Adoption of SFAS 123(R)

Effective January 1, 2006, we adopted the fair value recognition provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). We have not restated our financial results for prior periods. In accordance with SFAS 123(R), we utilized the prospective method for equity share options granted prior to our initial public offering as we had used the minimum value method of measuring these options for pro forma disclosure. We utilized the modified prospective method for equity share options granted subsequent to our initial public offering as we had used the fair-value-based method for pro forma disclosure purposes under SFAS 123. Under these transition methods, compensation cost recognized in the three months ended March 31, 2006 includes the following: (a) share-based compensation cost associated with options granted prior to our initial public offering with exercise prices less than the deemed fair value of the common stock at the date of grant, (b) compensation cost related to any share-based payments granted subsequent to the date of our initial public offering through, but not vested as of, December 31, 2005, and (c) compensation cost for any share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Prior to the completion of our initial public offering in June 2004, stock options were granted at exercise prices that were below the deemed fair value of the common stock on the date of grant. Accordingly, deferred stock compensation was recorded in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (“APB 25”). The deferred stock compensation was amortized on a straight-line basis over the vesting period of the related awards. In accordance with SFAS 123(R), we reversed the balance of deferred compensation from shareholders’ equity on the date of adoption but, as noted above, we continue to recognize the related compensation cost in the statement of operations.

As a result of adopting SFAS 123(R), our net loss for the three months ended March 31, 2006 is approximately $403,000 greater than if we had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the three months ended March 31, 2006, would have been $0.13 if we had not adopted SFAS 123(R) compared to reported basic and diluted loss per share of $0.15, respectively.

Compensation Costs

As noted on our statement of operations, results of operations for the three months ended March 31, 2006 include stock-based compensation costs of $0.5 million. Share-based compensation capitalized as part of our inventory was not significant. There were no significant modifications to our share-based employee payment plans during the periods presented that resulted in any incremental compensation cost.

Valuation of Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model that uses the assumptions noted in the following table. All options granted have a maximum term of ten years. As permitted by SAB 107, we utilized the “shortcut approach” to estimate the options’ expected term, which represents the period of time that options granted are expected to be outstanding. We utilized this approach since our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term. Expected volatilities are based on historical volatility of our stock as well as the stock of comparable companies. We estimated the forfeiture rate based on historical data for forfeitures and we are recognizing compensation costs only for those equity awards expected to vest. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

The following weighted average assumptions were utilized for the calculations during each period:

	Three months ended March 31,
	2006	2005
Expected life (in years)	6.05	5.00
Expected volatility	55%	75%
Forfeiture rate	18.0%	—
Risk-free interest rate	4.52%	3.77%
Expected dividend yield	—	—

Adjusted net loss information

Prior to adoption of SFAS 123(R), we followed APB 25 in accounting for our employee stock options as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. The following table illustrates the effect on net loss and loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the quarter ended March 31, 2005, prior to the adoption of SFAS 123(R).

For purposes of this pro forma disclosure, the fair value of the options granted prior to the completion of our initial public offering was estimated at the date of grant using the minimum value pricing model. Upon completion of the initial public offering in June 2004, we began using the Black-Scholes model to estimate fair value. The estimated fair value of the options is amortized on an accelerated basis in accordance with FASB Interpretation (“FIN”) No. 28 over the vesting period. Disclosures for the three months ended March 31, 2006 are not presented in the following table because stock-based payments were accounted for under SFAS 123(R)’s fair-value method during that period.

Our adjusted net loss information for the quarter ended March 31, 2005 is as follows (in thousands):

Three Months Ended March 31, 2005
Net loss	$(981)
Add: total stock-based employee compensation included in reported net loss	178
Less: total stock-based employee compensation determined under the fair value method for all awards	(511)

Pro forma net loss	$(1,314)

Basic and diluted net loss per common share – as reported	$(0.05)

Basic and diluted net loss per common share – pro forma	$(0.07)

In conjunction with the adoption of FAS 123R, we determined that the pro forma expense related to actual forfeitures was computed incorrectly during fiscal 2005. As a result, pro forma compensation cost during 2005 is different than the amounts previously disclosed as follows (in thousands, except per share data):

	Three months Ended March 31, 2005	Three months Ended June 30, 2005	Three months Ended September 30, 2005	Year Ended December 31, 2005
As previously disclosed:
Pro forma net loss	$(1,342)	$(4,087)	$(3,741)	$(13,099)
Pro forma net loss per share	$(0.07)	$(0.22)	$(0.20)	$(0.71)
As revised:
Pro forma net loss	$(1,314)	$(3,849)	$(3,525)	$(12,046)
Pro forma net loss per share	$(0.07)	$(0.21)	$(0.19)	$(0.65)

6. Stock Options

Stock-based Employee Compensation Plans

We have two stock option plans under which stock options are granted to employees and non-employee members of our Board of Directors, the 2004 Stock Incentive Plan and the 2005 Inducement Stock Incentive Plan. Option grants under these plans generally have ten year terms and vest over four years. As of March 31, 2006, 2,352,000 shares of our common stock were reserved for issuance upon exercise of outstanding options and 412,000 shares were available for future grants under our option plans.

Summary of Stock Options

A summary of options under all of our share-based compensation plans as of March 31, 2006, and activity during the three months then ended, are as follows (in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2005	2,280	$5.08
Options granted	237	$4.11
Options exercised	(36)	$0.49
Options forfeited	(129)	$8.92

Options outstanding at March 31, 2006	2,352	$4.82	8.29	$2,025

Options vested and exercisable at March 31, 2006	1,109	$4.62	7.36	$1,758

Disclosures Pertaining to All Share-Based Compensation Plans

Of the options outstanding at March 31, 2006, 2,129,000 of the shares are vested or are expected to vest, and have a weighted average exercise price of $4.81 and an intrinsic value of $2.0 million. Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at March 31, 2006 (“in-the-money options”). The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and March 31, 2005 was $2.34 and $4.31, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $124,000.

As of March 31, 2006, $2,132,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our various plans is expected to be recognized over a weighted-average period of 1.7 years.

Cash received from option exercises for the three months ended March 31, 2006 and 2005 was $18,000 and $30,000, respectively. Because of our net operating losses, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three months ended March 31, 2006 and 2005.

7. Segments

Digirad has two reportable segments: DIS and Product. DIS collectively refers to our wholly-owned subsidiaries, Digirad Imaging Solutions, Inc. and Digirad Imaging Systems, Inc. Through DIS, we offer FlexImaging, our mobile and comprehensive leasing service for physicians who wish to perform nuclear cardiology and nuclear medicine procedures in their offices, but may not have the patient volume, capital, or personnel to justify purchasing an imaging system. Our product revenue results primarily from selling solid-state gamma cameras, imaging chairs, upgrades and accessories, such as printers, viewing workstations and networking solutions, and from our maintenance contracts. We sell our imaging systems to physician offices, hospitals, and imaging centers primarily in the United States. Although we have historically sold a small number of imaging systems internationally, foreign sales were not significant in any of the periods presented below.

We have determined our reporting segments based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the operating income contributed by each segment.

Segment results are as follows (in thousands):

	Three months ended March 31,
	2006	2005
Gross profit by segment:
DIS	$2,785	$3,663
Product	1,608	1,494

Consolidated gross profit	$4,393	$5,157

Income (loss) from operations by segment:
DIS	$(1,612)	$166
Product	(1,688)	(1,391)

Consolidated loss from operations	$(3,300)	$(1,225)

Depreciation, and amortization of intangible assets by segment:
DIS	$1,038	$609
Product	311	273

Consolidated depreciation and amortization	$1,349	$882

Identifiable assets by segment:
DIS	$14,764	$17,900
Product	56,848	66,458

Consolidated assets	$71,612	$84,358

8. Commitments and Contingencies

Compliance with Laws and Regulations

We are directly or indirectly through our clients, subject to extensive regulation by both the federal government and the states and foreign countries in which we conduct business. The healthcare laws applicable to us are complex and are subject to variable interpretations. We have established a compliance program to identify any compliance issues, correct any identified issues and assist us in remaining in compliance with the applicable healthcare laws, and have instituted other safeguards intended to help prevent any violations of the laws and to remedy any situations that could give rise to violations.

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

On February 17, 2006, nine former and present employees filed a complaint against us in the United States District Court, Northern California, Oakland Division, alleging wage and hour violations, wrongful termination and other tort claims. Plaintiffs seek compensatory and punitive damages and penalties. On March 30, 2006, three other employees filed a complaint in the same court, making similar allegations. We have not yet responded to the complaints.

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

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q, and the audited financial statements and notes thereto as of and for the year ended December 31, 2005 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2006. Operating results are not necessarily indicative of results that may occur in future periods.

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, product development, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. In this report, for example, we make forward-looking statements regarding our expectations about the revenue growth in DIS as we expand into new markets and continue to penetrate and improve utilization rates within existing markets, expectations of increasing sales shifting from our single head to multi-head cameras, continuing to strengthen our sales team, persistent pricing pressures affecting our sales of dual-headed gamma cameras, the length of the sales cycle in our DIS business for some of our customers, the effect on our business of changes to the Stark Law and the new appropriateness criteria for cardiac imaging, continuing investments in research and development initiatives to enhance our system software, improve system sensitivity, reduce product costs and enhance reliability, the testing and roll-out of our Cardius-3 camera into DIS and the value it can represent to our customers, our belief that DIS revenue will continue to represent a larger percentage of our consolidated revenue than our product business revenue, and the assessment and upgrade of our DIS camera fleet. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would,” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Overview

We are a leading provider of cardiovascular imaging services and solid-state nuclear medicine imaging products to physician offices, hospitals and imaging centers. We were the first company to design and commercialize a solid-state medical gamma camera for the detection of cardiovascular disease and other medical conditions. Our imaging systems are mobile as well as fixed and provide enhanced operability and improved patient comfort and utilization and, in the case of our Cardius®-3 system, shorter image acquisition time, when compared to traditional vacuum tube cameras. The cameras and accompanying equipment fit easily into floor spaces as small as seven feet by eight feet and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting or within multiple departments of a hospital.

Consolidated revenues were $19.0 million in the first quarter of 2006, which represented an increase of 5.5% over the comparable prior year period attributable mainly to the growth in our DIS business. In DIS, revenue increased 7.3% to $13.2 million, and in the product business, revenue increased 1.6% to $5.7 million. As of March 31, 2006, our DIS segment operated in 25 states and the District of Columbia. During the first quarter of 2006 and in line with our DIS fleet upgrade program, we replaced 5 systems and currently are operating three mobile Cardius-3 systems in DIS. The total number of mobile cameras in our DIS fleet was 80 as of March 31, 2006, and 71 at March 31, 2005. We performed 3,461 service days during the first quarter of 2006 compared to 3,381 service days in the comparable prior year period. Revenue per day increased to $3,814 for the first quarter of 2006 compared to $3,644 in the first quarter of 2005. Our DIS gross margins in the first quarter of 2006 declined to 21.1% compared to 29.7% during the first quarter of 2005, principally due to additional depreciation costs of approximately $441,000 resulting from the reduction of the depreciable lives of our DIS fleet of cameras from seven years to five years in the fourth quarter of 2005, and a decline in staff productivity and system utilization. Our product business gross margins improved to 28.0% for the first quarter of 2006 compared to 26.5% during the first quarter of 2005, mainly as a result of improved margins on our camera service and maintenance contracts. Overall, we ended the first quarter of 2006 with a net loss of $2.8 million, as compared to a net loss of $1.0 million for the first quarter of 2005.

Revenues

Our revenues are generated within two primary operating segments: our DIS business and product sales. DIS collectively refers to our wholly-owned subsidiaries, Digirad Imaging Solutions, Inc. and Digirad Imaging Systems, Inc. Through DIS, we offer a comprehensive mobile imaging leasing program, called FlexImaging®. This mobile imaging service is an alternative to purchasing a gamma camera for physicians who wish to perform nuclear imaging procedures in their offices but prefer to outsource the leasing of the imaging system, certified personnel, needed licensure and other resources.

FlexImaging is provided under the supervision of our physician customers. We also offer DigiTech leases, a service similar to FlexImaging services, except that our customer owns one of our cameras, but we continue to provide staffing and other support services. DIS leasing services are primarily provided to cardiologists and internists. Physicians enter into annual contracts for imaging services delivered on a per-day basis. Our typical lease contracts provide service coverage ranging from once per month to three times per week, adjusted for holidays and vacations. We experience some seasonality in our DIS business related to summer slowdowns (principally relating to vacations), holidays and inclement weather.

Our product revenue results primarily from selling solid-state gamma cameras and other ancillary items, and from our camera maintenance contracts. We sell our imaging systems to physician offices, hospitals and imaging centers primarily in the United States, although we have sold a small number of imaging systems internationally. We do not anticipate that the international market will be a significant source of revenues in the foreseeable future.

Our Market

The target market for our products and services is comprised of approximately 26,000 cardiologists and the larger group practices of four or more practitioners among the 130,000 internists and family practitioners in the United States that perform or could perform nuclear cardiac procedures. We estimate that there are approximately 8,000 internist practices comprising more than four internists. According to industry sources, 18.4 million nuclear imaging procedures were performed in the United States in 2003, of which 10.2 million procedures were cardiac-specific procedures. To our knowledge, this industry information has not been updated. As a basis of comparison however, through DIS we performed 98,000 imaging procedures in 2005, up approximately 10% from the prior year. We performed approximately 25,000 imaging procedures in the first quarter of 2006. The National Electrical Manufacturers Association, or NEMA, estimates that revenues from sales of nuclear imaging equipment, excluding maintenance revenue, declined approximately 6% in 2005 to $349 million, and projects further declines of 6%-9% in 2006 and 2007. NEMA attributes the declining sales to questions about reimbursement, lack of technology innovation and shifts to other imaging modalities. In the product business, industry sources predict that purchases of multi-head cameras will far outpace those of single-head cameras.

We believe that our imaging systems’ small size, mobility, and ability to accommodate physicians’ varying speed and throughput needs offer us competitive advantages that should allow us to capture a larger share of the overall nuclear imaging market, and also to grow in the product sales arena by capitalizing on the shift in delivery of nuclear cardiac imaging from hospitals to physician offices, and from cardiologists to internists and other physicians. To date, we have provided imaging services through DIS to approximately 500 physicians and physician groups, the majority of which are cardiologists; and we have sold approximately 400 cameras to customers through our product segment.

We believe our market is negatively affected by continuing pressures by third party payors to reduce health care expenditures, including changes by some payors requiring physicians to obtain specific accreditations or certifications or restricting the use of mobile cameras. Our market is also adversely affected by reimbursement changes implemented by Medicare and Medicaid.

Trends and Drivers

During our most recent fiscal year, we experienced a decline in the rate of growth of our DIS business as we attracted fewer new customers and the number of lease days per new customer declined. We believe this was driven mainly by sales management vacancies, underperformance of our sales force and to increase proportion of sales to internists whose practice volumes are lower than those of cardiologists, resulting in fewer annual service days. To counter this trend, we have continued our efforts to increase sales visibility through data-driven market strategies and increasing the quality of our sales force, and have seen some improvement in the DIS growth rate in the first quarter of 2006. In addition, we intend to begin pilot programs in selected markets in the delivery of ultrasound services to seek to leverage our existing DIS infrastructure and service delivery knowledge base.

Our efforts in DIS will also focus on improving labor and operational efficiencies; decreasing employee turnover, which was 55% in 2005; increasing system utilization; decreasing costs of delivery to improve service to our existing customers; and attracting new customers in existing and expansion territories. We are continuing to upgrade our DIS camera fleet through a measured roll-out of our Cardius-3 mobile camera with three systems at the end of the first quarter of 2006, which we believe will allow us to increase patient throughput, shorten the work days of our employees and improve customer satisfaction.

Sales of single head gamma cameras have historically represented the majority of the revenue generated by our product segment. However, consistent with the industry data, we saw a decline in sales of single head cameras during 2005, and an increase in the percentage of our sales of dual and triple head cameras. This trend has continued in the first quarter of 2006, when the majority of our sales consisted of multi-headed cameras, and we believe it will continue in the future. We expect to continue to invest in research and development to improve the image quality, speed, reliability and overall performance of our multi-headed cameras to enable us to capture an increasing share of the gamma camera market. During the latter part of 2005 and the first quarter of 2006, we also implemented a number of programs to improve operational efficiencies and improve camera reliability. This has resulted in an improvement in our product business margins in the first quarter of 2006 that we believe will translate into additional margin improvements during the remainder of 2006.

Results of Operations

The following table sets forth our results from operations, expressed as percentages of revenues for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
Revenues:
DIS	69.7%	68.6%
Product	30.3	31.4

Total revenues	100.0	100.0
Cost of revenues:
DIS	55.0	48.2
Product	21.8	23.1

Total cost of revenues	76.8	71.3

Gross profit	23.2	28.7
Operating expenses:
Research and development	5.8	5.1
Sales and marketing	13.0	11.4
General and administrative	21.8	18.9
Amortization and impairment of intangible assets	0.0	0.1

Total operating expenses	40.6	35.5

Loss from operations	(17.4)	(6.8)
Other income (expense)	2.6	1.3

Net loss	(14.8)%	(5.5)%

Comparison of Three Months Ended March 31, 2006 and 2005

Revenues

Consolidated. Consolidated revenue was $19.0 million in 2006, which represents an increase of $1.0 million, or 5.5% over the prior year quarter, primarily as a result of the increase in demand for our DIS imaging services. DIS and product revenue accounted for 69.7% and 30.3%, respectively, of total revenues in 2006, compared to 68.6% and 31.4%, respectively, in 2005. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue in future periods.

DIS. Our DIS revenue increased to $13.2 million in 2006, which represents an increase of $0.9 million, or 7.3%, over the prior year quarter. The increase in DIS revenue resulted from an increase in the number of DIS service days to 3,461 in 2006 from 3,381 in 2005, which was primarily attributable to an increase in the number of physicians entering into our DIS services contracts. Our DIS business operated 80 mobile and fixed site systems as of March 31, 2006, compared to 71 as of March 31, 2005. We continue to anticipate that our DIS revenue will increase as we continue to penetrate existing markets and expand into new markets. Such growth will fluctuate, however, based on seasonality stemming from physician vacations, holidays, inclement weather and start up time required by sales representatives as we enter new geographical areas.

Product. Our product revenue increased to $5.7 million in 2006, representing an increase of $0.1 million, or 1.6%, over the prior year quarter. The increase in product revenue is attributable to an increase in maintenance contract revenues, which more than offset a decline in the sales of gamma cameras and related accessories. Maintenance contract revenues were $1.7 million in 2006 compared to $1.1 million in 2005. The decline in camera revenues is the result of selling one less camera during the first quarter of 2006 than in the prior year. We continue to experience pricing pressures on our dual-head gamma cameras and, while we expect this pricing pressure to remain, we also anticipate demand will increase on our multi-head gamma cameras as our sales force’s performance improves.

Gross Profit

Consolidated. Consolidated gross profit was $4.4 million in 2006, representing a decrease of $0.8 million or 14.8%, compared to the prior year quarter. The decrease in consolidated gross profit is principally due to additional depreciation costs of approximately $441,000 resulting from the reduction of the depreciable lives of our DIS fleet of cameras from seven years to five years in the fourth quarter of 2005, and a decline in staff productivity and system utilization. Consolidated gross profit as a percentage of revenue decreased to the first quarter of 23.2% in 2006 from 28.7% in the first quarter of 2005.

DIS. Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation and other costs associated with the provision of services. Cost of DIS revenue increased to $10.4 million in 2006, representing an increase of $1.8 million, or 20.5%, over the prior year quarter, primarily a result of an increase in service costs required to service the increased number of DIS leasing days and additional depreciation costs. DIS gross profit decreased to $2.8 million in the first quarter of 2006, which represents a decrease of $0.9 million, or 24.0%. Our clinical and regulatory headcount relating to our DIS business increased to 191 employees as of March 31, 2006 from 167 employees as of March 31, 2005. DIS gross profit as a percentage of revenue decreased to 21.1% in 2006 from 29.7% in 2005.

Product. Cost of goods sold primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Warranty costs are charged to cost of goods sold in the period our cameras are sold and are based on our historical experience with failure rates and repair costs. Cost of goods sold was $4.1 million in the first quarter of 2006, representing a decrease of $24,000, or 0.6%, compared to the prior year quarter. Product gross profit increased to $1.6 million in 2005, which represents an increase of $0.1 million, or 7.6%, mainly as a result of improved margins on our camera service and maintenance contracts. Product gross profit as a percentage of revenue increased to 28.0% in 2006 from 26.5% in 2005.

Operating Expenses

Research and Development. Research and development expenses consist primarily of costs associated with the design, development, testing, and enhancement of our products. The primary costs are salaries and fringe benefits, consulting fees, development material costs, facility and overhead costs and non-recurring engineering costs. Research and development expenses increased to $1.1 million in 2006, which represents an increase of $0.2 million, or 18.9%, over the prior year quarter. This increase was primarily attributable to increased spending on new product development, including a mobile version of our Cardius-3 triple-head camera and our software development initiatives. Research and development related stock-based compensation costs associated with the adoption of FAS 123R were $42,000 during the first quarter of 2006, which was $20,000 higher than the stock based compensation costs recorded in the comparable prior year quarter. Research and development headcount remained unchanged from its prior year level of 20 employees. Research and development expenses were 5.8% of total revenue in 2006 compared to 5.1% for 2005. Our research and development efforts occur principally within our products segment. In the future, we expect to continue to invest in research and development as we innovate and seek to continue to improve our existing technology.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and tradeshow costs. Sales and marketing expenses increased to $2.5 million in 2006, representing an increase of $0.4 million or 20.6%, over the prior year quarter, primarily as a result of an increase in marketing costs, including personnel, advertising and travel. Sales and marketing related stock-based compensation costs associated with the adoption of FAS 123R were $75,000 during the first quarter of 2006, which was $54,000 higher than the stock based compensation costs recorded in the comparable prior year quarter. Sales and marketing expenses were 13.0% of total revenue in 2006 compared to 11.4% for 2005. We expect future sales and marketing costs to increase as our sales representatives begin selling more products and services, resulting in higher commission costs and as we focus on increasing market awareness of our products and offerings, begin marketing to internists and general practitioners and launch a marketing program for echocardiography and vascular ultrasound.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for finance and accounting, human resources and other personnel, and legal and other professional fees and insurance. General and administrative expenses increased to $4.1 million in the first quarter of 2006, representing an increase of $0.7 million, or 21.2%, over the prior year quarter. The increase in headcount and recruiting costs were the primary contributors to the increase in general and administrative expenses in the first quarter of 2006. Stock-based compensation costs associated with the adoption of FAS 123R were $316,000 during the first quarter of 2006, which was $240,000 higher than the stock based compensation costs recorded in the comparable prior year quarter. General and administrative headcount increased to 51 employees in 2006 from 50 employees in 2005. General and administrative expenses were 21.8% of total revenue in 2006 compared to 18.9% for 2005. In the normal course of business, we have been and will likely continue to be subject to routine litigation incidental to our business, such as claims related to customer disputes, employment practices, product and professional liability, warranty or patent infringement. As we continue to grow, we anticipate that the volume of these claims is likely to increase. The substantial costs of litigation or an unexpected adverse outcome could materially increase our anticipated operating expenses.

Stock-Based Compensation Charges. As of January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) using the modified prospective method, which requires measurement of compensation of all stock based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after adoption. The fair value of adoptions is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized for options in footnote disclosures required under SFAS 123. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS 123R.

Prior to the adoption of SFAS 123R, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for our equity plans. Deferred compensation for stock options granted to employees was determined as the difference between the exercise price and the fair value of our common stock on the date of grant. Those amounts were initially recorded as a component of stockholders’ equity and were amortized, on an accelerated basis, as a non-cash charge to cost of revenues and operations over the vesting period of the options.

In connection with the grant of stock options to employees, we recorded stock-based compensation of $0.5 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively.

Other Income (Expense)

Interest income increased to $0.5 million in 2006 from $0.3 million in 2005, reflecting the increase in market yields on our cash and investment balances.

Interest expense decreased to $26,000 in 2006 from $90,000 in 2004, as a result of the reduction of amounts outstanding on capital leases.

Net Loss

Our net loss was $2.8 million in 2006 compared to $1.0 million in 2005, primarily as a result of the factors described above.

Liquidity and Capital Resources

We require capital principally for debt service, capital expenditures and working capital to finance accounts receivable and inventory. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of deliveries and the payment cycles of our customers. Our capital expenditures consist primarily of DIS cameras and vans, computer hardware and software. As of March 31, 2006, we had cash, cash equivalents and investments totaling $46.8 million. We currently invest our cash reserves in money market funds, high-grade auction rate securities and U.S. government or corporate debt securities. Based upon our current level of expenditures, we believe our current working capital, together with cash flows from operating activities will be adequate to meet our anticipated cash requirements for working capital, debt service and capital expenditures for at least the next 12 months.

Primarily as a result of the net cash loss for the period (net loss adjusted for non-cash expenses including depreciation and amortization expenses and stock-based compensation), net cash used by operations totaled $1.0 million in 2006. Net cash provided by investing activities amounted to $2.0 million in 2006, and reflects $3.5 million of net maturities of our securities available-for-sale, partially offset by $1.4 million of capital expenditures primarily associated with our DIS operations. Net cash used by financing activities amounted to approximately $0.2 million in 2006, and primarily reflects the repayment of capital lease obligations, net of proceeds of $18,000 arising from the exercise of stock options.

Critical Accounting Policies

There were no significant changes in critical accounting policies or estimates from those at December 31, 2005, other than the item discussed below.

We estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula. This fair value is then amortized over the requisite service periods of the awards. This option-pricing model requires the input of highly subjective assumptions, including the options’ expected life, price volatility of the underlying stock, risk free interest rate and expected dividend rate. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Corporate Information

As of March 31, 2006, we hold trademark registrations in the United States for the following marks: 2020tc Imager®, CardiusSST®, Digirad®, Digirad Logo®, Digirad Imaging Solutions®, FlexImaging®, Cardius®, SPECTour®, DigiServ®, DigiTech®, ,SPECTpak Plus®, and Solidium®. We have trademark applications pending in the United States for the following marks: DigiServ™, DigiTech™, Solidium™, SeeQuanta™, AcqSmart™, Stasys™, Cardius X-Act™, and TruAcq CountBased Imaging™. We have obtained and sought trademark protection for some of these listed marks in the European Community and Japan.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect materially, our internal controls over financial reporting.

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

On February 17, 2006, nine former and present employees filed a complaint against us in the United States District Court, Northern California, Oakland Division, alleging wage and hour violations, wrongful termination and other tort claims. Plaintiffs seek compensatory and punitive damages and penalties. On March 30, 2006, three other employees filed a complaint in the same court, making similar allegations. We have not yet responded to the complaints

In the normal course of business, we have been and will likely continue to be subject to litigation or administrative proceedings incidental to our business, such as claims related to customer disputes, employment practices, wage and hour disputes, product liability, professional liability, commercial disputes, licensure restrictions or denials, warranty or patent infringement. Responding to litigation or administrative proceedings, regardless of whether they have merit, can be expensive and disruptive to normal business operations. As litigation and administrative proceedings are inherently uncertain, we cannot predict the outcome of such matters. We can provide no assurance that the ultimate outcome, either individually or in the aggregate, will not have a material adverse effect on our business or financial results.

Other than the immediately preceding discussion, we are not currently a party to any other material legal proceedings.

ITEM 1A.	RISK FACTORS

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

The competitive nature of the nuclear imaging industry has had an impact on the volume of sales and pricing of our gamma cameras. We anticipate that pricing pressures will continue to impact our gamma camera product revenue and gross profit.

In providing comprehensive mobile nuclear imaging solutions, we generally compete against small businesses employing traditional vacuum tube cameras that must be transported in large vehicles and cannot be moved in and out of physician offices. We also compete against a number of physicians or companies who use Digirad cameras in relatively small mobile imaging businesses which have the advantage of a lower cost structure. In addition, we compete against imaging centers that install nuclear gamma cameras and make them available to referring physicians in their geographic vicinity.

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

The National Electrical Manufacturers Association, or NEMA, estimates that sales of nuclear imaging equipment, excluding maintenance revenue, declined approximately 6% in 2005 to $349 million, and projects further declines of 6%-9% in 2006 and 2007. We believe this decline may be attributable to concerns about reimbursement changes, and the increasing adoption of alternative imaging modalities, such as magnetic resonance imaging, computerized tomography, position emission tomography, and hybrids among these modalities. In addition, the market for single-headed cameras, our predominant camera sales market until recently, has significantly declined, and we cannot assure you that we will be able to compensate for this decline by the introduction of our triple-headed camera or other alternative or more competitive products. If this decline continues and we are unable to offset its effects on our business by expanding our market share or successfully introducing alternative products and services, our sales will continue to decline and our business will be significantly harmed.

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

Effective January 1, 2007, under the federal anti-self-referral or “Stark Laws,” nuclear medicine will be listed among the “designated health services” that a physician may not refer to an entity with which the physician or an immediate family member has a financial relationship, unless an exception applies. These changes will make the Stark Laws applicable to DIS’ annual lease contracts. DIS’ physician customers may be able to meet the “in-office ancillary services” exception to the Stark Law if they personally supervise the individuals performing the nuclear imaging services and bill for them, and if the services are performed in the same building in which the physicians regularly practice medicine. If DIS’ customers are unable or unwilling to comply with the Stark Law, utilization rates of our services and products will decline and our business will be harmed. Recently proposed changes to the Medicare reimbursement system that would have decreased overall reimbursements for procedures performed by our physician clients were not implemented, and reimbursement levels have remained the same over those of 2005. However, because we charge customers based on a flat lease rate, we cannot predict whether or to what extent any future Medicare reimbursement reduction would impact our business. If reimbursement reductions are implemented, sales of our gamma cameras and our services could continue to suffer and we may receive pressure from our customers to terminate or otherwise materially modify the lease arrangements for our DIS services. Third-party payors continue to act to contain or reduce healthcare costs through various means, including the movement to managed care systems where healthcare providers contract to provide comprehensive healthcare for a fixed fee per patient. A number of third party payors in geographic locations currently served by us issued guidelines prohibiting our physician customers from obtaining reimbursement for procedures they perform unless they own or lease our cameras on a full time basis. These and other payors are also requiring physicians to be accredited by either the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories (ICANL) or by the American College of Radiology, and to meet certain other privileging standards, in order to obtain reimbursement for nuclear imaging procedures. These privileging standards also exclude physicians who are not radiologists or cardiologists from obtaining reimbursements for nuclear imaging procedures. We cannot assure you that these guidelines will be changed, or that they will not be adopted by other third party payors, including Medicaid, Medicare and private insurers. These continued efforts have resulted in several instances where third-party payors have refused to reimburse patients or healthcare providers for our imaging services. Further, in October 2005, the American College of Cardiology Foundation and the American Society of Nuclear Cardiology issued new appropriateness criteria for cardiac imaging that we believe may result in a decrease of the overall number of nuclear imaging procedures being performed. Any such decrease could negatively affect our DIS business and product sales.

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

Hiring qualified management and technical personnel will be difficult due to the limited number of qualified candidates. Competition for these types of employees, particularly nuclear imaging technologists and engineers, is intense in the medical imaging field. Failure to attract, hire and retain key personnel could have an adverse effect on our business, financial condition and results of operations. In addition, in the first quarter of 2006, we experienced a 38% rate of employee turnover for the combined service and product segments, a decrease from the annualized rate for 2005. If we are unable to improve upon this metric, our business and financial condition will continue to be adversely affected.

Our imaging systems and DIS services may become obsolete, and we may not be able timely to develop new products, product enhancements or services that will be accepted by the market.

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

We plan to grow our DIS business by expanding into several new states, adding new hub locations in states in which we currently operate and increasing existing hub utilization by adding physician customers and routes. As we undertake this expansion, we have hired and will need to continue to hire, train and retain qualified personnel. Our progress in expanding into new geographies has been slower than anticipated, our hub utilization and customer density have decreased, and we cannot assure you that the new sales personnel we hire will be able to sell our leasing services at the rates we anticipate, or that physicians or hospitals in these new markets will accept our imaging products or services. Our expansion into additional domestic markets is subject to inherent risks, including those associated with compliance with applicable state laws and regulations, including but not limited to laws and regulations concerning the use, storage, handling and disposal of radioactive materials, the acquisition of required licensures, compliance with state scope-of-practice laws, and difficulties in staffing and managing operations. We may find the laws of states in which we do not currently operate preclude us from operating our DIS business, or require us to change the structure in which we operate our DIS business in such states. Our inability to expand into new markets for any of these reasons could diminish our prospects for growth and profitability.

Because our imaging systems and DIS services are not widely diversified, a decrease in sales of our products and leasing services could seriously harm our business.

Our current product and service offerings consist primarily of our line of gamma cameras, including our Cardius-1, Cardius-2, Cardius-3, 2020tc Imager and SPECTpak PLUS camera systems, each of which is designed for use in the nuclear imaging market segment and all of which utilize the same solid-state technology. In addition, we offer a mobile imaging leasing service through DIS, which includes an imaging system, certified personnel, required licensure and other support for nuclear imaging procedures. As such, our line of products and services is not as diversified as those of some of our competitors. If the sales of our products or leasing services decline, our business would be seriously harmed, and it would likely be difficult for us to recover because we do not have the breadth of products or services that would enable us to sustain our business while seeking to develop new types of products or services or other markets for our existing products and services. In addition, because our technical know-how and intellectual property have limited applications, we may be unable to leverage these assets to diversify our products and services or to develop other products or sources of revenue outside of the nuclear imaging market.

If we experience problems with the technologies used in our imaging systems or if delivery of our DIS services is delayed, public perception of our products and service offerings could be harmed and we may lose customers and revenue.

We have experienced some reliability issues with our camera detector heads and other parts of our imaging systems, and some of the cameras in our DIS fleet are more than four years old. Although we have embarked on a program to upgrade our fleet over the next three years, as the period of use of our cameras increases, other significant defects may occur. Equipment failures could result from any number of causes, including equipment aging, ordinary wear and tear due to regular transportation and relocation, failure to perform routine maintenance and latent hardware or software defects of which we are unaware. If significant defects do arise with our gamma cameras, our reputation among physicians and hospitals could be damaged and our business would be harmed.

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

We rely on a limited number of third parties to manufacture and supply certain of the key components of our products. While many of the components used in our products are available from multiple sources, we obtain some components from single sources, and alternative sources for them may not be readily available. For example, key components of the detector heads and the processing and control software utilized in our gamma cameras are manufactured or supplied by a single source. If we were unable to obtain these components, our ability to build gamma cameras could be materially affected. To be successful, our contract manufacturers and suppliers must provide us with the components of our systems in requisite quantities, in compliance with regulatory requirements, in accordance with agreed-upon specifications, at acceptable cost and on a timely basis. Segami Corporation, or Segami, has developed image processing software for our camera under a non-exclusive license agreement. In the event that Segami attempts to terminate the license agreement, refuses to extend the term of the license or seeks to impose unreasonable pricing or terms, we would have to find an alternative software system to use in our gamma camera that may not be readily available. As a result, we could have delays in the production of our gamma cameras for an extended period of time that could cause the loss of customers and revenue.

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

Our future revenue growth will depend in large part on our success in maintaining and expanding our marketing, sales and distribution channels, which will likely be an expensive and time-consuming process. We are highly dependent upon the efforts of our sales force and third-party distributors to increase our revenue. We use one independent distributor in the United States and an independent, international sales distributor to market, sell and distribute our products and services. Our domestic third-party distributor is generally permitted to market, sell and distribute competing imaging products that are used or refurbished and meet specified age requirements. Our international distributor is prohibited from promoting or distributing any other gamma camera product, but not prohibited from offering competing services. We face intense competition for qualified sales employees and may be unable to hire, train, manage and retain such personnel, which could adversely affect our ability to maintain and expand our marketing, sales and distribution network, which would negatively affect our ability to compete effectively as a distributor of nuclear imaging devices. Additionally, even if we are able to expand our sales force and enter into agreements with additional third-party distributors on commercially reasonable terms, they may not commit the necessary resources effectively to market, sell and distribute our products and services domestically and internationally. If we are unable to maintain and expand our direct and third-party marketing, sales and distribution networks, we may be unable to sell enough of our products and imaging services for our business to be profitable and our financial condition and results of operations will likely suffer accordingly.

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

We implemented a compliance program in 2002 to help assure that we identify and correct any compliance issues and remain in compliance with the above and other applicable laws, to provide training of employees, to conduct auditing and monitoring of the Company’s operations, to provide for a compliance hotline, and to achieve other compliance goals. Like most companies with active and effective compliance programs, we occasionally discover compliance concerns. In such cases, and in accordance with our compliance program, we take responsive action, including, when necessary, corrective measures. There can be no assurance that the Company’s responsive actions will insulate us from liability associated with any such detected compliance concerns.

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

In the United States, federal and state lawmakers regularly propose and, at times, enact new legislation establishing significant changes in the healthcare system. Changes in the Medicare Modernization Act and other legislation reduced payment amounts for some of the drugs used in conjunction with our imaging procedures. Because the new reimbursement system is based on the prices of radiopharmaceuticals and other drugs reported to CMS by manufacturers on a quarterly basis, we cannot predict the amount of future reimbursement, however downward changes to Medicare reimbursement rates may adversely impact reimbursement to customers or potential customers that use or could use our cameras and services, and may therefore affect us. If these reimbursement limitations increase, sales of our gamma cameras would suffer and we may receive pressure from our customers to terminate or otherwise modify the lease arrangements for our DIS services. Under such circumstances, our business, financial condition and results of operations could be materially adversely affected. Effective January 1, 2007 nuclear medicine will be listed in the federal anti-self-referral laws known as the Stark Laws among the “designated health services” that a physician may not refer to an entity with which the physician or an immediate family member has a financial relationship, unless an exception applies. These changes will make the Stark Laws applicable to DIS’ annual lease contracts. DIS’ physician customers may be able to meet the “in-office ancillary services” exception to the Stark Law if they personally supervise the individuals performing the nuclear imaging services and bill for them, and if the services are performed in the same building in which the physicians regularly practice medicine. If DIS’ customers are unable or unwilling to comply with the Stark Law, utilization rates of our services and products will decline and our business will be harmed. The potential for adoption of healthcare reform proposals on a state-by-state basis could require us to develop state-specific marketing and sales approaches and adversely affect the results of operations

Regulatory changes could have a negative impact on camera sales to and leases with hospitals desiring to use our cameras and services in their outpatient facilities.

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

In addition, our lease services business involves administering and furnishing radiopharmaceuticals and pharmacological stress agents, which are regulated as drugs by state and federal agencies, including the FDA and state pharmacy boards. If a state regulatory authority were to determine that we have operated our business without required permits or licensure, we could be subject to civil, criminal and/or administrative penalties, including the curtailing or halting of our business. In addition, an inability to obtain required licenses or permits in any of the states in which we currently conduct business, or in states where we plan to expand, would require us to modify the types of business models we can utilize in the affected jurisdictions. In either case, we would incur substantial expense and could encounter substantial operational burdens.

In the healthcare industry, various types of organizations are accredited to facilitate meeting certain Medicare certification requirements, expedite third-party payment and fulfill state licensure requirements. Some managed care providers prefer to contract with accredited organizations. We are aware of a number of third party payors in geographies in which we do business that are requiring physicians to obtain certain accreditations or certifications in order to obtain reimbursement for imaging procedures, and to meet specified privileging standards. In our DIS business, although the majority of our customers continue to be cardiologists, an increasing number of new customers are non-cardiologists who would not currently meet the certifications required by payors in certain geographies. We have obtained accredidation from the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories for seventeen of our hub locations, and are working towards obtaining accreditation in five others. We cannot assure you that we will be successful in obtaining those additional certifications, or that obtaining them will satisfy the requirements of these payors. If it becomes necessary for us or our customers to obtain any additional accreditations or certifications in the future in order to satisfy the requirements of third-party payors or regulatory agencies, there can be no assurances that we or they will be able to obtain or continuously maintain this accreditation, and our business could be adversely affected.

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

Our revenue and results of operations at any given time will be primarily based on the following factors, many of which we cannot control:

•	physician, healthcare provider and patient acceptance of our products and services;

•	demand for and pricing of our products and services;

•	levels of third-party payor reimbursement for our products and services;

•	accreditation and credentialing requirements imposed by third-party payors on physicians and providers of mobile imaging services;

•	reimbursement prohibitions imposed by third party payors on providers of mobile imaging services;

•	success and timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•	camera purchases by DIS customers;

•	our ability to establish and maintain a productive manufacturing, marketing, sales and distribution force;

•	the ability of our suppliers to timely provide us with an adequate supply of necessary components;

•	timing and magnitude of our expenditures;

•	our ability to reduce our expenses quickly enough to respond to any declines in revenue;

•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;

•	the effect of competing technological and market developments;

•	our addition or termination of research programs or funding support; and

•	interruption in the manufacturing or distribution of our products and services; and

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

As of March 31, 2006, we had used approximately $14.2 million of the net proceeds from our initial public offering to repay our lines of credit, capital leases and notes payable, none of which was paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. In addition, we had used $10.3 million to fund operations and capital equipment purchases. We invested the remainder of the proceeds in investment-grade, interest bearing instruments, pending their use to fund working capital and capital expenditures.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Restated Bylaws

4.1(3)	Form of Specimen Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended

10.1(1)	Digirad Corporation 2004 Stock Incentive Plan as Amended and Restated April 27, 2006

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2006.

(2)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2004.

(3)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter.

(4)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIRAD CORPORATION

Date: May 10, 2006	By:	/s/ MARK L. CASNER
Mark L. Casner
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2006	By:	/s/ TODD P. CLYDE
Todd P. Clyde
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Restated Bylaws

4.1(3)	Form of Specimen Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended

10.1(1)	Digirad Corporation 2004 Stock Incentive Plan as Amended and Restated April 27, 2006

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2006.

(2)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2004.

(3)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter.

(4)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2004.