Form 10-Q
period 2006-06-30
DIGIRAD CORP
filed 2006-08-03
CIK 707388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

    ☐  Yes     ☒  No

As of July 31, 2006, the registrant had 18,779,880 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Digirad Corporation

Consolidated Balance Sheets

(In thousands, except par value amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,124	$16,303
Securities available-for-sale	31,601	33,202
Accounts receivable, net	7,450	8,132
Inventories, net	5,193	5,136
Other current assets	1,698	1,687

Total current assets	61,066	64,460
Property and equipment, net	9,322	9,582
Intangibles, net	446	402
Restricted cash	60	60

Total assets	$70,894	$74,504

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,737	$2,152
Accrued compensation	3,083	2,585
Accrued warranty	789	825
Other accrued liabilities	3,687	4,614
Deferred revenue	2,663	2,858
Current portion of long-term debt	414	766

Total current liabilities	13,373	13,800
Long-term debt, net of current portion	229	368
Deferred rent	325	348
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value: 10,000 shares authorized at June 30, 2006 and December 31, 2005; no shares issued or outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.0001 par value: 80,000 shares authorized at June 30, 2006 and December 31, 2005; 18,775 and 18,705 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	2	2
Additional paid-in capital	151,006	150,201
Accumulated other comprehensive loss	(319)	(221)
Deferred compensation	—	(279)
Accumulated deficit	(93,722)	(89,715)

Total stockholders’ equity	56,967	59,988

Total liabilities and stockholders’ equity	$70,894	$74,504

See accompanying notes.

Digirad Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
DIS	$13,403	$13,240	$26,620	$25,562
Product	5,619	2,222	11,357	7,870

Total revenues	19,022	15,462	37,977	33,432
Cost of revenues:
DIS	9,967	9,248	20,399	17,907
Product	3,383	2,803	7,513	6,957

Total cost of revenues	13,350	12,051	27,912	24,864

Gross profit	5,672	3,411	10,065	8,568
Operating expenses:
Research and development	1,117	931	2,213	1,853
Sales and marketing	2,066	1,696	4,525	3,735
General and administrative	4,105	4,108	8,234	7,513
Amortization of intangible assets	20	18	29	34

Total operating expenses	7,308	6,753	15,001	13,135

Loss from operations	(1,636)	(3,342)	(4,936)	(4,567)
Other income (expense):
Interest income	540	399	1,062	740
Interest expense	(21)	(45)	(47)	(136)
Other	(86)	(53)	(86)	(59)

Total other income (expense)	433	301	929	545

Net loss	$(1,203)	$(3,041)	$(4,007)	$(4,022)

Net loss per common share - basic and diluted	$(0.06)	$(0.17)	$(0.21)	$(0.22)

Shares used in computing net loss per common share:
Weighted average shares outstanding – basic and diluted	18,761	18,367	18,736	18,237

See accompanying notes.

Digirad Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2006	2005
Operating activities
Net loss	$(4,007)	$(4,022)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	2,496	1,797
Loss on disposal of assets	98	61
Amortization of premium on securities available-for-sale	63	262
Amortization of intangibles	34	34
Stock-based compensation	1,045	309
Changes in operating assets and liabilities:
Accounts receivable	682	1,038
Inventories	(52)	(1,823)
Other assets	(11)	(179)
Accounts payable	585	(632)
Accrued compensation	498	125
Accrued warranty, deferred rent and other accrued liabilities	(986)	408
Deferred revenue	(195)	535

Net cash provided (used) by operating activities	250	(2,087)
Investing activities
Purchases of securities available-for-sale	(10,260)	(14,747)
Maturities of securities available-for-sale	11,700	20,775
Purchases of property and equipment	(2,334)	(2,195)
Patents and other assets	(78)	(7)

Net cash provided (used) by investing activities	(972)	3,826
Financing activities
Issuances of common stock	34	312
Repayment of obligations under capital leases	(491)	(2,380)

Net cash used by financing activities	(457)	(2,068)

Net decrease in cash and cash equivalents	(1,179)	(329)
Cash and cash equivalents at beginning of period	16,303	11,348

Cash and cash equivalents at end of period	$15,124	$11,019

Supplemental information:
Cash paid during the period for interest	$33	$108

See accompanying notes.

DIGIRAD CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. Interim Financial Information

Organization

Digirad Corporation (“Digirad”), a Delaware corporation, is a provider of cardiovascular imaging services and solid-state nuclear medicine imaging products to physician offices, hospitals and imaging centers. Our cardiovascular imaging services are provided through two subsidiaries, Digirad Imaging Solutions, Inc. and Digirad Imaging Systems, Inc., collectively “DIS,” offering certified personnel, required licensure, an imaging system and other support and supplies for the performance of nuclear imaging procedures under the supervision of our physician customers. DIS physician customers enter into annual lease contracts for imaging services delivered on a per-day basis. Our product revenue results primarily from selling solid-state gamma cameras, upgrades and accessories and other ancillary items, and from camera service and maintenance contracts.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Intercompany accounts have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire year. For further information see our financial statements and related disclosures thereto for the year ended December 31, 2005 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Stock-based compensation expenses which were presented as a separate line item on the consolidated statement of operations in the prior year have been reclassified to conform to the current year’s presentation.

Net Loss Per Share

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

For purposes of this calculation, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

2. Financial Statement Details

Inventories consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$2,482	$2,087
Work-in-progress	2.690	3,431
Finished goods	748	514

	5,920	6,032
Less reserves for excess and obsolete inventories	(727)	(896)

	$5,193	$5,136

Property and equipment consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Machinery and equipment	$19,928	$20,231
Computers and software	3,663	3,309
Leasehold improvements	742	742
Furniture and fixtures	230	230
Construction in process	314	157

	24,877	24,669
Less accumulated depreciation and amortization	(15,555)	(15,087)

	$9,322	$9,582

Other accrued liabilities consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Radiopharmaceuticals and consumable medical supplies	$721	$1,101
Customer deposits	495	1,073
Legal and other professional costs	828	644
Travel	275	312
Other accrued liabilities	1,368	1,484

	$3,687	$4,614

3. Warranty

We provide a warranty on certain of our products and accrue the estimated cost at the time revenue is recorded. Warranty expense is charged to product cost of revenues. The majority of all warranty periods are 12 months. Warranty reserves are established based on historical experience with failure rates and repair costs and the number of gamma cameras covered by warranty. Warranty reserves are depleted as gamma cameras are repaired. The costs consist principally of materials, labor, overhead and transportation. We review warranty reserves periodically and, when appropriate, make adjustments.

The activities in our warranty reserve are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$779	$1,211	$825	$1,219
Charges to cost of revenues	195	162	455	543
Applied to liability	(185)	(443)	(491)	(832)

Balance at end of period	$789	$930	$789	$930

4. Comprehensive Income

Comprehensive income consists of the following components (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net loss, as reported	$(1,203)	$(3,041)	$(4,007)	$(4,022)
Unrealized gains (losses) on marketable securities	(55)	65	(98)	(52)

Comprehensive loss	$(1,258)	$(2,976)	$(4,105)	$(4,074)

5. Stock-Based Compensation

Adoption of SFAS 123(R)

Effective January 1, 2006, we adopted the fair value recognition provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). We have not restated our financial results for prior periods with the exception of stock-based compensation expenses which were presented as a separate line item on the consolidated statement of operations in the prior periods have been reclassified to conform to the current year’s presentation. In accordance with SFAS 123(R), we utilized the prospective method for equity share options granted prior to our initial public offering as we had used the minimum value method of measuring these options for the pro forma disclosures. We utilized the modified prospective method for equity share options granted subsequent to our initial public offering as we had used the fair-value-based method for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under these transition methods, compensation cost recognized in fiscal 2006 includes the following: (a) share-based compensation cost associated with options granted prior to our initial public offering with exercise prices less than the deemed fair value of the common stock at the date of grant, (b) compensation cost related to any share-based payments granted subsequent to the date of our initial public offering through, but not vested as of, December 31, 2005, and (c) compensation cost for any share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Prior to the completion of our initial public offering in June 2004, stock options were granted at exercise prices that were below the deemed fair value of the common stock on the date of grant. Accordingly, deferred stock compensation was recorded in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (“APB 25”). The deferred stock compensation was amortized on a straight-line basis over the vesting period of the related awards. In accordance with SFAS 123(R), we reversed the balance of deferred compensation from stockholders’ equity on the date of adoption but, as noted above, we continue to recognize the related compensation cost in the statement of operations.

As a result of adopting SFAS 123(R), our net loss for the three and six months ended June 30, 2006 is approximately $445,000 and $848,000, respectively, greater than if we had continued to account for share-based compensation under APB 25. As a result of adopting SFAS 123(R), basic and diluted loss per share for the three and six months ended June 30, 2006, was reduced by $0.02 and $0.04 per share, respectively.

Compensation Costs

Results of operations for the three and six months ended June 30, 2006 include stock-based compensation costs of $0.6 million and $1.0 million, respectively. Share-based compensation capitalized as part of our inventory was not significant in either period. There were no significant modifications to our share-based employee payment plans during the periods presented that resulted in any incremental compensation cost. Following is a summary of stock-based compensation costs, by income statement classification:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Cost of DIS revenue	$71	$27	$91	$61
Cost of product revenue	23	11	41	36
Research and development	47	18	89	40
Sales and marketing	74	11	149	32
General and administrative	359	63	675	139

	$574	$130	$1,045	$308

Valuation of Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model that uses the assumptions noted in the following table. All options granted have a maximum term of ten years. As permitted by SAB 107, we utilized the “shortcut approach” to estimate the options’ expected term, which represents the period of time that options granted are expected to be outstanding. We utilized this approach since our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term. Expected volatilities are based on historical volatility of our stock as well as the stock of comparable companies and ranged from 51% to 55% for the six months ended June 30, 2006. We estimated the forfeiture rate based on historical data for forfeitures and we are recognizing compensation costs only for those equity awards expected to vest. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant and ranged from 4.92% to 5.05% for the three months ended June 30, 2006, and 4.52% to 5.05% for the six months ended June 30, 2006. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

The following weighted-average assumptions were utilized for the calculations during each period:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Expected life (in years)	5.87	5.00	5.96	5.00
Expected volatility	51.00%	75.00%	52.88%	75.00%
Forfeiture rate	18.00%	—	18.00%	—
Risk-free interest rate	5.02%	3.77%	4.78%	3.77%
Expected dividend yield	—	—	—	—

Adjusted net loss information

Prior to adoption of SFAS 123(R), we followed APB 25 in accounting for our employee stock options as permitted by SFAS 123. The following table illustrates the effect on net loss and loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and six months ended June 30, 2005, prior to the adoption of SFAS 123(R). For purposes of this pro forma disclosure, the fair value of the options granted prior to the completion of our initial public offering was estimated at the date of grant using the minimum value pricing model. Upon completion of the initial public offering in June 2004, we began using the Black-Scholes model to estimate fair value. The estimated fair value of the options is amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 28 over the vesting period. Disclosures for the three and six months ended June 30, 2006 are not presented in the following table because stock-based payments were accounted for under SFAS 123(R)’s fair-value method during those periods.

Our adjusted net loss information for the three and six months ended June 30, 2005 is as follows (in thousands):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss	$(3,041)	$(4,022)
Add: total stock-based employee compensation included in reported net loss	130	308
Less: total stock-based employee compensation determined under the fair value method for all awards	(938)	(1,449)

Pro forma net loss	$(3,849)	$(5,163)

Basic and diluted net loss per common share – as reported	$(0.17)	$(0.22)

Basic and diluted net loss per common share - pro forma	$(0.21)	$(0.28)

6. Stock Options

Stock-based Employee Compensation Plans

At June 30, 2006, we have one stock option plan under which stock options are granted to employees and non-employee members of our Board of Directors, the 2004 Stock Incentive Plan, as Amended and Restated. Option grants generally have ten year terms and grants to employees generally vest over four years. During April 2006, stockholders approved an amendment to the Plan increasing the number of shares available under the Plan by 1,000,000 shares. At June 30, 2006, 2,489,000 shares of our common stock were reserved for future issuance upon the exercise of outstanding options and 1,242,000 shares were available for future grants under our incentive plan.

Summary of Stock Options

A summary of options under all of our share-based compensation plans as of June 30, 2006, and the activity during the six months then ended, are as follows (in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	2,280	$5.08
Options granted	502	$4.02
Options exercised	(70)	$0.49
Options forfeited	(223)	$8.03

Options outstanding at June 30, 2006	2,489	$4.71	8.4	$2,169

Options vested and exercisable at June 30, 2006	1,161	$4.58	7.7	$1,793

Disclosures Pertaining to All Share-Based Compensation Plans

Of the options outstanding at June 30, 2006, 2,250,000 of the shares are vested or are expected to vest, and have a weighted average exercise price of $4.70 and an intrinsic value of $2.1 million. Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at June 30, 2006 (“in-the-money options”). The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2006 was $2.13 and $2.23, respectively, and $3.50 and $3.56 for the three and six months ended June 30, 2005, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was approximately $130,000 and $255,000, respectively, and $2.5 million and $2.9 million for the three and six months ended June 30, 2005, respectively.

As of June 30, 2006, $2.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our various plans is expected to be recognized over a weighted-average period of 1.7 years.

Cash received from option exercises for the six months ended June 30, 2006 and 2005 was $34,000 and $312,000, respectively. Because of our net operating losses, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three and six months ended June 30, 2006 and 2005.

7. Segments

Digirad has two reportable segments: DIS and Product. DIS collectively refers to our wholly-owned subsidiaries, Digirad Imaging Solutions, Inc. and Digirad Imaging Systems, Inc. Through DIS, we offer FlexImaging, our mobile and comprehensive leasing service for physicians who wish to perform nuclear cardiology and nuclear medicine procedures in their offices, but may not have the patient volume, capital, or personnel to justify purchasing an imaging system. Our product revenue results primarily from selling solid-state gamma cameras, imaging chairs, upgrades and accessories, such as printers, viewing workstations and networking solutions, and from our gamma camera maintenance contracts. We sell our imaging systems to physician offices, hospitals, and imaging centers primarily in the United States. Although we have historically sold a small number of imaging systems internationally, foreign sales were not significant in any of the periods presented below.

We have determined our reporting segments based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the operating income contributed by each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Gross profit by segment:
DIS	$3,436	$3,992	$6,221	$7,655
Product	2,236	(581)	3,844	913

Consolidated gross profit	$5,672	$3,411	$10,065	$8,568

Income (loss) from operations by segment:
DIS	$(902)	$243	$(2,514)	$410
Product	(734)	(3,585)	(2,422)	(4,977)

Consolidated loss from operations	$(1,636)	$(3,342)	$(4,936)	$(4,567)

Depreciation, and amortization of intangible assets by segment:
DIS	$891	$617	$1,929	$1,230
Product	290	331	601	601

Consolidated depreciation and amortization	$1,181	$948	$2,530	$1,831

Identifiable assets by segment:
DIS	$13,605	$16,790	$13,605	$16,790
Product	57,289	63,837	57,289	63,837

Consolidated assets	$70,894	$80,627	$70,894	$80,627

8. Commitments and Contingencies

Compliance with Laws and Regulations

We are, directly or indirectly through our clients, subject to extensive regulation by the federal government, the states and foreign countries in which we conduct business. The healthcare laws applicable to us are complex and are subject to variable interpretations. We have established a compliance program to identify any compliance issues, correct any identified issues and assist us in remaining in compliance with the applicable healthcare laws, and have instituted other safeguards intended to help prevent any violations of the laws and to remedy any situations that could give rise to violations.

Legal Matters

In January 2005, a complaint was served on a DIS customer physician and two DIS technicians, individually and in their capacity as agents of the medical practice. The complaint was filed in the Circuit Court of the Fifth Judicial Circuit, County of Vermilion, Danville, Illinois alleging negligence in connection with the death of a patient. In July 2006, the matter was dismissed.

In February 2006, we filed a complaint in the United States District Court for the Southern District of California against Gamma Medica – Ideas alleging infringement of two patents, and seeking monetary damages and injunctive relief based thereon. In July 2006, based on a stipulation with Gamma Medica – Ideas, Digirad dismissed the complaint without prejudice to our right to refile it.

On February 17, 2006, nine former and present employees filed a complaint against us in the United States District Court, Northern California, Oakland Division, alleging failure to pay penalties for missed meal and rest periods, wrongful termination and other tort claims. Plaintiffs seek compensatory and punitive damages and penalties. On March 30, 2006, three other employees filed a complaint in the same court, making similar allegations, and ten other individuals have since joined the actions. We have filed responsive pleadings and will vigorously defend against the allegations. Because the amount of damages plaintiffs could recover for missed meal and rest periods is currently an unsettled question of law before the California Supreme Court, an assessment of whether the matters could have a significant impact on our financial condition, results of operations or liquidity cannot currently be made.

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

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, product development, cost savings initiatives, industry, economic and market conditions, financial condition, liquidity and capital resources and results of operations. In this report, for example, we make forward-looking statements regarding our expectations about the revenue growth in DIS as we expand into new markets and continue to penetrate and improve utilization rates within existing markets, expectations of increasing sales shifting from our single head to multi-head cameras, continuing to strengthen our sales team, persistent pricing pressures affecting our sales of dual-headed gamma cameras, the length of the sales cycle in our DIS business for some of our customers, the effect on our business of changes to the Stark Law and the new appropriateness criteria for cardiac imaging, the size and impact of potential Medicare and other third party payor reimbursement decreases, continuing investments in research and development initiatives to enhance our system software, improve system sensitivity, reduce product costs and enhance reliability, the testing and roll-out of our Cardius-3 camera into DIS and the value it can represent to our customers, our belief that DIS revenue will continue to represent a larger percentage of our consolidated revenue than our product business revenue, and the assessment and upgrade of our DIS camera fleet. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would,” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

Consolidated revenues were $38.0 million for the six months ended June 30, 2006, which represented an increase of 13.6% over the six months ended June 30, 2005 attributable to growth in both our DIS and product businesses. In DIS, revenue increased 4.1% to $26.6 million, and in the product business, revenue increased 44.3% to $11.4 million. As of June 30, 2006, our DIS segment operated in 26 states and the District of Columbia. During the six months ended June 30, 2006, as planned in our DIS fleet upgrade program, we replaced 13 systems and currently are operating four mobile Cardius-3 systems in DIS. The total number of mobile cameras in our DIS fleet was 80 as of June 30, 2006 compared to 74 at June 30, 2005. We performed 7,066 service days during the six months ended June 30, 2006 compared to 6,994 service days in the six months ended June 30, 2005. Revenue per day increased to $3,767 for the six months ended June 30, 2006 compared to $3,655 for the six months ended June 30, 2005. Our DIS gross margins for the six months ended June 30, 2006 declined to 23.4% compared to 29.9% for the six months ended June 30, 2005, principally due to additional depreciation costs of approximately $666,000 resulting from the reduction of the depreciable lives of our DIS fleet of cameras from seven years to five years in the fourth quarter of 2005, and a decline in staff productivity and system utilization. Our product business delivered 37 gamma cameras during the six months ended June 30, 2006 compared to 23 gamma cameras during the six months ended June 30, 2005. Product gross margins improved to 33.8% for the six months ended June 30, 2006 compared to 11.6% during the six months ended June 30, 2005, due primarily to the delivery of 14 more cameras and improved margins on our camera service and maintenance contracts. Overall, we ended the first half of 2006 with a net loss of $4,007,000, as compared to a net loss of $4,022,000 for the first half of 2005.

Revenues

Our revenues are generated within two primary operating segments: our DIS business and product sales. DIS collectively refers to our wholly-owned subsidiaries, Digirad Imaging Solutions, Inc. and Digirad Imaging Systems, Inc. Through DIS, we offer a comprehensive mobile imaging leasing program, called FlexImaging®. This mobile imaging service is an alternative to purchasing a gamma camera for physicians who wish to perform nuclear imaging procedures in their offices but prefer to outsource the leasing of the imaging system, certified personnel, needed licensure and other resources. FlexImaging is provided under the supervision of our physician customers. We also offer DigiTech leases, a service similar to FlexImaging services, except that our customer owns one of our cameras, and we provide staffing and other support services. DIS leasing services are primarily provided to cardiologists and internists. Physicians enter into annual contracts for imaging services delivered on a per-day basis. Our typical lease contracts provide service coverage ranging from once per month to three times per week, adjusted for holidays and vacations. We experience some seasonality in our DIS business related to summer slowdowns (principally relating to vacations), holidays and inclement weather. Historically, the DIS results have been most affected by seasonality in the third quarter. Effective June, 2006, DIS stopped providing stress agents used in physicians’ imaging procedures. While we expect this change to have a negative impact on our DIS revenue, we expect that it will have little to no impact on overall results of operations.

Our product revenue results primarily from selling solid-state gamma cameras and other ancillary items, and from camera service and maintenance contracts. We sell our imaging systems to physician offices, hospitals and imaging centers primarily in the United States, although we have sold a small number of imaging systems internationally. We do not anticipate that the international market will be a significant source of revenues in the foreseeable future.

Our Market

The target market for our products and services is comprised of approximately 26,000 cardiologists and the larger group practices of four or more practitioners among the 130,000 internists and family practitioners in the United States that perform or could perform nuclear cardiac procedures. We estimate that there are approximately 4,400 cardiology practices comprising one to four practitioners and 8,000 internist practices comprising more than four internists. According to industry sources, 18.4 million nuclear imaging procedures were performed in the United States in 2003, of which 10.2 million procedures were cardiac-specific procedures. To our knowledge, this industry information has not been updated. As a basis of comparison, however, through DIS we performed 98,000 imaging procedures in 2005, up approximately 10% from the prior year. We performed approximately 52,000 imaging procedures in the first half of 2006 compared to 50,000 procedures in the first half of 2005. The National Electrical Manufacturers Association, or NEMA, estimates that revenues from sales of nuclear imaging equipment, excluding maintenance revenue, declined approximately 6% in 2005 to $349 million, and declined approximately 20% in the first quarter of 2006 compared to the first quarter of 2005. NEMA projects double-digit declines for the next three quarters of 2006, representing a modest decline on a sequential quarter basis. NEMA further projects the rate of descent to slow in 2007 to approximately 5% with little to no anticipated decline in 2008. NEMA attributes the declining sales to questions about reimbursement, such as reimbursement cuts to imaging embodied in the Deficit Reduction Act, cost containment pressures, lack of technology innovation and possible shifts to other imaging modalities. In the product business, industry sources predict that purchases of multi-head cameras will far outpace those of single-head cameras.

Despite the declining market trends, our product business has delivered 18 or more cameras in each of the past three quarters. We believe that our imaging systems’ small size, mobility, and ability to accommodate physicians’ varying speed and throughput needs offer us competitive advantages that should allow us to capture a larger share of the overall nuclear imaging market, and also to grow in the product sales arena by capitalizing on the shift in delivery of nuclear cardiac imaging from hospitals to physician offices, and from cardiologists to internists and other physicians. We further believe that our DIS leasing services will allow us to capture a growing segment of the number of nuclear imaging procedures performed per year. To date, we have provided imaging services through DIS to approximately 500 physicians and physician groups, the majority of which are cardiologists; and we have sold approximately 425 cameras to customers through our product segment.

We believe our market may be negatively affected by continuing pressures by third party payors to reduce health care expenditures, including changes by some payors requiring physicians to obtain specific accreditations or certifications or restricting the use of mobile cameras. Our market may also be adversely affected by reimbursement changes contained in the Deficit Reduction Act of 2005, which are currently set to become effective in January 2007.

Trends and Drivers

During the six months ended June 30, 2006, we experienced revenue growth in our DIS business as we attracted new customers and revenue per lease day increased, principally because existing customers leased more service days and performed more studies per lease day. We are encouraged by the gradual decline in employee turnover and increase in the productivity of our sales force, but we believe we can do better in both of these areas and we are working to secure further improvements. We continued our efforts to increase sales efficiency by filling existing vacancies and increasing sales force training and sales visibility through data-driven market strategies. Further, we introduced the new Cardius® 3 XPO at the Society of Nuclear Medicine in June 2006. This system offers enhanced features in image quality, patient comfort and serviceability. The Cardius 3 XPO also includes our latest acquisition software tools and encapsulates the efforts of multiple development programs to improve camera reliability. To date, there have been no sales of the Cardius 3 XPO, however we expect to begin shipments of this product in the third quarter of 2006.

Our efforts in DIS continue to focus on improving labor and operational efficiencies; decreasing employee turnover, which was 55% in 2005 and was 45% annualized during the six months ended June 30, 2006; increasing system utilization; decreasing costs of delivery to improve service to our existing customers; and attracting new customers in existing and expansion territories. We are continuing to upgrade our DIS camera fleet through a measured roll-out of our triple-headed mobile camera. We anticipate all future triple-headed mobile cameras placed into the DIS fleet will be Cardius 3 XPO mobile cameras, which we believe will increase patient throughput, shorten the work days of our employees, improve customer satisfaction and improve reliability and image quality. We continued with the implementation of various margin improvement initiatives, including reducing the overall pharmaceutical costs by discontinuing the delivery of stress agents at the end of the second quarter of 2006 and negotiating better pricing on radiopharmaceuticals, effective July 2006.

Sales of single head gamma cameras have historically represented the majority of the revenue generated by our product segment. However, consistent with the industry data, we saw a decline in sales of single head cameras during 2005, and an increase in the percentage of our sales of dual and triple head cameras. Although we have seen an increase in the demand for our single head gamma cameras during the six months ended June 30, 2006, the majority of our sales consisted of multi-headed cameras, and we believe this trend will continue in the future. We expect to continue to invest in research and development to improve the image quality, speed, reliability and overall performance of our multi-headed cameras to enable us to capture an increasing share of the gamma camera market. During the latter part of 2005 and the first half of 2006, we implemented a number of programs to improve operational efficiencies and improve camera reliability. This has resulted in an improvement in our product business margins in the first half of 2006, and we believe these initiatives will continue to translate into additional margin improvements during the second half of 2006.

Results of Operations

The following table sets forth our results from operations, expressed as percentages of revenues for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
DIS	70.5%	85.6%	70.1%	76.5%
Product	29.5	14.4	29.9	23.5

Total revenues	100.0	100.0	100.0	100.0
Total cost of revenues	70.2	77.9	73.5	74.4

Gross profit	29.8	22.1	26.5	25.6
Operating expenses:
Research and development	5.9	6.0	5.8	5.5
Sales and marketing	10.8	11.0	11.9	11.2
General and administrative	21.6	26.6	21.7	22.5
Amortization and impairment of intangible assets	0.1	0.1	0.1	0.1

Total operating expenses	38.4	43.7	39.5	39.3

Loss from operations	(8.6)	(21.6)	(13.0)	(13.7)
Other income	2.3	1.9	2.4	1.7

Net loss applicable to common stockholders	(6.3)%	(19.7)%	(10.6)%	(12.0)%

Comparison of Three Months Ended June 30, 2006 and 2005

Revenues

Consolidated. Consolidated revenue was $19.0 million for the three months ended June 30, 2006, which represents an increase of $3.6 million, or 23.0% over the prior year quarter, primarily as a result of the delivery of 15 more cameras in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 and an increase in demand for our DIS imaging services for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. DIS and product revenue accounted for 70.5% and 29.5%, respectively, of total revenues for the three months ended June 30, 2006, compared to 85.6% and 14.4%, respectively, for the three months ended June 30, 2005. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue in future periods.

DIS. Our DIS revenue increased to $13.4 million for the three months ended June 30, 2006, which represents an increase of $0.2 million, or 1.2%, over the prior year quarter. Revenue for the three months ended June 30, 2006 increased despite the discontinuation of the sale of Stress agents in June 2006. Stress agent revenue was $0.9 million for the three months ended June 30, 2006 compared to $1.1 million for the three months ended June 30, 2005. Our DIS business operated 80 mobile and fixed site systems as of June 30, 2006, compared to 74 as of June 30, 2005. We continue to anticipate that our DIS revenue will increase as we continue to penetrate existing markets and expand into new markets. Such growth will fluctuate, however, based on seasonality stemming from physician vacations, holidays, inclement weather and start up time required by sales representatives as we enter new geographical areas.

Product. Our product revenue increased to $5.6 million for the three months ended June 30, 2006, representing an increase of $3.4 million, or 152.9%, over the prior year quarter. The increase in product revenue is attributable to an increase in the number of cameras sold to 19 for the three months ended June 30, 2006 compared to 4 for the three months ended June 30, 2005. We continue to experience pricing pressures on our dual-head gamma cameras and, while we expect this pricing pressure to remain, we also anticipate demand will increase for our multi-head gamma cameras as our sales force’s performance improves.

Gross Profit

Consolidated. Consolidated gross profit was $5.7 million for the three months ended June 30, 2006, representing an increase of $2.3 million or 66.3%, compared to the prior year quarter. The increase in consolidated gross profit is principally due to the increase in cameras sold during the three months ended June 30, 2006 and improved margins on our camera service and maintenance contracts, which more than offset a decline in gross margins at our DIS segment resulting from additional depreciation costs due to the change in the depreciation lives of our DIS camera fleet made at the end of fiscal 2005. Consolidated gross profit as a percentage of revenue increased to 29.8% for the three months ended June 30, 2006 from 22.1% for the three months ended June 30, 2005.

DIS. Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation and other costs associated with the provision of services. Cost of DIS revenue increased to $10.0 million for the three months ended June 30 2006, representing an increase of $0.7 million, or 7.8%, over the prior year quarter, primarily a result of an increase in costs required to service the increased number of DIS leasing days and additional depreciation costs resulting from the change in the depreciable lives of our DIS fleet of cameras from seven years to five years in the fourth quarter of 2005, and a decline in staff productivity and system utilization. DIS gross profit as a percentage of revenue decreased to 25.6% for the three months ended June 30, 2006 from 30.2% for the three months ended June 30, 2005. DIS gross profit decreased to $3.4 million for the three months ended June 30, 2006, which represents a decrease of $0.6 million, or 13.9%. Our clinical and regulatory headcount relating to our DIS business increased to 186 employees as of June 30, 2006 from 179 employees as of June 30, 2005.

Product. Cost of goods sold primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Warranty costs are charged to cost of goods sold in the period our cameras are sold and are based on our historical experience with failure rates and repair costs. Cost of goods sold was $3.4 million for the three months ended June 30, 2006, representing an increase of $0.6 million, or 20.7%, compared to the prior year quarter. Product gross profit as a percentage of revenue increased to 39.8% for the three months ended June 30, 2006 from (26.1)% for the three months ended June 30, 2005. Product gross profit increased to $2.2 million for the three months ended June 30, 2006, which represents an increase of $2.8 million, or 484.9%. The improvements in both of these measures is due to the increased number of cameras sold in the three months ended June 30, 2006 as compared to the prior year quarter and improved margins on our camera service and maintenance contracts.

Operating Expenses

Research and Development. Research and development expenses consist primarily of costs associated with the design, development, testing, and enhancement of our products. The primary costs are salaries and fringe benefits, consulting fees, development material costs, facility and overhead costs and non-recurring engineering costs. Research and development expenses increased to $1.1 million for the three months ended June 30, 2006, which represents an increase of $0.2 million, or 20.0%, over the prior year quarter. This increase was primarily attributable to increased spending on new product development, including a mobile version of our Cardius-3 triple-head camera and our software development initiatives. Research and development related stock-based compensation costs, including those associated with the adoption of SFAS 123(R), were $47,000 for the three months ended June 30, 2006, which was $29,000 higher than the stock-based compensation costs recorded in the comparable prior year quarter. Research and development expenses were 5.9% of total revenue for the three months ended June 30, 2006 compared to 6.0% for the three months ended June 30, 2005. In the future, we expect to continue to invest in research and development as we innovate and seek to continue to improve our existing technology.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and tradeshow costs. Sales and marketing expenses increased to $2.1 million for the three months ended June 30, 2006, representing an increase of $0.4 million or 21.8%, over the prior year quarter, primarily as a result of an increase in marketing costs, including personnel, advertising, trade show costs, and travel. Sales and marketing related stock-based compensation costs, including those associated with the adoption of SFAS 123(R), were $74,000 during the three months ended June 30, 2006, which was $63,000 higher than the stock-based compensation costs recorded in the comparable prior year quarter. Sales and marketing expenses were 10.8% of total revenue for the three months ended June 30, 2006 compared to 11.0% for the three months ended June 30, 2005. We expect future sales and marketing costs to increase as our sales representatives begin selling more products and services, resulting in higher commission costs and as we focus on increasing market awareness of our products and offerings.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for finance and accounting, human resources and other personnel, and legal and other professional fees and insurance. General and administrative expenses for the three months ended June 30, 2006 remained consistent with the prior year quarter at $4.1 million. General and administrative related stock-based compensation costs, including those associated with the adoption of SFAS 123(R), were $359,000 during the three months ended June 30, 2006, which was $296,000 higher than the stock-based compensation costs recorded in the comparable prior year quarter. General and administrative expenses were 21.6% of total revenue for the three months ended June 30, 2006 compared to 26.6% for the three months ended June 30, 2005. In the normal course of business, we have been and will likely continue to be subject to routine litigation incidental to our business, such as claims related to customer disputes, employment practices, product and professional liability, warranty or patent infringement. As we continue to grow, we anticipate that the volume of these claims is likely to increase. In the first half of 2006, we have incurred litigation expenses in connection with employment and intellectual property related claims. The substantial costs of litigation or an unexpected adverse outcome could materially increase our anticipated operating expenses.

Stock-Based Compensation Charges. Effective January 1, 2006, we adopted the fair value recognition provisions of the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”. In accordance with SFAS 123(R), we utilized the prospective method for equity share options granted prior to our initial public offering (as we had used the minimum value method of measuring these options for pro forma disclosure). We utilized the modified prospective method for equity share options granted subsequent to our initial public offering (as we had used the fair-value-based method for pro forma disclosure purposes under SFAS 123). Under these transition methods, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after adoption. The fair value of options is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized for options in footnote disclosures required under SFAS 123. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS 123(R).

Prior to the adoption of SFAS 123(R), we applied APB 25, “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for our equity plans. Deferred compensation for stock options granted to employees was determined as the difference between the exercise price and the fair value of our common stock on the date of grant. Those amounts were initially recorded as a component of stockholders’ equity and were amortized, on an accelerated basis, as a non-cash charge to cost of revenues and operations over the vesting period of the options.

In connection with the grant of stock options to employees, we recorded stock-based compensation of $0.6 million and $0.1 million for the three months ended June 30, 2006 and 2005, respectively.

Other Income (Expense)

Other income (expense) consists primarily of interest income, net of interest and other expenses. The increase for the three months ended June 30, 2006 from the prior year quarter reflects the increase in market yields on our cash and investment balances.

Net Loss

Our net loss was $1.2 million for the three months ended June 30, 2006 compared to $3.0 million for the three months ended June 30, 2005, primarily as a result of the factors described above.

Comparison of Six Months Ended June 30, 2006 and 2005

Revenues

Consolidated. Consolidated revenue was $38.0 million for the six months ended June 30, 2006, which represents an increase of $4.5 million, or 13.6% over the prior year six months, primarily as a result of the delivery of 14 more cameras in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 and an increase in demand for our DIS imaging services. DIS and product revenue accounted for 70.1% and 29.9%, respectively, of total revenues for the six months ended June 30, 2006, compared to 76.5% and 23.5%, respectively, for the six months ended June 30, 2005. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue in future periods.

DIS. Our DIS revenue increased to $26.6 million for the six months ended June 30, 2006, which represents an increase of $1.1 million, or 4.1%, over the prior year six months. The increase in DIS revenue resulted from an increase in the number of DIS service days to 7,066 for the six months ended June 30, 2006 from 6,994 for the six months ended June 30, 2005, which was primarily attributable to an increase in the number of physicians entering into our DIS services contracts. We continue to anticipate that our DIS revenue will increase as we continue to penetrate existing markets and expand into new markets. Such growth will fluctuate, however, based on seasonality stemming from physician vacations, holidays, inclement weather and start up time required by sales representatives as we enter new geographical areas.

Product. Our product revenue increased to $11.4 million for the six months ended June 30 2006, representing an increase of $3.5 million, or 44.3%, over the prior year six months. The increase in product revenue is attributable to an increase in the number of cameras sold to 37 for the six months ended June 30, 2006 compared to 23 for the six months ended June 30, 2005

Gross Profit

Consolidated. Consolidated gross profit was $10.1 million for the six months ended June 30, 2006, representing an increase of $1.5 million or 17.5%, compared to the six months ended June 30, 2005. The increase in consolidated gross profit is principally due to the delivery of 14 more cameras in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Consolidated gross profit as a percentage of revenue increased to 26.5% for the six months ended June 30, 2006 from 25.6% for the six months ended June 30, 2005.

DIS. Cost of DIS revenue increased to $20.4 million for the six months ended June 30, 2006, representing an increase of $2.5 million, or 13.9%, over the six months ended June 30, 2005, primarily a result of an increase in costs required to service the increased number of DIS leasing days and additional depreciation costs of approximately $666,000 resulting from the change in the depreciable lives of our DIS fleet of cameras from seven years to five years in the fourth quarter of 2005, and a decline in staff productivity and system utilization. DIS gross profit as a percentage of revenue decreased to 23.4% for the six months ended June 30, 2006 from 29.9% for the six months ended June 30, 2005. DIS gross profit decreased to $6.2 million for the six months ended June 30, 2006, which represents a decrease of $1.4 million, or 18.7%. Our clinical and regulatory headcount relating to our DIS business increased to 186 employees as of June 30, 2006 from 179 employees as of June 30, 2005.

Product. Cost of goods sold was $7.5 million for the six months ended June 30, 2006, representing an increase of $0.6 million, or 8.0%, compared to the six months ended June 30, 2005. Product gross profit as a percentage of revenue increased to 33.8% for the six months ended June 30, 2006 from 11.6% for the six months ended June 30, 2005. Product gross profit increased to $3.8 million for the six months ended June 30, 2006, which represents an increase of $2.9 million, or 321.0%, mainly as a result of the delivery of 14 more cameras in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 and improved margins on our camera service and maintenance contracts.

Operating Expenses

Research and Development. Research and development expenses increased to $2.2 million for the six months ended June 30, 2006, which represents an increase of $0.4 million, or 19.4%, over the six months ended June 30, 2005. This increase was primarily attributable to increased spending on new product development, including a mobile version of our Cardius-3 triple-head camera and our software development initiatives. Research and development related stock-based compensation costs, including those associated with the adoption of SFAS 123(R), were $89,000 during the six months ended June 30, 2006, which was $49,000 higher than the stock-based compensation costs recorded in the six months ended June 30, 2005. Research and development expenses were 5.8% of total revenue for the six months ended June 30, 2006 compared to 5.5% for the six months ended June 30, 2005.

Sales and Marketing. Sales and marketing expenses increased to $4.5 million for the six months ended June 30, 2006, representing an increase of $0.8 million, or 21.2%, over the six months ended June 30, 2005, primarily as a result of an increase in marketing costs, including personnel, advertising, trade show costs, and travel. Sales and marketing related stock-based-compensation costs, including those associated with the adoption of SFAS 123(R), were $149,000 during the six months ended June 30, 2006, which was $117,000 higher than the stock-based compensation costs recorded in the six months ended June 30, 2005. Sales and marketing expenses were 11.9% of total revenue for the six months ended June 30, 2006 compared to 11.2% for the six months ended June 30, 2005.

General and Administrative. General and administrative expenses increased to $8.2 million for the six months ended June 30, 2006, representing an increase of $0.7 million, or 9.6%, over the six months ended June 30, 2005. The increase in stock-based compensation costs was the primary contributor to this increase. Stock-based compensation costs, including those associated with the adoption of SFAS 123(R), were $675,000 during the six months ended June 30, 2006, which was $536,000 higher than the stock-based compensation costs recorded in the six months ended June 30, 2005. General and administrative expenses were 21.7% of total revenue for the six months ended June 30, 2006 compared to 22.5% for the six months ended June 30, 2005.

Other Income (Expense)

Other income (expense) consists primarily of interest income, net of interest and other expenses. The increase in the six months ended June 30, 2006 from the six months ended June 30, 2005 reflects an increase in market yields on our cash and investment balances and a $90,000 reduction of interest expense as a result of the reduction of amounts outstanding on capital leases.

Net Loss

Our net loss for the six months ended June 30, 2006 remained consistent with the six months ended June 30, 2005 at $4.0 million, primarily as a result of the factors described above.

Liquidity and Capital Resources

We require capital principally for debt service, capital expenditures and working capital to finance accounts receivable and inventory. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of deliveries and the payment cycles of our customers. Our capital expenditures consist primarily of DIS cameras and vans, computer hardware and software. As of June 30, 2006, we had cash, cash equivalents and investments totaling $46.7 million. We currently invest our cash reserves in money market funds, high-grade auction rate securities and U.S. government or corporate debt securities. Based upon our current level of expenditures, we believe our current working capital, together with cash flows from operating activities will be adequate to meet our anticipated cash requirements for working capital, debt service and capital expenditures for at least the next 12 months.

Net cash provided by operations totaled $0.3 million for the six months ended June 30, 2006. We incurred a net loss for the six months ended June 30, 2006 of $4.0 million, however $3.7 million of this amount represents non-cash charges including depreciation and stock-based compensation. During the six months ended June 30. 2006, we were able to offset the net cash loss from improved collections of accounts receivable. Net cash used by investing activities amounted to $1.0 million for the six months ended June 30, 2006, and reflects $2.4 million of capital expenditures primarily associated with our DIS operations, offset by $1.4 million of net maturities of our securities available-for-sale. Net cash used by financing activities amounted to approximately $0.5 million for the six months ended June 30, 2006, and primarily reflects the repayment of capital lease obligations, net of proceeds of $34,000 arising from the exercise of stock options.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition and inventory valuation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

For further information, refer to the critical accounting policies and the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Stock-based compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” using the modified prospective method, which requires measurement of compensation of all stock based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after adoption. The fair value of adoptions is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized for options in footnote disclosures required under SFAS 123. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS 123(R).

Prior to the adoption of SFAS 123(R), we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for our equity plans. Deferred compensation for stock options granted to employees was determined as the difference between the exercise price and the fair value of our common stock on the date of grant. Those amounts were initially recorded as a component of stockholders’ equity and were amortized, on an accelerated basis, as a non-cash charge to cost of revenues and operations over the vesting period of the options.

The adoption of SFAS 123(R) in 2006 resulted in the recognition of additional stock-based compensation expense of $445,000 and $848,000 for the three and six months ended June 30, 2006, respectively. Of this $445,000 for the three months ended June 30, 2006, $62,000 is included in cost of sales, $28,000 is included in research and development expenses, $65,000 is included in selling and marketing expenses and $290,000 is included in general and administrative expenses. Of this $848,000 for the six months ended June 30, 2006, $89,000 is included in cost of sales, $60,000 is included in research and development expenses, $135,000 is included in selling and marketing expenses and $564,000 is included in general and administrative expenses.

Under SFAS 123(R), we calculated the fair value of stock option grants using the Black-Scholes-Merton option-pricing model. The weighted-average assumptions used in the Black-Scholes-Merton model for the six months ended June 30, 2006 were 5.96 years for the expected term, 52.88% for the expected volatility, 4.78% for the risk free rate and 0% for dividend yield for 2006. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

The weighted average expected option term for 2006 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107), which was issued in March 2005. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

Estimated volatility for fiscal 2006 also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar public entities.

Total unrecognized share-based compensation costs related to nonvested stock and option awards at June 30, 2006 is $2.5 million, of which $2.0 million arose from the adoption of SFAS No. 123(R). The remaining $0.5 million relates to stock and option awards granted prior to the adoption of SFAS No. 123(R). The unrecognized cost is expected to be recognized over a weighted average period of approximately 1.7 years.

Corporate Information

As of June 30, 2006, we hold trademark registrations in the United States for the following marks: 2020tc Imager®, CardiusSST®, Digirad®, Digirad Logo®, Digirad Imaging Solutions®, FlexImaging®, Cardius®, SPECTour®, DigiServ®, DigiTech®, SPECTpak Plus® and Solidium®. We have trademark applications pending in the United States for the following marks: SeeQuanta™, AcqSmart™, Stasys™, Cardius X-Act™, and TruAcq CountBased Imaging™. We have obtained and sought trademark protection for some of these listed marks in the European Community and Japan.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures and internal controls that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures and internal controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures and internal controls.

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

In addition, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that has occurred during our last fiscal quarter that has materially affected, or is reasonably likely to affect materially, our internal controls over financial reporting. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In January 2005, a complaint was served on a DIS physician and two DIS technicians, individually and in their capacity as agents of the medical practice. The complaint was filed in the Circuit Court of the Fifth Judicial Circuit, County of Vermilion, Danville, Illinois alleging negligence in connection with the death of a patient. In July 2006, the matter was dismissed.

In February 2006, we filed a complaint in the United States District Court for the Southern District of California against Gamma Medica—Ideas alleging infringement of two patents, and seeking monetary damages and injunctive relief based thereon. In July 2006, based on a stipulation with Gamma Medica – Ideas, Digirad dismissed the complaint without prejudice to our right to refile it

On February 17, 2006, nine former and present employees filed a complaint against us in the United States District Court, Northern California, Oakland Division, alleging failure to pay penalties for missed meal and rest periods, wrongful termination and other tort claims. Plaintiffs seek compensatory and punitive damages and penalties. On March 30, 2006, three other employees filed a complaint in the same court, making similar allegations, and ten other individuals have since joined the actions. We have filed responsive pleadings and will vigorously defend against the allegations. Because the amount of damages plaintiffs could recover for missed meal and rest periods is currently an unsettled question of law before the California Supreme Court, an assessment of whether the matters could have a significant impact on our financial condition, results of operations or liquidity cannot currently be made.

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

The nuclear imaging industry is highly competitive, subject to rapid change and significantly affected by new product introductions and market activities of other industry participants. Our primary competitors with respect to nuclear imaging systems include Philips Medical Systems, General Electric Healthcare, Siemens Medical Systems and Toshiba Medical Systems. All of these competitors offer a full line of imaging cameras for each diagnostic imaging technology, including x-ray, magnetic resonance imaging, computerized tomography, ultrasound and nuclear medicine, or a combination of them. For example, there are hybrid modalities commercially available that combine the technologies of positron emission tomography, or PET, with computed tomography, or CT, as well as others that combine single photon emission computed tomography, or SPECT, with CT technology. The existing imaging systems sold by our competitors have been in use for a longer time than our products and are more widely recognized and used by physicians and hospitals for nuclear imaging. Many of our competitors and potential competitors enjoy significant competitive advantages over us, including:

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

The competitive nature of the nuclear imaging industry has had an impact on the volume of sales and pricing of our gamma cameras. We anticipate that pricing pressures will continue to affect our gamma camera product revenue and gross profit.

In providing DIS lease services, we generally compete against small businesses employing traditional vacuum tube cameras that must be transported in large vehicles and cannot be moved in and out of physician offices. We also compete against a number of physicians and companies that use Digirad cameras in relatively small mobile imaging businesses which have the advantage of a lower cost structure. In addition, we compete against imaging centers that install nuclear gamma cameras and make them available to referring physicians in their geographic vicinity.

If the market for nuclear imaging cameras continues to decrease, or if we are not successful in expanding our market share or product and service offerings, our revenues will decline and our business will be harmed.

The National Electrical Manufacturers Association, or NEMA, estimates that sales of nuclear imaging equipment, excluding maintenance revenue, declined approximately 6% in 2005 to $349 million, and projects further double-digit declines in 2006 and declines of approximately 5% in 2007. We believe this decline may be attributable to concerns about reimbursement changes, and the increasing adoption of alternative imaging modalities, such as magnetic resonance imaging, computerized tomography, positron emission tomography, and hybrids among these modalities. In addition, the market for single-headed cameras, our predominant camera sales market until recently, has significantly declined, and we cannot assure you that we will be able to compensate for this decline by the introduction of our triple-headed camera or other alternative or more competitive products. If this decline continues and we are unable to offset its effects on our business by expanding our market share or successfully introducing alternative products and services, our sales will decline and our business will be significantly harmed.

Changes in laws, regulations, or coverage and reimbursement policies of third-party payors may adversely impact our ability to market and sell our products and services.

Our physician and hospital customers rely on adequate third-party payor coverage and reimbursement to maintain their operations. Changes in laws, regulations or coverage and reimbursement policies of third-party payors with respect to purchases of our nuclear imaging cameras and the delivery of our services may adversely affect the demand for our products and services, resulting in a decline in our sales and harm to our business. We cannot predict what changes may be made to such laws, regulations, or coverage and reimbursement policies, but we believe that future coverage and reimbursement may be subject to increased restrictions. Additionally, we cannot be certain that under prospective payment systems, or established fee schedule payment formulas, under which healthcare providers may be reimbursed a fixed amount based on the patient’s condition or the type of procedure performed, the costs of our products and services will be justified and incorporated into the overall payment for the procedure.

Effective January 1, 2007, under the federal anti-self-referral or “Stark Laws,” nuclear medicine will be listed among the “designated health services” that a physician may not refer to an entity with which the physician or an immediate family member has a financial relationship, unless an exception applies. These changes will make the Stark Laws applicable to DIS’ annual lease contracts. DIS’ physician customers may be able to meet the “in-office ancillary services” exception to the Stark Law if they personally supervise the individuals performing the nuclear imaging services and bill for them, and if the services are performed in the same building in which the physicians regularly practice medicine. If DIS’ customers are unable or unwilling to comply with the Stark Law, utilization rates of our services and products will decline and our business will be harmed. Proposed changes to the Medicare reimbursement system that would have decreased overall reimbursements for procedures performed by our physician clients in 2006 were not implemented, and reimbursement levels remained the same as those for 2005.

However, under the Deficit Reduction Act of 2005 (DRA), enacted in February 2006 and to become effective in January 2007, the “technical component” of Medicare reimbursement for nuclear imaging services performed in physicians’ offices would be capped at the lesser amount of either the Hospital Outpatient Prospective Payment System rates or the Medicare Part B Physician Fee Schedule rates. Assuming no change in the current Hospital Outpatient Prospective Payment System reimbursement rates or the current Physician Fee Schedule rates in 2007, implementation of the DRA could result in a 16 % reimbursement reduction for one of the procedures performed by our physician clients. In June 2006, Congress introduced a bill calling for a two-year delay in implementing the proposed reductions under the DRA. We cannot predict whether and to what extent implementation of the DRA will be delayed or whether and how the specific reimbursement rates applicable to procedures performed by our physician clients will be affected. However, because we charge customers based on a flat lease rate, future Medicare reimbursement reductions could negatively affect our business. If reimbursement reductions are implemented, sales of our gamma cameras and our services could suffer and we may receive pressure from our customers to terminate or otherwise materially modify the lease arrangements for our DIS services. Third-party payors continue to act to contain or reduce healthcare costs through various means, including the movement to managed care systems where healthcare providers contract to provide comprehensive healthcare for a fixed fee per patient. A number of third party payors in geographic locations currently served by us issued guidelines prohibiting our physician customers from obtaining reimbursement for procedures they perform unless they own or lease our cameras on a full time basis. These and other payors are also requiring physicians to be accredited by either the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories (ICANL) or by the American College of Radiology, and to meet certain other privileging standards, in order to obtain reimbursement for nuclear imaging procedures. These privileging standards also exclude physicians who are not radiologists or cardiologists from obtaining reimbursements for nuclear imaging procedures. We cannot assure you that these guidelines will be changed, or that they will not be adopted by other third party payors, including Medicaid and Medicare. These continued efforts to restrict reimbursement have resulted in several instances where third-party payors have refused to reimburse patients or healthcare providers for our imaging services. Further, in October 2005, the American College of Cardiology Foundation and the American Society of Nuclear Cardiology issued new appropriateness criteria for cardiac imaging that we believe may result in a decrease of the overall number of nuclear imaging procedures being performed. Any such decrease could negatively affect our DIS business and product sales.

Failure to attract qualified managers, engineers and imaging technologists, or high employee attrition rates, could limit our growth and adversely affect our business.

Our success is dependent on the efforts of our key executives and technical, sales and managerial personnel and our ability to retain them. The continued loss of any one or more of these individuals could place a significant strain on our remaining management team and we may have difficulty replacing any of these individuals. Furthermore, our future growth and ability to generate profits will depend in part upon our ability to identify, hire and retain nuclear imaging technologists, certified cardiographic technicians, nurses, radiation safety officers, engineers, management, sales personnel and other highly skilled personnel.

Hiring qualified management and technical personnel will be difficult due to the limited number of qualified candidates. Competition for these types of employees, particularly nuclear imaging technologists and engineers, is intense in the medical imaging field. Failure to attract, hire and retain key personnel could have an adverse effect on our business, financial condition and results of operations. In addition, in the first half of 2006, we experienced a 21% rate of employee turnover for the combined service and product segments, a decrease from the annualized rate for 2005. If we are unable to improve upon this metric, our business and financial condition will continue to be adversely affected.

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

If we do not develop and obtain required regulatory approvals or clearances for new products, necessary licensure, services or product enhancements in time to meet market demand, or if there is insufficient demand for these products, services or enhancements, our business, financial condition and results of operations will likely suffer. In addition, even if our customers acquire such new products, services or product enhancements, the revenues from such sales may not be sufficient to offset the significant costs associated with developing and offering such products, services or enhancements to customers. In addition, any announcements of new products, services or enhancements may cause customers to decline or cancel their purchasing decisions in anticipation of replacements.

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

Our current product and service offerings consist primarily of our line of gamma cameras, including our Cardius-1, Cardius-2, Cardius-3, 2020tc Imager and SPECTpak PLUS camera systems, each of which is designed for use in the nuclear imaging market segment and all of which utilize the same solid-state technology. In addition, we offer a mobile imaging leasing service through DIS, which includes one of our imaging systems, certified personnel, required licensure and other support for nuclear imaging procedures. As such, our line of products and services is not as diversified as those of some of our competitors. If the sales of our products or leasing services decline, our business would be seriously harmed, and it would likely be difficult for us to recover because we do not have the breadth of products or services that would enable us to sustain our business while seeking to develop new types of products or services or other markets for our existing products and services. In addition, because our technical know-how and intellectual property have limited applications, we may be unable to leverage these assets to diversify our products and services or to develop other products or sources of revenue outside of the nuclear imaging market.

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

Our future revenue growth will depend in large part on our success in maintaining and expanding our marketing, sales and distribution channels, which will likely be an expensive and time-consuming process. We are highly dependent upon the efforts of our sales force and third-party distributors to increase our revenue. We use one independent distributor in the United States and an independent, international sales distributor to market, sell and distribute our products and services. Our domestic third-party distributor is generally permitted to market, sell and distribute competing imaging products that are used or refurbished and meet specified age requirements. Our international distributor is prohibited from promoting or distributing any other gamma camera product, but not prohibited from offering competing services. We face intense competition for qualified sales employees and may be unable to hire, train, manage and retain such personnel, which could adversely affect our ability to maintain and expand our marketing, sales and distribution network. Additionally, even if we are able to expand our sales force and enter into agreements with additional third-party distributors on commercially reasonable terms, they may not commit the necessary resources effectively to market, sell and distribute our products and services domestically and internationally. If we are unable to maintain and expand our direct and third-party marketing, sales and distribution networks, we may be unable to sell enough of our products and imaging services for our business to be profitable and our financial condition and results of operations will likely suffer.

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

We are directly, or indirectly through our clients, subject to extensive regulation by both the federal government and the states in which we conduct our business. The laws that directly or indirectly affect our ability to operate our business include the federal Medicare and Medicaid anti-kickback laws; other Medicare laws, regulations, rules, manual provisions, and policies that prescribe the requirements for coverage and payment for services performed by us and our DIS customers; the federal False Claims statutes; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA; the Stark Law; the federal Food, Drug and Cosmetic Act; federal and state radioactive materials laws; state food and drug and pharmacy laws and regulations; state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians; state scope-of-practice laws that either require specific licenses or certifications for our personnel or that require direct supervision of our personnel by the site physician to perform certain tasks in the absence of such licensures or certifications; federal laws, regulations, rules and policies that permit physicians to bill and receive payment for certain diagnostic tests under the Medicare Physician Fee Schedule only if certain conditions are satisfied, including the requirement that the physician either personally perform, or adequately supervise the performance of, the tests using equipment they own or lease, and that prohibit physicians from marking up the cost of tests they “purchase,” rather than perform or supervise, for Medicare patients; and state law equivalents to any of the foregoing federal laws.

We implemented a compliance program in 2002 to help identify and correct any compliance issues and remain in compliance with all applicable laws, to provide training of employees, to require auditing and monitoring of the Company’s operations, to provide for a compliance hotline, and to achieve other compliance goals. Like most companies with active and effective compliance programs, we occasionally discover compliance concerns. In such cases, and in accordance with our compliance program, we take responsive action, including, when necessary, corrective measures. There can be no assurance that the Company’s responsive actions will insulate us from liability associated with any such detected compliance concerns.

If our past or present operations are found to be in violation of any of the laws, regulations, rules or policies described above or the other laws or regulations to which we or our customers are subject, or if the interpretation of the foregoing changes, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs, or the curtailment or restructuring of our operations. Similarly, if our customers are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. In addition, if we are required to obtain permits or licensure under these laws that we do not already possess, we may become subject to substantial additional regulation or incur significant expense. Any penalties, damages, fines, curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations, and additional legal or regulatory change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products.

Federal and state lawmakers regularly propose and, at times, enact new legislation establishing significant changes in the healthcare system. For example, changes in the Medicare Modernization Act and other legislation recently reduced payment amounts for some of the drugs used in conjunction with our imaging procedures. Downward changes to Medicare reimbursement rates for items such as these drugs or the procedures our physician clients perform may adversely affect reimbursement to customers or potential customers that use or could use our cameras and services, and may therefore affect us. Moreover, under the DRA enacted in February 2006 and to become effective in January 2007, the “technical component” of Medicare reimbursement for nuclear imaging services performed in physicians’ offices would be capped at the lesser amount of either the Hospital Outpatient Prospective Payment System rates or the Medicare Part B Physician Fee Schedule rates. Assuming no change in the current Hospital Outpatient Prospective Payment System reimbursement rates or the current Physician Fee Schedule rates in 2007, implementation of the DRA could result in a 16 % reimbursement reduction for one of the procedures performed by our physician clients. However, in June 2006 Congress introduced a bill calling for a two-year delay in implementing the proposed reductions. We cannot predict whether and to what extent implementation of the DRA will be delayed or whether and how the specific reimbursement rates applicable to procedures performed by our physician clients will be affected. If these reimbursement limitations increase, sales of our gamma cameras would suffer and we may receive pressure from our customers to terminate or otherwise modify the lease arrangements for our DIS services. Under such circumstances, our business, financial condition and results of operations could be materially adversely affected. Effective January 1, 2007 nuclear medicine will be listed in the federal anti-self-referral laws known as the Stark Law among the “designated health services” that a physician may not refer to an entity with which the physician or an immediate family member has a financial relationship, unless an exception applies. These changes will make the Stark Law applicable to DIS’ annual lease contracts. DIS’ physician customers may be able to meet the “in-office ancillary services” exception to the Stark Law if they personally supervise the individuals performing the nuclear imaging services and bill for them, and if the services are performed in the same building in which the physicians regularly practice medicine. If DIS’ customers are unable or unwilling to comply with the Stark Law, utilization rates of our services and products will decline and our business will be harmed. The potential for adoption of healthcare reform proposals on a state-by-state basis could require us to develop state-specific marketing and sales approaches and adversely affect the results of operations.

Regulatory changes could have a negative impact on camera sales to and leases with hospitals desiring to use our cameras and services in their outpatient facilities.

In order for hospitals to receive certain payments for their outpatient facilities as hospital outpatient services, including services that utilize our products, these services must be furnished in a “provider-based” organization or facility, or be covered services furnished “under arrangement” with the hospital. Failure to meet these requirements may result in reduced payments to the hospitals for their services. The Medicare program has published and revised rules establishing criteria for classifying a facility as “provider-based” or a service as furnished “under arrangement.” These rules require an analysis of the facts and circumstances surrounding the delivery by a hospital of a particular service, and hospitals that use our products or DIS services in their outpatient facilities will need to determine if they meet the applicable “provider-based” or “under arrangement” requirements. Hospitals that cannot obtain sufficient payments for these services may not purchase a camera from us or enter into arrangements with us for provision of services.

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

In the healthcare industry, various types of organizations are accredited to facilitate meeting certain Medicare certification requirements, expedite third-party payment and fulfill state licensure requirements. Some managed care providers prefer to contract with such accredited organizations. We are aware of a number of third party payors in geographies in which we do business that are requiring physicians to obtain certain accreditations or certifications in order to obtain reimbursement for imaging procedures, and to meet specified privileging standards. In our DIS business, although the majority of our customers continue to be cardiologists, an increasing number of new customers are non-cardiologists who would not currently meet the certifications required by payors in certain geographic areas. We have obtained accreditation from the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories for 21 of our hub locations, and are working towards obtaining accreditation in one other. We cannot assure you that we will be successful in obtaining those additional certifications, or that obtaining them will satisfy the requirements of these payors. If it becomes necessary for us or our customers to obtain any additional accreditations or certifications in the future in order to satisfy the requirements of third-party payors or regulatory agencies, there can be no assurances that we or they will be able to obtain or continuously maintain this accreditation, and our business could be adversely affected.

Our products are subject to reporting requirements and recalls even after receiving FDA clearance or approval, which could harm our reputation, business and financial results.

We are subject to medical device reporting regulations that require us to report to the FDA or similar governmental bodies in other countries if our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur. In addition, the FDA and similar governmental bodies in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture that could cause adverse health consequences. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall would divert management attention and financial resources and harm our reputation with customers. A recall involving one of our products could harm the reputation of the product and our company and would be particularly harmful to our business and financial results.

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

Our revenue and results of operations at any given time will be primarily based on the following factors, many of which we cannot control:

•	physician, healthcare provider and patient acceptance of our products and services;

•	demand for and pricing of our products and services;

•	levels of third-party payor reimbursement for our products and services;

•	accreditation and credentialing requirements imposed by third-party payors on physicians and providers of mobile imaging services;

•	reimbursement prohibitions imposed by third party payors on providers of mobile imaging services;

•	success and timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•	camera purchases by DIS customers;

•	our ability to establish and maintain a productive manufacturing, marketing, sales and distribution force;

•	the ability of our suppliers to timely provide us with an adequate supply of necessary components;

•	timing and magnitude of our expenditures;

•	our ability to reduce our expenses quickly enough to respond to any declines in revenue;

•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;

•	the effect of competing technological and market developments;

•	our addition or termination of research programs or funding support; and

•	interruption in the manufacturing or distribution of our products and services.

Furthermore, we have experienced seasonality in the leasing services offered by DIS. While our physicians are obligated to pay us for all lease days to which they have committed, our contracts permit some flexibility in scheduling when services are to be performed. This accounts for some of the seasonality of our DIS revenues. For example, our daily services have typically declined from our second fiscal quarter to our third fiscal quarter due to summer holidays and vacation schedules. We have also experienced declining daily services in December due to holidays and in our first half due to weather conditions in certain parts of the United States. We cannot predict with certainty the degree to which seasonal circumstances such as the summer slowdown, winter holiday variations and weather conditions may make our revenue unpredictable or lead to fluctuations in our quarterly operating results in the future.

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

The medical device industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Our competitors may assert that our products, the components or the methods we employ in the use of our products are covered by U.S. or foreign patents held by them. In addition, they may claim that their patents have priority over ours because their patents were filed or invented earlier. Because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which may later result in issued patents that our products may infringe. There could also be existing patents that one or more components of our products may be infringing of which we are unaware. As the number of participants in our industry increases, the possibility of patent infringement claims against us also increases.

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

As of June 30, 2006, we had used approximately $14.9 million of the net proceeds from our initial public offering to repay our lines of credit, capital leases and notes payable, none of which was paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. In addition, we had used $11.5 million to fund operations and capital equipment purchases. We invested the remainder of the proceeds in investment-grade, interest bearing instruments, pending their use to fund working capital and capital expenditures.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on April 27, 2006 at 13950 Stowe Drive, Poway, California at 11:00 a.m. Of the 18,134,425 shares of common stock entitled to vote at the meeting, 15,402,279 shares, representing 85% of the votes eligible to be cast, were represented at the meeting in person or by proxy, constituting a quorum. The voting results are presented below.

(a) The stockholders elected seven directors for a one-year term to expire at the 2007 Annual Meeting of Stockholders. Our present Board of Directors has nominated and recommends for election as director the following persons:

Name	Votes in Favor	Votes Withheld
Timothy J. Wollaeger	15,002,569	540,356
Mark L. Casner	15,506,914	36,011
Gerhard F. Burbach	14,983,406	559,519
Raymond V. Dittamore	15,508,243	34,682
R. King Nelson	15,508,343	34,582
Kenneth E. Olson	15,002,119	540,806
Douglas Reed, M.D.	15,508,393	34,532

(b)	The stockholders approved an amendment to the Restated Certificate of Incorporation to reduce the authorized common stock of the Company from 150,000,000 to 80,000,000 shares by a vote of 15,505,784 in favor, 37,037 votes against and 104 votes withheld.

(c)	The stockholders approved an amendment to the 2004 Stock Incentive Plan (the “2004 Plan”) to (a) increase by 1,000,000 the maximum number of shares of common stock that may be issued under the 2004 Plan and (b) approve certain provisions of the 2004 Plan solely for the purpose of preserving our ability to deduct compensation in full for federal income tax obligations in certain instances by a vote of 8,413,133 in favor, 957,967 votes against and 3,754 votes withheld.

(d)	The Stockholders ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2006 by a vote of 15,482,947 in favor, 55,264 votes against and 4,714 votes withheld.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Restated Bylaws

4.1(3)	Form of Specimen Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended

10.1(1)	Digirad Corporation 2004 Stock Incentive Plan as Amended and Restated April 27, 2006

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2006.

(2)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2004.

(3)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter.

(4)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIRAD CORPORATION

Date: August 3, 2006	By:	/s/ MARK L. CASNER
Mark L. Casner President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2006	By:	/s/ TODD P. CLYDE
Todd P. Clyde Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Restated Bylaws

4.1(3)	Form of Specimen Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended

10.1(1)	Digirad Corporation 2004 Stock Incentive Plan as Amended and Restated April 27, 2006

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2006.

(2)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2004.

(3)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter.

(4)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2004.