Form 10-Q
period 2006-09-30
DIGIRAD CORP
filed 2006-10-31
CIK 707388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

As of October 24, 2006, the registrant had 18,785,864 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Digirad Corporation

Consolidated Balance Sheets

(In thousands, except par value amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,368	$16,303
Securities available-for-sale	39,732	33,202
Accounts receivable, net	7,158	8,132
Inventories, net	5,810	5,136
Other current assets	1,857	1,687

Total current assets	58,925	64,460
Property and equipment, net	9,108	9,582
Intangibles, net	439	402
Restricted cash	60	60

Total assets	$68,532	$74,504

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,161	$2,152
Accrued compensation	2,857	2,585
Accrued warranty	824	825
Other accrued liabilities	3,729	4,614
Deferred revenue	2,805	2,858
Current portion of long-term debt	319	766

Total current liabilities	12,695	13,800
Long-term debt, net of current portion	162	368
Deferred rent	313	348
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value: 10,000 shares authorized at September 30, 2006 and December 31, 2005; no shares issued or outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.0001 par value: 80,000 shares authorized at September 30, 2006 and December 31, 2005; 18,785 and 18,705 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	2	2
Additional paid-in capital	151,357	150,201
Accumulated other comprehensive loss	(141)	(221)
Deferred compensation	—	(279)
Accumulated deficit	(95,856)	(89,715)

Total stockholders’ equity	55,362	59,988

Total liabilities and stockholders’ equity	$68,532	$74,504

See accompanying notes.

Digirad Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
DIS	$11,388	$12,604	$38,008	$38,166
Product	5,314	4,748	16,671	12,618

Total revenues	16,702	17,352	54,679	50,784
Cost of revenues:
DIS	8,681	9,208	29,080	27,115
Product	3,937	4,735	11,450	11,692

Total cost of revenues	12,618	13,943	40,530	38,807

Gross profit	4,084	3,409	14,149	11,977
Operating expenses:
Research and development	1,036	914	3,249	2,767
Sales and marketing	2,272	1,825	6,797	5,560
General and administrative	3,455	3,742	11,689	11,255
Amortization of intangible assets	6	139	35	173

Total operating expenses	6,769	6,620	21,770	19,755

Loss from operations	(2,685)	(3,211)	(7,621)	(7,778)
Other income (expense):
Interest income	537	423	1,599	1,163
Interest expense	(18)	(49)	(65)	(185)
Other	32	10	(54)	(49)

Total other income (expense)	551	384	1,480	929

Net loss	$(2,134)	$(2,827)	$(6,141)	$(6,849)

Net loss per common share - basic and diluted	$(0.11)	$(0.15)	$(0.33)	$(0.37)

Shares used in computing net loss per common share:
Weighted average shares outstanding – basic and diluted	18,782	18,690	18,751	18,390

See accompanying notes.

Digirad Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2006	2005
Operating activities
Net loss	$(6,141)	$(6,849)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,554	2,695
Loss on disposal of assets	165	65
Amortization of premium on securities available-for-sale	107	375
Amortization and write-off of intangibles	57	173
Stock-based compensation	1,389	411
Changes in operating assets and liabilities:
Accounts receivable	974	1,139
Inventories	(668)	587
Other assets	(170)	(126)
Accounts payable	9	(1,619)
Accrued compensation	272	(215)
Accrued warranty, deferred rent and other accrued liabilities	(921)	736
Deferred revenue	(53)	689

Net cash used by operating activities	(1,426)	(1,939)
Investing activities
Purchases of securities available-for-sale	(18,507)	(21,964)
Maturities of securities available-for-sale	11,950	28,400
Purchases of property and equipment	(3,245)	(2,639)
Patents and other assets	(94)	(10)

Net cash provided (used) by investing activities	(9,896)	3,787
Financing activities
Issuances of common stock	40	342
Repayment of obligations under capital leases	(653)	(2,612)

Net cash used by financing activities	(613)	(2,270)

Net decrease in cash and cash equivalents	(11,935)	(422)
Cash and cash equivalents at beginning of period	16,303	11,348

Cash and cash equivalents at end of period	$4,368	$10,926

Supplemental information:
Cash paid during the period for interest	$36	$145

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Intercompany accounts have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire year. For further information see our financial statements and related disclosures thereto for the year ended December 31, 2005 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

2. Financial Statement Details

Inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$2,683	$2,087
Work-in-progress	3,183	3,431
Finished goods	920	514

	6,786	6,032
Less reserves for excess and obsolete inventories	(976)	(896)

	$5,810	$5,136

Property and equipment consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Machinery and equipment	$19,680	$20,231
Computers and software	3,725	3,309
Leasehold improvements	742	742
Furniture and fixtures	230	230
Equipment not yet placed in service	883	157

	25,260	24,669
Less accumulated depreciation and amortization	(16,152)	(15,087)

	$9,108	$9,582

Other accrued liabilities consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Radiopharmaceuticals and consumable medical supplies	$606	$1,101
Customer deposits	326	1,073
Legal and other professional costs	984	644
Travel	301	312
Other accrued liabilities	1,512	1,484

	$3,729	$4,614

3. Warranty

We provide a warranty on certain of our products and accrue the estimated cost at the time revenue is recorded. Warranty expense is charged to product cost of revenues. The majority of all warranty periods are 12 months. Warranty reserves are established based on historical experience with failure rates and repair costs and the number of gamma cameras covered by warranty. Warranty reserves are depleted as gamma cameras are repaired. The costs consist principally of materials, labor, overhead and travel related expenses. We review warranty reserves periodically and, when appropriate, make adjustments.

The activities in our warranty reserve are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$789	$930	$825	$1,219
Charges to cost of revenues	289	331	744	875
Applied to liability	(254)	(396)	(745)	(1,229)

Balance at end of period	$824	$865	$824	$865

4. Comprehensive Income

Comprehensive income consists of the following components (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net loss, as reported	$(2,134)	$(2,827)	$(6,141)	$(6,849)
Unrealized gains (losses) on marketable securities	178	(44)	80	(96)

Comprehensive loss	$(1,956)	$(2,871)	$(6,061)	$(6,945)

5. Stock-Based Compensation

Adoption of SFAS 123(R)

Effective January 1, 2006, we adopted the fair value recognition provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). We have not restated our financial results for prior periods with the exception of stock-based compensation expenses which were presented as a separate line item on the consolidated statement of operations in the prior periods and have been reclassified to conform to the current year’s presentation. In accordance with SFAS 123(R), we utilized the prospective method for equity share options granted prior to our initial public offering in June 2004 as we had used the minimum value method of measuring these options for the pro forma disclosures. We utilized the modified prospective method for equity share options granted subsequent to our initial public offering as we had used the fair-value-based method for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under these transition methods, compensation cost recognized in fiscal 2006 includes the following: (a) share-based compensation cost associated with options granted prior to our initial public offering with exercise prices less than the deemed fair value of the common stock at the date of grant, (b) compensation cost related to any share-based payments granted subsequent to the date of our initial public offering through, but not vested as of, December 31, 2005, and (c) compensation cost for any share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Prior to the completion of our initial public offering, stock options were granted at exercise prices that were below the deemed fair value of the common stock on the date of grant. Accordingly, deferred stock compensation was recorded in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (“APB 25”). The deferred stock compensation was amortized on a straight-line basis over the vesting period of the related awards. In accordance with SFAS 123(R), we reversed the balance of deferred compensation from stockholders’ equity on the date of adoption but, as noted above, we continue to recognize the related compensation cost in the statement of operations.

As a result of adopting SFAS 123(R), our net loss for the three and nine months ended September 30, 2006 is approximately $256,000 and $1.1 million, respectively, greater than if we had continued to account for share-based compensation under APB 25. As a result of adopting SFAS 123(R), basic and diluted loss per share for the three and nine months ended September 30, 2006, was increased by $0.01 and $0.06 per share, respectively.

Compensation Costs

Results of operations for the three and nine months ended September 30, 2006 include stock-based compensation costs of $344,000 and $1.4 million, respectively. Share-based compensation capitalized as part of our inventory was not significant in either period. There were no significant modifications to our share-based employee payment plans during the periods presented that resulted in any incremental compensation cost. Following is a summary of stock-based compensation costs by income statement classification:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Cost of DIS revenue	$33	$23	$125	$84
Cost of product revenue	24	9	66	45
Research and development	41	15	129	54
Sales and marketing	89	8	237	39
General and administrative	157	48	832	189

	$344	$103	$1,389	$411

Valuation of Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form option valuation model that uses the assumptions noted in the following table. All options granted have a maximum term of ten years. As permitted by SAB 107, we utilized the “shortcut approach” to estimate the options’ expected term, which represents the period of time that options granted are expected to be outstanding. We utilized this approach since our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term. Expected volatilities are based on historical volatility of our stock as well as the stock of comparable companies and ranged from 51% to 55% for the nine months ended September 30, 2006. We estimated the forfeiture rate based on historical data for forfeitures and we are recognizing compensation costs only for those equity awards expected to vest. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant and ranged from 4.52% to 5.07% for the nine months ended September 30, 2006. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

The following weighted-average assumptions were utilized for the calculations during each period:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Expected life (in years)	6.08	5.00	6.00	5.00
Expected volatility	51.00%	75.00%	52.32%	75.00%
Forfeiture rate	18.00%	—	18.00%	—
Risk-free interest rate	4.88%	3.98%	4.81%	3.99%
Expected dividend yield	—	—	—	—

Adjusted net loss information

Prior to adoption of SFAS 123(R), we followed APB 25 in accounting for our employee stock options as permitted by SFAS 123. The following table illustrates the effect on net loss and loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and nine months ended September 30, 2005, prior to the adoption of SFAS 123(R). For purposes of this pro forma disclosure, the fair value of the options granted prior to the completion of our initial public offering was estimated at the date of grant using the minimum value pricing model. Upon completion of the initial public offering in June 2004, we began using the Black-Scholes model to estimate fair value. The estimated fair value of the options is amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 28 over the vesting period. Disclosures for the three and nine months ended September 30, 2006 are not presented in the following table because stock-based payments were accounted for under SFAS 123(R)’s fair-value method during those periods.

Our adjusted net loss information for the three and nine months ended September 30, 2005 is as follows (in thousands):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss	$(2,827)	$(6,849)
Add: total stock-based employee compensation included in reported net loss	103	411
Less: total stock-based employee compensation determined under the fair value method for all awards	(801)	(2,250)

Pro forma net loss	$(3,525)	$(8,688)

Basic and diluted net loss per common share – as reported	$(0.15)	$(0.37)

Basic and diluted net loss per common share – pro forma	$(0.19)	$(0.47)

6. Stock Options

Stock-based Employee Compensation Plans

At September 30, 2006, we have one stock option plan, the 2004 Stock Incentive Plan, as Amended and Restated (the “Plan”), under which stock options are granted to employees and non-employee members of our Board of Directors. Option grants generally have ten year terms and grants to employees generally vest over four years. During April 2006, stockholders approved an amendment to the Plan increasing the number of shares available under the Plan by 1,000,000 shares. At September 30, 2006, 2,546,972 shares of our common stock were reserved for future issuance upon the exercise of outstanding options and 873,029 shares were available for future grants under our incentive plan.

Summary of Stock Options

A summary of options under all of our share-based compensation plans as of September 30, 2006, and the activity during the nine months then ended, are as follows (in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	2,280	$5.08
Options granted	718	$4.02
Options exercised	(80)	$0.49
Options forfeited	(371)	$7.03

Options outstanding at September 30, 2006	2,547	$4.65	8.2	$1,491

Options vested and exercisable at September 30, 2006	1,255	$4.61	7.2	$1,407

Disclosures Pertaining to All Share-Based Compensation Plans

Of the options outstanding at September 30, 2006, 2,319,000 of the shares are vested or are expected to vest, and have a weighted average exercise price of $4.65 and an intrinsic value of $1.5 million. Aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at September 30, 2006 (“in-the-money options”). The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2006 was $2.21 and $2.23, respectively, and $3.37 and $3.53 for the three and nine months ended September 30, 2005, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was approximately $38,000 and $293,000, respectively, and $198,000 and $3.1 million for the three and nine months ended September 30, 2005, respectively.

As of September 30, 2006, $2.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our various plans is expected to be recognized over a weighted-average period of 1.8 years.

Cash received from option exercises for the nine months ended September 30, 2006 and 2005 was $40,000 and $342,000, respectively. Because of our net operating losses, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three and nine months ended September 30, 2006 and 2005.

7. Segments

Digirad has two reportable segments: DIS and Product. DIS collectively refers to our wholly-owned subsidiaries, Digirad Imaging Solutions, Inc. and Digirad Imaging Systems, Inc. Through DIS, we offer FlexImaging®, our mobile and comprehensive leasing service for physicians who wish to perform nuclear cardiology and nuclear medicine procedures in their offices, but may not have the patient volume, capital, or personnel to justify purchasing an imaging system. Our product revenue results primarily from selling solid-state gamma cameras, imaging chairs and other ancillary items and from our gamma camera maintenance contracts. We sell our imaging systems to physician offices, hospitals, and imaging centers primarily in the United States. Although we have historically sold a small number of imaging systems internationally, foreign sales were not significant in any of the periods presented below.

We have determined our reporting segments based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the operating income contributed by each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Gross profit by segment:
DIS	$2,707	$3,397	$8,928	$11,051
Product	1,377	12	5,221	926

Consolidated gross profit	$4,084	$3,409	$14,149	$11,977

Income (loss) from operations by segment:
DIS	$(1,224)	$(230)	$(3,738)	$181
Product	(1,461)	(2,981)	(3,883)	(7,959)

Consolidated loss from operations	$(2,685)	$(3,211)	$(7,621)	$(7,778)

Depreciation and amortization of intangible assets by segment:
DIS	$806	$628	$2,736	$1,855
Product	258	410	854	1,012

Consolidated depreciation and amortization	$1,064	$1,038	$3,590	$2,867

Identifiable assets by segment:
DIS	$13,604	$16,546	$13,604	$16,546
Product	54,928	60,265	54,928	60,265

Consolidated assets	$68,532	$76,811	$68,532	$76,811

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

Legal Matters

In February, 2006, nine former and present employees filed a complaint against us in the United States District Court, Northern California, Oakland Division, alleging failure to pay penalties for missed meal and rest periods, wrongful termination and other tort claims. Eight other individuals joined the action. We have settled this action and it was dismissed with prejudice on October 10, 2006. On March 30, 2006, three other employees filed a complaint in the same court, making similar allegations, and two other individuals have since joined that action. We have settled this action and await its dismissal with prejudice.

In the normal course of business, we have been and will likely continue to be subject to litigation or administrative proceedings incidental to our business, such as claims related to customer disputes, employment practices, wage and hour disputes, product liability, professional liability, commercial disputes, licensure restrictions or denials, and warranty or patent infringement. Responding to litigation or administrative proceedings, regardless of whether they have merit, can be expensive and disruptive to normal business operations. As litigation and the administrative proceedings are inherently uncertain, we cannot predict the outcome of such matters. We can provide no assurance that the ultimate outcome, either individually or in the aggregate, will not have a material adverse effect on our business or financial results.

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

Overview

We are a leading provider of cardiovascular imaging services and solid-state nuclear medicine imaging products to physician offices, hospitals and imaging centers. We were the first company to design and commercialize a solid-state medical gamma camera for the detection of cardiovascular disease and other medical conditions. Our imaging systems are mobile as well as fixed and provide enhanced operability and improved patient comfort and utilization and, in the case of our Cardius®-3 XPO system, shorter image acquisition time, when compared to traditional vacuum tube cameras. The cameras and accompanying equipment fit easily into floor spaces as small as seven feet by eight feet and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting or within multiple departments of a hospital.

Consolidated revenues were $54.7 million for the nine months ended September 30, 2006, which represented an increase of 7.7% over the nine months ended September 30, 2005 attributable to growth in our product business. In DIS, revenue decreased 0.4% to $38.0 million, and in the product business, revenue increased 32.1% to $16.7 million. As of September 30, 2006, our DIS segment operated in 24 states and the District of Columbia. During the nine months ended September 30, 2006, we replaced 15 systems in our DIS fleet, a number that is slightly below our year-to-date projected fleet upgrade plan. We anticipate further replacements to occur during the fourth quarter of 2006. We currently are operating seven mobile triple-headed systems in DIS. The total number of mobile cameras in our DIS fleet was 83 as of September 30, 2006 compared to 76 at September 30, 2005. We performed 10,253 service days during the nine months ended September 30, 2006 compared to 10,465 service days in the nine months ended September 30, 2005. Revenue per day increased to $3,707 for the nine months ended September 30, 2006 compared to $3,648 for the nine months ended September 30, 2005 even though we ceased delivering stress agents to the majority of our customers beginning in June 2006. Excluding the stress agent revenue, revenue per day for the nine months ended September 30, 2006 was $3,508. Our DIS gross margins for the nine months ended September 30, 2006 declined to 23.5% compared to 29.0% for the nine months ended September 30, 2005, due to additional depreciation costs of approximately $0.5 million resulting from the reduction of the depreciable lives of our DIS fleet of cameras from seven years to five years in the fourth quarter of 2005, an additional $0.3 million of personnel costs previously recorded in general and administrative expenses and a decline in staff productivity and system utilization. The additional $0.3 million of personnel costs are now included in costs of revenues as the focus of this personnel has shifted to operations. Our product business delivered 54 gamma cameras during the nine months ended September 30, 2006 compared to 37 gamma cameras during the nine months ended September 30, 2005. Product gross margins improved to 31.3% for the nine months ended September 30, 2006 compared to 7.3% during the nine months ended September 30, 2005, due primarily to the delivery of 17 more cameras and improved margins on our camera service and maintenance contracts. In addition, stock-based compensation costs increased $1.0 million for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 as the result of the adoption of a new accounting principle. Overall, we ended the first nine months of 2006 with a net loss of $6.1 million, as compared to a net loss of $6.8 million for the first nine months of 2005.

Our Market

The target market for our products and services is comprised of approximately 26,000 cardiologists and the larger group practices of four or more practitioners among the 130,000 internists and family practitioners in the United States that perform or could perform nuclear cardiac procedures. We estimate that there are approximately 8,000 internist practices comprising more than four internists. On a more limited basis, we also market our products to hospitals and imaging centers throughout the U.S.

According to IMV Medical Information, U.S. procedure volume in nuclear medicine (excluding PET studies) grew by 15% between 2002 and 2005 to an estimated 19.7 million, of which some 11.2 million were cardiovascular-specific studies. The National Electrical Manufacturers Association, or NEMA, estimates that revenues from sales of general nuclear imaging equipment, excluding maintenance revenue, declined approximately 6% in 2005 to $349 million, and declined approximately 10% during the first two quarters of 2006 compared to same period of 2005. NEMA estimated that sales of cardiac-specific nuclear imaging equipment declined at an annual pace of 32% during the same time period, a pace NEMA projects will continue through the end of 2006, but will slow in 2007 to approximately 5% with little to no anticipated decline in 2008. NEMA attributes the declining sales to questions about reimbursement, such as reimbursement cuts to imaging embodied in the Deficit Reduction Act, cost containment pressures, lack of technology innovation and possible shifts to other imaging modalities.

We believe our market has been negatively affected by declining reimbursement, significant pricing pressures in the product business, and continuing pressures by third party payors to reduce health care expenditures, including changes by some payors requiring physicians to obtain specific accreditations or certifications or restricting the use of mobile cameras, and we expect these pressures to continue. A number of smaller companies have recently begun to market mobile nuclear imaging cameras for cardiac applications, and we believe competition from local or regional companies providing mobile imaging services has increased. We expect competitive pressure from mobile camera manufacturers and service providers to continue to increase.

Revenue Sources

Our revenues are generated within two primary operating segments: our DIS business and product sales. DIS collectively refers to our wholly-owned subsidiaries, Digirad Imaging Solutions, Inc. and Digirad Imaging Systems, Inc. Through DIS, we offer a comprehensive mobile imaging leasing program as an alternative to purchasing a gamma camera for physicians who wish to perform nuclear imaging procedures in their offices but prefer to outsource the leasing of the imaging system, certified personnel, needed licensure and other resources. The leasing services are provided under the supervision of our physician customers. We also offer DigiTech leases to customers who own one of our cameras but wish us to provide staffing and other support services. DIS leasing services are primarily provided to cardiologists and internists. Physicians enter into annual contracts for imaging services delivered on a per-day basis. Our typical lease contracts provide service coverage ranging from once per month to three times per week, adjusted for holidays and vacations. Our DIS business performed 97,981 imaging studies in 2005 and 75,778 studies in the first nine months of 2006, compared to 74,935 studies in the first nine months of 2005. We experience some seasonality in our DIS business related to summer slowdowns (principally relating to vacations), holidays and inclement weather. Historically, the DIS results have been most affected by seasonality in the third quarter. Seasonality negatively affected the actual number of days during which we provided service during the three months ended September 30, 2006. Effective June 2006, DIS phased out providing stress agents used in physicians’ imaging procedures. While this change has had a negative impact on our DIS revenue, we expect that it has had, and will continue to have, little to no impact on our overall results of operations.

Our product revenue is derived primarily from selling solid-state gamma cameras and other ancillary items, and from camera service and maintenance contracts. We sell our imaging systems to physician offices, hospitals and imaging centers primarily in the United States, although we have sold a small number of imaging systems internationally. We do not anticipate that the international market will be a significant source of revenues in the foreseeable future. Our product business delivered 55 cameras in 2005 and 54 cameras in the first nine months of 2006, compared to 37 cameras in the first nine months of 2005. Despite the general decline in the nuclear cardiology market, our product business has sold between 17 and 19 units for each of the past four quarters.

We continue to believe that our imaging systems’ small size, mobility, and ability to accommodate physicians’ varying speed and throughput needs offer us competitive advantages that should allow us to capture a larger share of the overall nuclear product sales and service market, and to capitalize on the shift in delivery of nuclear cardiac imaging from hospitals to physician offices, and from cardiologists to internists and other physicians. To date, we have provided imaging services through DIS to approximately 525 physicians and physician groups, the majority comprised of cardiologists and a growing number of internists; and we have sold approximately 440 cameras to customers through our product segment.

Trends and Drivers

During the nine months ended September 30, 2006, we experienced an overall slight decrease in revenue in our DIS business compared to the same period of 2005. This decrease was the result of the discontinuation of the delivery of stress agents in June 2006, partially offset by increased revenue per service days, primarily driven by an increase in studies per day. We continued our efforts to improve sales efficiencies and we have seen improvement in our DIS bookings during 2006, year-to-date. We also experienced an increase in lost business in the third quarter of 2006 compared to the first two quarters of 2006. We believe this increase is due primarily to customers purchasing cameras or physicians switching to a different service provider. We anticipate this trend to continue during the fourth quarter of 2006. In our product business, we sold a number of our new Cardius 3 XPO imaging systems in this quarter, and introduced the Cardius 1 XPO and Cardius 2 XPO at the Society of Nuclear Medicine in September 2006. The XPO systems offer enhanced features in image quality, patient comfort and serviceability. The Cardius XPO cameras also include our latest acquisition software tools and encapsulate the efforts of multiple development programs to improve camera reliability.

We have continued to implement operational efficiency and cost-cutting measures in both segments of our business. In early October 2006, we reduced our headcount, began steps to close underperforming DIS hubs, and streamlined our research and development efforts. In the third quarter of 2006, we expensed approximately $100,000 of severance and facility closure costs associated with these cost reductions. We anticipate that these measures will reduce costs in the fourth quarter of 2006 by approximately $400,000. We also hired a vice president of human resources during the third quarter of 2006 to address our employee turnover, which in our DIS business was 55% in 2005 and was 55% annualized during the nine months ended September 30, 2006. We also continue our efforts to increase system utilization and decrease costs of delivery service to our existing customers. Our plan to upgrade our DIS camera fleet is proceeding through a measured roll-out of our triple-headed mobile camera, though our pace during 2006, year to date, has been slower than expected. We anticipate that these triple-headed mobile cameras will be Cardius 3 XPO mobile cameras, which we believe will increase patient throughput, shorten the work days of our employees and improve reliability and image quality. Although we have seen an increase in the demand for our single head gamma cameras, primarily in the hospital setting, during the nine months ended September 30, 2006, the majority of our sales consisted of multi-headed cameras.

During the latter part of 2005 and the first nine months of 2006, we implemented a number of programs to improve operational efficiencies in our product business and improve camera reliability. This has resulted in an improvement in our product business margins in the first nine months of 2006, and we believe these initiatives will continue to translate into additional margin improvements during the last quarter of 2006.

Results of Operations

The following table sets forth our results from operations, expressed as percentages of revenues for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
DIS	68.2%	72.6%	69.5%	75.2%
Product	31.8	27.4	30.5	24.8

Total revenues	100.0	100.0	100.0	100.0
Total cost of revenues	75.5	80.4	74.1	76.4

Gross profit	24.5	19.6	25.9	23.6
Operating expenses:
Research and development	6.2	5.3	5.9	5.4
Sales and marketing	13.7	10.5	12.4	11.0
General and administrative	20.7	21.6	21.4	22.2
Amortization and impairment of intangible assets	—	0.8	0.1	0.3

Total operating expenses	40.6	38.2	39.8	38.9

Loss from operations	(16.1)	(18.6)	(13.9)	(15.3)
Other income	3.3	2.3	2.7	1.8

Net loss applicable to common stockholders	(12.8)%	(16.3)%	(11.2)%	(13.5)%

Comparison of Three Months Ended September 30, 2006 and 2005

Revenues

Consolidated. Consolidated revenue was $16.7 million for the three months ended September 30, 2006, which represents a decrease of $0.7 million, or 3.7% over the prior year quarter, primarily as a result of the discontinuation of the sale of stress agents in June 2006 with a quarterly revenue run-rate of approximately $1.1 million; and, increased seasonality, resulting in fewer days serviced in DIS for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. These decreases were partially offset by the delivery of 3 more cameras in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. DIS and product revenue accounted for 68.2% and 31.8%, respectively, of total revenues for the three months ended September 30, 2006, compared to 72.6% and 27.4%, respectively, for the three months ended September 30, 2005. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue in future periods.

DIS. Our DIS revenue decreased to $11.4 million for the three months ended September 30, 2006, which represents a decrease of $1.2 million, or 9.6%, over the prior year quarter. This decrease was primarily the result of our decision to discontinue the sale of stress agents in June 2006. Stress agent revenue was $48,000 for the three months ended September 30, 2006 compared to $1.1 million for the three months ended September 30, 2005. Our DIS business operated 83 mobile and fixed site systems as of September 30, 2006, compared to 76 as of September 30, 2005. We continue to anticipate that our DIS revenue will increase as we continue to penetrate existing markets and expand into new markets. Such growth will fluctuate, however, based on seasonality stemming from physician vacations, holidays, inclement weather and start up time required as we enter new geographical areas.

Product. Our product revenue increased to $5.3 million for the three months ended September 30, 2006, representing an increase of $0.6 million, or 11.9%, over the prior year quarter. The increase in product revenue is attributable to an increase in the number of cameras sold to 17 for the three months ended September 30, 2006 compared to 14 for the three months ended September 30, 2005. We continue to experience pricing pressures on our dual-head gamma cameras from competition in a declining market.

Gross Profit

Consolidated. Consolidated gross profit was $4.1 million for the three months ended September 30, 2006, representing an increase of $0.7 million or 19.8%, compared to the prior year third quarter. The increase in consolidated gross profit is principally due to the increase in cameras sold during the three months ended September 30, 2006 and improved margins on our camera service and maintenance contracts. Consolidated gross profit as a percentage of revenue increased to 24.5% for the three months ended September 30, 2006 from 19.6% for the three months ended September 30, 2005.

DIS. Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation and other costs associated with the provision of services. Cost of DIS revenue decreased to $8.7 million for the three months ended September 30, 2006, representing a decrease of $0.5 million, or 5.7%, over the prior year quarter, primarily a result of the decrease in revenue. DIS gross profit decreased to $2.7 million for the three months ended September 30, 2006, which represents a decrease of $0.7 million, or 20.3%. DIS gross profit as a percentage of revenue decreased to 23.8% for the three months ended September 30, 2006 from 26.9% for the three months ended September 30, 2005, primarily as a result of an additional $0.3 million of personnel costs previously recorded in general and administrative expenses and a decline in staff productivity and system utilization. The additional $0.3 million of personnel costs are now included in costs of revenues as their focus has shifted to operations.

Product. Cost of goods sold primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Warranty costs are charged to cost of goods sold in the period our cameras are sold and are based on our historical experience with failure rates and repair costs. Cost of goods sold was $3.9 million for the three months ended September 30, 2006, representing a decrease of $0.8 million, or 16.9%, compared to the prior year quarter. Product gross profit increased to $1.4 million for the three months ended September 30, 2006 as compared to $13,000 for the three months ended September 30, 2005. Product gross profit as a percentage of revenue increased to 25.9% for the three months ended September 30, 2006 from 0.3% for the three months ended September 30, 2005. The improvements in both of these measures is due to the increased number of cameras sold as compared to the prior year quarter, the elimination of a $0.7 million excess capacity charge recorded in the three months ended September 30, 2005 and improved margins on our camera service and maintenance contracts.

Operating Expenses

Research and Development. Research and development expenses consist primarily of costs associated with the design, development, testing, and enhancement of our products. The primary costs are salaries and fringe benefits, consulting fees, development material costs, facility and overhead costs and non-recurring engineering costs. Research and development expenses increased to $1.0 million for the three months ended September 30, 2006, which represents an increase of $0.1 million, or 13.3%, over the prior year quarter. This increase was primarily attributable to increased spending on new product development, specifically the new Cardius XPO series of cameras and our software development initiatives. Research and development related stock-based compensation costs, including those associated with SFAS 123(R), were $41,000 for the three months ended September 30, 2006, which was $26,000 higher than the stock-based compensation costs recorded in the comparable prior year quarter. Research and development expenses were 6.2% of total revenue for the three months ended September 30, 2006 compared to 5.3% for the three months ended September 30, 2005. In the future, we expect to continue to invest in research and development as we innovate and seek to improve our existing technology.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and tradeshow costs. Sales and marketing expenses increased to $2.3 million for the three months ended September 30, 2006, representing an increase of $0.4 million or 24.5%, over the prior year quarter, primarily as a result of an increase in marketing costs, including personnel, advertising, trade show costs, and travel. Sales and marketing related stock-based compensation costs, including those associated with SFAS 123(R), were $89,000 during the three months ended September 30, 2006, which was $81,000 higher than the stock-based compensation costs recorded in the comparable prior year quarter. Sales and marketing expenses were 13.7% of total revenue for the three months ended September 30, 2006 compared to 10.5% for the three months ended September 30, 2005. We expect future sales and marketing costs to increase as our sales representatives begin selling more products and services, resulting in higher commission costs and as we focus on increasing market awareness of our products and offerings.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for finance and accounting, human resources and other personnel, and legal and other professional fees and insurance. General and administrative expenses decreased to $3.5 million for the three months ended September 30, 2006, representing a decrease of $0.3 million or 7.7%, over the prior year quarter, primarily as a result of the reduction of $0.3 million of personnel costs which, as previously discussed, were included in costs of revenues for the three months ended September 30, 2006. General and administrative related stock-based compensation costs, including those associated with SFAS 123(R), were $157,000 during the three months ended September 30, 2006, which was $109,000 higher than the stock-based compensation costs recorded in the comparable prior year quarter. General and administrative expenses were 20.7% of total revenue for the three months ended September 30, 2006 compared to 21.6% for the three months ended September 30, 2005.

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

In connection with the grant of stock options to employees, we recorded stock-based compensation of $344,000 and $103,000 for the three months ended September 30, 2006 and 2005, respectively, which is included in the captions described above.

Other Income (Expense)

Other income (expense) consists primarily of interest income, net of interest and other expenses. The increase for the three months ended September 30, 2006 from the prior year quarter reflects the increase in market yields on our cash and investment balances and a reduction of interest expense as a result of the reduction of amounts outstanding on capital leases.

Net Loss

Our net loss was $2.1 million for the three months ended September 30, 2006 compared to $2.8 million for the three months ended September 30, 2005, primarily as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2006 and 2005

Revenues

Consolidated. Consolidated revenue was $54.7 million for the nine months ended September 30, 2006, which represents an increase of $3.9 million, or 7.7% over the nine months ended September 30, 2005, primarily as a result of the delivery of 17 more cameras in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. DIS and product revenue accounted for 69.5% and 30.5%, respectively, of total revenues for the nine months ended September 30, 2006, compared to 75.2% and 24.8%, respectively, for the nine months ended September 30, 2005. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue in future periods.

DIS. Our DIS revenue decreased to $38.0 million for the nine months ended September 30, 2006, which represents a decrease of $0.2 million, or 0.4%, over the nine months ended September 30, 2005. The decrease in DIS revenue resulted from our decision to discontinue the sale of stress agents in June 2006. Stress agent revenue was $2.0 million for the nine months ended September 30, 2006 compared to $3.2 million for the nine months ended September 30, 2005. The number of DIS service days decreased to 10,253 for the nine months ended September 30, 2006 from 10,465 for the nine months ended September 30, 2005. We continue to anticipate that our DIS revenue will increase as we continue to penetrate existing markets and expand into new markets. Such growth will fluctuate, however, based on seasonality stemming from physician vacations, holidays, inclement weather and start up time required by sales representatives as we enter new geographical areas.

Product. Our product revenue increased to $16.7 million for the nine months ended September 30, 2006, representing an increase of $4.1 million, or 32.1%, over the nine months ended September 30, 2005. The increase in product revenue is attributable to an increase in the number of cameras sold to 54 for the nine months ended September 30, 2006 compared to 37 for the nine months ended September 30, 2005

Gross Profit

Consolidated. Consolidated gross profit was $14.1 million for the nine months ended September 30, 2006, representing an increase of $2.2 million or 18.1%, compared to the nine months ended September 30, 2005. The increase in consolidated gross profit is principally due to the delivery of 17 more cameras in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Consolidated gross profit as a percentage of revenue increased to 25.9% for the nine months ended September 30, 2006 from 23.6% for the nine months ended September 30, 2005.

DIS. Cost of DIS revenue increased to $29.1 million for the nine months ended September 30, 2006, representing an increase of $2.0 million, or 7.2%, over the nine months ended September 30, 2005, primarily a result of an increase in servicing costs required to service the increase in studies per day, additional depreciation costs of approximately $0.5 million resulting from the change in the depreciable lives of our DIS fleet of cameras from seven years to five years in the fourth quarter of 2005, an additional $0.3 million of personnel costs previously recorded in general and administrative expenses and a decline in staff productivity and system utilization. DIS gross profit decreased to $8.9 million for the nine months ended September 30, 2006, which represents a decrease of $2.1 million, or 19.2%. DIS gross profit as a percentage of revenue decreased to 23.5% for the nine months ended September 30, 2006 from 29.0% for the nine months ended September 30, 2005.

Product. Cost of goods sold was $11.5 million for the nine months ended September 30, 2006, representing a decrease of $0.2 million, or 2.1%, compared to the nine months ended September 30, 2005. Product gross profit as a percentage of revenue increased to 31.3% for the nine months ended September 30, 2006 from 7.3% for the nine months ended September 30, 2005. Product gross profit increased to $5.2 million for the nine months ended September 30, 2006, which represents an increase of $4.3 million, mainly as a result of the delivery of 17 more cameras in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 and improved margins on our camera service and maintenance contracts.

Operating Expenses

Research and Development. Research and development expenses increased to $3.2 million for the nine months ended September 30, 2006, which represents an increase of $0.5 million, or 17.4%, over the nine months ended September 30, 2005. This increase was primarily attributable to increased spending on new product development, including a mobile version of our Cardius-3 triple-head camera and our software development initiatives. Research and development related stock-based compensation costs, including those associated with SFAS 123(R), were $129,000 during the nine months ended September 30, 2006, which was $75,000 higher than the stock-based compensation costs recorded in the nine months ended September 30, 2005. Research and development expenses were 5.9% of total revenue for the nine months ended September 30, 2006 compared to 5.4% for the nine months ended September 30, 2005.

Sales and Marketing. Sales and marketing expenses increased to $6.8 million for the nine months ended September 30, 2006, representing an increase of $1.2 million, or 22.2%, over the nine months ended September 30, 2005, primarily as a result of an increase in marketing costs, including personnel, advertising, trade show costs, and travel. Sales and marketing related stock-based-compensation costs, including those associated with SFAS 123(R), were $237,000 during the nine months ended September 30, 2006, which was $198,000 higher than the stock-based compensation costs recorded in the nine months ended September 30, 2005. Sales and marketing expenses were 12.4% of total revenue for the nine months ended September 30, 2006 compared to 11.0% for the nine months ended September 30, 2005.

General and Administrative. General and administrative expenses increased to $11.7 million for the nine months ended September 30, 2006, representing an increase of $0.4 million, or 3.9%, over the nine months ended September 30, 2005. The increase in stock-based compensation costs was the primary contributor to this increase. Stock-based compensation costs, including those associated with SFAS 123(R), were $832,000 during the nine months ended September 30, 2006, which was $643,000 higher than the stock-based compensation costs recorded in the nine months ended September 30, 2005. General and administrative expenses were 21.4% of total revenue for the nine months ended September 30, 2006 compared to 22.2% for the nine months ended September 30, 2005.

Stock-Based Compensation Charges. In connection with the grant of stock options to employees, we recorded stock-based compensation of $1.4 million and $411,000 for the nine months ended September 30, 2006 and 2005, respectively.

Other Income (Expense)

Other income (expense) consists primarily of interest income, net of interest and other expenses. The increase in the nine months ended September 30, 2006 from the nine months ended September 30, 2005 reflects an increase in market yields on our cash and investment balances and a $120,000 reduction of interest expense as a result of the reduction of amounts outstanding on capital leases.

Net Loss

Our net loss was $6.1 million for the nine months ended September 30, 2006 compared to $6.8 million for the nine months ended September 30, 2005, primarily as a result of the factors described above.

Liquidity and Capital Resources

We require capital principally for debt service, capital expenditures and working capital to finance accounts receivable and inventory. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of deliveries and the payment cycles of our customers. Our capital expenditures consist primarily of DIS cameras and vans, computer hardware and software. As of September 30, 2006, we had cash, cash equivalents and investments totaling $44.1 million. We currently invest our cash reserves in money market funds, high-grade auction rate securities and U.S. government or corporate debt securities. Based upon our current level of expenditures, we believe our current working capital, together with cash flows from operating activities will be adequate to meet our anticipated cash requirements for working capital, debt service and capital expenditures for at least the next 12 months.

Net cash used in operations totaled $1.4 million for the nine months ended September 30, 2006. We incurred a net loss for the nine months ended September 30, 2006 of $6.1million; however $5.3 million of this amount represents non-cash charges including depreciation and stock-based compensation. Net cash used by investing activities amounted to $9.9 million for the nine months ended September 30, 2006, and includes $3.2 million of capital expenditures primarily associated with our DIS operations, and $6.6 million of net purchases of our securities available-for-sale. Net cash used by financing activities amounted to approximately $0.6 million for the nine months ended September 30, 2006, and represents the repayment of capital lease obligations, net of proceeds of $40,000 arising from the exercise of stock options.

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

The adoption of SFAS 123(R) in 2006 resulted in the recognition of additional stock-based compensation expense of $256,000 and $1.1 million for the three and nine months ended September 30, 2006, respectively. Of this $256,000 for the three months ended September 30, 2006, $30,000 is included in cost of sales, $27,000 is included in research and development expenses, $85,000 is included in selling and marketing expenses and $114,000 is included in general and administrative expenses. Of this $1.1 million for the nine months ended September 30, 2006, $122,000 is included in cost of sales, $86,000 is included in research and development expenses, $218,000 is included in selling and marketing expenses and $679,000 is included in general and administrative expenses.

Under SFAS 123(R), we calculated the fair value of stock option grants using the Black-Scholes-Merton option-pricing model. The weighted-average assumptions used in the Black-Scholes-Merton model for the nine months ended September 30, 2006 were 6.0 years for the expected term, 52.32% for the expected volatility, 4.81% for the risk free rate and 0% for dividend yield for 2006. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

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

Total unrecognized share-based compensation costs related to nonvested stock and option awards at September 30, 2006 is $2.3 million, of which $1.9 million arose from the adoption of SFAS No. 123(R). The remaining $0.4 million relates to stock and option awards granted prior to the adoption of SFAS No. 123(R). The unrecognized cost is expected to be recognized over a weighted average period of approximately 1.8 years.

Corporate Information

As of September 30, 2006, we hold trademark registrations in the United States for the following marks: 2020tc Imager®, CardiusSST®, Digirad®, Digirad Logo®, Digirad Imaging Solutions®, FlexImaging®, Cardius®, SPECTour®, DigiServ®, DigiTech®, SPECTpak Plus® and Solidium®. We have trademark applications pending in the United States for the following marks: SeeQuanta™, AcqSmart™, Stasys™, Cardius X-Act™, and TruAcq CountBased Imaging™. We have obtained and sought trademark protection for some of these listed marks in the European Community and Japan.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures and internal controls that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures and internal controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures and internal controls.

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

In February, 2006, nine former and present employees filed a complaint against us in the United States District Court, Northern California, Oakland Division, alleging failure to pay penalties for missed meal and rest periods, wrongful termination and other tort claims. Eight other individuals joined the action. We have settled this action, and it was dismissed with prejudice on October 10, 2006. On March 30, 2006, three other employees filed a complaint in the same court, making similar allegations, and two other individuals have since joined that action. We have settled this matter and await its dismissal with prejudice.

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

We are aware of certain major medical device companies that are developing solid-state cameras that may compete with our product offerings. In addition, we are aware of a privately-held company, Gamma Medica, that is currently marketing a solid-state gamma camera for breast imaging. We do not believe that this camera can be used in a cardiac application. However, we cannot assure you that Gamma Medica will not attempt to modify its existing camera for use in the cardiac segment in the future, or develop another gamma camera for cardiac applications. We are also aware of a second company, Spectrum Dynamics, that has demonstrated a proof-of-concept solid-state gamma camera that we believe it may market in the cardiac segment, and a third company, Spectrica, that has developed a mobile cardiac camera based on vacuum tube technology. Because of the size of the potential market, we anticipate that companies will dedicate significant resources to developing competing products and services. Current or future competitors may develop technologies and products, including hybrid technologies, that demonstrate better image quality, ease of use or mobility than our imaging systems. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate reimbursement and are less expensive and/or perform better than alternatives available for the same purpose. If we are unable to compete effectively against our existing and future competitors, our sales will decline and our business will be harmed.

The competitive nature of the nuclear imaging industry has had an impact on the volume of sales and pricing of our gamma cameras. We anticipate that pricing pressures will continue to affect our gamma camera product revenue and gross profit.

In providing DIS lease services, we generally compete against small businesses employing traditional vacuum tube cameras that must be transported in large vehicles and cannot be moved in and out of physician offices. We also compete against a number of physicians and companies that use Digirad cameras in relatively small local or regional mobile imaging businesses which have the advantage of a lower cost structure. In addition, we compete against imaging centers that install nuclear gamma cameras and make them available to referring physicians in their geographic vicinity.

If the market for nuclear imaging cameras continues to decrease, or if we are not successful in expanding our market share or product and service offerings, our revenues will decline and our business will be harmed.

The National Electrical Manufacturers Association, or NEMA, estimates that sales of nuclear imaging equipment, excluding maintenance revenue, declined approximately 6% in 2005 to $349 million, and projects 32% declines through 2006 and declines of approximately 5% in 2007. We believe this decline may be attributable to concerns about reimbursement changes, and the increasing adoption of alternative imaging modalities, such as magnetic resonance imaging, computerized tomography, positron emission tomography, and hybrids among these modalities. In addition, the market for single-headed cameras, our predominant camera sales market until recently, has significantly declined, and we cannot assure you that we will be able to compensate for this decline by the introduction of our triple-headed camera or other alternative or more competitive products. If this decline continues and we are unable to offset its effects on our business by expanding our market share or successfully introducing alternative products and services, our sales will decline and our business will be significantly harmed.

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

Proposed changes to the Medicare reimbursement system for calendar year 2006 that would have decreased overall reimbursements for physician services, including procedures performed by our physician clients, were not implemented, and reimbursement levels remained the same as those for 2005. However, under the Deficit Reduction Act of 2005 (DRA), enacted in February 2006,, the “technical component” of Medicare reimbursement for nuclear imaging services performed in physicians’ offices would be capped at the lesser amount of either the reimbursement hospitals receive for performing that same service under the Hospital Outpatient Prospective Payment System or the physician reimbursement for the service under the Medicare Part B Physician Fee Schedule rates. On August 22, 2006, the Centers for Medicare and Medicaid Services proposed a regulation to implement this DR provision. Implementation of the DRA, together with other reimbursement restrictions currently proposed, could result in an approximately 14% reimbursement reduction for one of the procedures performed by our physician clients. A bill has been introduced in Congress calling for a two-year delay in implementing some of the proposed reductions. We cannot predict whether and to what extent implementation of the DRA will be delayed or whether and how the specific reimbursement rates applicable to procedures performed by our physician clients will be affected. However, because we charge customers based on a flat lease rate, future Medicare reimbursement reductions could negatively affect our business. If reimbursement reductions are implemented, sales of our gamma cameras and our services could suffer and we may receive pressure from our customers to terminate or otherwise materially modify the lease arrangements for our DIS services. Third-party payors continue to act to contain or reduce healthcare costs through various means, including the movement to managed care systems where healthcare providers contract to provide comprehensive healthcare for a fixed fee per patient. A number of third party payors in geographic locations currently served by us issued guidelines prohibiting our physician customers from obtaining reimbursement for procedures they perform unless they own or lease our cameras on a full time basis. These and other payors are also requiring physicians to be accredited by either the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories (ICANL) or by the

American College of Radiology, and to meet certain other privileging standards, in order to obtain reimbursement for nuclear imaging procedures. Some of these privileging standards also exclude physicians who are not radiologists or cardiologists from obtaining reimbursements for nuclear imaging procedures. We cannot assure you that these guidelines will be changed, or that they will not be adopted by other third party payors, including Medicaid and Medicare. These continued efforts to restrict reimbursement have resulted in several instances where third-party payors have refused to reimburse patients or healthcare providers for our imaging services. Further, in October 2005, the American College of Cardiology Foundation and the American Society of Nuclear Cardiology issued new appropriateness criteria for cardiac imaging that we believe may result in a decrease of the overall number of nuclear imaging procedures being performed. Any such decrease could negatively affect our DIS business and product sales.

Failure to attract qualified managers, engineers and imaging technologists, or high employee attrition rates, could limit our growth and adversely affect our business.

Our success is dependent on the efforts of our key executives and technical, sales and managerial personnel and our ability to retain them. Losing any one or more of these individuals could place a significant strain on our remaining management team and we may have difficulty replacing any of these individuals. Furthermore, our future growth and ability to generate profits will depend in part upon our ability to identify, hire and retain nuclear imaging technologists, certified cardiographic technicians, nurses, radiation safety officers, engineers, management, sales personnel and other highly skilled personnel.

Hiring qualified management and technical personnel will be difficult due to the limited number of qualified candidates. Competition for these types of employees, particularly nuclear imaging technologists and engineers, is intense in the medical imaging field. Failure to attract, hire and retain key personnel could have an adverse effect on our business, financial condition and results of operations. In addition, in the first nine months of 2006, we experienced a 35.5% rate of employee turnover for the combined service and product segments. If we are unable to improve upon this metric, our business and financial condition will continue to be adversely affected.

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

The success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to:

•	properly identify and anticipate physician and patient needs;

•	develop new products or enhancements in a timely manner;

•	obtain the necessary regulatory approvals or clearances for new products or product enhancements in a timely manner;

•	provide adequate training to users of our products;

•	price our products competitively;

•	obtain required licensure;

•	continue to offer cost-competitive products and services despite increasing reimbursement restrictions and pricing pressures;

•	comply with changing or new regulatory requirements; and

•	develop an effective marketing, sales and distribution network.

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

Our current product and service offerings consist primarily of our line of gamma cameras, including our Cardius-1, Cardius-2, Cardius-3, Cardius 3 XPO, 2020tc Imager and SPECTpak PLUS camera systems, each of which is designed for use in the nuclear imaging market segment and all of which utilize the same solid-state technology. In addition, we offer a mobile imaging leasing service through DIS, which includes one of our imaging systems, certified personnel, required licensure and other support for nuclear imaging procedures. As such, our line of products and services is not as diversified as those of some of our competitors. If the sales of our products or leasing services decline, our business would be seriously harmed, and it would likely be difficult for us to recover because we do not have the breadth of products or services that would enable us to sustain our business while seeking to develop new types of products or services or other markets for our existing products and services. In addition, because our technical know-how and intellectual property have limited applications, we may be unable to leverage these assets to diversify our products and services or to develop other products or sources of revenue outside of the nuclear imaging market.

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

There are numerous risks associated with any leasing arrangement, including the possibility that physicians may fail to make the required payments under the terms and provisions of their lease commitments. Our DIS business is also affected by the ability of physicians to pay us, which in turn may be affected by general economic and business conditions and the availability of reimbursement for the physicians. In addition, typically, a number of our DIS customers decide to purchase their own cameras, made by us or by one of our competitors, rather than continue to use our DIS leasing service. If purchases by DIS customers of cameras made by our competitors were to increase, our business and financial condition could be adversely affected.

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

If our past or present operations are found to be in violation of any of the laws, regulations, rules or policies described above or the other laws or regulations to which we or our customers are subject, or if the interpretation of the foregoing changes, we may be subject to civil and criminal penalties, damages, fines, exclusion from federal or state health care programs, or the curtailment or restructuring of our operations. Similarly, if our customers are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. If we are excluded from federal or state health care programs, our customers who participate in those programs would not be permitted to do business with us. In addition, if we are required to obtain permits or licensure under these laws that we do not already possess, we may become subject to substantial additional regulation or incur significant expense. Any penalties, damages, fines, curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations, and additional legal or regulatory change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products.

Federal and state lawmakers regularly propose and, at times, enact new legislation establishing significant changes in the healthcare system. For example, changes in the Medicare Modernization Act and other legislation recently reduced payment amounts for some of the drugs used in conjunction with our imaging procedures. Downward changes to Medicare reimbursement rates for items such as these drugs or the procedures our physician clients perform may adversely affect reimbursement to customers or potential customers that use or could use our cameras and services, and may therefore affect

us. Moreover, under the DRA enacted in February 2006 and to become effective in January 2007, the “technical component” of Medicare reimbursement for nuclear imaging services performed in physicians’ offices would be capped at the lesser amount of either the Hospital Outpatient Prospective Payment System rates or the Medicare Part B Physician Fee Schedule rates. Implementation of the DRA, together with other reimbursement restrictions currently proposed, could result in an approximately 14% reimbursement reduction for one of the procedures performed by our physician clients. However, in June 2006 Congress introduced a bill calling for a two-year delay in implementing some of the proposed reductions. We cannot predict whether and to what extent implementation of these reductions will be delayed or whether and how the specific reimbursement rates applicable to procedures performed by our physician clients will be affected. If these reimbursement limitations increase, sales of our gamma cameras would suffer and we may receive pressure from our customers to terminate or otherwise modify the lease arrangements for our DIS services. Under such circumstances, our business, financial condition and results of operations could be materially adversely affected. Effective January 1, 2007, nuclear medicine will be listed in the federal anti-self-referral laws known as the Stark Law among the “designated health services” that a physician may not refer to an entity with which the physician or an immediate family member has a financial relationship, unless an exception applies. These changes will make the Stark Law applicable to DIS’ annual lease contracts. DIS’ physician customers may be able to meet the “in-office ancillary services” exception to the Stark Law if they personally supervise the individuals performing the nuclear imaging services and bill for them, and if the services are performed in the same building in which the physicians regularly practice medicine. If DIS’ customers are unable or unwilling to comply with the Stark Law, utilization rates of our services and products will decline and our business will be harmed. The potential for adoption of healthcare reform proposals on a state-by-state basis could require us to develop state-specific marketing and sales approaches and adversely affect the results of operations.

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

In addition, our DIS lease services business involves administering and furnishing radiopharmaceuticals and, until recently, pharmacological stress agents, which are regulated as drugs by state and federal agencies, including the FDA and state pharmacy boards. If a state regulatory authority were to determine that we have operated our business without required permits or licensure, we could be subject to civil, criminal and/or administrative penalties, including the curtailing or halting of our business. In addition, an inability to obtain required licenses or permits in any of the states in which we currently conduct business, or in states where we plan to expand, would require us to modify the types of business models we can utilize in the affected jurisdictions. In either case, we would incur substantial expense and could encounter substantial operational burdens.

In the healthcare industry, various types of organizations are accredited to facilitate meeting certain Medicare certification requirements, expedite third-party payment and fulfill state licensure requirements. Some managed care providers prefer to contract with such accredited organizations. A number of third party payors in geographies in which we do business require physicians to obtain certain accreditations or certifications to obtain reimbursement for imaging procedures, and to meet specified privileging standards. In our DIS business, although the majority of our customers continue to be cardiologists, an increasing number of new customers are non-cardiologists who would not currently meet the certifications required by payors in certain geographic areas. We have obtained accreditation from the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories for 21 of our hub locations. We cannot assure you that we will be successful in obtaining additional certifications, or that obtaining them will satisfy the requirements of these payors. If it becomes necessary for us or our customers to obtain any additional accreditations or certifications in the future in order to satisfy the requirements of third-party payors or regulatory agencies, there can be no assurances that we or they will be able to obtain or continuously maintain this accreditation, and our business could be adversely affected.

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

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. In the U.S., the FDA regulates virtually all aspects of a medical device’s testing, manufacture, safety, labeling, storage, recordkeeping, reporting, promotion and distribution. Our failure to comply with those regulations could lead to the imposition of administrative or judicial sanctions, including Warning Letters, injunctions, suspensions or the loss of regulatory clearances or approvals, product recalls, termination of distribution, product seizures, or injunctions. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities are possible. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, unless exempt, the FDA permits commercial distribution of a new medical device only after the device has received 510(k) clearance or is the subject of an approved PMA. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to a legally marketed predicate device. The PMA approval process is more costly, lengthy and uncertain than the 510(k) clearance process, and must be supported by extensive data, including data from preclinical studies and human clinical trials. We cannot assure you that we will receive marketing clearance or PMA approval for any of our new products or product enhancements. Because we cannot assure you that any new products we develop, or any product enhancements, will be subject to the generally shorter 510(k) clearance process, significant delays in the introduction of any new products or product enhancements may occur. While we have not been required to obtain PMA approval for any of our products, there is no assurance that the FDA will not require a new product or product enhancement to go through the more lengthy, burdensome, and expensive PMA approval process. Further, pursuant to FDA regulations, we can only market our products for cleared or approved uses.

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

Our revenue and results of operations at any given time will be primarily based on the following factors, many of which we cannot control:

•	physician, healthcare provider and patient acceptance of our products and services;

•	demand for and pricing of our products and services;

•	levels of third-party payor reimbursement for our products and services;

•	accreditation and credentialing requirements imposed by third-party payors on physicians and providers of mobile imaging services;

•	reimbursement prohibitions imposed by third party payors on providers of mobile imaging services;

•	success and timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•	camera purchases by DIS customers;

•	our ability to establish and maintain a productive manufacturing, marketing, sales and distribution force;

•	the ability of our suppliers timely to provide us with an adequate supply of necessary components;

•	timing and magnitude of our expenditures;

•	our ability to reduce our expenses quickly enough to respond to any declines in revenue;

•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;

•	the effect of competing technological and market developments;

•	our addition or termination of research programs or funding support; and

•	interruption in the manufacturing or distribution of our products and services.

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

Our common stock is thinly traded and an active trading market may not be sustained.

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

As of September 30, 2006, we had used approximately $15.1 million of the net proceeds from our initial public offering to repay our lines of credit, capital leases and notes payable, none of which was paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. In addition, we had used $14.1 million to fund operations and capital equipment purchases. We invested the remainder of the proceeds in investment-grade, interest bearing instruments, pending their use to fund working capital and capital expenditures.

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

DIGIRAD CORPORATION

Date: October 31, 2006	By:	/s/ MARK L. CASNER
Mark L. Casner President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2006	By:	/s/ TODD P. CLYDE
Todd P. Clyde Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Restated Bylaws

4.1(3)	Form of Specimen Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended

10.1(1)	Digirad Corporation 2004 Stock Incentive Plan as Amended and Restated April 27, 2006

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2006.

(2)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2004.

(3)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter.

(4)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2004.