Form 10-K
period 2006-12-31
DIGIRAD CORP
filed 2007-02-20
CIK 707388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing stock price of the Common Stock reported on the NASDAQ National Market on June 30, 2006 was approximately $71.5 million. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 6, 2007 was 18,816,594.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end December 31, 2006 are incorporated by reference into Part III of this report.

DIGIRAD CORPORATION

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2006

PART I

Forward-Looking Statements

This report contains various forward-looking statements regarding our business, financial condition, results of operations and future plans and projects. Forward-looking statements discuss matters that are not historical facts and can be identified by the use of words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would” or similar expressions. In this report, for example, we make forward-looking statements regarding, among other things, our expectations about the rate of revenue growth in specific business segments and the reasons for that growth and our profitability, uncertainties relating to our ability to compete, uncertainties relating to our ability to increase our market share, changes in coverage and reimbursement policies of third-party payors and the effect on our ability to sell our products and services, and our ability to timely develop new products or services that will be accepted by the market.

Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Corporate Information

Digirad Corporation was incorporated in Delaware in 1997. Unless the context requires otherwise, in this report the terms “we,” “us” and “our” refer to Digirad Corporation® and our wholly-owned subsidiaries, Digirad Imaging Solutions®, Inc. and Digirad Imaging Systems, Inc. and their predecessors.

Item 1.	Business

Overview

We are a leading provider of cardiovascular imaging services and solid-state nuclear medicine imaging products to physician offices, hospitals and imaging centers. We designed and commercialized the first solid-state nuclear gamma camera for the detection of cardiovascular disease and other medical conditions. Our imaging systems are mobile as well as fixed and provide enhanced operability, improved patient comfort and, in the case of our triple-headed Cardius®-3 XPO system, shorter image acquisition time, when compared to traditional vacuum tube cameras. The cameras and accompanying equipment fit easily into floor spaces as small as seven feet by eight feet and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting or within multiple departments of a hospital.

In addition to selling our imaging systems, we lease them through a comprehensive mobile imaging services program called FlexImaging® through our wholly-owned subsidiary, Digirad Imaging Solutions, Inc, or DIS. This mobile imaging service is an alternative to purchasing a gamma camera for physicians who wish to perform nuclear imaging procedures in their offices by leasing the imaging system, certified personnel and other support required to perform nuclear imaging in the physician office. The flexibility of our products and our DIS leasing service allows physicians more control over the diagnosis and treatment of their patients in their offices and to retain revenue from procedures that would otherwise be referred elsewhere. Our new Cardius®XPO camera series allows physicians to choose among single, dual or triple-head cameras to accommodate their practices’ throughput needs, or to upgrade a single head camera to a dual or triple head configuration as their practice grows or changes. As of December 31, 2006, we have integrated 19 triple-head cameras, most of which are Cardius-3 XPO mobile cameras into our DIS camera fleet to upgrade its speed, reliability, image quality and flexibility. In 2006, DIS performed more than 100,000 imaging procedures.

In fiscal 2006, we had consolidated revenues of $71.9 million and a net loss of $6.3 million. We had consolidated revenues of $68.2 million and a net loss of $9.6 million in fiscal 2005, and consolidated revenues of $68.1 million and net income of $0.2 million in fiscal 2004. Revenue from DIS and from our camera sales constituted 69.0% and 31.0%, respectively, of our 2006 consolidated revenues, 73.6% and 26.4%, respectively, of our 2005 consolidated revenues and 65.3% and 34.7%, respectively, of our 2004 consolidated revenues. We believe DIS will continue to comprise the largest component of our consolidated revenue. As of December 31, 2006, our total assets were $69.3 million, comprised of $55.1 million in the product business and $14.2 million in DIS.

Our 2006 operating results improved over those of 2005 for a number of reasons. During the year, we implemented operational and process changes that led to cost savings and productivity efficiencies. For example, in the product business, we outsourced certain manufacturing processes and reduced our workforce, and in DIS, we closed unprofitable hubs, reduced the costs of supplies and restructured our operational and management personnel to allow for more efficient local supervision. DIS reaped efficiency and cost benefits from our ongoing camera fleet upgrade and the elimination of certain pharmaceutical supplies. In the product business, the introduction of our line of Cardius XPO cameras allowed us to increase the proportion of multi-head cameras sold. We launched major software improvements that led to faster image acquisitions and improved clinical utility, and we sold more of our 2020tc or general purpose nuclear cameras to hospitals. Our growing installed base of cameras and their enhanced reliability and serviceability resulted in increased revenue and improved margins from camera maintenance and service agreements. We sold cameras to a number of large teaching universities and thought leaders, and saw the publication of research papers recognizing the benefits of upright imaging performed with our cameras.

We continue to face challenges from an overall declining market for nuclear imaging equipment, which has decreased by approximately 13% from $372 million in 2004 to $326 million in 2005, and another 10% during 2006, according to the National Electrical Manufacturers Association, or NEMA, despite U.S. procedure volume in nuclear medicine (excluding PET studies) growth of 15% between 2002 and 2005, according to IMV Medical Information. In 2006, we also experienced turnover in our executive management and sales organization, and an overall employee turnover of 65% in DIS and 41% in the product business. In DIS, we experienced an increase in lost business during the latter half of 2006 that was more than offset by an increase in the start of new business. We experienced downward pressures on the average sales price for all of our cameras. While reimbursement declines do not impact us directly because we do not bill Medicare or any third party payors, the market experienced declining Medicare reimbursement and requirements by some private payors for specific accreditation or credentialing of our services or ownership or full-time leasing of our imaging products, trends which we believe will continue. Our competitors introduced new nuclear gamma camera products, and competing modalities such as CT angiography, positron emission tomography and hybrid technologies may be affecting our market.

Despite these challenges, we were able to increase revenues and capture a larger share of the declining cardiac-specific nuclear equipment market, and continue to believe that our imaging systems’ small size, mobility, and ability to accommodate physicians’ varying throughput needs constitute significant competitive advantages. We also believe that the faster image acquisition speed of our Cardius XPO triple head camera will lead to shortened work days for our DIS employees with a corresponding decrease in employee turnover and improved customer satisfaction. In 2006, we strengthened our management team, re-aligned our sales organization and commenced various programs to reduce employee turnover. In addition, we continued the process of obtaining accreditation of our hubs by the Inter Societal Commission for the Accreditation of Nuclear Medicine, or ICANL, ending the year with 26 accredited hub locations. Before the end of the year, we signed our first contracts for the leasing of ultrasound services, and thus began what we anticipate will be a broadening of our service offerings.

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

According to industry sources, despite the improved image quality and increasing utilization rates of competing modalities such as computed tomography, or CT, and magnetic resonance imaging, or MRI, and diagnostic procedures such as CT angiography, SPECT procedures performed with gamma cameras will continue to be used for a substantial number of cardiac specific nuclear imaging procedures. We believe continued utilization will be due to the lower purchase and maintenance costs, smaller physical footprint and easier service logistics of gamma cameras. In an emerging trend in cardiology, SPECT technologies are being integrated with other imaging modalities such as computed tomography, or CT, to form hybrid imaging modalities such as SPECT/CT. Hybrid imaging is believed to be advantageous because it combines the anatomical image benefits of CT with the functional information offered by SPECT into a single image, although hybrid systems remain substantially more expensive than gamma cameras.

Clinical Applications for Nuclear Imaging

Nuclear imaging is used primarily in cardiovascular, oncological and neurological applications. Nuclear imaging involves the introduction of very low-level radioactive material, called radiopharmaceuticals, into the patient’s body. The radiopharmaceuticals are specially formulated to concentrate temporarily in the specific part of the body to be studied. The radiation signal emitted by the materials are then converted into an image of the body part or organ. Nuclear imaging, in contrast to other diagnostic imaging modalities, shows not only the anatomy or structure of an organ or body part, but also its function—including blood flow, organ function, metabolic activity and biochemical activity. Cardiologists and an increasing number of internists and other physicians purchase our cameras or services for in-office cardiac imaging. While we have concentrated our efforts on the nuclear cardiology market, sales of our 2020tc camera into the hospital for other nuclear applications, such as oncology, neurology and bone scans, have recently increased.

Our Services—Digirad Imaging Solutions (DIS)

DIS offers a comprehensive mobile imaging leasing service, called FlexImaging®, comprised of an imaging system, a certified nuclear medicine technologist and a certified cardiographic technician or registered nurse, the supply of radiopharmaceuticals, and required licensure for the performance of nuclear imaging procedures under the supervision of physicians. Our service infrastructure includes radioactive materials licensing policies and procedures, quality assurance, a staff of radiation safety officers, coordinated billing services, and a compliance plan to help ensure adherence to applicable state and federal regulations. A separate leasing program called DigiTech™ Professional Services allows physicians who have purchased a Digirad camera to lease all of the components of our FlexImaging program with the exception of the camera. DIS’ customers are cardiologists, internists, a number of large, multi-practice groups and, on a more limited basis, hospitals and clinics. We provide our physicians with more control over their patients’ diagnosis and treatment as well as incremental revenue opportunities from services they would otherwise refer to a hospital or imaging center. Physicians can tailor their nuclear imaging expenses to their practice needs and patient volumes.

Our DIS operations use a “hub and spoke” model in which centrally located regional hubs anchor multiple van routes in the surrounding metropolitan areas. As of December 31, 2006, we had a total of 211 employees in our DIS business operating 38 hubs and sites and 83 cameras. At our DIS hubs, clinical personnel load the equipment, radiopharmaceuticals and other supplies onto specially equipped vans for transport to the physician’s office, where they set up the equipment for the day. After quality assurance testing, and under the physician’s supervision, a technologist will gather patient information, inject the patient with a radiopharmaceutical and then acquire the images for interpretation by the physician. The technologists furnish the physician with applicable paperwork and billing information for all patients and clean the utilized areas before departing.

We provide DIS leasing services under annual contracts for services delivered on a per-day basis. Under these agreements, physicians pay us a fixed amount for each day that they lease our equipment and personnel, and they commit to the scheduling of a minimum number of lease days during the lease term, which runs for at least one year. The same fixed payment amount is due for each day regardless of the number of patients seen or the reimbursement obtained by the physician.

Our Products

We sell a line of solid-state gamma cameras and accessories for general nuclear imaging and specific clinical-application imaging. In a typical nuclear cardiology procedure, the physician acquires two images from the patient, one while the patient’s heart rate is at rest and the other after the heart has been stressed. The procedure begins with the injection of a small amount of radiopharmaceutical. A patient imaged by our gamma camera sits in an imaging chair and places both arms on a shoulder-level armrest. Image acquisition begins with the patient slowly rotating in front of the camera’s detector head. The duration of the acquisition is a function of the patient’s body mass, whether the test is performed with the heart at rest or under stress, the amount of radiopharmaceutical injected and the number of camera detectors on the system.

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

The Cardius®3 XPO imager is a stationary, triple-head gamma camera with an upright imaging chair designed for dedicated nuclear cardiology applications and high-procedure volumes. The Cardius-3 XPO imager features three Solidium® solid-state detector heads that provide high count imaging statistics, enhanced image quality and higher patient throughput. Because its image acquisition speed is 38% faster than that of a competing dual head camera, the system is well suited for high volume practices, large hospitals and busy outpatient imaging centers. This product is the only dedicated cardiac triple-head camera currently on the market. The Cardius-3M XPO is a mobile version of this triple-headed camera which we are currently integrating into our DIS camera fleet.

The Cardius®2 XPO imager is a stationary, dual-head gamma camera with an upright imaging chair designed for dedicated nuclear cardiology applications. The Cardius-2 XPO features two Solidium detector heads with excellent image quality and workflow efficiency. The Cardius-2 XPO imager is well-suited for mid-sized cardiology practices and hospitals and can be upgraded to a triple-headed camera.

The Cardius®1 XPO imager is a single-head gamma camera and patient chair designed for dedicated cardiology applications and lower procedure volumes; it can be configured as either a mobile or a stationary system. The Cardius-1 XPO also features our Solidium detector and can be upgraded to a dual or triple head camera as the user’s imaging needs increase. We also sell a mobile version of the Cardius-1 XPO and use it in the DIS camera fleet.

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

The SPECTpak PLUS™ imager combines our 2020tc imager and SPECTour patient chair and provides both general purpose nuclear imaging and cardiology imaging, with the added flexibility of mobility. DIS has historically used the SPECTpak PLUS imager to provide mobile imaging services to its physician customers. We are in the midst of a three-year phase-out of the 2020tc from the DIS fleet in favor of our mobile Cardius-1 XPO or Cardius-3 XPO imagers or their predecessor versions, the Cardius-1-M and the Cardius-3-M.

Workstations, Connectivity and Accessories. We offer a line of high-performance workstations equipped with multiple software options for nuclear image interpretation. We also sell connectivity between imagers from the same or different manufacturers to physicians who wish to integrate studies from multiple imagers into one single workstation or archive. In addition, we offer a line of accessories, including hot lab equipment required for the use of radiopharmaceuticals, and various other supplies.

Competitive Strengths

We believe that our position as a market leader in the nuclear cardiac imaging market is a product of the following competitive strengths:

•

Leading Solid-State Technology. Our solid-state gamma cameras utilize proprietary photo-detector modules which enable us to build smaller and lighter cameras that withstand vibration associated with transportation. We have continued to introduce faster and more versatile products, selling them to our customers and leasing them through our DIS service business.

•

Mobile Applications through Reduced Size and Weight. Some of our cameras weigh less than 450 pounds and our imaging chairs weigh less than 350 pounds. The imager and chair of our largest, triple-head Cardius-3 XPO imager weigh a combined 775 pounds, and the accompanying acquisition and processing station weighs 350 pounds. Our dedicated cardiac imagers require a floor space of only seven feet by eight feet and generally can be employed without facility renovations. Our mobile cameras are ideal for physicians who wish to move them within a hospital or imaging facility, and for use in our DIS service business.

•

Speed and Image Quality. We believe our Cardius-3 XPO camera has brought unparalleled image acquisition speed to the mobile environment. These high performance systems can acquire images 38% faster than a traditional dual head camera while maintaining the same image quality. Increased imaging speed optimizes workflow and resource utilization.

•

Enhanced Operability and Reliability. We believe our imaging systems provide improved workflow, better power efficiency and increased reliability when compared to vacuum tube cameras. The modular design of our cameras also facilitates repairs and upgrades in the field, which are often accomplished by delivering replacement components overnight.

•

Improved Patient Comfort and Utilization. We believe the upright and open architecture of our patient chair can reduce patient claustrophobia and increase patient comfort when compared to traditional vacuum tube-based imaging systems, the majority of which require the patient to lie flat and have detector heads rotate around the patient. Upright imaging positioning also reduces false indications that can result from organs pushing up against the heart while patients lie on their backs. Our Cardius XPO camera series can image patients weighing up to 500 pounds.

•

Unique Dual Sales and Service Offering. We sell imaging systems to physicians who wish to perform nuclear imaging in their facilities and manage the related service logistics. Through DIS, we also lease our systems and certified personnel to physicians on an annual basis in flexible increments ranging from one day per month to several days per week without requiring them to make a capital investment, hire personnel, obtain licensure and manage other logistics associated with operating a nuclear imaging site.

•

Intellectual Property Portfolio. We have developed an intellectual property portfolio that includes product, component and process patents covering various aspects of our imaging systems. As of December 31, 2006, we owned 23 patents issued in the United States and 8 patents issued internationally. In addition to our patent portfolio, we have developed proprietary manufacturing and business know-how and trade secrets that we believe provide us with a competitive advantage.

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

•

Drive Margin Improvements and Growth in the Product and the DIS Businesses. We plan to enhance our margins in both the product and the services segments by improving our operating efficiencies, reducing manufacturing costs, reducing employee turnover, increasing the efficiency of our route operations and increasing product reliability.

•

Increase Market Share in Camera Sales. Although the overall market for sales of cardiac-specific gamma cameras has declined, we believe that we can grow our share of this market by capitalizing on the continued trends of nuclear cardiac procedures shifting from the hospital to the physician office and from the cardiologist exclusively to internists and other physicians. We intend to expand our efforts in selling our general purpose nuclear camera in the hospital setting.

•

Diversify DIS Services by Offering Other Imaging Modalities. In 2006, DIS signed its first contracts for the delivery of ultrasound imaging, and we intend to continue to expand DIS echocardiography and vascular ultrasound services and seek to add other imaging applications, modalities and solutions to physicians.

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

Sales and Marketing

In 2006, our sales and marketing organization was responsible for the marketing and sales functions of both our product and our services segments. During the year, we consolidated four national sales regions into three, and our Senior Vice President of Sales and Marketing led three Regional Vice Presidents and approximately thirty sales personnel, most of who sold both our products and our leasing services. By the end of the year, we reorganized the sales organization into two separate groups, one of which is now solely responsible for selling DIS services under the direction of the DIS President. We intend to hire additional sales personnel as we expand our business, and we will continue to employ sales specialists to assist with in-office or on-site camera demonstrations.

We also sell our imaging systems in Louisiana through a distributor, and we have a distributor in Russia whose distribution arrangement is exclusive. Although the revenues generated through these two distributors in 2006 were minor, we intend to establish additional distributor relationships in 2007. We select our distributors based on their expertise in imaging systems and sales coverage, and we provide the distributors with the right to sell our products within their sales territory. In 2006, we also established a sales and marketing arrangement with a nuclear and ultrasound service provider in Georgia to deliver DIS services in Atlanta and the surrounding region.

Maintenance and Product Service

We ended 2006 with an installed base of 83 cameras. This increased base and the implementation of programs to reduce our costs, improve the reliability of our cameras and increase the efficiency of our repair and service functions resulted in increased revenues and better margins from our product maintenance and service contracts. We often service our domestic customer’s remotely through high-speed Internet access and dial-up connections that facilitate system diagnosis without the need for field service or repair. When repair is required, our modular part replacement capability allows our field service engineers to perform field repairs that minimize customer downtime. We also employ applications specialists to train our customers or provide technical support on the use of our products.

Manufacturing

We have been manufacturing our cameras since March 2000. The key components of our cameras’ mechanical and electrical systems are designed or configured by us. Our manufacturing strategy combines our internal design expertise and proprietary process technology with strategic outsourcing. In 2006, we achieved cost efficiencies by outsourcing additional manufacturing processes to companies that meet the standards of the FDA and the International Organization for Standardization, or ISO. We expect to continue outsourcing additional components and processes to gain efficiencies and costs savings. We perform subassembly and final system performance tests, packaging and labeling at our facility. We provide connectivity solutions which include consulting, configured computers and outsourced electronic image management systems. We also sell accessories which are outsourced and include printers, equipment for handling and measuring radioactive materials and software for the camera.

Suppliers of critical materials, components and subassemblies undergo ongoing quality certification by us. Most components used in the product are available from multiple sources; however, we do not currently maintain alternative manufacturing sources for the imaging processing software and for a number of other materials or components. We are currently qualifying or seeking secondary sources. We use enterprise resource planning and collaborative software to increase efficiency and security in handling of material and inventory, centralizing our purchasing procedures, monitoring our inventory supplies and streamlining our billing methods.

We and our third-party manufacturers are subject to the FDA’s Quality System Regulation, state regulations such as the regulations promulgated by the California Department of Health Services, and regulations promulgated by the European Union. We are currently certified under the ISO 13485:2003 quality standard.

Research and Development

As of December 31, 2006, our research and development staff consisted of 17 employees. We have a long and extensive commitment to research and development, including an established history in developing innovative solid-state gamma cameras. Some of the critical research and development milestones we have achieved include our launch of the first solid-state gamma camera for medical use in 2000; the release of the first dual-head, solid state camera in 2002; the launch of our third-generation Solidium detector, which improved the reliability and sensitivity of our gamma cameras, in 2003; the release of the first dedicated triple-head cardiac camera, the Cardius-3, in 2004; and the release of our advanced Cardius XPO series of cameras, including our mobile triple-headed Cardius-3M XPO, in 2006.

We have an established core competency in the development of silicon photodiodes and related scintillator assemblies and signaling processing electronics, which are the core of our gamma cameras. In addition, we are building a world class image reconstruction team.

Our research and development efforts are primarily focused in the near term on developing further enhancements to our existing products as well as developing our next-generation products. Our objective is to increase the image quality, sensitivity and reliability of our imaging systems and their clinical and economic benefit to our physician customers and their patients. Our research and development expense was $3.9 million, $3.7 million and $3.1 million in 2006, 2005 and 2004, respectively.

Competition

The medical device industry, including the market for nuclear imaging systems and services, is highly competitive, subject to rapid change and affected by new product and service introductions and market activities of other industry participants. In selling and leasing our imaging systems, we compete against several large medical device manufacturers, including Philips Medical Systems, General Electric Healthcare, Siemens Medical Systems and Toshiba Medical Systems, most of whom offer a full line of imaging cameras for each diagnostic imaging technology, including x-ray, MRI, CT, ultrasound and nuclear medicine, or SPECT/CT and PET/CT hybrid imaging. The existing nuclear imaging systems sold by these competitors have been in use for a longer period of time than our products and are more widely recognized and used by physicians and hospitals for nuclear imaging. Many of our competitors and potential competitors enjoy significant competitive advantages over us, including:

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

We are aware of certain major medical device companies that are developing solid-state gamma cameras that may compete with our product offerings. In addition, we are aware of a privately-held company, Gamma Medica, that is currently marketing a solid-state gamma camera for pre-clinical animal imaging and breast imaging. While we do not believe this camera is currently aligned to be used in a cardiac application, we cannot assure you that Gamma Medica will not attempt to modify its existing camera for use in the cardiac segment in the future, or develop another gamma camera for cardiac applications. We are also aware of a second company, Spectrum Dynamics, that has demonstrated a proof-of-concept solid-state gamma camera that we believe it may market in the cardiac segment, and a third company, Spectrica, that has developed a mobile cardiac camera based on vacuum tube technology.

In providing DIS lease services, we compete against businesses employing traditional vacuum tube cameras that must be transported in large vehicles and cannot be moved in and out of physician offices. We also compete against a number of physicians and local, regional and national companies that use Digirad cameras or place low-cost refurbished cameras into physician offices and then provide the staffing, supplies and other support as an alternative to a DIS lease. In addition, we compete against imaging centers that install nuclear gamma cameras and make them available to referring physicians in their geographic vicinity.

We believe that the principal competitive factors in our market include:

•	improved outcomes for nuclear imaging procedures;

•	acceptance by physicians;

•	ease of use, reliability and mobility;

•	product price;

•	qualification for reimbursement;

•	technical leadership and superiority;

•	effective marketing and distribution; and

•	speed to market.

Intellectual Property

We rely on a combination of patent, trademark, copyright, trade secret and other intellectual property laws, nondisclosure agreements and other measures to protect our intellectual property. We require our employees, consultants and advisors to execute confidentiality agreements and to agree to disclose and assign to us all inventions conceived during the work day, using our property, or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.

Patents

We have developed a patent portfolio that covers our overall products, components and processes. As of December 31, 2006, we had 23 issued U.S. patents, 8 foreign patents and 35 pending patent applications, including 17 U.S. applications, 4 international Patent Cooperation Treaty, or PCT, applications and 14 foreign applications seeking protection for selected patents in Japan, Canada and Russia. The issued and pending patents cover, among other things, aspects of solid-state radiation detectors including our photodiodes, signal processing, and system configuration. Our issued patents expire between December 23, 2014 and April 20, 2021. We have multiple patents covering unique aspects and improvements for many of our products. We have entered into a royalty-bearing license for one U.S. patent with a third party for exclusive use in nuclear imaging (subject to certain reservation of rights by the U.S. Government). In addition to our solid-state detector and photodiode technology patents, we hold specific patents for an alternative solid-state method using Cadmium Zinc Telluride that we previously pursued for use in gamma cameras. While each of our patents applies to nuclear medicine, many also apply to the construction of area detectors for other types of medical imagers and imaging methods.

Trademarks

As of December 31, 2006, we hold trademark registrations in the United States for the following marks: 2020tc Imager®, CardiusSST®, Digirad®, Digirad Logo®, Digirad Imaging Solutions®, FlexImaging® Cardius®, SPECTour®, and Solidium®. We have trademark applications pending in the United States for the following marks: DigiServ™, DigiTech™, Solidium™, SeeQuanta™, AcqSmart™, SPECTpak Plus™, Stasys™, Cardius X-Act™, and TruAcq CountBased Imaging™. We have obtained and sought trademark protection for some of these listed marks in the European Community and Japan.

Government Regulation

We must comply with a mosaic of federal and state laws and regulations. Violations of such laws and regulations can be punishable by criminal, civil and/or administrative sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, such as Medicare and Medicaid. Federal and state governmental agencies are continuing heightened enforcement efforts in the healthcare industry, and whistleblower cases are becoming more common. Accordingly, we maintain a compliance program and hotline that permits our personnel to report violations anonymously. Our compliance committee, consisting of senior management and legal counsel, meets regularly to provide oversight of our compliance initiatives. We also conduct periodic audits to help ensure compliance with applicable laws.

The following is a summary of some of the laws and regulations governing our business:

(1) Anti-Kickback Laws. The Medicare/Medicaid Anti-Kickback Statute prohibits us from knowingly and willingly offering, paying, soliciting or receiving any form of remuneration in return for the referral of items or services, or to purchase, lease, order or arrange for or recommend purchasing, leasing or ordering any good, facility service or item, for which payment may be made under a federal healthcare program. Violation of the federal anti-kickback law is a felony, punishable by criminal fines and imprisonment for up to five years or both, and can result in civil penalties and exclusion from participation in federal healthcare programs such as Medicare and Medicaid. Many states have adopted similar statutes prohibiting payments intended to induce referrals of products or services paid by Medicaid or other nongovernmental third party payors.

2) Physician Self-Referral Laws. Federal regulations commonly referred to as the “Stark Laws” prohibit physician referrals of Medicare or Medicaid patients to an entity for certain designated health services if the physician or an immediate family member has an indirect or direct financial relationship with the entity, and no exception applies. We believe that our physician customers generally should be eligible to qualify for the “in-office ancillary services” exception to the Stark Laws, provided they meet the definition of a “group practice” under the Stark law, personally supervise individuals performing the nuclear imaging services and bill for them, and the services are performed in the same building in which the physicians regularly practice medicine. Violations of the Stark Laws may lead to the imposition of penalties and fines, the exclusion from participation in federal healthcare programs, and liability under the federal False Claims Act and its whistleblower provisions. Many states have adopted similar statutes prohibiting self-referral arrangements covering all patients that are not limited to Medicare and Medicaid patients.

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

(5) Federal False Claims Act. The federal False Claims Act imposes civil and criminal liability on individuals or entities for the submission of false or fraudulent claims for payment to the government. Violations of the federal False Claims Act may result in civil penalties and exclusion from participation in federal healthcare programs. The federal False Claims Act also allows a private individual to bring a qui tam suit on behalf of the government against an individual or entity for violations of the False Claims Act. In a qui tam suit, a private plaintiff initiates a lawsuit for money of which the government was defrauded. If successful, the private plaintiff is entitled to receive up to 30% of the recovered amount plus reasonable expenses and attorney’s fees. A number of states have enacted laws modeled after the False Claims Act.

(6) HIPAA. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) prohibits schemes to defraud healthcare benefit programs and fraudulent conduct in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA also establishes standards governing electronic healthcare transactions and protecting the security and privacy of individually identifiable health information. Some states have also enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA.

(7) Medical Device Regulation. The FDA classifies medical devices such as our cameras into one of three classes, depending on the degree of risk associated with the device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risk are placed in either class I or II, which generally requires the manufacturer to submit to the FDA a pre-market notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Our cameras are Class II medical devices which have been cleared for marketing by the FDA. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use requires a new 510(k) clearance. The FDA requires each device manufacturer to determine itself whether a modification requires a new clearance or approval, but the FDA can disagree with a manufacturer’s determination. If so, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval is obtained. To date, we have not been required to, and have not, submitted a PMA with respect to any of our products. We are also subject to post-market regulatory requirements relating to our manufacturing process, sales and marketing activities, product performance and medical device reports related to deaths and serious injuries associated with our products.

Reimbursement

Our customers typically rely on the Medicare and Medicaid programs and private payors for reimbursement. As a result, demand for our products is dependent in part on the coverage and reimbursement policies of these payors. Third party coverage and reimbursement is subject to extensive federal, state, local and foreign regulation, and private payor rules and policies. In many instances, the applicable regulations, policies and rules have not been definitively interpreted by the regulatory authorities or the courts, and are open to a variety of interpretations and are subject to change without notice.

The scope of coverage and payment policies vary among third-party private payors. For example, some payors will not reimburse a provider unless the provider has a contract with the payor, and in many instances such payors will not enter into such contracts. Other payors prohibit reimbursement unless physicians own or lease our cameras on a full-time basis, or meet certain accreditation or privileging standards. Such payor requirements and limitations can significantly restrict the types of business models we can successfully utilize.

We believe we have structured our contracts in a manner that allows our customers to seek reimbursement from third party payors in compliance with law. Our physician customers typically bill globally for both the technical and professional components of the tests. Assuming they meet certain requirements, including but not limited to performing and documenting bona fide interpretations and providing the requisite supervision of the non-physician personnel performing the tests, they may bill and be paid by Medicare. However, if they fail to comply with the terms of their contracts with us or are deemed not to meet payor requirements, all or a portion of their requests for reimbursement could be denied. If the failure to comply is deemed to be “knowing” or “willful”, the government could seek to impose fines or penalties, and we may be required to restructure our agreements with them and/or respond to any resultant claims by such customers or the government. Our hospital customers typically seek reimbursement by Medicare for outpatient services under the Medicare Outpatient Prospective Payment System.

Employees

As of December 31, 2006, we had a total of 371 employees, of which 175 were employed in clinical and regulatory, 84 in operations, 61 in general and administrative 34 in sales and marketing and 17 in research and development. We had a total of 211 employees in our DIS subsidiary. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

Risks Related to Our Business and Industry

Our industry is highly competitive, and we compete against large, well-established competitors that have significantly greater financial resources than we have.

The nuclear imaging industry is highly competitive, subject to rapid change and significantly affected by new product introductions and market activities of other industry participants. Our primary competitors with respect to nuclear imaging systems include Philips Medical Systems, General Electric Healthcare, Siemens Medical Systems and Toshiba Medical Systems. All of these competitors offer a full line of imaging cameras for each diagnostic imaging technology, including x-ray, magnetic resonance imaging, computerized tomography, ultrasound and nuclear medicine, as well as hybrid modalities that combine, for example, the technologies of positron emission tomography, or PET, with computed tomography, or CT. Many of our competitors and potential competitors enjoy significant advantages over us, including:

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

Certain major medical device companies are developing solid-state cameras that may compete with our product offerings. A privately-held company, Gamma Medica, is marketing a solid-state gamma camera for breast imaging. A second company, Spectrum Dynamics, has demonstrated a proof-of-concept solid-state gamma camera that we believe it may market in the cardiac segment, and a third company, Spectrica, has developed a mobile cardiac camera based on vacuum tube technology. We anticipate that additional companies will dedicate significant resources to developing competing products and services, that may demonstrate better image quality, ease of use or mobility than our imaging systems. If we are unable to compete effectively against our existing and future competitors, our sales will decline and our business will be harmed.

The competitive nature of the nuclear imaging industry has had an impact on the volume of sales and pricing of our gamma cameras. We anticipate that pricing pressures will continue to affect our gamma camera product revenue and gross profit.

In providing DIS lease services, we compete against small businesses employing traditional vacuum tube cameras that cannot be moved in and out of physician offices. We also compete against physicians and companies that use Digirad cameras in local, regional and national mobile imaging businesses, some of which have the advantage of a lower cost structure. In addition, we compete against imaging centers that install nuclear gamma cameras and make them available to referring physicians in their geographic vicinity. If these competitors are able to win significant portions of our business, our sales will decline and our business will be harmed.

If the market for nuclear imaging cameras continues to decrease, or if we are not successful in expanding our market share or product and service offerings, our revenues will decline and our business will be harmed.

The National Electrical Manufacturers Association, or NEMA, estimates that sales of nuclear imaging equipment, excluding maintenance revenue, declined approximately 10% in 2006. We believe this decline may be attributable to concerns about reimbursement changes and the increasing adoption of alternative imaging modalities, such as magnetic resonance imaging, computerized tomography, positron emission tomography, and hybrids among these modalities. We believe our market has been negatively affected by declining reimbursement, significant pricing pressures in the product business, and continuing efforts by some third party payors to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications, or restricting the use of mobile or leased cameras. A number of smaller companies have recently begun to market mobile nuclear imaging cameras for cardiac applications, and we believe competition from local or regional companies providing mobile imaging services has increased. We expect each of these trends to continue.

If these trends continue and we are unable to offset their effects on our business by expanding our market share or successfully introducing alternative products and services, our business will be significantly harmed.

Changes in coverage and reimbursement policies of third-party payors may adversely impact our ability to market and sell our products and services.

Private third-party payors continue to act to contain or reduce healthcare costs through various means, including the movement to managed care systems where healthcare providers contract to provide comprehensive healthcare for a fixed fee per patient. A number of third party payors in geographic locations currently served by us issued guidelines prohibiting our physician customers from obtaining reimbursement for procedures they perform unless they own or lease our cameras on a full time basis. These and other payors are also requiring physicians to be accredited by either the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories (ICANL) or by the American College of Radiology, and to meet certain other privileging standards. Some of these privileging standards also exclude physicians who are not radiologists or cardiologists from obtaining reimbursements for nuclear imaging procedures. We cannot assure you that these guidelines will be changed, or that they will not be adopted by other third party payors, including Medicaid and Medicare. These continued efforts to restrict reimbursement have resulted in the denial of reimbursement in some instances. An increase in such denials will negatively affect our DIS business and product sales.

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

Hiring qualified management and technical personnel will be difficult due to the limited number of qualified candidates. Competition for these types of employees, particularly nuclear imaging technologists and engineers, is intense in the medical imaging field. Failure to attract, hire and retain key personnel could have an adverse effect on our business, financial condition and results of operations. For the year ended December 31, 2006, we experienced a 54.4% rate of employee turnover for the combined service and product segments. If we are unable to improve upon this metric, our business and financial condition may continue to be adversely affected.

Our imaging systems and DIS services may become obsolete, and we may not be able to timely develop new products, product enhancements or services that will be accepted by the market.

Our nuclear imaging systems and DIS services may become obsolete or unmarketable if other products or services utilizing new technologies or the development of hybrid imaging modalities are introduced by our competitors or new industry standards emerge. For example, although we have begun to upgrade our existing single-head DIS mobile camera fleet with our mobile triple-head cameras to avoid obsolescence, we cannot assure you that our triple head cameras will not become obsolete. Nor can we assure you that any future products and enhancements will be accepted by the market. To be successful, we will need to enhance our products or services and to design, develop and market new products that successfully respond to competitive developments, all of which efforts may be expensive and time consuming.

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

If we are unable to meet these requirements, our business, financial condition and results of operations will likely suffer. In addition, even if our customers acquire new products, services or product enhancements, the revenues from such sales may not be sufficient to offset the significant costs associated with developing and offering such products, services or enhancements to customers. In addition, any announcements of new products, services or enhancements may cause customers to decline or cancel their purchasing decisions in anticipation of replacements.

If we are unable to expand our DIS business, our growth rates could be significantly diminished and our business could be materially harmed.

We plan to grow our DIS business by expanding into new states, adding new hub locations in states in which we currently operate and increasing existing hub utilization by adding physician customers and routes. Our progress in expanding into new geographies has been slower than anticipated, our hub utilization and customer density have decreased, and we cannot assure you that we will be able to sell our leasing services at the rates we anticipate, or that physicians or hospitals in these new markets will accept our imaging products or services. Our expansion into additional markets is subject to inherent risks, including those associated with compliance with applicable state laws and regulations. We may find the laws of states in which we do not currently operate preclude us from operating our DIS business, or require us to change the structure in which we operate our DIS business in such states. Our inability to expand into new markets for any of these reasons could diminish our prospects for growth and profitability.

Because our imaging systems and DIS services are not widely diversified, a decrease in sales of our products and leasing services could seriously harm our business.

Our current product and service offerings consist primarily of our line of gamma cameras, including our Cardius-1 XPO Series, Cardius-2, Cardius-3, 2020tc Imager and SPECTpak PLUS camera systems, each of which is designed for use in the nuclear imaging market segment and all of which utilize the same solid-state technology. In addition, our DIS mobile imaging leasing service utilizes our own line of cameras and at present is focused nearly exclusively on nuclear cardiology. As such, our line of products and services is not as diversified as those of some of our competitors. If the sales of our products or leasing services decline, our business would be seriously harmed, and it would likely be difficult for us to recover because we do not have the breadth of products or services that would enable us to sustain our business while seeking to develop new types of products or services or other markets for our existing products and services. In addition, because our technical know-how and intellectual property have limited applications, we may be unable to leverage these assets to diversify our products and services or to develop other products or sources of revenue outside of the nuclear imaging market.

If we experience problems with the technologies used in our imaging systems or if delivery of our DIS services is delayed, public perception of our products and service offerings could be harmed and we may lose customers and revenue.

In the past we have experienced some reliability issues with our camera detector heads and other parts of our imaging systems, and some of the cameras in our DIS fleet are more than four years old. Although we have embarked on a program to upgrade our fleet over the next three years, as the period of use of our cameras increases, other significant defects may occur. Equipment failures could result from any number of causes, including equipment aging, ordinary wear and tear due to regular transportation and relocation, failure to perform routine maintenance and latent hardware or software defects of which we are unaware. If significant defects do arise with our gamma cameras, our reputation among physicians and hospitals could be damaged and our business would be harmed.

Additionally, physicians rely on our DIS services to provide nuclear imaging procedures to their patients on the dates and at the times they have leased. Many factors could prevent us from delivering our DIS services on a timely basis, including equipment failures, unanticipated problems with our new mobile Cardius-3XPO camera, weather and the availability of staffing, transportation and necessary supplies. If we are unable to provide physicians or hospitals our DIS services in a timely and effective manner, our reputation among physicians and hospitals could be damaged and our business would be harmed.

We are subject to the financial risks associated with providing services through our DIS business.

There are numerous risks associated with any leasing arrangement, including the possibility that physicians may fail to make the required payments under the terms and provisions of their lease commitments. Our DIS business is also affected by the ability of physicians to pay us, which in turn may be affected by general economic and business conditions and the availability of reimbursement for the physicians. In addition, typically, a number of our DIS customers decide to purchase their own cameras, made by us or by one of our competitors, rather than continue to use our DIS leasing service. If purchases by DIS customers of cameras made by our competitors were to increase, our business and financial condition could be adversely affected. In addition, the number of customers who have canceled or failed to renew their lease contracts recently has increased, and our business may be significantly harmed if this trend continues.

Our manufacturing operations are highly dependent upon third-party suppliers, making us vulnerable to supply problems and price fluctuations, which could harm our business.

We rely on a limited number of third parties to manufacture and supply certain of the key components of our products. While many of the components used in our products are available from multiple sources, we obtain some components from single sources, and alternative sources for them may not be readily available. For example, key components of the detector heads and the processing and control software utilized in our gamma cameras are manufactured or supplied by a single source. If we were unable to obtain these components, our ability to build gamma cameras could be materially affected, and we could experience delays in the production of our gamma cameras for an extended period of time that could cause the loss of customers and revenue.

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

Our future revenue growth will depend in large part on our success in maintaining and expanding our marketing, sales and distribution channels, which is an expensive and time-consuming process. We are highly dependent upon the efforts of our sales force and third-party distributors to increase our revenue. We use one independent distributor in the United States and an independent, international sales distributor to market, sell and distribute our products and services. Our domestic third-party distributor is generally permitted to market, sell and distribute competing imaging products that are used or refurbished and meet specified age requirements. Our international distributor is prohibited from promoting or distributing any other gamma camera product, but not prohibited from offering competing services. We face intense competition for qualified sales employees and may be unable to hire, train, manage and retain such personnel, which could adversely affect our ability to maintain and expand our marketing, sales and distribution network. If we are unable to maintain and expand our direct and third-party marketing, sales and distribution networks, we may be unable to sell enough of our products and imaging services for our business to be profitable and our financial condition and results of operations will likely suffer.

We are exposed to risks relating to product liability, product recalls, property damage and personal injury and death for which insurance coverage is expensive, limited and potentially inadequate, and our business may be negatively affected by insufficiently insured claims and increased insurance costs.

Our operations entail risks relating to claims or litigation relating to product liability, warranty, product recalls, property damage, misdiagnosis, personal injury and death. We may incur significant liability in the event of any such litigation, regardless of the merit of the action. We currently maintain insurance that we believe is adequate with respect to the nature of the risks insured against, including product liability insurance, professional liability insurance, automobile insurance, property insurance, workers compensation insurance and general liability insurance. In many cases such insurance is expensive and difficult to obtain, and no assurance can be given that we will be able to maintain our current insurance or that we will be able to obtain or maintain comparable or additional insurance in the future on reasonable terms, if at all. If we are unable to obtain insurance, or if our insurance is inadequate to cover claims, our cash reserves and other assets could be jeopardized. Additionally, costs associated with maintaining our insurance could become prohibitively expensive, and our ability to become profitable could be diminished.

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

Additionally, California has experienced significant electrical power shortages and price volatility in recent years, and if our energy costs substantially increase or blackouts interrupt our power supply frequently or for more than a few days, we may have to reduce or temporarily discontinue our normal operations. Any such reduction or disruption of our operations at our facilities could harm our business.

Risks Related to Government Regulation

We must be licensed to handle and use hazardous materials and may be liable for contamination or other harm caused by hazardous materials that we use.

We use hazardous and radioactive materials in our research and development and manufacturing processes, as well as in the provision of our imaging services. We are subject to federal, state and local laws and regulations governing use, storage, handling and disposal of hazardous and radioactive materials and waste products, or hazardous materials. We are currently licensed to handle such hazardous materials in all states in which we operate, but there can be no assurances that we will be able to maintain those licenses in the future. In addition, we must become licensed to handle hazardous materials in all states into which we plan to expand. Obtaining and maintaining those additional hazardous materials licenses is an expensive and time consuming process. If we are unable to obtain and maintain the requisite licenses, we will not be able to expand into a state and our ability to grow and become profitable will be reduced. Additionally, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines and the liability and associated legal costs could exceed our resources.

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

We are directly, or indirectly through our clients, subject to extensive regulation by both the federal government and the states in which we conduct our business, including the federal Medicare and Medicaid anti-kickback laws; other Medicare laws, regulations, rules, manual provisions, and policies that prescribe the requirements for coverage and payment for services performed by us and our DIS customers; the federal False Claims statutes; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA; the Stark Law; the federal Food, Drug and Cosmetic Act; federal and state radioactive materials laws; state food and drug and pharmacy laws and regulations; state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians; state scope-of-practice laws that require either specific licenses or certifications for our personnel or their direct supervision by the site physician to perform certain tasks in the absence of such licensures or certifications; federal laws, regulations, rules and policies that permit physicians to bill and receive payment for certain diagnostic tests under the Medicare Physician Fee Schedule only if certain conditions are satisfied, including the requirement that the physician either personally perform, or adequately supervise the performance of, the tests using equipment they own or lease, and that prohibit physicians from marking up the cost of tests they “purchase,” rather than perform or supervise, for Medicare patients; and state law equivalents to any of the foregoing federal laws.

We maintain a compliance program to help identify and correct any compliance issues and remain in compliance with all applicable laws, to train employees, to audit and monitor the Company’s operations, to provide for a compliance hotline, and to achieve other compliance goals. Like most companies with compliance programs, we occasionally discover compliance concerns. In such cases, we take responsive action, including, when necessary, corrective measures. There can be no assurance that the Company’s responsive actions will insulate us from liability associated with any detected compliance concerns.

If our past or present operations are found to be in violation of any of the laws, regulations, rules or policies described above or the other laws or regulations to which we or our customers are subject, we may be subject to civil and criminal penalties, damages, fines, exclusion from federal or state health care programs, or the curtailment or restructuring of our operations. Similarly, if our customers are found to be non-compliant with applicable laws, they may be subject to sanctions, which could have a negative impact on us. If we are excluded from federal or state health care programs, our customers who participate in those programs could not do business with us. In addition, if we are required to obtain permits or licensure that we do not possess, we may become subject to substantial additional regulation or incur significant expense. Any penalties, damages, fines, curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased because many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to many interpretations and additional legal or regulatory change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products.

Federal and state lawmakers from time to time enact new legislation establishing significant changes in the healthcare system. Downward changes to Medicare reimbursement rates for items such as the procedures our physician clients perform or the drugs used in conjunction with them may adversely affect reimbursement to customers or potential customers that use or could use our cameras and services, and may therefore affect us. Effective January 2007, the “technical component” of Medicare reimbursement for nuclear imaging services performed in physicians’ offices was capped at the lesser amount of either the Hospital Outpatient Prospective Payment System rates or the Medicare Part B Physician Fee Schedule rates. As a result of this and other reimbursement changes, the average Medicare reimbursement rate for the imaging procedures most commonly performed by our physician clients declined by 8.5% from 2006 to 2007. Other reimbursement reductions remain under consideration, and we cannot predict whether and to what extent implementation of these reductions will be delayed or whether and how the specific reimbursement rates applicable to procedures performed by our physician clients will be affected. If reimbursement reductions increase, sales of our gamma cameras would suffer and we may receive pressure from our customers to terminate or otherwise modify the lease arrangements for our DIS services. Under such circumstances, our business, financial condition and results of operations could be materially adversely affected. In addition, nuclear medicine is a “designated health service” under the federal anti-self-referral laws known as the Stark Law that a physician may not refer to an entity with which the physician or an immediate family member has a financial relationship, unless an exception applies. DIS’ physician customers may be able to meet the “in-office ancillary services” exception to the Stark Law if they meet the definition of a “Group Practice” under Stark, personally supervise the individuals performing the nuclear imaging services and bill for them, and if the services are performed in the same building in which the physicians regularly practice medicine. If DIS’ customers are unable or unwilling to comply with the Stark Law, utilization rates of our services and products will decline and our business will be harmed. The potential for adoption of healthcare reform proposals on a state-by-state basis could require us to develop state-specific marketing and sales approaches and adversely affect the results of operations.

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

All of the states in which we operate require that the imaging technicians operating our cameras be licensed or certified and such licensing and certification requirements are subject to change. Obtaining licenses may take significant time as we expand into additional states or if requirements change. Any lapse in the licensure or certification of our technicians could increase our costs and adversely affect our operations and financial results.

In addition, our DIS services model involves administering and furnishing radiopharmaceuticals and, until recently, pharmacological stress agents, which are regulated as drugs by state and federal agencies, including the FDA and state pharmacy boards. If a state regulatory authority determines that we have operated our business without required permits or licensure, we could be subject to civil, criminal and/or administrative penalties, including the curtailing or halting of our business. For example, in the fall of 2006, the Nuclear Regulatory Commission commenced an investigation into potential violations of regulations and licensing conditions applicable to our radioactive materials license. The investigation pertains to the submission of information by physicians seeking to gain authorized user status on our license, the delivery of radioactive material to certain individuals and the removal of radioactive materials from unlicensed sites. We believe that it is likely that the NRC will commence a proceeding at the conclusion of the investigation. In addition, an inability to obtain required licenses or permits where we currently conduct business, or in states where we plan to expand, would require us to modify the business models we can utilize in the affected jurisdictions. In either case, we could incur substantial expense and could encounter substantial operational burdens.

A number of third party payors in geographies in which we do business require physicians to obtain certain accreditations or certifications to obtain reimbursement for imaging procedures, and to meet specified privileging standards. In our DIS business, an increasing number of our customers are non-cardiologists who would not currently meet the certifications required by payors in certain geographic areas. We have obtained accreditation from the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories for 26 of our hub locations to address certification requirements, but we cannot assure you that we will be successful in obtaining additional certifications, or that obtaining them will satisfy the requirements of these payors. If it becomes necessary for us or our customers to obtain any additional accreditations or certifications in the future, there can be no assurances that we or they will be able to obtain or continuously maintain this accreditation, and our business could be adversely affected.

Our products are subject to reporting requirements and recalls even after receiving FDA clearance or approval, which could harm our reputation, business and financial results.

We are subject to medical device reporting regulations that require us to report to the FDA or similar governmental bodies in other countries if our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury. In addition, the FDA and similar governmental bodies in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture that could cause adverse health consequences. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall would divert management attention and financial resources and harm our reputation with customers.

If we fail to obtain, or are significantly delayed in obtaining, FDA or foreign regulatory clearances or approvals for future products or product enhancements, or if we or our third party contractors fail to comply with FDA’s Quality System Regulation, or the quality regulations of foreign governments, our ability to market and distribute our products will suffer.

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. In the U.S., the FDA regulates virtually all aspects of a medical device’s testing, manufacture, safety, labeling, storage, recordkeeping, reporting, promotion and distribution. Our failure to comply with those regulations could lead to the imposition of administrative or judicial sanctions, including Warning Letters, injunctions, suspensions or the loss of regulatory clearances or approvals, product recalls, termination of distribution, product seizures, injunctions, criminal sanctions or closure of our manufacturing facilities. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. Commercial distribution of a new medical device generally requires 510(k) clearance or an approved PMA. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to a legally marketed predicate device. The PMA approval process is more costly, lengthy and uncertain than the 510(k) clearance process, and must be supported by extensive data, including data from preclinical studies and human clinical trials. We cannot assure you that we will receive marketing clearance or PMA approval for any of our new products or product enhancements, or that significant delays in the introduction of any new products or product enhancements may not occur. While we have not been required to obtain PMA approval for any of our products, we may in the future have to undergo the more lengthy, burdensome, and expensive PMA approval process. Further, pursuant to FDA regulations, we can only market our products for cleared or approved uses.

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

Our revenue and results of operations at any given time will be primarily based on the following factors, many of which we cannot control:

•	physician, healthcare provider and patient acceptance of our products and services;

•	demand for and pricing of our products and services;

•	levels of and restrictions upon third-party payor reimbursement for our products and services;

•	accreditation and credentialing requirements imposed by third-party payors on physicians and providers of mobile imaging services;

•	our ability to retain our DIS customers;

•	success and timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•	camera purchases by DIS customers;

•	our ability to establish and maintain a productive manufacturing, marketing, sales and distribution force;

•	the ability of our suppliers to provide us with an adequate supply of necessary components on a timely basis;

•	timing and magnitude of our expenditures;

•	our ability to reduce our expenses quickly enough to respond to any declines in revenue;

•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;

•	the effect of competing technological and market developments; and

•	interruption in the manufacturing or distribution of our products and services.

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

In addition, due to the way that customers in our target markets acquire our products, a large percentage of our orders of cameras is booked during the last month of each quarterly accounting period. As such, a delivery delay of only a few days may significantly impact our quarter-to-quarter comparisons Moreover, the sales cycle for our cameras is typically lengthy, which may cause us to experience significant revenue fluctuations.

For these reasons, quarterly and annual sales and operating results may vary significantly in the future and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. We cannot assure you that our sales will increase or be sustained in future periods. We have experienced, and may continue to experience, significant, unanticipated quarterly and annual losses. Because of these and other factors, our operating results in one or more future reporting period may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline significantly.

We have incurred significant and recurring operating losses since our inception in 1985 and we may incur such losses and increased operating expenses in the near term.

We have incurred significant cumulative net losses since our inception in November 1985 and may incur such losses and increased operating expenses in the near term as we, among other things:

•	expand our DIS business;

•	increase marketing, sales and distribution of our current products; and

•	conduct research and development to develop next-generation products and to enhance our existing products.

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

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights, be enforceable or permit us to gain or keep any competitive advantage. Our pending U.S. and foreign patent applications, which include claims to material aspects of our products and procedures that are not currently protected by issued patents, may not issue as patents in a form that will be advantageous to us. Any patents we have obtained or do obtain may be challenged by re-examination or otherwise invalidated or eventually found unenforceable. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may attempt to challenge or invalidate our patents, or may be able to design alternative techniques or devices that avoid infringement of our patents, or develop products with functionalities that are comparable to ours.

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

Our product and DIS operations are headquartered in an approximately 70,000 square foot facility in Poway, California that is leased to us until February 2010. We believe that our existing facility is adequate for our current needs. In addition, DIS leases approximately 47 small hub locations in the various states in which we operate, which primarily house our fleet of cameras and vans. The lease terms typically range between two and four years.

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

Year Ended December 31, 2005	High	Low
First Quarter	$8.85	$7.25
Second Quarter	7.59	5.00
Third Quarter	5.96	4.47
Fourth Quarter	4.92	3.55

Year Ended December 31, 2006	High	Low
First Quarter	$4.43	$3.59
Second Quarter	5.29	3.90
Third Quarter	4.87	3.58
Fourth Quarter	4.23	3.30

As of February 6, 2007, there were approximately 226 holders of record of our common stock.

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

Sales of Unregistered Securities

None.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fiscal quarter ended December 31, 2006.

Equity Compensation Plans Information

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2006 (the “Proxy Statement”), and is incorporated in this report by reference.

Performance Graph

The following performance graph illustrates a comparison of total cumulative stockholder return on our common stock since June 10, 2004, the date of out initial public offering, to two indices: (i) the Center for Research in Security Prices (“CRSP”) Total Return Index for the Nasdaq Stock Market and (ii) a peer group industry index based on the standard industrial code for surgical medical and dental instruments and supplies (“Peer Group Index”). The graph assumes an initial investment of $100 on June 10, 2004 and that all dividends have been reinvested. No cash dividends have been declared on our common stock. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Five-Year Cumulative Total Returns

Performance Graph for

Digirad Corporation

Produced on 02/05/2007 including data to 12/29/2006

Item 6.	Selected Consolidated Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and related disclosures and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Form 10-K. Amounts are presented in thousands, except per share amounts.

	Years Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Revenues:
DIS	$49,614	$50,194	$44,505	$34,848	$23,005
Product	22,312	17,992	23,632	21,388	18,527

Total revenues	71,926	68,186	68,137	56,236	41,532
Cost of revenues:
DIS	37,675	37,376	31,221	24,494	16,651
Product	15,192	15,564	15,157	15,174	13,705

Total cost of revenues	52,867	52,940	46,378	39,668	30,356

Gross profit	19,059	15,246	21,759	16,568	11,176
Operating expenses:
Research and development	3,894	3,747	3,115	2,199	3,028
Sales and marketing	8,827	7,420	7,762	6,026	8,293
General and administrative	14,535	14,903	10,236	8,183	9,691
Amortization and impairment of intangible assets	27	179	64	444	1,011

Total operating expenses	27,283	26,249	21,177	16,852	22,023

Income (loss) from operations	(8,224)	(11,003)	582	(284)	(10,847)
Other income (expense), net	1,934	1,384	(337)	(1,396)	(1,925)

Net income (loss)	$(6,290)	$(9,619)	$245	$(1,680)	$(12,772)

Net income (loss) applicable to common stockholders	$(6,290)	$(9,619)	$84	$(2,006)	$(13,037)

Basic and diluted net income (loss) per share (1):	$(0.34)	$(0.52)	$0.01	$(127.62)	$(1,432.31)

Shares used in per share calculations (1):
Basic	18,761	18,468	10,095	16	9

Diluted	18,761	18,468	16,963	16	9

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash, cash equivalents and securities	$44,326	$49,505	$55,563	$7,681	$6,988
Working capital	45,788	50,660	59,015	2,578	3,781
Total assets	69,277	74,504	86,024	35,159	33,119
Total debt	368	1,134	3,982	16,441	13,932
Redeemable convertible preferred stock	—	—	—	84,278	83,952
Total stockholders’ equity (deficit)	55,445	59,988	68,734	(75,703)	(73,928)

(1)	As a result of the conversion of our preferred stock into 12.4 million shares of our common stock upon completion of our initial public offering in June 2004, there is a lack of comparability in the basic and diluted net income (loss) per share amounts for the periods presented above. Please refer to Note 1 to our consolidated financial statements included elsewhere in this Form 10-K for the calculation of pro forma basic and diluted net income (loss) per share presented therein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of cardiovascular imaging services and solid-state nuclear medicine imaging products to physician offices, hospitals and imaging centers. We designed and commercialized the first solid-state nuclear gamma camera for the detection of cardiovascular disease and other medical conditions. Our imaging systems are mobile as well as fixed and provide enhanced operability, improved patient comfort and, in the case of our triple-headed Cardius®-3 XPO system, shorter image acquisition time, when compared to traditional vacuum tube cameras. The cameras and accompanying equipment fit easily into floor spaces as small as seven feet by eight feet and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting or within multiple departments of a hospital.

2006 Highlights

Our consolidated revenues were $71.9 million in 2006, which represented an increase of 5.5% over 2005 attributable to growth in our product business. In DIS, revenue decreased 1.2% to $49.6 million, and in the product business, revenue increased 24.0% to $22.3 million. As discussed in previous filings, beginning in June 2006, DIS phased out providing stress agents used in some imaging procedures. As a result, we recognized $2.0 million of stress agent revenue in 2006 compared to $4.2 million recognized in 2005. As of December 31, 2006, our DIS segment operated in 23 states and the District of Columbia. Our DIS business performed 13,558 service days during 2006 compared to 13,711 service days during 2005, and we performed more than 100,000 studies in 2006 as compared to 98,000 studies in 2005. Revenue per day was essentially unchanged at $3,659 for 2006 compared to $3,661 for 2005. Excluding stress agent revenue we received through approximately mid-2006, revenue per day for 2006 was $3,508. Our DIS gross margins in 2006 decreased to 24.1% compared to 25.5% in 2005, due primarily to an additional $0.7 million of personnel costs previously recorded in general and administrative expenses. The additional personnel costs are now included in costs of revenues as the focus and responsibilities of these personnel has shifted towards increased operational as opposed to administrative tasks.

During 2006, we increased the number of mobile cameras we operate from 80 to 83. As part of our plan to upgrade our DIS camera fleet over the next few years, we placed 19 triple-headed cameras into our DIS business in 2006. We also closed four unprofitable hubs, negotiated additional supply cost savings, automated various processes to improve our insight into hub and customer profitability, and signed our first ultrasound imaging services contract. We obtained additional hub accreditation to respond to the reimbursement requirements of some third party payors. As of December 31, 2006, we obtained accreditation from the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories for 26 of our DIS hub locations.

During 2006, our product business delivered 71 gamma cameras compared to 55 cameras during 2005. Product gross margins improved to 31.9% 2006 compared to 13.5% during 2005, due primarily to the delivery of 16 more cameras and improved margins on our camera service and maintenance contracts. In the summer of 2006, we launched our new triple-headed Cardius-3 XPO camera, designed to provide improved image quality, high patient throughput, a lower cost structure and increased reliability and serviceability. The camera can image patients weighing up to 500 pounds and includes our latest image acquisition and processing software. We anticipate releasing the Cardius-1 and Cardius-2 cameras with the XPO features and benefits in the first part of 2007.

Stock-based compensation costs increased $1.1 million to $1.6 million for 2006 compared to 2005 as the result of the adoption of a new accounting principle. Overall, we ended the twelve months of 2006 with a consolidated net loss of $6.3 million, as compared to a net loss of $9.6 million for the twelve months of 2005.

Our Market

The target market for our products and services is comprised of approximately 26,000 cardiologists, the larger practices among the 130,000 internists and family practitioners, and hospitals in the United States that perform or could perform nuclear cardiac procedures. We estimate that there are approximately 8,000 internist practices with more than four internists. As of December 31, 2006, we have provided imaging services through DIS to approximately 561 physicians and physician groups, the majority of which are cardiologists, and have sold 457 cameras to customers through our product segment.

According to IMV Medical Information, U.S. procedure volume in nuclear medicine (excluding PET studies) grew by 15% between 2002 and 2005 to an estimated 19.7 million nuclear imaging procedures in 2005, of which some 11.2 million were cardiovascular-specific procedures. The National Electrical Manufacturers Association, or NEMA, estimates that sales of general nuclear imaging equipment declined approximately 10% during 2006.

We believe our market has been negatively affected by declining reimbursement, significant pricing pressures in the product business, and continuing efforts by some third party payors to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications, or disallowing reimbursement if imaging is performed with mobile or leased cameras. A number of smaller companies have recently begun to market mobile nuclear imaging cameras for cardiac applications, and we believe competition from local or regional companies providing mobile imaging services has increased. We expect each of these trends to continue.

Revenue Sources

We generated revenues within two primary operating segments: our DIS business and product sales business. Through DIS, we offer a comprehensive and mobile imaging services leasing program as an alternative to purchasing a gamma camera for physicians who wish to perform nuclear imaging procedures in their offices by leasing the imaging system, certified personnel and other support required to perform nuclear imaging in the physician office. The flexibility of our products and our DIS leasing service allows physicians more control over the diagnosis and treatment of their patients in their offices and to retain revenue from procedures they would otherwise refer elsewhere. We also offer DigiTech leases to customers who own one of our cameras but wish us to provide staffing and other support services. DIS leasing services are primarily provided to cardiologists and internists. Physicians enter into annual contracts for imaging services delivered on a per-day basis. Our typical lease contracts provide service coverage ranging from once per month to three times per week, adjusted for holidays and vacations. We experience some seasonality in our DIS business related to summer slowdowns (principally relating to vacations), holidays and inclement weather. Historically, the DIS results have been most affected by seasonality in the third quarter.

Our product revenue results primarily from selling solid-state gamma cameras and other ancillary items, and from our camera maintenance contracts. We sell our imaging systems to physician offices, hospitals and imaging centers primarily in the United States, although we have sold a small number of imaging systems internationally. We do not anticipate that the international market will be a significant source of revenues in the foreseeable future. Despite the general decline in the nuclear cardiology market, our product business delivered 71 cameras in 2006 compared to 55 cameras in 2005. Our new Cardius XPO camera series allows physicians to choose among single, dual or triple-head cameras to accommodate their practices’ speed and throughput needs, or to upgrade a single head camera to a dual or triple head configuration as their practice grows or changes.

Trends and Drivers

Our DIS business in 2006 was able to attract a larger number of new customers, some of whom were larger, multi-specialty practices. Integrated delivery networks, hospital outreach programs and multi-location practices expressed increased interest in our DIS leasing services. Further, we signed our first contract for the delivery of ultrasound imaging services. We believe these trends will continue in 2007.

The number of DIS physicians who purchased their own cameras or switched to a different service provider increased during the second half of 2006. Medicare reimbursement for 2007 will decline by approximately 8.5% over 2006 for the imaging procedures most often performed by our physician customers. In addition, a greater number of third party payors adopted guidelines that would prohibit reimbursement for certain imaging procedures performed with mobile or leased equipment or by unaccredited facilities. We plan to continue our efforts to obtain accreditation for our DIS hub locations in 2007.

In the product business, industry sources predict that the rate of decline of sales of cardiac-specific nuclear camera will slow from an estimated 24% to approximately 5% in 2007, and that purchases of multi-head cameras will far outpace those of single-head cameras. During 2006, we believe we were able to expand our market share and we will continue to invest in research and development to improve the image quality, speed, reliability, cost structure and overall performance of our multi-headed cameras and software to enable us to capture an increasing share of the gamma camera market. However, we continue to experience pricing pressures on the majority of our cameras. The hospital market has expressed a renewed interest in our general purpose single-head camera, and we expect to continue to sell more cameras into this market in 2007.

Our camera maintenance margins have improved as the number of cameras under contract grew and our service logistics have become more efficient, and we believe these improvements will continue in 2007.

Results of Operations

The following table sets forth our results from operations, expressed as percentages of total revenues for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Revenues:
DIS	69.0%	73.6%	65.3%
Product	31.0	26.4	34.7

Total revenues	100.0	100.0	100.0
Total cost of revenues	73.5	77.6	68.1

Gross profit	26.5	22.4	31.9
Operating expenses:
Research and development	5.4	5.5	4.6
Sales and marketing	12.3	10.8	11.4
General and administrative	20.2	21.9	15.0
Amortization and impairment of intangible assets	0.0	0.3	0.1

Total operating expenses	37.9	38.5	31.1

Income (loss) from operations	(11.4)	(16.1)	0.8
Other income (expense)	2.7	2.0	(0.6)
Accretion of deferred issuance costs on preferred stock	—	—	(0.2)

Net income (loss) applicable to common stockholders	(8.7)%	(14.1)%	—%

Comparison of Years Ended December 31, 2006 and 2005

Revenues

Consolidated. Consolidated revenues were $71.9 million in 2006, which represents an increase of $3.7 million, or 5.5% over the prior year, primarily as a result of delivering 16 more cameras in 2006 as compared to 2005 and an increase in camera service and maintenance contract revenue. DIS and product revenue accounted for 69.0% and 31.0%, respectively, of total revenues for 2006, compared to 73.6% and 26.4%, respectively, for 2005. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue in future periods.

DIS. Our DIS revenue decreased to $49.6 million for 2006, which represents a decline of $0.6 million, or 1.2%, over the prior year. The decrease in DIS revenue resulted primarily from phasing out the delivery of stress agents to the majority of our DIS customers in June 2006. Stress agent revenue was $0.1 million for the last seven months of 2006 compared to $2.4 million for the comparable prior year period. We anticipate that our DIS revenue will increase as we expand into new markets and continue to penetrate existing markets. Such growth will fluctuate, however, based on seasonality stemming from physician vacations, holidays, inclement weather and start up time required by sales representatives as we enter new geographical areas.

Product. Our product revenue was $22.3 million for 2006, representing an increase of $4.3 million, or 24.0%, over the prior year. The increase in product revenue is due to selling 71 cameras in 2006 compared to 55 in 2005, resulting in $2.2 million of additional revenues, and an increase in camera service and maintenance contract revenues of nearly $2.1 million. Maintenance contract revenues were $7.4 million in 2006 compared to $5.3 million in 2005. We continue to experience pricing pressures on our gamma cameras and we expect this pricing pressure to continue.

Gross Profit

Consolidated. Consolidated gross profit was $19.1 million for 2006, representing an increase of $3.8 million or 25.0%, compared to 2005. The increase in consolidated gross profit is principally due to the improved performance of our Product segment in 2006 as compared to 2005. Consolidated gross profit as a percentage of revenue increased to 26.5% in 2006 from 22.4% in 2005.

DIS. Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation and other costs associated with the provision of services. Cost of DIS revenue was $37.7 million in 2006, representing an increase of $0.3 million, or 0.8%, over 2005, primarily resulting from the additional personnel costs of employees previously categorized in general and administrative expenses whose duties have been shifted towards operations. DIS gross profit as a percentage of revenue decreased to 24.1% in 2006 from 25.5% in 2005. DIS gross profit decreased to $11.9 million for 2006, a decrease of $0.9 million, or 6.9%.

Product. Cost of revenues primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Warranty costs are charged to cost of revenues in the period our cameras are sold and are based on our historical experience with failure rates and repair costs. Cost of revenues was $15.2 million in 2006, a decrease of $0.4 million, or 2.4%, compared to 2005. Product gross profit as a percentage of revenue increased to 31.9% in 2006 from 13.5% in 2005. Product gross profit increased to $7.1 million in 2006, an increase of $4.7 million, or 193.2%, mainly as a result of the delivery of 16 more cameras in 2006 as compared to 2005, or $3.4 million, and improved margins on our camera service and maintenance contracts of $1.5 million.

Operating Expenses

Research and Development. Research and development expenses consist primarily of costs associated with the design, development, testing, and enhancement of our products. The primary costs are salaries and fringe benefits, development material costs, facility and overhead costs, consulting fees and nonrecurring engineering costs. Research and development expenses increased to $3.9 million in 2006, an increase of $0.1 million, or 3.9%, over 2005. This was primarily attributable to increased spending on new product development, including a mobile version of our Cardius-3 XPO triple-head camera and our software development initiatives. Research and development related stock-based compensation costs, including those associated with the adoption of SFAS 123(R), were $0.1 million during 2006. Research and development expenses were 5.4% of total revenues for 2006 versus 5.5% for 2005. Our research and development efforts occur principally within our products segment. In the future, we expect to continue to invest in research and development as we innovate and seek to continue to improve our existing technology.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, travel, marketing and collateral materials and tradeshow costs. Sales and marketing expenses increased to $8.8 million in

2006, an increase of $1.4 million, or 19.0%, over 2005, primarily as a result of an increase in personnel costs of $0.8 million. Sales and marketing related stock-based-compensation costs, including those associated with the adoption of SFAS 123(R), were $0.3 million during 2006, which was $0.2 million higher than the stock-based compensation costs recorded in 2005. Sales and marketing expenses were 12.3% of total revenue in 2006 compared to 10.8% in 2005. We expect to increase our sales and marketing efforts as we expand into new geographies and launch a marketing program for echocardiography and vascular ultrasound.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for finance and accounting, human resources and other personnel, as well as legal and other professional fees and insurance. General and administrative expenses were $14.5 million in 2006, representing a decrease of $0.4 million, or 2.5%, over 2005. Stock-based compensation costs, including those associated with the adoption of SFAS 123(R), were $1.0 million during 2006, which was $0.7 million higher than the stock-based compensation costs recorded in the 2005. General and administrative expenses were 20.2% of total revenue in 2006 compared to 21.9% in 2005.

Stock-based compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” using the modified prospective method, which requires measurement of compensation of all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after adoption. The fair value of options is determined using the Black-Scholes valuation model, which is consistent with valuation techniques previously utilized for options in footnote disclosures required under SFAS 123. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS 123(R).

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

The adoption of SFAS 123(R) in 2006 resulted in the recognition of total stock-based compensation expense of $1.6 million in 2006. Of this amount, approximately $0.2 million is included in cost of sales, $0.1 million is included in research and development expenses, $0.3 million is included in selling and marketing expenses and $1.0 million is included in general and administrative expenses. Total unrecognized stock-based compensation costs related to nonvested stock and option awards at December 31, 2006 is $2.2 million which arose from the adoption of SFAS No. 123(R). The unrecognized cost is expected to be recognized over a weighted average period of approximately 2.0 years.

Other Income (Expense)

Other income (expense) consists primarily of interest income, net of interest and other expenses. The increase during 2006 from 2005 reflects an increase in market yields on our cash and investment balances and a $0.1 million reduction of interest expense as a result of the reduction of amounts outstanding on capital leases.

Net Loss

Our net loss for the year ended December 31, 2006 decreased to $6.3 million compared to $9.6 million loss for the year ended December 31, 2005, primarily as a result of the factors described above.

Comparison of Years Ended December 31, 2005 and 2004

Revenues

Consolidated. Consolidated revenues were $68.2 million in 2005, which was essentially unchanged from the prior year, as the increase in demand for our DIS imaging services offset the decrease in revenue product revenue. We believe that the increase in demand for our DIS imaging services was principally a result of continued increase in physician awareness and acceptance of our services, primarily by internists. DIS and product revenue accounted for 73.6% and 26.4%, respectively, of total revenues in 2005, compared to 65.3% and 34.7%, respectively, in 2004.

DIS. Our DIS revenue increased to $50.2 million in 2005, an increase of $5.7 million, or 12.8%. The increase in DIS revenue resulted from an increase in the number of DIS service days to 13,711 in 2005 from 12,003 for 2004, primarily attributable to an increase in the number of physicians entering into our DIS services contracts and an increase in the retention of current DIS customers. We deployed nine additional systems during 2005. Our DIS business operated 80 mobile and fixed site systems as of December 31, 2005.

Product. Our product revenue decreased to $18.0 million in 2005, a decrease of $5.6 million, or 23.9% compared to 2004. The decrease in product revenue is attributable to a decline in the sales of gamma cameras resulting primarily from management vacancies in the sales organization, underperforming sales representatives and a decline in the number of single head cameras sold. Maintenance contract revenues were $5.2 million in 2005 and $3.4 million in 2004.

Gross Profit

Consolidated. Consolidated gross profit decreased to $15.2 million in 2005, a decrease of $6.5 million or 29.9%. The decrease in consolidated gross profit is primarily attributable to the decline in the number of gamma cameras sold during 2005, a decline in staff productivity and DIS system utilization, a fourth quarter expense of approximately $1.0 million resulting from the change in the depreciable life of our DIS camera fleet from seven years to five years, unfavorable variances attributable to a reduction in production volumes in the third quarter of 2005, resulting in excess capacity costs of $0.7 million and inventory-related charges of $0.6 million recorded in the second quarter of 2005. Consolidated gross profit as a percentage of revenue decreased to 22.4% in 2005 from 31.9% in 2004.

DIS. Cost of DIS revenue increased to $37.4 million in 2005, an increase of $6.2 million, or 19.7%, primarily as a result of an increase in the number of DIS leasing days resulting from new contracts with new physicians. DIS gross profit decreased to $12.8 million in 2005, a decrease of $0.5 million, or 3.5%. DIS gross profit as a percentage of revenue decreased to 25.5% in 2005 from 29.8% in 2004. The decline in DIS gross profit as a percentage of revenue is primarily a result of the approximately $1.0 million depreciation charge in the fourth quarter of 2005 discussed above and a decline in staffing productivity and system utilization.

Product. Cost of revenues increased to $15.6 million in 2005, an increase of $0.4 million, or 2.7%. Product gross profit decreased to $2.4 million in 2005, a decrease of $6.0 million, or 71.4%, primarily as a result of a decline in the number of gamma cameras sold and the unfavorable production variances and inventory charges, primarily incurred in the second and third quarters of 2005. Product gross profit as a percentage of revenue decreased to 13.5% in 2005 from 35.9% in 2004.

Operating Expenses

Research and Development. Research and development expenses were $3.7 million in 2005, which represents an increase of $0.6 million, or 20.3%. This increase was primarily attributable to increased spending on new product development, including a mobile version of our Cardius-3 triple-head camera. Research and development expenses were 5.5% of total revenue in 2005 compared to 4.6% for 2004.

Sales and Marketing. Sales and marketing expenses were $7.4 million in 2005, which represents a decrease of $0.3 million or 4.4%, primarily as a result of a reduction of variable compensation associated with camera sales. Sales and marketing expenses were 10.8% of total revenue in 2005 compared to 11.4% for 2004.

General and Administrative. General and administrative expenses were $14.9 million in 2005, representing an increase of $4.7 million, or 45.6%. Increases in headcount, recruiting costs, professional fees, legal costs, costs related to our internal control efforts to comply with Section 404 of the Sarbanes-Oxley Act and other costs related to operating as a public company all contributed to increased general and administrative expenses. General and administrative expenses were 21.9% of total revenue in 2005 compared to 15.0% for 2004.

Amortization and Impairment of Intangible Assets. Amortization and impairment of intangibles increased to $0.2 million in 2005 from $0.1 million in 2004.

Stock-Based Compensation Charges. Deferred compensation for stock options granted to employees was determined as the difference between the exercise price and the fair value of our common stock on the date of grant. Options or awards issued to non-employees was recorded at their fair value in accordance with SFAS No. 123 and periodically remeasured in accordance with EITF 96-18 and recognized over the respective service or vesting period. These amounts were initially recorded as a component of stockholders’ equity and were amortized, on an accelerated basis, as a non-cash charge to cost of revenues and operations over the vesting period of the options. In connection with the grant of stock options to employees, we recorded amortization of stock-based compensation of $0.5 million and $1.1 million in 2005 and 2004, respectively.

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

Liquidity and Capital Resources

General

We require capital principally for working capital, debt service and capital expenditures. Working capital is required principally to finance accounts receivable and inventory. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of deliveries and the payment cycles of our customers. Our capital expenditures consist primarily of DIS cameras and vans, computer hardware and software. As of December 31, 2006, we had cash, cash equivalents and investments totaling $44.3 million. We currently invest our cash reserves in money market funds, high-grade auction rate securities and U.S. government or corporate debt securities. Based upon our current level of expenditures, we believe the proceeds from our initial public offering, together with cash flows from operating activities will be adequate to meet our anticipated cash requirements for working capital, debt service and capital expenditures for at least the next 12 months.

Net cash provided by operations totaled $0.2 million for 2006. We incurred a net loss of $6.3 million; however, $6.2 million of this amount represented non-cash charges including depreciation, amortization and stock-based compensation. The net cash provided by operations during the period resulted from a net reduction in working capital. Net cash used by investing activities amounted to $5.7 million in 2006, and includes $4.6 million of capital expenditures (primarily associated with our DIS operations) and $1.1 million of net purchases of our securities available-for-sale. Net cash used by financing activities amounted to approximately $0.7 million in 2006, and primarily reflects the repayment of capital lease obligations, net of the proceeds arising from the exercise of stock options.

In December 2005, we announced a fleet upgrade program to replace the DIS fleet of mobile imaging systems over the next three years with our proprietary triple-head digital mobile gamma camera. We estimate that the remaining cost of this plan will be approximately $10 to $14 million through 2009, which we expect to fund from existing cash resources.

Debt Service

As of December 31, 2006, we had capital lease obligations totaling $0.4 million. These obligations are secured by the specific equipment financed under each lease and will be repaid monthly over the lease terms, which range from 3 to 26 months. Our DIS subsidiary entered into the majority of these capital lease obligations.

We are committed to making future cash payments on capital leases (including interest) and operating leases. We have not guaranteed the debt of any other party. The following table summarizes our contractual obligations as of December 31, 2006 (dollars in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$392	$289	$103	$—	$—
Operating lease obligations	2,966	1,169	1,656	141	—

Total	$3,358	$1,458	$1,759	$141	$—

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

Reserves for Doubtful Accounts and Billing Adjustments

Historically, the need to estimate reserves for accounts receivable has been limited to our DIS business. We provide reserves for billing adjustments and doubtful accounts. DIS payment adjustments and credit memos are adjustments for billing errors that are normally adjusted within the first 90 days subsequent to the performance of service, with the majority occurring within the first 30 days. Reserves are provided as a percentage of DIS revenue based on our historical experience rate. We use a combination of factors in evaluating the collectibility of accounts receivable. Each account is reviewed on at least a quarterly basis and a reserve percentage varying from zero to 100% for each account is established. We do not establish reserves for accounts with a history of payment without disputes.

We generally reserve a portion of the outstanding balance for accounts that are more than 180 days late and/or under dispute. We reserve 100% of the outstanding balance for accounts that we believe constitute a high risk of default based on factors such as level of dispute, payment history and our knowledge of a customer’s inability to meet its obligations. We also consider our bad debt write-off history. Our estimates of collectibility could be impacted by material amounts by changed circumstances, such as a higher number of defaults or material adverse changes in a payor’s ability to meet its obligations. The provision for billing adjustments is charged against DIS revenues and the provision for doubtful accounts is charged to general and administrative expenses. Our risk of material loss is mitigated as our average DIS customer balance is less than $20,000 and we generally do not have any single receivable in excess of $125,000.

Long-Lived Assets

We state property and equipment at cost. We capitalize betterments, which extend the useful life of the equipment. We calculate depreciation on property and equipment on the straight-line method over the estimated useful life (three to seven years for property and equipment) of the assets. We follow Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, we measure the impairment recognized as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the fourth quarter of 2005, we undertook an assessment of our DIS camera fleet to determine whether and when to deploy newer and more technically advanced models. Based on our assessment, we established a program to replace our existing camera fleet in its entirety over the next three years and we also concluded that we should reduce the depreciable life of our DIS cameras from seven to five years. Assets are examined for impairment annually or more frequently if events occur that may indicate potential asset impairment.

Inventory

We state inventories at the lower of cost (first-in, first-out) or market (net realizable value). Costs include material, labor and manufacturing overhead costs. We review our inventory balances quarterly for excess or obsolete inventory levels. Except where firm orders are on-hand, we consider production inventory quantities in excess of the next 12 months’ demand as excess and reserve for them at 100% of cost, depending on our knowledge and forecast for the product. Service inventory in excess of 24 months demand is likewise reserved at 100% of cost. We establish obsolescence reserves at 100% for obsolete products. We review the reserve quarterly and, if necessary, make adjustments. We rely on historical information to support our reserve and utilize management’s business judgment. Once the inventory is reserved, we do not adjust the reserve balance until the inventory is sold.

Warranty

We provide a warranty on certain of our products and accrue the estimated cost at the time revenue is recorded. Since July 2002, substantially all of the warranty periods have been 12 months before customer- sponsored maintenance begins. Warranty reserves are established based on historical experience with failure rates and repair costs and the number of systems at customers covered by warranty. We review warranty reserves quarterly and, if necessary, make adjustments.

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

Under SFAS 123(R), we calculated the fair value of stock option grants using the Black-Scholes-Merton option-pricing model. The weighted-average assumptions used in the Black-Scholes-Merton model for the year ended December 31, 2006 were 6.0 years for the expected term, 52.0% for the expected volatility, 4.8% for the risk free rate and 0% for dividend yield. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions. The weighted average expected option term for 2006 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107), which was issued in March 2005. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Estimated volatility for fiscal 2006 also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar public entities.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, Independent Registered Public Accounting Firm. Their report which expressed an unqualified opinion on management’s assessment of and on the effectiveness of our internal controls over financial reporting as of December 31, 2006 is included herein.

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Digirad Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Digirad Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Digirad Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Digirad Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Digirad Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digirad Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Digirad Corporation and our report dated February 16, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 16, 2007

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

1. The following financial statements of Digirad Corporation and Report of Ernst & Young LLP, independent registered public accounting firm, are included in this report:

2. Financial statement schedules.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Reserve for bad debt (1)	Reserves for billing adjustments and contractual allowances (2)	Reserve for excess and obsolete inventories (3)
	(In thousands)
Balance at December 31, 2003	$375	$258	$336
Provision	343	1,062	258
Write-offs and recoveries, net	(68)	(1,154)	(179)

Balance at December 31, 2004	650	166	415
Provision	766	1,086	605
Write-offs and recoveries, net	(534)	(1,035)	(124)

Balance at December 31, 2005	882	217	896
Provision	560	907	349
Write-offs and recoveries, net	(765)	(831)	(333)

Balance at December 31, 2006	$677	$293	$912

(1)	The provision was charged against general and administrative expenses.
(2)	The provision was charged against revenue.
(3)	The provision was charged against cost of revenues.

No other financial statement schedules are provided because the information called for is not required or is shown either in the consolidated financial statements or the notes thereto.

3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation.

3.2(1)	Restated Bylaws.

4.1(2)	Form of Specimen Stock Certificate.

4.2(3)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended.

10.1(2)†	License Agreement by and between Digirad Corporation and the Regents of the University of California dated May 19, 1999, as amended.

10.2(1)†	Amendment to License Agreement by and between Digirad Corporation and the Regents of the University of California, dated July 26, 2004.

10.3(2)†	Software License Agreement by and between Digirad Corporation and Segami Corporation, dated June 16, 1999, as amended.

10.4(7)+	Addendum to Software License Agreement by and between Digirad Corporation and Segami Corporation, dated June 16, 1999, as amended.

10.5(2)†	License Agreement by and between Digirad Corporation and Cedars-Sinai Health System, dated May 22, 2001.

10.6(2)†	License Agreement by and between Digirad Corporation and Cedars-Sinai Health System, dated April 1, 2003.

Exhibit Number	Description
10.7(2)†	Development and Supply Agreement by and between Digirad Corporation and QuickSil, Inc., dated June 18, 1999.

10.8(2)	Loan and Security Agreement by and between Digirad Corporation and Silicon Valley Bank, dated July 31, 2001, as amended.

10.9(2)	Irrevocable Standby Letter of Credit executed by Silicon Valley Bank in favor of Digirad Corporation, dated November 5, 2003.

10.10(2)	Loan Agreement by and between Digirad Corporation and Gerald G. Loehr Trust, dated September 1, 1993, as amended.

10.11(4)	Amendment to Loan Agreement dated effective August 9, 2004, by and between Digirad Corporation and the Gerald G. Loehr Separate Property Trust.

10.12(2)	Loan Agreement by and between Digirad Corporation and Clinton L. Lingren, dated September 1, 1993, as amended.

10.13(2)	Loan Agreement by and between Digirad Corporation and Jack F. Butler, dated September 1, 1993, as amended.

10.14(2)	Equipment Lease Agreement by and between Orion Imaging Systems, Inc. and MarCap Corporation, dated October 1, 2000.

10.15(2)	Equipment Lease Agreement by and between Digirad Imaging Solutions, Inc. and MarCap Corporation, dated June 13, 2003.

10.16(2)	Master Equipment Lease Agreement by and between Digirad Imaging Solutions, Inc. and DVI Financial Services, Inc., dated May 24, 2001.

10.17(2)	Sublease Agreement by and between Digirad Corporation as sub-lessee and REMEC, Inc. as sub-lessor, dated November 3, 2003.

10.18(2)#	1991 Stock Option Program Stock Option Agreement.

10.19(2)#	1997 Stock Option/Stock Issuance Plan, as amended.

10.20(7)#	1998 Stock Option/Stock Issuance Plan, as amended.

10.21(1)#	2004 Stock Incentive Plan.

10.22(7)#	Form of Notice of Stock Option Award and Stock Option Award Agreement for 2004 Stock Incentive Plan.

10.23(2)#	2004 Non-Employee Director Option Program.

10.24(7)#	Form of Notice of Stock Option Award and Stock Option Award Agreement for 2004 Non-Employee Director Option Program.

10.25(2)#	Form of Indemnification Agreement.

10.26(2)#	Letter Agreement by and between Digirad Corporation and David M. Sheehan, dated June 11, 2002.

10.27(2)	Loan and Security Agreement by and between Orion Imaging Systems, Inc., Digirad Imaging Systems, Inc. and Heller Healthcare Finance, Inc., dated January 9, 2001, as amended.

10.28(2)	Master Lease Agreement by and between Digirad Corporation and GE Healthcare Financial Services, dated September 26, 2000.

10.29+	Agreement for Services between our wholly-owned subsidiary, Digirad Imaging Solutions, Inc. (“DIS”) and MBR and Associates, Inc., (“MBR”) dated December 27, 2006 (the “Agreement for Services”).

Exhibit Number	Description
10.30(2)	Form of Warrant to purchase shares of Series E Preferred Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.

10.31(2)	Form of Warrant to purchase shares of Series E Preferred Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.

10.32(2)	Form of Warrant to purchase shares of Common Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.

10.33(2)	Warrant to purchase shares of Series E Preferred Stock by and between Digirad Corporation and Silicon Valley Bank, dated July 31, 2001.

10.34(2)	Form of Warrant to purchase shares of Common Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.

10.35(2)	Form of Warrant to purchase shares of Common Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.

10.36(2)	Form of Warrant to purchase shares of Common Stock by and between Digirad Corporation and the investors listed on the schedule attached thereto.

10.37(1)	Form of Warrant to purchase shares of Common Stock by and between Digirad Corporation and the investors listed on the schedule attached thereto.

10.38(3)	Form of Warrant to purchase shares of Common Stock by and between Digirad Corporation and the investors listed on the schedule attached thereto.

10.39(5)	2005 Inducement Stock Incentive Plan.

10.40(5)	2005 Inducement Stock Incentive Plan Award Agreement.

10.41#(6)	Executive Employment Agreement by and between Digirad Corporation and Mark Casner, dated September 14, 2005.

10.42+(7)	Supply Agreement by and between Digirad Corporation and QuickSil, Inc., dated October 31, 2005.

10.43#(7)	Amendment to Executive Employment Agreement by and between Digirad Corporation and Mark Casner, dated January 15, 2006.

10.44#(7)	Second Amendment to Executive Employment Agreement by and between Digirad Corporation and Mark Casner, dated March 3, 2006.

10.45#(8)	Third Amendment to Executive Employment Agreement by and between Digirad Corporation and Mark Casner, dated December 13, 2006.

21.1(2)	Subsidiaries of Digirad Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1(9)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(9)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q originally filed with the Commission on August 11, 2004, as amended thereafter, and is incorporated herein by reference.

(2)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter, and is incorporated herein by reference.
(3)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on November 2, 2004, and is incorporated herein by reference.
(4)	This exhibit was previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Commission on September 7, 2004, and is incorporated herein by reference.
(5)	This exhibit was previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Commission on September 15, 2005, and is incorporated herein by reference.
(6)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on November 4, 2005, and is incorporated herein by reference.
(7)	This exhibit was previously filed as an exhibit to the Company’s annual report on Form 10-K filed with the Commission on March 3, 2005, and is incorporated herein by reference.
(8)	This exhibit was previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Commission on December 14, 2006, and is incorporated herein by reference.
(9)	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Digirad Corporation under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
†	Digirad Corporation has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Commission.
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Commission.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGIRAD CORPORATION

Dated: February 16, 2007	By:	/s/ MARK L. CASNER
	Name:	Mark L. Casner
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ MARK L. CASNER Mark L. Casner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2007

/s/ TODD P. CLYDE Todd P. Clyde	Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2007

/s/ TIMOTHY J. WOLLAEGER Timothy J. Wollaeger	Director (Chairman of the Board of Directors)	February 16, 2007

/s/ GARY F. BURBACH Gary F. Burbach	Director	February 16, 2007

/s/ RAYMOND V. DITTAMORE Raymond V. Dittamore	Director	February 16, 2007

/s/ R. KING NELSON R. King Nelson	Director	February 16, 2007

/s/ KENNETH E. OLSON Kenneth E. Olson	Director	February 16, 2007

/s/ DOUGLAS REED, M.D. Douglas Reed, M.D.	Director	February 16, 2007

DIGIRAD CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Digirad Corporation

We have audited the accompanying consolidated balance sheets of Digirad Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digirad Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Digirad Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 16, 2007

Digirad Corporation

Consolidated Balance Sheets

(In thousands, except par value amounts)

	As of December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$10,070	$16,303
Securities available-for-sale	34,256	33,202
Accounts receivable, net	7,534	8,132
Inventories, net	5,860	5,136
Other current assets	1,499	1,687

Total current assets	59,219	64,460
Property and equipment, net	9,570	9,582
Intangibles, net	428	402
Restricted cash	60	60

Total assets	$69,277	$74,504

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,643	$2,152
Accrued compensation	3,650	2,585
Accrued warranty	788	825
Other accrued liabilities	3,306	4,614
Deferred revenue	2,775	2,858
Current portion of long-term debt	269	766

Total current liabilities	13,431	13,800
Long-term debt, net of current portion	99	368
Deferred rent	302	348
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized at December 31, 2006 and 2005, respectively; no shares issued and outstanding at December 31, 2006 and 2005	—	—
Common stock, $0.0001 par value: 150,000 shares authorized at December 31, 2006 and 2005; 18,795 and 18,705 shares issued and outstanding at December 31, 2006 and 2005, respectively	2	2
Additional paid-in capital	151,539	150,201
Accumulated other comprehensive loss	(91)	(221)
Deferred compensation	—	(279)
Accumulated deficit	(96,005)	(89,715)

Total stockholders’ equity	55,445	59,988

Total liabilities and stockholders’ equity	$69,277	$74,504

See accompanying notes.

Digirad Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years ended December 31,
	2006	2005	2004
Revenues:
DIS	$49,614	$50,194	$44,505
Product	22,312	17,992	23,632

Total revenues	71,926	68,186	68,137
Cost of revenues:
DIS	37,675	37,376	31,221
Product	15,192	15,564	15,157

Total cost of revenues	52,867	52,940	46,378

Gross profit	19,059	15,246	21,759
Operating expenses:
Research and development	3,894	3,747	3,115
Sales and marketing	8,827	7,420	7,762
General and administrative	14,535	14,903	10,236
Amortization and impairment of intangible assets	27	179	64

Total operating expenses	27,283	26,249	21,177

Income (loss) from operations	(8,224)	(11,003)	582
Other income (expense):
Interest income	2,100	1,678	576
Interest expense	(112)	(217)	(888)
Other expense	(54)	(77)	(25)

Total other income (expense)	1,934	1,384	(337)

Net income (loss)	(6,290)	(9,619)	245
Accretion of deferred issuance costs on preferred stock	—	—	(161)

Net income (loss) applicable to common stockholders	$(6,290)	$(9,619)	$84

Basic and diluted net income (loss) per share (1)	$(0.34)	$(0.52)	$0.01

Shares used in per share computations:
Basic (1)	18,761	18,468	10,095

Diluted (1)	18,761	18,468	16,963

(1)	As a result of the conversion of our preferred stock into 12.4 million shares of our common stock upon completion of our initial public offering in June 2004, there is a lack of comparability in the basic and diluted net income (loss) per share amounts for the periods presented above. Please refer to Note 1 for the pro forma basic and diluted net income (loss) per share calculations for the periods presented.

See accompanying notes.

Digirad Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Deferred Compensation	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balance at December 31, 2003	24	$—	$5,032	$—	$(555)	$(80,180)	$(75,703)
Exercise of common stock options and warrants	107	—	51	—	—	—	51
Deferred compensation	—	—	1,471	—	(1,471)	—	—
Amortization of deferred compensation	—	—	—	—	1,106	—	1,106
Issuance of warrants to consultants	—	—	40	—	—	—	40
Issuance of common stock in initial public offering	5,500	1	58,813	—	—	—	58,814
Conversion of preferred stock into common stock	12,444	1	84,438	—	—	—	84,439
Accretion of deferred issuance costs on preferred stock	—	—	—	—	—	(161)	(161)
Comprehensive income:
Net income	—	—	—	—	—	245	245
Unrealized loss on securities available-for-sale	—	—	—	(97)	—	—	(97)

Total comprehensive income	—	—	—	—	—	—	148

Balance at December 31, 2004	18,075	2	149,845	(97)	(920)	(80,096)	68,734
Exercise of common stock options	630	—	345	—	—	—	345
Issuance costs related to initial public offering settled for less than the amount provided	—	—	155	—	—	—	155
Deferred compensation	—	—	(144)	—	144	—	—
Amortization of deferred compensation	—	—	—	—	497	—	497
Comprehensive loss:
Net loss	—	—	—	—	—	(9,619)	(9,619)
Unrealized loss on securities available-for-sale	—	—	—	(124)	—	—	(124)

Total comprehensive loss	—	—	—	—	—	—	(9,743)

Balance at December 31, 2005	18,705	2	150,201	(221)	(279)	(89,715)	59,988
Elimination of deferred compensation upon adoption of FAS 123(R)	—	—	(279)	—	279	—	—
Stock-based compensation	—	—	1,574	—	—	—	1,574
Exercise of common stock options	90	—	43	—	—	—	43
Comprehensive loss:
Net loss	—	—	—	—	—	(6,290)	(6,290)
Unrealized gain on securities available-for-sale	—	—	—	130	—	—	130

Total comprehensive loss	—	—	—	—	—	—	(6,160)

Balance at December 31, 2006	18,795	$2	$151,539	$(91)	$—	$(96,005)	$55,445

See accompanying notes.

Digirad Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2006	2005	2004
Operating activities
Net income (loss)	$(6,290)	$(9,619)	$245
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,522	4,602	3,086
Loss on disposal of assets	82	78	29
Amortization and impairment of intangible assets	68	216	64
Stock-based compensation	1,574	497	1,106
Options, warrants and other equity instruments issued to non-employees	—	—	11
Amortization of premium on securities available-for-sale	133	446	134
Changes in operating assets and liabilities:
Accounts receivable	598	1,885	2,178
Inventories	(724)	1,844	(3,271)
Other assets	188	(67)	(737)
Accounts payable	491	(2,161)	1,277
Accrued compensation	1,065	175	517
Accrued warranty and other accrued liabilities	(1,391)	1,701	542
Deferred revenue	(83)	514	830

Net cash provided by operating activities	233	111	6,011
Investing activities
Purchases of securities available-for-sale	(19,507)	(30,032)	(77,969)
Maturities of securities available-for-sale	18,450	40,475	33,523
Purchases of property and equipment	(4,592)	(3,079)	(4,210)
Other assets	(94)	(17)	(94)

Net cash provided (used) by investing activities	(5,743)	7,347	(48,750)
Financing activities
Net issuances of common stock	43	345	58,865
Net payments under lines of credit	—	—	(9,356)
Proceeds from capital lease financing	—	—	312
Repayment of obligations under capital leases	(766)	(2,848)	(2,680)
Repayment of notes receivable from stockholders	—	—	(735)

Net cash provided (used) by financing activities	(723)	(2,503)	46,406

Net increase (decrease) in cash and cash equivalents	(6,233)	4,955	3,667
Cash and cash equivalents at beginning of year	16,303	11,348	7,681

Cash and cash equivalents at end of year	$10,070	$16,303	$11,348

Supplemental information:
Cash paid during the period for interest	$79	$175	$894

Conversion of preferred stock to common stock	$—	$—	$84,439

See accompanying notes.

Digirad Corporation

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Digirad Corporation (“Digirad”), a Delaware corporation, is a leading provider of cardiovascular imaging services and solid-state nuclear medicine imaging products to physician offices, hospitals, and imaging centers. Our Digirad Imaging Solutions, Inc. subsidiary (“DIS”) provides in-office services to physicians, offering certified personnel, required licensure, an imaging system and other support for the performance of nuclear imaging procedures under the supervision of our physician customers. DIS customers enter into annual lease contracts for imaging services delivered on a per-day basis.

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

Revenue Recognition

We have two primary sources of revenue: 1) product sales and 2) mobile in-office nuclear imaging services. We recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. In addition, we comply with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). SAB 104 sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payment terms and customer acceptance.

Product revenues consist of revenues from the sales of gamma cameras and follow on maintenance services and we generally recognize revenue upon delivery to customers. We also provide installation and training for camera sales in the United States. Installation and training is generally performed shortly after delivery and represents an insignificant cost, which we accrue at the time revenue is recognized. Neither service is essential to the functionality of the product. We also sell or provide maintenance services beyond the first year following the purchase by the customer. Revenue from these contracts is deferred and recognized ratably over the period of the obligation and is included in product sales in the accompanying consolidated statements of operations.

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

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

Securities, Available-for-Sale

Securities consist of high-grade auction rate securities, U.S. government and corporate debt securities. We classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholder’s equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary results in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned. Realized gains and losses on investments in securities have not been material for any period presented. The amortization and accretion, interest income and realized gains and losses are included in interest income within the Consolidated Statements of Operations. The composition of investments at December 31, 2006 and 2005 are as follows (in thousands):

As of December 31, 2006	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Auction rate securities	1 or less	$11,000	$—	$—	$11,000
Corporate debt securities	1 to 3	12,707	—	(43)	12,664
U.S. government securities	1 to 3	10,640	—	(48)	10,592

		$34,347	$—	$(91)	$34,256

As of December 31, 2005	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Auction rate securities	1 or less	$7,200	$—	$—	$7,200
Corporate debt securities	1 to 3	10,994	—	(185)	10,809
U.S. government securities	1 to 3	15,229	—	(36)	15,193

		$33,423	$—	$(221)	$33,202

Concentration of Credit Risk

We invest our cash in accordance with guidelines which require our investments in marketable securities to meet minimum credit ratings assigned by established credit organizations. We also diversify our investments through specifying maximum investments by instrument type and issuer. It is our policy to invest in instruments that have a final maturity of no longer than three years, with a portfolio weighted average maturity of no longer than 18 months.

We have primarily sold our products to customers in the United States and its possessions. We have had limited sales internationally. For the years ended December 31, 2006, 2005 and 2004, no product customer or DIS customer accounted for 10% or more of consolidated revenues.

We maintain reserves for potential credit losses and billing adjustments. We provide a reserve for potential credit losses for accounts which we believe pose a high risk of default based on a combination of factors such as length of time the receivables are past due and customer payment history, as well as our historical bad debt write-off experience. Our estimates of collectibility could be impacted materially by changed circumstances,

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

such as a higher number of defaults or material adverse changes in a payor’s ability to meet its obligations. Billing adjustments are adjustments for billing errors that are normally adjusted within the first 90 days subsequent to the performance of service, with the majority occurring within the first 30 days. Reserves are provided as a percentage of DIS revenue based on our historical experience rate.

Fair-value of Financial Instruments

The carrying value of financial instruments, such as cash and cash equivalents, securities available-for-sale, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of their short term nature. We do not hold or issue financial instruments for trading purposes.

Inventories

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We establish reserves for estimated excess or obsolete inventories based upon assumptions about future demand for our products.

Property and Equipment

Property and equipment are carried at cost, net of depreciation. Depreciation and amortization of property and equipment, including assets recorded under capital leases, are provided using the straight-line method over the shorter of the estimated useful lives of the related assets, which is three to seven years, or the lease term, if applicable.

Intangibles

Intangibles include patents, trademarks and acquired customer contracts and are recorded at cost. Patents are amortized over the lesser of their estimated useful or legal lives (up to 20 years). Trademarks are amortized over 10 years. Annual amortization expense related to our intangibles is estimated to be approximately $25,000 in each of the next 5 fiscal years.

Impairment of Long-Lived Assets

We follow Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The scope of SFAS No. 144 includes long-lived assets, or groups of assets, to be held and used as well as those which are to be disposed of by sale or by other method, but excludes a number of long-lived assets such as goodwill and intangible assets not being amortized under the application of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. We perform an annual review of the carrying value of our long-lived assets to be held and used, including certain identifiable intangible assets, during the fourth quarter of each fiscal year. No material impairment charges were recorded during 2006, 2005 or 2004 related to identifiable intangible assets.

Shipping and Handling Fees and Costs

We record all shipping and handling billings to a customer in a sales transaction as revenue earned for the goods provided in accordance with the Emerging Issues Task Force (“EITF”) Issue 00-10, Accounting for

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

Shipping and Handling Fees and Costs. Our revenues related to shipping and handling for all periods presented are immaterial. Shipping and handling costs are included in cost of revenues and were $0.3 million, $0.3 million and $0.4 million for 2006, 2005 and 2004, respectively.

Stock-based Compensation

Adoption of SFAS 123(R)

Effective January 1, 2006, we adopted the fair value recognition provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). Stock-based compensation expenses which were presented as a separate line item on the consolidated statement of operations in the prior periods have been reclassified to conform to the current year’s presentation. In accordance with SFAS 123(R), we utilized the prospective method for equity share options granted prior to our initial public offering as we had used the minimum value method of measuring these options for the pro forma disclosures. We utilized the modified prospective method for equity share options granted subsequent to our initial public offering as we had used the fair-value-based method for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under these transition methods, compensation cost recognized in fiscal 2006 includes the following: (a) share-based compensation cost associated with options granted prior to our initial public offering with exercise prices less than the deemed fair value of the common stock at the date of grant, based on the minimum value pricing model allowed under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (“APB 25”), (b) compensation cost related to any share-based payments granted subsequent to the date of our initial public offering through, but not vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (c) compensation cost for any share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Prior to the completion of our initial public offering in June 2004, stock options were granted at exercise prices that were below the deemed fair value of the common stock on the date of grant. Accordingly, deferred stock compensation was recorded in accordance with APB 25. The deferred stock compensation was amortized on an accelerated basis over the vesting period of the related awards. In accordance with SFAS 123(R), we reversed the balance of deferred compensation from stockholders’ equity on the date of adoption but, as noted above, we continue to recognize the related compensation cost in the statements of operations.

As a result of adopting SFAS 123(R), our net loss for the year ended December 31, 2006 is approximately $1.4 million greater than if we had continued to account for share-based compensation under APB 25. As a result of adopting SFAS 123(R), basic and diluted loss per share for the year ended December 31, 2006, was reduced by $0.07 per share.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

Compensation Costs

Results of operations for the years ended December 31, 2006, 2005 and 2004 include stock-based compensation costs of $1.6 million, $0.5 million, and $1.1 million, respectively. Share-based compensation capitalized as part of our inventory was not significant in either period. There were no significant modifications to our share-based employee payment plans during the periods presented that resulted in any incremental compensation cost. Following is a summary of stock-based compensation costs, by income statement classification:

	Years ended December 31,
	2006	2005	2004
The composition of stock-based compensation is as follows:
Cost of DIS revenue	$141	$103	$216
Cost of product revenue	74	53	165
Research and development	130	67	133
Sales and marketing	279	46	136
General and administrative	942	228	467

	$1,566	$497	$1,117

Valuation of Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula that uses the assumptions noted in the following table. All options granted have a maximum term of ten years. As permitted by Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), we utilized the “shortcut approach” to estimate the options’ expected term, which represents the period of time that options granted are expected to be outstanding. We utilized this approach as our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term. Expected volatilities are based on historical volatility of our stock as well as the stock of comparable companies. We estimated the forfeiture rate based on historical data for forfeitures and we are recognizing compensation costs only for those equity awards expected to vest. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

The following weighted-average assumptions were utilized for the calculations during each period:

	Years ended December 31,
	2006	2005	2004
Expected life (in years)	6.02	5.00	5.00
Weighted average volatility	51-55%	73%	43%
Forfeiture rate	18%	—	—
Risk-free interest rate	4.52–5.07%	4.02%	3.32%
Expected dividend yield	—	—	—

Adjusted net loss information

Prior to adoption of SFAS 123(R), we followed APB 25 in accounting for our employee stock options as permitted by SFAS 123. The following table illustrates the effect on net loss and loss per share as if we had

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the years ended December 31, 2005 and 2004, prior to the adoption of SFAS 123(R). For purposes of this pro forma disclosure, the fair value of the options granted prior to the completion of our initial public offering was estimated at the date of grant using the minimum value pricing model. Upon completion of the initial public offering in June 2004, we began using the Black-Scholes model to estimate fair value. The estimated fair value of the options is amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 28 over the vesting period. Disclosures for the year ended December 31, 2006 are not presented in the following table because stock-based payments were accounted for under SFAS 123(R)’s fair-value method during those periods.

Our adjusted net loss information for the years ended December 31, 2005 and 2004 are as follows (in thousands):

	Years ended December 31,
	2005	2004
Net income (loss) applicable to common stockholders, as reported	$(9,619)	$84
Add: total stock-based employee compensation included in reported net loss	497	1,106
Less: total stock-based employee compensation determined under the fair value method for all awards	(3,977)	(2,104)

Adjusted net loss	(13,099)	(914)

Basic and diluted net income (loss) per share, as reported	$(0.52)	$0.01

Adjusted basic and diluted net loss per share	$(0.71)	$(0.09)

Warranty

We provide a warranty on certain of our products and accrue the estimated cost at the time revenue is recorded. Warranty expense is charged to product cost of revenues. The majority of all warranty periods are 12 months before customer-sponsored maintenance begins. Warranty reserves are established based on historical experience with failure rates and repair costs and the number of gamma cameras covered by warranty. Warranty reserves are depleted as gamma cameras are repaired. The costs consist principally of materials, personnel, overhead and transportation. We review warranty reserves quarterly and, if necessary, make adjustments. The activities in our warranty reserve are as follows (in thousands):

	Years ended December 31,
	2006	2005	2004
Balance at beginning of year	$825	$1,219	$1,051
Charges to cost of revenues	963	1,160	1,670
Applied to liability	(1,000)	(1,554)	(1,502)

Balance at end of year	$788	$825	$1,219

Research and Development

Research and development costs are expensed as incurred.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs for the years ended December 31, 2006, 2005 and 2004 (in thousands), were $0.7 million, $0.5 million and $0.5 million, respectively.

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

Upon the completion of our initial public offering in June 2004, all of our previously outstanding preferred shares converted into 12.4 million shares of our common stock. As a result of the issuance of these common shares, there is a lack of comparability in both the basic and diluted net income (loss) per share amounts for the periods presented. In order to provide a more relevant measure of our operating results, an unaudited pro forma net income (loss) per share calculation has been included. The shares used to compute unaudited pro forma basic and diluted net income (loss) per share include the assumed conversion of all outstanding shares of preferred stock into shares of common stock using the as-if converted method as of the beginning of each period presented or the date of issuance, if later.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

Historical and pro forma basic and diluted net income (loss) per share were calculated as follows (in thousands, except per share amounts):

	Years ended December 31,
	2006	2005	2004
Historical:
Numerator:
Net income (loss)—diluted	$(6,290)	$(9,619)	$245
Accretion of deferred issuance costs on preferred stock	—	—	(161)

Net income (loss) applicable to common stockholders—basic	$(6,290)	$(9,619)	$84

Denominator:
Weighted average common shares outstanding—basic	18,761	18,468	10,095
Effect of dilutive securities:
Conversion of preferred stock	—	—	5,489
Options	—	—	1,353
Warrants	—	—	26

Weighted average common shares outstanding—diluted	18,761	18,468	16,963

Net income (loss) per common share applicable to common shareholders:
Basic	$(0.34)	$(0.52)	$0.01

Diluted	$(0.34)	$(0.52)	$0.01

Pro forma:
Numerator:
Net income (loss)—basic and diluted	$(6,290)	$(9,619)	$245

Denominator:
Weighted average common shares outstanding—basic	18,761	18,468	10,095
Pro forma adjustments to reflect weighted average effect of assumed conversion of preferred stock	—	—	5,489

Pro forma weighted average common shares outstanding—basic	18,761	18,468	15,584

Weighted average common shares outstanding—diluted	18,761	18,468	10,095
Pro forma adjustments to reflect weighted average effect of assumed conversion of preferred stock	—	—	5,489
Effect of dilutive securities:
Options	—	—	1,353
Warrants	—	—	26

Pro forma weighted average common shares outstanding—diluted	18,761	18,468	16,963

Pro forma net income (loss) per common share:
Basic	$(0.34)	$(0.52)	$0.02

Diluted	$(0.34)	$(0.52)	$0.01

Potentially dilutive securities (in thousands) totaling 412 and 749 at December 31, 2006 and 2005, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements that will become effective beginning first quarter of 2008. This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. The Company believes the adoption of this standard will have no material effect on its financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 will become effective beginning in the fourth quarter of 2006. The Company believes the adoption of this standard will have no material effect on its financial position, results of operations or cash flows.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently in the process of evaluating the expected effect of FIN 48 on its consolidated financial statements and is currently not yet in a position to determine such effects.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”), that became effective beginning third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The Company adopted the provisions of FSP FIN 46(R)-6 in the third quarter of 2006. The adoption of FSP FIN 46(R)-6 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. The Company adopted the provisions of SFAS 154 in the first quarter of 2006. The adoption of SFAS 154 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

2. Financial Statement Details

The composition of certain balance sheet accounts is as follows (in thousands):

Accounts Receivable

	December 31,
	2006	2005
Accounts receivable	$8,504	$9,231
Less reserves and allowance for doubtful accounts	(970)	(1,099)

	$7,534	$8,132

Inventories

	December 31,
	2006	2005
Raw materials	$2,985	$2,087
Work-in-progress	3,316	3,431
Finished goods	471	514

	6,772	6,032
Less reserves for excess and obsolete inventories	(912)	(896)

	$5,860	$5,136

Property and Equipment

	December 31,
	2006	2005
Machinery and equipment	$21,276	$20,388
Furniture and fixtures	158	230
Computers and software	3,446	3,309
Leasehold improvements	749	742

	25,629	24,669
Less accumulated depreciation and amortization	(16,059)	(15,087)

	$9,570	$9,582

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

Other Accrued Liabilities

	December 31,
	2006	2005
Radiopharmaceuticals and consumable medical supplies	$579	$1,101
Professional fees	495	644
Outside services and consulting	454	301
Customer deposits	355	1,073
Facilities and related costs	279	102
Travel expenses	244	313
Sales and property taxes payable	236	217
Other accrued liabilities	664	863

	$3,306	$4,614

3. Debt

In thousands

	December 31,
	2006	2005
Total debt	$368	$1,134
Current portion of debt	(269)	(766)

Long-term debt, less current portion	$99	$368

During 2000 through 2004, we entered into a series of financing transactions structured as capital leases. The equipment, consisting of vans equipped with our mobile gamma cameras, is used by DIS to provide mobile nuclear imaging services. The initial terms of these leases range from 36 to 63 months. The cost of the equipment financed was $1.9 million ($1.6 million of accumulated amortization) at December 31, 2006 and $2.5 million ($1.6 million of accumulated amortization) at December 31, 2005.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

4. Commitments and Contingencies

Leases

We lease our facilities under non-cancelable operating leases that expire through 2010. Rent expense was $1.4 million, $1.1 million and $1.1 million (including common area charges) for the years ended December 31, 2006, 2005 and 2004, respectively. Annual future minimum lease payments as of December 31, 2006 are as follows (in thousands):

	Operating Leases	Capital Leases
2007	$1,169	$289
2008	904	103
2009	752	—
2010	141	—

Total minimum lease payments	$2,966	392

Less amount representing interest		(24)

Present value of future minimum capital lease obligations		368
Less amounts due in one year		(269)

Long-term portion		$99

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

Legal Matters

In the fourth quarter of 2006, we settled two lawsuits alleging failure to pay penalties for missed meal and rest periods, wrongful termination and other tort claims. The amount of the settlements did not have a material impact on our fourth quarter or annual results.

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

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

5. Stockholders’ Equity

Initial Public Offering

In June 2004, we completed an initial public offering whereby we sold 5,500,000 shares of common stock at $12 per share and received net proceeds of $58.8 million (after underwriting discounts and commissions and offering expenses).

Preferred stock

Deferred issuance costs for all series of preferred stock totaled approximately $1.0 million and were being accreted up to the redemption value of the related redeemable convertible preferred stock through July 31, 2004 (the earliest redemption date). Upon completion of our initial public offering and the related conversion of all of our outstanding preferred stock to common stock, we ceased accreting up to the redemption value. We recorded accretion of deferred issuance costs on preferred stock of $0.2 million in 2004.

Warrants

At December 31, 2006, 77,525 common stock warrants with a weighted average exercise price of $18.81 per share were outstanding.

Stock Options

At December 31, 2006, we have one stock option plan under which stock options are granted to employees and non-employee members of our Board of Directors, the 2004 Stock Incentive Plan, as Amended and Restated (the “2004 Plan”). During 2006, stockholders approved an amendment to the Plan increasing the number of shares available under the Plan by 1,000,000 shares. At that time, all outstanding grants under our 2005 Inducement Stock Incentive Plan (the “Inducement Plan”) were absorbed into the 2004 Plan and the Inducement Plan was terminated. No additional shares are authorized to be issued under the Inducement Plan. Terms of any award of stock options, restricted stock, restricted stock units, stock appreciation rights or dividend equivalent rights under the 2004 Plan, including any vesting requirement (which is generally four years) or term (up to 10 years), are determined by the Board of Directors.

Under the 2004 Plan, we are now authorized to issue an aggregate of 2,400,000 shares of common stock including the additional shares discussed above. The number of shares reserved for issuance under the 2004 Plan is subject to increase by any shares, up to a maximum of 1,500,000 shares (226,664 at December 31, 2006), represented by awards under the 1998 Stock Option/Stock Issuance Plan that are forfeited, expire or are cancelled. At December 31, 2006, we have 541,782 shares available for future issuance under the 2004 Plan.

Prior to the completion of our initial public offering in June 2004, we were authorized to issue options under our 1991 Stock Option Program, 1997 Stock Option/Stock Issuance Plan and 1998 Stock Option/Stock Issuance Plan; however, no additional awards may now be made under such plans. Upon grant, the options under such plan were generally exercisable immediately; however, any exercised but unvested shares remain subject to repurchase by us at the original exercise price.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes option activity under our stock option plan (in thousands, except per share amounts):

	Shares	Weighted average exercise price	Average remaining contractual term	Aggregate intrinsic value
Outstanding at January 1, 2006	2,280	$5.08
Granted	943	4.04
Exercised	(90)	0.49
Forfeited or expired	(464)	6.75

Outstanding at December 31, 2006	2,669	$4.58	8.12	$1,759

Vested or expected to vest at December 31, 2006	2,431	$4.58	7.88	$1,734
Exercisable at December 31, 2006	1,347	$4.58	7.21	$1,623

A summary of the status of our nonvested options as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below (in thousands, except per share amounts):

	Shares	Weighted average grant-date fair value
Outstanding at January 1, 2006	1,261	$3.64
Granted	943	2.22
Vested	(420)	2.39
Forfeited	(462)	4.45

Outstanding at December 31, 2006	1,322	$2.74

The following is a further breakdown of the options outstanding as of December 31, 2006 (in thousands, except per share amounts):

Exercise price	Options outstanding	Weighted average contractual life in years	Weighted average exercise price of options outstanding	Vested options	Weighted average exercise price of vested options
$0.49	456	5.69	$0.49	443	$0.49
$3.00 - $3.99	370	9.32	3.90	88	3.94
$4.00 - $4.99	879	9.17	4.39	130	4.68
$5.00 - $5.99	790	8.07	5.50	558	5.49
$6.00 - $7.99	25	5.80	6.73	18	6.67
$8.00 - $9.99	109	7.51	8.95	77	8.96
$10.00 - $19.99	38	5.54	10.09	31	10.09
$100.00 - $245.00	1	1.87	216.86	1	216.86
$245.00 - $2,450.00	1	3.52	929.09	1	929.09

$0.49 - $2,450.00	2,669	8.12	$4.58	1,347	$4.58

Disclosures Pertaining to All Share-Based Compensation Plans

The total intrinsic value of options exercised during years ended December 31, 2006, 2005 and 2004 was approximately $0.3 million, $3.2 million and $25,000, respectively. As of December 31, 2006,

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

$2.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our various plans is expected to be recognized over a weighted-average period of 2.0 years. Cash received from option exercises for the years ended December 31, 2006, 2005 and 2004 was $53,000, $345,000, and $51,000, respectively. Because of our net operating losses, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three years ended December 31, 2006.

Common Shares Reserved for Issuance

The following table summarizes common shares reserved for future issuance at December 31, 2006 (in thousands):

Stock options outstanding	2,669
Stock options available for future grant	542
Warrants	78

Total common shares reserved for issuance	3,289

6. Income Taxes

As of December 31, 2006, we had federal and state income tax net operating loss carry forwards of approximately $84.3 million and $31.3 million, respectively. Federal loss carry forwards of $0.2 million will expire in 2007 unless previously utilized; material federal loss carry forwards do not begin expiring until 2010. During 2006, $14.2 million of state loss carry forwards expired unused; no further material state loss carry forwards will expire until 2012, unless previously utilized. We also have federal and California research and other credit carry forwards of approximately $1.9 million and $1.8 million, respectively. Federal credit carry forwards of $5,000 will expire in 2007 unless previously utilized; material federal credits do not begin expiring until 2012. The California research credits have no expiration. Pursuant to Internal Revenue Code Sections 382 and 383, use of our net operating loss and credit carry forwards may be limited because of a cumulative change in ownership greater than 50% may have occurred. Significant components of our deferred tax assets are shown below (in thousands). A valuation allowance has been recognized to offset the deferred tax assets, as realization of such assets has not met the “more likely than not” threshold required under SFAS No. 109.

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carry forwards	$31,009	$30,926
Research and development and other credits	3,083	3,083
Reserves	1,542	1,408
Capitalized research and inventory costs	339	283
Other, net	1,889	1,152

Total deferred tax assets	37,862	36,852
Deferred tax liabilities—depreciation	(1,062)	(1,483)
Valuation allowance for deferred tax assets	(36,800)	(35,369)

Net deferred tax assets	$—	$—

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

	Years ended December 31,
Segment data in thousands	2006	2005	2004
Gross profit by segment:
DIS	$11,939	$12,818	$13,285
Product	7,119	2,428	8,474

Consolidated gross profit	$19,058	$15,246	$21,759

Income (loss) from operations by segment:
DIS	$(4,293)	$(1,791)	$2,168
Product	(3,932)	(9,212)	(1,586)

Consolidated income (loss) from operations	$(8,225)	$(11,003)	$582

Depreciation, amortization and impairment of intangible assets by segment:
DIS	$3,462	$3,478	$2,167
Product	1,128	1,340	983

Consolidated total	$4,590	$4,818	$3,150

	As of December 31,
	2006	2005	2004
Identifiable assets by segment:
DIS	$14,237	$14,141	$15,839
Product	55,040	60,363	70,185

Consolidated assets	$69,277	$74,504	$86,024

In 2006 and 2005, we had no foreign sales. In 2004, sales to a customer in Canada represented less than 1% of total revenues for the year.

8. Employee Retirement Plan

We have a 401(k) retirement plan (the “Plan”), under which all full-time employees may contribute up to 100% of their annual salary, within IRS limits. We may make discretionary contributions to the Plan, and contributions for 2006 totaled $158,000 (no contributions were made for 2005 or 2004).

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

9. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2006 and 2005 are as follows (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2006
Revenues	$18,955	$19,022	$16,702	$17,247
Gross profit	4,393	5,672	4,084	4,910
Loss from operations	(3,300)	(1,636)	(2,685)	(603)
Net loss	(2,804)	(1,203)	(2,134)	(149)
Net loss per common share—basic and diluted (1)	(0.15)	(0.06)	(0.11)	(0.01)

Fiscal 2005
Revenues	$17,970	$15,462	$17,352	$17,402
Gross profit	5,157	3,411	3,409	3,269
Loss from operations	(1,225)	(3,342)	(3,211)	(3,225)
Net loss	(981)	(3,041)	(2,827)	(2,770)
Net loss per common share—basic and diluted (1)	(0.05)	(0.17)	(0.15)	(0.15)

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.