Form 10-Q
period 2007-03-31
DIGIRAD CORP
filed 2007-05-07
CIK 707388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of April 23, 2007, the registrant had 18,817,951 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Digirad Corporation

Consolidated Balance Sheets

(In thousands, except par value amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,711	$10,070
Securities available-for-sale	30,054	34,256
Accounts receivable, net	8,836	7,534
Inventories, net	6,801	5,860
Other current assets	1,505	1,499

Total current assets	56,907	59,219
Property and equipment, net	10,689	9,570
Intangibles, net	422	428
Restricted cash	60	60

Total assets	$68,078	$69,277

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,029	$2,643
Accrued compensation	2,497	3,650
Accrued warranty	993	788
Other accrued liabilities	3,351	3,306
Deferred revenue	2,721	2,775
Current portion of long-term debt	294	269

Total current liabilities	11,885	13,431
Long-term debt, net of current portion	41	99
Deferred rent	285	302
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized at March 31, 2007 and December 31, 2006; no shares issued or outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.0001 par value: 80,000 shares authorized at March 31, 2007 and December 31, 2006; 18,818 and 18,795 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	2	2
Additional paid-in capital	151,817	151,539
Accumulated other comprehensive loss	(20)	(91)
Accumulated deficit	(95,932)	(96,005)

Total stockholders’ equity	55,867	55,445

Total liabilities and stockholders’ equity	$68,078	$69,277

See accompanying notes.

Digirad Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2007	2006
Revenues:
DIS	$12,197	$13,217
Product	5,341	5,738

Total revenues	17,538	18,955
Cost of revenues:
DIS	8,938	10,432
Product	3,158	4,130

Total cost of revenues	12,096	14,562

Gross profit	5,442	4,393
Operating expenses:
Research and development	782	1,096
Sales and marketing	2,098	2,459
General and administrative	2,978	4,138

Total operating expenses	5,858	7,693

Loss from operations	(416)	(3,300)
Other income (expense):
Interest income	475	522
Interest expense	(11)	(26)
Other	26	—

Total other income	490	496

Net income (loss)	$74	$(2,804)

Net income (loss) per common share – basic and diluted	$0.00	$(0.15)

Weighted average shares outstanding – basic	18,815	18,710

Weighted average shares outstanding – diluted	19,200	18,710

See accompanying notes.

Digirad Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2007	2006
Operating activities
Net income (loss)	$74	$(2,804)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	855	1,335
Loss on disposal of assets	19	—
Amortization of premium on securities available-for-sale	22	56
Amortization and write-off of intangibles	6	14
Stock-based compensation	267	476
Changes in operating assets and liabilities:
Accounts receivable	(1,302)	(894)
Inventories	(941)	999
Other assets	(6)	130
Accounts payable	(614)	413
Accrued compensation	(1,153)	(160)
Accrued warranty, deferred rent and other accrued liabilities	233	(560)
Deferred revenue	(54)	11

Net cash used by operating activities	(2,594)	(984)
Investing activities
Purchases of securities available-for-sale	(2,750)	(4,749)
Maturities of securities available-for-sale	7,000	8,200
Purchases of property and equipment	(1,993)	(1,353)
Patents and other assets	—	(65)

Net cash provided by investing activities	2,257	2,033
Financing activities
Issuances of common stock	11	18
Proceeds from capital lease financing	37	—
Repayment of obligations under capital leases	(70)	(243)

Net cash used by financing activities	(22)	(225)

Net decrease (increase) in cash and cash equivalents	(359)	824
Cash and cash equivalents at beginning of period	10,070	16,303

Cash and cash equivalents at end of period	$9,711	$17,127

See accompanying notes.

DIGIRAD CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. Interim Financial Information

Organization and Business

Digirad Corporation (“Digirad”), a Delaware corporation, is a provider of cardiovascular imaging services and solid-state nuclear medicine imaging products to physician offices, hospitals and imaging centers. Digirad has two reportable segments, Digirad Imaging Solutions (“DIS”) and Product. Through DIS, we provide in-office services to physicians, offering certified personnel, required licensure, an imaging system and other support and supplies for the performance of nuclear imaging procedures under the supervision of our physician customers. DIS physician customers enter into annual lease contracts for imaging services delivered on a per-day basis. Our Product segment sells solid-state gamma cameras and provides camera service and maintenance contracts to physician offices, hospitals, and imaging centers primarily in the United States.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Intercompany accounts have been eliminated in consolidation. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year. For further information see our financial statements and related disclosures thereto for the year ended December 31, 2006 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Net Income (Loss) Per Share

We calculate net income (loss) per share in accordance with SFAS No. 128 (“SFAS 128”), Earnings Per Share. SFAS 128 requires presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents such as options and warrants. Options and warrants are only included in the calculation of diluted earnings per share when their effect is dilutive.

The weighted average shares (share data in thousands) used to calculate EPS was 18,815 and 18,710 for the three months ended March 31, 2007 and 2006. The difference between the calculation of basic and diluted EPS for the three months ended March 31, 2007 is attributable to outstanding stock options. Stock options had the effect of increasing the number of shares used in the calculation (by application of the treasury stock method) by 385. Stock options of 1,354 were not included in the calculation of diluted earnings per share for the three months ended March 31, 2007 as the effect of exercising these options would have been anti-dilutive.

2. Financial Statement Details

Inventories consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$2,865	$2,985
Work-in-progress	3,825	3,316
Finished goods	1,008	471

	7,698	6,772
Less reserves for excess and obsolete inventories	(897)	(912)

	$6,801	$5,860

Property and equipment consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Machinery and equipment	$22,121	$21,276
Computers and software	3,686	3,446
Leasehold improvements	762	749
Furniture and fixtures	158	158

	26,727	25,629
Less accumulated depreciation and amortization	(16,038)	(16,059)

	$10,689	$9,570

Other accrued liabilities consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Radiopharmaceuticals and consumable medical supplies	$820	$579
Professional fees	407	495
Outside services and consulting	480	454
Customer deposits	300	355
Facilities and related costs	246	279
Travel expenses	259	244
Sales and property taxes payable	165	236
Other accrued liabilities	674	664

	$3,351	$3,306

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

The activities in our warranty reserve are as follows (in thousands):

	Three months ended March 31,
	2007	2006
Balance at beginning of period	$788	$825
Charges to cost of revenues	523	260
Applied to liability	(318)	(306)

Balance at end of period	$993	$779

4. Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following components (in thousands):

	Three months ended March 31,
	2007	2006
Net income (loss), as reported	$74	$(2,804)
Unrealized gains (losses) on marketable securities	71	(43)

Comprehensive income (loss)	$145	$(2,847)

5. Stock-Based Compensation

We have one stock option plan under which stock options are granted to our employees and directors. Stock options granted under this plan generally have a term of ten years from the date of grant and vest over four years. Prior to June 2004, we were authorized to issue options under various other option plans and programs, however, no additional awards may now be made under such plans. For purposes of accounting for stock-based compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. There were no significant modifications to our share-based employee payment plans during the periods presented that resulted in any incremental compensation cost. As of March 31, 2007, $2.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our various plans is expected to be recognized over a weighted-average period of 2.0 years.

Following is a summary of stock-based compensation costs by income statement classification (in thousands):

	Three months ended March 31,
	2007	2006
Cost of DIS revenue	$25	$20
Cost of product revenue	26	18
Research and development	23	42
Sales and marketing	50	75
General and administrative	150	316

Total stock compensation	$274	$471

6. Segments

Our reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the operating income contributed by each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Segment results are as follows (in thousands):

	Three months ended March 31,
	2007	2006
Gross profit by segment:
DIS	$3,259	$2,785
Product	2,183	1,608

Consolidated gross profit	$5,442	$4,393

Income (loss) from operations by segment:
DIS	$123	$(1,612)
Product	(539)	(1,688)

Consolidated loss from operations	$(416)	$(3,300)

Depreciation, and amortization of intangible assets by segment:
DIS	$628	$1,038
Product	233	311

Consolidated depreciation and amortization	$861	$1,349

	As of March 31,
	2007	2006
Identifiable assets by segment:
DIS	$16,340	$14,764
Product	51,738	56,848

Consolidated assets	$68,078	$71,612

Although we have historically sold a small number of imaging systems internationally, foreign sales are not a significant source of our revenues for the periods presented above.

7. Commitments and Contingencies

Compliance with Laws and Regulations

We are, directly or indirectly through our clients, subject to extensive regulation by the federal government, the states and foreign countries in which we conduct business. The healthcare laws applicable to us are complex and are subject to variable interpretations. We have established a compliance program to identify any compliance issues, correct any identified issues and assist us in remaining in compliance with the applicable healthcare laws, and have instituted other safeguards intended to help prevent any violations of the laws and to remedy any situations that could give rise to violations. We can provide no assurance that these measures will be successful in preventing compliance violations and the resulting fines, penalties or damages.

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

8. Income Taxes

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows. At January 1, 2007, we had net deferred tax assets of $36.8 million. These deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset our net deferred tax asset. Additionally, the future utilization of our NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. Until we have determined whether such an ownership change has occurred, and until the amount of any limitation becomes known, no amounts are being presented as an uncertain tax position in accordance with FIN 48. Management believes that the amount subject to limitation could be significant. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

We file income tax returns in the U.S. and in various state jurisdictions. We are no longer subject to income tax examination by tax authorities for years prior to 2003, however, our net operating loss and research and development carryforwards arising prior to that year are subject to adjustment. Our policy is to recognize interest and penalties related to income tax matters as a component of income tax expense.

9. Subsequent Event

On May 1, 2007, we acquired substantially all of the assets of Ultrascan, Inc. (“Ultrascan”), a leading provider of mobile ultrasound and fixed-site nuclear medicine services primarily in Georgia, in exchange for cash consideration of $7.25 million and the assumption of debt obligations totaling $1.5 million. The purchase price is subject to a working capital adjustment after the closing of the transaction. Additional consideration, payable in cash and common stock, of up to $3.85 million may be payable to the seller or its designees in the event that Ultrascan achieves certain financial milestones over the next four years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q, and the audited financial statements and notes thereto as of and for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2007. Operating results are not necessarily indicative of results that may occur in future periods.

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, product development, cost savings initiatives, industry, economic and market conditions, financial condition, liquidity and capital resources and results of operations. In this report, for example, we make forward-looking statements regarding our expectations about revenue growth in DIS as we expand into new markets and continue to improve utilization rates within existing markets, growth in our ultrasound services, our efforts to obtain accreditation for our DIS hubs, the effects of changes to the Stark Law, the size and impact of potential Medicare and other third party payor reimbursement decreases, the roll-out of our multi-headed Cardius XPO camera into DIS and the value it represents to our customers, persistent pricing pressures affecting our sales of multi-headed gamma cameras, and continuing investments in research and development initiatives. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would,” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

First Quarter 2007 Financial Highlights

Our consolidated revenues were $17.5 million during the three months ended March 31, 2007 (“2007”), which represented a decrease of 7.5% over the comparable prior year period (“2006”) due to the decrease in revenue in both segments of our business. In DIS, revenue decreased 7.7% to $12.2 million, primarily due to DIS having phased out the delivery of stress agents. In the product business, revenue decreased 6.9% to $5.3 million. Consolidated net income for the quarter was $74,000, compared to a net loss of $2.8 million during the same period in 2006.

DIS began to phase out providing stress agents used in some imaging procedures in June 2006. As a result, we recognized no stress agent revenue in 2007 compared to $1.1 million recognized in 2006. As of March 31, 2007, our DIS segment operated in 22 states and the District of Columbia. DIS service days were unchanged at 3,461 in 2007 compared to 2006. Revenue per day was $3,524 for 2007 compared to $3,489 for 2006 (excluding the stress agent revenue we received in 2006). Our DIS gross margins in 2007 increased to 26.7% compared to 21.1% in 2006, due primarily to lower pharmaceutical costs and a reduction in depreciation expense.

As of March 31, 2007, DIS operated 82 mobile cameras compared to 80 cameras during the same period in 2006. In connection with our plan to upgrade our DIS camera fleet over the next few years, we placed 8 incremental triple-headed cameras into our DIS business in the first quarter of 2007, bringing the total number of such cameras in the fleet to 27. We continue to obtain additional hub accreditation to respond to the reimbursement requirements of some third party payors. As of March 31, 2007, we had obtained accreditation from the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories for 28 of our DIS hub locations.

Our product business delivered 19 gamma cameras in the first quarter of 2007, an increase of one system compared to 2006. Product revenue decreased over the prior year period by $0.4 million, primarily due to a change in the mix of cameras sold and reduced average selling prices due to continuing competitive pricing pressures. Product gross margins improved to 40.9% in 2007 compared to 28.0% during 2006, due primarily to reduced labor and overhead expenses and improved manufacturing yields. During the first quarter of 2007, we expanded our product portfolio by adding the XPO features already available on our Cardius-3 camera to the Cardius-1 and Cardius-2 cameras. Our new Cardius XPO camera series allows physicians to choose among single-, dual- and triple-head cameras to accommodate their practices’ speed and throughput needs, or to upgrade a single head camera to a dual or triple head configuration as their practice grows and changes. These cameras can image patients weighing up to 500 pounds and include our latest image acquisition and processing software.

Our Market

The target market for our products and services is comprised of approximately 26,000 cardiologists, the larger practices among the 130,000 internists and family practitioners, and hospitals in the United States that perform or could perform nuclear cardiac procedures. We estimate that there are approximately 8,000 internist practices with more than four internists. As of March 31, 2007, we have provided imaging services through DIS to approximately 600 physicians and physician groups, the majority of which are cardiologists, and have sold 477 cameras through our product segment.

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

We believe our market has been negatively affected by declining reimbursement, significant pricing pressures in the product business, and continuing efforts by some third party payors to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications, or disallowing reimbursement if imaging is performed with mobile or leased cameras. A number of companies have recently begun to market mobile nuclear imaging cameras for cardiac applications, and we believe competition from local or regional companies providing mobile imaging services has increased. We expect each of these trends to continue.

Revenue Sources

We generated revenues within two primary operating segments: our DIS business and our product sales business. Through DIS, we offer a comprehensive mobile imaging services leasing program as an alternative to purchasing a gamma camera or ultrasound machine for physicians who wish to perform nuclear imaging, echocardiography, vascular ultrasound or any combination of these procedures in their offices by leasing the imaging system, certified personnel and other support required to perform imaging in the physician office. The flexibility of our products and our DIS leasing service allows physicians more control over the diagnosis and treatment of their patients in their offices and to retain revenue from procedures they would otherwise refer elsewhere. We also offer DigiTech leases to customers who own one of our nuclear gamma cameras or ultrasound machines but wish us to provide staffing and other support services. DIS leasing services are primarily provided to cardiologists and internists. Physicians enter into annual contracts for imaging services delivered on a per-day basis. Our typical lease contracts provide service coverage ranging from once per month to three times per week, adjusted for holidays and vacations. We experience some seasonality in our DIS business related to summer slowdowns (principally relating to vacations), holidays and inclement weather. Historically, the DIS results have been most negatively affected by seasonality in the third quarter.

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

Trends and Drivers

We believe this quarter’s improved net income and gross margins in both our business segments are the results of our efforts to enhance operating efficiencies, lower material costs and reduce operating expenses. We expect these trends to continue, and to reap further labor cost reductions and camera reliability improvements as we continue to upgrade our DIS mobile camera fleet. We have also commenced the delivery of mobile ultrasound imaging services, a first step in diversifying our mobile service model.

The decrease in DIS revenue is primarily attributable to the decision to stop the delivery of stress agents, which contributed approximately $1.1 million to the results in the same quarter of 2006. The increase in the number of physicians who either bought their own cameras or switched to other mobile imaging service providers during the second half of 2006 continued during the first quarter of 2007. We attribute this trend to increasing competition from local and regional companies offering mobile imaging products or services.

We also note that there were Medicare reimbursement cuts of approximately 8.5% for 2007 as compared to 2006 for the imaging procedures most often performed by our physician customers.

In the product business, industry sources predict that the rate of decline of sales of cardiac-specific nuclear cameras will slow from an estimated 24% in 2006 to approximately 5% in 2007, and that purchases of multi-head cameras will far outpace those of single-head cameras. We believe pricing pressures persist in the cardiac-specific camera market, evidenced by the declining average selling price of nuclear cameras. We will continue to invest in research and development to improve the image quality, speed, reliability, cost structure and overall performance of our multi-headed cameras and software to counteract these pricing pressures. The hospital market has expressed a renewed interest in our general purpose single-head camera, and we expect to continue to sell more cameras into this market in 2007.

Results of Operations

The following table sets forth our results from operations, expressed as percentages of revenues for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006
Revenues:
DIS	69.5%	69.7%
Product	30.5	30.3

Total revenues	100.0	100.0
Total cost of revenues	69.0	76.8

Gross profit	31.0	23.2
Operating expenses:
Research and development	4.5	5.8
Sales and marketing	12.0	13.0
General and administrative	16.9	21.8

Total operating expenses	33.4	40.6

Loss from operations	(2.4)	(17.4)
Other income (expense)	2.8	2.6

Net income (loss)	0.4%	(14.8)%

Comparison of Three Months Ended March 31, 2007 and 2006

Revenues

Consolidated. Consolidated revenue was $17.5 million for 2007, which represents a decrease of $1.4 million, or 7.5% over 2006, primarily as a result of the discontinuation of the sale of stress agents by DIS in June 2006, and a decline in product segment revenue associated with our selling a higher number of used and lower-priced cameras at a reduced average selling price. DIS and product revenue accounted for 69.5% and 30.5%, respectively, of total revenues for 2007, compared to 69.7% and 30.3%, respectively, for 2006. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue in future periods.

DIS. Our DIS revenue decreased to $12.2 million for 2007, which represents a decrease of $1.0 million, or 7.7%, over the prior year quarter. This decrease was primarily the result of our decision to discontinue the sale of stress agents in June 2006 (stress agent revenue was $1.1 million for 2006). We seek to increase our DIS revenue by broadening our services to include ultrasound imaging, penetrating existing markets and expanding into new markets. Any growth will fluctuate, however, based on seasonality stemming from physician vacations, holidays, and incleme+6nt weather and from the start up time required as we enter new geographic areas.

Product. Our product revenue decreased to $5.3 million for 2007, representing a decrease of $0.4 million, or 6.9%, over the prior year quarter. The decrease in product revenue is attributable to a decline in the average selling prices for our gamma cameras and selling more used cameras in 2007 than in 2006.

Gross Profit

Consolidated. Consolidated gross profit was $5.4 million for 2007, representing an increase of $1.0 million or 23.9%, compared to the prior year quarter. The increase in consolidated gross profit is principally the result of our efforts to improve operational efficiencies and lower material costs as well as to improve product reliability and serviceability. Consolidated gross profit as a percentage of revenue increased to 31.0% for 2007 from 23.2% for 2006.

DIS. Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with the provision of services. Cost of DIS revenue decreased to $8.9 million for 2007, representing a decrease of $1.5 million, or 14.3%, over the prior year quarter, primarily a result of the decrease in revenue. DIS gross profit increased to $3.3 million for 2007, which represents an increase of $0.5 million, or 17.0%. DIS gross profit as a percentage of revenue increased to 26.7% for 2007 from 21.1% for 2006, primarily as a result of a reduction in radiopharmaceutical costs and a reduction in depreciation expense.

Product. Cost of goods sold primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Warranty costs are charged to cost of goods sold in the period our cameras are sold and are based on our historical experience with failure rates and repair costs. Cost of goods sold was $3.2 million for 2007, representing a decrease of $1.0 million, or 23.5%, compared to the prior year quarter. Product gross profit increased to $2.2 million for 2007 as compared to $1.6 million for 2006. Product gross profit as a percentage of revenue increased to 40.9% for 2007 from 28.0% for 2006. Product margin improvement is due to a reduction in material costs and an improvement in operating efficiency.

Operating Expenses

Research and Development. Research and development expenses consist primarily of costs associated with the design, development, testing, and enhancement of our products. The primary costs are salaries and fringe benefits, development material costs, facility and overhead costs, consulting fees, and non-recurring engineering costs. Research and development expenses were $0.8 million for 2007, which represents a decrease of $0.3 million, or 28.6%, over the prior year quarter. This was primarily attributable to a reduction in the number of research personnel and decreased spending on indirect materials associated with new product development. Research and development expenses were 4.5% of total revenue for 2007 compared to 5.8% for 2006. In the future, we expect to maintain our investment in research and development as we innovate and seek to improve our existing technology.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and trade show costs. Sales and marketing expenses were $2.1 million for 2007, representing a decrease of $0.4 million or 14.7%, over the prior year quarter, primarily as a result of a reduction in personnel and travel costs and trade show expenses. Sales and marketing expenses were 12.0% of total revenue for 2007 compared to 13.0% for 2006. We expect to increase our sales and marketing efforts as we expand into new territories and launch a marketing program for echocardiography and vascular ultrasound.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for finance, accounting, human resources and other personnel, and legal and other professional fees and insurance. General and administrative expenses were $3.0 million for 2007, representing a decrease of $1.2 million or 28.0%, over the prior year quarter. In 2006, the cost of certain personnel was shifted from general and administrative expenses to cost of goods sold to reflect the change in the nature of their job responsibilities. Additionally, we experienced a $166,000 reduction in stock based compensation costs as well as lower legal costs, and our cost reduction efforts have resulted in a lower level of spending associated with recruiting, consulting fees, and other outside services. General and administrative expenses were 16.9% of total revenue for 2007 compared to 21.8% for 2006.

Other Income (Expense)

Other income (expense) consists primarily of interest income, net of interest and other expenses. Other income was essentially unchanged for both periods presented.

Net Income (Loss)

Our net income was $0.1 million for 2007 compared to a net loss of $2.8 million for 2006, primarily as a result of the factors described above.

Liquidity and Capital Resources

We require capital principally for debt service, capital expenditures and working capital to finance accounts receivable and inventory. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of deliveries and the payment cycles of our customers. Our capital expenditures consist primarily of DIS nuclear cameras, ultrasound machines, vans, and computer hardware and software. As of March 31, 2007, we had cash, cash equivalents and investments of $39.8 million. We currently invest our cash reserves in money market funds, high-grade auction rate securities and U.S. government or corporate debt securities. Based upon our current level of expenditures, we believe our current working capital together with cash flows from operating activities, will be adequate to meet our anticipated cash requirements for working capital, debt service and capital expenditures for at least the next 12 months.

Net cash used in operations totaled $2.6 million for the three months ended March 31, 2007, despite positive cash flow from net income and non-cash charges (including depreciation, amortization and stock-based compensation). The cash used in operations is due to increases in both receivables and inventory and the reduction of accounts payable and accrued compensation. The increase in receivables reflects the increase in revenue activity at the end of the first quarter as compared to the previous quarter, while the increase in inventory is primarily associated with an increase in finished goods. The decrease in accounts payable reflects routine fluctuation in vendor activity and the decrease in accrued compensation is primarily associated with the payment of year end bonuses to our employees. Net cash provided by investing activities amounted to $2.3 million for the three months ended March 31, 2007, and is comprised of the cash flow from net maturities of securities available-for-sale of $4.3 million partially offset by $2.0 million of capital expenditures primarily associated with our DIS operations. Net cash used by financing activities amounted to approximately $22,000 for the three months ended March 31, 2007, and represents the repayment of capital lease obligations, net of proceeds arising from the exercise of stock options.

On May 1, 2007, we acquired substantially all of the assets of Ultrascan, Inc. (“Ultrascan”) in exchange for cash consideration of $7.25 million and the assumption of debt obligations totaling $1.5 million. We repaid the debt obligations at the time of the acquisition. Additional consideration, payable in cash and common stock, of up to $3.85 million may be payable to the seller or its designees in the event that Ultrascan achieves certain financial milestones over the next four years.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition and inventory valuation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

There were no significant changes during the quarter ended March 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

New accounting requirement. Effective January 1, 2007, we adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109”, or FIN No. 48, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows. We do not anticipate that the adoption of FIN No. 48 will have a material effect on our effective tax rate in future periods.

Corporate Information

As of March 31, 2007, we hold trademark registrations in the United States for the following marks: 2020tc Imager®, CardiusSST®, Digirad®, Digirad Logo®, Digirad Imaging Solutions®, FlexImaging®, Cardius®, SPECTour®, DigiServ®, DigiTech®, SPECTpak Plus® and Solidium®. We have trademark applications pending in the United States for the following marks: SeeQuanta™, AcqSmart™, Stasys™, Cardius X-Act™, and TruAcq CountBased Imaging™. We have obtained and sought trademark protection for some of these listed marks in the European Community and Japan.

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

Changes in Internal Control over Financial Reporting.

In addition, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal controls over financial reporting that has occurred during our last fiscal quarter that has materially affected, or is reasonably likely to affect materially, our internal controls over financial reporting. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

Our industry is highly competitive.

The nuclear imaging industry is highly competitive, subject to rapid change and significantly affected by new product introductions and market activities of other industry participants. Our primary competitors with respect to nuclear imaging systems include Philips Medical Systems, General Electric Healthcare, Siemens Medical Systems and Toshiba Medical Systems. All of these competitors offer a full line of imaging cameras for each diagnostic imaging technology, including x-ray, magnetic resonance imaging, computerized tomography, ultrasound and nuclear medicine, as well as hybrid modalities that combine, for example, the technologies of positron emission tomography, or PET, with computed tomography, or CT. Many of our competitors and potential competitors enjoy significant advantages over us, including significantly greater name recognition and financial, technical, service and marketing resources; established relationships with healthcare professionals, customers and third-party payors; established distribution networks; technical features our current products do not possess; multiple product lines and the ability to offer rebates or bundle products to offer discounts or incentives; and greater resources for product development, sales and marketing.

Certain medical device companies are developing solid-state cameras that may compete with our product offerings. A privately-held company, Gamma Medica, is marketing a solid-state gamma camera for breast imaging. A second company, Spectrum Dynamics, has demonstrated a proof-of-concept solid-state gamma camera that we believe it may market in the cardiac segment, and a third company, Spectrica, is marketing a mobile cardiac camera based on vacuum tube technology. We anticipate that additional companies will dedicate significant resources to developing competing products and services that may demonstrate better image quality, ease of use or mobility than our imaging systems. If we are unable to compete effectively against our existing and future competitors, our sales will decline and our business will be harmed.

In providing DIS lease services, we compete against small businesses employing traditional vacuum tube cameras that cannot be moved in and out of physician offices. We also compete against physicians and companies that use Digirad cameras in local, regional and national mobile imaging businesses, some of which have the advantage of a lower cost structure, and competition from these mobile operations is likely to increase. In addition, we compete against imaging centers that install nuclear gamma cameras and make them available to referring physicians in their geographic vicinity. If these competitors are able to win significant portions of our business, our sales will decline and our business will be harmed.

The competitive nature of the nuclear imaging industry has affected the volume of both our camera sales and our leasing services, and the pricing of our gamma cameras. We anticipate that these pressures will continue.

If the market for nuclear imaging cameras continues to decrease, or if we are not successful in expanding our market share or product and service offerings, our revenues will decline and our business will be harmed.

The National Electrical Manufacturers Association, or NEMA, estimates that sales of nuclear imaging equipment, excluding maintenance revenue, declined approximately 10% in 2006. We believe this decline may be attributable to concerns about reimbursement changes and the increasing adoption of alternative imaging modalities, such as magnetic resonance imaging, computerized tomography, positron emission tomography, and hybrids among these modalities. We believe our market has been negatively affected by declining reimbursement, significant pricing pressures in the product business, increased competition in the mobile imaging business and increasing reimbursement restrictions. We expect each of these trends to continue.

If these trends continue and we are unable to offset their effects on our business by expanding our market share or successfully introducing alternative products and services, our business will be significantly harmed.

Changes in coverage and reimbursement policies of third-party payors may adversely impact our ability to market and sell our products and services.

Private third-party payors continue to act to contain or reduce healthcare costs through various means, including the movement to managed care systems where healthcare providers contract to provide comprehensive healthcare for a fixed fee per patient. A number of third party payors in geographic locations currently served by us issued guidelines preventing our physician customers from obtaining reimbursement for procedures they perform unless they own or lease our cameras on a full time basis. These and other payors are also requiring physicians to be accredited by either the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories (ICANL) or by the American College of Radiology, and to meet certain other privileging standards. Some of these privileging standards also exclude physicians who are not radiologists or cardiologists from obtaining reimbursements for nuclear imaging procedures. An increasing number of our DIS customers are non-cardiologists who would not currently meet the certifications required by payors in certain geographic areas. We have obtained accreditation from the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories for 28 of our hub locations to address certification requirements, but we cannot assure you that we will be successful in obtaining additional certifications, or that obtaining them will satisfy the requirements of these payors. We also cannot assure you that these third party payor guidelines will be changed, or that they will not be adopted by other third party payors, including Medicaid and Medicare. These continued efforts to restrict reimbursement have resulted in the denial of reimbursement in some instances. An increase in such denials will negatively affect our DIS business and product sales.

If we acquire new or complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete those acquisitions or to successfully integrate them in a cost-effective and non-disruptive manner.

Our success depends on our ability to continually enhance and broaden our product and service offerings in response to changing customer demands, competitive pressures and technologies. We may choose to pursue collaborations or acquisitions instead of developing businesses, products or technologies ourselves. We cannot assure you, however, that we would be able to successfully complete any acquisition or that we would be able to successfully integrate any acquired business, product or technology into our company in a cost-effective and non-disruptive manner. Furthermore, there is no certainty that we would be able to attract, hire or retain key employees associated with any acquired businesses, products or technologies.

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

Hiring qualified management and technical personnel will be difficult due to the limited number of qualified candidates. Competition for these types of employees, particularly nuclear imaging technologists and engineers, is intense in the medical imaging field. Failure to attract, hire and retain key personnel could have an adverse effect on our business, financial condition and results of operations. For the quarter ended March 31, 2007, we experienced an 11.1% rate of employee turnover for the combined service and product segments. If we are unable to improve upon this metric, our business and financial condition may continue to be adversely affected.

Our imaging systems and DIS services may become obsolete, and we may not be able to timely develop new products, product enhancements or services that will be accepted by the market.

Our nuclear imaging systems and DIS services may become obsolete or unmarketable if other products or services utilizing new technologies or the development of hybrid imaging modalities are introduced by our competitors or new industry standards emerge. We cannot assure you that any future products and enhancements will be accepted by the market. To be successful, we will need to enhance our products or services and to design, develop and market new products that successfully respond to competitive developments, all of which may be expensive and time consuming.

The success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to properly identify and anticipate physician and patient needs; develop new products or enhancements in a timely manner; obtain the necessary regulatory approvals or clearances for new products or product enhancements in a timely manner; provide adequate training to users of our products; price our products competitively; obtain required licensure; continue to offer cost-competitive products and services despite increasing reimbursement restrictions and pricing pressures; comply with changing or new regulatory requirements; and develop an effective marketing, sales and distribution network.

If we are unable to meet these requirements, our business, financial condition and results of operations will suffer. In addition, even if our customers acquire new products, services or product enhancements, the revenues from such sales may not be sufficient to offset the significant costs associated with developing and offering such products, services or enhancements to customers. In addition, any announcements of new products, services or enhancements may cause customers to decline or cancel their purchasing decisions in anticipation of replacements.

If we are unable to expand our DIS business, our growth rates could be significantly diminished and our business could be materially harmed.

We plan to grow our DIS business by expanding into new states, adding new hub locations in states in which we currently operate and increasing existing hub utilization by adding physician customers and routes. Our progress in expanding into new geographies has been slower than anticipated, our hub utilization and customer density in some geographies have decreased, and we cannot assure you that we will be able to sell our leasing services at the rates we anticipate, or that physicians or hospitals in these new markets will accept our imaging products or services. Our expansion into additional markets is subject to inherent risks, including those associated with compliance with applicable state laws and regulations. We may find the laws of states in which we do not currently operate preclude us from operating our DIS business, or require us to change the structure in which we operate our DIS business in such states. Our inability to expand into new markets for any of these reasons could diminish our prospects for growth and profitability.

Because our imaging systems and DIS services are not widely diversified, a decrease in sales of our products and leasing services could seriously harm our business.

Our current product and service offerings consist primarily of our line of gamma cameras, including our Cardius-1, Cardius-2, and Cardius-3 XPO Series, 2020tc Imager and SPECTpak PLUS camera systems, all designed for use in the nuclear imaging market segment. In addition, our DIS mobile imaging leasing service utilizes our own line of cameras and at present is focused nearly exclusively on nuclear cardiology. As such, our line of products and services is not as diversified as those of some of our competitors. If the sales of our products or leasing services decline, our business would be seriously harmed, and it would likely be difficult for us to sustain our business while seeking to develop new types of products or services or other markets for our existing products and services. In addition, because our technical know-how and intellectual property have limited applications, we may be unable to leverage these assets to diversify our products and services or to develop other products or sources of revenue outside of the nuclear imaging market.

If we experience problems with the technologies used in our imaging systems or if delivery of our DIS services is delayed, public perception of our products and service offerings could be harmed and we may lose customers and revenue.

We have experienced some reliability issues with our camera detector heads and other parts of our imaging systems, and some of the cameras in our DIS fleet are more than four years old. Although we have embarked on a program to upgrade our fleet over a three year horizon, as the period of use of our cameras increases, other significant defects may occur. Additionally, physicians rely on our DIS services to provide nuclear imaging procedures to their patients on the dates and at the times they have leased. Many factors could prevent us from delivering our DIS services on a timely basis, including equipment failures, unanticipated problems with our mobile Cardius-3XPO camera, weather and the availability of staffing, transportation and necessary supplies. If we are unable to provide physicians or hospitals our DIS services in a timely and efficient manner, our business would be harmed.

We are subject to the financial risks associated with providing services through our DIS business.

There are numerous risks associated with any leasing arrangement, including the possibility that physicians may fail to pay us because of general economic and business conditions, the availability of reimbursement or other reasons. In addition, a number of our DIS customers decide to purchase their own cameras, made by us or by one of our competitors, rather than continue to use our DIS leasing service. If purchases by DIS customers of cameras made by our competitors were to increase, our business and financial condition could be adversely affected. In addition, the number of customers who have canceled or failed to renew their lease contracts recently has increased, and our business may be significantly harmed if this trend continues.

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

Our future revenue growth will depend in large part on our success in maintaining and expanding our marketing, sales and distribution channels, which is an expensive and time-consuming process. We are highly dependent upon the efforts of our sales force and third-party distributors to increase our revenue. We use three independent distributors in the United States and an independent, international sales distributor to market, sell and distribute our products and services. Our domestic third-party distributors are generally permitted to market, sell and distribute competing imaging products that are used or refurbished and meet specified age requirements. Our international distributors are prohibited from promoting or distributing any other gamma camera product, but not prohibited from offering competing services. We face intense competition for qualified sales employees and may be unable to hire, train, manage and retain such personnel, which could adversely affect our ability to maintain and expand our marketing, sales and distribution network. If we are unable to maintain and expand our direct and third-party marketing, sales and distribution networks, we may be unable to sell enough of our products and imaging services for our business to be profitable and our financial condition and results of operations will likely suffer.

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

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. In the U.S., the FDA regulates virtually all aspects of a medical device’s testing, manufacture, safety, labeling, storage, recordkeeping, reporting, promotion and distribution. Our failure to comply with those regulations could lead to the imposition of administrative or judicial sanctions, including Warning Letters, injunctions, suspensions or the loss of regulatory clearances or approvals, product recalls, termination of distribution, product seizures, injunctions, criminal sanctions or closure of our manufacturing facilities. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. Commercial distribution of a new medical device generally requires 510(k) clearance or an approved PMA. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to a legally marketed predicate device. The PMA approval process is more costly, lengthy and uncertain than the 510(k) clearance process, and must be supported by extensive data, including data from preclinical studies and human clinical trials. We cannot assure you that we will receive marketing clearance or PMA approval for any of our new products or product enhancements, or that significant delays in the introduction of any new products or product enhancements may not occur. While we have not been required to obtain PMA approval for any of our products, we may in the future have to undergo the lengthier, burdensome, and expensive PMA approval process. Further, pursuant to FDA regulations, we can only market our products for cleared or approved uses.

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

Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or, possibly, approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. If the FDA requires us to seek 510(k) clearance or PMA approval for modification of a previously cleared product for which we have concluded that no clearances or approvals are necessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Further, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective. Any recall or FDA requirement for which we seek additional approvals or clearances could result in delays, fines, costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA, any of which would harm our business.

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

For these reasons, quarterly and annual sales and operating results may vary significantly in the future and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. We cannot assure you that our sales will increase or be sustained in future periods. We have experienced, and may continue to experience, significant, unanticipated quarterly and annual losses. Because of these and other factors, our operating results in one or more future reporting periods may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline significantly.

We have incurred significant and recurring operating losses since our inception in 1985 and we may incur such losses and increased operating expenses in the near term.

We have incurred significant cumulative net losses since our inception in November 1985 and may incur such losses and increased operating expenses in the near term as we, among other things, expand our DIS business, increase marketing, sales and distribution of our current products, and conduct research and development to develop next-generation products and to enhance our existing products.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation
3.2(2)	Restated Bylaws
4.1(3)	Form of Specimen Stock Certificate
4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended
10.1(1)	Digirad Corporation 2004 Stock Incentive Plan as Amended and Restated April 27, 2006
10.2	Asset Purchase Agreement by and between Digirad Corporation, Digirad Imaging Solutions, Inc., Digirad Ultrascan Solutions, Inc. and Ultrascan, Inc. dated May 1, 2007†
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2006.
(2)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2004.

(3)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter.
(4)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIRAD CORPORATION

Date: May 7, 2007	By:	/s/ MARK L. CASNER
Mark L. Casner President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2007	By:	/s/ TODD P. CLYDE
Todd P. Clyde Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation
3.2(2)	Restated Bylaws
4.1(3)	Form of Specimen Stock Certificate
4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended
10.1(1)	Digirad Corporation 2004 Stock Incentive Plan as Amended and Restated April 27, 2006
10.2	Asset Purchase Agreement by and between Digirad Corporation, Digirad Imaging Solutions, Inc., Digirad Ultrascan Solutions, Inc. and Ultrascan, Inc. dated May 1, 2007†
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2006.
(2)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2004.
(3)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter.
(4)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2004.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Commission.