Form 10-Q
period 2007-09-30
DIGIRAD CORP
filed 2007-10-25
CIK 707388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of October 9, 2007, the registrant had 18,861,398 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Digirad Corporation

Consolidated Balance Sheets

(In thousands, except par value amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,364	$10,070
Securities available-for-sale	21,457	34,256
Accounts receivable, net	10,539	7,534
Inventories, net	5,060	5,860
Other current assets	1,438	1,499

Total current assets	47,858	59,219
Property and equipment, net	15,935	9,570
Other intangible assets, net	2,999	428
Goodwill	2,650	—
Restricted cash	60	60

Total assets	$69,502	$69,277

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,040	$2,643
Accrued compensation	2,936	3,650
Accrued warranty	930	788
Other accrued liabilities	3,171	3,306
Deferred revenue	2,811	2,775
Current portion of long-term debt	204	269

Total current liabilities	13,092	13,431
Long-term debt, net of current portion	2	99
Deferred rent	251	302
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized at September 30, 2007 and December 31, 2006; no shares issued or outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.0001 par value: 80,000 shares authorized at September 30, 2007 and December 31, 2006; 18,836 and 18,795 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	2	2
Additional paid-in capital	152,378	151,539
Accumulated other comprehensive income (loss)	58	(91)
Accumulated deficit	(96,281)	(96,005)

Total stockholders’ equity	56,157	55,445

Total liabilities and stockholders’ equity	$69,502	$69,277

See accompanying notes.

Digirad Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
DIS	$13,500	$11,388	$39,020	$38,008
Product	5,274	5,314	16,104	16,671

Total revenues	18,774	16,702	55,124	54,679
Cost of revenues:
DIS	10,166	8,681	28,771	29,080
Product	3,834	3,937	10,327	11,450

Total cost of revenues	14,000	12,618	39,098	40,530

Gross profit	4,774	4,084	16,026	14,149
Operating expenses:
Research and development	868	1,036	2,441	3,249
Sales and marketing	1,624	2,272	5,661	6,797
General and administrative	3,037	3,455	9,126	11,689
Amortization of intangible assets	217	6	326	35

Total operating expenses	5,746	6,769	17,554	21,770

Loss from operations	(972)	(2,685)	(1,528)	(7,621)
Other income (expense):
Interest income	388	537	1,254	1,599
Interest expense	(7)	(18)	(31)	(65)
Other	3	32	29	(54)

Total other income	384	551	1,252	1,480

Net loss	$(588)	$(2,134)	$(276)	$(6,141)

Net loss per common share – basic and diluted	$(0.03)	$(0.11)	$(0.01)	$(0.33)

Shares used in computing net loss per common share:
Weighted average shares outstanding – basic and diluted	18,829	18,782	18,821	18,751

See accompanying notes.

Digirad Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2007	2006
Operating activities
Net loss	$(276)	$(6,141)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,162	3,554
Amortization and write-off of intangibles	329	57
Net loss on disposal of assets	16	165
Amortization of premium on securities available-for-sale	24	107
Stock-based compensation	817	1,389
Changes in operating assets and liabilities:
Accounts receivable	(2,052)	974
Inventories	800	(668)
Other assets	115	(170)
Accounts payable	394	9
Accrued compensation	(873)	272
Accrued warranty, deferred rent and other accrued liabilities	(44)	(921)
Deferred revenue	36	(53)

Net cash provided by (used in) operating activities	2,448	(1,426)
Investing activities
Payments made in connection with a business acquisition, net	(8,804)	—
Purchases of securities available-for-sale	(2,805)	(18,507)
Maturities of securities available-for-sale	15,726	11,950
Purchases of property and equipment	(7,093)	(3,245)
Patents and other assets	—	(94)

Net cash used in investing activities	(2,976)	(9,896)
Financing activities
Issuances of common stock	21	40
Repayment of obligations under capital leases	(199)	(653)

Net cash used in financing activities	(178)	(613)

Net decrease in cash and cash equivalents	(706)	(11,935)
Cash and cash equivalents at beginning of period	10,070	16,303

Cash and cash equivalents at end of period	$9,364	$4,368

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Intercompany accounts have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year. For further information see our consolidated financial statements and related disclosures thereto for the year ended December 31, 2006 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Net Loss Per Share (share data in thousands)

We calculate net loss per share in accordance with the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“SFAS 128”). SFAS 128 requires presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted earnings per share when their effect is dilutive.

2. Financial Statement Details

Inventories consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$2,024	$2,985
Work-in-progress	3,337	3,316
Finished goods	668	471

	6,029	6,772
Less reserves for excess and obsolete inventories	(969)	(912)

	$5,060	$5,860

Property and equipment consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Machinery and equipment	$28,229	$21,276
Computers and software	4,068	3,446
Leasehold improvements	765	749
Furniture and fixtures	196	158

	33,258	25,629
Less accumulated depreciation and amortization	(17,323)	(16,059)

	$15,935	$9,570

Other accrued liabilities consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Radiopharmaceuticals and consumable medical supplies	$649	$579
Professional fees	469	495
Outside services and consulting	290	454
Customer deposits	314	355
Facilities and related costs	376	279
Travel expenses	220	244
Sales and property taxes payable	439	236
Other accrued liabilities	414	664

	$3,171	$3,306

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

The activities in our warranty reserve are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$949	$789	$788	$825
Charges to cost of revenues	415	289	1,357	744
Applied to liability	(434)	(254)	(1,215)	(745)

Balance at end of period	$930	$824	$930	$824

4. Comprehensive Loss

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income (“SFAS 130”), requires us to report, in addition to net loss, comprehensive loss and its components. Comprehensive loss consists of the following components (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss, as reported	$(588)	$(2,134)	$(276)	$(6,141)
Unrealized gains on marketable securities	84	178	149	80

Comprehensive loss	$(504)	$(1,956)	$(127)	$(6,061)

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

For purposes of accounting for stock-based compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. There were no significant modifications to our share-based employee payment plans during the periods presented that resulted in any incremental compensation cost. As of September 30, 2007, $1.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our various plans is expected to be recognized over a weighted average period of 2 years.

Following is a summary of stock-based compensation costs, by income statement classification (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Cost of DIS revenue	$17	$33	$61	$125
Cost of product revenue	17	24	60	66
Research and development	18	41	62	129
Sales and marketing	2	89	67	237
General and administrative	145	157	574	832

	$199	$344	$824	$1,389

6. Acquisition

On May 1, 2007, we completed the acquisition of substantially all of the assets and liabilities of Ultrascan, Inc. (“Ultrascan”), a provider of ultrasound imaging systems and services to physicians’ offices and hospitals, in exchange for cash consideration of $7.2 million, the assumption of debt obligations totaling $1.5 million, and direct transaction costs of $0.1 million. The aggregate purchase price was based, in part, on a valuation of the acquired working capital, which was finalized during the third quarter. Additional consideration, payable in cash and common stock, of up to $3.9 million may be payable to the seller, or its designees, in the event that certain financial milestones are achieved over a four year period commencing on the date of the acquisition. The additional consideration will be added to goodwill if and when it is earned. We repaid all assumed debt obligations at the closing of the acquisition. We acquired Ultrascan for purposes of expanding and diversifying our service offering. The Ultrascan results of operations are included in our DIS segment in our consolidated financial statements beginning on the date of the acquisition.

In connection with this transaction, we used a third party specialist to assist us in the valuation of the intangible assets acquired in order to allocate the purchase price in accordance with the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). We accounted for this acquisition under the purchase method of accounting, and accordingly, the purchased assets and liabilities were initially recorded at their estimated fair values at the date of the acquisition. The value of these assets and liabilities were then adjusted during the third quarter to reflect their final fair values and the final purchase price. The aggregate purchase price exceeded the acquired net tangible assets by approximately $5.6 million, which has been allocated to intangible assets with finite lives (customer relationships and covenants not to compete) and goodwill in accordance with SFAS 141. The intangible assets are being amortized over their respective estimated useful lives of seven and five years. The purchase price was allocated as follows (in thousands):

Fair value of net tangible assets acquired and liabilities assumed
Accounts receivable, net	$953
Other current assets	54
Fixed assets	2,409
Accounts payable and accrued compensation	(162)

3,254
Fair value of identifiable intangible assets acquired:
Customer relationships	2,600
Covenants not to compete	300

2,900
Goodwill	2,650

Total purchase price	$8,804

The accompanying consolidated statement of operations for the three and nine months ended September 30, 2007 reflects the operating results of Ultrascan since the date of the acquisition. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be an indicator of the results of operations that would have actually resulted had the acquisition occurred on January 1, 2007, or of future results of operations. Assuming the acquisition of Ultrascan occurred on January 1, 2007, the pro forma unaudited results of operations would have been as follows for the nine months ended September 30, 2007:

Nine months ended September 30, 2007
Revenues	$57,755
Net loss	(553)
Net loss per share	(0.03)

There would be no change to the results of operations for the three months ended September 30, 2007 as Ultrascan was fully integrated in the month of May.

7. Intangible Assets and Goodwill

The components of intangible assets and goodwill consisted of the following (in thousands):

	September 30, 2007
	Estimated Useful Life (years)	Gross Amount	Accumulated Amortization	Net Book Value
Intangibles subject to amortization:
Customer relationships	7	$2,600	$283	$2,317
Covenants not to compete	5	300	25	275
Patents	15	496	122	374
Trademarks	15	56	23	33

Total		$3,452	$453	$2,999

Intangibles not subject to amortization:
Goodwill		2,650	—	2,650

Total intangibles and goodwill:		$6,102	$453	$5,649

	December 31, 2006
	Estimated Useful Life (years)	Gross Amount	Accumulated Amortization	Net Book Value
Intangibles subject to amortization:
Patents	15	$499	$107	$392
Trademarks	15	56	20	36

Total intangibles and goodwill:		$555	$127	$428

The aggregate amortization expense for the three and nine months ended September 30, 2007 was $217,000 and $326,000, respectively. Estimated future amortization expense related to intangible assets with finite lives at September 30, 2007 is as follows:

In Thousands
2007 (remaining 3 months)	$191
2008	714
2009	589
2010	438
2011	342
2012	241
Thereafter	484

Total	$2,999

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

Segment results are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Gross profit by segment:
DIS	$3,334	$2,707	$10,249	$8,928
Product	1,440	1,377	5,777	5,221

Consolidated gross profit	$4,774	$4,084	$16,026	$14,149

Income (loss) from operations by segment:
DIS	$(89)	$(1,224)	$236	$(3,738)
Product	(883)	(1,461)	(1,764)	(3,883)

Consolidated loss from operations	$(972)	$(2,685)	$(1,528)	$(7,621)

Depreciation and amortization of intangible assets by segment:
DIS	$1,221	$806	$2,771	$2,736
Product	244	258	717	854

Consolidated depreciation and amortization	$1,465	$1,064	$3,488	$3,590

Identifiable assets by segment:
DIS	$28,498	$13,604	$28,498	$13,604
Product	41,004	54,928	41,004	54,928

Consolidated assets	$69,502	$68,532	$69,502	$68,532

9. Commitments and Contingencies

Compliance with Laws and Regulations

We are directly, or indirectly through our clients, subject to extensive regulation by the federal government, the states and foreign countries in which we conduct business. The healthcare laws applicable to us are complex and are subject to variable interpretations. We have established a compliance program to identify any compliance issues, correct any identified issues and assist us in remaining in compliance with the applicable healthcare laws, and have instituted other safeguards intended to help prevent any violations of the laws and to remedy any situations that could give rise to violations. We can provide no assurance that these measures will be successful in preventing compliance violations and the resulting fines, penalties or damages.

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

10. Income Taxes

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows. At January 1, 2007, we had net deferred tax assets of $36.8 million. These deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation has been established to offset our net deferred tax assets. Additionally, the future utilization of our NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. Until we have determined whether such an ownership change has occurred, and until the amount of any limitation becomes known, no amounts are being presented as an uncertain tax position in accordance with FIN 48. Management believes that the amount subject to limitation could be significant. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

We file income tax returns in the U.S. and in various state jurisdictions. We are no longer subject to income tax examination by tax authorities for years prior to 2003; however, our NOL and R&D carryforwards arising prior to that year are subject to adjustment. Our policy is to recognize interest and penalties related to income tax matters as a component of income tax expense.

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

This report includes various forward-looking statements that are subject to risks and uncertainties, many of which are beyond our control. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” Forward-looking statements discuss matters that are not historical facts. Forward-looking statements include, but are not limited to, discussions regarding our operating strategy, growth strategy, product development, cost savings initiatives, industry, economic and market conditions, financial condition, liquidity and capital resources and results of operations. In this report, for example, we make forward-looking statements regarding our expectations about revenue growth in DIS as we expand into new markets and continue to improve utilization rates within existing markets, growth in our ultrasound services, integration of Ultrascan and the resultant expansion of our services, competition in local and regional markets, our efforts to obtain accreditation for our DIS hubs, the effects of changes to the Stark Law, the size and impact of potential Medicare and other third party payor reimbursement decreases, the roll-out of our multi-headed Cardius XPO camera into DIS and the value it represents to our customers, persistent pricing pressures affecting our sales of gamma cameras, our expectation regarding future sales of our general purpose single-head camera, our expectation regarding international revenues and continuing investments in research and development initiatives. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would,” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise unless required by law.

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

Financial Highlights

Our consolidated revenues were $55.1 million during the nine months ended September 30, 2007 (“2007”), which represented an increase of $0.4 million, or 0.8%, over the comparable prior year period (“2006”) due to the increase in revenue in our DIS segment. DIS revenue increased $1.0 million, or 2.7%, to $39.0 million, primarily due to expanding our ultrasound imaging services through the recently acquired assets from Ultrascan, Inc. (“Ultrascan”) on May 1, 2007 (see Note 6 of the condensed consolidated financial statements included in Part I, Item 1) which offset the decrease in revenue resulting from our decision to phase out the delivery of stress agents in June of 2006 to our DIS customers. As a result, we have not recognized any stress agent revenue in 2007 compared to $2.0 million in 2006. In the product business, revenue decreased $0.6 million, or 3.4%, to $16.1 million due to a change in product mix and to a lesser degree, lower average sales prices of our gamma cameras. Our consolidated net loss for the nine months ended September 30, 2007 was $0.3 million compared to a net loss of $6.1 million during the same period in 2006, primarily due to lower operating expenses as we streamlined the research and development and general and administrative initiatives during the fourth quarter of 2006.

As of September 30, 2007, our DIS segment operated 135 nuclear and ultrasound systems in 22 states and the District of Columbia. On May 1, 2007, we acquired all the assets and assumed some liabilities and debt from Ultrascan, expanding our ultrasound services primarily in the Southeast. DIS imaging system utilization was 62% during the three months ended September 30, 2007 compared to 51% during the same period of 2006. Our DIS gross margins in 2007 increased to 26.3% compared to 23.5% in 2006, due primarily to lower pharmaceutical costs, lower depreciation expense and more efficient labor costs.

As of September 30, 2007, DIS operated 91 nuclear cameras compared to 83 as of September 30, 2006. In connection with our plan to upgrade our DIS nuclear camera fleet over the next few years, we placed 36 additional multi-headed cameras into our DIS business in 2007, bringing the total number of such cameras in the fleet to 55. We continue to obtain additional hub accreditation to respond to the reimbursement requirements of some third party payors. As of September 30, 2007, we had obtained accreditation from the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories for 28 of our 31 DIS hub locations requiring accreditation. We are also in the process of submitting an application to obtain ultrasound imaging accreditation through the Intersocietal Commission for the Accreditation of Echocardiography Laboratories.

Our product business has delivered 55 gamma cameras in 2007, an increase of one system compared to 2006. Product revenue decreased as compared to the prior year period by $0.6 million, primarily due to a change in the mix of cameras sold and reduced average selling prices due to continuing competitive pricing pressures. Product gross margins improved to 35.9% in 2007 compared to 31.3% during 2006, primarily as a result of lower material, labor and overhead expenses and improved manufacturing yields. During 2007, we expanded our product portfolio by adding the XPO features already available on our Cardius-3 camera to the Cardius-1 and Cardius-2 cameras. Our new Cardius XPO camera series allows physicians to choose among single-, dual- and triple-head cameras to accommodate their practices’ speed and throughput needs, or to upgrade a single-head camera to a dual- or triple- head configuration as their practice grows and changes. These cameras can image patients weighing up to 500 pounds and include our latest image acquisition and processing software.

Our Market

The target market for our products and services is comprised of approximately 26,000 cardiologists, 130,000 internists and family practitioners, and hospitals in the United States that perform or could perform nuclear cardiac and ultrasound procedures. As of September 30, 2007, we have provided imaging services through DIS to approximately 800 physicians and physician groups. We have sold 513 cameras through our product segment. As of the third quarter of 2007, more than half of our DIS nuclear and ultrasound imaging customers are internists or other primary care practitioners, and the remainder are cardiologists.

According to IMV Medical Information, U.S. procedure volume in nuclear medicine (excluding PET studies) grew by 15% between 2002 and 2005 to an estimated 19.7 million nuclear imaging procedures in 2005, of which some 11.2 million were cardiovascular-specific procedures. According to data from the National Electrical Manufacturers Association, or NEMA, sales of general nuclear imaging equipment declined approximately 10% during 2006 from $326 million to $295 million. According to Kalorama Information, the number of ultrasound imaging studies grew by 19% from 62.8 million in 2003 to 74.8 million in 2005, and is projected to grow by 21% to 90.6 million from 2005 through 2007.

We believe our market has been negatively affected by declining reimbursement, pricing pressures in the product business, and continuing efforts by some third party payors to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications, or disallowing reimbursement if imaging is performed with mobile or leased cameras. In addition, one company is selling a mobile nuclear imaging camera for cardiac applications, another company has introduced a solid-state gamma camera and competition from local or regional companies providing mobile imaging services has increased. We expect each of these trends to continue.

Revenue Sources

We generated revenues within two primary operating segments: our DIS business and our product sales business. Through DIS, we offer a comprehensive mobile imaging services leasing program as an alternative to purchasing a gamma camera or ultrasound machine for physicians who wish to perform nuclear imaging, echocardiography, vascular ultrasound or any combination of these procedures in their offices by leasing the imaging system, certified personnel and other support required to perform imaging in the physician office. The flexibility of our products and our DIS leasing service allows physicians more control over the diagnosis and treatment of their patients in their offices and to retain revenue from procedures they would otherwise refer elsewhere. We also offer DigiTech leases to customers who own one of our nuclear gamma cameras or ultrasound machines but contract with us to provide staffing and other support services. DIS leasing services are primarily provided to cardiologists and internists. Physicians enter into annual contracts for imaging services delivered on a per-day basis. Our typical lease contracts provide service coverage ranging from once per month to three times per week. We experience some seasonality in our DIS business related to summer slowdowns (principally relating to vacations), holidays and inclement weather. Historically, the DIS results have been most negatively affected by seasonality in the third quarter.

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

Trends and Drivers

We have improved our gross margins in both our operating segments while simultaneously decreasing our operating expenses during 2007, and as a result our overall operating results have improved. We have accelerated the diversification of our mobile service model with the acquisition of Ultrascan and are now delivering mobile ultrasound imaging services, primarily in the Southeast.

The increase in DIS revenue is primarily due to expanding our ultrasound imaging services through the recently acquired assets from Ultrascan. This was offset by the decrease in revenue resulting from the decision to phase out the delivery of stress agents which contributed revenue of approximately $2.0 million to our 2006 results. The number of physicians each quarter who either bought their own cameras, terminated their mobile imaging service contracts or switched to other mobile imaging service providers increased during the second half of 2006, and has remained at approximately the same number over the past four quarters. We attribute this trend primarily to increasing competition from local and regional companies offering mobile imaging products or services, principally in the west.

We also note that the Centers for Medicare and Medicaid Services, or CMS, implemented reimbursement cuts of approximately 8.5% and 2% respectively for 2007, as compared to 2006, for the imaging procedures most often performed by our nuclear imaging and ultrasound physician customers. In July 2007, CMS proposed regulations that could result in additional reimbursement reductions of approximately 10% and 18% for 2008 for these nuclear and ultrasound procedures, respectively; furthermore, an additional CMS proposal could result in the elimination of one commonly used ultrasound reimbursement code. In the product business, industry sources have predicted that the rate of decline of sales of cardiac-specific nuclear cameras will slow to approximately 5% in 2007. Data from NEMA further indicates that sales of general nuclear imaging equipment decreased by 4% in the second quarter of 2007 when compared to the second quarter of 2006, and the market for cardiac-specific nuclear cameras increased by 4.7% through the second quarter of 2007 when compared to the second quarter of 2006. Pricing pressures persist in the cardiac-specific camera market, as evidenced by the declining average selling price of nuclear cameras. We have invested in research and development to improve the image quality, speed, reliability, cost structure and overall performance of our multi-headed cameras and software. The hospital market has expressed a renewed interest in our general purpose single-head camera, and we expect to continue to sell more cameras in this market in 2007. We are seeing increasing opportunities in larger cardiology practices as they seek to increase productivity with more efficient systems by replacing older equipment.

During the second quarter of 2007, we began reporting a new asset utilization metric to track the productivity of our DIS assets. This metric counts the number of nuclear gamma cameras and ultrasound imaging machines, and measures the number of days, out of the total available days during the period, in which they were actually used to deliver services to DIS customers. For the quarter ended September 30, 2007, DIS operated 135 units with an overall utilization rate of 62% as compared to 83 units and a utilization rate of 51% for the same period in 2006. The increase in units and utilization was attributable primarily to the Ultrascan acquisition.

Results of Operations

The following table sets forth our results from operations, expressed as percentages of revenues for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
DIS	71.9%	68.2%	70.8%	69.5%
Product	28.1	31.8	29.2	30.5

Total revenues	100.0	100.0	100.0	100.0
Total cost of revenues	74.6	75.5	70.9	74.1

Gross profit	25.4	24.5	29.1	25.9
Operating expenses:
Research and development	4.6	6.2	4.4	5.9
Sales and marketing	8.7	13.7	10.3	12.4
General and administrative	16.1	20.7	16.6	21.4
Amortization of intangible assets	1.2	—	0.6	0.1

Total operating expenses	30.6	40.6	31.9	39.8

Loss from operations	(5.2)	(16.1)	(2.8)	(13.9)
Other income	2.1	3.3	2.3	2.7

Net loss	(3.1)%	(12.8)%	(0.5)%	(11.2)%

Comparison of Three Months Ended September 30, 2007 and 2006

Revenues

Consolidated. Consolidated revenue was $18.8 million for 2007, which represents an increase of $2.1 million, or 12.4%, over 2006, primarily as a result of higher DIS revenues attributable to the introduction of ultrasound imaging services. DIS revenue accounted for 71.9% of total revenues for 2007, compared to 68.2% for 2006. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue in future periods.

DIS. Our DIS revenue was $13.5 million for 2007, which represents an increase of $2.1 million, or 18.5%, over the prior year quarter. This increase was primarily the result of the ultrasound imaging services revenue generated from the assets recently acquired from Ultrascan. We seek to increase our DIS revenue by broadening our services with ultrasound imaging, penetrating existing markets and expanding into new markets. Any growth will fluctuate, however, based on seasonality stemming from physician vacations, holidays, inclement weather, lost business and the start up time required as we enter new geographic areas.

Product. Our product revenue was $5.3 million for 2007, which was unchanged from its prior year level as the decline in revenue from the sale of gamma cameras and their accessories was offset by increasing maintenance contract revenues.

Gross Profit

Consolidated. Consolidated gross profit was $4.8 million for 2007, representing an increase of $0.7 million, or 16.9%, compared to the prior year quarter. The increase in consolidated gross profit is principally the result of the increase in revenues from our DIS segment. Consolidated gross profit as a percentage of revenue increased to 25.4% for 2007 from 24.5% for 2006.

DIS. Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with the provision of services. Cost of DIS revenue increased to $10.2 million for 2007, representing an increase of $1.5 million, or 17.1%, over the prior year quarter due to costs of revenues generated from ultrasound imaging services. DIS gross profit increased to $3.3 million for 2007, which represents an increase of $0.6 million, or 23.2%. DIS gross profit as a percentage of revenue increased to 24.7% for 2007 from 23.8% for 2006, driven by labor efficiencies and lower depreciation costs.

Product. Cost of goods sold primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Cost of goods sold was $3.8 million for 2007, representing a decrease of $0.1 million, or 2.6%, over the prior year quarter. Product gross profit increased to $1.4 million for 2007, representing an increase of $0.1 million, or 4.6%, over the prior year quarter. Product gross profit as a percentage of revenue increased to 27.3% for 2007 from 25.9% for 2006. The decrease in costs of goods sold and the increase in product margin is due to a reduction in material costs and an improvement in operating efficiency.

Operating Expenses

Research and Development. Research and development expenses consists primarily of costs associated with the design, development and enhancement of our products. The primary costs are salaries and fringe benefits, development material costs, facility and overhead costs, consulting fees, and non-recurring engineering costs. Research and development expenses were $0.9 million for 2007, which represents a decrease of $0.2 million, or 16.2%, compared to the prior year quarter. This was primarily attributable to a reduction in the number of research personnel and decreased spending on indirect materials associated with new product development. Research and development expenses were 16.5% of product revenue for 2007 compared to 19.5% for 2006. In the future, we expect to invest in research and development with a focus on product cost reduction and reliability initiatives and innovation programs as we seek to improve our existing technology.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and trade show costs. Sales and marketing expenses were $1.6 million for 2007, representing a decrease of $0.6 million or 28.5%, compared to the prior year quarter, primarily as a result of a reduction in personnel related expenses. Sales and marketing expenses were 8.7% of total revenue for 2007 compared to 13.7% for 2006. We expect to increase our sales and marketing efforts as we expand into new territories and launch a marketing program for echocardiography and vascular ultrasound.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for finance, accounting, human resources and executive personnel, legal related costs, professional fees, outside services and insurance. General and administrative expenses were $3.0 million for 2007, representing a decrease of $0.4 million or 12.1%, compared to the prior year quarter. This resulted from lower legal costs and a reduction in spending associated with recruiting and other outside services. General and administrative expenses were 16.1% of total revenue for 2007 compared to 20.7% for 2006.

Other Income

Other income consists primarily of interest income, net of interest and other expenses. The decrease in other income reflects the lower levels of average cash and investments balances in 2007 compared to 2006 as a result of cash used to acquire assets from Ultrascan.

Net Loss

Our net loss was $0.6 million for 2007 compared to $2.1 million for 2006, primarily as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2007 and 2006

Revenues

Consolidated. Consolidated revenue was $55.1 million for 2007, which represents an increase of $0.4 million, or 0.8%, over 2006, primarily as a result of higher DIS revenues attributable to the introduction of ultrasound imaging services. DIS and product revenue accounted for 70.8% of total revenues for 2007, compared to 69.5% for 2006.

DIS. Our DIS revenue was $39.0 million for 2007, which represents an increase of $1.0 million, or 2.7%, over the prior year period. This increase was primarily the result of the ultrasound imaging services revenue generated from the assets recently acquired from Ultrascan, partially offset by our decision to discontinue the sale of stress agents in June 2006 (stress agent revenue was $2.0 million for 2006).

Product . Our product revenue was $16.1 million for 2007, representing a decrease of $0.6 million, or 3.4%, over the prior year period. The decrease in product revenue is attributable to selling more used cameras in 2007 than in 2006 and a decline in the average selling prices for our gamma cameras, partially offset by increasing maintenance contract revenues.

Gross Profit

Consolidated. Consolidated gross profit was $16.0 million for 2007, representing an increase of $1.9 million, or 13.3%, compared to the prior year. The increase in consolidated gross profit is principally the result of our efforts to improve operational efficiencies, lower material and supply costs and lower depreciation. Consolidated gross profit as a percentage of revenue increased to 29.1% for 2007 from 25.9% for 2006.

DIS. Cost of DIS revenue decreased to $28.8 million for 2007, representing a decrease of $0.3 million, or 1.1%, over the prior year, primarily a result of a reduction in pharmaceutical costs associated with our decision to discontinue the sale of stress agents discussed above, and a decrease in depreciation expenses of $0.7 million. The decrease was offset by an increase in costs of revenue generated from ultrasound imaging services. DIS gross profit increased to $10.2 million for 2007, which represents an increase of $1.3 million, or 14.8%. DIS gross profit as a percentage of revenue increased to 26.3% for 2007 from 23.5% for 2006.

Product. Cost of goods sold was $10.3 million for 2007, representing a decrease of $1.1 million, or 9.8%, compared to the prior year. Product gross profit increased to $5.8 million for 2007, which represents an increase of $0.6 million, or 10.6%. Product gross profit as a percentage of revenue increased to 35.9% for 2007 from 31.3% for 2006. Product margin improvement is due to a reduction in material costs and an improvement in operating efficiency.

Operating Expenses

Research and Development. Research and development expenses were $2.4 million for 2007, which represents a decrease of $0.8 million, or 24.9%, compared to the prior year. This was primarily attributable to a reduction in the number of research personnel and decreased spending on indirect materials associated with new product development. Research and development expenses were 15.2% of product revenue for 2007 compared to 19.5% for 2006.

Sales and Marketing. Sales and marketing expenses were $5.7 million for 2007, representing a decrease of $1.1 million, or 16.7%, compared to the prior year. This was primarily attributable to a reduction in personnel and outside service costs. In addition, stock compensation decreased by $0.2 million from the prior year. Sales and marketing expenses were 10.3% of total revenue for 2007 compared to 12.4% for 2006.

General and Administrative. General and administrative expenses were $9.1 million for 2007, representing a decrease of $2.6 million, or 21.9%, compared to the prior year as a result of lower personnel related expenses, legal and recruiting costs and a reduction in spending on outside services. General and administrative expenses were 16.6% of total revenue for 2007 compared to 21.4% for 2006.

Other Income

Other income consists primarily of interest income, net of interest and other expenses. The decrease in other income reflects the lower levels of average cash and investments balances in 2007 compared to 2006 as a result of the acquisition of Ultrascan’s net assets.

Net Loss

Our net loss was $0.3 million for 2007 compared $6.1 million for 2006, primarily as a result of the factors described above.

Liquidity and Capital Resources

We require capital principally for capital expenditures, acquisitions, debt service, and working capital to finance accounts receivable and inventory. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of deliveries and the payment cycles of our customers. Our capital expenditures consist primarily of DIS nuclear cameras, ultrasound machines, vans, and computer hardware and software. As of September 30, 2007, we had cash, cash equivalents and securities available-for-sale of $30.8 million. We currently invest our cash reserves in money market funds, high-grade auction rate securities and U.S. government or corporate debt securities. Based upon our current level of expenditures, we believe our current working capital together with cash flows from operating activities will be adequate to meet our anticipated cash requirements for working capital, debt service and capital expenditures for at least the next 12 months.

Net cash provided by operations totaled $2.4 million for the nine months ended September 30, 2007 due to cash flow from net income before non-cash charges such as depreciation, amortization and stock-based compensation. We reduced our net inventory levels by $0.8 million during the first nine months of 2007 as we focused on purchasing processes and outsourcing initiatives. We experienced an increase in our receivables due to an increase in product receivables owed from our distributors and an overall increase in days-sales-outstanding (DSO) within our DIS segment. Net cash used in investing activities amounted to $3.0 million for the nine months ended September 30, 2007. $12.9 million of cash was provided from the net maturities of securities available-for-sale, $8.8 million of cash was used in payments toward the acquisition of net assets from Ultrascan, and $7.1 million of cash was used for capital expenditures primarily associated with our DIS operations. Net cash used in financing activities amounted to approximately $0.2 million for the nine months ended September 30, 2007, and represents the repayment of capital lease obligations, net of proceeds arising from the exercise of stock options.

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

There were no significant changes during the quarter ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

New accounting requirement. Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting within interim periods and reporting requirements for uncertain tax positions. The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows. We do not anticipate that the adoption of FIN 48 will have a material impact on our effective tax rate in future periods.

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

Changes in Internal Control over Financial Reporting

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

Due to the acquisition of Ultrascan, we implemented processes and controls over revenue and operating expenses to mitigate the risks associated with the acquisition. However, as of September 30, 2007, we have not tested the operating effectiveness of the new internal controls related to the integration of Ultrascan. Other than this change, there have been no significant changes in our internal control over financial reporting.

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

In providing DIS lease services, we compete against physicians and small businesses that may use Digirad and other gamma cameras in local and regional mobile imaging businesses, some of which have the advantage of a lower cost structure, and competition from these mobile operations may increase. In addition, we compete against imaging centers that install nuclear gamma cameras and make them available to referring physicians in their geographic vicinity. In providing ultrasound imaging lease services, we compete against many small businesses, many of which have lower operating costs. If these competitors are able to win significant portions of our business, our sales will decline and our business will be harmed.

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

Data from the National Electrical Manufacturers Association, or NEMA, indicates that sales of nuclear imaging equipment, excluding maintenance revenue, declined approximately 10% in 2006, and NEMA forecasts the rate of descent to slow in 2007 to approximately 5%. Data from NEMA further indicates that sales of general nuclear imaging equipment decreased by 4% in the second quarter of 2007 when compared to the second quarter of 2006, and the market for cardiac-specific nuclear cameras increased by 4.7% in the second quarter of 2007 when compared to the second quarter of 2006. We believe this decline may be attributable to concerns about reimbursement changes and the increasing adoption of alternative imaging modalities, such as magnetic resonance imaging, computerized tomography, positron emission tomography, and hybrids among these modalities. We believe our market has been negatively affected by declining and more restricted reimbursement, significant pricing pressures in the product business and increased competition in the mobile imaging business. If these trends continue and we are unable to offset their effects on our business by expanding our market share or successfully introducing alternative products and services, our business will be significantly harmed.

Changes in coverage and reimbursement policies of third-party payors may adversely affect our ability to market and sell our products and services.

Private third-party payors continue to act to contain or reduce healthcare costs through various means, including the movement to managed care systems where healthcare providers contract to provide comprehensive healthcare for a fixed fee per patient. Some third party payors in geographic locations currently served by us issued guidelines preventing our physician customers from obtaining reimbursement for procedures they perform unless they own or lease our cameras on a full time basis. These and other payors are also requiring physicians to be accredited by either the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories (ICANL) or by the American College of Radiology, and to meet certain other privileging standards. Some of these privileging standards also exclude physicians who are not radiologists or cardiologists from obtaining reimbursements for the professional component of nuclear imaging procedures. An increasing number of our DIS customers are non-cardiologists who would not currently meet the certifications required by payors in certain geographic areas. We have obtained accreditation from the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories for 28 of our hub locations to address certification requirements. Third party payors have also begun to require accreditation for certain ultrasound imaging procedures, and we are in the process of submitting an application to obtain ultrasound imaging accreditation through the Intersocietal Commission for the Accreditation of Echocardiography Laboratories. We cannot assure you that we will be successful in obtaining additional certifications, or that obtaining them will satisfy the requirements of these payors. We also cannot assure you that these third party payor guidelines will be changed, or that they will not be adopted by other third party payors, including Medicaid and Medicare. These continued efforts to restrict reimbursement have resulted in the denial of reimbursement in some instances. An increase in such denials will negatively affect our DIS business and product sales.

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

In addition, Ultrascan has not been required to prepare a report on the effectiveness of its internal controls over financial reporting because it was not subject to the informational requirements of the Securities Exchange Act of 1934, as amended. We have implemented new controls due to the acquisition of assets from Ultrascan in May 2007, however we have not tested the operating effectiveness of these controls as of September 30, 2007. While we expect to complete this process by the end of the second quarter of 2008, we cannot assure you that the measures we have taken to date or any future measures will be sufficient. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our prior period financial statements. Ineffective internal controls could also cause investors to lose confidence in our reported financial reporting.

High employee attrition rates could limit our growth and adversely affect our business.

Our future growth and ability to generate profits will depend in part upon our ability to identify, hire and retain nuclear imaging technologists, certified cardiographic technicians, trained and registered sonographers, nurses, radiation safety officers, sales personnel and other highly skilled personnel. Hiring qualified technical personnel may be difficult due to the limited number of qualified candidates and the current competition for these types of employees in the medical imaging field. Failure to attract, hire and retain key personnel could have an adverse effect on our business, financial condition and results of operations.

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

The success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to properly identify and anticipate physician and patient needs, develop or acquire new products or enhancements in a timely manner, obtain the necessary regulatory approvals or clearances for new products or product enhancements in a timely manner, provide adequate training to users of our products, price our products competitively, obtain required licensure, continue to offer cost-competitive products and services despite increasing reimbursement restrictions and pricing pressures, comply with changing or new regulatory requirements, and develop an effective marketing, sales and distribution network.

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

Our current product offerings consist primarily of our line of gamma cameras, which are designed for use in the nuclear imaging market segment. Our DIS nuclear imaging leasing service utilizes our own line of cameras and at present is focused nearly exclusively on nuclear cardiology. As such, our line of products and services is not as diversified as those of some of our competitors. If the sales of our products or leasing services decline, our business would be seriously harmed and it would likely be difficult for us to sustain our business while seeking to develop new types of products or services or other markets for our existing products and services. In addition, because our technical know-how and intellectual property have limited applications, we may be unable to leverage these assets to diversify our products and services or to develop other products or sources of revenue outside of the nuclear and ultrasound imaging market.

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

Our future revenue growth will depend in large part on our success in maintaining and expanding our marketing, sales and distribution channels, which is an expensive and time-consuming process. We are highly dependent upon the efforts of our sales force and a limited number of third-party distributors to increase our revenue. We face competition for qualified sales employees and may be unable to hire, train, manage and retain such personnel, which could adversely affect our ability to maintain and expand our marketing, sales and distribution network. If we are unable to maintain and expand our direct and third-party marketing, sales and distribution networks, we may be unable to sell enough of our products and imaging services for our business to be profitable and our financial condition and results of operations will likely suffer.

The substitution of generic radiopharmaceuticals for one of the patent-protected radiopharmaceuticals commonly used by our physician clients could affect our financial results.

We generate revenue by providing radiopharmaceuticals used in nuclear imaging to our physician customers under our radioactive materials licenses. If the loss of patent protection by one or more such radiopharmaceuticals results in the use of generic versions at significantly lower prices, our revenue and earnings could decline.

We spend considerable time and money complying with federal and state laws, regulations, licensing and other rules, and, if we are unable to comply with such laws, regulations and other rules, we could face substantial penalties.

We are directly, or indirectly through our clients, subject to extensive regulation by both the federal government and the states in which we conduct our business, including:

•	the federal Medicare and Medicaid anti-kickback laws and other Medicare laws;

•	federal, state and local laws and regulations governing use, storage, handling and disposal of hazardous and radioactive materials and waste products, or hazardous materials;

•	regulations, rules, manual provisions, and policies that prescribe the requirements for coverage and payment for services performed by us and our DIS customers;

•	the federal False Claims statutes;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA;

•	the Stark Law;

•	the federal Food, Drug and Cosmetic Act;

•	state food and drug and pharmacy laws and regulations;

•	state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians;

•

state scope-of-practice laws that require either specific licenses or certifications for our personnel or their direct supervision by the site physician to perform certain tasks in the absence of such licensures or certifications; and

•

federal laws, regulations, rules and policies that permit physicians to bill and receive payment for certain diagnostic tests under the Medicare Physician Fee and state law equivalents to any of the foregoing federal laws.

There can be no assurance that the Company’s responsive actions will insulate us from liability associated with any detected compliance concerns. If our past or present operations are found to be in violation of any of the laws, regulations, rules, state licensure requirements or policies described above or the other laws or regulations to which we or our customers are subject, we may be subject to civil and criminal penalties, damages, fines, exclusion from federal or state health care programs, or the curtailment or restructuring of our operations. Similarly, if our customers are found to be non-compliant with applicable laws, they may be subject to sanctions, which could have a negative impact on us. An inability to obtain required licenses or permits where we currently conduct business, or in states where we plan to expand, would require us to modify the business models we can utilize in the affected jurisdictions. In either case, we could incur substantial expense and could encounter substantial operational burdens. If we are excluded from federal or state health care programs, our customers who participate in those programs could not do business with us. In addition, if we are required to obtain permits or licensure that we do not possess, we may become subject to substantial additional regulation or incur significant expense. Any penalties, damages, fines, curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products.

Federal and state lawmakers from time to time enact new legislation establishing significant changes in the healthcare system. Downward changes to Medicare reimbursement rates for items such as the procedures our physician clients perform, or the drugs used in conjunction with them, may adversely affect reimbursement to customers or potential customers that use or could use our cameras and services, and may therefore affect us. Effective January 2007, the “technical component” of Medicare reimbursement for nuclear imaging services performed in physicians’ offices was capped at the lesser amount of either the Hospital Outpatient Prospective Payment System rates or the Medicare Part B Physician Fee Schedule rates. As a result of this and other reimbursement changes, the average Medicare reimbursement rate for the nuclear imaging procedures most commonly performed by our physician clients declined by 8.5% from 2006 to 2007, and the average Medicare reimbursement rate for the ultrasound procedures most commonly performed by our physician customers declined by 2% from 2006 to 2007. In July 2007, the Centers for Medicare and Medicaid Services, or CMS, proposed regulations that could result in an additional reimbursement reduction of approximately 10% in 2008 for these procedures. Reimbursement by Medicare for the procedures most commonly performed by our ultrasound imaging customers decreased by 2% for 2007 as compared to 2006, and CMS has proposed additional reimbursement reductions in 2008 for these ultrasound procedures of approximately 18%. An additional proposal, if adopted, would eliminate one commonly used reimbursement code. CMS has also proposed to prohibit physicians and physician groups from “marking-up” the price of the technical component of diagnostic imaging and professional interpretations of diagnostic imaging they obtain from anyone not a full-time employee of the physician or physician group, such as a part-time group member. If finalized, this proposed reimbursement restriction may provide a disincentive for some physicians to purchase our gamma cameras and our imaging services. CMS has also proposed to prohibit independent diagnostic testing facilities from sharing space, personnel, or equipment with any other imaging suppliers, a proposal that could further prohibit certain existing and new diagnostic imaging arrangements among physician groups and reduce sales of our gamma cameras. Other reimbursement reductions remain under consideration, and we cannot predict whether and to what extent implementation of these reductions will be delayed or whether and how the specific reimbursement rates applicable to procedures performed by our physician clients will be affected. If reimbursement reductions increase, sales of our gamma cameras would suffer and we may receive pressure from our customers to terminate or otherwise modify the lease arrangements for our DIS services. Under such circumstances, our business, financial condition and results of operations could be adversely affected. In addition, nuclear medicine is a “designated health service” under the federal anti-self-referral laws known as the Stark Law. Under this law, a physician may not refer to an entity with which the physician or an immediate family member has a financial relationship, unless an exception applies. DIS’ physician customers may be able to meet the “in-office ancillary services” exception to the Stark Law if they meet the definition of a “Group Practice” under Stark, personally supervise the individuals performing the nuclear imaging services and bill for them, and if the services are performed in the same building in which the physicians regularly practice medicine. In July 2007, CMS proposed to modify the Stark regulations in a manner that may restrict physicians in some business arrangements from utilizing the in-office ancillary services exception to Stark. CMS could at any time propose or implement other Stark modifications to limit use of the in-office ancillary services exception. If DIS’ customers are unable or unwilling to comply with the Stark Law, utilization rates of our services and products will decline and our business will be harmed. The potential for adoption of healthcare reform proposals on a state-by-state basis could require us to develop state-specific marketing and sales approaches and adversely affect the results of operations.

We are subject to ongoing FDA compliance and regulations.

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities which can be costly and time consuming. We are subject to medical device reporting regulations that require us to report to the FDA or similar governmental bodies in other countries if our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury. In addition, the FDA and similar governmental bodies in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture that could cause adverse health consequences. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall would divert management attention and financial resources and harm our reputation with customers.

Commercial distribution of a new medical device generally requires 510(k) clearance or an approved pre-market approval (PMA). The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to a legally marketed predicate device. The PMA approval process is more costly, lengthy and uncertain than the 510(k) clearance process, and must be supported by extensive data, including data from preclinical studies and human clinical trials. We cannot assure you that we will receive marketing clearance or PMA approval for any of our new products, or that significant delays in the introduction of any new products may not occur. While we have not been required to obtain PMA approval for any of our products, we may in the future have to undergo the lengthier, burdensome, and expensive PMA approval process. Further, pursuant to FDA regulations, we can only market our products for cleared or approved uses.

Any modification to an existing 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or, possibly, approval of a PMA. If the FDA requires us to seek 510(k) clearance or PMA approval for modification of a previously cleared product for which we have concluded that no clearances or approvals are necessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Further, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective. Any recall or FDA requirement for which we seek additional approvals or clearances could result in delays, fines, costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA, any of which would harm our business.

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

The medical device industry is characterized by litigation and we could become subject to litigation that could be costly, result in the diversion of our management’s time and efforts, and require us to pay damages which may not be covered by our insurance.

Our operations entail risks relating to claims or litigation relating to product liability, patent infringement, trade secret disclosure, warranty claims, product recalls, property damage, misdiagnosis, personal injury and death. Any litigation or claims against us, or claims we bring against others, may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of our management from our core business and harm our reputation. We may incur significant liability in the event of any such litigation, regardless of the merit of the action. Such claims may include:

•	claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers;

•	patent infringement, which could require us to pay substantial damages and/or royalties or a costly redesign of our products; and

•	regulatory and personal injury claims related to the use, storage, handling and disposal of hazardous and radioactive materials and waste products;

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

•

our ability to develop, obtain regulatory clearance for, and market new and enhanced products on a timely basis, or changes in governmental regulations or in the status of our regulatory approvals or applications;

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

In addition, our common stock is thinly traded and any significant sales of our common stock may cause volatility in our common stock price.

A large amount of our common stock is held by a small number of shareholders.

A small number of our current stockholders hold a substantial number of shares of our common stock that they may sell in the public market. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, the holders of a substantial number of our shares of common stock, including shares issued upon the exercise of certain of our warrants, have rights, subject to some conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all common stock that we may issue under our employee benefit plans. Accordingly, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws and the lock-up agreements described above. If any of these stockholders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.

In addition, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. As a result of their actions or inactions, our stock price may decline.

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

These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Restated Bylaws

4.1(3)	Form of Specimen Stock Certificate

10.1(4)	Digirad Corporation 2004 Stock Incentive Plan as Amended and Restated August 2, 2007

10.2(5)	Asset Purchase Agreement by and between Digirad Corporation, Digirad Imaging Solutions, Inc., Digirad Ultrascan Solutions, Inc. and Ultrascan, Inc. dated May 1, 2007

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2006.
(2)	Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007.
(3)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter.
(4)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2007.
(5)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2007.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIRAD CORPORATION

Date: October 25, 2007	By:	/s/ MARK L. CASNER
Mark L. Casner
President and Chief Executive Officer (Principal Executive Officer)

Date: October 25, 2007	By:	/s/ TODD P. CLYDE
Todd P. Clyde
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Restated Bylaws

4.1(3)	Form of Specimen Stock Certificate

10.1(4)	Digirad Corporation 2004 Stock Incentive Plan as Amended and Restated August 2, 2007

10.2(5)	Asset Purchase Agreement by and between Digirad Corporation, Digirad Imaging Solutions, Inc., Digirad Ultrascan Solutions, Inc. and Ultrascan, Inc. dated May 1, 2007

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2006.
(2)	Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007.
(3)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter.
(4)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2007.
(5)	Incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2007.