Form 10-K
period 2007-12-31
DIGIRAD CORP
filed 2008-02-13
CIK 707388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing stock price of the Common Stock reported on the NASDAQ National Market on June 30, 2007 was approximately $67.3 million. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of January 24, 2008 was 18,930,673.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end December 31, 2007 are incorporated by reference into Part III of this report.

DIGIRAD CORPORATION

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2007

PART I

Forward-Looking Statements

This report contains various forward-looking statements regarding our business, financial condition, results of operations and future plans and projects. Forward-looking statements discuss matters that are not historical facts and can be identified by the use of words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would” or similar expressions. In this report, for example, we make forward-looking statements regarding, among other things, our expectations about the rate of revenue growth in specific business segments and the reasons for that growth and our profitability, our expectations regarding an increase in sales, strategic traction and sales and marketing spending, uncertainties relating to our ability to compete, uncertainties relating to our ability to increase our market share, changes in coverage and reimbursement policies of third-party payors and the effect on our ability to sell our products and services, the existence and likelihood of strategic acquisitions and our ability to timely develop new products or services that will be accepted by the market.

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

Corporate Information

Digirad Corporation was incorporated in Delaware in 1997. Unless the context requires otherwise, in this report the terms “we,” “us” and “our” refer to Digirad Corporation® and our wholly-owned subsidiaries, Digirad Imaging Solutions®, Inc. and Digirad Ultrascan Solutions, Inc. and their predecessors.

Item 1.	Business

Overview

We are a leading provider of cardiovascular imaging services and solid-state nuclear medicine imaging products to physician offices, hospitals and other medical services providers. We designed and commercialized the first solid-state nuclear gamma camera for the detection of cardiovascular disease and other medical conditions. Our imaging systems are mobile as well as fixed and provide enhanced operability, improved patient comfort and, in the case of our triple-headed Cardius®-3 XPO system, shorter image acquisition time when compared to traditional vacuum tube cameras. The cameras and accompanying equipment fit easily into floor spaces as small as seven feet by eight feet and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting or within multiple departments of a hospital.

For the year ended December 31, 2007, our wholly-owned subsidiaries, Digirad Imaging Solutions, Inc. and Digirad Ultrascan Solutions, Inc., or DIS, generated approximately 71% of our revenue. Through DIS, we offer a comprehensive mobile imaging services leasing program as an alternative to purchasing a gamma camera or ultrasound machine for physicians who wish to perform nuclear imaging, echocardiography, vascular ultrasound or any combination of these procedures in their offices by leasing the imaging system, certified personnel and other support required to perform imaging in the physician office. The flexibility of our products and our DIS leasing services allows physicians more control over the diagnosis and treatment of their patients in their offices and to retain revenue from procedures that would otherwise be referred elsewhere. We believe we are the largest provider of nuclear imaging services in the country, as physicians using our DIS leasing service performed more than 100,000 imaging procedures in 2007 in 23 states and in the District of Columbia.

Our product segment sells solid-state gamma cameras and accessories for general nuclear imaging and specific clinical-application imaging, in addition to providing camera maintenance contracts. We believe that our imaging system’s small size, mobility, and ability to accommodate physicians’ varying throughput needs constitute a significant competitive advantage.

We continue to focus on returning to profitability by increasing revenues and reducing costs. During 2007, we reduced our loss from operations by $5.4 million compared to 2006, primarily as a result of several key initiatives aimed at lowering our operating expenses and improving our gross margins. Within our DIS segment, we have now upgraded two-thirds of our mobile fleet to our most efficient camera, the Cardius3 XPO Mobile, thereby allowing our business to perform more imaging procedures in a given day. In addition, we closed unprofitable hubs and negotiated more favorable terms for the radiopharmaceuticals used in imaging procedures. We introduced new programs designed to retain our current employees in DIS, as we have historically suffered from high employee turnover. Our product business benefited from significant cost reductions partially due to outsourcing some of our manufacturing processes. Furthermore, we have been committed to reducing our costs in general, and have significantly lowered overhead expenses.

During 2007, we unveiled our Centers of Influence program, a marketing strategy that affiliates us with highly respected academic medical institutions and physicians, and acquired the net assets of a mobile ultrasound company, Ultrascan, Inc., or “Ultrascan”. These developments were aimed at accelerating our revenue growth and diversifying the line of imaging services that we offer. The acquisition of assets from Ultrascan allowed our DIS business to not only offer a new imaging technology, but also to penetrate the southeast market, primarily around Ultrascan’s facilities in Atlanta, Georgia. We have converted one-third of Ultrascan’s pre-established customers to nuclear imaging, and have begun to offer ultrasound imaging services at select existing DIS locations. These developments contributed to our revenue growth in 2007.

For 2008, we intend to turn our attention to accelerating our revenue growth. Within our imaging business, we expect to experience an increase in sales from the Ultrascan acquisition, increased traction from our Centers of Influence strategy and increased sales and marketing spending to build on our 2007 sales results. Our product segment expects to improve its profit contribution during the coming year by reducing costs, focusing our engineering efforts to increase reliability, and improving revenue growth. We plan to continue to explore strategic acquisitions that complement our other business efforts.

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

Clinical Applications for Nuclear Imaging

Nuclear imaging is used primarily in cardiovascular, oncological and neurological applications. Nuclear imaging involves the introduction of very low-level radioactive material, called radiopharmaceuticals, into the patient’s body. The radiopharmaceuticals are specially formulated to concentrate temporarily in the specific part of the body to be studied. The radiation signals emitted by the materials are then converted into an image of the body part or organ. Nuclear imaging, in contrast to other diagnostic imaging modalities, shows not only the anatomy or structure of an organ or body part, but also its function—including blood flow, organ function, metabolic activity and biochemical activity. Cardiologists and an increasing number of internists and other physicians purchase our cameras or services for in-office cardiac imaging. While we have concentrated our efforts on the nuclear cardiology market, sales of our 2020tc camera into the hospital for other nuclear applications, such as oncology, neurology and bone scans, have recently increased.

Ultrasound Imaging

As discussed above, Ultrasound is a form of diagnostic imaging in which depictions of the internal anatomy or physiology are generated primarily through non-invasive means. Ultrasound imagers use sonar techniques to generate diagnostic images that facilitate the early diagnosis of diseases and disorders, often minimizing the scope and cost of care required and reducing the need for invasive procedures.

Clinical Applications for Ultrasound Imaging

Ultrasound is one of the most widely used imaging technique in the United States with over 125,000 installations and more than 90 million procedures performed annually. Ultrasound imaging is used primarily in obstetrics, internal medicine, cardiovascular and vascular applications. Ultrasound imaging involves the transmission and detection of sound waves from a patient’s body. The soundwaves transmitted by the ultrasound system are then converted into an image of the body part or organ. Ultrasound imaging also shows the anatomy or structure of many internal organs or body parts, as well as key functional or physiological information—including blood flow, wall motion and organ function. Our ultrasound services are used by an increasing number of cardiologists, internists and other physicians for in-office echocardiography and vascular imaging.

Our Imaging Services—(DIS)

DIS offers a comprehensive nuclear and ultrasound mobile imaging leasing service. The nuclear imaging service, called FlexImaging®, is composed of an imaging system, a certified nuclear medicine technologist and a certified cardiographic technician or registered nurse, the supply of radiopharmaceuticals, and required licensure for the performance of nuclear imaging procedures under the supervision of physicians. Our service infrastructure includes radioactive materials licensing policies and procedures, quality assurance, a staff of radiation safety officers, coordinated billing services, and a compliance plan to help ensure adherence to applicable state and federal regulations. A separate leasing program called DigiTech™ Professional Services allows physicians who have purchased a Digirad camera to lease all of the components of our FlexImaging program with the exception of the camera. DIS’ customers are cardiologists, internists, multi-practice groups and, on a more limited basis, hospitals and clinics. We provide our physicians with more control over their patients’ diagnosis and treatment, as well as incremental revenue opportunities from services they would otherwise refer to a hospital or imaging center. Physicians can tailor their nuclear imaging expenses to their practice needs and patient volumes. The ultrasound imaging service is similar in that we provide the ultrasound equipment and one technologist. Radiopharmaceuticals are not used in the ultrasound imaging procedures. We are in the process of accrediting our ultrasound division by the Intersocietal Commission for Echocardiography Labs (ICAEL), which we expect to be completed by the middle of 2008.

Our mobile operations use a “hub and spoke” model in which centrally located regional hubs anchor multiple van routes in the surrounding metropolitan areas. At our DIS hubs, clinical personnel load the equipment, radiopharmaceuticals and other supplies onto specially equipped vans for transport to the physician’s office, where they set up the equipment for the day. After quality assurance testing, and under the physician’s supervision, a technologist will gather patient information, inject the patient with a radiopharmaceutical, and then acquire the images for interpretation by the physician. The technologists furnish the physician with applicable paperwork and billing information for all patients and clean the utilized areas before departing.

We provide leasing services under annual contracts for services delivered on a per-day basis. Under these agreements, physicians pay us a fixed amount for each day that they lease our equipment and personnel, and they commit to the scheduling of a minimum number of lease days during the lease term, which runs for at least one year. The same fixed payment amount is due for each day regardless of the number of patients seen or the reimbursement obtained by the physician.

Our Products

We sell a line of solid-state gamma cameras and accessories for general nuclear imaging and specific clinical-application imaging. In a typical nuclear cardiology procedure, the physician performs two acquisition studies on the patient, one while the patient’s heart rate is at rest and the other after the heart has been stressed. The procedure begins with the injection of a small dose of a radiopharmaceutical. One of the unique aspects of our camera is its upright design, which allows our patients to be seated comfortably throughout the procedure. Instead of the conventional camera that rotates around a patient, our chairs rotate the patient. This ensures that the camera is always positioned at the center of the heart. Image acquisition begins with the patient slowly rotating in front of the camera’s detector head. The duration of the acquisition is a function of the patient’s body mass, whether the test is performed with the heart at rest or under stress, the amount of the radiopharmaceutical injected and the number of camera detectors on the system.

Stress images are acquired by stressing the heart, either through exercise or the use of other pharmaceuticals, and then injecting the radiopharmaceutical at the peak stress level. The difference between a resting and stress image allows the physician to determine the level of cardiac function. After collecting the images, the technologist performs the image reconstruction, checks the quality of the images, and further processes the images. The physician then reviews the images and determines whether more invasive diagnostic procedures or therapeutic treatments are necessary.

Our Cardius XPO dedicated family of cardiac SPECT series imagers feature modern solid-state technology that delivers high clinical performance and makes it possible to image patients up to 500 pounds in compact, lightweight and portable designs. The Cardius XPO single, dual and triple-head imaging systems (namely, the Cardius®1 XPO, Cardius®2 XPO and the Cardius®3 XPO) can be installed into rooms as small as seven feet by eight feet, and the systems generally do not require expensive room modifications or electrical changes. The XPO systems are available with optional nSPEED rapid image acquisition packages, released in 2007, which offer up to two times greater acquisition efficiency for cardiac SPECT imaging, the ability to improve clinical quality, or the ability to reduce the radiation dosage to patients in half for a typical procedure. In the case of the Cardius®3 XPO imager, image acquisition speed is 38% faster than that of a competing dual head camera. We currently offer both mobile and stationary configurations.

Our 2020tc® imager is a mobile, single-head gamma camera that is compact and lightweight. The camera is used for general purpose planar imaging procedures including static bone scans, liver scans, renal scans, lung scans, gastric emptying, multi-gated cardiac studies (MUGA), brain flow, and thyroid imaging. We sell this camera to hospitals as a secondary camera to increase capacity in the general nuclear medicine department, or to perform mobile studies bedside in CCU, ICU, ER, surgery, pediatrics or regular patient floors. The system provides the flexibility to image within multiple departments using a single asset.

Camera Maintenance Contracts. We service our domestic customers remotely through high-speed Internet access and dial-up connections that facilitate system diagnosis without the need for field service or repair. When physical repair is required, our modular part replacement capability allows our field service engineers to perform field repairs that minimize customer downtime. We also employ applications specialists to train our customers or provide technical support on the use of our products.

Competitive Strengths

We believe that our position as a market leader in the nuclear cardiac imaging market is a product of the following competitive strengths:

•

Leading Solid-State Technology. Our solid-state gamma cameras utilize proprietary photo-detector modules which enable us to build smaller and lighter cameras that are portable with a degree of ruggedness that can withstand the vibration associated with transportation. We have continued to introduce faster and more versatile products, selling them to our customers and leasing them through our DIS service business.

•

Mobile Applications through Reduced Size and Weight. Digirad’s cameras, depending on the model, weigh anywhere from 450 to 900 pounds. Competitive anger PMT-based technology cameras generally weigh 2 – 8 times as much. Our dedicated cardiac imagers require a floor space of only seven feet by eight feet and generally can be installed without facility renovations. Our mobile cameras are ideal for physicians who wish to move them within a hospital or imaging facility, and for use in our DIS service business.

•

Speed and Image Quality. We believe the high performance of our Cardius 3 XPO cameras can acquire images 38% faster than a traditional dual head camera while maintaining the same image quality. Increased imaging speed optimizes workflow and resource utilization. Customers that purchase nSPEED rapid image acquisition software may increase the acquisition speed by a factor of two, improve clinical quality or reduce the patient radiation dose by half.

•

Enhanced Operability and Reliability. We believe our imaging systems provide improved workflow, better power efficiency and increased reliability when compared to vacuum tube cameras. The modular design of our cameras also facilitates repairs and upgrades in the field, which are often accomplished by delivering replacement components overnight.

•

Improved Patient Comfort and Utilization. We believe the upright and open architecture of our patient chair can reduce patient claustrophobia and increase patient comfort when compared to traditional vacuum tube-based imaging systems, the majority of which require the patient to lie flat and have detector heads rotate around the patient. Upright imaging positioning also reduces false indications that can result from organs pushing up against the heart while patients lie on their backs. Our Cardius XPO camera series allows for the imaging of patients up to 500 pounds.

•

Unique Dual Sales and Service Offering. We sell imaging systems to physicians who wish to perform nuclear imaging in their facilities and manage the related service logistics. Through DIS, we offer both nuclear and ultrasound services in which we lease our systems and certified personnel to physicians on an annual basis in flexible increments ranging from one day per month to several days per week without requiring them to make a capital investment, hire personnel, obtain licensure, or manage other logistics associated with operating a nuclear imaging site.

•

Intellectual Property Portfolio. We have developed an intellectual property portfolio that includes product, component and process patents covering various aspects of our imaging systems. As of December 31, 2007, we owned 28 patents issued in the United States and 2 patents issued internationally. In addition to our patent portfolio, we have developed proprietary manufacturing, the business know-how and trade secrets that provide us with a competitive advantage.

Business Strategy

We intend to increase our revenues by:

•

Centers of Influence. We will expand our DIS business by partnering with large academic institutions, hospital or large physician practices. The partnerships will provide quality interpretation by luminary experts, standardized accreditation and clinical consistency and co-marketing out-reach programs in a given location. With the acquisition of Ultrascan we introduced this new strategic platform in our mobile business. We plan to focus on the community surrounding each Center of Influence and expect to launch a minimum of four new Centers each year. We have five signed Center of Influence contracts as of December 31, 2007.

•

Diversify DIS Services by Offering Other Imaging Modalities via Acquisitions. In 2007, we acquired Ultrascan, thus introducing mobile ultrasound services. We intend to continue to expand DIS’ echocardiography and vascular ultrasound services and seek to add other imaging applications, modalities and solutions for physicians.

•

Increase Market Share in Camera Sales. Although the overall market for sales of cardiac-specific gamma cameras has declined, we believe that we have increased our market share of the cardiac-specific nuclear market. We plan to further grow our share of this market by focusing on hospitals and large practices, as we have primarily focused on physician offices. In 2007 we significantly broadened our dealer network within the United States and continue to have presence in Canada, Puerto Rico and recently added Korea. We expect that the dealer network will help to expand our market share.

Manufacturing

We have been manufacturing our cameras since 2000. The key components of our cameras’ mechanical and electrical systems are designed or configured by us. Our manufacturing strategy combines our internal design expertise and proprietary process technology with strategic outsourcing. Since 2006, we have achieved cost efficiencies by outsourcing additional manufacturing processes to companies that meet the standards of the FDA and the International Organization for Standardization, or ISO. We expect to continue outsourcing additional components and processes to gain efficiencies and cost savings. We perform subassembly and final system performance tests, packaging and labeling at our facility. We provide connectivity solutions which include consulting, configured computers and outsourced electronic image management systems. We also sell accessories which are outsourced and include printers, equipment for handling and measuring radioactive materials, and software for the camera.

Suppliers of critical materials, components and subassemblies undergo ongoing quality certification by us. Most components used in the product are available from multiple sources; however, we do not currently maintain alternative manufacturing sources for the imaging processing software and for a number of other materials or components. We are currently qualifying or seeking secondary sources. We use enterprise resource planning and collaborative software to increase efficiency and security in handling of material and inventory, centralizing our purchasing procedures, monitoring our inventory supplies, and streamlining our billing methods.

We and our third-party manufacturers are subject to the FDA’s Quality System Regulation, state regulations such as the regulations promulgated by the California Department of Health Services, and regulations promulgated by the European Union. We are currently certified under the ISO 13485:2003 quality standard.

Competition

The medical device industry, including the market for nuclear and ultrasound imaging systems and services, is highly competitive. Our business continues to face the challenge of a decline in demand for nuclear imaging equipment and services, which we believe reflects the impact of the Deficit Reduction Act on the reimbursement environment, as well as competition from new nuclear gamma camera products and competing imaging modalities, such as CT angiography, positron emission tomography and hybrid technologies. We believe that the principal competitive factors in our market include acceptance by physicians; qualification for reimbursement; service pricing; ease of use, reliability and mobility; technical leadership and superiority; and effective marketing and distribution.

In providing DIS lease services, we compete against businesses employing traditional vacuum tube cameras for nuclear imaging that must be transported in large vehicles and cannot be moved in and out of physician offices. We also compete against a number of physicians and local, regional and national companies that use older Digirad cameras or place low-cost refurbished cameras into physician offices and then provide the staffing, supplies and other support as an alternative to a DIS lease. In addition, we compete against imaging centers that install nuclear gamma cameras and make them available to referring physicians in their geographic vicinity.

In selling our imaging systems, we compete against several large medical device manufacturers which offer a full line of imaging cameras for each diagnostic imaging technology, including x-ray, MRI, CT, ultrasound and nuclear medicine, or SPECT/CT and PET/CT hybrid imaging. The existing nuclear imaging systems sold by these competitors have been in use for a longer period of time than our products and are more widely recognized and used by physicians and hospitals for nuclear imaging. Additionally, certain medical device companies are developing solid-state gamma cameras which may directly compete with our product offerings. Many of our competitors enjoy significant competitive advantages over us, including: greater name recognition; greater financial, technical and service resources; established relationships with healthcare professionals; established distribution networks; additional lines of products and the ability to offer rebates or bundle products to offer discounts or incentives; and greater resources for product development and sales and marketing.

Sales and Marketing

Product sales and DIS sales will continue to operate independently in 2008, although the teams work closely together to ensure that our customers purchase the most appropriate products or services. The product team is divided into eight territories, each led by a specialist. The specialists work closely with the distributors in their region. DIS sales teams are aligned with the three geographic regions we have established. Our nuclear imaging business currently has twenty-five dedicated Territory Managers led by their respective Regional Vice Presidents. Ultrascan maintains its own distinct team in the greater Atlanta, Georgia area with the Territory Managers selling both nuclear and ultrasound services outside of Georgia.

Research and Development

As of December 31, 2007, our research and development staff consisted of 13 employees. We have a long and extensive commitment to research and development, including an established history in developing innovative solid-state gamma cameras. Some of the critical research and development milestones we have achieved include our launch of the first solid-state gamma camera for medical use in 2000; the release of the first dual-head, solid state camera in 2002; the launch of our third-generation Solidium detector, which improved the reliability and sensitivity of our gamma cameras, in 2003; the release of the first dedicated triple-head cardiac camera, the Cardius-3, in 2004; and the release of our advanced Cardius XPO series of cameras, including our mobile triple-headed Cardius-3M XPO, in 2006.

We have an established core competency in the development of silicon photodiodes and related scintillator assemblies and signaling processing electronics, which are the core of our gamma cameras. In addition, we are building a world class image reconstruction team.

Our research and development efforts are primarily focused in the near term on developing further enhancements to our existing products, as well as developing our next-generation products. Our objective is to increase the image quality, sensitivity and reliability of our imaging systems and their clinical and economic benefit to our physician customers and their patients. Our research and development expense was $3.1 million, $3.9 million, and $3.7 million in 2007, 2006, and 2005, respectively.

Government Regulation

We must comply with a mosaic of federal and state laws and regulations. Violations of such laws and regulations can be punishable by criminal, civil and/or administrative sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, such as Medicare and Medicaid. Federal and state governmental agencies are continuing heightened enforcement efforts in the healthcare industry, and whistleblower cases are becoming more common. Accordingly, we maintain a compliance program and hotline that permits our personnel to report violations anonymously. Our compliance committee, consisting of senior management and staff attorney, meets regularly to provide oversight of our compliance initiatives. We also conduct periodic audits to help ensure compliance with applicable laws.

The following is a summary of some of the laws and regulations governing our business:

(1) Anti-Kickback Laws. The Medicare/Medicaid Patient Protection Act of 1987, as amended, which is commonly referred to as the Anti-Kickback Statute, prohibits us from knowingly and willingly offering, paying, soliciting or receiving any form of remuneration in return for the referral of items or services, or to purchase, lease, order or arrange for or recommend purchasing, leasing or ordering any good, facility service or item, for which payment may be made under a federal healthcare program. Violation of the federal anti-kickback law is a felony, punishable by criminal fines and imprisonment for up to five years or both, and can result in civil penalties and exclusion from participation in federal healthcare programs such as Medicare and Medicaid. Many states have adopted similar statutes prohibiting payments intended to induce referrals of products or services paid by Medicaid or other nongovernmental third party payors.

(2) Physician Self-Referral Laws. Federal regulations commonly referred to as the “Stark Laws” prohibit physician referrals of Medicare or Medicaid patients to an entity for certain designated health services if the physician or an immediate family member has an indirect or direct financial relationship with the entity, unless an exception applies. We believe that referrals made by our physician customers generally should be eligible to qualify for the “in-office ancillary services” exception to the Stark Laws, provided that the services are provided or supervised by the physician or a member of his or her “group practice,” as that terms is defined under the Stark Laws, the services are performed in the same building in which the physicians regularly practice medicine, and the services are billed by or for the “group practice.” Violations of the Stark Laws may lead to the imposition of penalties and fines, the exclusion from participation in federal healthcare programs, and liability under the federal False Claims Act and its whistleblower provisions. Many states have adopted similar statutes prohibiting self-referral arrangements covering all patients that are not limited to Medicare and Medicaid patients.

(3) Federal False Claims Act. The federal False Claims Act imposes civil and criminal liability on individuals or entities for the submission of false or fraudulent claims for payment to the government. Violations of the federal False Claims Act may result in civil penalties and exclusion from participation in federal healthcare programs. The federal False Claims Act also allows a private individual to bring a qui tam suit on behalf of the government against an individual or entity for violations of the False Claims Act. In a qui tam suit, a private plaintiff initiates a lawsuit for money of which the government was defrauded. If successful, the private plaintiff is entitled to receive up to 30% of the recovered amount plus reasonable expenses and attorney’s fees. A number of states have enacted laws modeled after the False Claims Act.

(4) HIPAA. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) prohibits schemes to defraud healthcare benefit programs and fraudulent conduct in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA also establishes standards governing electronic healthcare transactions and protecting the security and privacy of individually identifiable health information. Some states have also enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA.

(5) Medical Device Regulation. The FDA classifies medical devices such as our cameras into one of three classes, depending on the degree of risk associated with the device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risk are placed in either class I or II, which generally requires the manufacturer to submit to the FDA a pre-market notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Devices deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring PMA approval. Our cameras are Class II medical devices which have been cleared for marketing by the FDA. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use requires a new 510(k) clearance. The FDA requires each device manufacturer to determine itself whether a modification requires a new clearance or approval, but the FDA can disagree with a manufacturer’s determination. If so, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval is obtained. To date, we have not been required to, and have not, submitted a PMA with respect to any of our products. We are also subject to post-market regulatory requirements relating to our manufacturing process, sales and marketing activities, product performance and medical device reports related to deaths and serious injuries associated with our products.

(6) Pharmaceutical Regulation. Federal and state agencies, including the FDA and state pharmacy boards, regulate the radiopharmaceuticals used in our DIS business. These agencies administer laws governing the manufacturing, sale, distribution, use, administration, prescribing, and dispensing of drugs. Some of our activities may be deemed by relevant agencies to require permits or licensure under these laws that we currently do not possess.

(7) Radioactive Materials Laws. We must maintain licensure under, and comply with, federal and state radioactive materials laws, or RAM laws. RAM laws require, among other things, that radioactive materials are used by, or that their use be supervised by, individuals with specified training, expertise and credentials and include specific provisions applicable to the medical use of radioactive materials. In our case, the authorized user must be a physician with training and expertise in the use of radioactive materials for diagnostic purposes. We have entered into contracts with qualified physicians in each of our regions to serve as authorized users. Because our physician customers in our lease services business are not licensees, and in most cases are not qualified to serve as authorized users, they perform nuclear medicine procedures as “supervised persons.”

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

Patents

We have developed a patent portfolio that covers our overall products, components and processes. As of December 31, 2007, we had 28 issued U.S. patents, 2 foreign patents and 15 pending US patent applications. The issued and pending patents cover, among other things, aspects of solid-state radiation detectors including our photodiodes, signal processing, and system configuration. Our issued patents expire between December 23, 2014 and August 31, 2026. We have multiple patents covering unique aspects and improvements for many of our products. We have entered into a royalty-bearing license for one U.S. patent with a third party for exclusive use in nuclear imaging (subject to certain reservation of rights by the U.S. Government). In addition to our solid-state detector and photodiode technology patents, we hold specific patents for an alternative solid-state method using Cadmium Zinc Telluride that we previously pursued for use in gamma cameras. While each of our patents applies to nuclear medicine, many also apply to the construction of area detectors for other types of medical imagers and imaging methods.

Trademarks

As of December 31, 2007, we hold trademark registrations in the United States for the following marks: 2020tc Imager®, CardiusSST®, Digirad®, Digirad Logo®, Digirad Imaging Solutions®, FlexImaging® Cardius®, SPECTour®, Solidium® , DigiServ®, and DigiTech®. We have trademark applications pending in the United States for the following marks: SeeQuanta™, AcqSmart™, SPECTpak Plus™, Stasys™, Cardius X-Act™, and TruAcq CountBased Imaging™. We have obtained and sought trademark protection for some of these listed marks in the European Community and Japan.

Reimbursement

Our customers typically rely on the Medicare and Medicaid programs and private payors for reimbursement. As a result, demand for our products is dependent in part on the coverage and reimbursement policies of these payors. Third party coverage and reimbursement is subject to extensive federal, state, local, and foreign regulation, and private payor rules and policies. In many instances, the applicable regulations, policies and rules have not been definitively interpreted by the regulatory authorities or the courts, and are open to a variety of interpretations and are subject to change without notice.

The scopes of coverage and payment policies vary among third-party private payors. For example, some payors will not reimburse a provider unless the provider has a contract with the payor, and in many instances such payors will not enter into such contracts. Other payors prohibit reimbursement unless physicians own or lease our cameras on a full-time basis, or meet certain accreditation or privileging standards. Such payor requirements and limitations can significantly restrict the types of business models we can successfully utilize.

Medicare reimbursement rules impose many standards and policies on the payment of services that our customers provide. For instance, the Medicare prohibition on the “mark-up” of diagnostic tests can restrict what a physician may charge Medicare for diagnostic tests. Medicare also imposes medical necessity and other standards on physician and facilities that bill Medicare for services.

We believe we have structured our contracts in a manner that allows our customers to seek reimbursement from third party payors in compliance with the law. Our physician customers typically bill globally for both the technical and professional components of the tests. Assuming they meet certain requirements, including but not limited to performing and documenting bona fide interpretations and providing the requisite supervision of the non-physician personnel performing the tests, they may bill and be paid by Medicare. However, if they fail to comply with the terms of their contracts with us or are deemed not to meet payor requirements, all or a portion of their requests for reimbursement could be denied. If the failure to comply is deemed to be “knowing” or “willful”, the government could seek to impose fines or penalties, and we may be required to restructure our agreements with them and/or respond to any resultant claims by such customers or the government. Our hospital customers typically seek reimbursement by Medicare for outpatient services under the Medicare Outpatient Prospective Payment System.

Employees

As of December 31, 2007, we had a total of 457 employees, of which 261 were employed in clinical and regulatory, 81 in operations, 59 in general and administrative, 43 in sales and marketing and 13 in research and development. We had a total of 309 employees in our DIS subsidiary. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Available Information

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read or copy any materials we file with the SEC at the SEC’s

Public Reference Room at 450 Fifth Street, NW, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website at http://www.digirad.com, by contacting the Investor Relations Department at our corporate offices by calling 858-726-1600 or our investor relations consultants at Allen & Caron, Inc. by calling 949-474-4300.

ITEM 1A. RISK	FACTORS

Our revenues may decline if we are unable to offset the financial risks associated with providing imaging services through our DIS business.

The success of our DIS business is largely dependent on our customers’ ability to incorporate our imaging services into a financially viable business. They are faced with the downward trend in Medicare reimbursement rates, as well as the continuing efforts by some third party payors to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications, and their efforts to restrict the use of mobile or leased cameras. Depending on their volume of patients, physicians may find it economical to purchase a camera and either cancel or limit their use of our DIS imaging services. If we are unable to offset the effects of such risks, our financial condition will be harmed.

Our customers may also switch to another service provider. We compete against small local or regional businesses, some of which have the advantage of a lower cost structure, and against imaging centers that install nuclear gamma cameras and make them available to physicians in their geographic vicinity. If these competitors are able to win significant portions of our business, our sales will decline.

Our Product business competes against businesses that have different competitive strengths than we have.

The market for nuclear imaging cameras has contracted over several years and we expect it to remain flat in the immediate future, thereby making competition a greater challenge. Our competition has had a negative impact on our sales prices and volume. Some of our competitors enjoy significant advantages over us, including: greater name recognition; greater financial, technical, service resources; established relationships with healthcare professionals; established distribution networks; and greater resources for product development as well as sales and marketing. Additionally, certain medical device companies are developing alternative mobile cameras that directly compete with our product offerings. If we are unable to expand our current market share, our revenues are likely to decline.

Our quarterly and annual financial results are difficult to predict and are likely to fluctuate from period to period.

We have experienced seasonality in the leasing services offered by DIS. While our physicians are obligated to pay us for all lease days to which they have committed, our contracts permit some flexibility in scheduling when services are to be performed. We cannot predict with certainty the degree to which seasonal circumstances such as the summer slowdown, winter holiday variations and weather conditions will affect the results of our operations. In addition, due to the way that customers in our target markets acquire our products, a large percentage of our camera orders are booked during the last month of each quarterly accounting period. As such, a delivery delay of only a few days may significantly impact our quarter-to-quarter comparisons. Moreover, the sales cycle for our cameras is typically lengthy, which may cause us to experience significant revenue fluctuations. For these reasons, quarterly and annual sales and operating results may vary in the future. Therefore, period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Because of these and other factors, our operating results in one or more future reporting periods may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline significantly.

Because our DIS services and imaging systems are not widely diversified, obsolescence of our current products and services would seriously harm our business.

We sell products and services primarily in the nuclear imaging market, and began offering DIS services in the ultrasound imaging market in 2007. Our nuclear imaging systems and DIS services may become obsolete or unmarketable if new technologies are introduced to the market or if new industry standards emerge. Because we are limited in our technical know-how and intellectual property, we may not be able to leverage our assets to diversify our products and services in order to generate revenue beyond the nuclear and ultrasound imaging markets in a timely manner. If we are unable to diversify our product and service offerings, our financial condition may suffer.

Acquisitions could adversely affect our operations and create unanticipated liabilities and other harmful consequences.

We plan to expand our business through certain strategic acquisitions. We cannot assure you that we would be able to successfully complete any acquisition or that we will be able to successfully integrate any acquired business, product or technology into our company in a cost-effective and non-disruptive manner. Any future transactions may also result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt, and additional recurring expenses such as the amortization of intangible assets. Acquisitions involve risks, including: the difficulty of integrating the technology, operations and personnel of our acquired companies into our business; the potential disruption of our ongoing business and distraction of management; additional operating losses and expenses of the acquired businesses and the impact of known potential liabilities or unknown liabilities. Our failure to be successful in addressing these risks or other problems encountered in connection with our past or future acquisitions could cause us to fail to realize the anticipated benefits and incur unanticipated liabilities, which could harm our business in general.

Failure to attract qualified managers, engineers and imaging technologists, or high employee attrition rates, could limit our growth and adversely affect our business.

Our success is dependent on the efforts of our key executives and technical, sales and managerial personnel and our ability to retain them. The inability to retain such employees could place a significant strain on our business, which would continue if we experience difficulties in replacing any of them. Hiring qualified management and technical personnel will be difficult due to the limited number of qualified candidates and the intense competition for these types of employees. Furthermore, we have historically suffered high employee turnover. Our future growth and ability to generate profits will depend in part upon our ability to identify, hire, and retain nuclear medicine technologists, certified cardiographic technicians, ultrasound technologists, and sales personnel. If we are unable to reduce employee turnover, our business and financial condition may be adversely affected.

Our operations are highly dependent upon third-party suppliers, making us vulnerable to supply problems and price fluctuations, which could harm our business.

We rely on a limited number of third parties to manufacture and supply certain of the key components of our products. Alternative sources of production and supply may not be readily available. For example, key components of the detector heads and the processing and control software utilized in our gamma cameras are manufactured or supplied by a single source. We have also outsourced production of significant portions of our end product to a single contract manufacturer. If a disruption in the availability of parts, or in the operations of these suppliers were to occur, our ability to build gamma cameras could be materially affected. Delays in the production of our gamma cameras for an extended period of time could cause the loss of customers and revenue, which could significantly harm our business and results of operations.

Our manufacturing operations and executive offices are located at a single facility that may be at risk from fire, earthquakes or other natural or man-made disasters.

Our manufacturing operations and executive offices are located at a single facility in Poway, California, near known fire areas and earthquake fault zones. Any future natural disaster could cause substantial delays in our operations, damage to our manufacturing equipment and inventory, and cause us to incur additional expenses. Although we have taken precautions to insure our facilities and continuing operations, this may not be adequate to cover our losses in any particular case. A disaster could significantly harm our business and results of operations.

A large amount of our common stock is held by a small number of shareholders and is thinly traded.

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

We spend considerable time and money complying with federal and state laws, regulations, and other rules, and, if we are unable to-comply with such laws, regulations and other rules, we could face substantial penalties.

We are directly, or indirectly through our clients, subject to extensive regulation by both the federal government and the states in which we conduct our business, including the federal Medicare and Medicaid anti-kickback laws; other Medicare laws, regulations, rules, manual provisions, and policies that prescribe the requirements for coverage and payment for services performed by us and our DIS customers; the federal False Claims statutes; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA; the Stark Law; the federal Food, Drug and Cosmetic Act; federal and state radioactive materials laws; state food and drug and pharmacy laws and regulations; state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians; state scope-of-practice laws that require either specific licenses or certifications for our personnel or their direct supervision by the site physician to perform certain tasks in the absence of such licensures or certifications; federal laws, regulations, rules and policies that permit physicians to bill and receive payment for certain diagnostic tests under the Medicare Physician Fee Schedule only if certain conditions are satisfied, including the requirement that the physician either personally perform, or adequately supervise, the performance of the tests using equipment they own or lease, and that prohibit physicians from marking up the cost of tests they “purchase,” rather than perform or supervise, for Medicare patients; and state law equivalents to any of the foregoing federal laws.

We maintain a compliance program to help identify and correct any compliance issues and remain in compliance with all applicable laws to train employees, to audit and monitor the Company’s operations, to provide for a compliance hotline, and to achieve other compliance goals. Like most companies with compliance programs, we occasionally discover compliance concerns. In such cases, we take responsive action, including, when necessary, corrective measures. There can be no assurance that the Company’s responsive actions will insulate us from liability associated with any detected compliance concerns.

If our past or present operations are found to be in violation of any of the laws, regulations, rules or policies described above or the other laws or regulations to which we or our customers are subject, we may be subject to civil and criminal penalties, damages, fines, exclusion from federal or state health care programs, or the curtailment or restructuring of our operations. Similarly, if our customers are found to be non-compliant with applicable laws, they may be subject to sanctions, which could have a negative impact on us. If we are excluded from federal or state health care programs, our customers who participate in those programs could not do business with us. In addition, if we are required to obtain permits or licensure that we do not possess, we may become subject to substantial additional regulation or incur significant expense. Any penalties, damages, fines, curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased because many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to many interpretations and additional legal or regulatory change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business, and damage our reputation.

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products.

New federal and state legislations periodically establish significant changes in the healthcare system. For example, downward trends in Medicare reimbursements available to our customers have adversely affected our business. If reimbursement rates continue to decrease, or if other legislations with harmful effects are enacted, our product sales could suffer and our DIS customers may modify or terminate their lease arrangements. Our financial condition would be adversely affected under such circumstances.

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

Our restated certificate of incorporation and restated bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock, and adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. The rights issued pursuant to our Stockholder Rights Plan will become exercisable, subject to certain exceptions, the tenth day after a person or group announces acquisition of 15% or more of our common stock or announces commencement of a tender or exchange offer the consummation of which would result in ownership by the person or group of 15% or more of our common stock. In addition, as a Delaware corporation, we are subject to Delaware law, including Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder unless certain specific requirements are met as set forth in Section 203. These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.

The medical device industry is characterized by litigation and we could become subject to litigation that could be costly, result in the diversion of our management’s time and efforts, and require us to pay damages which may not be covered by our insurance.

Our operations entail risks relating to claims or litigation relating to product liability, radioactive contamination, patent infringement, trade secret disclosure, warranty claims, product recalls, property damage, misdiagnosis, personal injury and death. Any litigation or claims against us, or claims we bring against others, may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of our management from our core business and harm our reputation. We may incur significant liability in the event of any such litigation, regardless of the merit of the action. If we are unable to obtain insurance, or if our insurance is inadequate to cover claims, our cash reserves and other assets could be jeopardized. Additionally, costs associated with maintaining our insurance could become prohibitively expensive, and our ability to become profitable could be diminished.

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

Our product and DIS operations are headquartered in an approximately 70,000 square foot facility in Poway, California that is leased to us until February 2010. We believe that our existing facility is adequate for our current needs. In addition, DIS leases approximately 30 small hub locations in the various states in which we operate, which primarily house our fleet of cameras and vans. The lease terms typically range between two and four years.

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

Year Ended December 31, 2006	High	Low
First Quarter	$4.43	$3.59
Second Quarter	5.29	3.90
Third Quarter	4.87	3.58
Fourth Quarter	4.23	3.30

Year Ended December 31, 2007	High	Low
First Quarter	$4.87	$4.07
Second Quarter	4.80	4.15
Third Quarter	4.23	3.00
Fourth Quarter	3.89	3.12

As of January 24, 2008, there were approximately 218 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

None.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fiscal quarter ended December 31, 2007.

Equity Compensation Plans Information

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2007 (the “Proxy Statement”), and is incorporated in this report by reference.

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

Comparison of Five – Year Cumulative Total Returns

Performance Graph for

Digirad Corporation

Produced on 01/22/2008 including data to 12/31/2007

Item 6.	Selected Consolidated Financial Data.

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and related disclosures and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Form 10-K. Amounts are presented in thousands, except per share amounts.

	Years Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Revenues:
DIS	$52,440	$49,614	$50,194	$44,505	$34,848
Product	21,507	22,312	17,992	23,632	21,388

Total revenues	73,947	71,926	68,186	68,137	56,236
Cost of revenues:
DIS	39,520	37,675	37,376	31,221	24,494
Product	13,909	15,192	15,564	15,157	15,174

Total cost of revenues	53,429	52,867	52,940	46,378	39,668

Gross profit	20,518	19,059	15,246	21,759	16,568
Operating expenses:
Research and development	3,072	3,894	3,747	3,115	2,199
Sales and marketing	7,670	8,827	7,420	7,762	6,026
General and administrative	11,920	14,535	14,903	10,236	8,183
Amortization and impairment of intangible assets	697	27	179	64	444

Total operating expenses	23,359	27,283	26,249	21,177	16,852

Income (loss) from operations	(2,841)	(8,224)	(11,003)	582	(284)
Other income (expense), net	1,465	1,934	1,384	(337)	(1,396)

Net income (loss)	$(1,376)	$(6,290)	$(9,619)	$245	$(1,680)

Net income (loss) applicable to common stockholders	$(1,376)	$(6,290)	$(9,619)	$84	$(2,006)

Basic and diluted net income (loss) per share (1):	$(0.07)	$(0.34)	$(0.52)	$0.01	$(127.62)

Shares used in per share calculations (1):
Basic	18,845	18,761	18,468	10,095	16

Diluted	18,845	18,761	18,468	16,963	16

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash, cash equivalents and securities	$31,662	$44,326	$49,505	$55,563	$7,681
Working capital	33,905	45,788	50,660	59,015	2,578
Total assets	69,015	69,277	74,504	86,024	35,159
Total debt	213	368	1,134	3,982	16,441
Redeemable convertible preferred stock	—	—	—	—	84,278
Total stockholders’ equity (deficit)	55,247	55,445	59,988	68,734	(75,703)

(1)	As a result of the conversion of our preferred stock into 12.4 million shares of our common stock upon completion of our initial public offering in June 2004, there is a lack of comparability in the basic and diluted net income (loss) per share amounts for the periods presented above. Please refer to Note 1 to our consolidated financial statements included elsewhere in this Form 10-K for the calculation of pro forma basic and diluted net income (loss) per share presented therein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a leading provider of diagnostic nuclear and ultrasound imaging systems and services to physicians’ offices, hospitals and other medical services providers. We designed and commercialized the first solid-state nuclear gamma camera for the detection of cardiovascular disease and other medical conditions. Our imaging systems are mobile as well as fixed and provide enhanced operability, improved patient comfort and, in the case of our triple-headed Cardius®3 XPO system, shorter image acquisition time when compared to traditional vacuum tube cameras. The cameras and accompanying equipment fit easily into floor spaces as small as seven feet by eight feet and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting or within multiple departments of a hospital.

We generate revenues within two primary operating segments: our DIS business and our product sales business. Through DIS, we offer a comprehensive mobile imaging services leasing program as an alternative to purchasing a gamma camera or ultrasound machine for physicians who wish to perform nuclear imaging, echocardiography, vascular ultrasound or any combination of these procedures in their offices by leasing the imaging system, certified personnel and other support required to perform imaging in the physician office. The flexibility of our products and our DIS leasing service allows physicians more control over the diagnosis and treatment of their patients in their offices and to retain revenue from procedures they would otherwise refer elsewhere. We also offer DigiTech leases to customers who own one of our nuclear gamma cameras but contract with us to provide staffing and other support services. DIS leasing services are primarily provided to cardiologists and internists. Physicians enter into annual contracts for imaging services delivered on a per-day basis. Our typical lease contracts provide service coverage ranging from once per month to three times per week. We experience some seasonality in our DIS business related to summer slowdowns (principally relating to vacations), holidays and inclement weather, which have historically impacted the results of our DIS operations during our third and fourth quarters.

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

Our Market

The target market for our products and services is comprised of approximately 26,000 cardiologists, 130,000 internists and family practitioners, and hospitals in the United States that perform or could perform nuclear cardiac and ultrasound procedures. As of December 31, 2007, we have provided imaging services through DIS to over 800 physicians and physician groups. We have sold 531 cameras through our product segment. As of December 31, 2007, more than half of our DIS nuclear and ultrasound imaging customers are internists or other primary care practitioners, and the remainder are cardiologists. We believe our market has been negatively affected by declining reimbursements from Medicare and Medicaid programs, pricing pressures, and continuing efforts by some third party payors to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications, or disallowing reimbursement if imaging is performed with mobile or leased cameras. We expect each of these trends to continue.

Trends and Drivers

The medical device industry, including the market for nuclear and ultrasound imaging systems and services, is highly competitive. Our business continues to face the challenge of the decline in demand for nuclear imaging equipment and services, which we believe reflects the impact of the Deficit Reduction Act on the reimbursement environment, as well as competition from new nuclear gamma camera products and competing imaging modalities, such as CT angiography, positron emission tomography and hybrid technologies. We believe that the principal competitive factors in our market include acceptance by physicians; qualification for reimbursement; pricing; ease of use, reliability and mobility; technical leadership and superiority; and effective marketing and distribution.

In providing DIS lease services, we continue to face pressure from the competition to reduce our prices. We compete against businesses employing traditional vacuum tube cameras, companies that use older Digirad cameras or low-cost refurbished cameras, and imaging centers that install nuclear gamma cameras and make them available to referring physicians in their geographic vicinity. To counteract pressures from the competition, we diversified the line of imaging services we offer, penetrated new regions, and launched new marketing efforts, all of which have contributed to our revenue growth in 2007. In May 2007, we acquired the net assets of Ultrascan, Inc. (“Ultrascan”; see Note 5 of the condensed consolidated financial statements included in Part I, Item 1), a mobile ultrasound company with facilities centered around Atlanta, Georgia, and began offering ultrasound imaging services. This acquisition allowed our nuclear imaging business to penetrate the southeast market as we have converted one-third of Ultrascan’s pre-established customers to nuclear imaging. Furthermore, we have begun to offer ultrasound imaging services at select existing DIS locations, and will continue to expand this offering to more locations. We will continue our interest in strategic acquisitions into 2008. We also unveiled our Centers of Influence program during 2007. The Centers of Influence program is a marketing strategy that affiliates us with highly respected academic medical institutions and physicians. The established affiliation provides us with a competitive advantage, which we believe will result in the expansion of our customer base and hub locations.

During 2007, our product leadership team began executing on a plan to combine spending reductions, focused engineering efforts and revenue growth to translate into an operating profit for the product segment. We expect that this initiative will result in further reductions in operating expenses and improvement in our gross margins. We also plan to continue to invest in research and development to improve the image quality, speed, reliability, cost structure and overall performance of our multi-headed cameras and software. We believe we are starting to see increasing opportunities to sell to larger cardiology practices as they seek to increase productivity with more efficient systems by replacing older equipment.

2007 Highlights

Our consolidated revenues were $74.0 million during the twelve months ended December 31, 2007 (“2007”), which represented an increase of $2.0 million, or 2.8%, over the comparable prior year period (“2006”) due to the increase in revenue at our DIS segment. DIS revenue increased by $2.8 million, or 5.7%, to $52.4 million, primarily resulting from ultrasound imaging services which were not sold in 2006. The increase in revenue from ultrasound imaging services was offset by the $2.0 million decrease in revenue resulting from our decision to discontinue the sale of stress agents in 2006. In the product business, revenue decreased by $0.8 million, or 3.6%, to $21.5 million due to lower average sales prices of our gamma cameras. Our consolidated net loss in 2007 was $1.4 million, which improved by $4.9 million from 2006. The improvement in our operating results during 2007 is primarily attributable to the $3.9 million decrease in operating expenses, resulting from our targeted spending reduction initiatives.

As of December 31, 2007, DIS operated 91 nuclear imaging systems, and 45 ultrasound imaging systems, compared to 83 nuclear imaging systems as of December 31, 2006. These systems were operated in 23 states and the District of Columbia. In connection with our plan to upgrade our DIS nuclear camera fleet over the next few years, we placed 42 additional multi-headed cameras into our DIS business in 2007, bringing the total number of such cameras in the fleet to 61. In 2007, the overall utilization rate for the nuclear and ultrasound imaging systems was 60%, compared to a utilization rate of 56% in 2006. Utilization refers to the percentage of time that the imaging systems are used to deliver services to DIS customers out of the total time that the systems are available to deliver such services. The increase in units and utilization was primarily attributable to the acquired assets from Ultrascan. In addition, our DIS gross margins improved to 24.6% in 2007 compared to 24.1% in 2006, due primarily to lower pharmaceutical costs, lower depreciation expense and more efficient labor costs.

We continue to obtain additional hub accreditation to respond to the reimbursement requirements of some third party payors. As of December 31, 2007, we had obtained accreditation from the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories for 28 of our 30 DIS hub locations requiring accreditation. We are also in the process of submitting an application to obtain ultrasound imaging accreditation through the Intersocietal Commission for the Accreditation of Echocardiography Laboratories.

During 2007, we expanded our product portfolio by adding the XPO features to the rest of our Cardius family of cameras. Our Cardius XPO camera series allows physicians to choose among dual-and triple-head cameras to accommodate their practices’ speed and throughput needs, or upgrade to a dual-or triple-head configuration as their practice grows and changes. Furthermore, we introduced the option of nSPEED rapid image acquisition packages in 2007, which offers up to two times greater acquisition efficiency for cardiac SPECT imaging, the ability to improve clinical quality, reduce the acquisition time in half or to reduce the radiation dosage to patients in half for a typical procedure. In 2007, our product business delivered 73 gamma cameras compared to 71 in 2006. Product revenue decreased as compared to the prior year period by $0.8 million resulting from reduced average selling prices due to continuing competitive pricing pressures. Product gross margins improved to 35.3% in 2007 compared to 31.9% in 2006, primarily as a result of lower material, labor and overhead expenses and improved manufacturing yields.

Results of Operations

The following table sets forth our results from operations, expressed as percentages of total revenues for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Revenues:
DIS	70.9%	69.0%	73.6%
Product	29.1	31.0	26.4

Total revenues	100.0	100.0	100.0
Total cost of revenues	72.3	73.5	77.6

Gross profit	27.7	26.5	22.4
Operating expenses:
Research and development	4.2	5.4	5.5
Sales and marketing	10.4	12.3	10.8
General and administrative	16.0	20.2	21.9
Amortization and impairment of intangible assets	0.9	0.0	0.3

Total operating expenses	31.5	37.9	38.5

Loss from operations	(3.8)	(11.4)	(16.1)
Other income	1.9	2.7	2.0

Net loss	(1.9)%	(8.7)%	(14.1)%

Comparison of Years Ended December 31, 2007 and 2006

Revenues

Consolidated. Consolidated revenue was $73.9 million for 2007, which represents an increase of $2.0 million, or 2.8%, over 2006, primarily as a result of higher DIS revenues attributable to the introduction of ultrasound imaging services. DIS revenue accounted for 70.9% of total revenues for 2007, compared to 69.0% for 2006. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue in future periods.

DIS. Our DIS revenue was $52.4 million for 2007, which represents an increase of $2.8 million, or 5.7%, over the prior year. This increase was primarily the result of the ultrasound imaging services revenue generated from the assets recently acquired from Ultrascan. This increase was partially offset by our decision to discontinue the sale of stress agents, which contributed to $2.0 million in revenue in 2006 and did not contribute to any revenue in 2007. We anticipate that our DIS revenue will increase as we expand into new markets and continue to penetrate existing markets. Such growth will fluctuate, however, based on seasonality stemming from physician vacations, holidays, inclement weather, and start up time required by sales representatives as we enter new geographical areas.

Product. Our product revenue was $21.5 million for 2007, representing a decrease of $0.8 million, or 3.6%, over the prior year. The decrease in product revenue is attributable to a decline in the average selling prices for our gamma cameras, partially offset by increasing maintenance contract revenues. We continue to experience pricing pressures on our gamma cameras and we expect this pricing pressure to continue.

Gross Profit

Consolidated. Consolidated gross profit was $20.5 million for 2007, representing an increase of $1.5 million, or 7.7%, compared to the prior year. The increase in consolidated gross profit was principally generated from ultrasound imaging services. The increase was also the result of our efforts to improve operational efficiencies, as well as lower material and supply costs. Consolidated gross profit as a percentage of revenue increased to 27.7% for 2007 from 26.5% for 2006.

DIS. Cost of DIS revenue consists primarily of labor, equipment depreciation and other costs associated with the provision of services. Cost of DIS revenue increased to $39.5 million for 2007, representing an increase of $1.8 million, or 4.9%, over the prior year, primarily generated from ultrasound imaging services, and offset by a reduction in pharmaceutical costs associated with our decision to discontinue the sale of stress agents. Historically, the pharmaceutical costs approximated their sales value, resulting in almost no profit on these sales. DIS gross profit increased to $12.9 million for 2007, which represents an increase of $1.0 million, or 8.2%. DIS gross profit as a percentage of revenue increased to 24.6% for 2007 from 24.1% for 2006.

Product. Cost of revenues primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Warranty costs are charged to cost of revenues in the period our cameras are sold and are based on our historical experience with failure rates and repair costs. Cost of goods sold was $13.9 million for 2007, representing a decrease of $1.3 million, or 8.4%, compared to the prior year. Product gross profit increased to $7.6 million for 2007, which represents an increase of $0.5 million, or 6.7%. Product gross profit as a percentage of revenue increased to 35.3% for 2007 from 31.9% for 2006. Product margin improvement is due to a reduction in material costs and an improvement in operating efficiency gained from increased camera volumes as units were manufactured and placed into DIS as part of our DIS camera fleet upgrade program.

Operating Expenses

Research and Development. Research and development expenses consist primarily of costs associated with the design, development, testing, and enhancement of our products. The primary costs are salaries and fringe benefits, development material costs, facility and overhead costs, consulting fees and nonrecurring engineering costs. Research and development expenses were $3.1 million for 2007, which represents a decrease of $0.8 million, or 21.1%, compared to the prior year. This was primarily attributable to a reduction in the average number of research personnel from 20 to 17 people and decreased spending on indirect materials associated with new product development. Research and development expenses were 14.3% of product revenue for 2007 compared to 17.5% for 2006. Our research and development efforts occur principally within our products segment. In the future, we expect to continue to invest in research and development as we innovate and seek to continue to improve our existing technology.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, travel, marketing, and collateral materials and tradeshow costs. Sales and marketing expenses were $7.7 million for 2007, representing a decrease of $1.2 million, or 13.1%, compared to the prior year. This was primarily attributable to a reduction in outside service costs and stock compensation, which decreased by $0.2 million from the prior year. Sales and marketing expenses were 10.4% of total revenue for 2007 compared to 12.3% for 2006. We expect to increase our sales and marketing efforts, principally in our DIS business, as we expand into new geographies and launch a marketing program for echocardiography and vascular ultrasound.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for finance and accounting, human resources and other personnel, as well as legal and other professional fees and insurance. General and administrative expenses were $11.9 million for 2007, representing a decrease of $2.6 million, or 18.0%, compared to the prior year as a result of lower personnel related expenses, legal and recruiting costs and a reduction in spending on outside services. General and administrative expenses were 16.0% of total revenue for 2007 compared to 20.2% for 2006.

Other Income

Other income consists primarily of interest income, net of interest and other expenses. The decrease in other income reflects the lower levels of average cash and investments balances in 2007 compared to 2006, primarily due to the acquisition of Ultrascan’s net assets.

Net Loss

Our net loss was $1.4 million for 2007 compared $6.3 million for 2006, primarily as a result of the factors described above.

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

DIS. Our DIS revenue decreased to $49.6 million for 2006, which represents a decline of $0.6 million, or 1.2%, over the prior year. The decrease in DIS revenue resulted primarily from phasing out the delivery of stress agents to the majority of our DIS customers in June 2006. Stress agent revenue was $2.0 million in 2006 compared to $4.2 million in 2005.

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

Sales and Marketing. Sales and marketing expenses increased to $8.8 million in 2006, an increase of $1.4 million, or 19.0%, over 2005, primarily as a result of an increase in personnel costs of $0.8 million. Sales and marketing related stock-based-compensation costs, including those associated with the adoption of SFAS 123(R), were $0.3 million during 2006, which was $0.2 million higher than the stock-based compensation costs recorded in 2005. Sales and marketing expenses were 12.3% of total revenue in 2006 compared to 10.8% in 2005.

General and Administrative. General and administrative expenses were $14.5 million in 2006, representing a decrease of $0.4 million, or 2.5%, over 2005. Stock-based compensation costs, including those associated with the adoption of SFAS 123(R), were $1.0 million during 2006, which was $0.7 million higher than the stock-based compensation costs recorded in the 2005. General and administrative expenses were 20.2% of total revenue in 2006 compared to 21.9% in 2005

Stock-based compensation

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

The adoption of SFAS 123(R) in 2006 resulted in the recognition of total stock-based compensation expense of $1.6 million in 2006. Of this amount, approximately $0.2 million is included in cost of sales, $0.1 million is included in research and development expenses, $0.3 million is included in selling and marketing expenses and $1.0 million is included in general and administrative expenses. Total unrecognized stock-based compensation costs related to nonvested stock and option awards at December 31, 2006 was $2.2 million which arose from the adoption of SFAS No. 123(R). The unrecognized cost is being recognized over a weighted average period of approximately 2.0 years.

Other Income (Expense)

The increase in other income (expense) during 2006 from 2005 reflects an increase in market yields on our cash and investment balances and a $0.1 million reduction of interest expense as a result of the reduction of amounts outstanding on capital leases.

Net Loss

Our net loss for the year ended December 31, 2006 decreased to $6.3 million compared to $9.6 million loss for the year ended December 31, 2005, primarily as a result of the factors described above.

Liquidity and Capital Resources

General

We require capital principally for capital expenditures, acquisitions, debt service, and working capital to finance accounts receivable and inventory. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of deliveries and the payment cycles of our customers. Our capital expenditures consist primarily of DIS nuclear cameras, ultrasound machines, vans, and computer hardware and software. As of December 31, 2007, we had cash, cash equivalents and securities available-for-sale of $31.7 million. We currently invest our cash reserves in money market funds, high-grade auction rate securities, corporate debt securities and government sponsored entities. Based upon our current level of expenditures, we believe our current working capital together with cash flows from operating activities will be adequate to meet our anticipated cash requirements for working capital, debt service and capital expenditures for at least the next 12 months.

Net cash provided by operations totaled $4.7 million in 2007 due to cash flow from net income before non-cash charges such as depreciation, amortization and stock-based compensation. We reduced our net inventory levels during 2007 as we focused on purchasing processes and outsourcing initiatives. We experienced an increase in our receivables, which primarily represents receivables generated by ultrasound imaging services. Net cash provided by investing activities amounted to $0.3 million in 2007. $17.7 million of cash was provided from the net maturities of securities available-for-sale, which was offset by $8.8 million of cash used to acquire net assets from Ultrascan, and $8.6 million of cash used for capital expenditures primarily associated with our DIS operations, net of cash received from sales of property and equipment. Net cash used in financing activities amounted to approximately $0.2 million in 2007, and represents the repayment of capital lease obligations, net of proceeds arising from the exercise of stock options.

The acquisition of net assets from Ultrascan may require additional consideration of cash and common stock of up to $3.9 million to be paid to the seller or its designees in the event that certain financial milestones are achieved over the next four years.

Debt Service

As of December 31, 2007, we had capital lease obligations totaling $0.2 million. These obligations are secured by the specific equipment financed under each lease and will be repaid monthly over the lease terms, which range from 1 to 14 months. Our DIS subsidiary entered into the majority of these capital lease obligations.

We are committed to making future cash payments on capital leases (including interest) and operating leases. We have not guaranteed the debt of any other party. The following table summarizes our contractual obligations as of December 31, 2007 (dollars in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$230	$230	$—	$—	$—
Operating lease obligations	2,935	1,330	1,337	229	39

Total	$3,165	$1,560	$1,337	$229	$39

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. On an ongoing basis, we evaluate our estimates and judgments using updated historical and anticipated results. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. Consequently, actual results could differ from our estimates. We believe that the following significant accounting policies may involve a higher degree of judgment and complexity than others.

Revenue Recognition

We derive revenue principally from providing in-office services to support the performance of nuclear imaging procedures and from selling and servicing solid-state digital gamma cameras. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), when all of the following four criteria are met:

1. A contract or sales arrangement exists;

2. Products have been shipped and title has transferred or services have been rendered;

3. The price of the products or services is fixed or determinable; and

4. Collectibility is reasonably assured.

Our DIS revenue is recorded once the services and disposables are provided and consumed, which is normally on the day of the service. For our product revenue, these criteria are usually met upon delivery, or shortly thereafter. Reductions to our DIS revenue are recorded to provide for payment adjustments. Reductions to product revenue are recorded to provide for payment adjustments and credit memos.

Reserves for Doubtful Accounts and Billing Adjustments

We provide reserves for billing adjustments and doubtful accounts. Historically, the need to estimate reserves for accounts receivable has been mostly limited to our DIS business. Within the product business, we book specific reserves for receivables that may be difficult to collect. DIS adjustments and credit memos are adjustments for billing errors that are normally adjusted within the first 90 days subsequent to the performance of service, with the majority occurring within the first 30 days. Reserves are provided as a percentage of DIS revenue based on our historical experience rate. We use a combination of factors in evaluating the collectibility of accounts receivable. Each account is reviewed on at least a quarterly basis and a reserve percentage varying from zero to 100% for each account is established. We do not establish reserves for accounts with a history of payment without disputes. We generally reserve a portion of the outstanding balance for accounts that are more than 90 days late and/or under dispute. We reserve 100% of the outstanding balance for accounts that we believe constitute a high risk of default based on factors such as level of dispute, payment history and our knowledge of a customer’s inability to meet its obligations.

We also consider our bad debt write-off history. Our estimates of collectibility could be impacted by material amounts by changed circumstances, such as a higher number of defaults or material adverse changes in a payor’s ability to meet its obligations. The provision for billing adjustments is charged against DIS revenues and the provision for doubtful accounts is charged to general and administrative expenses. Our risk of material loss is mitigated as we only have a small number of customer accounts that have receivable balances in excess of $100K.

Valuation of Goodwill

The acquisition of net assets from Ultrascan resulted in the recording of goodwill. We recorded these assets at their estimated fair values on the date of the acquisition. The excess between the purchase price and the net assets acquired was recorded as goodwill. We review goodwill for impairment on an annual basis during the fourth quarter, as well as when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The provisions of SFAS No. 142 require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of the reporting unit with goodwill to the carrying value of its long-term assets. We determine the fair value using the income approach, which bases the fair value on estimated future cash flows generated from the reporting unit’s long-term assets. If the carrying value of the long-term assets exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test, whereby the carrying value of the reporting unit’s goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference would be recorded. We have not recognized an impairment loss related to goodwill.

Our judgments regarding the existence of impairment indicators and our estimates of future cash flows are based on the operational performance of the reporting unit, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use, including estimates of future cash flows, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

Valuation of Long-Lived Assets including Finite Lived Purchased Intangible Assets

Long-lived assets consist of property and equipment and finite lived intangible assets. We record property and equipment at cost, and record other intangible assets based on their fair values at the date of acquisition. We calculate depreciation on property and equipment using the straight-line method over the estimated useful life of the assets. We calculate amortization on other intangible assets using either the accelerated or the straight-line method over the estimated useful life of the assets, based on the nature of when we expect to receive cash inflows generated by the intangible assets.

We account for long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The scope of SFAS No. 144 includes long-lived assets, or groups of assets, to be held and used as well as those which are to be disposed of by sale or by other method. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. We perform an annual review of the carrying value of our long-lived assets to be held and used, including certain identifiable intangible assets, during the fourth quarter of each fiscal year.

Inventory

We state inventories at the lower of cost (first-in, first-out) or market (net realizable value). Costs include material, labor and manufacturing overhead costs. We review our inventory balances quarterly for excess or obsolete inventory levels. Except where firm orders are on-hand, we consider production inventory quantities in excess of the next 12 months’ demand as excess and reserve for them at 100% of cost, depending on our knowledge and forecast for the product. Service inventory in excess of 36 months demand is likewise reserved at 100% of cost. We establish obsolescence reserves at 100% for obsolete products. We review the reserve quarterly and, if necessary, make adjustments. We rely on historical information to support our reserve and utilize management’s business judgment. Once the inventory is reserved, we do not adjust the reserve balance until the inventory is sold.

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

Share-based Payments

We grant options to purchase our common stock to our employees and directors under our equity compensation plans. These options are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards (“SFAS”) No. 123, Share-Based Payment (“SFAS 123(R)”). We adopted SFAS 123(R) on January 1, 2006, using the modified prospective method. Under this method, prior periods are not revised for comparative purposes. The provisions of SFAS 123(R) apply only to the awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, is recognized in net income in the periods after adoption.

Under SFAS 123(R), we estimate the fair value of the stock option awards using the Black-Scholes-Merton option-pricing model on the date of grant. The fair value of stock option awards that are expected to vest are recognized using the straight-line method over the requisite service period. The determination of the fair value is affected by certain assumptions, some of which are subjective by nature. The weighted-average assumptions used in the Black-Scholes-Merton model for the year ended December 31, 2007 were 5.8 years for the expected term, 50% for the expected volatility, 4.6% for the risk free rate and 0% for dividend yield. The weighted average expected option term for 2007 and 2006 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option trenches. We utilized this approach as our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term. Expected volatilities are based on historical volatility of our stock. We estimated the forfeiture rate based on historical data for forfeitures and we are recognizing compensation costs only for those equity awards expected to vest. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

Prior to the adoption of SFAS 123(R), we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, to account for our equity compensation plans. Deferred compensation for stock options granted to employees was determined as the difference between the exercise price and the fair value of our common stock on the date of grant. Those amounts were initially recorded as a component of stockholders’ equity and were amortized, on an accelerated basis, as a non-cash charge to cost of revenues and operations over the vesting period of the options.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated on their report which is included herein.

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Digirad Corporation

We have audited Digirad Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Digirad Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Digirad Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 of Digirad Corporation and our report dated February 8, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 8, 2008

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

1. The following financial statements of Digirad Corporation and Report of Ernst & Young LLP, independent registered public accounting firm, are included in this report:

2. Financial statement schedules.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Reserve for bad debt (1)	Reserves for billing adjustments and contractual allowances (2)	Reserve for excess and obsolete inventories (3)
	(In thousands)
Balance at December 31, 2004	650	166	415
Provision	766	1,086	605
Write-offs and recoveries, net	(534)	(1,035)	(124)

Balance at December 31, 2005	882	217	896
Provision	560	907	349
Write-offs and recoveries, net	(765)	(831)	(333)

Balance at December 31, 2006	677	293	912
Provision	736	1,111	411
Write-offs and recoveries, net	(608)	(1,130)	(493)

Balance at December 31, 2007	$805	$274	$830

(1)	The provision was charged against general and administrative expenses.
(2)	The provision was charged against revenue.
(3)	The provision was charged against cost of revenues.

No other financial statement schedules are provided because the information called for is not required or is shown either in the consolidated financial statements or the notes thereto.

3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation.

3.2(13)	Amended and Restated Bylaws.

4.1(2)	Form of Specimen Stock Certificate.

4.2(3)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended.

10.1(2)†	License Agreement by and between Digirad Corporation and the Regents of the University of California dated May 19, 1999, as amended.

10.2(1)†	Amendment to License Agreement by and between Digirad Corporation and the Regents of the University of California, dated July 26, 2004.

10.3(2)†	Software License Agreement by and between Digirad Corporation and Segami Corporation, dated June 16, 1999, as amended.

10.4(7)+	Addendum to Software License Agreement by and between Digirad Corporation and Segami Corporation, dated June 16, 1999, as amended.

10.5(2)†	License Agreement by and between Digirad Corporation and Cedars-Sinai Health System, dated May 22, 2001.

10.6(2)†	License Agreement by and between Digirad Corporation and Cedars-Sinai Health System, dated April 1, 2003.

Exhibit Number	Description
10.7(2)†	Development and Supply Agreement by and between Digirad Corporation and QuickSil, Inc., dated June 18, 1999.

10.8(2)	Loan and Security Agreement by and between Digirad Corporation and Silicon Valley Bank, dated July 31, 2001, as amended.

10.9(2)	Irrevocable Standby Letter of Credit executed by Silicon Valley Bank in favor of Digirad Corporation, dated November 5, 2003.

10.10(2)	Loan Agreement by and between Digirad Corporation and Gerald G. Loehr Trust, dated September 1, 1993, as amended.

10.11(4)	Amendment to Loan Agreement dated effective August 9, 2004, by and between Digirad Corporation and the Gerald G. Loehr Separate Property Trust.

10.12(2)	Loan Agreement by and between Digirad Corporation and Clinton L. Lingren, dated September 1, 1993, as amended.

10.13(2)	Loan Agreement by and between Digirad Corporation and Jack F. Butler, dated September 1, 1993, as amended.

10.14(2)	Equipment Lease Agreement by and between Orion Imaging Systems, Inc. and MarCap Corporation, dated October 1, 2000.

10.15(2)	Equipment Lease Agreement by and between Digirad Imaging Solutions, Inc. and MarCap Corporation, dated June 13, 2003.

10.16(2)	Master Equipment Lease Agreement by and between Digirad Imaging Solutions, Inc. and DVI Financial Services, Inc., dated May 24, 2001.

10.17(2)	Sublease Agreement by and between Digirad Corporation as sub-lessee and REMEC, Inc. as sub-lessor, dated November 3, 2003.

10.18(2)#	1991 Stock Option Program Stock Option Agreement.

10.19(2)#	1997 Stock Option/Stock Issuance Plan, as amended.

10.20(7)#	1998 Stock Option/Stock Issuance Plan, as amended.

10.21(1)#	2004 Stock Incentive Plan.

10.22(7)#	Form of Notice of Stock Option Award and Stock Option Award Agreement for 2004 Stock Incentive Plan.

10.23(2)#	2004 Non-Employee Director Option Program.

10.24(7)#	Form of Notice of Stock Option Award and Stock Option Award Agreement for 2004 Non-Employee Director Option Program.

10.25(2)#	Form of Indemnification Agreement.

10.26(2)#	Letter Agreement by and between Digirad Corporation and David M. Sheehan, dated June 11, 2002.

10.27(2)	Loan and Security Agreement by and between Orion Imaging Systems, Inc., Digirad Imaging Systems, Inc. and Heller Healthcare Finance, Inc., dated January 9, 2001, as amended.

10.28(2)	Master Lease Agreement by and between Digirad Corporation and GE Healthcare Financial Services, dated September 26, 2000.

10.29(12)+	Agreement for Services between our wholly-owned subsidiary, Digirad Imaging Solutions, Inc. (“DIS”) and MBR and Associates, Inc., (“MBR”) dated December 27, 2006 (the “Agreement for Services”).

Exhibit Number	Description
10.30(2)	Form of Warrant to purchase shares of Series E Preferred Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.

10.31(2)	Form of Warrant to purchase shares of Series E Preferred Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.

10.32(2)	Form of Warrant to purchase shares of Common Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.

10.33(2)	Warrant to purchase shares of Series E Preferred Stock by and between Digirad Corporation and Silicon Valley Bank, dated July 31, 2001.

10.34(2)	Form of Warrant to purchase shares of Common Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.

10.35(2)	Form of Warrant to purchase shares of Common Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.

10.36(2)	Form of Warrant to purchase shares of Common Stock by and between Digirad Corporation and the investors listed on the schedule attached thereto.

10.37(1)	Form of Warrant to purchase shares of Common Stock by and between Digirad Corporation and the investors listed on the schedule attached thereto.

10.38(3)	Form of Warrant to purchase shares of Common Stock by and between Digirad Corporation and the investors listed on the schedule attached thereto.

10.39(5)#	2005 Inducement Stock Incentive Plan.

10.40(5)#	2005 Inducement Stock Incentive Plan Award Agreement.

10.41(6)#	Executive Employment Agreement by and between Digirad Corporation and Mark Casner, dated September 14, 2005.

10.42(7)+	Supply Agreement by and between Digirad Corporation and QuickSil, Inc., dated October 31, 2005.

10.43(7)#	Amendment to Executive Employment Agreement by and between Digirad Corporation and Mark Casner, dated January 15, 2006.

10.44(7)#	Second Amendment to Executive Employment Agreement by and between Digirad Corporation and Mark Casner, dated March 3, 2006.

10.45(8)#	Third Amendment to Executive Employment Agreement by and between Digirad Corporation and Mark Casner, dated December 13, 2006.

10.46(10)#	Digirad Corporation 2004 Stock Incentive Plan as Amended and Restated August 2, 2007.

10.47(11)	Asset Purchase Agreement by and between Digirad Corporation, Digirad Imaging Solutions, Inc., Digirad Ultrascan Solutions, Inc. and Ultrascan, Inc. dated May 1, 2007.

21.1(2)	Subsidiaries of Digirad Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1(9)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(9)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q originally filed with the Commission on August 11, 2004, as amended thereafter, and is incorporated herein by reference.
(2)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter, and is incorporated herein by reference.
(3)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on November 2, 2004, and is incorporated herein by reference.
(4)	This exhibit was previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Commission on September 7, 2004, and is incorporated herein by reference.
(5)	This exhibit was previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Commission on September 15, 2005, and is incorporated herein by reference.
(6)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on November 4, 2005, and is incorporated herein by reference.
(7)	This exhibit was previously filed as an exhibit to the Company’s annual report on Form 10-K filed with the Commission on March 3, 2005, and is incorporated herein by reference.
(8)	This exhibit was previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Commission on December 14, 2006, and is incorporated herein by reference.
(9)	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Digirad Corporation under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
(10)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on August 7, 2007, and is incorporated herein by reference.
(11)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on May 7, 2007, and is incorporated herein by reference.
(12)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-K filed with the Commission on February 20, 2007, and is incorporated herein by reference.
(13)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 8-K filed with the Commission on May 9, 2007, and is incorporated herein by reference.
†	Digirad Corporation has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Commission.
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Commission.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGIRAD CORPORATION

Dated: February 13, 2008	By:	/s/ MARK L. CASNER
	Name:	Mark L. Casner
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ MARK L. CASNER Mark L. Casner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2008

/s/ TODD P. CLYDE Todd P. Clyde	Chief Financial Officer Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 13, 2008

/s/ R. KING NELSON R. King Nelson	Director (Chairman of the Board of Directors)	February 13, 2008

/s/ GARY F. BURBACH Gary F. Burbach	Director	February 13, 2008

/s/ RAYMOND V. DITTAMORE Raymond V. Dittamore	Director	February 13, 2008

/s/ KENNETH E. OLSON Kenneth E. Olson	Director	February 13, 2008

/s/ DOUGLAS REED, M.D. Douglas Reed, M.D.	Director	February 13, 2008

/s/ TIMOTHY J. WOLLAEGER Timothy J. Wollaeger	Director	February 13, 2008

DIGIRAD CORPORATION

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Digirad Corporation

We have audited the accompanying balance sheets of Digirad Corporation as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digirad Corporation at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Digirad Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 8, 2008

D igirad Corporation

Consolidated Balance Sheets

(In thousands, except par value amounts)

	As of December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$14,922	$10,070
Securities available-for-sale	16,740	34,256
Accounts receivable, net	8,536	7,534
Inventories, net	5,455	5,860
Other current assets	1,786	1,499

Total current assets	47,439	59,219
Property and equipment, net	16,235	9,570
Other intangible assets, net	2,631	428
Goodwill	2,650	—
Restricted cash	60	60

Total assets	$69,015	$69,277

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,650	$2,643
Accrued compensation	3,547	3,650
Accrued warranty	930	788
Other accrued liabilities	3,285	3,306
Deferred revenue	2,909	2,775
Current portion of long-term debt	213	269

Total current liabilities	13,534	13,431
Long-term debt, net of current portion	—	99
Deferred rent	234	302
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized at December 31, 2007 and 2006, respectively; no shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.0001 par value: 80,000 shares authorized at December 31, 2007 and 2006; 18,931 and 18,795 shares issued and outstanding at December 31, 2007 and 2006, respectively	2	2
Additional paid-in capital	152,503	151,539
Accumulated other comprehensive income (loss)	123	(91)
Accumulated deficit	(97,381)	(96,005)

Total stockholders’ equity	55,247	55,445

Total liabilities and stockholders’ equity	$69,015	$69,277

See accompanying notes.

D igirad Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years ended December 31,
	2007	2006	2005
Revenues:
DIS	$52,440	$49,614	$50,194
Product	21,507	22,312	17,992

Total revenues	73,947	71,926	68,186
Cost of revenues:
DIS	39,520	37,675	37,376
Product	13,909	15,192	15,564

Total cost of revenues	53,429	52,867	52,940

Gross profit	20,518	19,059	15,246
Operating expenses:
Research and development	3,072	3,894	3,747
Sales and marketing	7,670	8,827	7,420
General and administrative	11,920	14,535	14,903
Amortization and impairment of intangible assets	697	27	179

Total operating expenses	23,359	27,283	26,249

Loss from operations	(2,841)	(8,224)	(11,003)
Other income (expense):
Interest income	1,608	2,100	1,678
Interest expense	(42)	(112)	(217)
Other expense	(101)	(54)	(77)

Total other income	1,465	1,934	1,384

Net loss	(1,376)	(6,290)	(9,619)

Basic and diluted net loss per share	$(0.07)	$(0.34)	$(0.52)

Shares used in per share computations:
Weighted average shares outstanding—basic and diluted	18,845	18,761	18,468

See accompanying notes.

D igirad Corporation

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Deferred Compensation	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balance at December 31, 2004	18,075	$2	$149,845	$(97)	$(920)	$(80,096)	$68,734
Exercise of common stock options	630	—	345	—	—	—	345
Issuance costs related to initial public offering settled for less than the amount provided	—	—	155	—	—	—	155
Deferred compensation	—	—	(144)	—	144	—	—
Amortization of deferred compensation	—	—	—	—	497	—	497
Comprehensive loss:
Net loss	—	—	—	—	—	(9,619)	(9,619)
Unrealized loss on securities available-for-sale	—	—	—	(124)	—	—	(124)

Total comprehensive loss	—	—	—	—	—	—	(9,743)

Balance at December 31, 2005	18,705	2	150,201	(221)	(279)	(89,715)	59,988
Elimination of deferred compensation upon adoption of FAS 123(R)	—	—	(279)	—	279	—	—
Stock-based compensation	—	—	1,574	—	—	—	1,574
Exercise of common stock options	90	—	43	—	—	—	43
Comprehensive loss:
Net loss	—	—	—	—	—	(6,290)	(6,290)
Unrealized gain on securities available-for-sale	—	—	—	130	—	—	130

Total comprehensive loss	—	—	—	—	—	—	(6,160)

Balance at December 31, 2006	18,795	2	151,539	(91)	—	(96,005)	55,445
Stock-based compensation	—	—	898	—	—	—	898
Exercise of common stock options	136	—	66	—	—	—	66
Comprehensive loss:
Net loss	—	—	—	—	—	(1,376)	(1,376)
Unrealized gain on securities available-for-sale	—	—	—	214	—	—	214

Total comprehensive loss	—	—	—	—	—	—	(1,162)

Balance at December 31, 2007	18,931	$2	$152,503	$123	$—	$(97,381)	$55,247

See accompanying notes.

D igirad Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2007	2006	2005
Operating activities
Net loss	$(1,376)	$(6,290)	$(9,619)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,438	4,522	4,602
Amortization and impairment of intangible assets	697	68	216
Loss on disposal of assets	166	82	78
Stock-based compensation	905	1,574	497
Amortization of premium on securities available-for-sale and gain on investments	30	133	446
Changes in operating assets and liabilities:
Accounts receivable	(49)	598	1,885
Inventories	398	(724)	1,844
Other assets	(233)	188	(67)
Accounts payable	4	491	(2,161)
Accrued compensation	(262)	1,065	175
Accrued warranty, deferred rent and other accrued liabilities	(134)	(1,391)	1,701
Deferred revenue	134	(83)	514

Net cash provided by operating activities	4,718	233	111
Investing activities
Payments made in connection with a business acquisition, net	(8,804)	—	—
Purchases of securities available-for-sale	(2,800)	(19,507)	(30,032)
Maturities of securities available-for-sale	20,501	18,450	40,475
Purchases of property and equipment	(8,606)	(4,592)	(3,079)
Proceeds from sale of property and equipment	45	—	—
Patents and other assets	—	(94)	(17)

Net cash provided (used) by investing activities	336	(5,743)	7,347
Financing activities
Net issuances of common stock	66	43	345
Repayment of obligations under capital leases	(268)	(766)	(2,848)

Net cash used in financing activities	(202)	(723)	(2,503)

Net increase (decrease) in cash and cash equivalents	4,852	(6,233)	4,955
Cash and cash equivalents at beginning of year	10,070	16,303	11,348

Cash and cash equivalents at end of year	$14,922	$10,070	$16,303

Supplemental information:
Cash paid during the period for interest	$43	$79	$175
Non-cash investing and financing activities:
Purchase of assets under capital leases	$113	$—	$17

See accompanying notes.

D igirad Corporation

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business and Basis of Presentation

Digirad Corporation (“Digirad”), a Delaware corporation, is a leading provider of cardiovascular imaging services and solid-state nuclear medicine imaging products to physician offices, hospitals and other medical services providers. Digirad has two reportable segments, Digirad Imaging Solutions (“DIS”) and Product. The accompanying consolidated financial statements include the operations of both segments. Intercompany accounts and transactions have been eliminated in consolidation. Substantially all of our revenue arises from sales activity in the United States. Through DIS, we provide in-office services to physicians, offering certified personnel, required licensure, an imaging system and other support and supplies for the performance of nuclear and ultrasound imaging procedures under the supervision of our physician customers. DIS physician customers enter into annual lease contracts for imaging services generally delivered on a per-day basis. Our Product segment sells solid-state gamma cameras and provides camera service and maintenance contracts. No DIS or Product customer accounted for more than 10% of our revenue in any of the periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Our significant estimates include the valuation of goodwill, the valuation of long-lived assets, the reserve for doubtful accounts, revenue and billing adjustments, excess and obsolete inventories, warranty costs, the valuation allowance for deferred tax assets, and the assumptions used in estimating the fair value of stock options. Actual results could differ from those estimates.

Revenue Recognition

We derive revenue principally from providing in-office services to support the performance of cardiac imaging procedures and from selling and servicing solid-state digital gamma cameras. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), when all of the following four criteria are met:

1. A contract or sales arrangement exists;

2. Products have been shipped and title has transferred or services have been rendered;

3. The price of the products or services is fixed or determinable; and

4. Collectibility is reasonably assured.

SAB 104 sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title and risk of loss, the need for installation, and customer acceptance. These factors and the specific terms of each contract or sales arrangement are considered when revenue is recognized.

DIS revenue is derived from both nuclear and ultrasound in-office imaging services. Revenue related to imaging services is recognized at the time services are performed and collection is reasonably assured. DIS services are generally billed on a per-day basis under annual contracts which specify the number of days of service to be provided.

Product revenues are generated from the sales of gamma cameras and follow on maintenance service contracts. We generally recognize revenue upon delivery to customers. We also provide installation and training for camera sales in the United States. Installation and training is generally performed shortly after delivery and

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

represents a relatively insignificant cost, which we accrue at the time revenue is recognized. Neither service is essential to the functionality of the product. Maintenance services are sold beyond the term of the warranty, which is generally one year from the date of purchase. Revenue from these contracts is deferred and recognized ratably over the period of the obligation and is included in product sales in the accompanying consolidated statements of operations.

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

Securities, Available-for-Sale

Securities consist of high-grade auction rate securities, corporate debt securities and government sponsored entities. We classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholder’s equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned. Realized gains and losses on investments in securities have not been material for any period presented. The amortization and accretion, interest income and realized gains and losses are included in interest income within the Consolidated Statements of Operations. The composition of investments at December 31, 2007 and 2006 are as follows (in thousands):

As of December 31, 2007	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Auction rate securities	1 or less	$7,475	$—	$—	$7,475
Corporate debt securities	1 to 3	2,639	9	—	2,648
Government sponsored entities	1 to 3	6,503	114	—	6,617

		$16,617	$123	$—	$16,740

As of December 31, 2006	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Auction rate securities	1 or less	$11,500	$—	$—	$11,500
Corporate debt securities	1 to 3	10,135	—	(43)	10,092
Government sponsored entities	1 to 3	12,712	—	(48)	12,664

		$34,347	$—	$(91)	$34,256

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

We reclassified certain securities with a fair value of $0.5 million as of December 31, 2006 to auction rate securities. These securities were previously classified as corporate debt securities in the tables above.

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

Reserves for Doubtful Accounts and Billing Adjustments

Historically, the need to estimate reserves for accounts receivable has been limited to our DIS business. We provide reserves for billing adjustments and doubtful accounts. DIS adjustments and credit memos are adjustments for billing errors that are normally adjusted within the first 90 days subsequent to the performance of service, with the majority occurring within the first 30 days. Reserves are provided as a percentage of DIS revenue based on our historical experience rate. We use a combination of factors in evaluating the collectibility of accounts receivable. Each account is reviewed on at least a quarterly basis and a reserve percentage varying from zero to 100% for each account is established. We do not establish reserves for accounts with a history of payment without disputes. We generally reserve a portion of the outstanding balance for accounts that are more than 90 days late and/or under dispute. We reserve 100% of the outstanding balance for accounts that we believe constitute a high risk of default based on factors such as level of dispute, payment history and our knowledge of a customer’s inability to meet its obligations.

We also consider our bad debt write-off history. Our estimates of collectibility could be impacted by material amounts by changed circumstances, such as a higher number of defaults or material adverse changes in a payor’s ability to meet its obligations. The provision for billing adjustments is charged against DIS revenues and the provision for doubtful accounts is charged to general and administrative expenses. Our risk of material loss is mitigated as we only have a small number of customer accounts that have receivable balances in excess of $100K.

Inventories

We state inventories at the lower of cost (first-in, first-out) or market (net realizable value). Costs include material, labor and manufacturing overhead costs. We review our inventory balances quarterly for excess or obsolete inventory levels. Except where firm orders are on-hand, we consider production inventory quantities in excess of the next 12 months’ demand as excess and reserve for them at 100% of cost, depending on our knowledge and forecast for the product. Service inventory in excess of 36 months demand is likewise reserved at 100% of cost. We establish obsolescence reserves at 100% for obsolete products. We review the reserve quarterly and, if necessary, make adjustments. We rely on historical information to support our reserve and utilize management’s business judgment. Once the inventory is reserved, we do not adjust the reserve balance until the inventory is sold.

Valuation of Long-Lived Assets including Finite Lived Purchased Intangible Assets

Long-lived assets consist of property and equipment and finite lived intangible assets. We record property and equipment at cost, and record other intangible assets based on their fair values at the date of acquisition. We calculate depreciation on property and equipment using the straight-line method over the estimated useful life of the assets. We calculate amortization on other intangible assets using either the accelerated or the straight-line method over the estimated useful life of the assets, based on the nature of when we expect to receive cash inflows generated by the intangible assets.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

We account for long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The scope of SFAS No. 144 includes long-lived assets, or groups of assets, to be held and used as well as those which are to be disposed of by sale or by other method. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. We perform an annual review of the carrying value of our long-lived assets to be held and used, including certain identifiable intangible assets, during the fourth quarter of each fiscal year.

Valuation of Goodwill

The acquisition of net assets from Ultrascan resulted in the recording of goodwill. We recorded these assets at their estimated fair values on the date of the acquisition. The excess between the purchase price and the net assets acquired was recorded as goodwill. We review goodwill for impairment on an annual basis during the fourth quarter, as well as when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The provisions of SFAS No. 142 require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of the reporting unit with goodwill to the carrying value of its long-term assets. We determine the fair value using the income approach, which bases the fair value on estimated future cash flows generated from the reporting unit’s long-term assets. If the carrying value of the long-term assets exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test, whereby the carrying value of the reporting unit’s goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference would be recorded. We have not recognized an impairment loss related to goodwill.

Shipping and Handling Fees and Costs

We record all shipping and handling billings to a customer in a sales transaction as revenue earned for the goods provided in accordance with the Emerging Issues Task Force (“EITF”) Issue 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping and handling costs are included in cost of revenues and totaled $0.3 million for each of the years ended 2007, 2006 and 2005.

Share-based Payments

We grant options to purchase our common stock to our employees and directors under our equity compensation plans. These options are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards (“SFAS”) No. 123, Share-Based Payment (“SFAS 123(R)”). We adopted SFAS 123(R) on January 1, 2006, using the modified prospective method. Under this method, prior periods are not revised for comparative purposes. The provisions of SFAS 123(R) apply only to the awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, is recognized in net loss in the periods after adoption.

Under SFAS 123(R), we estimate the fair value of the stock option awards using the Black-Scholes-Merton option-pricing model on the date of grant. The fair value of stock option awards that are expected to vest are recognized using the straight-line method over the requisite service period. The determination of the fair value is affected by certain assumptions, some of which are subjective by nature. The weighted-average assumptions used in the Black-Scholes-Merton model for the year ended December 31, 2007 were 5.8 years for the expected term, 50% for the expected volatility, 4.6% for the risk free rate and 0% for dividend yield.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

Prior to the adoption of SFAS 123(R), we applied APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, to account for our equity compensation plans as permitted by SFAS 123(R). Deferred compensation for stock options granted to employees was determined as the difference between the exercise price and the fair value of our common stock on the date of grant. Those amounts were initially recorded as a component of stockholders’ equity and were amortized, on an accelerated basis, as a non-cash charge to cost of revenues and operations over the vesting period of the options.

Compensation Costs

Results of operations for the years ended December 31, 2007, 2006 and 2005 include stock-based compensation costs of $0.9 million, $1.6 million, and $0.5 million, respectively. There were no significant modifications to our share-based employee payment plans during the periods presented that resulted in any incremental compensation cost. A portion of the share-based compensation was capitalized as part of our inventory in 2006 and 2005; however this amount was not significant in either period. The following is a summary of stock-based compensation costs, by income statement classification:

	Years ended December 31,
	2007	2006	2005
The composition of stock-based compensation is as follows:
Cost of DIS revenue	$71	$141	$103
Cost of product revenue	49	74	53
Research and development	78	130	67
Sales and marketing	100	279	46
General and administrative	607	942	228

	$905	$1,566	$497

Valuation of Stock Option Awards

The following weighted-average assumptions were utilized for the calculations during each period:

	Years ended December 31,
	2007	2006	2005
Expected life (in years)	5.8	6.0	5.0
Weighted average volatility	50%	52%	73%
Forfeiture rate	16%	18%	—
Risk-free interest rate	4.6%	4.8%	4.0%
Expected dividend yield	—	—	—

The weighted average expected option term for 2007 and 2006 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all options. We utilized this approach as our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term. Expected volatilities are based on historical volatility of our stock. In 2006 and 2005, we also used the historical volatility of comparable companies to determine the expected volatility of our stock. We estimated the forfeiture rate based on historical data for forfeitures and we are recognizing compensation costs only for those equity awards expected to vest. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

Adjusted net loss information

Prior to adoption of SFAS 123(R), we followed APB 25 in accounting for our employee stock options as permitted by SFAS 123. The following table illustrates the effect on net loss and loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the year ended December 31, 2005, prior to the adoption of SFAS 123(R). We used the Black-Scholes option-pricing model to estimate fair value and amortized the FV of the options on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), over the vesting period. Disclosures for the years ended December 31, 2007 and December 31, 2006 are not presented in the following table because stock-based payments were accounted for under SFAS 123(R)’s fair-value method during those periods.

Our adjusted net loss information for the year ended December 31, 2005 is as follows (in thousands):

Year ended December 31, 2005
Net loss applicable to common stockholders, as reported	$(9,619)
Add: total stock-based employee compensation included in reported net loss	497
Less: total stock-based employee compensation determined under the fair value method for all awards	(3,977)

Adjusted net loss	$(13,099)

Basic and diluted net loss per share, as reported	$(0.52)

Adjusted basic and diluted net loss per share	$(0.71)

Warranty

We provide a warranty on certain of our products and accrue the estimated cost at the time revenue is recorded. Warranty expense is charged to product cost of revenues. Since July 2002, substantially all of the warranty periods have been 12 months before customer-sponsored maintenance begins. Warranty reserves are established based on historical experience with failure rates and repair costs and the number of systems covered by warranty. Warranty reserves are depleted as gamma cameras are repaired. The costs consist principally of materials, personnel, overhead and transportation. We review warranty reserves quarterly and, if necessary, make adjustments. The activities in our warranty reserve are as follows (in thousands):

	Years ended December 31,
	2007	2006	2005
Balance at beginning of year	$788	$825	$1,219
Charges to cost of revenues	1,747	963	1,160
Applied to liability	(1,605)	(1,000)	(1,554)

Balance at end of year	$930	$788	$825

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs for the years ended December 31, 2007, 2006 and 2005 were $0.7 million, $0.7 million and $0.5 million, respectively.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

Net Loss Per Share

We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share (“EPS”) is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, convertible preferred stock, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

For the years ended 2007, 2006, and 2005, there is no difference in basic or diluted earnings per share since we generated a net loss in all three years, resulting in all common stock equivalents having no dilutive effect. Potentially dilutive securities totaling 349,000, 412,000 and 749,000 at December 31, 2007, 2006 and 2005, respectively, were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect.

Recently Issued Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its consolidated results of operations and financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the first quarter of fiscal 2008. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, that SFAS 159 will have on its consolidated results of operations and financial condition.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is required to be adopted by the first quarter of fiscal 2008. The Company believes the adoption of this standard will have no material effect on its financial position, results of operations or cash flows.

2. Financial Statement Details

The composition of certain balance sheet accounts is as follows (in thousands):

Accounts Receivable

	December 31,
	2007	2006
Accounts receivable	$9,515	$8,504
Less reserves and allowance for doubtful accounts	(979)	(970)

	$8,536	$7,534

Inventories

	December 31,
	2007	2006
Raw materials	$2,433	$2,985
Work-in-progress	3,197	3,316
Finished goods	655	471

	6,285	6,772
Less reserves for excess and obsolete inventories	(830)	(912)

	$5,455	$5,860

Property and Equipment

	December 31,
	2007	2006
Machinery and equipment	$27,606	$21,276
Furniture and fixtures	183	158
Computers and software	3,224	3,446
Leasehold improvements	769	749

	31,782	25,629
Less accumulated depreciation and amortization	(15,547)	(16,059)

	$16,235	$9,570

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

Other Accrued Liabilities

	December 31,
	2007	2006
Radiopharmaceuticals and consumable medical supplies	$571	$579
Professional fees	479	495
Sales and property taxes payable	446	236
Customer deposits	356	355
Outside services and consulting	338	454
Facilities and related costs	230	279
Travel expenses	233	244
Other accrued liabilities	632	664

	$3,285	$3,306

3. Debt

During 2002 through 2007, we entered into a series of financing transactions structured as capital leases. The equipment, consisting of vans equipped with our mobile gamma cameras, is used by DIS to provide mobile nuclear imaging services. Total debt as of December 31, 2007 and 2006 was $0.2 million and $0.4 million, respectively. As of December 31, 2007, all debt is due within one year. As of December 31, 2006, $0.3 million was due within one year. The initial terms of these leases range from 12 to 60 months.

4. Commitments and Contingencies

Leases

We lease our facilities under non-cancelable operating leases that expire through 2010. Rent expense was $1.4 million, $1.4 million and $1.1 million (including common area charges) for the years ended December 31, 2007, 2006 and 2005, respectively. Annual future minimum lease payments as of December 31, 2007 are as follows (in thousands):

	Operating Leases	Capital Leases
2008	$1,330	$230
2009	1,019	—
2010	318	—
2011	122	—
2012	107	—
Thereafter	39	—

Total minimum lease payments	$2,935	230

Less amount representing interest		(17)

Present value of future minimum capital lease obligations		$213

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

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

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

In connection with this transaction, we assessed the value of the acquired intangible assets, and allocated the purchase price in accordance with the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). We accounted for this acquisition under the purchase method of accounting, and accordingly, the purchased assets and liabilities were initially recorded at their estimated fair values at the date of the acquisition. The value of these assets and liabilities were then adjusted during the third quarter to reflect their final fair values and the final purchase price. The aggregate purchase price exceeded the acquired net tangible assets by approximately $5.6 million, which has been allocated to intangible assets with finite lives (customer relationships and covenants not to compete) and goodwill in accordance with SFAS 141. As of December 31, 2007, the amount of goodwill that is expected to be deductible for tax purposes is $2.5 million. The customer relationships and covenants not to compete are being amortized over their estimated useful lives of seven and five years, respectively. The purchase price was allocated as follows (in thousands):

Fair value of net tangible assets acquired and liabilities assumed:
Accounts receivable, net	$953
Other current assets	54
Fixed assets	2,409
Accounts payable and accrued compensation	(162)

3,254
Fair value of identifiable intangible assets acquired:
Customer relationships	2,600
Covenants not to compete	300

2,900
Goodwill	2,650

Total purchase price	$8,804

The accompanying consolidated statement of operations for the years ended December 31, 2007 and December 31, 2006 reflect the operating results of Ultrascan since the date of the acquisition. The following unaudited pro forma results have been prepared for comparative purposes only and do not purport to be an indicator of the results of operations that would have actually resulted had the acquisition occurred at the beginning of 2007 or 2006. Assuming the acquisition of Ultrascan occurred on January 1, 2007 and on January 1, 2006, the pro forma unaudited results of operations would have been as follows for the years ended December 31, 2007 and December 31, 2006, respectively:

	Years Ended December 31,
	2007	2006
Revenues	$76,578	$79,633
Net loss	(1,653)	(5,627)
Net loss per share	(0.09)	(0.34)

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

6. Intangible Assets and Goodwill

The components of intangible assets and goodwill consisted of the following (in thousands):

	December 31, 2007
	Estimated Useful Life (years)	Gross Amount	Accumulated Amortization	Net Book Value
Intangibles subject to amortization:
Customer relationships	7	$2,600	$453	$2,147
Covenants not to compete	5	300	40	260
Patents	15	304	96	208
Trademarks	15	28	12	16

Total		$3,232	$601	$2,631

Intangibles not subject to amortization:
Goodwill		2,650	—	2,650

Total intangibles and goodwill:		$5,882	$601	$5,281

	December 31, 2006
	Estimated Useful Life (years)	Gross Amount	Accumulated Amortization	Net Book Value
Intangibles subject to amortization:
Patents	15	$499	$107	$392
Trademarks	15	56	20	36

Total intangibles and goodwill:		$555	$127	$428

During the fourth quarter of 2007, we performed our annual impairment assessments of all intangible assets, including goodwill. We recorded an impairment charge for patents and trademarks that were registered in Europe and Asia with a net book value of $0.2 million. The impairment was considered necessary as the Company does not intend to maintain the patents. No other indicators of impairment were noted.

All patents and trademarks, as well as their related amortization and impairment expense, are recorded within the Product segment. All other intangible assets, including goodwill, and their related amortization expense, are recorded within the DIS segment.

The aggregate amortization expense related to intangible assets with finite lives for the year ended December 31, 2007 was $0.5 million. Amortization expense was insignificant in 2006 and 2005. Estimated future amortization expense related to intangible assets with finite lives at December 31, 2007 is as follows:

In Thousands
2008	708
2009	584
2010	432
2011	337
2012	240
Thereafter	330

Total	$2,631

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

7. Stockholders’ Equity

Stock Options

At December 31, 2007, we have one stock option plan (the “2004 Plan”) under which stock options may be granted to employees and non-employee members of our Board of Directors. Terms of any award of stock options and other equity instruments granted under the 2004 Plan, including any vesting requirement (which is generally four years) or term (up to 10 years), are determined by the Board of Directors.

Under the 2004 Plan, we are authorized to issue an aggregate of 2,400,000 shares of common stock. The number of shares reserved for issuance under the 2004 Plan is subject to increase by any shares, up to a maximum of 1,500,000 shares (approximately 251,000 at December 31, 2007), represented by awards under the 1998 Stock Option/Stock Issuance Plan that are forfeited, expire or are cancelled. At December 31, 2007, we have approximately 819,000 shares available for future issuance under the 2004 Plan.

Prior to the completion of our initial public offering in June 2004, we were authorized to issue options under our 1991 Stock Option Program, 1997 Stock Option/Stock Issuance Plan and 1998 Stock Option/Stock Issuance Plan; however, no additional awards may now be made under such plans. Upon grant, the options under such plans were generally exercisable immediately; however, any exercised but unvested shares remain subject to repurchase by us at the original exercise price.

The following table summarizes option activity under the stock option plans (in thousands, except per share amounts):

	Shares	Weighted average exercise price	Average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2006	2,669	$4.58	8.12	$1,759
Granted	306	4.34
Exercised	(135)	0.49
Forfeited or expired	(384)	5.07

Outstanding at December 31, 2007	2,456	$4.69	7.46	$1,017

Vested or expected to vest at December 31, 2007	2,318	$4.69	7.46	$1,014
Exercisable at December 31, 2007	1,596	$4.81	6.92	$1,000

	2007	2006	2005
Weighted average grant-date fair value of options granted	$2.28	$2.22	$3.27
Aggregate intrinsic value of options exercised	421	329	3,166
Weighted average fair value of shares vested	2.95	2.39	4.27

A summary of the status of our nonvested options as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below (in thousands, except per share amounts):

	Shares	Weighted average grant-date fair value
Nonvested outstanding at December 31, 2006	1,322	$2.74
Granted	306	2.28
Forfeited or expired	(248)	2.50
Vested	(521)	2.94

Nonvested outstanding at December 31, 2007	859	$2.52

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007, $1.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our various plans is expected to be recognized over a weighted-average period of 2 years. Cash received from option exercises for the years ended December 31, 2007, 2006, and 2005 was $67,000, $53,000, and $345,000, respectively. Because of our net operating losses, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three years ended December 31, 2007.

Common Shares Reserved for Issuance

The following table summarizes common shares reserved for future issuance at December 31, 2007 (in thousands):

Stock options outstanding	2,456
Stock options available for future grant	819
Warrants	77

Total common shares reserved for issuance	3,352

Warrants

At December 31, 2007, 77,142 common stock warrants with a weighted average exercise price of $11.40 per share were outstanding.

8. Income Taxes

As of December 31, 2007, we had federal and state income tax net operating loss carry forwards of $84.8 million and $31.3 million, respectively. Federal loss carry forwards of $0.1 million will expire in 2008 unless previously utilized; material federal loss carry forwards do not begin expiring until 2010. No material state loss carry forwards will expire until 2012, unless previously utilized. We also have federal and California research and other credit carry forwards of approximately $1.9 million and $1.9 million respectively. Federal credit carry forwards of $8,000 will expire in 2008 unless previously utilized; material federal credits do not begin expiring until 2012. The California research credits have no expiration. Pursuant to Internal Revenue Code Sections 382 and 383, use of our net operating loss and credit carry forwards may be limited because of a cumulative change in ownership greater than 50% may have occurred or may occur in the future. A valuation allowance has been recognized to offset the deferred tax assets, as realization of such assets has not met the “more likely than not” threshold required under SFAS No. 109.

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$31,055	$31,009
Research and development and other credits	3,389	3,083
Reserves	1,807	1,542
Capitalized research and inventory costs	314	339
Other, net	2,135	1,889

Total deferred tax assets	38,700	37,862
Deferred tax liabilities—depreciation	(1,232)	(1,062)
Reserve for Uncertain Tax Positions	(1,509)	—
Valuation allowance for deferred tax assets	(35,959)	(36,800)

Net deferred tax assets	$—	$—

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). The Company recorded a cumulative change of $1.2 million which was recorded as a decrease to deferred tax assets and a corresponding reduction to the valuation allowance. The following table summarized the activity related to our unrecognized tax benefits:

Balance at January 1, 2007	$1,509
Increases related to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—

Balance at December 31, 2007	$1,509

Included in the unrecognized tax benefits of $1.5 million at December 31, 2007 was $1.2 million of tax benefits that, if recognized, would reduce our annual effective tax rate. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2003; however, our NOL and research credit carryforwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2007.

9. Employee Retirement Plan

We have a 401(k) retirement plan (the “Plan”), under which all full-time employees may contribute up to 100% of their annual salary, within IRS limits. We may make discretionary contributions to the Plan and contributions totaled $0.2 million for each of the years ended 2007 and 2006. We did not make any such contributions in 2005.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

10. Segments

Our reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the operating income (loss) contributed by each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

	Years ended December 31,
Segment data in thousands	2007	2006	2005
Gross profit by segment:
DIS	$12,920	$11,940	$12,818
Product	7,598	7,119	2,428

Consolidated gross profit	$20,518	$19,059	$15,246

Loss from operations by segment:
DIS	$(562)	$(4,292)	$(1,791)
Product	(2,279)	(3,932)	(9,212)

Consolidated loss from operations	$(2,841)	$(8,224)	$(11,003)

Depreciation, amortization and impairment of intangible assets by segment:
DIS	$4,024	$3,462	$3,478
Product	1,111	1,128	1,340

Consolidated total	$5,135	$4,590	$4,818

	As of December 31,
	2007	2006	2005
Identifiable assets by segment:
DIS	$28,127	$14,237	$14,141
Product	40,888	55,040	60,363

Consolidated assets	$69,015	$69,277	$74,504

Goodwill by segment:
DIS	$2,650	$—	$—
Product	—	—	—

Consolidated goodwill	$2,650	$—	$—

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

11. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2007 and 2006 are as follows (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2007
Revenues	$17,538	$18,812	$18,774	$18,823
Gross profit	5,442	5,810	4,774	4,492
Loss from operations	(416)	(140)	(972)	(1,313)
Net income (loss)	74	238	(588)	(1,100)
Net income (loss) per common share—basic and diluted (1)	0.00	0.01	(0.03)	(0.06)

Fiscal 2006
Revenues	$18,955	$19,022	$16,702	$17,247
Gross profit	4,393	5,672	4,084	4,910
Loss from operations	(3,300)	(1,636)	(2,685)	(603)
Net loss	(2,804)	(1,203)	(2,134)	(149)
Net loss per common share—basic and diluted (1)	(0.15)	(0.06)	(0.11)	(0.01)

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.