Form 10-Q
period 2008-03-31
DIGIRAD CORP
filed 2008-04-30
CIK 707388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

As of April 11, 2008, the registrant had 18,930,673 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Digirad Corporation

Consolidated Balance Sheets

(In thousands, except par value amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,568	$14,922
Securities available-for-sale	8,304	16,740
Accounts receivable, net	9,772	8,536
Inventories, net	5,804	5,455
Other current assets	2,133	1,786

Total current assets	41,581	47,439
Property and equipment, net	17,494	16,235
Other intangible assets, net	2,441	2,631
Goodwill	2,650	2,650
Securities available-for-sale	2,500	—
Restricted cash	60	60

Total assets	$66,726	$69,015

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,648	$2,650
Accrued compensation	2,843	3,547
Accrued warranty	785	930
Other accrued liabilities	3,036	3,285
Deferred revenue	2,922	2,909
Current portion of long-term debt	142	213

Total current liabilities	12,376	13,534
Long-term debt, net of current portion	75	—
Deferred rent	211	234
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized at March 31, 2008 and December 31, 2007; no shares issued or outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.0001 par value: 80,000 shares authorized at March 31, 2008 and December 31, 2007; 18,931 shares issued and outstanding at March 31, 2008 and December 31, 2007	2	2
Additional paid-in capital	152,683	152,503
Accumulated other comprehensive income	155	123
Accumulated deficit	(98,776)	(97,381)

Total stockholders’ equity	54,064	55,247

Total liabilities and stockholders’ equity	$66,726	$69,015

See accompanying notes.

Digirad Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2008	2007
Revenues:
DIS	$13,854	$12,197
Product	4,417	5,341

Total revenues	18,271	17,538
Cost of revenues:
DIS	10,912	8,938
Product	2,946	3,158

Total cost of revenues	13,858	12,096

Gross profit	4,413	5,442
Operating expenses:
Research and development	644	782
Sales and marketing	2,119	2,098
General and administrative	3,159	2,972
Amortization of intangible assets	190	6

Total operating expenses	6,112	5,858

Loss from operations	(1,699)	(416)
Other income (expense):
Interest income	314	475
Interest expense	(8)	(11)
Other	(2)	26

Total other income	304	490

Net (loss) income	$(1,395)	$74

Net (loss) income per common share – basic and diluted	$(0.07)	$0.00

Weighted average shares outstanding – basic	18,931	18,815

Weighted average shares outstanding – diluted	18,931	19,200

See accompanying notes.

Digirad Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2008	2007
Operating activities
Net income (loss)	$(1,395)	$74
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	1,372	855
Amortization of intangible assets	190	6
Stock-based compensation	180	267
Loss on disposal of assets	16	19
Amortization of premium on securities available-for-sale	14	22
Changes in operating assets and liabilities:
Accounts receivable	(1,236)	(1,302)
Inventories	(350)	(941)
Other assets	(347)	(6)
Accounts payable	(2)	(614)
Accrued compensation	(704)	(1,153)
Accrued warranty, deferred rent and other accrued liabilities	(351)	233
Deferred revenue	13	(54)

Net cash used by operating activities	(2,600)	(2,594)
Investing activities
Purchases of property and equipment	(2,606)	(1,993)
Purchases of securities available-for-sale	(2,560)	(2,750)
Maturities of securities available-for-sale	8,515	7,000

Net cash provided by investing activities	3,349	2,257
Financing activities
Issuances of common stock	—	11
Proceeds from capital lease financing	—	37
Repayment of obligations under capital leases	(103)	(70)

Net cash used by financing activities	(103)	(22)

Net increase (decrease) in cash and cash equivalents	646	(359)
Cash and cash equivalents at beginning of period	14,922	10,070

Cash and cash equivalents at end of period	$15,568	$9,711

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Intercompany accounts have been eliminated in consolidation. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year. For further information see our financial statements and related disclosures thereto for the year ended December 31, 2007 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements, and has been partially deferred for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 5 for the related disclosures regarding fair value measurement of our investments.

In addition, on January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We did not elect to use the fair value option. Therefore, the adoption of SFAS 159 did not impact our consolidated financial position, results of operations or cash flows.

Net (Loss) Income Per Share

We calculate net income (loss) per share in accordance with the Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). SFAS 128 requires presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as options and warrants. Options and warrants are only included in the calculation of diluted earnings per share when their effect is dilutive.

The following table sets forth the computation and diluted net income per share for the three months ended March 31, 2008 and 2007 (in thousands, except per share amounts):

	Three months ended March 31,
	2008	2007
Net (loss) income	$(1,395)	$74
Shares used to compute basic net (loss) income per share	18,931	18,815
Dilutive potential common shares Stock options	—	385

Shares used to compute diluted net (loss) income per share	18,931	19,200

Basic and diluted net (loss) income per share	$(0.07)	$0.00

2. Financial Statement Details

Inventories consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$2,355	$2,433
Work-in-progress	3,257	3,197
Finished goods	981	655

	6,593	6,285
Less reserves for excess and obsolete inventories	(789)	(830)

	$5,804	$5,455

Property and equipment consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Machinery and equipment	$29,837	$27,606
Computers and software	3,519	3,224
Leasehold improvements	769	769
Furniture and fixtures	183	183

	34,308	31,782
Less accumulated depreciation and amortization	(16,814)	(15,547)

	$17,494	$16,235

Other accrued liabilities consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Radiopharmaceuticals and consumable medical supplies	$821	$571
Professional fees	370	479
Sales and property taxes payable	353	446
Outside services and consulting	308	338
Facilities and related costs	247	230
Travel expenses	210	233
Customer deposits	178	356
Other accrued liabilities	549	632

	$3,036	$3,285

3. Warranty

We provide a warranty on certain of our products and accrue the estimated cost at the time revenue is recorded. Warranty expense is charged to product cost of revenues. Since July 2002, substantially all of the warranty periods have been 12 months before customer-sponsored maintenance begins. Warranty reserves are established based on historical experience with failure rates and repair costs and the number of systems covered by warranty. Warranty reserves are depleted as gamma cameras are repaired. The costs consist principally of materials, personnel, overhead, and transportation. We review warranty reserves quarterly and, if necessary, make adjustments.

The activities in our warranty reserve are as follows (in thousands):

	Three months ended March 31,
	2008	2007
Balance at beginning of period	$930	$788
Charges to cost of revenues	156	523
Applied to liability	(301)	(318)

Balance at end of period	$785	$993

4. Comprehensive (Loss) Income

Comprehensive (loss) income consists of the following components (in thousands):

	Three months ended March 31,
	2008	2007
Net (loss) income, as reported	$(1,395)	$74
Unrealized gains on marketable securities	32	71

Comprehensive (loss) income	$(1,363)	$145

5. Investments

We adopted the provisions of SFAS 157, Fair Value Measurements, as of January 1, 2008. Under SFAS 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. These levels, in order of highest priority to lowest priority, are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

We measure available-for-sale securities at fair value on a recurring basis. The fair values of these securities were determined using the following inputs at March 31, 2008 (in thousands):

		Fair Value Measurements at March 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Auction rate securities	$2,500	$—	$—	$2,500
Corporate debt securities	1,515	—	1,515	—
Government sponsored entities	6,789	—	6,789	—

Total available-for-sale securities:	$10,804	$—	$10,804	$—

As of March 31, 2008, we held $2.5 million of principal invested in auction rate securities. Auction rate securities are investment vehicles with long-term or perpetual maturities which pay interest monthly at current market rates reset through a Dutch auction. These monthly auctions have historically provided a liquid market for these securities, and we have therefore presented our auction rate securities as current assets. Beginning in February 2008, the majority of auctions for these types of securities failed due to the recent liquidity issues experienced in global credit and capital markets. Our auction rate securities followed this trend and experienced multiple failed auctions due to insufficient investor demand. As there is no secondary market for auction rate securities, we have been unable to convert our positions to cash. We do not anticipate being in a position to liquidate these investments until there is a successful auction, and accordingly, have reflected our investments in auction rate securities as non-current assets on our balance sheet. Our auction rate security investments continue to pay interest according to their stated terms, are fully collateralized by underlying financial instruments (such as corporate and preferred securities as well as student loans) and have maintained AAA credit ratings despite the failure of the auction process.

The fair values of our auction rate securities as of March 31, 2008 were estimated by a third party pricing vendor based on recent trades of similar securities. The fair values of our securities have remained unchanged since December 31, 2007. However, the fair values were measured using different inputs, as these securities were trading in auctions as of December 31, 2008. The inputs to the valuation model could no longer be corroborated by observable market data as of March 31, 2008; accordingly, these securities were transferred from level 2 to level 3 of the fair value hierarchy under SFAS 157. Unlike historical periods, significant inputs to our valuation model were based on certain assumptions, including an estimated amount of time that the auction rate securities will return to liquidity, our ability to hold the auction rate securities for the length of time that they are illiquid, and that we will be able to recover our original investment in the securities.

All other securities that were valued using significant other observable inputs were valued by a third party pricing vendor. The valuations were derived via proprietary evaluation models and analytical tools. The inputs were based on objective and publicly available information. These securities are presented as current assets on the balance sheet.

6. Stock-Based Compensation

We have one stock option plan under which stock options are granted to our employees and directors. Stock options granted under this plan generally have a term of ten years from the date of grant and vest over four years. Prior to June 2004, we were authorized to issue options under various other option plans and programs; however, no additional awards may now be made under such plans. For purposes of accounting for stock-based compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. There were no significant modifications to our share-based employee payment plans during the periods presented that resulted in any incremental compensation cost. As of March 31, 2008, $1.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our various plans is expected to be recognized over a weighted-average period of 1.9 years.

Following is a summary of stock-based compensation costs by income statement classification (in thousands):

	Three months ended March 31,
	2008	2007
Cost of DIS revenue	$17	$25
Cost of product revenue	11	26
Research and development	13	23
Sales and marketing	24	50
General and administrative	115	150

Total stock-based compensation	$180	$274

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

Segment results are as follows (in thousands):

	Three months ended March 31,
	2008	2007
Gross profit by segment:
DIS	$2,942	$3,259
Product	1,471	2,183

Consolidated gross profit	$4,413	$5,442

(Loss) income from operations by segment:
DIS	$(1,271)	$123
Product	(428)	(539)

Consolidated loss from operations	$(1,699)	$(416)

Depreciation, and amortization of intangible assets by segment:
DIS	$1,330	$628
Product	232	233

Consolidated depreciation and amortization	$1,562	$861

	As of March 31,
	2008	2007
Identifiable assets by segment:
DIS	$29,860	$16,340
Product	36,866	51,738

Consolidated assets	$66,726	$68,078

8. Acquisition

On May 1, 2007, we completed the acquisition of substantially all of the assets and liabilities of Ultrascan, Inc. (“Ultrascan”), a provider of ultrasound imaging systems and services to physicians’ offices and hospitals, in exchange for cash consideration of $7.2 million, the assumption of debt obligations totaling $1.5 million (which were repaid at the closing of the acquisition), and direct transaction costs of $0.1 million. Additional consideration, payable in cash and common stock, of up to $3.9 million may be payable to the seller, or its designees, in the event that certain financial milestones are achieved over a four year period commencing on the date of the acquisition. The additional consideration will be added to goodwill if and when it is earned. We acquired Ultrascan for purposes of expanding and diversifying our service offering. We accounted for this acquisition under the purchase method of accounting, and accordingly, the purchased assets and liabilities were initially recorded at their estimated fair values at the date of the acquisition. Among other assets, we acquired $2.9 million of amortizable intangible assets and recorded $2.7 million of goodwill. The results of Ultrascan’s operations are included in the DIS segment of our consolidated financial statements beginning on the date of the acquisition.

9. Intangible Assets and Goodwill

The components of intangible assets and goodwill consisted of the following (in thousands):

	March 31, 2008
	Gross Amount	Accumulated Amortization	Net Book Value
Intangibles subject to amortization:
Customer relationships	$2,600	$622	$1,978
Covenants not to compete	300	55	245
Patents	304	101	203
Trademarks	28	13	15

Total	$3,232	$791	$2,441

Intangibles not subject to amortization:
Goodwill	2,650	—	2,650

Total intangibles and goodwill:	$5,882	$791	$5,091

	December 31, 2007
	Gross Amount	Accumulated Amortization	Net Book Value
Intangibles subject to amortization:
Customer relationships	$2,600	$453	$2,147
Covenants not to compete	300	40	260
Patents	304	96	208
Trademarks	28	12	16

Total	$3,232	$601	$2,631

Intangibles not subject to amortization:
Goodwill	2,650	—	2,650

Total intangibles and goodwill:	$5,882	$601	$5,281

All patents and trademarks, as well as their related amortization and impairment expenses, are recorded within the Product segment. All other intangible assets and their related amortization expense as well as goodwill are recorded within the DIS segment. The aggregate amortization expense related to intangible assets with finite lives for the quarter ended March 31, 2008 was $0.2 million. The aggregate amortization expense related to intangible assets with finite lives for the three months ended March 31, 2007 was immaterial. Estimated future amortization expense related to intangible assets with finite lives at March 31, 2008 is as follows:

In Thousands
2008 (remaining 9 months)	526
2009	593
2010	441
2011	347
2012	248
Thereafter	286

Total	$2,441

10. Commitments and Contingencies

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

11. Income Taxes

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

As of January 1, 2007, we had unrecognized tax benefits of approximately $1.5 million. There has been no significant change in unrecognized tax benefits through March 31, 2008. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2003; however, our net operating loss and research credit carry-forwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of March 31, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q, and the audited financial statements and notes thereto as of and for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2008. Operating results are not necessarily indicative of results that may occur in future periods.

This report contains various forward-looking statements regarding our business, financial condition, results of operations and future plans and projects. Forward-looking statements discuss matters that are not historical facts and can be identified by the use of words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would” or similar expressions. In this report, for example, we make forward-looking statements regarding, among other things, our expectations about the rate of revenue growth in specific business segments and the reasons for that growth and our profitability, our expectations regarding an increase in sales, strategic traction and sales and marketing spending, uncertainties relating to our ability to compete, uncertainties relating to our ability to increase our market share, changes in coverage and reimbursement policies of third-party payors and the effect on our ability to sell our products and services, the existence and likelihood of strategic acquisitions and our ability to timely develop new products or services that will be accepted by the market. Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future, but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Overview

We are a leading provider of cardiovascular imaging services and solid-state nuclear medicine imaging products to physician offices, hospitals and other medical services providers. We designed and commercialized the first solid-state nuclear gamma camera for the detection of cardiovascular disease and other medical conditions. Our imaging systems are mobile as well as fixed, and provide enhanced operability, improved patient comfort and, in the case of our triple-headed Cardius®-3 XPO system, shorter image acquisition time when compared to traditional vacuum tube cameras. The cameras and accompanying equipment fit easily into floor spaces as small as seven feet by eight feet and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting or within multiple departments of a hospital.

We generate revenues within two primary operating segments: our imaging service business (DIS) and our product business. Through DIS, we offer a comprehensive mobile imaging services leasing program as an alternative to purchasing a gamma camera or ultrasound machine for physicians who wish to perform nuclear imaging, echocardiography, vascular ultrasound, or any combination of these procedures in their offices by leasing the imaging system, certified personnel and other support required to perform imaging in the physician’s office. The flexibility of our products and our DIS leasing service allows physicians more control over the diagnosis and treatment of their patients in their offices and to retain revenue from procedures they would otherwise refer elsewhere. We also offer DigiTech leases to customers who own one of our nuclear gamma cameras, but contract with us to provide staffing and other support services. DIS leasing services are primarily provided to cardiologists and internists. Physicians enter into annual contracts for imaging services delivered on a per-day basis. Our typical lease contracts provide service coverage ranging from once per month to three times per week. We experience some seasonality in our DIS business related to summer slowdowns (principally relating to vacations), holidays and inclement weather. Historically, DIS results have been most negatively affected by seasonality in the third quarter.

Our product revenue results primarily from selling solid-state gamma cameras and from the sale of camera maintenance contracts. We sell our imaging systems to physician offices, hospitals, and imaging centers primarily in the United States, although we have sold a small number of imaging systems internationally. We do not anticipate that the international market will be a significant source of revenues in the foreseeable future.

Our Market

The target market for our products and services is comprised of approximately 26,000 cardiologists, 130,000 internists and family practitioners, and hospitals in the United States that perform or could perform nuclear cardiac and ultrasound procedures. As of March 31, 2008, we have provided imaging services through DIS to more than 800 physicians and physician groups. We have sold 542 cameras through our product segment. More than half of our DIS nuclear and ultrasound imaging customers are internists or other primary care practitioners, and the remainder are cardiologists. We believe our market has been negatively affected by declining reimbursements from Medicare and Medicaid programs, pricing pressures, and continuing efforts by some third party payors to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications, or disallowing reimbursement if imaging is performed with mobile or leased cameras. We expect each of these trends to continue.

Trends and Drivers

The medical device industry, including the market for nuclear and ultrasound imaging systems and services, is highly competitive. Our overall business continues to face the challenge of the decline in demand for nuclear imaging equipment and services, which we believe reflects the impact of the Deficit Reduction Act on the reimbursement environment, as well as competition from new nuclear gamma camera products and competing imaging modalities, such as CT angiography, positron emission tomography and hybrid technologies. We believe that the principal competitive factors in our market include: acceptance by physicians; qualification for reimbursement; pricing; ease of use, reliability and mobility; technical leadership and superiority; and effective marketing and distribution.

In providing DIS lease services, we continue to face pressure from the competition to reduce our prices. We compete against businesses employing traditional vacuum tube cameras, companies that use older Digirad cameras or low-cost refurbished cameras, and imaging centers that install nuclear gamma cameras and make them available to referring physicians in their geographic vicinity. To counteract pressures from the competition, we diversified the line of imaging services we offer, penetrated new regions, and launched new marketing efforts, all of which have contributed to our revenue growth in 2007. In May 2007, we acquired the net assets of Ultrascan, Inc. (“Ultrascan”; see Note 8 of the condensed consolidated financial statements included in Part I, Item 1), a mobile ultrasound company with facilities centered around Atlanta, Georgia, and began offering ultrasound imaging services. This acquisition allowed our nuclear imaging business to penetrate the southeast market as we have converted one-third of Ultrascan’s pre-established customers to nuclear imaging. Furthermore, we have begun to offer ultrasound imaging services at select existing DIS locations, and will continue to expand this offering to more locations. We will continue our interest in strategic acquisitions into 2008. We also unveiled our Centers of Influence program during 2007. The Centers of Influence program is a marketing strategy that affiliates us with highly respected academic medical institutions and physicians. The established affiliation provides us with a competitive advantage, which we believe will result in the expansion of our customer base and hub locations.

Our product business continues to be negatively affected by many factors, including declining healthcare reimbursement rates for cardiac imaging procedures, competition from alternative imaging modalities such as CT Angiography and declining average selling prices for our product offerings. We believe that reimbursement trends and economic factors, including the uncertainty in the credit market and a slowing economy, resulted in fewer sales of gamma cameras during the first quarter of 2008 in comparison to the prior year.

During 2007, our product leadership team began executing a plan to combine spending reductions, focused engineering efforts and revenue growth to translate into an operating profit for the product segment. We expect that this initiative will result in further reductions in operating expenses and improvement in our gross margins. We also plan to continue to invest in research and development to improve the image quality, speed, reliability, cost structure and overall performance of our multi-headed cameras and software. We believe we are starting to see increasing opportunities to sell to larger cardiology practices as they seek to increase productivity with more efficient systems by replacing older equipment.

Financial Highlights

Our consolidated revenues were $18.3 million during the three months ended March 31, 2008 (“2008”), which represented an increase of $0.7 million, or 4.2%, over the comparable prior year period (“2007”) due to the increase in revenue in our DIS segment. DIS revenue increased $1.7 million, or 13.6%, primarily due to expanding our ultrasound imaging services. In the product business, revenue decreased $0.9 million, or 17.3%, as economic factors contributed to a decline in the number of cameras sold from 19 cameras in the first quarter of 2007 to 11 cameras in the first quarter of 2008, and as average sales prices for our gamma cameras declined. The decline in our camera sales revenues was partially mitigated by a 15% first quarter 2008 increase in maintenance contract revenues compared to the first quarter of 2007. In addition, we experienced low product bookings in the first quarter 2008 compared to historical levels. Our consolidated net loss for the three months ended March 31, 2008 was $1.4 million, compared to net income of $0.1 million during the same period in 2007, primarily due to the lower gross profit achieved at both our DIS and product segments due to the combination of increased operating costs in our imaging segment and the negative impact on operating efficiencies from the decline in our manufacturing volumes.

Our DIS business currently operates in 22 states and the District of Columbia. As of March 31, 2008, DIS operated 90 nuclear gamma cameras and 53 ultrasound imaging systems, compared to 82 nuclear gamma cameras as of March 31, 2007. We anticipate completing our initiative to upgrade our DIS gamma camera fleet. Since 2006, when we announced our plan, we have placed 68 multi-headed cameras into our DIS business. We are seeking to improve our overall profitability through more efficient utilization of our fleet of gamma cameras and ultrasound machines. We measure such efficiency by tracking system utilization, which is measured based on the percentage of days that our nuclear and ultrasound imaging machines are used to deliver services to customers out of the total number of days that they are available to deliver such services. The addition of ultrasound services contributed greatly to the improvement in our system utilization, which was 64% for the three months ended March 31, 2008, compared to 58% during the same period in 2007.

We continue to obtain additional hub accreditation to respond to the reimbursement requirements of some third party payors. As of March 31, 2008, we had obtained accreditation from the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories for 28 of our 30 DIS hub locations requiring accreditation. We are also in the process of submitting an application to obtain ultrasound imaging accreditation through the Intersocietal Commission for the Accreditation of Echocardiography Laboratories.

Results of Operations

The following table sets forth our results from operations, expressed as percentages of revenues for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Revenues:
DIS	75.8%	69.5%
Product	24.2	30.5

Total revenues	100.0	100.0
Total cost of revenues	75.8	69.0

Gross profit	24.2	31.0
Operating expenses:
Research and development	3.5	4.5
Sales and marketing	11.6	12.0
General and administrative	17.4	16.9
Amortization of intangible assets	1.0	—

Total operating expenses	33.5	33.4

Loss from operations	(9.3)	(2.4)
Other income	1.7	2.8

Net (loss) income	(7.6)%	0.4%

Comparison of Three Months Ended March 31, 2008 and 2007

Revenues

Consolidated. Consolidated revenue was $18.3 million for 2008, which represents an increase of $0.7 million, or 4.2%, over 2007, primarily as a result of higher DIS revenues attributable to the introduction of ultrasound imaging services. DIS revenue accounted for 75.8% of total revenues for 2008, compared to 69.5% for 2007. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue in future periods.

DIS. Our DIS revenue was $13.9 million for 2008, which represents an increase of $1.7 million, or 13.6%, over the prior year quarter. This increase was primarily the result of the ultrasound imaging services revenue generated from the assets recently acquired from Ultrascan.

Product. Our product revenue was $4.4 million for 2008, which represents a decrease of $0.9 million, or 17.3%, compared to the prior year quarter. We believe that economic factors, continued healthcare imaging reimbursement pressures, including the uncertainty in the credit market and a slowing economy, resulted in the fewer sales of gamma cameras during the first quarter of 2008 in comparison to the prior year period. The decrease in revenue from the sale of fewer gamma cameras was partially offset by a 15% increase in maintenance contract revenues.

Gross Profit

Consolidated. Consolidated gross profit was $4.4 million for 2008, representing a decrease of $1.0 million, or 18.9%, compared to the prior year quarter. The decrease in consolidated gross profit is principally the result of the decrease in sales in our product segment and, to a lesser extent, an increase in labor and other operating costs in our DIS segment. Consolidated gross profit as a percentage of revenue decreased to 24.2% for 2008 from 31.0% for 2007.

DIS. Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with the provision of services. Cost of DIS revenue increased to $10.9 million for 2008, representing an increase of $2.0 million, or 22.1%, over the prior year quarter, primarily due to costs of revenues generated from ultrasound imaging services. DIS gross profit was $2.9 million for 2008, which represents a decrease of $0.3 million, or 9.7%. DIS gross profit as a percentage of revenue decreased to 21.2% for 2008 from 26.7% for 2007, which was driven by increased labor, depreciation and maintenance costs.

Product. Cost of goods sold primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Cost of goods sold was $2.9 million for 2008, representing a decrease of $0.2 million, or 6.7%, compared to the prior year quarter. Product gross profit decreased to $1.5 million for 2008, representing a decrease of $0.7 million, or 32.6%, compared to the prior year quarter. Product gross profit as a percentage of revenue decreased to 33.3% for 2008 from 40.9% for 2007. The decrease in costs of goods sold and product margin is due to the decrease in sales activity, lower average selling prices in 2008 when compared to 2007, and the resulting decreases in manufacturing volume and operating efficiency.

Operating Expenses

Research and Development. Research and development expenses consists primarily of costs associated with the design, development and enhancement of our products. The primary costs are salaries and fringe benefits, development material costs, facility and overhead costs, consulting fees, and non-recurring engineering costs. Research and development expenses were $0.6 million for 2008, which represents a decrease of $0.1 million, or 17.6%, compared to the prior year quarter. The decrease in research and development expenses was primarily attributable to a reduction in the number of research personnel and decreased spending on indirect materials associated with new product development. Research and development expenses were 14.6% of product revenue for 2008 and 2007. In the future, we expect to invest in research and development with a focus on product cost reduction and reliability initiatives and innovation programs as we seek to improve our existing technology.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and trade show costs. Sales and marketing expenses were $2.1 million for 2008, which was essentially unchanged from the prior year. Sales and marketing expenses were 11.6% of total revenue for 2008 compared to 12.0% for 2007. We expect to increase our sales and marketing efforts as we expand into new territories and launch a marketing program for echocardiography and vascular ultrasound.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for finance, accounting, human resources and executive personnel, legal related costs, professional fees, outside services, and insurance. General and administrative expenses were $3.2 million for 2008, representing an increase of $0.2 million or 6.3%, compared to the prior year quarter, principally as a result of higher personnel costs. General and administrative expenses were 17.4% of total revenue for 2008 compared to 16.9% for 2007.

Other Income

Other income consists primarily of interest income, net of interest and other expenses. The decrease in other income reflects both decreasing market yields and the lower levels of average cash and investments balances in 2008 compared to 2007 as a result of cash used to acquire assets from Ultrascan.

Net Loss

Our net loss was $1.4 million for 2008 compared to a net income of $74,000 for 2007, primarily as a result of the factors described above.

Liquidity and Capital Resources

We require capital principally for capital expenditures, acquisitions, debt service, and working capital to finance accounts receivable and inventory. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of deliveries and the payment cycles of our customers. Our capital expenditures consist primarily of DIS nuclear cameras, ultrasound machines, vans, and computer hardware and software. As of March 31, 2008, we had cash, cash equivalents and current securities available-for-sale of $23.9 million. We currently invest our cash reserves in money market funds, high-grade auction rate securities and U.S. government or corporate debt securities. Based upon our current level of expenditures, we believe our current working capital, together with cash flows from operating activities, will be adequate to meet our anticipated cash requirements for working capital, debt service and capital expenditures for at least the next 12 months.

As of March 31, 2008, we held $2.5 million of principal invested in auction rate securities. Auction rate securities are investment vehicles with long-term or perpetual maturities which pay interest monthly at current market rates reset through a Dutch auction. These monthly auctions have historically provided a liquid market for these securities, and have therefore been presented as short-term securities. Beginning in February 2008, the majority of auctions for these types of securities failed due to the recent liquidity issues experienced in global credit and capital markets. Our auction rate securities followed this trend and experienced multiple failed auctions due to insufficient investor demand. As there is no secondary market for auction rate securities, we have been unable to convert our positions to cash. We do not anticipate being in a position to liquidate these investments until there is a successful auction, and accordingly, have reflected our investments in auction rate securities as non-current assets on our balance sheet. Our auction rate security investments continue to pay interest according to their stated terms, are fully collateralized by underlying financial instruments (such as corporate and preferred securities as well as student loans) and have maintained AAA credit ratings despite the failure of the auction process. The fair values of these auction rate securities as of March 31, 2008 were estimated by a third party pricing vendor based on recent trades of similar securities. We believe that based on the company’s current cash, cash equivalents and marketable securities balances at March 31, 2008, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations.

Net cash used by operations totaled $2.6 million for the three months ended March 31, 2008, primarily due to working capital needed to finance seasonal growth in our accounts receivable and inventories, as well as the reduction in liabilities, particularly accrued compensation. We experienced an increase in our receivables due to an overall increase in days-sales-outstanding (DSO) within our DIS segment. Net cash provided by investing activities amounted to $3.3 million for the three months ended March 31, 2008. $6.0 million of cash was provided from the net maturities of securities available-for-sale, and $2.6 million of cash was used for capital expenditures primarily associated with our DIS operations. Net cash used in financing activities amounted to approximately $0.1 million for the three months ended March 31, 2008, which represents the repayment of capital lease obligations.

The acquisition of assets and liabilities of Ultrascan may require additional consideration of cash and common stock of up to $3.9 million to be paid to the seller or its designees in the event that certain financial milestones are achieved through May 2011.

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

There were no significant changes during the quarter ended March 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

New accounting requirements.

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements, and has been partially deferred for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

In addition, we adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) on January 1, 2008. Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We did not elect to use the fair value option. Therefore, the adoption of SFAS 159 did not impact our consolidated financial position, results of operations or cash flows.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures and internal controls that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures and internal controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures and internal controls.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The market for nuclear imaging cameras has decreased over several years and we expect it to remain flat in the immediate future, thereby making competition a greater challenge. Our competition has negatively impacted our sales prices and volume. Some of our competitors enjoy significant advantages over us, including: greater name recognition; greater financial, technical, service resources; established relationships with healthcare professionals; established distribution networks; and greater resources for product development as well as sales and marketing. Additionally, certain medical device companies are developing alternative mobile cameras that directly compete with our product offerings. If we are unable to expand our current market share, our revenues are likely to decline.

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

We plan to expand our business through certain strategic acquisitions. We cannot assure you that we would be able to successfully complete any acquisition or that we will be able to successfully integrate any acquired business, product or technology into our company in a cost-effective and non-disruptive manner. Any future transactions may also result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt, and additional recurring expenses such as the amortization of intangible assets. Acquisitions involve risks, including: the difficulty of integrating the technology, operations and personnel of our acquired companies into our business; the potential disruption of our ongoing business and distraction of management; additional operating losses and expenses of the acquired businesses; and the impact of known potential liabilities or unknown liabilities. Our failure to be successful in addressing these risks or other problems encountered in connection with our past or future acquisitions could cause us to fail to realize the anticipated benefits and incur unanticipated liabilities, which could harm our business in general.

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

Our investments in auction rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

In accordance with Company policy, we invest our cash reserves in high-grade, highly liquid securities, which include auction rate securities. As of March 31, 2008, we held $2.5 million of principal invested in auction rate securities (ARS), all of which have AAA credit ratings. The auction rate securities held by us are securities with nominal maturities for which the interest rates are reset through a Dutch auction each month. These auctions historically have provided a liquid market for these securities. Our investments in ARS represent interests in collateralized debt obligations supported by pools of corporate and preferred securities and student loans. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at March 31, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. In light of the failed auctions, our ARS cannot be liquidated until there is a successful auction. In the event that the current credit markets worsen, we may not be able to recover the full value of our investments in these auction rate securities. We believe that our liquid cash and investments of $23.9 million are adequate to fund our current operations even if we lose access to these securities for an extended period of time. However, should our operations require additional working capital in the future, this lack of liquidity, if incurred, could have a material adverse effect on our operating results and financial condition.

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

We spend considerable time and money complying with federal and state laws, regulations, and other rules, and if we are unable to comply with such laws, regulations and other rules, we could face substantial penalties.

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

the Stark Law; the federal Food, Drug and Cosmetic Act; federal and state radioactive materials laws; state food and drug and pharmacy laws and regulations; state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians; state scope-of-practice laws; and federal rules prohibiting the mark-up of diagnostic tests to Medicare under certain circumstances.

Nuclear medicine is a “designated health service” under the federal anti-self-referral laws known as the Stark Law that states that a physician may not refer to an entity with which the physician or an immediate family member has a financial relationship, unless an exception applies. DIS’ physician customers may be able to meet the “in-office ancillary services” exception to the Stark Law if they meet certain conditions. In July 2007, the Centers for Medicare and Medicaid Services (CMS) proposed to modify the Stark regulations in a manner that may restrict physicians in some business arrangements from utilizing the in-office ancillary services exception to Stark. CMS could at any time propose or implement other Stark modifications to limit use of the in-office ancillary services exception. If DIS’ customers are unable or unwilling to comply with the Stark Law, utilization rates of our services and products will decline and our business will be harmed.

We maintain a compliance program to identify and correct any compliance issues and remain in compliance with all applicable laws, to train employees, to audit and monitor the Company’s operations, and to achieve other compliance goals. Like most companies with compliance programs, we occasionally discover compliance concerns. In such cases, we take responsive action including corrective measures when necessary. There can be no assurance that the Company’s responsive actions will insulate us from liability associated with any detected compliance concerns.

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

New federal and state legislations periodically establish significant changes in the healthcare system. For example, downward trends in Medicare reimbursements available to our customers have adversely affected our business. If reimbursement rates continue to decrease, or if other legislations with harmful effects are enacted, our product sales could suffer and our DIS customers may modify or terminate their lease arrangements. Our financial condition would be adversely affected under such circumstances. In addition, the potential for adoption of healthcare reform proposals on a state-by-state basis could require us to develop state-specific marketing and sales approaches and adversely affect the results of operations.

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

Our restated certificate of incorporation and restated bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock, and adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. The rights issued pursuant to our Stockholder Rights Plan will become exercisable, subject to certain exceptions, the tenth day after a person or group announces acquisition of 15% or more of our common stock or announces commencement of a tender or exchange offer, the consummation of which would result in ownership by the person or group of 15% or more of our common stock. In addition, as a Delaware corporation, we are subject to Delaware law, including Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder unless certain specific requirements are met as set forth in Section 203. These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Restated Bylaws

4.1(3)	Form of Specimen Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q originally filed with the Commission on August 11, 2004, as amended thereafter, and is incorporated herein by reference.

(2)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 8-K filed with the Commission on May 9, 2007, and is incorporated herein by reference.

(3)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter, and is incorporated herein by reference.

(4)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on November 2, 2004, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIRAD CORPORATION

Date: April 30, 2008	By:	/s/ MARK L. CASNER
Mark L. Casner President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2008	By:	/s/ TODD P. CLYDE
Todd P. Clyde Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Restated Bylaws

4.1(3)	Form of Specimen Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q originally filed with the Commission on August 11, 2004, as amended thereafter, and is incorporated herein by reference.

(2)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 8-K filed with the Commission on May 9, 2007, and is incorporated herein by reference.

(3)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter, and is incorporated herein by reference.

(4)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on November 2, 2004, and is incorporated herein by reference.