Form 10-Q
period 2008-06-30
DIGIRAD CORP
filed 2008-07-24
CIK 707388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

As of July 17, 2008, the registrant had 18,933,588 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Digirad Corporation

Consolidated Balance Sheets

(In thousands, except par value amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,381	$14,922
Securities available-for-sale	13,235	16,740
Accounts receivable, net	8,862	8,536
Inventories, net	5,652	5,455
Other current assets	2,047	1,786

Total current assets	41,177	47,439
Property and equipment, net	17,138	16,235
Intangible assets, net	2,262	2,631
Goodwill	2,650	2,650
Securities available-for-sale	2,294	—
Restricted cash	60	60

Total assets	$65,581	$69,015

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,353	$2,650
Accrued compensation	3,770	3,547
Accrued warranty	765	930
Other accrued liabilities	2,772	3,285
Deferred revenue	2,749	2,909
Current portion of long-term debt	90	213

Total current liabilities	12,499	13,534
Long-term debt, net of current portion	68	—
Deferred rent	187	234
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized at June 30, 2008 and December 31, 2007; no shares issued or outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.0001 par value: 80,000 shares authorized at June 30, 2008 and December 31, 2007; 18,932 and 18,931 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	2	2
Additional paid-in capital	152,917	152,503
Accumulated other comprehensive (loss) income	(160)	123
Accumulated deficit	(99,932)	(97,381)

Total stockholders’ equity	52,827	55,247

Total liabilities and stockholders’ equity	$65,581	$69,015

See accompanying notes.

Digirad Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
DIS	$14,224	$13,323	$28,078	$25,520
Product	5,673	5,489	10,090	10,830

Total revenues	19,897	18,812	38,168	36,350
Cost of revenues:
DIS	11,387	9,667	22,299	18,605
Product	3,955	3,335	6,901	6,493

Total cost of revenues	15,342	13,002	29,200	25,098

Gross profit	4,555	5,810	8,968	11,252
Operating expenses:
Research and development	661	791	1,305	1,573
Sales and marketing	2,277	1,939	4,397	4,037
General and administrative	2,852	3,117	6,011	6,089
Amortization of intangible assets	179	103	369	109

Total operating expenses	5,969	5,950	12,082	11,808

Loss from operations	(1,414)	(140)	(3,114)	(556)
Other income (expense):
Interest income	223	391	538	866
Interest expense	(11)	(13)	(19)	(24)
Other	46	—	44	26

Total other income	258	378	563	868

Net (loss) income	$(1,156)	$238	$(2,551)	$312

Net (loss) income per common share – basic and diluted	$(0.06)	$0.01	$(0.13)	$0.02

Weighted average shares outstanding – basic	18,936	18,821	18,940	18,818

Weighted average shares outstanding – diluted	18,936	19,208	18,940	19,208

See accompanying notes.

Digirad Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2008	2007
Operating activities
Net (loss) income	$(2,551)	$312
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation	2,808	1,914
Amortization of intangible assets	369	109
Stock-based compensation	413	618
Loss on disposal of assets	11	19
Amortization of premium on securities available-for-sale	104	27
Changes in operating assets and liabilities:
Accounts receivable	(326)	(1,178)
Inventories	(197)	(160)
Other assets	(261)	465
Accounts payable	(418)	(632)
Accrued compensation	223	(461)
Accrued warranty, deferred rent and other accrued liabilities	(539)	95
Deferred revenue	(160)	90

Net cash (used) provided by operating activities	(524)	1,218
Investing activities
Payments made in connection with a business acquisition	—	(8,904)
Purchases of securities available-for-sale	(9,376)	(2,750)
Maturities of securities available-for-sale	10,200	14,651
Purchases of property and equipment	(3,682)	(4,331)

Net cash used in investing activities	(2,858)	(1,334)
Financing activities
Issuances of common stock	1	14
Repayment of obligations under capital leases	(160)	(142)

Net cash used in financing activities	(159)	(128)

Net decrease in cash and cash equivalents	(3,541)	(244)
Cash and cash equivalents at beginning of period	14,922	10,070

Cash and cash equivalents at end of period	$11,381	$9,826

See accompanying notes.

DIGIRAD CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. Interim Financial Information

Organization and Business

Digirad Corporation (“Digirad”), a Delaware corporation, is a leading provider of cardiovascular imaging services and solid-state nuclear medicine imaging products to physician offices, hospitals and other medical services providers. Digirad has two reportable segments, Digirad Imaging Solutions (“DIS”) and Product. The accompanying consolidated financial statements include the operations of both segments. Inter-company accounts and transactions have been eliminated in consolidation. Substantially all of our revenue arises from sales activity in the United States. Through DIS, we provide in-office services to physicians, offering certified personnel, required licensure, an imaging system and other support and supplies for the performance of nuclear and ultrasound imaging procedures under the supervision of our physician customers. DIS physician customers enter into annual lease contracts for imaging services generally delivered on a per-day basis. Our Product segment sells solid-state gamma cameras and provides camera service and maintenance contracts.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Inter-company accounts have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year. For further information see our financial statements and related disclosures thereto for the year ended December 31, 2007 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Net (Loss) Income Per Share

We calculate net income (loss) per share in accordance with the Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). SFAS 128 requires presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as non-vested restricted stock units, options, and warrants. Common stock equivalents are only included in the calculation of diluted earnings per share when their effect is dilutive.

The following table sets forth the computation and diluted net income per share for the three and six months ended June 30, 2008 and 2007 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net (loss) income	$(1,156)	$238	$(2,551)	$312

Shares used to compute basic net (loss) income per share	18,936	18,821	18,940	18,818
Dilutive potential common shares:
Stock options	—	387	—	390

Shares used to compute diluted net (loss) income per share	18,936	19,208	18,940	19,208

Basic and diluted net (loss) income per share	$(0.06)	$0.01	$(0.13)	$0.02

2. Financial Statement Details

Inventories consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$2,176	$2,433
Work-in-progress	3,545	3,197
Finished goods	580	655

	6,301	6,285
Less reserves for excess and obsolete inventories	(649)	(830)

	$5,652	$5,455

Property and equipment consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Machinery and equipment	$30,294	$27,606
Computers and software	3,873	3,224
Leasehold improvements	772	769
Furniture and fixtures	183	183

	35,122	31,782
Less accumulated depreciation and amortization	(17,984)	(15,547)

	$17,138	$16,235

Other accrued liabilities consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Radiopharmaceuticals and consumable medical supplies	$660	$571
Professional fees	345	479
Outside services and consulting	296	338
Customer deposits	274	356
Facilities and related costs	270	230
Travel expenses	245	233
Sales and property taxes payable	238	446
Other accrued liabilities	444	632

	$2,772	$3,285

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

The activities in our warranty reserve are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$785	$993	$930	$788
Charges to cost of revenues	280	419	436	942
Costs applied to liability	(300)	(463)	(601)	(781)

Balance at end of period	$765	$949	$765	$949

4. Comprehensive (Loss) Income

Comprehensive (loss) income consists of the following components (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net (loss) income, as reported	$(1,156)	$238	$(2,551)	$312
Unrealized (losses) gains on marketable securities	(315)	(6)	(283)	65

Comprehensive (loss) income	$(1,471)	$232	$(2,834)	$377

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

We measure available-for-sale securities at fair value on a recurring basis. The fair values of these securities were determined using the following inputs at June 30, 2008 (in thousands):

	Total	Fair Value Measurements at June 30, 2008 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Auction rate securities	$2,294	$—	$—	$2,294
Corporate debt securities	4,287	—	4,287	—
Government sponsored entities	8,948	—	8,948	—

Total available-for-sale securities:	$15,529	$—	$13,235	$2,294

As of June 30, 2008, we held $2.3 million of principal invested in auction rate securities. Auction rate securities are investment vehicles with long-term or perpetual maturities which pay interest monthly at current market rates reset through a Dutch auction. These monthly auctions have historically provided a liquid market for these securities. Beginning in February 2008, the majority of auctions for these types of securities failed due to the recent liquidity issues experienced in global credit and capital markets. Our auction rate securities followed this trend and experienced multiple failed auctions due to insufficient investor demand. As there is a limited secondary market for these auction rate securities, we have been unable to convert our positions to cash. We do not anticipate being in a position to liquidate these investments until there is a successful auction, and accordingly, have reflected our investments in auction rate securities as non-current assets on our balance sheet. Our auction rate security investments continue to pay interest according to their stated terms, are fully collateralized by underlying financial instruments (such as corporate and preferred securities as well as student loans) and have maintained AAA credit ratings despite the failure of the auction process.

The fair values of our auction rate securities as of June 30, 2008 were estimated by us with the assistance of a third party valuation specialist. Due to the failed auctions beginning in February 2008, the inputs to the valuation model could no longer be corroborated by observable market data; accordingly, these securities were transferred from level 2 to level 3 of the fair value hierarchy under SFAS 157 during the first quarter in 2008. Significant inputs to our valuation model were based on certain assumptions, including the estimated amount of time that the auction rate securities will return to liquidity and how much of the original investment is expected to be recovered. During the three months ended June 30, 2008, we recorded an unrealized loss of $0.2 million associated with these auction rate securities. The unrealized loss reduced the fair value of these securities from $2.5 million in the prior quarter, and is included as a component of other comprehensive loss within stockholders’ equity.

All other securities that were valued using significant other observable inputs were valued by a third party pricing vendor. The valuations were derived via proprietary evaluation models and analytical tools. The inputs were based on objective and publicly available information. These securities are presented as current assets on the balance sheet.

6. Stock-Based Compensation

We have one stock incentive plan under which stock options and restricted stock units are granted to our employees and directors. Stock options granted under this plan generally have a term of ten years from the date of grant and vest over four years. Prior to June 2004, we were authorized to issue options under various other option plans and programs; however, no additional awards may now be made under such plans. For purposes of accounting for stock-based compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing formula. There were no significant modifications to our share-based employee payment plans during the periods presented that resulted in any incremental compensation cost. As of June 30, 2008, $1.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our various plans is expected to be recognized over a weighted-average period of 1.8 years.

Following is a summary of stock-based compensation costs by income statement classification (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cost of DIS revenue	$15	$19	$31	$44
Cost of product revenue	14	17	25	43
Research and development	12	21	26	44
Sales and marketing	32	15	56	65
General and administrative	160	279	275	429

	$233	$351	$413	$625

7. Segments

Our reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the operating income contributed by each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2008.

Segment results are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Gross profit by segment:
DIS	$2,837	$3,656	$5,779	$6,915
Product	1,718	2,154	3,189	4,337

Consolidated gross profit	$4,555	$5,810	$8,968	$11,252

(Loss) income from operations by segment:
DIS	$(1,260)	$202	$(2,532)	$325
Product	(154)	(342)	(582)	(881)

Consolidated loss from operations	$(1,414)	$(140)	$(3,114)	$(556)

Depreciation and amortization of tangible and intangible assets by segment:
DIS	$1,396	$922	$2,725	$1,550
Product	220	240	452	473

Consolidated depreciation and amortization	$1,616	$1,162	$3,177	$2,023

Identifiable assets by segment:
DIS	$29,723	$27,270	$29,723	$27,270
Product	35,858	42,167	35,858	42,167

Consolidated assets	$65,581	$69,437	$65,581	$69,437

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

9. Intangible Assets and Goodwill

The components of intangible assets and goodwill consisted of the following (in thousands):

	June 30, 2008
	Gross Amount	Accumulated Amortization	Net Book Value
Intangibles subject to amortization:
Customer relationships	$2,600	$780	$1,820
Covenants not to compete	300	70	230
Patents	304	106	198
Trademarks	28	14	14

Total	3,232	970	2,262

Intangibles not subject to amortization:
Goodwill	2,650	—	2,650

Total intangibles and goodwill:	$5,882	$970	$4,912

	December 31, 2007
	Gross Amount	Accumulated Amortization	Net Book Value
Intangibles subject to amortization:
Customer relationships	$2,600	$453	$2,147
Covenants not to compete	300	40	260
Patents	304	96	208
Trademarks	28	12	16

Total	3,232	601	2,631

Intangibles not subject to amortization:
Goodwill	2,650	—	2,650

Total intangibles and goodwill:	$5,882	$601	$5,281

All patents and trademarks are recorded within the Product segment. All other intangible assets, including goodwill, are recorded within the DIS segment. The aggregate amortization expense related to intangible assets with finite lives for the three and six months ended June 30, 2008 was $0.2 million and $0.4 million, respectively. The aggregate amortization expense related to intangible assets with finite lives for the three and six months ended June 30, 2007 was immaterial. Estimated future amortization expense related to intangible assets with finite lives at June 30, 2008 is as follows:

In Thousands
2008 (remaining 6 months)	$346
2009	593
2010	441
2011	347
2012	248
Thereafter	287

Total	$2,262

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

Legal Matters

In the normal course of business, we have been and will likely continue to be subject to litigation or administrative proceedings incidental to our business, such as claims related to customer disputes, employment practices, wage and hour disputes, product liability, professional liability, commercial disputes, licensure restrictions or denials, and warranty or patent infringement. Responding to litigation or administrative proceedings, regardless of whether they have merit, can be expensive and disruptive to normal business operations. As litigation and the administrative proceedings are inherently uncertain, we cannot predict the outcome of such potential future matters.

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

As of January 1, 2007, we had unrecognized tax benefits of approximately $1.5 million. There has been no significant change in unrecognized tax benefits through June 30, 2008. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2003; however, our net operating loss and research credit carry-forwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of June 30, 2008.

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

This report contains various forward-looking statements regarding our business, financial condition, results of operations and future plans and projects. Forward-looking statements discuss matters that are not historical facts and can be identified by the use of words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would” or similar expressions. In this report, for example, we make forward-looking statements regarding, among other things, our expectations about the rate of revenue growth in specific business segments and the reasons for that growth and our profitability, our expectations regarding an increase in sales, strategic traction and sales and marketing spending, uncertainties relating to our ability to compete, uncertainties relating to our ability to increase our market share, changes in coverage and reimbursement policies of third-party payors and the effect on our ability to sell our products and services, the existence and likelihood of strategic acquisitions, opportunities to sell to larger cardiology practices, and our ability to timely develop new products or services that will be accepted by the market. Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future, but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

Our Market

The target market for our products and services is comprised of approximately 26,000 cardiologists, 130,000 internists and family practitioners, and hospitals in the United States that perform or could perform nuclear cardiac and ultrasound procedures. As of June 30, 2008, we have provided imaging services through DIS to more than 800 physicians and physician groups. We have sold 562 cameras through our product segment. More than half of our DIS nuclear and ultrasound imaging customers are internists or other primary care practitioners, and the remainder are cardiologists. We believe our market has been negatively affected by declining reimbursements from Medicare and Medicaid programs, pricing pressures, and continuing efforts by some third party payors to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications, or disallowing reimbursement if imaging is performed with mobile or leased cameras. We expect each of these trends to continue.

Trends and Drivers

The medical device industry, including the market for nuclear and ultrasound imaging systems and services, is highly competitive. Our product business continues to be negatively affected by many factors, including declining healthcare reimbursement rates for cardiac imaging procedures, competition from alternative imaging modalities such as CT Angiography, and declining average selling prices for our product offerings. Despite these reimbursement trends and the slowing economy, we sold more cameras in the second quarter of 2008 in comparison to the second quarter of 2007. In addition, we see increasing opportunities to sell to larger cardiology practices as they seek to increase productivity with more efficient systems by replacing older equipment.

In providing DIS lease services, we continue to face pressure from the competition to reduce our prices. We compete against businesses employing traditional vacuum tube cameras, companies that use older Digirad cameras or low-cost refurbished cameras, and imaging centers that install nuclear gamma cameras and make them available to referring physicians in their geographic vicinity. To counteract pressures from the competition, we diversified the line of imaging services we offer, penetrated new regions, and launched new marketing efforts, all of which have contributed to our revenue growth compared to 2007. In May 2007, we acquired the net assets of Ultrascan, Inc. (“Ultrascan”; see Note 8 of the condensed consolidated financial statements included in Part I, Item 1), a mobile ultrasound company with facilities centered around Atlanta, Georgia, and began offering ultrasound imaging services. This acquisition allowed our nuclear imaging business to penetrate the southeast market and convert over one-third of Ultrascan’s pre-established customers to nuclear imaging. We now offer ultrasound imaging services outside of the greater Atlanta, Georgia region, and will continue to expand this offering to more locations. We may continue our interest in strategic acquisitions. We also unveiled our Centers of Influence program during 2007. The Centers of Influence program is a marketing strategy that affiliates us with highly respected academic medical institutions and physicians. The established affiliation provides us with a competitive advantage, which has expanded our customer base and hub locations.

In 2007, our product leadership team re-focused our engineering efforts on the image quality, speed, reliability, cost structure, and overall performance of our multi-headed cameras and software. We expect that these efforts will result in the long-term revenue growth and operating profit for the product segment.

First Half 2008 Financial Highlights

Our consolidated revenues were $38.2 million during the six months ended June 30, 2008 (“2008”), which represented an increase of $1.8 million, or 5.0%, over the comparable prior year period (“2007”) due to the increase in revenue in our DIS segment. DIS revenue increased $2.6 million, or 10.0%, primarily as a result of an increase in ultrasound imaging services revenue. In the product business, revenue decreased $0.7 million, or 6.8%, as economic factors contributed to a decline in the number of cameras sold from 38 cameras in 2007 to 31 cameras in 2008. The decline in our camera sales revenues was partially mitigated by a 13.1% increase in maintenance contract revenues. Our consolidated net loss in 2008 was $2.6 million, compared to net income of $0.3 million during 2007, primarily due to the lower gross profit achieved at both our DIS and product segments. The decline in our gross profit was due to increased labor, depreciation and other servicing costs related to DIS and a decrease in production volumes due to the reduction in the number of cameras manufactured in our product segment.

Our DIS business currently operates in 22 states and the District of Columbia. As of June 30, 2008, DIS operated 102 nuclear gamma cameras and 62 ultrasound imaging systems, compared to 87 nuclear gamma cameras and 43 ultrasound imaging systems as of June 30, 2007. We believe we can improve our overall profitability by improving the utilization of our fleet of gamma cameras and ultrasound machines. We measure efficiency by tracking system utilization, which is measured based on the percentage of days that our nuclear and ultrasound imaging machines are used to deliver services to customers out of the total number of days that they are available to deliver such services. System utilization has remained unchanged at 60% for the six months ended June 30, 2008 and 2007. We continue to obtain additional hub accreditation to respond to the reimbursement requirements of some third party payors. As of June 30, 2008, we had obtained accreditation from the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories for 28 of our 32 DIS hub locations requiring accreditation. We are also in the process of submitting an application to obtain ultrasound imaging accreditation through the Intersocietal Commission for the Accreditation of Echocardiography Laboratories.

Results of Operations

The following table sets forth our results from operations, expressed as percentages of revenues for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
DIS	71.5%	70.8%	73.6%	70.2%
Product	28.5	29.2	26.4	29.8

Total revenues	100.0	100.0	100.0	100.0
Total cost of revenues	77.1	69.1	76.5	69.0

Gross profit	22.9	30.9	23.5	31.0
Operating expenses:
Research and development	3.3	4.2	3.4	4.3
Sales and marketing	11.4	10.3	11.5	11.1
General and administrative	14.4	16.6	15.8	16.8
Amortization of intangible assets	0.9	0.5	1.0	0.3

Total operating expenses	30.0	31.6	31.7	32.5

Loss from operations	(7.1)	(0.7)	(8.2)	(1.5)
Other income	1.3	2.0	1.5	2.4

Net (loss) income	(5.8)%	1.3%	(6.7)%	0.9%

Comparison of Three Months Ended June 30, 2008 and 2007

Revenues

Consolidated. Consolidated revenue was $19.9 million for 2008, which represents an increase of $1.1 million, or 5.8%, over 2007, due to higher DIS revenues associated with an increase in ultrasound imaging services and an increase in maintenance contract revenues within our Product segment. DIS revenue accounted for 71.5% of total revenues for 2008, compared to 70.8% for 2007. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue in future periods.

DIS. Our DIS revenue was $14.2 million for 2008, which represents an increase of $0.9 million, or 6.8%, over the prior year quarter. This increase was primarily the result of the ultrasound imaging services revenue generated from the assets acquired from Ultrascan in May 2007.

Product. Our product revenue was $5.7 million for 2008, which represents an increase of $0.2 million, or 3.4%, compared to the prior year quarter. This increase was primarily due to an increase in maintenance contract revenues. Despite selling one more unit than in 2007, camera sales revenue was essentially unchanged due to selling three refurbished cameras at lower average sales prices. We anticipate that we will continue to experience pricing pressures on our gamma cameras in the future due to the combination of an uncertain economic outlook and declining medical healthcare imaging reimbursement.

Gross Profit

Consolidated. Consolidated gross profit was $4.6 million for 2008, which represents a $1.3 million decrease, or 21.6%, compared to the prior year quarter. This decrease is the result of increases in cost of goods sold within the DIS and Product segments. Consolidated gross profit as a percentage of revenue decreased to 22.9% for 2008 from 30.9% for 2007.

DIS. Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with the provision of services. Cost of DIS revenue increased to $11.4 million for 2008, representing an increase of $1.7 million, or 17.8%, over the prior year quarter, primarily due to increased labor, depreciation and other servicing costs. DIS gross profit was $2.8 million for 2008, which represents a decrease of $0.8 million, or 22.4%, as compared to the prior year quarter. DIS gross profit as a percentage of revenue decreased to 19.9% for 2008 from 27.4% for 2007.

Product. Cost of goods sold primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Cost of goods sold was $4.0 million for 2008, representing an increase of $0.6 million, or 18.6%, compared to the prior year quarter. Product gross profit decreased to $1.7 million for 2008, representing a decrease of $0.4 million, or 20.2%, compared to the prior year quarter. Product gross profit as a percentage of revenue decreased to 30.3% for 2008 from 39.2% for 2007. The decline in product margin is primarily due to a decrease in production volumes due to the reduction in the number of cameras manufactured in our product segment.

Operating Expenses

Research and Development. Research and development expenses consist primarily of costs associated with the design, development and enhancement of our products. The primary costs are salaries, development material costs, facility and overhead costs, consulting fees, and non-recurring engineering costs. Research and development expenses were $0.7 million for 2008, which represents a decrease of $0.1 million, or 16.4%, compared to the prior year quarter. The decrease in research and development expenses was primarily attributable to lower personnel and outside consulting costs. Research and development expenses were 11.7% and 14.4% of product revenue for 2008 and 2007 respectively. In the future, we expect to invest in research and development with a focus on product cost reduction, reliability initiatives and innovation programs as we seek to improve our existing technology.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and trade show costs. Sales and marketing expenses were $2.3 million for 2008, which represents a $0.3 million increase, or 17.4%, compared to the prior year quarter, principally as a result of additional personnel costs. Sales and marketing expenses were 11.4% of total revenue for 2008 compared to 10.3% for 2007. We expect to increase our sales and marketing efforts as we expand into new territories and launch a marketing program for echocardiography and vascular ultrasound.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for finance, accounting, human resources and executive personnel, legal related costs, professional fees, outside services, and insurance. General and administrative expenses were $2.9 million for 2008, representing a decrease of $0.3 million or 8.5%, compared to the prior year quarter, principally as a result of lower personnel, bad debt and insurance costs. General and administrative expenses were 14.4% of total revenue for 2008 compared to 16.6% for 2007.

Other Income

Other income consists primarily of interest income, net of interest and other expenses. The decrease of $0.1 million in other income reflects both decreasing market yields and the lower levels of average cash and investments balances in 2008 compared to 2007 as a result of cash used to acquire assets from Ultrascan.

Comparison of Six Months Ended June 30, 2008 and 2007

Revenues

Consolidated. Consolidated revenue was $38.2 million for 2008, which represents an increase of $1.8 million, or 5%, over 2007, primarily as a result of higher DIS revenues attributable to the introduction of ultrasound imaging services and an increase in maintenance contract revenues within our Product segment. DIS revenue accounted for 73.6% of total revenues for 2008, compared to 70.2% for 2007.

DIS. Our DIS revenue was $28.1 million for 2008, which represents an increase of $2.6 million, or 10.0%, over the prior year period. This increase was primarily the result of the ultrasound imaging services revenue generated from the assets acquired from Ultrascan in May 2007.

Product. Our product revenue was $10.1 million for 2008, which represents a decrease of $0.7 million, or 6.8%, compared to the prior year period. We believe that economic factors, including the uncertainty in the credit market and a slowing economy, as well as continued healthcare imaging reimbursement pressures resulted in the sales of fewer gamma cameras during the first half of 2008 in comparison to the prior year period. The decrease in revenue from the sale of fewer gamma cameras was partially offset by a 13.1% increase in maintenance contract revenues.

Gross Profit

Consolidated. Consolidated gross profit was $9.0 million for 2008, representing a decrease of $2.3 million, or 20.3%, compared to the prior year period. This decrease is the result of increases in cost of goods sold within the DIS and Product segments, as well as the decrease in sales in our product segment. Consolidated gross profit as a percentage of revenue decreased to 23.5% for 2008 from 31.0% for 2007.

DIS. Cost of DIS revenue increased to $22.3 million for 2008, representing an increase of $3.7 million, or 19.9%, over the prior year period, primarily due to costs of revenues generated from ultrasound imaging services, as well as the overall increase in labor, depreciation and other servicing costs. Depreciation costs increased due to our investment in the upgrade of our DIS fleet, which was completed during the second quarter of 2008. DIS gross profit was $5.8 million for 2008, which represents a decrease of $1.1 million, or 16.4%. DIS gross profit as a percentage of revenue decreased to 20.6% for 2008 from 27.1% for 2007.

Product. Cost of goods sold was $6.9 million for 2008, representing an increase of $0.4 million, or 6.3%, compared to the prior year period. Product gross profit decreased to $3.2 million for 2008, representing a decrease of $1.1 million, or 26.5%, compared to the prior year period. Product gross profit as a percentage of revenue decreased to 31.6% for 2008 from 40.0% for 2007. The decrease in costs of goods sold and product margin is due to the decrease in sales activity and a decrease in production volumes due to the reduction in the number of cameras manufactured in our product segment.

Operating Expenses

Research and Development. Research and development expenses were $1.3 million for 2008, which represents a decrease of $0.3 million, or 17.0%, compared to the prior year period. The decrease in research and development expenses was primarily attributable to lower personnel and outside consulting costs. Research and development expenses were 12.9% and 14.5% of product revenue for 2008 and 2007, respectively.

Sales and Marketing. Sales and marketing expenses were $4.4 million for 2008, which represents an increase of $0.4 million, or 8.9%, compared to the prior year period, principally as a result of additional personnel costs. Sales and marketing expenses were 11.5% of total revenue for 2008 compared to 11.1% for 2007.

General and Administrative. General and administrative expenses were $6.0 million for 2008, which was essentially unchanged from the prior year period. Due to the increase in total revenue in the current year, general and administrative expenses were 15.8% of total revenue for 2008 compared to 16.8% for 2007.

Other Income

Other income consists primarily of interest income, net of interest and other expenses. The decrease of $0.3 million in other income reflects both decreasing market yields and the lower levels of average cash and investments balances in 2008 compared to 2007 as a result of cash used to acquire assets from Ultrascan.

Liquidity and Capital Resources

We require capital principally for capital expenditures and working capital to finance accounts receivable and inventory. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of deliveries and the payment cycles of our customers. Our capital expenditures consist primarily of DIS nuclear cameras, ultrasound machines, vans, and computer hardware and software. As of June 30, 2008, we had cash, cash equivalents and current securities available-for-sale of $24.6 million. We currently invest our cash reserves in money market funds, U.S. government and corporate debt securities. We also own $2.3 million of non-current high-grade auction rate securities. Based upon our current level of expenditures, we believe our current working capital, together with cash flows from operating activities, will be adequate to meet our anticipated cash requirements for capital expenditures and working capital for at least the next 12 months.

As of June 30, 2008, we held $2.3 million of principal invested in auction rate securities. Auction rate securities are investment vehicles with long-term or perpetual maturities which pay interest monthly at current market rates reset through a Dutch auction. These monthly auctions have historically provided a liquid market for these securities. Beginning in February 2008, the majority of auctions for these types of securities failed due to the recent liquidity issues experienced in global credit and capital markets. Our auction rate securities followed this trend and experienced multiple failed auctions due to insufficient investor demand. As there is a limited secondary market for these auction rate securities, we have been unable to convert our positions to cash. We do not anticipate being in a position to liquidate these investments until there is a successful auction, and accordingly, have reflected our investments in auction rate securities as non-current assets on our balance sheet. Our auction rate security investments continue to pay interest according to their stated terms, are fully collateralized by underlying financial instruments (such as corporate and preferred securities as well as student loans) and have maintained AAA credit ratings despite the failure of the auction process.

The fair values of our auction rate securities as of June 30, 2008 were estimated by us with the assistance of a third party valuation specialist. Based on the estimated fair values, we recorded an unrealized loss of $0.2 million associated with these auction rate securities during the three months ended June 30, 2008. The unrealized loss reduced the fair value of these securities from $2.5 million in the prior quarter, and is included as a component of other comprehensive loss within stockholders’ equity. We believe that based on the company’s current cash, cash equivalents and marketable securities balances at June 30, 2008, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations.

Net cash used in operations totaled $0.5 million for the six months ended June 30, 2008, primarily due an increase in accounts receivable and a reduction of our accrued expenses. We experienced an increase in our receivables due to the expansion of our business, while our accrued expenses decreased due to normal payment activity. Net cash used in investing activities amounted to $2.9 million for the six months ended June 30, 2008, which primarily represents purchases of property and equipment of $3.7 million, offset by net maturities of securities available-for-sale of $0.8 million. Net cash used in financing activities amounted to approximately $0.2 million for the six months ended June 30, 2008, which represents the repayment of capital lease obligations.

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

There were no significant changes during the quarter ended June 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenues may decline due to reductions in Medicare reimbursement rates, competitor activity, or increased third party payor certification requirements.

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

We plan to expand our business through certain strategic acquisitions. We cannot assure you that we will successfully complete any given acquisition or that we will successfully integrate any acquired business, product or technology into our company in a cost-effective and non-disruptive manner. Any future transactions may also result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt, and additional recurring expenses such as the amortization of intangible assets. Acquisitions involve risks, including: the difficulty of integrating the technology, operations and personnel of our acquired companies into our business; the potential disruption of our ongoing business and distraction of management; additional operating losses and expenses of the acquired businesses; and the impact of known potential liabilities or unknown liabilities. Our failure to successfully address these risks or other problems encountered in connection with our past or future acquisitions could cause us to fail to realize the anticipated benefits and incur unanticipated liabilities, which could harm our business in general.

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

We rely on a limited number of third parties to manufacture and supply certain key components of our products. Alternative sources of production and supply may not be readily available. For example, key components of the detector heads and the processing and control software utilized in our gamma cameras are manufactured or supplied by a single source. We have also outsourced production of significant portions of our end product to a single contract manufacturer. If a disruption in the availability of parts, or in the operations of these suppliers were to occur, our ability to build gamma cameras could be materially affected. Delays in the production of our gamma cameras for an extended period of time could cause the loss of customers and revenue, which could significantly harm our business and results of operations.

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

In accordance with Company policy, we invest our cash reserves in high-grade, highly liquid securities, which include auction rate securities. As of June 30, 2008, we held $2.3 million of principal invested in auction rate securities (ARS), all of which have AAA credit ratings. The auction rate securities held by us are securities with nominal maturities for which the interest rates are reset through a Dutch auction each month. These auctions historically have provided a liquid market for these securities. Our investments in ARS represent interests in collateralized debt obligations supported by pools of corporate and preferred securities and student loans. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at June 30, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. In light of the failed auctions, our ARS cannot be liquidated until there is a successful auction. In the event that the current credit markets worsen, we may not be able to recover the full value of our investments in these auction rate securities. We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair value of our investments. If current market conditions deteriorate further, we may be required to record additional losses. We believe that our liquid cash and investments of $24.6 million are adequate to fund our current operations even if we lose access to these securities for an extended period of time. However, should our operations require additional working capital in the future, this lack of liquidity, if it continues, could have a material adverse effect on our operating results and financial condition.

We have incurred significant and recurring operating losses since our inception in 1985 and we may incur additional losses and increased operating expenses in the near term.

We have incurred significant cumulative net losses since our inception in November 1985 and may incur additional losses and increased operating expenses in the near term as we, among other things, expand our DIS business, increase marketing, sales and distribution of our current products, and conduct research and development to develop next-generation products and to enhance our existing products. As a result of these activities, we may not be able to achieve profitability. If our revenue grows more slowly than anticipated, or if our operating expenses exceed our expectations, our ability to achieve our development and expansion goals would be adversely affected.

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

Nuclear medicine is a “designated health service” under the federal anti-self-referral laws known as the Stark Law that states that a physician may not refer to an entity with which the physician or an immediate family member has a financial relationship, unless an exception applies. DIS’ physician customers may be able to meet the “in-office ancillary services” exception to the Stark Law if they meet certain conditions. From time to time, the Centers for Medicare and Medicaid Services (CMS) has proposed to modify the Stark regulations in a manner that may restrict physicians in some business arrangements from utilizing the in-office ancillary services exception to Stark. Although CMS has not yet finalized those proposals, CMS could at any time propose or implement Stark modifications to limit use of the in-office ancillary services exception. If DIS’ customers are unable or unwilling to comply with the Stark Law, utilization rates of our services and products will decline and our business will be harmed. Additionally, CMS continues to make changes to the federal rules prohibiting the mark-up of diagnostic tests to Medicare. Specifically, effective January 1, 2008, physicians may not mark-up the technical component when a billing physician or supplier purchases a test from an outside supplier, even if the test is done in the “office space” of the billing physician or supplier. In June 2008, CMS proposed a clarification that the technical component of a diagnostic test is not purchased from an outside supplier if the technical component is supervised by a physician located in the office of the billing physician or other supplier and the test is performed in the medical office space where the practice provides substantially the full range of patient care services that the practice provides generally. If CMS adopts this clarification in its final rule, our leasing arrangements with our physician customers would not be considered a purchased test subject to the anti-markup rule. However, there remains a great deal of uncertainty around the final rules and their implementation.

If DIS’ customers are unable or unwilling to comply with these final rules, utilization rates of our services and products will decline and our business will be harmed. On the other hand, some interpretations of these rules may create a significant competitive advantage for us over other mobile imaging companies whose business models cannot function under these final rules and their ultimate (and potentially regional) interpretation.

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

New federal and state legislations periodically establish significant changes in the healthcare system. For example, downward trends in Medicare reimbursement rates available to our customers have adversely affected our business. If reimbursement rates continue to decrease, or if other legislation with harmful effects is enacted, our product sales could suffer and our DIS customers may modify or terminate their lease arrangements. In addition, the potential for adoption of healthcare reform proposals on a state-by-state basis could require us to develop state-specific marketing and sales approaches and adversely affect the results of operations.

The medical device industry is characterized by litigation that could be costly, result in the diversion of our management’s time and efforts, and require us to pay damages which may not be covered by our insurance.

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

DIGIRAD CORPORATION

Date: July 24, 2008	By:	/s/ MARK L. CASNER
Mark L. Casner President and Chief Executive Officer (Principal Executive Officer)

Date: July 24, 2008	By:	/s/ TODD P. CLYDE
Todd P. Clyde Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Restated Bylaws

4.1(3)	Form of Specimen Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q originally filed with the Commission on August 11, 2004, as amended thereafter, and is incorporated herein by reference.

(2)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 8-K filed with the Commission on May 9, 2007, and is incorporated herein by reference.

(3)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter, and is incorporated herein by reference.

(4)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on November 2, 2004, and is incorporated herein by reference.