Form 10-Q
period 2008-09-30
DIGIRAD CORP
filed 2008-10-28
CIK 707388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 15, 2008, the registrant had 18,943,937 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Digirad Corporation

Consolidated Balance Sheets

(In thousands, except par value amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,313	$14,922
Securities available-for-sale	12,938	16,740
Accounts receivable, net	9,970	8,536
Inventories, net	5,750	5,455
Other current assets	1,962	1,786

Total current assets	40,933	47,439
Property and equipment, net	16,628	16,235
Intangible assets, net	2,088	2,631
Goodwill	2,650	2,650
Securities available-for-sale	2,319	—
Restricted cash	60	60

Total assets	$64,678	$69,015

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,616	$2,650
Accrued compensation	3,372	3,547
Accrued warranty	787	930
Other accrued liabilities	2,766	3,285
Deferred revenue	2,802	2,909
Current portion of long-term debt	102	213

Total current liabilities	12,445	13,534
Long-term debt, net of current portion	62	—
Deferred rent	164	234
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized at September 30, 2008 and December 31, 2007; no shares issued or outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.0001 par value: 80,000 shares authorized at September 30, 2008 and December 31, 2007; 18,944 and 18,931 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	2	2
Additional paid-in capital	153,139	152,503
Accumulated other comprehensive (loss) income	(333)	123
Accumulated deficit	(100,801)	(97,381)

Total stockholders’ equity	52,007	55,247

Total liabilities and stockholders’ equity	$64,678	$69,015

See accompanying notes.

Digirad Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
DIS	$13,954	$13,500	$42,032	$39,020
Product	6,249	5,274	16,339	16,104

Total revenues	20,203	18,774	58,371	55,124
Cost of revenues:
DIS	11,235	10,166	33,534	28,771
Product	4,145	3,834	11,046	10,327

Total cost of revenues	15,380	14,000	44,580	39,098

Gross profit	4,823	4,774	13,791	16,026
Operating expenses:
Research and development	654	868	1,959	2,441
Sales and marketing	2,036	1,624	6,433	5,661
General and administrative	2,941	3,037	8,952	9,126
Amortization of intangible assets	173	217	542	326

Total operating expenses	5,804	5,746	17,886	17,554

Loss from operations	(981)	(972)	(4,095)	(1,528)
Other income (expense):
Interest income	96	388	634	1,254
Interest expense	(8)	(7)	(27)	(31)
Other	24	3	68	29

Total other income	112	384	675	1,252

Net loss	$(869)	$(588)	$(3,420)	$(276)

Net loss per common share – basic and diluted	$(0.05)	$(0.03)	$(0.18)	$(0.01)

Weighted average shares outstanding – basic and diluted	18,964	18,829	18,943	18,821

See accompanying notes.

Digirad Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2008	2007
Operating activities
Net loss	$(3,420)	$(276)
Adjustments to reconcile net loss income to net cash (used in) provided by operating activities:
Depreciation	4,243	3,162
Amortization of intangible assets	543	329
Stock-based compensation	630	817
Loss on disposal of assets	56	16
Amortization of premium on securities available-for-sale	255	24
Changes in operating assets and liabilities:
Accounts receivable	(1,434)	(2,052)
Inventories	(295)	800
Other assets	(176)	115
Accounts payable	(34)	394
Accrued compensation	(175)	(873)
Accrued warranty, deferred rent and other accrued liabilities	(545)	(44)
Deferred revenue	(107)	36

Net cash (used in) provided by operating activities	(459)	2,448
Investing activities
Payments made in connection with a business acquisition	—	(8,804)
Purchases of securities available-for-sale	(16,946)	(2,805)
Maturities of securities available-for-sale	17,717	15,726
Purchases of property and equipment	(4,741)	(7,093)

Net cash used in investing activities	(3,970)	(2,976)
Financing activities
Issuances of common stock	6	21
Repayment of obligations under capital leases	(186)	(199)

Net cash used in financing activities	(180)	(178)

Net decrease in cash and cash equivalents	(4,609)	(706)
Cash and cash equivalents at beginning of period	14,922	10,070

Cash and cash equivalents at end of period	$10,313	$9,364

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Inter-company accounts have been eliminated in consolidation. Operating results for the three- and nine-months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year. For further information see our financial statements and related disclosures thereto for the year ended December 31, 2007 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Net Loss Per Share

We calculate net loss per share in accordance with the Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). SFAS 128 requires presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as non-vested restricted stock units, options, and warrants. Common stock equivalents are only included in the calculation of diluted earnings per share when their effect is dilutive.

New Accounting Pronouncements

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

In December 31, 2007, Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141(R)”) was issued and is effective for business combinations with an acquisition date subsequent to December 31, 2008. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Also, under SFAS 141(R), transaction costs will no longer be considered part of the fair value of an acquisition, and will be expensed as incurred. We will apply the provisions of SFAS 141(R) when applicable.

In December 2007, Statement of Financial Accounting Standards No. 160, Reporting of Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”) was issued and is effective for financial statements for fiscal years beginning on or after December 1, 2008, and interim periods within those years. SFAS 160 improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way. Additionally, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. As of September 30, 2008, we did not hold any noncontrolling interests in subsidiaries.

Valuation of Goodwill and Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review goodwill and long-lived assets for impairment on an annual basis during the fourth quarter, or when events or changes in circumstances indicate that it is more likely than not that the assets might be impaired. During the third quarter, we evaluated whether the decline in our market capitalization resulting from a record low market value of the Company’s stock is an indicator of impairment. We concluded that the decline in our stock price is consistent with the declines in the overall market, and that it is possible that this condition will change in the near term. Accordingly, an earlier assessment for impairment was not required. However, it is possible that conditions may remain unchanged or worsen due to economic factors that affect our business, resulting in the need to write down the carrying amount of our goodwill and long-lived assets to fair value at the time of our annual assessment.

2. Financial Statement Details

Inventories consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$2,028	$2,433
Work-in-progress	3,138	3,197
Finished goods	1,303	655

	6,469	6,285
Less reserves for excess and obsolete inventories	(719)	(830)

	$5,750	$5,455

Property and equipment consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Machinery and equipment	$27,692	$27,606
Computers and software	3,963	3,224
Leasehold improvements	768	769
Furniture and fixtures	183	183

	32,606	31,782
Less accumulated depreciation and amortization	(15,978)	(15,547)

	$16,628	$16,235

Other accrued liabilities consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Radiopharmaceuticals and consumable medical supplies	$706	$571
Professional fees	548	479
Outside services and consulting	356	338
Customer deposits	117	356
Facilities and related costs	322	230
Travel expenses	205	233
Sales and property taxes payable	114	446
Other accrued liabilities	398	632

	$2,766	$3,285

3. Warranty

We provide a warranty on certain of our products and accrue the estimated cost at the time revenue is recorded. Warranty expense is charged to product cost of revenues. Substantially all of the warranty periods are 12 months from the date of sale and thereafter is performed under purchased maintenance contracts. Warranty reserves are established based on historical experience with failure rates and repair costs and the number of systems covered by warranty. Warranty reserves are depleted as gamma cameras are repaired. The costs consist principally of materials, personnel, overhead, and transportation. We review warranty reserves quarterly and, if necessary, make adjustments.

The activities in our warranty reserve are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$765	$949	$930	$788
Charges to cost of revenues	257	415	693	1,357
Costs applied to liability	(235)	(434)	(836)	(1,215)

Balance at end of period	$787	$930	$787	$930

4. Comprehensive (Loss) Income

Comprehensive (loss) income consists of the following components (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net loss, as reported	$(869)	$(588)	$(3,420)	$(276)
Unrealized (losses) gains on marketable securities	(173)	84	(456)	149

Comprehensive loss	$(1,042)	$(504)	$(3,876)	$(127)

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

We measure available-for-sale securities at fair value on a recurring basis. The fair values of these securities were determined using the following inputs at September 30, 2008 (in thousands):

		Fair Value Measurements at September 30, 2008 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Auction rate securities	$2,319	$—	$—	$2,319
Corporate debt securities	3,686	—	3,686	—
Government sponsored entities	9,252	—	9,252	—

Total available-for-sale securities:	$15,257	$—	$12,938	$2,319

As of September 30, 2008, we held investments in auction rate securities with a par value of $2.5 million which are classified as non-current assets on our balance sheet. Auction rate securities are investment vehicles with long-term or perpetual maturities that pay interest monthly at current market rates reset through a Dutch auction. These monthly auctions have historically provided a liquid market for these securities. Beginning in February 2008, the majority of auctions for these types of securities failed due to the recent liquidity issues experienced in global credit and capital markets. Our auction rate securities followed this trend and experienced multiple failed auctions due to insufficient investor demand. As there is a limited secondary market for these auction rate securities, we have been unable to convert our positions to cash. Our auction rate security investments continue to pay interest according to their stated terms, are fully collateralized by underlying financial instruments (such as corporate and preferred securities as well as student loans) and have maintained AAA credit ratings despite the failure of the auction process.

During August 2008, the broker-dealer engaged by us (“broker-dealer”), entered into a settlement agreement with the Securities and Exchange Commission, among others, regarding the marketing and selling of auction rate securities. In connection with this settlement, the broker-dealer announced that it will offer to buy the auction rate securities sold by it to its retail clients at par value. We expect to receive an offer to sell the auction rate securities to the broker-dealer at par value. However, until we enter into an enforceable agreement with the broker-dealer, we do not anticipate being in a position to liquidate these investments until there is a successful auction and therefore believe these securities to be temporarily impaired.

Due to the failed auctions beginning in February 2008, the inputs to the valuation model could no longer be corroborated by observable market data; accordingly, these securities were transferred from level 2 to level 3 of the fair value hierarchy under SFAS 157 during the first quarter of 2008. Significant inputs to our valuation model were based on certain assumptions, including the estimated amount of time until the auction rate securities will return to liquidity and how much of the original investment is expected to be recovered. During the nine months ended September 30, 2008, we recorded an unrealized loss of $0.2 million associated with these auction rate securities, which is included as a component of other comprehensive loss within stockholders’ equity.

All other securities were valued using significant other observable inputs and were valued by a third party pricing vendor. The valuations were derived via proprietary evaluation models and analytical tools. The inputs were based on objective and publicly available information. These securities are presented as current assets on the balance sheet.

6. Stock-Based Compensation

We have one stock incentive plan under which stock options and restricted stock units are granted to our employees and directors. Stock options granted under this plan generally have a term of ten years from the date of grant and vest over four years.

Following is a summary of stock-based compensation costs by classification within the Statements of Operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Cost of DIS revenue	$12	$17	$44	$61
Cost of product revenue	13	17	38	60
Research and development	11	18	37	62
Sales and marketing	30	2	85	67
General and administrative	151	145	426	574

	$217	$199	$630	$824

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

Segment results are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Gross profit by segment:
DIS	$2,719	$3,334	$8,498	$10,249
Product	2,104	1,440	5,293	5,777

Consolidated gross profit	$4,823	$4,774	$13,791	$16,026

(Loss) income from operations by segment:
DIS	$(1,243)	$(89)	$(3,775)	$236
Product	262	(883)	(320)	(1,764)

Consolidated loss from operations	$(981)	$(972)	$(4,095)	$(1,528)

Depreciation and amortization of tangible and intangible assets by segment:
DIS	$1,385	$1,221	$4,110	$2,771
Product	224	244	676	717

Consolidated depreciation and amortization	$1,609	$1,465	$4,786	$3,488

Identifiable assets by segment:
DIS	$29,505	$28,498	$29,505	$28,498
Product	35,173	41,004	35,173	41,004

Consolidated assets	$64,678	$69,502	$64,678	$69,502

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

9. Intangible Assets and Goodwill

The components of intangible assets and goodwill consisted of the following (in thousands):

	September 30, 2008
	Gross Amount	Accumulated Amortization	Net Book Value
Intangibles subject to amortization:
Customer relationships	$2,600	$932	$1,668
Covenants not to compete	300	85	215
Patents	304	113	191
Trademarks	28	14	14

Total	3,232	1,144	2,088

Intangibles not subject to amortization:
Goodwill	2,650	—	2,650

Total intangibles and goodwill:	$5,882	$1,144	$4,738

	December 31, 2007
	Gross Amount	Accumulated Amortization	Net Book Value
Intangibles subject to amortization:
Customer relationships	$2,600	$453	$2,147
Covenants not to compete	300	40	260
Patents	304	96	208
Trademarks	28	12	16

Total	3,232	601	2,631

Intangibles not subject to amortization:
Goodwill	2,650	—	2,650

Total intangibles and goodwill:	$5,882	$601	$5,281

All patents and trademarks are recorded within the Product segment. All other intangible assets, including goodwill, are recorded within the DIS segment. The aggregate amortization expense related to intangible assets with finite lives for both of the three month periods ended September 30, 2008 and 2007 was $0.2 million and was $0.5 million and $0.3 million for the nine months ended September 30, 2008 and 2007, respectively. Estimated future amortization expense related to intangible assets with finite lives at September 30, 2008 is as follows:

In Thousands
2008 (remaining 3 months)	$172
2009	593
2010	441
2011	347
2012	248
Thereafter	287

Total	$2,088

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

11. Income Taxes

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flows.

As of January 1, 2007, we had unrecognized tax benefits of approximately $1.5 million. There has been no significant change in unrecognized tax benefits through September 30, 2008. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2003; however, our net operating loss and research credit carry-forwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of September 30, 2008.

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

Our Market

The target market for our products and services is comprised of approximately 26,000 cardiologists, 130,000 internists and family practitioners, and hospitals in the United States that perform or could perform nuclear cardiac and ultrasound procedures. As of September 30, 2008, we have provided imaging services through DIS to more than 900 physicians and physician groups. We have sold 585 cameras through our product segment. More than half of our DIS nuclear and ultrasound imaging customers are internists or other primary care practitioners, and the remainder are cardiologists. We believe our market has been negatively affected by declining reimbursements from Medicare and Medicaid programs, pricing pressures, and continuing efforts by some third party payors to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications, or disallowing reimbursement if imaging is performed with mobile or leased cameras. We expect each of these trends to continue.

Trends and Drivers

The medical device industry, including the market for nuclear and ultrasound imaging systems and services, is highly competitive. Our product business continues to be negatively affected by many factors, including declining healthcare reimbursement rates for cardiac imaging procedures, competition from alternative imaging modalities such as CT Angiography, and declining average selling prices for our product offerings. Despite these reimbursement trends and the slowing economy, we sold more cameras in the third quarter of 2008 in comparison to the third quarter of 2007. In addition, we see increasing opportunities to sell to larger cardiology practices as they seek to increase productivity with more efficient systems by replacing older equipment.

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

In September 2008, we announced that we had received U.S. Food and Drug Administration (FDA) 510(k) clearance for our new nSPEED® reconstruction software for reduced imaging time and improved image quality with less radiation exposure for patients . With nSPEED, our Cardius® solid-state dedicated cardiac systems can now perform cardiac imaging procedures in as little as three minutes or with one-half the required pharmaceutical dosages.

First Nine Months of 2008 Financial Highlights

Our consolidated revenues were $58.4 million during the nine months ended September 30, 2008 (“2008”), which represented an increase of $3.2 million, or 5.9%, over the comparable prior year period (“2007”), primarily due to the increase in revenue in our DIS segment. DIS revenue increased $3.0 million, or 7.7%, as a result of an increase in ultrasound imaging services revenue. In the product business, revenue increased $0.2 million, or 1.5%, as a result of increased maintenance contract revenues. Our consolidated net loss in 2008 was $3.4 million, compared to net loss of $0.3 million during 2007, primarily due to the lower gross profit achieved in our DIS segment due to increased labor, depreciation and other servicing costs.

Our DIS business currently operates in 22 states and the District of Columbia. As of September 30, 2008, DIS operated 96 nuclear gamma cameras and 62 ultrasound imaging systems, compared to 91 nuclear gamma cameras and 44 ultrasound imaging systems as of September 30, 2007. We believe we can improve our overall profitability by improving the utilization of our fleet of gamma cameras and ultrasound machines. We measure efficiency by tracking system utilization, which is measured based on the percentage of days that our nuclear and ultrasound imaging machines are used to deliver services to customers out of the total number of days that they are available to deliver such services. System utilization decreased to 59% for the nine months ended September 30, 2008 compared to 60% for the same period in 2007. We continue to obtain additional hub accreditation to respond to the reimbursement requirements of some third party payors. As of September 30, 2008, we had obtained accreditation from the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories (ICANL) for 29 of our 33 DIS hub locations requiring accreditation. We also recently received accreditation for our ultrasound imaging services through the Intersocietal Commission for the Accreditation of Echocardiography Laboratories (ICAEL). As more and more payors require independent accreditation, we are well positioned to meet these reimbursement demands.

Results of Operations

The following table sets forth our results from operations, expressed as percentages of revenues for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
DIS	69.1%	71.9%	72.0%	70.8%
Product	30.9	28.1	28.0	29.2

Total revenues	100.0	100.0	100.0	100.0
Total cost of revenues	76.1	74.6	76.4	70.9

Gross profit	23.9	25.4	23.6	29.1
Operating expenses:
Research and development	3.2	4.6	3.4	4.4
Sales and marketing	10.1	8.7	11.0	10.3
General and administrative	14.6	16.1	15.3	16.6
Amortization of intangible assets	0.9	1.2	0.9	0.6

Total operating expenses	28.8	30.6	30.6	31.9

Loss from operations	(4.9)	(5.2)	(7.0)	(2.8)
Other income	0.6	2.1	1.1	2.3

Net loss	(4.3)%	(3.1)%	(5.9)%	(0.5)%

Comparison of Three Months Ended September 30, 2008 and 2007

Revenues

Consolidated. Consolidated revenue was $20.2 million for 2008, which represents an increase of $1.4 million, or 7.6%, over 2007, due to an increase in the number of cameras sold in 2008 as compared to the prior year quarter and higher DIS revenues associated with an increase in both nuclear and ultrasound imaging services. DIS revenue accounted for 69.1% of total revenues for 2008, compared to 71.9% for 2007. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue in future periods.

DIS. Our DIS revenue was $14.0 million for 2008, which represents an increase of $0.5 million, or 3.4%, over the prior year quarter. This increase was primarily the result of the expansion of our DIS business.

Product. Our product revenue was $6.2 million for 2008, which represents an increase of $1.0 million, or 18.5%, compared to the prior year quarter. This increase was primarily due to an increase in the number of cameras sold in 2008 to 23 systems as compared to the 17 systems sold in the prior year quarter and an increase in maintenance contract revenues. We saw an increase in sales of refurbished systems in 2008 due to the addition of a new distributor with a primary focus on the sale of refurbished systems. We anticipate that we will continue to experience pricing pressures on our gamma cameras in the future due to the combination of an uncertain economic outlook and declining medical healthcare imaging reimbursement.

Gross Profit

Consolidated. Consolidated gross profit remained unchanged at $4.8 million for 2008 compared to the prior year quarter. Consolidated gross profit as a percentage of revenue decreased to 23.9% for 2008 from 25.4% for 2007. This decrease is the result of increases in cost of goods sold within our DIS segment.

DIS. Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with the provision of services. DIS gross profit was $2.7 million for 2008, which represents a decrease of $0.6 million, or 18.4%, as compared to the prior year quarter, primarily due to increased labor, depreciation and other servicing costs in 2008. DIS gross profit as a percentage of revenue decreased to 19.5% for 2008 from 24.7% for 2007.

Product. Cost of goods sold primarily consists of materials, labor and overhead associated with the manufacturing and warranty of our products. Product gross profit increased to $2.1 million for 2008, representing an increase of $0.7 million, or 46.1%, compared to the prior year quarter. Product gross profit as a percentage of revenue increased to 33.7% for 2008 from 27.3% for 2007 as a result of the increased sales volume in both cameras and maintenance and the associated improved efficiencies in 2008.

Operating Expenses

Research and Development. Research and development expenses consist primarily of costs associated with the design, development and enhancement of our products. The primary costs are salaries, development material, facility and overhead, consulting fees, and non-recurring engineering costs. Research and development expenses were $0.7 million for 2008, which represents a decrease of $0.2 million, or 24.7%, compared to the prior year quarter. The decrease in research and development expenses was primarily attributable to lower personnel and outside consulting costs. Research and development expenses were 10.5% and 16.5% of product revenue for 2008 and 2007, respectively. In the future, we expect to invest in research and development with a focus on product cost reduction, reliability initiatives and innovation programs as we seek to improve our existing technology.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, recruiting, travel, marketing and collateral materials and trade shows. Sales and marketing expenses were $2.0 million for 2008, which represents a $0.4 million increase, or 25.4%, compared to the prior year quarter, principally as a result of additional personnel costs. Sales and marketing expenses were 10.1% of total revenue for 2008 compared to 8.7% for 2007. We expect to increase our sales and marketing efforts as we expand into new territories and launch a marketing program for echocardiography and vascular ultrasound.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for finance, accounting, human resources and executive personnel, legal related costs, professional fees, outside services, and insurance. General and administrative expenses remained relatively unchanged at $2.9 million for 2008 compared to $3.0 million the prior year quarter. General and administrative expenses were 14.6% of total revenue for 2008 compared to 16.1% for 2007.

Other Income

Other income consists primarily of interest income, net of interest and other expenses. The decrease of $0.3 million in other income is principally due to the $0.2 million loss on the sale of an investment.

Comparison of Nine Months Ended September 30, 2008 and 2007

Revenues

Consolidated. Consolidated revenue was $58.4 million for 2008, which represents an increase of $3.2 million, or 5.9%, over 2007, primarily as a result of higher DIS revenues attributable to the introduction of ultrasound imaging services in May 2007. DIS revenue accounted for 72.0% of total revenues for 2008, compared to 70.8% for 2007.

DIS. Our DIS revenue was $42.0 million for 2008, which represents an increase of $3.0 million, or 7.7%, over the prior year period. This increase was primarily the result of the ultrasound imaging services revenue generated from the assets acquired from Ultrascan in May 2007.

Product. Our product revenue was $16.3 million for 2008, which represents an increase of $0.2 million, or 1.5%, compared to the prior year period. The decrease in revenue from the sale of one fewer gamma camera and the lower average sales prices of the units sold due to selling a larger number of refurbished units sold was offset by an 11.2% increase in maintenance contract revenues.

Gross Profit

Consolidated. Consolidated gross profit was $13.8 million for 2008, representing a decrease of $2.2 million, or 13.9%, compared to the prior year period. This decrease is the result of increases in cost of goods sold within the DIS and Product segments. Consolidated gross profit as a percentage of revenue decreased to 23.6% for 2008 from 29.1% for 2007.

DIS. DIS gross profit was $8.5 million for 2008, which represents a decrease of $1.8 million, or 17.1%, over the prior year period, primarily due to the overall increase in labor, depreciation and other servicing costs. Depreciation costs increased due to our investment in the upgrade of our DIS fleet, which was completed during the second quarter of 2008. DIS gross profit as a percentage of revenue decreased to 20.2% for 2008 from 26.3% for 2007.

Product. Product gross profit decreased to $5.3 million for 2008, representing a decrease of $0.5 million, or 8.4%, compared to the prior year period, primarily due to the increase in sales of lower-margin refurbished systems. Product gross profit as a percentage of revenue decreased to 32.4% for 2008 from 35.9% for 2007.

Operating Expenses

Research and Development. Research and development expenses were $2.0 million for 2008, which represents a decrease of $0.5 million, or 19.7%, compared to the prior year period. The decrease in research and development expenses was primarily attributable to lower personnel and outside consulting costs. Research and development expenses were 12.0% and 15.2% of product revenue for 2008 and 2007, respectively.

Sales and Marketing. Sales and marketing expenses were $6.4 million for 2008, which represents an increase of $0.8 million, or 13.6%, compared to the prior year period, principally as a result of additional personnel costs. Sales and marketing expenses were 11.0% of total revenue for 2008 compared to 10.3% for 2007.

General and Administrative. General and administrative expenses were $9.0 million for 2008, which represents a decrease of $0.2 million from the prior year period. General and administrative expenses were 15.3% of total revenue for 2008 compared to 16.6% for 2007.

Other Income

The decrease of $0.6 million in other income reflects decreasing market yields, the lower levels of average cash and investments balances in 2008 compared to 2007 as a result of cash used to acquire assets from Ultrascan and the $0.2 million loss on the sale of an investment in the third quarter.

Liquidity and Capital Resources

We require capital principally for capital expenditures and working capital to finance accounts receivable and inventory. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of deliveries and the payment cycles of our customers. Our capital expenditures consist primarily of DIS nuclear cameras, ultrasound machines, vans, and computer hardware and software. As of September 30, 2008, we had cash, cash equivalents and current securities available-for-sale of $23.3 million. We currently invest our cash reserves in money market funds, U.S. government and corporate debt securities. Based upon our current level of expenditures, we believe our current working capital, together with cash flows from operating activities, will be adequate to meet our anticipated cash requirements for capital expenditures and working capital for at least the next 12 months.

In addition, we own auction rate securities with a par value of $2.5 million which are classified as non-current assets on our balance sheet. Auction rate securities are investment vehicles with long-term or perpetual maturities that pay interest monthly at current market rates reset through a Dutch auction. These monthly auctions have historically provided a liquid market for these securities. Beginning in February 2008, the majority of auctions for these types of securities failed due to the recent liquidity issues experienced in global credit and capital markets. Our auction rate securities followed this trend and experienced multiple failed auctions due to insufficient investor demand. As there is a limited secondary market for these auction rate securities, we have been unable to convert our positions to cash. Our auction rate security investments continue to pay interest according to their stated terms, are fully collateralized by underlying financial instruments (such as corporate and preferred securities as well as student loans) and have maintained AAA credit ratings despite the failure of the auction process.

During August 2008, the broker-dealer engaged by us (“broker-dealer”), entered into a settlement agreement with the Securities and Exchange Commission, among others, regarding the marketing and selling of auction rate securities. In connection with this settlement, the broker-dealer announced that it will offer to buy the auction rate securities sold by it to its retail clients at par value. We expect to receive an offer to sell the auction rate securities to the broker-dealer at par value. However, until we enter into an enforceable agreement with the broker-dealer, we do not anticipate being in a position to liquidate these investments until there is a successful auction and therefore believe these securities to be temporarily impaired.

Due to the failed auctions beginning in February 2008, the inputs to the valuation model could no longer be corroborated by observable market data; accordingly, these securities were transferred from level 2 to level 3 of the fair value hierarchy under SFAS 157 during the first quarter of 2008. Significant inputs to our valuation model were based on certain assumptions, including the estimated amount of time until the auction rate securities will return to liquidity and how much of the original investment is expected to be recovered. During the nine months ended September 30, 2008, we recorded an unrealized loss of $0.2 million associated with these auction rate securities, which is included as a component of other comprehensive loss within stockholders’ equity.

Net cash used in operations totaled $0.5 million for the nine months ended September 30, 2008, primarily due an increase in accounts receivable. We experienced an increase in our receivables due to an overall increase in days-sales-outstanding (DSO) resulting from seasonality. Net cash used in investing activities amounted to $4.0 million for the nine months ended September 30, 2008, which primarily represents purchases of property and equipment of $4.7 million, offset by net maturities of securities available-for-sale of $0.8 million. Net cash used in financing activities amounted to approximately $0.2 million for the nine months ended September 30, 2008, which represents the repayment of capital lease obligations.

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

There were no significant changes during the quarter ended September 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

New Accounting Pronouncements

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

In December 31, 2007, Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141(R)”) was issued and is effective for business combinations with an acquisition date subsequent to December 31, 2008. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Also, under SFAS 141(R), transaction costs will no longer be considered part of the fair value of an acquisition, and will be expensed as incurred. We will apply the provisions of SFAS 141(R) when applicable.

In December 2007, Statement of Financial Accounting Standards No. 160, Reporting of Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”) was issued and is effective for financial statements for fiscal years beginning on or after December 1, 2008, and interim periods within those years. SFAS 160 improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way. Additionally, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. As of September 30, 2008, we did not hold any noncontrolling interests in subsidiaries.

Valuation of Goodwill and Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review goodwill and long-lived assets for impairment on an annual basis during the fourth quarter, or when events or changes in circumstances indicate that it is more likely than not that the assets might be impaired. During the third quarter, we evaluated whether the decline in our market capitalization resulting from a record low market value of the Company’s stock is an indicator of impairment. We concluded that the decline in our stock price is consistent with the declines in the overall market, and that it is possible that this condition will change in the near term. Accordingly, an earlier assessment for impairment was not required. However, it is possible that conditions may remain unchanged or worsen due to economic factors that affect our business, resulting in the need to write down the carrying amount of our goodwill and long-lived assets to fair value at the time of our annual assessment.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, we have been and will likely continue to be subject to litigation or administrative proceedings incidental to our business, such as claims related to customer disputes, employment practices, wage and hour disputes, product liability, professional liability, commercial disputes, licensure restrictions or denials, various regulatory matters, and warranty or patent infringement. Responding to litigation or administrative proceedings, regardless of whether they have merit, can be expensive and disruptive to normal business operations. As litigation and the administrative proceedings are inherently uncertain, we cannot predict the outcome of such matters. We can provide no assurance that the ultimate outcome, either individually or in the aggregate, will not have a material adverse effect on our business or financial results.

ITEM 1A.	RISK FACTORS

Our revenues may decline due to reductions in Medicare reimbursement rates, competitor activity, or increased third party payor certification requirements.

The success of our DIS business is largely dependent on our customers’ ability to incorporate our imaging services into a financially viable business. They are faced with the downward trend in Medicare reimbursement rates, as well as the continuing efforts by some third party payors to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications, prior authorization requirements and regulators’ and payors’ efforts to restrict the use of mobile or leased cameras. Depending on their volume of patients, physicians may find it economical to purchase a camera and either cancel or limit their use of our DIS imaging services. If we are unable to offset the effects of such risks, our financial condition will be harmed.

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

We are highly dependent on the principal members of our executive management team.

The loss of the services of any one or more of the members of our executive management team would diminish the knowledge and experience that we, as an organization, possesses and might significantly harm our sales or delay or prevent the achievement of our research and development objectives. On October 20, 2008, Mark Casner resigned as our President and Chief Executive Officer and as a member of our board of directors. Todd Clyde, our current Chief Financial Officer, has been appointed as our Chief Executive Officer effective as of October 20, 2008, and to our board of directors as of October 23, 2008. Mr. Clyde will also be acting Chief Financial Officer during a transition period. If we are unsuccessful in transitioning our executive management team to compensate for the loss of Mr. Casner and the transition of Mr. Clyde, the achievement of our research, financial, development and commercialization objectives could be significantly delayed or may not occur. In addition, our focus on transitioning to our new management team could divert our management’s attention from other business concerns. Furthermore, we may incur additional costs in order to recruit new executive personnel.

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

In accordance with Company policy, we invest our cash reserves in high-grade, highly liquid securities, which include auction rate securities. As of September 30, 2008, we held $2.5 million of principal invested in auction rate securities (ARS), all of which have AAA credit ratings. The auction rate securities held by us are securities with nominal maturities for which the interest rates are reset through a Dutch auction each month. These auctions historically have provided a liquid market for these securities. Our investments in ARS represent interests in collateralized debt obligations supported by pools of corporate and preferred securities and student loans. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at September 30, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders.

During August 2008, the broker-dealer engaged by us, entered into a settlement agreement with the Securities and Exchange Commission, among others, regarding the marketing and selling of auction rate securities. In connection with this settlement, the broker-dealer announced that it will offer to buy the auction rate securities sold by it to its retail clients at par value. We expect to receive an offer to sell the auction rate securities to the broker-dealer, however, until such time that an enforceable agreement is entered into with us, we do not anticipate being in a position to liquidate these investments until there is a successful auction. In the event that the current credit markets worsen, we may not be able to recover the full value of our investments in these auction rate securities. We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair value of our investments. If current market conditions deteriorate further, we may be required to record additional losses. We believe that our liquid cash and investments of $23.3 million are adequate to fund our current operations even if we lose access to these securities for an extended period of time. However, should our operations require additional working capital in the future, this lack of liquidity, if it continues, could have a material adverse effect on our operating results and financial condition.

We spend considerable time and money complying with federal and state laws, regulations, and other rules, and if we are unable to comply with such laws, regulations and other rules, we could face substantial penalties.

We are directly, or indirectly through our clients, subject to extensive regulation by both the federal government and the states in which we conduct our business, including the federal Medicare and Medicaid anti-kickback laws; other Medicare laws, regulations, rules, manual provisions, and policies that prescribe the requirements for coverage and payment for services performed by us and our DIS customers; the federal False Claims statutes; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA; the Stark Law; the federal Food, Drug and Cosmetic Act; federal and state radioactive materials laws; state food and drug and pharmacy laws and regulations; state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians; state scope-of-practice laws; and federal rules prohibiting the mark-up of diagnostic tests to Medicare under certain circumstances. If DIS’ customers are unable or unwilling to comply with these statutes, regulations, rules and policies, utilization rates of our services and products will decline and our business will be harmed.

Nuclear medicine is a “designated health service” under the federal anti-self-referral laws known as the Stark Law that states that a physician may not refer to an entity with which the physician or an immediate family member has a financial relationship, unless an exception applies. DIS’ physician customers may be able to meet the “in-office ancillary services” exception to the Stark Law if they meet certain conditions. From time to time, the Centers for Medicare and Medicaid Services (CMS) modifies the Stark regulations in a manner that may restrict physicians in some business arrangements from utilizing the in-office ancillary services exception to Stark. CMS could at any time propose or implement Stark modifications to limit use of the in-office ancillary services exception. If DIS’ customers are unable or unwilling to comply with the Stark Law, utilization rates of our services and products will decline and our business will be harmed. Additionally, CMS continues to make changes to the federal rules prohibiting the mark-up of diagnostic tests to Medicare. Specifically, the final rule provided that effective January 1, 2008, physicians may not mark-up the technical component when a billing physician or supplier purchases a test from an outside supplier, even if the test is done in the “office space” of the billing physician or supplier. Due, in part, to a lack of clarity in the final rule, CMS has delayed implementing most of the anti-mark up regulations until January 1, 2009, and it intends to issue clarification on the rule before that time. In June 2008, CMS proposed a clarification that the technical component of a diagnostic test is not purchased from an outside supplier if the technical component is supervised by a physician located in the office of the billing physician or other supplier and the test is performed in the medical office space where the practice provides substantially the full range of patient care services that the practice provides generally. If CMS adopts this clarification in its final rule, our leasing arrangements with our physician customers would not be considered a purchased test subject to the anti-markup rule. However, there remains a great deal of uncertainty around the final rules and their implementation.

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

Economic factors may lead us to write down the carrying amount of our goodwill and long-lived assets.

We review goodwill and long-lived assets for impairment on an annual basis during the fourth quarter, or when events or changes in circumstances indicate that it is more likely than not that the assets might be impaired. During the third quarter, we evaluated whether the decline in our market capitalization resulting from a record low market value of the Company’s stock is an indicator of impairment. We concluded that the decline in our stock price is consistent with the declines in the overall market, and that it is possible that this condition will change in the near term. Accordingly, an earlier assessment for impairment was not required. However, it is possible that conditions may remain unchanged or worsen due to economic factors that affect our business, resulting in the need to write down the carrying amount of our goodwill and long-lived assets to fair value at the time of our annual assessment.

Downturns in the U.S. economy may adversely affect operating results.

Weakness in the U.S. economy may adversely affect our operating results. In an economic slowdown, we may also experience the negative effects of increased competitive pricing pressure, customer turnover and disruption in our supply chain. Further, we cannot assure you that an improvement in economic conditions will result in an immediate, if at all positive, improvement in our operating results or cash flows.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Restated Bylaws

4.1(3)	Form of Specimen Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q originally filed with the Commission on August 11, 2004, as amended thereafter, and is incorporated herein by reference.

(2)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 8-K filed with the Commission on May 9, 2007, and is incorporated herein by reference.

(3)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter, and is incorporated herein by reference.

(4)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on November 2, 2004, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIRAD CORPORATION

Date: October 28, 2008	By: /s/ TODD P. CLYDE
Todd P. Clyde
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Restated Bylaws

4.1(3)	Form of Specimen Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q originally filed with the Commission on August 11, 2004, as amended thereafter, and is incorporated herein by reference.

(2)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 8-K filed with the Commission on May 9, 2007, and is incorporated herein by reference.

(3)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter, and is incorporated herein by reference.

(4)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on November 2, 2004, and is incorporated herein by reference.