Form 10-K
period 2008-12-31
DIGIRAD CORP
filed 2009-02-13
CIK 707388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 000-50789

Digirad Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0145723
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13950 Stowe Drive, Poway, CA	92064
(Address of Principal Executive Offices)	(Zip Code)

(858) 726-1600

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing stock price of the Common Stock reported on the NASDAQ National Market on June 30, 2008 was approximately $35.4 million. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of January 27, 2009 was 18,953,937.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end December 31, 2008 are incorporated by reference into Part III of this report.

DIGIRAD CORPORATION

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2008

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

Overview

We are a leading provider of diagnostic imaging products and personnel and equipment leasing services that improve patient care while driving positive healthcare economics. We designed and commercialized the first solid-state nuclear gamma camera for the detection of cardiovascular disease and other medical conditions. Our imaging systems are portable as well as fixed, and provide enhanced operability, improved patient comfort and, in the case of our triple-headed Cardius® 3 XPO system, shorter image acquisition time when compared to traditional vacuum tube cameras. Our nuclear cameras fit easily into floor spaces as small as seven feet by eight feet and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting or within multiple departments of a hospital.

We generate revenues within two primary operating segments: our personnel and equipment leasing service business (Digirad Imaging Solutions, or “DIS”) and our Product segment. Through DIS, we offer a comprehensive personnel and equipment leasing services program as an alternative to purchasing a gamma camera or ultrasound machine for physicians who wish to perform nuclear imaging, echocardiography, vascular ultrasound, or any combination of these procedures in their offices by leasing the imaging system, certified personnel and other support required to perform imaging in the physician’s office. The flexibility of our products and our DIS leasing service allows physicians more control over the diagnosis and treatment of their patients in their offices and to retain revenue from procedures they would otherwise refer elsewhere. DIS leasing services are primarily provided to cardiologists and internists who enter into annual contracts for personnel and equipment services delivered on a per-day basis. Our typical lease contracts provide service coverage ranging from once per month to three times per week. We experience some seasonality in our DIS business related to summer vacations, holidays and inclement weather, which historically has most negatively affected our third quarter. Our product revenue results primarily from selling solid-state gamma cameras and from the sale of camera maintenance contracts. We sell our imaging systems to physician offices, hospitals, and imaging centers primarily in the United States, although we have sold a small number of imaging systems internationally.

Our consolidated revenues were $80.4 million during 2008, which represented a 9% increase over the prior year. Our sales growth was driven by increases in both equipment and personnel leasing services revenue, primarily from increased ultrasound imaging revenues, and an increase in camera sales. Our DIS business also began to experience sales traction from our Centers of Influence (“COI”) strategy, which pairs DIS and leading academic or regional medical centers with community-based physicians. In our Product segment, we were able to attain profitability in 2008 for the first time in our history due to revenue growth and lower costs from outsourcing and cost control initiatives. We did however, incur an operating loss primarily from lower DIS gross margins as we invested in the expansion of COI locations and upgraded our DIS portable camera fleet.

Our primary focus for 2009 is to improve both our profitability and our cash flow. To this end, we initiated a restructuring plan during the fourth quarter of 2008 to create greater efficiency in DIS by selling or closing underperforming locations. This, combined with flattening the management structure, is expected to result in a more profitable core DIS footprint that can be leveraged with our COI strategy. We anticipate improving our approach to launching and growing Centers of Influence during 2009. In our Product segment, we will invest in our technology platform designed to attract new customer segments. In the short-term, we believe we can build on 2008 achievements by introducing new products targeted specifically at the larger physician practices and hospital market segments. These initiatives are intended to drive the Company towards consistent profitability and cash flow.

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

Clinical Applications for Ultrasound Imaging

Ultrasound is one of the most widely used imaging technique in the United States with over 125,000 installations and more than 90 million procedures performed annually. Ultrasound imaging is used primarily in obstetrics, internal medicine, cardiovascular and vascular applications. Ultrasound imaging involves the transmission and detection of sound waves from a patient’s body. The sound waves transmitted by the ultrasound system are then converted into an image of the body part or organ. Ultrasound imaging also shows the anatomy or structure of many internal organs or body parts, as well as key functional or physiological information—including blood flow, wall motion and organ function. Our ultrasound services are used by an increasing number of cardiologists, internists and other physicians for in-office echocardiography and vascular imaging.

Our Equipment and Personnel Leasing Services

DIS offers a comprehensive nuclear and ultrasound portable imaging equipment and personnel leasing service. The nuclear imaging service is composed of an imaging system, a certified nuclear medicine technologist and a certified cardiographic technician or registered nurse, the supply of radiopharmaceuticals, and required licensure for the performance of nuclear imaging procedures under the supervision of physicians. Our service infrastructure provides radioactive materials licensing policies and procedures, quality assurance, a staff of radiation safety officers, coordinated billing services, and a compliance plan to help ensure adherence to applicable state and federal regulations. A separate leasing program called DigiTech™ Professional Services allows physicians who have purchased a Digirad camera to lease all of these components with the exception of the camera. DIS’ customers are cardiologists, internists, multi-practice groups and, on a more limited basis, hospitals and clinics. We provide our physicians with more control over their patients’ diagnosis and treatment, as well as incremental revenue opportunities from services they would otherwise refer to a hospital or imaging center. Physicians can tailor their nuclear imaging expenses to their practice needs and patient volumes. The ultrasound imaging service is similar in that we provide the ultrasound equipment and one technologist. Radiopharmaceuticals are not used in the ultrasound imaging procedures. We have obtained accreditation for our ultrasound division by the Intersocietal Commission for Echocardiography Labs (ICAEL).

Our portable leasing operations use a “hub and spoke” model in which centrally located regional hubs anchor multiple van routes in the surrounding metropolitan areas. At our DIS hubs, clinical personnel load the equipment, radiopharmaceuticals and other supplies onto specially equipped vans for transport to the physician’s office, where they set up the equipment for the day. After quality assurance testing, and under the physician’s supervision, a technologist will gather patient information, inject the patient with a radiopharmaceutical, and then acquire the images for interpretation by the physician. The technologists furnish the physician with applicable paperwork and billing information for all patients and clean the utilized areas before departing.

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

Our Cardius XPO family of cardiac SPECT imagers feature modern solid-state technology that delivers high clinical performance and makes it possible to image patients weighing up to 500 pounds in compact, lightweight and portable designs. The Cardius XPO single, dual and triple-head imaging systems (namely, the Cardius®1 XPO, Cardius®2 XPO and the Cardius®3 XPO) can be installed in rooms as small as seven feet by eight feet, and the systems generally do not require expensive room modifications or electrical changes. The XPO systems are available with optional nSPEED rapid image acquisition packages which offer up to two times greater acquisition efficiency for cardiac SPECT imaging, the ability to improve clinical quality, or the ability to reduce the radiation dosage to patients in half for a typical procedure. In the case of the Cardius®3 XPO imager, image acquisition speed is 38% faster than that of a competing dual head camera. We currently offer both portable and stationary configurations.

Our 2020tc® imager is a portable, single-head gamma camera that is compact and lightweight. The camera is used for general purpose planar imaging procedures including static bone scans, liver scans, renal scans, lung scans, gastric emptying, multi-gated cardiac studies (MUGA), brain flow, and thyroid imaging. We sell this camera to hospitals as a secondary camera to increase the capacity of the general nuclear medicine department, or to perform portable studies bedside in CCU, ICU, ER, surgery, pediatrics or regular patient floors. The system provides the flexibility to image within multiple departments using a single asset.

In 2009, we will begin to offer a new product: the Cardius X-ACT® camera. This camera uses the Cardius-3 XPO solid state detectors with an x-ray tube, and is expected to set a new clinical standard with X-ACT attenuation correction. The X-ACT approach exploits the high-count rate capabilities of solid-state detectors and takes advantage of the full 24-inch-wide triple-head detector geometry to eliminate truncation. The imaging system offers the benefits of high precision, faster speed, low dose and superb reliability. We see considerable opportunity to increase sales to larger physician practices and hospitals with the Cardius X-ACT camera.

Camera Maintenance Contracts. We service our domestic customers’ remotely through high-speed Internet access and dial-up connections that facilitate system diagnosis without the need for field service or repair. When physical repair is required, our modular part replacement capability allows our field service engineers to perform field repairs that minimize customer downtime. We also employ applications specialists to train our customers and provide technical support on the use of our products.

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

•

Portable Applications through Reduced Size and Weight. Digirad’s cameras, depending on the model, weigh anywhere from 450 to 900 pounds. Competitive Anger Photomultiplier Tube-based technology cameras generally weigh 2 to 8 times as much. Our dedicated cardiac imagers require a floor space of only seven feet by eight feet and generally can be installed without facility renovations. Our portable cameras are ideal for physicians who wish to move them within a hospital or imaging facility, and for use in our DIS service business.

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

•

Improved Patient Comfort and Utilization. We believe the upright and open architecture of our patient chair can reduce patient claustrophobia and increase patient comfort when compared to traditional vacuum tube-based imaging systems, the majority of which require the patient to lie flat and have detector heads rotate around the patient. Upright imaging positioning also reduces false indications that can result from organs pushing up against the heart while patients lie on their backs. Our Cardius XPO camera series allows for the imaging of patients weighing up to 500 pounds.

•

Unique Dual Sales and Personnel and Equipment Leasing Service Offering. We sell imaging systems to physicians who wish to perform nuclear imaging in their facilities and manage the related service logistics. Through DIS, we offer both nuclear and ultrasound services in which we lease our systems and certified personnel to physicians on an annual basis in flexible increments ranging from one day per month to several days per week without requiring them to make a capital investment, hire personnel, obtain licensure, or manage other logistics associated with operating a nuclear imaging site.

•

Intellectual Property Portfolio. We have developed an intellectual property portfolio that includes product, component and process patents covering various aspects of our imaging systems. As of December 31, 2008, we owned 28 patents issued in the United States and 2 patents issued internationally. In addition to our patent portfolio, we have developed proprietary manufacturing, the business know-how and trade secrets that provide us with a competitive advantage.

Business Strategy

We intend to achieve profitability and generate consistent positive cash flow via the following:

•

Centers of Influence. In our DIS business, we will continue to build strong relationships with prominent academic or regional medical Centers of Influence (COI). The Centers provide quality image interpretation by luminary experts, standardized accreditation and clinical consistency and co-marketing out-reach programs in strategic locations.

•

Increased Market Share in Camera Sales. Although the overall market for sales of cardiac-specific gamma cameras has declined, we have increased our market share of the cardiac-specific nuclear market, particularly in regards to hospitals and large physician practices. We anticipate that the new products we plan to begin offering in 2009 will allows us to make further inroads into the larger physician practices and hospital market segments.

Manufacturing

We manufacture our gamma cameras and employ a strategy that combines our internal design expertise and proprietary process technology with strategic outsourcing. Outsourcing the manufacturing of certain components of our cameras has resulted in cost efficiencies. During 2008, we achieved additional cost efficiencies by reengineering the design of our cameras, and placing greater emphasis on the management of our inventories. We use enterprise resource planning and collaborative software to increase efficiency in the handling and security of inventory, purchasing and billing.

We and our third-party manufacturers are subject to the FDA’s Quality System Regulation, state regulations such as the regulations promulgated by the California Department of Health Services, and standards set by the International Organization for Standardization, or ISO. We are currently certified under the ISO 13485:2003 quality standard. We perform subassembly and final system performance tests at our facility. In addition, suppliers of our critical materials, components and subassemblies undergo ongoing quality certification by us.

Competition

The medical device industry, including the market for nuclear and ultrasound imaging systems and services, is highly competitive. Our business continues to face the challenge of a decline in demand for nuclear imaging equipment and services, which we believe reflects the impact of the Deficit Reduction Act on the reimbursement environment, as well as competition from new nuclear gamma camera products and competing imaging modalities, such as CT angiography, positron emission tomography and hybrid technologies. We believe that the principal competitive factors in our market include acceptance by physicians, qualification for reimbursement, pricing, ease of use, reliability and mobility. In addition, we must maintain the technical leadership of our gamma cameras and have an effective marketing and distribution strategy.

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

In selling our imaging systems, we compete against several large medical device manufacturers which offer a full line of imaging cameras for each diagnostic imaging technology, including x-ray, MRI, CT, ultrasound and nuclear medicine, or SPECT/CT and PET/CT hybrid imaging. The existing nuclear imaging systems sold by these competitors have been in use for a longer period of time than our products and are more widely recognized and used by physicians and hospitals for nuclear imaging. Additionally, certain medical device companies are developing solid-state gamma cameras which may directly compete with our product offerings. Many of our competitors enjoy significant competitive advantages over us, including: greater name recognition, greater financial and technical resources, established relationships with healthcare professionals, established distribution networks, additional lines of products and the ability to bundle products to offer discounts, and greater resources for product development and sales and marketing.

Sales and Marketing

We maintain two sales organizations, Product sales and DIS sales, that operate independently. The sales teams work together to ensure that our customers make the right decisions in purchasing a gamma camera or leasing personnel and equipment. The product team is divided into eight territories, each led by a specialist. The specialists work closely with the distributors in their region. DIS sales teams are aligned with the three geographic regions we have established. Our nuclear imaging business currently has twenty-five dedicated Territory Managers led by their respective Regional Vice Presidents. Ultrascan maintains its own distinct team in the greater Atlanta, Georgia area with the Territory Managers selling both nuclear and ultrasound services outside of Georgia.

Research and Development

As of December 31, 2008, our research and development staff consisted of 16 employees. We have a long and extensive commitment to research and development, including an established history in developing innovative solid-state gamma cameras. We have an established core competency in the development of silicon photodiodes and related scintillator assemblies and signaling processing electronics, which are the core of our gamma cameras. In recent years, we re-focused our engineering efforts on the image quality, speed, reliability, cost structure, and overall performance of our multi-headed cameras and software. In September 2008, we announced that we had received U.S. Food and Drug Administration (FDA) 510(k) clearance for our new nSPEED® reconstruction software providing improved image quality and enabling reduced imaging time or less radiation exposure for patients. We invested in the development of the Cardius X-ACT® camera, and re-engineered the current products to reduce overall costs.

Our research and development efforts are primarily focused in the near term on developing further enhancements to our existing products, as well as developing our next-generation products. Our objective is to increase the image quality, sensitivity and reliability of our imaging systems. Our research and development expense was $2.8 million, $3.1 million, and $3.9 million in 2008, 2007, and 2006, respectively.

Government Regulation

We must comply with a mosaic of federal and state laws and regulations. Violations of such laws and regulations can be punishable by criminal, civil and/or administrative sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, such as Medicare and Medicaid. Federal and state governmental agencies are continuing heightened enforcement efforts in the healthcare industry, and whistleblower cases are becoming more common. Accordingly, we maintain a compliance program and hotline that permits our personnel to report violations anonymously. Our compliance committee, consisting of senior management and our staff attorney, meets regularly to provide oversight of our compliance initiatives. We also conduct periodic audits to help ensure compliance with applicable laws.

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

(2) Physician Self-Referral Laws. Federal regulations commonly referred to as the Stark Laws prohibit physician referrals of Medicare or Medicaid patients to an entity for certain designated health services if the physician or an immediate family member has an indirect or direct financial relationship with the entity, unless an exception applies. We believe that referrals made by our physician customers generally should be eligible to qualify for the “in-office ancillary services” exception to the Stark Laws, provided that the services are provided or supervised by the physician or a member of his or her “group practice,” as that terms is defined under the Stark Laws, the services are performed in the same building in which the physicians regularly practice medicine, and the services are billed by or for the “group practice.” Violations of the Stark Laws may lead to the imposition of penalties and fines, the exclusion from participation in federal healthcare programs, and liability under the federal False Claims Act and its whistleblower provisions. Many states have adopted similar statutes prohibiting self-referral arrangements that cover all patients and not just Medicare and Medicaid patients.

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

(4) HIPAA. The Health Insurance Portability and Accountability Act of 1996 or HIPAAprohibits schemes to defraud healthcare benefit programs and fraudulent conduct in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA also establishes standards governing electronic healthcare transactions and protecting the security and privacy of individually identifiable health information. Some states have also enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA.

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

Patents

We have developed a patent portfolio that covers our overall products, components and processes. As of December 31, 2008, we had 30 issued U.S. patents, 2 foreign patents and 14 pending US patent applications. The issued and pending patents cover, among other things, aspects of solid-state radiation detectors including our photodiodes, signal processing, and system configuration. Our issued patents expire between December 23, 2014 and August 31, 2026. We have multiple patents covering unique aspects and improvements for many of our products. We have entered into a royalty-bearing license for one U.S. patent with a third party for exclusive use in nuclear imaging (subject to certain reservation of rights by the U.S. Government). In addition to our solid-state detector and photodiode technology patents, we hold specific patents for an alternative solid-state method using Cadmium Zinc Telluride that we previously pursued for use in gamma cameras. While each of our patents applies to nuclear medicine, many also apply to the construction of area detectors for other types of medical imagers and imaging methods.

Trademarks

As of December 31, 2008, we hold trademark registrations in the United States for the following marks: 2020tc Imager®, CardiusSST®, Digirad®, Digirad Logo®, Digirad Imaging Solutions®, FlexImaging® Cardius®, SPECTour®, Solidium® , DigiServ®, and DigiTech®. We have trademark applications pending in the United States for the following marks: SeeQuanta™, AcqSmart™, SPECTpak Plus™, Stasys™, Cardius X-Act™, and TruAcq CountBased Imaging™. We have obtained and sought trademark protection for some of these listed marks in the European Community and Japan.

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

Employees

As of December 31, 2008, we had a total of 460 employees, of which 286 were employed in clinical and regulatory, 81 in operations, 43 in general and administrative, 34 in sales and marketing and 16 in research and development. We had a total of 311 employees in our DIS subsidiary. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Available Information

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

We are subject to changing health care regulatory rules which could adversely affect us.

Various potential changes to health care regulatory rules could require us to change our operations significantly and could harm us financially.

Nuclear medicine is a “designated health service” under the federal physician self-referral prohibition law known as the Stark Law, which states that a physician may not refer designated health services to an entity with which the physician or an immediate family member has a financial relationship, unless an exception applies.

DIS’ physician customers may be able to meet the “in-office ancillary services” exception to the Stark Law if they meet the definition of a “Group Practice” under Stark, appropriately supervise the individuals performing the nuclear imaging services and bill for them, and if the services are performed in the same building in which the physicians regularly practice medicine. In July 2007, the Centers for Medicare & Medicaid Services (CMS) proposed to modify the Stark regulations in a manner that may restrict physicians in some business arrangements from utilizing the in-office ancillary services exception to Stark. CMS could at any time propose or implement other Stark modifications to limit use of the in-office ancillary services exception. If DIS’ customers are unable or unwilling to comply with the Stark Law, utilization rates of our services and products will decline and our business will be harmed. The potential adoption of healthcare reform proposals on a state-by-state basis could require us to develop state-specific marketing and sales approaches and adversely affect the results of operations.

CMS adopted a new rule effective January 1, 2009 requiring all mobile entities providing diagnostic tests to enroll in the Medicare program as an independent diagnostic testing facility (IDTF) for all diagnostic tests they perform, and to bill Medicare directly for such tests. In response to a comment on the regulations, CMS implied that entities leasing diagnostic equipment and personnel to physician offices must enroll in Medicare and bill Medicare directly for all tests performed. Subsequent guidance from CMS clarified that entities leasing diagnostic equipment and personnel do not need to enroll in the Medicare program as an IDTF. If CMS were to promulgate new regulations requiring Digirad to enroll in Medicare and bill Medicare directly for all diagnostic test performed using our equipment and DIS personnel, or if a local CMS contractor were to interpret the new regulations to require Digirad to enroll as an IDTF and bill Medicare directly for all tests performed, we would need to change our operations significantly and our financial condition could be adversely affected.

In addition, CMS has recently adopted modifications to the anti-markup rule for diagnostic tests, which limits what physicians can charge Medicare for diagnostic tests in certain circumstances. CMS could at any time propose or implement further changes to the Medicare anti-markup rule for diagnostic tests which could limit what our DIS customers could charge the Medicare program for diagnostic tests. Our financial condition could be adversely affected by such changes.

Our revenues may decline due to reductions in Medicare reimbursement rates, competitor activity, or increased third party payor certification requirements.

New federal and state legislations periodically establish significant changes in the healthcare system. The success of our DIS business is largely dependent on our customers’ ability to build a financially viable imaging business utilizing leased DIS personnel and equipment. Our customers’ have been faced with the downward trend in Medicare reimbursement rates, as well as the continuing efforts by some third party payors to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications, and their efforts to restrict the use of mobile or leased cameras. If such trends continue, they may find it economical to purchase a camera and either cancel or limit their use of our personnel and equipment. In addition, our customers may switch to another service provider. We compete against small local or regional businesses, some of which have the advantage of a lower cost structure, and against imaging centers that install nuclear gamma cameras and make them available to physicians in their geographic vicinity. If these competitors are able to win significant portions of our business, our sales will decline. Our Product segment may also suffer a decline in camera sales as a result of the same factors. Our financial condition would be adversely affected under such circumstances.

We may incur additional losses due to the downturn in the U.S. economy.

Our revenues may be significantly impacted by the downturn in the U.S. economy. The slowing economy may also drive greater pricing pressures from our competition, increase the rate at which we lose business, or lead to disruptions in our supply chain, any of which would impede our ability to become profitable. Further, we cannot assure you that an improvement in economic conditions will result in an immediate, if at all positive, improvement in our operating results or cash flows.

Because our business is not widely diversified, obsolescence of our current product offerings would seriously harm our business.

We sell products and lease our imaging systems and personnel primarily in the nuclear and ultrasound imaging markets. Our nuclear imaging systems may become obsolete or unmarketable if new technologies are introduced to the market or if new industry standards emerge. We may not be able to leverage our assets to diversify our products and services in order to generate revenue beyond the nuclear and ultrasound imaging markets in a timely manner. If we are unable to diversify our product and service offerings, our financial condition may suffer.

Our Product segment competes against businesses that have different competitive strengths than we have.

The market for nuclear imaging cameras continues to decrease, thereby making competition a greater challenge. Our competition has negatively impacted our sales prices and volume. Some of our competitors enjoy significant advantages over us, including: greater name recognition, greater financial and technical resources, established relationships with healthcare professionals, established distribution networks, and greater resources for product development as well as sales and marketing. Additionally, certain medical device companies are developing alternative portable cameras that directly compete with our product offerings. If we are unable to expand our current market share, our revenues are likely to decline.

Our operations are highly dependent upon third-party suppliers and the availability of certain radiopharmaceuticals, making us vulnerable to supply problems and price fluctuations, which could harm our business.

Our personnel and equipment leasing service involves the use of certain radiopharmaceuticals. We have experienced disruptions in the supply of these radiopharmaceuticals, which have caused us to cancel services that would otherwise be provided. If we are unable to obtain an adequate supply of the necessary radiopharmaceuticals, we may be unable to lease our personnel and equipment through DIS, and our business may be harmed. In addition, we rely on a limited number of third parties to manufacture and supply certain key components of our products. Alternative sources of production and supply may not be readily available. For example, key components of the detector heads and the processing and control software utilized in our gamma cameras are manufactured or supplied by a single source. We have also outsourced production of significant portions of our end product to a single contract manufacturer. If a disruption in the availability of parts, or in the operations of these suppliers were to occur, our ability to build gamma cameras could be materially affected. For this reason, we have backup plans in place that are designed to prevent delays in production. If these plans are unsuccessful, delays in the production of our gamma cameras for an extended period of time could cause the loss of revenue, which could significantly harm our business and results of operations.

Failure to retain key executives, qualified technologists and sales personnel could limit our growth and adversely affect our business.

Our future growth and ability to generate profits will depend in part upon our ability to identify, hire, and retain a new Chief Financial Officer, nuclear medicine technologists, certified cardiographic technicians, ultrasound technologists, and sales personnel. The inability to retain such employees would diminish the knowledge and experience that we, as an organization, possess and might delay or prevent the achievement of our objectives. Hiring qualified management and technical personnel will be difficult due to the limited number of qualified candidates and the intense competition for these types of employees. Furthermore, we have historically suffered high employee turnover in regards to imaging technologists. If we are unable to reduce employee turnover, our business and financial condition may be adversely affected.

Our quarterly and annual financial results are difficult to predict and are likely to fluctuate from period to period.

We have experienced seasonality in the leasing services offered by DIS. While our physicians are obligated to pay us for all lease days to which they have committed, our contracts permit some flexibility in scheduling when services are to be performed. We cannot predict with certainty the degree to which seasonal circumstances such as the summer slowdown, winter holiday vacations and weather conditions will affect the results of our operations. In addition, due to the way that customers in our target markets acquire our products, a large percentage of our camera orders are booked during the last month of each quarterly accounting period. As such, a delivery delay of only a few days may significantly impact our quarter-to-quarter comparisons. Moreover, the sales cycle in our Product segment for our cameras is typically lengthy, which may cause us to experience significant revenue fluctuations. For these reasons, quarterly and annual sales and operating results may vary in the future. Therefore, period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Because of these and other factors, our operating results in one or more future reporting periods may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline significantly.

A large amount of our common stock is held by a small number of stockholders and is thinly traded.

A small number of our current stockholders hold a substantial number of shares of our common stock that they may sell in the public market. In addition, our common stock is thinly traded and any significant sales of our common stock may cause volatility in our common stock price. Sales by our current stockholders of a substantial number of shares, or the expectation that such sale may occur, could significantly reduce the market price of our common stock. We have also registered all shares of common stock that we may issue under our employee benefit plans. Accordingly, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. If any of these stockholders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise capital in the future.

In addition, these stockholders, acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. As a result of their actions or inaction our stock price may decline.

We spend considerable time and money complying with federal and state laws, regulations, and other rules, and if we are unable to comply with such laws, regulations and other rules, we could face substantial penalties.

We are directly, or indirectly through our clients, subject to extensive regulation by both the federal government and the states in which we conduct our business including: the federal Medicare and Medicaid anti-kickback laws, other Medicare laws, regulations, rules, manual provisions, and policies that prescribe the requirements for coverage and payment for services performed by us and our DIS customers; the federal False Claims statutes; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA; the Stark Law; the federal Food, Drug and Cosmetic Act; federal and state radioactive materials laws; state food and drug and pharmacy laws and regulations; state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians; state scope-of-practice laws; and federal rules prohibiting the mark-up of diagnostic tests to Medicare under certain circumstances. If DIS’ customers are unable or unwilling to comply with these statutes, regulations, rules and policies, utilization rates of our services and products will decline and our business will be harmed.

We maintain a compliance program to identify and correct any compliance issues and remain in compliance with all applicable laws, to train employees, to audit and monitor our operations, and to achieve other compliance goals. Like most companies with compliance programs, we occasionally discover compliance concerns. In such cases, we take responsive action including corrective measures when necessary. There can be no assurance that our responsive actions will insulate us from liability associated with any detected compliance concerns.

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

Our operations entail risks relating to claims or litigation relating to product liability, radioactive contamination, patent infringement, trade secret disclosure, warranty claims, product recalls, property damage, misdiagnosis, personal injury and death. Any litigation or claims against us, or claims we bring against others, may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of our management from our core business and harm our reputation. We may incur significant liability in the event of any such litigation, regardless of the merit of the action. If we are unable to obtain insurance, or if our insurance is inadequate to cover claims, our cash reserves and other assets could be negatively impacted. Additionally, costs associated with maintaining our insurance could become prohibitively expensive, and our ability to become profitable could be diminished.

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

Our product and DIS operations are headquartered in an approximately 70,000 square foot facility in Poway, California that is leased to us until February 2010. We believe that our existing facility is adequate for our current needs. In addition, DIS leases approximately 33 small hub locations in the various states in which we operate, which primarily house our fleet of cameras and vans. The lease terms typically range between two and four years.

Item 3.	Legal Proceedings

In the normal course of business, we have been and will likely continue to be subject to litigation or administrative proceedings incidental to our business, such as claims related to customer disputes, employment practices, wage and hour disputes, product liability, professional liability, commercial disputes, licensure restrictions or denials, and warranty or patent infringement. Responding to litigation or administrative proceedings, regardless of whether they have merit, can be expensive and disruptive to normal business operations. As litigation and the administrative proceedings are inherently uncertain, we cannot predict the outcome of such matters. While the ultimate outcome of litigation is always uncertain, we do not believe that it will have a material adverse effect on our business or financial results.

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

Year Ended December 31, 2007	High	Low
First Quarter	$4.87	$4.07
Second Quarter	4.80	4.15
Third Quarter	4.23	3.00
Fourth Quarter	3.89	3.12

Year Ended December 31, 2008	High	Low
First Quarter	$3.63	$2.59
Second Quarter	3.00	2.11
Third Quarter	2.20	1.14
Fourth Quarter	1.20	0.48

As of January 27, 2009, there were approximately 221 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

None.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fiscal quarter ended December 31, 2008.

Equity Compensation Plans Information

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2008 (the “Proxy Statement”), and is incorporated in this report by reference.

Performance Graph

The following performance graph illustrates a comparison of total cumulative stockholder return on our common stock since June 10, 2004, the date of out initial public offering, to two indices: (i) the Center for Research in Security Prices or CRSPTotal Return Index for the Nasdaq Stock Market and (ii) a peer group industry index or Peer Group Index, which is based on the standard industrial code for surgical medical and dental instruments and supplies. The graph assumes an initial investment of $100 on June 10, 2004 and that all dividends have been reinvested. No cash dividends have been declared on our common stock. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Five – Year Cumulative Total Returns

Performance Graph for

Digirad Corporation

Produced on 01/21/09 including data to 12/31/08

Item 6.	Selected Consolidated Financial Data.

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and related disclosures and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Form 10-K. Amounts are presented in thousands, except per share amounts.

	Years Ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Revenues:
DIS	$56,204	$52,440	$49,614	$50,194	$44,505
Product	24,154	21,507	22,312	17,992	23,632

Total revenues	80,358	73,947	71,926	68,186	68,137
Cost of revenues:
DIS	44,697	39,520	37,675	37,376	31,221
Product	15,590	13,909	15,192	15,564	15,157

Total cost of revenues	60,287	53,429	52,867	52,940	46,378

Gross profit	20,071	20,518	19,059	15,246	21,759
Operating expenses:
Research and development	2,764	3,072	3,894	3,747	3,115
Sales and marketing	8,554	7,670	8,827	7,420	7,762
General and administrative	11,805	11,920	14,535	14,903	10,236
Amortization and impairment of intangible assets	798	697	27	179	64
Goodwill impairment loss	2,466	—	—	—	—
Restructuring loss	1,308	—	—	—	—

Total operating expenses	27,695	23,359	27,283	26,249	21,177

Income (loss) from operations	(7,624)	(2,841)	(8,224)	(11,003)	582
Other income (expense), net	759	1,465	1,934	1,384	(337)

Net income (loss)	$(6,865)	$(1,376)	$(6,290)	$(9,619)	$245

Net income (loss) applicable to common stockholders	$(6,865)	$(1,376)	$(6,290)	$(9,619)	$84

Basic and diluted net income (loss) per share (1):	$(0.36)	$(0.07)	$(0.34)	$(0.52)	$0.01

Shares used in per share calculations (1):
Basic	18,955	18,845	18,761	18,468	10,095

Diluted	18,955	18,845	18,761	18,468	16,963

	As of December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash, cash equivalents and securities	$28,284	$31,662	$44,326	$49,505	$55,563
Working capital	33,650	33,905	45,788	50,660	59,015
Total assets	61,195	69,015	69,277	74,504	86,024
Total debt	106	213	368	1,134	3,982
Redeemable convertible preferred stock	—	—	—	—	—
Total stockholders’ equity	48,959	55,247	55,445	59,988	68,734

(1)	As a result of the conversion of our preferred stock into 12.4 million shares of our common stock upon completion of our initial public offering in June 2004, there is a lack of comparability in the basic and diluted net income (loss) per share amounts for the periods presented above. Please refer to Note 1 to our consolidated financial statements included elsewhere in this Form 10-K for the calculation of pro forma basic and diluted net income (loss) per share presented therein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a leading provider of diagnostic imaging products and personnel and equipment leasing services that improve patient care while driving positive healthcare economics. We designed and commercialized the first solid-state nuclear gamma camera for the detection of cardiovascular disease and other medical conditions. Our imaging systems are portable as well as fixed, and provide enhanced operability, improved patient comfort and, in the case of our triple-headed Cardius® 3 XPO system, shorter image acquisition time when compared to traditional vacuum tube cameras. Our nuclear cameras fit easily into floor spaces as small as seven feet by eight feet and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting or within multiple departments of a hospital.

We generate revenues within two primary operating segments: our personnel and equipment leasing service business (Digirad Imaging Solutions, or “DIS”) and our Product segment. Through DIS, we offer a comprehensive personnel and equipment leasing services program as an alternative to purchasing a gamma camera or ultrasound machine for physicians who wish to perform nuclear imaging, echocardiography, vascular ultrasound, or any combination of these procedures in their offices by leasing the imaging system, certified personnel and other support required to perform imaging in the physician’s office. The flexibility of our products and our DIS leasing service allows physicians more control over the diagnosis and treatment of their patients in their offices and to retain revenue from procedures they would otherwise refer elsewhere. DIS leasing services are primarily provided to cardiologists and internists who enter into annual contracts for personnel and equipment services delivered on a per-day basis. Our typical lease contracts provide service coverage ranging from once per month to three times per week. We experience some seasonality in our DIS business related to summer vacations, holidays and inclement weather, which historically has most negatively affected our third quarter. Our product revenue results primarily from selling solid-state gamma cameras and from the sale of camera maintenance contracts. We sell our imaging systems to physician offices, hospitals, and imaging centers primarily in the United States, although we have sold a small number of imaging systems internationally.

Our Market

The target market for our products and services is comprised of approximately 26,000 cardiologists, 130,000 internists and family practitioners, and hospitals in the United States that perform or could perform nuclear cardiac and ultrasound procedures. As of December 31, 2008, we have provided imaging services through DIS to more than 900 physicians and physician groups. We have sold 616 cameras through our Product segment. More than half of our DIS nuclear and ultrasound imaging customers are internists or other primary care practitioners, and the remainder are cardiologists. We believe our market has been negatively affected by declining reimbursements from Medicare and Medicaid programs, pricing pressures, and continuing efforts by some third party payors to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications, or disallowing reimbursement if imaging is performed with portable or leased cameras. We expect each of these trends to continue.

Trends and Drivers

The medical device industry, including the market for nuclear and ultrasound imaging systems and services, is highly competitive. Our business continues to be negatively affected by many factors, including declining healthcare reimbursement rates for cardiac imaging procedures, competition from alternative imaging modalities such as CT Angiography, and declining average selling prices for our product offerings.

We implemented a new sales approach in our DIS business beginning in 2007 which is based on formalized co-marketing agreements with prominent academic or regional medical Centers of Influence (COI). Our COI strategy pairs an influential medical institution with community-based physicians in an effort to extend quality diagnostic capabilities to their patients, with an expected result of improved patient care. This approach, as well as the expansion of our ultrasound imaging revenues brought about through the acquisition of Ultrascan, Inc. (“Ultrascan”) in May 2007, contributed to our increase in revenues compared to the prior year. We expect our COI strategy to be the key driver to expand our market share.

In the Product segment, we were able to attain profitability in 2008 for the first time in our history as a result of revenue growth and lower costs from outsourcing and other cost control initiatives. We increased visibility and sales through an expanded dealer network and a more experienced direct sales team. The majority of our camera sales growth in 2008 came from selling more portable cameras compared to prior year. We expanded our target market focus in 2008 to include hospitals and large physician practices, resulting in key camera placements at some important luminary centers and prominent cardiology practices. We gained market share by leveraging our new Cardius XPO series featuring fourth generation solid-state detectors, 500 lb. patient imaging capacity, nSPEED rapid imaging protocols and compact footprint.

Our primary focus for 2009 is to improve both our profitability and our cash flow results. To this end, we initiated a restructuring plan during the fourth quarter of 2008 to create greater efficiency in DIS by selling or closing underperforming locations. This is, combined with flattening the management structure, expected to result in a more profitable core DIS footprint that can be leveraged with our COI strategy. We anticipate improving our approach to launching and growing Centers of Influence during 2009. In our Product segment, we will invest in our technology platform designed to attract new customer segments. In the short-term, we believe we can build on 2008 achievements by introducing new products targeted specifically at the larger physician practices and hospital market segments. These initiatives are intended to drive the Company towards consistent profitability and cash flow.

2008 Highlights

Our consolidated revenues were $80.4 million during 2008, which represented an increase of $6.4 million, or 8.7%, over the prior year, driven by an increase in imaging services revenue in our DIS segment, as well as increases in camera sales and maintenance contract revenues in our Product segment. DIS revenue increased $3.8 million, or 7.2%, as a result of an increase in ultrasound imaging services revenue. In the Product segment, revenue increased $2.6 million, or 12.3%, as a result of increased gamma camera sales and maintenance contract revenues.

Our DIS business currently operates in 22 states and the District of Columbia. As of December 31, 2008, DIS operated 98 nuclear gamma cameras and 62 ultrasound imaging systems, compared to 91 nuclear gamma cameras and 45 ultrasound imaging systems as of December 31, 2007. We believe we can improve our overall profitability by improving the utilization of our fleet of gamma cameras and ultrasound machines. We measure efficiency by tracking system utilization, which is measured based on the percentage of days that our nuclear and ultrasound imaging machines are used to deliver services to customers out of the total number of days that they are available to deliver such services. System utilization decreased to 58% in 2008, compared to 60% for the same period in 2007. We continue to obtain additional hub accreditation to respond to the reimbursement requirements of some third party payors. As of December 31, 2008, we had obtained accreditation from the Intersocietal Commission for the Accreditation of Nuclear Medicine Laboratories (ICANL) for 29 of our 33 DIS hub locations requiring accreditation. We also recently received accreditation for our ultrasound imaging services through the Intersocietal Commission for the Accreditation of Echocardiography Laboratories (ICAEL). As more and more payors require independent accreditation, we are well positioned to meet these reimbursement demands.

Results of Operations

The following table sets forth our results from operations, expressed as percentages of total revenues for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Revenues:
DIS	69.9%	70.9%	69.0%
Product	30.1	29.1	31.0

Total revenues	100.0	100.0	100.0
Total cost of revenues	75.0	72.3	73.5

Gross profit	25.0	27.7	26.5
Operating expenses:
Research and development	3.4	4.2	5.4
Sales and marketing	10.6	10.4	12.3
General and administrative	14.8	16.0	20.2
Amortization and impairment of intangible assets	1.0	0.9	0.0
Goodwill impairment loss	3.1	0.0	0.0
Restructuring loss	1.6	0.0	0.0

Total operating expenses	34.5	31.5	37.9

Loss from operations	(9.5)	(3.8)	(11.4)
Other income, net	1.0	1.9	2.7

Net loss	(8.5)%	(1.9)%	(8.7)%

Comparison of Years Ended December 31, 2008 and 2007

Revenues

Consolidated. Consolidated revenue was $80.4 million for 2008, which represents an increase of $6.4 million, or 8.7%, over the prior year, driven by an increase in imaging services revenue in our DIS segment, as well as increases in camera sales and maintenance contract revenues in our Product segment. DIS revenue accounted for approximately 70% of total revenues for 2008, which is consistent with prior years. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue in future periods.

DIS. Our DIS revenue was $56.2 million for 2008, which represents an increase of $3.8 million, or 7.2%, over the prior year. This increase is primarily attributed to the acquisition of substantially all of the assets and liabilities of Ultrascan, Inc. (“Ultrascan”), a provider of ultrasound imaging systems and services to physicians’ offices and hospitals, in May 2007, which enabled us to generate revenue from ultrasound imaging services. In response to continued operating losses, management initiated a realignment of its imaging business in the fourth quarter of 2008. This plan includes the sale or closure of underperforming DIS hub locations, which we believe will enable our management team to better focus on our Centers of Influence. We expect this change to result in a reduction of revenues beginning in the first quarter of 2009. In addition, revenue is expected to fluctuate throughout the year based on seasonality stemming from physician vacations, holidays and inclement weather.

Product. Our product revenue was $24.2 million for 2008, which represents an increase of $2.6 million, or 12.3%, over the prior year. This increase was primarily due to an increase in the number of gamma cameras sold in 2008 to 85 systems compared to 73 sold in the prior year and an increase in maintenance contract revenues to $9.1 million in 2008 from $7.9 million in the prior year due to the expansion of our installed base of gamma cameras. We anticipate that we will continue to experience pricing pressures on our gamma cameras due to increased competition in our market.

Gross Profit

Consolidated. Consolidated gross profit was $20.1 million for 2008, representing a decrease of $0.4 million, or 2.2%, over the prior year. This decrease is primarily related to rising costs of revenues in the DIS segment. Consolidated gross profit as a percentage of revenue decreased to 25.0% for 2008 from 27.7% for 2007.

DIS. Cost of DIS revenue consists primarily of labor, equipment depreciation and other costs associated with the provision of services. DIS gross profit was $11.5 million for 2008, which represents a decrease of $1.4 million, or 10.9%, over the prior year, primarily due to the overall increase in labor, depreciation and other servicing costs. Depreciation costs increased due to our investment in the upgrade of our DIS portable fleet, which was completed during the second quarter of 2008. Our DIS portable fleet consists primarily of cameras available for lease. DIS gross profit as a percentage of revenue decreased to 20.5% for 2008 from 24.6% for 2007.

Product. Costs of goods sold is primarily comprised of materials, labor and overhead associated with the manufacturing and warranty of our products. Warranty costs are charged to cost of revenues in the period our cameras are sold and are based on our historical experience with failure rates and repair costs. Product gross profit increased to $8.6 million for 2008, representing an increase of $1.0 million, or 12.7%, over the prior year. The increase is primarily attributable to the increase in product sales. Product gross profit as a percentage of revenue increased to 35.5% for 2008 from 35.3% for 2007.

Operating Expenses

Research and Development. Research and development expenses consist primarily of costs associated with the design, development, testing, and enhancement of our products. The primary costs are salaries and fringe benefits, development material costs, facility and overhead costs, consulting fees and nonrecurring engineering costs. Research and development expenses were $2.8 million for 2008, which represents a decrease of $0.3 million, or 10.0%, over the prior year. The decrease in research and development expenses was primarily attributable to lower personnel costs. Research and development expenses were 11.4% and 14.3% of product revenue for 2008 and 2007, respectively. We expect to continue to invest in research and development as we improve our existing technology and introduce new products to address the needs of large cardiology practices and hospitals.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, travel, marketing, and collateral materials and tradeshow costs. Sales and marketing expenses were $8.6 million for 2008, which represents an increase of $0.9 million, or 11.5%, over the prior year, principally as a result of additional personnel costs, consistent with the increase in revenues in both the DIS and Product segments. Sales and marketing expenses were 10.6% of total revenue for 2008 compared to 10.4% for 2007. We expect to reduce our sales and marketing expenses through a reduction in personnel costs in connection with the restructuring plan approved in the fourth quarter of 2008.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for finance and accounting, human resources and other personnel, as well as legal and other professional fees and insurance. General and administrative expenses were $11.8 million for 2008, which was essentially unchanged compared to the prior year. General and administrative expenses were 14.8% of total revenue for 2008 compared to 16.0% for 2007. We expect to reduce general and administrative expenses via a number of cost reduction initiatives in addition to the restructuring plan approved in the fourth quarter of 2008.

Goodwill Impairment Loss. The acquisition of net assets from Ultrascan in May 2007 resulted in the recording of goodwill. Among other assets, goodwill was recorded within a reporting unit in our DIS segment on the date of the acquisition, and represented the excess between the purchase price and the net assets acquired. During our annual impairment analysis in the fourth quarter of 2008, we determined that the carrying value of the goodwill exceeded the implied fair value of the assets held by the reporting unit, which resulted in a goodwill impairment loss of $2.5 million. No impairment losses were recorded in the prior year.

Restructuring Loss. We initiated a restructuring plan to enhance company profitability in the fourth quarter of 2008. The initiatives include plans to sell, close, and consolidate certain DIS hub locations during the first quarter of 2009 in order to focus on hub locations that benefit from our Centers of Influence model. These sales and closures involve the sale or abandonment of property and equipment and staff reductions at the hub locations impacted by the restructuring plans, as well as the reduction of certain management positions. The loss on property and equipment make up $1.0 million of the $1.3 million loss recorded in 2008. The remaining loss of $0.3 million primarily represents severance payments. No losses pertaining to restructuring efforts were recorded in the prior year.

Other Income

The decrease of $0.7 million in other income reflects decreasing market yields, the lower levels of average cash and investments balances in 2008 compared to 2007 as a result of cash used to upgrade the DIS fleet and acquire assets from Ultrascan.

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

Sales and Marketing. Sales and marketing expenses were $7.7 million for 2007, representing a decrease of $1.2 million, or 13.1%, compared to the prior year. This was primarily attributable to a reduction in outside service costs and stock compensation, which decreased by $0.2 million from the prior year. Sales and marketing expenses were 10.4% of total revenue for 2007 compared to 12.3% for 2006.

General and Administrative. General and administrative expenses were $11.9 million for 2007, representing a decrease of $2.6 million, or 18.0%, compared to the prior year as a result of lower personnel related expenses, legal and recruiting costs and a reduction in spending on outside services. General and administrative expenses were 16.0% of total revenue for 2007 compared to 20.2% for 2006.

Other Income

Other income consists primarily of interest income, net of interest and other expenses. The decrease in other income reflects the lower levels of average cash and investments balances in 2007 compared to 2006, primarily due to the acquisition of Ultrascan’s net assets.

Liquidity and Capital Resources

General

We require capital principally for capital expenditures and working capital to finance accounts receivable and inventory. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of deliveries and the payment cycles of our customers. Our capital expenditures consist primarily of DIS nuclear cameras, ultrasound machines, vans, and computer hardware and software. As of December 31, 2008, we had cash, cash equivalents and current securities available-for-sale of $28.3 million. We currently invest our cash reserves in money market funds, U.S. treasury, government and corporate debt securities. Based upon our current level of expenditures, we believe our current working capital, together with cash flows from operating activities, will be adequate to meet our anticipated cash requirements for capital expenditures and working capital for at least the next 12 months.

Net cash provided by operations totaled $2.4 million in 2008 due to cash flow from net income before non-cash charges such as goodwill impairment, restructuring loss, and depreciation. In addition, we reduced our net inventory levels during 2008 as we focused on purchasing processes and outsourcing initiatives. We experienced a decrease in our accounts payable and accrued liabilities due to timing of payments and reduction in headcount. Net cash used by investing activities amounted to $3.5 million in 2008 primarily due to purchases of property and equipment to complete the upgrade of our DIS portable fleet. The purchases of property and equipment were partially offset by net maturities of securities available for sale. Net cash used in financing activities amounted to approximately $0.2 million in 2008, and represents the repayment of capital lease obligations, net of proceeds arising from the exercise of stock options.

On February 4, 2009, our board of directors authorized a stock buyback program to repurchase up to an aggregate of $2.0 million of our issued and outstanding common shares. The timing of stock repurchases and the number of shares of common stock to be repurchased will be made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The timing and extent of the repurchase will depend upon market conditions, applicable legal and contractual requirements, and other factors.

The acquisition of net assets from Ultrascan may require additional consideration of cash and common stock of up to $3.9 million to be paid to the seller or its designees in the event that certain financial milestones are achieved over the next three years.

Debt Service

As of December 31, 2008, we had capital lease obligations totaling $0.1 million. These obligations are secured by the specific equipment financed under each lease and will be repaid monthly over the lease terms, which range from one to 14 months. Our DIS subsidiary entered into the majority of these capital lease obligations.

We are committed to making future cash payments on capital leases (including interest) and operating leases. We have not guaranteed the debt of any other party. The following table summarizes our contractual obligations as of December 31, 2008 (dollars in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$119	$61	$58	$—	$—
Operating lease obligations	2,837	1,369	1,008	454	6

Total	$2,956	$1,430	$1,066	$454	$6

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

DIS revenue is derived from the leasing of personnel and equipment for in-office nuclear and ultrasound imaging procedures. Revenue related to imaging services is recognized at the time services are performed and collection is reasonably assured. DIS services are generally billed on a per-day basis under annual contracts, which specify the number of days of service to be provided, or on a flat rate month-to-month basis.

Product revenues are generated from the sales of gamma cameras and follow-on maintenance service contracts. We generally recognize revenue upon delivery to customers. We also provide installation and training for camera sales in the United States. Installation and training is generally performed shortly after delivery and represents a relatively insignificant cost, which we accrue at the time revenue is recognized. Neither service is essential to the functionality of the product. Maintenance services are sold beyond the term of the warranty, which is generally one year from the date of purchase. Revenue from these contracts is deferred and recognized ratably over the period of the obligation and is included in product sales in the accompanying consolidated statements of operations.

Reserves for Doubtful Accounts and Billing Adjustments

Historically, the need to estimate reserves for accounts receivable has been limited to our DIS business. We provide reserves for billing adjustments and doubtful accounts. DIS adjustments and credit memos are adjustments for billing errors that are normally adjusted within the first 90 days subsequent to the performance of service. We review reserves on a quarterly basis and make adjustments based on our historical experience rate and known collectibility issues and disputes. We also consider our bad debt write-off history. Our estimates of collectibility could be impacted by material amounts by changed circumstances, such as a higher number of defaults or material adverse changes in a payor’s ability to meet its obligations. The provision for billing adjustments is charged against DIS revenues and the provision for doubtful accounts is charged to general and administrative expenses. Our risk of material loss is mitigated as we only have a small number of customer accounts that have receivable balances in excess of $100,000.

Inventory

We state inventories at the lower of cost (first-in, first-out) or market (net realizable value). Costs include material, labor and manufacturing overhead costs. We review our inventory balances quarterly for excess or obsolete inventory levels. Except where firm orders are on-hand, we consider production inventory quantities in excess of the next 12 months’ demand as excess and reserve for them at 100% of cost. Service inventory in excess of 36 months demand is likewise reserved at 100% of cost. We establish obsolescence reserves at 100% for obsolete products. We review the reserve quarterly and, if necessary, make adjustments. We rely on historical information to support our reserve and utilize management’s business judgment. Once the inventory is reserved, we do not adjust the reserve balance until the inventory is sold.

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

On December 23, 2008, our board of directors approved restructuring initiatives in order to enhance company profitability, which included the sale or abandonment of property and equipment held at certain DIS hub locations. Property and equipment held at these locations have been impaired or reclassified as held for sale. The associated losses on these assets are included in the restructuring loss included in loss from operations on our income statement. The impairment losses were derived based on the estimated fair values of the assets, which were based on anticipated cash inflows generated from the sale or use of the assets. Assets that were reclassified as held for sale are reflected as current assets on our balance sheet.

Valuation of Goodwill

On May 1, 2007, we completed the acquisition of substantially all of the assets and liabilities of Ultrascan, Inc. (“Ultrascan”), a provider of ultrasound imaging systems and services to physicians’ offices and hospitals. The acquisition of net assets from Ultrascan resulted in the recording of goodwill, which represented the excess between the purchase price and the net assets acquired. We review goodwill for impairment on an annual basis during the fourth quarter, as well as when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The provisions of SFAS No. 142 require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of the reporting unit with goodwill to the carrying value of its long-term assets. If the carrying value of the long-term assets exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test, whereby the carrying value of the reporting unit’s goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference would be recorded. Due to a significant decline in our market capitalization during the year, we determined that it was necessary to perform the second step of the impairment test. We determined the implied fair value of goodwill utilizing the discounted cash flow method under the income approach as well as the market approach. We concluded that the implied fair value is $0.2 million, resulting in a $2.5 million impairment loss, which is included in loss from operations on our statement of operations.

Restructuring

Restructuring costs are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) and are included in loss from operations on our income statement. Restructuring loss for the year ended December 31, 2008 is comprised of losses on the abandonment of property and equipment and assets held for sale, one-time termination benefits for involuntarily terminated employees, and obligations pertaining to abandoned property leases. Losses on property and equipment were recorded consistent with our accounting policy related to long-lived assets, described above. One-time termination benefits are recorded at the time they are communicated to the affected employees. Losses on property lease obligations are recorded when the lease is abandoned.

Share-based Payments

We grant options to purchase our common stock and restricted stock units (“RSUs”) to our employees and directors under our equity compensation plans. These options are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards (“SFAS”) No. 123, Share-Based Payment (“SFAS 123(R)”). We adopted SFAS 123(R) on January 1, 2006, using the modified prospective method. Under this method, prior periods are not revised for comparative purposes. The provisions of SFAS 123(R) apply only to awards granted or modified after the date of adoption. Under SFAS 123(R), we estimate the fair value of the stock option awards using the Black-Scholes-Merton option-pricing model on the date of grant. The fair value of

RSUs is based on the stock price on the date of grant. The fair value of equity instruments that are expected to vest are recognized using the straight-line method over the requisite service period. The fair value of stock options is derived using the following assumptions, some of which are subjective by nature. The weighted-average assumptions used in the Black-Scholes-Merton model for the year ended December 31, 2008 were 6.0 years for the expected term, 56% for the expected volatility, 2.8% for the risk free rate and 0% for dividend yield. The weighted-average expected option term for 2008, 2007 and 2006 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all options. We utilized this approach as our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term. Expected volatilities are based on historical volatility of our stock. In 2006, we also used the historical volatility of comparable companies to determine the expected volatility of our stock. We estimated the forfeiture rate based on historical data for forfeitures and we are recognizing compensation costs only for those equity awards expected to vest. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

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

Warranty

We generally provide a 12 month warranty on our gamma cameras. We accrue the estimated cost of this warranty at the time revenue is recorded and charge warranty expense to product cost of revenues. Warranty reserves are established based on historical experience with failure rates and repair costs and the number of systems covered by warranty. Warranty reserves are depleted as gamma cameras are repaired. The costs consist principally of materials, personnel, overhead and transportation. We review warranty reserves quarterly and, if necessary, make adjustments.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive and financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive and financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this report.

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

1. The following financial statements of Digirad Corporation and Report of Ernst & Young LLP, independent registered public accounting firm, are included in this report:

2. Financial statement schedules.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Reserve for bad debt (1)	Reserves for billing adjustments and contractual allowances (2)	Reserve for excess and obsolete inventories (3)
		(In thousands)
Balance at December 31, 2005	$882	$217	$896
Provision	560	907	349
Write-offs and recoveries, net	(765)	(831)	(333)

Balance at December 31, 2006	677	293	912
Provision	636	1,111	411
Write-offs and recoveries, net	(608)	(1,130)	(493)

Balance at December 31, 2007	705	274	830
Provision	653	1,186	202
Write-offs and recoveries, net	(521)	(1,052)	(437)

Balance at December 31, 2008	$837	$408	$595

(1)	The provision was charged against general and administrative expenses.
(2)	The provision was charged against revenue.
(3)	The provision was charged against cost of revenues.

No other financial statement schedules are provided because the information called for is not required or is shown either in the consolidated financial statements or the notes thereto.

3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation.

3.2(13)	Amended and Restated Bylaws.

4.1(2)	Form of Specimen Stock Certificate.

4.2(3)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended.

10.1(2)†	License Agreement by and between Digirad Corporation and the Regents of the University of California dated May 19, 1999, as amended.

10.2(1)†	Amendment to License Agreement by and between Digirad Corporation and the Regents of the University of California, dated July 26, 2004.

10.3(2)†	Software License Agreement by and between Digirad Corporation and Segami Corporation, dated June 16, 1999, as amended.

10.4(7)+	Addendum to Software License Agreement by and between Digirad Corporation and Segami Corporation, dated June 16, 1999, as amended.

10.5(2)†	License Agreement by and between Digirad Corporation and Cedars-Sinai Health System, dated May 22, 2001.

10.6(2)†	License Agreement by and between Digirad Corporation and Cedars-Sinai Health System, dated April 1, 2003.

Exhibit Number	Description
10.7(2)†	Development and Supply Agreement by and between Digirad Corporation and QuickSil, Inc., dated June 18, 1999.

10.8(2)	Loan and Security Agreement by and between Digirad Corporation and Silicon Valley Bank, dated July 31, 2001, as amended.

10.9(2)	Irrevocable Standby Letter of Credit executed by Silicon Valley Bank in favor of Digirad Corporation, dated November 5, 2003.

10.10(2)	Loan Agreement by and between Digirad Corporation and Gerald G. Loehr Trust, dated September 1, 1993, as amended.

10.11(4)	Amendment to Loan Agreement dated effective August 9, 2004, by and between Digirad Corporation and the Gerald G. Loehr Separate Property Trust.

10.12(2)	Loan Agreement by and between Digirad Corporation and Clinton L. Lingren, dated September 1, 1993, as amended.

10.13(2)	Loan Agreement by and between Digirad Corporation and Jack F. Butler, dated September 1, 1993, as amended.

10.14(2)	Equipment Lease Agreement by and between Orion Imaging Systems, Inc. and MarCap Corporation, dated October 1, 2000.

10.15(2)	Equipment Lease Agreement by and between Digirad Imaging Solutions, Inc. and MarCap Corporation, dated June 13, 2003.

10.16(2)	Master Equipment Lease Agreement by and between Digirad Imaging Solutions, Inc. and DVI Financial Services, Inc., dated May 24, 2001.

10.17(2)	Sublease Agreement by and between Digirad Corporation as sub-lessee and REMEC, Inc. as sub-lessor, dated November 3, 2003.

10.18(2)#	1991 Stock Option Program Stock Option Agreement.

10.19(2)#	1997 Stock Option/Stock Issuance Plan, as amended.

10.20(7)#	1998 Stock Option/Stock Issuance Plan, as amended.

10.21(1)#	2004 Stock Incentive Plan.

10.22(7)#	Form of Notice of Stock Option Award and Stock Option Award Agreement for 2004 Stock Incentive Plan.

10.23(2)#	2004 Non-Employee Director Option Program.

10.24(7)#	Form of Notice of Stock Option Award and Stock Option Award Agreement for 2004 Non-Employee Director Option Program.

10.25(2)#	Form of Indemnification Agreement.

10.26(2)#	Letter Agreement by and between Digirad Corporation and David M. Sheehan, dated June 11, 2002.

10.27(2)	Loan and Security Agreement by and between Orion Imaging Systems, Inc., Digirad Imaging Systems, Inc. and Heller Healthcare Finance, Inc., dated January 9, 2001, as amended.

10.28(2)	Master Lease Agreement by and between Digirad Corporation and GE Healthcare Financial Services, dated September 26, 2000.

10.29(12)+	Agreement for Services between our wholly-owned subsidiary, Digirad Imaging Solutions, Inc. (“DIS”) and MBR and Associates, Inc., dated December 27, 2006.

Exhibit Number	Description
10.30(2)	Form of Warrant to purchase shares of Series E Preferred Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.

10.31(2)	Form of Warrant to purchase shares of Series E Preferred Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.

10.32(2)	Form of Warrant to purchase shares of Common Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.

10.33(2)	Warrant to purchase shares of Series E Preferred Stock by and between Digirad Corporation and Silicon Valley Bank, dated July 31, 2001.

10.34(2)	Form of Warrant to purchase shares of Common Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.

10.35(2)	Form of Warrant to purchase shares of Common Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.

10.36(2)	Form of Warrant to purchase shares of Common Stock by and between Digirad Corporation and the investors listed on the schedule attached thereto.

10.37(1)	Form of Warrant to purchase shares of Common Stock by and between Digirad Corporation and the investors listed on the schedule attached thereto.

10.38(3)	Form of Warrant to purchase shares of Common Stock by and between Digirad Corporation and the investors listed on the schedule attached thereto.

10.39(5)#	2005 Inducement Stock Incentive Plan.

10.40(5)#	2005 Inducement Stock Incentive Plan Award Agreement.

10.41(6)#	Executive Employment Agreement by and between Digirad Corporation and Mark Casner, dated September 14, 2005.

10.42(7)+	Supply Agreement by and between Digirad Corporation and QuickSil, Inc., dated October 31, 2005.

10.43(7)#	Amendment to Executive Employment Agreement by and between Digirad Corporation and Mark Casner, dated January 15, 2006.

10.44(7)#	Second Amendment to Executive Employment Agreement by and between Digirad Corporation and Mark Casner, dated March 3, 2006.

10.45(8)#	Third Amendment to Executive Employment Agreement by and between Digirad Corporation and Mark Casner, dated December 13, 2006.

10.46(10)#	Digirad Corporation 2004 Stock Incentive Plan as Amended and Restated August 2, 2007

10.47(11)	Asset Purchase Agreement by and between Digirad Corporation, Digirad Imaging Solutions, Inc., Digirad Ultrascan Solutions, Inc. and Ultrascan, Inc. dated May 1, 2007.

10.48#	Executive Employment Agreement by and between Digirad Corporation and Todd Clyde, dated October 30, 2008.

21.1(2)	Subsidiaries of Digirad Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1(9)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q originally filed with the Commission on August 11, 2004, as amended thereafter, and is incorporated herein by reference.
(2)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter, and is incorporated herein by reference.
(3)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on November 2, 2004, and is incorporated herein by reference.
(4)	This exhibit was previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Commission on September 7, 2004, and is incorporated herein by reference.
(5)	This exhibit was previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Commission on September 15, 2005, and is incorporated herein by reference.
(6)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on November 4, 2005, and is incorporated herein by reference.
(7)	This exhibit was previously filed as an exhibit to the Company’s annual report on Form 10-K filed with the Commission on March 3, 2005, and is incorporated herein by reference.
(8)	This exhibit was previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Commission on December 14, 2006, and is incorporated herein by reference.
(9)	The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Digirad Corporation under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
(10)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on August 7, 2007, and is incorporated herein by reference.
(11)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on May 7, 2007, and is incorporated herein by reference.
(12)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-K filed with the Commission on February 20, 2007, and is incorporated herein by reference.
(13)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 8-K filed with the Commission on May 9, 2007, and is incorporated herein by reference.
†	Digirad Corporation has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Commission.
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Commission.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGIRAD CORPORATION

Dated: February 13, 2009	By:	/s/ TODD P. CLYDE
	Name:	Todd P. Clyde
	Title:	President ,Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ TODD P. CLYDE Todd P. Clyde	President, Chief Executive Officer, Chief Financial Officer, and Director Executive Vice President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	February 13, 2009

/s/ R. KING NELSON R. King Nelson	Director (Chairman of the Board of Directors)	February 13, 2009

/s/ GARY F. BURBACH Gary F. Burbach	Director	February 13, 2009

/s/ KENNETH E. OLSON Kenneth E. Olson	Director	February 13, 2009

/s/ DOUGLAS REED, M.D. Douglas Reed, M.D.	Director	February 13, 2009

/s/ JOHN W. SAYWARD John W. Sayward	Director	February 13, 2009

DIGIRAD CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Digirad Corporation

We have audited the accompanying consolidated balance sheets of Digirad Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digirad Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Diego, California

February 11, 2009

Digirad Corporation

Consolidated Balance Sheets

(In thousands, except par value amounts)

	As of December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$13,525	$14,922
Securities available-for-sale	14,759	16,740
Accounts receivable, net	9,324	8,536
Inventories, net	4,978	5,455
Property and equipment held for sale	1,122	—
Other current assets	1,982	1,786

Total current assets	45,690	47,439
Property and equipment, net	13,428	16,235
Other intangible assets, net	1,833	2,631
Goodwill	184	2,650
Restricted cash	60	60

Total assets	$61,195	$69,015

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,197	$2,650
Accrued compensation	3,457	3,547
Accrued warranty	906	930
Other accrued liabilities	2,811	3,285
Deferred revenue	2,723	2,909
Current portion of long-term debt	—	213

Total current liabilities	12,094	13,534
Deferred rent	142	234
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized at December 31, 2008 and 2007, respectively; no shares issued and outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.0001 par value: 80,000 shares authorized at December 31, 2008 and 2007; 18,944 and 18,931 shares issued and outstanding at December 31, 2008 and 2007, respectively	2	2
Additional paid-in capital	153,225	152,503
Accumulated other comprehensive income (loss)	(22)	123
Accumulated deficit	(104,246)	(97,381)

Total stockholders’ equity	48,959	55,247

Total liabilities and stockholders’ equity	$61,195	$69,015

See accompanying notes.

Digirad Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years ended December 31,
	2008	2007	2006
Revenues:
DIS	$56,204	$52,440	$49,614
Product	24,154	21,507	22,312

Total revenues	80,358	73,947	71,926
Cost of revenues:
DIS	44,697	39,520	37,675
Product	15,590	13,909	15,192

Total cost of revenues	60,287	53,429	52,867

Gross profit	20,071	20,518	19,059
Operating expenses:
Research and development	2,764	3,072	3,894
Sales and marketing	8,554	7,670	8,827
General and administrative	11,805	11,920	14,535
Amortization and impairment of intangible assets	798	697	27
Goodwill impairment loss	2,466	—	—
Restructuring loss	1,308	—	—

Total operating expenses	27,695	23,359	27,283

Loss from operations	(7,624)	(2,841)	(8,224)
Other income (expense):
Interest income	851	1,608	2,100
Interest expense	(32)	(42)	(112)
Other expense	(60)	(101)	(54)

Total other income	759	1,465	1,934

Net loss	$(6,865)	$(1,376)	$(6,290)

Basic and diluted net loss per share	$(0.36)	$(0.07)	$(0.34)

Shares used in per share computations:
Weighted average shares outstanding—basic and diluted	18,955	18,845	18,761

See accompanying notes.

Digirad Corporation

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Deferred Compensation	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2005	18,705	$2	$150,201	$(221)	$(279)	$(89,715)	$59,988
Elimination of deferred compensation upon adoption of FAS 123(R)	—	—	(279)	—	279	—	—
Stock-based compensation	—	—	1,574	—	—	—	1,574
Exercise of common stock options	90	—	43	—	—	—	43
Comprehensive loss:
Net loss	—	—	—	—	—	(6,290)	(6,290)
Unrealized gain on securities available-for-sale	—	—	—	130	—	—	130

Total comprehensive loss	—	—	—	—	—	—	(6,160)

Balance at December 31, 2006	18,795	2	151,539	(91)	—	(96,005)	55,445
Stock-based compensation	—	—	898	—	—	—	898
Exercise of common stock options	136	—	66	—	—	—	66
Comprehensive loss:
Net loss	—	—	—	—	—	(1,376)	(1,376)
Unrealized gain on securities available-for-sale	—	—	—	214	—	—	214

Total comprehensive loss	—	—	—	—	—	—	(1,162)

Balance at December 31, 2007	18,931	2	152,503	123	—	(97,381)	55,247
Stock-based compensation	—	—	716	—	—	—	716
Exercise of common stock options	13	—	6	—	—	—	6
Comprehensive loss:
Net loss	—	—	—	—	—	(6,865)	(6,865)
Unrealized loss on securities available-for-sale	—	—	—	(145)	—	—	(145)

Total comprehensive loss	—	—	—	—	—	—	(7,010)

Balance at December 31, 2008	18,944	$2	$153,225	$(22)	$—	$(104,246)	$48,959

See accompanying notes.

Digirad Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2008	2007	2006
Operating activities
Net loss	$(6,865)	$(1,376)	$(6,290)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,609	4,438	4,522
Amortization and impairment of intangible assets	798	697	68
Stock-based compensation	716	905	1,574
Goodwill impairment	2,466	—	—
Restructuring loss	1,308	—	—
Loss on disposal of assets	90	166	82
Provision for bad debts	653	636	560
Amortization of premium on securities available-for-sale and gain on investments	314	30	133
Changes in operating assets and liabilities:
Accounts receivable	(1,441)	(685)	38
Inventories	477	398	(724)
Other assets	(196)	(233)	188
Accounts payable	(453)	4	491
Accrued compensation	(352)	(262)	1,065
Accrued warranty, deferred rent and other accrued liabilities	(572)	(134)	(1,391)
Deferred revenue	(186)	134	(83)

Net cash provided by operating activities	2,366	4,718	233
Investing activities
Payments made in connection with a business acquisition, net	—	(8,804)	—
Purchases of securities available-for-sale	(16,946)	(2,800)	(19,507)
Maturities of securities available-for-sale	18,467	20,501	18,450
Purchases of property and equipment	(5,058)	(8,561)	(4,592)
Patents and other assets	—	—	(94)

Net cash (used in) provided by investing activities	(3,537)	336	(5,743)
Financing activities
Net issuances of common stock	6	66	43
Repayment of obligations under capital leases	(232)	(268)	(766)

Net cash used in financing activities	(226)	(202)	(723)

Net (decrease) increase in cash and cash equivalents	(1,397)	4,852	(6,233)
Cash and cash equivalents at beginning of year	14,922	10,070	16,303

Cash and cash equivalents at end of year	$13,525	$14,922	$10,070

Supplemental information:
Cash paid during the period for interest	$33	$43	$79
Non-cash investing and financing activities:
Purchase of assets under capital leases	$—	$113	$—

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Our significant estimates include the loss on restructuring, valuation of goodwill, the valuation of long-lived assets, the reserve for doubtful accounts, revenue and billing adjustments, excess and obsolete inventories, warranty costs, the valuation allowance for deferred tax assets, and the assumptions used in estimating the fair value of stock options. Actual results could differ from those estimates.

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

DIS revenue is derived from the leasing of personnel and equipment for in-office nuclear and ultrasound imaging procedures. Revenue related to imaging services is recognized at the time services are performed and collection is reasonably assured. DIS services are generally billed on a per-day basis under annual contracts, which specify the number of days of service to be provided, or on a flat rate month-to-month basis.

Product revenues are generated from the sales of gamma cameras and follow-on maintenance service contracts. We generally recognize revenue upon delivery to customers. We also provide installation and training

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

for camera sales in the United States. Installation and training is generally performed shortly after delivery and represents a relatively insignificant cost, which we accrue at the time revenue is recognized. Neither service is essential to the functionality of the product. Maintenance services are sold beyond the term of the warranty, which is generally one year from the date of purchase. Revenue from these contracts is deferred and recognized ratably over the period of the obligation and is included in product sales in the accompanying consolidated statements of operations.

Fair-value of Financial Instruments

The carrying value of financial instruments, such as cash and cash equivalents, securities available-for-sale, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of their short term nature. We do not hold or issue financial instruments for trading purposes.

Cash and Cash Equivalents

We consider all investments with a maturity of three months or less when acquired to be cash equivalents. Cash equivalents primarily represent funds invested in money market funds whose cost equals fair market value.

Securities, Available-for-Sale

Securities consist of high-grade auction rate securities, corporate debt securities and government sponsored entities. We classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholder’s equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in other income within the Consolidated Statements of Operations. Net realized losses were $0.1 million in 2008 and were not material in 2007 or 2006. The amortization, accretion and interest income are included in interest income within the Consolidated Statements of Operations. The composition of securities available for sale are as follows (in thousands):

As of December 31, 2008	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
U.S. treasury securities	2 or less	$7,190	$74	$—	$7,264
Government sponsored entities	2 to 3	1,530	—	(16)	1,514
Corporate debt securities	3 or less	3,561	3	(83)	3,481
Auction rate securities	1 or less	2,500	—	—	2,500

		$14,781	$77	$(99)	$14,759

As of December 31, 2007	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Government sponsored entities	1 to 3	$6,503	$114	—	$6,617
Corporate debt securities	1 to 3	2,639	9	—	2,648
Auction rate securities	1 or less	7,475	—	—	7,475

		$16,617	$123	$—	$16,740

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

We invest our cash in accordance with guidelines which require our investments in marketable securities to meet minimum credit ratings assigned by established credit organizations. We also diversify our investments through specifying maximum investments by instrument type and issuer. It is our policy to invest in instruments that have a final maturity of no longer than three years, with a portfolio weighted average maturity of no longer than 18 months. As of December 31, 2008, there was no longer an active market for auction rate securities. We sold our auction rate securities in January 2009 at par value and, accordingly, set the fair value equal to the sales price given that the investments were sold at no loss shortly after year end. See Note 7 for the related disclosures regarding fair value measurement of our securities available for sale.

Reserves for Doubtful Accounts and Billing Adjustments

Historically, the need to estimate reserves for accounts receivable has been limited to our DIS business. We provide reserves for billing adjustments and doubtful accounts. DIS adjustments and credit memos are normal recurring adjustments to billings that are normally made within the first 90 days subsequent to the performance of service. We review reserves on a quarterly basis and make adjustments based on our historical experience rate and known collectibility issues and disputes. The provision for billing adjustments is charged against DIS revenues and the provision for doubtful accounts is charged to general and administrative expenses. Our risk of material loss is mitigated as we only have a small number of customer accounts that have receivable balances in excess of $100,000.

Inventories

We state inventories at the lower of cost (first-in, first-out) or market (net realizable value). Costs include material, labor and manufacturing overhead costs. We review our inventory balances quarterly for excess or obsolete inventory levels. Except where firm orders are on-hand, we consider production inventory quantities in excess of the next 12 months’ demand as excess and reserve for them at 100% of cost. Service inventory in excess of 36 months demand is likewise reserved at 100% of cost. We establish obsolescence reserves at 100% for obsolete products. We review the reserve quarterly and, if necessary, make adjustments. We rely on historical information to support our reserve and utilize management’s business judgment. Once the inventory is reserved, we do not adjust the reserve balance until the inventory is sold.

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

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

Valuation of Goodwill

On May 1, 2007, we completed the acquisition of substantially all of the assets and liabilities of Ultrascan, Inc. (“Ultrascan”), a provider of ultrasound imaging systems and services to physicians’ offices and hospitals. The acquisition of net assets from Ultrascan resulted in the recording of $2.7 million in goodwill, which represented the excess between the purchase price and the net assets acquired. We review goodwill for impairment on an annual basis during the fourth quarter, as well as when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The provisions of SFAS No. 142 require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of the reporting unit with goodwill to the carrying value of its long-term assets. If the carrying value of the long-term assets exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test, whereby the carrying value of the reporting unit’s goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference would be recorded.

Restructuring

Restructuring costs are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) and are included in loss from operations on our income statement. Restructuring loss for the year ended December 31, 2008 is comprised of losses on the abandonment of property and equipment and assets held for sale, one-time termination benefits for involuntarily terminated employees, and obligations pertaining to abandoned property leases. Losses on property and equipment were recorded consistent with our accounting policy related to long-lived assets, described above. Termination benefits are recorded at the time they are communicated to the affected employees. Losses on property lease obligations are recorded when the lease is abandoned.

Shipping and Handling Fees and Costs

We record all shipping and handling billings to a customer as revenue earned for the goods provided in accordance with the Emerging Issues Task Force (“EITF”) Issue 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping and handling costs are included in cost of revenues and totaled $0.3 million for each of the years ended 2008, 2007 and 2006.

Share-based Payments

We grant options to purchase our common stock and restricted stock units (“RSUs”) to our employees and directors under our equity compensation plans. These options are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). We adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective method. Under this method, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123(R) apply only to awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, is recognized in net loss in the periods after adoption. Prior to the adoption of SFAS No. 123(R), we applied APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, to account for our equity compensation plans as permitted by SFAS No. 123(R). Deferred compensation for stock options granted to employees was determined as the difference between the exercise price and the fair value of our common stock on the date of grant. Those amounts were initially recorded as a component of stockholders’ equity and were amortized, on an accelerated basis, as a non-cash charge to cost of revenues and operations over the vesting period of the options.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

Compensation Costs

Results of operations for the years ended December 31, 2008, 2007 and 2006 include stock-based compensation costs of $0.7 million, $0.9 million, and $1.6 million, respectively. There were no significant modifications to our share-based employee payment plans during the periods presented that resulted in any incremental compensation cost. An insignificant portion of the share-based compensation was capitalized as part of our inventory in 2006. The following is a summary of stock-based compensation costs, by income statement classification (in thousands):

	Years ended December 31,
	2008	2007	2006
The composition of stock-based compensation is as follows:
Cost of DIS revenue	$56	$71	$141
Cost of product revenue	53	49	74
Research and development	47	78	130
Sales and marketing	115	100	279
General and administrative	445	607	942

	$716	$905	$1,566

Valuation

Under SFAS No. 123(R), we estimate the fair value of the stock option awards using the Black-Scholes-Merton option-pricing model on the date of grant. The fair value of RSUs is based on the stock price on the date of grant. The fair value of equity instruments that are expected to vest are recognized using the straight-line method over the requisite service period. The fair value of stock options is derived using the following assumptions, some of which are subjective by nature. The following table summarizes the weighted-average assumptions used in the valuation of stock options during each period:

	Years ended December 31,
	2008	2007	2006
Expected life (in years)	6.0	5.8	6.0
Weighted average volatility	56%	50%	52%
Forfeiture rate	—	16%	18%
Risk-free interest rate	2.8%	4.6%	4.8%
Expected dividend yield	—	—	—

The weighted average expected option term reflects the application of the simplified method as permitted by SEC Staff Accounting Bulletin No. 110, Share-Based Payment (SAB No. 110). The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all options. We utilized this approach as our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term. Expected volatilities are based on historical volatility of our stock. In 2006, we also used the historical volatility of comparable companies to determine the expected volatility of our stock. We estimated the forfeiture rate based on historical data for forfeitures and we are recognizing compensation costs only for those equity awards expected to vest. All options granted in 2008 were subject to monthly vesting, therefore no forfeiture rate was necessary. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

Warranty

We generally provide a 12 month warranty on our gamma cameras. We accrue the estimated cost of this warranty at the time revenue is recorded and charge warranty expense to product cost of revenues. Warranty reserves are established based on historical experience with failure rates and repair costs and the number of systems covered by warranty. Warranty reserves are depleted as gamma cameras are repaired. The costs consist principally of materials, personnel, overhead and transportation. We review warranty reserves quarterly and, if necessary, make adjustments.

The activities in our warranty reserve are as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
Balance at beginning of year	$930	$788	$825
Charges to cost of revenues	1,069	1,747	963
Applied to liability	(1,093)	(1,605)	(1,000)

Balance at end of year	$906	$930	$788

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs for the years ended December 31, 2008, 2007 and 2006 were $0.8 million, $0.7 million and $0.7 million, respectively.

Net Loss Per Share

We calculate net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share (“EPS”) is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as non-vested restricted stock units and options. Common stock equivalents are only included in the calculation of diluted earnings per share when their effect is dilutive.

For the years ended 2008, 2007, and 2006, there is no difference in basic or diluted earnings per share since we generated a net loss in all three years, resulting in all common stock equivalents having no dilutive effect. Potentially dilutive securities totaling 249,000, 349,000, and 412,000 at December 31, 2008, 2007, and 2006, respectively, were excluded from diluted earnings per share because of their anti-dilutive effect.

Recently Issued Accounting Standards

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements, and has been partially deferred for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, which

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

clarifies the application of SFAS 157 in an inactive market. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. The application of SFAS 157 to non-financial assets and liabilities beginning January 1, 2008 did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 7 for the related disclosures regarding fair value measurement of our investments.

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

In December 31, 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”) was issued and is effective for business combinations with an acquisition date subsequent to December 31, 2008. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Also, under SFAS 141(R), transaction costs will no longer be considered part of the fair value of an acquisition, and will be expensed as incurred. We will apply the provisions of SFAS No. 141(R) for future business combinations.

In December 2007, Statement of Financial Accounting Standards No. 160, Reporting of Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”) was issued and is effective for financial statements for fiscal years beginning on or after December 1, 2008, and interim periods within those years. SFAS No. 160 improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way. Additionally, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. As of December 31, 2008, we did not hold any noncontrolling interests in subsidiaries, and will apply the provisions of SFAS No. 160 when we have such noncontrolling interests.

2. Financial Statement Details

The composition of certain balance sheet accounts is as follows (in thousands):

Accounts Receivable

	December 31,
	2008	2007
Accounts receivable	$10,569	$9,515
Less reserves and allowance for doubtful accounts	(1,245)	(979)

	$9,324	$8,536

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

Inventories

	December 31,
	2008	2007
Raw materials	$1,997	$2,433
Work-in-progress	3,056	3,197
Finished goods	520	655

	5,573	6,285
Less reserves for excess and obsolete inventories	(595)	(830)

	$4,978	$5,455

Property and Equipment

	December 31,
	2008	2007
Machinery and equipment	$24,743	$27,789
Computers and software	3,955	3,224
Leasehold improvements	768	769

	29,466	31,782
Less accumulated depreciation and amortization	(16,038)	(15,547)

	$13,428	$16,235

Other Accrued Liabilities

	December 31,
	2008	2007
Radiopharmaceuticals and consumable medical supplies	$507	$571
Professional fees	420	479
Facilities and related costs	400	230
Outside services and consulting	373	338
Travel expenses	229	233
Sales and property taxes payable	197	446
Customer deposits	142	356
Other accrued liabilities	543	632

	$2,811	$3,285

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

3. Commitments and Contingencies

Leases

We lease our facilities under non-cancelable operating leases that predominantly expire through 2013. Rent expense was $1.4 million (including common area charges) for the years ended December 31, 2008, 2007 and 2006. Annual future minimum lease payments as of December 31, 2008 are as follows (in thousands):

Operating Leases
2009	1,369
2010	621
2011	387
2012	291
2013	163
Thereafter	6

Total minimum lease payments	$2,837

Acquisition

On May 1, 2007, we completed the acquisition of substantially all of the assets and liabilities of Ultrascan, Inc. (“Ultrascan”), a provider of ultrasound imaging systems and services to physicians’ offices and hospitals, in exchange for cash consideration of $7.2 million, the assumption of debt obligations totaling $1.5 million (which were repaid at the closing of the acquisition), and direct transaction costs of $0.1 million. Additional consideration, payable in cash and common stock, of up to $3.9 million may be payable to the seller, or its designees, in the event that certain financial milestones are achieved over a four year period commencing on the date of the acquisition. The additional consideration will be added to goodwill if and when it is earned subject to impairment consideration.

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

Legal Matters

In the normal course of business, we have been and will likely continue to be subject to litigation or administrative proceedings incidental to our business, such as claims related to customer disputes, employment practices, wage and hour disputes, product liability, professional liability, commercial disputes, licensure restrictions or denials, and warranty or patent infringement. Responding to litigation or administrative proceedings, regardless of whether they have merit, can be expensive and disruptive to normal business operations. As litigation and the administrative proceedings are inherently uncertain, we cannot predict the outcome of such matters. While the ultimate outcome of litigation is always uncertain, we do not believe that it will have a material adverse effect on our business or financial results.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

4. Intangible Assets

Our intangible assets are comprised of customer relationships, covenants not to compete, as well as patents and trademarks. Customer relationships and covenants not to compete were recorded as a result of the acquisition of net assets from Ultrascan in May 2007, and have been recorded within the DIS segment since the date of the acquisition along with the related amortization expense. All patents and trademarks, as well as their related amortization and impairment expense, are recorded within the Product segment. The carrying value of other intangible assets as of December 31, 2008 and 2007 is comprised of the following (in thousands):

	December 31, 2008
	Weighted Average Estimated Useful Life (years)	Gross Amount	Accumulated Amortization	Net Book Value
Intangibles subject to amortization:
Customer relationships	7	$2,600	$1,083	$1,517
Covenants not to compete	5	300	100	200
Patents	15	165	49	116

Total intangible assets:	7	$3,065	$1,232	$1,833

	December 31, 2007
	Weighted Average Estimated Useful Life (years)	Gross Amount	Accumulated Amortization	Net Book Value
Intangibles subject to amortization:
Customer relationships	7	$2,600	$453	$2,147
Covenants not to compete	5	300	40	260
Patents and trademarks	15	332	108	224

Total intangible assets:	7	$3,232	$601	$2,631

As a result of our annual impairment analysis, we recorded an impairment loss of $0.1 million related to patents and trademarks no longer utilized in currently marketed products. For the year ended December 31, 2007, we recorded an impairment loss of $0.2 million related to patents and trademarks that were registered in Europe and Asia, where we stopped marketing our products. No impairment charges were considered necessary for the remaining intangible assets. The impairment losses for the years ended December 31, 2008 and 2007 are included in general and administrative expenses in the income statement. No impairment charges were recorded in 2006.

The aggregate amortization expense related to intangible assets with finite lives was $0.7 million and $0.5 million for the years ended December 31, 2008 and 2007, respectively. Amortization expense was insignificant in 2006. Estimated future amortization expense related to intangible assets with finite lives at December 31, 2008 is as follows:

In Thousands
2009	$580
2010	429
2011	334
2012	236
2013	166
Thereafter	88

Total	$1,833

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

5. Goodwill

Goodwill has been recorded within a reporting unit of our DIS segment since the acquisition of net assets from Ultrascan. As a result of our annual impairment test during the fourth quarter of 2008, we recorded a $2.5 million impairment loss. We determined the implied fair value utilizing the discounted cash flow method under the income approach as well as the market approach, and engaged a third party specialist to assist us in our valuation. Under the income approach, we derived the fair value based on the present value of estimated future cash flows, which were based on historical data and assumptions pertaining to the market. Under the market-based approach, we derived the fair value based on revenue and earnings multiples of comparable publicly-traded peer companies.

The carrying value of goodwill as of December 31, 2008 and 2007 is comprised of the following (in thousands):

Goodwill
Balance as of December 31, 2006	$—
Additions in connection with acquisition (Note 3)	2,650

Balance as of December 31, 2007	2,650
Impairment loss	(2,466)

Balance as of December 31, 2008	$184

6. Restructuring and Assets Held for Sale

On December 23, 2008, the board of directors approved restructuring initiatives in order to enhance company profitability. The initiatives include plans to sell, close, and consolidate certain underperforming DIS hub locations during the first quarter of 2009 in order to focus on hub locations that benefit from our Centers of Influence model. These sales and closures involve the sale or abandonment of property and equipment and staff reductions at the hub locations impacted by the restructuring plans, as well as the reduction of certain management positions. We expect to complete these efforts in 2009. Restructuring costs are recorded in accordance with SFAS No. 146 and are included in loss from operations within the DIS business segment.

Restructuring loss for the year ended December 31, 2008 is comprised of the following (in thousands):

	2008 Charges	Cash Payments	Non-cash Charges	Liability as of December 31, 2008	Total costs incurred as of December 31, 2008	Total expected costs as of December 31, 2008
Restructuring charges:
Loss on property and equipment	$997	$(11)	$(986)	$—	$997	$997
Severance	262	(59)	—	203	262	328
Lease obligations	39	—	—	39	39	174
Other	10	—	—	10	10	10

Total restructuring charges	$1,308	$(70)	$(986)	$252	$1,308	$1,509

Property and equipment held at the hub locations impacted by the restructuring plan have been impaired, disposed of, or reclassified as held for sale. Losses on these assets were recognized based on the difference between the book values and the estimated fair values as of December 31, 2008. The $1.0 million loss on property and equipment consists of a $0.5 million impairment charge related to assets to be abandoned during the

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

first quarter of 2009, a $0.4 million loss on abandoned assets during the fourth quarter of 2008, and a $0.1 million impairment charge related to assets that were reclassified as held for sale. Fair values were derived based on anticipated cash inflows generated from the sale or use of the assets.

Severance costs are recorded at the time they are communicated to the affected employees. For the year ended December 31, 2008, we incurred severance costs of $0.3 million, and anticipate additional severance costs to be incurred in the first quarter of 2009. Losses pertaining to leased property at the hub locations impacted by the restructuring plan are recorded when the lease is abandoned. We anticipate that we will incur losses of $0.2 million pertaining to such leases.

7. Investments

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

We measure available-for-sale securities at fair value on a recurring basis. All securities are short-term in nature and are presented as current assets on the balance sheet. The fair values of these securities were determined using the following inputs at December 31, 2008 (in thousands):

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. treasury securities	$7,264	$7,264	$—	$—
Government sponsored entities	1,514	—	1,514	—
Corporate debt securities	3,481	—	3,481	—
Auction rate securities	2,500	—	—	2,500

Total available-for-sale securities:	$14,759	$7,264	$4,995	$2,500

Our investments in U.S. treasury securities were valued based on quoted prices for identical securities as of December 31, 2008. Quoted prices for identical treasury securities are publicly available. Our investments in government sponsored entities and corporate debt securities were valued by a third party pricing vendor using proprietary valuation models and analytical tools. The inputs to these models related to similar instruments and were both objective and publicly available.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

Auction rate securities are investment vehicles with long-term or perpetual maturities that pay interest monthly at rates set through a monthly auction process. These auctions ceased to occur in February 2008 due to insufficient investor demand, and were valued using significant unobservable inputs (“level 3”) through the year. In early January 2009, we were able to sell our auction rate securities at par value. Due to the realization of these securities at no loss so shortly after December 31, 2008, we did not perform a fair value analysis of these securities as of December 31, 2008, instead electing to record them at their realized value. We have classified these securities as current assets in our balance sheet at December 31, 2008.

8. Stockholders’ Equity

Stock Options and Restricted Stock Units

At December 31, 2008, we have one stock option plan (the “2004 Plan”) under which stock options and restricted stock units (“RSUs”) may be granted to employees and non-employee members of our Board of Directors. Terms of any equity instruments granted under the 2004 Plan are approved by the Board of Directors. Stock options typically vest over four years and have a contractual term of 10 years. RSUs generally vest over one year.

Under the 2004 Plan, we are authorized to issue an aggregate of 2,400,000 shares of common stock. The number of shares reserved for issuance under the 2004 Plan is subject to increase by any shares under the 1998 Stock Option/Stock Issuance Plan (the “1998 Plan”) that are forfeited, expire or are cancelled up to a maximum of 1,500,000 shares. As of December 31, 2008, the number of shares reserved for issuance under the 2004 Plan was increased by 313,000 shares due to forfeited, expired and cancelled shares under the 1998 Plan.

Prior to the completion of our initial public offering in June 2004, we were authorized to issue options under our 1991 Stock Option Program, 1997 Stock Option/Stock Issuance Plan and 1998 Stock Option/Stock Issuance Plan; however, no additional awards may now be made under such plans.

The following table summarizes option activity under the stock option plans (in thousands, except per share amounts):

	Shares	Weighted average exercise price	Average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2007	2,456	$4.69
Granted	845	$1.69
Exercised	(13)	$0.49
Forfeited or expired	(532)	$4.51

Outstanding at December 31, 2008	2,756	$3.82	6.40	$27

Vested or expected to vest at December 31, 2008	2,756	$3.82	6.40	$27
Exercisable at December 31, 2008	1,822	$4.66	5.01	$27

	2008	2007	2006
Weighted average grant-date fair value of options granted	$0.91	$2.28	$2.22
Aggregate intrinsic value of options exercised	$17	$421	$329
Weighted average fair value of shares vested	$2.49	$2.95	$2.39

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

A summary of the status of our nonvested options as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below (in thousands, except per share amounts):

	Shares	Weighted average grant-date fair value
Nonvested outstanding at December 31, 2007	859	$2.52
Granted	845	$0.91
Forfeited or expired	(332)	$2.13
Vested	(438)	$2.49

Nonvested outstanding at December 31, 2008	934	$1.21

A summary of the status of our nonvested RSUs as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below (in thousands, except per share amounts):

	Shares	Weighted average grant-date fair value
Nonvested outstanding at December 31, 2007	—	$—
Granted	89	$2.71
Vested	(59)	$2.71

Nonvested outstanding at December 31, 2008	30	$2.71

Vested or expected to vest at December 31, 2008	89	$2.71

As of December 31, 2008, $1.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our various plans is expected to be recognized over a weighted-average period of 1.8 years. Cash received from option exercises for the years ended December 31, 2008, 2007, and 2006 was $6,000, $66,000, and $43,000, respectively. Because of our net operating losses, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three years ended December 31, 2008.

Common Shares Reserved for Issuance

The following table summarizes common shares reserved for future issuance at December 31, 2008 (in thousands):

Stock options outstanding	2,756
Restricted stock units outstanding	89
Equity instruments available for future grant	422

Total common shares reserved for issuance	3,267

9. Income Taxes

As of December 31, 2008, we had Federal and state income tax net operating loss carry forwards of $88.1 million and $44.9 million, respectively. Federal loss carry forwards do not begin expiring until 2011, unless previously utilized. No material state loss carry forwards will expire until 2012, unless previously utilized. We also have Federal and California research and other credit carry forwards of approximately $1.8 million and $1.8 million, respectively. Material Federal credits do not begin expiring until 2012, unless previously utilized. The

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

California research credits have no expiration. Pursuant to Internal Revenue Code Sections 382 and 383, use of our net operating loss and credit carry forwards may be limited because of a cumulative change in ownership greater than 50% which may have occurred or which may occur in the future. A valuation allowance has been recognized to offset the deferred tax assets, as realization of such assets has not met the “more likely than not” threshold required under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS No. 109”).

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$32,830	$31,055
Research and development and other credits	3,278	3,389
Reserves	1,215	1,807
Other, net	4,004	2,449

Total deferred tax assets	41,327	38,700
Deferred tax liabilities—depreciation	(862)	(1,232)
Reserve for uncertain tax positions	(1,451)	(1,509)
Valuation allowance for deferred tax assets	(39,014)	(35,959)

Net deferred tax assets	$—	$—

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. The Company recorded a cumulative change of $1.2 million which was recorded as a decrease to deferred tax assets and a corresponding reduction to the valuation allowance. The following table summarized the activity related to our unrecognized tax benefits:

Balance at January 1, 2008	$1,509
Increases related to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	(12)

Balance at December 31, 2008	$1,497

Included in the unrecognized tax benefits of $1.5 million at December 31, 2008 was $1.2 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2004; however, our net operating loss carryforward and research credit carryforwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2008.

10. Employee Retirement Plan

We have a 401(k) retirement plan (the “Plan”), under which all full-time employees may contribute up to 100% of their annual salary, within IRS limits. We may make discretionary contributions to the Plan and contributions totaled $0.2 million for each of the years ended 2008, 2007 and 2006.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

11. Segments

Our reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the operating income (loss) contributed by each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

	Years ended December 31,
Segment data in thousands	2008	2007	2006
Gross profit by segment:
DIS	$11,507	$12,920	$11,940
Product	8,564	7,598	7,119

Consolidated gross profit	$20,071	$20,518	$19,059

Income (loss) from operations by segment:
DIS	$(8,357)	$(562)	$(4,292)
Product	733	(2,279)	(3,932)

Consolidated loss from operations	$(7,624)	$(2,841)	$(8,224)

Depreciation, amortization:
DIS	$5,433	$4,024	$3,462
Product	890	1,111	1,128

Consolidated total	$6,323	$5,135	$4,590

	As of December 31,
	2008	2007
Identifiable assets by segment:
DIS	$23,881	$28,127
Product	37,314	40,888

Consolidated assets	$61,195	$69,015

Goodwill by segment:
DIS	$184	$2,650
Product	—	—

Consolidated goodwill	$184	$2,650

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

12. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2008 and 2007 are as follows (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2008
Revenues	$18,271	$19,897	$20,203	$21,987
Gross profit	$4,413	$4,555	$4,823	$6,280
Loss from operations	$(1,699)	$(1,414)	$(981)	$(3,530)
Net loss	$(1,395)	$(1,156)	$(869)	$(3,445)
Net loss per common share—basic and diluted	$(0.07)	$(0.06)	$(0.05)	$(0.18)

Fiscal 2007
Revenues	$17,538	$18,812	$18,774	$18,823
Gross profit	$5,442	$5,810	$4,774	$4,492
Loss from operations	$(416)	$(140)	$(972)	$(1,313)
Net income (loss)	$74	$238	$(588)	$(1,100)
Net income (loss) per common share—basic and diluted (1)	$—	$0.01	$(0.03)	$(0.06)

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

13. Subsequent event

On February 4, 2009, our board of directors authorized a stock buyback program to repurchase up to an aggregate of $2.0 million of our issued and outstanding common shares. The timing of stock repurchases and the number of shares of common stock to be repurchased will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934. The timing and extent of the repurchase will depend upon market conditions, applicable legal and contractual requirements, and other factors.