Form 10-Q
period 2009-03-31
DIGIRAD CORP
filed 2009-04-30
CIK 707388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

As of April 14, 2009, the registrant had 18,953,937 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Digirad Corporation

Consolidated Balance Sheets

(In thousands, except par value amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,327	$13,525
Securities available-for-sale	12,781	14,759
Accounts receivable, net	9,801	9,324
Inventories, net	6,355	4,978
Property and equipment held for sale	—	1,122
Other current assets	1,702	1,982

Total current assets	45,966	45,690
Property and equipment, net	12,548	13,428
Intangible assets, net	1,663	1,833
Goodwill	184	184
Restricted cash	60	60

Total assets	$60,421	$61,195

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,571	$2,197
Accrued compensation	2,737	3,457
Accrued warranty	809	906
Deferred revenue	2,481	2,723
Other accrued liabilities	2,786	2,811

Total current liabilities	11,384	12,094
Deferred rent	112	142

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized at March 31, 2009 and December 31, 2008; no shares issued or outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value: 80,000 shares authorized at March 31, 2009 and December 31, 2008; 18,943 and 18,944 shares issued and outstanding (net of treasury shares) at March 31, 2009 and December 31, 2008, respectively	2	2
Less: Treasury stock, at cost; 11 shares at March 31, 2009 and no shares at December 31, 2008	(11)	—
Additional paid-in capital	153,396	153,225
Accumulated other comprehensive loss	(260)	(22)
Accumulated deficit	(104,202)	(104,246)

Total stockholders’ equity	48,925	48,959

Total liabilities and stockholders’ equity	$60,421	$61,195

See accompanying notes.

Digirad Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenues:
DIS	$13,851	$13,854
Product	3,859	4,417

Total revenues	17,710	18,271
Cost of revenues:
DIS	10,194	10,912
Product	2,407	2,946

Total cost of revenues	12,601	13,858

Gross profit	5,109	4,413
Operating expenses:
Research and development	772	644
Sales and marketing	1,708	2,119
General and administrative	2,409	3,159
Amortization of intangible assets	170	190
Restructuring loss	145	—

Total operating expenses	5,204	6,112

Loss from operations	(95)	(1,699)
Other income (expense):
Interest income	103	314
Interest expense	(3)	(8)
Other income (expense)	39	(2)

Total other income	139	304

Net income (loss)	$44	$(1,395)

Net income (loss) per common share – basic and diluted	$0.00	$(0.07)

Weighted average shares outstanding – basic	19,017	18,931

Weighted average shares outstanding – diluted	19,172	18,931

See accompanying notes.

Digirad Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2009	2008
Operating activities
Net income (loss)	$44	$(1,395)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	1,261	1,372
Amortization of intangible assets	170	190
Provision for bad debts	127	106
Stock-based compensation	165	180
Restructuring loss	145	—
(Gain) loss on disposal of assets	(40)	16
Amortization of premium on securities available-for-sale	111	14
Changes in operating assets and liabilities:
Accounts receivable	(603)	(1,342)
Inventories	(1,377)	(350)
Other assets	280	(347)
Accounts payable	373	(2)
Accrued compensation	(687)	(704)
Other accrued liabilities	(546)	(338)

Net cash used by operating activities	(577)	(2,600)
Investing activities
Purchases of property and equipment	(125)	(2,606)
Proceeds from sale of property and equipment	898	—
Purchases of securities available-for-sale	(3,871)	(2,560)
Maturities of securities available-for-sale	5,500	8,515

Net cash provided by investing activities	2,402	3,349
Financing activities
Purchases of treasury stock	(11)	—
Issuances of common stock	5	—
Repayment of obligations under capital leases	(17)	(103)

Net cash used by financing activities	(23)	(103)

Net increase in cash and cash equivalents	1,802	646
Cash and cash equivalents at beginning of period	13,525	14,922

Cash and cash equivalents at end of period	$15,327	$15,568

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire year. For further information, see our financial statements and related disclosures thereto for the year ended December 31, 2008 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2009.

Net Income (Loss) Per Share

We calculate net income (loss) per share in accordance with the Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). SFAS 128 requires presentation of “basic” and “diluted” earnings per share. Basic earnings per share (“EPS”) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as stock options and non-vested restricted stock units. Common stock equivalents are only included in the calculation of diluted earnings per share when their effect is dilutive. The following table sets forth the computation and diluted net income per share for the three months ended March 31, 2009 and 2008 (in thousands, except per share amounts):

	Three months ended March 31,
	2009	2008
Net income (loss)	$44	$(1,395)

Shares used to compute basic net income (loss) per share	19,017	18,931
Dilutive potential common shares: stock options and restricted stock units	155	—

Shares used to compute diluted net income (loss) income per share	19,172	18,931

Basic and diluted net income (loss) per share	$0.00	$(0.07)

Comprehensive Loss

Comprehensive loss consists of the following components (in thousands):

	Three months ended March 31,
	2009	2008
Net income (loss), as reported	$44	$(1,395)
Unrealized gains (losses) on marketable securities	(238)	32

Comprehensive loss	$(194)	$(1,363)

New Accounting Pronouncements

On January 1, 2009, we adopted FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”) and other U.S. generally accepted accounting principles. The application of FSP FAS 142-3 did not have a material impact on our consolidated financial position, results of operations or cash flows.

On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160, Reporting of Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way. Additionally, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. As of March 31, 2009, we did not hold any noncontrolling interests in subsidiaries, and will apply the provisions of SFAS No. 160 when we have such noncontrolling interests.

On December 31, 2007, SFAS 141(R) was issued and is effective for business combinations with an acquisition date subsequent to December 31, 2008. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Also, under SFAS 141(R), transaction costs will no longer be considered part of the fair value of an acquisition and will be expensed as incurred. We will apply the provisions of SFAS No. 141(R) for future business combinations.

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements. In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, which clarifies the application of SFAS 157 in an inactive market. The adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 3 for the related disclosures regarding fair value measurement of our investments.

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

2. Financial Statement Details

Accounts receivable consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Accounts receivable.	$11,043	$10,569
Less reserves and allowance for doubtful accounts	(1,242)	(1,245)

	$9,801	$9,324

Inventories consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$2,527	$1,997
Work-in-process	3,423	3,056
Finished goods	980	520

	6,930	5,573
Less reserves for excess and obsolete inventories	(575)	(595)

	$6,355	$4,978

Property and equipment consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Machinery and equipment	$23,924	$24,743
Computers and software	3,925	3,955
Leasehold improvements	951	768

	28,800	29,466
Less accumulated depreciation and amortization	(16,252)	(16,038)

	$12,548	$13,428

Other accrued liabilities consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Radiopharmaceuticals and consumable medical supplies	$729	$507
Professional fees	271	420
Sales and property taxes payable	206	197
Outside services and consulting	321	373
Facilities and related costs	399	400
Travel expenses	238	229
Customer deposits	201	142
Other accrued liabilities	421	543

	$2,786	$2,811

3. Investments

We measure available-for-sale securities at fair value on a recurring basis in accordance with SFAS 157, Fair Value Measurements. Under SFAS 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. These levels, in order of highest priority to lowest priority, are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

The fair values of our available-for-sale securities were determined using the following inputs (in thousands):

		Fair Value Measurements at March 31, 2009 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. treasury securities	$5,185	$5,185	$—	$—
Government sponsored entities	1,552	—	1,552	—
Corporate debt securities	6,044	—	6,044	—

Total available-for-sale securities:	$12,781	$5,185	$7,596	$—

Our investments in U.S. treasury securities were valued based on quoted prices for identical securities as of March 31, 2009. Quoted prices for identical treasury securities are publicly available. Our investments in government sponsored entities and corporate debt securities were valued by a third party pricing vendor using proprietary valuation models and analytical tools. The inputs to these models related to similar instruments and were both objective and publicly available. At December 31, 2008, we owned auction rate securities that were valued using significant unobservable inputs (“level 3”) through the year. We sold these securities during the quarter ended March 31, 2009.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2009
	Gross Amount	Accumulated Amortization	Net Book Value
Intangibles subject to amortization:
Customer relationships	$2,600	$1,234	$1,366
Covenants not to compete	300	115	185
Patents	165	53	112

Total intangibles assets:	$3,065	$1,402	$1,663

	December 31, 2008
	Gross Amount	Accumulated Amortization	Net Book Value
Intangibles subject to amortization:
Customer relationships	$2,600	$1,083	$1,517
Covenants not to compete	300	100	200
Patents	165	49	116

Total intangible assets:	$3,065	$1,232	$1,833

All patents and their related amortization are recorded within the Product segment. All other intangible assets and their related amortization expense as well as goodwill are recorded within the DIS segment. The aggregate amortization expense related to intangible assets with finite lives for the quarters ended March 31, 2009 and 2008 was $0.2 million. Estimated future amortization expense related to intangible assets with finite lives at March 31, 2009 is as follows:

In Thousands
2009 (remaining 9 months)	$410
2010	429
2011	334
2012	236
2013	166
Thereafter	88

Total	$1,663

5. Warranty

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

	Three months ended March 31,
	2009	2008
Balance at beginning of period	$906	$930
Charges to cost of revenues	143	156
Applied to liability	(240)	(301)

Balance at end of period	$809	$785

6. Restructuring

In response to continued operating losses within our DIS business segment, management initiated a realignment of our imaging business in the fourth quarter of 2008. The realignment included the sale or closure of underperforming DIS hub locations in order to allow us to better focus on hub locations that benefit from our Centers of Influence marketing model. These sales and closures involve the sale or abandonment of property and equipment and staff reductions at the hub locations impacted by the restructuring plans, as well as the reduction of certain management positions.

Restructuring activity through March 31, 2009 is comprised of the following (in thousands):

	Liability as of December 31, 2008	2009 Charges	Cash Payments	Non-cash Settlements	Liability as of March 31, 2009	Total costs incurred as of March 31, 2009	Total expected costs as of March 31, 2009
Restructuring charges:
Loss on property and equipment	$—	$22	$(14)	$(8)	$—	$1,019	$1,019
Severance	203	47	(145)	(80)	25	309	350
Lease obligations	39	76	(7)	—	108	115	130
Other	10	—	(10)	—	—	10	10

Total restructuring charges	$252	$145	$(176)	$(88)	$133	$1,453	$1,509

Restructuring activities are recorded in accordance with SFAS No. 146 and are included in the income (loss) from operations within our DIS business segment. The majority of the losses pertained to property and equipment that were sold or disposed of in the quarters ended March 31, 2009 and December 31, 2008. Severance costs are recorded at the time they are communicated to the affected employees. Losses on leased property at the hub locations are recorded when the lease is abandoned. Our restructuring plan was substantially completed by March 31, 2009.

7. Stock-Based Compensation

We have one stock option plan under which stock options and restricted stock units are granted to our employees and non-employee directors. Stock options granted under this plan generally vest over four years and have a contractual term of ten years from the date of grant. Prior to June 2004, we were authorized to issue options under various other option plans and programs; however, no additional awards may now be made under such plans. Following is a summary of stock-based compensation costs by income statement classification (in thousands):

	Three months ended March 31,
	2009	2008
Cost of DIS revenue	$8	$17
Cost of product revenue	14	11
Research and development	9	13
Sales and marketing	25	24
General and administrative	109	115

Total stock-based compensation	$165	$180

8. Segments

Our reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the operating income contributed by each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K.

Segment results are as follows (in thousands):

	Three months ended March 31,
	2009	2008
Gross profit by segment:
DIS	$3,657	$2,942
Product	1,452	1,471

Consolidated gross profit	$5,109	$4,413

Income (loss) from operations by segment:
DIS	$287	$(1,271)
Product	(382)	(428)

Consolidated loss from operations	$(95)	$(1,699)

Depreciation, and amortization of intangible assets by segment:
DIS	$1,281	$1,330
Product	150	232

Consolidated depreciation and amortization	$1,431	$1,562

	As of March 31,
	2009	2008
Identifiable assets by segment:
DIS	$23,470	$29,860
Product	36,951	36,866

Consolidated assets	$60,421	$66,726

9. Income Taxes

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

As of December 31, 2008, we had unrecognized tax benefits of approximately $1.5 million. There has been no significant change in unrecognized tax benefits through March 31, 2009. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2003; however, our net operating loss and research credit carry-forwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of March 31, 2009.

10. Commitments and Contingencies

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

Stock Repurchase Program

On February 4, 2009, our board of directors authorized a stock buyback program to repurchase up to an aggregate of $2.0 million of our issued and outstanding common shares. The timing of stock repurchases and the number of shares of common stock to be repurchased are in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The timing and extent of the repurchase depends upon market conditions, applicable legal and contractual requirements, and other factors. During the three months ended March 31, 2009, we repurchased 11,000 shares of our common stock at a cost totaling $11,000.

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

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q, and the audited financial statements and notes thereto as of and for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2009. Operating results are not necessarily indicative of results that may occur in future periods.

This report contains various forward-looking statements regarding our business, financial condition, results of operations and future plans and projects. Forward-looking statements discuss matters that are not historical facts and can be identified by the use of words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would” or similar expressions. In this report, for example, we make forward-looking statements regarding, among other things, the efficacy of our centers of influence model, our expectations about the rate of revenue growth in specific business segments and the reasons for that growth and our profitability, our expectations regarding an increase in sales, strategic traction and sales and marketing spending, uncertainties relating to our ability to compete, uncertainties relating to our ability to increase our market share, changes in coverage and reimbursement policies of third-party payors and the effect on our ability to sell our products and services, and our ability to timely develop new products or services that will be accepted by the market. Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future, but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

We generate revenues within two primary operating segments: our personnel and equipment leasing service business (Digirad Imaging Solutions, or “DIS”) and our Product segment. Through DIS, we offer a comprehensive personnel and equipment leasing services program as an alternative to purchasing a gamma camera or ultrasound machine for physicians who wish to perform nuclear imaging, echocardiography, vascular ultrasound, or any combination of these procedures in their offices by leasing the imaging system, certified personnel and other support required to perform imaging in the physician’s office. The flexibility of our products and our DIS leasing service allows physicians more control over the diagnosis and treatment of their patients in their offices and to retain revenue from procedures they would otherwise refer elsewhere. DIS leasing services are primarily provided to cardiologists and internists who enter into annual contracts for personnel and equipment services delivered on a per-day basis. Our typical lease contracts provide service coverage ranging from once per month to five times per week. We experience some seasonality in our DIS business related to summer vacations, holidays and inclement weather, which historically has most negatively affected our third quarter. Our product revenue results primarily from selling solid-state gamma cameras and from the sale of camera maintenance contracts. We sell our imaging systems to physician offices, hospitals, and imaging centers primarily in the United States, although we have sold a small number of imaging systems internationally.

Our Market

The target market for our products and services is comprised of approximately 26,000 cardiologists, 130,000 internists and family practitioners, and hospitals in the United States that perform or could perform nuclear cardiac and ultrasound procedures. As of March 31, 2009, we have provided imaging services through DIS to more than 900 physicians and physician groups. We have sold 625 cameras through our Product segment. More than half of our DIS nuclear and ultrasound imaging customers are internists or other primary care practitioners, and the remainder are cardiologists. We believe our market has been negatively affected by declining reimbursements from Medicare and Medicaid programs, pricing pressures, and continuing efforts by some third party payors to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications, or disallowing reimbursement if imaging is performed with portable or leased cameras. We expect each of these trends to continue.

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

Beginning in 2007, we implemented a sales approach in our DIS business which is based on formalized co-marketing agreements with prominent academic or regional medical Centers of Influence (COI). Our COI strategy pairs an influential medical institution with community-based physicians in an effort to extend quality diagnostic capabilities to their patients, with an expected result of improved patient care. We expect our COI strategy to be the key driver behind our effort to expand our share of the nuclear and ultrasound imaging services provided in the geographies in which we operate during 2009. In the Product segment, we were able to attain profitability in 2008 for the first time in our history as a result of revenue growth and lower costs from outsourcing and other cost control initiatives. We also increased sales through an expanded dealer network and a more experienced direct sales team. Despite these factors, we sold fewer cameras in the first quarter of 2009 than in the first quarter of 2008 as our customers were impacted by the slowing economy, which we expect to continue.

Our primary focus for 2009 is to improve both our profitability and our cash flow results. To this end, we initiated a restructuring plan during the fourth quarter of 2008 to create greater efficiency in DIS by selling or closing underperforming locations. This, combined with flattening the management structure, is expected to result in a more profitable core DIS footprint that can be leveraged with our COI strategy. In our Product segment, we plan to invest in our technology platform designed to attract new customer segments. In the short-term, we believe we can build on 2008 achievements by introducing new products targeted specifically at the larger physician practices and hospital market segments. These initiatives are intended to drive us towards consistent profitability and cash flow.

Financial Highlights

Our consolidated revenues were $17.7 million during the three months ended March 31, 2009 (“2009”), which represented a decrease of $0.6 million, or 3.1%, over the comparable prior year period (“2008”) due to a decrease in revenue of our Product segment. DIS revenue was unchanged from prior year, while product revenues decreased $0.6 million, or 12.6%, as economic factors contributed to a decline in the number of cameras sold from 11 cameras in the first quarter of 2008 to 9 cameras in the first quarter of 2009, and a decline in average sales prices as our product sales mix was represented by a larger number of refurbished cameras. The decline in our camera sales revenues was partially mitigated by a 13.5% first quarter 2009 increase in maintenance contract revenues compared to the first quarter of 2008. In addition, we experienced low product bookings in the first quarter 2009 compared to historical levels. Our consolidated net income for the three months ended March 31, 2009 was $44,000, compared to a net loss of $1.4 million during the same period in 2008. The improvement in our operating results was due to increased DIS segment gross profits and a reduction in our operating expenses which were primarily achieved through the flattening of the management structure and other restructuring initiatives implemented by us in the fourth quarter of 2008.

Our DIS business currently operates in 18 states and the District of Columbia. In 2009, DIS operated 86 nuclear gamma cameras and 68 ultrasound imaging systems, compared to 90 nuclear gamma cameras and 53 ultrasound imaging systems in the first quarter of 2008. We are seeking to improve our overall profitability through more efficient utilization of our fleet of gamma cameras and ultrasound machines. We measure efficiency by tracking system utilization, which is measured based on the percentage of days that our nuclear and ultrasound imaging machines are used to deliver services to customers out of the total number of days that they are available to deliver such services. System utilization decreased to 62% in 2009, compared to 64% for 2008.

Results of Operations

The following table sets forth our results from operations, expressed as percentages of revenues for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
Revenues:
DIS	78.2%	75.8%
Product	21.8	24.2

Total revenues	100.0	100.0
Total cost of revenues	71.2	75.8

Gross profit	28.8	24.2
Operating expenses:
Research and development	4.4	3.5
Sales and marketing	9.6	11.6
General and administrative	13.5	17.4
Amortization of intangible assets	1.0	1.0
Restructuring loss	0.8	—

Total operating expenses	29.3	33.5

Loss from operations	(0.5)	(9.3)
Other income	0.7	1.7

Net (loss) income	0.2%	(7.6)%

Comparison of Three Months Ended March 31, 2009 and 2008

Revenues

Consolidated. Consolidated revenue was $17.7 million for 2009, which represents a decrease of $0.6 million, or 3.1%, compared to 2008, as a result of lower product revenues. DIS revenue accounted for 78.2% of total revenues for 2009, compared to 75.8% for 2008. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue in future periods.

DIS. Our DIS revenue was $13.9 million for 2009, which was unchanged from the prior year quarter.

Product. Our product revenue was $3.9 million for 2009, which represents a decrease of $0.6 million, or 12.6%, compared to the prior year quarter. The decrease in revenue resulted from fewer gamma camera sales and the lowering of average sales prices as our product sales mix was represented by a larger number of refurbished cameras. We believe that the decrease in gamma camera sales is due to the slowing economy, the reduction in available credit for potential buyers, and continued pressure on healthcare imaging reimbursement rates. The decrease in revenue from the sale of fewer gamma cameras was partially offset by a 13.5% increase in maintenance contract revenues.

Gross Profit

Consolidated. Consolidated gross profit was $5.1 million for 2009, representing an increase of $0.7 million, or 15.8%, compared to the prior year quarter. The increase in consolidated gross profit is principally the result of the realignment of our DIS segment initiated in the fourth quarter of 2008. Consolidated gross profit as a percentage of revenue increased to 28.8% for 2009 from 24.2% for 2008.

DIS. Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with the provision of services. Cost of DIS revenue was $10.2 million for 2009, representing a decrease of $0.7 million, or 6.6%, compared to the prior year quarter. The decrease in cost of DIS revenue is primarily a result of decreased labor, radiopharmaceutical, and depreciation costs. DIS gross profit was $3.7 million for 2009, which represents an increase of $0.7 million, or 24.3%. DIS gross profit as a percentage of revenue increased to 26.4% for 2009 from 21.2% for 2008. The improvement in operational performance is primarily associated with the realignment of the segment, which included the sale or closure of underperforming DIS hub locations.

Product. Cost of Product revenue primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Cost of goods sold for the Product segment was $2.4 million for 2009, representing a decrease of $0.5 million, or 18.3%, compared to the prior year quarter due to the decrease in gamma camera sales activity. Product gross profit was unchanged from the prior year at $1.5 million. Product gross profit as a percentage of revenue increased to 37.6% for 2009 from 33.3% for 2008 due to the change in the relative mix of camera and maintenance contract revenues.

Operating Expenses

Research and Development. Research and development expenses consist primarily of costs associated with the design, development and enhancement of our products. We continue to invest in research and development with a focus on product cost reduction and reliability initiatives and innovation programs as we seek to improve our existing technology. Research and development primarily consists of salaries, development material costs, facility and overhead costs, consulting fees, and non-recurring engineering costs. Research and development expenses were $0.8 million for 2009, which represents an increase of $0.1 million, or 19.9%, compared to the prior year quarter. The increase in research and development expenses was primarily attributable to higher personnel costs. Research and development expenses were 20.0% of product revenue for 2009 compared to 14.6% in 2008. We plan to invest further in our technology platform to attract new customer segments.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and trade show costs. Sales and marketing expenses were $1.7 million for 2009, representing a decrease of $0.4 million, or 19.4%, compared to the prior year quarter, principally as a result of lower personnel costs. Sales and marketing expenses were 9.6% of total revenue for 2009 compared to 11.6% for 2008.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for finance, accounting, human resources and executive personnel, legal related costs, professional fees, outside services, and insurance. General and administrative expenses were $2.4 million for 2009, representing a decrease of $0.8 million or 23.7%, compared to the prior year quarter, principally as a result of lower personnel costs. General and administrative expenses were 13.5% of total revenue for 2009 compared to 17.4% for 2008.

Other Income

Other income consists primarily of interest income, net of interest and other expenses. The decrease in other income reflects both decreasing market yields and the lower levels of average cash and investments balances in 2009 compared to 2008.

Net Income (Loss)

Our net income was $44,000 for 2009 compared to a net loss of $1.4 million for 2008, primarily as a result of increased DIS segment gross profits and the reduction in our operating expenses. DIS gross profit increased due to decreased labor, radiopharmaceutical, and depreciation costs and the realignment of the segment, which included the sale or closure of underperforming DIS hub locations. The reduction in our operating expenses was primarily achieved through the flattening of the management structure and other restructuring initiatives implemented by us in the fourth quarter of 2008 and first quarter of 2009.

Liquidity and Capital Resources

We require capital principally for capital expenditures and to finance accounts receivable and inventory. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of deliveries and the payment cycles of our customers. Our capital expenditures consist primarily of DIS nuclear cameras, ultrasound machines, and vans. As of March 31, 2009, we had cash, cash equivalents and current securities available-for-sale of $28.1 million. We currently invest our cash reserves in money market funds, U.S. treasury, government and corporate debt securities. Based upon our current level of expenditures, we believe our current working capital, together with cash flows from operating activities, will be more than adequate to meet our anticipated cash requirements for working capital, debt service and capital expenditures for at least the next 12 months.

Net cash used by operations totaled $0.6 million in 2009 and is primarily due to an increase in our inventory and a reduction in our accrued compensation and other liabilities. The increase in our inventory was due to seasonal buying patterns and an increase in our work-in-process and finished goods inventories to support anticipated sales activity during 2009. The reduction in accrued compensation was due to payment of year-end bonuses, commissions and severance related to our restructuring initiatives. Net cash provided by investing activities amounted to $2.4 million in 2009 and is primarily due to net maturities of securities available-for-sale and the proceeds from sales of fixed assets associated with our restructuring initiative. Net cash used in financing activities amounted to approximately $23,000 in 2009, and represents the repayment of capital lease obligations and the repurchase of outstanding common stock, net of proceeds arising from the exercise of stock options.

On February 4, 2009, our board of directors authorized a stock buyback program to repurchase up to an aggregate of $2.0 million of our issued and outstanding common shares. The timing of stock repurchases and the number of shares of common stock to be repurchased will be made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The timing and extent of the repurchase will depend upon market conditions, applicable legal and contractual requirements, and other factors. Purchases under this program totaled $11,000 during the first quarter of 2009.

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

There were no significant changes during the quarter ended March 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

New accounting requirements.

On January 1, 2009, we adopted FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”) and other U.S. generally accepted accounting principles. The application of FSP FAS 142-3 did not have a material impact on our consolidated financial position, results of operations or cash flows.

On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160, Reporting of Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way. Additionally, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. As of March 31, 2009, we did not hold any noncontrolling interests in subsidiaries, and will apply the provisions of SFAS No. 160 when we have such noncontrolling interests.

In December 31, 2007, SFAS 141(R) was issued and is effective for business combinations with an acquisition date subsequent to December 31, 2008. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Also, under SFAS 141(R), transaction costs will no longer be considered part of the fair value of an acquisition, and will be expensed as incurred. We will apply the provisions of SFAS No. 141(R) for future business combinations.

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements. In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, which clarifies the application of SFAS 157 in an inactive market. The adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 3 for the related disclosures regarding fair value measurement of our investments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Nuclear medicine is a “designated health service” under the federal physician self-referral prohibition law known as the Stark Law, which states that a physician may not refer designated health services to an entity with which the physician or an immediate family member has a financial relationship, unless an exception applies. DIS’ physician customers may be able to meet the “in-office ancillary services” exception to the Stark Law if they meet the definition of a “Group Practice” under Stark, appropriately supervise the individuals performing the nuclear imaging services and bill for them, and if the services are performed in the same building in which the physicians regularly practice medicine. From time to time, the Centers for Medicare & Medicaid Services (CMS) have proposed to modify the Stark regulations in a manner that may restrict physicians in some business arrangements from utilizing the in-office ancillary services exception to the Stark Law. CMS could at any time propose or implement other Stark modifications to limit use of the in-office ancillary services exception. If DIS’ customers are unable or unwilling to comply with the Stark Law, utilization rates of our services and products could decline and our business could be harmed. The potential adoption of healthcare reform proposals on a state-by-state basis could require us to develop state-specific marketing and sales approaches and adversely affect the results of operations.

CMS adopted a new rule effective January 1, 2009 requiring all mobile entities providing diagnostic tests to enroll in the Medicare program as an independent diagnostic testing facility (IDTF) for all diagnostic tests they perform, and to bill Medicare directly for such tests. In response to a comment on the regulations, CMS implied that entities leasing diagnostic equipment and personnel to physician offices must enroll in Medicare and bill Medicare directly for all tests performed. Subsequent guidance from CMS clarified that entities leasing diagnostic equipment and personnel to physician offices do not need to enroll in the Medicare program as an IDTF. If CMS were to promulgate new regulations requiring Digirad to enroll in Medicare and bill Medicare directly for all diagnostic tests performed using our equipment and DIS personnel, or if a local CMS contractor were to interpret the new regulations to require Digirad to enroll as an IDTF and bill Medicare directly for all tests performed, we would need to change our operations significantly and our financial condition could be adversely affected.

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

New federal and state legislation periodically establishes significant changes in the healthcare system. The success of our DIS business is largely dependent on our customers’ ability to build a financially viable imaging business utilizing leased DIS personnel and equipment. Our customers have been faced with the downward trend in Medicare reimbursement rates, as well as the continuing efforts by some third party payors to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications, and their efforts to restrict the use of mobile or leased cameras. If such trends continue, they may find it economical to purchase a camera and either cancel or limit their use of our personnel and equipment. In addition, our customers may switch to another service provider. We compete against small local or regional businesses, some of which have the advantage of a lower cost structure, and against imaging centers that install nuclear gamma cameras and make them available to physicians in their geographic vicinity. If these competitors are able to win significant portions of our business, our sales could decline significantly. Our Product segment may also suffer a decline in camera sales as a result of the same factors. Our financial condition could be adversely affected under such circumstances.

We may incur additional losses due to the downturn in the U.S. economy.

Our revenues may be significantly impacted by the downturn in the U.S. economy. The slowing economy may also drive greater pricing pressures from our competition, increase the rate at which we lose business, or lead to disruptions in our supply chain, any of which could result in operating losses or negative cash flows. Further, we cannot assure that an improvement in economic conditions would result in an immediate improvement in our operating results or cash flows.

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

Our Product segment competes against businesses that have different competitive strengths.

The market for nuclear imaging cameras continues to decrease, thereby making competition a greater challenge. Our competition has negatively impacted our sales prices and volume. Some of our competitors enjoy significant advantages over us, including greater name recognition, greater financial and technical resources, established relationships with healthcare professionals, larger distribution networks, and greater resources for product development as well as sales and marketing. Additionally, certain medical device companies have developed alternative portable cameras that directly compete with our product offerings. If we are unable to expand our current market share, our revenues could decline.

Our operations are highly dependent upon the availability of certain radiopharmaceuticals and third-party suppliers, thereby making us vulnerable to supply problems and price fluctuations, which could harm our business.

Our personnel and equipment leasing service involves the use of certain radiopharmaceuticals. We have experienced disruptions in the supply of these radiopharmaceuticals which have caused us to cancel services that would have otherwise been provided. If we are unable to obtain an adequate supply of the necessary radiopharmaceuticals, we may be unable to lease our personnel and equipment through our DIS operation, and our business may be harmed. In addition, we rely on a limited number of third parties to manufacture and supply certain key components of our products. Alternative sources of production and supply may not be readily available. For example, key components of the detector heads and the processing and control software utilized in our gamma cameras are manufactured or supplied by a single source. We have also outsourced production of significant portions of our end product to a single contract manufacturer. If a disruption in the availability of parts or in the operations of these suppliers were to occur, our ability to build gamma cameras could be materially affected. For this reason, we have backup plans in place that are designed to prevent delays in production. If these plans are unsuccessful, delays in the production of our gamma cameras for an extended period of time could cause a loss of revenue, which could significantly harm our business and results of operations.

Failure to retain key executives, qualified technologists and sales personnel could limit our growth and adversely affect our business.

Our future growth and ability to generate profits depends, in part, upon our ability to identify, hire, and retain nuclear medicine technologists, certified cardiographic technicians, ultrasound technologists, and sales personnel. The inability to retain such employees would diminish the knowledge and experience that we, as an organization, possess and might delay or prevent the achievement of our objectives. Hiring qualified management and technical personnel may be difficult due to the limited number of qualified candidates and the intense competition for these types of employees. Furthermore, we have historically suffered high employee turnover in regards to imaging technologists. If we are unable to reduce employee turnover, our business and financial condition may be adversely affected.

Our quarterly and annual financial results are difficult to predict and are likely to fluctuate from period to period.

We have experienced seasonality in the leasing services offered by our DIS operation. While our physicians are obligated to pay us for all lease days to which they have committed, our contracts permit some flexibility in scheduling when services are to be performed. We cannot predict with certainty the degree to which seasonal circumstances such as the summer slowdown, winter holiday vacations and weather conditions may affect the results of our operations. In addition, due to the way that customers in our target markets acquire our products, a large percentage of our camera orders are booked during the last month of each quarterly accounting period. As such, a delivery delay of only a few days may significantly impact our quarter-to-quarter comparisons. Moreover, the sales cycle in our Product segment for our cameras is typically lengthy, which may cause us to experience significant revenue fluctuations. For these reasons, quarterly and annual sales and operating results may vary in the future. Therefore, period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Because of these and other factors, our operating results in one or more future reporting periods may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline significantly.

Our common stock is thinly traded and our options plan could affect the trading price of our common stock.

Our common stock is thinly traded and any significant sales of our common stock may cause volatility in our common stock price. We have also registered shares of common stock that we may issue under our employee benefit plans. Accordingly, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. If any of these stockholders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. Stockholders holding a significant number of our common stock will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

We spend considerable time and money complying with federal and state laws, regulations, and other rules, and if we are unable to comply with such laws, regulations and other rules, we could face substantial penalties.

We are directly, or indirectly through our clients, subject to extensive regulation by both the federal government and the states in which we conduct our business, including: the federal Medicare and Medicaid anti-kickback laws, other Medicare laws, regulations, rules, manual provisions, and policies that prescribe the requirements for coverage and payment for services performed by us and our DIS customers; the federal False Claims statutes; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA; the Stark Law; the federal Food, Drug and Cosmetic Act; federal and state radioactive materials laws; state food and drug and pharmacy laws and regulations; state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians; state scope-of-practice laws; and federal rules prohibiting the mark-up of diagnostic tests to Medicare under certain circumstances. If our DIS customers are unable or unwilling to comply with these statutes, regulations, rules and policies, utilization rates of our services and products could decline and our business could be harmed.

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

If our past or present operations are found to be in violation of any of the laws, regulations, rules or policies described above or the other laws or regulations to which we or our customers are subject, we may be subject to civil and criminal penalties, damages, fines, exclusion from federal or state health care programs, or the curtailment or restructuring of our operations. Similarly, if our customers are found to be non-compliant with applicable laws, they may be subject to sanctions which could have a negative impact on us. If we are excluded from federal or state health care programs, our customers who participate in those programs could not do business with us. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business, and damage our reputation.

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

On February 4, 2009 our Board of Directors approved a stock repurchase program whereby we may, from time to time, purchase up to $2.0 million worth of our common stock in the open market, in privately negotiated transactions or otherwise, at prices that we deem appropriate. The plan has no expiration date. Details of purchases made during the quarter ended March 31, 2009 are as follows:

	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
Period:
February 4, 2009 — February 28, 2009	8,700	$0.98	8,700	$1,991,474
March 1, 2009 — March 31, 2009	2,600	0.99	11,300	1,988,900

Quarter ended March 31, 2009:	11,300	$0.98	11,300	$1,988,900

In addition to the above purchases, John Sayward, a member of our board of directors and an affiliated purchaser as defined in Rule 10b-18(a)(3), purchased 20,000 shares of common stock in the open market at an average price of $1.02 per share in February 2009.

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

DIGIRAD CORPORATION

Date: April 30, 2009	By:	/s/ TODD P. CLYDE
Todd P. Clyde President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2009	By:	/s/ RICHARD B. SLANSKY
Richard B. Slansky Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation
3.2(2)	Restated Bylaws
4.1(3)	Form of Specimen Stock Certificate
4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q originally filed with the Commission on August 11, 2004, as amended thereafter, and is incorporated herein by reference.

(2)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 8-K filed with the Commission on May 9, 2007, and is incorporated herein by reference.

(3)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter, and is incorporated herein by reference.

(4)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on November 2, 2004, and is incorporated herein by reference.