Form 10-Q
period 2009-06-30
DIGIRAD CORP
filed 2009-07-23
CIK 707388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

As of July 13, 2009, the registrant had 18,968,697 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Digirad Corporation

Consolidated Balance Sheets

(In thousands, except par value amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,735	$13,525
Securities available-for-sale	15,767	14,759
Accounts receivable, net	8,716	9,324
Inventories, net	6,944	4,978
Property and equipment held for sale	—	1,122
Other current assets	1,663	1,982

Total current assets	48,825	45,690
Property and equipment, net	11,587	13,428
Intangible assets, net	1,518	1,833
Goodwill	184	184
Restricted cash	—	60

Total assets	$62,114	$61,195

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,407	$2,197
Accrued compensation	3,560	3,457
Accrued warranty	736	906
Other accrued liabilities	2,787	2,811
Deferred revenue	2,520	2,723

Total current liabilities	12,010	12,094
Deferred rent	122	142
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized at June 30, 2009 and December 31, 2008; no shares issued or outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value: 80,000 shares authorized at June 30, 2009 and December 31, 2008; 18,760 and 18,944 shares issued and outstanding (net of treasury shares) at June 30, 2009 and December 31, 2008, respectively	2	2
Less: Treasury stock, at cost; 209 shares at June 30, 2009 and no shares at December 31, 2008	(267)	—
Additional paid-in capital	153,547	153,225
Accumulated other comprehensive income (loss)	118	(22)
Accumulated deficit	(103,418)	(104,246))

Total stockholders’ equity	49,982	48,959

Total liabilities and stockholders’ equity	$62,114	$61,195

See accompanying notes.

Digirad Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
DIS	$13,565	$14,224	$27,416	$28,078
Product	4,994	5,673	8,853	10,090

Total revenues	18,559	19,897	36,269	38,168
Cost of revenues:
DIS	9,528	11,387	19,722	22,299
Product	3,143	3,955	5,550	6,901

Total cost of revenues	12,671	15,342	25,272	29,200

Gross profit	5,888	4,555	10,997	8,968
Operating expenses:
Research and development	854	661	1,626	1,305
Marketing and sales	2,016	2,277	3,724	4,397
General and administrative	2,235	2,852	4,644	6,011
Amortization of intangible assets	145	179	315	369
Restructuring loss	—	—	145	—

Total operating expenses	5,250	5,969	10,454	12,082

Income (loss) from operations	638	(1,414)	543	(3,114)
Other income (expense):
Interest income	122	223	225	538
Interest expense	(2)	(11)	(5)	(19)
Other	26	46	65	44

Total other income	146	258	285	563

Net income (loss)	$784	$(1,156)	$828	$(2,551)

Net income (loss) per common share – basic and diluted	$0.04	$(0.06)	$0.04	$(0.13)

Weighted average shares outstanding – basic	19,044	18,936	19,033	18,940

Weighted average shares outstanding – diluted	19,361	18,936	19,255	18,940

See accompanying notes.

Digirad Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2009	2008
Operating activities
Net income (loss)	$828	$(2,551)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,396	2,808
Amortization of intangible assets	315	369
Provision for bad debt	34	148
Stock-based compensation	316	413
Restructuring loss	145	—
(Gain) loss on disposal of assets	(64)	11
Amortization of premium on securities available-for-sale	240	104
Changes in operating assets and liabilities:
Accounts receivable	574	(474)
Inventories	(1,929)	(197)
Other assets	379	(261)
Accounts payable	210	(418)
Accrued compensation	136	223
Other accrued liabilities	(553)	(699)

Net cash provided by (used in) operating activities	3,027	(524)
Investing activities
Purchases of property and equipment	(352)	(3,682)
Proceeds from sale of property and equipment	939	—
Purchases of securities available-for-sale	(8,360)	(9,376)
Maturities of securities available-for-sale	7,251	10,200

Net cash used in investing activities	(522)	(2,858)
Financing activities
Issuances of common stock	5	1
Repurchases of common stock	(267)	—
Repayment of obligations under capital leases	(33)	(160)

Net cash used in financing activities	(295)	(159)

Net increase (decrease) in cash and cash equivalents	2,210	(3,541)
Cash and cash equivalents at beginning of period	13,525	14,922

Cash and cash equivalents at end of period	$15,735	$11,381

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire year. For further information, see our financial statements and related disclosures thereto for the year ended December 31, 2008 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2009. We have evaluated subsequent events through July 23, 2009, the filing date of this Form 10-Q.

Net Income (Loss) Per Share

We calculate net income (loss) per share in accordance with the Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). SFAS 128 requires presentation of “basic” and “diluted” earnings per share. Basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding and the weighted average number of vested restricted stock units for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding and the weighted average number of dilutive common stock equivalents, such as stock options and non-vested restricted stock units, for the period. Common stock equivalents are only included in the calculation of diluted earnings per share when their effect is dilutive. The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2009 and 2008 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income (loss)	$784	$(1,156)	$828	$(2,551)
Shares used to compute basic net income (loss) per share	19,044	18,936	19,033	18,940
Dilutive potential common shares:
Stock options	228	—	167	—
Restricted stock units	89	—	55	—

Shares used to compute diluted net income (loss) per share	19,361	18,936	19,255	18,940

Basic and diluted net income (loss) per share	$0.04	$(0.06)	$0.04	$(0.13)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following components (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income (loss), as reported	$784	$(1,156)	$828	$(2,551)
Unrealized gain (loss) on marketable securities	378	(315)	140	(283)

Comprehensive income (loss)	$1,162	$(1,471)	$968	$(2,834)

Fair-value of Financial Instruments

The carrying value of financial instruments, such as cash and cash equivalents, securities available-for-sale, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of their short term nature. We do not hold or issue financial instruments for trading purposes.

Cash and Cash Equivalents. We consider all investments with a maturity of three months or less when acquired to be cash equivalents. Cash equivalents primarily represent funds invested in money market funds whose cost equals fair market value.

Securities, Available-for-Sale. Securities consist of high-grade auction rate securities, corporate debt securities and government sponsored entities. We classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholder’s equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in other income within the Consolidated Statements of Operations. Net realized losses were not material in 2009 or 2008. The amortization, accretion and interest income are included in interest income within the Consolidated Statements of Operations. The composition of securities available for sale are as follows (in thousands):

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of June 30, 2009			Gains	Losses
U.S. treasury securities	2 or less	$4,096	$34	$—	$4,130
Government sponsored entities	4 or less	3,437	8	(11)	3,434
Corporate debt securities	4 or less	8,116	96	(9)	8,203

		$15,649	$138	$(20)	$15,767

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of December 31, 2008			Gains	Losses
U.S. treasury securities	2 or less	$7,190	$74	$—	$7,264
Government sponsored entities	2 to 3	1,530	—	(16)	1,514
Corporate debt securities	3 or less	3,561	3	(83)	3,481
Auction rate securities	1 or less	2,500	—	—	2,500

		$14,781	$77	$(99)	$14,759

New Accounting Pronouncements

On April 9, 2009, the FASB issued FSP FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments, and FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, which we adopted on a prospective basis beginning April 1, 2009. These positions extend the disclosure requirements of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), and Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”) to interim financial statements of publicly traded companies. The application of FSP FAS 107-1 and FSP FAS 115-2 did not have an impact on our consolidated financial position, results of operations or cash flows.

On May 28, 2009, the FASB issued Financial Accounting Standards No. 165, Subsequent Events (“SFAS No. 165”), which we adopted on a prospective basis beginning April 1, 2009. SFAS No. 165 is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date. The application of SFAS No. 165 did not have an impact on our consolidated financial position, results of operations or cash flows.

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

2. Financial Statement Details

Inventories consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$2,696	$1,997
Work-in-progress	3,767	3,056
Finished goods	1,340	520

	7,803	5,573
Less reserves for excess and obsolete inventories	(859)	(595)

	$6,944	$4,978

Property and equipment consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Machinery and equipment	$23,932	$24,743
Computers and software	3,411	3,955
Leasehold improvements	951	768

	28,294	29,466
Less accumulated depreciation and amortization	(16,707)	(16,038)

	$11,587	$13,428

Other accrued liabilities consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Radiopharmaceuticals and consumable medical supplies	$584	$507
Outside services and consulting	459	373
Customer deposits	349	142
Professional fees	316	420
Facilities and related costs	310	400
Other accrued liabilities	769	969

	$2,787	$2,811

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

Level 3: Unobservable inputs are used when little or no market data is available.

The fair values of our available-for-sale securities were determined using the following inputs (in thousands):

	Fair Value Measurements at June 30, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. treasury securities	$4,130	$4,130	$—	$—
Government sponsored entities	3,434	—	3,434	—
Corporate debt securities	8,203	—	8,203	—

Total available-for-sale securities:	$15,767	$4,130	$11,637	$—

Our investments in U.S. treasury securities were valued based on publicly available quoted prices for identical securities as of June 30, 2009. Our investments in government sponsored entities and corporate debt securities were valued by a third party pricing vendor using proprietary valuation models and analytical tools. The inputs to these models related to similar instruments and were both objective and publicly available.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2009
	Gross Amount	Accumulated Amortization	Net Book Value
Intangibles subject to amortization:
Customer relationships	$2,600	$1,360	$1,240
Covenants not to compete	300	130	170
Patents	165	57	108

Total intangibles assets:	$3,065	$1,547	$1,518

	December 31, 2008
	Gross Amount	Accumulated Amortization	Net Book Value
Intangibles subject to amortization:
Customer relationships	$2,600	$1,083	$1,517
Covenants not to compete	300	100	200
Patents	165	49	116

Total intangible assets:	$3,065	$1,232	$1,833

All patents and their related amortization are recorded within the Product segment. All other intangible assets, including goodwill, and their related amortization expense are recorded within the DIS segment. The aggregate amortization expense related to intangible assets with finite lives for the three and six months ended June 30, 2009 was $0.1 million and $0.3 million, respectively. Estimated future amortization expense related to intangible assets with finite lives at June 30, 2009 is as follows:

In Thousands
2009 (remaining 6 months)	$265
2010	429
2011	334
2012	236
2013	166
Thereafter	88

Total	$1,518

5. Warranty

We provide a warranty on certain of our products and accrue the estimated cost at the time revenue is recorded. Warranty expense is charged to product cost of revenues. Substantially all of the warranty periods are 12 months before customer-sponsored maintenance begins. Warranty reserves are established based on historical experience with failure rates and repair costs and the number of systems covered by warranty. Warranty reserves are depleted as gamma cameras are repaired. The costs consist principally of materials, personnel, and overhead. We review warranty reserves quarterly and, if necessary, make adjustments.

The activities in our warranty reserve are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$809	$785	$906	$930
Charges to cost of revenues	180	280	324	436
Costs applied to liability	(253)	(300)	(494)	(601)

Balance at end of period	$736	$765	$736	$765

6. Restructuring

In response to historical operating losses within our DIS business segment, we initiated a realignment of our imaging business in the fourth quarter of 2008. The realignment included the sale or closure of underperforming DIS hub locations in order to allow us to better focus on hub locations that benefit from our Centers of Influence marketing model. These sales and closures involve the sale or abandonment of property and equipment and staff reductions at the hub locations impacted by the restructuring plans, as well as the reduction of certain management positions. As of June 30, 2009, we have completed our restructuring plan.

Restructuring activity through June 30, 2009 is comprised of the following (in thousands):

		Six months ended June 30, 2009					Total expected costs as of June 30, 2009
	Liability as of December 31, 2008	Charges	Cash Payments	Non-cash Settlements	Liability as of June 30, 2009	Total costs incurred as of June 30, 2009
Restructuring charges:
Loss on property and equipment	$—	$22	$(14)	$(8)	$—	$1,019	$1,019
Severance	203	47	(170)	(80)	—	309	309
Lease obligations	39	76	(29)	—	86	115	115
Other	10	—	(10)	—	—	10	10

Total restructuring charges	$252	$145	$(223)	$(88)	$86	$1,453	$1,453

Restructuring activities are recorded in accordance with SFAS No. 146 and are included in the income (loss) from operations within our DIS business segment. There were no restructuring charges for the three months ended June 30, 2009. The majority of the losses pertained to property and equipment that were sold or disposed of in the quarters ended March 31, 2009 and December 31, 2008. Severance costs that require no future performance or service are recorded at the time they are communicated to the affected employees. Losses on leased property at the hub locations are recorded when the lease is abandoned.

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Gross profit by segment:
DIS	$4,037	$2,837	$7,694	$5,779
Product	1,851	1,718	3,303	3,189

Consolidated gross profit	$5,888	$4,555	$10,997	$8,968

Income (loss) from operations by segment:
DIS	$894	$(1,260)	$1,181	$(2,532)
Product	(256)	(154)	(638)	(582)

Consolidated income (loss) from operations	$638	$(1,414)	$543	$(3,114)

Depreciation and amortization of tangible and intangible assets by segment:
DIS	$1,149	$1,396	$2,430	$2,725
Product	131	220	281	452

Consolidated depreciation and amortization	$1,280	$1,616	$2,711	$3,177

			As of June 30,
			2009	2008
Identifiable assets by segment:
DIS			$21,814	$29,723
Product			40,300	35,858

Consolidated assets			$62,114	$65,581

8. Income Taxes

As of December 31, 2008, we had unrecognized tax benefits of approximately $1.5 million. There has been no significant change in unrecognized tax benefits through June 30, 2009. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2003; however, our net operating loss and research credit carry-forwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of June 30, 2009.

9. Commitments and Contingencies

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

Stock Repurchase Program

On February 4, 2009, our board of directors authorized a stock buyback program to repurchase up to an aggregate of $2.0 million of our issued and outstanding common shares. The timing of stock repurchases and the number of shares of common stock to be repurchased are in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The timing and extent of the repurchase depends upon market conditions, applicable legal requirements, and other factors. During the three and six months ended June 30, 2009, we repurchased 198,000 and 209,000 shares, respectively, of our common stock at a cost totaling $0.3 million at a weighted average price of $1.28 per share.

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

10. Subsequent Events

        In the second quarter of 2009, our shareholders approved a stock option exchange program pursuant to which eligible holders of stock options would be offered the opportunity to exchange their eligible options to purchase shares of common stock outstanding under the Company’s existing equity incentive plans, for a smaller number of new options at a lower exercise price. On July 9, 2009, we cancelled options to purchase an aggregate of 1,132,201 shares of our common stock, and in exchange, granted new options to purchase an aggregate of 406,820 shares of our common stock.

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

This report contains various forward-looking statements regarding our business, financial condition, results of operations and future plans and projects. Forward-looking statements discuss matters that are not historical facts and can be identified by the use of words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would” or similar expressions. In this report, for example, we make forward-looking statements regarding, among other things, the efficacy of our centers of influence model, our expectations about the rate of revenue growth in specific business segments and the reasons for that growth and our profitability, our expectations regarding an increase in sales, strategic traction and marketing and sales spending, uncertainties relating to our ability to compete, uncertainties relating to our ability to increase our market share, changes in coverage and reimbursement policies of third-party payors and the effect on our ability to sell our products and services, our ability to timely develop new products or services that will be accepted by the market, competition from alternative imaging modalities, declining average selling prices for our Product offerings, reduced supplies of radiopharmaceuticals, and the profitability of our DIS core footprint.

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

We generate revenues within two primary operating segments: our personnel and equipment leasing service business (Digirad Imaging Solutions, or “DIS”) and our Product segment. Through DIS, we offer a comprehensive personnel and equipment leasing services program as an alternative to purchasing a gamma camera or ultrasound machine for physicians who wish to perform nuclear imaging, echocardiography, vascular ultrasound, or any combination of these procedures in their offices by leasing the imaging system, certified personnel and other support required to perform imaging in the physician’s office. The flexibility of our products and our DIS leasing service allows physicians more control over the diagnosis and treatment of their patients in their offices and to retain revenue from procedures they would otherwise refer elsewhere. DIS leasing services are primarily provided to cardiologists and internists who enter into annual contracts for personnel and equipment services delivered on a per-day basis. Our typical lease contracts provide service coverage ranging from once per month to five times per week. We experience some seasonality in our DIS business related to summer vacations, holidays and inclement weather, which historically has most negatively affected our third quarter. Our product revenue results primarily from selling solid-state gamma cameras and camera maintenance contracts. We sell our imaging systems to physician offices, hospitals, and imaging centers primarily in the United States, although we have sold a small number of imaging systems internationally.

Our Market

The target market for our products and services is comprised of approximately 26,000 cardiologists, 130,000 internists and family practitioners, and hospitals in the United States that perform or could perform nuclear cardiac and ultrasound procedures. As of June 30, 2009, we have provided imaging services through DIS to more than 900 physicians and physician groups. We have sold 643 cameras through our Product segment. More than half of our DIS nuclear and ultrasound imaging customers are internists or other primary care practitioners, and the remainder are cardiologists. Our market has been negatively affected by declining reimbursements from Medicare and Medicaid programs, pricing pressures, decreases in radiopharmaceutical supplies and continuing efforts by some third party payors to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications, or disallowing reimbursement if imaging is performed in-house.

Trends and Drivers

The medical device industry, including the market for nuclear and ultrasound imaging systems and services, is highly competitive. Our business continues to be negatively affected by many factors, including declining healthcare reimbursement rates for cardiac imaging procedures, competition from alternative imaging modalities such as CT Angiography, declining average selling prices for our Product offerings, and reduced supplies of radiopharmaceuticals. We expect each of these trends to continue.

Our primary focus for 2009 is to improve both our profitability and our cash flow results. To this end, we initiated a restructuring plan during the fourth quarter of 2008 to create greater efficiency in DIS by selling or closing underperforming locations. This, combined with a more efficient management structure, is expected to result in a more profitable core DIS footprint that can be leveraged with our COI marketing strategy.

In our Product segment, we plan to build on our 2008 Product segment achievements by introducing new products targeted specifically at the larger physician practices and hospital market segments. These initiatives are intended to drive us towards consistent profitability and cash flow. Our restructuring initiatives contributed to the achievement of operating income for the six months of 2009, and the increase in cash, cash equivalents and securities available-for-sale of $3.2 million from December 31, 2008. In March 2009, we announced that we had received U.S. Food and Drug Administration (FDA) 510(k) clearance for our new Cardius® X-ACT imaging system. Cardius® X-ACT is a rapid cardiac SPECT/VCT imaging system that features a low-dose volume computed tomography (VCT) attenuation correction system that significantly reduces artifacts in the images caused by overlying tissues increasing interpretive ease and accuracy.

First Half 2009 Financial Highlights

Our consolidated revenues were $36.3 million during the six months ended June 30, 2009 (“2009”), which represented a decrease of $1.9 million, or 5.0%, over the comparable prior year period (“2008”) due to a decrease in revenue within both the Product and DIS segments. DIS revenue decreased $0.7 million due to the sale or closure of several underperforming locations in connection with our restructuring plan initiated in the fourth quarter of 2008. Product revenues decreased $1.2 million, or 12.3%, as economic factors contributed to a decline in the number of cameras sold from 31 cameras in 2008 to 27 cameras in 2009, and a shift in our gamma camera sales mix to a larger number of refurbished cameras. The decline in our camera sales revenues was partially mitigated by a 12.9% increase in maintenance contract revenues in 2009 compared to 2008. In addition, we experienced low product bookings in 2009 compared to historical levels. Our consolidated net income for the six months ended June 30, 2009 was $0.8 million, compared to a net loss of $2.6 million during the same period in 2008. The improvement in our operating results was due to increased DIS segment gross profits as we increased the utilization of our portable nuclear cameras and ultrasound machines and DIS personnel costs and a reduction in our operating expenses which were primarily achieved through the flattening of the management structure and other restructuring initiatives implemented by us in the fourth quarter of 2008. We completed our restructuring plan in the first quarter of 2009.

Our DIS business currently operates in 19 states and the District of Columbia. In 2009, DIS operated 86 nuclear gamma cameras and 69 ultrasound imaging systems, compared to 102 nuclear gamma cameras and 62 ultrasound imaging systems in 2008. We are seeking to improve our overall profitability through more efficient utilization of our fleet of gamma cameras and ultrasound machines. We measure efficiency by tracking system utilization, which is measured based on the percentage of days that our nuclear gamma cameras and ultrasound machines are used to deliver services to customers out of the total number of days that they are available to deliver such services. System utilization increased to 63% in 2009, compared to 60% for 2008, primarily due to the closure of underperforming hubs and the disposal of gamma cameras.

Results of Operations

The following table sets forth our results from operations, expressed as percentages of revenues for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
DIS	73.1%	71.5%	75.6%	73.6%
Product	26.9	28.5	24.4	26.4

Total revenues	100.0	100.0	100.0	100.0
Total cost of revenues	68.3	77.1	69.7	76.5

Gross profit	31.7	22.9	30.3	23.5
Operating expenses:
Research and development	4.6	3.3	4.5	3.4
Marketing and sales	10.9	11.4	10.2	11.5
General and administrative	12.0	14.4	12.8	15.8
Amortization of intangible assets	0.8	0.9	0.9	1.0
Restructuring loss	—	—	0.4	—

Total operating expenses	28.3	30.0	28.8	31.7

Income (loss) from operations	3.4	(7.1)	1.5	(8.2)
Other income	0.8	1.3	0.8	1.5

Net income (loss)	4.2%	(5.8)%	2.3%	(6.7)%

Comparison of Three Months Ended June 30, 2009 and 2008

Revenues

Consolidated. Consolidated revenue was $18.6 million for 2009, which represents a decrease of $1.3 million, or 6.7%, compared to 2008, as a result of lower DIS and Product revenues. DIS revenue accounted for 73.1% of total revenues for 2009, compared to 71.5% for 2008. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue in future periods.

DIS. Our DIS revenue was $13.6 million for 2009, which represents a decrease of $0.7 million, or 4.6%, compared to the prior year quarter. The decrease resulted from the sale or closure of underperforming locations in connection with the restructuring plan initiated in the fourth quarter of 2008.

Product. Our Product revenue was $5.0 million for 2009, which represents a decrease of $0.7 million, or 12.0%, compared to the prior year quarter. The decrease in revenue resulted from fewer gamma camera sales and the lowering of average sales prices as our product sales mix was represented by a larger number of refurbished cameras. We believe that the decrease in gamma camera sales and the demand for refurbished cameras is due to the slowing economy, the reduction in available credit for potential buyers, and continued pressure on healthcare imaging reimbursement rates. The decrease in revenue from the sale of fewer gamma cameras was partially offset by a 12.4% increase in maintenance contract revenues.

Gross Profit

Consolidated. Consolidated gross profit was $5.9 million for 2009, representing an increase of $1.3 million, or 29.3%, compared to the prior year quarter. The increase in consolidated gross profit is principally the result of the realignment of our DIS segment initiated in the fourth quarter of 2008, increased utilization of our DIS assets and personnel costs and other efficiency and cost improvements. Consolidated gross profit as a percentage of revenue increased to 31.7% for 2009 from 22.9% for 2008.

DIS. Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with the provision of services. Cost of DIS revenue was $9.5 million for 2009, representing a decrease of $1.9 million, or 16.3%, compared to the prior year quarter. The decrease in cost of DIS revenue is primarily a result of decreased labor, radiopharmaceutical, and depreciation costs. DIS gross profit was $4.0 million for 2009, which represents an increase of $1.2 million, or 42.3%. DIS gross profit as a percentage of revenue increased to 29.8% for 2009 from 19.9% for 2008. The improvement in operational performance is primarily associated with the realignment of the segment, which included the sale or closure of underperforming locations, along with improved asset utilization.

Product. Cost of Product revenue primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Cost of goods sold for the Product segment was $3.1 million for 2009, representing a decrease of $0.8 million, or 20.5%, compared to the prior year quarter as fewer gamma cameras were sold and as our product sales mix was represented by a larger number of refurbished cameras. Product gross profit was $1.9 million for 2009, which represents an increase of $0.1 million, or 7.7%. Product gross profit as a percentage of revenue increased to 37.1% for 2009 from 30.3% for 2008 primarily due to the change in the mix of camera revenues, along with certain efficiency and cost improvements.

Operating Expenses

Research and Development. Research and development expenses are the costs associated with the design, development and enhancement of our products, and consist of salaries, development material costs, facility and overhead costs, consulting fees, and non-recurring engineering costs. We continue to invest in research and development with a focus on innovation as we seek to improve our existing technology. In March 2009, we received U.S. Food and Drug Administration (FDA) 510(k) clearance for our new Cardius® X-ACT imaging system. Research and development expenses were $0.9 million for 2009, which represents an increase of $0.2 million, or 29.2%, compared to the prior year quarter. The increase in research and development expenses was primarily attributable to higher personnel and development costs. Research and development expenses were 17.1% of product revenue for 2009 compared to 11.7% in 2008. We plan to invest further in our technology platform to penetrate new and existing market segments and attract new customers.

Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and trade show costs. Marketing and sales expenses were $2.0 million for 2009, representing a decrease of $0.3 million, or 11.5%, compared to the prior year quarter, principally as a result of lower personnel costs. Marketing and sales expenses were 10.9% of total revenue for 2009 compared to 11.4% for 2008.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology and executive personnel, legal related costs, professional fees, outside services, insurance, and our board of directors. General and administrative expenses were $2.2 million for 2009, representing a decrease of $0.6 million, or 21.6% compared to the prior year quarter, principally as a result of lower personnel costs. General and administrative expenses were 12.0% of total revenue for 2009 compared to 14.4% for 2008.

Other Income

Other income consists primarily of interest income, net of interest and other expenses. The decrease in other income of $0.1 million is attributable to a decrease in interest rates.

Net Income (Loss)

Our net income was $0.8 million for 2009 compared to a net loss of $1.2 million for 2008, primarily as a result of increased DIS segment gross profits and the reduction in our operating expenses. DIS gross profit increased primarily due to the realignment of our DIS segment initiated in the fourth quarter of 2008, increased utilization of our DIS assets and personnel costs and other efficiency and cost improvements. The reduction in our operating expenses was primarily achieved through the flattening of the management structure and other restructuring initiatives implemented by us in the fourth quarter of 2008 and the first quarter of 2009.

Comparison of Six Months Ended June 30, 2009 and 2008

Revenues

Consolidated. Consolidated revenue was $36.3 million for 2009, which represents a decrease of $1.9 million, or 5.0%, over 2008, primarily as a result of lower DIS and Product revenues. DIS revenue accounted for 75.6% of total revenues for 2009, compared to 73.6% for 2008.

DIS. Our DIS revenue was $27.4 million for 2009, which represents a decrease of $0.7 million, or 2.4%, over the prior year period. The decrease resulted from the sale or closure of underperforming locations in connection with the restructuring plan initiated in the fourth quarter of 2008.

Product. Our Product revenue was $8.9 million for 2009, which represents a decrease of $1.2 million, or 12.3%, compared to the prior year period. We believe that economic factors, including the uncertainty in the credit market and a slowing economy, as well as continued healthcare imaging reimbursement pressures resulted in decreased gamma camera sales, and an increase in refurbished camera sales. The decrease in revenue from the sale of fewer gamma cameras was partially offset by a 12.9% increase in maintenance contract revenues.

Gross Profit

Consolidated. Consolidated gross profit was $11.0 million for 2009, representing an increase of $2.0 million, or 22.6%, compared to the prior year period. The increase in consolidated gross profit is principally the result of the realignment of our DIS segment initiated in the fourth quarter of 2008, increased utilization of our DIS assets and other efficiency and cost improvements. Consolidated gross profit as a percentage of revenue increased to 30.3% for 2009 from 23.5% for 2008.

DIS. Cost of DIS revenue was $19.7 million for 2009, representing a decrease of $2.6 million, or 11.6%, over the prior year period, primarily due to decreased labor, radiopharmaceutical, and depreciation costs. DIS gross profit was $7.7 million for 2009, which represents an increase of $1.9 million, or 33.1%. DIS gross profit as a percentage of revenue increased to 28.1% for 2009 from 20.6% for 2008. The improvement in operational performance is primarily associated with the realignment of the segment, which included the sale or closure of underperforming locations, along with improved asset utilization.

Product. Cost of goods sold was $5.6 million for 2009, representing a decrease of $1.4 million, or 19.6%, compared to the prior year period. Product gross profit increased to $3.3 million for 2009, representing an increase of $0.1 million, or 3.6%, compared to the prior year period. Product gross profit as a percentage of revenue increased to 37.3% for 2009 from 31.6% for 2008 primarily due to the change in the mix of camera revenues, along with certain efficiency and cost improvements.

Operating Expenses

Research and Development. Research and development expenses were $1.6 million for 2009, which represents an increase of $0.3 million, or 24.6%, compared to the prior year period. The increase in research and development expenses was primarily attributable to higher personnel costs and development costs associated with the development of the Cardius® X-ACT imaging system. Research and development expenses were 18.4% and 12.9% of product revenue for 2009 and 2008, respectively.

Marketing and Sales. Marketing and sales expenses were $3.7 million for 2009, which represents a decrease of $0.7 million, or 15.3%, compared to the prior year period, principally as a result of lower personnel costs. Marketing and sales expenses were 10.2% of total revenue for 2009 compared to 11.5% for 2008.

General and Administrative. General and administrative expenses were $4.6 million for 2009, represents a decrease of $1.4 million, or 22.7%, compared to the prior year period, principally as a result of lower personnel costs. General and administrative expenses were 12.8% of total revenue for 2009 compared to 15.8% for 2008.

Other Income

Other income consists primarily of interest income, net of interest and other expenses. The decrease in other income of $0.3 million is attributable to a decrease in interest rates.

Net Income (Loss)

Our net income was $0.8 million for 2009 compared to a net loss of $2.6 million for 2008, primarily as a result of increased DIS segment gross profits and the reduction in our operating expenses. DIS gross profit increased primarily due to the realignment of our DIS segment initiated in the fourth quarter of 2008, increased utilization of our DIS assets and personnel costs and other efficiency and cost improvements. The reduction in our operating expenses was primarily achieved through the flattening of the management structure and other restructuring initiatives implemented by us in the fourth quarter of 2008 and the first quarter of 2009.

Liquidity and Capital Resources

We require working capital principally to finance accounts receivable and inventory and for capital expenditures. Our working capital requirements vary from period to period depending on several factors, including our manufacturing volumes, the timing of our deliveries and the payment cycles of our customers. Our capital expenditures consist primarily of DIS nuclear cameras, ultrasound equipment, and vans to transport our people and equipment to customer locations.

As of June 30, 2009, we had cash, cash equivalents and securities available-for-sale of $31.5 million. We currently invest our cash reserves in money market funds, U.S. treasury, government and corporate debt securities. Based upon our current level of expenditures, we believe our current working capital, together with cash flows from operating activities, will be more than adequate to meet our anticipated cash requirements for working capital, debt service and capital expenditures for at least the next 12 months.

Net cash provided by operations totaled $3.0 million in 2009, primarily due to our ability to generate net income (adjusted for depreciation and other non-cash expenses), and the collection of accounts receivable, notwithstanding an increase in inventory. Net cash used in investing activities amounted to $0.5 million in 2009 and is primarily due to net purchases of securities available-for-sale, offset by the net proceeds from sales of fixed assets associated with our restructuring initiative. Net cash used in financing activities amounted to approximately $0.3 million in 2009, and primarily represents the repurchase of our common stock under a Rule 10b-18 plan. On February 4, 2009, our board of directors authorized a stock buyback program to repurchase up to an aggregate of $2.0 million of our issued and outstanding common shares. The timing of stock repurchases and the number of shares of common stock to be repurchased will be made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 and will depend upon market conditions, applicable legal and contractual requirements, and other factors. Purchases under this program totaled $0.3 million during the six months ended June 30, 2009.

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

There were no significant changes during the six months ended June 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

New accounting requirements.

On April 9, 2009, the FASB issued FSP FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments, and FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, which we adopted on a prospective basis beginning April 1, 2009. These positions extend the disclosure requirements of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), and Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”) to interim financial statements of publicly traded companies. The application of FSP FAS 107-1 and FSP FAS 115-2 did not have an impact on our consolidated financial position, results of operations or cash flows.

On May 28, 2009, the FASB issued Financial Accounting Standards No. 165, Subsequent Events (“SFAS No. 165”), which we adopted on a prospective basis beginning April 1, 2009. SFAS No. 165 is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date. The application of SFAS No. 165 did not have an impact on our consolidated financial position, results of operations or cash flows.

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

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest rates is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Changes in interest rates over time will increase or decrease our interest income.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures and internal controls that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures and internal controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and internal controls.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Various potential changes to health care regulatory rules could require us to change our operations significantly and could harm us financially. Nuclear medicine is a “designated health service” under the federal physician self-referral prohibition law known as the Stark Law, which states that a physician may not refer designated health services to an entity with which the physician or an immediate family member has a financial relationship, unless an exception applies. DIS’ physician customers may be able to meet the “in-office ancillary services” exception to the Stark Law if they meet the definition of a “Group Practice” under Stark, appropriately supervise the individuals performing the nuclear imaging services and bill for them, and if the services are performed in the same building in which the physicians regularly practice medicine. From time to time, the Centers for Medicare & Medicaid Services (CMS) and Congress have proposed to modify the Stark regulations in a manner that may restrict physicians in some business arrangements from utilizing the in-office ancillary services exception to the Stark Law.

The competing health care reform/availability proposals under consideration by the Legislative and Administrative branches of the federal government could have a positive or negative impact on our business depending on which plan and provisions are adopted with respect to how medical providers are reimbursed, services are authorized and diagnostic services and investments are addressed. The potential adoption of healthcare reform proposals on a state-by-state basis could require us to develop state-specific marketing and sales approaches and adversely affect the results of operations.

Our revenues may decline due to reductions in Medicare reimbursement rates or increased third party payor certification requirements.

The success of our DIS business is largely dependent on our customers’ ability to build a financially viable imaging business utilizing leased DIS personnel and equipment and radiopharmaceuticals. Our customers have been faced with the downward trend in Medicare reimbursement rates, as well as the continuing efforts by some third party payors to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications, and their efforts to restrict the use of mobile or leased cameras.

As of the end of June 2009, various proposals to reduce reimbursement rates for the diagnostic tests performed by our purchase and lease customers have been introduced. If passed as written, there will be a significant reduction in imaging reimbursement that will require us to quickly adapt our business model. If we are not able to quickly and easily adapt, such as where change requires the submission of applications to government entities or third party payors, there could be a detrimental impact on our revenue.

The American Recovery and Reinvestment Act of 2009 (the stimulus bill) adopted in early 2009 contains provisions for federal use of radiology benefit managers (RBM) whose main goal is to limit the use of diagnostic imaging services, especially those not performed by radiologists. Private carriers are similarly adopting the services of these RBM’s that may require pre-certification, pre-authorization and other pre-service requirements or denials of the diagnostic imaging performed by Digirad customers. This may delay or lower the number of customers Digirad can sign up to its purchase or lease arrangements.

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

Because our business is not widely diversified, obsolescence of our current product offerings could seriously harm our business.

We sell products and lease our imaging systems and personnel primarily in the nuclear and ultrasound imaging markets. Our nuclear imaging systems may become obsolete or unmarketable if new technologies are introduced to the market or if new industry standards emerge or as a result of the comparative effectiveness research that may be performed on our diagnostic modalities as provided under the American Recovery and Reinvestment Act of 2009 (the stimulus bill) adopted in early 2009.

We may not be able to leverage our assets to diversify our products and services in order to generate revenue beyond the nuclear and ultrasound imaging markets in a timely manner. If we are unable to diversify our product and service offerings, our financial condition may suffer.

We compete against businesses that have different competitive strengths.

The market for nuclear imaging cameras continues to decrease, thereby making competition a greater challenge. Our competition has negatively impacted our sales prices and volume. Some of our competitors enjoy significant advantages over us, including greater name recognition, greater financial and technical resources, established relationships with healthcare professionals, larger distribution networks, and greater resources for product development as well as marketing and sales. Additionally, certain medical device companies have developed alternative portable cameras that directly compete with our product offerings. If we are unable to expand our current market share, our revenues could decline.

In addition, our DIS customers may switch to another service provider. Our DIS segment competes against small local or regional businesses, some of which have the advantage of a lower cost structure, and against imaging centers that install nuclear gamma cameras and make them available to physicians in their geographic vicinity. If these competitors are able to win significant portions of our business, our sales could decline significantly. Our financial condition could be adversely affected under such circumstances.

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

As of the end of June 2009, there was a significant reduction in the availability of radioactive medical isotopes worldwide. For example, a nuclear reactor in Chalk River, Ontario, which supplies 50% of certain medical isotopes to the United States market, is currently off-line for repairs and will not return to service before late 2009 or early 2010. The lack of production of radiopharmaceuticals in Canada has exacerbated an already short supply of medical isotopes worldwide. Continued shortages could affect our DIS business by reducing the number of days of service or moving physicians toward alternate imaging modalities. Our financial condition would be adversely affected under such circumstances.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 4, 2009, our Board of Directors approved a stock repurchase program whereby we may, from time to time, purchase up to $2.0 million worth of our common stock in the open market, in privately negotiated transactions or otherwise, at prices that we deem appropriate. The plan has no expiration date. Details of purchases made during the six months ended June 30, 2009 are as follows:

	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
Period:
February 4, 2009 — February 28, 2009	8,700	$0.98	8,700	$1,991,474
March 1, 2009 — March 31, 2009	2,600	0.99	11,300	1,988,900
May 1, 2009 — May 31, 2009	183,500	1.29	194,800	1,758,352
June 1, 2009 — June 30, 2009	14,300	1.29	209,100	1,740,438

Six months ended June 30, 2009:	209,100	$1.28	209,100	$1,740,438

In addition to the above purchases, John Sayward, a member of our board of directors and an affiliated purchaser as defined in Rule 10b-18(a)(3), purchased 20,000 shares of common stock in the open market at an average price of $1.02 per share in February 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on April 29, 2009 at 13950 Stowe Drive, Poway, California at 11:00 a.m. PDT. Of the 18,953,937 shares of common stock entitled to vote at the meeting, 15,081,366 shares, representing 80% of the votes eligible to be cast, were represented at the meeting in person or by proxy, constituting a quorum. The voting results are presented below.

(a)	The stockholders elected five directors for a one-year term to expire at the 2010 Annual Meeting of Stockholders:

Name	Votes in Favor	Votes Withheld
Gerhard F. Burbach	10,437,688	4,643,678
John Sayward	13,836,979	1,244,387
R. King Nelson	13,720,905	1,360,461
Kenneth E. Olson	13,837,329	1,244,037
Todd P. Clyde	14,774,795	306,571

(b)	The stockholders ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2009 by a vote of 13,992,839 in favor, 1,071,679 votes against and 16,848 votes withheld.

(c)	The stockholders approved a stock option exchange program pursuant to which eligible holders of stock options would be offered the opportunity to exchange their eligible options to purchase shares of common stock outstanding under the Company’s existing equity incentive plans, for a smaller number of new options at a lower exercise price by a vote of 5,789,210 in favor, 4,987,853 votes against and 4,304,303 votes withheld.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Restated Bylaws

4.1(3)	Form of Specimen Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q originally filed with the Securities and Exchange Commission on August 11, 2004, as amended thereafter, and is incorporated herein by reference.
(2)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007, and is incorporated herein by reference.
(3)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter, and is incorporated herein by reference.
(4)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2004, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIRAD CORPORATION

Date: July 23, 2009	By:	/s/ TODD P. CLYDE
Todd P. Clyde
President and Chief Executive Officer (Principal Executive Officer)

Date: July 23, 2009	By:	/s/ RICHARD B. SLANSKY
Richard B. Slansky
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Restated Bylaws

4.1(3)	Form of Specimen Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q originally filed with the Securities and Exchange Commission on August 11, 2004, as amended thereafter, and is incorporated herein by reference.
(2)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007, and is incorporated herein by reference.
(3)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter, and is incorporated herein by reference.
(4)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2004, and is incorporated herein by reference.