Form 10-Q
period 2009-09-30
DIGIRAD CORP
filed 2009-10-22
CIK 707388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 10, 2009, the registrant had 18,975,081 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Digirad Corporation

Consolidated Balance Sheets

(In thousands, except par value amounts)

	September 30, 2009	December 31, 2008*
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,880	$13,525
Securities available-for-sale	18,188	14,759
Accounts receivable, net	8,558	9,324
Inventories, net	6,740	4,978
Property and equipment held for sale	—	1,122
Other current assets	1,398	1,982

Total current assets	47,764	45,690
Property and equipment, net	10,838	13,428
Intangible assets, net	1,385	1,833
Goodwill	184	184
Restricted cash	—	60

Total assets	$60,171	$61,195

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,373	$2,197
Accrued compensation	3,038	3,457
Accrued warranty	532	906
Other accrued liabilities	2,336	2,811
Deferred revenue	2,469	2,723

Total current liabilities	10,748	12,094
Deferred rent	171	142
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized at September 30, 2009 and December 31, 2008; no shares issued or outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value: 80,000 shares authorized at September 30, 2009 and December 31, 2008; 18,523 and 18,944 shares issued and outstanding (net of treasury shares) at September 30, 2009 and December 31, 2008, respectively	2	2
Treasury stock, at cost; 449 shares at September 30, 2009 and no shares at December 31, 2008	(766)	—
Additional paid-in capital	153,694	153,225
Accumulated other comprehensive income (loss)	154	(22)
Accumulated deficit	(103,832)	(104,246)

Total stockholders’ equity	49,252	48,959

Total liabilities and stockholders’ equity	$60,171	$61,195

*	The consolidated balance sheet as of December 31, 2008, has been derived from the audited financial statements as of that date.

See accompanying notes.

Digirad Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
Revenues:
DIS	$12,903	$13,954	$40,319	$42,032
Product	4,025	6,249	12,878	16,339

Total revenues	16,928	20,203	53,197	58,371
Cost of revenues:
DIS	9,563	11,235	29,285	33,534
Product	2,852	4,145	8,402	11,046

Total cost of revenues	12,415	15,380	37,687	44,580

Gross profit	4,513	4,823	15,510	13,791
Operating expenses:
Research and development	864	654	2,490	1,959
Marketing and sales	1,698	2,036	5,422	6,433
General and administrative	2,139	2,941	6,783	8,952
Amortization of intangible assets	133	173	448	542
Restructuring loss	193	—	338	—

Total operating expenses	5,027	5,804	15,481	17,886

Income (loss) from operations	(514)	(981)	29	(4,095)
Other income (expense):
Interest income	174	96	399	634
Interest expense	(2)	(8)	(7)	(27)
Other	(72)	24	(7)	68

Total other income	100	112	385	675

Net income (loss)	$(414)	$(869)	$414	$(3,420)

Net income (loss) per common share – basic and diluted	$(0.02)	$(0.05)	$0.02	$(0.18)

Weighted average shares outstanding – basic	19,020	18,964	18,989	18,943

Weighted average shares outstanding – diluted	19,020	18,964	19,439	18,943

See accompanying notes.

Digirad Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2009	2008
Operating activities
Net income (loss)	$414	$(3,420)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,506	4,243
Amortization of intangible assets	448	543
Provision for bad debt	89	310
Stock-based compensation	461	630
Restructuring loss	338	—
Loss on disposal of assets	7	56
Amortization of premium on securities available-for-sale	312	255
Changes in operating assets and liabilities:
Accounts receivable	677	(1,744)
Inventories	(1,754)	(295)
Other assets	644	(176)
Accounts payable	176	(34)
Accrued compensation	(621)	(175)
Other accrued liabilities	(1,313)	(652)

Net cash provided by (used in) operating activities	3,384	(459)
Investing activities
Purchases of property and equipment	(641)	(4,741)
Proceeds from sale of property and equipment	980	—
Purchases of securities available-for-sale	(15,415)	(16,946)
Maturities of securities available-for-sale	11,851	17,717

Net cash used in investing activities	(3,225)	(3,970)
Financing activities
Issuances of common stock	7	6
Repurchases of common stock	(766)	—
Repayment of obligations under capital leases	(45)	(186)

Net cash used in financing activities	(804)	(180)

Net decrease in cash and cash equivalents	(645)	(4,609)
Cash and cash equivalents at beginning of period	13,525	14,922

Cash and cash equivalents at end of period	$12,880	$10,313

See accompanying notes.

DIGIRAD CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. Interim Financial Information

Organization and Business

Digirad Corporation (“Digirad”), a Delaware corporation, is a leading provider of diagnostic imaging products and personnel and equipment leasing services that improve patient care while driving positive healthcare economics. Digirad has two reportable segments, Digirad Imaging Solutions (“DIS”) and Product. The accompanying consolidated financial statements include the operations of both segments. Intercompany accounts and transactions have been eliminated in consolidation. Substantially all of our revenue arises from sales activity in the United States. Through DIS, we provide in-office leasing services to physicians, offering certified personnel, required licensure, an imaging system and other support and supplies for the performance of nuclear and ultrasound imaging procedures under the supervision of our physician customers. DIS physician customers enter into annual lease contracts for imaging services generally delivered on a per-day basis. Our Product segment sells solid-state gamma cameras and provides camera service and maintenance contracts.

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire year. For further information, see our financial statements and related disclosures thereto for the year ended December 31, 2008 in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2009. We evaluated subsequent events through October 22, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

Net Income (Loss) Per Share

Basic EPS is calculated by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding. Diluted EPS is computed by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. Potentially dilutive common stock equivalents of 760,000 were not included in the calculation of diluted earnings per share for the three months ended September 30, 2009 as their effect would have been anti-dilutive, compared to 213,000 and 245,000 common stock equivalents for the three and nine months ended September 30, 2008, respectively. On July 9, 2009, we cancelled options to purchase an aggregate of 1,087,230 shares of our common stock, and in exchange, granted new options to purchase an aggregate of 398,493 shares of our common stock, which did not have a material impact on the Consolidated Statements of Operations or net income (loss) per share.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(414)	$(869)	$414	$(3,420)
Shares used to compute basic net income (loss) per share	19,020	18,964	18,989	18,943
Dilutive potential common shares:
Stock options	—	—	316	—
Restricted stock units	—	—	134	—

Shares used to compute diluted net income (loss) per share	19,020	18,964	19,439	18,943

Basic and diluted net income (loss) per share	$(0.02)	$(0.05)	$0.02	$(0.18)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following components (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss), as reported	$(414)	$(869)	$414	$(3,420)
Unrealized gain (loss) on marketable securities	36	(173)	177	(456)

Comprehensive income (loss)	$(378)	$(1,042)	$591	$(3,876)

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

Securities, Available-for-Sale. In 2009, securities consist of money market funds, municipal bonds, as well as U.S. treasury, government and corporate debt securities. In 2008, securities included high-grade (i.e., AAA credit ratings) auction rate securities, in addition to money market funds, U.S. treasury, government and corporate debt securities. We classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned. Realized gains and losses on investments in securities are based on the specific identification method and are included in other income within the Consolidated Statements of Operations. Gross realized gains for the three and nine months ended September 30, 2009 were $64,000, compared to no realized gains in the three months ended September 30, 2008 and $109,000 for the nine months ended September 30, 2008. Realized losses of $0.2 million were incurred in the nine months ended September 30, 2008. No realized losses were incurred in 2009 or the three months ended September 30, 2008. The amortization, accretion and interest income are included in interest income within the Consolidated Statements of Operations. The following table sets forth the composition of securities available for sale as of September 30, 2009 and December 31, 2008 (in thousands):

As of September 30, 2009	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
U.S. treasury securities	2 or less	$4,083	$27	$—	$4,110
Municipal bonds	3 or less	204	—	—	204
Government sponsored entities	3 or less	4,421	8	(16)	4,413
Corporate debt securities	4 or less	9,326	138	(3)	9,461

		$18,034	$173	$(19)	$18,188

As of December 31, 2008	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
U.S. treasury securities	2 or less	$7,190	$74	$—	$7,264
Government sponsored entities	2 to 3	1,530	—	(16)	1,514
Corporate debt securities	3 or less	3,561	3	(83)	3,481
Auction rate securities	1 or less	2,500	—	—	2,500

		$14,781	$77	$(99)	$14,759

New Accounting Pronouncements

The FASB established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements issued for interim and annual periods ending after September 15, 2009. The Codification has changed the manner in which U.S. GAAP guidance is referenced, but did not have an impact on our consolidated financial position, results of operations or cash flows.

The FASB issued authoritative guidance regarding the fair value of financial instruments in April 2009, which we adopted on a prospective basis beginning April 1, 2009. The guidance extended the disclosures regarding the fair value of financial instruments to interim financial statements, but did not have an impact on our consolidated financial position, results of operations or cash flows.

The FASB issued authoritative guidance on subsequent events in May 2009, which we adopted on a prospective basis beginning April 1, 2009. The guidance is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date. The application did not have an impact on our consolidated financial position, results of operations or cash flows.

2. Financial Statement Details

Inventories consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$2,632	$1,997
Work-in-progress	3,474	3,056
Finished goods	1,594	520

	7,700	5,573
Less reserves for excess and obsolete inventories	(960)	(595)

	$6,740	$4,978

Property and equipment consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Machinery and equipment	$22,002	$24,743
Computers and software	2,223	3,955
Leasehold improvements	841	768

	25,066	29,466
Less accumulated depreciation and amortization	(14,228)	(16,038)

	$10,838	$13,428

Other accrued liabilities consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Radiopharmaceuticals and consumable medical supplies	$449	$507
Outside services and consulting	389	373
Professional fees	382	420
Facilities and related costs	274	400
Customer deposits	105	142
Other accrued liabilities	737	969

	$2,336	$2,811

3. Investments

We measure available-for-sale securities at fair value on a recurring basis. We measure fair value based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the FASB Codification establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. These levels, in order of highest priority to lowest priority, are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

The fair values of our available-for-sale securities were determined using the following inputs (in thousands):

	Fair Value Measurements at September 30, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. treasury securities	$4,110	$4,110	$—	$—
Municipal bonds	204	—	204	—
Government sponsored entities	4,413	—	4,413	—
Corporate debt securities	9,461	—	9,461	—

Total available-for-sale securities:	$18,188	$4,110	$14,078	$—

Our investments in U.S. treasury securities were valued based on publicly available quoted prices for identical securities as of September 30, 2009. Our investments in government sponsored entities and corporate debt securities were valued by a third party pricing vendor using proprietary valuation models and analytical tools. The inputs to these models related to similar instruments and were both objective and publicly available.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2009
	Gross Amount	Accumulated Amortization	Net Book Value
Intangibles subject to amortization:
Customer relationships	$2,600	$1,474	$1,126
Covenants not to compete	300	145	155
Patents	165	61	104

Total intangibles assets:	$3,065	$1,680	$1,385

	December 31, 2008
	Gross Amount	Accumulated Amortization	Net Book Value
Intangibles subject to amortization:
Customer relationships	$2,600	$1,083	$1,517
Covenants not to compete	300	100	200
Patents	165	49	116

Total intangible assets:	$3,065	$1,232	$1,833

All patents and their related amortization are recorded within the Product segment. All other intangible assets, including goodwill, and their related amortization expense are recorded within the DIS segment. The aggregate amortization expense related to intangible assets with finite lives for the three and nine months ended September 30, 2009 was $0.1 million and $0.4 million, respectively. Estimated future amortization expense related to intangible assets with finite lives at September 30, 2009 is as follows:

In Thousands
2009 (remaining 3 months)	$132
2010	429
2011	334
2012	236
2013	166
Thereafter	88

Total	$1,385

5. Warranty

We provide a warranty on certain of our products and accrue the estimated cost at the time revenue is recorded. Warranty expense is charged to Product cost of revenues. Substantially all of the warranty periods are 12 months before customer-sponsored maintenance programs begin. Warranty reserves are established based on historical experience with failure rates and repair costs and the number of systems covered by warranty. Warranty reserves are depleted as our cardiac gamma cameras are repaired. The costs consist principally of materials, personnel, and overhead. We review warranty reserves quarterly and, if necessary, make adjustments.

The activities in our warranty reserve consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$736	$765	$906	$930
Charges to cost of revenues	48	257	372	693
Costs applied to liability	(252)	(235)	(746)	(836)

Balance at end of period	$532	$787	$532	$787

6. Restructuring

Fiscal 2009 Restructuring Plan. As part of an ongoing review of current market conditions and internal operations, we reduced our workforce by approximately 25 positions in the third quarter of 2009. The reduction was designed to realign our manufacturing and overhead expenses to a lower level of camera sales resulting from a decline in hospital and physician group capital budgets as well as regulatory uncertainty in the healthcare system. As of September 30, 2009, we substantially completed our restructuring plan and incurred $125,000 and $109,000 of severance costs in the Product and DIS imaging segments, respectively, which were included in the restructuring loss line item within the Consolidated Statements of Operations in the third quarter of 2009. We do not anticipate significant additional costs to be incurred in connection with the restructuring plan.

Fiscal 2008 Restructuring Plan. In response to historical operating losses within our DIS business segment, we initiated a realignment of our imaging business in the fourth quarter of 2008 which we substantially completed as of March 31, 2009. The realignment of the DIS segment included the sale and closure of underperforming DIS hub locations, which has allowed us to better focus on improving hub performance of our existing hub locations and, in part, benefit from our Centers of Influence marketing model. These sales and closures involved the sale or abandonment of property and equipment and staff reductions at the hub locations impacted by the restructuring plans, as well as the reduction of certain management positions. The related restructuring charges are included in the restructuring loss line item within the Consolidated Statements of Operations of the DIS imaging segment.

Restructuring activity through September 30, 2009 consisted of the following (in thousands):

	Liability as of December 31, 2008	Nine months ended September 30, 2009			Liability as of September 30, 2009	Total costs incurred as of September 30, 2009	Total expected costs as of September 30, 2009
		Charges/ Adjustments	Cash Payments/ Adjustments	Non-cash Settlements
Restructuring charges:
Fiscal 2009 Restructuring Plan:
Severance	0	234	(38)	—	196	234	234
Fiscal 2008 Restructuring Plan:
Loss on property and equipment	$—	$(19)	$27	$(8)	$—	$978	$978
Severance	203	47	(170)	(80)	—	309	309
Lease obligations	39	76	(50)	—	65	115	115
Other	10	—	(10)	—	—	10	10

Total restructuring charges	$252	$338	$(241)	$(88)	$261	$1,646	$1,646

Severance costs that require no future performance or service are recorded at the time they are communicated to the affected employees. Losses on the sale or disposal of property and equipment are recorded when they are estimable or incurred. The majority of the losses pertained to property and equipment that were sold or disposed of in the quarters ended March 31, 2009 and December 31, 2008. Losses on leased property at the hub locations are recorded when the lease is abandoned. The lease abandonments occurred in the quarters ended March 31, 2009 and December 31, 2008.

7. Segments

Our reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the operating income contributed by each segment. The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K. Segment results are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Gross profit by segment:
DIS	$3,340	$2,719	$11,034	$8,498
Product	1,173	2,104	4,476	5,293

Consolidated gross profit	$4,513	$4,823	$15,510	$13,791

Income (loss) from operations by segment:
DIS	$63	$(1,243)	$1,302	$(3,775)
Product	(477)	262	(888)	(320)

Consolidated income (loss) from operations	$(414)	$(981)	$414	$(4,095)

Depreciation and amortization of tangible and intangible assets by segment:
DIS	$1,117	$1,385	$3,547	$4,110
Product	126	224	407	676

Consolidated depreciation and amortization	$1,243	$1,609	$3,954	$4,786

			As of September 30,
			2009	2008
Identifiable assets by segment:
DIS			$21,054	$29,505
Product			39,117	35,173

Consolidated assets			$60,171	$64,678

8. Income Taxes

As of December 31, 2008, we had unrecognized tax benefits of approximately $1.5 million. There has been no significant change in unrecognized tax benefits through September 30, 2009. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2003; however, our net operating loss and research credit carry-forwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of September 30, 2009.

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

Stock Repurchase Program

On February 4, 2009, our board of directors authorized a stock buyback program to repurchase up to an aggregate of $2.0 million of our issued and outstanding common shares. The timing of stock repurchases and the number of shares of common stock to be repurchased are in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The timing and extent of the repurchase depends upon market conditions, applicable legal requirements, and other factors. During the three and nine months ended September 30, 2009, we repurchased 240,000 and 449,000 shares of our common stock at a cost of $0.5 million and $0.8 million, respectively, at a weighted average price of $1.70 per share for the nine months ended September 30, 2009.

Compliance with Laws and Regulations

We are directly, or indirectly through our clients, subject to extensive regulation by the federal government, the states and foreign countries in which we conduct business. The healthcare laws applicable to us are complex and are subject to variable interpretations. We have established a compliance program to identify any compliance issues, correct any identified issues and assist us in remaining in compliance with the applicable healthcare laws, and have instituted other safeguards intended to help prevent any violations of the laws and to remedy any situations that could give rise to violations. While we believe that these measures will be successful in preventing any material adverse financial impact to us, compliance violations and the resulting fines, penalties or damages are subject to the interpretation of others and could occur.

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

Overview

We are a leading provider of diagnostic imaging products and personnel and equipment leasing services that improve patient care while driving positive healthcare economics. We designed and commercialized the first solid-state nuclear gamma camera for the detection of cardiovascular disease and other medical conditions. We manufacture both portable and fixed imaging systems, and provide enhanced operability, improved patient comfort and, in the case of our triple-headed Cardius® 3 XPO system, shorter image acquisition time when compared to traditional vacuum tube cameras. Our nuclear cameras fit easily into floor spaces as small as seven feet by eight feet and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting or within multiple departments of a hospital.

We generate revenues within two primary operating segments: our personnel and equipment leasing service business (Digirad Imaging Solutions, or “DIS”) and our Product segment. Through DIS, we offer a comprehensive personnel and equipment leasing services program as an alternative to purchasing a gamma camera or ultrasound equipment for physicians who wish to perform nuclear imaging, echocardiography, vascular ultrasound, or any combination of these procedures in their offices by leasing the imaging system, certified personnel and other support required to perform imaging in the physician’s office. The flexibility of our products and our DIS leasing service allows physicians more control over the diagnosis and treatment of their patients in their offices and to retain revenue from procedures they would otherwise refer elsewhere. DIS leasing services are primarily provided to cardiologists and internists who enter into annual contracts for personnel and equipment services delivered on a per-day basis. Our typical lease contracts provide service coverage ranging from once per month to five times per week. We experience some seasonality in our DIS business related to summer vacations, holidays and inclement weather, which historically has most negatively affected our third quarter. Our product revenue results primarily from selling solid-state gamma cameras and camera maintenance contracts. We sell our imaging systems to physician offices, hospitals, and imaging centers primarily in the United States, although we have sold a small number of imaging systems internationally.

Our Market

The target market for our products and services is comprised of approximately 26,000 cardiologists, 130,000 internal medicine physicians, as well as family practice physicians, and hospitals in the United States that perform or could perform nuclear cardiac and ultrasound procedures. As of September 30, 2009, we have provided imaging services through DIS to more than 900 physicians and physician groups. We have sold over 650 cameras through our Product segment. More than half of our DIS nuclear and ultrasound imaging customers are internal medicine physicians or other primary care practitioners, and the remainder are primarily cardiologists.

Our market has been negatively affected by declining reimbursements, pricing pressures, decreases in radiopharmaceutical supplies and continuing efforts by some third party payors to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications.

Trends and Drivers

The medical device industry, including the market for nuclear and ultrasound imaging systems and services, is highly competitive. Our business continues to be negatively affected by many factors, including declining healthcare reimbursement rates for cardiac imaging procedures, competition from alternative imaging modalities such as CT Angiography, competition from other small owner-operated mobile nuclear imaging providers, declining average selling prices for our Product offerings, and reduced availability of radiopharmaceuticals due to world-wide shortages. We expect each of these trends to continue in the foreseeable future. In 2009, we began to experience a decline in demand for our cameras, partially due to very limited hospital and physician group capital budgets, in addition to uncertainties related to upcoming changes in healthcare regulations and economic conditions.

Our primary focus for 2009 is, and has been, to improve both our profitability and our cash flow results. In the fourth quarter of 2008, we initiated a restructuring plan designed to create greater efficiency in our DIS business segment by selling or closing underperforming locations. This, combined with a more efficient management structure and a focus on attaining this goal, has contributed to the achievement of operating income and positive cash flow in DIS for the nine months ended September 30, 2009. In addition, we reduced our workforce in the third quarter of 2009 in an effort to improve the alignment of our manufacturing and overhead expenses with a lower level of camera sales, which will begin to produce cost savings in the fourth quarter of 2009 and beyond.

In our Product segment, we continue to build on our 2008 and early 2009 Product segment achievements by introducing new products targeted specifically at the larger physician practices and hospital market segments. In March 2009, we received U.S. Food and Drug Administration (FDA) 510(k) clearance for our new Cardius® X-ACT imaging system. Cardius® X-ACT is a rapid cardiac SPECT/VCT imaging system that features a low-dose volume computed tomography (VCT) attenuation correction system that significantly reduces artifacts in the images caused by overlying tissues increasing interpretive ease and accuracy. In October 2009, we introduced a new product called c*pax, a complete online fee-per-study cardiovascular information system, as a potential add-on companion for any of our nuclear cameras or ultrasound equipment. Our new c*pax product is a fully-integrated approach that reduces physicians’ capital costs, information technology support and maintenance costs.

First Nine Months of 2009 Financial Highlights

Our consolidated revenues were $53.2 million during the nine months ended September 30, 2009 (“2009”), which represented a decrease of $5.2 million, or 8.9%, over the comparable prior year period (“2008”) due to a decrease in revenue within both the Product and DIS segments. DIS revenue decreased $1.7 million, or 4.1%, due to the sale or closure of several underperforming locations in connection with our restructuring plan initiated in the fourth quarter of 2008. Product revenues decreased $3.5 million, or 21.2%, as economic factors and capital budget constraints of potential buyers contributed to a decline in the number of cameras sold from 54 cameras in the nine months ended September 30, 2008 to 35 cameras in the same period of 2009, and a shift in our gamma camera sales mix to a larger number of refurbished cameras. The decline in our camera sales revenues was partially mitigated by a 13.1% increase in maintenance contract revenues in 2009 compared to 2008.

We achieved positive cash flow, operating profit and net income for the nine months ended September 30, 2009 as a result of increased DIS segment gross profits, a reduction in our operating expenses and restructuring initiatives. Consolidated net income for the nine months ended September 30, 2009 was $0.4 million, compared to a net loss of $3.4 million during the same period in 2008, an improvement of $3.8 million. The improvement in DIS segment gross profits is attributable to increased utilization of our equipment and personnel, as well as a reduction in radiopharmaceutical costs.

Our DIS business currently operates in 19 states and the District of Columbia. In 2009, DIS operated 81 nuclear gamma cameras and 70 ultrasound imaging systems, compared to 102 nuclear gamma cameras and 62 ultrasound imaging systems in 2008. We are seeking to improve our overall profitability through more efficient utilization of our fleet of gamma cameras and ultrasound equipment. We measure efficiency by tracking system utilization, which is measured based on the percentage of days that our nuclear gamma cameras and ultrasound equipment are used to deliver services to customers out of the total number of days that they are available to deliver such services. System utilization increased to 63% in 2009, compared to 59% for 2008, primarily due to the closure of underperforming locations and the disposal of gamma cameras.

Results of Operations

The following table sets forth our results from operations expressed as percentages of revenues for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
DIS	76.2%	69.1%	75.8%	72.0%
Product	23.8	30.9	24.2	28.0

Total revenues	100.0	100.0	100.0	100.0
Total cost of revenues	73.3	76.1	70.8	76.4

Gross profit	26.7	23.9	29.2	23.6
Operating expenses:
Research and development	5.1	3.2	4.7	3.4
Marketing and sales	10.0	10.1	10.2	11.0
General and administrative	12.7	14.6	12.8	15.3
Amortization of intangible assets	0.8	0.9	0.8	0.9
Restructuring loss	1.1	—	0.6	—

Total operating expenses	29.7	28.8	29.1	30.6

Income (loss) from operations	(3.0)	(4.9)	0.1	(7.0)
Other income	0.6	0.6	0.7	1.1

Net income (loss)	(2.4)%	(4.3)%	0.8%	(5.9)%

Comparison of Three Months Ended September 30, 2009 and 2008

Revenues

Consolidated. Consolidated revenue was $16.9 million for 2009, which represents a decrease of $3.3 million, or 16.2%, compared to the prior year quarter, as a result of lower DIS and Product revenues. DIS revenue accounted for 76.2% of total revenues for 2009, compared to 69.1% for 2008. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue in future periods.

DIS. Our DIS revenue was $12.9 million for 2009, which represents a decrease of $1.1 million, or 7.5%, compared to the prior year quarter. The decrease resulted from the sale or closure of underperforming locations in connection with the restructuring plan initiated in the fourth quarter of 2008, partially offset by revenue increases from our current locations.

Product. Our Product revenue was $4.0 million for 2009, which represents a decrease of $2.2 million, or 35.6%, compared to the prior year quarter. The decrease in revenue resulted from fewer gamma camera sales and the lowering of average sales prices as our product sales mix was represented by a larger percentage of refurbished cameras. We believe that the decrease in gamma camera sales and the demand for refurbished cameras is due to the slowing economy, the reduction in available credit for potential buyers, lower levels of available capital budgets and continued downward pressure on healthcare imaging reimbursement rates. The decrease in revenue from the sale of fewer gamma cameras was partially offset by a 13.3% increase in maintenance contract revenues.

Gross Profit

Consolidated. Consolidated gross profit was $4.5 million for 2009, representing a decrease of $0.3 million, or 6.4%, compared to the prior year quarter. The decrease in consolidated gross profit is principally the result of fewer camera sales, offset slightly by an increase in Product maintenance contract gross profit and DIS gross profit due to the realignment of our DIS segment initiated in the fourth quarter of 2008, increased utilization of our DIS assets and personnel costs and other efficiency and cost improvements. Consolidated gross profit as a percentage of revenue increased to 26.7% for 2009 from 23.9% for 2008.

DIS. Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with the provision of services. Cost of DIS revenue was $9.6 million for 2009, representing a decrease of $1.7 million, or 14.9%, compared to the prior year quarter. The decrease in cost of DIS revenue is primarily a result of decreased labor, radiopharmaceutical, and depreciation costs predominantly attributed to the increased utilization of our personnel and assets. DIS gross profit was $3.3 million for 2009, which represents an increase of $0.6 million, or 22.8%. DIS gross profit as a percentage of revenue increased to 25.9% for 2009 from 19.5% for 2008. The improvement in operational performance is primarily associated with the realignment of the segment, which included the sale or closure of underperforming locations and a focus on selling within certain geographical areas, along with improved asset utilization.

Product. Cost of Product revenue primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Cost of goods sold for the Product segment was $2.9 million for 2009, representing a decrease of $1.3 million, or 31.2%, compared to the prior year quarter as fewer gamma cameras were sold and as our product sales mix was represented by a larger percentage of refurbished cameras. Product gross profit was $1.2 million for 2009, representing a decrease of

$0.9 million, or 44.2%, compared to the prior year quarter. Product gross profit as a percentage of revenue decreased to 29.1% for 2009 from 33.7% for 2008, primarily due to an increase in personnel and manufacturing overhead as a percentage of revenue caused by the reduction in camera sales.

Operating Expenses

Research and Development. Research and development expenses are the costs associated with the design, development and enhancement of our products, and consist of salaries, development material costs, facility and overhead costs, consulting fees, and non-recurring engineering costs. We continue to invest in research and development with a focus on innovation as we seek to improve our existing technology. In March 2009, we received U.S. Food and Drug Administration 510(k) clearance for our new Cardius® X-ACT imaging system. Research and development expenses were $0.9 million for 2009, which represents an increase of $0.2 million, or 32.1%, compared to the prior year quarter. The increase in research and development expenses was primarily attributable to higher personnel and development costs, as well as certain clinical evaluation costs related to our new Cardius® X-ACT imaging system. Research and development expenses were 21.5% of Product revenue for 2009 compared to 10.5% in 2008, an increase of 11% which is mainly due to the lower camera sales in 2009. We plan to invest further in our technology platform to penetrate new and existing market segments and attract new customers.

Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and trade show costs. Marketing and sales expenses were $1.7 million for 2009, representing a decrease of $0.3 million, or 16.6%, compared to the prior year quarter, principally as a result of lower personnel costs. Marketing and sales expenses were 10.0% of total revenue for 2009 compared to 10.1% for 2008.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology and executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $2.1 million for 2009, representing a decrease of $0.8 million, or 27.3% compared to the prior year quarter, principally as a result of lower personnel costs. General and administrative expenses were 12.7% of total revenue for 2009 compared to 14.6% for 2008.

Other Income

Other income consists primarily of interest income, net of interest and other expenses. Other income was unchanged from the prior year period.

Net Income (Loss)

Our net loss was $0.4 million for 2009 compared to a net loss of $0.9 million for 2008, an improvement of $0.5 million, primarily as a result of increased DIS segment gross profits and a reduction in our operating expenses. The reduction in our operating expenses was primarily achieved through the flattening of the management structure and other restructuring initiatives implemented by us in the fourth quarter of 2008 and the third quarter of 2009.

Comparison of Nine Months Ended September 30, 2009 and 2008

Revenues

Consolidated. Consolidated revenue was $53.2 million for 2009, which represents a decrease of $5.2 million, or 8.9%, over the prior year period, primarily as a result of lower DIS and Product revenues. DIS revenue accounted for 75.8% of total revenues for 2009, compared to 72.0% for 2008.

DIS. Our DIS revenue was $40.3 million for 2009, which represents a decrease of $1.7 million, or 4.1%, over the prior year period. The decrease resulted from the sale or closure of underperforming locations in connection with the restructuring plan initiated in the fourth quarter of 2008, partially offset by revenue increases from our current locations.

Product. Our Product revenue was $12.9 million for 2009, which represents a decrease of $3.5 million, or 21.2%, compared to the prior year period. We believe that economic factors, including the uncertainty in the credit market, lower levels of capital budgets available to our potential buyers and a slowing economy, as well as continued downward pressure on healthcare imaging reimbursement rates which resulted in decreased new gamma camera sales and an increase in refurbished camera sales. The decrease in revenue from the sale of fewer gamma cameras was partially offset by a 13.1% increase in maintenance contract revenues.

Gross Profit

Consolidated. Consolidated gross profit was $15.5 million for 2009, representing an increase of $1.7 million, or 12.5%, compared to the prior year period. The increase in consolidated gross profit is principally the result of the realignment of our DIS segment initiated in the fourth quarter of 2008, increased utilization of our DIS assets and other efficiency and cost improvements. Consolidated gross profit as a percentage of revenue increased to 29.2% for 2009 from 23.6% for 2008.

DIS. Cost of DIS revenue was $29.3 million for 2009, representing a decrease of $4.2 million, or 12.7%, over the prior year period, primarily due to decreased labor, radiopharmaceutical, depreciation, and maintenance costs. DIS gross profit was $11.0 million for 2009, which represents an increase of $2.5 million, or 29.8% compared to the prior year period. DIS gross profit as a percentage of revenue increased to 27.4% for 2009 from 20.2% for 2008. The improvement in operational performance is primarily associated with the realignment of the segment, which included the sale or closure of underperforming locations and a focus on selling within certain geographical areas, along with improved asset utilization.

Product. Cost of goods sold was $8.4 million for 2009, representing a decrease of $2.6 million, or 23.9%, compared to the prior year period. Product gross profit was $4.5 million for 2009, representing a decrease of $0.8 million, or 15.4%, compared to the prior year period. Product gross profit as a percentage of revenue increased to 34.8% for 2009 from 32.4% for 2008 as our product sales mix was represented by a larger number of refurbished cameras with higher margins, along with certain efficiency and cost improvements.

Operating Expenses

Research and Development. Research and development expenses were $2.5 million for 2009, which represents an increase of $0.5 million, or 27.1%, compared to the prior year period. The increase in research and development expenses was primarily attributable to higher personnel costs and development costs associated with the development of the Cardius® X-ACT imaging system and other products in the development pipeline. Research and development expenses were 19.3% and 12.0% of product revenue for 2009 and 2008, respectively.

Marketing and Sales. Marketing and sales expenses were $5.4 million for 2009, which represents a decrease of $1.0 million, or 15.7%, compared to the prior year period, principally as a result of lower personnel costs. Marketing and sales expenses were 10.2% of total revenue for 2009 compared to 11.0% for 2008.

General and Administrative. General and administrative expenses were $6.8 million for 2009 which represents a decrease of $2.2 million, or 24.2%, compared to the prior year period, principally as a result of lower personnel costs. General and administrative expenses were 12.8% of total revenue for 2009 compared to 15.3% for 2008.

Other Income

Other income consists primarily of interest income, net of interest and other expenses. The decrease in other income of $0.3 million is attributable to a decrease in interest rates.

Net Income (Loss)

Our net income was $0.4 million for 2009 compared to a net loss of $3.4 million for 2008, an improvement of $3.8 million, primarily as a result of increased DIS segment gross profits and a reduction in our operating expenses. The increase in DIS gross profit is primarily due to decreased labor, radiopharmaceutical, depreciation, and maintenance costs. The reduction in our operating expenses was primarily achieved through the flattening of the management structure and other restructuring initiatives implemented by us in the fourth quarter of 2008, the first quarter of 2009 and the third quarter of 2009.

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

As of September 30, 2009, we had cash, cash equivalents and securities available-for-sale of $31.1 million. We currently invest our cash reserves in money market funds, municipal bonds, as well as U.S. treasury, government and corporate debt securities. Based upon our current level of expenditures, we believe our current working capital, together with cash flows from operating activities, will be more than adequate to meet our anticipated cash requirements for working capital, debt service and capital expenditures for at least the next 12 months.

Net cash provided by operations totaled $3.4 million in 2009, primarily due to our ability to generate net income (adjusted for depreciation and other non-cash expenses) and the collection of accounts receivable, notwithstanding an increase in inventory. Net cash used in investing activities amounted to $3.2 million in 2009 and is primarily due to net purchases of securities available-for-sale, partially offset by the net proceeds from sales of fixed assets associated with our restructuring initiative. Net cash used in financing activities amounted to approximately $0.8 million in 2009, which primarily represents the repurchase of our common stock under a Rule 10b-18 plan. On February 4, 2009, our board of directors authorized a stock buyback program to repurchase up to an aggregate of $2.0 million of our issued and outstanding common shares. The timing of stock repurchases and the number of shares of common stock to be repurchased has been, and will be made, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 and will depend upon market conditions, applicable legal and contractual requirements, and other factors. Purchases under this program totaled $0.8 million during the nine months ended September 30, 2009.

The acquisition of assets and liabilities of Ultrascan may require additional consideration of cash and common stock of up to $3.9 million to be paid to the seller or its designees in the event that certain financial milestones are achieved through May 2011. The additional consideration will be added to goodwill if and when it is earned.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition and inventory valuation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. The accounting policies are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K.

New accounting requirements.

The FASB established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements. The Codification has changed the manner in which U.S. GAAP guidance is referenced, but did not have an impact on our consolidated financial position, results of operations or cash flows.

The FASB issued authoritative guidance regarding the fair value of financial instruments in April 2009, which we adopted on a prospective basis beginning April 1, 2009. The guidance increased the required disclosures on interim financial statements, but did not have an impact on our consolidated financial position, results of operations or cash flows.

The FASB issued authoritative guidance on subsequent events in May 2009, which we adopted on a prospective basis beginning April 1, 2009. The guidance is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date. The application did not have an impact on our consolidated financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenues may decline due to reductions in Medicare reimbursement rates and/or increased third party payor certification requirements.

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

Various proposals have been introduced in Congress to reduce reimbursement rates for the diagnostic tests performed by our purchase and lease customers. If passed as written, there will be a significant reduction in imaging reimbursement that will require us to quickly adapt our business model. If we are not able to quickly adapt, such as where change requires the submission of applications to government entities or third party payors, there could be a detrimental impact on our revenue.

The American Recovery and Reinvestment Act of 2009 (the stimulus bill) adopted in early 2009 contains provisions for federal use of radiology benefit managers (RBM) whose main goal is to limit the use of diagnostic imaging services, especially those not performed by radiologists. Private carriers are similarly adopting the services of these RBM’s that may require pre-certification, pre-authorization and other pre-service requirements or denials of the diagnostic imaging performed by our customers. These developments could have a detrimental impact on our revenues by either reducing the number of potential customers for our products or leasing services or leading to delays in new business activity.

We may incur additional losses due to the downturn in the U.S. economy.

Our revenues have been impacted, and may be significantly further impacted, by the downturn in the U.S. economy which may drive greater pricing pressures from our competition, further decrease the number of cameras that we are able to sell, or lead to disruptions in our supply chain, any or all of which could result in operating losses or negative cash flows. Further, we cannot assure that an improvement in economic conditions would result in an immediate improvement in our operating results or cash flows.

Our business is not widely diversified.

We sell products and lease our imaging systems and personnel primarily in the cardiac nuclear and ultrasound imaging markets. We may not be able to leverage our assets to diversify our products and services in order to generate revenue beyond the cardiac nuclear and ultrasound imaging markets in a timely manner. If we are unable to diversify our product and service offerings, our financial condition may suffer.

We compete against businesses that have different competitive strengths.

The market for cardiac nuclear imaging cameras continues to decrease, thereby making competition a greater challenge. Our competition has negatively impacted our sales prices and volume. Some of our competitors enjoy significant advantages over us, including greater name recognition, greater financial and technical resources, established relationships with healthcare professionals, larger distribution networks, and greater resources for product development as well as marketing and sales. Additionally, certain medical device companies have developed alternative portable cameras that directly compete with our product offerings. If we are unable to expand our current market share, our revenues could decline.

In addition, our DIS customers may switch to other service providers. Our DIS segment competes against small local, owner operated or regional businesses, some of whom have the advantage of a lower cost structure, and against imaging centers that install nuclear gamma cameras and make them available to physicians in their geographic vicinity. If these competitors are able to win significant portions of our business, our sales could decline significantly. Our financial condition could be adversely affected under such circumstances.

Our operations are highly dependent upon the availability of certain radiopharmaceuticals and third-party suppliers, thereby making us vulnerable to supply problems and price fluctuations, which could harm our business.

Our personnel and equipment leasing service involves the use of certain radiopharmaceuticals. We have experienced disruptions in the supply of these radiopharmaceuticals which have caused us to cancel services that would have otherwise been provided. If we are unable to obtain an adequate supply of the necessary radiopharmaceuticals, we may be unable to lease our personnel and equipment through our DIS operations and our business may be harmed.

During 2009, there was a significant reduction in the availability of radioactive medical isotopes worldwide. For example, a nuclear reactor in Chalk River, Ontario, which supplies 50% of certain medical isotopes to the United States market, is currently off-line for repairs and will not return to service before late 2009 or early 2010. The lack of production of radiopharmaceuticals in Canada has exacerbated an already short supply of medical isotopes worldwide. Continued shortages could affect our DIS business by reducing the number of days of service or moving physicians toward alternate imaging modalities. Our financial condition could be adversely affected under such circumstances.

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

Failure to retain qualified technologists could limit our growth and adversely affect our business.

Our future growth and ability to generate profits depends, in part, upon our ability to identify, hire, and retain nuclear medicine technologists, certified cardiographic technicians, and ultrasound technologists. The inability to retain such employees would diminish the knowledge and experience that we, as an organization, possess and might delay or prevent the achievement of our objectives. Hiring qualified technical personnel may be difficult due to the limited number of qualified candidates and the intense competition for these types of employees. Furthermore, we have historically suffered high employee turnover in regards to imaging technologists. If we are unable to reduce employee turnover, our business and financial condition may be adversely affected.

Our quarterly and annual financial results are difficult to predict and are likely to fluctuate from period to period.

We have historically experienced seasonality in the leasing services offered by our DIS operations. While our physicians are obligated to pay us for all lease days to which they have committed, our contracts permit some flexibility in scheduling when services are to be performed. We cannot predict with certainty the degree to which seasonal circumstances such as the summer slowdown, winter holiday vacations and weather conditions may affect the results of our operations. We have also experienced fluctuations in demand of our cardiac nuclear gamma cameras due to economic conditions, capital budget availability or other financial or business reasons. In addition, due to the way that customers in our target markets acquire our products, a large percentage of our camera orders are booked during the last month of each quarterly accounting period. As such, a delivery delay of only a few days may significantly impact our quarter-to-quarter comparisons. Moreover, the sales cycle in our Product segment for our cameras is typically lengthy, which may cause us to experience significant revenue fluctuations. For these reasons, quarterly and annual sales and operating results may vary in the future. Therefore, period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Because of these and other factors, our operating results in one or more future reporting periods may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline significantly.

Our common stock is thinly traded and our options plan could affect the trading price of our common stock.

Our common stock is thinly traded and any significant sales of our common stock may cause volatility in our common stock price. We also have registered shares of common stock that we may issue under our employee benefit plans or from our treasury stock. Accordingly, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. If any of these stockholders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. Stockholders holding a significant amount of our common stock will be able to significantly influence matters requiring approval by our stockholders, possibly including the election of directors and the approval of mergers or other business combination transactions.

We spend considerable time and money complying with federal and state laws, regulations and other rules, and if we are unable to comply with such laws, regulations and other rules, we could face substantial penalties.

We are directly, or indirectly through our clients, subject to extensive regulation by both the federal government and the states in which we conduct our business, including: the federal Medicare and Medicaid anti-kickback laws and other Medicare laws, regulations, rules, manual provisions, and policies that prescribe the requirements for coverage and payment for services performed by us and our DIS customers; the federal False Claims statutes; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA; the Stark Law; the federal Food, Drug and Cosmetic Act; federal and state radioactive materials laws; state food and drug and pharmacy laws and regulations; state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians; state scope-of-practice laws; and federal rules prohibiting the mark-up of diagnostic tests to Medicare under certain circumstances. If our DIS customers are unable or unwilling to comply with these statutes, regulations, rules and policies, utilization rates of our services and products could decline and our business could be harmed.

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

Our manufacturing operations and executive offices are located at a single facility that may be at risk from fire, earthquakes or other disasters.

Our manufacturing operations and executive offices are located in a single facility in Poway, California, near known fire areas and earthquake fault zones. Any future natural disaster could cause substantial delays in our operations, damage to our manufacturing equipment and inventory, and cause us to incur additional expenses. Although we have taken precautions to insure our facilities and continuing operations, this may not be adequate to cover our losses in any particular case. A disaster could significantly harm our business and results of operations.

The medical device industry is litigious, which could result in the diversion of our management’s time and efforts, and require us to pay damages which may not be covered by our insurance.

Our operations entail risks of claims or litigation relating to product liability, radioactive contamination, patent infringement, trade secret disclosure, warranty claims, product recalls, property damage, misdiagnosis, personal injury and death. Any litigation or claims against us, or claims we bring against others, may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of our management from our core business and harm our reputation. We may incur significant liability in the event of any such litigation, regardless of the merit of the action. If we are unable to obtain insurance, or if our insurance is inadequate to cover claims, our cash reserves and other assets could be negatively impacted. Additionally, costs associated with maintaining our insurance could become prohibitively expensive, and our ability to become profitable could be diminished.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 4, 2009, our Board of Directors approved a stock repurchase program whereby we may, from time to time, purchase up to $2.0 million worth of our common stock in the open market, in privately negotiated transactions or otherwise, at prices that we deem appropriate. The plan has no expiration date. Details of purchases made during the nine months ended September 30, 2009 are as follows:

	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
Period:
February 4, 2009 — February 28, 2009	8,700	$0.98	8,700	$1,991,474
March 1, 2009 — March 31, 2009	2,600	0.99	11,300	1,988,900
May 1, 2009 — May 31, 2009	183,500	1.29	194,800	1,758,352
June 1, 2009 — June 30, 2009	14,300	1.29	209,100	1,740,438
August 1, 2009 — August 30, 2009	226,118	2.07	435,218	1,279,640
September 1, 2009 — September 30, 2009	14,000	2.14	449,218	1,250,085

Nine months ended September 30, 2009:	449,218	$1.70	449,218	$1,250,085

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

DIGIRAD CORPORATION

Date: October 22, 2009	By:	/s/ TODD P. CLYDE
Todd P. Clyde
President and Chief Executive Officer (Principal Executive Officer)

Date: October 22, 2009	By:	/s/ RICHARD B. SLANSKY
Richard B. Slansky
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Restated Bylaws

4.1(3)	Form of Specimen Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q originally filed with the Securities and Exchange Commission on August 11, 2004, as amended thereafter, and is incorporated herein by reference.
(2)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007, and is incorporated herein by reference.
(3)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter, and is incorporated herein by reference.
(4)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2004, and is incorporated herein by reference.