Form 10-K
period 2009-12-31
DIGIRAD CORP
filed 2010-02-11
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing stock price of the Common Stock reported on the NASDAQ National Market on June 30, 2009 was approximately $35.4 million. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of January 27, 2010 was 19,024,205.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end December 31, 2009 are incorporated by reference into Part III of this report.

DIGIRAD CORPORATION

FORM 10-K—ANNUAL REPORT
For the Fiscal Year Ended December 31, 2009

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

Corporate Information

Digirad Corporation was incorporated in Delaware in 1997. Unless the context requires otherwise, in this report the terms “we,” “us” and “our” refer to Digirad® Corporation and our wholly-owned subsidiaries, Digirad Imaging Solutions®, Inc. and Digirad Ultrascan Solutions, Inc. and their predecessors.

Item 1. Business

Overview

We are a leading provider of diagnostic imaging products and personnel and equipment leasing services that improve patient care while driving positive healthcare economics. We designed and commercialized the first solid-state nuclear gamma camera for the detection of cardiovascular disease and other medical conditions. Our imaging systems are sold in a portable or a fixed configuration, and provide enhanced operability, improved patient comfort and, in the case of our triple-headed Cardius® 3 XPO system and Cardius® X-ACT System, provide shorter image acquisition time when compared to traditional vacuum tube cameras. Our nuclear cameras fit easily into floor spaces as small as seven feet by eight feet and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting, or within multiple departments of a hospital.

We generate revenues within two primary operating segments: our personnel and equipment leasing service business (Digirad Imaging Solutions, or “DIS”) and our Product segment. Through DIS, we offer a comprehensive personnel and equipment leasing services program as an alternative to purchasing a gamma camera or ultrasound machine for physicians who wish to perform nuclear imaging, echocardiography, vascular ultrasound, or any combination of these procedures in their offices by leasing the imaging system, certified personnel and other support required to perform imaging in the physician’s office. The flexibility of our products and our DIS leasing service allows physicians more control over the diagnosis of their patients in their offices and to earn revenue from procedures they would otherwise refer elsewhere. DIS leasing services are provided primarily to cardiologists and internists who enter into annual contracts for personnel and equipment services delivered on a per-day basis. Our typical lease contracts provide service coverage ranging from once per month to three times per week. We experience some seasonality in our DIS business related to summer vacations, holidays and inclement weather, which historically has most negatively affected our third quarter.  Our Product revenue results primarily from selling solid-state gamma cameras and from servicing cameras. We sell our imaging systems to physician offices, hospitals, and imaging centers primarily in the United States.  We have sold a small number of imaging systems internationally.

During 2009, we achieved our goals in attaining profitability and positive cash flow despite a downturn in the economy, declines in reimbursement rates from federal healthcare programs, and a shortage of radiopharmaceuticals used in the leasing of equipment.  Our consolidated operating profit, after adding back restructuring losses, increased by $7.7 million to $0.1 million in 2009, and we increased our cash by $3.5 million to $31.8 million.  Our achievements were the direct result of greater efficiencies created by selling or closing underperforming DIS hub locations, flattening the management structure, and continuing our focus on creating more leverage from our Centers of Influence (COI) strategy, which pairs DIS and leading academic or regional medical centers with community-based physicians in locations with high potential for growth.  Our consolidated revenues were $69.6 million during 2009, which represented a 13% decrease compared to the prior year, primarily driven by the sale or closure of underperforming hub locations and a decrease in gamma camera sales.

In 2010, we will continue our focus on profitability and positive cash flow.  In the first quarter of 2010, we restructured our DIS organization into nine territories to provide greater autonomy and control over local sales and operations activities.  We expect this structure will offer greater efficiencies and adaptability to local market needs and conditions.  To offset expected reimbursement declines for cardiovascular imaging procedures in 2010, we intend to implement new types of services, including ultrasound equipment that will expand our available product offerings in many of our service areas and increase the potential maximum daily patient volume. We expect to provide greater value in our services channel via strategic and technological initiatives. In our Product segment, we expect to introduce our products for sale and expand our market share by leveraging our growing installed base of satisfied Cardius® X-ACT customers and introducing a new general imaging product.

Market Opportunity

Nuclear Imaging

Nuclear imaging is a form of diagnostic imaging in which depictions of the internal anatomy or physiology are generated primarily through non-invasive means. Diagnostic imaging facilitates the early diagnosis of diseases and disorders, often minimizing the scope, cost and amount of care required and reducing the need for more invasive procedures. Currently, five major types of non-invasive diagnostic imaging technologies are available: x-ray, magnetic resonance imaging, computerized tomography, ultrasound, and nuclear imaging.  The most widely used imaging acquisition technology utilizing gamma cameras is single photon emission computed tomography, or SPECT. All of our current gamma cameras employ SPECT methodology.

According to industry sources, (despite the improving image quality and increasing utilization rates of competing modalities such as computed tomography (CT), positron emission tomography (PET), and magnetic resonance imaging (MRI), and diagnostic procedures such as CT angiography), SPECT procedures performed with gamma cameras will continue to be used for a substantial number of cardiac-specific nuclear imaging procedures.  We believe continued utilization will be driven by patients having easier access to nuclear medicine services at physicians’ offices, lower purchase and maintenance costs, a smaller physical footprint, and easier service logistics of gamma cameras. In an emerging trend in cardiology, SPECT technologies are being integrated with other imaging modalities, to form hybrid imaging modalities, such as SPECT/CT, resulting in improved clinical quality and diagnostic certainty.

Clinical Applications for Nuclear Imaging

Nuclear imaging is used primarily in cardiovascular, oncological and neurological applications. Nuclear imaging involves the introduction of very low-level radiopharmaceuticals into the patient’s bloodstream. The radiopharmaceuticals are specially formulated to concentrate temporarily in the specific part of the body to be studied. The radiation signals emitted by the materials are then converted into an image of the body part or organ. Nuclear imaging has several advantages over other diagnostic imaging modalities, showing not only the anatomy or structure of an organ or body part, but also its function including blood flow, organ function, metabolic activity and biochemical activity.  Cardiologists and an increasing number of internists and other physicians purchase our cameras or subscribe to our services for in-office cardiac imaging for these advantages.

Ultrasound Imaging

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

Clinical Applications for Ultrasound Imaging

Ultrasound is one of the most widely used imaging techniques in the United States with over 125,000 installations and more than 90 million procedures performed annually. Ultrasound imaging is used primarily in obstetrics, internal medicine, cardiovascular and vascular applications. Ultrasound imaging involves the transmission and detection of sound waves into and from a patient’s body. The sound waves transmitted by the ultrasound system are then converted into an image of the body part or organ. Ultrasound imaging also shows the anatomy or structure of many internal organs or body parts, as well as key functional or physiological information—including blood flow, wall motion and organ function. Our ultrasound services are used by an increasing number of cardiologists, internists and other physicians for in-office echocardiography and vascular imaging.

Our Equipment and Personnel Leasing Services

DIS offers portable nuclear and ultrasound imaging equipment services and personnel leasing services. We have obtained Intersocietal Commission for Nuclear Cardiology Labs (ICANL) accreditation for our service, composed of an imaging system, a certified nuclear medicine technologist and a certified stress technician or registered nurse, the supply of radiopharmaceuticals, and required licensure for the performance of nuclear imaging procedures under the supervision of physicians. Our service infrastructure provides radioactive materials licensing policies and procedures, quality assurance, a staff of radiation safety officers, coordinated billing services, and a compliance plan to help ensure adherence to applicable state and federal regulations. A separate leasing program called DigiTech Professional Services allows physicians who have purchased a Digirad camera to lease all of these components with the exception of the camera. DIS’ customers are cardiologists, primary care physicians, multi-practice groups and, on a more limited basis, hospitals and clinics. We provide our physicians with more control over their patients’ diagnosis and treatment, as well as incremental revenue opportunities and speed of response from services they would otherwise refer to a hospital or imaging center. Physicians can tailor their nuclear imaging expenses to their practice needs and patient volumes. The ultrasound imaging service is similar in that we provide the ultrasound equipment and one technologist. We have obtained accreditation for our ultrasound division by the Intersocietal Commission for Echocardiography Labs (ICAEL).

Our portable leasing operations use a “hub and spoke” model in which centrally located regional hubs anchor multiple van routes in the surrounding metropolitan areas. At our DIS hubs, clinical personnel load the equipment, radiopharmaceuticals and other supplies onto specially equipped vans for transport to the physician’s office, where they set up the equipment for the day. After quality assurance testing, a technologist under the physician’s supervision will gather patient information, inject the patient with a radiopharmaceutical, and then acquire the images for interpretation by the physician. Our technologists furnish the physician with applicable paperwork and billing information for all patients.

We provide leasing services under annual contracts for services delivered on a per-day basis. Under these agreements, physicians pay us a fixed amount for each day and they commit to the scheduling of a minimum number of lease days during the lease term, which runs for at least one year. The same fixed payment amount is due for each day regardless of the number of patients seen or the reimbursement or payment obtained by the physician.

Our Products

We sell a line of solid-state gamma cameras and accessories for general nuclear imaging and specific clinical-application imaging. One of the unique aspects of our camera is its upright design, which allows our patients to be seated comfortably throughout the procedure. Instead of the conventional camera that rotates around a patient while the patient is lying down, our chairs slowly rotate the patient while the patient is comfortably seated. This ensures that the camera is always positioned at the center of the heart. Image acquisition begins with the patient slowly rotating in front of the camera’s detector head. The duration of the acquisition is a function of the patient’s body mass, whether the test is performed with the heart at rest or under stress, the amount of the radiopharmaceutical injected and the number of camera detectors on the system.

Our Cardius® XPO family of cardiac SPECT imagers feature modern solid-state technology that delivers high clinical performance and makes it possible to image patients weighing up to 500 pounds in compact, lightweight and portable designs. The Cardius® XPO single, dual and triple-head imaging systems (namely, the Cardius®1 XPO, Cardius®2 XPO and Cardius®3 XPO) can be installed in rooms as small as seven feet by eight feet, and the systems generally do not require expensive room modifications or electrical changes. The XPO systems are available with optional nSPEED rapid image acquisition packages which offer up to two times greater acquisition efficiency for cardiac SPECT imaging, the ability to improve clinical quality, or the ability to reduce the radiation dosage to patients in half for a typical procedure. In the case of the Cardius® 3 XPO imager, image acquisition speed is 38% faster than that of a competing dual head camera. We currently offer both portable and stationary configurations.

This year, we began to offer a new product: the Cardius® X-ACT camera. This camera uses the Cardius® 3 XPO solid-state detectors with an x-ray tube, and is setting a new clinical standard for cardiac SPECT with attenuation correction. The X-ACT approach exploits the high-count rate capabilities of solid-state detectors and takes advantage of the full 24-inch wide triple-head detector geometry to eliminate truncation in the attenuation scan. The imaging system offers the benefits of high precision, faster speed and ultra-low patient dose.  X-ACT systems have already been sold to a number of leading hospitals.

Our 2020tc imager is a portable, single-head gamma camera that is compact and lightweight. The camera is used for general purpose planar imaging procedures including static bone scans, liver scans, renal scans, lung scans, gastric emptying, multi-gated cardiac studies (MUGA), brain flow, and thyroid imaging. We sell this camera to hospitals as a secondary camera to increase the capacity of the general nuclear medicine department, or to perform portable studies bedside in CCU, ICU, ER, surgery, pediatrics or regular patient floors. The system provides the flexibility to image within multiple departments using a single asset.

Camera Maintenance Contracts. We service our domestic customers’ cameras remotely through high-speed Internet access and dial-up connections that facilitate system diagnosis from our facilities. When physical repair is required, our modular designs and part replacement capability allow our field service engineers to perform field repairs that minimize customer downtime. We also employ applications specialists to train our customers and provide technical support on the use of our products.

Competitive Strengths

We believe that our position as a market leader in the nuclear cardiac imaging market is a product of the following competitive strengths:

●
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

●
Portable Applications through Reduced Size and Weight. Digirad’s cameras, depending on the model, weigh anywhere from 450 to 900 pounds.  Competitive anger photomultiplier tube-based technology cameras generally weigh 2 to 5 times as much.  Our dedicated cardiac imagers require a floor space of as little as seven feet by eight feet and generally can be installed without facility renovations.  Our portable cameras are ideal for mobile operators or practices desiring to service multiple office locations or imaging facilities, and for use in our DIS in-office service business.

●
Speed and Image Quality. We believe our Cardius® 3 XPO and X-ACT rapid imaging dedicated cardiac cameras can acquire images up to 38% faster than conventional fixed 90 dual-head vacuum tube camera designs, while maintaining the same image quality.  Increased imaging speed optimizes workflow and resource utilization.  Customers that purchase nSPEED rapid image acquisition software may increase the acquisition speed by a factor of two, improve clinical quality or reduce the patient radiation dose by half.  Use of rapid imaging systems, combined with nSPEED, gives Digirad an efficiency advantage over other mobile service providers.

●
Fully-Integrated low dose SPECT/VCT Technology.  The interest in our new low dose volume CT attenuation correction X-ACT system has increased significantly since its release in mid-2009.  With demonstrated performance and high customer satisfaction at eight luminary sites in the USA during 2009, we have seen the level of interest and number of sales opportunities increase.

●
Improved Patient Comfort and Utilization. We believe the upright and open architecture of our patient chair can reduce patient claustrophobia and increase patient comfort when compared to traditional vacuum tube-based imaging systems, the majority of which require the patient to lie flat and have detector heads rotate around the patient.  Upright imaging positioning also reduces false indications that can result from organs pushing-up against the heart while patients lie on their backs.  Our Cardius® XPO camera series allows for the imaging of patients weighing up to 500 pounds.

●
Broad Portfolio of Cardiovascular Imaging Services.  We have the ability to offer nuclear cardiology, echocardiography and vascular imaging services.  Our ability to offer multiple services strengthens our competitive position and expands our revenue potential.  The depth of services offered varies depending on the local market opportunity, availability of personnel and credentialing requirements in the individual markets.

●
Unique Dual Sales and Leasing Service Offering.  We sell imaging systems to physicians who wish to perform nuclear imaging in their facilities and manage the related service logistics. Through DIS, we offer both nuclear and ultrasound services in which we lease our systems and certified personnel to physicians on an annual basis in flexible increments, ranging from one day per month to several days per week without requiring them to make a capital investment, hire personnel, obtain licensure, or manage other logistics associated with operating a nuclear imaging site.

●
Intellectual Property Portfolio. We have developed an intellectual property portfolio that includes product, component and process patents covering various aspects of our imaging systems. As of December 31, 2009, we had 31 issued U.S. patents and an additional 12 pending U.S. patent applications. In addition to our patent portfolio, we have developed proprietary manufacturing, business know-how, and trade secrets that provide us with a competitive advantage.

Business Strategy

We intend to achieve and maintain profitability and generate consistent positive cash flow via the following:

●
During 2010, we expect to make changes to our DIS business model and to our physician-customer partnerships in order to stabilize our DIS business and absorb the impact of the 2010 reimbursement declines in cardiac nuclear imaging (36% reduction) and cardiac ultrasound (10% reduction). We expect to provide greater value in our service channel via strategic and technological initiatives design to increase revenue per day for the physician.

●
Increased Market Share in Camera Sales. Although the overall market for sales of cardiac-specific gamma cameras has declined, we intend to increase our market share of the cardiac-specific nuclear market, particularly in hospitals and large physician practices. We anticipate that our growing installed base of our Cardius® X-ACT product, introduced in 2009, will allow us to make inroads into the larger physician practices and expand our market share in 2010 and beyond.

Manufacturing

We manufacture our gamma cameras and employ a strategy that combines our internal design expertise and proprietary process technology with strategic outsourcing.  Outsourcing the manufacturing of certain components of our cameras has resulted in cost efficiencies.  We perform subassembly and final system performance tests at our facility.  In addition, suppliers of our critical materials, components and subassemblies undergo ongoing quality audits by us.

During 2009, we achieved additional cost efficiencies by implementing Lean Six Sigma projects on key processes to reduce manufacturing variances.  We use enterprise resource planning and collaborative software to increase efficiency in the handling and security of inventory, purchasing, and billing.  In 2009, new forecasting software was implemented allowing separate planning for service demand and product demand with improved accuracy.

We and our third-party manufacturers are subject to FDA Quality System Regulations, state regulations such as those promulgated by the California Department of Health Services, and standards set by the International Organization for Standardization, or ISO.  We are currently certified to the ISO 13485:2003 quality standard.  In 2009, we received certification authorizing CE Marking of our Cardius® XPO and 2020tc family of gamma cameras.  The CE Mark is a requirement for realizing sales in many international markets.

Competition

The medical device industry, including the market for nuclear and ultrasound imaging systems and services, is highly competitive. Our business in the private practice sector continues to face the challenge of a decline in demand for nuclear imaging equipment and services, which we believe reflects the impact of the Deficit Reduction Act on the reimbursement environment and proposed 2010 Healthcare Reform proposals, as well as competition from new nuclear gamma camera products and competing imaging modalities, such as CT angiography, positron emission tomography and hybrid technologies. We believe that the principal competitive factors in our market include acceptance by physicians, qualification for reimbursement, pricing, ease of use, reliability and mobility.  In addition, we must maintain the technical leadership of our gamma cameras and must have an effective marketing and distribution strategy.

In providing DIS lease services, we compete against many smaller local and regional nuclear and/or ultrasound providers, often owner-operators with lower cost operations. The fixed-installation operators often utilize used equipment and the mobile operators may use older Digirad single-head cameras or newer dual-head cameras.  Digirad is the only mobile provider equipped with triple-head mobile systems.  Competing operators place new or used cameras into physician offices and then provide the staffing, supplies and other support as an alternative to a DIS lease. In addition, we compete against imaging centers that install nuclear gamma cameras and make them available to referring physicians in their geographic vicinity.

In selling our imaging systems, we compete against several large medical device manufacturers who offer a full line of imaging cameras for each diagnostic imaging technology, including x-ray, MRI, CT, ultrasound and nuclear medicine, or SPECT/CT and PET/CT hybrid imaging. The existing nuclear imaging systems sold by these competitors have been in use for a longer period of time than our products and are more widely recognized and used by physicians and hospitals for nuclear imaging. Additionally, certain medical device companies are developing solid-state gamma cameras which may directly compete with our product offerings. Many of the  larger multi-modality competitors enjoy significant competitive advantages over us, including greater name recognition, greater financial and technical resources, established relationships with healthcare professionals, more elaborate distribution networks, additional lines of products and the ability to bundle products to offer discounts, and greater resources for product development and marketing and sales.

Sales

We maintain two sales organizations, Product sales and DIS sales, which operate independently.  The sales teams work together to ensure that our customers make the right decisions in purchasing a gamma camera or leasing personnel and equipment. DIS sales teams were aligned with the three geographic regions we have established, which were then split into nine territories beginning in the first quarter of 2010 in order to better serve local market needs. Our nuclear and ultrasound imaging business currently has fourteen dedicated Territory Managers led by the Vice President of Sales. DIS expects to increase market penetration by executing new quantitative profiling approaches to identifying suitable physician practices and by expanding the breadth of available imaging services in select markets to include nuclear medicine, echocardiography, and vascular. The Product team is divided into nine territories, each managed by a Regional Sales Specialist.  The specialists sell directly and work closely with distributors in many of the regions. They focus on hospitals, cardiology practices and large primary care multi-specialty groups.

Research and Development

As of December 31, 2009, our research and development staff consisted of 16 employees. We have a long and extensive commitment to research and development, including an established history in developing innovative solid-state gamma cameras.  We have an established core competency in the development of silicon photodiodes and related scintillator assemblies, signaling processing electronics and image processing software, which are the core technologies of our gamma cameras.  In March 2009, we announced that we had received U.S. Food and Drug Administration (FDA) 510(k) clearance for our new Cardius® X-ACT camera. The X-ACT camera utilizes a patent pending x-ray technology to provide attenuation correction information for the SPECT reconstruction.

Our research and development efforts are primarily focused in the near term on developing further enhancements to our existing products as well as developing our next generation products. Our objective is to increase the image quality, sensitivity and reliability of our imaging systems. Our research and development expense was $3.4 million, $2.8 million, and $3.1 million in 2009, 2008, and 2007, respectively.

Government Regulation

We must comply with a mosaic of federal and state laws and regulations. Violations of such laws and regulations can be punishable by criminal, civil and/or administrative sanctions, including, in some instances, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid. Federal and state governmental agencies are continuing heightened enforcement efforts in the healthcare industry, and whistleblower cases are becoming more common. Accordingly, we maintain a vigorous compliance program and a hotline that permits our personnel to report violations anonymously, if they wish. Our compliance committee, consisting of senior management and our staff attorney, meets regularly to provide oversight of our compliance initiatives. We also conduct periodic audits to help ensure compliance with applicable laws.

The following is a summary of some of the laws and regulations governing our business:

(1) Anti-Kickback Laws. The Medicare/Medicaid Patient Protection Act of 1987, as amended, which is commonly referred to as the Anti-Kickback Statute, prohibits us from knowingly and willingly offering, paying, soliciting or receiving any form of remuneration in return for the referral of items or services, or to purchase, lease, order or arrange for or recommend purchasing, leasing or ordering any good, facility service or item, for which payment may be made under a federal healthcare program. Violation of the federal anti-kickback law is a felony, punishable by criminal fines and imprisonment for up to five years or both, and can result in civil penalties and exclusion from participation in healthcare programs such as Medicare and Medicaid.  Many states have adopted similar statutes prohibiting payments intended to induce referrals of products or services paid by Medicaid or other nongovernmental third-party payors.

(2) Physician Self-Referral Laws. Federal regulations commonly referred to as the Stark Laws prohibit physician referrals of Medicare or Medicaid patients to an entity for certain designated health services if the physician or an immediate family member has an indirect or direct financial relationship with the entity, unless an exception applies. We believe that referrals made by our physician customers generally should be eligible to qualify for the “in-office ancillary services” exception to the Stark Laws, provided that the services are provided or supervised by the physician or a member of his or her “Group Practice,” as that term is defined under the Stark Laws, the services are performed in the same building in which the physicians regularly practice medicine, and the services are billed by or for the “Group Practice.” Violations of the Stark Laws may lead to the imposition of penalties and fines, the exclusion from participation in federal healthcare programs, and liability under the federal False Claims Act and its whistleblower provisions. Many states have adopted similar statutes prohibiting self-referral arrangements that cover all patients and not just Medicare and Medicaid patients.

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

(4) HIPAA. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits schemes to defraud healthcare benefit programs and fraudulent conduct in connection with the delivery of, or payment for, healthcare benefits, items or services. HIPAA also establishes standards governing electronic healthcare transactions and protecting the security and privacy of individually identifiable health information. Some states have also enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA.

The American Recovery and Reinvestment Act of 2009, enacted February 17, 2009 made significant changes to HIPAA privacy and security regulation.  Effective February 17, 2010, we are regulated directly under all of the HIPAA rules protecting the security of electronic individually identifiable health information and many of the rules governing the privacy of such information.  In addition, the statute significantly increases and strengthens the penalties and enforcement of the HIPAA privacy and security rules.

(5) Medical Device Regulation. The FDA classifies medical devices, such as our cameras, into one of three classes, depending on the degree of risk associated with the device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risk are placed in either class I or II, which generally requires the manufacturer to submit to the FDA a pre-market notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Devices deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring an approved Premarket Approval Application (PMA).  Our cameras are Class II medical devices which have been cleared for marketing by the FDA. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use requires a new 510(k) clearance. The FDA requires each device manufacturer to determine whether a modification requires a new clearance or approval, but the FDA can disagree with a manufacturer’s determination. If so, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval is obtained. We are also subject to post-market regulatory requirements relating to our manufacturing process, marketing and sales activities, product performance and medical device reports related to deaths and serious injuries associated with our products.

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

Patents

We have developed a patent portfolio that covers our overall products, components and processes. As of December 31, 2009, we had 31 issued U.S. patents and 12 pending U.S. patent applications. The issued and pending patents cover, among other things, aspects of solid-state radiation detectors including our photodiodes, signal processing, and system configuration. Our issued patents expire between December 23, 2014 and October 20, 2029. We have multiple patents covering unique aspects and improvements for many of our products. We have entered into a royalty-bearing license for one U.S. patent with a third party, where we are the licensee, for exclusive use in nuclear imaging (subject to certain reservation of rights by the U.S. Government).  In addition to our solid-state detector and photodiode technology patents, we hold specific patents for an alternative solid-state method using Cadmium Zinc Telluride that we previously pursued for use in gamma cameras. While each of our patents applies to nuclear medicine, many also apply to the construction of area detectors for other types of medical imagers and imaging methods.

Trademarks

As of December 31, 2009, we hold trademark registrations in the United States for the following marks: 2020tc IMAGER®, AcqSmart®, CardiusSST®, Digirad®, Digirad Imaging Solutions®, DigiServ®, FlexImaging®, Cardius®, nSPEED®, SPECTour®, SPECTpak Plus®, Solidium® , DigiServ®, and  DigiTech®,  We have trademark applications pending in the United States for the following marks: SeeQuanta™, Stasys™, Cardius® X-ACT, and TruAcq CountBased Imaging™. We have obtained and sought trademark protection for some of these listed marks in the European Community and Japan.

Reimbursement

Our customers typically rely primarily on the Medicare and Medicaid programs and private payors for reimbursement. As a result, demand for our products is dependent in part on the coverage and reimbursement policies of these payors. Third party coverage and reimbursement is subject to extensive federal, state, local, and foreign regulation, and private payor rules and policies. In many instances, the applicable regulations, policies and rules have not been definitively interpreted by the regulatory authorities or the courts, and are open to a variety of interpretations and are subject to change without notice.

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

Medicare reimbursement rules are subject to annual changes that may affect payment for services that our customers provide.  For instance, the final Medicare physician fee schedule payment rule for 2010 will implement, over a four-year period, a reduction in the practice expense portion of reimbursement for radiology services, resulting in a relative reduction in payment for radiology services.

In addition, Congress is now debating various healthcare reform proposals that are intended to expand the availability of healthcare coverage and reduce the growth in healthcare spending in the U.S.  The House of Representatives has already passed a healthcare reform bill.  Many of those proposals would impact the services that our customers provide.  For instance, many reform proposals would change the reimbursement calculations for radiology by increasing the assumptions regarding radiology utilization, resulting in a cut in radiology reimbursement   We are unable to predict the full impact of health care reform on the diagnostic radiology services that our customers provide.

Medicare reimbursement rules impose many standards and policies on the payment of services that our customers provide.  For instance, the Medicare prohibition on the “mark-up” of diagnostic tests can restrict what a physician may charge Medicare for diagnostic tests.  Medicare also imposes medical necessity and other standards on physician and facilities that bill Medicare for services.

We believe we have structured our contracts in a manner that allows our customers to seek reimbursement from third-party payors in compliance with the law. Our physician customers typically bill for both the technical and professional components of the tests. Assuming they meet certain requirements including, but not limited to, performing and documenting bona fide interpretations and providing the requisite supervision of the non-physician personnel performing the tests, they may bill and be paid by Medicare. If the failure to comply is deemed to be “knowing” or “willful,” the government could seek to impose fines or penalties, and we may be required to restructure our agreements and/or respond to any resultant claims by such customers or the government. Our hospital customers typically seek reimbursement by Medicare for outpatient services under the Medicare Outpatient Prospective Payment System.

Employees

As of December 31, 2009, we had a total of 413 employees, of which 273 were employed in clinical and regulatory positions, 64 in operations roles, 33 in general and administrative functions, 27 in marketing and sales and 16 in research and development. We had a total of 292 employees in our DIS subsidiary. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Available Information

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website at http://www.digirad.com, by contacting the Investor Relations Department at our corporate offices by calling 858-726-1600 or through our investor relations consultants at Allen & Caron, Inc. by calling 949-474-4300.

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

The competing healthcare reform/availability proposals under consideration by the Legislative and Administrative branches of the federal government could have a positive or negative impact on our business depending on which plan and provisions are adopted with respect to how medical providers are reimbursed, services are authorized and diagnostic services and investments are addressed.  The potential adoption of healthcare reform proposals on a state-by-state basis could require us to develop state-specific marketing and sales approaches and adversely affect the results of operations.

Our revenues may decline due to reductions in Medicare reimbursement rates and/or increased third-party payor certification requirements.

The success of our DIS business is largely dependent on our customers’ ability to build a financially viable imaging business utilizing leased DIS personnel and equipment and radiopharmaceuticals. Our customers have been faced with the downward trend in Medicare reimbursement rates, as well as the continuing efforts by some third-party payors to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications, and their efforts to restrict the use of mobile or leased cameras.

Various proposals have been introduced in Congress to reduce reimbursement rates for the diagnostic tests performed by our purchase and lease customers.  If passed as written, there will be a significant reduction in imaging reimbursement that will require us to quickly adapt our business model. If we are not able to quickly adapt, such as where change requires the submission of applications to government entities or third-party payors, there could be a detrimental impact on our revenue.

The American Recovery and Reinvestment Act of 2009 (the stimulus bill) adopted in early 2009 contains provisions for federal use of radiology benefit managers (RBM) whose main goal is to limit the use of diagnostic imaging services, especially those not performed by radiologists. Private carriers are similarly adopting the services of these RBMs that may require pre-certification, pre-authorization and other pre-service requirements or denials of the diagnostic imaging performed by our customers. These developments could have a detrimental impact on our revenues by either reducing the number of potential customers for our products or leasing services or leading to delays in new business activity.

We may incur losses due to the downturn in the U.S. economy.

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

We compete against businesses that have significantly greater resources than us.

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

In addition, our DIS customers may switch to other service providers. Our DIS segment competes against small local, owner-operated or regional businesses, some of whom have the advantage of a lower cost structure, and against imaging centers that install nuclear gamma cameras and make them available to physicians in their geographic vicinity. If these competitors are able to win significant portions of our business, our sales could decline significantly. Our financial condition could be adversely affected under such circumstances.

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

During 2009, there was a significant reduction in the availability of radioactive medical isotopes worldwide.  For example, a nuclear reactor in Chalk River, Ontario, which supplies 50% of certain medical isotopes to the United States market, is currently off-line for repairs and will not return to service before spring 2010.  The lack of production of radiopharmaceuticals in Canada has exacerbated an already short supply of medical isotopes worldwide.  Continued shortages could affect our DIS business by reducing the number of days of service or moving physicians toward alternate imaging modalities. Our financial condition could be adversely affected under such circumstances.

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

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. Our pending U.S. and foreign patent applications, which include claims to material aspects of our products and procedures that are not currently protected by issued patents, may not issue as patents in a form that will be advantageous to us. Any patents we have obtained, or do obtain, may be challenged by re-examination or otherwise invalidated or eventually found unenforceable. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may attempt to challenge or invalidate our patents, or may be able to design alternative techniques or devices that avoid infringement of our patents, or may develop products with functionalities that are comparable to ours. In the event a competitor infringes upon our patent or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from our management. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against challenges from others.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our Product and DIS operations are headquartered in an approximately 47,000 square foot facility in Poway, California that is leased to us until February 2016. We believe that our existing facility is adequate for our current needs. In addition, DIS leases approximately 31 small hub locations in the various states in which we operate, which primarily house our fleet of cameras and vans. The lease terms typically range between two and four years.

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

	High	Low
Year Ended December 31, 2008
First Quarter	$3.63	$2.59
Second Quarter	3.00	2.11
Third Quarter	2.20	1.14
Fourth Quarter	1.20	0.48

	High	Low
Year Ended December 31, 2009
First Quarter	$1.10	$0.64
Second Quarter	1.60	1.08
Third Quarter	2.99	1.18
Fourth Quarter	2.81	1.88

As of January 27, 2010, there were approximately 211 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

None.

Repurchases of Equity Securities

On February 4, 2009, our Board of Directors approved a stock repurchase program whereby we may, from time to time, purchase up to $2.0 million worth of our common stock in the open market, in privately negotiated transactions or otherwise, at prices that we deem appropriate. The plan has no expiration date. Details of purchases made during 2009 are as follows:

	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
Period:
February 4, 2009 — February 28, 2009	8,700	$0.98	8,700	$1,991,474
March 1, 2009 — March 31, 2009	2,600	0.99	11,300	1,988,900
May 1, 2009 — May 31, 2009	183,500	1.26	194,800	1,758,352
June 1, 2009 — June 30, 2009	14,300	1.25	209,100	1,740,438
August 1, 2009 — August 30, 2009	226,118	2.04	435,218	1,279,640
September 1, 2009 — September 30, 2009	14,000	2.11	449,218	1,250,085
November 1, 2009 — November 30, 2009	93,200	2.28	542,418	1,037,627
December 1, 2009 — December 31, 2009	5,000	2.38	547,418	$1,025,739
Year ended December 31, 2009:	547,418	$1.78

In addition to the above purchases, John Sayward, a member of our board of directors and an affiliated purchaser as defined in Rule 10b-18(a)(3), purchased 20,000 shares of common stock in the open market at an average price of $1.02 per share in February 2009.

Equity Compensation Plans Information

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2009 (the “Proxy Statement”), and is incorporated in this report by reference.

Performance Graph

The following performance graph illustrates a comparison of total cumulative stockholder return on our common stock since June 10, 2004, the date of our initial public offering, to two indices: (i) the Center for Research in Security Prices or CRSP Total Return Index for the Nasdaq Stock Market; and (ii) a peer group industry index or Peer Group Index, which is based on the standard industrial code for surgical medical and dental instruments and supplies.  The graph assumes an initial investment of $100 on June 10, 2004 and that all dividends have been reinvested.  No cash dividends have been declared on our common stock. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

		2004	2005	2006	2007	2008	2009

DIGIRAD CORP	Return %		-54.58	2.49	-11.64	-84.07	262.04
	Cum $	100.00	45.42	46.55	41.13	6.55	23.73

NASDAQ Stock Market (US Companies)	Return %		2.13	9.84	8.45	-51.80	35.91
	Cum $	100.00	102.13	112.18	121.67	58.64	79.70

NASDAQ Medical Equipment Index	Return %		9.81	5.39	27.16	-46.14	36.89
	Cum $	100.00	109.81	115.73	147.16	79.25	108.49

Notes:
A:	Data complete through December 31, 2009.
B:	Index Data: Calculated (or Derived) based from CRSP NASDAQ indexes, Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Copyright 2010.

Item 6. Selected Consolidated Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and related disclosures and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. Amounts are presented in thousands, except per share amounts.

	Years Ended December 31,
Statement of Operations Data:	2009	2008	2007	2006	2005
Revenues:
DIS	$52,318	$56,204	$52,440	$49,614	$50,194
Product	17,278	24,154	21,507	22,312	17,992
Total revenues	69,596	80,358	73,947	71,926	68,186
Cost of revenues:
DIS	38,476	44,697	39,520	37,675	37,376
Product	10,895	15,590	13,909	15,192	15,564
Total cost of revenues	49,371	60,287	53,429	52,867	52,940
Gross profit	20,225	20,071	20,518	19,059	15,246
Operating expenses:
Research and development	3,360	2,764	3,072	3,894	3,747
Marketing and sales	6,977	8,554	7,670	8,827	7,420
General and administrative	8,921	11,805	11,920	14,535	14,903
Amortization and impairment of intangible assets	590	798	697	27	179
Restructuring loss	319	1,308	—	—	—
Goodwill impairment loss	—	2,466	—	—	—
Total operating expenses	20,167	27,695	23,359	27,283	26,249
Income (loss) from operations	58	(7,624)	(2,841)	(8,224)	(11,003)
Other income (expense), net	550	759	1,465	1,934	1,384
Net income (loss)	$608	$(6,865)	$(1,376)	$(6,290)	$(9,619)
Net income (loss) per share:
Basic and diluted	$0.03	$(0.36)	$(0.07)	$(0.34)	$(0.52)
Shares used in per share calculations:
Basic	19,073	18,955	18,845	18,761	18,468
Diluted	19,557	18,955	18,845	18,761	18,468

	As of December 31,
Balance Sheet Data:	2009	2008	2007	2006	2005
Cash, cash equivalents and securities	$31,810	$28,284	$31,662	$44,326	$49,505
Working capital	37,826	33,650	33,905	45,788	50,660
Total assets	58,689	61,195	69,015	69,277	74,504
Total debt	—	106	213	368	1,134
Total stockholders’ equity	49,389	48,959	55,247	55,445	59,988

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

Overview

We are a leading provider of diagnostic imaging products and personnel and equipment leasing services that improve patient care while driving positive healthcare economics. We designed and commercialized the first solid-state nuclear gamma camera for the detection of cardiovascular disease and other medical conditions. Our imaging systems are sold in a portable or a fixed configuration, and provide enhanced operability, improved patient comfort and, in the case of our triple-headed Cardius® 3 XPO system, shorter image acquisition time when compared to traditional vacuum tube cameras. Our nuclear cameras fit easily into floor spaces as small as seven feet by eight feet and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting or within multiple departments of a hospital.

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

Our Market

The target market for our products and services is comprised of approximately 26,000 cardiologists, 130,000 internists and family practitioners, and hospitals in the United States that perform or could perform nuclear cardiac and ultrasound procedures. As of December 31, 2009, we have provided imaging services through DIS to almost 1,100 physicians and physician groups and have sold 639 cameras through our Product segment.  We believe our market has been negatively affected by declining reimbursements from Medicare and Medicaid programs, pricing pressures, and continuing efforts by some third-party payors to reduce healthcare expenditures by requiring physicians to obtain specific accreditations or certifications, or disallowing reimbursement if imaging is performed with portable or leased cameras. We expect each of these trends to continue.

Trends and Drivers

The medical device industry, including the market for nuclear and ultrasound imaging systems and services, is highly competitive. Our business continues to be negatively affected by many factors, including declining healthcare reimbursement rates for cardiac imaging procedures, competition from alternative imaging modalities such as CT angiography, and declining average selling prices for our product offerings.  According to industry sources, despite the improved image quality and increasing utilization rates of competing modalities such as computed tomography (CT), positron emission tomography (PET), and magnetic resonance imaging (MRI), and diagnostic procedures such as CT angiography, SPECT procedures performed with gamma cameras will continue to be used for a substantial number of cardiac specific nuclear imaging procedures.  We believe continued utilization will be due to patients having easier access to nuclear medicine services at physicians offices, lower purchase and maintenance costs, a smaller physical footprint and easier service logistics of gamma cameras. In an emerging trend in cardiology, SPECT technologies are being integrated with other imaging modalities, such as CT, to form hybrid imaging modalities, such as SPECT/CT, resulting in improved clinical quality and diagnostic certainty.  We believe that the principal competitive factors in our market include acceptance by physicians, qualification for reimbursement, pricing, ease of use, reliability and mobility.  In addition, we must maintain the technical leadership of our gamma cameras and must have an effective marketing and distribution strategy.

During 2009, we achieved our goals in attaining profitability and positive cash flow despite a downturn in the economy, declines in reimbursement rates from federal healthcare programs, and a shortage of radiopharmaceuticals used in the leasing of equipment.  Our consolidated operating profit increased by $7.7 million to $0.1 million in 2009, and we increased our cash and investments in securities by $3.5 million to $31.8 million.  Our achievements were the direct result of greater efficiencies created by selling or closing underperforming DIS hub locations, flattening the management structure, and continuing our focus on creating more leverage from our Centers of Influence (COI) strategy, which pairs DIS and leading academic or regional medical centers with community-based physicians in locations with high potential for growth.  2009 also saw the introduction of our new product: the Cardius® X-ACT camera. This camera uses the Cardius® 3 XPO solid-state detectors with an x-ray tube, and is setting a new clinical standard for cardiac SPECT with attenuation correction. The X-ACT approach exploits the high-count rate capabilities of solid-state detectors and takes advantage of the full 24-inch wide triple-head detector geometry to eliminate truncation in the attenuation scan. The imaging system offers the benefits of high precision, faster speed and ultra-low patient dose.  Our X-ACT systems have already been sold to a number of leading hospitals.

In 2010, we will continue our focus on profitability and positive cash flow.  In the first quarter of 2010, we restructured our DIS organization into nine territories to provide greater autonomy and control over local sales and operations activities.  We expect this structure to offer greater efficiencies and adaptability to local market needs and conditions.  To offset expected reimbursement declines for cardiovascular imaging procedures in 2010, we intend to implement new types of ultrasound equipment services that will expand our available product offerings in many of our service areas and increase the potential maximum daily patient volume.  In addition, we have developed more efficient ways to identify qualified potential customers from our COI strategy, which will enable us to further penetrate the available market.  In our Product segment, we expect to introduce our products for sale and expand our market share by leveraging our growing installed base of satisfied Cardius® X-ACT customers.

2009 Highlights

Our consolidated revenues were $69.6 million during 2009, a decrease of $10.8 million, or 13.4%, from the prior year, driven by a decrease in camera sales in our Product segment as well as a decrease in imaging services revenue in our DIS segment. In the Product segment, revenue decreased $6.9 million, or 28.5%, as a result of decreased gamma camera sales due in part to economic-driven tightening of hospital capital budgets and limitations on the availability of credit for our traditional customer base. DIS revenue decreased $3.9 million, or 6.9%, primarily as a result of discontinuance of business in the hubs sold or closed in connection with our hub restructuring plan initiated in 2008.

Our DIS business currently operates in 19 states.  As of December 31, 2009, DIS operated 75 nuclear gamma cameras and 62 ultrasound imaging systems, compared to 98 nuclear gamma cameras and 62 ultrasound imaging systems as of December 31, 2008.  We believe we can improve our profitability by improving the utilization of our fleet of gamma cameras and ultrasound machines.  We measure efficiency by tracking system utilization, which is measured on the percentage of days that our nuclear and ultrasound imaging machines are used to deliver services to customers out of the total number of days that they are available to deliver such services.  System utilization increased to 64% in 2009, compared to 58% in 2008.

Results of Operations

The following table sets forth our results from operations, expressed as percentages of total revenues for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Revenues:
DIS	75.2%	69.9%	70.9%
Product	24.8	30.1	29.1
Total revenues	100.0	100.0	100.0
Total cost of revenues	70.9	75.0	72.3
Gross profit	29.1	25.0	27.7
Operating expenses:
Research and development	4.8	3.4	4.2
Marketing and sales	10.0	10.6	10.4
General and administrative	12.8	14.8	16.0
Amortization and impairment of intangible assets	0.9	1.0	0.9
Restructuring loss	0.5	1.6	—
Goodwill impairment loss	—	3.1	—
Total operating expenses	29.0	34.5	31.5
Income (loss) from operations	0.1	(9.5)	(3.8)
Other income, net	0.8	1.0	1.9
Net income (loss)	0.9%	(8.5)%	(1.9)%

Comparison of Years Ended December 31, 2009 and 2008

Revenues

Consolidated. Consolidated revenue was $69.6 million for 2009, which represents a decrease of $10.8 million, or 13.4%, compared to the prior year, as a result of lower Product and DIS revenues. DIS revenue accounted for approximately 75% of total revenues for 2009, compared to approximately 70% for 2008. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue in future periods.

DIS.  Our DIS revenue was $52.3 million for 2009, which represents a decrease of $3.9 million, or 6.9%, compared to the prior year.  The decrease resulted from the sale or closure of underperforming locations in connection with the restructuring plan initiated in the fourth quarter of 2008, partially offset by revenue increases from our current locations.  In the future, we expect DIS revenue to fluctuate throughout the year based on seasonality stemming from physician vacations, holidays and inclement weather. Also, declines in reimbursement rates may substantially affect our DIS revenue.

Product. Our product revenue was $17.3 million for 2009, which represents a decrease of $6.9 million, or 28.5%, compared to the prior year.  This decrease in revenue was primarily due to a decrease in the number of gamma cameras sold in 2009 to 45 cameras compared to 85 cameras sold in the prior year and the lowering of average sales prices as our product sales mix was represented by a larger percentage of refurbished cameras.  The decrease in revenue was partially offset by an increase in maintenance contract revenues to $10.3 million in 2009 from $9.1 million in the prior year due to the expansion of our installed base of gamma cameras.  We believe that the decrease in gamma camera sales and the demand for refurbished cameras was due to the slowing economy, the reduction in available credit for potential buyers, lower levels of available capital budgets and the continued downward pressure on healthcare imaging reimbursement rates.  To offset continued pricing pressures and declines in reimbursement rates on our gamma cameras, we introduced our new Cardius® X-ACT product in 2009, which we believe will increase sales to the hospital market.

Gross Profit

Consolidated. Consolidated gross profit was $20.2 million for 2009, which was essentially unchanged in comparison to the prior year, as the increased gross profits at our DIS segment were offset by a decrease in gross profits at our Product segment.  The increase in gross profit at our DIS segment were due to the realignment of this segment initiated in the fourth quarter of 2008, increased utilization of our DIS assets and reduced personnel costs and other efficiency and cost improvements. The decrease in Product segment gross profit is principally the result of fewer camera sales, offset slightly by an increase in Product maintenance contract gross profit.  Consolidated gross profit as a percentage of revenue increased to 29.1% in 2009 from 25.0% for 2008.

DIS. Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with the provision of services. Cost of DIS revenue was $38.5 million for 2009, representing a decrease of $6.2 million, or 13.9%, compared to the prior year.  The decrease in cost of DIS revenue is primarily a result of decreased labor, radiopharmaceutical, and depreciation costs predominantly attributed to the increased utilization of our personnel and assets.  DIS gross profit was $13.8 million for 2009, which represents an increase of $2.3 million, or 20.3%. DIS gross profit as a percentage of revenue increased to 26.5% for 2009 from 20.5% for 2008.  The improvement in operational performance is primarily associated with the realignment of the segment, which included the sale or closure of underperforming locations and a focus on selling within certain geographical areas, along with improved asset utilization.

Product. Cost of Product revenue primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Cost of goods sold for the Product segment was $10.9 million for 2009, representing a decrease of $4.7 million, or 30.1%, compared to the prior year as fewer gamma cameras were sold and as our product sales mix was represented by a larger percentage of refurbished cameras.  Product gross profit was $6.4 million for 2009, representing a decrease of $2.2 million, or 25.5%, compared to the prior year.  Product gross profit as a percentage of revenue increased to 36.9% for 2009 from 35.5% for 2008, primarily due to the sale of proportionately more higher margin refurbished cameras and a decrease in personnel and manufacturing overhead costs as a result of our cost reduction initiatives.

Operating Expenses

Research and Development. Research and development expenses are the costs associated with the design, development and enhancement of our products, and consist of salaries, developmental materials, facility and overhead costs, consulting fees, and non-recurring engineering costs. We continue to invest in research and development with a focus on innovation as we seek to improve our existing technology. In March 2009, we received U.S. Food and Drug Administration 510(k) clearance for our new Cardius® X-ACT imaging system.  Research and development expenses were $3.4 million for 2009, which represents an increase of $0.6 million, or 21.6%, compared to the prior year. The increase in research and development expenses was primarily attributable to higher personnel and development costs, as well as certain clinical evaluation costs related to our new Cardius® X-ACT imaging system. Research and development expenses were 19.4% of Product revenue for 2009 compared to 11.4% in 2008, due to the lower camera sales and increased product development activity in 2009.  We plan to invest further in our technology platform to penetrate new and existing market segments and attract new customers.

Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, travel, marketing, and collateral materials and tradeshow costs.   Marketing and sales expenses were $7.0 million for 2009, a decrease of $1.6 million, or 18.4%, compared to the prior year, principally as a result of lower personnel costs. Marketing and sales expenses were 10.0% of total revenue for 2009 compared to 10.6% for 2008.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology and executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $8.9 million for 2009, a decrease of $2.9 million, or 24.4% compared to the prior year, principally as a result of lower personnel costs. General and administrative expenses were 12.8% of total revenue for 2009 compared to 14.8% for 2008.

Restructuring Loss.  Restructuring loss declined from $1.3 million in 2008 to $0.3 million in 2009.  To improve company profitability, we initiated restructuring plans in the third quarter of 2009 and in the fourth quarter of 2008.  In 2009, we reduced our workforce within both the Product and DIS segments in order to realign manufacturing and overhead expenses to a lower level of camera sales and to flatten the management structure.  To this end, the majority of the restructuring loss incurred in 2009 consisted of severance expense.  In the fourth quarter of 2008, we initiated plans to sell, close, and consolidate certain DIS hub locations during the first quarter of 2009 in order to focus on hub locations that have stronger anticipated margin and growth potential.  These sales and closures involved the sale or abandonment of property and equipment and staff reductions at the hub locations impacted by the restructuring plans.  The majority of the restructuring loss incurred in 2008 consisted of a $1.0 million loss on property and equipment.

Goodwill Impairment Loss.  The acquisition of net assets from Ultrascan in May 2007 resulted in the recording of goodwill. Among other assets, goodwill was recorded within a reporting unit in our DIS segment on the date of the acquisition, and represented the excess between the purchase price and the net assets acquired. During our annual impairment analysis in the fourth quarter of 2008, we determined that the carrying value of the goodwill exceeded the implied fair value of the assets held by the reporting unit, which resulted in a goodwill impairment loss of $2.5 million.  No impairment losses were recorded in 2009.

Other Income

Other income consists primarily of interest income, net of interest paid and other associated expenses. The decrease in other income of $0.2 million is attributable to a decrease in interest rates.

Net Income (Loss)

Our net income was $0.6 million for 2009 compared to a net loss of $6.9 million for 2008, an improvement of $7.5 million, primarily as a result of increased DIS segment gross profits and a reduction in our operating expenses.  The increase in DIS gross profit is primarily due to decreased labor, radiopharmaceutical, depreciation, and maintenance costs.  The reduction in our operating expenses was primarily achieved through reduction of personnel costs and other restructuring initiatives implemented in the fourth quarter of 2008, the first quarter of 2009 and the third quarter of 2009.

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

DIS. Our DIS revenue was $56.2 million for 2008, which represents an increase of $3.8 million, or 7.2%, over the prior year.  This increase is primarily attributed to the acquisition of substantially all of the assets and liabilities of Ultrascan, a provider of ultrasound imaging systems and services to physicians’ offices and hospitals, in May 2007, which enabled us to generate revenue from ultrasound imaging services.

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

Gross Profit

Consolidated. Consolidated gross profit was $20.1 million for 2008, representing a decrease of $0.4 million, or 2.2%, over the prior year. This decrease is primarily related to an increase in costs of revenues in the DIS segment.  Consolidated gross profit as a percentage of revenue decreased to 25.0% for 2008 from 27.7% for 2007.

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

Marketing and sales.  Marketing and sales expenses were $8.6 million for 2008, which represents an increase of $0.9 million, or 11.5%, over the prior year, principally as a result of additional personnel costs, consistent with the increase in revenues in both the DIS and Product segments. Marketing and sales expenses were 10.6% of total revenue for 2008 compared to 10.4% for 2007.

General and Administrative.  General and administrative expenses were $11.8 million for 2008, which was essentially unchanged compared to the prior year. General and administrative expenses were 14.8% of total revenue for 2008 compared to 16.0% for 2007.

Restructuring Loss. We initiated a restructuring plan to enhance company profitability in the fourth quarter of 2008. The initiatives included plans to sell, close, and consolidate certain DIS hub locations during the first quarter of 2009 in order to focus on hubs that have stronger anticipated margin and growth potential. These sales and closures involved the sale or abandonment of property and equipment and staff reductions at the hub locations impacted by the restructuring plans, as well as the reduction of certain management positions. The loss on property and equipment makes up $1.0 million of the $1.3 million loss recorded in 2008. The remaining loss of $0.3 million primarily represents severance payments. No losses pertaining to restructuring efforts were recorded in the prior year.

Goodwill Impairment Loss.  During our annual impairment analysis in the fourth quarter of 2008, we determined that the carrying value of the goodwill exceeded the implied fair value of the assets held by the reporting unit, which resulted in a goodwill impairment loss of $2.5 million.  No impairment losses were recorded in 2007.

Other Income

The decrease of $0.7 million in other income reflects decreasing market yields and the lower levels of average cash and investments balances in 2008 compared to 2007 as a result of cash used to upgrade the DIS fleet and acquire assets from Ultrascan.

Net Loss

Our net loss increased to $6.9 million for 2008 compared to a net loss of $1.4 million for 2007, primarily as a result of a significant increase in operating expenses.  The increase in operating expenses is due to a $2.5 million goodwill impairment, $1.3 million in restructuring losses and a $0.9 million increase in marketing and sales expense.  Furthermore, gross profit decreased by $0.4 million primarily related to an increase in costs of revenues in the DIS segment.

Liquidity and Capital Resources

General

We require capital principally for capital expenditures and to finance accounts receivable and inventory. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of deliveries and the payment cycles of our customers. Our capital expenditures consist primarily of DIS nuclear cameras, ultrasound machines, vans, and computer hardware and software. As of December 31, 2009, we had cash, cash equivalents and current securities available-for-sale of $31.8 million. We currently invest our cash reserves in money market funds, U.S. treasury, government and corporate debt securities. Based upon our current level of expenditures, we believe our working capital, together with cash flows from operating activities, will be adequate to meet our anticipated cash requirements for capital expenditures and working capital for at least the next 12 months.

Net cash provided by operations totaled $4.8 million in 2009 due to cash flow from net income plus non-cash charges such as depreciation, amortization and stock compensation. Net cash used by investing activities amounted to $3.8 million in 2009 primarily for purchases of property and equipment and net purchases of securities available for sale. Net cash used in financing activities amounted to approximately $1.0 million in 2009, for the repurchase of common stock and repayment of capital lease obligations.

On February 4, 2009, our board of directors authorized a stock buyback program to repurchase up to an aggregate of $2.0 million of our issued and outstanding common shares. The timing of stock repurchases and the number of shares of common stock to be repurchased have been and will be made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The timing and extent of the repurchase will depend upon market conditions, applicable legal and contractual requirements, and other factors. Through December 31, 2009, the Company had repurchased stock with a value of approximately $1.0 million.

The acquisition of net assets from Ultrascan may require additional consideration of cash and common stock of up to $3.9 million to be paid to the seller or its designees in the event that certain financial milestones are achieved over the next three years.

Debt Service

As of December 31, 2009, we had capital lease obligations totaling less than $0.2 million. These obligations are secured by the specific equipment financed under each lease and will be repaid monthly over the lease terms, which range up to 49 months. Our DIS subsidiary entered these capital lease obligations.

We are committed to making future cash payments on capital leases (including interest) and operating leases. We have not guaranteed the debt of any other party. The following table summarizes our contractual obligations as of December 31, 2009 (dollars in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$171	$63	$85	$23	$-
Operating lease obligations	5,262	1,275	2,001	1,303	683
Total	$5,433	$1,338	$2,086	$1,326	$683

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

Revenue Recognition

We derive revenue principally from providing in-office services to support the performance of cardiac imaging procedures and from selling and servicing solid-state digital gamma cameras. We recognize revenue when all of the following four criteria are met:

1. A contract or sales arrangement exists;

2. Products have been shipped and title has transferred or services have been rendered;

3. The price of the products or services is fixed or determinable; and

4. Collectibility is reasonably assured.

The timing of revenue recognition is based upon factors such as passage of title and risk of loss, the need for installation, and customer acceptance. These factors are based on the specific terms of each contract or sales arrangement.

DIS revenue is derived from the leasing of personnel and equipment for in-office nuclear and ultrasound imaging procedures. Revenue related to the leasing of personnel and equipment is recognized at the time services are provided and collection is reasonably assured. DIS leasing services are generally billed on a per-day basis under annual contracts, which specify the number of days of service to be provided, or on a flat rate month-to-month basis.

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

Reserves for Doubtful Accounts and Billing Adjustments

We provide reserves for billing adjustments and doubtful accounts. We review reserves on a quarterly basis and make adjustments based on our historical experience rate and known collectibility issues and disputes. We also consider our bad debt write-off history. Our estimates of collectibility could be impacted by material amounts due to changed circumstances, such as a higher number of defaults or material adverse changes in a payor’s ability to meet its obligations. Within DIS, we record adjustments and credit memos that represent billing errors that are normally adjusted within the first 90 days subsequent to the performance of service. A provision for billing adjustments is charged against DIS revenues and a provision for doubtful accounts is charged to general and administrative expenses. Our risk of material loss is mitigated as we only have a small number of customer accounts in both DIS and Product that have receivable balances in excess of $100,000.

Inventory

We state inventories at the lower of cost (first-in, first-out) or market (net realizable value) and review our inventory balances for excess and obsolete inventory levels on a quarterly basis.  Costs include material, labor and manufacturing overhead costs. We rely on historical information to support our reserve and utilize management’s business judgment. We reserve 100% of the cost of service inventory quantities in excess of a projected 36 month demand.  In the third quarter of 2009, we implemented several changes to the control and analysis of our inventory and we were able to obtain more accurate future demand information particularly in light of our product life cycles.  In conjunction with inventory projects, we physically segregated our production and service inventory and implemented new forecasting software.  As a result of these changes and our increased ability to obtain and better analyze information, we began reserving 100% of the cost of production inventory quantities in excess of a projected 24 month demand.  Historically, we reserved 100% of the cost of production inventory quantities in excess of a projected 12 month demand.  The refinement of our reserve methodology did not result in the write-up of inventory previously reserved and did not impact the comparability of the financial statements presented.  Once inventory is reserved, we do not adjust the reserve balance until the inventory is sold or disposed.

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

Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.  We perform an annual review of the carrying value of our long-lived assets to be held and used, including certain identifiable intangible assets, during the fourth quarter of each fiscal year.

Long-lived assets that are not used in operations and are actively being marketed for sale are classified as held for sale and are reflected as current assets on our balance sheet.  The values of these assets are reviewed quarterly and do not exceed the anticipated cash inflows generated from the sale of the assets.

Valuation of Goodwill

On May 1, 2007, we completed the acquisition of substantially all of the assets and liabilities of Ultrascan, Inc. (“Ultrascan”), a provider of ultrasound imaging systems and services to physicians’ offices and hospitals. The acquisition of net assets from Ultrascan resulted in the recording of goodwill, which represented the excess between the purchase price and the net assets acquired. We review goodwill for impairment on an annual basis during the fourth quarter, as well as when events or changes in circumstances indicate that the carrying value may not be recoverable. We perform a two-step impairment test on goodwill.  In the first step, we compare the fair value of the reporting unit with goodwill to the carrying value of its long-term assets. If the carrying value of the long-term assets exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test, whereby the carrying value of the reporting unit’s goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference would be recorded.

No impairment losses were recorded to Goodwill in 2009.  In 2008, we recorded a $2.5 million impairment loss in part due to a significant decline in our market capitalization.  We determined that the implied fair value of goodwill is $0.2 million utilizing the discounted cash flow method under the income approach as well as the market approach, down from $2.7 million in 2007.  The impairment loss is included in loss from operations on our statement of operations.

Restructuring

Restructuring costs are included in loss from operations on our income statement.  Restructuring loss for the year ended December 31, 2009 is comprised of one-time termination benefits for involuntarily terminated employees.  Restructuring loss for the year ended December 31, 2008 is comprised of losses on the abandonment of property and equipment and assets held for sale, one-time termination benefits for involuntarily terminated employees, and obligations pertaining to abandoned property leases.  Losses on property and equipment are recorded in accordance with our accounting policy related to long-lived assets described above.  One-time termination benefits are recorded at the time they are communicated to the affected employees.  Losses on property lease obligations are recorded when the lease is abandoned.

Share-based Payments

We grant options to purchase our common stock and restricted stock units (“RSUs”) to our employees and directors under our equity compensation plans.  We estimate the fair value of the stock option awards using the Black-Scholes-Merton option-pricing model on the date of grant. The fair value of RSUs is based on the stock price on the date of grant.  The fair value of equity instruments that are expected to vest are recognized using the straight-line method over the requisite service period.  The fair value of stock options is derived using the following assumptions, some of which are subjective by nature.  The weighted-average assumptions used in the Black-Scholes-Merton model for the year ended December 31, 2009 were 6.0 years for the expected term, 64% for the expected volatility, 2.5% for the risk free rate and 0% for dividend yield. The weighted-average expected option term for 2009, 2008, and 2007 reflects the application of the simplified method, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all options. We utilized this approach as our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term. Expected volatilities are based on historical volatility of our stock. We estimated the forfeiture rate based on historical data for forfeitures and we are recognizing compensation costs only for those equity awards expected to vest.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant.  We have never declared or paid dividends and have no plans to do so in the foreseeable future.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only a management’s report in this report.

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

1. The following financial statements of Digirad Corporation and Report of Ernst & Young LLP, independent registered public accounting firm, are included in this report:

2. Financial statement schedules.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Reserve for bad debt (1)	Reserves for billing adjustments and contractual allowances (2)	Reserve for excess and obsolete inventories (3)
	(In thousands)
Balance at December 31, 2006	$677	$293	$912
Provision	636	1,111	411
Write-offs and recoveries, net	(608)	(1,130)	(493)

Balance at December 31, 2007	705	274	830
Provision	653	1,186	202
Write-offs and recoveries, net	(521)	(1,052)	(437)

Balance at December 31, 2008	837	408	595
Provision	58	1,280	538
Write-offs and recoveries, net	(18)	(1,275)	(336)

Balance at December 31, 2009	$877	$413	$797
__________________
(1)	The provision was charged against general and administrative expenses.
(2)	The provision was charged against revenue.
(3)	The provision was charged against cost of revenues.

No other financial statement schedules are provided because the information called for is not required or is shown either in the consolidated financial statements or the notes thereto.

3. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation.

3.2(13)	Amended and Restated Bylaws.

4.1(2)	Form of Specimen Stock Certificate.

4.2(3)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended.

10.1(2)†	License Agreement by and between Digirad Corporation and the Regents of the University of California dated May 19, 1999, as amended.

10.2(1)†	Amendment to License Agreement by and between Digirad Corporation and the Regents of the University of California, dated July 26, 2004.

10.3(2)†	Software License Agreement by and between Digirad Corporation and Segami Corporation, dated June 16, 1999, as amended.

10.4(7)+	Addendum to Software License Agreement by and between Digirad Corporation and Segami Corporation, dated June 16, 1999, as amended.

10.5(2)†	License Agreement by and between Digirad Corporation and Cedars-Sinai Health System, dated May 22, 2001.

10.6(2)†	License Agreement by and between Digirad Corporation and Cedars-Sinai Health System, dated April 1, 2003.

Exhibit Number	Description
10.7(2)†	Development and Supply Agreement by and between Digirad Corporation and QuickSil, Inc., dated June 18, 1999.

10.8(2)	Loan and Security Agreement by and between Digirad Corporation and Silicon Valley Bank, dated July 31, 2001, as amended.

10.9(2)	Irrevocable Standby Letter of Credit executed by Silicon Valley Bank in favor of Digirad Corporation, dated November 5, 2003.

10.10(2)	Loan Agreement by and between Digirad Corporation and Gerald G. Loehr Trust, dated September 1, 1993, as amended.

10.11(4)	Amendment to Loan Agreement dated effective August 9, 2004, by and between Digirad Corporation and the Gerald G. Loehr Separate Property Trust.

10.12(2)	Loan Agreement by and between Digirad Corporation and Clinton L. Lingren, dated September 1, 1993, as amended.

10.13(2)	Loan Agreement by and between Digirad Corporation and Jack F. Butler, dated September 1, 1993, as amended.

10.14(2)	Equipment Lease Agreement by and between Orion Imaging Systems, Inc. and MarCap Corporation, dated October 1, 2000.

10.15(2)	Equipment Lease Agreement by and between Digirad Imaging Solutions, Inc. and MarCap Corporation, dated June 13, 2003.

10.16(2)	Master Equipment Lease Agreement by and between Digirad Imaging Solutions, Inc. and DVI Financial Services, Inc., dated May 24, 2001.

10.17(2)	Sublease Agreement by and between Digirad Corporation as sub-lessee and REMEC, Inc. as sub-lessor, dated November 3, 2003.

10.18(2)#	1991 Stock Option Program Stock Option Agreement.

10.19(2)#	1997 Stock Option/Stock Issuance Plan, as amended.

10.20(7)#	1998 Stock Option/Stock Issuance Plan, as amended.

10.21(1)#	2004 Stock Incentive Plan.

10.22(7)#	Form of Notice of Stock Option Award and Stock Option Award Agreement for 2004 Stock Incentive Plan.

10.23(2)#	2004 Non-Employee Director Option Program.

10.24(7)#	Form of Notice of Stock Option Award and Stock Option Award Agreement for 2004 Non-Employee Director Option Program.

10.25(2)#	Form of Indemnification Agreement.

10.26(2)#	Letter Agreement by and between Digirad Corporation and David M. Sheehan, dated June 11, 2002.

10.27(2)	Loan and Security Agreement by and between Orion Imaging Systems, Inc., Digirad Imaging Systems, Inc. and Heller Healthcare Finance, Inc., dated January 9, 2001, as amended.

10.28(2)	Master Lease Agreement by and between Digirad Corporation and GE Healthcare Financial Services, dated September 26, 2000.

10.29(12)+	Agreement for Services between our wholly-owned subsidiary, Digirad Imaging Solutions, Inc. (“DIS”) and MBR and Associates, Inc., dated December 27, 2006.

Exhibit Number	Description
10.30(2)	Form of Warrant to purchase shares of Series E Preferred Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.

10.31(2)	Form of Warrant to purchase shares of Series E Preferred Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.

10.32(2)	Form of Warrant to purchase shares of Common Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.

10.33(2)	Warrant to purchase shares of Series E Preferred Stock by and between Digirad Corporation and Silicon Valley Bank, dated July 31, 2001.

10.34(2)	Form of Warrant to purchase shares of Common Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.

10.35(2)	Form of Warrant to purchase shares of Common Stock by and among Digirad Corporation and the investors listed on the schedule attached thereto.

10.36(2)	Form of Warrant to purchase shares of Common Stock by and between Digirad Corporation and the investors listed on the schedule attached thereto.

10.37(1)	Form of Warrant to purchase shares of Common Stock by and between Digirad Corporation and the investors listed on the schedule attached thereto.

10.38(3)	Form of Warrant to purchase shares of Common Stock by and between Digirad Corporation and the investors listed on the schedule attached thereto.

10.39(5)#	2005 Inducement Stock Incentive Plan.

10.40(5)#	2005 Inducement Stock Incentive Plan Award Agreement.

10.41(6)#	Executive Employment Agreement by and between Digirad Corporation and Mark Casner, dated September 14, 2005.

10.42(7)+	Supply Agreement by and between Digirad Corporation and QuickSil, Inc., dated October 31, 2005.

10.43(7)#	Amendment to Executive Employment Agreement by and between Digirad Corporation and Mark Casner, dated January 15, 2006.

10.44(7)#	Second Amendment to Executive Employment Agreement by and between Digirad Corporation and Mark Casner, dated March 3, 2006.

10.45(8)#	Third Amendment to Executive Employment Agreement by and between Digirad Corporation and Mark Casner, dated December 13, 2006.

10.46(10)#	Digirad Corporation 2004 Stock Incentive Plan as Amended and Restated August 2, 2007

10.47(11)	Asset Purchase Agreement by and between Digirad Corporation, Digirad Imaging Solutions, Inc., Digirad Ultrascan Solutions, Inc. and Ultrascan, Inc. dated May 1, 2007.

10.48 #	Executive Employment Agreement by and between Digirad Corporation and Todd Clyde, dated October 30, 2008.

21.1(2)	Subsidiaries of Digirad Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1(9)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(9)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DIGIRAD CORPORATION

Dated: February 11, 2010	By:	/s/ TODD P. CLYDE
	Name:	Todd P. Clyde
	Title:	President ,Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ TODD P. CLYDE	President and Chief Executive Officer	February 11, 2010
Todd P. Clyde	(Principal Executive Officer)

/s/ Richard B. Slansky	Executive Vice President and Chief Financial Officer	February 11, 2010
Richard B. Slansky	(Principal Financial Officer)

/s/ R. KING NELSON	Director	February 11, 2010
R. King Nelson	(Chairman of the Board of Directors)

/s/ GARY F. BURBACH	Director	February 11, 2010
Gary F. Burbach

/s/ Lloyd H. Malchow	Director	February 11, 2010
Lloyd H. Malchow

/s/ Steve C. Mendell	Director	February 11, 2010
Steve C. Mendell

/s/ John W. Sayward	Director	February 11, 2010
John W. Sayward

/s/ Kenneth Olson	Director	February 11, 2010
Kenneth Olson

DIGIRAD CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Digirad Corporation

We have audited the accompanying consolidated balance sheets of Digirad Corporation as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digirad Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Diego, California
February 11, 2010

Digirad Corporation

Consolidated Balance Sheets
(In thousands, except par value amounts)

	As of December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$13,560	$13,525
Securities available-for-sale	18,250	14,759
Accounts receivable, net	7,553	9,324
Inventories, net	6,402	4,978
Property and equipment held for sale	—	1,122
Other current assets	1,234	1,982
Total current assets	46,999	45,690
Property and equipment, net	10,263	13,428
Intangible assets, net	1,243	1,833
Goodwill	184	184
Restricted cash	—	60
Total assets	$58,689	$61,195

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,797	$2,197
Accrued compensation	2,344	3,457
Accrued warranty	332	906
Other accrued liabilities	2,106	2,811
Deferred revenue	2,594	2,723
Total current liabilities	9,173	12,094
Deferred rent	127	142

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized at December 31, 2009 and 2008, respectively; no shares issued and outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.0001 par value: 80,000 shares authorized at December 31, 2009 and 2008; 18,477 and 18,944 shares issued and outstanding (net of treasury shares) at December 31, 2009 and 2008, respectively	2	2
Treasury stock, at cost; 547 shares at December 31, 2009 and no shares at December 31, 2008	(991)	—
Additional paid-in capital	153,867	153,225
Accumulated other comprehensive income (loss)	149	(22)
Accumulated deficit	(103,638)	(104,246)
Total stockholders’ equity	49,389	48,959
Total liabilities and stockholders’ equity	$58,689	$61,195

See accompanying notes.

Digirad Corporation

Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2009	2008	2007
Revenues:
DIS	$52,318	$56,204	$52,440
Product	17,278	24,154	21,507
Total revenues	69,596	80,358	73,947
Cost of revenues:
DIS	38,476	44,697	39,520
Product	10,895	15,590	13,909
Total cost of revenues	49,371	60,287	53,429
Gross profit	20,225	20,071	20,518
Operating expenses:
Research and development	3,360	2,764	3,072
Marketing and sales	6,977	8,554	7,670
General and administrative	8,921	11,805	11,920
Amortization and impairment of intangible assets	590	798	697
Restructuring loss	319	1,308	—
Goodwill impairment loss	—	2,466	—
Total operating expenses	20,167	27,695	23,359
Income (loss) from operations	58	(7,624)	(2,841)
Other income (expense):
Interest income	499	851	1,608
Interest expense	(9)	(32)	(42)
Other income (expense)	60	(60)	(101)
Total other income	550	759	1,465
Net income (loss)	$608	$(6,865)	$(1,376)
Net income (loss) per share:
Basic and diluted	$0.03	$(0.36)	$(0.07)
Shares used in per share computations:
Weighted average shares outstanding – basic	19,073	18,955	18,845
Weighted average shares outstanding – diluted	19,557	18,955	18,845

See accompanying notes.

Digirad Corporation

Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common stock		Treasury Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2006	18,795	$2	—	$—

Stock-based compensation	—	—	—	—	898	—	—	898
Exercise of stock options	136	—	—	—	66	—	—	66
Comprehensive loss:			—
Net loss	—	—	—	—	—	—	(1,376)	(1,376)
Unrealized gain on securities available-for-sale	—	—	—	—	—	214	—	214
Total comprehensive loss	—	—	—	—	—	—	—	(1,162)
Balance at December 31, 2007	18,931	$2	—	—	152,503	123	(97,381)	55,247

Stock-based compensation	—	—	—	—	716	—	—	716
Exercise of stock options	13	—	—	—	6	—	—	6
Comprehensive loss:			—
Net loss	—	—	—	—	—	—	(6,865)	(6,865)
Unrealized loss on securities available-for-sale	—	—	—	—	—	(145)	—	(145)
Total comprehensive loss	—	—	—	—	—	—	—	(7,010)
Balance at December 31, 2008	18,944	$2	—	—	153,225	(22)	(104,246)	48,959

Stock-based compensation	—	—	—	—	606	—	—	606
Exercise of stock options and settlement of restricted stock units	80	—	—	—	36	—	—	36
Repurchases of common stock	—	—	547	$(991)	—	—	—	(991)
Comprehensive loss:
Net income	—	—	—	—	—	—	608	608
Unrealized gain on securities available-for-sale	—	—	—	—	—	171	—	171
Total comprehensive income	—	—	—	—	—	—	—	779
Balance at December 31, 2009	19,024	$2	547	$(991)	$153,867	$149	$(103,638)	$49,389

See accompanying notes.

Digirad Corporation

Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2009	2008	2007
Operating activities
Net income (loss)	$608	$(6,865)	$(1,376)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	4,588	5,609	4,438
Amortization and impairment of intangible assets	590	798	697
Provision for bad debt	58	653	636
Stock-based compensation	606	716	905
Restructuring loss	319	1,308	—
(Gain) loss on disposal of assets	(26)	90	166
Goodwill impairment	—	2,466	—
Amortization of premium on securities available-for-sale	454	314	30
Changes in operating assets and liabilities:
Accounts receivable	1,713	(1,441)	(685)
Inventories	(1,565)	477	398
Other assets	809	(196)	(233)
Accounts payable	(400)	(453)	4
Accrued compensation	(1,295)	(352)	(262)
Deferred revenue	(129)	(186)	134
Other accrued liabilities	(1,524)	(572)	(134)
Net cash provided by operating activities	4,806	2,366	4,718
Investing activities
Payments made in connection with a business acquisition, net	—	—	(8,804)
Purchases of property and equipment	(1,014)	(5,058)	(8,561)
Proceeds from sale of property and equipment	1,024	—	—
Purchases of securities available-for-sale	(20,360)	(16,946)	(2,800)
Maturities of securities available-for-sale	16,586	18,467	20,501
Net cash (used in) provided by investing activities	(3,764)	(3,537)	336
Financing activities
Issuances of common stock	36	6	66
Repurchases of common stock	(991)	—	—
Repayment of obligations under capital leases	(52)	(232)	(268)
Net cash used in financing activities	(1,007)	(226)	(202)
Net (decrease) increase in cash and cash equivalents	35	(1,397)	4,852
Cash and cash equivalents at beginning of year	13,525	14,922	10,070
Cash and cash equivalents at end of year	$13,560	$13,525	$14,922
Supplemental information:
Cash paid during the period for interest	$9	$33	$43
Non-cash investing and financing activities:
Purchase of assets under capital leases	$113	$—	$113

See accompanying notes.

Digirad Corporation

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Digirad Corporation (“Digirad”), a Delaware corporation, is a leading provider of diagnostic imaging products and personnel and equipment leasing services that improve patient care while driving positive healthcare economics. Digirad has two reportable segments, Digirad Imaging Solutions (“DIS”) and Product. The accompanying consolidated financial statements include the operations of both segments. Intercompany accounts and transactions have been eliminated in consolidation. All of our assets, and the majority of our sales, are associated with operations in the continental United States. Through DIS, we provide in-office leasing services to physicians, offering certified personnel, required licensure, an imaging system and other support and supplies for the performance of nuclear and ultrasound imaging procedures under the supervision of our physician customers. DIS physician customers enter into annual lease contracts for imaging services generally delivered on a per-day basis. Our Product segment sells solid-state gamma cameras and provides camera service and maintenance contracts. No customer accounted for more than 10% of our revenue for any period presented.  We evaluated subsequent events through February 11, 2010, the date on which we issued these financial statements.

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

The timing of revenue recognition is based upon factors such as passage of title and risk of loss, the need for installation, and customer acceptance. These factors are based on the specific terms of each contract or sales arrangement.

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

Product revenues are generated from the sales of gamma cameras and follow-on maintenance service contracts. We generally recognize revenue upon delivery to customers. We also provide installation and training for camera sales in the United States.  Installation and training is generally performed shortly after delivery and represents a cost, which we accrue at the time revenue is recognized. Neither service is essential to the functionality of the product. Maintenance services are sold beyond the term of the warranty, which is generally one year from the date of purchase. Revenue from these contracts is deferred and recognized ratably over the period of the obligation and is included in product sales.

Fair-value of Financial Instruments

The carrying value of financial instruments, such as cash and cash equivalents, securities available-for-sale, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of their short term nature. We do not hold or issue financial instruments for trading purposes.

Cash and Cash Equivalents

We consider all investments with a maturity of three months or less when acquired to be cash equivalents. Cash equivalents primarily are funds invested in money market funds whose cost equals fair market value.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

Securities Available-for-Sale

Securities available-for-sale primarily consist of U.S. treasury securities and high-grade corporate debt securities and obligations of government sponsored entities. We classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholder’s equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. As of December 31, 2009, none of our investments has been in an unrealized loss position for more than 12 months.  Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in other income within the Consolidated Statements of Operations.  Realized gains were $0.1 million in 2009.  Net realized losses were $0.1 million in 2008 and were not material in 2007.  The amortization, accretion and interest income are included in interest income within the Consolidated Statements of Operations.  The composition of securities available for sale are as follows (in thousands):

	Maturity in Years		Unrealized
As of December 31, 2009		Amortized Cost	Gains	Losses	Fair Value
U.S. treasury securities	2 or less	$4,050	$16	$—	$4,066
Government sponsored entities	3 or less	3,912	6	(5)	3,913
Corporate debt securities	3 or less	10,037	155	(24)	10,168
Municipal debt securities	3 or less	102	1	—	103
		$18,101	$178	$(29)	$18,250

	Maturity in Years		Unrealized
As of December 31, 2008		Amortized Cost	Gains	Losses	Fair Value
U.S. treasury securities	2 or less	$7,190	$74	$—	$7,264
Government sponsored entities	2 to 3	1,530	—	(16)	1,514
Corporate debt securities	3 or less	3,561	3	(83)	3,481
Auction rate securities	1 or less	2,500	—	—	2,500
		$14,781	$77	$(99)	$14,759

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

Reserves for Doubtful Accounts and Billing Adjustments

We provide reserves for billing adjustments and doubtful accounts. We review reserves on a quarterly basis and make adjustments based on our historical experience rate and known collectibility issues and disputes. We also consider our bad debt write-off history.  Within DIS, we provide reserves for adjustments and credit memos that represent billing errors that are normally adjusted within the first 90 days subsequent to the performance of service. A provision for billing adjustments is charged against DIS revenues and a provision for doubtful accounts is charged to general and administrative expenses. We believe our risk of material loss is mitigated as we only have a small number of customer accounts that have receivable balances in excess of $100,000.

Inventory

We state inventories at the lower of cost (first-in, first-out) or market (net realizable value) and review our inventory balances for excess and obsolete inventory levels on a quarterly basis. Costs include material, labor and manufacturing overhead costs. We rely on historical information to support our reserve and utilize management’s business judgment with respect to estimated future demand. We reserved 100% of the cost of service inventory quantities in excess of a projected 36 month demand for all periods presented. In the third quarter of 2009, we implemented several changes to the control and analysis of our inventory and we were able to obtain more accurate future demand information particularly in light of our product life cycles. In conjunction with physical inventory valuation projects, we physically segregated our production and service inventory and implemented new forecasting software. As a result of these changes and our increased ability to obtain and better analyze information, we began reserving 100% of the cost of production inventory quantities in excess of a projected 24 month demand. Historically, we reserved 100% of the cost of production inventory quantities in excess of a projected 12 month demand. The refinement of our reserve methodology did not result in the write-up of inventory previously reserved and did not impact the comparability of the financial statements presented. Once inventory is reserved, we do not adjust the reserve balance until the inventory is sold or disposed.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

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

Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

Long-lived assets that are not used in operations and are actively being marketed for sale are classified as held for sale and are reflected as current assets on our balance sheet.  The values of these assets are reviewed quarterly and do not exceed the anticipated cash inflows generated from the sale of these assets.

Valuation of Goodwill

On May 1, 2007, we completed the acquisition of substantially all of the assets and liabilities of Ultrascan, Inc. (“Ultrascan”), a provider of ultrasound imaging systems and services to physicians’ offices and hospitals. The acquisition of net assets from Ultrascan resulted in the recording of goodwill, which represented the excess between the purchase price and the net assets acquired. We review goodwill for impairment on an annual basis during the fourth quarter, as well as when events or changes in circumstances indicate that the carrying value may not be recoverable. We perform a two-step impairment test on goodwill.  In the first step, we compare the fair value of the reporting unit with goodwill to the carrying value of its long-term assets. If the carrying value of the long-term assets exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test, whereby the carrying value of the reporting unit’s goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference would be recorded.

No impairment losses were recorded to Goodwill in 2009.  In 2008, we recorded a $2.5 million impairment loss in part due to a significant decline in our evaluation of the goodwill assets.  We determined that the implied fair value of goodwill is $0.2 million utilizing the discounted cash flow method under the income approach as well as the market approach, down from $2.7 million in 2007.  The impairment loss is included in loss from operations on our statement of operations for fiscal 2008.

Restructuring

Restructuring costs are included in loss from operations within the Consolidated Statements of Operations.  Restructuring loss for the year ended December 31, 2009 is comprised of one-time termination benefits for involuntarily terminated employees.  Restructuring loss for the year ended December 31, 2008 is comprised of losses on the abandonment of property and equipment and assets held for sale, one-time termination benefits for involuntarily terminated employees, and obligations pertaining to abandoned property leases.  Losses on property and equipment were recorded consistent with our accounting policy related to long-lived assets, described above.  One-time termination benefits are recorded at the time they are communicated to the affected employees.  Losses on property lease obligations are recorded when the lease is abandoned.

Shipping and Handling Fees and Costs

We record all shipping and handling billings to a customer as revenue earned for the goods provided.  Shipping and handling costs are included in cost of revenues and totaled $0.1 million, $0.3 million and $0.3 million for each of the years ended 2009, 2008 and 2007, respectively.

Share-based Payments

We grant options to purchase our common stock and restricted stock units ("RSUs") to our employees and directors under our equity compensation plans. Share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense ratably over the requisite service period. The Company's employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised or forfeited prior to their contractual maturity.

Compensation Costs.  Results of operations for each of the years ended 2009, 2008 and 2007 include stock-based compensation costs of $0.6 million, $0.7 million, and $0.9 million, respectively.   There were no significant modifications to our share-based employee payment plans during the periods presented that resulted in any incremental compensation cost.  The following is a summary of stock-based compensation costs, by income statement classification (in thousands):

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

	Years ended December 31,
	2009	2008	2007
The composition of stock-based compensation is as follows:
Cost of DIS revenue	$27	$56	$71
Cost of product revenue	56	53	49
Research and development	37	47	78
Marketing and sales	93	115	100
General and administrative	393	445	607
	$606	$716	$905

Valuation.  We estimate the fair value of the stock option awards using the Black-Scholes-Merton option-pricing model on the date of grant. The fair value of RSUs is based on the stock price on the date of grant.  The fair value of equity instruments that are expected to vest are recognized using the straight-line method over the requisite service period.  The fair value of stock options is derived using the following assumptions, some of which are subjective by nature. The following table summarizes the weighted-average assumptions used in the valuation of stock options during each period:

	Years ended December 31,
	2009	2008	2007
Expected life (in years)	6.0	6.0	5.8
Weighted average volatility	65%	56%	50%
Forfeiture rate	4%	—	16%
Risk-free interest rate	3.0%	2.8%	4.6%
Expected dividend yield	—	—	—

The weighted-average expected option term for each of the years ended 2009, 2008, and 2007 reflects the application of the simplified method, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all options. We utilized this approach as our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term. Expected volatilities are based on historical volatility of our stock. We estimated the forfeiture rate based on historical data for forfeitures and we are recognizing compensation costs only for those equity awards expected to vest.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant.  We have never declared or paid dividends and have no plans to do so in the foreseeable future.

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

	Years ended December 31,
	2009	2008	2007
Balance at beginning of year	$906	$930	$788
Charges to cost of revenues	406	1,069	1,747
Applied to liability	(980)	(1,093)	(1,605)
Balance at end of year	$332	$906	$930

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs for each of the years ended 2009, 2008 and 2007 were $0.6 million, $0.8 million and $0.7 million, respectively.

Vender Concentration

We currently have one critical vendor relationship related to our radiopharmaceutical supplies which represents approximately 40% of our liability balance as of December 31, 2009.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

Net Income (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding. Diluted EPS is computed by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units.  Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive.  For the years ended 2008 and 2007, there is no difference in basic or diluted earnings per share since we generated a net loss in those years. Potentially dilutive securities totaling 249,000 and 349,000 at December 31, 2008 and 2007, respectively, were excluded from diluted earnings per share because of their anti-dilutive effect. On July 9, 2009, we cancelled options to purchase an aggregate of 1,087,230 shares of our common stock, and in exchange, granted new options to purchase an aggregate of 398,493 shares of our common stock, which did not have a material impact on the Consolidated Statements of Operations or net income (loss) per share. The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Years ended December 31,
	2009	2008	2007

Net income (loss)	$608	$(6,865)	$(1,376)

Shares used to compute basic net income (loss) per share	19,073	18,955	18,845
Dilutive potential common shares:
Stock options	408	—	—
Restricted stock units	76	—	—
Shares used to compute diluted net income (loss) per share	19,557	18,955	18,845

Basic and diluted net income (loss) per share	$0.03	$(0.36)	$(0.07)

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

The FASB issued authoritative guidance on business combinations in December 2007, which is effective for business combinations with an acquisition date subsequent to December 31, 2008.  The guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  Also, under the guidance, transaction costs will no longer be considered part of the fair value of an acquisition, and will be expensed as incurred.

The FASB issued authoritative guidance on the reporting of noncontrolling interests in consolidated financial statements in December 2007, which is effective for fiscal years beginning on or after December 1, 2008.  The guidance improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way. The guidance also eliminates the diversity that exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.  As of December 31, 2009, we did not hold any noncontrolling interests in subsidiaries.

2. Financial Statement Details

The composition of certain balance sheet accounts is as follows (in thousands):

Accounts Receivable
	December 31,
	2009	2008
Accounts receivable	$8,843	$10,569
Less reserves and allowance for doubtful accounts	(1,290)	(1,245)
	$7,553	$9,324

Inventories
	December 31,
	2009	2008
Raw materials	$3,431	$1,997
Work-in-progress	1,916	3,056
Finished goods	1,852	520
	7,199	5,573
Less reserves for excess and obsolete inventories	(797)	(595)
	$6,402	$4,978

Property and Equipment
	December 31,
	2009	2008
Machinery and equipment	$22,440	$24,743
Computers and software	2,270	3,955
Leasehold improvements	764	768
	25,474	29,466
Less accumulated depreciation and amortization	(15,211)	(16,038)
	$10,263	$13,428

Other Accrued Liabilities
	December 31,
	2009	2008
Radiopharmaceuticals and consumable medical supplies	$323	$507
Professional fees	338	420
Facilities and related costs	218	400
Outside services and consulting	312	373
Travel expenses	165	229
Sales and property taxes payable	278	197
Other accrued liabilities	472	685
	$2,106	$2,811

3. Commitments and Contingencies

Leases.  We lease our facilities and certain automotive equipment under non-cancellable operating leases expiring through 2016. Rent expense (including common area charges) was $1.3 million, $1.4 million and $1.4 million for each of the years ended 2009, 2008 and 2007, respectively. The future minimum rental payments due under non-cancelable operating leases having initial or remaining lease terms in excess of one year at December 31, 2009 are as follows (in thousands):

Operating Leases
2010	$1,275
2011	1,057
2012	944
2013	728
2014	575
Thereafter	683
Total minimum lease payments	$5,262

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

Acquisition.  On May 1, 2007, we completed the acquisition of substantially all of the assets and liabilities of Ultrascan, Inc. (“Ultrascan”), a provider of ultrasound imaging systems and services to physicians’ offices and hospitals. Additional consideration, payable in cash and common stock, of up to $3.9 million may be payable to the seller, or its designees, in the event that certain financial milestones are achieved over a four year period commencing on the date of the acquisition. The additional consideration will be added to goodwill if and when it is earned, because the nature of the financial milestones do not give rise to the existence of additional intangible assets.

Stock Repurchase Program.  On February 4, 2009, our board of directors authorized a stock buyback program to repurchase up to an aggregate of $2.0 million of our issued and outstanding common shares.  The timing and extent of the repurchase depends upon market conditions, applicable legal requirements, and other factors.  During 2009, we repurchased 547,000 shares of our common stock at a cost of $1.0 million.

Legal Matters.  In the normal course of business, we have been, and will likely continue to be, subject to litigation or administrative proceedings incidental to our business, such as claims related to customer disputes, employment practices, wage and hour disputes, product liability, professional liability, commercial disputes, licensure restrictions or denials, and warranty or patent infringement. Responding to litigation or administrative proceedings, regardless of whether they have merit, can be expensive and disruptive to normal business operations. As litigation and the administrative proceedings are inherently uncertain, we cannot predict the outcome of such matters. While the ultimate outcome of litigation is always uncertain, we do not believe that it will have a material adverse effect on our business or financial results.

4.  Intangible Assets

Our intangible assets are comprised of customer relationships, covenants not to compete, and patents.  Customer relationships and covenants not to compete were recorded as a result of the acquisition of net assets from Ultrascan in May 2007, and have been recorded within the DIS segment since the date of the acquisition along with the related amortization expense.  All patents and trademarks, as well as their related amortization and impairment expense, are recorded within the Product segment.  The carrying value of our intangible assets as of December 31, 2009 and 2008 is comprised of the following (in thousands):

	December 31, 2009
	Weighted Average Estimated Useful Life (years)	Gross Amount	Accumulated Amortization	Net Book Value
Intangibles subject to amortization:
Customer relationships	7	$2,600	$1,588	$1,012
Covenants not to compete	5	300	160	140
Patents	8 - 15	153	62	91
Total intangible assets:	7	$3,053	$1,810	$1,243

	December 31, 2008
	Weighted Average Estimated Useful Life (years)	Gross Amount	Accumulated Amortization	Net Book Value
Intangibles subject to amortization:
Customer relationships	7	$2,600	$1,083	$1,517
Covenants not to compete	5	300	100	200
Patents	8 - 15	165	49	116
Total intangible assets:	7	$3,065	$1,232	$1,833

For the year ended December 31, 2009, our  impairment losses related to patents were not significant.  We recorded impairment losses of $0.1 million and $0.2 million related to patents no longer utilized in currently marketed products for each of the years ended 2008 and 2007, respectively.  Impairment losses are included in general and administrative expenses in the Consolidated Statements of Operations.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

The aggregate amortization expense related to intangible assets with finite lives was $0.6 million, $0.7 million, and $0.5 million for each of the years ended 2009, 2008, and 2007, respectively. Estimated future amortization expense related to intangible assets with finite lives at December 31, 2009 is as follows:

In Thousands
2010	$427
2011	333
2012	234
2013	165
2014	57
Thereafter	27
Total	$1,243

5. Goodwill

Goodwill has been recorded within a reporting unit of our DIS segment since the acquisition of net assets from Ultrascan.  As a result of our annual impairment test during the fourth quarter of 2008, we recorded a $2.5 million impairment loss due to a significant decline in our market capitalization , adjusting goodwill to its current carrying value of $0.2 million.  No impairment loss was recorded in 2009.  In performing our annual impairment test, we determine the implied fair value of our goodwill utilizing the discounted cash flow method under the income approach as well as the market approach.  Under the income approach, we derive the fair value based on the present value of estimated future cash flows, which were based on historical data and assumptions pertaining to the market.  Under the market-based approach, we derived the fair value based on revenue and earnings multiples of comparable publicly-traded peer companies.

6.  Restructuring and Assets Held for Sale

Fiscal 2009 Restructuring Plan.  As part of an ongoing review of current market conditions and internal operations, we reduced our workforce by approximately 25 positions in the third quarter of 2009.  We have completed our restructuring plan and incurred $125,000 and $109,000 of severance costs in the Product and DIS imaging segments, respectively, which were included in the restructuring loss line item within the Consolidated Statements of Operations in the third quarter of 2009.  We do not anticipate significant additional costs to be incurred in connection with the restructuring plan.

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

Restructuring activity through December 31, 2009 consisted of the following (in thousands):

		Year ended December 31, 2009
Restructuring charges:	Liability as of December 31, 2008	Charges/ Adjustments	Cash Payments/ Adjustments	Non-cash Settlements	Liability as of December 31, 2009	Total costs incurred as of December 31, 2009	Expected costs as of December 31, 2009
Fiscal 2009 Restructuring Plan:
Severance Pay	$—	$234	$(231)	$—	$3	$234	$234
Fiscal 2008 Restructuring Plan:
Loss on property and equipment	—	(19)	27	(8)	—	978	978
Severance Pay	203	47	(170)	(80)	—	309	309
Lease obligations	39	57	(78)	—	18	115	115
Other	10	—	(10)	—	—	10	10
Total restructuring charges	$252	$319	$(462)	$(88)	$21	$1,646	$1,646

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

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

7.  Investments

We measure available-for-sale securities at fair value on a recurring basis.  We measure fair value based on the price that would be received in selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In order to increase consistency and comparability in fair value measurements, the FASB Codification establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels.  These levels, in order of highest priority to lowest priority, are described below:

Level 1:  Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.
Level 2:  Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3:  Unobservable inputs are used when little or no market data is available.

The fair values of our available-for-sale securities were determined using the following inputs (in thousands):

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. treasury securities	$4,066	$4,066	$—	$—
Government sponsored entities	3,913	—	3,913	—
Corporate debt securities	10,168	—	10,168	—
Municipal debt securities	103	—	103	—
Total available-for-sale securities:	$18,250	$4,066	$14,184	$—

Our investments in U.S. treasury securities were valued based on publicly available quoted prices for identical securities as of December 31, 2009.  Our investments in government sponsored entities, corporate debt securities and municipal debt securities were valued by a third party pricing vendor using proprietary valuation models and analytical tools.  The inputs to these models related to similar instruments and were both objective and publicly available.

8. Stockholders’ Equity

Stock Options and Restricted Stock Units

At December 31, 2009, we have one stock option plan (the “2004 Plan”) under which stock options and restricted stock units (“RSUs”) may be granted to employees and non-employee members of our Board of Directors. Terms of any equity instruments granted under the 2004 Plan are approved by the Board of Directors.  Stock options typically vest over two to four years and have a contractual term of 10 years.  RSUs generally vest over one year and must be settled at the earlier of the recipients’ termination date or 36 months after grant.  Under the 2004 Plan, we are authorized to issue an aggregate of 2,400,000 shares of common stock. The number of shares reserved for issuance under the 2004 Plan is subject to increase by any shares under the 1998 Stock Option/Stock Issuance Plan (the “1998 Plan”) that are forfeited, expire or are cancelled up to a maximum of 1,500,000 shares.  As of December 31, 2009, the number of shares reserved for issuance under the 2004 Plan was 324,000 shares due to forfeited, expired and cancelled shares under the 1998 Plan.

Prior to the completion of our initial public offering in June 2004, we were authorized to issue options under our 1991 Stock Option Program, 1997 Stock Option/Stock Issuance Plan and 1998 Stock Option/Stock Issuance Plan; however, no additional awards may now be made under such plans.

The following table summarizes option activity under the stock option plans (in thousands, except per share amounts):

	Shares	Weighted average exercise price	Average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2008	2,756	$3.82	7.46	$29
Granted	733	$1.12	4,774	4,541
Exercised	(66)	$0.51	(972)	(1,172)
Forfeited or expired	(1,652)	$4.48	(972)	(1,172)
Outstanding at December 31, 2009	1,771	$2.21	4.94	$1,682
Vested or expected to vest at December 31, 2009	1,771	$2.21	4.94	$1,682
Exercisable at December 31, 2009	752	$3.84	4.38	$561

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

	2009	2008	2007
Weighted average grant-date fair value of options granted	$0.59	$0.91	$2.28
Aggregate intrinsic value of options exercised	$98	$17	$421
Fair value of shares vested	$5	$1,091	$1,537

A summary of the status of our nonvested RSUs as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below (in thousands, except per share amounts):

	Shares	Weighted average grant-date fair value
Nonvested outstanding at December 31, 2008	30	$2.71
Granted	150	$1.26
Vested	(127)	$1.60
Nonvested outstanding at December 31, 2009	53	$1.25
Vested or expected to vest at December 31, 2009	53	$1.25

As of December 31, 2009, $.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our various plans is expected to be recognized over a weighted-average period of 2.5 years. Cash received from option exercises for the years ended December 31, 2009, 2008, and 2007 was $34,000, $6,000, and $66,000, respectively. Because of our net operating losses, we did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three years ended December 31, 2009.

Common Shares Reserved for Issuance

The following table summarizes common shares reserved for future issuance at December 31, 2009 (in thousands):

Stock options outstanding	1,771
Restricted stock units outstanding	150
Equity instruments available for future grant	1,070
Total common shares reserved for issuance	2,991

9. Income Taxes

As of December 31, 2009, we had Federal and state income tax net operating loss carry forwards of $85.9 million and $40.4 million, respectively.  Federal loss carry forwards do not begin expiring until 2011, unless previously utilized.  No material state loss carry forwards will expire until 2014, unless previously utilized. We also have Federal and California research and other credit carry forwards of approximately $1.8 million and $1.9 million, respectively. Material Federal credits do not begin expiring until 2012, unless previously utilized. The California research credits have no expiration. Pursuant to Internal Revenue Code Sections 382 and 383, use of our net operating loss and credit carry forwards may be limited because of a cumulative change in ownership greater than 50% which may have occurred or which may occur in the future. A valuation allowance has been recognized to offset the deferred tax assets, as realization of such assets has not met the “more likely than not” threshold required under ASC 740, “Accounting for Income Taxes”.

Our net deferred tax assets consisted of the following (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$31,797	$32,830
Research and development and other credits	3,274	3,278
Reserves	1,349	1,215
Other, net	4,645	4,004
Total deferred tax assets	41,065	41,327
Deferred tax liabilities - depreciation	(950)	(862)
Reserve for uncertain tax positions	(1,403)	(1,451)
Valuation allowance for deferred tax assets	(38,712)	(39,014)
Net deferred tax assets	$—	$—

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

We have recorded income tax expense of approximately $42,000 during 2009.   Owing to its insignificance, we have included it as a component of other expense in the Consolidated Statements of Operations.  Income tax expense was not significant in either 2008 or 2007.

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

	Years ended December 31,
	2009	2008	2007
Income tax at statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	13.0	4.0	3.1
Permanent differences, tax credits and other true ups	4.9	5.1	(11.2)
FIN 48 and other reserves	(1.0)	0.1	(83.5)
Change in valuation allowances	(45.6)	(44.3)	56.2
Provision for income taxes	6.3%	(0.1)%	(0.4)%

On January 1, 2007, we adopted the guidance related to accounting for uncertainty in income taxes issued by the FASB. As a result of this change, the Company recorded a cumulative change of $1.2 million which was recorded as a decrease to deferred tax assets and a corresponding reduction to the valuation allowance.

The following table summarized the activity related to our unrecognized tax benefits (in thousands):

	December 31,
	2009	2008
Balance at beginning of year	$1,497	$1,509
Increases related to prior year tax positions	69	—
Increases related to current year tax positions	6	—
Change in valuation allowances	(9)	(12)
Balance at end of year	$1,563	$1,497

Included in the unrecognized tax benefits of $1.6 million at December 31, 2009 was $1.3 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2005; however, our net operating loss carryforward and research credit carryforwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2009.

10. Employee Retirement Plan

We have two 401(k) retirement plans under which all full-time employees may contribute up to 100% of their annual salary, within IRS limits. Company contributions to our retirement plans totaled $0.3 million, $0.2 million and $0.2 million for each of the years ended 2009, 2008 and 2007, respectively.

11. Segments

Our reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the operating income (loss) contributed by each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The majority of our capital expenditures arise at our DIS segment.

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

Segment data in thousands	Years ended December 31,
	2009	2008	2007
Gross profit by segment:
DIS	$13,842	$11,507	$12,920
Product	6,383	8,564	7,598
Consolidated gross profit	$20,225	$20,071	$20,518

Income (loss) from operations by segment:
DIS	$1,290	$(8,357)	$(562)
Product	(1,232)	733	(2,279)
Consolidated income (loss) from operations	$58	$(7,624)	$(2,841)

Depreciation, amortization:
DIS	$4,464	$5,433	$4,024
Product	714	890	1,111
Consolidated total	$5,178	$6,323	$5,135

	As of December 31,
	2009	2008
Identifiable assets by segment:
DIS	$18,067	$23,881
Product	40,622	37,314
Consolidated assets	$58,689	$61,195

Goodwill by segment:
DIS	$184	$184
Product	—	—
Consolidated goodwill	$184	$184

12. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2009 and 2008 are as follows (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2009
Revenues	$17,710	$18,559	$16,928	$16,399
Gross profit	$5,109	$5.888	$4,513	$4,715
Income (loss) from operations	$(95)	$638	$(514)	$29
Net income (loss)	$44	$784	$(414)	$194
Net income (loss) per common share—basic and diluted	$0.00	$0.04	$(0.02)	$0.01

Fiscal 2008
Revenues	$18,271	$19,897	$20,203	$21,987
Gross profit	$4,413	$4,555	$4,823	$6,280
Loss from operations	$(1,699)	$(1,414)	$(981)	$(3,530)
Net loss	$(1,395)	$(1,156)	$(869)	$(3,445)
Net loss per common share—basic and diluted (1)	$(0.07)	$(0.06)	$(0.05)	$(0.18)

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.