Form 10-K/A
period 2009-12-31
DIGIRAD CORP
filed 2010-02-12
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K/A
Amendment No.1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2009 which was filed with the US Securities and Exchange Commission (the “SEC”) on February 11, 2010 (the “Original Filing”).

The sole purpose of this Amendment No. 1 is to correct the following typographical errors:
•	Figures inadvertently omitted from the Consolidated Statements of Stockholders’ Equity located in the Original Filing on page F-5.
•	Figures inadvertently inserted in the table summarizing option activity under the stock option plans located in the Original Filing on page F-15.

We have made no other changes to the previously filed Form 10-K. All information in this Form 10-K/A is as of December 31, 2009, and does not reflect any subsequent information or events other than the changes mentioned above.

DIGIRAD CORPORATION

FORM 10-K/A—ANNUAL REPORT
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

Item 6. Selected Consolidated Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and related disclosures and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K/A. Amounts are presented in thousands, except per share amounts.

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

DIGIRAD CORPORATION

Dated: February 12, 2010	By:	/s/ TODD P. CLYDE
	Name:	Todd P. Clyde
	Title:	President ,Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ TODD P. CLYDE	President and Chief Executive Officer	February 12, 2010
Todd P. Clyde	(Principal Executive Officer)

/s/ Richard B. Slansky	Executive Vice President and Chief Financial Officer	February 12, 2010
Richard B. Slansky	(Principal Financial Officer)

/s/ R. KING NELSON	Director	February 12, 2010
R. King Nelson	(Chairman of the Board of Directors)

/s/ GARY F. BURBACH	Director	February 12, 2010
Gary F. Burbach

/s/ Lloyd H. Malchow	Director	February 12, 2010
Lloyd H. Malchow

/s/ Steve C. Mendell	Director	February 12, 2010
Steve C. Mendell

/s/ John W. Sayward	Director	February 12, 2010
John W. Sayward

/s/ Kenneth Olson	Director	February 12, 2010
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

See accompanying notes.

Digirad Corporation

Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common stock		Treasury Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2006	18,795	$2	—	$—	$151,539	$(91)	$(96,005)	$55,445

Stock-based compensation	—	—	—	—	898	—	—	898
Exercise of stock options	136	—	—	—	66	—	—	66
Comprehensive loss:			—
Net loss	—	—	—	—	—	—	(1,376)	(1,376)
Unrealized gain on securities available-for-sale	—	—	—	—	—	214	—	214
Total comprehensive loss	—	—	—	—	—	—	—	(1,162)
Balance at December 31, 2007	18,931	$2	—	—	152,503	123	(97,381)	55,247

Stock-based compensation	—	—	—	—	716	—	—	716
Exercise of stock options	13	—	—	—	6	—	—	6
Comprehensive loss:			—
Net loss	—	—	—	—	—	—	(6,865)	(6,865)
Unrealized loss on securities available-for-sale	—	—	—	—	—	(145)	—	(145)
Total comprehensive loss	—	—	—	—	—	—	—	(7,010)
Balance at December 31, 2008	18,944	$2	—	—	153,225	(22)	(104,246)	48,959

Stock-based compensation	—	—	—	—	606	—	—	606
Exercise of stock options and settlement of restricted stock units	80	—	—	—	36	—	—	36
Repurchases of common stock	—	—	547	$(991)	—	—	—	(991)
Comprehensive loss:
Net income	—	—	—	—	—	—	608	608
Unrealized gain on securities available-for-sale	—	—	—	—	—	171	—	171
Total comprehensive income	—	—	—	—	—	—	—	779
Balance at December 31, 2009	19,024	$2	547	$(991)	$153,867	$149	$(103,638)	$49,389

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

The following table summarizes option activity under the stock option plans (in thousands, except per share amounts):

	Shares	Weighted average exercise price	Average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2008	2,756	$3.82
Granted	733	$1.12
Exercised	(66)	$0.51
Forfeited or expired	(1,652)	$4.48
Outstanding at December 31, 2009	1,771	$2.21	4.94	$1,682
Vested or expected to vest at December 31, 2009	1,771	$2.21	4.94	$1,682
Exercisable at December 31, 2009	752	$3.84	4.38	$561

Digirad Corporation

Notes to Consolidated Financial Statements—(Continued)

	2009	2008	2007
Weighted average grant-date fair value of options granted	$0.59	$0.91	$2.28
Aggregate intrinsic value of options exercised	$98	$17	$421
Fair value of shares vested	$5	$1,091	$1,537

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