Form 10-Q
period 2010-03-31
DIGIRAD CORP
filed 2010-04-29
CIK 707388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes     No  ☒

As of April 29, 2010, the registrant had 19,044,341 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Digirad Corporation

Consolidated Balance Sheets

(In thousands, except par value amounts)

	March 31, 2010	December 31, 2009*
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,497	$13,560
Securities available-for-sale	17,261	18,250
Accounts receivable, net	8,688	7,553
Inventories, net	6,541	6,402
Other current assets	1,307	1,234

Total current assets	47,294	46,999
Property and equipment, net	9,495	10,263
Intangible assets, net	1,111	1,243
Goodwill	184	184

Total assets	$58,084	$58,689

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,205	$1,797
Accrued compensation	2,313	2,344
Accrued warranty	329	332
Other accrued liabilities	2,213	2,106
Deferred revenue	2,417	2,594

Total current liabilities	9,477	9,173
Deferred rent	113	127
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized; no shares issued or outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.0001 par value: 80,000 shares authorized; 18,471 and 18,477 shares issued and outstanding (net of treasury shares) March 31, 2010 and December 31, 2009, respectively	2	2
Treasury stock, at cost; 573 shares at March 31, 2010 and 547 shares at December 31, 2009	(1,039)	(991)
Additional paid-in capital	154,070	153,867
Accumulated other comprehensive income	334	149
Accumulated deficit	(104,873)	(103,638)

Total stockholders’ equity	48,494	49,389

Total liabilities and stockholders’ equity	$58,084	$58,689

*	The consolidated balance sheet as of December 31, 2009, has been derived from the audited financial statements as of that date.

See accompanying notes.

Digirad Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenues:
DIS	$10,723	$13,851
Product	4,346	3,859

Total revenues	15,069	17,710
Cost of revenues:
DIS	8,803	10,194
Product	2,894	2,407

Total cost of revenues	11,697	12,601

Gross profit	3,372	5,109
Operating expenses:
Research and development	725	772
Sales and marketing	1,630	1,708
General and administrative	2,262	2,409
Amortization of intangible assets	132	170
Restructuring loss	—	145

Total operating expenses	4,749	5,204

Loss from operations	(1,377)	(95)
Other income (expense):
Interest income	122	103
Interest expense	(2)	(3)
Other income	22	39

Total other income	142	139

Net income (loss)	$(1,235)	$44

Net income (loss) per common share – basic and diluted	$(0.06)	$0.00

Weighted average shares outstanding – basic	19,229	19,017

Weighted average shares outstanding – diluted	19,229	19,172

See accompanying notes.

Digirad Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2010	2009
Operating activities
Net income (loss)	$(1,235)	$44
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,048	1,261
Amortization of intangible assets	132	170
Provision for bad debt	5	127
Stock-based compensation	176	165
Restructuring loss	—	145
(Gain) loss on disposal of assets	(2)	(40)
Amortization of premium on securities available-for-sale	89	111
Changes in operating assets and liabilities:
Accounts receivable	(1,140)	(603)
Inventories	(113)	(1,377)
Other assets	(73)	280
Accounts payable	408	373
Accrued compensation	(31)	(687)
Other accrued liabilities	(73)	(546)

Net cash used in operating activities	(809)	(577)
Investing activities
Purchases of property and equipment	(311)	(125)
Proceeds from sale of property and equipment	7	898
Purchases of securities available-for-sale	(1,596)	(3,871)
Maturities of securities available-for-sale	2,682	5,500

Net cash provided by investing activities	782	2,402
Financing activities
Purchases of treasury stock	—	(11)
Issuances of common stock	28	5
Repurchases of common stock	(49)	—
Repayment of obligations under capital leases	(15)	(17)

Net cash used in financing activities	(36)	(23)

Net (decrease) increase in cash and cash equivalents	(63)	1,802
Cash and cash equivalents at beginning of period	13,560	13,525

Cash and cash equivalents at end of period	$13,497	$15,327

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

Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire year. For further information, see our financial statements and related disclosures thereto for the year ended December 31, 2009, from which our December 31, 2009 balance sheet information was derived in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2010. We evaluated subsequent events through April 29, 2010, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

Net Income (Loss) Per Share

Basic EPS is calculated by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding. Diluted EPS is computed by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. Shares used to compute basic net income (loss) per share include 199,000 restrictive stock units as of March 31, 2010 compared to 68,000 in March 31, 2009.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended March 31,
	2010	2009
Net income (loss)	$(1,235)	$44
Shares used to compute basic net income (loss) per share	19,229	19,017
Dilutive potential common shares:
Stock options	—	135
Restricted stock units	—	20

Shares used to compute diluted net income (loss) income per share	19,229	19,172

Basic and diluted net income (loss) per share	$(0.06)	$0.00

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following components (in thousands):

	Three months ended March 31,
	2010	2009
Net income (loss), as reported	$(1,235)	$44
Unrealized gains (losses) on marketable securities	185	(238)

Comprehensive loss	$(1,050)	$(194)

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

Securities, Available-for-Sale. Securities consist of money market funds, municipal bonds, as well as U.S. treasury, government and corporate debt securities. We classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned. Realized gains and losses on investments in securities are based on the specific identification method and are included in other income within the Consolidated Statements of Operations. Realized gains and losses for the three months ended March 31, 2010 were not material. No realized gains or losses were incurred for the three months ended March 31, 2009. As of March 31, 2010, none of our investments has been in an unrealized loss position for more than 12 months. The amortization, accretion and interest income are included in interest income within the Consolidated Statements of Operations. The following table sets forth the composition of securities available for sale as of March 31, 2010 and December 31, 2009 (in thousands):

As of March 31, 2010	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
U.S. treasury securities	2 or less	$3,023	$8	$—	$3,031
Municipal bonds	3 or less	102	—	—	102
Government sponsored entities	3 or less	4,296	4	(11)	4,289
Corporate debt securities	4 or less	9,499	343	(3)	9,839

		$16,920	$348	$(14)	$17,261

As of December 31, 2009	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
U.S. treasury securities	2 or less	$4,050	$16	$—	$4,066
Government sponsored entities	3 or less	3,912	6	(5)	3,913
Corporate debt securities	3 or less	10,037	155	(24)	10,168
Auction rate securities	3 or less	102	—	—	103

		$18,101	$178	$(29)	$18,250

2. Financial Statement Details

Inventories consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$2,191	$3,431
Work-in-progress	2,087	1,916
Finished goods	2,994	1,852

	7,272	7,199
Less reserves for excess and obsolete inventories	(731)	(797)

	$6,541	$6,402

Property and equipment consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Machinery and equipment	$22,171	$22,440
Computers and software	2,350	2,270
Leasehold improvements	803	764

	25,324	25,474
Less accumulated depreciation and amortization	(15,829)	(15,211)

	$9,495	$10,263

Other accrued liabilities consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Outside services and consulting	$379	$312
Radiopharmaceuticals and consumable medical supplies	347	323
Sales and property taxes payable	320	278
Professional fees	298	338
Facilities and related costs	228	218
Travel expenses	154	165
Other accrued liabilities	487	472

	$2,213	$2,106

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

Level 3: Unobservable inputs are used when little or no market data is available.

The fair values of our available-for-sale securities were determined using the following inputs (in thousands):

	Fair Value Measurements at March 31, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. treasury securities	$3,031	$3,031	$—	$—
Municipal bonds	102	—	102	—
Government sponsored entities	4,289	—	4,289	—
Corporate debt securities	9,839	—	9,839	—

Total available-for-sale securities:	$17,261	$3,031	$14,230	$—

Our investments in U.S. treasury securities were valued based on publicly available quoted prices for identical securities as of March 31, 2010. Our investments in government sponsored entities and corporate debt securities were valued by a third party pricing vendor using proprietary valuation models and analytical tools. The inputs to these models related to similar instruments and were both objective and publicly available.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2010
	Gross Amount	Accumulated Amortization	Net Book Value
Intangibles subject to amortization:
Customer relationships	$2,600	$1,702	$898
Covenants not to compete	300	175	125
Patents	153	65	88

Total intangibles assets:	$3,053	$1,942	$1,111

	December 31, 2009
	Gross Amount	Accumulated Amortization	Net Book Value
Intangibles subject to amortization:
Customer relationships	$2,600	$1,588	$1,012
Covenants not to compete	300	160	140
Patents	153	62	91

Total intangible assets:	$3,053	$1,810	$1,243

All patents and their related amortization are recorded within the Product segment. All other intangible assets, including goodwill, and their related amortization expense are recorded within the DIS segment. The aggregate amortization expense related to intangible assets with finite lives for the three months ended March 31, 2010 was $0.1 million. Estimated future amortization expense related to intangible assets with finite lives at March 31, 2010 is as follows:

In Thousands
2010 (remaining 9 months)	$295
2011	333
2012	234
2013	165
2014	57
Thereafter	27

Total	$1,111

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

The activities in our warranty reserve consisted of the following (in thousands):

	Three months ended March 31,
	2010	2009
Balance at beginning of period	$332	$906
Charges to cost of revenues	182	143
Applied to liability	(185)	(240)

Balance at end of period	$329	$809

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

	Three months ended March 31,
	2010	2009
Gross profit by segment:
DIS	$1,920	$3,657
Product	1,452	1,452

Consolidated gross profit	$3,372	$5,109

Income (loss) from operations by segment:
DIS	$(954)	$287
Product	(423)	(382)

Consolidated income (loss) from operations	$(1,377)	$(95)

Depreciation and amortization of tangible and intangible assets by segment:
DIS	$1,038	$1,281
Product	142	150

Consolidated depreciation and amortization	$1,180	1,431

	As of March 31,
	2010	2009
Identifiable assets by segment:
DIS	$17,138	$23,470
Product	40,946	36,951

Consolidated assets	$58,084	$60,421

7. Income Taxes

As of December 31, 2009, we had unrecognized tax benefits of approximately $1.6 million. There has been no significant change in unrecognized tax benefits through March 31, 2010. Included in the unrecognized tax benefits of $1.6 million at December 31, 2009 was $1.3 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2005; however, our net operating loss and research credit carry-forwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There was approximately $7,000 accrued interest and penalties associated with uncertain tax positions as of March 31, 2010.

8. Commitments and Contingencies

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

Stock Repurchase Program

On February 4, 2009, our board of directors authorized a stock buyback program to repurchase up to an aggregate of $2.0 million of our issued and outstanding common shares. The timing and extent of the repurchase depends upon market conditions, applicable legal requirements, and other factors. During the three months ended March 31, 2010, we repurchased 25,800 shares of our common stock at a cost of $49,000, at a weighted average price of $1.91 per share for the three months ended March 31, 2010. Since the inception of the program, we repurchased 573,218 shares of our common stock at a cost of $1,039,000, at a weighted average price of $1.79 per share.

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

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q, and the audited financial statements and notes as of and for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2010. Operating results are not necessarily indicative of results that may occur in future periods.

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

We generate revenues within two primary operating segments: our personnel and equipment leasing service business (Digirad Imaging Solutions, or “DIS”) and our Product segment. Through DIS, we offer a comprehensive personnel and equipment leasing services program as an alternative to purchasing a gamma camera or ultrasound equipment for physicians who wish to perform nuclear imaging, echocardiography, vascular ultrasound, or any combination of these procedures in their offices by leasing the imaging system, certified personnel and other support required to perform imaging in the physician’s office. The flexibility of our products and our DIS leasing service allows physicians more control over the diagnosis and treatment of their patients in their offices and to retain revenue from procedures they would otherwise refer elsewhere. DIS leasing services are primarily provided to cardiologists and internists who enter into annual contracts for personnel and equipment services delivered on a per-day basis. Our typical lease contracts provide service coverage ranging from once per month to five times per week. We experience some seasonality in our DIS business related to summer vacations, holidays and inclement weather, which historically has most negatively affected our third quarter. We are experiencing a significant market change due to the decline in reimbursements to our physicians and the uncertainty with healthcare legislation. This market change may require further changes to our business model in order for our physician customers and us to maintain a viable economic model. Our product revenue results primarily from selling solid-state gamma cameras and camera maintenance contracts. We sell our imaging systems to physician offices, hospitals, and imaging centers primarily in the United States, although we have sold a small number of imaging systems internationally. As a result of the healthcare environment trends, we introduced a new product in 2009 called our Cardius® X-ACT camera, which is a rapid cardiac SPECT/VCT imager. The Cardius® X-ACT camera is positioned more toward the hospital and larger cardiology practices.

Our Market

The target market for our products and services is comprised of approximately 26,000 cardiologists, 130,000 internal medicine physicians, as well as family practice physicians, and hospitals in the United States that perform or could perform nuclear cardiac and ultrasound procedures. As of March 31, 2010, we have provided imaging services through DIS to more than 1,100 physicians and physician groups. We have sold 648 cameras through our Product segment. More than half of our DIS nuclear and ultrasound imaging customers are internal medicine physicians or other primary care practitioners, and the remainder are primarily cardiologists. Our market has been negatively affected by declining reimbursements, pricing pressures, decreases in radiopharmaceutical supplies and continuing efforts by some third party payors to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications. We are addressing these market pressures by introducing new products, such as our Cardius® X-ACT camera, and modifying our DIS business model to allow physicians to scan more patients per day. We anticipate introducing other new products and services in 2010 and beyond.

Trends and Drivers

The medical device industry, including the market for nuclear and ultrasound imaging systems and services, is highly competitive. Our business continues to be negatively affected by many factors, including declining healthcare reimbursement rates for cardiac imaging procedures, competition from alternative imaging modalities such as CT Angiography, competition from other small owner-operated mobile nuclear imaging providers, declining average selling prices for our Product offerings, general uncertainty in the healthcare marketplace and reduced availability of radiopharmaceuticals due to world-wide shortages. We expect each of these trends to continue in the foreseeable future. In 2009, we began to experience a decline in demand for our cameras, partially due to very limited hospital and physician group capital budgets, in addition to uncertainties related to upcoming changes in healthcare regulations and economic conditions. This trend has continued into the first quarter of 2010.

Our primary focus in 2009 was to improve both our profitability and our cash flow results. In 2008 and 2009, we initiated a restructuring plan designed to create greater efficiency in our DIS business segment by selling or closing underperforming locations. This, combined with a more efficient management structure, a reduced workforce and a focus on attaining this goal, contributed to the achievement of operating income and positive cash flow in 2009. Our physicians incurred a significant reimbursement reduction on January 1, 2010, which has impacted their businesses (i.e., reduced the profitability of our services) and, in return, our business (i.e., reduced the number of days that we scanned in the quarter). Furthermore, the severe winter weather in the east and midwest reduced the number of scan days in the first quarter of 2010. Also, the uncertainty over the enactment of the sustainable growth rate (SGR) continues to linger. Congress deferred the implementation of an additional 21.2% reduction in reimbursement by way of the sustainable growth rate from January 1, 2010 to March 1, 2010 to April 1, 2010 and now to June 1, 2010. The uncertainty around the impact and affect of the sustainable growth rate continues to cause concern with our physician customers. We are building and modifying our business model to adapt to environmental and regulatory changes in the healthcare marketplace.

In our Product segment, we continue to build on past Product segment achievements by introducing new products targeted specifically at the larger physician practices and hospital market segments. In 2009, we received U.S. Food and Drug Administration (FDA) 510(k) clearance for our new Cardius® X-ACT imaging system. Cardius® X-ACT is a rapid cardiac SPECT/VCT imaging system that features a low-dose volume computed tomography (VCT) attenuation correction system that significantly reduces artifacts in the images caused by overlying tissues increasing interpretive ease and accuracy. In late 2009, we introduced a new product called c*pax, a complete on-line fee-per-study cardiovascular information system, as a potential add-on companion for any of our nuclear cameras or ultrasound equipment. Our new c*pax product is a fully-integrated approach that reduces physicians’ capital costs, information technology support and maintenance costs.

First Three Months of 2010 Financial Highlights

Our consolidated revenues were $15.1 million during the three months ended March 31, 2010 (“2010”), which represented a decrease of $2.6 million, or 14.9%, over the comparable prior year period (“2009”) due to a decrease in revenue from our DIS segment, slightly offset by an increase from our Product segment. DIS revenue decreased $3.1 million, or 22.6%, due to a reduction in the number of scan days. Our physician customers reduced their scan days in part due to the reduction in reimbursements that went into effect on January 1, 2010 and in part due to the inclement weather experienced in January and February 2010. Product revenues increased $0.5 million, or 12.6%, over the same period in 2009, primarily due to an increase in the average selling price of our cameras and accessories, mainly our new Cardius® X-ACT camera, which were sold to larger cardiology practices and hospitals. The number of cameras sold in the three months ended March 31, 2010 was the same as the number of cameras sold in the same period in 2009.

We realized a loss from operations and a net loss for the three months ended March 31, 2010 as a result of decreased DIS segment gross profits, despite reduction in our operating expenses. Our consolidated net loss for the three months ended

March 31, 2010 was $1.2 million, compared to net income of $44,000 during the same period in 2009. The decline in profitability in our DIS segment, was primarily attributable to the significant reimbursement reduction on January 1, 2010, experienced by our physician customers, along with the severe winter weather in the east and Midwest, which reduced the number of scan days in the first quarter of 2010.

Our DIS business currently operates in 20 states. In 2010, DIS operated 73 nuclear gamma cameras and 62 ultrasound imaging systems, compared to 75 nuclear gamma cameras and 62 ultrasound imaging systems in 2009. We are seeking to improve our overall profitability through more efficient utilization of our fleet of gamma cameras and ultrasound equipment. We measure efficiency by tracking system utilization, which is measured based on the percentage of days that our nuclear gamma cameras and ultrasound equipment are used to deliver services to customers out of the total number of days that they are available to deliver such services. System utilization decreased to 62% in 2010, compared to 64% for 2009, primarily due to fewer scan days.

Results of Operations

The following table sets forth our results from operations expressed as percentages of revenues for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Revenues:
DIS	71.2%	78.2%
Product	28.8	21.8

Total revenues	100.0	100.0
Total cost of revenues	77.6	71.2

Gross profit	22.4	28.8
Operating expenses:
Research and development	4.8	4.4
Marketing and sales	10.8	9.6
General and administrative	15.0	13.5
Amortization of intangible assets	0.9	1.0
Restructuring loss	—	0.8

Total operating expenses	31.5	29.3

Loss from operations	(9.1)	(0.5)
Other income	0.9	0.7

Net income (loss)	(8.2)%	0.2%

Comparison of Three Months Ended March 31, 2010 and 2009

Revenues

Consolidated. Consolidated revenue was $15.1 million for 2010, which represents a decrease of $2.6 million, or 14.9%, compared to the prior year quarter, as a result of lower DIS revenues. DIS revenue accounted for 71.2% of total revenues for 2010, compared to 78.2% for 2009. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue in future periods.

DIS. Our DIS revenue was $10.7 million for 2010, which represents a decrease of $3.1 million, or 22.6%, compared to the prior year quarter. The decrease resulted from our physician’s initial reaction to the decline in nuclear reimbursements along with their uncertainty over the potential changes in healthcare reform, combined with severe winter weather in January and February 2010, which reduced the number of revenue-able service days. We also experienced decreases in radiopharmaceutical supplies in the first quarter, which negatively affected our revenues. With the passage of the recent healthcare reform legislation, the deferment of the sustainable growth rate and the expected increase in radiopharmaceutical supplies by summer, we are working with our current and new physician customers to engage or re-engage our services and we expect revenues to increase for the remainder of the year.

Product. Our Product revenue was $4.4 million for 2010, which represents an increase of $0.5 million, or 12.6%, compared to the prior year quarter. The increase in revenue resulted from the same number of gamma camera sales this year as last year; however, we experienced an increase in the average sales prices as our product sales mix was represented by a larger percentage of our new Cardius® X-ACT imaging cameras. We believe that the increase in our new gamma camera is a result of our new technology and the beginning of our efforts to penetrate the hospital marketplace.

Gross Profit

Consolidated. Consolidated gross profit was $3.4 million for 2010, representing a decrease of $1.7 million, or 34%, compared to the prior year quarter. The decrease in consolidated gross profit is principally the result of the decline in DIS revenue. Consolidated gross profit as a percentage of revenue decreased to 22.4% for 2010 from 28.8% for 2009.

DIS. Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with the provision of services. Cost of DIS revenue was $8.8 million for 2010, representing a decrease of $1.4 million, or 13.6%, compared to the prior year quarter. The decrease in cost of DIS revenue is primarily a result of decreased radiopharmaceutical expenses and some labor costs. DIS gross profit was $1.9 million for 2010, which represents a decrease of $1.7 million, or 47.5%, from a gross profit of $3.7 million in 2009. DIS gross profit as a percentage of revenue decreased to 17.9% for 2010 from 26.4% for 2009. The decline in operational performance is primarily associated with the sudden reduction in scan days without a corresponding and timely reduction in labor and overhead expenses.

Product. Cost of Product revenue primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Cost of goods sold for the Product segment was $2.9 million for 2010, representing an increase of $0.5 million, or 20.2%, compared to the prior year quarter as our product sales mix shifted and we incurred certain manufacturing variances due to lower production volumes. Product gross profit was $1.5 million for 2010 and 2009. Product gross profit as a percentage of revenue decreased to 33.4% for 2010 from 37.6% for 2009, primarily due to an increase in personnel and manufacturing overhead as a percentage of revenue.

Operating Expenses

Research and Development. Research and development expenses are the costs associated with the design, development and enhancement of our products, and consist of salaries, development material costs, facility and overhead costs, consulting fees, and non-recurring engineering costs. We continue to invest in research and development with a focus on innovation as we seek to improve our existing technology. In 2009, we received U.S. Food and Drug Administration 510(k) clearance for our new Cardius® X-ACT imaging system. Research and development expenses were $0.7 million for 2010, which represents a decrease of $0.05 million, or 6.1%, compared to the prior year quarter. Research and development expenses were 16.7% of Product revenue for 2010 compared to 20% in 2009, a decrease of 3.3% over the prior year period. We plan to continue investing in our technology platform to penetrate new and existing market segments and attract new customers.

Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and trade show costs. Marketing and sales expenses were $1.6 million for 2010, representing a decrease of $0.08 million, or 4.6%, compared to the prior year quarter, principally as a result of lower personnel costs. Marketing and sales expenses were 10.8% of total revenue for 2010 compared to 9.6% for 2009, as we invest in penetrating the hospital and larger cardiology practice marketplace.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology and executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $2.3 million for 2010, representing a decrease of $0.1 million, or 6.1% compared to the prior year quarter, principally as a result of lower personnel costs. General and administrative expenses were 15% of total revenue for 2010 compared to 13.5% for 2009, mainly due to lower DIS revenue.

Other Income

Other income consists primarily of interest income, net of interest and other expenses. Other income was unchanged from the prior year period.

Net Income (Loss)

Our net loss was $1.2 million for 2010 compared to a net gain of $0.04 million for 2009. The decline in profitability was primarily as a result of decreased DIS segment gross profits partially offset by a reduction in our operating expenses. The reduction in our operating expenses was primarily achieved through cost saving measures begun in 2009 and continued into the first quarter of 2010.

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

As of March 31, 2010, we had cash, cash equivalents and securities available-for-sale of $31 million. We currently invest our cash reserves in money market funds, municipal bonds, as well as U.S. treasury, government and corporate debt securities. Based upon our current level of expenditures, we believe our current working capital, together with cash flows from operating activities, will be more than adequate to meet our anticipated cash requirements for working capital, debt service and capital expenditures for at least the next 12 months.

Net cash used in operations totaled $0.8 million in 2010, primarily due to our net loss and the increase of accounts receivable and inventory. Net cash provided by investing activities amounted to $0.8 million in 2010 and is primarily due to maturities of securities available-for-sale, partially offset by net purchases of securities available-for-sale and property and equipment. Net cash used in financing activities amounted to approximately $0.04 million in 2010, which primarily represents the repurchase of our common stock under a Rule 10b-18 plan. On February 4, 2009, our board of directors authorized a stock buyback program to repurchase up to an aggregate of $2.0 million of our issued and outstanding common shares. The timing of stock repurchases and the number of shares of common stock to be repurchased has been, and will be made, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 and will depend upon market conditions, applicable legal and contractual requirements, and other factors. Purchases under this program to date totaled $1.05 million, including purchases of $1.0 million in 2009 and $0.05 million in the three months ended March 31, 2010.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recently enacted federal health care reform and follow-on regulations could adversely impact our business

Laws were passed in early 2010 by the federal government that could fundamentally change how insurance companies and governmental programs reimburse our physician and healthcare entity customers for the provision of medical services, including the diagnostic imaging tests they perform using the products and services we sell or lease to them, which could negatively impact the demand for our services and/or require us to implement significant changes in how, where and whether we deliver our products and services. The expansion of the use of radiology benefit managers (RBMs) to pre-authorize and prevent diagnostic imaging, the requirement that physicians who provide advanced imaging in their offices provide patients with notices of alternative providers and the change in the mix of payers are among the factors that could negatively impact our volume of business or challenge our existing business models. Also, the creation of over 100 additional healthcare bureaucracies could make it more difficult for our customers to make quick purchase decisions. There remains great uncertainty in the healthcare industry as a whole while we all wait for regulations to be enacted and regulatory bodies to be formed.

Our revenues may decline further due to reductions in Medicare reimbursement rates and/or increased third party payor certification requirements.

The success of our business is largely dependent on our customers’ ability to build a financially viable imaging business either through the purchase of our imaging systems and/or utilizing leased DIS personnel and equipment and radiopharmaceuticals. Our customers have been faced with the downward trend in Medicare reimbursement rates, as well as the continuing efforts by some insurance companies to reduce health care expenditures by hiring RBM who are compensated by insurance companies based on denying physicians authorization to perform imaging services in their office, most often by requiring physicians to obtain accreditations, additional certifications and refusing entry into geographic imaging panels, and their continued efforts to restrict the use of mobile or leased cameras. The RBMs are unregulated entities who often own or use imaging centers that compete with independent physicians to authorize/deny panel admission for independent physicians and refuse to provide written approvals/denials and the reasons for them. The federal government set aside monies in the 2009 recession recovery acts to hire these RBMs to provide image management services to Medicare/Medicaid.

Medicare/Medicaid reimbursement for imaging significantly declined in 2009 (ultrasound) and in 2010 (nuclear) and there remains uncertainty with respect to additional cuts that may be imposed by the implementation of the Sustainable Growth Factor (SGR) to nuclear imaging. While nuclear imaging was cut 36% in 2010, the application of the SGR would result in a further cut of 21.2% in reimbursements. These cuts have and would significantly impact the viability of in-office imaging performed by independent physicians. The reimbursement rates for hospitals and hospital related entities remains higher. It is likely that private insurers would similarly adjust reimbursements downward. The implementation of the SGR has been pushed back by Congressional action to take effect in June 1, 2010. It is unknown if this will be delayed again or if a permanent fix will be enacted. These cuts and pending cuts have resulted in cancellations of business, the delay of purchase and lease decisions by our existing and prospective customers. We have adjusted the fair market value of our lease services in light of this industry trend and there is potential further degradation in our pricing and customer volume.

We are subject to changing health care regulatory rules which could adversely affect us.

Various potential changes to health care regulatory rules could require us to change our operations significantly and could harm us financially. Nuclear medicine is a “designated health service” under the federal physician self-referral prohibition law known as the Stark Law, which states that a physician may not refer designated health services to an entity with which the physician or an immediate family member has a financial relationship, unless an exception applies. DIS’ physician customers may be able to meet the “in-office ancillary services” (IOAS) exception to the Stark Law, appropriately supervise the individuals performing the nuclear imaging services and bill for them, and if the services are performed in the same building in which the physicians regularly practice medicine. From time to time, the Centers for Medicare & Medicaid Services (CMS) and Congress have proposed to modify the Stark regulations in a manner that may restrict physicians in some business arrangements from utilizing the in-office ancillary services exception to the Stark Law. Recent health care reform legislation now requires physicians who take advantage of the IOAS exception to provide a list of alternative imaging providers to their patients. Increased enforcement efforts could also cause physician customers to opt out of using the IOAS exception to provide imaging in their office, but could also put us at a competitive advantage over our competitors who have not historically structured their lease arrangements taking into account these applicable regulations.

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

Our personnel and equipment leasing service involves the use of radiopharmaceuticals. We have experienced disruptions in the supply of these radiopharmaceuticals which have caused us to cancel services that would have otherwise been provided. If we are unable to obtain an adequate supply of the necessary radiopharmaceuticals, we may be unable to lease our personnel and equipment through our DIS operations and our business may be harmed. Shortages can also cause price increases that may not be accounted for in third party reimbursement rates, thereby causing us to lose margin or require us to pass increases on to customers.

During 2009, there was a significant reduction in the availability of radioactive medical isotopes worldwide. For example, a nuclear reactor in Chalk River, Ontario, which supplies 50% of certain medical isotopes to the United States market, is currently off-line for repairs and will not return to service before late 2009 or early 2010. In 2010, the High Flux Reactor in Petten, the Netherlands is scheduled to go offline for six months for repairs. The volcano eruption in Iceland has negatively impacted the availability of generators for the United States market and similar European air traffic events can have similar impacts. The lack of production of radiopharmaceuticals in Canada and the lack of United States facilities has exacerbated an already short supply of medical isotopes worldwide and caused price increases. Continued shortages could affect our DIS business by reducing the number of days of service or moving physicians toward alternate imaging modalities. Our financial condition could be adversely affected under such circumstances.

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

Our future growth and ability to generate profits depends, in part, upon our ability to identify, hire, and retain nuclear medicine technologists, certified cardiographic technicians, and certified ultrasound technologists, particularly those with multiple certifications in the ultrasound modality as these are individuals in high demand. The inability to retain such employees would diminish the knowledge and experience that we, as an organization, possess and might delay or prevent the achievement of our objectives. Hiring qualified technical personnel may be difficult due to the limited number of qualified candidates and the intense competition for these types of employees. Furthermore, we have historically suffered high employee turnover in regards to imaging technologists. If we are unable to reduce employee turnover, our business and financial condition may be adversely affected.

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

We are directly, or indirectly through our clients, subject to extensive regulation by both the federal government and the states in which we conduct our business, including: the federal Medicare and Medicaid anti-kickback laws and other Medicare laws, regulations, rules, manual provisions, and policies that prescribe the requirements for coverage and payment for services performed by us and our DIS customers; the federal False Claims statutes; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended in 2009 under the HITECH Act that places direct legal obligations and higher liability on us with respect to the security and handling of personal health information; the Stark Law; the federal Food, Drug and Cosmetic Act; federal and state radioactive materials laws; state food and drug and pharmacy laws and regulations; state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians; state scope-of-practice laws; and federal rules prohibiting the mark-up of diagnostic tests to Medicare under certain circumstances. If our DIS customers are unable or unwilling to comply with these statutes, regulations, rules and policies, utilization rates of our services and products could decline and our business could be harmed.

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

On February 4, 2009, our Board of Directors approved a stock repurchase program whereby we may, from time to time, purchase up to $2.0 million worth of our common stock in the open market, in privately negotiated transactions or otherwise, at prices that we deem appropriate. The plan has no expiration date. Details of purchases made during 2009 and the three months ended March 31, 2010 are as follows:

	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
Period:
February 4, 2009 — February 28, 2009	8,700	$0.98	8,700	$1,991,474
March 1, 2009 — March 31, 2009	2,600	0.99	11,300	1,988,900
May 1, 2009 — May 31, 2009	183,500	1.26	194,800	1,758,352
June 1, 2009 — June 30, 2009	14,300	1.25	209,100	1,740,438
July 1, 2009 — July 310, 2009	33,200	2.14	242,300	1,669,307
August 1, 2009 — August 31, 2009	192,918	2.02	435,218	1,279,640
September 1, 2009 — September 30, 2009	14,000	2.11	449,218	1,250,085
November 1, 2009 — November 30, 2009	93,200	2.28	542,418	1,037,627
December 1, 2009 — December 31, 2009	5,000	2.38	547,418	1,025,739
February 1, 2010 — February 28, 2010	25,800	1.91	573,218	976,571

As of March 31, 2010:	573,218	$1.79	573,218	$976,571

In addition to the above purchases, John Sayward, a member of our board of directors and an affiliated purchaser as defined in Rule 10b-18(a)(3), purchased 20,000 shares of common stock in the open market at an average price of $1.02 per share in February 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Restated Bylaws

4.1(3)	Form of Specimen Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q originally filed with the Securities and Exchange Commission on August 11, 2004, as amended thereafter, and is incorporated herein by reference.

(2)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007, and is incorporated herein by reference.

(3)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter, and is incorporated herein by reference.

(4)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2004, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIRAD CORPORATION

Date: April 29, 2010	By:	/s/ TODD P. CLYDE
Todd P. Clyde President and Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2010	By:	/s/ RICHARD B. SLANSKY
Richard B. Slansky Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Restated Bylaws

4.1(3)	Form of Specimen Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q originally filed with the Securities and Exchange Commission on August 11, 2004, as amended thereafter, and is incorporated herein by reference.

(2)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007, and is incorporated herein by reference.

(3)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter, and is incorporated herein by reference.

(4)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2004, and is incorporated herein by reference.