Form 10-Q
period 2010-06-30
DIGIRAD CORP
filed 2010-07-29
CIK 707388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of July 21, 2010, the registrant had 19,083,350 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Digirad Corporation

Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,815	$13,560
Securities available-for-sale	15,111	18,250
Accounts receivable, net	7,594	7,553
Inventories, net	6,158	6,402
Other current assets	1,115	1,234

Total current assets	44,793	46,999
Property and equipment, net	8,882	10,263
Intangible assets, net	1,004	1,243
Goodwill	184	184

Total assets	$54,863	$58,689

Liabilities and stockholders’ equity
Accounts payable	$1,732	$1,797
Accrued compensation	2,573	2,344
Accrued warranty	277	332
Other accrued liabilities	2,393	2,106
Deferred revenue	2,379	2,594

Total current liabilities	9,354	9,173
Deferred rent	206	127

Total liabilities	9,560	9,300

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 18,510,132 and 18,476,293 shares issued and outstanding (net of treasury shares) at June 30, 2010 and December 31, 2009, respectively	2	2
Treasury stock, at cost; 573,218 shares and 547,418 shares at June 30, 2010 and December 31, 2009, respectively	(1,039)	(991)
Additional paid-in capital	154,239	153,867
Accumulated other comprehensive income	58	149
Accumulated deficit	(107,957)	(103,638)

Total stockholders’ equity	45,303	49,389

Total liabilities and stockholders’ equity	$54,863	$58,689

See accompanying notes to consolidated financial statements.

Digirad Corporation

Consolidated Statements of Operations

(Unaudited and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
DIS	$9,787	$13,565	$20,509	$27,416
Product	3,372	4,994	7,718	8,853

Total revenues	13,159	18,559	28,227	36,269
Cost of revenues:
DIS	8,172	9,528	16,974	19,722
Product	3,079	3,143	5,974	5,550

Total cost of revenues	11,251	12,671	22,948	25,272

Gross profit	1,908	5,888	5,279	10,997
Operating expenses:
Research and development	870	854	1,595	1,626
Marketing and sales	1,551	2,016	3,181	3,724
General and administrative	2,139	2,235	4,400	4,644
Amortization of intangible assets	107	145	239	315
Restructuring loss	352	—	352	145

Total operating expenses	5,019	5,250	9,767	10,454

Income (loss) from operations	(3,111)	638	(4,488)	543
Other income (expense):
Interest income	88	122	209	225
Interest expense	(2)	(2)	(3)	(5)
Other income (expense)	(59)	26	(37)	65

Total other income	27	146	169	285

Net income (loss)	$(3,084)	$784	$(4,319)	$828

Net income (loss) per common share – basic and diluted	$(0.16)	$0.04	$(0.23)	$0.04

Weighted average shares outstanding – basic	18,738	18,941	18,704	18,979

Weighted average shares outstanding – diluted	18,738	19,258	18,704	19,201

See accompanying notes to consolidated financial statements.

Digirad Corporation

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net income (loss)	$(4,319)	$828
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,920	2,396
Amortization of intangible assets	239	315
Provision for bad debt	74	34
Stock-based compensation	349	316
Restructuring loss	164	145
(Gain) loss on disposal of assets	78	(64)
Amortization of premium on securities available-for-sale	194	240
Changes in operating assets and liabilities:
Accounts receivable	(114)	574
Inventories	385	(1,929)
Other assets	120	379
Accounts payable	(66)	210
Accrued compensation	227	136
Other accrued liabilities	126	(553)

Net cash (used in) provided by operating activities	(623)	3,027

Investing activities
Purchases of property and equipment	(978)	(352)
Proceeds from sale of property and equipment	40	939
Purchases of securities available-for-sale	(2,552)	(8,360)
Maturities of securities available-for-sale	5,408	7,251

Net cash provided by (used in) investing activities	1,918	(522)

Financing activities
Issuances of common stock	39	5
Repurchases of common stock	(49)	(267)
Repayment of obligations under capital leases	(30)	(33)

Net cash used in financing activities	(40)	(295)

Net increase in cash and cash equivalents	1,255	2,210
Cash and cash equivalents at beginning of period	13,560	13,525

Cash and cash equivalents at end of period	$14,815	$15,735

See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

Digirad Corporation (“Digirad”), a Delaware corporation, is a leading provider of diagnostic imaging products and personnel and equipment leasing services that improve patient care while driving positive healthcare economics. Digirad has two reportable segments, Digirad Imaging Solutions (“DIS”) and Product. The accompanying consolidated financial statements include the operations of both segments. Intercompany accounts and transactions have been eliminated in consolidation. Substantially all of the Company’s revenue arises from sales activity in the United States. Through DIS, the Company provides in-office leasing services to physicians, offering certified personnel, required licensure, an imaging system and other support and supplies for the performance of nuclear and ultrasound imaging procedures under the supervision of its physician customers. DIS physician customers enter into annual lease contracts for imaging services generally delivered on a per-day basis. The Company’s Product segment sells solid-state gamma cameras and provides camera service and maintenance.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements were derived from and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 12, 2010.

Revenue Recognition

The Company derives revenue primarily from providing in-office services to support the performance of cardiac imaging procedures and from selling and servicing solid-state digital gamma cameras. The Company recognizes revenue in accordance with the authoritative guidance for revenue recognition, when all of the following four criteria are met: (i) a contract or sales arrangement exists; (ii) products have been shipped and title has transferred or services have been rendered; (iii) the price of the products or services is fixed or determinable; and (iv) collectability is reasonably assured. The timing of revenue recognition is based upon factors such as passage of title and risk of loss, the need for installation, and customer acceptance. These factors are based on the specific terms of each contract or sales arrangement.

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

Product revenues are generated from the sales of gamma cameras and follow-on maintenance service contracts. The Company generally recognizes revenue upon delivery to customers. The Company also provides installation and training for camera sales in the United States. Installation and training is generally performed shortly after delivery and represents a cost, which the Company accrues at the time revenue is recognized. Neither service is essential to the functionality of the product. Maintenance services are sold beyond the term of the warranty, which is generally one year from the date of purchase. Revenue from these contracts is deferred and recognized ratably over the period of the obligation and is included in product sales.

Fair-value of Financial Instruments

The authoritative guidance for fair value measurements defines fair value for accounting purposes, establishes a framework for measuring fair value and provides disclosure requirements regarding fair value measurements. The guidance defines fair value as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its assets and liabilities measured at fair value into a three-level hierarchy in accordance with this guidance. See Note 5 for a further discussion regarding the Company’s measurement of assets and liabilities at fair value.

Share-Based Compensation

The Company accounts for share-based awards exchanged for employee services in accordance with the authoritative guidance for share-based payments. Under this guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the employee’s requisite service period.

Total share-based compensation expense related to all of the Company’s share-based awards for the three and six months ended June 30, 2010 and 2009 was allocated in the consolidated statements of operations as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenues:
DIS	$10	$5	$18	$13
Product	16	15	27	28
Research and development	17	9	26	18
Marketing and sales	31	24	50	49
General and administrative	95	98	228	208

Share-based compensation expense	$169	$151	$349	$316

Share-based compensation expense per share:
Basic and diluted	$0.01	$0.01	$0.02	$0.02

Restructuring

Restructuring costs are included in loss from operations within the consolidated statements of operations. Restructuring loss for the three months ending June 30, 2010 is comprised of one-time termination benefits for involuntarily terminated employees, write-offs of under utilized cameras and capital equipment and obligations pertaining to an abandoned property lease. Losses on property and equipment were recorded consistent with the Company’s accounting policy related to long-lived assets. One-time termination benefits are recorded at the time they are communicated to the affected employees. Losses on property lease obligations are recorded when the lease is abandoned. See Note 7 for a further discussion regarding the Company’s restructuring costs incurred as of June 30, 2010.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss), as reported	$(3,084)	$784	$(4,319)	$828
Unrealized gain (loss) on marketable securities	(276)	378	(91)	140

Comprehensive income (loss)	$(3,360)	$1,162	$(4,410)	$968

Note 3. Basic and Diluted Net Income (Loss) Per Share

Basic earnings per share (EPS) is calculated by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding. Diluted EPS is computed by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. Shares used to compute basic net income (loss) per share include 235,054 and 217,041 restricted stock units for the three and six months ended June 30, 2010, respectively, compared to 90,301 and 79,405 for the three and six months ended June 30, 2009, respectively.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(3,084)	$784	$(4,319)	$828
Shares used to compute basic net income (loss) per share	18,738	18,941	18,704	18,979
Dilutive potential common shares:
Stock options	—	228	—	167
Restricted stock units	—	—	—	—

Shares used to compute diluted net income (loss) per share	18,738	19,169	18,704	19,146

Basic and diluted net income (loss) per share	$(0.16)	$0.04	$(0.23)	$0.04

Since the Company incurred net losses for the three and six months ended June 30, 2010, 293,085 and 272,679 common share equivalents were excluded from the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2010, respectively, as their effect would be antidilutive.

Note 4. Supplementary Balance Sheet Information (in thousands):

	June 30, 2010	December 31, 2009
Inventories, net:
Raw materials	$2,411	$3,431
Work-in-process	2,442	1,916
Finished goods	3,022	1,852

	7,875	7,199
Less reserve for excess and obsolete inventories	(1,717)	(797)

	$6,158	$6,402

Property and equipment, net:
Machinery and equipment	$21,732	$22,440
Computer hardware and software	2,348	2,270
Leasehold improvements	807	764

	24,887	25,474
Accumulated depreciation	(16,005)	(15,211)

	$8,882	$10,263

Intangible assets, net:
Customer relationships	$2,600	$2,600
Covenants not to compete	300	300
Patents	153	153

	3,053	3,053
Accumulated amortization of customer relationships	(1,790)	(1,588)
Accumulated amortization of covenants not to compete	(190)	(160)
Accumulated amortization of patents	(69)	(62)

	$1,004	$1,243

Other current liabilities:
Radiopharmaceuticals and consumable medical supplies	$596	$323
Professional fees	399	338
Facilities and related costs	274	218
Outside services and consulting	246	312
Sales and property taxes payable	237	278
Travel expenses	162	165
Other accrued liabilities	479	472

	$2,393	$2,106

Note 5. Fair Value of Financial Instruments

The Company has categorized its assets and liabilities measured at fair value into a three-level hierarchy in accordance with the authoritative guidance for fair value measurements. Assets and liabilities measured at fair value using quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1; assets and liabilities measured at fair value using observable market-based inputs or unobservable inputs that are corroborated by market data for similar assets or liabilities are generally categorized as Level 2; and assets and liabilities measured at fair value using unobservable inputs that cannot be corroborated by market data are generally categorized as Level 3. Assets and liabilities presented at fair value in the Company’s consolidated balance sheets are generally categorized as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company has U.S. treasury securities which are valued based on publicly available quoted prices for identical securities as of June 30, 2010 and December 31, 2009.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets as of June 30, 2010 and December 31, 2009 included its investments in government sponsored entities and corporate debt securities which were valued by a third party pricing vendor using proprietary valuation models (typically discounted cash flow models) and analytical tools. The inputs to these models related to similar instruments and were both objective and publicly available.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company did not have any Level 3 assets or liabilities as of June 30, 2010 or December 31, 2009.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were recorded at fair value as of June 30, 2010 and December 31, 2009 (in thousands). As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	At Fair Value as of June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$2,009	$—	$—	$2,009
Municipal bonds	—	102	—	102
Government sponsored entities	—	3,265	—	3,265
Corporate debt securities	—	9,735	—	9,735

Total	$2,009	$13,102	$—	$15,111

	At Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$4,066	$—	$—	$4,066
Municipal bonds	—	103	—	103
Government sponsored entities	—	3,913	—	3,913
Corporate debt securities	—	10,168	—	10,168

Total	$4,066	$14,184	$—	$18,250

The Company’s investments in U.S. treasuries were valued based on publicly available quoted prices for identical securities as of June 30, 2010. The Company’s, government sponsored entities, corporate debt securities and municipal debt securities are valued by a third party pricing vendor using proprietary valuation models (typically discounted cash flow model) and analytical tools. The inputs to these models related to similar instruments and were both objective and publicly available. Such investments are therefore considered to be Level 2 items. Assets in the tables above are reported in the consolidated balance sheets as components of securities available for sale.

Cash Equivalents

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. Cash equivalents primarily are investments in money market funds whose cost equals fair market value.

Securities Available for Sale

As of June 30, 2010 and December 31, 2009, all of the Company’s securities available for sale primarily consist of U.S. treasury securities, high-grade corporate debt securities and obligations of government sponsored entities. The Company classifies all securities as available for sale, as the sale of such securities may be required prior to maturity to implement management strategies and the contractual maturities are less than one year. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholder’s equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis and are included in other income within the consolidated statements of operations. The amortization, accretion and interest income are included in interest income within the consolidated statements of operations. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. As of June 30, 2010 and December 31, 2009, none of the Company’s investments have been in an unrealized loss position for more than 12 months. Premiums and discounts on debt securities are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned.

The following table sets forth the composition of securities available for sale as of June 30, 2010 and December 31, 2009 (in thousands):

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of June 30, 2010			Gains	Losses
U.S. treasury securities	2 or less	$2,007	$2	$—	$2,009
Municipal bonds	3 or less	102	—	—	102
Government sponsored entities	3 or less	3,268	2	(5)	3,265
Corporate debt securities	4 or less	9,677	123	(65)	9,735

Total:		$15,054	$127	$(70)	$15,111

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of December 31, 2009			Gains	Losses
U.S. treasury securities	2 or less	$4,050	$16	$—	$4,066
Municipal bonds	3 or less	102	1	—	103
Government sponsored entities	3 or less	3,912	6	(5)	3,913
Corporate debt securities	4 or less	10,037	155	(24)	10,168

Total:		$18,101	$178	$(29)	$18,250

Note 6. Warranty

The Company provides a warranty on certain of its products and accrues the estimated cost at the time revenue is recorded. Warranty expense is charged to Product cost of revenues. Substantially all of the warranty periods are 12 months before customer-sponsored maintenance programs begin. Warranty reserves are established based on historical experience with failure rates and repair costs and the number of systems covered by warranty. Warranty reserves are depleted as the Company’s cardiac gamma cameras are repaired. The costs consist primarily of materials, personnel, and overhead. The Company reviews warranty reserves quarterly and, if necessary, make adjustments.

The Company’s activities within the warranty reserve consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$329	$809	$332	$906
Charges to cost of revenues	127	180	309	324
Costs applied to liability	(179)	(253)	(364)	(494)

Balance at end of period	$277	$736	$277	$736

Note 7. Restructuring

In response to the change in market conditions, which contributed to operating losses within the Company’s DIS and Product business segments, the Company reduced its workforce during the second quarter of 2010. The reduction was designed to bring the Company’s current operating expenses more in line with its revenues as a result of declines in reimbursement to its physician customers, worldwide medical isotope shortages and regulatory uncertainty in the healthcare system that is negatively affecting DIS and Product revenues. The Company continues its investment in on-going product and technology initiatives, as highlighted by the recent introduction of its ergo™ general purpose portable imaging system. The write-offs of cameras and capital equipment were due to lower headcount and demand within our consolidated operations. The Company incurred restructuring charges of approximately $0.4 million, which included severance payments, write-offs of excess cameras and capital equipment and other related costs.

Restructuring activity through June 30, 2010 is comprised of the following (in thousands):

	2010 Charges	Cash Payments	Non-cash Settlements	Liability as of June 30, 2010	Total Costs Incurred as of June 30, 2010	Total Expected Costs as of June 30, 2010
Restructuring charges:
Loss on property and equipment
DIS	$180	$—	$(180)	$—	$180	$180
Product	—	—	—	—	—	—
Severance costs
DIS	64	(10)	12	66	64	64
Product	88	(8)	4	84	88	88
Lease obligations
DIS	20	—	—	20	20	20
Product	—	—	—	—	—	—

Total restructuring charges	$352	$(18)	$(164)	$170	$352	$352

Restructuring activities are recorded in accordance with the authoritative guidance for exit and disposal activities. The costs are reported separately under restructuring loss on the consolidated statement of operations and are included in the income (loss) from operations within the Company’s DIS and Product business segments as shown above. Severance costs are recorded at the time they are communicated to the affected employees. The losses pertained to property and equipment were excess and written off during the quarter ended June 30, 2010 as further discussed in the previous paragraph. Losses on leased property at the hub locations are recorded when the lease is abandoned. The Company’s restructuring plan was substantially completed by June 30, 2010.

Note 8. Segments

The Company’s reporting segments have been determined based on the nature of the products and services offered to customers or the nature of their function in the organization. The Company evaluates performance based on the operating income contributed by each segment. The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2010. Segment results are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gross profit by segment:
DIS	$1,615	$4,037	$3,535	$7,694
Product	293	1,851	1,744	3,303

Consolidated gross profit	$1,908	$5,888	$5,279	$10,997

Income (loss) from operations by segment:
DIS	$(1,282)	$894	$(2,236)	$1,181
Product	(1,829)	(256)	(2,252)	(638)

Consolidated income (loss) from operations	$(3,111)	$638	$(4,488)	$543

Depreciation and amortization of tangible and intangible assets by segment:
DIS	$880	$1,149	$1,919	$2,430
Product	98	131	240	281

Consolidated depreciation and amortization	$978	$1,280	$2,159	$2,711

			As of June 30, 2010	As of December 31, 2009
Identifiable assets by segment:
DIS			$15,710	$18,067
Product			39,153	40,622

Consolidated assets			$54,863	$58,689

Note 9. Income Taxes

As of December 31, 2009, the Company had unrecognized tax benefits of approximately $1.6 million. There has been no significant change in unrecognized tax benefits through June 30, 2010. Included in the unrecognized tax benefits of $1.6 million at December 31, 2009 was $1.3 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate, subject to the valuation allowance. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to income tax examination by tax authorities for years prior to 2003; however, its net operating loss and research credit carry-forwards arising prior to that year are subject to adjustment. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of June 30, 2010.

Note 10. Commitments and Contingencies

Acquisition

On May 1, 2007, the Company completed the acquisition of substantially all of the assets and liabilities of Ultrascan, Inc. (“Ultrascan”), a provider of ultrasound imaging systems and services to physicians’ offices and hospitals. Additional consideration, payable in cash and common stock, of up to $3.9 million may be payable to the seller, or its designees, in the event that certain financial milestones are achieved over a four year period commencing on the date of the acquisition. The additional consideration will be added to goodwill if and when it is earned, because the nature of the financial milestones do not give rise to the existence of additional intangible assets. No such milestones were achieved and no additional consideration amounts were due as of June 30, 2010.

Stock Repurchase Program

On February 4, 2009, the Company’s board of directors authorized a stock buyback program to repurchase up to an aggregate of $2.0 million of its issued and outstanding common shares. The timing and extent of the repurchase depends upon market conditions, applicable legal requirements, and other factors. During the three and six months ended June 30, 2010, the Company repurchased zero and 25,800 of its common stock, respectively, under the stock buyback program. The repurchase of 25,800 shares cost less than $0.1 million, at a weighted average price of $1.92 per share, for the six months ended June 30, 2010. Since the inception of the program, the Company has repurchased 573,218 shares of its common stock at a cost of $1.0 million, at a weighted average price of $1.79 per share.

Legal Matters

In the normal course of business, the Company has been, and will likely continue to be, subject to litigation or administrative proceedings incidental to its business, such as claims related to customer disputes, employment practices, wage and hour disputes, product liability, professional liability, commercial disputes, licensure restrictions or denials, and warranty or patent infringement. Responding to litigation or administrative proceedings, regardless of whether they have merit, can be expensive and disruptive to normal business operations. As litigation and the administrative proceedings are inherently uncertain, the Company cannot predict the outcome of such matters. While the ultimate outcome of litigation is always uncertain, the Company does not believe that it will have a material adverse effect on its business or financial results.

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

This report contains various forward-looking statements regarding our business, financial condition, results of operations and future plans and projects. Forward-looking statements discuss matters that are not historical facts and can be identified by the use of words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “can,” “could,” “may,” “will,” “would” or similar expressions. In this report, for example, we make forward-looking statements regarding, among other things, the efficacy of our centers of influence model, our expectations about the rate of revenue growth in specific business segments and the reasons for that growth and our profitability, our expectations regarding an increase in sales, strategic traction and marketing and sales spending, uncertainties relating to our ability to compete, uncertainties relating to our ability to increase our market share, changes in coverage and reimbursement policies of third-party payers and the effect on our ability to sell our products and services, our ability to timely develop new products or services that will be accepted by the market, competition from alternative imaging modalities, declining average selling prices for our Product offerings, reduced supplies of radiopharmaceuticals, and the profitability of our DIS core footprint.

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

Overview

We are a leading provider of diagnostic imaging products and personnel and equipment leasing services that improve patient care while driving positive healthcare economics. We designed and commercialized the first solid-state nuclear gamma camera for the detection of cardiovascular disease and other medical conditions. Our imaging systems are sold in a portable and a fixed configuration, and provide enhanced operability, improved patient comfort and, in the case of our triple-headed Cardius® 3 XPO system, shorter image acquisition time when compared to traditional vacuum tube cameras, or our single or dual headed cameras. Our nuclear cameras fit easily into floor spaces as small as seven feet by eight feet and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting or within multiple departments of a hospital.

We generate revenues within two primary operating segments: our personnel and equipment leasing service business (Digirad Imaging Solutions, or “DIS”) and our Product segment. Through DIS, we offer a comprehensive personnel and equipment leasing services program as an alternative to purchasing a gamma camera or ultrasound equipment for physicians who wish to perform nuclear imaging, echocardiography, vascular ultrasound, or any combination of these procedures in their offices by leasing the imaging system, certified personnel and other support required to perform imaging in the physician’s office. The flexibility of our products and our DIS leasing service allows physicians more control over the diagnosis and treatment of their patients in their offices and to retain revenue from procedures they would otherwise refer elsewhere. DIS leasing services are primarily provided to cardiologists, internal medicine physicians and family practice doctors who enter into annual contracts for personnel and equipment services delivered on a per-day basis. Our typical lease contracts provide service coverage ranging from once per month to five times per week. We experience some seasonality in our DIS business related to summer vacations, holidays and inclement weather, which historically has most negatively affected our third quarter. We are experiencing a significant market change due to the decline in reimbursements to our physicians and the uncertainty with healthcare legislation. This market change may require further changes to our business model in order for our physician customers and us to maintain a viable economic model. Our product revenue results primarily from selling solid-state gamma cameras and camera maintenance contracts. We sell our imaging systems to physician offices, hospitals, and imaging centers primarily in the United States, although we have sold a small number of imaging systems internationally. As a result of the healthcare environment trends, we introduced a new product in 2009 called our Cardius® X-ACT camera, which is a rapid cardiac SPECT/VCT imager. The Cardius® X-ACT camera is positioned more toward the hospital and larger cardiology practices.

Our Market

The target market for our products and services is comprised of approximately 26,000 cardiologists, 130,000 internal medicine physicians, as well as family practice physicians, and hospitals in the United States that perform or could perform nuclear cardiac and ultrasound procedures. As of June 30, 2010, we have provided imaging services through DIS to more than 1,100 physicians and physician groups. We have sold 653 cameras through our Product segment. More than half of our DIS nuclear and ultrasound imaging customers are internal medicine physicians or other primary care practitioners, and the remainder are primarily cardiologists. Our market has been negatively affected by declining reimbursements, pricing pressures, decreases in radiopharmaceutical isotope supplies and continuing efforts by some third party payers to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications. We are addressing these market pressures by introducing new products, such as our Cardius® X-ACT and ergo™ cameras and modifying our DIS business model. We anticipate introducing other new products and services in 2010 and beyond.

Trends and Drivers

The medical device industry, including the market for nuclear and ultrasound imaging systems and services, is highly competitive. Our business continues to be negatively affected by many factors, including declining healthcare reimbursement rates for cardiac imaging procedures, competition from alternative imaging modalities such as positron emission tomography (PET) and computed tomography (CT) angiography, competition from other small owner-operated mobile nuclear imaging providers, declining average selling prices for our Product offerings, general uncertainty in the healthcare marketplace and unpredictable availability of radiopharmaceuticals due to world-wide shortages. We expect each of these trends to continue in the foreseeable future. In 2009, we began to experience a decline in demand for our cameras, partially due to very limited hospital and physician group capital budgets, in addition to uncertainties related to upcoming changes in healthcare regulations and economic conditions. This trend has continued into the first half of 2010.

Our physicians incurred a significant reimbursement reduction on January 1, 2010, which has impacted their businesses (reduced the profitability of our services) and our business (reduced the number of days that we scanned in the quarter and reduced the price that we charge for a day of service). Furthermore, the severe winter weather in the east and midwest reduced the number of scan days in the first quarter of 2010 and the worldwide medical radiopharmaceutical shortage reduced the number of scan days in the second quarter of 2010. Also, the uncertainty over the enactment of future legislation that may impact reimbursement rates continues to linger and cause concern with our physician customers. We are building and modifying our business model to adapt to environmental and regulatory changes in the healthcare marketplace.

In our Product segment, we continue to build on past Product segment achievements by introducing new products targeted specifically at the larger physician practices and hospital market segments. In 2009, we received U.S. Food and Drug Administration (FDA) 510(k) clearance for our new Cardius® X-ACT imaging system. In late 2009, we introduced a new product called c*pax, a complete on-line fee-per-study cardiovascular information system, as a potential add-on companion for any of our nuclear cameras or ultrasound equipment. In June 2010, we introduced our new ergo™ general purpose portable imaging system, which is targeted to hospital customers. The ergo™ system is designed to take images of the inside of a patient's body using radioactive isotopes. The ergo™ system can be moved around the hospital so patients who cannot be taken to a nuclear medicine department can still be scanned. It includes a detector with a 12.5-inch-by-15.5-inch field of view.

First Six Months of 2010 Financial Highlights

Our consolidated revenues were $28.2 million during the six months ended June 30, 2010, which represented a decrease of $8.0 million, or 22.2%, over the comparable prior year period primarily due to a decrease in revenue from our DIS segment. DIS revenue decreased $6.9 million, or 25.2%, due to a reduction in our daily lease fee combined with a reduction in the number of scan days. We reduced our daily lease fee to provide more incentive to our physician customers. Our physician customers reduced their scan days in part due to the lack of availability of radiopharmaceutical supply. The worldwide shortage of radiopharmaceuticals is expected to end in August 2010, as the main reactor of medical isotopes comes back on-line. Additionally, Product revenues for the six months ended June 30, 2010 also decreased by $1.1 million, or 12.8%, compared to the prior year period, primarily due to a reduction in the number of cameras which were sold to cardiology practices and hospitals. The number of cameras sold decreased to 14 from 27 during the six months ended June 30, 2010 and 2009, respectively.

We realized a loss from operations and a net loss for the six months ended June 30, 2010 as a result of decreased DIS segment gross profits, despite reduction in our operating expenses. Our consolidated net loss for the six months ended June 30, 2010 was $4.3 million, compared to net income of $0.8 million during the same period in the prior year. The decline in profitability in our DIS segment was primarily attributable to a reduction in our daily lease fee combined with a reduction in the number of days that our physician customers scanned patients.

Our DIS business currently operates in 20 states. As of June 30, 2010, DIS operated 66 nuclear gamma cameras and 65 ultrasound imaging systems, compared to 86 nuclear gamma cameras and 69 ultrasound imaging systems as of June 30, 2009. We are seeking to improve our overall profitability through more efficient utilization of our fleet of gamma cameras and ultrasound equipment. We measure efficiency by tracking system utilization, which is measured based on the percentage of days that our nuclear gamma cameras and ultrasound equipment are used to deliver services to customers out of the total number of days that they are available to deliver such services. System utilization decreased to 62.1% as of June 30, 2010, compared to 63.3% as of June 30, 2009, primarily due to fewer scan days.

Results of Operations

The following table sets forth our results from operations expressed as percentages of revenues for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	% of 2010 Revenues	2009	% of 2009 Revenues	Change from Prior Year
					Dollars	Percent
Revenues:
DIS	$9,787		$13,565		$(3,778)	(27.9)%
Product	3,372		4,994		(1,622)	(32.5)%

Total revenues	13,159		18,559		(5,400)	(29.1)%

Total cost of revenues	11,251	85.5%	12,671	68.3%	(1,420)	(11.2)%
Gross profit	1,908	14.5%	5,888	31.7%	(3,980)	(67.6)%
Operating Expenses:
Research and development	870	6.6%	854	4.6%	16	1.9%
Marketing and sales	1,551	11.8%	2,016	10.9%	(465)	(23.1)%
General and administrative	2,139	16.3%	2,235	12.0%	(96)	(4.3)%
Amortization of intangible assets	107	0.8%	145	0.8%	(38)	(26.2)%
Restructuring loss	352	2.7%	—	0.0%	352	100.0%

Total operating expenses	5,019	38.1%	5,250	28.3%	(231)	(4.4)%
Income (loss) from operations	(3,111)	(23.6)%	638	3.4%	(3,749)	(587.6)%

Other income	27	0.2%	146	0.8%	(119)	(81.5)%

Net income (loss)	$(3,084)	(23.4)%	$784	4.2%	$(3,868)	(493.4)%

	Six Months Ended June 30,
	2010	% of 2010 Revenues	2009	% of 2009 Revenues	Change from Prior Year
					Dollars	Percent
Revenues:
DIS	$20,509		$27,416		$(6,907)	(25.2)%
Product	7,718		8,853		(1,135)	(12.8)%

Total revenues	28,227		36,269		(8,042)	(22.2)%

Total cost of revenues	22,948	81.3%	25,272	69.7%	(2,324)	(9.2)%
Gross profit	5,279	18.7%	10,997	30.3%	(5,718)	(52.0)%
Operating Expenses:
Research and development	1,595	5.7%	1,626	4.5%	(31)	(1.9)%
Marketing and sales	3,181	11.3%	3,724	10.3%	(543)	(14.6)%
General and administrative	4,400	15.6%	4,644	12.8%	(244)	(5.3)%
Amortization of intangible assets	239	0.8%	315	0.9%	(76)	(24.1)%
Restructuring loss	352	1.2%	145	0.4%	207	142.8%

Total operating expenses	9,767	34.6%	10,454	28.8%	(687)	(6.6)%
Income (loss) from operations	(4,488)	(15.9)%	543	1.5%	(5,031)	(926.5)%

Other income	169	0.6%	285	0.8%	(116)	(40.7)%

Net income (loss)	$(4,319)	(15.3)%	$828	2.3%	$(5,147)	(621.6)%

Comparison of Three Months Ended June 30, 2010 and 2009

Revenues

Consolidated. Consolidated revenue was $13.2 million for 2010, which represents a decrease of $5.4 million, or 29.1%, compared to the prior year quarter, primarily as a result of lower DIS and Product revenues. DIS revenue accounted for 74.4% of total revenues for 2010, compared to 73.1% for the prior year quarter. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue in future periods.

DIS. Our DIS revenue was $9.8 million for the three months ended June 30, 2010, which represents a decrease of $3.8 million, or 27.9%, compared to the prior year quarter. The decrease resulted from our decision to reduce our daily lease rate to physicians in response to the anticipated decline in nuclear reimbursements, along with our physician customers unwillingness to run patient service days during the periods where supplies of radiopharmaceuticals were not available or available in short supply. With the passage of the recent healthcare reform legislation, the deferment of the sustainable growth rate until at least November 30, 2010 and the expected increase in radiopharmaceutical supplies by August 2010, we are working with our current and new physician customers to engage or re-engage our services.

Product. Our Product revenue was $3.4 million for the three months ended June 30, 2010, which represents a decrease of $1.6 million, or 32.5%, compared to the prior year quarter. The decrease in revenue resulted from a decrease in the number of gamma camera sales this year compared to the prior year quarter. We also introduced our new ergo™ general purpose portable imaging system in June 2010, which received a positive reception at the Society of Nuclear Medicine conference in Salt Lake City, and we believe that this new solid state gamma camera will be effective in our efforts to penetrate the hospital marketplace.

Cost of Revenue and Gross Profit

Consolidated. Consolidated gross profit was $1.9 million for the three months ended June 30, 2010, representing a decrease of $4.0 million, or 67.6%, compared to the prior year quarter. The decrease in consolidated gross profit is primarily the result of the decline in DIS and Product revenues as well as increased excess and obsolete reserves compared to the prior year period. Consolidated gross profit as a percentage of revenue decreased to 14.5% for the three months ended June 30, 2010 from 31.7% for the prior year quarter.

DIS. Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with the provision of services. Cost of DIS revenue was $8.2 million for the three months ended June 30, 2010, representing a decrease of $1.4 million, or 14.2%, compared to the prior year quarter. The decrease in cost of DIS revenue is primarily a result of decreased radiopharmaceutical expenses from fewer scans and some labor cost reductions. DIS gross profit was $1.6 million for the three months ended June 30, 2010, which represents a decrease of $2.4 million, or 60.0%, from a gross profit of $4.0 million for the prior year quarter. DIS gross profit as a percentage of revenue decreased to 16.5% for the three months ended June 30, 2010 from 29.8% for the prior year quarter. The decline in operational performance is primarily associated with the sudden reduction in scan days.

Product. Cost of Product revenue primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Cost of goods sold for the Product segment was $3.1 million for the three months ended June 30, 2010, which is consistent with the prior year period. Although cost of product revenue has remained consistent, as a percent of revenue it increased to 91.3% from 62.9% for the three months ended June 30, 2010 and 2009, respectively. The increase as a percent of revenue is primarily the result of increased excess and obsolete reserves in response to a changing forecast for future camera build requirements. Product gross profit was $0.3 million for the three months ended June 30, 2010, representing a decrease of $1.6 million, or 84.2%, compared to the prior year period. Product gross profit as a percentage of revenue decreased to 8.7% for the three months ended June 30, 2010 from 37.1% for the prior year quarter, primarily due to lower camera unit sales and increased excess and obsolete reserves.

Operating Expenses

Research and Development. Research and development expenses are the costs associated with the design, development and enhancement of our products, and consist of salaries, development material costs, facility and overhead costs, consulting fees, and non-recurring engineering costs. We continue to invest in research and development with a focus on innovation as we seek to improve our existing technology. In 2009 and 2010, we received U.S. Food and Drug Administration 510(k) clearance for our new Cardius® X-ACT imaging system and ergo™ general purpose portable imaging system, respectively. Research and development expenses were $0.9 million for the three months ended June 30, 2010, which is consistent with the prior year quarter. Research and development expenses were 25.8% of Product revenue for the three months ended June 30, 2010 compared to 17.1% in the prior year quarter, an increase of 8.7%. We plan to continue investing in our technology platform to penetrate new and existing market segments and attract new customers.

Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and trade show costs. Marketing and sales expenses were $1.6 million for the three months ended June 30, 2010, representing a decrease of $0.5 million, or 23.1%, compared to the prior year quarter, primarily as a result of lower personnel costs. Marketing and sales expenses increased slightly as a percent of total revenues from 11.8% for the three months ended June 30, 2010 compared to 10.9% for the prior year quarter. The small increase as a percent of revenues was mainly attributable to our effort to penetrate the hospital market and introduce our new ergo™ general purpose portable imaging system.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology and executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $2.1 million for the three months ended June 30, 2010, representing a decrease of $0.1 million, or 4.3%, compared to the prior year quarter primarily as a result of lower personnel costs. General and administrative expenses were 16.3% of total revenue for the three months ended June 30, 2010 compared to 12.0% for the prior year quarter, mainly due to lower DIS revenue.

Restructuring Loss

In response to continued changing market conditions, which contributed to operating losses within our DIS and Product business segments, we reduced our workforce during the second quarter of 2010. We incurred restructuring charges of approximately $0.4 million, which included severance payments of approximately $0.2 million, write-offs of excess cameras and capital equipment of approximately $0.2 million and other related costs.

Other Income

Other income consists primarily of interest income, net of interest and other expenses. The decrease in other income of $0.1 million is attributable to a decrease in interest rates and decrease in our cash balance.

Comparison of Six Months Ended June 30, 2010 and 2009

Revenues

Consolidated. Consolidated revenue was $28.2 million for the six months ended June 30, 2010, which represents a decrease of $8.0 million, or 22.2%, over the prior year period, primarily as a result of lower DIS and Product revenues. DIS revenue accounted for 72.7% of total revenues for the six months ended June 30, 2010, compared to 75.6% for prior year period. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue in future periods.

DIS. Our DIS revenue was $20.5 million for the six months ended June 30, 2010, which represents a decrease of $6.9 million, or 25.2%, over the prior year period. The decrease resulted from the our decision to reduce our daily lease rate at the end of the first quarter to our physician customers in response to the anticipated decline in nuclear reimbursements, along with our physician customers unwillingness to run patient service days during the periods where supplies of radiopharmaceuticals were not available or available in short supply.

Product. Our Product revenue was $7.7 million for the six months ended June 30, 2010, which represents a decrease of $1.1 million, or 12.8%, compared to the prior year period. We believe that economic factors, including the uncertainty in the credit market and a slowing economy, as well as continued healthcare imaging reimbursement pressures resulted in decreased gamma camera sales.

Cost of Revenue and Gross Profit

Consolidated. Consolidated gross profit was $5.3 million for the six months ended June 30, 2010, representing a decrease of $5.7 million, or 52.0%, compared to the prior year period. The decrease in consolidated gross profit is primarily the result of the decline in DIS and Product revenues as well as increased excess and obsolete reserves compared to the prior year period. Consolidated gross profit as a percentage of revenue decreased to 18.7% for the six months ended June 30, 2010 from 30.3% for the prior year period.

DIS. Cost of DIS revenue was $17.0 million for the six months ended June 30, 2010, representing a decrease of $2.7 million, or 13.9%, over the prior year period, primarily due to decreased labor costs, decreased radiopharmaceutical expenses from fewer scans, and a reduction in depreciation costs. DIS gross profit was $3.5 million for the six months ended June 30, 2010, which represents a decrease of $4.2 million, or 54.1% as compared to the prior year period. DIS gross profit as a percentage of revenue decreased to 17.2% for the six months ended June 30, 2010 from 28.1% for the prior year period. The decline in operational performance is primarily associated with the reduction in scan days.

Product. Cost of goods sold was $6.0 million for the six months ended June 30, 2010, representing an increase of $0.4 million, or 7.6%, over the prior year period, primarily due to our product sales mix shifting and we incurred certain manufacturing variances due to lower sales and production volumes as well as increased excess and obsolete reserves. Product gross profit decreased to $1.7 million for the six months ended June 30, 2010, representing a decrease of $1.6 million, or 47.2%, compared to the prior year period. Product gross profit as a percentage of revenue decreased to 22.6% for the six months ended June 30, 2010 from 37.3% for the prior year period primarily due to a low number of gamma cameras sold and increased excess and obsolete reserves.

Operating Expenses

Research and Development. We continue to invest in research and development with a focus on innovation as we seek to improve our existing technology. In 2009 and 2010, we received U.S. Food and Drug Administration 510(k) clearance for our new Cardius® X-ACT imaging system and our new ergo™ general purpose portable imaging system, respectively. Research and development expenses were $1.6 million for the six months ended June 30, 2010, which is consistent with the prior year period. Research and development expenses were 20.7% and 18.4% of Product revenue for the six months ended June 30, 2010 and 2009, respectively. We plan to continue investing in our technology platform to penetrate new and existing market segments and attract new customers.

Marketing and Sales. Marketing and sales expenses were $3.2 million for the six months ended June 30, 2010, which represents a decrease of $0.5 million, or 14.6%, compared to the prior year period, primarily as a result of lower personnel costs. Marketing and sales expenses were 11.3% of total revenue for the six months ended June 30, 2010 compared to 10.3% for the prior year period.

General and Administrative. General and administrative expenses were $4.4 million for the six months ended June 30, 2010, represents a decrease of $0.2 million, or 5.3%, compared to the prior year period, primarily as a result of lower personnel costs. General and administrative expenses were 15.6% of total revenue for the six months ended June 30, 2010 compared to 12.8% for the prior year period.

Restructuring Loss

Restructuring costs were $0.4 million for the six months ended June 30, 2010, representing an increase of $0.2 million, or 142.8%, compared to the prior year period, primarily due to the timing of the 2009 and 2010 restructuring charges. During the second quarter of 2010, we incurred restructuring charges of approximately $0.4 million, which included severance payments of approximately $0.2 million, write-offs of excess cameras and capital equipment of approximately $0.2 million and other related costs.

Other Income

Other income consists primarily of interest income, net of interest and other expenses. The decrease in other income of $0.1 million is attributable to a decrease in interest rates and our cash balance.

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

As of June 30, 2010, we had cash, cash equivalents and securities available-for-sale of $29.9 million. We currently invest our cash reserves in money market funds, municipal bonds, as well as U.S. treasury, government and corporate debt securities. Based upon our current level of expenditures, we believe our current working capital, together with cash flows from operating activities, will be more than adequate to meet our anticipated cash requirements for working capital, debt service and capital expenditures for at least the next 12 months.

Net cash used in operations totaled $0.6 million in 2010, primarily due to our net loss. Net cash provided by investing activities amounted to $1.9 million in 2010 and is primarily due to maturities of securities available-for-sale, partially offset by net purchases of securities available-for-sale and property and equipment. Net cash used in financing activities amounted to less than $0.1 million in 2010, which primarily represents the repurchase of our common stock under a Rule 10b-18 plan. On February 4, 2009, our board of directors authorized a stock buyback program to repurchase up to an aggregate of $2.0 million of our issued and outstanding common shares. The timing of stock repurchases and the number of shares of common stock to be repurchased has been, and will be made, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 and will depend upon market conditions, applicable legal and contractual requirements, and other factors. Purchases under this program to date totaled $1.0 million as of December 31, 2009 and the six month period ended June 30, 2010, respectively.

The acquisition of assets and liabilities of Ultrascan may require additional consideration of cash and common stock of up to $3.9 million to be paid to the seller or its designees in the event that certain financial milestones are achieved through May 2011. The additional consideration will be added to goodwill if and when it is earned, because the nature of the financial milestones do not give rise to the existence of additional intangible assets. No such milestones were achieved and no additional consideration amounts were due as of June 30, 2010.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition and inventory valuation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. The accounting policies are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2010.

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

There have been no material changes to the Risk Factors described under “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 12, 2010, other than:

•

changes to the risk factor below entitled “Recently enacted federal health care reform and follow-on regulations could adversely impact our business,” which has been updated to reflect various potential changes to health care regulatory rules.

•

changes to the risk factor below entitled “Our revenues may decline further due to reductions in Medicare reimbursement rates and/or increased third party payer certification requirements,” which has been updated to reflect the recent developments of Medicare reimbursements.

We may incur additional losses due to the changing health care environment, the variable supply of radiopharmaceuticals and the downturn in the U.S. economy.

Our revenues have been impacted, and may be significantly further impacted, by the changing health care environment, the variable supply of radiopharmaceuticals and the downturn in the United States economy which may drive greater pricing pressures on our personnel and equipment leasing services business from our competition or physician customers, further decrease the number of cameras that we are able to sell, or lead to disruptions in our supply chain, any or all of which could result in operating losses or negative cash flows. We cannot assure that an improvement in radiopharmaceutical supply or economic conditions would result in an immediate improvement in our operating results or cash flows. Furthermore, Congress has continued to defer resolution of certain medical regulatory reimbursement factors, which continues to loom over our physician and healthcare entity customers and create an environment of uncertainty.

Recently enacted federal health care reform and follow-on regulations could adversely impact our business.

Laws were passed in early 2010 by the federal government that could fundamentally change how insurance companies and governmental programs reimburse our physician and healthcare entity customers for the provision of medical services, including the diagnostic imaging tests they perform using the products and services we sell or lease to them. These laws could negatively impact the demand for our services and/or require us to implement significant changes to our business models in how, where and whether we deliver our products and services. The expansion of the use of radiology benefit managers to pre-authorize and prevent diagnostic imaging, the requirement that physicians who provide advanced imaging in their offices provide patients with notices of alternative providers and the change in the mix of payers are among the factors that could negatively impact our volume of business or challenge our existing business models. Also, the creation of over 100 additional healthcare agencies in the new legislation could make it more difficult for our customers to make quick purchase decisions. There remains great uncertainty in the healthcare industry, as a whole, while we wait for regulations to be enacted, regulatory bodies to be formed, and the impact of the new legislation to be realized.

Various potential changes to health care regulatory rules could require us to change our operations significantly and could harm us financially. Nuclear medicine is a “designated health service” under the federal physician self-referral prohibition law known as the Stark Law, which states that a physician may not refer designated health services to an entity with which the physician or an immediate family member has a financial relationship, unless an exception applies. Our physician customers may be able to meet the in-office ancillary services exception to the Stark Law, appropriately supervise the individuals performing the nuclear imaging services and bill for them, and if the services are performed in the same building in which the physicians regularly practice medicine. From time to time, the Centers for Medicare and Medicaid Services and Congress have proposed to modify the Stark regulations in a manner that may restrict physicians in some business arrangements from utilizing the in-office ancillary services exception to the Stark Law. Recent health care reform legislation now requires physicians who take advantage of the in-office ancillary services exception for certain designated health services to provide a list of alternative imaging providers to their patients. Increased enforcement efforts could also cause physician customers to opt out of using the in-office ancillary services exception to provide imaging in their office, but could also put us at a competitive advantage over our competitors who have not historically structured their lease arrangements taking into account these applicable regulations.

Our revenues may decline further due to reductions in Medicare reimbursement rates and/or increased third party payer certification requirements.

The success of our business is largely dependent on our customers’ ability to build a financially viable imaging business either through the purchase of our imaging systems and/or utilizing our leased personnel and equipment and radiopharmaceuticals. Our customers have been faced (and continue to be faced) with the downward trend in Medicare reimbursement rates. Our customers also experience the continuing efforts by some insurance companies to reduce health care expenditures by hiring radiology benefit managers, who perform imaging services in their office, most often by requiring physicians to obtain accreditations, additional certifications and refusing entry into geographic imaging panels, and their continued efforts to restrict the use of mobile or leased cameras. The radiology benefit managers are unregulated entities who often own or use imaging centers that compete with independent physicians to authorize/deny panel admission for independent physicians and refuse to provide written approvals/denials and the reasons for them. The federal government set aside monies in the 2009 recession recovery acts to hire these radiology benefit managers to provide image management services to Medicare/Medicaid.

Medicare/Medicaid reimbursement for imaging significantly declined in 2009 (ultrasound) and in 2010 (nuclear) and there remains uncertainty with respect to additional cuts that may be imposed by the implementation of the sustainable growth rate to all reimbursement codes. While nuclear imaging was cut approximately 26% in 2010, (originally 36% in January 2010 offset by a retroactive correction to the practice expense relative value factor used by Centers for Medicare and Medicaid Services to calculate reimbursement in May , 2010) and despite a temporary increase in all Medicare reimbursements of 2.2% effective from June 1, 2010 through November 30, 2010, the application of the sustainable growth rate could result in a further cut of 21.2% in reimbursements (or 22.4% including the expiration of the temporary increase). Congress has deferred application of the sustainable growth rate until December 1, 2010. These cuts have and would significantly impact the viability of in-office imaging performed by independent physicians. The reimbursement rates for hospitals and hospital related entities remain higher than the same procedures performed in physician offices. It is likely that private insurers would similarly adjust their reimbursements downward. The implementation of the sustainable growth rate has been deferred four times this year by Congress. It is unknown if this will be delayed again or if a permanent fix will be enacted. These cuts and pending cuts have resulted in cancellations of imaging days in our personnel and equipment leasing services business and the delay of purchase and lease decisions by our existing and prospective customers in our product business. We have adjusted the fair market value of our personnel and equipment leasing services in light of this industry trend and there is potential further degradation in our pricing and customer volume.

Our business is not widely diversified.

We sell products and lease our imaging systems and personnel primarily in the cardiac nuclear and ultrasound imaging private practice markets. We began to diversify into the hospital and non-cardiac nuclear market this year. We may not be able to leverage our assets and technology to diversify our products and services in order to generate revenue beyond the cardiac nuclear and ultrasound imaging private practice markets in a timely manner. If we are unable to diversify our product and service offerings, our financial condition may suffer.

We compete against businesses that have greater resources and different competitive strengths.

The market for cardiac nuclear imaging cameras continues to decrease. Our competition has greater resources and a more diverse product offering than we do. Some of our competitors enjoy significant advantages over us, including greater name recognition, greater financial and technical resources, established relationships with healthcare professionals, larger distribution networks, and greater resources for product development as well as marketing and sales. Additionally, certain medical device companies have developed alternative portable cameras that directly compete with our product offerings. If we are unable to expand our current market share, our revenues could decline.

In addition, our personnel and equipment leasing services customers may switch to other service providers. Our personnel and equipment leasing services segment competes against small local, owner operated or regional businesses, some of whom have the advantage of a lower cost structure, and against imaging centers that install nuclear gamma cameras and make them available to physicians in their geographic vicinity. If these competitors are able to win significant portions of our business, our sales could decline significantly. Our financial condition could be adversely affected under such circumstances.

Our operations are highly dependent upon the availability of certain radiopharmaceuticals and third-party suppliers, thereby making us vulnerable to supply problems and price fluctuations, which could harm our business.

Our personnel and equipment leasing service involves the use of radiopharmaceuticals. There has been significant disruptions in the supply of these radiopharmaceuticals this year, which has caused us to cancel services that would have otherwise been provided and has adversely affected our financial condition. Although the two major nuclear reactors supplying medical radiopharmaceuticals worldwide are expected to be back on-line in August 2010, if we are unable to obtain an adequate supply of the necessary radiopharmaceuticals, we may be unable to lease our personnel and equipment through our in-office service operations and our business may be further harmed. Shortages can also cause price increases that may not be accounted for in third party reimbursement rates, thereby causing us to lose margin or require us to pass increases on to customers.

In addition, we rely on a limited number of third parties to manufacture and supply certain key components of our products. Alternative sources of production and supply may not be readily available. If a disruption in the availability of parts or in the operations of our suppliers were to occur, our ability to build gamma cameras could be materially affected. For this reason, we have backup plans in place that are designed to prevent delays in production. If these plans are unsuccessful, delays in the production of our gamma cameras for an extended period of time could cause a loss of revenue, which could significantly harm our business and results of operations.

Failure to retain qualified technologists could limit our growth and adversely affect our business.

Our future growth and ability to generate profits depends, in part, upon our ability to identify, hire, and retain nuclear medicine technologists, cardiographic stress technicians, and ultrasound technologists, particularly those with multiple certifications in the ultrasound modality as these are individuals in high demand. The inability to retain such employees would diminish the knowledge and experience that we, as an organization, possess and might delay or prevent the achievement of our objectives. Hiring qualified technical personnel may be difficult due to the limited number of qualified candidates and the intense competition for these types of employees. Furthermore, we have historically suffered high employee turnover in regards to imaging technicians. If we are unable to reduce employee turnover, our business and financial condition may be adversely affected.

Our quarterly and annual financial results are difficult to predict and are likely to fluctuate from period to period.

We have historically experienced seasonality in our personnel and equipment leasing services business, as well as volatility due to the changing health care environment, the variable supply of radiopharmaceuticals and the downturn in the U.S. economy. While our physicians are obligated to pay us for all lease days to which they have committed, our contracts permit some flexibility in scheduling when services are to be performed. We cannot predict with certainty the degree to which seasonal circumstances such as the summer slowdown, winter holiday vacations and weather conditions may affect the results of our operations. We have also experienced fluctuations in demand of our cardiac nuclear gamma cameras due to economic conditions, capital budget availability or other financial or business reasons. In addition, due to the way that customers in our target markets acquire our products, a large percentage of our camera orders are booked during the last month of each quarterly accounting period. As such, a delivery delay of only a few days may significantly impact our quarter-to-quarter comparisons. Moreover, the sales cycle in our Product segment for our cameras is typically lengthy, which may cause us to experience significant revenue fluctuations. For these reasons, quarterly and annual sales and operating results may vary in the future. Therefore, period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Because of these and other factors, our operating results in one or more future reporting periods may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline significantly.

Our common stock is thinly traded and our options plan could affect the trading price of our common stock.

Our common stock is thinly traded and any significant sales of our common stock may cause volatility in our common stock price. We also have registered shares of common stock that we may issue under our employee benefit plans or from our treasury stock. Accordingly, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. If any of these stockholders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. Although we are not aware of any single stockholder owning more than 9.99% of our stock, stockholders holding a significant amount of our common stock might be able to significantly influence matters requiring approval by our stockholders, possibly including the election of directors and the approval of mergers or other business combination transactions.

We spend considerable time and money complying with federal and state laws, regulations and other rules, and if we are unable to comply with such laws, regulations and other rules, we could face substantial penalties.

We are directly, or indirectly through our physician customers, subject to extensive regulation by both the federal government and the states in which we conduct our business, including: the federal Medicare and Medicaid anti-kickback laws and other Medicare laws, regulations, rules, manual provisions, and policies that prescribe the requirements for coverage and payment for services performed by us and our physician customers; the federal False Claims statutes; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended in 2009 under the HITECH Act that places direct legal obligations and higher liability on us with respect to the security and handling of personal health information; the Stark Law; the federal Food, Drug and Cosmetic Act; federal and state radioactive materials laws; state food and drug and pharmacy laws and regulations; state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians; state scope-of-practice laws; and federal rules prohibiting the mark-up of diagnostic tests to Medicare under certain circumstances. If our physician customers are unable or unwilling to comply with these statutes, regulations, rules and policies, utilization rates of our services and products could decline and our business could be harmed.

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

If our past or present operations are found to be in violation of any of the laws, regulations, rules or policies described above or the other laws or regulations to which we or our customers are subject, we may be subject to civil and criminal penalties, damages, fines, exclusion from federal or state health care programs, or the curtailment or restructuring of our operations. Similarly, if our physician customers are found to be non-compliant with applicable laws, they may be subject to sanctions which could have a negative impact on us. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business, and damage our reputation.

Our manufacturing operations and executive offices are located at a single facility that may be at risk from fire, earthquakes or other disasters.

Our manufacturing operations, research and development activities and executive offices are located in a single facility in Poway, California, near known fire areas and earthquake fault zones. Any future natural disaster could cause substantial delays in our operations, damage to our manufacturing equipment, research and development efforts and inventory, and cause us to incur additional expenses. Although we have taken precautions to insure our facilities and continuing operations, this may not be adequate to cover our losses in any particular case. A disaster could significantly harm our business and results of operations.

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

Our success depends, in part, on our ability to protect our proprietary rights to the technologies used in our products. Our pending United States patent applications, which include claims to material aspects of our products and procedures that are not currently protected by issued patents, may not issue as patents in a form that will be advantageous to us. Any patents we have obtained or do obtain may be challenged by re-examination or otherwise invalidated or eventually found unenforceable. Both the patent application process and the process of managing patent disputes can be time consuming and expensive.

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

On February 4, 2009, our Board of Directors approved a stock repurchase program whereby we may, from time to time, purchase up to $2.0 million worth of our common stock in the open market, in privately negotiated transactions or otherwise, at prices that we deem appropriate. The plan has no expiration date. Details of purchases made during 2009 and the six months ended June 30, 2010 are as follows:

	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
Period:
February 4, 2009 — February 28, 2009	8,700	$0.98	8,700	$1,991,474
March 1, 2009 — March 31, 2009	2,600	0.99	11,300	1,988,900
May 1, 2009 — May 31, 2009	183,500	1.26	194,800	1,758,352
June 1, 2009 — June 30, 2009	14,300	1.25	209,100	1,740,438
July 1, 2009 — July 31, 2009	33,200	2.14	242,300	1,669,307
August 1, 2009 — August 31, 2009	192,918	2.02	435,218	1,279,640
September 1, 2009 — September 30, 2009	14,000	2.11	449,218	1,250,085
November 1, 2009 — November 30, 2009	93,200	2.28	542,418	1,037,627
December 1, 2009 — December 31, 2009	5,000	2.38	547,418	1,025,739
February 1, 2010 — February 28, 2010	25,800	1.91	573,218	976,571

As of June 30, 2010:	573,218	$1.79	573,218	$976,571

In addition to the above purchases, John Sayward, a member of our board of directors and an affiliated purchaser as defined in Rule 10b-18(a)(3), purchased 20,000 shares of common stock in the open market at an average price of $1.02 per share in February 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

We held our Annual Meeting of Stockholders on April 28, 2010 to consider and vote on the matters listed below. The proposals are described in detail in the Proxy Statement filed with the Securities and Exchange Commission on March 9, 2010. The final voting results from the meeting are set forth below.

Proposal 1: Election of Directors

Based on the following votes, the individuals named below were each elected to serve as our directors until our next annual meeting of stockholders.

Name	Votes For	Votes Withheld	Broker Non-Votes
Gerhard F. Burbach	10,024,406	327,820	4,719,275
Todd P. Clyde	10,026,914	325,312	4,719,275
Steven C. Mendell	10,018,639	333,587	4,719,275
R. King Nelson	10,018,143	334,083	4,719,275
Kenneth E. Olson	10,020,079	332,147	4,719,275
John Sayward	10,020,079	332,147	4,719,275

Proposal 2: Ratification of Independent Registered Public Accounting Firm

Based on the following votes, the selection of Ernst & Young LLP as our independent registered public accounting firm for the 2010 fiscal year was ratified.

Votes For	Votes Against	Abstentions
14,732,310	306,625	32,566

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Restated Bylaws

4.1(3)	Form of Specimen Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q originally filed with the Securities and Exchange Commission on August 11, 2004, as amended thereafter, and is incorporated herein by reference.

(2)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007, and is incorporated herein by reference.

(3)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on June 19, 2004, as amended thereafter, and is incorporated herein by reference.

(4)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2004, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIRAD CORPORATION

Date: July 29, 2010	By:	/s/ TODD P. CLYDE
Todd P. Clyde President and Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2010	By:	/s/ RICHARD B. SLANSKY
Richard B. Slansky Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Restated Bylaws

4.1(3)	Form of Specimen Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q originally filed with the Securities and Exchange Commission on August 11, 2004, as amended thereafter, and is incorporated herein by reference.

(2)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007, and is incorporated herein by reference.

(3)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on June 19, 2004, as amended thereafter, and is incorporated herein by reference.

(4)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2004, and is incorporated herein by reference.