Form 10-K/A
period 2009-12-31
DIGIRAD CORP
filed 2010-07-30
CIK 707388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

Digirad Corporation, a Delaware corporation, is filing this Amendment No. 2 on Form 10-K/A to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on February 11, 2010 (the “Original Form 10-K”) and as amended on February 12, 2010. The purpose of this Amendment No. 2 is to correct certain disclosure, in Compensation Discussion and Analysis in Item 11, specifically the grant date fair values included in the Summary Compensation Table and the Grant of Plan-Based Awards Table. The information required by this Item was incorporated by reference to the definitive Proxy Statement filed pursuant to Regulation 14A of the Exchange Act for Digirad Corporation’s 2009 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on March 9, 2010, in the Original Form 10-K.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the complete text of Item 11 has been set forth in this Amendment No. 2, including those portions that have not been modified from the Original Form 10-K. In addition, as required by Rule 12b-15, this Amendment No. 2 includes updated certifications by the Company’s Principal Executive Officer and Principal Financial Officer, filed as exhibits hereto.

Except as set forth above, we have not modified or updated disclosures presented in the Original Form 10-K to reflect events or developments that have occurred after the date of the Original Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

DIGIRAD CORPORATION

FORM 10-K/A—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2009

PART III

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our executive compensation plan’s objectives are to attract and retain highly competent executives and to compensate them based upon a pay-for-performance philosophy. With the intent to increase short-term and long-term stockholder value, we have designed our executive compensation plan to reward:

•

company performance as measured by specific financial goals. For our 2009 and 2010 executive bonus plan, we have chosen defined minimum operating profit and cash flow targets as thresholds for granting any bonus payments.

•

individual performance as measured against personal goals and objectives that contain quantitative components wherever possible; such personal goals depend on the position occupied by our executive officers and can include achieving technological advances, broadening of our products and services offerings, or building a strong team. In connection with our 2009 and 2010 executive bonus plans, we emphasized the achievement of corporate financial goals to incentivize our team to reach them; and,

•	demonstration of leadership, team building skills and high ethical standards.

We include a significant equity component in our overall compensation to align the long-term interests of our executives with those of our stockholders. Our executive compensation plan is designed to encourage success of our executives as a team, rather than only as individual contributors, by attaining overall corporate goals. In setting those goals, we consider our historic performance, the current and anticipated economic conditions in our market place and industry, and the performance of our competitors.

Role and Authority of Compensation Committee

The Compensation Committee currently consists of Messrs. Malchow, Mendell and Nelson with Mr. Nelson serving as chairman beginning in July 2009. Each member of the Compensation Committee is a “non-employee director” within the meaning of Rule 16b-3 under the Securities and Exchange Act of 1934, an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code, and satisfies the independence requirements imposed by the NASDAQ Global Market.

The Compensation Committee is responsible for discharging the responsibilities of the Board of Directors with respect to the compensation of our executive officers. The Compensation Committee approves all compensation of our executive officers without further Board action. The Compensation Committee reviews and approves each of the elements of our executive compensation program and continually assesses the effectiveness and competitiveness of our program. The Compensation Committee also periodically reviews director compensation.

The Compensation Committee operates under a written charter adopted by our Board of Directors. A copy of the charter is available under the investor relations section of our website at www.digirad.com. The charter permits the Compensation Committee to engage outside consultants and to consult with our Human Resources department when appropriate to assist in carrying out its responsibilities. The Compensation Committee may also obtain advice and assistance from internal or external legal, accounting or other advisers selected by the Compensation Committee.

The Role of our Executives in Setting Compensation

The Compensation Committee on occasion meets with our President and Chief Executive Officer, Mr. Clyde, and/or other executives to obtain recommendations with respect to Company compensation programs, practices and packages for executives, other employees and directors. Management makes recommendations to the Compensation Committee on the base salary, bonus targets and equity compensation for the executive team and other employees. The Compensation Committee considers, but is not bound to and does not always accept, management’s recommendations with respect to executive compensation. The Compensation Committee has the ultimate authority to make decisions with respect to the compensation of our named executive officers, but may, if it chooses, delegate any of its responsibilities to subcommittees.

Mr. Clyde attends some of the Compensation Committee’s meetings, but the Compensation Committee also regularly holds executive sessions not attended by any members of management or non-independent directors. The Compensation Committee discusses Mr. Clyde’s compensation package with him, but makes decisions with respect to his compensation outside of his presence. The Compensation Committee has delegated to a committee consisting of certain members of management the authority to grant awards of stock options, in accordance with specific guidelines and from an authorized option pool, to persons who are not (a) “covered employees” under Section 162(m) of the Internal Revenue Code of 1986, or the Code, (b) individuals with respect to whom we wish to comply with Section 162(m) of the Code, or (c) executive officers. The Compensation Committee also has authorized Mr. Clyde to make salary adjustments and short-term incentive (bonus) decisions for all employees other than executive officers.

Elements of Executive Compensation

Executive compensation consists of the following elements:

•	Base salary;

•	Annual Incentive Bonus;

•	Long-Term Incentives; and,

•	Retirement benefits under a 401(k) plan and generally available benefit programs.

Base Salary. The base salary for each executive is initially established through negotiation at the time the executive is hired, taking into account his or her scope of responsibilities, qualifications, experience, prior salary and competitive salary information within our industry. Year-to-year adjustments to each executive officer’s base salary are determined by an assessment of his or her sustained performance against individual goals, including leadership skills and the achievement of high ethical standards, the individual’s impact on our business and financial results, current salary in relation to the salary range designated for the job, experience, demonstrated potential for advancement, and an assessment against base salaries paid to executives for comparable jobs in the marketplace. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies.

Annual Incentive Bonus. Payments under our executive bonus plan are based on achieving both personal and corporate goals. Personal goals support our overall corporate goals and, wherever possible, contain quantitative components. An executive officer’s failure to meet some or all of these personal goals can affect the bonus amount. Corporate goals consist of specific financial targets for us. We believe that offering significant potential income in the form of bonuses allows us to attract and retain executives and to align their interests with those of our stockholders.

Long-Term Incentive Program. Our long-term incentives consist of stock option and restricted stock unit (“RSU”) awards. The objective of these awards is to align the longer-term interests of our stockholders and our executive officers and to complement incentives tied to annual performance. Both stock options and RSUs are our primary long-term equity incentive vehicle. We have not adopted stock ownership guidelines.

401(k) and Other Benefits. During 2009, our executive officers were eligible to receive certain benefits generally available to all our employees on the same terms, including medical, dental and vision insurance, long-term and short-term disability insurance, life and accidental death and dismemberment insurance, health and dependent care flexible spending accounts, educational and employee assistance, paid-time-off, and certain other benefits. During 2009, we also maintained a tax-qualified 401(k) Plan, which provides for broad-based employee participation. During 2009, under the 401(k) Plan, all employees were eligible to receive matching contributions from Digirad of 25% of employee contributions up to a maximum of $1000 per employee, per year, subject to vesting provisions. We do not provide defined benefit pension plans or defined contribution retirement plans to our executives or other employees. The 401(k) Plan and other generally available benefit programs allow us to remain competitive for employee talent, and we believe that the availability of these benefit programs generally enhances employee productivity and retention.

Why We Chose to Pay Each of the Executive Compensation Elements and How We Determine the Amount of Each Element

Base Salary. Base salary is paid to attract and retain our executives and to provide them with a level of predictable base compensation. Because base salary, in the first instance, is set at the time the executive is hired, it is largely market-driven and influenced by the type of position occupied, the level of responsibility, experience and training of each executive, and the base salary at his or her prior employment. Annual adjustments to base salary, if any, are influenced by the individual’s achievement of individual goals, our achievement of our financial goals, and benchmarking surveys designed to assure that we remain competitive.

Since 2007 the Compensation Committee of the Board of Directors has retained Remedy Compensation Consulting (“Remedy”), a compensation consultant specializing in the life sciences and based in San Diego, California. The objectives of the engagement of Remedy is to achieve the following: (i) to assure that executive compensation is in accordance with our stated compensation philosophy; (ii) to ensure that all elements of executive compensation are positioned competitively; and, (iii) to design or refine plans and payout mechanisms in support of plan objectives. In 2009, Remedy once again updated the peer review by surveying approximately twenty-four peer companies in either the healthcare equipment and supplies industry or the healthcare provider and servicer industry. These companies were selected based on the number of employees employed, revenues and market cap. Information regarding the peer companies that were utilized is detailed in the chart below. The data used came from peer company proxy data, Radford Biotechnology Compensation Survey and the Top Five MEDIC Executive Compensation Survey. Since 2008 our target for executive base salaries is at or close to the median of the range of salaries for executives in similar positions with similar responsibilities at these comparably-sized companies. We believe that a base salary at or close to median, combined with our short and long-term incentive plans, will enable us to attract and retain talented executives.

Company	Revenues ($MM)	LFY # of Employees	Market Cap ($MM)
Alphatec Holdings Inc	$101.3	290	$242.7
American Medical Alert Corp	$38.6	528	$55.4
Angiodynamics Inc	$195.1	715	$337.9
Biolase Technology Inc	$64.6	146	$54.6
Cambridge Heart, Inc	$4.2	44	$5.2
Cutera Inc	$83.4	244	$119.7
Del Global Technologies Corp	$108.3	310	$11.4
Genoptix, Inc	$116.2	354	$496.1
Iris International Inc	$95.5	318	$193.3
Kensey Nash Corp	$79.8	302	$295.6
Medtox Scientific Inc	$85.8	582	$77.3
Micrus Endovascular Corp	$78.2	333	$203.3
Natus Medical Inc	$161.8	500	$430.7
Osteotech Inc	$103.8	331	$81.0
Quidel Corp	$128.1	322	$493.6
Theragenics Corp	$67.4	511	$45.2
Vital Images Inc	$68.1	280	$182.5
Volcano Corporation	$171.5	883	$807.2

The base salaries we paid to our executives in 2009 are reflected in the Summary Compensation Table on page 25. Digirad did not provide a merit increase in 2009 due to our poor performance in 2008, combined with a challenging healthcare market and a U.S. economic recession. This decision impacted all employees, including executives, for 2009. Merit increases were awarded in 2010 for all eligible employees, including executives.

We use qualified salary market data as a component in our compensation decisions. During the recruitment process, the salary market data was evaluated to determine an appropriate salary range for the CFO position. When Mr. Slansky was indentified as the desired CFO candidate, his prior experience, current salary, education along with the market data was used in determining his base salary offer of $245,000.

Mr. Lott was promoted in October 2009 to the Senior Vice President of Operations. Salary market data reflected for Mr. Lott’s new position along with the removal of Mr. Lott’s car allowance resulted in a salary increase of $15,000. His adjusted base salary of $220,000 was effective October 2009.

In January 2010, Ronald Ramsey, Vice President of Sales for our Product division, left Digirad. Randy Weatherhead’s responsibilities were increased to include managing and leading the Product sales efforts. Mr. Weatherhead continues to oversee marketing efforts for our business as a whole. His new responsibilities prompted a compensation package adjustment with more weight toward variable compensation, as noted in the 2010 executive bonus section of this Proxy Statement. As a result, his base salary was decreased and his variable compensation was increased. Mr. Weatherhead’s adjusted base salary of $200,000 was effective in January 2010.

Annual Incentive Bonuses. We pay annual incentive bonuses to reward the achievement of clearly defined but short-term performance goals. We believe that such bonuses provide incentive to achieve goals that we align with our stockholders’ interests by measuring the achievement of goals whenever possible in terms of revenue and income or other financial objectives. In setting bonus levels, we review our annual business plan and financial performance objectives. After estimating the likely financial results of the business plan as submitted by management and approved by the Board of Directors, we set financial threshold goals based on those estimated results in terms of revenue, income or other financial measurements, and we allocate a percentage of these potential incremental improvements to executive bonuses. We set the minimum performance thresholds that must be reached before any bonus will be paid at levels that will take significant effort and skill to achieve. Our bonus plans have been uncapped in the past, and were uncapped for both 2008 and 2009, meaning that if our financial performance in such year exceeded expectations, bonus amounts would increase, however, our bonus plan for fiscal year 2010 will be capped at 200%. We also consider benchmarking information in setting bonus levels. For fiscal years 2008 through 2010, this information was obtained from Remedy Compensation Consulting as described above. For those years our threshold bonus targets ranged below the median bonus amounts calculated based on the benchmarking data we obtained.

Fiscal Year 2008. In February 2008, we adopted an executive bonus program for fiscal 2008. Under the terms of the 2008 executive bonus plan, 50% of the executive’s bonus was based on achieving revenue targets and 50% was based on achieving net income targets. Net income bonuses were payable if our net income, excluding stock-based compensation expense, was greater than or equal to $1.85 million. Revenue bonuses were payable if we had positive net income and our revenue was greater than or equal to $85.4 million. Lesser individual bonus award amounts were payable at increments of 95% and 98% of the revenue and net income goals, as revenue and net income was met at each such level. Bonuses were payable for fiscal 2008 at the beginning of fiscal 2009, following the completion of the audit for such year; however, no bonuses were earned under our executive bonus program for fiscal 2008.

Fiscal Year 2009. On January 16, 2009, the Compensation Committee adopted the Digirad Executive Incentive Plan for the 2009 fiscal year (the “2009 Bonus Plan”). Under the terms of the 2009 Bonus Plan, we created a bonus pool payable to our named executives upon our achievement of certain operating profit and cash flow goals. The payment of the bonuses was weighted 60% towards operating profit goals and 40% towards cash flow goals. Bonuses were payable at 100% or more if our operating profit was greater than or equal to $1,000,000 for fiscal 2009. Bonuses were also payable at 100% or more if our cash flow was greater than or equal to $2,250,000 for fiscal 2009. Lesser individual bonus awards were payable starting at a 20% bonus level if we had $400,000 operating profit or $1,650,000 cash flow, with bonus levels increasing as operating profit or cash flows increase by increments of $100,000. Fifty percent of each bonus payment was paid out to each executive on a quarterly basis, and 50% of such bonus payments and any overachievement amounts were paid at the end of the fiscal year as our operating profit and cash flow goals were met following the audit of our financial statements for the 2009 fiscal year, but in no case later than February 28, 2010.

Mr. Weatherhead was also eligible for bonus payments in the amount of $17,100 if DIS revenue was greater than or equal to $39,000,000, and $9,900 if our camera sales margin was equal or greater than $5,800,000. If Mr. Weatherhead achieved certain lead generation goals determined by the Chief Executive Officer, he was eligible for bonuses in the amounts of $17,100 for DIS lead generation and $9,900 for camera lead generation. The bonuses payable for DIS revenue, camera sales margin and lead generation goals were payable quarterly but adjusted for year end results. Eligible bonuses associated with DIS revenue, camera sales margin and lead generation goals included accelerators for any amounts achieved above target and would have been paid at a lesser level for amounts achieved below target.

The eligible bonus amounts and the bonuses paid under the 2009 Bonus Plan were as follows:

Name and Principal Position	Target Amount	Actual Payout
Todd P. Clyde, President and Chief Executive Officer	$180,000	$115,479
Richard B. Slansky, Chief Financial Officer (1)	$98,000	$50,813
Randy L. Weatherhead Senior Vice President, Sales and Marketing	$90,000	$73,658
Virgil J. Lott, Senior Vice President, Operations (2)	$88,000	$28,383
Marc E. Shapiro, Senior Vice President, Human Resources (3)	$84,000	$21,000

(1)	Mr. Slansky joined us as our Chief Financial Officer in March 2009.
(2)	Mr. Lott was promoted to an executive officer in October 2009. The target amount above was his total year eligibility outside the 2009 Bonus Plan.
(3)	Mr. Shapiro’s position was eliminated and employment terminated in October 2009. The amounts paid to Mr. Shapiro were paid earlier in the year at quarterly intervals.

Fiscal 2010. In February 2010, we adopted an executive bonus program for fiscal 2010. Under the terms of the 2010 executive bonus plan, for our named executive officers other than Mr. Weatherhead, 50% of the executive’s bonus is based on achieving consolidated operating profit targets and 50% is based on achieving cash flow targets. Operating profit bonuses shall be payable if our consolidated operating profit exceeds certain predefined levels with 100% of the potential bonus paid if the operating profit is equal to $200,000. An over-performance bonus is possible for amounts over the $200,000 operating profit target up to 200% of the bonus potential. Cash flow bonuses shall be payable if we have positive cash flow, which exceeds certain predefined levels with 100% of the potential bonus paid if the cash flow is equal to $2.3 million. An over-performance bonus is also possible for amounts over the $2.3 million cash flow up to 200% of the bonus potential. Mr. Weatherhead’s bonus plan consists of: 15% based on achieving the financial operating profit and cash flow goals listed above and 85% will be commission-oriented, based on our camera sales margin. Bonus potential for our named executive officers under the executive bonus program for fiscal 2010 are:

Todd P. Clyde, President and Chief Executive Officer	$201,000
Richard B. Slansky, Chief Financial Officer	$102,000
Virgil J. Lott, Senior Vice President of Operations	$88,000
Randy L. Weatherhead Senior Vice President, Sales and Marketing	$130,000

Long-Term Incentives. We grant both stock options and RSUs to our executives and directors as part of our executive compensation package program to directly link their interests to those of our stockholders We grant stock options to our executives because they will only produce value to executives if the price of our stock appreciates, and we grant RSUs to our executive and directors because the value associated with such awards is directly related to our performance and stock price. We believe that our executive compensation program must include long-term incentives such as stock options and RSUs if we wish to hire and retain high-level executive talent. We also believe that stock options and RSUs help to provide a balance to the overall executive compensation program as base salary and bonus awards focus only on short-term compensation. In addition, the vesting period of both stock options and RSUs encourages executive retention and the preservation of stockholder value. We base the number of stock options and RSUs granted on the type and responsibility level of the executive’s position, the executive’s performance in the prior year and the executive’s potential for continued sustained contributions to our long-term success and the long-term interests of our stockholders. Stock options generally vest over a four-year period, on a monthly basis, and each stock option is exercisable over a seven to ten-year period following its grant, unless the executive’s employment terminates prior to such date. The number of stock options granted is also dependent on the number of options available in the option pool, the number of stock options already granted and vested to each individual executive, and benchmarking information concerning the stock option granting practices of comparable companies. RSUs generally vest over a three-year period, on a quarterly basis. For 2009, stock option grants were below the median range for executives in similar positions at comparable companies (based on revenue and number of employees) in our geography.

Option Exchange Program. In April 2009, we sought stockholder approval of a stock option exchange program to allow our employees, including our executive officers, to exchange their out-of-the-money stock options with a per share exercise price that was less than $10.11 but greater than $3.11 for new stock options with a per share exercise price equal to the closing price per share of our common stock on the expiration date of the offer to exchange. The number of new options that would be granted in exchange for outstanding options would be based on both the number of options exchanged by the employee, as well as the exercise price of those options. We proposed the stock option exchange program because equity awards have been, and continue to be, a key part of our incentive compensation and retention programs and are designed to motivate and reward the efforts of our employees. As a result of our stock price volatility and decline in recent years, many of our employees held options with exercise prices significantly higher than the market price of our common stock, and we felt that the options would not be sufficient to effectively retain and motivate such employees to enhance long-term stockholder value.

Following the approval by our stockholders of the stock option exchange program, we commenced the offer to exchange in July 2009. The exercise price of the new stock options was set at $1.21, the closing price of our common stock on July 9, 2009, the expiration date of the offer to exchange. The following table indicates the stock options, including number of shares subject thereto and the per share exercise price thereof, held by our named executive officers that were exchanged under the option exchange program:

Name and Principal Position	Number of Shares Subject to Exchanged Option (#)		Per Share Exercise Price of Exchanged Option ($)
Todd P. Clyde, President and Chief Executive Officer (4)	35,000	(1)	3.94
	40,000	(1)	3.18
	25,000	(2)	4.07
	95,000	(3)	5.50

Randy L. Weatherhead, Senior Vice President Sales and Marketing (4)	20,000	(1)	3.89
	10,000	(1)	3.94
	10,000	(1)	3.18
	100,000	(2)	4.85
	10,000	(2)	4.07

Virgil J. Lott, Senior Vice President, Operations (4)	25,000	(1)	3.99
	2,500	(1)	3.94
	2,500	(1)	4.00
	10,000	(1)	3.18
	10,000	(2)	4.07

Marc E. Shapiro, Former Senior Vice President, Human Resources (4)	50,000	(1)	3.70
	15,000	(1)	3.18
	10,000	(2)	4.07

(1)	One new option exchanged for every two exchanged options, as the per share exercise price of the exchanged option was $1.21.
(2)	One new option exchanged for every three exchanged options, as the per share exercise price of the exchanged option was $1.21.
(3)	One new option exchanged for every four exchanged options, as the per share exercise price of the exchanged option was $1.21.
(4)	Pursuant to the exchange, Mr. Clyde exchanged options on 195,000 shares for options on 69,583 shares, Mr. Weatherhead exchanged options on 150,000 shares for options on 56,667 shares, Mr. Lott exchanged options on 50,000 shares for options on 23,333 shares, and Mr. Shapiro exchanged options on 75,000 shares for options on 35,833 shares.

How and Why CEO Compensation Has Differed from the Compensation of Other Executive Officers

Todd P. Clyde became our Chief Executive Officer and President effective October 20, 2008. Mr. Clyde’s initial base salary for 2008 was $270,000 and increased to $300,000, effective October 20, 2008, in connection with Mr. Clyde’s promotion from Executive Vice President and Chief Financial Officer to President and Chief Executive Officer. As a result of the 2009 merit process, the Board of Directors approved a merit increase for Mr. Clyde bringing his current salary to $335,000 effective January 9, 2010. Mr. Clyde participated in the 2008 and 2009 executive bonus plans established by the Board of Directors and will participate in the 2010 executive bonus plan established by the Board of Directors. The criteria for his participation in the 2008 executive bonus plan did not differ materially from those of the other executives, and will not differ materially from those of the other executives for 2010. Like other employees of Digirad, Mr. Clyde participated in our 401(k) Plan in 2009 and received matching benefits of $1,000. Mr. Clyde was not granted any options or RSUs in 2009, other than new stock option granted in exchange for stock options. Mr. Clyde exchanged pursuant to the option exchange program, as described above under “Option Exchange Program.”

We have entered into an employment contract with our President and Chief Executive Officer, Todd P. Clyde; in all other respects, we base the total compensation of our Chief Executive Officer largely upon policies and criteria similar to those used for our other executive officers. The terms of Mr. Clyde’s employment agreement are set forth in the Section entitled, “Potential Payments Upon Termination or Change of Control,” below.

How We Determine When to Grant Stock Options

Stock option grants are generally awarded to our executive officers (i) at the time of hire, (ii) upon promotion, and (iii) as part of the long-term incentive program.

Executive Officer Grant Process. For newly hired executive officers, upon their promotion and in connection with their annual executive compensation package, the Compensation Committee generally approves stock option and RSU grants at its regularly scheduled meetings. The grants are effective and vesting commences on the day the grant is made, and the exercise price of each grant is the closing price of our stock as of the date of the grant. On occasion, the Compensation Committee may determine to grant the stock options and/or RSUs for newly hired executive officers by unanimous written consent prior to the executive’s hire date; in that case, the effective date of the grant and the vesting date are the executive’s first day of employment, and the price of the options is the closing price of our stock as of that date. If stock options are granted by means of unanimous written consent other than for new hires, the stock options are granted and priced at the closing price of our stock, and begin vesting, on the date when the last consent is received by us.

In each case described above, if the date on which the grant would otherwise be effective falls on a day when the markets are closed, the grant date and the vesting commencement date become the next business day when the markets are open, and the price of our stock at the close of business on that day becomes the option price.

The Compensation Committee has not granted nor does it intend in the future to grant equity awards to our executive officers in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock. Similarly, the Compensation Committee has not timed, nor does it intend in the future to time, the release of material nonpublic information based on stock option grant dates.

Non-Executive Officer Grant Process. For stock option grants to non-executive officers, the Board of Directors has created and authorized an Option Grant Committee composed of the Chief Executive Officer, the Chief Financial Officer, and the Senior Vice President of Human Resources. With the departure of Marc Shapiro, Senior Vice President of Human Resources, the Option Grant Committee was composed of the Chief Executive Officer and Chief Financial Officer The Option Grant Committee grants stock options to non-executive officers in connection with their hiring and promotion, and when giving annual performance grants. Stock options only benefit the recipient if the stock price increases, which also benefits shareholders. We must compete to attract, retain and motivate highly qualified employees. In 2009, the Option Grant Committee was given the authority to grant up to 150,000 stock options to non-executive officers. 109,500 new hire and promotion grants were issues in 2009. Grants made by the Option Grant Committee to non-executive officers are effective on the third day after the release of the our next quarterly or annual earnings, and the exercise price of each grant is the closing price of our common stock as of the effective date. If the stock market is closed on the third day after the release of our next quarterly or annual earnings release, the grant date, vesting commencement date and option price are all established on the next business day when the market is open. In 2010, the Compensation Committee approved the granting of RSUs to non-executive staff. This decision encourages the recipient employees to act as owners of the business and focus on long term performance by aligning their interests with stockholders.

Our Policies in Connection with Waiving or Modifying Performance Goals

We exercise reasonable discretion in modifying performance goals when unanticipated events, such as market or regulatory changes, the need to adjust business plans or individual assignments or areas of responsibility, or the loss of key personnel have made the achievement of previously set individual or company-wide performance goals impossible or significantly more difficult. We believe that the failure to adjust goals in such circumstances could lead to justified disappointment and the potential departure of key personnel we wish to retain. If performance goals are restated because of unanticipated events, we may adjust the bonus and option elements of the executive compensation plan. Any such adjustments would generally continue to include, as a prerequisite, the executive’s meeting his or her individual performance goals, and our achievement of revised, measurable financial goals such as revenue or earnings.

The Impact of Tax and Accounting Treatments on Elements of Compensation

We have elected to award non-qualified stock options instead of incentive stock options to all our employees, directors and consultants to allow the corporation to take advantage of the more favorable tax advantages associated with non-qualified stock options.

Internal Revenue Code Section 162(m) precludes us from deducting certain forms of non-performance-based compensation in excess of $1,000,000 to named executive officers. To date, we have not exceeded the $1,000,000 limit for any executive, and the Compensation Committee has not defined a policy that all compensation must be deductible. However, since stock-based awards comprise a significant portion of total compensation, the Compensation Committee has taken appropriate steps to preserve deductibility for such awards in the future, when appropriate.

Our Rationale for Selecting a Particular Event to Trigger Payment Under a Post-Termination and/or Change of Control Agreement

Other than as set forth below with respect to Messrs. Clyde and Slansky, the only payments or benefits that could currently be made to our executive officers as a result of any termination of employment exist as rights under our 2004 Stock Incentive Plan, as amended.

The 2004 Stock Incentive Plan, and the option agreements of our executives, provide that, in case of a change of control of Digirad, all options then outstanding but neither assumed nor replaced by the successor entity shall vest immediately upon the change of control event. Further, if an executive’s employment is terminated without cause within twelve (12) months of the change of control all stock options then outstanding, either assumed or replaced, shall become fully vested at the time of termination. With respect to Mr. Clyde’s employment agreement, should Mr. Clyde still be employed on the one-year anniversary date of a change of control, his stock options then outstanding, either assumed or replaced, shall become fully vested on said anniversary date. We have adopted defined trigger events for such compensation upon a termination following, or as a result of a change of control to provide incentives for our executives to work for, instead of against, changes of control of Digirad that align with our stockholders’ interests, and to assure them of severance benefits in such circumstances that are comparable to those offered by similar companies in our industry and our geographic location.

        Under Mr. Clyde’s employment agreement, he is entitled to receive certain severance benefits upon the termination of his employment by us without cause. Under Mr. Slansky’s employment agreement, he is entitled to receive certain severance benefits upon the termination of his employment by us without cause or upon his resignation with good reason. We selected termination without cause as the triggering event and termination without cause and resignation with good reason as the triggering events for providing Mr. Clyde and Mr. Slansky, respectively, with a level of severance benefits in line with those granted by some comparable companies in our industry to attract them to employment with our Company. The severance benefits to which both Messrs. Clyde and Slansky may be entitled to receive are further described below in the section entitled “Potential Payments Upon Termination or Change of Control.”

The Level of Salary and Bonus in Proportion to Total Compensation

Because of the congruence of interests by our executives and our stockholders in sustained, long-term growth of the value of our stock, we seek to keep cash compensation in line with market conditions and, if justified by our financial performance, place emphasis on the use of stock options as a means of obtaining significantly better than average compensation.

Other Compensation

We intend to continue to maintain our current benefits for our executive officers, including medical, dental, vision and life insurance coverage and the ability to contribute to a 401(k) retirement plan; however, the Compensation Committee in its discretion may revise, amend or add to the officer’s executive benefits if it deems it advisable. The benefits currently available to the executive officers are also available to our other employees. At times, we pay the relocation, housing or commuting costs of our employees, including our executive officers.

Summary Compensation Table

The following table provides information regarding the compensation earned during the fiscal year ended December 31, 2009 by our chief executive officer, our chief financial officer and our three other most highly compensated executive officers who were employed by us during 2009. We refer to our chief executive officer, chief financial officer and these other executive officers as our “named executive officers” elsewhere in this document.

Name and Principal Position	Year	Salary ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)		Total ($)
Todd P. Clyde President and Chief Executive Officer (1), (4)	2009	301,153	44,533	115,479	1,000		462,165
	2008	285,238	207,546	15,000	1,500		509,284
	2007	251,538	—		1,000		252,538

Richard B Slansky Senior Vice President and Chief Financial Officer, (8)	2009	201,634	113,198	50,813	1,000		366,645

Randy L. Weatherhead Senior Vice President, Sales & Marketing (1), (5)	2009	225,865	36,266	73,658	1,000		336,789
	2008	234,106	24,271	92,250	1,500		352,127
	2007	220,000	—	7,500	1,000		228,500

Virgil J. Lott Senior Vice President Operations (9)	2009	209,181	14,933	28,383	6,077	(6)	258,574

Marc E. Shapiro Senior Vice President of Human Resources (7)	2009	239,115	22,933	21,000	1,000		284,048
	2008	207,048	33,140	—	1,500		241,688

(1)	A discretionary bonus, approved by our Board of Directors, was earned in 2007 and paid in 2008.
(2)	Represents full fair value at grant date for 2009, 2008 or 2007 of options to purchase Digirad common stock granted to our named executive officers, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation. The full grant date fair value of an option award is the maximum value that may be received over the vesting period if all vesting conditions are satisfied. Thus, there is no assurance that the value, if any, eventually received by our executive officers will correspond to the amount shown. For information regarding assumptions made in connection with this valuation, please see Note 1 to our consolidated financial statements found in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 filed on February 12, 2010.
(3)	Amounts shown for 2007, 2008 and 2009 include matching contributions to the officers’ 401(k) retirement plans.
(4)	Mr. Clyde was appointed President and Chief Executive Officer and member of the Board of Directors on October 20, 2008, and resigned as Chief Financial Officer effective March 9, 2009.
(5)	During fiscal 2009, Mr. Weatherhead’s bonus compensation was comprised of an amount under the 2009 executive bonus plan, as well as incentive payments based on certain additional performance measures as specified in the section “Annual Incentive Bonus – Fiscal 2009.”
(6)	Amounts shown include $5,077 of car allowance.
(7)	Mr. Shapiro’s position was eliminated and employment terminated in October 2009. Mr. Shapiro received severance benefits of $80,654 in 2009 pursuant to the Separation Agreement and Release entered into with Digirad upon his termination of employment. These severance benefits are further described in detail below in the section entitled “Potential Payments Upon Termination or Change of Control.” Mr. Shapiro was promoted to Senior Vice President Human Resources in November 2007.
(8)	Mr. Slansky joined us on March 9, 2009 as Chief Financial Officer.
(9)	Mr. Lott was promoted to Senior Vice President Operations in October 2009.

Grants of Plan-Based Awards

The following table presents information concerning grants to each of the named executive officers during 2009.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Options (#)		Awards ($/Share)	Awards ($) (3)

Todd P. Clyde	7/9/2009								69,583	(2)	1.21	44,533
	N/A	—	180,000	—	—	—	—	—	—		—	—

Richard B Slansky	3/9/2009								225,000		0.86	113,198
	N/A	—	98,000	—	—	—	—	—	—		—	—

Randy L. Weatherhead	7/9/2009								56,666	(2)	1.21	36,266
	N/A	—	90,000	—	—	—	—	—	—		—	—

Virgil Lott	7/9/2009								23,333	(2)	1.21	14,933
	N/A	—	83,500	—	—	—	—	—	—		—	—

Marc E. Shapiro	7/9/2009								35,833	(2)	1.21	22,933
	N/A	—	84,000	—	—	—	—	—	—		—	—

(1)	The amounts in these columns list the threshold, target and maximum payout under our incentive program for 2009. As described in the Compensation Discussion and Analysis, cash bonuses for 2009 under this program were dependent on the achievement of both specified corporate-wide financial objectives and specified individual objectives for each named executive officer. Under the terms of the 2009 executive bonus plan, 60% of the executive’s bonus is based on achieving net income targets and 40% is based on achieving cash flow targets.
(2)	These amounts represent stock options granted in 2009 pursuant to our stock option exchange program, as described above under “Option Exchange Program.” The stock options granted in exchange for out-of-the-money stock options were granted under our 2004 Stock Incentive Plan, and are each is subject to a Stock Option Agreement. The new stock options granted under the Option Exchange Program vest 50% on the first anniversary of the new grant (July 9, 2010) with the remaining shares to vest monthly thereafter in twelve (12) equal amounts.
(3)	Represents the full grant date fair value of each individual equity award (on a grant-by-grant basis) as computed in accordance with FASB ASC Topic 718, Stock Compensation. The full grant date fair value of an option award is the maximum value that may be received over the vesting period if all vesting conditions are satisfied. Thus, there is no assurance that the value, if any, eventually received by our executive officers will correspond to the amount shown.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2009, including the value of the stock awards.

Name	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Todd P. Clyde	67,857	—	—		0.49	11/5/2012	—	—	—	—
	87,498	—	212,502	(1)	0.83	10/30/2018	—	—	—	—
		—	69,583	(2)	1.21	7/9/2016	—	—	—	—

Richard B. Slansky		—	225,000	(1)	0.86	3/9/2019	—	—	—	—

Randy L. Weatherhead	5,416	—	14,584	(1)	0.70	11/11/2018	—	—	—	—
		—	56,666	(2)	1.21	7/9/2016	—	—	—	—

Virgil Lott	5,416	—	14,584	(1)	0.70	11/11/2018	—	—	—	—
		—	23,333	(2)	1.21	7/9/2016	—	—	—	—

Marc E. Shapiro (3)	—	—	—		—	—	—	—	—	—

(1)	1/48th of the total number of shares subject to the option vest monthly.
(2)	1/24th of the total number of shares subject to the option vest monthly.
(3)	On October 2, 2009, Mr. Shapiro’s position as Senior Vice President of Human Resources was eliminated. On October 29, 2009, Mr. Shapiro exercised all of his vested options on 4,166 shares of our common stock, and all of his other options were unvested and terminated upon the termination of his employment.

Option Exercises and Stock Vested at Fiscal Year End

The following table shows for the fiscal year ended December 31, 2009, certain information regarding option exercises and stock vested during the last fiscal year with respect to the named executive officers:

Name	Option Exercises and Stock Vested in Fiscal 2009
	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Todd P. Clyde	10,000	9,500	—	—
Marc E. Shapiro	4,166	10,094	—	—

There were no other options were exercised by our named executive officers during the fiscal year ended December 31, 2009.

Pension Benefits

None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Potential Payments Upon Termination or Change of Control

On October 2, 2009, we entered into a Separation Agreement and Release with Mr. Shapiro (the “Release”). Pursuant to the Release, Mr. Shapiro was entitled to receive severance payments totaling $80,000 (the “Severance”). The Release provides that Mr. Shapiro waives any claims against us and releases us from any claims arising from Mr. Shapiro’s employment relationship with us and the termination of those relationships, with the exception of Mr. Shapiro’s continuing rights to indemnification under the terms of the Indemnification Agreement between us and Mr. Shapiro, which remains in full effect. Options to purchase shares of our common stock held by Mr. Shapiro ceased to vest on October 9, 2009, the last date of his employment. Mr. Shapiro has received his entire severance of $80,000, less appropriate taxes, via direct deposit payments Mr. Shapiro received six (6) payments of $9,230 each, plus a final payment of $24,615 through our bi-weekly pay period schedule beginning October 9, 2009 and ending December 31, 2009.

In connection with Mr. Clyde’s appointment as our President and Chief Executive Officer on October 20, 2008, we entered into an employment agreement with him that provides for certain compensation and severance benefits. Pursuant to the employment agreement, Mr. Clyde was entitled to a base salary of $300,000 per year. Mr. Clyde is eligible to receive an annual performance bonus of a specified percentage of his base salary, which for the 2009 calendar year only, has a target value of at least 60% of his base salary. If we terminate Mr. Clyde’s employment agreement without cause (as defined in such agreement), and Mr. Clyde timely enters into and does not revoke a separation and release agreement with us, Mr. Clyde will be entitled to receive the following severance benefits:

•

Company-paid COBRA coverage for Mr. Clyde (and his eligible dependents) through the earlier of (a) the date 12 months following his date of termination of employment, or (b) the date upon which Mr. Clyde and his eligible dependents become covered under another health plan; and,

•

Severance payments in an amount equal to the higher of (i) his current annual base salary for an additional 12 months or (ii) $300,000, with the severance amounts to be payable over the 12 months following such termination of employment, in accordance with our general payroll practices.

Assuming that Mr. Clyde’s employment was terminated without cause as of December 31, 2009, he would have been entitled to receive the following payouts as severance: (i) continuing severance payments of base pay, totaling $300,000; and (ii) 12 months of Company-paid COBRA coverage for Mr. Clyde and his dependents, estimated to have a value of $18,000.

Additionally, we entered into an employment agreement on February 7, 2009 with Mr. Slansky, who joined us in March 2009 as our Chief Financial Officer. Pursuant to the employment agreement, Mr. Slansky is entitled to a base salary of $245,000 per year. Mr. Slansky is eligible to receive an annual performance bonus of a specified percentage of his base salary, which for the 2009 calendar year only, had a target value of at least 40% of his base salary. If we terminate Mr. Slansky’s employment agreement without cause (as defined in such agreement) or if Mr. Slansky resigns for good reason (as defined in such agreement), and Mr. Slansky timely enters into and does not revoke a separation and release agreement with us, Mr. Slansky will be entitled to receive the following severance benefits:

•	Company-paid COBRA coverage for Mr. Slansky (and his eligible dependents) through the earlier of (a) the date six months following his date of termination of employment, or (b) the date upon which Mr. Slansky and his eligible dependents become covered under another health plan; and

•

Severance payments in an amount equal to the higher of (i) his current annual base salary for an additional six months or (ii) $122,500, with the severance amounts to be payable over the six months following such termination of employment, in accordance with our general payroll practices.

Assuming that Mr. Slansky’s employment was terminated without cause or he resigned with good reason as of December 31, 2009, he would have been entitled to receive the following payouts as severance: (i) continuing severance payments of base pay, totaling $122,500; and (ii) six months of Company-paid COBRA coverage for Mr. Slansky and his dependents, estimated to have a value of $7,300.

We have no written employment or severance agreements with any other named executive officer.

The stock option agreements of our named executive officers provide that, in case of a change of control of Digirad, all options then outstanding but neither assumed nor replaced by the successor entity shall vest immediately upon the change of control event. Further, if an executive’s employment is terminated without cause within twelve (12) months of the change of control all stock options then outstanding, either assumed or replaced, shall become fully vested at the time of termination. With respect to Mr. Clyde’s employment agreement, should Mr. Clyde still be employed on the one-year anniversary date of a change of control, his stock options then outstanding, either assumed or replaced, shall become fully vested on said anniversary date. As of December 31, 2009, the value of the stock options of our named executive officers that would accelerate upon (i) termination without cause within twelve (12) months of a change of control in which options are assumed or replaced by the successor entity, or (ii) a change of control in which the outstanding stock options are neither assumed or replaced by the successor entity, based on the difference between the closing price on the last trading day of the year of $2.10 per share and the exercise price of the respective options was as follows:

Name	Option Value as of December 31, 2009 ($)
Todd P. Clyde	552,179
Richard B. Slansky	279,000
Randy L. Weatherhead	78,433
Virgil J. Lott	48,766
Marc E. Shapiro (1)	—

(1)	Mr. Shapiro was not employed by Digirad at December 31, 2009 and would not have been entitled to receive such vesting acceleration.

Non-Employee Director Compensation Table

The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities to the non-employee members of our Board of Directors for the fiscal year ended December 31, 2009.

Name	Fees Paid in Cash ($)	Stock Awards ($)		Option Awards (1)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
R. King Nelson	48,940	44,842	(2)	—	(3)	—	—	—	93,782
Gerhard F. Burbach	31,599	44,842	(2)	—	(4)	—	—	—	76,441
Kenneth E. Olson	39,204	44,842	(2)	—	(5)	—	—	—	84,046
Douglas Reed, M.D.	3,346	13,334	(6)	—		—	—	—	16,680
John Sayward	42,954	58,175	(7)	—		—	—	—	101,129
Lloyd Malchow	27,060	19,040	(8)	—		—	—	—	46,100
Steven C. Mendell	27,284	19,040	(8)	—		—	—	—	46,324

(1)	Refer to Note 1, “Share-based Payments,” in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K/A, filed on February 12, 2010, for the relevant assumptions used to determine the valuation of our option awards.
(2)	31,609 restricted stock units are vested as of December 31, 2009.
(3)	R. King Nelson has outstanding options to purchase an aggregate of 41,507 shares as of December 31, 2009, through various option awards granted prior to 2009.
(4)	Gerhard Burbach has outstanding options to purchase an aggregate of 260,000 shares as of December 31, 2009, through various option awards granted prior to 2009.
(5)	Kenneth E. Olson has outstanding options to purchase an aggregate of 90,571 shares as of December 31, 2009, through various option awards granted prior to 2009.
(6)	13,334 restricted stock units were vested at the time of Mr. Reed’s departure at April 29, 2010.
(7)	46,369 restricted stock units are vested as of December 31, 2009.
(8)	15,479 restricted stock units are vested as of December 31, 2009.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis, or CD&A, for the year ended December 31, 2009 with management. In reliance on the reviews and discussions referred to above, the Compensation Committee recommended to the Board of Directors, and the Board of Directors has approved, that the CD&A be included in the proxy statement for the year ended December 31, 2009 for filing with the SEC.

The foregoing report has been furnished by the Compensation Committee.

COMPENSATION COMMITTEE

R. King Nelson, Chairman
Lloyd H. Malchow
Steven C. Mendell

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Nelson serves on the Compensation Committee of our Board of Directors. No interlocking relationship exists between any member of the Compensation Committee and any member of any other company’s board of directors or compensation committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	No financial statements are filed with this Annual Report on Form 10-K/A. These items were included as part of the Original Form 10-K.

(b)	Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGIRAD CORPORATION

Dated: July 30, 2010	By:	/s/ TODD P. CLYDE
	Name:	Todd P. Clyde
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ TODD P. CLYDE	President and Chief Executive Officer	July 30, 2010
Todd P. Clyde	(Principal Executive Officer)

/s/ RICHARD B. SLANSKY	Chief Financial Officer	July 30, 2010
Richard B. Slansky	(Principal Financial Officer)

/s/ R. KING NELSON	Director	July 30, 2010
R. King Nelson	(Chairman of the Board of Directors)

/s/ GARY F. BURBACH	Director	July 30, 2010
Gary F. Burbach

/s/ STEVE C. MENDELL	Director	July 30, 2010
Steve C. Mendell

/s/ JOHN W. SAYWARD	Director	July 30, 2010
John W. Sayward

/s/ KENNETH OLSON	Director	July 30, 2010
Kenneth Olson