Form 10-K
period 2010-12-31
DIGIRAD CORP
filed 2011-03-09
CIK 707388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was approximately $38.5 million, based on the closing price of Digirad common stock on the NASDAQ National Market on June 30, 2010 of $2.08 per share. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 28, 2011 was 19,210,946.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year end December 31, 2010 are incorporated by reference into Part III of this report.

DIGIRAD CORPORATION

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2010

PART I

Cautionary Statement Regarding Forward-Looking Statements

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

Overview

We generate revenues within two primary operating segments: our Product equipment sales and service segment and our equipment and personnel leasing service segment. We are the pioneer developer and a leading manufacturer of medical diagnostic imaging systems, including solid-state gamma cameras for nuclear cardiology and general nuclear medicine applications. We also are one of the largest national providers of in-office nuclear cardiology and ultrasound equipment and personnel leasing services to physician practices, hospitals and imaging centers through our Digirad Imaging Solutions, Inc. (“DIS”) subsidiary.

We were the first to commercialize solid-state nuclear gamma cameras for the detection of cardiovascular disease and other medical conditions. Our imaging systems are sold in both portable (i.e., movable) and fixed (i.e., stationary) configurations, and provide enhanced operability, improved patient comfort and can result in lower healthcare costs. Our triple-head Cardius® 3 XPO system provides significantly shorter image acquisition time when compared to traditional vacuum tube cameras or our single or dual head Cardius® cameras. Our ergo™ imaging system is a large field-of-view general purpose imager featuring a sleek ergonomic (portable) design that offers clinical versatility and high performance. The ergo™ expands our reach beyond nuclear cardiology into general nuclear medicine with applicability to various disease states. Our nuclear cameras fit easily into floor spaces as small as seven feet by eight feet and facilitate the delivery of nuclear medicine procedures in a physician’s office or an outpatient hospital setting. Our new ergo™ can be used in the intensive and critical care units, pediatrics, trauma units, patient floors, emergency and operating rooms, women’s health or research areas.

Through DIS, we offer a convenient and economically efficient personnel and equipment leasing services program as an alternative to purchasing a gamma camera or ultrasound equipment or outsourcing the procedures to another physician or imaging center. For physicians who wish to perform nuclear imaging, echocardiography, vascular or general ultrasound tests, or any combination of these procedures in their offices, we provide the ability for them to lease the imaging system, qualified personnel, and related items required to perform imaging in the their own offices and bill Medicare, Medicaid or one of the third-party healthcare insurers directly for those services. These services are also used by large and small hospitals, multi-practice physician groups, and imaging centers. The flexibility of our products and our DIS leasing service allows physicians to ensure continuity of care and convenience for their patients and allows them to retain revenue from procedures they would otherwise refer to imaging centers and hospitals. DIS leasing services are primarily provided to cardiologists, internal medicine physicians, and family practice doctors who enter into annual contracts for a set number of lease days ranging from once per month to five times per week. We experience some seasonality in our DIS business related to vacations, holidays, and inclement weather. Most of the DIS business focuses on cardiac care with an increase in a combination of cardiac and general ultrasound imaging in recent months. Many of the physicians who use DIS services are reliant on reimbursements from Medicare and third-party insurers where there has been downward pressure and uncertainty due to factors outside the physicians’ control. The uncertainty created by the 2010 healthcare reform laws, Congress’ continued deferred action on the Sustainable Growth Rate reimbursement factor (which is part of the Relative Value Unit calculation of reimbursements for all medical codes) and other legislation has also impacted our business. These changes may require further modifications to our business model in order for our physician customers and us to maintain a viable economic model.

Our Product revenue results primarily from selling solid-state gamma cameras and camera maintenance contracts. We sell our imaging systems to physician offices, hospitals and imaging centers primarily in the United States, although we have sold a small number of imaging systems internationally. We introduced a new product in the middle of 2010 called the ergo™, which is targeted to hospital customers. We introduced a new product in 2009 called the Cardius® X-ACT camera, which is a rapid cardiac SPECT/VCT imager. The Cardius® X-ACT camera is positioned more toward the hospital and larger cardiology practices.

Market Opportunity

Nuclear Imaging

Nuclear imaging is a form of diagnostic imaging in which depictions of the internal anatomy or physiology are generated primarily through non-invasive means. Diagnostic imaging facilitates the early diagnosis of diseases and disorders, often minimizing the scope, cost and amount of care required and reducing the need for more invasive procedures. Currently, the major types of non-invasive diagnostic imaging technologies available are: x-ray, magnetic resonance imaging (MRI), computerized tomography (CT), ultrasound, positron emission tomography or PET (which is a form of nuclear imaging) and nuclear imaging. The most widely used imaging acquisition technology utilizing gamma cameras is single photon emission computed tomography, or SPECT. All of our current cardiac gamma cameras employ SPECT methodology.

According to industry sources, (despite the improving image quality and increasing utilization rates of competing modalities such as computed tomography, positron emission tomography, and magnetic resonance imaging, and diagnostic procedures such as CT angiography), SPECT procedures performed with gamma cameras will continue to be used for a substantial number of cardiac-specific imaging procedures. We believe continued utilization will be driven by patients having easier access to nuclear medicine services at physicians’

offices, lower purchase and maintenance costs, a smaller physical footprint, and easier service logistics of gamma cameras. In an emerging trend in cardiology, SPECT technologies are being integrated with other imaging modalities, to form hybrid imaging modalities, such as SPECT/CT, resulting in improved clinical quality and diagnostic certainty.

Clinical Applications for Nuclear Imaging

Nuclear imaging is used primarily in cardiovascular, oncology, and neurological applications. Nuclear imaging involves the introduction of very low-level radiopharmaceuticals into the patient’s bloodstream. The radiopharmaceuticals are specially formulated to concentrate temporarily in the specific part of the body to be studied. The radiation signals emitted by the materials are then converted into an image of the body part or organ. Nuclear imaging has several advantages over other diagnostic imaging modalities, showing not only the anatomy or structure of an organ or body part, but also its function including blood flow, organ function, metabolic activity, and biochemical activity. Cardiologists and an increasing number of internists and other physicians either purchase our nuclear cameras or subscribe to our DIS services for in-office cardiac imaging for these advantages.

Ultrasound Imaging

Ultrasound is a form of diagnostic imaging in which depictions of the internal anatomy or functional are generated primarily through non-invasive means. Ultrasound imagers use sonar techniques to generate diagnostic images that facilitate the early diagnosis of diseases and disorders, often minimizing the scope and cost of care required and reducing the need for invasive procedures.

Clinical Applications for Ultrasound Imaging

Ultrasound is one of the most widely used imaging techniques in the United States. Ultrasound imaging is used primarily in obstetrics, internal medicine, cardiovascular care, and vascular health applications. Ultrasound imaging involves the transmission and detection of sound waves into and from a patient’s body. The sound waves transmitted by the ultrasound system are then converted into an image of the body part or organ. Ultrasound imaging also shows the anatomy or structure of many internal organs or body parts, as well as key functional information—including blood flow, wall motion and organ function. Our ultrasound services are used by an increasing number of cardiologists, internists and other physicians for in-office echocardiography and general ultrasound imaging.

Our Equipment and Personnel Leasing Services

DIS offers portable nuclear and ultrasound imaging equipment services and personnel leasing services. We have obtained Intersocietal Commission for Nuclear Cardiology Laboratories (ICANL) and Intersocietal Commission for Echocardiography Laboratories (ICAEL) accreditation for our services. The nuclear modality services are comprised of an imaging system, a certified nuclear medicine technologist and a cardiac stress technician, often certified or a trained nurse or paramedic, the supply of radiopharmaceuticals, and required licensing services for the performance of nuclear imaging procedures under the supervision of physicians. Our licensing infrastructure provides the radioactive materials license, radiation safety officer services, radiation safety training, monitoring and compliant policies and procedures, and the quality assurance function to ensure adherence to applicable state and federal nuclear regulations. We also have a personnel leasing service, generally including radioactive materials licensing services, for physicians who own their own (Digirad or third party) camera known as DigiTech® Professional Services. The ultrasound imaging leasing service is similar, in that we provide the ultrasound equipment and one experienced ultrasound technologist.

Our portable nuclear leasing operations use a “hub and spoke” model in which centrally located regional hubs anchor multiple van routes in the surrounding metropolitan areas. At our DIS hubs, clinical personnel load the equipment, radiopharmaceuticals, and other supplies onto specially equipped vans for transport to the physician’s office or other customer locations, where they set up the equipment for the day. After quality assurance testing, a technologist under the physician’s supervision will gather patient information, inject the patient with a radiopharmaceutical, and then acquire the images for interpretation by the physician.

We provide nuclear and ultrasound leasing services under annual contracts for services delivered on a per-day basis. Under these agreements, physicians pay us a fixed amount for each day and they commit to the scheduling of a minimum number of lease days during the lease term, which runs for at least one year. The same fixed payment amount is due for each day regardless of the number of patients seen or the reimbursement or payment obtained by the physician, practice, hospital, or imaging center.

Our Products

Digirad markets and manufactures a line of nuclear medicine cameras for nuclear cardiology and general nuclear medicine applications. Our cameras are used in hospitals, imaging centers, physician offices and by mobile service providers. The central component of a nuclear camera is the detector and it ultimately determines the overall clinical quality of the image a camera produces. Our nuclear cameras feature detectors based on advanced proprietary solid-state technology developed by us. Solid-state systems have a number of benefits over conventional photomultiplier tube-based camera designs typically offered by our competitors. Our solid-state technology systems are typically 2 – 5 times lighter and considerably more compact than other systems, making them far easier and less costly, as well as very reliable. Our solid-state technology provides us with the capability to market and manufacture a diverse family of high-performance dedicated cardiac and general-purpose cameras that offer a number of economic, service and performance benefits over traditional PMT-based camera systems.

Our Cardius® family of dedicated cardiac SPECT (single-photon emission computerized tomography) solid-state imagers are noted for their compactness, portability and unique upright imaging capabilities that make it possible to image patients up to 500 pounds in a sitting position. Upright imaging makes it possible to image large bariatric, COPD (Chronic Obstructive Pulmonary Disease) or claustrophobic patients that typically could not be imaged lying down on competitive systems and afford our users the ability to generate added revenue to their practices. We offer fixed dual-head and triple-head cardiac camera models for dedicated use within a facility and a portable dual-head configuration that makes it possible to move the system to provide service to multiple rooms or sites. We are a market leader in the mobile solid-state nuclear camera segment. Our newest flagship in cardiology is the Cardius® XACT SPECT/CT system. It features a triple-head design and a low dose volume CT attenuation correction methodology, making it possible to perform studies faster with greater interpretation diagnostic confidence. Our XACT camera is increasingly being sought by departments seeking to improve productivity, increase clinical accuracy or employ new low dose clinical protocols.

In mid-2010, we introduced the new ergo™ large-field-of-view planar portable imaging camera. We have received orders and installed a few of these cameras at some very prominent medical centers in the United States, as well as our first camera placement in Europe. The ergo™ imaging system is targeted to hospitals with multi-camera general nuclear medicine departments, academic centers, pediatric hospitals, regional trauma centers, women’s health centers and cancer centers. Most general nuclear medicine departments have the need for a single-head planar portable camera for imaging patients more conveniently on hospital stretchers; for imaging patients that can’t be moved; and for imaging patient’s at their bedside (pediatrics, intensive care units, critical care units, emergency rooms, surgical suites, women’s health clinics or on regular patient floors). A single-head planar camera provides a more economical and convenient way to perform approximately 25% or more of all studies commonly performed in general nuclear medicine. It also opens the door to perform studies on critically ill patients in the patient’s room and the ability to perform new molecular breast imaging protocols that offer new revenue generation potential while improving the standard of patient care. We believe the ergo™ imaging system offers strong growth potential in new segments like surgery, as well as in a number of important international markets.

Competitive Strengths

We believe that our competitive strength is based on our proprietary solid-state technology in general nuclear medicine and cardiology. We also believe that we hold a recognized position as a market leader in solid-state technology.

•

Leading Solid-State Technology. Our solid-state gamma cameras utilize proprietary photo-detector modules which enable us to build smaller and lighter cameras that are portable with a degree of ruggedness that can withstand the vibration associated with transportation. We have continued to invest in technology advancements that enhance the performance of our solid-state photodiode detectors over traditional photomultiplier tube-based systems for both cardiac and general purpose nuclear medicine applications. We now offer a more geometric efficient design for cardiology and introduced our ergo™ imaging system in mid-2010, our first large field-of-view solid-state detector system for use in general nuclear medicine, pediatrics, women’s health and surgery. We see expanded opportunities for such systems worldwide as departments replace aged single-head systems and migrate towards more modern solid-state systems offering higher performance, greater clinical flexibility and the ability to be used portably to image patients at their bedside.

•

Portable Applications through Reduced Size and Weight. Our cameras, depending on the model, weigh anywhere from 600 to 1,000 pounds. Competitive anger photomultiplier tube-based technology cameras generally weigh 2 to 5 times as much. Our dedicated cardiac imagers require a floor space of as little as seven feet by eight feet and generally can be installed without facility renovations and use standard power (20 Amps @ 120 VAC). Our portable cameras are ideal for mobile operators or practices desiring to service multiple office locations or imaging facilities, and for use in our DIS in-office service business. We bring nuclear technology to the patient. Our systems do not require the patient to be taken to the camera, a significant competitive advantage.

•

Speed and Image Quality. We believe our Cardius® 3 XPO and X-ACT rapid imaging dedicated cardiac cameras, equipped with our proprietary nSPEED 3DOSEM software, can acquire images up to four times faster than conventional fixed 90 or variable dual-head photomultiplier vacuum tube camera designs with equivalent image quality. Increased imaging speed optimizes workflow and resource utilization and allows for reduction of the administered dose of radiation to patients or the use of low dose imaging protocols, which we believe is increasingly of interest to our physician customers. Use of rapid imaging systems, combined with nSPEED, gives us an efficiency advantage over other mobile service providers.

•

Fully-Integrated low dose SPECT/CT Technology. Our Cardius® XACT rapid imaging system (triple-head) equipped with a low dose volume CT attenuation correction system allows studies to be performed faster using less radiation than competitive techniques, with improved diagnostic confidence in interpreted results. The competitive advantages of our Cardius® XACT system include its ability to deliver higher productivity and lower radiation exposure to patients.

•

Improved Patient Comfort and Utilization. We believe the upright and open architecture of our patient chair reduces patient claustrophobia and increases patient comfort when compared to traditional vacuum tube-based imaging systems, the majority of which require the patient to lie flat and have detector heads rotate around the patient. Upright imaging positioning also reduces false indications that can result from organs pushing-up against the heart while patients are on their backs. Our Cardius® XPO camera series allows for the imaging of patients weighing up to 500 pounds.

•

Broad Portfolio of Cardiovascular Imaging Services. Another competitive advantage is our ability to offer nuclear cardiology, echocardiography and complete vascular imaging services. Our ability to offer multiple services strengthens our competitive position and expands our revenue potential. The depth of services offered varies depending on the local market opportunity, availability of personnel and credentialing requirements in the individual markets.

•

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

•

Intellectual Property Portfolio. We have developed an intellectual property portfolio that includes product, component and process patents covering various aspects of our imaging systems. As of December 31, 2010, we had 35 issued U.S. patents and an additional 9 pending U.S. patent applications. We also license patents from third parties to enhance our product offering. In addition to our patent portfolio, we have developed proprietary manufacturing, business know-how, and trade secrets. This portfolio of intellectual property combined with our ability to design, manufacture, sell and service our own equipment provides us with a distinct competitive advantage.

Business Strategy

Our goals to achieve and maintain profitability and generate consistent positive cash flow via the following:

•

Equipment and Personnel Leasing Services (DIS). After a difficult 2010 with headwinds in radiopharmaceutical shortages, healthcare reform uncertainties and reimbursement declines, 2011 shows signs of stabilization. The supply of radiopharmaceuticals has stabilized, the impact of healthcare reform is being absorbed and Medicare reimbursements in nuclear codes have increased in 2011 over 2010. We expect to continue supporting our physician customers by working with them to adjust our DIS business model; for example, with regulatory changes, we are developing a process to assist them in obtaining direct accreditation. This initiative is intended to add value to our customers and provide an additional revenue stream to our DIS business. We continue to focus on aligning our labor and other costs with the variable nature of our revenue streams. Also, we expect to provide greater value in our service channel via strategic and technological initiatives designed to increase revenue per day for us and our physician customers, as well as expand our service model offerings. Finally, we continue to move in the direction of local decision making, local empowerment and local relationships with our customers.

•

Product Equipment Sales. In order to overcome the market decline of cardiac specific cameras and the general downturn in the economy that has limited the amount of healthcare capital spending, we intend to increase our market share by expanding beyond the cardiac-specific nuclear market. Our Cardius® XACT camera is particularly geared toward hospitals and large physician practices. Our new ergo™ imaging system also addresses the larger market of general nuclear imaging and provides us with a new untapped market opportunity within the hospital. Our ergo™ imaging system is not just part of a hospital nuclear suite. It is a camera that enables the imaging to be performed wherever the patient is located and has great promise in areas of the hospital where previously no nuclear imaging has been performed, such as the emergency room and surgical suite,. Although the selling cycle in hospitals can be long, we anticipate increased sales of our ergo™ imaging system in 2011 and beyond.

Manufacturing

We manufacture our gamma cameras and employ a strategy that combines our internal design expertise and proprietary process technology with strategic outsourcing. Outsourcing the manufacturing of certain components of our cameras has resulted in cost efficiencies. We perform subassembly and final system performance tests at our facility. In addition, suppliers of our critical materials, components, and subassemblies undergo ongoing quality audits by us.

We use enterprise resource planning and collaborative software to help improve efficiency in the handling and security of inventory, purchasing, and the reduction of manufacturing variances. We use forecasting software to allow for more detailed and separate planning of service and product inventory. In some cases, we are in-sourcing when volumes do not allow for cost effective outsourcing.

We and our third-party manufacturers are subject to FDA Quality System Regulations, state regulations, such as those promulgated by the California Department of Health Services, and standards set by the International Organization for Standardization, or ISO. We are currently certified to the ISO 13485:2003 quality standard. In 2009, we received certification authorizing CE Marking of our Cardius® XPO and 2020tc family of gamma cameras, as well as U.S. Food and Drug Administration (FDA) 510(k) clearance for our new Cardius® X-ACT camera. The X-ACT camera utilizes a patent pending x-ray technology to provide attenuation correction information for the SPECT reconstruction. In 2010, we received FDA 510(k) clearance for our new Ergo LFOV General Purpose Imager. And in 2011, we received certification authorizing CE Marking of our Ergo imaging system. The CE Mark is a requirement for selling in many international markets.

Competition

The medical device industry, including the market for nuclear and ultrasound imaging systems and services, is highly competitive. Our business in the private practice and hospital sectors continues to face the challenge of a decline in demand for nuclear imaging equipment and services, which we believe reflects in part, the impact of the Deficit Reduction Act on the reimbursement environment and the 2010 Healthcare Reform laws, decline in the overall economy and competition from competing imaging modalities, such as CT (computed tomography) angiography, PET (positron emission tomography), and hybrid technologies. We believe that the principal competitive factors in our market include acceptance by physicians, budget availability, qualification for reimbursement, pricing, ease-of-use, reliability and mobility.

In providing DIS lease services, we compete against many smaller local and regional nuclear and/or ultrasound providers, often owner-operators. The fixed-installation operators often utilize used equipment and the mobile operators may use older Digirad single-head cameras or newer dual-head cameras. We are the only mobile provider with its own exclusive source of triple-head mobile systems. Some competing operators place new or used cameras into physician offices and then provide the staffing, supplies and other support as an alternative to a DIS lease. In addition, we compete against imaging centers that install fixed nuclear gamma cameras and make them available to referring physicians in their geographic vicinity. In these cases, the physician sends his/her patients to the imaging center for service.

In selling our imaging systems, we compete against several large medical device manufacturers who offer a full line of imaging cameras for each diagnostic imaging technology, including x-ray, MRI, CT, ultrasound, nuclear medicine, or SPECT/CT and PET/CT hybrid imagers. The existing nuclear imaging systems sold by these competitors have been in use for a longer period of time than our products and are more widely recognized and used by physicians and hospitals for nuclear imaging; however, they are generally not solid-state, light-weight, as flexible and portable. Additionally, certain medical device companies have developed solid-state gamma cameras which may directly compete with our product offerings. Many of the larger multi-modality competitors enjoy significant competitive advantages over us, including greater name recognition, greater financial and technical resources, established relationships with healthcare professionals, broader distribution networks, more resources for product development and marketing and sales and have the ability to bundle products to offer discounts.

Sales

We maintain two sales organizations, which operate independently: Product sales and DIS sales. The sales teams work together to ensure that our customers make the right decisions in purchasing a gamma camera or utilizing our personnel and equipment leasing service. DIS sales teams are aligned with the eight geographic areas we have established in order to better serve local market needs. Our nuclear and ultrasound imaging business currently has two Vice Presidents of Sales and Operations that oversee four areas each. Each area has a dedicated and local business director who is responsible for the needs of our customers in that area and who has local P&L responsibility. DIS expects to increase market penetration by executing new quantitative profiling approaches to identifying suitable physician practices and by expanding the breadth of available imaging services in select markets to include nuclear medicine, echocardiography, and vascular and general ultrasound scans. The Product team is divided into eight territories, each managed by a Product Sales Manager (PSM). The PSMs sell directly to physicians, clinics and hospital customers and work closely with distributors in some of the regions. They currently focus on hospitals, cardiology practices, and large primary care multi-specialty groups.

Research and Development

As of December 31, 2010, our research and development staff consisted of 12 full-time employees plus part-time employees and consultants. We have a long and extensive commitment to research and development, including an established history in developing innovative solid-state gamma cameras. We have an established core competency in the development of silicon photodiodes and related scintillator assemblies, signal processing electronics and image processing software, which are the core technologies of our gamma cameras. In 2009, we received U.S. Food and Drug Administration (FDA) 510(k) clearance for our new Cardius® X-ACT camera. The X-ACT camera utilizes a patent pending x-ray technology to provide attenuation correction information for the SPECT reconstruction. In 2010, we received FDA 510(k) clearance for our new ergo LFOV General Purpose Imager.

Our research and development efforts are primarily focused in the near term on developing further enhancements to our existing products as well as developing our next generation products. Our objective is to increase the image quality, sensitivity and reliability of our imaging systems. Our research and development expense was $2.9 million, $3.4 million, and $2.8 million in 2010, 2009, and 2008, respectively.

Government Regulation

We and our medical professional customers must comply with a mosaic of federal and state laws and regulations. Violations of such laws and regulations can be punishable by criminal, civil, and/or administrative sanctions, including, in some instances, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid. Federal and state governmental agencies are continuing heightened enforcement efforts in the healthcare industry, and whistleblower cases are becoming more common. Accordingly, we maintain a vigorous compliance program and a hotline that permits our personnel to report violations while remaining anonymous, if they wish. Our compliance committee, consisting of senior management, other select employees and our Compliance Officer, meets regularly to provide oversight of our compliance initiatives. We also conduct periodic audits to help ensure compliance with applicable laws.

The following is a summary of some of the laws and regulations governing our business:

•

Anti-Kickback Laws. The Medicare/Medicaid Patient Protection Act of 1987, as amended, which is commonly referred to as the Anti-Kickback Statute, prohibits us from knowingly and willingly offering, paying, soliciting, or receiving any form of remuneration in return for the referral of items or services, or to purchase, lease, order or arrange for or recommend purchasing, leasing, or ordering any good, facility service or item, for which payment may be made under a federal healthcare program. Violation of the federal anti-kickback law is a felony, punishable by criminal fines and imprisonment, or both, and can result in civil penalties and exclusion from participation in healthcare programs such as Medicare and Medicaid. Many states have adopted similar statutes prohibiting payments intended to induce referrals of products or services paid by Medicaid or other nongovernmental third-party payors.

•

Physician Self-Referral Laws. Federal regulations commonly referred to as the “Stark Law” prohibit physician referrals of Medicare or Medicaid patients to an entity for certain designated health services if the physician or an immediate family member has an indirect or direct financial relationship with the entity, unless a statutory exception applies. We believe that referrals made by our physician customers are eligible to qualify for the “in-office ancillary services” exception to the Stark Law, provided that the services are provided or supervised by the physician or a member of his or her “Group Practice,” as that term is defined under the law, the services are performed in the same building in which the physicians regularly practice medicine, and the services are billed by or for the supervising physician or Group Practice. Violations of the Stark Law may lead to the imposition of penalties and fines, the exclusion from participation in federal healthcare programs, and liability under the federal False Claims Act and its whistleblower provisions. Many states have adopted similar statutes prohibiting self-referral arrangements that cover all patients and not just Medicare and Medicaid patients.

•

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

•

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

•

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

•

Pharmaceutical Regulation. Federal and state agencies, including the FDA and state pharmacy boards, regulate the radiopharmaceuticals used in our DIS business. These agencies administer laws governing the manufacturing, sale, distribution, use, administration, prescribing, and dispensing of drugs. Some of our activities may be deemed by relevant agencies to require additional permits or licensure that we currently do not possess.

•

Radioactive Materials Laws. We must maintain licensure under, and comply with, federal and state radioactive materials laws, or RAM laws. RAM laws require, among other things, that radioactive materials are used by, or that their use be supervised by, individuals with specified training, expertise, and credentials and include specific provisions applicable to the medical use of radioactive materials. In our case, the authorized user must be a physician with training and expertise in the use of radioactive materials for diagnostic purposes. We have entered into contracts with qualified physicians in each of our regions to serve as authorized users. Because our physician customers in our lease services business are not licensees, and in most cases are not qualified to serve as authorized users, they perform nuclear medicine procedures as “supervised persons.”

Intellectual Property

We rely on a combination of patent, trademark, copyright, trade secret, and other intellectual property laws, nondisclosure agreements, and other measures to protect our intellectual property. We require our employees, consultants, and advisors to execute confidentiality agreements and to agree to disclose and assign to us all inventions conceived during the work day, using our property, or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.

Patents

We have developed a patent portfolio that covers our overall products, components and processes. As of December 31, 2010, we had 35 issued U.S. patents and 9 pending U.S. patent applications. The issued and pending patents cover, among other things, aspects of solid-state radiation detectors including our photodiodes, signal processing, and system configuration. Our issued patents expire between December 23, 2014 and October 20, 2029. We have multiple patents covering unique aspects and improvements for many of our products. We have entered into a royalty-bearing license for one U.S. patent with a third party, where we are the licensee, for exclusive use in nuclear imaging (subject to certain reservation of rights by the U.S. Government). In addition to our solid-state detector and photodiode technology patents, we hold specific patents for an alternative solid-state method using Cadmium Zinc Telluride that we previously pursued for use in gamma cameras. While each of our patents applies to nuclear medicine, many also apply to the construction of area detectors for other types of medical imagers and imaging methods.

Trademarks

As of December 31, 2010, we hold trademark registrations in the United States for the following marks: 2020tc IMAGER®, Digirad®, DigiServ®, Cardius®, SPECTour®, SPECTpak Plus®, Solidium® , and DigiTech®, We have obtained and sought trademark protection for some of these listed marks in the European Union and Japan.

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

The scopes of coverage and payment policies vary among third-party private payors. For example, some payors will not reimburse a provider unless the provider has a contract with the payor, and in many instances such payors will not enter into such contracts without the approval of a third party “radiology benefit manager” (or RBM) that the payor compensates based on reducing the payor’s imaging expense. Other payors prohibit reimbursement unless physicians own or lease our cameras on a full-time basis, or meet certain accreditation or privileging standards. Such payor requirements and limitations can significantly restrict the types of business models we can successfully utilize.

Medicare reimbursement rules are subject to annual changes that may affect payment for services that our customers provide. For instance, only Congressional action has prevented the implementation of an over 30% cut in all Medicare reimbursements and this threat still lingers over the Medicare system and the potential cut grows larger every year.

In addition, Congress has passed healthcare reform proposals that are intended to expand the availability of healthcare coverage and reduce the growth in healthcare spending in the U.S. Many of these laws impact the services that our customers provide. For instance, the law has established an independent body that will have the power to recommend and mandate reimbursement levels for various healthcare services, including the imaging services we provide. An eventual outcome of these healthcare reform laws is expected changes, currently unspecified, in reimbursements and we will have to adapt to these changes. We are unable at this time to predict the full impact of health care reform on the diagnostic radiology services that our customers provide.

Medicare reimbursement rules impose many standards and policies on the payment of services that our customers provide. For instance, starting in 2012, physicians billing for the technical component of nuclear imaging tests must be accredited by a government-approved independent accreditation body and many private payors are adopting similar requirements. We have made available to our customer a service to assist them in obtaining and maintaining the required accreditation. We believe we have structured our contracts in a manner that allows our customers to seek reimbursement from third-party payors in compliance with the law. Our physician customers typically bill for both the technical and professional components of the tests. Assuming they meet certain requirements including, but not limited to, performing and documenting bona fide interpretations and providing the requisite supervision of the non-physician personnel performing the tests, they may bill and be paid by Medicare. If the failure to comply is deemed to be “knowing” or “willful,” the government could seek to impose fines or penalties, and we may be required to restructure our agreements and/or respond to any resultant claims by such customers or the government. Our hospital customers typically seek reimbursement by Medicare for outpatient services under the Medicare Hospital Outpatient Prospective Payment System.

Employees

As of December 31, 2010, we had a total of 349 full time employees, of which 232 were employed in clinical and regulatory positions, 57 in operations roles, 24 in general and administrative functions, 24 in marketing and sales and 12 in research and development. We had a total of 247 employees in our DIS subsidiary. We have not experienced any work stoppages and consider our employee relations to be good.

Inflation

We believe that inflation has not had a material effect on our results of operations.

Availability of Public Reports

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

Executive Officers of the Registrant

Name	Age	Position
Todd P. Clyde	42	President, Chief Executive Officer and Director
Richard B. Slansky	53	Chief Financial Officer
Randy L. Weatherhead	57	Senior Vice President, Sales and Marketing
Virgil J. Lott	52	Senior Vice President, Operations

Todd P. Clyde has served as a member of our Board of Directors and as our President and Chief Executive Officer since October 2008. Mr. Clyde previously served as our Executive Vice President and Chief Financial Officer from December 2007 through October 2008; and as our Chief Financial Officer and Senior Vice President from January 2006 through December 2007. He joined us in November 2002 as the Chief Financial Officer. From January 2002 to November 2002, Mr. Clyde was Chief Financial Officer at Del Mar Database, Inc., a software company developing products for the mortgage lending industry. From March 2000 to October 2001, Mr. Clyde was Vice President and Controller at Verance Corporation, a digital information tracking and security company. From October 1997 to March 2000, Mr. Clyde was Vice President and Division Controller at I-Bus/Phoenix, a division of Maxwell Technologies, Inc., a manufacturer of customized industrial computing products for the telephony industry. Prior to this, he was a senior auditor at Ernst & Young, LLP, an international public accounting firm. Mr. Clyde received his bachelor’s degree in accounting and his Masters of Accountancy from Brigham Young University in 1994.

Richard B. Slansky joined us in March 2009 as Chief Financial Officer. Mr. Slansky was President, Chief Financial Officer, Director, and Corporate Secretary of SpaceDev Inc., a publicly held space technology and aerospace company. Mr. Slansky joined SpaceDev Inc. in February 2003 as Chief Financial Officer and Corporate Secretary. In November 2004, Mr. Slansky was appointed as President and Director of SpaceDev Inc. Mr. Slansky served as interim Chief Executive Officer, interim Chief Financial Officer, and Director for Quick Strike Resources, Inc., an IT training, services, and consulting firm, from July 2002 to February 2003. From May 2000 to July 2002, Mr. Slansky served as Chief Financial Officer, Vice President of Finance, Administration and Operations, and Corporate Secretary for Path 1 Network Technologies Inc., a public company focused on merging broadcast and cable quality video transport with IP networks. Mr. Slansky earned a bachelor’s degree in economics and science from the University of Pennsylvania’s Wharton School of Business and a master’s degree in business administration with a concentration in finance and accounting from the University of Arizona.

Randy L. Weatherhead has served as Senior Vice President, Sales and Marketing since January 2006. He joined Digirad as Vice President of Marketing in August of 2005. Prior to coming to Digirad, he served for nearly eight years as Global Vice President at Siemens Medical Systems Nuclear Medicine, a medical imaging products company, and PET Products, a medical imaging products company. From November 1974 to October

1986, he was Director of Marketing for Technicare, a Johnson and Johnson company, and before that, held senior sales and marketing positions with a number of companies that specialized in medical imaging, including ONI in Wilmington, MA, Sopha Medical Systems, formerly of Columbia, MD, and ADAC Laboratories (now Philips) in Milpitas, CA. Mr. Weatherhead received certifications in x-ray technology and nuclear medicine technology from E.W. Sparrow Hospital in Lansing, Michigan and from Duke University Medical Center in Durham, North Carolina, respectively.

Virgil Lott became our Senior Vice President, Operations in October of 2009. His prior positions at Digirad included Vice President of Customer Service and Operations from June 2006 to October 2009 as well as Director of Customer Service from February 2006 to June 2006. Mr. Lott has been in medical imaging field service for over 25 years, both as a field service engineer and in various field service management positions. Prior to coming to Digirad, he was the Vice President of Field Service at BC Technical; a multi-vendor service company, from April 2005 to February 2006. He also held several management positions at Philips Medical Systems and ADAC Laboratories from 1983 to May 2005 including; Region Service Manager, Director of PET Customer Service, and National Installations Manager. Mr. Lott received training in electronics from the US Army and Electronic Design Engineering Technology from Capitol Radio Engineering Institute. He also holds a bachelor of science degree in business administration from California Coast University.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business and Industry

Our revenues may decline further due to reductions in Medicare reimbursement rates.

The success of our business is largely dependent upon our medical professional customers’ ability to provide diagnostic imaging care to their patients in an economically sustainable manner, either through the purchase of our imaging systems or using our lease services, or both. Our customers are directly impacted by changes (decreases and increases) in governmental and private payor reimbursements for diagnostic imaging. Although we are not directly impacted by changes in reimbursements, we make every effort to act as business partners with our physician customers, e.g., in 2010, we proactively adjusted the fair market value of our personnel and equipment leasing services due to the dramatic reimbursement declines that they were facing. Although Medicare/Medicaid reimbursement for the imaging modalities that we offer increased slightly in 2011 in the physician office setting, this occurred only after a significant decline in ultrasound reimbursements in 2009 (phased over the next four years) and a significant decline in nuclear reimbursements in 2010. Current reimbursement has not yet been restored to prior levels. Private payors often follow the lead of Medicare/Medicaid with respect to reimbursement criteria and payment levels. This causes greater pricing pressure on our lease services and influences buying decisions of our individual physician product customers. Hospital reimbursements, however, have remained higher and our newer imaging systems are better targeted to serve this expanding market. Only a small portion of our DIS business segment operates in the hospital market.

Further cuts in reimbursements could significantly impact the viability of in-office imaging performed by independent physicians. The uncertainty surrounding this issue and the historical decline in reimbursements has resulted in cancellations of imaging days in our personnel and equipment lease services business and the delay of purchase and lease decisions by our existing and prospective customers in our product sales business. Additional declines in Medicare/Medicaid reimbursement for our relevant diagnostic imaging modalities are possible due to the threatened implementation of the federal sustainable growth factor (SGR). The SGR is part of the relative value unit (RVU), a formula that was enacted by Congress as part of the Balanced Budget Act of 1997 to control the cost of the Medicare program. It applies to all health services paid for by Medicare, not just diagnostic imaging. The application of the SGR has been delayed by Congress for many years and most recently, Congressional action has delayed it again until January 1, 2012. If Congress allows the SGR to go into effect in 2012, all Medicare codes could incur a reimbursement reduction of approximately 31%. Though Congressional leadership has said they will address this issue in the second quarter of 2011 with a more long-term solution and

President Obama is proposing a deferral until 2013 in his current budget proposal, there is no assurance the issue will be favorably resolved, and if not favorably resolved, it could have a material adverse impact on our business.

Our revenues may decline further due to changes in diagnostic imaging regulations and use of third parties by private payors to drive down imaging volumes.

Nuclear medicine is a “designated health service” under the federal physician self-referral prohibition law known as the “Stark Law,” which states that a physician may not refer designated health services to an entity with which the physician or an immediate family member has a financial relationship, unless a statutory exception applies. Our business model and lease agreements are structured to enable our physician customers to meet the statutory in-office ancillary services (IOAS) exception to the Stark Law allowing them to perform nuclear diagnostic imaging services on their patients in the convenience of their own office. From time-to-time, the Centers for Medicare and Medicaid Services (CMS) and Congress have proposed to modify the IOAS to further limit or eliminate this exception. Various lobbying organizations are pushing for, and the Medicare Payment Advisory Commission (MedPAC) is actively discussing, limiting the availability of the IOAS exception in order to reduce federal healthcare costs. The outcome of these efforts and discussions is uncertain at this time; however, the limitation or elimination of the IOAS exception could significantly impact our DIS business segment as currently structured.

Our customers who perform imaging services in their office also experience the continuing efforts by some private insurance companies to reduce healthcare expenditures by hiring radiology benefit managers (RBM) to help them manage and limit imaging. The federal government has also set aside monies in the 2009 recession recovery acts to hire RBM’s to provide image management services to Medicare/Medicaid. An RBM is an unregulated entity that performs various functions for private payors and managed care organizations depending on what they have been contracted to perform. RBM activities can include pre-authorization for imaging procedures, setting and enforcing standards approving which contracted physicians can perform the services, such as requiring even the most experienced and highly qualified cardiologists to obtain additional board certifications or interfering with the financial decision of the private practitioner by requiring them to own their own imaging system and not allowing them to lease the system. The RBM’s often do not provide written documentation of their decisions or an appeals process, leaving leasing physicians unable to challenge RBM decisions with the carrier or the state insurance department. Some efforts are being made to address certain RBM issues, for example, the New York State Attorney General recently entered into a settlement requiring an RBM (based and operating in New York State) to buy out its owners in the state who own imaging centers because it created a conflict of interest in their decisions to deny authorization for competing physicians to provide imaging services; and, New York is requiring the RBM to establish an appeals process. However, unregulated RBM activities have and could continue to adversely affect our physician customers’ ability to receive reimbursement, therefore impacting our customers’ decision to utilize our DIS leasing services.

Our manufacturing operations are highly dependent upon the availability of certain third-party suppliers, thereby making us vulnerable to supply problems that could harm our business.

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

In late 2010, the sole supplier of a key component of our gamma cameras informed us that they were going to cease production of our critical component. We currently have an inventory supply of that key component that we expect will last until mid-2011 and are working with an alternative supplier to come online as soon as practicable. We expect to receive an ample supply of the component before our existing inventory quantity is extinguished; however, there is no guarantee that the supplier will provide the key component and if supplied, would be of the quality and yield specified. Although we believe this vendor will perform satisfactorily, we have developed and are pursuing alternative vendor solutions to the critical component shortage. If the key component is not available when we need it, it could adversely impact our production capability and therefore negatively impact our financial condition.

Our lease operations are highly dependent upon the availability of certain radiopharmaceuticals, thereby making us vulnerable to supply problems and price fluctuations that could harm our business.

Our personnel and equipment leasing service involves the use of radiopharmaceuticals. There were significant disruptions in the international supply of these radiopharmaceuticals in parts of 2009 and 2010, which caused us to cancel services that would have otherwise been provided and this has adversely affected our financial condition. Although the two major nuclear reactors supplying medical radiopharmaceuticals worldwide came back on-line at the end of the third quarter of 2010, there is no guarantee that they will remain in good repair. If we are unable to obtain an adequate supply of the necessary radiopharmaceuticals, we may be unable to lease our personnel and equipment through our in-office service operations, or the volume of our services could decline and our business may be further harmed. Shortages can also cause price increases that may not be accounted for in third party reimbursement rates, thereby causing us to lose margin or require us to pass increases on to customers.

Our business is not widely diversified.

Although we have a strategic initiative to expand our product line into general nuclear imaging with our ergo™ imaging system, which is primarily geared toward the hospital marketplace; historically, we have sold our products and leased our imaging systems and personnel primarily into the cardiac nuclear and ultrasound imaging private practice markets. We may not be able to leverage our assets and technology to diversify our products and services in order to generate revenue beyond the cardiac nuclear and ultrasound imaging private practice markets. If we are unable to diversify our product and service offerings, our financial condition may suffer.

We compete against businesses that have greater resources and different competitive strengths.

The market for cardiac nuclear imaging cameras is limited and continues to decrease. Our competition has greater resources and a more diverse product offering than we do. Some of our competitors enjoy significant advantages over us, including greater name recognition, greater financial and technical resources, established relationships with healthcare professionals, larger distribution networks, and greater resources for product development, as well as more extensive marketing and sales resources. Additionally, certain medical device companies have developed alternative portable cameras that directly compete with our product offerings. If we are unable to expand our current market share, our revenues could decline.

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

Our future growth and ability to generate profits depends, in part, upon our ability to identify, hire, and retain nuclear medicine technologists, cardiographic stress technicians, and ultrasound stenographers, particularly those with multiple certifications in ultrasound modalities. The inability to retain such employees could diminish the knowledge and experience that we, as an organization, possess and might delay or prevent the achievement of our objectives. Hiring qualified technical personnel may be difficult due to the limited number of qualified candidates and the competition for these types of employees. Furthermore, we have historically suffered high employee turnover in regards to imaging technicians. If we are unable to consistently manage employee turnover, our business and financial condition may be adversely affected.

Our quarterly and annual financial results are difficult to predict and are likely to fluctuate from period to period.

We have historically experienced seasonality in our personnel and equipment leasing services business, and recent volatility due to the changing health care environment, the variable supply of radio-pharmaceuticals, and the downturn in the U.S. economy. While our physicians are obligated to pay us for all lease days to which they have committed, our contracts permit some flexibility in scheduling when services are to be performed. We cannot predict with certainty the degree to which seasonal circumstances such as the summer slowdown, winter holiday vacations and weather conditions may affect the results of our operations. We have also experienced fluctuations in demand of our cardiac nuclear gamma cameras due to economic conditions, capital budget availability, or other financial or business reasons. In addition, due to the way that customers in our target markets acquire our products, a large percentage of our camera orders are booked during the last month of each quarterly accounting period. As such, a delivery delay of only a few days may significantly impact our quarter-to-quarter comparisons. Moreover, the sales cycle in our Product segment for cameras is typically lengthy, which may cause us to experience significant revenue fluctuations. For these reasons, quarterly and annual sales and operating results may vary in the future. Therefore, period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Because of these and other factors, our operating results in one or more future reporting periods may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline significantly.

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

We are directly, or indirectly through our physician customers, subject to extensive regulation by both the federal government and the states in which we conduct our business, including: the federal Medicare and Medicaid anti-kickback laws and other Medicare laws, regulations, rules, manual provisions, and policies that prescribe the requirements for coverage and payment for services performed by us and our physician customers; the federal False Claims statutes; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended in 2009 under the HITECH Act that places direct legal obligations and higher liability on us with respect to the security and handling of personal health information; the Stark Law; the federal Food, Drug and Cosmetic Act; federal and state radioactive materials laws; state food and drug and pharmacy laws and regulations; state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians; state scope-of-practice laws; and federal rules prohibiting the mark-up of diagnostic tests to Medicare under certain circumstances. If our physician customers are unable or unwilling to comply with these statutes, regulations, rules, and policies, utilization rates of our services and products could decline and our business could be harmed. Additionally, new government mandates will require us to provide a certain baseline of health benefits and premium contribution for our employees and their families or pay governmental penalties. Some of these costs are not tax deductible. We have opted to provide this coverage to our employee base in order to maintain retention of qualified medical technicians and other professionals rather than plan to pay penalties to the government. Either option will result in additional costs to us and could negatively impact our cash reserves.

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

Our manufacturing operations, research and development activities and executive offices are located in a single facility in Poway, California, near known fire areas and earthquake fault zones. Any future natural disaster could cause substantial delays in our operations, damage to our manufacturing equipment, research and development efforts and inventory, and cause us to incur additional expenses. Although we have taken precautions to insure our facilities and continuing operations, as well as provide for offsite back-up of our information systems, this may not be adequate to cover our losses in any particular case. A disaster could significantly harm our business and results of operations.

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

Our restated certificate of incorporation and restated bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock, and adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. The rights issued pursuant to our Stockholder Rights Plan will become exercisable, subject to certain exceptions, the tenth day after a person or group announces acquisition of 20% or more of our common stock or announces commencement of a tender or exchange offer, the consummation of which would result in ownership by the person or group of 20% or more of our common stock. In addition, as a Delaware corporation, we are subject to Delaware law, including Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder unless certain specific requirements are met as set forth in Section 203. These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our DIS and Product segment operations are headquartered in an approximately 47,000 square foot facility in Poway, California that is leased to us until February 2016. We believe that our existing facility is adequate for our current needs. In addition, DIS leases approximately 29 small hub locations in the various states in which we operate, which primarily house our fleet of cameras and vans. The lease terms typically range between two and four years.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the NASDAQ National Market since June 10, 2004 under the symbol DRAD. Prior to such time, there was no public market for our common stock. The following table sets forth the high and low closing sales prices for our common stock as reported on the NASDAQ National Market for the periods indicated.

Year Ended December 31, 2010	High	Low
First Quarter	$2.16	$1.83
Second Quarter	2.49	2.01
Third Quarter	2.13	1.74
Fourth Quarter	2.23	1.88

Year Ended December 31, 2009	High	Low
First Quarter	$1.10	$0.64
Second Quarter	1.60	1.08
Third Quarter	2.99	1.18
Fourth Quarter	2.81	1.88

As of February 28, 2010, there were approximately 207 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

None.

Repurchases of Equity Securities

On February 4, 2009, our Board of Directors approved a stock repurchase program whereby we may, from time to time, purchase up to $2.0 million worth of our common stock in the open market, in privately negotiated transactions or otherwise, at prices that we deem appropriate. The plan has no expiration date. The timing of stock repurchases and the number of shares of common stock to be repurchased has been and will be made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The timing and extent of the repurchase will depend upon market conditions, applicable legal and contractual requirements, and other factors. Through December 31, 2010, we had repurchased 573,218 shares of its common stock at a cost of approximately $1.0 million.

Details of purchases made during the years ended December 31, 2010 and 2009 are as follows:

	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
Period:
February 4, 2009 – February 28, 2009	8,700	$0.98	8,700	$1,991,474
March 1, 2009 – March 31, 2009	2,600	0.99	11,300	1,988,900
May 1, 2009 – May 31, 2009	183,500	1.26	194,800	1,758,352
June 1, 2009 – September 30, 2009	14,300	1.25	209,100	1,740,438
July 1, 2009 – July 31, 2009	33,200	2.14	242,300	1,669,307
August 1, 2009 – August 31, 2009	192,918	2.02	435,218	1,279,640
September 1, 2009 – September 30, 2009	14,000	2.11	449,218	1,250,085
November 1, 2009 – November 30, 2009	93,200	2.28	542,418	1,037,627
December 1, 2009 – December 31, 2009	5,000	2.38	547,418	1,025,739
February 1, 2010 – February 28, 2010	25,800	1.91	573,218	976,571

As of December 31, 2010:	573,218	$1.79	573,218	$976,571

In addition to the above purchases, John Sayward, a member of our Board of Directors and an affiliated purchaser as defined in Rule 10b-18(a)(3), purchased 20,000 shares of common stock in the open market at an average price of $1.02 per share in February 2009.

Equity Compensation Plans Information

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2010 (the “Proxy Statement”), and is incorporated in this report by reference.

Stock Performance Graph

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC or “Soliciting Material” under the Exchange Act, or subject to Regulation 14A or 14C, or to liabilities of Section 18 of the Exchange Act except to the extent we specifically request that such information be treated as soliciting material or to the extent we specifically incorporate this information by reference.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Stock Market Index and the NASDAQ Medical Equipment Index. The period shown commences on December 31, 2005 and ends on December 31, 2010, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 2005, and the reinvestment of any dividends, if any. The comparisons shown in the graph below are based upon historical data.

The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 2010

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and related disclosures and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. Amounts are presented in thousands, except per share amounts.

	Years Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Revenues:
DIS	$39,542	$52,318	$56,204	$52,440	$49,614
Product	16,641	17,278	24,154	21,507	22,312

Total revenues	56,183	69,596	80,358	73,947	71,926
Cost of revenues:
DIS	32,561	38,476	44,697	39,520	37,675
Product	11,618	10,895	15,590	13,909	15,192

Total cost of revenues	44,179	49,371	60,287	53,429	52,867

Gross profit	12,004	20,225	20,071	20,518	19,059
Operating expenses:
Research and development	2,875	3,360	2,764	3,072	3,894
Marketing and sales	5,922	6,977	8,554	7,670	8,827
General and administrative	9,007	8,921	11,805	11,920	14,535
Amortization and impairment of intangible assets	435	590	798	697	27
Restructuring loss	355	319	1,308	—	—
Goodwill impairment loss	—	—	2,466	—	—

Total operating expenses	18,594	20,167	27,695	23,359	27,283

Income (loss) from operations	(6,590)	58	(7,624)	(2,841)	(8,224)
Other income, net	376	550	759	1,465	1,934

Net income (loss)	$(6,214)	$608	$(6,865)	$(1,376)	$(6,290)

Net income (loss) per share:
Basic and diluted	$(0.33)	$0.03	$(0.36)	$(0.07)	$(0.34)

Shares used in per share calculations:
Basic	18,774	18,836	18,955	18,845	18,761

Diluted	18,774	19,320	18,955	18,845	18,761

	As of December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash, cash equivalents and securities	$30,247	$31,810	$28,284	$31,662	$44,326
Working capital	35,973	37,826	33,650	33,905	45,788
Total assets	52,421	58,689	61,195	69,015	69,277
Total debt	—	—	106	213	368
Total stockholders’ equity	43,959	49,389	48,959	55,247	55,445

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading developer and manufacturer of medical diagnostic imaging systems including solid-state gamma cameras for nuclear cardiology and general nuclear medicine applications. We also are one of the largest national providers of in-office nuclear cardiology imaging and ultrasound services to physician practices, hospitals and imaging centers through our Digirad Imaging Solutions (“DIS”) business segment. We designed and commercialized the first solid-state nuclear gamma camera for the detection of cardiovascular disease and other medical conditions. Our imaging systems are sold in both portable and fixed configurations, and provide enhanced operability, improved patient comfort and, in the case of our triple-headed Cardius® 3 XPO system, shorter image acquisition time when compared to traditional vacuum tube cameras or our single or dual headed cameras. Our nuclear cameras fit easily into floor spaces as small as seven feet by eight feet and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting or within multiple departments of a hospital, (e.g., emergency and operating rooms).

We generate revenues within two primary operating segments: DIS (our personnel and equipment leasing service business) and our Product segment. Through DIS, we offer a comprehensive personnel and equipment leasing services program as an alternative to purchasing a gamma camera or ultrasound equipment for physicians who wish to perform nuclear imaging, echocardiography, vascular ultrasound, or any combination of these procedures in their offices by leasing the imaging system, certified personnel and other support required to perform imaging in the physician’s office. The flexibility of our products and our DIS leasing service allows physicians more control over the diagnosis and treatment of their patients in their offices and to retain revenue from procedures they would otherwise refer elsewhere. DIS leasing services are primarily provided to cardiologists, internal medicine physicians and family practice doctors who enter into annual contracts for personnel and equipment services delivered on a per-day basis. Our typical lease contracts provide service coverage ranging from once per month to five times per week. We experience some seasonality in our DIS business related to vacations, holidays and inclement weather. We have been experiencing a significant market change due to the decline in reimbursements to our physicians and the uncertainty with healthcare legislation. This market change may require further adjustments to our business model in order for our physician customers and us to maintain a viable economic model. Our Product revenue results primarily from selling solid-state gamma cameras and camera maintenance contracts. We sell our imaging systems to physician offices, hospitals, and imaging centers primarily in the United States, although we have sold a small number of imaging systems internationally. In order to address an industry need for an attenuation correction solution and as part of our product roadmap, we introduced a new product in 2009 called our Cardius® X-ACT camera, which is a rapid cardiac SPECT/VCT imager. The Cardius® X-ACT camera is positioned more toward the hospital and larger cardiology practices. In June 2010, we expanded our product line further and introduced our new ergo™ general purpose portable imaging system, which is targeted to hospital customers.

Our Market

The target market for our products and services is comprised of cardiologists, internal medicine physicians, family practice physicians, and hospitals in the United States that perform or could perform nuclear cardiac and ultrasound procedures. As of December 31, 2010, we have provided imaging services through DIS to more than

1,100 physicians and physician groups. We have sold over 670 cameras through our Product segment. More than half of our DIS nuclear and ultrasound imaging customers are internal medicine physicians or other primary care practitioners, and the remainder are primarily cardiologists. Our market has been negatively affected, particularly in 2010, by lower physician reimbursements from CMS (“Center for Medicare and Medicaid Services”) and third party providers for the codes under which our physician customers bill for our services, pricing pressures, decreases in radiopharmaceutical isotope supplies and continuing efforts by some third party payers to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications. We have been and will continue to address these market pressures by introducing new products, such as our Cardius® X-ACT and ergo™ imaging systems and modifying our DIS business model. We anticipate introducing other new products and services in 2011 and beyond.

Trends and Drivers

The medical device industry, including the market for nuclear and ultrasound imaging systems and services, is highly competitive. Our business continues to be affected by many factors, including generally declining healthcare reimbursement rates for cardiac imaging procedures (although reimbursement for nuclear imaging increased in 2011, it did not offset the declines in 2010), competition from alternative imaging modalities such as positron emission tomography (PET) and computed tomography (CT) angiography, competition from other small owner-operated mobile nuclear imaging providers, declining average selling prices for our product offerings and general uncertainty in the healthcare marketplace. We expect most of these trends to continue in the foreseeable future. In 2009, we began to experience a decline in demand for our cameras, partially due to very limited hospital and physician group capital budgets, in addition to uncertainties related to upcoming changes in healthcare regulations and economic conditions. This trend continued throughout 2010 and we believe will continue to some extent into 2011.

Our physician customers incurred a significant decrease in reimbursement on January 1, 2010 from CMS and third party providers for the codes under which our physician customers bill for our services, which has impacted their businesses (reduced the profitability of our services) and our business (reduced the number of days that we scanned and reduced the price that we charge for a day of service). Furthermore, the severe winter weather in the east and midwest reduced the number of scan days in the first quarter of 2010 and the worldwide medical radiopharmaceutical shortage reduced the number of scan days in the second and third quarters of 2010. Also, the uncertainty over the enactment of future legislation that may impact reimbursement rates continues to linger and cause concern with our physician customers. We are building and modifying our business model to adapt to environmental and regulatory changes in the healthcare marketplace.

In our Product segment, we continue to build on past Product segment achievements by introducing new products targeted specifically at the larger physician practices and hospital marketplace. In 2009, we received U.S. Food and Drug Administration (FDA) 510(k) clearance for our new Cardius® X-ACT imaging system. Also in 2009, we introduced a new product called c*pax, a complete on-line fee-per-study cardiovascular information system, as a potential add-on companion for any of our nuclear cameras or ultrasound equipment. In 2010, we introduced our new ergo™ general purpose portable imaging system, which is targeted to hospital customers. The ergo™ system is designed to take images of the inside of a patient’s body using radioactive isotopes. The ergo™ system can be moved around the hospital so patients who cannot be taken to a nuclear medicine department can still be scanned. It includes a detector with a 12.5-inch-by-15.5-inch field of view, which is large enough to scan lungs and other organs larger than the heart. It is our first nuclear imaging camera not exclusively focused on cardiology. We believe our ergo™ imaging system will allow is to expand into new and growing market segments.

2010 Financial Highlights

Our consolidated revenues were $56.2 million for the year ended December 31, 2010, which represented a decrease of $13.4 million, or 19.3%, over the comparable prior year period primarily due to a decrease in revenue from our DIS segment. DIS revenue decreased $12.8 million, or 24.4%, due to a reduction in our daily lease fee combined with a reduction in the number of days we were able to scan for our physician customers. We reduced our daily lease fee to provide more incentive to our physician customers to continue using our services, since CMS reduced reimbursement to the physicians for our imaging procedures. Our physician customers reduced the number of days they scanned their patients, in part due to the lack of availability of radiopharmaceutical supply during 2010 and the severe winter weather in the east and midwest in the first quarter of 2010. The worldwide shortage of radiopharmaceuticals ended in August 2010 as expected, as the main reactor of medical isotopes (the Chalk River reactor in Canada) came back on-line. Additionally, Product revenues for the year ended December 31, 2010 also decreased by $0.6 million, or 3.7%, compared to the prior year period, primarily due to a reduction in the number of cameras which were sold to cardiology practices and hospitals. The number of cameras sold decreased to 34 from 45 during the year ended December 31, 2010 and 2009, respectively.

We realized a loss from operations and a net loss for the year ended December 31, 2010 as a result of decreased DIS segment gross profits, despite our efforts to reduce our operating expenses. Our consolidated net loss for the year ended December 31, 2010 was $6.2 million, compared to net income of $0.6 million during the same period in the prior year. The decline in profitability in our DIS segment was primarily attributable to a reduction in our daily lease fee, a reduction in the number of days that our physician customers scanned patients, combined with our commitment to maintain as many of our full-time dedicated clinician-employees who service our physician customers as possible. The decline in profitability in our Product segment was primarily attributable to unfavorable volume variances associated with the manufacturing of fewer cameras and an increase in our excess and obsolete inventory reserves.

Our DIS business currently operates in 19 states. For the year ended December 31, 2010, DIS operated 67 nuclear gamma cameras and 66 ultrasound imaging systems, compared to 82 nuclear gamma cameras and 66 ultrasound imaging systems during the same period in the prior year. The decrease was primarily due to a decline in the number of days our customers needed our services and our desire to maximize utilization of our equipment. We are seeking to improve our overall profitability through more efficient utilization of our fleet of gamma cameras and ultrasound equipment. In some cases, we use cameras as “back-up” cameras (which reside at our various hub locations and are used when primary cameras are in need of repair); and in other cases, we sell or move our cameras to fixed site customer locations. We measure efficiency by tracking system utilization, which is measured based on the percentage of days that our nuclear gamma cameras and ultrasound equipment are used to deliver services to customers out of the total number of days that they are available to deliver such services. System utilization decreased to 60.7% for the year ended December 31, 2010, compared to 63.9% during the same period in the prior year, primarily due to fewer scan days as discussed above.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments, the most critical of which are those related to revenue recognition and inventory valuation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

Revenue Recognition

We derive revenues primarily from providing in-office services to support the performance of cardiac imaging procedures and from selling and servicing solid-state digital gamma cameras. We recognize revenue in accordance with the authoritative guidance for revenue recognition, when all of the following four criteria are met: (i) a contract or sales arrangement exists; (ii) products have been shipped and title has transferred or services have been rendered; (iii) the price of the products or services is fixed or determinable; and (iv) collectability is reasonably assured. The timing of revenue recognition is based upon factors such as passage of title and risk of loss, the need for installation, and customer acceptance. These factors are based on the specific terms of each contract or sales arrangement.

DIS revenue is derived from the leasing of personnel and equipment for in-office nuclear and ultrasound imaging procedures. Revenue related to imaging services is recognized at the time services are performed and collection is reasonably assured. DIS services are generally billed on a per-day basis under annual contracts for nuclear imaging, which specify the number of days of service to be provided, or on a flat rate month-to-month basis for nuclear imaging.

Product revenues are generated from the sales of gamma cameras and follow-on maintenance service contracts. We generally recognize revenue upon delivery to customers. The Company also provides installation and training for camera sales in the United States. Installation and training is generally performed shortly after delivery and represents a cost which the Company accrues at the time revenue is recognized. Neither service is essential to the functionality of the product. Maintenance services are sold beyond the term of the warranty, which is generally one year from the date of purchase. Revenue from these contracts is deferred and recognized ratably over the period of the obligation and is included in Product sales.

Reserves for Doubtful Accounts and Billing Adjustments

We provide reserves for billing adjustments and doubtful accounts. We review reserves on a quarterly basis and make adjustments based on our historical experience rate and known collectability issues and disputes. We also consider our bad debt write-off history. Our estimates of collectability could be impacted by material amounts due to changed circumstances, such as a higher number of defaults or material adverse changes in a payor’s ability to meet its obligations. Within DIS, we record adjustments and credit memos that represent billing adjustments within the first 90 days subsequent to the performance of service. A provision for billing adjustments is charged against DIS revenues and a provision for doubtful accounts is charged to general and administrative expenses. Our risk of material loss is mitigated as we only have a small number of customer accounts in both DIS and Product that have receivable balances in excess of $100,000.

Inventory

We state inventories at the lower of cost (first-in, first-out) or market (net realizable value) and review our inventory balances for excess and obsolete inventory levels on a quarterly basis. Costs include material, labor and manufacturing overhead and variance costs. We rely on historical information to support our reserve and utilize management’s business judgment. We generally reserve 100% of the cost of service inventory quantities in excess of a projected 36 month demand. We reserve 100% of the cost of production inventory quantities in excess of a projected 24 month demand. Once inventory is reserved, we do not adjust the reserve balance until the inventory is sold or disposed.

Fair-value of Financial Instruments

The authoritative guidance for fair value measurements defines fair value for accounting purposes, establishes a framework for measuring fair value and provides disclosure requirements regarding fair value measurements. The guidance defines fair value as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. We have categorized our assets and liabilities measured at fair value into a three-level hierarchy in accordance with this guidance. See Note 4 for a further discussion regarding our measurement of assets and liabilities at fair value.

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

Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. When indicators of impairment exist, we perform an annual review of the carrying value of our long-lived assets to be held and used, including certain identifiable intangible assets, during the fourth quarter of each fiscal year. No impairment losses were recorded on long-lived assets during the years ended December 31, 2010 and 2009. We recorded an impairment loss of $0.1 million related to patents and trademarks no longer utilized in currently marketed products during the year ended December 31, 2008 which was included in general and administrative expenses in the consolidated statement of operations.

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

In 2008, we recorded a $2.5 million impairment loss in part due to a significant decline in our market capitalization. We determined that the implied fair value of goodwill is $0.2 million utilizing the discounted cash flow method under the income approach as well as the market approach. The impairment loss is included in the year ended December 31, 2008 loss from operations on our statement of operations. No impairment losses were recorded on goodwill during the years ended December 31, 2010 and 2009.

Restructuring

Restructuring costs are included in loss from operations on our statement of operations. Restructuring loss for the year ended December 31, 2010 is comprised of one-time termination benefits for involuntarily terminated employees, write-offs of under utilized cameras and capital equipment and obligations pertaining to an abandoned property lease. Restructuring loss for the year ended December 31, 2009 is comprised of one-time termination benefits for involuntarily terminated employees. Restructuring loss for the year ended December 31, 2008 is comprised of losses on the abandonment of property and equipment and assets held for sale, one-time termination benefits for involuntarily terminated employees, and obligations pertaining to abandoned property leases. Losses on property and equipment were recorded consistent with the Company’s accounting policy related to long-lived assets. One-time termination benefits are recorded at the time they are communicated to the affected employees. Losses on property lease obligations are recorded when the lease is abandoned.

Share-based Payments

We grant options to purchase our common stock and restricted stock units (“RSUs”) to our employees and directors under our equity compensation plans. We estimate the fair value of the stock option awards using the Black-Scholes-Merton option-pricing model on the date of grant. The fair value of RSUs is based on the stock price on the date of grant. The fair value of equity instruments that are expected to vest are recognized using the straight-line method over the requisite service period. The fair value of stock options is derived using the following assumptions, some of which are subjective by nature. The weighted-average assumptions used in the Black-Scholes-Merton model for the year ended December 31, 2010 were 6.1 years for the expected term, 65% for the expected volatility, 2.9% for the risk free rate and 0% for dividend yield. The weighted-average expected option term for 2010, 2009, and 2008 reflects the application of the simplified method, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all options. We utilized this approach as our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term. Expected volatilities are based on historical volatility of our stock. We estimated the forfeiture rate based on historical data for forfeitures and we are recognizing compensation costs only for those equity awards expected to vest. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

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

Results of Operations

The following table sets forth our results from operations, expressed as percentages of total revenues for the years ended December 31, 2010, 2009 and 2008 (in thousands, except percentages):

	Year Ended December 31,
	2010	% of 2010 Revenues	2009	% of 2009 Revenues	Change from Prior Year
					Dollars	Percent
Revenues:
DIS	$39,542	70.4%	$52,318	75.2%	$(12,776)	(24.4)%
Product	16,641	29.6%	17,278	24.8%	(637)	(3.7)%

Total revenues	56,183	100%	69,596	100%	(13,413)	(19.3)%

Total cost of revenues	44,179	78.6%	49,371	70.9%	(5,192)	(10.5)%

Gross profit	12,004	21.4%	20,225	29.1%	(8,221)	(40.6)%

Operating expenses:
Research and development	2,875	5.1%	3,360	4.8%	(485)	(14.4)%
Marketing and sales	5,922	10.5%	6,977	10.0%	(1,055)	(15.1)%
General and administrative	9,007	16.0%	8,921	12.8%	86	1.0%
Amortization of intangible assets	435	0.8%	590	0.8%	(155)	(26.3)%
Restructuring loss	355	0.6%	319	0.5%	36	11.3%

Total operating expenses	18,594	33.1%	20,167	29.0%	(1,573)	(7.8)%
Income (loss) from operations	(6,590)	(11.7)%	58	0.1%	(6,648)	(11,462.1)%

Other income	376	0.7%	550	0.8%	(174)	(31.6)%

Net income (loss)	$(6,214)	(11.1)%	$608	0.9%	$(6,822)	(1,122.0)%

	Year Ended December 31,
	2009	% of 2009 Revenues	2008	% of 2008 Revenues	Change from Prior Year
					Dollars	Percent
Revenues:
DIS	$52,318	75.2%	$56,204	69.9%	$(3,886)	(6.9)%
Product	17,278	24.8%	24,154	30.1%	(6,876)	(28.5)%

Total revenues	69,596	100%	80,358	100%	(10,762)	(13.4)%

Total cost of revenues	49,371	70.9%	60,287	75.0%	(10,916)	(18.1)%

Gross profit	20,225	29.1%	20,071	25.0%	154	0.8%

Operating expenses:
Research and development	3,360	4.8%	2,764	3.4%	596	21.6%
Marketing and sales	6,977	10.0%	8,554	10.6%	(1,577)	(18.4)%
General and administrative	8,921	12.8%	11,805	14.7%	(2,884)	(24.4)%
Amortization of intangible assets	590	0.8%	798	1.0%	(208)	(26.1)%
Restructuring loss	319	0.5%	1,308	1.6%	(989)	(75.6)%
Goodwill impairment loss	—	—	2,466	3.1%	(2,466)	(100.0)%

Total operating expenses	20,167	29.0%	27,695	34.5%	(7,528)	(27.2)%
Income (loss) from operations	58	0.1%	(7,624)	(9.5)%	7,682	100.8%

Other income	550	0.8%	759	0.9%	(209)	(27.5)%

Net income (loss)	$608	0.9%	$(6,865)	(8.5)%	$7,473	108.9%

Comparison of Years Ended December 31, 2010 and 2009

Revenues

Consolidated. Consolidated revenue was $56.2 million for the year ended December 31, 2010, which represents a decrease of $13.4 million, or 19.3%, from the prior year period, primarily as a result of a reduction in our daily lease fee, a reduction in the number of days we were able to scan for our physician customers and extremely limited isotope supply in our DIS business segment combined with lower camera sales in our Product business segment. DIS revenue accounted for 70.4% of total revenues for the year ended December 31, 2010, compared to 75.2% for prior year period. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue.

DIS. Our DIS revenue was $39.5 million for the year ended December 31, 2010, which represents a decrease of $12.8 million, or 24.4%, from the prior year period. The decrease resulted from our decision to reduce our daily lease rate at the end of the first quarter of 2010 to our physician customers in response to the anticipated decline in CMS and third party reimbursements for nuclear imaging services, along with a decrease in patient service days during the periods where supplies of radiopharmaceuticals were not available or available in short supply during 2010.

Product. Our Product revenue was $16.6 million for the year ended December 31, 2010, which represents a decrease of $0.6 million, or 3.7%, compared to the prior year period. We believe that economic factors, including the uncertainty in the credit market and a slowing economy and continued healthcare imaging reimbursement pressures resulted in decreased gamma camera sales.

Cost of Revenue and Gross Profit

Consolidated. Consolidated gross profit was $12.0 million for the year ended December 31, 2010, representing a decrease of $8.2 million, or 40.6%, compared to the prior year period. The decrease in consolidated gross profit is primarily the result of the decline in DIS and Product revenues, our commitment to maintain as many of our full-time dedicated clinician-employees as possible, the resulting impact of lower camera sales on our standard cost variances as well as an increase in excess and obsolete inventory reserves compared to the prior year period. Consolidated gross profit as a percentage of revenue decreased to 21.4% for the year ended December 31, 2010 from 29.1% for the prior year period.

DIS. Cost of DIS revenue was $32.6 million for the year ended December 31, 2010, representing a decrease of $5.9 million, or 15.4%, from the prior year period, primarily due to decreased labor costs, decreased radiopharmaceutical expenses from fewer scans, and a reduction in depreciation costs due to more cameras in 2010 being fully depreciated compared to the prior year period. DIS gross profit was $7.0 million for the year ended December 31, 2010, which represents a decrease of $6.8 million, or 49.6% as compared to the prior year period. DIS gross profit as a percentage of DIS revenue decreased to 17.7% for the year ended December 31, 2010 from 26.5% for the prior year period. The decline in operational performance is primarily associated with the reduction in service days, combined with some impact from the isotope shortage.

Product. Cost of Product revenues was $11.6 million for the year ended December 31, 2010, representing an increase of $0.7 million, or 6.6%, over the prior year period. Product gross profit decreased to $5.0 million for the year ended December 31, 2010, representing a decrease of $1.4 million, or 21.3%, compared to the prior year period. Product gross profit as a percentage of Product revenue decreased to 30.2% for the year ended December 31, 2010 from 36.9% for the prior year period primarily due to higher manufacturing variances from lower production volumes as well as an increase in excess and obsolete inventory reserves.

Operating Expenses

Research and Development. We continue to invest in research and development with a focus on innovation as we seek to improve our existing technology. In 2009 and 2010, we received U.S. Food and Drug

Administration 510(k) clearance for our new Cardius® X-ACT imaging system and our new ergo™ general purpose portable imaging system, respectively. Research and development expenses were $2.9 milion for the year ended December 31, 2010, representing a decrease of $0.5 million, or 14.4%, compared to the prior year period, primarily as a result of 2009 research and development clinical evaluation efforts for our Cardius® X-ACT imaging system, which did not reoccur in 2010. Research and development expenses were 5.1% and 4.8% of Product revenue for the years ended December 31, 2010 and 2009, respectively. We plan to continue investing in our technology platform to penetrate new and existing market segments and attract new customers.

Marketing and Sales. Marketing and sales expenses were $5.9 million for the year ended December 31, 2010, which represents a decrease of $1.1 million, or 15.1%, compared to the prior year period, primarily as a result of lower personnel costs. Marketing and sales expenses have remained consistent as a percent of revenues at 10.5% and 10.0% for the years ended December 31, 2010 and 2009, respectively.

General and Administrative. General and administrative expenses were $9.0 million for the year ended December 31, 2010, which are consistent with the prior year period. General and administrative expenses were 16.0% of total revenue for the year ended December 31, 2010 compared to 12.8% for the prior year period. The increase in percentage of revenue was primarily due to the decline in DIS revenues.

Restructuring Loss

Restructuring costs were $0.4 million and $0.3 million during the years ended December 31, 2010 and 2009, respectively. We initiated and substantially completed restructuring plans in the second quarter of 2010 and second and third quarters of 2009. During 2010 and 2009, we experienced changing market conditions, which contributed to operating losses within our DIS and Product segments, including declines in reimbursements to our physician customers, worldwide isotope shortages and regulatory uncertainty in the healthcare system. In response, we reduced our workforce within both the DIS and Product segments in order to realign expenses to a lower level of sales. We also eliminated and consolidated certain DIS hub locations in order to focus on hubs that have stronger anticipated margin and growth potential.

Other Income

Other income consists primarily of interest income, net of interest paid and other associated expenses. The decrease in other income of $0.2 million is attributable to a decrease in interest rates and a slight decrease in our average cash balance.

Comparison of Years Ended December 31, 2009 and 2008

Revenues

Consolidated. Consolidated revenue was $69.6 million during the year ended December 31, 2009, which represents a decrease of $10.8 million, or 13.4%, compared to the prior year period, as a result of lower DIS and Product revenues. DIS revenue accounted for approximately 75% of total revenues for the year ended December 31, 2009, compared to approximately 70% for the year ended December 31, 2008. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue in future periods.

DIS. Our DIS revenue was $52.3 million for the year ended December 31, 2009, which represents a decrease of $3.9 million, or 6.9%, compared to the prior year period. The decrease resulted from the sale or closure of underperforming locations in connection with the restructuring plan initiated in the fourth quarter of 2008, partially offset by revenue increases from our current locations.

Product. Our Product revenue was $17.3 million for the year ended December 31, 2009, which represents a decrease of $6.9 million, or 28.5%, compared to the prior year period. This decrease in revenue was primarily due to a decrease in the number of gamma cameras sold during the year ended December 31, 2009 to 45 cameras compared to 85 cameras sold in the prior year period and the lowering of average sales prices as our product sales mix was represented by a larger percentage of refurbished cameras. The decrease in revenue was partially offset by an increase in maintenance contract revenues to $10.3 million for the year ended December 31, 2009 from $9.1 million in the prior year period due to the expansion of our installed base of gamma cameras. We believe that the decrease in gamma camera sales and the demand for refurbished cameras was due to the slowing economy, the reduction in available credit for potential buyers, lower levels of available capital budgets and the continued downward pressure on healthcare imaging reimbursement rates. To offset continued pricing pressures and declines in the in-office nuclear imaging marketplace, we introduced our new Cardius® X-ACT camera in 2009, which we believe is positioned to move us more toward the hospital marketplace.

Gross Profit

Consolidated. Consolidated gross profit was $20.2 million for the year ended December 31, 2009, which was essentially unchanged in comparison to the prior year period, as the increased gross profits at our DIS segment were offset by a decrease in gross profits at our Product segment. The increase in gross profit at our DIS segment were due to the realignment of this segment initiated in the fourth quarter of 2008, increased utilization of our DIS assets and reduced personnel costs and other efficiency and cost improvements. The decrease in Product segment gross profit is principally the result of fewer camera sales, offset slightly by an increase in Product maintenance contract gross profit. Consolidated gross profit as a percentage of revenue increased to 29.1% for the year ended December 31, 2009 from 25.0% for the year ended December 31, 2008.

DIS. Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with the provision of services. Cost of DIS revenue was $38.5 million for the year ended December 31, 2009, representing a decrease of $6.2 million, or 13.9%, compared to the prior year period. The decrease in cost of DIS revenue is primarily a result of decreased labor, radiopharmaceutical, and depreciation costs predominantly attributed to the increased utilization of our personnel and assets. DIS gross profit was $13.8 million for the year ended December 31, 2009, which represents an increase of $2.3 million, or 20.3%, from the prior year period. DIS gross profit as a percentage of revenue increased to 26.5% for the year ended December 31, 2009 from 20.5% for the prior year period. The improvement in operational performance is primarily associated with the realignment of the segment, which included the sale or closure of underperforming locations and a focus on selling within certain geographical areas, along with improved asset utilization.

Product. Cost of Product revenue primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Cost of revenues for the Product segment was $10.9 million for the year ended December 31, 2009, representing a decrease of $4.7 million, or 30.1%, compared to the prior year period as fewer gamma cameras were sold and as our product sales mix was represented by a larger percentage of refurbished cameras. Product gross profit was $6.4 million for the year ended December 31, 2009, representing a decrease of $2.2 million, or 25.5%, compared to the prior year period. Product gross profit as a percentage of revenue increased to 36.9% for the year ended December 31, 2009 from 35.5% for the prior year period, primarily due to the sale of proportionately higher margin refurbished cameras and a decrease in personnel and manufacturing overhead costs as a result of our cost reduction initiatives.

Operating Expenses

Research and Development. Research and development expenses are the costs associated with the design, development and enhancement of our products, and consist of salaries, developmental materials, facility and overhead costs, consulting fees, and non-recurring engineering costs. We continue to invest in research and development with a focus on innovation as we seek to improve our existing technology. In March 2009, we received U.S. Food and Drug Administration 510(k) clearance for our new Cardius® X-ACT imaging system. Research and development expenses were $3.4 million for the year ended December 31, 2009, which represents an increase of $0.6 million, or 21.6%, compared to the prior year period. The increase in research and development expenses was primarily attributable to higher personnel and development costs, as well as certain clinical evaluation costs related to our new Cardius® X-ACT imaging system. Research and development expenses were 19.4% of Product revenue for the year ended December 31, 2009 compared to 11.4% in the prior year period, due to the lower camera sales and increased product development activity in 2009.

Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, travel, marketing, collateral materials and tradeshow costs. Marketing and sales expenses were $7.0 million for the year ended December 31, 2009, a decrease of $1.6 million, or 18.4%, compared to the prior year period, principally as a result of lower personnel costs. Marketing and sales expenses were 10.0% of total revenue for the year ended December 31, 2009 compared to 10.6% for the prior year period.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology and executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our Board of Directors. General and administrative expenses were $8.9 million for the year ended December 31, 2009, a decrease of $2.9 million, or 24.4% compared to the prior year period, principally as a result of lower personnel costs. General and administrative expenses were 12.8% of total revenue for the year ended December 31, 2009 compared to 14.8% for the prior year period.

Restructuring Loss. Restructuring loss declined from $1.3 million for the year ended December 31, 2008 to $0.3 million for the year ended December 31, 2009. To improve company profitability, we initiated restructuring plans in the third quarter of 2009 and in the fourth quarter of 2008. In 2009, we reduced our workforce within both the Product and DIS segments in order to realign manufacturing and overhead expenses to a lower level of camera sales and to flatten the management structure. To this end, the majority of the restructuring loss incurred for the year ended December 31, 2009 consisted of severance expense. In the fourth quarter of 2008, we initiated plans to sell, close, and consolidate certain DIS hub locations during the first quarter of 2009 in order to focus on hub locations that have stronger anticipated margin and growth potential. These sales and closures involved the sale or abandonment of property and equipment and staff reductions at the hub locations impacted by the restructuring plans. The majority of the restructuring loss incurred for the year ended December 31, 2008 consisted of a $1.0 million loss on property and equipment.

Goodwill Impairment Loss. The acquisition of net assets from Ultrascan in May 2007 resulted in the recording of goodwill. Among other assets, goodwill was recorded within a reporting unit in our DIS segment on the date of the acquisition, and represented the excess between the purchase price and the net assets acquired. During our annual impairment analysis in the fourth quarter of 2008, we determined that the carrying value of the goodwill exceeded the implied fair value of the assets held by the reporting unit, which resulted in a goodwill impairment loss of $2.5 million. No impairment losses were recorded for the year ended December 31, 2009.

Other Income

Other income consists primarily of interest income, net of interest paid and other associated expenses. The decrease in other income of $0.2 million is attributable to a decrease in interest rates.

Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2010 and 2009 are as follows (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2010
Revenues	$15,069	$13,159	$13,299	$14,657
Gross profit	$3,372	$1.908	$3,114	$3,608
Loss from operations	$(1,377)	$(3,111)	$(1,469)	$(634)
Net loss	$(1,235)	$(3,084)	$(1,336)	$(559)
Net loss per common share—basic and diluted (1)	$(0.06)	$(0.16)	$(0.07)	$(0.03)

Fiscal 2009
Revenues	$17,710	$18,559	$16,928	$16,399
Gross profit	$5,109	$5.888	$4,513	$4,715
Income (loss) from operations	$(95)	$638	$(514)	$29
Net income (loss)	$44	$784	$(414)	$194
Net income (loss) per common share—basic and diluted (1)	$0.00	$0.04	$(0.02)	$0.01

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

Liquidity and Capital Resources

General

We require capital principally for capital expenditures and to finance accounts receivable and inventory, which we manage very closely. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of deliveries and the payment cycles of our customers. Our capital expenditures consist primarily of nuclear cameras, ultrasound machines, vans, manufacturing and development equipment and computer hardware and software. As of December 31, 2010, we had cash, cash equivalents and securities available-for-sale of $30.2 million. We currently invest our cash reserves in money market funds, U.S. treasury and corporate debt securities. Based upon our current level of expenditures, we believe our working capital, together with cash flows from operating activities, will be adequate to meet our anticipated cash requirements for capital expenditures and working capital for at least the next 12 months.

Cash Flows

The following table shows cash flow information for the three years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$229	$4,806	$2,366
Net cash provided by (used in) investing activities	6,710	(3,764)	(3,537)
Net cash used in financing activities	(40)	(1,007)	(226)

Operating Activities

Net cash provided by operating activities decreased $4.6 million, or 95.2%, for the year ended December 31, 2010 compared to the prior year period. This decrease was primarily attributable to decreased net income partially offset by changes in working capital.

Net cash provided by operating activities increased $2.4 million, or 103.1%, for the year ended December 31, 2009 compared to the prior year period. This increase was primarily attributable to increased net income partially offset by changes in working capital.

Investing Activities

Net cash provided by investing activities increased $10.5 million, or 278.3%, for the year ended December 31, 2010 compared to the prior year period. This increase was primarily attributable to increased proceeds from maturing securities available-for-sale partially offset by lower proceeds from the sale of property and equipment.

Net cash used in investing activities increased $0.2 million, or 6.4%, for the year ended December 31, 2009 compared to the prior year period. This decrease was primarily attributable to increased purchases of securities available-for-sale partially offset by higher proceeds from the sale of property and equipment and lower purchases of property and equipment.

Financing Activities

Net cash used in financing activities decreased by $1.0 million, or 96.0%, for the year ended December 31, 2010 compared to the prior year period. This decrease was primarily attributable to decreased repurchases of common stock related to our stock buyback program.

Net cash used in financing activities increased by $0.8 million, or 77.6%, for the year ended December 31, 2009 compared to the prior year period. This increase was primarily attributable to increased repurchases of common stock related to our stock buyback program partially offset by lower repayments on obligations under capital leases.

Contractual Obligations

As of December 31, 2010, we had capital lease obligations totaling $0.1 million. These obligations are secured by the specific equipment financed under each lease and will be repaid monthly over the lease terms, which range up to 60 months. Our DIS subsidiary entered into these capital lease obligations.

We are committed to making future cash payments on capital leases (including interest) and operating leases. We have not guaranteed the debt of any other party. The following table summarizes our contractual obligations as of December 31, 2010 (amounts in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$107	$55	$52	$—	$—
Operating lease obligations	4,187	1,193	1,735	1,161	98

Total	$4,294	$1,248	$1,787	$1,161	$98

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the value of debt securities in our investment portfolio. Our risk associated with fluctuating interest rates is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Changes in interest rates over time will increase or decrease our interest income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Digirad Corporation

We have audited the accompanying consolidated balance sheets of Digirad Corporation as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United Sates). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digirad Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

March 8, 2011

DIGIRAD CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$20,459	$13,560
Securities available-for-sale	9,788	18,250
Accounts receivable, net	7,527	7,553
Inventories, net	5,432	6,402
Other current assets	1,038	1,234

Total current assets	44,244	46,999
Property and equipment, net	7,185	10,263
Intangible assets, net	808	1,243
Goodwill	184	184

Total assets	$52,421	$58,689

Liabilities and stockholders’ equity
Accounts payable	$1,871	$1,797
Accrued compensation	1,600	2,344
Accrued warranty	378	332
Deferred revenue	2,379	2,594
Other accrued liabilities	2,096	2,106

Total current liabilities	8,324	9,173
Deferred rent	138	127

Total liabilities	8,462	9,300

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 18,597,311 and 18,476,293 shares issued and outstanding (net of treasury shares) at December 31, 2010 and 2009, respectively	2	2
Treasury stock, at cost; 573,218 shares and 547,418 shares at December 31, 2010 and 2009, respectively	(1,039)	(991)
Additional paid-in capital	154,785	153,867
Accumulated other comprehensive income	63	149
Accumulated deficit	(109,852)	(103,638)

Total stockholders’ equity	43,959	49,389

Total liabilities and stockholders’ equity	$52,421	$58,689

See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended December 31,
	2010	2009	2008
Revenues:
DIS	$39,542	$52,318	$56,204
Product	16,641	17,278	24,154

Total revenues	56,183	69,596	80,358
Cost of revenues:
DIS	32,561	38,476	44,697
Product	11,618	10,895	15,590

Total cost of revenues	44,179	49,371	60,287

Gross profit	12,004	20,225	20,071
Operating expenses:
Research and development	2,875	3,360	2,764
Marketing and sales	5,922	6,977	8,554
General and administrative	9,007	8,921	11,805
Amortization and impairment of intangible assets	435	590	798
Restructuring loss	355	319	1,308
Goodwill impairment loss	—	—	2,466

Total operating expenses	18,594	20,167	27,695

Income (loss) from operations	(6,590)	58	(7,624)
Other income (expense):
Interest income	378	499	851
Other income (expense)	(2)	51	(92)

Total other income	376	550	759

Net income (loss)	$(6,214)	$608	$(6,865)

Net income (loss) per share:
Basic and diluted	$(0.33)	$0.03	$(0.36)

Shares used in per share computations:
Weighted average shares outstanding—basic	18,774	18,836	18,955

Weighted average shares outstanding—diluted	18,774	19,320	18,955

See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2010	2009	2008
Operating activities
Net income (loss)	$(6,214)	$608	$(6,865)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	3,815	4,588	5,609
Amortization and impairment of intangible assets	435	590	798
Provision for bad debts	832	58	653
Stock-based compensation	891	606	716
Restructuring loss	355	319	1,308
(Gain) loss on disposal of assets	154	(26)	90
Goodwill impairment	—	—	2,466
Amortization of premium on securities available-for-sale	285	454	314
Changes in operating assets and liabilities:
Accounts receivable	(806)	1,713	(1,441)
Inventories	1,280	(1,565)	477
Other assets	196	809	(196)
Accounts payable	74	(400)	(453)
Accrued compensation	(912)	(1,295)	(352)
Deferred revenue	(215)	(129)	(186)
Other accrued liabilities	59	(1,524)	(572)

Net cash provided by operating activities	229	4,806	2,366
Investing activities
Purchases of property and equipment	(1,437)	(1,014)	(5,058)
Proceeds from sale of property and equipment	55	1,024	—
Purchases of securities available-for-sale	(5,477)	(20,360)	(16,946)
Sales and maturities of securities available-for-sale	13,569	16,586	18,467

Net cash provided by (used in) investing activities	6,710	(3,764)	(3,537)
Financing activities
Issuances of common stock	44	36	6
Repurchases of common stock	(48)	(991)	—
Repayment of obligations under capital leases	(36)	(52)	(232)

Net cash used in financing activities	(40)	(1,007)	(226)

Net increase (decrease) in cash and cash equivalents	6,899	35	(1,397)
Cash and cash equivalents at beginning of year	13,560	13,525	14,922

Cash and cash equivalents at end of year	$20,459	$13,560	$13,525

Supplemental information:
Cash paid during the period for interest	$6	$9	$33
Non-cash investing and financing activities:
Purchase of assets under capital leases	$—	$113	$—

See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common stock		Treasury Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	18,931	$2	—	—	$152,503	$123	$(97,381)	$55,247
Stock-based compensation	—	—	—	—	716	—	—	716
Exercise of stock options	13	—	—	—	6	—	—	6
Comprehensive loss:			—
Net loss	—	—	—	—	—	—	(6,865)	(6,865)
Unrealized loss on securities available-for-sale	—	—	—	—	—	(145)	—	(145)

Total comprehensive loss	—	—	—	—	—	—	—	(7,010)

Balance at December 31, 2008	18,944	2	—	—	153,225	(22)	(104,246)	48,959
Stock-based compensation	—	—	—	—	606	—	—	606
Exercise of stock options	80	—	—	—	36	—	—	36
Repurchases of common stock	—	—	547	(991)	—	—	—	(991)
Comprehensive income:
Net income	—	—	—	—	—	—	608	608
Unrealized gain on securities available-for-sale	—	—	—	—	—	171	—	171

Total comprehensive income	—	—	—	—	—	—	—	779

Balance at December 31, 2009	19,024	2	547	(991)	153,867	149	(103,638)	49,389
Stock-based compensation	—	—	—	—	874	—	—	874
Exercise of stock options and settlement of restricted stock awards	147	—	—	—	44	—	—	44
Repurchases of common stock	—	—	26	(48)	—	—	—	(48)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(6,214)	(6,214)
Unrealized gain on securities available-for-sale	—	—	—	—	—	(86)	—	(86)

Total comprehensive loss	—	—	—	—	—	—	—	(6,300)

Balance at December 31, 2010	19,171	$2	573	$(1,039)	$154,785	$63	$(109,852)	$43,959

See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

Digirad Corporation (“Digirad”), a Delaware corporation, is a leading developer and manufacturer of medical diagnostic imaging systems including solid-state gamma cameras for nuclear cardiology and general nuclear medicine applications. Digirad is also one of the largest national providers of in-office nuclear cardiology imaging and ultrasound services to physician practices, hospitals and imaging centers through its Digirad Imaging Solutions (“DIS”) division. Digirad has two reportable segments, DIS and Product which are collectively referred to herein as the “Company”. The accompanying consolidated financial statements include the operations of both segments. Intercompany accounts and transactions are accounted for at cost and have been eliminated in consolidation. Substantially all of the Company’s revenue arises from sales activity in the United States. Through DIS, the Company provides in-office leasing services to physicians, offering certified personnel, required licensure, an imaging system and other support and supplies for the performance of nuclear and ultrasound imaging procedures under the supervision of its physician customers. DIS physician customers enter into annual lease contracts for imaging services generally delivered on a per-day basis. The Company’s Product segment sells solid-state gamma cameras and provides camera service and maintenance.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared in conformity with United States generally accepted accounting principles and include the financial statements of the Company and its wholly owned subsidiaries. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from management’s estimates.

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

Product revenues are generated from the sales of gamma cameras and follow-on maintenance service contracts. The Company generally recognizes revenue upon delivery to customers. The Company also provides installation and training for camera sales in the United States. Installation and training is generally performed shortly after delivery and represents a cost, which the Company accrues at the time revenue is recognized. Neither service is essential to the functionality of the product. Maintenance services are sold beyond the term of the warranty, which is generally one year from the date of purchase. Revenue from these contracts is deferred, recognized ratably over the service period and is included in Product sales.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. The Company’s significant estimates include the loss on restructuring, valuation of goodwill, the valuation of long-lived assets, the reserve for doubtful accounts, revenue and billing adjustments, excess and obsolete inventories, warranty costs, the valuation allowance for deferred tax assets, and the assumptions used in estimating the fair value of stock options. Actual results could differ from those estimates.

Fair-value of Financial Instruments

The authoritative guidance for fair value measurements defines fair value for accounting purposes, establishes a framework for measuring fair value and provides disclosure requirements regarding fair value measurements. The guidance defines fair value as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its assets and liabilities measured at fair value into a three-level hierarchy in accordance with this guidance. See note 4 for a further discussion regarding the Company’s measurement of assets and liabilities at fair value.

Cash and Cash Equivalents

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. Cash equivalents primarily are funds invested in money market funds and U.S. treasury securities whose cost equals fair market value.

Securities Available-for-Sale

Securities available-for-sale primarily consists of U.S. treasury securities and investment grade corporate debt securities and obligations of government sponsored entities. The Company classifies all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholder’s equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. The Company does not intend to sell the investments in unrealized loss positions at December 31, 2010. It’s not more likely than not that the Company will be required to sell its investments before recovery of their amortized costs. As of December 31, 2010, none of the Company’s investments have been in an unrealized loss position for more than 12 months. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in other income within the consolidated statements of operations. Realized gains were $0.1 million in 2010. Net realized gains were $0.1 million in 2009 and net realized losses were $0.1 million in 2008. The amortization, accretion and interest income are included in interest income within the accompanying consolidated statements of operations.

The following table sets forth the composition of securities available for sale as of December 31, 2010 and 2009 (in thousands):

As of December 31, 2010	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt securities	3 or less	9,851	28	(91)	9,788

As of December 31, 2009	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
U.S. treasury securities	2 or less	$4,050	$16	$—	$4,066
Municipal bonds	3 or less	102	1	—	103
Government sponsored entities	3 or less	3,912	6	(5)	3,913
Corporate debt securities	3 or less	10,037	155	(24)	10,168

Total:		$18,101	$178	$(29)	$18,250

The Company invests cash in accordance with guidelines which require its investments in marketable securities to meet minimum credit ratings assigned by established credit organizations. The Company also diversifies the investments through specifying maximum investments by instrument type and issuer. It is the Company’s policy to invest in instruments that have a final maturity of no longer than three years, with a portfolio weighted average maturity of no longer than 18 months.

Reserves for Doubtful Accounts and Billing Adjustments

Accounts receivable consist principally of trade receivables from customers and are generally unsecured and due within 30 days. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts in the Consolidated Balance Sheets as of December 31, 2010 and 2009. The carrying value of accounts receivable approximates their fair value due to their short term nature.

The Company reviews reserves on a quarterly basis and makes adjustments based on their historical experience rate and known collectability issues and disputes. The Company also considers their bad debt write-off history. Within DIS, the Company provides reserves for adjustments and credit memos that represent billing adjustments that are normally adjusted within the first 90 days subsequent to the performance of service. A provision for billing adjustments is charged against DIS revenues and a provision for doubtful accounts is charged to general and administrative expenses. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. The Company believes their risk of material loss is mitigated as the Company only has a small number of customer accounts that have receivable balances in excess of $100,000.

The following table summarizes the Company’s reserves for doubtful accounts and billing adjustments as of and for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Reserve for doubtful accounts (1)	Reserves for billing adjustments and contractual allowances (2)
Balance at December 31, 2007	$705	$274
Provision	653	1,186
Write-offs and recoveries, net	(521)	(1,052)

Balance at December 31, 2008	837	408
Provision	58	1,280
Write-offs and recoveries, net	(18)	(1,275)

Balance at December 31, 2009	877	413
Provision	832	1,127
Write-offs and recoveries, net	(522)	(1,128)

Balance at December 31, 2010	$1,187	$412

(1)	The provision was charged against general and administrative expenses.
(2)	The provision was charged against revenue.

Inventory

The Company states inventories at the lower of cost (first-in, first-out) or market (net realizable value) and review their inventory balances for excess and obsolete inventory levels on a quarterly basis. Costs include material, labor and manufacturing overhead costs. The Company relies on historical information to support their excess and obsolete reserves and utilize management’s business judgment with respect to estimated future demand. The Company generally reserved 100% of the cost of production inventory in excess of a projected 24 month demand and service inventory quantities in excess of a projected 36 month demand. Once inventory is reserved, the Company does not adjust the reserve balance until the inventory is sold or disposed.

The following table summarizes the Company’s reserves for excess and obsolete inventory as of and for the years ended December 31, 2010, 2009 and 2008 (in thousands):

Reserve for excess and obsolete inventories (1)
Balance at December 31, 2007	$830
Provision	202
Write-offs and scrap	(437)

Balance at December 31, 2008	595
Provision	538
Write-offs and scrap	(336)

Balance at December 31, 2009	797
Provision	1,411
Write-offs and scrap	(317)

Balance at December 31, 2010	$1,891

(1)	The provision was charged against Product cost of revenues.

Valuation of Long-Lived Assets including Finite Lived Purchased Intangible Assets

Long-lived assets consist of property and equipment and finite lived intangible assets. The Company records property and equipment at cost, and records other intangible assets based on their fair values at the date of acquisition. The Company calculates depreciation on property and equipment using the straight-line method over the estimated useful life of the assets which average 5 years for machinery and equipment, 3 years for computer hardware and software and lower of the lease term or an average of 5 years for leasehold improvements. The Company calculates amortization on other intangible assets using either the accelerated or the straight-line method over the estimated useful life of the assets, based on the nature of when the Company expects to receive cash inflows generated by the intangible assets.

Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment losses were recorded on long-lived assets during the years ended December 31, 2010, 2009 and 2008.

Valuation of Goodwill

On May 1, 2007, the Company completed their acquisition of substantially all of the assets and liabilities of Ultrascan, Inc. (“Ultrascan”), a provider of ultrasound imaging systems and services to physicians’ offices and hospitals. The acquisition of net assets from Ultrascan resulted in the recording of goodwill, which represented the excess between the purchase price and the net assets acquired. The Company reviews goodwill for impairment on an annual basis during the fourth quarter, as well as when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company performs a two-step impairment test on goodwill. In the first step, the Company compares the fair value of the reporting unit with goodwill to the carrying value of its long-term assets. If the carrying value of the long-term assets exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test, whereby the carrying value of the reporting unit’s goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference would be recorded.

In 2008, the Company recorded a $2.5 million impairment loss in part due to a significant decline in its evaluation of its goodwill asset. The Company determined that the implied fair value of goodwill is $0.2 million utilizing the discounted cash flow method under the income approach as well as the market approach, down from $2.7 million in 2007. The impairment loss is included in loss from operations on the Company’s consolidated statement of operations for fiscal 2008. No impairment losses were recorded to Goodwill in 2010 and 2009.

Restructuring

Restructuring costs are included in income (loss) from operations within the consolidated statements of operations. Restructuring loss for the year ended December 31, 2010 is comprised of one-time termination benefits for involuntarily terminated employees, write-offs of under utilized cameras and capital equipment and obligations pertaining to an abandoned property lease. Losses on property and equipment were recorded consistent with the Company’s accounting policy related to long-lived assets. One-time termination benefits are recorded at the time they are communicated to the affected employees. Losses on property lease obligations are recorded when the lease is abandoned.

Shipping and Handling Fees and Costs

The Company records all shipping and handling billings to a customer as revenue earned for the goods provided. Shipping and handling costs are included in cost of revenues and totaled $0.3 million, $0.1 million and $0.3 million for each of the years ended 2010, 2009 and 2008, respectively.

Share-based Payments

The Company accounts for share-based awards exchanged for services in accordance with the authoritative guidance for share-based payments. Under this guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the requisite service period.

Warranty

The Company generally provides a 12 month warranty on its gamma cameras. The Company accrues the estimated cost of this warranty at the time revenue is recorded and charges warranty expense to Product cost of revenues. Warranty reserves are established based on historical experience with failure rates and repair costs and the number of systems covered by warranty. Warranty reserves are depleted as gamma cameras are repaired. The costs consist principally of materials, personnel, overhead and transportation. The Company reviews warranty reserves quarterly and, if necessary, makes adjustments.

The activities in the Company’s warranty reserve for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Balance at beginning of year	$332	$906	$930
Charges to Product cost of revenues	670	406	1,069
Applied to liability	(624)	(980)	(1,093)

Balance at end of year	$378	$332	$906

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs for each of the years ended 2010, 2009 and 2008 were $0.4 million, $0.6 million and $0.8 million, respectively.

Net Income (Loss) Per Share

Basic earnings per share (EPS) is calculated by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding. Diluted EPS is computed by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units under the treasury stock method. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. Shares used to compute basic net income (loss) per share include 244,531 and 18,672 vested restricted stock units for the years ended 2010 and 2008, respectively. On July 9, 2009, the Company cancelled options to purchase an aggregate of 1,087,230 shares of its common stock, and in exchange, granted new options to purchase an aggregate of 398,493 shares of the Company’s common stock, which did not have a material impact on the consolidated statements of operations or net income (loss) per share.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Years ended December 31,
	2010	2009	2008
Net income (loss)	$(6,214)	$608	$(6,865)

Shares used to compute basic net income (loss) per share	18,774	18,836	18,955
Dilutive potential common shares:
Stock options	—	408	—
Restricted stock units	—	76	—

Shares used to compute diluted net income (loss) per share	18,774	19,320	18,955

Basic and diluted net income (loss) per share	$(0.33)	$0.03	$(0.36)

Since the Company incurred net losses for the years ended December 31, 2010 and 2008, 528,356 and 249,669 common share equivalents were excluded from the computation of diluted earnings (loss) per share for years ended December 31, 2010 and 2008, respectively, as their effect would be antidilutive.

Accounting Standards Updates

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 requires companies that hold financing receivables, which include loans, lease receivables, and the other long-term receivables to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. During the year ended December 31, 2010, the Company adopted all amendments that require disclosures and on January 1, 2011, the Company adopted all amendments that require disclosures about activity that occurs during a reporting period (the remainder of this ASU). The adoption of this ASU did not have a material impact on our consolidated financial statements.

Note 3. Supplementary Balance Sheet Information (in thousands):

	December 31, 2010	December 31, 2009
Inventories, net:
Raw materials	$3,050	$3,431
Work-in-process	2,641	1,916
Finished goods	1,632	1,852

	7,323	7,199
Less reserve for excess and obsolete inventories	(1,891)	(797)

	$5,432	$6,402

Property and equipment, net:
Machinery and equipment	$21,627	$22,440
Computer hardware and software	2,417	2,270
Leasehold improvements	807	764

	24,851	25,474
Accumulated depreciation	(17,666)	(15,211)

	$7,185	$10,263

Intangible assets, net (1):
Customer relationships	$2,600	$2,600
Covenants not to compete	300	300
Patents	141	153

	3,041	3,053
Accumulated amortization of customer relationships	(1,942)	(1,588)
Accumulated amortization of covenants not to compete	(220)	(160)
Accumulated amortization of patents	(71)	(62)

	$808	$1,243

Other accrued liabilities:
Sales and property taxes payable	$464	$278
Radiopharmaceuticals and consumable medical supplies	365	323
Outside services and consulting	318	312
Professional fees	284	338
Facilities and related costs	210	218
Travel expenses	101	165
Other accrued liabilities	354	472

	$2,096	$2,106

(1)	Amortization expense for intangible assets, net for the years ended December 31, 2010, 2009 and 2008 was $0.4 million, $0.6 million and $0.8 million, respectively. Estimated amortization expense for intangible assets for 2011 is $0.3 million, for 2012 is $0.2 million, for 2013 is $0.2 million, for 2014 is $0.1 million, for 2015 and thereafter less than $0.1 million.

Note 4. Fair Value of Financial Instruments

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company has U.S. treasury securities which are valued based on publicly available quoted prices for identical securities as of December 31, 2009.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets as of December 31, 2010 and 2009 included its investments in government sponsored entities and corporate debt securities which were valued by a third party pricing vendor using proprietary valuation models (typically discounted cash flow models) and analytical tools. The inputs to these models related to similar instruments and were both objective and publicly available.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company did not have any Level 3 assets or liabilities as of December 31, 2010 and 2009.

As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were recorded at fair value as of December 31, 2010 and 2009 (in thousands).

	At Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	—	9,788	—	$9,788

	At Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$4,066	$—	$—	$4,066
Municipal bonds	—	103	—	103
Government sponsored entities	—	3,913	—	3,913
Corporate debt securities	—	10,168	—	10,168

Total	$4,066	$14,184	$—	$18,250

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

Note 5. Goodwill

Goodwill has been recorded within a reporting unit of the Company’s DIS segment since the acquisition of net assets from Ultrascan. As a result of the Company’s annual impairment test during the fourth quarter of 2008, the Company recorded a $2.5 million impairment loss due to a significant decline in its market capitalization, adjusting goodwill to its current carrying value of $0.2 million. No impairment loss was recorded in 2010 and 2009. In performing the Company’s annual impairment test, the Company determined the implied fair value of its goodwill utilizing the discounted cash flow method under the income approach due to materiality. Under the income approach, the Company derived the fair value based on the present value of estimated future cash flows, which were based on historical data and assumptions pertaining to the market.

Note 6. Restructuring

Fiscal 2010 Restructuring Plan. In response to the change in market conditions, which contributed to operating losses within the Company’s DIS and Product business segments, the Company reduced its workforce during the second quarter of 2010. The reduction was designed to bring the Company’s current operating expenses more in line with its revenues as a result of declines in reimbursement to its physician customers, worldwide medical isotope shortages and regulatory uncertainty in the healthcare system that is negatively affecting DIS and Product revenues. The Company continues its investment in on-going product and technology initiatives, as highlighted by the recent introduction of it’s ergo™ general purpose portable imaging system. The write-offs of cameras and capital equipment were due to lower headcount and demand within its consolidated operations. The Company incurred restructuring charges of approximately $0.4 million, which included severance payments, write-offs of excess cameras and capital equipment and other related costs.

Restructuring activity through December 31, 2010 consisted of the following (in thousands):

	2010 Charges	Cash Payments	Non-cash Settlements	Liability as of December 31, 2010	Total Costs Incurred as of December 31, 2010	Total Expected Costs as of December 31, 2010
Restructuring charges:
Loss on property and equipment
DIS	$180	$—	$(180)	$—	$180	$180
Product	—	—	—	—	—	—
Severance costs
DIS	64	(76)	12	—	64	64
Product	88	(92)	4	—	88	88
Lease obligations
DIS	23	(23)	—	—	23	23
Product	—	—	—	—	—	—

Total restructuring charges	$355	$(191)	$(164)	$—	$355	$355

Restructuring activities are recorded in accordance with the authoritative guidance for exit and disposal activities. The costs are reported separately under restructuring loss on the consolidated statement of operations and are included in the income (loss) from operations within the Company’s DIS and Product business segments as shown above. Severance costs are recorded at the time they are communicated to the affected employees. Losses on leased property at the hub locations are recorded when the lease is abandoned. The Company’s restructuring plan was completed as of December 31, 2010.

Note 7. Commitments and Contingencies

Leases

The Company leases its facilities and certain automotive equipment under non-cancelable operating leases expiring from January 1, 2011 through December 31, 2016. Rent expense (including common area charges) is recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured as determined at lease inception. The difference between rent expense and rent paid is recorded as deferred rent and is included in other liabilities. Rent expense was $1.3 million, $1.3 million and $1.4 million for each of the years ended December 31, 2010, 2009 and 2008, respectively. The future minimum rental payments due under non-cancelable operating leases having initial or remaining lease terms in excess of one year as of December 31, 2010 are as follows (in thousands):

Operating Leases
2011	$1,193
2012	981
2013	754
2014	575
2015	586
Thereafter	98

Total minimum lease payments	$4,187

Legal Matters

In the normal course of business, the Company have been, and will likely continue to be, subject to litigation or administrative proceedings incidental to its business, such as claims related to customer disputes, employment practices, wage and hour disputes, product liability, professional liability, commercial disputes, licensure restrictions or denials, and warranty or patent infringement. Responding to litigation or administrative proceedings, regardless of whether they have merit, can be expensive and disruptive to normal business operations. As litigation and the administrative proceedings are inherently uncertain, the Company cannot predict the outcome of such matters. While the ultimate outcome of litigation is always uncertain, the Company does not believe that it will have a material adverse effect on its business or financial results.

Note 8. Share-Based Compensation

At December 31, 2010, the Company has one active stock option plan (the “2004 Plan”) under which stock options and restricted stock units may be granted to employees and non-employee members of its Board of Directors. Terms of any equity instruments granted under the 2004 Plan are approved by the Board of Directors. Stock options typically vest over the requisite service period of two to four years and have a contractual term of seven to ten years. Restricted stock units generally vest over three years and must be settled at the earlier of the recipients’ termination date or 36 months after grant. Under the 2004 Plan, the Company is authorized to issue an aggregate of 2,400,000 shares of common stock. The number of shares reserved for issuance under the 2004 Plan is subject to increase by any shares under the 1998 Stock Option/Stock Issuance Plan (the “1998 Plan”) that are forfeited, expire or are cancelled up to a maximum of 1,500,000 shares. As of December 31, 2010, the number of shares reserved for issuance under the 2004 Plan was 402,747 shares due to forfeited, expired and cancelled shares under the 1998 Plan.

Prior to the completion of the Company’s initial public offering in June 2004, the Company was authorized to issue options under its 1991 Stock Option Program, 1997 Stock Option/Stock Issuance Plan and 1998 Stock Option/Stock Issuance Plan; however, no additional awards may now be made under such plans.

Stock Options

The estimated fair value of the Company’s stock options is determined using the Black-Scholes model. All stock options were granted with an exercise price equal to the fair value of the common stock on the grant date. The weighted-average grant date fair value of employee stock options granted during the years ended December 31, 2010, 2009 and 2008 was $1.14, $0.52 and $0.90 per share, respectively, which was estimated using the following weighted-average assumptions:

	As of December 31,
	2010	2009	2008
Expected volatility	65%	65%	56%
Expected term (in years)	6.1	6.0	6.0
Risk-free interest rate	2.9%	3.0%	2.8%
Expected dividend yield	—	—	—

The determination of the fair value of stock options using an option valuation model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. The volatility assumption is based on the historical volatility of the Company’s common stock over a period of time equal to the expected term of the stock options. The expected option term assumption reflects the application of the simplified method, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all options. The Company utilized this approach as our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term. The risk-free interest rate assumption is based upon observed interest rates at the end of the period in which the grant occurred appropriate for the term of the employee stock options. The dividend yield assumption is based on the expectation of no future dividend payouts by the Company.

A summary of the Company’s stock option award activity as of and for the year ended December 31, 2010 is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	1,769	$2.24

Options exercisable at December 31, 2009	750	$3.90

Options granted	463	$1.86
Options forfeited or cancelled	(168)	1.29
Options expired	(17)	20.56
Options exercised	(50)	0.90

Options outstanding at December 31, 2010	1,997	$2.11	5.94	$1,582

Options exercisable at December 31, 2010	1,221	$2.59	5.25	$989

As share-based compensation expense under the authoritative guidance for share-based payments is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At December 31, 2010, total unrecognized compensation cost related to unvested stock options was $0.6 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Upon option exercise, the Company issues new shares of common stock. Cash received from stock option exercises was less than $0.1 million during the each of the years ended December 31, 2010, 2009 and 2008, respectively. The Company did not recognize any income tax benefits from stock option exercises as it continues to record a valuation allowance on its deferred tax assets, as more fully described in Note 9. The total intrinsic value of stock options exercised was $0.1 million during the years ended December 31, 2010 and 2009, respectively, and less than $0.1 million during the year ended December 31, 2008.

Restricted Stock Units

Under guidance for share-based payments, the fair value of the Company’s restricted stock awards is based on the grant date fair value of the Company’s common stock. All restricted stock units were granted with no purchase price. The weighted-average grant date fair value of the restricted stock units was $2.00 and $1.26 per share during the years ended December 31, 2010 and 2009, respectively.

A summary of the Company’s restricted stock unit activity as of and for the year ended December 31, 2010 is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested restricted stock units outstanding at December 31, 2009	54	1.25
Issued	645	2.00
Forfeited	(66)	1.81
Vested	(178)	1.81

Non-vested restricted stock units outstanding at December 31, 2010	455	$2.00

The following table summarizes information about restricted stock units that vested during the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Fair value on vesting date of vested restricted stock units	$1,287	$189	$240

At December 31, 2010, total unrecognized compensation cost related to non-vested restricted stock units was $0.8 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Allocation of Share-Based Compensation Expense

Total share-based compensation expense related to all of the Company’s share-based units for the years ended December 31, 2010, 2009 and 2008 was allocated as follows (in thousands, except per share data):

	Year Ended December 31,
Cost of revenues:	2010	2009	2008
DIS	$26	$27	$56
Product	60	56	53
Research and development	61	37	47
Marketing and sales	113	93	115
General and administrative	614	393	445

Share-based compensation expense	$874	$606	$716

Share-based compensation expense per share:
Basic and Diluted	$0.05	$0.03	$0.04

Stock Repurchase Program

On February 4, 2009, the Company’s board of directors authorized a stock buyback program to repurchase up to an aggregate of $2.0 million of its issued and outstanding common shares. The timing and extent of the repurchase depends upon market conditions, applicable legal requirements, and other factors. During the years ended December 31, 2010 and 2009, the Company repurchased 25,800 and 547,418 shares of its common stock, respectively, under the stock buyback program. The repurchase of 25,800 shares cost less than $0.1 million, at a weighted average price of $1.91 per share, for the year ended December 31, 2010. The repurchase of 547,418 shares cost approximately $1.0 million, at a weighted average price of $1.78 per share, for the year ended December 31, 2009. Since the inception of the program, the Company has repurchased 573,218 shares of its common stock at a cost of $1.0 million, at a weighted average price of $1.79 per share.

Note 9. Income Taxes

As of December 31, 2010 and 2009, the Company had Federal and state income tax net operating loss carry forwards of $89.3 million and $43.3 million, respectively. Federal loss carry forwards begin to expire in 2011, unless previously utilized. No material state loss carry forwards will expire until 2016, unless previously utilized. The Company also has Federal and California research and other credit carry forwards of approximately $1.7 million and $1.9 million, as of December 31, 2010 and 2009, respectively. Material Federal credits do not begin expiring until 2012, unless previously utilized. The California research credits have no expiration. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carry forwards may be limited because of a cumulative change in ownership greater than 50% which may have occurred or which may occur in the future. A valuation allowance has been recognized to offset the deferred tax assets, as realization of such assets has not met the “more likely than not” threshold required under the authoritative guidance of accounting for income taxes.

The Company’s net deferred tax assets consisted of the following (in thousands):

	As of December 31,
	2010	2009
Deferred tax assets:
Net operating loss carry forwards	$33,489	$31,797
Research and development and other credits	1,889	1,871
Reserves	1,744	1,349
Intangibles	2,382	2,637
Other, net	1,084	2,008

Total deferred tax assets	40,588	39,662
Deferred tax liabilities—depreciation	(374)	(950)
Valuation allowance for deferred tax assets	(40,214)	(38,712)

Net deferred tax assets	$—	$—

Income tax expense is less than $0.1 million during the year ended December 31, 2010, 2009 and 2008, respectively, and is included as a component of other expense in the consolidated statements of operations.

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

	Years ended December 31,
	2010	2009	2008
Income tax at statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.5	13.0	4.0
Permanent differences, tax credits and other true ups	(0.7)	4.9	5.1
Stock compensation expense	(12.3)	—	—
Reserve for uncertain tax positions and other reserves	(0.9)	(1.0)	0.1
Change in valuation allowance	(24.6)	(45.6)	(44.3)

Provision for income taxes	(1.0)%	6.3%	(0.1)%

The following table summarized the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2010	2009
Balance at beginning of year	$1,563	$1,497
Increases related to prior year tax positions	50	69
Increases related to current year tax positions	24	6
Expiration of the statute of limitations for the assessment of taxes	(28)	—
Change in valuation allowances	8	(9)

Balance at end of year	$1,617	$1,563

Included in the unrecognized tax benefits of $1.6 million at December 31, 2010 was $1.4 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate, subject to the valuation allowance. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to income tax examination by tax authorities for years prior to 2006; however, its net operating loss carryforward and research credit carryforwards arising prior to that year are subject to adjustment. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties as of December 31, 2010 and 2009 and no interest and penalties were recognized during the years ended December 31, 2010, 2009 and 2008.

Note 10. Employee Retirement Plan

The Company has two 401(k) retirement plans under which all full-time employees may contribute up to 100% of their annual salary, within IRS limits. The Company’s contributions to its retirement plans totaled $0.2 million, $0.3 million and $0.2 million for each of the years ended December 31, 2010, 2009 and 2008, respectively.

Note 11. Segments

The Company’s reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. The Company evaluate performance based on the operating income (loss) contributed by each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The majority of the Company’s capital expenditures arise at its DIS segment. Segment results are as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Gross profit by segment:
DIS	$6,981	$13,842	$11,507
Product	5,023	6,383	8,564

Consolidated gross profit	$12,004	$20,225	$20,071

Income (loss) from operations by segment:
DIS	$(3,483)	$1,290	$(8,357)
Product	(3,107)	(1,232)	733

Consolidated income (loss) from operations	$(6,590)	$58	$(7,624)

Depreciation and amortization of tangible and intangible assets by segment:
DIS	$3,763	$4,464	$5,433
Product	453	714	890

Consolidated depreciation and amortization	$4,216	$5,178	$6,323

	As of December 31,
	2010	2009
Identifiable assets by segment:
DIS	$13,874	$18,067
Product	38,547	40,622

Consolidated assets	$52,421	$58,689

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), the Company carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors and corporate governance is incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2011, or the “2011 Proxy Statement,” under the headings “Election of Directors,” “Board of Directors and Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.” The Company have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website, www.digirad.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation,” in our 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the information set forth under the captions “Executive Compensation—Equity Compensation Plan Information” and “Security Ownership,” in our 2011 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the information set forth under the captions “Corporate Governance and Board of Directors—Director Independence” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance,” in our 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the information set forth under the caption “Proposal Number II—Ratification of Selection of Independent Registered Public Accounting Firm,” in our 2011 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules

Documents filed as part of this report:

1. Financial Statements:

The financial statements of Digirad Corporation listed below are set forth in Item 8 of this report for the year ended December 31, 2010:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b) Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1(11)	Asset Purchase Agreement, by and between Digirad Corporation, Digirad Imaging Solutions, Inc., Digirad Ultrascan Solutions, Inc. and Ultrascan, Inc. dated May 1, 2007.

2.2(19)	Asset Purchase Agreement, dated February 2, 2009, by and among the Company, Digirad Imaging Solutions, Inc. and MD Office Solutions.

2.3(20)	Asset Purchase Agreement, dated as of March 2, 2009, by and among Digirad Imaging Solutions, Inc. Daniel D. Rice, Denise Nelson, Greg Nelson and Antigua Medical Services, LLC.

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(13)	Amended and Restated Bylaws.

4.1(2)	Form of Specimen Stock Certificate.

4.2(14)	Preferred Stock Rights Agreement, by and between Digirad Corporation and American Stock Transfer and Trust Company, dated November 22, 2005.

10.1(2)†	License Agreement, by and between Digirad Corporation and the Regents of the University of California dated May 19, 1999, as amended.

10.2(1)†	Amendment to License Agreement by and between Digirad Corporation and the Regents of the University of California, dated July 28, 2004, as amended.

Exhibit Number	Description

10.3(2)†	License Agreement, by and between Digirad Corporation and Cedars-Sinai Health System, dated May 22, 2001, as amended.

10.4(2)†	License Agreement, by and between Digirad Corporation and Cedars-Sinai Health System, dated April 1, 2003, as amended.

10.6(2)†	Development and Supply Agreement, by and between Digirad Corporation and QuickSil, Inc., dated June 28, 1999, as amended.

10.7(10)#	Digirad Corporation 2004 Stock Incentive Plan, as Amended and Restated on August 2, 2007.

10.8(7)#	Form of Notice of Stock Option Award and Stock Option Award Agreement for 2004 Stock Incentive Plan.

10.9(2)#	2004 Non-Employee Director Option Program.

10.10(7)#	Form of Notice of Stock Option Award and Stock Option Award Agreement for 2004 Non-Employee Director Option Program.

10.11(2)#	Form of Indemnification Agreement.

10.12(12)+	Agreement for Services between the Registrant’s wholly-owned subsidiary, Digirad Imaging Solutions, Inc. and MBR and Associates, Inc., dated April 1, 2008.

10.15(15)#	Executive Employment Agreement, by and between Digirad Corporation and Todd Clyde, dated October 30, 2008.

10.16(16)#	Amendment to Employment Agreement, dated December 31, 2010, by and between the Company and Todd P. Clyde.

10.17(17)#	Executive Employment Agreement, by and between the Company and Richard B. Slansky, dated February 9, 2009.

10.18(16)#	Amendment to Employment Agreement, dated December 31, 2010, by and between the Company and Richard B. Slansky.

10.19(16)#	Severance Agreement, dated December 31, 2010, by and between the Company and Virgil Lott.

10.20(16)#	Severance Agreement, dated December 31, 2010, by and between the Company and Randy Weatherhead.

10.21(18)	Commercial Lease Agreement, dated August 1, 2009, by and between the Company and B. Young Properties, LLC.

21.1(2)	Subsidiaries of Digirad Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page of this Form 10-K).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(9)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.2(9)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	This exhibit was previously filed as an exhibit to the Company’s current report on Form 8-K originally filed with the Commission on May 3, 2006, as amended thereafter, and is incorporated herein by reference.
(2)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on March 19, 2004, as amended thereafter, and is incorporated herein by reference.
(3)	Reserved.
(4)	Reserved.
(5)	Reserved.
(6)	Reserved.
(7)	This exhibit was previously filed as an exhibit to the Company’s annual report on Form 10-K filed with the Commission on March 3, 2005, and is incorporated herein by reference.
(8)	Reserved.
(9)	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Digirad Corporation under the Securities Exchange Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
(10)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on August 7, 2007, and is incorporated herein by reference.
(11)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on May 7, 2007, and is incorporated herein by reference.
(12)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-K filed with the Commission on February 20, 2007, and is incorporated herein by reference.
(13)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 8-K filed with the Commission on May 9, 2007, and is incorporated herein by reference.
(14)	The exhibit was previously filed as an exhibit to the Registration Statement on Form 8-A originally filed with the Commission on November 29, 2005, and is incorporated herein by reference.
(15)	This exhibit was previously filed as an exhibit to the Company’s annual report on Form 10-K filed with the Commission on February 13, 2009, and is incorporated herein by reference.
(16)	This exhibit was previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Commission on January 3, 2011, and is incorporated herein by reference.
(17)	This exhibit was previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Commission on February 17, 2009, and is incorporated herein by reference.
(18)	This exhibit was previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Commission September 4, 2009, and is incorporated herein by reference.
(19)	This exhibit was previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Commission on February 6, 2009, and is incorporated herein by reference.
(20)	This exhibit was previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Commission on March 4, 2009, and is incorporated herein by reference.

†	Digirad Corporation has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Commission.
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Commission.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGIRAD CORPORATION

Dated: March 8, 2011	By:	/S/ TODD P. CLYDE
	Name:	Todd P. Clyde
	Title:	President, Chief Executive Officer and Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Todd P. Clyde and Richard B. Slansky, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ TODD P. CLYDE Todd P. Clyde	President and Chief Executive Officer (Principal Executive Officer)	March 8, 2011

/S/ RICHARD B. SLANSKY Richard B. Slansky	Chief Financial Officer (Principal Financial Officer)	March 8, 2011

/S/ R. KING NELSON R. King Nelson	Director (Chairman of the Board of Directors)	March 8, 2011

/S/ GARY F. BURBACH Gary F. Burbach	Director	March 8, 2011

/S/ STEVE C. MENDELL Steve C. Mendell	Director	March 8, 2011

/S/ JOHN W. SAYWARD John W. Sayward	Director	March 8, 2011

/S/ KENNETH OLSON Kenneth Olson	Director	March 8, 2011