Form 10-Q
period 2011-03-31
DIGIRAD CORP
filed 2011-05-06
CIK 707388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of April 28, 2011, the registrant had 19,281,962 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Digirad Corporation

Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,586	$20,459
Securities available-for-sale	8,974	9,788
Accounts receivable, net	8,181	7,527
Inventories, net	5,529	5,432
Other current assets	1,426	1,038

Total current assets	45,696	44,244
Property and equipment, net	6,385	7,185
Intangible assets, net	714	808
Goodwill	184	184

Total assets	$52,979	$52,421

Liabilities and stockholders’ equity
Accounts payable	$2,427	$1,871
Accrued compensation	2,156	1,600
Accrued warranty	372	378
Deferred revenue	2,116	2,379
Other accrued liabilities	2,141	2,096

Total current liabilities	9,212	8,324
Deferred rent	138	138

Total liabilities	9,350	8,462

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 18,640,228 and 18,597,311 shares issued and outstanding (net of treasury shares) at March 31, 2011 and December 31, 2010, respectively	2	2
Treasury stock, at cost; 573,218 shares at March 31, 2011 and December 31, 2010	(1,039)	(1,039)
Additional paid-in capital	155,012	154,785
Accumulated other comprehensive (loss) income	(107)	63
Accumulated deficit	(110,239)	(109,852)

Total stockholders’ equity	43,629	43,959

Total liabilities and stockholders’ equity	$52,979	$52,421

See accompanying notes to consolidated financial statements.

Digirad Corporation

Consolidated Statements of Operations

(Unaudited and in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenues:
DIS	$9,596	$10,723
Product	4,579	4,346

Total revenues	14,175	15,069
Cost of revenues:
DIS	7,762	8,803
Product	2,894	2,894

Total cost of revenues	10,656	11,697

Gross profit	3,519	3,372
Operating expenses:
Research and development	708	725
Marketing and sales	1,424	1,630
General and administrative	2,104	2,262
Amortization of intangible assets	94	132
Restructuring (gain) loss	(164)	—

Total operating expenses	4,166	4,749

Loss from operations	(647)	(1,377)
Other income (expense):
Interest income	208	122
Interest expense	(13)	(2)
Other income	65	22

Total other income	260	142

Net loss	$(387)	$(1,235)

Net loss per common share – basic and diluted	$(0.02)	$(0.07)

Weighted average shares outstanding – basic and diluted	18,943	18,670

See accompanying notes to consolidated financial statements.

Digirad Corporation

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(387)	$(1,235)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	862	1,048
Amortization of intangible assets	94	132
Provision for bad debt	144	5
Stock-based compensation	227	176
(Gain) loss on disposal of assets	(34)	(2)
Amortization of premium (accretion of discount) on securities available-for-sale	(106)	89
Changes in operating assets and liabilities:
Accounts receivable	(734)	(1,140)
Inventories	(87)	(113)
Other assets	(388)	(73)
Accounts payable	556	408
Accrued compensation	556	(31)
Deferred revenue	(263)	(177)
Other accrued liabilities	97	104

Net cash (used in) provided by operating activities	538	(809)

Investing activities
Purchases of property and equipment	(103)	(311)
Proceeds from sale of property and equipment	—	7
Purchases of securities available-for-sale	—	(1,596)
Maturities of securities available-for-sale	750	2,682

Net cash provided by investing activities	647	782

Financing activities
Issuances of common stock	—	28
Repurchases of common stock	—	(49)
Repayment of obligations under capital leases	(58)	(15)

Net cash used in financing activities	(58)	(36)

Net increase (decrease) in cash and cash equivalents	1,127	(63)
Cash and cash equivalents at beginning of period	20,459	13,560

Cash and cash equivalents at end of period	$21,586	$13,497

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

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements were derived from and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 9, 2011 from which the December 31, 2010 balance sheet information was derived.

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

Total share-based compensation expense related to all of the Company’s share-based awards for the three months ended March 31, 2011 and 2010 was allocated in the consolidated statements of operations as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Cost of revenues:
DIS	$4	$7
Product	29	11
Research and development	22	9
Marketing and sales	36	19
General and administrative	136	130

Share-based compensation expense	$227	$176

Share-based compensation expense per share:
Basic and diluted	$0.01	$0.01

Comprehensive Loss

Comprehensive loss consists of the following components (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss, as reported	$(387)	$(1,235)
Unrealized gain (loss) on marketable securities	(107)	185

Comprehensive loss	$(494)	$(1,050)

Note 3. Basic and Diluted Net Income (Loss) Per Share

Basic earnings per share (EPS) is calculated by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding. Diluted EPS is computed by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units under the treasury stock method. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. Shares used to compute basic net income (loss) per share include 305,348 and 199,000 vested restricted stock units for the three months ended 2011 and 2010, respectively.

Since the Company incurred net losses for the three months ended March 31, 2011 and 2010, 611,906 and 514,717 common share equivalents were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2011 and 2010, respectively, as their effect would be antidilutive.

Note 4. Supplementary Balance Sheet Information (in thousands):

	March 31, 2011	December 31, 2010
Inventories, net:
Raw materials	$2,851	$3,050
Work-in-process	2,705	2,641
Finished goods	1,905	1,632

	7,461	7,323
Less reserve for excess and obsolete inventories	(1,932)	(1,891)

	$5,529	$5,432

Property and equipment, net:
Machinery and equipment	$21,370	$21,627
Computer hardware and software	2,432	2,417
Leasehold improvements	807	807

	24,609	24,851
Accumulated depreciation	(18,224)	(17,666)

	$6,385	$7,185

Intangible assets, net:
Customer relationships	$2,600	$2,600
Covenants not to compete	300	300
Patents	141	141

	3,041	3,041
Accumulated amortization of customer relationships	(2,017)	(1,942)
Accumulated amortization of covenants not to compete	(235)	(220)
Accumulated amortization of patents	(75)	(71)

	$714	$808

Other accrued liabilities:
Radiopharmaceuticals and consumable medical supplies	$414	$365
Sales and property taxes payable	405	464
Professional fees	348	284
Outside services and consulting	238	318
Facilities and related costs	190	210
Travel expenses	96	101
Other accrued liabilities	450	354

	$2,141	$2,096

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company did not have any Level 1 assets or liabilities as of March 31, 2011 and December 31, 2010.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets as of March 31, 2011 and December 31, 2010 included its investments in corporate debt securities which were valued by a third party pricing vendor using proprietary valuation models (typically discounted cash flow models) and analytical tools. The inputs to these models related to similar instruments and were both objective and publicly available.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company did not have any Level 3 assets or liabilities as of March 31, 2011 and December 31, 2010.

As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were recorded at fair value as of March 31, 2011 and December 31, 2010 (in thousands).

	At Fair Value as of March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	—	$8,974	—	$8,974

	At Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	—	$9,788	—	$9,788

Cash Equivalents

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. Cash equivalents primarily are funds invested in money market funds and U.S. treasury securities whose cost equals fair market value.

Securities Available for Sale

Securities available-for-sale consists of investment grade corporate debt securities. The Company classifies all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholder’s equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in interest income within the consolidated statements of operations. Realized gains were $0.2 million and $0.1 million during the three months ended March 31, 2011 and 2010, respectively. The amortization, accretion and interest income are included in interest income within the accompanying consolidated statements of operations.

The following table sets forth the composition of securities available for sale as of March 31, 2011 and December 31, 2010 (in thousands):

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of March 31, 2011			Gains	Losses
Corporate debt securities	3 or less	9,081	15	(122)	8,974

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of December 31, 2010			Gains	Losses
Corporate debt securities	3 or less	9,851	28	(91)	9,788

The Company does not intend to sell the investments in unrealized loss positions as of March 31, 2011. It’s not more likely than not that the Company will be required to sell its investments before recovery of their amortized costs. As of March 31, 2011, none of the Company’s investments have been in an unrealized loss position for more than 12 months.

Note 6. Warranty

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

The Company’s activities within the warranty reserve consisted of the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$378	$332
Charges to cost of revenues	216	182
Costs applied to liability	(222)	(185)

Balance at end of period	$372	$329

Note 7. Segments

The Company’s reporting segments have been determined based on the nature of the products and services offered to customers or the nature of their function in the organization. The Company evaluates performance based on the operating income contributed by each segment. The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2011. Segment results are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Gross profit by segment:
DIS	$1,834	$1,920
Product	1,685	1,452

Consolidated gross profit	$3,519	$3,372

Loss from operations by segment:
DIS	$(294)	$(954)
Product	(353)	(423)

Consolidated loss from operations	$(647)	$(1,377)

Depreciation and amortization of tangible and intangible assets by segment:
DIS	$871	$1,038
Product	85	142

Consolidated depreciation and amortization	$956	$1,180

	As of March 31, 2011	As of December 31, 2010
Identifiable assets by segment:
DIS	$14,641	$13,874
Product	38,338	38,547

Consolidated assets	$52,979	$52,421

Note 8. Income Taxes

As of December 31, 2010, the Company had unrecognized tax benefits of approximately $1.6 million. There has been no significant change in unrecognized tax benefits through March 31, 2011. Included in the unrecognized tax benefits of $1.6 million at December 31, 2010 was $1.4 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate, subject to the valuation allowance. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to income tax examination by tax authorities for years prior to 2006; however, its net operating loss and research credit carry-forwards arising prior to that year are subject to adjustment. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of March 31, 2011 and December 31, 2010.

Note 9. Commitments and Contingencies

Stock Repurchase Program

On February 4, 2009, the Company’s board of directors authorized a stock buyback program to repurchase up to an aggregate of $2.0 million of its issued and outstanding common shares. The timing and extent of the repurchase depends upon market conditions, applicable legal requirements, and other factors. During the three months ended March 31, 2011, the Company had not repurchased any shares of its common stock under the stock buyback program. Since the inception of the program, the Company has repurchased 573,218 shares of its common stock at a cost of $1.0 million, at a weighted average price of $1.79 per share.

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

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q, and the audited financial statements and notes as of and for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2011. Operating results are not necessarily indicative of results that may occur in future periods.

This report contains various forward-looking statements regarding our business, financial condition, results of operations and future plans and projects. Forward-looking statements discuss matters that are not historical facts and can be identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates,” “can,” “could,” “may,” “will,” “would,” “might” or similar expressions. In this report, for example, we make forward-looking statements regarding, among other things, our expectations about the rate of revenue growth in specific business segments and the reasons for that growth and our profitability, our expectations regarding an increase in sales, strategic traction and marketing and sales spending, uncertainties relating to our ability to compete, uncertainties relating to our ability to increase our market share, changes in coverage and reimbursement policies of the Center for Medicare and Medicaid Services along with third-party payers and the effect on our ability to sell our products and services, our ability to timely develop new products or services that will be accepted by the market, competition from alternative imaging modalities, declining average selling prices for our Product offerings, supplies of radiopharmaceuticals, and the profitability of our business.

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

Our Business Segments

We generate revenues within two primary operating segments: DIS (our personnel and equipment leasing service business) and our Product segment (the manufacture and sales of our medical diagnostic camera business).

Our DIS Segment. Through DIS, we offer a comprehensive personnel and equipment leasing services program as an alternative to purchasing a gamma camera or ultrasound equipment for physicians who wish to perform nuclear imaging, echocardiography, vascular ultrasound, or any combination of these procedures in their offices by leasing the imaging system, certified personnel and other support required to perform imaging in the physician’s office. The flexibility of our products and our DIS leasing service allows physicians more control over the diagnosis and treatment of their patients in their offices and to retain revenue from procedures they would otherwise refer elsewhere. DIS leasing services are primarily provided to cardiologists, internal medicine physicians and family practice doctors who enter into annual contracts for personnel and equipment services delivered on a per-day basis. Our typical lease contracts provide service coverage ranging from once per month to five times per week. We experience some seasonality in our DIS business related to vacations, holidays and inclement weather.

Our Product Segment. Our Product revenue results primarily from selling solid-state gamma cameras and camera maintenance contracts. We sell our imaging systems to physician offices, hospitals, and imaging centers primarily in the United States, although we have sold a small number of imaging systems internationally. In order to address an industry need for an attenuation correction solution and as part of our product roadmap, we introduced a new product in 2009 called our Cardius® X-ACT camera, which is a rapid cardiac SPECT/VCT imager. The Cardius® X-ACT camera is positioned toward the hospital market and larger cardiology practices. In 2010, we expanded our product line further and introduced our new ergo™ general purpose portable imaging system, which is also targeted to hospital customers. The ergo™ system is designed to create images of the inside of a patient’s body using radioactive isotopes. The ergo™ system can be moved around the hospital so patients who cannot be taken to a nuclear medicine department can still be scanned. It includes a detector with a 12.5-inch-by-15.5-inch field of view, which is large enough to scan lungs and other organs larger than the heart. It is our first nuclear imaging camera not exclusively focused on cardiology. We believe our ergo™ imaging system will allow us to expand into new and growing market segments.

Our Market

The target market for our products and services includes cardiologists, internal medicine physicians, family practice physicians, imaging centers and hospitals in the United States that perform or could perform nuclear cardiac and ultrasound procedures. As of March 31, 2011, we provide imaging services through DIS to more than 1,100 physicians and physician groups. We have sold over 670 cameras through our Product segment. More than half of our DIS nuclear and ultrasound imaging customers are internal medicine physicians or other primary care practitioners, and the remainder are primarily cardiologists. Our market has been negatively affected, particularly in 2010, by lower physician reimbursements from CMS (“Center for Medicare and Medicaid Services”) and third party providers for the codes under which our physician customers bill for our services, pricing pressures, decreases in radiopharmaceutical isotope supplies and continuing efforts by some third party payers to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications. We have been addressing and will continue to address these market pressures by introducing new products and modifying our DIS business model. We anticipate introducing other new products and services in 2011 and beyond.

Trends and Drivers

The medical device industry, including the market for nuclear and ultrasound imaging systems and services, is highly competitive. Our business continues to be affected by many factors, including generally declining healthcare reimbursement rates for cardiac imaging procedures (although reimbursement for nuclear imaging increased in 2011, it did not offset the declines in 2010), competition from alternative imaging modalities such as positron emission tomography (PET) and computed tomography (CT) angiography, competition from other small owner-operated mobile nuclear imaging providers, declining average selling prices for our product offerings and general uncertainty in the healthcare marketplace. We continue to experience significant market changes due to the decline in reimbursement rates and the uncertainty with healthcare legislation. We also continue to experience lower demand for our cameras, partially due to very limited hospital and physician group capital budgets and the general downturn in the economy. We expect most of these trends to continue in the foreseeable future.

In our DIS segment, our physician customers experienced a significant decrease in reimbursement in 2010 from CMS and third party providers for the codes under which our physician customers bill for our services. This decrease caused our physician customer to complete fewer scans in their office which reduced the volume of our service and forced us to reduce the pricing for our services. The challenges of 2010 have eased considerably and reimbursements for 2011 have actually increased. Furthermore, the worldwide medical radiopharmaceutical shortage that reduced the number of our scan days in 2010 is over and the supply appears to be completely restored. The uncertainty over the enactment of future legislation that may impact reimbursement rates continues to linger and cause concern with our physician customers. Congress is expected to address this issue before the end of the year. We continue to modify our business model in order to adapt to environmental and regulatory changes in our dynamic healthcare marketplace.

In our Product segment, we continue to build on past Product segment achievements by introducing new products targeted specifically at the larger physician practices and hospital marketplace. Our target market for our Product segment is shifting with a heavier focus toward the hospital market with the introduction of our Cardius® X-ACT camera and our ergo™ general purpose portable imaging system. In 2009, we received U.S. Food and Drug Administration (FDA) 510(k) clearance for our Cardius® X-ACT imaging system. In 2010, we introduced our new ergo™ general purpose portable imaging system. We believe that our product mix will begin to reflect more ergo™ general purpose portable imaging system sales as we penetrate the hospital marketplace. Although the hospital sales cycles tend to be longer than the in-office market sales cycles, we have already sold and installed several ergo™ imaging systems into leading U.S. hospitals and expect that trend to accelerate.

First Three Months of 2011 Financial Highlights

Our consolidated revenues were $14.2 million for the three months ended March 31, 2011, which represented a decrease of $0.9 million, or 5.9%, over the comparable prior year period. This change was primarily due to a decrease in revenue from our DIS segment and was partially offset by an increase in our Product segment from a higher number of new cameras (compared to used cameras) sold to cardiology practices and hospitals. DIS revenue decreased $1.1 million, or 10.5%, which was primarily due to a continued reduction in our daily personnel and equipment leasing services fee (“lease fee”) from 2010 as well as a reduction in the number of days we were able to scan for our physician customers. The number of scan days was reduced due to the severe weather in the Midwest and East in January and February 2011 in addition to other environmental factors such as physician pre-certification requirements. We reduced our daily lease fee in 2010 to provide more incentive to our physician customers to continue using our services, since CMS reduced reimbursement to the physicians for our imaging procedures. With higher physician reimbursements in 2011, we are working with our physician customers to increase our day lease fee as market conditions and competition permit. Product revenues for the three months ended March 31, 2011 increased by $0.2 million, or 5.4%, compared to the prior year period, primarily due to a higher number of new cameras (compared to used cameras) sold to cardiology practices and hospitals.

We realized a significantly lower net loss for the three months ended March 31, 2011, compared to the same three month period in 2010. Our consolidated net loss for the three months ended March 31, 2011 was $0.4 million, compared to a net loss of $1.2 million during the same period in the prior year. The increase in gross profit of our DIS segment was primarily attributable to an improvement in labor and equipment utilization. The increase in gross profit of our Product segment was primarily attributable to sales of our new ergo™ general purpose portable nuclear imaging system which yield a higher average selling price than the cameras sold in the prior year same period.

Our DIS business currently operates in 19 states. For the three months ended March 31, 2011, DIS operated 63 nuclear gamma cameras and 68 ultrasound imaging systems, compared to 73 nuclear gamma cameras and 62 ultrasound imaging systems during the same period in the prior year. The decrease in nuclear gamma cameras was primarily due to a decline in the number of days our customers needed our services and our desire to maximize utilization of our equipment. We are seeking to improve our overall profitability through more efficient utilization of our fleet of gamma cameras and ultrasound equipment. In some cases, we use cameras as “back-up” cameras (which reside at our various hub locations and are used when primary cameras are in need of repair); and in other cases, we sell or move our cameras to fixed site customer locations. We measure efficiency by tracking system utilization, which is measured based on the percentage of days that our nuclear gamma cameras and ultrasound equipment are used to deliver services to customers out of the total number of days that they are available to deliver such services. System utilization decreased to 57.6% for the three months ended March 31, 2011, compared to 61.8% during the same period in the prior year, primarily due to fewer scan days as discussed above.

Results of Operations

The following table sets forth our results from operations expressed as percentages of revenues for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	% of 2011 Revenues	2010	% of 2010 Revenues	Change from Prior Year
					Dollars	Percent
Revenues:
DIS	$9,596	67.7%	$10,723	71.2%	$(1,127)	(10.5)%
Product	4,579	32.3%	4,346	28.8%	233	5.4%

Total revenues	14,175	100%	15,069	100%	(894)	(5.9)%

Total cost of revenues	10,656	75.2%	11,697	77.6%	(1,041)	(8.9)%

Gross profit	3,519	24.8%	3,372	22.4%	147	4.4%

Operating Expenses:
Research and development	708	5.0%	725	4.8%	(17)	(2.3)%
Marketing and sales	1,424	10.0%	1,630	10.8%	(206)	(12.6)%
General and administrative	2,104	14.8%	2,262	15.0%	(158)	(7.0)%
Amortization of intangible assets	94	0.7%	132	0.9%	(38)	(28.8)%
Restructuring (gain) loss	(164)	(1.2)%	—	0.0%	(164)	(100.0)%

Total operating expenses	4,166	29.4%	4,749	31.5%	(583)	(12.2)%
Loss from operations	(647)	(4.6)%	(1,377)	(9.1)%	(730)	(53.0)%

Other income	260	1.8%	142	0.9%	118	83.1%

Net Loss	$(387)	(2.7)%	$(1,235)	(8.2)%	$(848)	(68.7)%

Comparison of Three Months Ended March 31, 2011 and 2010

Revenues

Consolidated. Consolidated revenue was $14.2 million for three months ended March 31, 2011, which represents a decrease of $0.9 million, or 5.9%, compared to the prior year quarter, primarily as a result of a decrease in revenue from our DIS segment, partially offset with an increase in our Product segment from higher camera sales. DIS revenue accounted for 67.7% of total revenues for 2011, compared to 71.2% for the prior year quarter. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue.

DIS. Our DIS revenue was $9.6 million for the three months ended March 31, 2011, which represents a decrease of $1.1 million, or 10.5%, compared to the prior year quarter. The decrease resulted from our decision in 2010 to reduce our daily lease fee, combined with a reduction in the number of days we were able to scan for our physician customers. The number of scan days was reduced partially due to the severe weather in the Midwest and East in January and February 2011 and partially due to other environmental factors such as physician pre-certification requirements.

Product. Our Product revenue was $4.6 million for the three months ended March 31, 2011, which represents an increase of $0.2 million, or 5.4%, compared to the prior year quarter. The increase in revenue was primarily due to a higher number of new cameras (compared to used cameras) sold.

Cost of Revenue and Gross Profit

Consolidated. Consolidated gross profit was $3.5 million for the three months ended March 31, 2011, representing an increase of $0.1 million, or 4.4%, compared to the prior year quarter. The increase in consolidated gross profit is primarily the result of improving gross margins in DIS due to decreased revenues that caused us to reduce our labor costs during the three months ended March 31, 2011. Consolidated gross profit as a percentage of revenue increased to 24.8% for the three months ended March 31, 2011 from 22.4% for the prior year quarter.

DIS. Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with the provision of services. Cost of DIS revenue was $7.8 million for the three months ended March 31, 2011, representing a decrease of $1.0 million, or 11.8%, compared to the prior year quarter. The decrease in cost of DIS revenue is primarily a result of decreased expenses from fewer scans and also from more efficient utilization of labor and equipment. DIS gross profit was $1.8 million for the three months ended March 31, 2011, which represents a decrease of $0.1 million, or 4.5%, from a gross profit of $1.9 million for the prior year quarter. DIS gross profit as a percentage of DIS revenue increased to 19.1% for the three months ended March 31, 2011 from 17.9% for the prior year quarter. The improvement in operational performance is primarily associated with the management of labor and equipment resources.

Product. Cost of Product revenue primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Cost of revenues for the Product segment was $2.9 million for the three months ended March 31, 2011, representing the same amount, compared to the prior year quarter. The stability in cost of Product revenue is primarily a result of ergo™ camera sales during the current quarter and the mix of new and used cameras compared to the prior year quarter. Product gross profit was $1.7 million for the three months ended March 31, 2011, representing an increase of $0.2 million, or 16.0%, compared to the prior year period. Product gross profit as a percentage of Product revenue increased to 36.8% for the three months ended March 31, 2011 compared to 33.4% for the prior year quarter, primarily due to the mix of new versus used cameras sold.

Operating Expenses

Research and Development. Research and development expenses are the costs associated with the design, development and enhancement of our products, and consist of salaries, development material costs, facility and overhead costs, consulting fees, and non-recurring engineering costs. We continue to invest in research and development with a focus on innovation as we seek to improve our existing technology. In 2009 and 2010, we received U.S. Food and Drug Administration 510(k) clearance for our new Cardius® X-ACT imaging system and ergo™ general purpose portable imaging system, respectively. Research and development expenses were $0.7 million for the three months ended March 31, 2011, representing the same amount compared to the prior year quarter. Research and development expenses were 15.5% of Product revenue for the three months ended March 31, 2011 compared to 16.7% in the prior year quarter, a decrease of 2.3%. We plan to continue investing in our technology platform to penetrate new and existing market segments, support new product introductions and attract new customers.

Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and trade show costs. Marketing and sales expenses were $1.4 million for the three months ended March 31, 2011, representing a decrease of $0.2 million, or 12.6%, compared to the prior year quarter, primarily as a result of lower personnel related costs and marketing support costs. Marketing and sales expenses as a percentage of total revenues were 10.0% varying slightly from 10.8% for the three months ended March 31, 2011 and 2010, respectively.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology and executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $2.1 million for the three months ended March 31, 2011, representing a decrease of $0.2 million, or 7.0%, compared to the prior year quarter. This decrease is primarily the result of lower bad debt reserves and lower legal and consulting services compared to the prior year period. General and administrative expenses were 14.8% of total revenue for the three months ended March 31, 2011 compared to 15.0% for the prior year quarter.

Restructuring (gain) loss. In 2009, we financed a note receivable related to certain assets that we sold as part of our restructuring efforts. We fully reserved the note at that time. The buyer recently paid the note in full and we recognized a gain on the transaction in the current quarter.

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

As of March 31, 2011, we had cash, cash equivalents and securities available-for-sale of $30.6 million. We currently invest our cash reserves in money market funds as well as corporate debt securities. Based upon our current level of expenditures, we believe our current working capital, together with cash flows from operating activities, will be more than adequate to meet our anticipated cash requirements for working capital, debt service and capital expenditures for at least the next 12 months.

Cash Flows

The following table shows cash flow information for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in) operating activities	$538	$(809)
Net cash provided by investing activities	647	782
Net cash used in financing activities	(58)	(36)

Operating Activities

Net cash provided by operating activities increased $1.3 million, or 166.5%, for the three months ended March 31, 2011 compared to the prior year period. This increase was primarily attributable to our decreased net loss partially offset by changes in working capital.

Investing Activities

Net cash provided by investing activities decreased $0.1 million, or 17.3%, for the three months ended March 31, 2011 compared to the prior year period. This decrease was primarily attributable to fewer maturities of securities available-for-sale and fewer capital expenditures during the three months ended March 31, 2011.

Financing Activities

Net cash used in financing activities increased by less than $0.1 million, or 61.0%, for the three months ended March 31, 2011 compared to the prior year period. This increase was primarily attributable to issuances of common stock related to exercises of stock options during the three months ended March 31, 2010 that did not occur during the three months ended March 31, 2011.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition and inventory valuation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. The accounting policies are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2011.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the Risk Factors described under “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 9, 2011, other than:

•	removal of the risk factor entitled “Failure to retain qualified technologists could limit our growth and adversely affect our business”;

•

changes to the risk factor below entitled “Our manufacturing operations are highly dependent upon the availability of certain third-party suppliers, thereby making us vulnerable to supply problems that could harm our business,” which has been updated to reflect the recent developments with one of our sole suppliers of a key component of our gamma cameras.

Risks Related to Our Business and Industry

Our revenues may decline further due to reductions in Medicare reimbursement rates.

The success of our business is largely dependent upon our medical professional customers’ ability to provide diagnostic imaging care to their patients in an economically sustainable manner, either through the purchase of our imaging systems or using our lease services, or both. Our customers are directly impacted by changes (decreases and increases) in governmental and private payor reimbursements for diagnostic imaging. Although we are not directly impacted by changes in reimbursements, we make every effort to act as business partners with our physician customers, e.g., in 2010, we proactively adjusted the fair market value of our personnel and equipment leasing services rate due to the dramatic reimbursement declines that our customers were facing. Although Medicare/Medicaid reimbursement for the imaging modalities that we offer increased slightly in 2011 in the physician office setting, this occurred only after a significant decline in ultrasound reimbursements in 2009 (phased-in over the next four years) and a significant decline in nuclear reimbursements in 2010. Current reimbursement has not yet been restored to prior levels. Private payors often follow the lead of Medicare/Medicaid with respect to reimbursement criteria and payment levels. This causes greater pricing pressure on our lease services and also influences buying decisions of our individual physician Product customers. Hospital reimbursements, however, have remained higher and our newer imaging systems are better targeted to serve this expanding hospital market. Only a small portion of our DIS business segment operates in the hospital market.

Further cuts in reimbursements could significantly impact the viability of in-office imaging performed by independent physicians. The uncertainty surrounding this issue and the historical decline in reimbursements has resulted in cancellations of imaging days in our personnel and equipment lease services business and the delay of purchase and lease decisions by our existing and prospective customers in our Product sales business. Additional declines in Medicare/Medicaid reimbursement for our relevant diagnostic imaging modalities are possible due to the many factors, including but not limited to the threatened implementation of the federal sustainable growth factor (SGR). The SGR is part of the relative value unit (RVU), a formula that was enacted by Congress as part of the Balanced Budget Act of 1997 to control the cost of the Medicare program. It applies to all health services paid for by Medicare, not just diagnostic imaging. The application of the SGR has been delayed by Congress for many years and most recently, Congressional action has delayed it again until January 1, 2012. If Congress allows the SGR to go into effect in 2012, all Medicare codes could incur a reimbursement reduction of approximately 31%. Though Congressional leadership has said they will address this issue before the end of the year , there is no assurance the issue will be timely or favorably resolved, and if not favorably resolved, it could have a material adverse impact on our business.

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

In late 2010, the sole supplier of a key component of our new ergo™ gamma camera ceased production of a critical component. We have a limited supply of that key component and are working with a new supplier now, with the expectation that they will come online with a sufficient quantity of quality product. Although our preliminary testing of initial batches has been positive and we believe this vendor will perform satisfactorily, there can be no assurances that the supplier will provide the key component quality and quantity as specified. If the key component is not available when we need it, it could adversely impact our production capability and therefore negatively impact our financial condition. In addition to our work with this new supplier, we are pursuing alternative vendor solutions for this critical component.

Our lease operations are highly dependent upon the availability of certain radiopharmaceuticals, thereby making us vulnerable to supply problems and price fluctuations that could harm our business.

Our personnel and equipment leasing service involves the use of radiopharmaceuticals. There were significant disruptions in the international supply of these radiopharmaceuticals in parts of 2009 and 2010, which caused us to cancel services that would have otherwise been provided and this adversely affected our financial condition in late 2009 and 2010. Although the two major nuclear reactors supplying medical radiopharmaceuticals worldwide came back on-line at the end of the third quarter of 2010 and we have developed a strong relationship with a radio pharmacy company, there is no guarantee that the reactors will remain in good repair and our supplier will have continuing access to ample supply of product. If we are unable to obtain an adequate supply of the necessary radiopharmaceuticals, we may be unable to lease our personnel and equipment through our in-office service operations, or the volume of our services could decline and our business may be adversely affected. Shortages can also cause price increases that may not be accounted for in third party reimbursement rates, thereby causing us to lose margin or require us to pass increases on to our physician customers.

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

The market for cardiac nuclear imaging cameras is limited and has been decreasing. Our competition has greater resources and a more diverse product offering than we do. Some of our competitors enjoy significant advantages over us, including greater name recognition, greater financial and technical resources, established relationships with healthcare professionals, larger distribution networks, and greater resources for product development, as well as more extensive marketing and sales resources. Additionally, certain medical device companies have developed alternative portable cameras that directly compete with our product offerings. If we are unable to expand our current market share, our revenues could decline.

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

We have historically experienced seasonality in our personnel and equipment leasing services business, and recent volatility due to the changing health care environment, the variable supply of radio-pharmaceuticals, and the downturn in the U.S. economy. While our physicians are obligated to pay us for all lease days to which they have committed, our contracts permit some flexibility in scheduling when services are to be performed. We cannot predict with certainty the degree to which seasonal circumstances such as the summer slowdown, winter holiday vacations and weather conditions may affect the results of our operations. We have also experienced fluctuations in demand of our cardiac nuclear gamma cameras due to economic conditions, capital budget availability, or other financial or business reasons. In addition, due to the way that customers in our target markets acquire our products, a large percentage of our camera orders are booked during the last month of each quarterly accounting period. As such, a delivery delay of only a few days may significantly impact our quarter-to-quarter comparisons. Moreover, the sales cycle in our Product segment for cameras is typically lengthy, particularly with our recent entry into the hospital market, which may cause us to experience significant revenue fluctuations. For these reasons, quarterly and annual sales and operating results may vary in the future. Therefore, period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

Our common stock is thinly traded and our options plan could affect the trading price of our common stock.

Our common stock is thinly traded and any significant sales of our common stock may cause volatility in our common stock price. We also have registered shares of common stock that we may issue under our employee benefit plans or from our treasury stock. Accordingly, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. If any of these stockholders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. Although we are only aware of two single stockholders owning more than 4.99% of our stock and no one owning more than 14.99% of our stock, one or more stockholders holding a significant amount of our common stock might be able to significantly influence matters requiring approval by our stockholders, possibly including the election of directors and the approval of mergers or other business combination transactions.

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

Our manufacturing operations, research and development activities and executive offices are located in a single facility in Poway, California, near known fire areas and earthquake fault zones. Any future natural disaster could cause substantial delays in our Product operations, damage to our manufacturing equipment, research and development efforts and inventory, and cause us to incur additional expenses. Although we have taken precautions to insure our facilities and continuing operations, as well as provide for offsite back-up of our information systems, this may not be adequate to cover our losses in any particular case. A disaster could significantly harm our business and results of operations.

The medical device industry is litigious, which could result in the diversion of our management’s time and efforts, and require us to pay damages which may not be covered by our insurance.

Our operations entail risks of claims or litigation relating to product liability, radioactive contamination, patent infringement, trade secret disclosure, warranty claims, product recalls, property damage, misdiagnosis, personal injury, and death. Any litigation or claims against us, or claims we bring against others, may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of our management from our core business and harm our reputation. We may incur significant liability in the event of any such litigation, regardless of the merit of the action. If we are unable to obtain insurance, or if our insurance is inadequate to cover claims, our cash reserves and other assets could be negatively impacted. Additionally, costs associated with maintaining our insurance could become prohibitively expensive, and our ability to become or remain profitable could be diminished.

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

On February 4, 2009, our Board of Directors approved a stock repurchase program whereby we may, from time to time, purchase up to $2.0 million worth of our common stock in the open market, in privately negotiated transactions or otherwise, at prices that we deem appropriate. The plan has no expiration date. Details of purchases made during the years ended December 31, 2009, 2010 and the three months ended March 31, 2011 are as follows:

	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
Period:
February 4, 2009 — February 28, 2009	8,700	$0.98	8,700	$1,991,474
March 1, 2009 — March 31, 2009	2,600	0.99	11,300	1,988,900
May 1, 2009 — May 31, 2009	183,500	1.26	194,800	1,758,352
June 1, 2009 — September 30, 2009	14,300	1.25	209,100	1,740,438
July 1, 2009 — July 31, 2009	33,200	2.14	242,300	1,669,307
August 1, 2009 — August 31, 2009	192,918	2.02	435,218	1,279,640
September 1, 2009 — September 30, 2009	14,000	2.11	449,218	1,250,085
November 1, 2009 — November 30, 2009	93,200	2.28	542,418	1,037,627
December 1, 2009 — December 31, 2009	5,000	2.38	547,418	1,025,739
February 1, 2010 — February 28, 2010	25,800	1.91	573,218	976,571

As of March 31, 2011:	573,218	$1.79	573,218	$976,571

In addition to the above purchases, John Sayward, a member of our board of directors and an affiliated purchaser as defined in Rule 10b-18(a)(3), purchased 20,000 shares of common stock in the open market at an average price of $1.02 per share in February 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Restated Bylaws

4.1(3)	Form of Specimen Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q originally filed with the Securities and Exchange Commission on August 11, 2004, as amended thereafter, and is incorporated herein by reference.
(2)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007, and is incorporated herein by reference.
(3)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on June 19, 2004, as amended thereafter, and is incorporated herein by reference.
(4)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2004, and is incorporated herein by reference.
(*)	Filed herewith.
(**)	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Digirad Corporation, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIRAD CORPORATION

Date: May 5, 2011	By:	/s/ TODD P. CLYDE
Todd P. Clyde President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2011	By:	/s/ RICHARD B. SLANSKY
Richard B. Slansky Chief Financial Officer (Principal Financial and Accounting Officer)