Form 10-Q
period 2011-06-30
DIGIRAD CORP
filed 2011-07-27
CIK 707388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

As of July 19, 2011, the registrant had 19,340,199 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Digirad Corporation

Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,369	$20,459
Securities available-for-sale	21,771	9,788
Accounts receivable, net	8,077	7,527
Inventories, net	6,061	5,432
Other current assets	832	1,038

Total current assets	46,110	44,244
Property and equipment, net	5,860	7,185
Intangible assets, net	632	808
Goodwill	184	184

Total assets	$52,786	$52,421

Liabilities and stockholders’ equity
Accounts payable	$2,332	$1,871
Accrued compensation	1,972	1,600
Accrued warranty	403	378
Deferred revenue	2,069	2,379
Other accrued liabilities	2,301	2,096

Total current liabilities	9,077	8,324
Deferred rent	134	138

Total liabilities	9,211	8,462

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 18,726,561 and 18,597,311 shares issued and outstanding (net of treasury shares) at June 30, 2011 and December 31, 2010, respectively	2	2
Treasury stock, at cost; 573,218 shares at June 30, 2011 and December 31, 2010	(1,039)	(1,039)
Additional paid-in capital	155,216	154,785
Accumulated other comprehensive income (loss)	(137)	63
Accumulated deficit	(110,467)	(109,852)

Total stockholders’ equity	43,575	43,959

Total liabilities and stockholders’ equity	$52,786	$52,421

See accompanying notes to consolidated financial statements.

Digirad Corporation

Consolidated Statements of Operations

(Unaudited and in thousands, except per share data)

	Three Months Ended June 30,		Six months Ended June 30,
	2011	2010	2011	2010
Revenues:
DIS	$9,950	$9,787	$19,546	$20,509
Product	4,299	3,372	8,878	7,718

Total revenues	14,249	13,159	28,424	28,227
Cost of revenues:
DIS	7,772	8,172	15,534	16,974
Product	2,483	3,079	5,376	5,974

Total cost of revenues	10,255	11,251	20,910	22,948

Gross profit	3,994	1,908	7,514	5,279
Operating expenses:
Research and development	714	870	1,422	1,595
Marketing and sales	1,617	1,551	3,041	3,181
General and administrative	1,866	2,139	3,970	4,400
Amortization of intangible assets	83	107	176	239
Restructuring loss (gain)	—	352	(164)	352

Total operating expenses	4,280	5,019	8,445	9,767

Loss from operations	(286)	(3,111)	(931)	(4,488)
Other income:
Interest income	72	88	280	209
Interest expense	(7)	(2)	(20)	(3)
Other income (expense)	(7)	(59)	57	(37)

Total other income	58	27	317	169

Net loss	$(228)	$(3,084)	$(614)	$(4,319)

Net loss per common share – basic and diluted	$(0.01)	$(0.16)	$(0.03)	$(0.23)

Weighted average shares outstanding – basic and diluted	18,988	18,738	18,963	18,704

See accompanying notes to consolidated financial statements.

Digirad Corporation

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Six months Ended June 30,
	2011	2010
Operating activities
Net loss	$(614)	$(4,319)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,678	1,920
Amortization of intangible assets	176	239
Provision for bad debt	82	74
Stock-based compensation	423	349
Restructuring loss	—	164
(Gain) loss on disposal of assets	(41)	78
(Accretion of discount) amortization of premium on securities available-for-sale	(71)	194
Changes in operating assets and liabilities:
Accounts receivable	(633)	(114)
Inventories	(615)	385
Other assets	206	120
Accounts payable	461	(66)
Accrued compensation	372	227
Other accrued liabilities	(54)	126

Net cash provided by (used in) operating activities	1,370	(623)

Investing activities
Purchases of property and equipment	(396)	(978)
Proceeds from sale of property and equipment	70	40
Purchases of securities available-for-sale	(13,113)	(2,552)
Maturities of securities available-for-sale	1,000	5,408

Net cash (used in) provided by investing activities	(12,439)	1,918

Financing activities
Issuances of common stock	9	39
Repurchases of common stock	—	(49)
Repayment of obligations under capital leases	(30)	(30)

Net cash used in financing activities	(21)	(40)

Net (decrease) increase in cash and cash equivalents	(11,090)	1,255
Cash and cash equivalents at beginning of period	20,459	13,560

Cash and cash equivalents at end of period	$9,369	$14,815

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

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements were derived from and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 9, 2011 from which the December 31, 2010 balance sheet information was derived.

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

Total share-based compensation expense related to all of the Company’s share-based awards for the three and six months ended June 30, 2011 and 2010 was allocated in the consolidated statements of operations as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six months Ended June 30,
	2011	2010	2011	2010
Cost of revenues:
DIS	$4	$10	$8	$18
Product	24	16	53	27
Research and development	20	17	43	26
Marketing and sales	29	31	65	50
General and administrative	119	95	254	228

Share-based compensation expense	$196	$169	$423	$349

Share-based compensation expense per share:
Basic and diluted	$0.01	$0.01	$0.02	$0.02

Comprehensive Loss

Comprehensive loss consists of the following components (in thousands):

	Three Months Ended June 30,		Six months Ended June 30,
	2011	2010	2011	2010
Net loss, as reported	$(228)	$(3,084)	$(614)	$(4,319)
Unrealized loss on marketable securities	(30)	(276)	(200)	(91)

Comprehensive loss	$(258)	$(3,360)	$(814)	$(4,410)

New Accounting Pronouncements

In May, 2011, The FASB issued ASU 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The objective of this amendment is to achieve common fair value measurement and disclosure requirements in U.S GAAP and IFRS. This amendment is to ensure that fair value has the same meaning in U.S. GAAP and IFRS and that their respective fair value measurement and disclosure requirements are the same. This guidance is effective for the first quarter of 2012. The Company does not expect that this authoritative guidance will have any material effect on the Company’s financial statements.

In June, 2011, The FASB issued ASU 2011-5, Presentation of Comprehensive Income. The objective of this amendment is to improve the comparability, consistence, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance is effective beginning with the first quarter of 2012. The Company does not expect that this authoritative guidance will have any material effect on the Company’s financial statements.

Note 3. Basic and Diluted Net Income (Loss) Per Share

Basic earnings per share (EPS) is calculated by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding. Diluted EPS is computed by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units under the treasury stock method. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. Shares used to compute basic net loss per share include 286,706 and 295,975 weighted average vested restricted stock units for the three and six months ended June 30, 2011, respectively, compared to 235,054 and 217,041 for the three and six months ended June 30, 2010, respectively.

Since the Company incurred net losses for the three and six months ended June 30, 2011 and 2010, 674,493 and 637,488 common share equivalents were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2011, respectively, compared to 293,085 and 272,679 for the three and six months ended June 30, 2010, respectively, as their effect would be antidilutive.

Note 4. Supplementary Balance Sheet Information (in thousands):

	June 30, 2011	December 31, 2010
Inventories, net:
Raw materials	$3,339	$3,050
Work-in-process	2,905	2,641
Finished goods	1,697	1,632

	7,941	7,323
Less reserve for excess and obsolete inventories	(1,880)	(1,891)

	$6,061	$5,432

Property and equipment, net:
Machinery and equipment	$21,454	$21,627
Computer hardware and software	2,627	2,417
Leasehold improvements	812	807

	24,893	24,851
Accumulated depreciation	(19,033)	(17,666)

	$5,860	$7,185

Intangible assets, net:
Customer relationships	$2,600	$2,600
Covenants not to compete	300	300
Patents	141	141

	3,041	3,041
Accumulated amortization of customer relationships	(2,082)	(1,942)
Accumulated amortization of covenants not to compete	(250)	(220)
Accumulated amortization of patents	(77)	(71)

	$632	$808

Other accrued liabilities:
Radiopharmaceuticals and consumable medical supplies	$486	$365
Sales and property taxes payable	441	464
Outside services and consulting	365	318
Professional fees	245	284
Facilities and related costs	158	210
Customer deposits	156	144
Travel expenses	98	101
Other accrued liabilities	352	210

	$2,301	$2,096

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company has U.S. treasury securities which are valued based on publicly available quoted prices for identical securities as of June 30, 2011. The Company did not have any Level 1 assets or liabilities as of December 31, 2010.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets as of June 30, 2011 and December 31, 2010 included its investments in corporate debt securities which were valued by a third party pricing vendor using proprietary valuation models (typically discounted cash flow models) and analytical tools. The inputs to these models related to similar instruments and were both objective and publicly available.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company did not have any Level 3 assets or liabilities as of June 30, 2011 and December 31, 2010.

As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were recorded at fair value as of June 30, 2011 and December 31, 2010 (in thousands).

	At Fair Value as of June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$13,080	$—	$—	$13,080
Corporate debt securities	—	8,691	—	8,691

Total	$13,080	$8,691	$—	$21,771

	At Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$9,788	$—	$9,788

Cash Equivalents

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. Cash equivalents primarily are funds invested in money market funds and U.S. treasury securities whose cost equals fair market value.

Securities Available for Sale

Securities available-for-sale consists of investment grade corporate debt and U.S. treasury securities. The Company classifies all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholder’s equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in interest income within the consolidated statements of operations. Realized gains were $0.1 million and $0.3 million during the three and six months ended June 30, 2011, respectively, compared to realized gains of $0.1 million and $0.2 million during the three and six months ended June 30, 2010, respectively. The amortization, accretion and interest income are included in interest income within the accompanying consolidated statements of operations.

The following table sets forth the composition of securities available for sale as of June 30, 2011 and December 31, 2010 (in thousands):

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of June 30, 2011			Gains	Losses
U.S. treasury securities	1 or less	$13,086	$—	$(6)	$13,080
Corporate debt securities	3 or less	8,822	8	(139)	8,691

Total:		$21,908	$8	$(145)	$21,771

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of December 31, 2010			Gains	Losses
Corporate debt securities	3 or less	$9,851	$28	$(91)	$9,788

The Company does not intend to sell the investments in unrealized loss positions as of June 30, 2011. It’s not more likely than not that the Company will be required to sell its investments before recovery of their amortized costs. As of June 30, 2011, none of the Company’s investments have been in an unrealized loss position for more than 12 months.

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

The Company’s activities within the warranty reserve consisted of the following (in thousands):

	Three Months Ended June 30,		Six months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$372	$329	$378	$332
Charges to cost of revenues	242	127	458	309
Costs applied to liability	(211)	(179)	(433)	(364)

Balance at end of period	$403	$277	$403	$277

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

	Three Months Ended June 30,		Six months Ended June 30,
	2011	2010	2011	2010
Gross profit by segment:
DIS	$2,178	$1,615	$4,012	$3,535
Product	1,816	293	3,502	1,744

Consolidated gross profit	$3,994	$1,908	$7,514	$5,279

Loss from operations by segment:
DIS	$(16)	$(1,282)	$(308)	$(2,236)
Product	(270)	(1,829)	(623)	(2,252)

Consolidated loss from operations	$(286)	$(3,111)	$(931)	$(4,488)

Depreciation and amortization of tangible and intangible assets by segment:
DIS	$821	$880	$1,692	$1,919
Product	77	98	162	240

Consolidated depreciation and amortization	$898	$978	$1,854	$2,159

	As of June 30, 2011	As of December 31, 2010
Identifiable assets by segment:
DIS	$13,976	$13,874
Product	38,810	38,547

Consolidated assets	$52,786	$52,421

Note 8. Income Taxes

As of December 31, 2010, the Company had unrecognized tax benefits of approximately $1.6 million. There has been no significant change in unrecognized tax benefits through June 30, 2011. Included in the unrecognized tax benefits of $1.6 million at December 31, 2010 was $1.4 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate, subject to the valuation allowance. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to income tax examination by tax authorities for years prior to 2006; however, its net operating loss and research credit carry-forwards arising prior to that year are subject to adjustment. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of June 30, 2011 and December 31, 2010.

Note 9. Commitments and Contingencies

Stock Repurchase Program

On February 4, 2009, the Company’s board of directors authorized a stock buyback program to repurchase up to an aggregate of $2.0 million of its issued and outstanding common shares. The timing and extent of the repurchase depends upon market conditions, applicable legal requirements, and other factors. During the three and six months ended June 30, 2011, the Company had not repurchased any shares of its common stock under the stock buyback program. Since the inception of the program, the Company has repurchased 573,218 shares of its common stock at a cost of $1.0 million, at a weighted average price of $1.79 per share.

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

Although these forward-looking statements reflect our good faith judgment, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future, but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

Our Business Segments

We generate revenues within two primary operating segments: our DIS segment (our personnel and equipment leasing service business) and our Product segment (the manufacture and sales of our medical diagnostic camera business).

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

Our Product Segment. Our Product revenue results primarily from selling solid-state gamma cameras and camera maintenance contracts. We sell our imaging systems to physician offices, hospitals, and imaging centers primarily in the United States, although we have sold a small number of imaging systems internationally. In order to address an industry need for an attenuation correction solution and as part of our product roadmap, we introduced a new product in 2009 called our Cardius® X-ACT camera, which is a rapid cardiac SPECT/VCT imager. The Cardius® X-ACT camera is positioned toward the hospital market and larger cardiology practices. In 2010, we expanded our product line further and introduced our new ergo™ general purpose portable imaging system, which is also targeted to hospital customers. Our nuclear gamma cameras are designed to create images of the inside of a patient’s body using radioactive isotopes. The ergo™ system can be easily moved around inside the hospital so patients who cannot be taken to a nuclear medicine department can still be scanned. It includes a detector with a 12.5-inch-by-15.5-inch field of view, which is large enough to scan lungs and other organs larger than the heart. It is our first nuclear imaging camera not exclusively focused on cardiology. We believe our ergo™ imaging system will allow us to expand into new and growing market segments.

Our Market

The target market for our products and services includes cardiologists, internal medicine physicians, family practice physicians, imaging centers and hospitals in the United States that perform or could perform nuclear cardiac and ultrasound procedures. As of June 30, 2011, we provide imaging services through DIS to more than 1,100 physicians and physician groups. We have sold over 670 cameras through our Product segment. More than half of our DIS nuclear and ultrasound imaging customers are internal medicine physicians or other primary care practitioners, and the remainder are primarily cardiologists. Our market has been negatively affected, particularly in 2010, by lower physician reimbursements from the Center for Medicare and Medicaid Services (CMS) and third party providers for the codes under which our physician customers bill for our services, pricing pressures, decreases in radiopharmaceutical isotope supplies and continuing efforts by some third party payers to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications. We have been addressing and will continue to address these market pressures by introducing new products, modifying our DIS business model, and assisting our physician customers in complying with new regulations and requirements. We anticipate introducing other new products and services in 2011 and beyond.

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

In our DIS segment, our physician customers experienced a significant decrease in reimbursement in 2010 from CMS and third party providers for the codes under which our physician customers bill for our services. This decrease caused our physician customer to complete fewer scans in their office which reduced the volume of our service and forced us to reduce the pricing for our services. The challenges of 2010 have eased considerably and reimbursements for 2011 have actually increased. Furthermore, the worldwide medical radiopharmaceutical shortage that reduced the number of our scan days in 2010 is over and the supply appears to be restored. The uncertainty over the enactment of future legislation that may impact reimbursement rates continues to linger and cause concern with our physician customers. Congress is expected to address this issue before the end of the year. We continue to modify our business model in order to adapt to environmental and regulatory changes in our dynamic healthcare marketplace.

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

First Six months of 2011 Financial Highlights

Our consolidated revenues were $28.4 million for the six months ended June 30, 2011, which represented an increase of $0.2 million, or 0.7%, over the comparable prior year period. DIS revenue decreased $1.0 million, or 4.7%, primarily due to a reduction in the number of days we were able to scan for our physician customers. The number of scan days was reduced due to the severe weather in the Midwest and East in January and February 2011 in addition to other business factors such as physician pre-certification requirements which makes it more difficult for our physician customers to utilize our services. Product revenues for the six months ended June 30, 2011 increased by $1.2 million, or 15.0%, compared to the prior year period, primarily due to a larger number of new cameras (compared to used cameras) sold to cardiology practices and hospitals. Our ergo™ system represented the majority of our cameras sold in the period.

We realized a significantly lower net loss for the six months ended June 30, 2011, compared to the same six month period in 2010. Our consolidated net loss for the six months ended June 30, 2011 was $0.6 million, compared to a net loss of $4.3 million during the same period in the prior year. The increase in gross profit of our DIS segment was primarily attributable to an improvement in labor and equipment utilization. The increase in gross profit of our Product segment was primarily attributable to sales of our new ergo™ general purpose portable nuclear imaging system, which yielded a higher average selling price than the cameras sold in the prior year same period.

Our DIS business currently operates in 19 states. For the six months ended June 30, 2011, DIS operated 64 nuclear gamma cameras and 68 ultrasound imaging systems, compared to 66 nuclear gamma cameras and 65 ultrasound imaging systems during the same period in the prior year. The decrease in nuclear gamma cameras was primarily due to a decline in the number of days our customers needed our services and our desire to maximize utilization of our equipment. We are seeking to improve our overall profitability through more efficient utilization of our fleet of gamma cameras and ultrasound equipment. In some cases, we use cameras as “back-up” cameras (which reside at our various hub locations and are used when primary cameras are in need of repair); and in other cases, we sell or move our cameras to fixed site customer locations. We measure efficiency by tracking system utilization, which is measured based on the percentage of days that our nuclear gamma cameras and ultrasound equipment are used to deliver services to customers out of the total number of days that they are available to deliver such services. System utilization decreased to 58.1% for the six months ended June 30, 2011, compared to 62.1% during the same period in the prior year, primarily due to fewer scan days as discussed above.

Results of Operations

The following table sets forth our results from operations expressed as percentages of revenues for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	% of 2011 Revenues	2010	% of 2010 Revenues	Change from Prior Year
					Dollars	Percent
Revenues:
DIS	$9,950	69.8%	$9,787	74.4%	$163	1.7%
Product	4,299	30.2%	3,372	25.6%	927	27.5%

Total revenues	14,249	100%	13,159	100%	1,090	8.3%

Total cost of revenues	10,255	72.0%	11,251	85.5%	(996)	(8.9)%

Gross profit	3,994	28.0%	1,908	14.5%	2,086	109.3%

Operating Expenses:
Research and development	714	5.0%	870	6.6%	(156)	(17.9)%
Marketing and sales	1,617	11.3%	1,551	11.8%	66	4.3%
General and administrative	1,866	13.1%	2,139	16.3%	(273)	(12.8)%
Amortization of intangible assets	83	0.6%	107	0.8%	(24)	(22.4)%
Restructuring loss	—	0.0%	352	2.7%	(352)	(100.0)%

Total operating expenses	4,280	30.0%	5,019	38.1%	(739)	(14.7)%
Loss from operations	(286)	(2.0)%	(3,111)	(23.6)%	2,825	(90.8)%

Other income	58	0.4%	27	0.2%	31	114.8%

Net loss	$(228)	(1.6)%	$(3,084)	(23.4)%	$2,856	(92.6)%

	Six months Ended June 30,
	2011	% of 2011 Revenues	2010	% of 2010 Revenues	Change from Prior Year
					Dollars	Percent
Revenues:
DIS	$19,546	68.8%	$20,509	72.7%	$(963)	(4.7)%
Product	8,878	31.2%	7,718	27.3%	1,160	15.0%

Total revenues	28,424	100%	28,227	100%	197	0.7%

Total cost of revenues	20,910	73.6%	22,948	81.3%	(2,038)	(8.9)%

Gross profit	7,514	26.4%	5,279	18.7%	2,235	42.3%

Operating Expenses:
Research and development	1,422	5.0%	1,595	5.7%	(173)	(10.8)%
Marketing and sales	3,041	10.7%	3,181	11.3%	(140)	(4.4)%
General and administrative	3,970	14.0%	4,400	15.6%	(430)	(9.8)%
Amortization of intangible assets	176	0.6%	239	0.8%	(63)	(26.4)%
Restructuring (gain) loss	(164)	(0.6)%	352	1.2%	(516)	(146.6)%

Total operating expenses	8,445	29.7%	9,767	34.6%	(1,322)	(13.5)%
Loss from operations	(931)	(3.3)%	(4,488)	(15.9)%	3,557	(79.3)%

Other income	317	1.1%	169	0.6%	148	87.6%

Net loss	$(614)	(2.2)%	$(4,319)	(15.3)%	$3,705	(85.8)%

Comparison of Three Months Ended June 30, 2011 and 2010

Revenues

Consolidated. Consolidated revenue was $14.2 million for 2011, an increase of $1.1 million, or 8.3%, compared to the prior year quarter, primarily as a result of an increase in the number of camera sales in our Product business segment. DIS revenue accounted for 69.8% of total revenues for 2011, compared to 74.4% for the prior year quarter. Although we expect our Product revenue to continue to grow, we also expect our DIS revenue to continue to represent the larger percentage of our consolidated revenue.

DIS. Our DIS revenue was $10.0 million for the three months ended June 30, 2011, an increase of $0.2 million, or 1.7%, compared to the prior year quarter. The increase in 2011 resulted from an increase in the number of studies we performed in 2011 due to the availability of isotope supply combined with some additional contract revenue for providing compliance services.

Product. Our Product revenue was $4.3 million for the three months ended June 30, 2011, an increase of $0.9 million, or 27.5%, compared to the prior year quarter. The increase in revenue resulted from an increase in the number of gamma camera sales this year compared to the prior year quarter, mainly ergo™ system sales.

Cost of Revenue and Gross Profit

Consolidated. Consolidated gross profit was $4.0 million for the three months ended June 30, 2011, an increase of $2.1 million, or 109.3%, compared to the prior year quarter. The increase in consolidated gross profit is primarily the result of the increase in DIS and Product revenues compared to the prior year period as well as lower costs compared to the prior year period. Consolidated gross profit as a percentage of revenue increased to 28.0% for the three months ended June 30, 2011 from 14.5% for the prior year quarter.

DIS. Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with the provision of services. Cost of DIS revenue was $7.8 million for the three months ended June 30, 2011, a decrease of $0.4 million, or 4.9%, compared to the prior year quarter. The decrease in cost of DIS revenue is primarily a result of decreased expenses from a more efficient utilization of our labor and equipment. DIS gross profit was $2.2 million for the three months ended June 30, 2011, an increase of $0.6 million, or 34.9%, from a gross profit of $1.6 million for the prior year quarter. DIS gross profit as a percentage of DIS revenue increased to 21.9% for the three months ended June 30, 2011 from 16.5% for the prior year quarter. The improvement in operational performance is primarily associated with the management of labor and equipment resources.

Product. Cost of Product revenue primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Cost of goods sold for the Product segment was $2.5 million for the three months ended June 30, 2011, a decrease of $0.6 million, or 19.4%, compared to the prior year quarter. The decrease in cost of Product revenue is primarily a result of higher production volumes, a change in the camera mix toward ergo™ systems and better cost management, partially offset by certain costs related to our new key component supplier.

Product gross profit was $1.8 million for the three months ended June 30, 2011, an increase of $1.5 million, or 519.8%, compared to the prior year period. Product gross profit as a percentage of Product revenue increased to 42.2% for the three months ended June 30, 2011 compared to 8.7% for the prior year quarter, primarily due to increased camera sales and lower manufacturing variances, including but not limited to lower excess and obsolete reserves this year compared to last year.

Operating Expenses

Research and Development. Research and development expenses are the costs associated with the design, development and enhancement of our products, and consist of salaries, development material costs, facility and overhead costs, consulting fees, and non-recurring engineering costs. We continue to invest in research and development with a focus on innovation as we seek to improve our existing technology. In 2009 and 2010, we received U.S. Food and Drug Administration 510(k) clearance for our new Cardius® X-ACT imaging system and ergo™ general purpose portable imaging system, respectively. Research and development expenses were $0.7 million for the three months ended June 30, 2011, a decrease of $0.2 million, or 17.9%, compared to the prior year quarter, primarily as a result of 2010 research and development efforts (including clinical evaluation expenses) for the previously mentioned cameras, which did not reoccur in 2011. Research and development expenses were 16.6% of Product revenue for the three months ended June 30, 2011 compared to 25.8% in the prior year quarter, a decrease of 9.2%. We plan to continue investing in our technology platform to penetrate new and existing market segments and attract new customers.

Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and trade show costs. Marketing and sales expenses were $1.6 million for the three months ended June 30, 2011, the same amount compared to the prior year quarter. Marketing and sales expenses as a percentage of total revenues were 11.3% varying slightly from 11.8% for the three months ended June 30, 2011 and 2010, respectively.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology and executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $1.9 million for the three months ended June 30, 2011, a decrease of $0.3 million, or 12.8%, compared to the prior year quarter. This decrease is primarily the result of lower bad debt reserves and lower legal and consulting services compared to the prior year period. General and administrative expenses were 13.1% of total revenue for the three months ended June 30, 2011 compared to 16.3% for the prior year quarter, mainly due to higher Product revenue in 2011.

Restructuring Loss

In response to continued changing market conditions, which contributed to operating losses within our DIS and Product business segments, we reduced our workforce during the second quarter of 2010. We incurred restructuring charges of approximately $0.4 million in the second quarter of 2010, which included severance payments of approximately $0.2 million, write-offs of excess cameras and capital equipment of approximately $0.2 million and other related costs. There were no comparable costs incurred in the second quarter of 2011.

Comparison of Six months Ended June 30, 2011 and 2010

Revenues

Consolidated. Consolidated revenue was $28.4 million for six months ended June 30, 2011, an increase of $0.2 million, or 0.7%, compared to the prior year, primarily as a result of an increase in revenue from our Product segment from higher camera sales, partially offset with decreased DIS segment revenue. DIS revenue accounted for 68.8% of total revenues for 2011, compared to 72.7% for the prior year. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue.

DIS. Our DIS revenue was $19.5 million for the six months ended June 30, 2011, a decrease of $1.0 million, or 4.7%, compared to the prior year. The decrease resulted from a reduction in the number of days we were able to scan for our physician customers. The number of scan days was reduced partially due to the severe weather in the Midwest and East in January and February 2011 and partially due to other environmental factors such as physician pre-certification requirements.

Product. Our Product revenue was $8.9 million for the six months ended June 30, 2011, an increase of $1.2 million, or 15.0%, compared to the prior year. The increase in revenue was primarily due to a higher number of new cameras (compared to used cameras) sold, mainly our new ergo™ system.

Cost of Revenue and Gross Profit

Consolidated. Consolidated gross profit was $7.5 million for the six months ended June 30, 2011, increase of $2.2 million, or 42.3%, compared to the prior year. The increase in consolidated gross profit is primarily the result of improving gross margins in DIS due to lower labor costs during the six months ended June 30, 2011 in addition to increased Product revenue primarily due to a higher number of cameras sold. Consolidated gross profit as a percentage of revenue increased to 26.4% for the six months ended June 30, 2011 from 18.7% for the prior year.

DIS. Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with the provision of services. Cost of DIS revenue was $15.5 million for the six months ended June 30, 2011, a decrease of $1.4 million, or 8.5%, compared to the prior year. The decrease in cost of DIS revenue is primarily a result of decreased expenses from fewer scans and also from more efficient utilization of labor and equipment. DIS gross profit was $4.0 million for the six months ended June 30, 2011, which represents an increase of $0.5 million, or 13.5%, from a gross profit of $3.5 million for the prior year. DIS gross profit as a percentage of DIS revenue increased to 20.5% for the six months ended June 30, 2011 from 17.2% for the prior year due to improvement in operational performance primarily associated with the management of labor and equipment resources.

Product. Cost of Product revenue primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Cost of revenues for the Product segment was $5.4 million for the six months ended June 30, 2011, a decrease of $0.6 million, or 10.0%, compared to the prior year. The stability in cost of Product revenue is primarily a result of higher production volumes, a change in the camera mix toward ergo™ systems and better cost management, partially offset by certain costs related to our new key component supplier. Product gross profit was $3.5 million for the six months ended June 30, 2011, an increase of $1.8 million, or 100.8%, compared to the prior year period. Product gross profit as a percentage of Product revenue increased to 39.4% for the six months ended June 30, 2011 compared to 22.6% for the prior year, primarily due to the mix of new versus used cameras sold.

Operating Expenses

Research and Development. Research and development expenses are the costs associated with the design, development and enhancement of our products, and consist of salaries, development material costs, facility and overhead costs, consulting fees, and non-recurring engineering costs. We continue to invest in research and development with a focus on innovation as we seek to improve our existing technology. In 2009 and 2010, we received U.S. Food and Drug Administration 510(k) clearance for our new Cardius® X-ACT imaging system and ergo™ general purpose portable imaging system, respectively. Research and development expenses were $1.4 million for the six months ended June 30, 2011, a decrease of $0.2 million, or 10.8%, compared to the prior year primarily as a result of 2010 research and development efforts (including clinical evaluation expenses) for the previously mentioned cameras, which did not reoccur in 2011. Research and development expenses were 16.0% of Product revenue for the six months ended June 30, 2011 compared to 20.7% in the prior year, a decrease of 4.7%. We plan to continue investing in our technology platform to penetrate new and existing market segments, support new product introductions and attract new customers.

Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and trade show costs. Marketing and sales expenses were $3.0 million for the six months ended June 30, 2011, a decrease of $0.1 million, or 4.4%, compared to the prior year, primarily as a result of lower sales commissions paid due to lower DIS sales volume. Marketing and sales expenses as a percentage of total revenues were 10.7% varying slightly from 11.3% for the six months ended June 30, 2011 and 2010, respectively.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology and executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $4.0 million for the six months ended June 30, 2011, a decrease of $0.4 million, or 9.8%, compared to the prior year. This decrease is primarily the result of lower bad debt reserves and lower legal and consulting services compared to the prior year period. General and administrative expenses were 14.0% of total revenue for the six months ended June 30, 2011 compared to 15.6% for the prior year.

Restructuring (Gain) Loss. In 2009, we financed a note receivable related to certain assets that we sold as part of our restructuring efforts. We fully reserved the note at that time. The buyer recently paid the note in full and we recognized a $0.2 million gain on the transaction in the first quarter of 2011.

In response to continued changing market conditions, which contributed to operating losses within our DIS and Product business segments, we reduced our workforce during the second quarter of 2010. We incurred restructuring charges of approximately $0.4 million in the second quarter of 2010, which included severance payments of approximately $0.2 million, write-offs of excess cameras and capital equipment of approximately $0.2 million and other related costs.

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

As of June 30, 2011, we had cash, cash equivalents and securities available-for-sale of $31.1 million. We currently invest our cash reserves in money market funds as well as U.S. treasury and corporate debt securities. Based upon our current level of expenditures, we believe our current working capital, together with cash flows from operating activities, will be more than adequate to meet our anticipated cash requirements for working capital, debt service and capital expenditures for at least the next 12 months.

Cash Flows

The following table shows cash flow information for the six months ended June 30, 2011 and 2010 (in thousands):

	Six months Ended June 30,
	2011	2010
Net cash provided by (used in) operating activities	$1,370	$(623)
Net cash (used in) provided by investing activities	(12,439)	1,918
Net cash used in financing activities	(21)	(40)

Operating Activities

Net cash provided by operating activities increased $2.0 million, or 319.9%, for the six months ended June 30, 2011 compared to the prior year period. This increase was primarily attributable to our decreased net loss partially offset by changes in working capital.

Investing Activities

Net cash used in investing activities increased $14.3 million, or 748.5%, for the six months ended June 30, 2011 compared to the prior year period. This increase was primarily attributable to purchases of securities available for sale partially offset by fewer maturities of securities available-for-sale and capital expenditures during the six months ended June 30, 2011.

Financing Activities

Net cash used in financing activities decreased by less than $0.1 million, or 47.5%, for the six months ended June 30, 2011 compared to the prior year period. This decrease was primarily attributable to no repurchases of common stock during the six months ended June 30, 2011.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition and inventory valuation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. The accounting policies are the same as those described in the critical accounting policies in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2011.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the Risk Factors described under “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 9, 2011, other than:

•	removal of the risk factor entitled “Failure to retain qualified technologists could limit our growth and adversely affect our business;”

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

Further cuts in reimbursements could significantly impact the viability of in-office imaging performed by independent physicians. The uncertainty surrounding this issue and the historical decline in reimbursements has resulted in cancellations of imaging days in our personnel and equipment lease services business and the delay of purchase and lease decisions by our existing and prospective customers in our Product sales business. Additional declines in Medicare/Medicaid reimbursement for our relevant diagnostic imaging modalities are possible due to the many factors, including but not limited to the threatened implementation of the federal sustainable growth factor (SGR). The SGR is part of the relative value unit (RVU), a formula that was enacted by Congress as part of the Balanced Budget Act of 1997 to control the cost of the Medicare program. It applies to all health services paid for by Medicare, not just diagnostic imaging. The application of the SGR has been delayed by Congress for many years and most recently, Congressional action has delayed it again until January 1, 2012. If Congress allows the SGR to go into effect in 2012, all Medicare codes could incur a reimbursement reduction of approximately 31%. Though Congressional leadership has said they will address this issue before the end of the year, there is no assurance the issue will be timely or favorably resolved, and if not favorably resolved, it could have a material adverse impact on our business.

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

Our customers who perform imaging services in their office also experience the continuing efforts by some private insurance companies to reduce healthcare expenditures by hiring radiology benefit managers (RBM) to help them manage and limit imaging. The federal government has also set aside monies in the 2009 recession recovery acts to hire RBM’s to provide image management services to Medicare/Medicaid and MedPAC has recommended and CMS has proposed legislation requiring Medicare physicians who engage in a relatively high volume of medical imaging be required to obtain pre-authorization through an RBM. An RBM is an unregulated entity that performs various functions for private payors and managed care organizations depending on what they have been contracted to perform. RBM activities can include pre-authorization for imaging procedures, setting and enforcing standards approving which contracted physicians can perform the services, such as requiring even the most experienced and highly qualified cardiologists to obtain additional board certifications or interfering with the financial decision of the private practitioner by requiring them to own their own imaging system and not allowing them to lease the system. The RBM’s often do not provide written documentation of their decisions or an appeals process, leaving leasing physicians unable to challenge RBM decisions with the carrier or the state insurance department. Some efforts are being made to address certain RBM issues, for example, the New York State Attorney General recently entered into a settlement requiring an RBM (based and operating in New York State) to buy out its owners in the state who own imaging centers because it created a conflict of interest in their decisions to deny authorization for competing physicians to provide imaging services; and, New York is requiring the RBM to establish an appeals process. However, unregulated RBM activities have and could continue to adversely affect our physician customers’ ability to receive reimbursement, therefore impacting our customers’ decision to utilize our DIS leasing services.

Our manufacturing operations are highly dependent upon the availability of certain third-party suppliers, thereby making us vulnerable to supply problems that could harm our business.

We rely on a limited number of third parties to manufacture and supply certain key components of our products. Alternative sources of production and supply may not be readily available or may take several months to scale-up and develop effective production processes. If a disruption in the availability of parts or in the operations of our suppliers were to occur, such as with respect to components manufactured in Japan, our ability to build gamma cameras could be materially affected. For this reason, we have backup plans in place that are designed to prevent delays in production. If these plans are unsuccessful, delays in the production of our gamma cameras for an extended period of time could cause a loss of revenue, which could significantly harm our business and results of operations.

In late 2010, the sole supplier of a key component of our new ergo™ gamma camera ceased production of a critical component. We have a very limited supply of that key component and are currently working with a new supplier who has already successfully provided the component. We are working with our new supplier to improve the yield, cost and efficiency of the key component, which efforts are expected to continue through Q1 of 2012. We are also expanding our supply relationships with other third party suppliers in order to minimize the reliance on one sole supplier. The process to qualify a supplier for this key component is long, complex and costly. If the key component is not available when we need it, it could adversely impact our production capability and therefore negatively impact our financial condition. Furthermore, lower yields on the manufacturing of the key component that we do receive from our supplier can have a negative impact on our financial condition through higher purchase price variances, which impact current period gross margins.

Our lease operations are highly dependent upon the availability of certain radiopharmaceuticals, thereby making us vulnerable to supply problems and price fluctuations that could harm our business.

Our personnel and equipment leasing service involves the use of radiopharmaceuticals. There were significant disruptions in the international supply of these radiopharmaceuticals in parts of 2009 and 2010, which caused us to cancel services that would have otherwise been provided and this adversely affected our financial condition in late 2009 and 2010. Although we now have supply, the two major nuclear reactors supplying medical radiopharmaceuticals worldwide came back on-line at the end of the third quarter of 2010 and we have developed a strong relationship with a radio pharmacy company, there is no guarantee that the reactors will remain in good repair and our supplier will have continuing access to ample supply of product. If we are unable to obtain an adequate supply of the necessary radiopharmaceuticals, we may be unable to lease our personnel and equipment through our in-office service operations, or the volume of our services could decline and our business may be adversely affected. Shortages can also cause price increases that may not be accounted for in third party reimbursement rates, thereby causing us to lose margin or require us to pass increases on to our physician customers.

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

On February 4, 2009, our Board of Directors approved a stock repurchase program whereby we may, from time to time, purchase up to $2.0 million worth of our common stock in the open market, in privately negotiated transactions or otherwise, at prices that we deem appropriate. The plan has no expiration date. Details of purchases made during the years ended December 31, 2009, 2010 and the six months ended June 30, 2011 are as follows:

	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
Period:
February 4, 2009 — February 28, 2009	8,700	$0.98	8,700	$1,991,474
March 1, 2009 — June 30, 2009	2,600	0.99	11,300	1,988,900
May 1, 2009 — May 31, 2009	183,500	1.26	194,800	1,758,352
June 1, 2009 — September 30, 2009	14,300	1.25	209,100	1,740,438
July 1, 2009 — July 31, 2009	33,200	2.14	242,300	1,669,307
August 1, 2009 — August 31, 2009	192,918	2.02	435,218	1,279,640
September 1, 2009 — September 30, 2009	14,000	2.11	449,218	1,250,085
November 1, 2009 — November 30, 2009	93,200	2.28	542,418	1,037,627
December 1, 2009 — December 31, 2009	5,000	2.38	547,418	1,025,739
February 1, 2010 — February 28, 2010	25,800	1.91	573,218	976,571

As of June 30, 2011:	573,218	$1.79	573,218	$976,571

In addition to the above purchases, John Sayward, a member of our board of directors and an affiliated purchaser as defined in Rule 10b-18(a)(3), purchased 20,000 shares of common stock in the open market at an average price of $1.02 per share in February 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Restated Bylaws

4.1(3)	Form of Specimen Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q originally filed with the Securities and Exchange Commission on August 11, 2004, as amended thereafter, and is incorporated herein by reference.

(2)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007, and is incorporated herein by reference.
(3)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on June 19, 2004, as amended thereafter, and is incorporated herein by reference.
(4)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2004, and is incorporated herein by reference.
(*)	Filed herewith.
(**)	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Digirad Corporation, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(***)	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Digirad Corporation, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIRAD CORPORATION

Date: July 26, 2011	By:	/s/ TODD P. CLYDE
Todd P. Clyde President and Chief Executive Officer (Principal Executive Officer)

Date: July 26, 2011	By:	/s/ RICHARD B. SLANSKY
Richard B. Slansky Chief Financial Officer (Principal Financial and Accounting Officer)