Form 10-Q
period 2011-09-30
DIGIRAD CORP
filed 2011-11-04
CIK 707388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of October 25, 2011, the registrant had 19,481,624 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Digirad Corporation

Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,258	$20,459
Securities available-for-sale	21,381	9,788
Accounts receivable, net	7,097	7,527
Inventories, net	5,867	5,432
Other current assets	1,011	1,038

Total current assets	45,614	44,244
Property and equipment, net	5,806	7,185
Intangible assets, net	554	808
Goodwill	184	184
Other non-current assets	46	—

Total assets	$52,204	$52,421

Liabilities and stockholders’ equity
Accounts payable	$1,665	$1,871
Accrued compensation	2,415	1,600
Accrued warranty	405	378
Deferred revenue	1,863	2,379
Other accrued liabilities	1,898	2,096

Total current liabilities	8,246	8,324
Deferred rent	130	138

Total liabilities	8,376	8,462

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 18,868,272 and 18,597,311 shares issued and outstanding (net of treasury shares) at September 30, 2011 and December 31, 2010, respectively	2	2
Treasury stock, at cost; 573,218 shares at September 30, 2011 and December 31, 2010	(1,039)	(1,039)
Additional paid-in capital	155,507	154,785
Accumulated other comprehensive (loss) income	(275)	63
Accumulated deficit	(110,367)	(109,852)

Total stockholders’ equity	43,828	43,959

Total liabilities and stockholders’ equity	$52,204	$52,421

See accompanying notes to consolidated financial statements.

Digirad Corporation

Consolidated Statements of Operations

(Unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
DIS	$9,293	$9,612	$28,839	$30,121
Product	4,146	3,687	13,024	11,405

Total revenues	13,439	13,299	41,863	41,526
Cost of revenues:
DIS	7,048	7,941	22,582	24,912
Product	2,241	2,244	7,617	8,218

Total cost of revenues	9,289	10,185	30,199	33,130

Gross profit	4,150	3,114	11,664	8,396
Operating expenses:
Research and development	702	683	2,124	2,278
Marketing and sales	1,575	1,389	4,616	4,569
General and administrative	1,848	2,417	5,818	6,817
Amortization of intangible assets	77	94	253	333
Restructuring (gain) loss	—	—	(164)	355

Total operating expenses	4,202	4,583	12,647	14,352

Loss from operations	(52)	(1,469)	(983)	(5,956)
Other income (expense):
Interest income	105	80	385	289
Interest expense	—	(1)	(20)	(5)
Other income	46	54	103	17

Total other income (expense)	151	133	468	301

Net income (loss)	$99	$(1,336)	$(515)	$(5,655)

Net income (loss) per common share – basic and diluted	$0.01	$(0.07)	$(0.03)	$(0.30)

Weighted average shares outstanding – basic	19,086	18,811	19,005	18,740

Weighted average shares outstanding – diluted	19,714	18,811	19,005	18,740

See accompanying notes to consolidated financial statements.

Digirad Corporation

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net loss	$(515)	$(5,655)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,223	2,887
Amortization of intangible assets	253	333
Provision for bad debt	(6)	330
Stock-based compensation	612	688
Restructuring loss	—	355
(Gain) loss on disposal of assets	(99)	207
(Accretion of discount) amortization of premium on securities available-for-sale	(68)	247
Changes in operating assets and liabilities:
Accounts receivable	436	(359)
Inventories	(736)	373
Other assets	(19)	60
Accounts payable	(206)	6
Accrued compensation	815	(466)
Other accrued liabilities	(656)	(721)

Net cash provided by (used in) operating activities	2,034	(1,715)

Investing activities
Purchases of property and equipment	(594)	(1,205)
Proceeds from sale of property and equipment	156	55
Purchases of securities available-for-sale	(13,113)	(2,552)
Maturities of securities available-for-sale	1,250	12,065

Net cash (used in) provided by investing activities	(12,301)	8,363

Financing activities
Issuances of common stock	111	46
Repurchases of common stock	—	(49)
Repayment of obligations under capital leases	(45)	(35)

Net cash provided by (used in) financing activities	66	(38)

Net (decrease) increase in cash and cash equivalents	(10,201)	6,610
Cash and cash equivalents at beginning of period	20,459	13,560

Cash and cash equivalents at end of period	$10,258	$20,170

See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

Digirad Corporation (“Digirad”), a Delaware corporation, is a leading developer and manufacturer of medical diagnostic imaging systems including solid-state gamma cameras for nuclear cardiology and general nuclear medicine applications. Digirad is also one of the largest national providers of in-office nuclear cardiology imaging and ultrasound services to physician practices, hospitals and imaging centers through its Digirad Imaging Solutions (“DIS”) division. Digirad has two reportable segments, DIS and Product which are collectively referred to herein as the “Company”. The accompanying consolidated financial statements include the operations of both segments. Intercompany accounts and transactions are accounted for at cost and have been eliminated in consolidation. Substantially all of the Company’s revenue arises from sales activity in the United States. Through DIS, the Company provides in-office leasing services to physicians, offering certified personnel, required licensure, an imaging system and other support and supplies for the performance of nuclear and ultrasound imaging procedures under the supervision of its physician customers. DIS physician customers enter into annual lease contracts for imaging services generally delivered on a per-day basis. The Company’s Product segment sells solid-state gamma cameras for nuclear cardiology and general nuclear medicine applications and provides camera service and maintenance.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements were derived from and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 9, 2011 from which the December 31, 2010 balance sheet information was derived.

Revenue Recognition

The Company derives revenue primarily from providing in-office services to support the performance of cardiac and general imaging procedures and from selling and servicing solid-state digital gamma cameras. The Company recognizes revenue in accordance with the authoritative guidance for revenue recognition, when all of the following four criteria are met: (i) a contract or sales arrangement exists; (ii) products have been shipped and title has transferred or services have been rendered; (iii) the price of the products or services is fixed or determinable; and (iv) collectability is reasonably assured. The timing of revenue recognition is based upon factors such as passage of title and risk of loss, the need for installation, and customer acceptance. These factors are based on the specific terms of each contract or sales arrangement.

DIS revenue is derived from the leasing of personnel and equipment for in-office nuclear cardiac and ultrasound imaging procedures. Revenue related to imaging services is recognized at the time services are performed and collection is reasonably assured. DIS services are generally billed on a per-day basis under annual contracts, which specify the number of days of service to be provided, or on a flat rate month-to-month basis.

Product revenues are generated from the sales of gamma cameras and follow-on maintenance service contracts. The Company generally recognizes revenue upon delivery to customers. The Company also provides installation and training for camera sales, mainly in the United States. Installation and training is generally performed shortly after delivery and represents a cost, which the Company accrues at the time revenue is recognized. Neither service is essential to the functionality of the product. Maintenance services are sold beyond the term of the warranty, which is generally one year from the date of purchase. Revenue from these contracts is deferred, recognized ratably over the service period and is included in Product sales.

Change of estimate

During the third quarter of 2011, the Company completed a review of the estimated useful lives of its mobile camera fleet. After reviewing internal plans, analyzing and testing the historical useful life of its cameras and demand expectations, the useful life was extended from five to ten years. The extension of depreciable lives qualifies as a change in accounting estimate and was made on a prospective basis effective July 1, 2011. For the quarter and the nine month period ended September 30, 2011, depreciation expense, recorded in cost of revenues on the Company’s consolidated statement of operations was $0.3 million less than it would have been had the depreciable lives not been extended. The effect of this change on basic and diluted earnings per share for the year to date and quarter ended September 30, 2011 was $0.01.

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

Total share-based compensation expense related to all of the Company’s share-based awards for the three and nine months ended September 30, 2011 and 2010 was allocated in the consolidated statements of operations as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenues:
DIS	$3	$5	$11	$22
Product	23	13	76	40
Research and development	20	13	63	40
Marketing and sales	22	27	87	77
General and administrative	121	280	375	509

Share-based compensation expense	$189	$338	$612	$688

Share-based compensation expense per share:
Basic and diluted	$0.01	$0.02	$0.03	$0.04

Comprehensive Loss

Comprehensive loss consists of the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss), as reported	$99	$(1,336)	$(515)	$(5,655)
Unrealized gain (loss) on marketable securities	(137)	72	(338)	(19)

Comprehensive loss	$(38)	$(1,264)	$(853)	$(5,674)

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

In June, 2011, The FASB issued ASU 2011-5, Presentation of Comprehensive Income. The objective of this amendment is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance is effective beginning with the first quarter of 2012. The Company does not expect that this authoritative guidance will have any material effect on the Company’s financial statements.

Note 3. Basic and Diluted Net Income (Loss) Per Share

Basic earnings per share (EPS) is calculated by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding. Diluted EPS is computed by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units under the treasury stock method. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. Shares used to compute basic net income and loss per share include 278,162 and 289,972 weighted average vested restricted stock units for the three and nine months ended September 30, 2011, respectively, compared to 260,282 and 231,614 for the three and nine months ended September 30, 2010, respectively.

The Company incurred net income for the three months ended September 30, 2011 and included 627,955 shares in its dilutive EPS calculation. A net loss was incurred for the three and the nine months ended September 30, 2010 and the nine months ended September 30, 2011. For the three and nine months ended months ended September 30, 2010 and for the nine months ended September 30, 2011, 260,282, 231,614 and 633,991 were excluded from dilutive loss per share respectively.

Note 4. Supplementary Balance Sheet Information (in thousands):

	September 30, 2011	December 31, 2010
Inventories, net:
Raw materials	$3,027	$3,050
Work-in-process	2,937	2,641
Finished goods	1,596	1,632

	7,560	7,323
Less reserve for excess and obsolete inventories	(1,693)	(1,891)

	$5,867	$5,432

Property and equipment, net:
Machinery and equipment	$21,654	$21,627
Computer hardware and software	2,669	2,417
Leasehold improvements	813	807

	25,136	24,851
Accumulated depreciation	(19,330)	(17,666)

	$5,806	$7,185

Intangible assets, net:
Customer relationships	$2,600	$2,600
Covenants not to compete	300	300
Patents	141	141

	3,041	3,041
Accumulated amortization of customer relationships	(2,142)	(1,942)
Accumulated amortization of covenants not to compete	(265)	(220)
Accumulated amortization of patents	(80)	(71)

	$554	$808

Other accrued liabilities:
Sales and property taxes payable	$412	$464
Radiopharmaceuticals and consumable medical supplies	345	365
Outside services and consulting	297	318
Professional fees	254	284
Customer deposits	136	144
Facilities and related costs	120	210
Travel expenses	118	101
Other accrued liabilities	216	210

	$1,898	$2,096

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company has U.S. treasury securities which are valued based on publicly available quoted prices for identical securities as of September 30, 2011.
Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets as of September 30, 2011 and December 31, 2010 included its investments in corporate debt securities which were valued by a third party pricing vendor using proprietary valuation models (typically discounted cash flow models) and analytical tools. The inputs to these models related to similar instruments and were both objective and publicly available.
Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation. The Company did not have any Level 3 assets or liabilities as of September 30, 2011 and December 31, 2010.

As required by the guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were recorded at fair value as of September 30, 2011 and December 31, 2010 (in thousands).

	At Fair Value as of September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
U.S. treasury securities	$13,026	$—	$—	$13,026
Corporate debt securities	—	8,355	—	8,355

Total	$13,026	$8,355	$—	$21,381

	At Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$9,788	$—	$9,788

Cash Equivalents

The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents. Cash equivalents primarily are funds invested in money market funds and U.S. treasury securities whose cost equals fair market value.

Securities Available for Sale

Securities available-for-sale consists of investment grade corporate debt and U.S. treasury securities. The Company classifies all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholder’s equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in interest income within the consolidated statements of operations. Realized gains were $0.1 million and $0.4 million during the three and nine months ended September 30, 2011, respectively, compared to realized gains of $0.1 million and $0.3 million during the three and nine months ended September 30, 2010, respectively. The amortization, accretion and interest income are included in interest income within the accompanying consolidated statements of operations.

The following table sets forth the composition of securities available for sale as of September 30, 2011 and December 31, 2010 (in thousands):

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of September 30, 2011			Gains	Losses
U.S. treasury securities	1 or less	$13,086	$—	$(60)	$13,026
Corporate debt securities	3 or less	8,569	6	(220)	8,355

Total:		$21,655	$6	$(280)	$21,381

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of December 31, 2010			Gains	Losses
Corporate debt securities	3 or less	$9,851	$28	$(91)	$9,788

There are no securities which have been in an unrealized loss for more than 12 months. The Company does not intend to sell the investments in unrealized loss positions as of September 30, 2011. It’s not more likely than not that the Company will be required to sell its investments before recovery of their amortized costs.

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

The Company’s activities within the warranty reserve consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$403	$277	$378	$332
Charges to cost of revenues	223	150	682	459
Costs applied to liability	(221)	(152)	(655)	(516)

Balance at end of period	$405	$275	$405	$275

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross profit by segment:
DIS	$2,245	$1,671	$6,257	$5,209
Product	1,905	1,443	5,407	3,187

Consolidated gross profit	$4,150	$3,114	$11,664	$8,396

Income (loss) from operations by segment:
DIS	$43	$(869)	$(266)	$(3,104)
Product	(95)	(600)	(717)	(2,852)

Consolidated income (loss) from operations	$(52)	$(1,469)	$(983)	$(5,956)

Depreciation and amortization of tangible and intangible assets by segment:
DIS	$527	$940	$2,219	$2,858
Product	95	122	257	362

Consolidated depreciation and amortization	$622	$1,062	$2,476	$3,220

	As of September 30, 2011	As of December 31, 2010
Identifiable assets by segment:
DIS	$12,968	$13,874
Product	39,236	38,547

Consolidated assets	$52,204	$52,421

Note 8. Income Taxes

As of December 31, 2010, the Company had unrecognized tax benefits of approximately $1.6 million. There has been no significant change in unrecognized tax benefits through September 30, 2011. Included in the unrecognized tax benefits of $1.6 million at December 31, 2010 was $1.4 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate, subject to the valuation allowance. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to income tax examination by tax authorities for years prior to 2006; however, its net operating loss and research credit carry-forwards arising prior to that year are subject to adjustment. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of September 30, 2011 and December 31, 2010.

Note 9. Commitments and Contingencies

Stock Repurchase Program

On February 4, 2009, the Company’s board of directors authorized a stock buyback program to repurchase up to an aggregate of $2.0 million of its issued and outstanding common shares. The timing and extent of the repurchase depends upon market conditions, applicable legal requirements, and other factors. During the three and nine months ended September 30, 2011, the Company had not repurchased any shares of its common stock under the stock buyback program. Since the inception of the program, the Company has repurchased 573,218 shares of its common stock at a cost of $1.0 million, at a weighted average price of $1.79 per share.

Outstanding Letter of Credit

The Company has an outstanding letter of credit of $0.2 million to secure the Company’s performance under an insurance agreement. The letter of credit expires on June 30, 2012. The Company recorded minimal commitment fees for the three months ended September 30, 2011.

Legal Matters

In the normal course of business, the Company has been, and will likely continue to be, subject to litigation or administrative proceedings incidental to its business, such as claims related to customer disputes, employment practices, wage and hour disputes, product liability, professional liability, commercial disputes, licensure restrictions or denials, and warranty or patent infringement. Responding to litigation or administrative proceedings, regardless of whether they have merit, can be expensive and disruptive to normal business operations. As litigation and administrative proceedings are inherently uncertain, the Company cannot predict the outcome of such matters. While the ultimate outcome of litigation is always uncertain, the Company does not believe that it will have a material adverse effect on its business or financial results.

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

Overview

We are a leading developer and manufacturer of medical diagnostic imaging systems including solid-state gamma cameras for nuclear cardiology and general nuclear medicine applications. We also are one of the largest national providers of in-office nuclear cardiology imaging and ultrasound services to physician practices, hospitals and imaging centers through our Digirad Imaging Solutions (“DIS”) business segment. We designed and commercialized the first solid-state nuclear gamma camera for the detection of cardiovascular disease and other medical conditions. Our imaging systems are sold in both portable and fixed configurations, and provide enhanced operability, improved patient comfort and, in the case of our triple-headed Cardius® 3 XPO and Cardius® X-ACT system, shorter image acquisition time when compared to traditional vacuum tube cameras or our single or dual headed cameras. Our nuclear cameras fit easily into floor spaces as small as seven feet by eight feet and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting or within multiple departments of a hospital.

Our Business Segments

We generate revenues within two primary operating segments: our DIS segment (our personnel and equipment leasing service business) and our Product segment (the manufacture and sales of our medical diagnostic camera business).

Our DIS Segment. Through DIS, we offer a comprehensive personnel and equipment leasing services program as an alternative to purchasing a gamma camera or ultrasound equipment for physicians who wish to perform nuclear cardiac imaging, echocardiography, vascular ultrasound and other limited general ultrasound, or any combination of these procedures in their offices by leasing the imaging system, certified personnel and other support required to perform imaging in the physician’s office. The flexibility of our products and our DIS leasing service allows physicians more control over the diagnosis and treatment of their patients in their offices and to retain revenue from procedures they would otherwise refer elsewhere. DIS leasing services are primarily provided to cardiologists, internal medicine physicians and family practice doctors who enter into annual contracts for personnel and equipment services delivered on a per-day basis. Our typical lease contracts provide service coverage ranging from once per month to five times per week. We experience some seasonality in our DIS business related to vacations, holidays and inclement weather.

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

Our Market

The target market for our products and services includes cardiologists, internal medicine physicians, family practice physicians, imaging centers and hospitals in the United States that perform or could perform nuclear cardiac, general nuclear and ultrasound procedures. As of September 30, 2011, we provide imaging services through DIS to more than 1,100 physicians and physician groups. We have sold over 695 cameras through our Product segment. More than half of our DIS nuclear and ultrasound imaging customers are internal medicine physicians or other primary care practitioners, and the remainder are primarily cardiologists. Our market has been negatively affected by lower physician reimbursements from the Center for Medicare and Medicaid Services (CMS) and third party providers for the codes under which our physician customers bill for our services, pricing pressures, decreases in radiopharmaceutical isotope supplies and continuing efforts by some third party payers to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications. We have been addressing and will continue to address these market pressures by introducing new products, modifying our DIS business model, and assisting our physician customers in complying with new regulations and requirements.

Trends and Drivers

The medical device industry, including the market for nuclear and ultrasound imaging systems and services, is highly competitive. Our business continues to be affected by many factors, including generally declining healthcare reimbursement rates for cardiac imaging procedures (although reimbursement for nuclear imaging increased slightly in 2011, it did not offset the large declines in 2010), competition from alternative imaging modalities such as positron emission tomography (PET) and computed tomography (CT) angiography, competition from other small owner-operated mobile nuclear imaging providers, declining average selling prices for our product offerings and general uncertainty in the healthcare marketplace. We continue to experience significant market changes due to the decline in reimbursement rates and the uncertainty with healthcare legislation. We also continue to experience a low demand for our cameras, partially due to very limited hospital and physician group capital budgets and the general downturn in the economy. We expect most of these trends to continue in the foreseeable future.

In our DIS segment, our physician customers experienced a significant decrease in reimbursement in 2010 from CMS and third party providers for the codes under which our physician customers bill for our services. This decrease caused our physician customer to complete fewer scans in their office which reduced the volume of our service. As a result, we voluntarily reduced the pricing for our services upon contract renewal. Some of the challenges of 2010 continue. Nuclear reimbursements for 2011 have increased, while ultrasound reimbursements for 2011 have decreased. Furthermore, the worldwide medical radiopharmaceutical shortage that reduced the number of our scan days in 2010 is over and the supply has been restored. The uncertainty over the enactment of future legislation that may impact reimbursement rates continues to linger and cause concern with our physician customers. Congress is expected to address this issue before the end of the year. We continue to consider modification to our business model in order to adapt to environmental and regulatory changes in our dynamic healthcare marketplace.

In our Product segment, we continue to build on past Product segment achievements by introducing new products targeted specifically at the larger physician practices and hospital marketplace. According to the National Electrical Manufactures Association, the dedicated cardiac nuclear market has declined by approximately 70 percent since 2005. Many large practices have or are considering alliances with hospitals and they have delayed capital expenditures decisions in the meantime. Our target market for our Product segment is shifting with a heavier focus toward the hospital market with the introduction of our Cardius® X-ACT camera and our ergo™ general purpose portable imaging system. In 2009, we received U.S. Food and Drug Administration (FDA) 510(k)

clearance for our Cardius® X-ACT imaging system. In 2010, we introduced our new ergo™ general purpose portable imaging system. We believe that our product mix will begin to reflect more ergo™ general purpose portable imaging system sales as we penetrate the hospital marketplace. Although the hospital sales cycles tend to be longer than the in-office market sales cycles, we have already sold and installed several ergo™ imaging systems into leading U.S. hospitals and expect that trend to continue.

First Nine months of 2011 Financial Highlights

Our consolidated revenues were $41.9 million for the nine months ended September 30, 2011, which represented an increase of $0.3 million, or 0.8%, over the comparable prior year period. DIS revenue decreased $1.3 million, or 4.3%, primarily due to a reduction in the number of days we were able to scan for our physician customers. The number of scan days was reduced due to a consolidation in the number of scan days by our physician customers in response to lower reimbursements in addition to other business factors such as physician pre-certification requirements making it more difficult for our physician customers to utilize our services. Product revenues for the nine months ended September 30, 2011 increased by $1.6 million, or 14.2%, compared to the prior year period, primarily due to a larger number of new cameras (compared to used cameras) sold to hospitals and cardiology practices. Our ergo™ system represented the majority of our cameras sold in the period. The increase in gross profit of our DIS segment was primarily attributable to an improvement in labor, lower radiopharmaceutical costs and the change in the useful lives of our DIS camera fleet. The increase in gross profit of our Product segment was primarily attributable to lower inventory reserve costs and sales of our new ergo™ general purpose portable nuclear imaging system, which yielded a higher average selling price than the cameras sold in the prior year same period.

We realized a net income of $0.1 million for the three months ended September 30, 2011, compared to a net loss of $1.3 million for the same three month period in 2010. This was a result of our increased revenues, our continued focus on managing our expenses and the change in useful lives of our DIS camera fleet, discussed in Note 2. Our consolidated net loss for the nine months ended September 30, 2011 was $0.5 million, compared to a net loss of $5.7 million during the same period in the prior year.

Our DIS business currently operates in 19 states. For the nine months ended September 30, 2011, DIS operated 64 nuclear gamma cameras and 67 ultrasound imaging systems, compared to 68 nuclear gamma cameras and 65 ultrasound imaging systems during the same period in the prior year. The decrease in nuclear gamma cameras was primarily due to a decline in the number of days our customers needed our services and our desire to maximize utilization of our equipment. We seek to improve our overall profitability through more efficient utilization of our fleet of gamma cameras and ultrasound equipment. We measure efficiency by tracking system utilization, which is measured based on the percentage of days that our nuclear gamma cameras and ultrasound equipment are used to deliver services to customers out of the total number of days that they are available to deliver such services. System utilization decreased to 57.2% for the nine months ended September 30, 2011, compared to 61.5% during the same period in the prior year, primarily due to fewer scan days as discussed above.

Results of Operations

The following table sets forth our results from operations expressed as percentages of revenues for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	000000	000000	000000	000000	000000	000000
	Three Months Ended September 30,
	2011	% of 2011 Revenues	2010	% of 2010 Revenues	Change from Prior Year
					Dollars	Percent
Revenues:
DIS	$9,293	69.1%	$9,612	72.3%	$(319)	(3.3)%
Product	4,146	30.9%	3,687	27.7%	459	12.4%

Total revenues	13,439	100%	13,299	100%	140	1.1%

Total cost of revenues	9,289	69.1%	10,185	76.6%	(896)	(8.8)%

Gross profit	4,150	30.9%	3,114	23.4%	1,036	33.3%

Operating Expenses:
Research and development	702	5.2%	683	5.1%	19	2.8%
Marketing and sales	1,575	11.7%	1,389	10.4%	186	13.4%
General and administrative	1,848	13.8%	2,417	18.2%	(569)	(23.5)%
Amortization of intangible assets	77	0.6%	94	0.7%	(17)	(18.1)%
Restructuring loss	—	0.0%	—	0.0%	—	(100.0)%

Total operating expenses	4,202	31.3%	4,583	34.5%	(381)	(8.3)%
Income (loss) from operations	(52)	(0.4)%	(1,469)	(11.0)%	1,417	(96.5)%

Other income	151	1.1%	133	1.0%	18	13.5%

Net income (loss)	$99	0.7%	$(1,336)	(10.0)%	$1,435	(107.4)%

	0000000	0000000	0000000	0000000	0000000	0000000
	Nine Months Ended September 30,
	2011	% of 2011 Revenues	2010	% of 2010 Revenues	Change from Prior Year
					Dollars	Percent
Revenues:
DIS	$28,839	68.9%	$30,121	72.5%	$(1,282)	(4.3)%
Product	13,024	31.1%	11,405	27.5%	1,619	14.2%

Total revenues	41,863	100%	41,526	100%	337	0.8%

Total cost of revenues	30,199	72.1%	33,130	79.8%	(2,931)	(8.8)%

Gross profit	11,664	27.9%	8,396	20.2%	3,268	38.9%

Operating Expenses:
Research and development	2,124	5.1%	2,278	5.5%	(154)	(6.8)%
Marketing and sales	4,616	11.0%	4,569	11.0%	47	1.0%
General and administrative	5,818	13.9%	6,817	16.4%	(999)	(14.7)%
Amortization of intangible assets	253	0.6%	333	0.8%	(80)	(24.0)%
Restructuring (gain) loss	(164)	(0.4)%	355	0.9%	(519)	(146.2)%

Total operating expenses	12,647	30.2%	14,352	34.6%	(1,705)	(11.9)%
Loss from operations	(983)	(2.3)%	(5,956)	(14.3)%	4,973	(83.5)%

Other income	468	1.1%	301	0.7%	167	55.5%

Net Loss	$(515)	(1.2)%	$(5,655)	(13.6)%	$5,140	(90.9)%

Comparison of Three Months Ended September 30, 2011 and 2010

Revenues

Consolidated. Consolidated revenue was $13.4 million for 2011, an increase of $0.1 million, or 1.1%, compared to the prior year quarter, primarily as a result of an increase in the number of camera sales in our Product business segment. DIS revenue accounted for 69.1% of total revenues for 2011, compared to 72.3% for the prior year quarter. Although we expect our Product revenue to continue to grow, we also expect our DIS revenue to continue to represent the larger percentage of our consolidated revenue.

DIS. Our DIS revenue was $9.3 million for the three months ended September 30, 2011, a decrease of $0.3 million, or 3.3%, compared to the prior year quarter. The decrease in 2011 resulted from a decrease in the number of scan days we performed in 2011 due to the continued uncertainty in the health care market, lower reimbursements and the sluggish economy.

Product. Our Product revenue was $4.1 million for the three months ended September 30, 2011, an increase of $0.5 million, or 12.4%, compared to the prior year quarter. The increase in revenue resulted from selling a greater mix of new gamma camera sales as compared to the prior year quarter (more used cameras were sold), mainly from sales of our new ergo™ general purpose portable imaging system.

Cost of Revenue and Gross Profit

Consolidated. Consolidated gross profit was $4.2 million for the three months ended September 30, 2011, an increase of $1.0 million, or 33.3%, compared to the prior year quarter. The increase in consolidated gross profit is primarily the result of the increase in Product revenues compared to the prior year period as well as lower costs in both DIS and Product compared to the prior year period, slightly offset by higher costs of manufacturing variances related to a supplier change in a key camera component. Consolidated gross profit as a percentage of revenue increased to 30.9% for the three months ended September 30, 2011 from 23.4% for the prior year quarter.

DIS. Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with the provision of services. Cost of DIS revenue was $7.1 million for the three months ended September 30, 2011, a decrease of $0.9 million, or 11.2%, compared to the prior year quarter. The decrease in cost of DIS revenue is primarily a result of decreased expenses from a more efficient utilization of our labor, lower radiopharmaceutical costs and the change of the useful lives of our DIS camera fleet. This change in lives resulted in a decrease to depreciation expense, included in cost of revenues, of $0.3 million in the current quarter. DIS gross profit was $2.2 million for the three months ended September 30, 2011, an increase of $0.6 million, or 34.4%, from a gross profit of $1.7 million for the prior year quarter. DIS gross profit as a percentage of DIS revenue increased to 24.2% for the three months ended September 30, 2011 from 17.4% for the prior year quarter. The improvement in operational performance is primarily associated with more efficient labor and equipment resources and our change in accounting estimate.

Product. Cost of Product revenue primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Cost of goods sold for the Product segment was $2.2 million for the three months ended September 30, 2011, a slight decrease compared to the prior year quarter. Product gross profit was $1.9 million for the three months ended September 30, 2011, an increase of $0.5 million, or 32.0%, compared to the prior year period. Product gross profit as a percentage of Product revenue increased to 45.9% for the three months ended September 30, 2011 compared to 39.1% for the prior year quarter. This was primarily due to mix of cameras with a high average sales price and lower overall manufacturing variances, including but not limited to lower excess and obsolete reserves this year compared to last year, despite an increase in manufacturing variances this year related to a supplier change in a key camera component and higher initial installation and warranty costs associated with our new ergo™ general purpose portable imaging system.

Operating Expenses

Research and Development. Research and development expenses are the costs associated with the design, development and enhancement of our products, and consist of salaries, development material costs, facility and overhead costs, consulting fees, and non-recurring engineering costs. We continue to invest in research and development with a focus on innovation as we seek to improve our existing technology. In 2010, we received U.S. Food and Drug Administration 510(k) clearance for our new ergo™ general purpose portable imaging system. Research and development expenses were $0.7 million for the three months ended September 30, 2011, consistent with the prior year quarter. Research and development expenses were 16.9% of Product revenue for the three months ended September 30, 2011 compared to 18.5% in the prior year quarter, a decrease of 1.6%. We plan to continue investing in our technology platform to penetrate new and existing market segments and attract new customers.

Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and trade show costs. Marketing and sales expenses were $1.6 million for the three months ended September 30, 2011, a increase of $0.2 million, or 13.4%, compared to the prior year quarter, primarily as a result of higher employee payments. Marketing and sales expenses as a percentage of total revenues were 11.7% and 10.4% for the three months ended September 30, 2011 and 2010, respectively.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology and executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $1.8 million for the three months ended September 30, 2011, a decrease of $0.6 million, or 23.5%, compared to the prior year quarter. This decrease is primarily the result of lower bad debt reserves and lower legal and consulting services compared to the prior year period. General and administrative expenses were 13.8% of total revenue for the three months ended September 30, 2011 compared to 18.2% for the prior year quarter, mainly due to higher Product revenue in 2011, as well as our continued efforts to reduce costs and improve efficiencies.

Comparison of Nine months Ended September 30, 2011 and 2010

Revenues

Consolidated. Consolidated revenue was $41.9 million for nine months ended September 30, 2011, an increase of $0.3 million, or 0.8%, compared to the prior year, primarily as a result of an increase in revenue from our Product segment from higher camera sales with favorable mix between new and used systems with higher average sales price, partially offset with decreased DIS segment revenue. DIS revenue accounted for 68.9% of total revenues for 2011, compared to 72.5% for the prior year. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue.

DIS. Our DIS revenue was $28.8 million for the nine months ended September 30, 2011, a decrease of $1.3 million, or 4.3%, compared to the prior year. The decrease resulted from a reduction in the number of days we were able to scan for our physician customers. The number of scan days was reduced partially due to the severe weather in first quarter of the year, doctors consolidating scan days and partially due to other environmental factors such as physician pre-certification requirements and the overall health of the economy.

Product. Our Product revenue was $13.0 million for the nine months ended September 30, 2011, an increase of $1.6 million, or 14.2%, compared to the prior year. The increase in revenue was primarily due to a higher number of new cameras (compared to used cameras) sold, mainly from sales of our new ergo™ general purpose portable imaging system.

Cost of Revenue and Gross Profit

Consolidated. Consolidated gross profit was $11.7 million for the nine months ended September 30, 2011, an increase of $3.3 million, or 38.9%, compared to the prior year. The increase in consolidated gross profit is primarily the result of improving gross margins in DIS due to lower labor costs during the nine months ended September 30, 2011, increased Product revenue primarily due to a higher number of cameras sold and offset slightly by higher costs of manufacturing variances related to a supplier change in a key camera component. Consolidated gross profit as a percentage of revenue increased to 27.9% for the nine months ended September 30, 2011 from 20.2% for the prior year.

DIS. Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with the provision of services. Cost of DIS revenue was $22.6 million for the nine months ended September 30, 2011, a decrease of $2.3 million, or 9.4%, compared to the prior year. The decrease in cost of DIS revenue is primarily a result of decreased expenses from fewer scans, more efficient utilization of labor and equipment and the change of the useful lives of our DIS camera fleet. DIS gross profit was $6.3 million for the nine months ended September 30, 2011, which represents an increase of $1.0 million, or 20.1%, from a gross profit of $5.2 million for the prior year. DIS gross profit as a percentage of DIS revenue increased to 21.7% for the nine months ended September 30, 2011 from 17.3% for the prior year due to improvement in operational performance primarily associated with the management of labor and equipment and the change of the useful lives of our DIS camera fleet.

Product. Cost of Product revenue primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Cost of revenues for the Product segment was $7.6 million for the nine months ended September 30, 2011, a decrease of $0.6 million, or 7.3%, compared to the prior year. The decline in cost of Product revenue is primarily a result of higher production volumes, lower inventory reserve costs, a change in the camera mix toward our new ergo™ general purpose portable imaging system and better cost management, partially offset by certain manufacturing variances related to our new key component supplier, as well as certain installation and warranty costs associated with the ergo™ system. Product gross profit was $5.4 million for the nine months ended September 30, 2011, an increase of $2.2 million, or 69.7%, compared to the prior year period. Product gross profit as a percentage of Product revenue increased to 41.5% for the nine months ended September 30, 2011 compared to 27.9% for the prior year.

Operating Expenses

Research and Development. Research and development expenses are the costs associated with the design, development and enhancement of our products, and consist of salaries, development material costs, facility and overhead costs, consulting fees, and non-recurring engineering costs. We continue to invest in research and development with a focus on innovation as we seek to improve our existing technology. In 2010, we received U.S. Food and Drug Administration 510(k) clearance for our new ergo™ general purpose portable imaging system. Research and development expenses were $2.1 million for the nine months ended September 30, 2011, a decrease of $0.2 million, or 6.8%, compared to the prior year primarily as a result of 2010 research and development efforts for the previously mentioned cameras, which did not reoccur in 2011. Research and development expenses were 16.3% of Product revenue for the nine months ended September 30, 2011 compared to 20.0% in the prior year, a decrease of 3.7%. We plan to continue investing in our technology platform to penetrate new and existing market segments, support new product introductions and attract new customers.

Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and trade show costs. Marketing and sales expenses were $4.6 million for the nine months ended September 30, 2011, essentially the same amount compared to the prior year quarter. Marketing and sales expenses as a percentage of total revenues were 11.0% for the nine months ended September 30, 2011 and 2010.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology and executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $5.8 million for the nine months ended September 30, 2011, a decrease of $1.0 million, or 14.7%, compared to the prior year. This decrease is primarily the result of lower bad debt reserves and lower legal and consulting services compared to the prior year period, as well as our continued efforts to reduce costs and improve efficiencies. General and administrative expenses were 13.9% of total revenue for the nine months ended September 30, 2011 compared to 16.4% for the prior year.

Restructuring (Gain) Loss. In 2009, we financed a note receivable related to certain assets that we sold as part of our restructuring efforts. We fully reserved the note at that time. The buyer paid the note in full earlier this year and we recognized a $0.2 million gain on the transaction in the first quarter of 2011.

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

Liquidity and Capital Resources

We require working capital principally to finance accounts receivable and inventory and for capital expenditures. Our working capital requirements vary from period to period depending on several factors, including our manufacturing volumes, the timing of our deliveries and the payment cycles of our customers. Our capital expenditures consist primarily of ultrasound equipment, manufacturing equipment and computer hardware and software to support our people and our customers.

As of September 30, 2011, we had cash, cash equivalents and securities available-for-sale of $31.6 million. We currently invest our cash reserves in U.S. treasury and corporate debt securities. Based upon our current level of expenditures, we believe our current working capital, together with cash flows from operating activities, will be more than adequate to meet our anticipated cash requirements for working capital, debt service and capital expenditures for at least the next 12 months.

Cash Flows

The following table shows cash flow information for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by (used in) operating activities	$2,034	$(1,715)
Net cash (used in) provided by investing activities	(12,301)	8,363
Net cash provided by (used in) financing activities	66	(38)

Operating Activities

Net cash provided by operating activities increased $3.7 million, for the nine months ended September 30, 2011 compared to the prior year period. This increase was primarily attributable to our decreased net loss partially offset by changes in working capital.

Investing Activities

Net cash used in investing activities increased $20.6 million, for the nine months ended September 30, 2011 compared to the prior year period. This increase was primarily attributable to purchases of securities available for sale partially offset by fewer maturities of securities available-for-sale and capital expenditures during the nine months ended September 30, 2011.

Financing Activities

Net cash used in financing activities decreased $0.1 million, for the nine months ended September 30, 2011 compared to the prior year period. This decrease was primarily attributable to no repurchases of common stock during the nine months ended September 30, 2011.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the Risk Factors described under “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 9, 2011, other than:

•	removal of the risk factor entitled “Failure to retain qualified technologists could limit our growth and adversely affect our business;” and,

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

The success of our business is largely dependent upon our medical professional customers’ ability to provide diagnostic imaging care to their patients in an economically sustainable manner, either through the purchase of our imaging systems or using our lease services, or both. Our customers are directly impacted by changes (decreases and increases) in governmental and private payor reimbursements for diagnostic imaging. Although we are not directly impacted by changes in reimbursements, we make every effort to act as business partners with our physician customers, e.g., in 2010, we proactively adjusted the fair market value of our personnel and equipment leasing services rate due to the dramatic reimbursement declines that our customers faced. Although Medicare/Medicaid reimbursement for the imaging modalities that we offer increased slightly in 2011 in the physician office setting, this occurred only after a significant decline in ultrasound reimbursements in 2009 (phased-in over the next four years) and a significant decline in nuclear reimbursements in 2010. Current reimbursement has not yet been restored to prior levels. Private payors often follow the lead of Medicare/Medicaid with respect to reimbursement criteria and payment levels. This causes greater pricing pressure on our lease services and also influences buying decisions of our individual physician Product customers. Hospital reimbursements, however, have remained higher and our newer imaging systems are better targeted to serve this expanding hospital market. Only a small portion of our DIS business segment operates in the hospital market.

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

We rely on a limited number of third parties to manufacture and supply certain key components of our products. Alternative sources of production and supply may not be readily available or may take several months to scale-up and develop effective production processes. If a disruption in the availability of parts or in the operations of our suppliers were to occur, such as with respect to components manufactured in Japan, our ability to build gamma cameras could be materially adversely affected. For this reason, we are developing backup plans and investigating alternative procedures that are designed to prevent delays in production. If these plans are unsuccessful, delays in the production of our gamma cameras for an extended period of time could cause a loss of revenue and/or higher production costs, which could significantly harm our business and results of operations.

In late 2010, the sole supplier of a key component of our new ergo™ gamma camera ceased production of a critical component. We have a very limited supply of that key component and are currently working with several new suppliers, who have already successfully provided the component. We are working with our new suppliers to improve the yield, cost and efficiency of the key component, which efforts are expected to continue through 2012. The process to qualify a supplier for this key component is long, complex and costly. If the key component is not available when we need it, it could adversely impact our production capability and therefore negatively impact our financial condition. Furthermore, lower yields on the manufacturing of the key component that we do receive from our supplier(s) can have a negative impact on our financial condition through higher purchase price variances, which impact current period gross margins.

Our lease operations are highly dependent upon the availability of certain radiopharmaceuticals, thereby making us vulnerable to supply problems and price fluctuations that could harm our business.

Our personnel and equipment leasing service involves the use of radiopharmaceuticals. There were significant disruptions in the international supply of these radiopharmaceuticals in parts of 2009 and 2010, which caused us to cancel services that would have otherwise been provided and this adversely affected our customers, as well as our financial condition in late 2009 and 2010. Although we now have supply, the two major nuclear reactors supplying medical radiopharmaceuticals worldwide came back on-line at the end of the third quarter of 2010 and we have developed a strong relationship with a radio pharmacy company, there is no guarantee that the reactors will remain in good repair and our supplier will have continuing access to ample supply of our radiopharmaceutical product. If we are unable to obtain an adequate supply of the necessary radiopharmaceuticals, we may be unable to lease our personnel and equipment through our in-office service operations, or the volume of our services could decline and our business may be adversely affected. Shortages can also cause price increases that may not be accounted for in third party reimbursement rates, thereby causing us to lose margin or require us to pass increases on to our physician customers.

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

The market for cardiac nuclear imaging cameras is limited and has been decreasing. Some of our competitors have greater resources and a more diverse product offering than we do. Some of our competitors also enjoy significant advantages over us, including greater name recognition, greater financial and technical resources, established relationships with healthcare professionals, larger distribution networks, and greater resources for product development, as well as more extensive marketing and sales resources. Additionally, certain medical device companies have developed alternative portable cameras that directly compete with our product offerings. If we are unable to expand our current market share, our revenues and related financial condition could decline.

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

Our common stock is thinly traded and any significant sales of our common stock may cause volatility in our common stock price. We also have registered shares of common stock that we may issue under our employee benefit plans or from our treasury stock. Accordingly, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. If any of these stockholders, or other selling stockholders, cause a large number of securities to be sold in the public market without a corresponding demand, the sales could reduce the trading price of our common stock. Although we are only aware of two single stockholders owning more than 4.99% of our stock and no one owning more than 14.99% of our stock, one or more stockholders holding a significant amount of our common stock might be able to significantly influence matters requiring approval by our stockholders, possibly including the election of directors and the approval of mergers or other business combination transactions.

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

Our operations entail risks of claims or litigation relating to product liability, radioactive contamination, patent infringement, trade secret disclosure, warranty claims, vendor disputes, product recalls, property damage, misdiagnosis, breach of contract, personal injury, and death. Any litigation or claims against us, or claims we bring against others, may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of our management from our core business and harm our reputation. We may incur significant liability in the event of any such litigation, regardless of the merit of the action. If we are unable to obtain insurance, or if our insurance is inadequate to cover claims, our cash reserves and other assets could be negatively impacted. Additionally, costs associated with maintaining our insurance could become prohibitively expensive, and our ability to become or remain profitable could be diminished.

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

On February 4, 2009, our Board of Directors approved a stock repurchase program whereby we may, from time to time, purchase up to $2.0 million worth of our common stock in the open market, in privately negotiated transactions or otherwise, at prices that we deem appropriate. The plan has no expiration date. Details of purchases made during the years ended December 31, 2009, 2010 and the nine months ended September 30, 2011 are as follows:

	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
Period:
February 4, 2009 — February 28, 2009	8,700	$0.98	8,700	$1,991,474
March 1, 2009 — June 30, 2009	2,600	0.99	11,300	1,988,900
May 1, 2009 — May 31, 2009	183,500	1.26	194,800	1,758,352
June 1, 2009 — September 30, 2009	14,300	1.25	209,100	1,740,438
July 1, 2009 — July 31, 2009	33,200	2.14	242,300	1,669,307
August 1, 2009 — August 31, 2009	192,918	2.02	435,218	1,279,640
September 1, 2009 — September 30, 2009	14,000	2.11	449,218	1,250,085
November 1, 2009 — November 30, 2009	93,200	2.28	542,418	1,037,627
December 1, 2009 — December 31, 2009	5,000	2.38	547,418	1,025,739
February 1, 2010 — February 28, 2010	25,800	1.91	573,218	976,571

As of September 30, 2011:	573,218	$1.79	573,218	$976,571

In addition to the above purchases, John Sayward, a member of our board of directors and an affiliated purchaser as defined in Rule 10b-18(a)(3), purchased 20,000 shares of common stock in the open market at an average price of $1.02 per share in February 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Restated Bylaws

4.1(3)	Form of Specimen Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q originally filed with the Securities and Exchange Commission on August 11, 2004, as amended thereafter, and is incorporated herein by reference.
(2)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007, and is incorporated herein by reference.
(3)	This exhibit was previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Securities and Exchange Commission on June 19, 2004, as amended thereafter, and is incorporated herein by reference.
(4)	This exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2004, and is incorporated herein by reference.
(*)	Filed herewith.
(**)	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Digirad Corporation, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(***)	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Digirad Corporation, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIRAD CORPORATION

Date: November 3, 2011	By:	/s/ TODD P. CLYDE
Todd P. Clyde President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2011	By:	/s/ RICHARD B. SLANSKY
Richard B. Slansky Chief Financial Officer (Principal Financial and Accounting Officer)