Form 10-K
period 2011-12-31
DIGIRAD CORP
filed 2012-02-17
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-50789

Digirad Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0145723
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13950 Stowe Drive, Poway, CA	92064
(Address of Principal Executive Offices)	(Zip Code)
(858) 726-1600
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	NASDAQ Global Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2011, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was approximately $52.3 million, based on the closing price of Digirad common stock on the NASDAQ Global Market on June 30, 2011 of $2.71 per share. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of January 31, 2012 was 19,531,463.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year ended December 31, 2011 are incorporated by reference into Part III of this report.

DIGIRAD CORPORATION
FORM 10-K—ANNUAL REPORT
For the Fiscal Year Ended December 31, 2011

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
Overview
We generate revenues within two primary operating segments: our Product equipment sales and service segment and our imaging services segment. We are the pioneer developer and a leading manufacturer of medical diagnostic imaging systems, including solid-state gamma cameras for nuclear cardiology and general nuclear medicine applications. We also are one of the largest national providers of in-office nuclear cardiology and ultrasound imaging services to physician practices, hospitals and imaging centers through our Digirad Imaging Solutions, Inc. (“DIS”) subsidiary.
We were the first to commercialize solid-state nuclear gamma cameras for the detection of cardiovascular disease and other medical conditions. Our imaging systems are sold in both portable (i.e., movable) and fixed (i.e., stationary) configurations, and provide enhanced operability, improved patient comfort and can result in lower healthcare costs. Our triple-head Cardius® 3 XPO system provides significantly shorter image acquisition time when compared to traditional vacuum tube cameras or our single or dual head Cardius® cameras. Our ergoTM imaging system is a large field-of-view general purpose imager featuring a sleek ergonomic (portable) design that offers clinical versatility and high performance. The ergoTM expands our reach beyond nuclear cardiology into general nuclear medicine with applicability to various disease states. Our nuclear cameras fit easily into floor spaces as small as seven feet by eight feet and facilitate the delivery of nuclear medicine procedures in a physician’s office or an outpatient hospital setting. Our new ergoTM can be used in the intensive and critical care units, pediatrics, trauma units, patient floors, emergency and operating rooms, women’s health or research areas.
Through DIS, we offer a convenient and economically efficient imaging services program as an alternative to purchasing a gamma camera or ultrasound equipment or outsourcing the procedures to another physician or imaging center. For physicians who wish to perform nuclear imaging, echocardiography, vascular or general ultrasound tests, or any combination of these procedures in their offices, we provide the ability for them to engage our services, which includes the use of our imaging system, qualified personnel, and related items required to perform imaging in the their own offices and bill Medicare, Medicaid or one of the third-party healthcare insurers directly for those services. These services are also used by large and small hospitals, multi-practice physician groups, and imaging centers. The flexibility of our products and our DIS service allows physicians to ensure continuity of care and convenience for their patients and allows them to retain revenue from procedures they would otherwise refer to imaging centers and hospitals. DIS services are primarily provided to cardiologists, internal medicine physicians, and family practice doctors who enter into annual contracts for a set number of days ranging from once per month to five times per week. We experience some seasonality in our DIS business related to vacations, holidays, and inclement weather. Most of the DIS business focuses on cardiac care with an increase in a combination of cardiac and general ultrasound imaging in recent months. Many of the physicians who use DIS services are reliant on reimbursements from Medicare and third-party insurers where there has been downward pressure and uncertainty due to factors outside the physicians’ control. The uncertainty created by the 2010 healthcare reform laws, Congress’ continued deferred action on the Sustainable Growth Rate reimbursement factor (which is part of the Relative Value Unit calculation of reimbursements for all medical codes) and other legislation has also impacted our business. These changes may require further modifications to our business model in order for our physician customers and us to maintain a viable economic model.
Our Product revenue results primarily from selling solid-state gamma cameras and camera maintenance contracts. We sell our imaging systems to physician offices, hospitals and imaging centers primarily in the United States, although we have sold a small number of imaging systems internationally. Recently, we introduced our first general imaging camera called the ergoTM, which is targeted to hospital customers. Prior to that, we introduced a new product called the Cardius® X-ACT camera, which is a rapid cardiac SPECT/VCT imager. The Cardius® X-ACT camera also is positioned more toward the hospital and larger cardiology practices.
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
According to industry sources, (despite the improving image quality and increasing utilization rates of competing modalities such as computed tomography, positron emission tomography, and magnetic resonance imaging, and diagnostic procedures such as CT angiography), SPECT procedures performed with gamma cameras will continue to be used for a substantial number of cardiac-specific imaging procedures. We believe continued utilization will be driven by patients having easier access to nuclear medicine services at physicians’ offices, lower purchase and maintenance costs, a smaller physical footprint, and easier service logistics of gamma cameras. In an emerging trend in cardiology, SPECT technologies are being integrated with other imaging modalities, to form hybrid imaging modalities, such as SPECT/CT, resulting in improved clinical quality and diagnostic certainty. We are also seeking other market opportunities to expand the use of our technology.
Clinical Applications for Nuclear Imaging
Nuclear imaging is used primarily in cardiovascular, oncology, and neurological applications. Nuclear imaging involves the introduction of very low-level radiopharmaceuticals into the patient’s bloodstream. The radiopharmaceuticals are specially formulated to concentrate temporarily in the specific part of the body to be studied. The radiation signals emitted by the materials are then converted into an image of the body part or organ. Nuclear imaging has several advantages over other diagnostic imaging modalities, showing not only the anatomy or structure of an organ or body part, but also its function including blood flow, organ function, metabolic activity, and biochemical activity. Cardiologists and an increasing number of internists and other physicians either purchase our nuclear cameras or subscribe to our DIS services for in-office cardiac imaging for these advantages We are also exploring various applications of our nuclear imaging in hospitals, including but not limited to use in the emergency room, surgical suite and nuclear labs.
Ultrasound Imaging
Ultrasound is a form of diagnostic imaging in which depictions of the internal anatomy are generated primarily through non-invasive means. Ultrasound imagers use sonar techniques to generate diagnostic images that facilitate the early diagnosis of diseases and disorders, often minimizing the scope and cost of care required and reducing the need for invasive procedures.
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
Our Imaging Services
DIS offers portable nuclear and ultrasound imaging services. We have obtained Intersocietal Commission for Nuclear Cardiology Laboratories (ICANL) and Intersocietal Commission for Echocardiography Laboratories (ICAEL) accreditation for our services. Our nuclear modality services include an imaging system, a certified nuclear medicine technologist and a cardiac stress technician, often certified or a trained nurse or paramedic, the supply of radiopharmaceuticals, and required licensing services for the performance of nuclear imaging procedures under the supervision of physicians. Our licensing infrastructure provides the radioactive materials license, radiation safety officer services, radiation safety training, monitoring and compliant policies and procedures, and the quality assurance function to ensure adherence to applicable state and federal nuclear regulations. The ultrasound imaging service is similar, in that we provide the ultrasound equipment and one experienced ultrasound technologist.
Our portable nuclear imaging operations use a “hub and spoke” model in which centrally located regional hubs anchor multiple van routes in the surrounding metropolitan areas. At our DIS hubs, clinical personnel load the equipment, radiopharmaceuticals, and other supplies onto specially equipped vans for transport to the physician’s office or other customer locations, where they set up the equipment for the day. After quality assurance testing, a technologist under the physician’s supervision will gather patient information, inject the patient with a radiopharmaceutical, and then acquire the images for interpretation by the physician.
We provide nuclear and ultrasound services primarily under annual contracts for services delivered on a per-day basis. Under these agreements, physicians pay us a fixed amount for each day and they commit to the scheduling of a minimum number of lease days during the lease term, which normally runs for one year. The same fixed payment amount is due for each day regardless of the number of patients seen or the reimbursement or payment obtained by the physician, practice, hospital, or imaging center.
Our Products
Digirad markets and manufactures a line of nuclear medicine cameras for nuclear cardiology and general nuclear medicine applications. Our cameras are used in hospitals, imaging centers, physician offices and by mobile service providers. The central component of a nuclear camera is the detector and it ultimately determines the overall clinical quality of the image a camera produces. Our nuclear cameras feature detectors based on advanced proprietary solid-state technology developed by us. Solid-state systems have a number of benefits over conventional photomultiplier tube-based camera designs typically offered by our competitors. Our solid-state technology systems are typically 2 – 5 times lighter and considerably more compact than most traditional nuclear systems, making them far easier and less costly to build, as well as very reliable. Our solid-state technology provides us with the capability to market and manufacture a diverse family of high-performance dedicated cardiac and general-purpose cameras that offer a number of economic, service and performance benefits over traditional PMT-based camera systems.
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
Recently, we introduced the new ergoTM large-field-of-view planar portable imaging camera. We have received orders and installed several of these cameras at some prominent medical centers in the United States, as well as our first camera placement in Europe. The ergoTM imaging system is targeted to hospitals with multi-camera general nuclear medicine departments, academic centers, pediatric hospitals, regional trauma centers, women’s health centers, and cancer centers. Most general nuclear medicine departments have the need for a single-head planar portable camera for imaging patients more conveniently on hospital stretchers, for imaging patients that can’t be moved, and for imaging patient’s at their bedside (pediatrics, intensive care units, critical care units, emergency rooms, surgical suites, women’s health clinics, or on regular patient floors). A single-head planar camera provides a more economical and convenient way to perform approximately 25% or more of all studies commonly performed in general nuclear medicine. It also opens the door to perform studies on critically ill patients in the patient’s room and the ability to perform new molecular breast imaging protocols that offer new revenue generation potential while improving the standard of patient care. We believe the ergo™ imaging system offers strong growth potential in segments like surgery, as well as in a number of important international markets.
Competitive Strengths
We believe that our competitive strength is based on our proprietary solid-state technology in general nuclear medicine and cardiology. We also believe that we hold a recognized position as a market leader in solid-state technology.

•
Leading Solid-State Technology. Our solid-state gamma cameras utilize proprietary photo-detector modules which enable us to build smaller and lighter cameras that are portable, with a degree of ruggedness that can withstand the vibration associated with transportation. We have continued to invest in technology advancements that enhance the performance of our solid-state photodiode detectors over traditional photomultiplier tube-based systems for both cardiac and general purpose nuclear medicine applications. We now offer a more geometric-efficient design for cardiology and introduced our ergoTM imaging system in mid-2010, our first large field-of-view solid-state detector system for use in general nuclear medicine, pediatrics, women’s health and surgery. We see expanded opportunities for such systems worldwide as departments replace aged single-head systems and migrate towards more modern solid-state systems offering higher performance, greater clinical flexibility and the ability to be used portably to image patients at their bedsides.

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

•
Intellectual Property Portfolio. We have developed an intellectual property portfolio that includes product, component and process patents covering various aspects of our imaging systems. As of December 31, 2011, we had 36 issued U.S. patents and an additional 9 pending U.S. patent applications. We also license patents from third parties to enhance our product offering. In addition to our patent portfolio, we have developed proprietary manufacturing, business know-how, and trade secrets. This portfolio of intellectual property combined with our ability to design, manufacture, sell and service our own equipment provides us with a distinct competitive advantage.

Business Strategy
Our goals to achieve and maintain profitability and generate consistent positive cash flow via the following:

•
Imaging Services (DIS). After a difficult 2010 with headwinds in radiopharmaceutical shortages, healthcare reform uncertainties and reimbursement declines, 2011 showed signs of stabilization. The supply of radiopharmaceuticals stabilized, the impact of healthcare reform is being absorbed and Medicare reimbursements in nuclear codes increased in 2011 over 2010. We expect to continue supporting our physician customers by working with them to adjust our DIS business model; for example, with regulatory changes in 2011, we developed a process to assist them in obtaining direct accreditation. This initiative added value to our customers and will provide an additional revenue stream to our DIS business. We continue to focus on aligning our labor and other costs with the variable nature of our revenue streams. Also, we expect to provide greater value in our service channel via strategic and technological initiatives designed to increase revenue per day for us and our physician customers, as well as expand our service model offerings.

•
Product Equipment Sales. In order to overcome the market decline of cardiac specific cameras and the general downturn in the economy that has limited the amount of healthcare capital spending, we intend to increase our market share by expanding beyond the cardiac-specific nuclear market. Our Cardius® XACT camera is particularly geared toward hospitals and large physician practices. Our new ergoTM imaging system also addresses the larger market of general nuclear imaging and provides us with a new untapped market opportunity within the hospital. Our ergoTM imaging system is not just part of a hospital nuclear suite. It is a camera that enables the imaging to be performed wherever the patient is located and has great promise in areas of the hospital where previously no nuclear imaging has been performed, such as the emergency room and the surgical suite. Although the selling cycle in hospitals can be long, we anticipate increased sales of our ergo™ imaging system in 2012 and beyond.

Manufacturing
We manufacture our gamma cameras and employ a strategy that combines our internal design expertise and proprietary process technology with selective outsourcing. Outsourcing the manufacturing of certain components of our cameras has resulted in cost efficiencies. We perform subassembly and final system performance tests at our facility. In addition, suppliers of our critical materials, components, and subassemblies undergo ongoing quality audits by us.
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
In providing DIS imaging services, we compete against many smaller local and regional nuclear and/or ultrasound providers, often owner-operators. The fixed-installation operators often utilize used equipment and the mobile operators may use older Digirad single-head cameras or newer dual-head cameras. We are the only mobile provider with our own exclusive source of triple-head mobile systems. Some competing operators place new or used cameras into physician offices and then provide the staffing, supplies and other support as an alternative to a DIS lease. In addition, we compete against imaging centers that install fixed nuclear gamma cameras and make them available to referring physicians in their geographic vicinity. In these cases, the physician sends his/her patients to the imaging center.
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
Sales
We maintain two sales organizations, which operate independently: Product sales and DIS sales. The sales teams work together to ensure that our customers make the right decisions in purchasing a gamma camera or utilizing our imaging. DIS sales teams are aligned with the eight geographic areas we have established in order to better serve local market needs. Our nuclear and ultrasound imaging business has been restructured to have a President and a Vice President of Sales and Marketing that oversee ten areas. Each area is led by a local or regional business director who is responsible for the needs of our customers in that area and who has local P&L responsibility. DIS expects to increase market penetration by executing new quantitative profiling approaches to identifying suitable physician practices and by expanding the breadth of available imaging services in select markets to include nuclear medicine, echocardiography, and vascular and general ultrasound scans. The Product team is divided into six territories, each managed by a Product Sales Manager (PSM). The SMs sell directly to physicians, clinics and hospital customers and work closely with distributors in some of the regions. They currently focus on hospitals, cardiology practices, and large primary care multi-specialty groups.
Research and Development
As of December 31, 2011, our research and development staff consisted of eleven full-time employees plus part-time employees and consultants. We have a long and extensive commitment to research and development, including an established history in developing innovative solid-state gamma cameras. We have an established core competency in the development of silicon photodiodes and related scintillator assemblies, signal processing electronics and image processing software, which are the core technologies of our gamma cameras. In 2009, we received U.S. Food and Drug Administration (FDA) 510(k) clearance for our new Cardius® X-ACT camera. The X-ACT camera utilizes a patent-pending x-ray technology to provide attenuation correction information for the SPECT reconstruction. In 2010, we received FDA 510(k) clearance for our new ergo LFOV General Purpose Imager.
Our research and development efforts are primarily focused in the near term on developing further enhancements to our existing products as well as developing our next generation products. Our objective is to increase the image quality, sensitivity, and reliability of our imaging systems. Our research and development expense was $2.7 million, $2.9 million, and $3.4 million in 2011, 2010, and 2009, respectively.
Government Regulation
We and our medical professional customers must comply with a mosaic of federal and state laws and regulations. Violations of such laws and regulations can be punishable by criminal, civil, and/or administrative sanctions, including, in some instances, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid. Federal and state governmental agencies are continuing heightened enforcement efforts in the healthcare industry, and whistleblower cases are becoming more common. Accordingly, we maintain a vigorous compliance program and a hotline that permits our personnel to report violations while remaining anonymous if they wish. Our compliance committee, consisting of senior management, other select employees and our Compliance Officer, meets regularly to provide oversight of our compliance initiatives. We also conduct periodic audits to help ensure compliance with applicable laws.

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

•
Federal False Claims Act. The federal False Claims Act imposes civil and criminal liability on individuals or entities for the submission of false or fraudulent claims for payment to the government. Violations of the federal False Claims Act may result in civil penalties and exclusion from participation in federal healthcare programs. The federal False Claims Act also allows a private individual to bring a qui tam suit on behalf of the government against an individual or entity for violations of the False Claims Act. In a qui tam suit, a private plaintiff initiates a lawsuit for money of which the government was defrauded. If successful, the private plaintiff is entitled to receive up to 30% of the recovered amount plus reasonable expenses and attorney fees. A number of states have enacted laws modeled after the False Claims Act.

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

•
Medical Device Regulation. The FDA classifies medical devices, such as our cameras, into one of three classes, depending on the degree of risk associated with the device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risk are placed in either class I or II, which generally requires the manufacturer to submit to the FDA a pre-market notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Devices deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring an approved Premarket Approval Application (PMA). Our cameras are Class II medical devices which have been cleared for marketing by the FDA. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use requires a new 510(k) clearance. The FDA requires each device manufacturer to determine whether a modification requires a new clearance or approval, but the FDA can disagree with a manufacturer’s determination. If so, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval is obtained. We are also subject to post-market regulatory requirements relating to our manufacturing process, marketing and sales activities, product performance and medical device reports should there be deaths and serious injuries associated with our products.

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
Patents
We have developed a patent portfolio that covers our overall products, components and processes. As of December 31, 2011, we had 36 issued U.S. patents and 9 pending U.S. patent applications. The issued and pending patents cover, among other things, aspects of solid-state radiation detectors including our photodiodes, signal processing, and system configuration. Our issued patents expire between August 9, 2016 and April 20, 2030. We have multiple patents covering unique aspects and improvements for many of our products. We have entered into a royalty-bearing license for several U.S. patents with a third parties, where we are the licensee, for exclusive or non-exclusive use in nuclear imaging (subject to certain reservation of rights by the U.S. Government). In addition to our solid-state detector and photodiode technology patents, we hold specific patents for an alternative solid-state method using Cadmium Zinc Telluride that we previously pursued for use in gamma cameras. While each of our patents applies to nuclear medicine, many also apply to the construction of area detectors for other types of medical and non-medical imagers and imaging methods.
Trademarks
As of December 31, 2011, we hold trademark registrations in the United States for the following marks: 2020tc IMAGER®, Digirad®, DigiServ®, Cardius®, SPECTour®, SPECTpak Plus®, Solidium® , and DigiTech®, We have obtained and sought trademark protection for some of these listed marks in the European Union and Japan.
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
Medicare reimbursement rules are subject to annual changes that may affect payment for services that our customers provide. For instance, (as of 02/12/12) only Congressional action has prevented the implementation of an over 30% cut in all Medicare reimbursements and this threat still lingers over the Medicare system and the potential cut grows larger every year.
In addition, Congress has passed healthcare reform proposals that are intended to expand the availability of healthcare coverage and reduce the growth in healthcare spending in the U.S. Many of these laws impact the services that our customers provide. For instance, the law has established an independent body that will have the power to recommend and mandate reimbursement levels for various healthcare services, including the imaging services we provide. An eventual outcome of these healthcare reform laws is expected to be changes, currently unspecified, in reimbursements and we will have to adapt to these changes. We are unable at this time to predict the full impact of health care reform on the diagnostic radiology services that our customers provide.
Medicare reimbursement rules impose many standards and policies on the payment of services that our customers provide. For instance, starting in 2012, physicians billing for the technical component of nuclear imaging tests must be accredited by a government-approved independent accreditation body and many private payors are adopting similar requirements. We have made available to our customers a service to assist them in obtaining and maintaining the required accreditation. We believe we have structured our contracts in a manner that allows our customers to seek reimbursement from third-party payors in compliance with the law. Our physician customers typically bill for both the technical and professional components of the tests. Assuming they meet certain requirements including, but not limited to, performing and documenting bona fide interpretations and providing the requisite supervision of the non-physician personnel performing the tests, they may bill and be paid by Medicare. If the failure to comply is deemed to be “knowing” or “willful,” the government could seek to impose fines or penalties, and we may be required to restructure our agreements and/or respond to any resultant claims by such customers or the government. Our hospital customers typically seek reimbursement by Medicare for outpatient services under the Medicare Hospital Outpatient Prospective Payment System.
Employees
As of December 31, 2011, we had a total of 261 full time employees, of which 142 were employed in clinical and regulatory positions, 45 in operations roles, 40 in general and administrative functions, 23 in marketing and sales and 11 in research and development. We had a total of 229 employees in our DIS subsidiary. We have not experienced any work stoppages and consider our employee relations to be good.
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
You may obtain a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website at http://www.digirad.com, by contacting the Investor Relations Department at our corporate offices by calling 858-726-1600 or through our investor relations consultants at Allen & Caron, Inc. by calling 949-474-4300.

ITEM 1A.	RISK FACTORS
Risks Related to Our Business and Industry
Our revenues may decline further due to reductions in Medicare reimbursement rates.
The success of our business is largely dependent upon our medical professional customers' ability to provide diagnostic imaging care to their patients in an economically sustainable manner, either through the purchase of our imaging systems or using our lease services, or both. Our customers are directly impacted by changes (decreases and increases) in governmental and private payor reimbursements for diagnostic imaging. Although we are not directly impacted by changes in reimbursements, we make every effort to act as business partners with our physician customers, e.g., in 2010, we proactively adjusted the fair market value of our imaging services rate down due to the dramatic reimbursement declines that our customers faced from the Centers for Medicare & Medicaid Services. Although Medicare/Medicaid reimbursement for the imaging modalities that we offer increased slightly in 2011 in the physician office setting, this occurred only after significant declines in ultrasound and nuclear reimbursements. Reimbursements remain a source of concern for our customers and downward pressure on reimbursements cause greater pricing pressure on our lease services and influences the buying decisions of our individual physician Product customers. Although the gap is closing, hospital reimbursements remain higher than in-office reimbursements. Our newer Product business segment's imaging systems are targeted to serve the hospital market. Only a small portion of our DIS business segment operates in the hospital market.
Further reductions in reimbursements could significantly impact the viability of in-office imaging performed by independent physicians. The uncertainty surrounding this issue and the historical decline in reimbursements has resulted in cancellations of imaging days in our imaging services business and the delay of purchase and lease decisions by our existing and prospective customers in our Product business segment. Additional declines in Medicare/Medicaid reimbursement for our relevant diagnostic imaging modalities are possible due to the many factors, including but not limited to the threatened implementation of the federal sustainable growth factor (SGR). The SGR is part of the relative value unit (RVU), a formula that was enacted by Congress as part of the Balanced Budget Act of 1997 to control the cost of the Medicare program. It applies to all health services paid for by Medicare, not just diagnostic imaging. The application of the SGR has been delayed by Congress for many years and most recently, Congressional action has delayed it again until February 2012. If Congress allows the SGR to go into effect in 2012, all Medicare codes could incur a reimbursement reduction of approximately 27%. Congressional leadership has continually stated that they will address this issue; however, to date this had not been done. There is no assurance that the issue will be timely or favorably resolved, and if not favorably resolved, it could have a material adverse impact on our business.
Our revenues may decline further due to changes in diagnostic imaging regulations and use of third parties by private payors to drive down imaging volumes.
Nuclear medicine is a “designated health service” under the federal physician self-referral prohibition law known as the “Stark Law,” which states that a physician may not refer designated health services to an entity with which the physician or an immediate family member has a financial relationship, unless a statutory exception applies. Our business model and lease agreements are structured to enable our physician customers to meet the statutory in-office ancillary services (IOAS) exception to the Stark Law allowing them to perform nuclear diagnostic imaging services on their patients in the convenience of their own office. From time-to-time, the Centers for Medicare and Medicaid Services and Congress have proposed to modify the IOAS to further limit or eliminate this exception. Various lobbying organizations are pushing for, and the Medicare Payment Advisory Commission (MedPAC) is actively discussing, limiting the availability of the IOAS exception in order to reduce federal healthcare costs. The outcome of these efforts and discussions is uncertain at this time; however, the limitation or elimination of the IOAS exception could significantly impact our DIS business segment as currently structured.
Our customers who perform imaging services in their office also experience the continuing efforts by some private insurance companies to reduce healthcare expenditures by hiring radiology benefit managers to help them manage and limit imaging. The federal government has also set aside monies in the 2009 recession recovery acts to hire radiology benefit managers to provide image management services to Medicare/Medicaid and MedPAC has recommended and the Centers for Medicare & Medicaid Services has proposed legislation requiring Medicare physicians who engage in a relatively high volume of medical imaging be required to obtain pre-authorization through a radiology benefit manager. A radiology benefit manager is an unregulated entity that performs various functions for private payors and managed care organizations. Radiology benefit manager activities can include pre-authorization for imaging procedures, setting and enforcing standards approving which contracted physicians can perform the services, such as requiring even the most experienced and highly qualified cardiologists to obtain additional board certifications or interfering with the financial decision of the private practitioner by requiring them to own their own imaging system and not allowing them to lease the system. The radiology benefit managers often do not provide written documentation of their decisions or an appeals process, leaving leasing physicians unable to challenge their decisions with the carrier or the state insurance department. Some efforts are being made to address certain radiology benefit manager issues, for example, the New York State Attorney General recently entered into a settlement requiring a radiology benefit manager (based and operating in New York State) to buy out its owners in the state who own imaging centers because it created a conflict of interest in their decisions to deny authorization for competing physicians to provide imaging services; and, New York is requiring the radiology benefit manager to establish an appeals process. However, unregulated radiology benefit manager activities have and could continue to adversely affect our physician customers' ability to receive reimbursement, therefore impacting our customers' decision to utilize our DIS leasing services.
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

  In late 2010, the sole supplier of a key component of our new ergo™ gamma camera ceased production of a critical component. We had a limited supply of that key component and worked hard with several suppliers, who subsequently successfully provided the component. We are working with our new suppliers to improve the yield, cost and efficiency of the key component, which efforts are expected to continue through 2012. The process to qualify a supplier for this key component is long, complex and costly. If the key component is not available when we need it, it could adversely impact our production capability and therefore negatively impact our financial condition. Furthermore, lower yields on the manufacturing of the key component that we do receive from our supplier(s) can have a negative impact on our financial condition through higher purchase price variances, which impact current period gross margins.
Our imaging operations are highly dependent upon the availability of certain radiopharmaceuticals, thereby making us vulnerable to supply problems and price fluctuations that could harm our business.
Our imaging service business involves the use of radiopharmaceuticals. There were significant disruptions in the international supply of these radiopharmaceuticals in 2010, which caused us to cancel services that would have otherwise been provided and this adversely affected our customers, as well as our financial condition in 2010. We believe we now have sufficient supply. The two major nuclear reactors supplying medical radiopharmaceuticals worldwide came back on-line at the end of the third quarter of 2010. We have developed a strong relationship with a radiopharmaceutical company; however, there is no guarantee that the reactors will remain in good repair and our supplier will have continuing access to ample supply of our radiopharmaceutical product. If we are unable to obtain an adequate supply of the necessary radiopharmaceuticals, we may be unable to lease our personnel and equipment through our in-office service operations, or the volume of our services could decline and our business may be adversely affected. Shortages can also cause price increases that may not be accounted for in third party reimbursement rates, thereby causing us to lose margin or require us to pass increases on to our physician customers.
Our business is not widely diversified.
Although we have a strategic initiative to expand our product line into general nuclear imaging with our ergo™ imaging system, which is primarily geared toward the hospital marketplace, historically, we have sold our products and leased our imaging systems and personnel primarily into the cardiac nuclear and ultrasound imaging private practice and in-office markets. We may not be able to leverage our assets and technology to diversify our products and services in order to generate revenue beyond the cardiac nuclear and ultrasound imaging private practice markets. If we are unable to diversify our product and service offerings, our financial condition may suffer.
We compete against businesses that have greater resources and different competitive strengths.
The market for cardiac nuclear imaging cameras is limited and has been decreasing. Some of our competitors have greater resources and a more diverse product offering than we do. Some of our competitors also enjoy significant advantages over us, including greater name recognition, greater financial and technical resources, established relationships with healthcare professionals, larger distribution networks, and greater resources for product development, as well as more extensive marketing and sales resources. Additionally, certain companies have developed portable cameras that directly compete with our product offerings. If we are unable to expand our current market share, our revenues and related financial condition could decline.
In addition, our imaging services customers may switch to other service providers. Our DIS imaging services segment competes against small local, owner operated or regional businesses, some of whom have the advantage of a lower cost structure, and against imaging centers that install nuclear gamma cameras and make them available to physicians in their geographic vicinity. If these competitors are able to win significant portions of our business, our sales could decline significantly. Our financial condition could be adversely affected under such circumstances.
Our quarterly and annual financial results are difficult to predict and are likely to fluctuate from period to period.
We have historically experienced seasonality in our imaging services business, and recent volatility due to the changing health care environment, the variable supply of radiopharmaceuticals, and the downturn in the U.S. economy. While our physicians are obligated to pay us for all lease days to which they have committed, our contracts permit some flexibility in scheduling when services are to be performed. We cannot predict with certainty the degree to which seasonal circumstances such as the summer slowdown, winter holiday vacations and weather conditions may affect the results of our operations. We have also experienced fluctuations in demand of our cardiac nuclear gamma cameras due to economic conditions, capital budget availability, or other financial or business reasons. In addition, due to the way that customers in our target markets acquire our products, a large percentage of our camera orders are booked during the last month of each quarterly accounting period. As such, a delivery delay of only a few days may significantly impact our quarter-to-quarter comparisons. Moreover, the sales cycle in our Product segment for cameras is typically lengthy, particularly with our recent entry into the hospital market, which may cause us to experience significant revenue fluctuations. For these reasons, quarterly and annual sales and operating results may vary in the future. Therefore, period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.
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
If our past or present operations are found to be in violation of any of the laws, regulations, rules, or policies described above or the other laws or regulations to which we or our customers are subject, we may be subject to civil and criminal penalties, damages, fines, exclusion from federal or state health care programs, or the curtailment or restructuring of our operations. Similarly, if our physician customers are found to be non-compliant with applicable laws, they may be subject to sanctions which could have a negative impact on us. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management's attention from the operation of our business, and damage our reputation.
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
The medical device industry is litigious, which could result in the diversion of our management's time and efforts, and require us to pay damages which may not be covered by our insurance.

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
Our DIS and Product segment operations are headquartered in an approximately 72,000 square foot facility in Poway, California that is leased to us until February 2016. We believe that our existing facility is adequate for our current needs. In addition, DIS leases approximately 30 small hub locations in the various states in which we operate, which primarily house our fleet of cameras and vans. The lease terms typically range between two and four years.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Market under the symbol "DRAD." The following table presents the high and low per share sale prices of our common stock during the periods indicated, as reported on NASDAQ.

	Year ended December 31,
	2011		2010
	High	Low	High	Low
First Quarter	$2.63	$2.13	$2.16	$1.83
Second Quarter	3.04	2.40	2.49	2.01
Third Quarter	2.91	2.15	2.13	1.74
Fourth Quarter	2.40	1.78	2.23	1.88
As of January 31, 2012, there were approximately 210 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in "street name."
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Issuer purchases of equity securities during the fourth quarter of fiscal 2011 were:

	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2011 – October 31, 2011	—	$—	—	$—
November 1, 2011 – November 30, 2011	—	—	—	—
December 1, 2011 – December 31, 2011	9,607	2.01	582,825	957,261
As of December 31, 2011	9,607		582,825	$957,261

(1)
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
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Stock Market Index and the NASDAQ Medical Equipment Index. The period shown commences on December 31, 2006 and ends on December 31, 2011, the end of our most recent fiscal year. The graph assumes an investment of $100 on December 31, 2006, and the reinvestment of any dividends, if any. The comparisons shown in the graph below are based upon historical data.
The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2011
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2006
2007
2008
2009
2010
2011
Digirad Corporation
NASDAQ Stock Market (US Companies)
NASDAQ Medical Equipment Index

	12/29/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/30/2011
Digirad Corporation	$100	$88.35	$14.08	$50.97	$50.97	$47.58
NASDAQ Stock Market (US Companies)	$100	$108.47	$66.35	$95.38	$113.2	$113.81
NASDAQ Medical Equipment Index	$100	$127.15	$68.47	$99.85	$106.48	$122.33

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The following selected financial data should be read in conjunction with our Consolidated Financial Statements and related disclosures and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. Amounts are presented in thousands, except per share amounts.

	Years Ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Revenues:
DIS	$37,794	$39,542	$52,318	$56,204	$52,440
Product	15,951	16,641	17,278	24,154	21,507
Total revenues	53,745	56,183	69,596	80,358	73,947
Cost of revenues:
DIS	29,672	32,561	38,476	44,697	39,520
Product	9,315	11,618	10,895	15,590	13,909
Total cost of revenues	38,987	44,179	49,371	60,287	53,429
Gross profit	14,758	12,004	20,225	20,071	20,518
Operating expenses:
Research and development	2,738	2,875	3,360	2,764	3,072
Marketing and sales	7,622	5,922	6,977	8,554	7,670
General and administrative	7,741	9,007	8,921	11,805	11,920
Amortization and impairment of intangible assets	331	435	590	798	697
Restructuring loss	(164)	355	319	1,308	—
Goodwill impairment loss	—	—	—	2,466	—
Total operating expenses	18,268	18,594	20,167	27,695	23,359
Income (loss) from operations	(3,510)	(6,590)	58	(7,624)	(2,841)
Other income, net	168	376	550	759	1,465
Net income (loss)	$(3,342)	$(6,214)	$608	$(6,865)	$(1,376)
Net income (loss) per share:
Basic and diluted	$(0.18)	$(0.33)	$0.03	$(0.36)	$(0.07)
Shares used in per share calculations:
Basic	19,052	18,774	18,836	18,955	18,845
Diluted	19,052	18,774	19,320	18,955	18,845

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash, cash equivalents and securities	$30,452	$30,247	$31,810	$28,284	$31,662
Working capital	35,585	35,920	37,826	33,650	33,905
Total assets	50,027	52,244	58,689	61,195	69,015
Total debt	—	—	—	106	213
Total stockholders’ equity	41,487	43,959	49,389	48,959	55,247

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth previously under the caption “Risk Factors.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
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
We generate revenues within two primary operating segments: DIS (our diagnostic imaging service business) and our Product segment. Through DIS, we offer a comprehensive diagnostic imaging services program as an alternative to purchasing a gamma camera or ultrasound equipment for physicians who wish to perform nuclear imaging, echocardiography, vascular ultrasound, or any combination of these procedures in their offices by leasing the imaging system, certified personnel and other support required to perform imaging in the physician’s office. The flexibility of our products and our DIS diagnostic imaging service allows physicians more control over the diagnosis and treatment of their patients in their offices and to retain revenue from procedures they would otherwise refer elsewhere. DIS diagnostic imaging services are primarily provided to cardiologists, internal medicine physicians and family practice doctors who enter into annual contracts for our diagnostic imaging services delivered on a per-day basis. Our typical contracts provide service coverage ranging from once per month to five times per week. We experience some seasonality in our DIS business related to vacations, holidays and inclement weather. We have been experiencing a significant market change due to the decline in reimbursements to our physicians and the uncertainty with healthcare legislation. This market change may require further adjustments to our business model in order for our physician customers and us to maintain a viable economic model. Our Product revenue results primarily from selling solid-state gamma cameras and camera maintenance contracts. We sell our imaging systems to physician offices, hospitals, and imaging centers primarily in the United States, although we have sold a small number of imaging systems internationally. In order to address an industry need for attenuation correction and as part of our Product roadmap, we introduced our Cardius® X-ACT camera, which is a rapid cardiac SPECT/VCT imager. The Cardius® X-ACT camera is positioned more toward the hospital and larger cardiology practices. Recently, we expanded our product line further and introduced our ergoTM general purpose portable imaging system, which is targeted to hospital customers.
Our Market
The target market for our products and services is comprised of cardiologists, internal medicine physicians, family practice physicians, and hospitals in the United States that perform or could perform nuclear and ultrasound diagnostic imaging procedures. At December 31, 2011, we provided imaging services through DIS to more than 1,100 physicians and physician groups. We have sold over 690 cameras through our Product segment. More than half of our DIS nuclear and ultrasound diagnostic imaging customers are internal medicine physicians or other primary care practitioners, and the remainder are primarily cardiologists. Our market has been negatively affected, particularly in 2010, by lower physician reimbursements from CMS (“Center for Medicare and Medicaid Services”) and third party providers for the codes under which our physician customers bill for our services, pricing pressures, decreases in radiopharmaceutical isotope supplies and continuing efforts by some third party payers to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications. We have been and will continue to address these market pressures by introducing new products, such as our Cardius® X-ACT and ergoTM imaging systems and modifying our DIS business model. We anticipate introducing other new products and services in 2012 and beyond.
Trends and Drivers
The medical device industry, including the market for nuclear and ultrasound diagnostic imaging systems and services, is highly competitive. Our business continues to be affected by many factors, including generally declining healthcare reimbursement rates for cardiac imaging procedures (although reimbursement for nuclear diagnostic imaging increased in 2011, it did not offset the declines in 2010), competition from alternative imaging modalities such as positron emission tomography (PET) and computed tomography (CT) angiography, competition from other small owner-operated mobile nuclear diagnostic imaging providers, declining average selling prices for our product offerings and general uncertainty in the healthcare marketplace. We expect most of these trends to continue in the foreseeable future. We continue to experience a decline in demand for our cameras, partially due to limited hospital and physician group capital budgets, in addition to uncertainties related to changes in healthcare regulations and economic conditions. We believe that this trend may continue throughout 2012.
Our physician customers incurred a significant decrease in reimbursement on January 1, 2010 from CMS and third party providers for the codes under which our physician customers bill for our services, which has impacted their businesses (reduced the profitability of our services) and our business (reduced the number of days that we scanned and reduced the price that we charge for a day of service). Furthermore, severe winter weather does affect our business by reducing the number of scan days that we can provide. In 2010, the worldwide medical radiopharmaceutical shortage reduced the number of scan days that we were able to provide and negatively impacted our business. Also, the uncertainty over the enactment of future legislation that may impact reimbursement rates continues to linger and cause concern with our physician customers. We are building and modifying our business model to adapt to environmental and regulatory changes in the healthcare marketplace.
In our Product segment, we continue to build on past achievements by introducing new products targeted specifically at the larger physician practices and hospital marketplace. Our Cardius® X-ACT imaging system is 510(k) approved by the U.S. Food and Drug Administration (FDA). Recently, we introduced our ergoTM general purpose portable imaging system, which is targeted to hospital customers. The ergoTM system is designed to image the inside of a patient’s body using radioactive isotopes. The ergoTM system can be moved around the hospital so patients who cannot be taken to a nuclear medicine department can still be scanned. It includes a detector with a 12.5-inch-by-15.5-inch field of view, which is large enough to scan lungs and other organs larger than the heart. It is our first nuclear diagnostic imaging camera not exclusively focused on cardiology. We believe that our ergoTM imaging system will allow us to expand into new and growing market segments by saving our physician and hospital customers time and money.
2011 Financial Highlights
Our consolidated revenues were $53.7 million for the year ended December 31, 2011. This was a decrease of $2.4 million, or 4.3%, over the comparable prior year period primarily due to a decrease in revenue from our DIS segment. DIS revenue decreased $1.7 million, or 4.4%, due to a reduction in our daily service fee combined with a reduction in the number of days we were able to scan for our physician customers. We reduced our daily lease fee in 2010 to provide more incentive to our physician customers to continue using our services, since CMS reduced reimbursement to the physicians for our diagnostic imaging procedures significantly at the beginning of 2010. We were only able to increase our daily lease fee slightly in 2011. Furthermore, our physician customers reduced the number of days they scanned their patients in 2011, in part due to the lack of patient volume as a result of the poor economy and in part due to the uncertainty in the healthcare marketplace. The worldwide shortage of radiopharmaceuticals, which significantly impacted our business in 2010, was not a factor in 2011, as full medical isotope supply was restored. Additionally, Product revenues for the year ended December 31, 2011 also decreased by $0.7 million, or 4.1%, compared to the prior year period, primarily due to a reduction in the number of cameras which were sold to cardiology practices and hospitals. The number of cameras sold decreased to 27 from 34 during the year ended December 31, 2011 and 2010, respectively.
We realized a loss from operations and a net loss for the year ended December 31, 2011 as a result of decreased DIS and Product segment sales, despite an improvement in gross margin and a reduction in our operating expenses. Our consolidated net loss for the year ended December 31, 2011 was $3.3 million, significantly lower than our net loss of $6.2 million during the prior year. The decline in loss in our DIS segment was primarily attributable to our effort to align clinical labor with revenue and reduce our radiopharmaceutical costs. The decline in loss in our Product segment was primarily attributable to lower manufacturing costs, a decrease in our excess and obsolete inventory reserves and the sale of certain previously reserved cameras.
Our DIS business currently operates in 19 states. For the year ended December 31, 2011, DIS operated 64 nuclear gamma cameras and 67 ultrasound imaging systems, compared to 67 nuclear gamma cameras and 66 ultrasound imaging systems during the same period in the prior year. The decrease in nuclear gamma cameras was primarily due to a decline in the number of days our customers needed our services and our desire to maximize utilization of our equipment. We are seeking to improve our overall profitability through more efficient utilization of our fleet of gamma cameras and ultrasound equipment. In some cases, we use cameras as “back-up” cameras (which reside at our various hub locations and are used when primary cameras are in need of repair); and in other cases, we sell or move our cameras to fixed site customer locations. We measure efficiency by tracking system utilization, which is measured based on the percentage of days that our nuclear gamma cameras and ultrasound equipment are used to deliver services to customers out of the total number of days that they are available to deliver such services. System utilization decreased to 56.1% for the year ended December 31, 2011, compared to 60.7% in the prior year, primarily due to fewer scan days as discussed above.
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
Revenue Recognition
We derive revenues primarily from providing in-office services to support the performance of cardiac diagnostic imaging procedures and from selling and servicing solid-state digital gamma cameras. We recognize revenue in accordance with the authoritative guidance for revenue recognition, when all of the following four criteria are met: (i) a contract or sales arrangement exists; (ii) products have been shipped and title has transferred or services have been rendered; (iii) the price of the products or services is fixed or determinable; and (iv) collectability is reasonably assured. The timing of revenue recognition is based upon factors such as passage of title and risk of loss, the need for installation, and customer acceptance. These factors are based on the specific terms of each contract or sales arrangement.
DIS revenue is derived from our ability to provide our physician customers with our services, which includes use of our imaging system, qualified personnel, and related items required to perform imaging in their own offices and bill Medicare, Medicaid and other payors for in-office nuclear and ultrasound diagnostic imaging procedures. Revenue related to diagnostic imaging services is recognized at the time services are performed and collection is reasonably assured. DIS diagnostic imaging services are generally billed on a per-day basis under annual contracts for nuclear diagnostic imaging, which specifies the number of days of service to be provided, or on a flat rate month-to-month basis for ultrasound imaging.
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
Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. When indicators of impairment exist, we perform an annual review of the carrying value of our long-lived assets to be held and used, including certain identifiable intangible assets, during the fourth quarter of each fiscal year. No impairment losses were recorded on long-lived assets during the years ended December 31, 2011 and 2010.
Valuation of Goodwill
On May 1, 2007, we completed the acquisition of substantially all of the assets and liabilities of Ultrascan, Inc. (“Ultrascan”), a provider of ultrasound imaging systems and services to physicians’ offices and hospitals. The acquisition of net assets from Ultrascan resulted in the recording of goodwill, which represented the excess between the purchase price and the net assets acquired. We review goodwill for impairment on an annual basis during the fourth quarter, as well as when events or changes in circumstances indicate that the carrying value may not be recoverable. We typically perform a two-step impairment test on goodwill. In the first step, we compare the fair value of the reporting unit with goodwill to the carrying value of its long-term assets. If the carrying value of the long-term assets exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test, whereby the carrying value of the reporting unit’s goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference would be recorded. No impairment losses were recorded on goodwill during the years ended December 31, 2011 and 2010.
Restructuring
Restructuring costs are included in our income (loss) from operations on our statement of operations. Restructuring gain for the year ended December 31, 2011 is comprised of a paid note receivable. In 2009, we financed a note receivable related to certain assets that we sold as part of our restructuring efforts. We fully reserved the note at that time and cost was included within the restructuring loss. The buyer paid the note in-full and we recognized a gain on the transaction in 2011. Restructuring loss for the year ended December 31, 2010 is comprised of one-time termination benefits for involuntarily terminated employees, write-offs of underutilized cameras and capital equipment and obligations pertaining to an abandoned property lease. Restructuring loss for the year ended December 31, 2009 is comprised of one-time termination benefits for involuntarily terminated employees. Losses on property and equipment were recorded consistent with the Company’s accounting policy related to long-lived assets. One-time termination benefits are recorded at the time they are communicated to the affected employees. Losses on property lease obligations are recorded when the lease is abandoned.
Share-Based Compensation
We grant options to purchase our common stock and restricted stock units (“RSUs”) to our employees and directors under our equity compensation plans. We estimate the fair value of the stock option awards using the Black-Scholes-Merton option-pricing model on the date of grant. The fair value of RSUs is based on the stock price on the date of grant. The fair value of equity instruments that are expected to vest are recognized using the straight-line method over the requisite service period. The fair value of stock options is derived using the following assumptions, some of which are subjective by nature. The weighted-average assumptions used in the Black-Scholes-Merton model for the year ended December 31, 2011 were 6.5 years for the expected term, 62% for the expected volatility, 1.9% for the risk free rate and 0% for dividend yield. Expected volatilities are based on historical volatility of our stock. We estimated the forfeiture rate based on historical data for forfeitures and we are recognizing compensation costs only for those equity awards expected to vest. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant commensurate with the expected term of the option. We have never declared or paid dividends and have no plans to do so in the foreseeable future.
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
Results of Operations
The following table sets forth our results from operations, expressed as percentages of total revenues for the years ended December 31, 2011, 2010 and 2009 (in thousands, except percentages):

	Years ended December 31,				Change from Prior Year
	2011	% of 2011 Revenues	2010	% of 2010 Revenues	Dollars	Percent
Revenues:
DIS	$37,794	70.3%	$39,542	70.4%	$(1,748)	(4.4)%
Product	15,951	29.7%	16,641	29.6%	(690)	(4.1)%
Total revenues	53,745	100.0%	56,183	100.0%	(2,438)	(4.3)%
Total cost of revenues	38,987	72.5%	44,179	78.6%	(5,192)	(11.8)%
Gross profit	14,758	27.5%	12,004	21.4%	2,754	22.9%
Operating expenses:
Research and development	2,738	5.1%	2,875	5.1%	(137)	(4.8)%
Marketing and sales	7,622	14.2%	5,922	10.5%	1,700	28.7%
General and administrative	7,741	14.4%	9,007	16.0%	(1,266)	(14.1)%
Amortization of intangible assets	331	0.6%	435	0.8%	(104)	(23.9)%
Restructuring loss (gain)	(164)	(0.3)%	355	0.6%	(519)	(146.2)%
Total operating expenses	18,268	34.0%	18,594	33.1%	(326)	(1.8)%
Income (loss) from operations	(3,510)	(6.5)%	(6,590)	(11.7)%	3,080	(46.7)%
Other income	168	0.3%	376	0.7%	(208)	(55.3)%
Net income (loss)	$(3,342)	(6.2)%	$(6,214)	(11.1)%	$2,872	(46.2)%

	Year Ended December 31,				Change from Prior Year
	2010	% of 2010 Revenues	2009	% of 2009 Revenues	Dollars	Percent
Revenues:
DIS	$39,542	70.4%	$52,318	75.2%	$(12,776)	(24.4)%
Product	16,641	29.6%	17,278	24.8%	(637)	(3.7)%
Total revenues	56,183	100%	69,596	100%	(13,413)	(19.3)%
Total cost of revenues	44,179	78.6%	49,371	70.9%	(5,192)	(10.5)%
Gross profit	12,004	21.4%	20,225	29.1%	(8,221)	(40.6)%
Operating expenses:
Research and development	2,875	5.1%	3,360	4.8%	(485)	(14.4)%
Marketing and sales	5,922	10.5%	6,977	10.0%	(1,055)	(15.1)%
General and administrative	9,007	16.0%	8,921	12.8%	86	1.0%
Amortization of intangible assets	435	0.8%	590	0.8%	(155)	(26.3)%
Restructuring loss	355	0.6%	319	0.5%	36	11.3%
Total operating expenses	18,594	33.1%	20,167	29.0%	(1,573)	(7.8)%
Income (loss) from operations	(6,590)	(11.7)%	58	0.1%	(6,648)	(11,462.1)%
Other income	376	0.7%	550	0.8%	(174)	(31.6)%
Net income (loss)	$(6,214)	(11.1)%	$608	0.9%	$(6,822)	(1,122.0)%
Comparison of Years Ended December 31, 2011 and 2010
Revenues
Consolidated. Consolidated revenue was $53.7 million for the year ended December 31, 2011, a decrease of $2.4 million, or 4.3%, from the prior year period, primarily as a result of a reduction in our DIS business segment combined with lower camera sales in our Product business segment. DIS revenue accounted for 70.3% of total revenues for the year ended December 31, 2011, compared to 70.4% for prior year period. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue.
DIS. Our DIS revenue was $37.8 million for the year ended December 31, 2011, a decrease of $1.7 million, or 4.4%, from the prior year period. The decrease resulted from a reduction in our daily lease fee combined with a reduction in the number of days we were able to scan for our physician customers. We reduced our daily lease fee in 2010 to provide more incentive to our physician customers to continue using our services, since CMS reduced reimbursement to the physicians for our diagnostic imaging procedures significantly at the beginning of 2010. We were only able to increase our daily lease fee slightly in 2011. Furthermore, our physician customers reduced the number of days they scanned in 2011, in part due to the lack of patient volume as a result of the poor economy, in part due to the uncertainty in the healthcare marketplace, and in part due to other factors such as physician pre-certification requirements. The worldwide shortage of radiopharmaceuticals, which significantly impacted our business in 2010, was not a factor in 2011 as full medical isotope supply was restored.
Product. Our Product revenue was $16.0 million for the year ended December 31, 2011, a decrease of $0.7 million, or 4.1%, compared to the prior year period, primarily due to a reduction in the number of cameras which were sold to cardiology practices and hospitals. The number of cameras sold decreased to 27 from 34 during the year ended December 31, 2011 and 2010, respectively. We believe that economic factors affected our customers' buying decisions, including the uncertainty in the credit markets, a slowing economy, and continued healthcare imaging reimbursement pressures.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $14.8 million for the year ended December 31, 2011, an increase of $2.8 million, or 22.9%, compared to the prior year period. The increase in consolidated gross profit is primarily the result of improving gross margins in our Product and DIS business segments. Consolidated gross profit as a percentage of revenue increased to 27.5% for the year ended December 31, 2011 from 21.4% for the prior year.
DIS. Cost of DIS revenue consists of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with the provision of services. Cost of DIS revenue was $29.7 million for the year ended December 31, 2011, a decrease of $2.9 million, or 8.9%, from the prior year period, primarily as a result of decreased expenses from fewer scans, more efficient utilization of labor and equipment, aligning labor and revenue by a shift from all full-time (fixed) labor to some part-time

(variable) labor, combining certain positions and changing the useful lives of our DIS camera fleet from five years to ten years. This change in lives resulted in a decrease to depreciation expense, included in cost of revenues, of approximately $0.4 million in the current year.
DIS gross profit was $8.1 million for the year ended December 31, 2011, an increase of $1.1 million, or 16.3% as compared to the prior year period. DIS gross profit as a percentage of DIS revenue increased to 21.5% for the year ended December 31, 2011 from 17.7% for the prior year due to improvement in operational performance primarily associated with the management of labor and equipment and the change of the useful lives of our DIS camera fleet.
Product. Cost of Product revenue primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Cost of Product revenues was $9.3 million for the year ended December 31, 2011, a decrease of $2.3 million, or 19.8%, over the prior year period. Product gross profit was $6.6 million for the year ended December 31, 2011, an increase of $1.6 million, or 32.1% as compared to the prior year period. Product gross profit as a percentage of Product revenue increased to 41.6% for the year ended December 31, 2011 from 30.2% for the prior year due to lower excess and obsolete inventory reserves and the sale of certain previously reserved cameras, partially offset by higher manufacturing variances due to a key component supply issue.
Operating Expenses
Research and Development. Research and development expenses are associated with the design, development and enhancement of our products, and consist of salaries, development material costs, facility and overhead costs, consulting fees, and non-recurring engineering costs. We continue to invest in research and development with a focus on innovation as we seek to improve our existing technology. Research and development expenses were $2.7 million for the year ended December 31, 2011, representing an increase of $0.1 million, or 4.8%, compared to the prior year period, primarily as a result of final development work on our ergo imaging system, beginning development of a new accessory for our ergo, clinical evaluation work on our XACT and sustaining engineering support of our legacy products. Research and development expenses were 17.2% and 17.3% of Product revenue for the years ended December 31, 2011 and 2010, respectively. We are investing in strategic marketing to determine how to best deploy our technology platform in order support new product introductions.
Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and trade show costs and market study. Marketing and sales expenses were $7.6 million for the year ended December 31, 2011, an increase of $1.7 million, or 28.7%, compared to the prior year period. The increase in marketing spend was primarily a result of our decision to invest in a strategic marketing study with a premier healthcare consulting firm. Without that investment, marketing and sales expenses would have remained relatively flat for the years ended December 31, 2011 and 2010.
General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology and executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $7.7 million for the year ended December 31, 2011, a decrease of $1.3 million, or 14.1%, compared to the prior year, primarily as a result of lower bad debt reserves and lower legal and consulting services compared to the prior year , as well as our continued efforts to reduce costs and improve efficiencies. General and administrative expenses were 14.4% of total revenue for the year ended December 31, 2011 compared to 16.0% for the prior year.
Other Income
Other income consists primarily of interest income, net of other expenses. The decrease in other income of $0.2 million is attributable to a decrease in interest rates and a slight decrease in our average cash balance.
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
DIS. Cost of DIS revenue was $32.6 million for the year ended December 31, 2010, representing a decrease of $5.9 million, or 15.4%, from the prior year period, primarily due to decreased labor costs, decreased radiopharmaceutical expenses from fewer scans, and a reduction in depreciation costs due to more cameras in 2010 being fully depreciated compared to the prior year period. DIS gross profit was $7.0 million for the year ended December 31, 2010, which represents a decrease of $6.9 million, or 49.6% as compared to the prior year period. DIS gross profit as a percentage of DIS revenue decreased to 17.7% for the year ended December 31, 2010 from 26.5% for the prior year period. The decline in operational performance is primarily associated with the reduction in service days, combined with some impact from the isotope shortage.
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
Operating Expenses
Research and Development. We continue to invest in research and development with a focus on innovation as we seek to improve our existing technology. In 2009 and 2010, we received U.S. Food and Drug Administration 510(k) clearance for our new Cardius® X-ACT imaging system and our new ergoTM general purpose portable imaging system, respectively. Research and development expenses were $2.9 million for the year ended December 31, 2010, representing a decrease of $0.5 million, or 14.4%, compared to the prior year period, primarily as a result of 2009 research and development clinical evaluation efforts for our Cardius® X-ACT imaging system, which did not reoccur in 2010. Research and development expenses were 17.3% and 19.4% of Product revenue for the years ended December 31, 2010 and 2009, respectively.
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
Restructuring Loss. Restructuring costs were $0.4 million and $0.3 million during the years ended December 31, 2010 and 2009, respectively. We initiated and substantially completed restructuring plans in the second quarter of 2010 and second and third quarters of 2009. During 2010 and 2009, we experienced changing market conditions, which contributed to operating losses within our DIS and Product segments, including declines in reimbursements to our physician customers, worldwide isotope shortages and regulatory uncertainty in the healthcare system. In response, we reduced our workforce within both the DIS and Product segments in order to realign expenses to a lower level of sales. We also eliminated and consolidated certain DIS hub locations in order to focus on hubs that have stronger anticipated margin and growth potential.
Other Income
Other income consists primarily of interest income, net of interest paid and other associated expenses. The decrease in other income of $0.2 million is attributable to a decrease in interest rates and a slight decrease in our average cash balance.

Liquidity and Capital Resources
General
We require capital principally for capital expenditures and to finance accounts receivable and inventory, which we manage closely. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of deliveries and the payment cycles of our customers. Our capital expenditures consist primarily of nuclear cameras, ultrasound machines, vans, manufacturing and development equipment and computer hardware and software. As of December 31, 2011, we had cash, cash equivalents and securities available-for-sale of $30.5 million. We generally invest our cash reserves in money market funds, U.S. treasury and corporate debt securities. Based upon our current level of expenditures, we believe our working capital, together with cash flows from operating activities, will be adequate to meet our anticipated cash requirements for capital expenditures and working capital for at least the next 12 months.
Cash Flows
The following table shows cash flow information for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$965	$229	$4,806
Net cash provided by (used in) investing activities	2,515	6,710	(3,764)
Net cash provided by (used in) financing activities	$100	$(40)	$(1,007)
Operating Activities
Net cash provided by operating activities increased $0.7 million, or 321.4%, for the year ended December 31, 2011 compared to the prior year period. This increase was primarily attributable to the decreased net loss, increases related to changes in working capital accounts (particularly collection of accounts receivable), partially offset by increases in inventory and decreased non-cash charges related to depreciation, bad debt and other non-cash charges.
Net cash provided by operating activities decreased $4.6 million, or 95.2%, for the year ended December 31, 2010 compared to the prior year period. This decrease was primarily attributable to our net loss partially offset by changes in working capital.
Investing Activities
Net cash provided by investing activities decreased $4.2 million, or 62.5%, for the year ended December 31, 2011 compared to the prior year period. This decrease was primarily attributable to decreased net proceeds from maturing available-for-sale securities partially offset by lower purchases of property and equipment.
Net cash provided by investing activities increased $10.5 million, or 278.3%, for the year ended December 31, 2010 compared to the prior year. This increase was primarily attributable to decreased purchases of securities available-for-sale partially offset by lower proceeds from the sale of property and equipment and higher purchases of property and equipment.
Financing Activities
Net cash provided by financing activities increased by $0.1 million, or 350.0%, for the year ended December 31, 2011 compared to the prior year. This increase was primarily attributable to increased stock option exercises.
Net cash used in financing activities decreased by $1.0 million, or 96.0%, for the year ended December 31, 2010 compared to the prior year period. This increase was primarily attributable to decreased repurchases of common stock related to our stock buyback program partially offset by lower repayments on obligations under capital leases.
Contractual Obligations
We are committed to making future cash payments on capital leases (including interest) and operating leases. We have not guaranteed the debt of any other party. The following table summarizes our contractual obligations as of December 31, 2011 (amounts in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$3,323	$1,231	$1,408	$684	$—

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Digirad Corporation
We have audited the accompanying consolidated balance sheets of Digirad Corporation as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digirad Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
San Diego, California
February 17, 2012

DIGIRAD CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$24,039	$20,459
Securities available-for-sale	6,413	9,788
Accounts receivable, net	6,320	7,527
Inventories, net	6,178	5,432
Other current assets	855	861
Restricted cash	194	—
Total current assets	43,999	44,067
Property and equipment, net	5,367	7,185
Intangible assets, net	477	808
Goodwill	184	184
Total assets	$50,027	$52,244
Liabilities and stockholders’ equity
Accounts payable	$1,330	$1,694
Accrued compensation	2,291	1,600
Accrued warranty	297	378
Deferred revenue	2,099	2,379
Other accrued liabilities	2,397	2,096
Total current liabilities	8,414	8,147
Deferred rent	126	138
Total liabilities	8,540	8,285
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 18,901,160 and 18,597,311 shares issued and outstanding (net of treasury shares) at December 31, 2011 and 2010, respectively	2	2
Treasury stock, at cost; 582,825 shares and 573,218 shares at December 31, 2011 and 2010, respectively	(1,058)	(1,039)
Additional paid-in capital	155,704	154,785
Accumulated other comprehensive income	33	63
Accumulated deficit	(113,194)	(109,852)
Total stockholders’ equity	41,487	43,959
Total liabilities and stockholders’ equity	$50,027	$52,244
See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years ended December 31,
	2011	2010	2009
Revenues:
DIS	$37,794	$39,542	$52,318
Product	15,951	16,641	17,278
Total revenues	53,745	56,183	69,596
Cost of revenues:
DIS	29,672	32,561	38,476
Product	9,315	11,618	10,895
Total cost of revenues	38,987	44,179	49,371
Gross profit	14,758	12,004	20,225
Operating expenses:
Research and development	2,738	2,875	3,360
Marketing and sales	7,622	5,922	6,977
General and administrative	7,741	9,007	8,921
Amortization and impairment of intangible assets	331	435	590
Restructuring loss (gain)	(164)	355	319
Total operating expenses	18,268	18,594	20,167
Income (loss) from operations	(3,510)	(6,590)	58
Other income (expense):
Interest income	165	378	499
Other income (expense)	3	(2)	51
Total other income	168	376	550
Net income (loss)	$(3,342)	$(6,214)	$608
Net income (loss) per share:
Basic and diluted	$(0.18)	$(0.33)	$0.03
Shares used in per share computations:
Weighted average shares outstanding—basic	19,052	18,774	18,836
Weighted average shares outstanding—diluted	19,052	18,774	19,320
See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2011	2010	2009
Operating activities
Net income (loss)	$(3,342)	$(6,214)	$608
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	2,765	3,815	4,588
Amortization and impairment of intangible assets	331	435	590
Provision for bad debts	237	832	58
Stock-based compensation	800	891	606
Restructuring loss	—	355	319
(Gain) loss on disposal of assets	(103)	154	(26)
Amortization of premium on securities available-for-sale	286	285	454
Changes in operating assets and liabilities:
Accounts receivable	970	(806)	1,713
Inventories	(1,046)	1,280	(1,565)
Other assets	6	196	809
Accounts payable	(364)	74	(400)
Accrued compensation	691	(912)	(1,295)
Deferred revenue	(280)	(215)	(129)
Other accrued liabilities	208	59	(1,524)
Restricted cash	(194)	—	—
Net cash provided by operating activities	965	229	4,806
Investing activities
Purchases of property and equipment	(709)	(1,437)	(1,014)
Proceeds from sale of property and equipment	165	55	1,024
Purchases of securities available-for-sale	(13,086)	(5,477)	(20,360)
Sales and maturities of securities available-for-sale	16,145	13,569	16,586
Net cash provided by (used in) investing activities	2,515	6,710	(3,764)
Financing activities
Issuances of common stock	119	44	36
Repurchases of common stock	(19)	(48)	(991)
Repayment of obligations under capital leases	—	(36)	(52)
Net cash provided by (used in) financing activities	100	(40)	(1,007)
Net increase in cash and cash equivalents	3,580	6,899	35
Cash and cash equivalents at beginning of year	20,459	13,560	13,525
Cash and cash equivalents at end of year	$24,039	$20,459	$13,560
Supplemental information:
Cash paid during the period for interest	$—	$6	$9
Non-cash investing and financing activities:
Purchase of assets under capital leases	$—	$—	$113
See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock		Treasury Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	18,944	$2	—	$—	$153,225	$(22)	$(104,246)	$48,959
Stock-based compensation	—	—	—	—	606	—	—	606
Exercise of stock options	80	—	—	—	36	—	—	36
Repurchases of common stock	—	—	547	(991)	—	—	—	(991)
Comprehensive loss:
Net income	—	—	—	—	—	—	608	608
Unrealized gain on securities available-for-sale	—	—	—	—	—	171	—	171
Total comprehensive income	—	—	—	—	—	—	—	779
Balance at December 31, 2009	19,024	2	547	(991)	153,867	149	(103,638)	49,389
Stock-based compensation	—	—	—	—	874	—	—	874
Exercise of stock options and settlement of restricted stock awards	147	—	—	—	44	—	—	44
Repurchases of common stock	—	—	26	(48)	—	—	—	(48)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(6,214)	(6,214)
Unrealized loss on securities available-for-sale	—	—	—	—	—	(86)	—	(86)
Total comprehensive loss	—	—	—	—	—	—	—	(6,300)
Balance at December 31, 2010	19,171	2	573	(1,039)	154,785	63	(109,852)	43,959
Stock-based compensation	—	—	—	—	800	—	—	800
Exercise of stock options and settlement of restricted stock awards	313	—	—	—	119	—	—	119
Repurchases of common stock	—	—	10	(19)	—	—	—	(19)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(3,342)	(3,342)
Unrealized loss on securities available-for-sale	—	—	—	—	—	(30)	—	(30)
Total comprehensive loss	—	—	—	—	—	—	—	(3,372)
Balance at December 31, 2011	19,484	$2	583	$(1,058)	$155,704	$33	$(113,194)	$41,487
See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	The Company
Digirad Corporation (“Digirad”), a Delaware corporation, is a leading developer and manufacturer of medical diagnostic imaging systems including solid-state gamma cameras for nuclear cardiology and general nuclear medicine applications. Digirad is also one of the largest national providers of in-office nuclear cardiology imaging and ultrasound services to physician practices, hospitals and imaging centers through its Digirad Imaging Solutions (“DIS”) division. Digirad has two reportable segments, DIS and Product which are collectively referred to herein as the “Company”. The accompanying consolidated financial statements include the operations of both segments. Intercompany accounts and transactions are accounted for at cost and have been eliminated in consolidation. All the Company's long-lived assets are located in the United States. Substantially all of the Company’s revenue arises from sales activity in the United States. Through DIS, the Company provides in-office imaging services to physicians, offering certified personnel, required licensure, an imaging system and other support and supplies for the performance of nuclear and ultrasound imaging procedures under the supervision of its physician customers. DIS physician customers enter into annual lease contracts for imaging services generally delivered on a per-day basis. The Company’s Product segment sells solid-state gamma cameras and provides camera service and maintenance.

NOTE 2.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The consolidated financial statements are prepared in conformity with United States generally accepted accounting principles ("GAAP") and include the financial statements of the Company and its wholly owned subsidiaries. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from management’s estimates. In addition certain reclassifications have been made to the prior year financial statements to conform to the current period presentation.
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
DIS revenue is derived from the service of personnel and equipment for in-office nuclear and ultrasound imaging procedures. Revenue related to imaging services is recognized at the time services are performed and collection is reasonably assured. DIS services are generally billed on a per-day basis under annual contracts, which specify the number of days of service to be provided, or on a flat rate month-to-month basis.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. The Company’s significant estimates include the valuation of goodwill, the valuation of long-lived assets, the reserve for doubtful accounts, revenue and billing adjustments, excess and obsolete inventories, warranty costs, the valuation allowance for deferred tax assets, and the assumptions used in estimating the fair value of stock options. Actual results could differ from those estimates.

Change of Estimate
During the third quarter of 2011, the Company completed a review of the estimated useful lives of its mobile camera fleet. After reviewing internal plans, analyzing and evaluating the historical useful life of its cameras and demand expectations, the useful life was extended from five to ten years. The extension of depreciable lives qualifies as a change in accounting estimate and was made on a prospective basis effective July 1, 2011. For the year ended December 31, 2011, depreciation expense, recorded in cost of revenues on the Company's consolidated statement of operations was $0.4 million less than it would have been had the depreciable lives not been extended. The effect of this change on basic and diluted earnings per share for the year was $0.02 per share.
Concentration of Credit Risk and Significant Customers
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company limits its exposure to credit loss by placing its cash and investments with high credit quality financial institutions. Additionally, the Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain principal and maximize liquidity. No single customer represented greater than ten percent of sales for any of the years presented.
Fair Value of Financial Instruments
The authoritative guidance for fair value measurements defines fair value for accounting purposes, establishes a framework for measuring fair value and provides disclosure requirements regarding fair value measurements. The guidance defines fair value as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. The Company's financial instruments primarily consist of cash equivalents, securities available-for-sale, accounts receivable, other current assets, accounts payable, other current liabilities and restricted cash. The carrying amount of these financial instruments generally approximate fair value due to their short term nature. Securities available-for-sale are recorded at fair value.
Cash and Cash Equivalents
The Company considers all investments with a maturity of three months or less when acquired to be cash equivalents.
Securities Available-for-Sale
Securities available-for-sale primarily consist of investment grade corporate debt securities. The Company classifies all securities as available-for-sale and as current assets, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. It is not more likely than not that the Company will be required to sell its investments before recovery of their amortized costs. As of December 31, 2011, none of the Company’s investments have been in an unrealized loss position for more than 12 months. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and include in interest income. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in other income within the consolidated statements of operations. The proceeds from the sales of available-for-sale securities and the realized gains and losses on these sales were minimal.
The following table sets forth the composition of securities available-for-sale as of December 31, 2011 and 2010 (in thousands):

As of December 31, 2011	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt securities	2 or less	$6,380	$33	$—	$6,413

As of December 31, 2010	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt securities	3 or less	$9,725	$91	$(28)	$9,788
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
Allowance for Doubtful Accounts and Billing Adjustments
Accounts receivable consist principally of trade receivables from customers and are generally unsecured and due within 30 days. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts within accounts receivables, net in the consolidated balance sheets.
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
The following table summarizes the Company’s allowance for doubtful accounts and billing adjustments as of and for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Allowance for Doubtful Accounts (1)	Reserves for Billing Adjustments and Contractual Allowances (2)
Balance at December 31, 2008	$837	$408
Provision	58	1,280
Write-offs and recoveries, net	(18)	(1,275)
Balance at December 31, 2009	877	413
Provision	832	1,127
Write-offs and recoveries, net	(522)	(1,128)
Balance at December 31, 2010	1,187	412
Provision	237	868
Write-offs and recoveries, net	(676)	(924)
Balance at December 31, 2011	$748	$356

(1)	The provision was charged against general and administrative expenses.

(2)	The provision was charged against revenue.
Inventory
The Company states inventories at the lower of cost (first-in, first-out) or market (net realizable value) and reviews their inventory balances for excess and obsolete inventory levels on a quarterly basis. Costs include material, labor and manufacturing overhead costs. The Company relies on historical information to support their excess and obsolete reserves and utilize management’s business judgment with respect to estimated future demand. The Company generally reserved 100% of the cost of production inventory in excess of a projected 24 month demand and service inventory quantities in excess of a projected 36 month demand. Once inventory is reserved, the Company does not adjust the reserve balance until the inventory is sold or disposed.

The following table summarizes the Company’s reserves for excess and obsolete inventory as of and for the years ended December 31, 2011, 2010 and 2009 (in thousands):

Reserve for Excess and Obsolete Inventories (1)
Balance at December 31, 2008	$595
Provision	538
Write-offs and scrap	(336)
Balance at December 31, 2009	797
Provision	1,411
Write-offs and scrap	(317)
Balance at December 31, 2010	1,891
Provision	82
Write-offs and scrap	(379)
Balance at December 31, 2011	$1,594

(1)	The provision was charged against Product cost of revenues.
Valuation of Long-Lived Assets including Finite Lived Purchased Intangible Assets
Long-lived assets consist of property and equipment and finite lived intangible assets. The Company records property and equipment at cost, and records other intangible assets based on their fair values at the date of acquisition. The Company calculates depreciation on property and equipment using the straight-line method over the estimated useful life of the assets which average 6 years for machinery and equipment, 3 years for computer hardware and software and lower of the lease term or an average of 5 years for leasehold improvements. The Company calculates amortization on other intangible assets using either the accelerated or the straight-line method over the estimated useful life of the assets, based on when the Company expects to receive cash inflows generated by the intangible assets.
Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment losses were recorded on long-lived assets during the years ended December 31, 2011, 2010 and 2009.
Valuation of Goodwill
The Company reviews goodwill for impairment on an annual basis during the fourth quarter, as well as when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company typically performs a two-step impairment test on goodwill. In the first step, the Company compares the fair value of the reporting unit with goodwill to the carrying value of its long-term assets. If the carrying value of the long-term assets exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test, whereby the carrying value of the reporting unit’s goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference would be recorded.
In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. The Company early adopted this guidance for its annual goodwill impairment test that was conducted in the fourth quarter of 2011. The adoption of this guidance did not have a material effect on the Company's financial condition or results of operations.

Restricted Cash
As of December 31, 2011, the Company has $0.2 million of money market funds that are restricted from withdrawal as they are held as collateral for a letter of credit related to an annual workers' compensation policy.
Restructuring
Restructuring costs are included in income (loss) from operations within the consolidated statements of operations. Losses on property and equipment are recorded consistent with the Company’s accounting policy related to long-lived assets. One-time termination benefits are recorded at the time they are communicated to the affected employees. Losses on property lease obligations are recorded when the lease is abandoned.
In response to its ongoing review of current market conditions and internal operations the Company had implemented restructuring activities during the years ended December 31, 2010 and 2009. The restructurings were complete prior to fiscal 2011 and no new restructuring activities were implemented during the year ended December 31, 2011.
Shipping and Handling Fees and Costs
The Company records all shipping and handling billings to a customer as revenue earned for the goods provided. Shipping and handling costs are included in cost of revenues and totaled $0.1 million, $0.3 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.
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
The activities in the Company’s warranty reserve for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$378	$332	$906
Charges to Product cost of revenues	708	670	406
Applied to liability	(789)	(624)	(980)
Balance at end of year	$297	$378	$332
Research and Development
Research and development costs are expensed as incurred.
Advertising Costs
Advertising costs are expensed as incurred. Total advertising costs for each of the years ended December 31, 2011, 2010 and 2009 were $0.6 million, $0.4 million and $0.6 million, respectively.
Net Income (Loss) Per Share
Basic earnings per share (EPS) is calculated by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding. Diluted EPS is computed by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units under the treasury stock method. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. Shares used to compute basic net income (loss) per share include 289,394 and 244,531 vested restricted stock units for the years ended December 31, 2011 and 2010, respectively.
The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2011	2010	2009
Net income (loss)	$(3,342)	$(6,214)	$608
Shares used to compute basic net income (loss) per share	19,052	18,774	18,836
Dilutive potential common shares:
Stock options	—	—	408
Restricted stock units	—	—	76
Shares used to compute diluted net income (loss) per share	19,052	18,774	19,320
Basic and diluted net income (loss) per share	$(0.18)	$(0.33)	$0.03
Since the Company incurred net losses for the years ended December 31, 2011 and 2010, 601,491 and 528,356 common share equivalents were excluded from the computation of diluted net income (loss) per share for years ended December 31, 2011 and 2010, respectively, as their effect would be antidilutive.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains or losses on the Company's marketable securities. The Company has disclosed comprehensive income (loss) as a component of stockholders' equity.
Accounting Standards Updates
In June and December 2011, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity, which is the Company's current presentation, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with the exception of the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB, and is not expected to have a material effect on the Company's financial condition or results of operations, though it will change financial statement presentation.

NOTE 3.	Supplementary Balance Sheet Information (in thousands):

	December 31, 2011	December 31, 2010
Inventories, net:
Raw materials	$2,899	$3,050
Work-in-process	2,665	2,641
Finished goods	2,207	1,632
	7,771	7,323
Less reserve for excess and obsolete inventories	(1,593)	(1,891)
	$6,178	$5,432

	December 31, 2011	December 31, 2010
Property and equipment, net:
Machinery and equipment	$21,684	$21,627
Computer hardware and software	2,712	2,417
Leasehold improvements	813	807
	25,209	24,851
Accumulated depreciation	(19,842)	(17,666)
	$5,367	$7,185

	December 31, 2011	December 31, 2010
Intangible assets, net (1):
Customer relationships	$2,600	$2,600
Covenants not to compete	300	300
Patents	141	141
	3,041	3,041
Accumulated amortization of customer relationships	(2,201)	(1,942)
Accumulated amortization of covenants not to compete	(280)	(220)
Accumulated amortization of patents	(83)	(71)
	$477	$808

(1)
Amortization expense for intangible assets, net for the years ended December 31, 2011, 2010 and 2009 was $0.3 million, $0.4 million and $0.6 million, respectively. Estimated amortization expense for intangible assets for 2012 is $0.2 million, for 2013 is $0.2 million, for 2014 is $0.1 million, for 2015 and thereafter less than $0.1 million.

	December 31, 2011	December 31, 2010
Other accrued liabilities:
Outside services and consulting	$836	$318
Sales and property taxes payable	473	464
Professional fees	293	284
Radiopharmaceuticals and consumable medical supplies	243	365
Facilities and related costs	129	210
Travel expenses	110	101
Other accrued liabilities	313	354
	$2,397	$2,096

NOTE 4.	Fair Value Measurements
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
As required by the authoritative guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s assets that were recorded at fair value as of December 31, 2011 and 2010 (in thousands).

	At Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$6,413	$—	$6,413

	At Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$9,788	$—	$9,788

NOTE 5.	Goodwill
Goodwill has been recorded within a reporting unit of the Company’s DIS segment since the acquisition of net assets from Ultrascan. As a result of the Company’s annual impairment test during the fourth quarter of 2008, the Company recorded a $2.5 million impairment loss due to a significant decline in its market capitalization, adjusting goodwill to its current carrying value of $0.2 million. The Company determined the implied fair value of its goodwill utilizing the discounted cash flow method under the income approach. Under the income approach, the Company derived the fair value based on the present value of estimated future cash flows, which were based on historical data and assumptions pertaining to the market. In performing the 2011 goodwill impairment test, the Company assessed the relevant qualitative factors and concluded that it is more likely than not that the fair values of our goodwill is greater than the carrying amount. After reaching this conclusion, no further testing was performed. The qualitative factors the Company considered included, but were not limited to, general economic conditions, the industry outlook, the Company's recent and forecasted financial performance and the price of the Company's common stock. No impairment loss was recorded in 2011, 2010 and 2009.

NOTE 6.	Commitments and Contingencies
Leases
The Company is currently leasing its facility which has approximately 72,000 square feet of manufacturing and office space. The lease expires in August 2016. The minimum annual rent on the facility is subject to increases specified in the lease. The Company is also required to pay taxes, insurance and operating costs under the facility lease. The Company has the option to renew the lease for two additional three-year options to extend beyond its expiration, which is conditional on the Company occupying the entire facility.
The Company leases its facilities and certain automotive equipment under non-cancelable operating leases expiring from January 1, 2012 through December 31, 2016. Rent expense is recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured as determined at lease inception. The difference between rent expense and rent paid is recorded as deferred rent and is included in other liabilities. Rent expense was $1.3 million for the years ended December 31, 2011, 2010 and 2009. The future minimum rental payments due under non-cancelable operating leases having initial or remaining lease terms in excess of one year as of December 31, 2011 are as follows (in thousands):

Operating Leases
2012	$1,231
2013	809
2014	599
2015	586
2016	98
Thereafter	—
Total minimum lease payments	$3,323
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

NOTE 7.	Share-Based Compensation

At December 31, 2011, the Company has two active stock option plans, the 2004 Stock Incentive Plan (the “2004 Plan”) and the 2011 Inducement Stock Incentive Plan (the “2011 Plan”), (collectively the “Plans”), under which stock options and restricted stock units may be granted to employees and non-employees, including members of the Company's Board of Directors. Terms of any equity instruments granted under the Plans are approved by the Board of Directors. Stock options typically vest over the requisite service period of two to four years and have a contractual term of seven to ten years. Restricted stock units generally vest over one to three years and must be settled at the earlier of the recipients' termination date or 36 months after grant. Under the Plans, the Company is authorized to issue an aggregate of 2,750,000 shares of common stock. As of December 31, 2011, the Plans had 468,688 shares available for future issuance. The number of shares reserved for issuance under the 2004 Plan is subject to increase by any shares under the 1998 Stock Option/Stock Issuance Plan (the “1998 Plan”) that are forfeited, expire or are cancelled up to a maximum of 1,500,000 shares. As of December 31, 2011, the number of shares reserved for issuance under the Plans was 404,955 shares due to forfeited, expired and cancelled shares under the 1998 Plan.
Prior to the completion of the Company’s initial public offering in June 2004, the Company was authorized to issue options under its 1991 Stock Option Program, 1997 Stock Option/Stock Issuance Plan and 1998 Stock Option/Stock Issuance Plan; however, no additional awards may now be made under such plans.
Stock Options
The estimated fair value of the Company’s stock options is determined using the Black-Scholes model. All stock options were granted with an exercise price equal to the fair value of the common stock on the grant date. The weighted-average grant date fair value of employee stock options granted during the years ended December 31, 2011, 2010 and 2009 was $1.86, $1.14 and $0.52 per share, respectively, which was estimated using the following weighted-average assumptions:

	Years Ended December 31,
	2011	2010	2009
Expected volatility	62%	65%	65%
Expected term (in years)	6.5	6.1	6.0
Risk-free interest rate	1.9%	2.9%	3.0%
Expected dividend yield	—	—	—
The determination of the fair value of stock options using an option valuation model is affected by the Company's stock price, as well as assumptions regarding a number of complex and subjective variables. The volatility assumption is based on the historical volatility of the Company's common stock over a period of time equal to the expected term of the stock options. The expected term of the Company's stock options is based on historical experience. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.
A summary of the Company’s stock option award activity as of and for the year ended December 31, 2011 is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	1,997	$2.11
Options exercisable at December 31, 2010	1,221	$2.59
Options granted	70	$2.82
Options forfeited	(57)	1.63
Options expired	(8)	47.82
Options exercised	(100)	1.20
Options outstanding at December 31, 2011	1,902	$2.01	4.90	$1,259
Options exercisable at December 31, 2011	1,468	$2.13	4.53	$1,054
As share-based compensation expense under the authoritative guidance for share-based payments is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
At December 31, 2011, total unrecognized compensation cost related to unvested stock options was $0.4 million, which is expected to be recognized over a weighted-average period of 2.3 years.
Upon option exercise, the Company issues new shares of common stock. Cash received from stock option exercises was $0.1 million year ended December 31, 2011 and less than $0.1 million during the each of the years ended December 31, 2010 and 2009, respectively. The Company did not recognize any income tax benefits from stock option exercises as it continues to record a valuation allowance on its deferred tax assets, as more fully described in Note 8. The total intrinsic value of stock options exercised was less than $0.1 million during the years ended December 31, 2011, 2010 and 2009, respectively.
Restricted Stock Units
Under guidance for share-based payments, the fair value of the Company’s restricted stock awards is based on the grant date fair value of the Company’s common stock. All restricted stock units were granted with no purchase price. The weighted-average grant date fair value of the restricted stock units was $2.15, $2.00 and $1.26 per share during the years ended December 31, 2011, 2010 and 2009, respectively.
A summary of the Company’s restricted stock unit activity as of and for the year ended December 31, 2011 is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested restricted stock units outstanding at December 31, 2010	455	$2.00
Issued	95	$2.80
Forfeited	(30)	$1.99
Vested	(236)	$2.15
Non-vested restricted stock units outstanding at December 31, 2011	284	$2.15

The following table summarizes information about restricted stock units that vested during the years ended December 31, 2011, 2010 and 2009 based on service conditions (in thousands):

	Years Ended December 31,
	2011	2010	2009
Fair value on vesting date of vested restricted stock units	$507	$362	$225
At December 31, 2011, total unrecognized compensation cost related to non-vested restricted stock units was $0.5 million, which is expected to be recognized over a weighted-average period of 1.6 years.
Allocation of Share-Based Compensation Expense
Total share-based compensation expense related to all of the Company’s share-based units for the years ended December 31, 2011, 2010 and 2009 was allocated as follows (in thousands):

	Years Ended December 31,
Cost of revenues:	2011	2010	2009
DIS	$13	$26	$27
Product	99	60	56
Research and development	84	61	37
Marketing and sales	110	113	93
General and administrative	494	614	393
Share-based compensation expense	$800	$874	$606
Stock Repurchase Program
On February 4, 2009, the Company’s board of directors authorized a stock buyback program to repurchase up to an aggregate of $2.0 million of its issued and outstanding common shares. The timing and extent of the repurchase depends upon market conditions, applicable legal requirements, and other factors. During the years ended December 31, 2011, 2010 and 2009, the Company repurchased 9,607; 25,800 and 547,418 shares of its common stock, respectively, under the stock buyback program. As of December 31, 2011, an aggregate of $1.0 million remains authorized for stock buyback under the program.

NOTE 8.	Income Taxes
As of December 31, 2011 the Company had Federal and state income tax net operating loss carry forwards of $92.6 million and $91.5 million, respectively. Federal loss carry forwards of approximately $0.9 million expired in 2011 and approximately $2.4 million is set to expire in 2012, unless previously utilized. the remaining federal loss carry forwards begin to expire in 2018. No material state loss carry forwards will expire until 2016, unless previously utilized. The Company also has Federal and California research and other credit carry forwards of approximately $1.8 million and $1.9 million, as of December 31, 2011 and 2010, respectively. Approximately $0.2 million of the Federal credits are set to expire in 2012, unless previously utilized. The remaining Federal credit begin to expire in 2018. The California research credits have no expiration. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carry forwards may be limited because of a cumulative change in ownership greater than 50% which may have occurred or which may occur in the future. A valuation allowance has been recognized to offset the deferred tax assets, as realization of such assets has not met the “more likely than not” threshold required under the authoritative guidance of accounting for income taxes.

The Company’s net deferred tax assets consisted of the following (in thousands):

	As of December 31,
	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$34,518	$33,489
Research and development and other credits	1,878	1,889
Reserves	1,282	1,744
Intangibles	2,206	2,382
Other, net	1,392	1,084
Total deferred tax assets	41,276	40,588
Deferred tax liabilities—depreciation	(391)	(374)
Valuation allowance for deferred tax assets	(40,885)	(40,214)
Net deferred tax assets	$—	$—
Income tax expense is less than $0.1 million during the years ended December 31, 2011,2010 and 2009, respectively, and is included as a component of General and administrative expense in the consolidated statements of operations.
Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

	Years Ended December 31,
	2011	2010	2009
Income tax at statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.7%	2.5%	13.0%
Permanent differences, tax credits and other	2.0%	(0.7)%	4.9%
Change in effective state tax rates	(10.3)%	—%	—%
Expiration of net operating loss carryovers	(9.4)%	—%	—%
Stock compensation expense	0.9%	(12.3)%	—%
Reserve for uncertain tax positions and other reserves	(3.1)%	(0.9)%	(1.0)%
Change in valuation allowance	(20.3)%	(24.6)%	(45.6)%
Provision (benefit) for income taxes	(2.5)%	(1.0)%	6.3%
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2011	2010
Balance at beginning of year	$1,617	$1,563
Increases related to prior year tax positions	30	50
Increases related to current year tax positions	42	24
Expiration of the statute of limitations for the assessment of taxes	(48)	(28)
Change in valuation allowances	(20)	8
Balance at end of year	$1,621	$1,617
Included in the unrecognized tax benefits of $1.6 million at December 31, 2011 was $1.4 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate, subject to the valuation allowance. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to income tax examination by tax authorities for years prior to 2006; however, its net operating loss carryforward and research credit carryforwards arising prior to that year are subject to adjustment. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties as of December 31, 2011 and 2010 and no interest and penalties were recognized during the years ended December 31, 2011, 2010 and 2009.

NOTE 9.	Employee Retirement Plan
The Company has two 401(k) retirement plans under which all full-time employees may contribute up to 100% of their annual salary, within IRS limits. The Company’s contributions to its retirement plans totaled $0.2 million, $0.2 million and $0.3 million the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 10.	Segments
The Company’s reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. The Company evaluates performance based on the operating income (loss) contributed by each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The majority of the Company’s capital expenditures arise at its DIS segment. Segment results are as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Gross profit by segment:
DIS	$8,122	$6,981	$13,842
Product	6,636	5,023	6,383
Consolidated gross profit	$14,758	$12,004	$20,225
Income (loss) from operations by segment:
DIS	$(535)	$(3,483)	$1,290
Product	(2,975)	(3,107)	(1,232)
Consolidated income (loss) from operations	$(3,510)	$(6,590)	$58
Depreciation and amortization of tangible and intangible assets by segment:
DIS	$2,765	$3,763	$4,464
Product	331	453	714
Consolidated depreciation and amortization	$3,096	$4,216	$5,178

	As of December 31,
	2011	2010
Identifiable assets by segment:
DIS	$12,789	$13,874
Product	37,238	38,370
Consolidated assets	$50,027	$52,244

NOTE 11.	Quarterly Financial Information (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2011 and 2010 are as follows (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2011
Revenues	$14,175	$14,249	$13,439	$11,882
Gross profit	$3,519	$3,995	$4,150	$3,094
Income (loss) from operations	$(647)	$(284)	$(52)	$(2,527)
Net income (loss)	$(387)	$(227)	$99	$(2,827)
Net income (loss) per common share—basic and diluted (1)	$(0.02)	$(0.01)	$0.01	$(0.15)

Fiscal 2010
Revenues	$15,069	$13,159	$13,299	$14,656
Gross profit	$3,372	$1,908	$3,114	$3,610
Loss from operations	$(1,377)	$(3,111)	$(1,469)	$(633)
Net loss	$(1,235)	$(3,084)	$(1,336)	$(559)
Net loss per common share—basic and diluted (1)	$(0.06)	$(0.16)	$(0.07)	$(0.03)

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

For the quarter ended December 31, 2011, the Company recorded an adjustment to interest income related to prior quarters in 2011.  The adjustment decreased interest income in the quarter ended December 31, 2011 by $250,000. Based on a quantitative and qualitative analysis of the adjustment, as required by authoritative guidance, management concluded that the adjustment had no material impact on any of the Company's previously issued Form 10-Q's in 2011.

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
The Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.
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
The information required by this item regarding directors and corporate governance is incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2012, or the “2012 Proxy Statement,” under the headings “Election of Directors,” “Board of Directors and Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.” The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website, www.digirad.com.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation,” in our 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference from the information set forth under the captions “Executive Compensation—Equity Compensation Plan Information” and “Security Ownership,” in our 2012 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the information set forth under the captions “Corporate Governance and Board of Directors—Director Independence” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance,” in our 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the information set forth under the caption “Proposal Number II—Ratification of Selection of Independent Registered Public Accounting Firm,” in our 2012 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules
Documents filed as part of this report:

1.	Financial Statements:
The financial statements of Digirad Corporation listed below are set forth in Item 8 of this report for the year ended December 31, 2011:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(b) Exhibits
EXHIBIT INDEX

Exhibit Number	Description
2.1(11)	Asset Purchase Agreement, by and between Digirad Corporation, Digirad Imaging Solutions, Inc., Digirad Ultrascan Solutions, Inc. and Ultrascan, Inc. dated May 1, 2007.

2.2(19)	Asset Purchase Agreement, dated February 2, 2009, by and among the Company, Digirad Imaging Solutions, Inc. and MD Office Solutions.

2.3(20)	Asset Purchase Agreement, dated as of March 2, 2009, by and among Digirad Imaging Solutions, Inc. Daniel D. Rice, Denise Nelson, Greg Nelson and Antigua Medical Services, LLC.

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(13)	Amended and Restated Bylaws.

4.1(2)	Form of Specimen Stock Certificate.

4.2(14)	Preferred Stock Rights Agreement, by and between Digirad Corporation and American Stock Transfer and Trust Company, dated November 22, 2005.

10.1(2)†	License Agreement, by and between Digirad Corporation and the Regents of the University of California dated May 19, 1999, as amended.

10.2(2)†	Amendment to License Agreement by and between Digirad Corporation and the Regents of the University of California, dated July 28, 2004, as amended.

10.3(2)†	License Agreement, by and between Digirad Corporation and Cedars-Sinai Health System, dated May 22, 2001, as amended.

10.4(2)†	License Agreement, by and between Digirad Corporation and Cedars-Sinai Health System, dated April 1, 2003, as amended.

10.7(10)#	Digirad Corporation 2004 Stock Incentive Plan, as Amended and Restated on August 2, 2007.

10.8(7)#	Form of Notice of Stock Option Award and Stock Option Award Agreement for 2004 Stock Incentive Plan.

Exhibit Number	Description
10.9(2)#	2004 Non-Employee Director Option Program.

10.10(7)#	Form of Notice of Stock Option Award and Stock Option Award Agreement for 2004 Non-Employee Director Option Program.

10.11(2)#	Form of Indemnification Agreement.

10.12(12)+	Agreement for Services between the Registrant’s wholly-owned subsidiary, Digirad Imaging Solutions, Inc. and MBR and Associates, Inc., dated April 1, 2008.

10.15(15)#	Executive Employment Agreement, by and between Digirad Corporation and Todd Clyde, dated October 30, 2008.

10.16(16)#	Amendment to Employment Agreement, dated December 31, 2010, by and between the Company and Todd P. Clyde.

10.17(17)#	Executive Employment Agreement, by and between the Company and Richard B. Slansky, dated February 9, 2009.

10.18(16)#	Amendment to Employment Agreement, dated December 31, 2010, by and between the Company and Richard B. Slansky.

10.19(16)#	Severance Agreement, dated December 31, 2010, by and between the Company and Virgil Lott.

10.21(18)	Commercial Lease Agreement, dated August 1, 2009, by and between the Company and B. Young Properties, LLC.

10.23(21)#	Form of 2011 Inducement Stock Incentive Plan.

10.24(21)#	Form of 2011 Inducement Stock Incentive Plan Stock Option Agreement.

10.25(21)#	Form of 2011 Inducement Stock Incentive Plan Restricted Stock Unit Agreement.

10.26#	Offer Letter, dated July1, 2011, by and between the Company and Armando Jackson.

21.1(2)	Subsidiaries of Digirad Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page of this Form 10-K).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(9)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(9)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101****
The following financial information from the Company's Quarterly Report on Form 10-K for the annual period ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

(10)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on August 7, 2007, and is incorporated herein by reference.

(11)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the Commission on May 7, 2007, and is incorporated herein by reference.

(12)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 10-K filed with the Commission on February 20, 2007, and is incorporated herein by reference.

(13)	The exhibit was previously filed as an exhibit to the Company’s quarterly report on Form 8-K filed with the Commission on May 9, 2007, and is incorporated herein by reference.

(14)	The exhibit was previously filed as an exhibit to the Registration Statement on Form 8-A originally filed with the Commission on November 29, 2005, and is incorporated herein by reference.

(15)	This exhibit was previously filed as an exhibit to the Company’s annual report on Form 10-K filed with the Commission on February 13, 2009, and is incorporated herein by reference.

(16)	This exhibit was previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Commission on January 3, 2011, and is incorporated herein by reference.

(17)	This exhibit was previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Commission on February 17, 2009, and is incorporated herein by reference.

(18)	This exhibit was previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Commission September 4, 2009, and is incorporated herein by reference.

(19)	This exhibit was previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Commission on February 6, 2009, and is incorporated herein by reference.

(20)	This exhibit was previously filed as an exhibit to the Company’s current report on Form 8-K filed with the Commission on March 4, 2009, and is incorporated herein by reference.

(21)	This exhibit was previously filed as an exhibit to the Company's current report on Form 8-K filed with the Commission on July 29, 2011, and is incorporated herein by reference.

†	Digirad Corporation has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Commission.

+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Commission.

#	Indicates management contract or compensatory plan.

****
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

DIGIRAD CORPORATION

Dated: February 17, 2012	By:	/S/ TODD P. CLYDE
	Name:	Todd P. Clyde
	Title:	President and Chief Executive Officer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ TODD P. CLYDE	President and Chief Executive Officer	February 17, 2012
Todd P. Clyde	(Principal Executive Officer)
/S/ RICHARD B. SLANSKY	Chief Financial Officer	February 17, 2012
Richard B. Slansky	(Principal Financial Officer)
/S/ R. KING NELSON	Director	February 17, 2012
R. King Nelson	(Chairman of the Board of Directors)
/S/ GARY F. BURBACH	Director	February 17, 2012
Gary F. Burbach
/S/ STEVE C. MENDELL	Director	February 17, 2012
Steve C. Mendell
/S/ JOHN W. SAYWARD	Director	February 17, 2012
John W. Sayward
/S/ KENNETH OLSON	Director	February 17, 2012
Kenneth Olson