Form 10-K/A
period 2011-12-31
DIGIRAD CORP
filed 2012-04-27
CIK 707388

Form 10-K Amendment No. 1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
Amendment No. 1

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
DOCUMENTS INCORPORATED BY REFERENCE
None

Form 10-K Amendment No. 1

Digirad Corporation is filing this Amendment No. 1 (Amended Report) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (SEC) on February 17, 2012 (Original Report), in order to add certain information required by the following items of Form 10-K:

Item                                       Description
ITEM 10.                Directors, Executive Officers and Corporate Governance
ITEM 11.                Executive Compensation
ITEM 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13.                Certain Relationships and Related Transactions, and Director Independence
ITEM 14.                Principal Accounting Fees and Services

We hereby amend Items 10, 11, 12, 13 and 14 of Part III of our Original Report by deleting the text of such Items 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings. The Amended Report does not affect any other items in our Original Report. As a result of this amendment, we are also filing as exhibits to this Amended Report the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amended Report, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

Form 10-K Amendment No. 1

ITEM 10.   Directors, Executive Officers and Corporate Governance
Our Executive Officers
The names of our executive officers, their ages, their positions with Digirad, and other biographical information as of March 31, 2012, are set forth below. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Todd P. Clyde	43	President, Chief Executive Officer, and Director
Richard B. Slansky	55	Chief Financial Officer and Corporate Secretary
Armando Jackson	54	Senior Vice President, Product Sales
Virgil J. Lott	54	Senior Vice President, Operations
Matthew G. Molchan	45	President, Digirad Imaging Solutions, Inc.
Richard L. Conwell	61	Senior Vice President, Technology
Todd P. Clyde has served as a member of our Board of Directors and as our President and Chief Executive Officer since October 2008. Mr. Clyde previously served as a member of our Board of Directors and our President, Chief Executive Officer and Chief Financial Officer from October 2008 through February 2009; as Executive Vice President and Chief Financial Officer from December 2007 through October 2008; and as our Chief Financial Officer and Senior Vice President from January 2006 through December 2007. He joined us in November 2002 as the Chief Financial Officer. From January 2002 to November 2002, Mr. Clyde was Chief Financial Officer at Del Mar Database, Inc., a software company developing products for the mortgage lending industry. From March 2000 to October 2001, Mr. Clyde was Vice President and Controller at Verance Corporation, a digital audio watermark technology company that provides copy management and digital content protection solutions for the film, video, and music industries. From October 1997 to March 2000, Mr. Clyde was Vice President and Division Controller at I-Bus/Phoenix, a division of Maxwell Technologies, Inc. which is a manufacturer of customized industrial computing products for the telephony industry. Prior to this, he was a senior auditor at Ernst & Young, LLP, an international public accounting firm. Mr. Clyde received his bachelor’s degree in accounting and his Masters of Accountancy from Brigham Young University in 1994.
We believe Mr. Clyde brings to our Board of Directors relevant leadership experience in the medical equipment and physician services industries, a strong financial acumen as well as a unique perspective on our operations due to his position as our Chief Executive Officer.
Richard B. Slansky joined us in March 2009 as our Chief Financial Officer. He has also served as our Corporate Secretary since March 2011. Prior to joining us, Mr. Slansky held positions as President, Chief Financial Officer, Director, and Corporate Secretary of SpaceDev, Inc., a publicly held space technology and aerospace company. Mr. Slansky joined SpaceDev in February 2003 as Chief Financial Officer and Corporate Secretary. In November 2004, Mr. Slansky was appointed as President and Director of SpaceDev. From July 2002 through February 2003, Mr. Slansky served as interim Chief Executive Officer, interim Chief Financial Officer, and Director for Quick Strike Resources, Inc., an IT training, services, and consulting firm. From May 2000 to July 2002, Mr. Slansky served as Chief Financial Officer, Vice President of Finance, Administration and Operations, and Corporate Secretary for Path 1 Network Technologies Inc., a public company focused on merging broadcast and cable quality video transport with IP networks. Mr. Slansky has also served in senior management positions of several biotechnology and medical device companies. Mr. Slansky has served and continues to serve as a director on boards of various private for-profit and not-for-profit companies. Mr. Slansky earned a bachelor’s degree in economics from the University of Pennsylvania’s Wharton School of Business and a master’s degree in business administration in finance and accounting from the University of Arizona. Mr. Slansky left the company in April 2012.
Armando Jackson joined us in July 2011 as Senior Vice President of Product Sales. In this role, Mr. Jackson oversees sales and marketing efforts for Digirad products. He has over 25 years of experience leading sales and marketing teams in a variety of healthcare businesses and consulting firms. Prior to joining Digirad, Mr. Jackson was President and Managing Director of Sol Associates, a consulting firm focused on assisting businesses form new strategies to increase revenue and profitability. From 2007 to 2009, Mr. Jackson was Chief Executive Officer of Peak Health Solutions a healthcare services company. From 2004 to 2006 Jackson was Executive Vice President and General Manager for Alteer Corporation, a company that provided business services to physician groups. From 1997 to 2003, Mr. Jackson was with Edix Corporation where he drove revenue growth from $15M to $128M over a seven year period. Mr. Jackson has a Bachelor’s degree in Economics from University of California at Davis.
Virgil J. Lott became our Senior Vice President of Operations in October of 2009. His prior positions at Digirad included Vice President of Customer Service and Operations from June 2006 to October 2009 as well as Director of Customer Service from February 2006 to June 2006. Mr. Lott has been in medical imaging field service for over 25 years, both as a field service engineer and in various field service management positions. Prior to coming to Digirad, he was the Vice President of Field Service at BC Technical, a multi-vendor service company, from April 2005 to February 2006. He also held several management positions at Philips Medical Systems and ADAC Laboratories from 1983 to May 2005, including Region Service Manager, Director of PET Customer Service, and National Installations Manager. Mr. Lott received training in electronics from the US Army and Electronic Design Engineering Technology from Capitol Radio

Form 10-K Amendment No. 1

Engineering Institute. He also holds a Bachelor of Science in business administration from California Coast University.

Matthew G. Molchan became President, Digirad Imaging Solutions, Inc. in January 2012. He was previously Chief Operating Officer of Digirad Ultrascan Solutions from May 2007 to January 2012. He joined Digirad Ultrascan Solutions upon the acquisition of Ultrascan, Inc. by Digirad Corporation in May 2007. Prior to joining Digirad, Mr. Molchan was the CFO for Ultrascan, Inc - the southeast's largest mobile ultrasound business. Matt joined Ultrascan, Inc. in 2003. Prior to Ultrascan, Mr. Molchan held various executive level business development, finance and operations positions at Somera, Inc. and Equifax, Inc. Mr. Molchan holds a Bachelor of Science degree in Economics from the United States Air Force Academy and a Masters of Business Administration in finance from the University of Southern California.

Richard L. Conwell has served as our Senior Vice President, Technology since June 2005. Prior to that, he served as Vice President of Advanced Research and Development and Business Development from August 2001 to June 2005, as Vice President of Marketing from January 2001 to August 2001, as Vice President of Research and Development and Marketing from March 2000 to January 2001, as Vice President of Research and Development from June 1996 to March 2000 and as Vice President of Operations from May 1994 to June 1996. Prior to joining Digirad, Mr. Conwell was Vice President of Thermo Gamma Metrics, a company which develops and markets on-line, prompt-gamma neutron activation analysis systems for raw-materials analysis, where he was responsible for the company's bulk material analyzer business. He was with Gamma-Metrics from 1984 to 1993. Mr. Conwell received his B.S. in physics and computer science from Ball State University in 1973.
Our Directors

R. King Nelson	Age: 55	Director since 2004 and 2000-2002
President and Chief Executive Officer, Uptake Medical
Chairman of the Board since 2008
Mr. Nelson has served as the President and Chief Executive Officer of Uptake Medical, a medical device company focused on the improvement of pulmonary function, since 2007. From 2005 through 2007 he served as the President and Chief Executive Officer of Kerberos Proximal Solutions, Inc., a developer of medical devices used for the treatment of vascular disease. From 1999 through 2003, he served as the President and Chief Executive Officer of VenPro Corporation, a medical device company that develops bioprosthetic implants for venous vascular and cardiovascular medicine. Mr. Nelson was employed by Baxter Healthcare Corporation from 1980 through 1998 and held a number of other leadership positions in clinical diagnostics, cardiovascular medicine, hospital services and distribution businesses. Mr. Nelson received his bachelor’s degree from Texas Tech University in 1979 and his Master of Business Administration degree in international business from the University of Miami in 1989.
Committees: Audit, Compensation

We believe Mr. Nelson’s qualifications to sit on our Board of Directors include his extensive knowledge of the medical device, hospital services and distribution industries. He has over 30 years of experience in leadership positions of early stage technology driven medical device companies, as well as vast experience with Baxter Healthcare, including numerous roles in various business segments of the global healthcare industry, all of which enable him to provide allows for strategic and operational insight to Digirad. Our Board of Directors also believes that Mr. Nelson’s leadership ability and commitment to excellence make him well-suited to serve as Chairman.

Gerhard F. Burbach	Age: 50	Director since 2004
President and Chief Executive Officer, Thoratec Corporation
Mr. Burbach has served as the President and Chief Executive Officer of Thoratec Corporation, a manufacturer of medical devices used by patients with congestive heart failure, since 2006. From 2005 through 2006, Mr. Burbach served as our President and Chief Executive Officer. From 2003 to 2005, he served as the President and Chief Executive Officer of Bacchus Vascular, Inc., a developer of catheter-based medical devices. From January 2001 to July 2003, he was Chief Executive Officer of Philips Nuclear Medicine, a division of Phillips Electronics, and, before its acquisition by Philips, worked for four years for ADAC Laboratories, most recently as President. Mr. Burbach received a bachelor’s degree in industrial engineering from Stanford University in 1984 and a Master of Business Administration degree from Harvard Business School in 1990.
Committees: Strategic Advisory

We believe Mr. Burbach possesses a wide range of qualifications to sit on our Board of Directors, including his fourteen years of general management experience in the medical technology industry, seven of which he spent running the Nuclear Imaging business at ADAC Laboratories and Philips Electronics; six years at McKinsey & Company addressing strategic business issues with primary focus on healthcare technologies and services, his tenure as our former chief executive officer managing our daily operations; and his current position as chief executive officer of a publicly- traded cardiovascular device company.

Form 10-K Amendment No. 1

Charles M. Gillman	Age: 41	Director since 2012
Portfolio Manager, Nadel and Gussman, LLC
Mr. Gillman has provided portfolio management services since 2001 to Nadel and Gussman, LLC, a private company that manages the assets of a single family. In mid-2009, large shareholders of MRV Communications, Inc. approached Mr. Gillman about joining the Board of MRV. MRV stock had fallen from approximately $90 a share to approximately $0.40 a share and shareholders thought changes to the Board were needed. Mr. Gillman joined the Board of Directors of MRV in the fall of 2009 and subsequently purchased more than $3 million of MRV stock in the open market through funds managed by Nadel and Gussman. Mr. Gillman received a Bachelor of Science degree from The Wharton School, University of Pennsylvania and was a Management Consultant in the New York office of McKinsey and Company before joining the investment industry.
Committees: Strategic Advisory, Corporate Governance (Chairman)
We believe that Mr. Gillman brings an analytical investment expertise to our Board of Directors with a dedicated focus on stockholder value, as evidenced by his positive influence in driving performance improvement at MRV Communications.

Jeffrey E. Eberwein	Age: 41	Director since 2012
Former Portfolio Manager, Soros Fund Management
Mr. Eberwein has 20 years of financial sector experience including 16 years in investment management and 4 years in investment banking. He brings to the Board of Directors a wealth of contacts on Wall Street and an intense focus on creating shareholder value. Mr. Eberwein was a Portfolio Manager for 11 years, most recently at Soros Fund Management and prior to that at Viking Global Investors and Cumberland Associates. Mr. Eberwein is currently a private investor. In addition, Mr. Eberwein currently serves on the Board of Hope for New York, a 501(c)(3) organization dedicated to serving the poor in New York City. Mr. Eberwein earned an Master of Business Administration from The Wharton School, University of Pennsylvania and a Bachelors of Business Administration from The University of Texas at Austin.
Committees: Compensation, Corporate Governance, Strategic Advisory (Chairman)
We believe that Mr. Eberwein brings a very strong focus on increasing shareholder value, offering a unique perspective to our Board of Directors a successful Portfolio Manager for the past 11 years. Mr. Eberwein also has strong analytical investment expertise.

James B. Hawkins	Age: 56	Director since 2012
President, Chief Executive Officer, and Director of Natus Medical Incorporated
Mr. Hawkins has over two decades of experience as chief executive of successful medical device companies. Since April 2004, Mr. Hawkins has served as the President, Chief Executive Officer, and a Director of Natus Medical Incorporated, a provider of healthcare products used for the screening, detection, treatment, monitoring, and tracking of common medical ailments such as hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and certain newborn conditions. Prior to joining Natus Medical, Mr. Hawkins was President, Chief Executive Officer, and a Director of Invivo Corporation, a developer and manufacturer of multi-parameter vital sign monitoring equipment, and its predecessor from, 1985 through January 2004. Mr. Hawkins also served as Secretary of Invivo from 1986 until January 2004. Mr. Hawkins has served as a Director of IRIDEX Corp. since October 2007. Mr. Hawkins holds a bachelors degree in business commerce from Santa Clara University, and a Master of Business Administration from San Francisco State University.
Committees: Audit, Compensation (Chairman)
We believe that Mr. Hawkins has extensive experience in the medical device industry, which is beneficial to our Board of Directors. Mr. Hawkins has over two decades of experience as CEO of successful medical device companies. His education provides him with the financial acumen necessary to serve on our Audit Committee and Chairman of the Compensation Committee. Mr. Hawkins also brings to our Board of Directors strong consensus-building skills and a functional understanding of the role of the board, which he developed through his service on the board of directors of several public companies.

John W. Sayward	Age: 60	Director since 2008
Retired Partner, Nippon Heart Hospital LLC
From 2005 to 2007, Mr. Sayward was a partner at Nippon Heart Hospital LLC, a company that built and managed cardiovascular care hospitals in Japan. From 2002 to 2005, Mr. Sayward was the Executive Vice President and Chief Financial Officer of LMA North America Inc., a global leader in the manufacture and distribution of medical anesthesia devices. From 1996 to 2001, Mr. Sayward served as the Executive Vice President of Finance, Chief Financial Officer and Treasurer of SICOR Inc., an international pharmaceutical company, and was elected to its Board of Directors in 1998. Mr. Sayward received a bachelor’s degree from Northwestern University in 1973 and a

Form 10-K Amendment No. 1

Master of Management from the Kellogg School of Management at Northwestern University in 1975.
Committees: Corporate Governance, Audit (Chairman)

We believe that Mr. Sayward is qualified to serve on our Board of Directors and as the Board’s financial expert and Audit Committee
Chairman due to the depth and breadth of his finance experience and leadership skills.
Committees of the Board
Our Board of Directors currently has, and appoints members to, three of our standing committees (i.e., our Compensation Committee, our Audit Committee and our Corporate Governance Committee) plus our new Strategic Advisory Committee. The current members of our committees are identified below:

Committees
Director	Compensation		Audit		Strategic Advisory Committee		Corporate Governance
R. King Nelson	X		X
John W. Sayward			X	(Chair)			X
James B. Hawkins	X	(Chair)	X
Gerhard F. Burbach					X
Jeffery E. Eberwein	X				X	(Chair)	X
Charles M. Gillman					X		X	(Chair)

Audit Committee. The Audit Committee consists of Messrs. Sayward, Nelson, and Hawkins, with Mr. Sayward serving as chairman. The Audit Committee held six meetings during 2011. All members of the Audit Committee are independent directors (as independence is defined in Rule 4350(d)(2)(A)(i) and (ii) of the NASDAQ listing standards). Mr. Sayward qualifies as an “audit committee financial expert” as defined in the rules and regulations established by the Securities and Exchange Commission. The Audit Committee is governed by a written charter approved by our Board of Directors. The functions of this Committee include, among other things:

•	Meeting with our management periodically to consider the adequacy of our internal controls and the objectivity of our financial reporting;

•	Meeting with our independent registered public accounting firm and with internal financial personnel regarding the adequacy of our internal controls and the objectivity of our financial reporting;

•	Recommending to our Board of Directors the engagement of our independent registered public accounting firm;

•
Reviewing our quarterly and audited consolidated financial statements and reports and discussing the statements and reports with our management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management; and

•	Reviewing our financial plans and reporting recommendations to our full Board of Directors for approval and to authorize action.
Both our independent registered public accounting firm and internal financial personnel regularly meet privately with our Audit Committee and have unrestricted access to this committee.
Compensation Committee. The Compensation Committee consists of Messrs. Hawkins, Eberwein and Nelson, with Mr. Hawkins currently serving as chairman. The Compensation Committee held four meetings during 2011. All members of the Compensation Committee are independent, as determined under the various NASDAQ Stock Market, Securities and Exchange Commission, and Internal Revenue Service qualification requirements. The Compensation Committee is governed by a written charter approved by our Board of Directors. The functions of this Committee include, among other things:

•
Reviewing and, as it deems appropriate, recommending to our Board of Directors, policies, practices, and procedures relating to the compensation of our directors, officers and other managerial employees and the establishment and administration of our employee benefit plans;

•
Establishing appropriate incentives for officers, including the Chief Executive Officer, to encourage high performance, promote accountability and adherence to company values and further our long-term strategic plan and long-term value; and,

•	Exercising authority under our employee benefit plans.
Corporate Governance Committee. The Corporate Governance Committee consists of Messrs. Gillman, Eberwein and Sayward, with Mr. Gillman serving as chairman. The Corporate Governance Committee held four meetings during 2011. All members of the Corporate Governance Committee are independent directors, as defined in the NASDAQ Stock Market qualification standards. The Corporate Governance Committee is governed by a written charter approved by our Board of Directors. The functions of this Committee include,

Form 10-K Amendment No. 1

among other things:

•	Reviewing and recommending nominees for election as directors;

•	Assessing the performance of the Board of Directors;

•	Developing guidelines for the composition of our Board of Directors;

•	Reviewing and administering our corporate governance guidelines and considering other issues relating to corporate governance; and

•	Oversight of the Company Compliance Officer and compliance with the Code of Business Ethics and Conduct.
Strategic Advisory Committee. The Strategic Advisory Committee consists of Messrs. Eberwein, Gillman, and Burbach, with Mr. Eberwein serving as chairman. The Board formed the Strategic Advisory Committee in April 2012 to review and provide suggestions to the Board related to corporate strategy, capital allocation and related matters.
Code of Business Ethics and Conduct
We have established a Code of Business Ethics and Conduct or Ethics Code, that applies to all our officers, directors, employees, and contractors. The Ethics Code contains general guidelines for conducting our business consistent with the highest standards of business ethics and compliance with applicable law, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. Day-to-day compliance with the Ethics Code is overseen by the Company Compliance Officer appointed by our Board of Directors. If we make any substantive amendments to the Ethics Code or grant any waiver from a provision of the Code to any director or executive officer, we will promptly disclose the nature of the amendment or waiver on our website at www.digirad.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended or Exchange Act, requires Digirad's directors, executive officers, and holders of more than 10% of its common stock to file with the SEC reports regarding their ownership and changes in ownership of Digirad's securities. Digirad believes that during 2011, its directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements.

ITEM 11.  Executive Compensation

EXECUTIVE COMPENSATION
Compensation Discussion and Analysis (CD&A)
Our executive compensation plan’s objectives are to attract and retain highly competent executives, and to compensate them based upon a pay-for-performance philosophy. With the intent to increase short-term and long-term stockholder value, we have designed our executive compensation plan to reward:

•
Company performance as measured by specific financial goals. For our 2011 executive bonus plan, we defined minimum revenue, operating profit, cash flow and strategic targets as thresholds for granting bonus payments for the reasons discussed below; and,

•
in certain cases, individual performance, as measured against personal goals and objectives that contained quantitative components wherever possible. Such personal goals depended on the position occupied by our executive officers and included achieving technological advances, broadening of our products and services offerings, and other strategic initiatives. In connection with our 2011 executive bonus plan, we emphasized the achievement of corporate financial goals to incentivize our team to reach them.

We include a significant equity component in our overall compensation to align the long-term interests of our executives with those of our stockholders. Our executive compensation plan is designed to encourage success of our executives as a team, as well as to reward individual contributors, by attaining overall corporate goals. In setting those goals, we consider our historic performance, the current and anticipated economic conditions in our market place and industry, and the performance of our competitors.
Role and Authority of Compensation Committee
The Compensation Committee consists of Messrs. Hawkins, Eberwein and Nelson. Each member of the Compensation Committee is a “non-employee director” within the meaning of Rule 16b-3 under the Securities and Exchange Act of 1934, an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code, and satisfies the independence requirements imposed by the NASDAQ Global Market.
The Compensation Committee is responsible for discharging the responsibilities of the Board of Directors with respect to the compensation of our executive officers. The Committee approves all compensation of our executive officers without further Board action.

Form 10-K Amendment No. 1

The Compensation Committee reviews and approves each of the elements of our executive compensation program and continually assesses the effectiveness and competitiveness of our program. The Committee also periodically reviews director compensation.
The Compensation Committee operates under a written charter adopted by our Board of Directors. A copy of the charter is available under the Investors section of our website at www.digirad.com. The charter permits the Compensation Committee to engage outside consultants and to consult with our human resources department when appropriate to assist in carrying out its responsibilities. The Committee may also obtain advice and assistance from internal or external legal, accounting, or other advisers selected by the Committee.
The Role of our Executives in Setting Compensation
The Compensation Committee meets with our President and Chief Executive Officer, Mr. Clyde, and/or our Chief Financial Officer at least once per year to obtain recommendations with respect to Company compensation programs, practices, and packages for executives, directors and other employees. The Chief Executive Officer makes recommendations to the Compensation Committee on the base salary, bonus targets, and equity compensation for the executive team and other employees (including his own compensation). The Compensation Committee considers, but is not bound by and does not always accept, the Chief Executive Officer’s recommendations with respect to executive compensation. The Compensation Committee has the ultimate authority to make decisions with respect to the compensation of our executive officers, but may, if it chooses, delegate any of its responsibilities to subcommittees.
Mr. Clyde attends a limited number of the Compensation Committee’s meetings (usually for only a portion of the meeting), but the Compensation Committee also regularly holds executive sessions not attended by any members of management or non-independent directors. The Compensation Committee discusses Mr. Clyde’s compensation package with him, but makes decisions with respect to his compensation outside of his presence. The Committee has delegated to a committee consisting of the Chief Executive Officer and Chief Financial Officer the authority to grant awards of stock options, in accordance with specific guidelines and from an authorized option pool, to persons who are not (a) “covered employees” under Section 162(m) of the Internal Revenue Code of 1986, or the Code, (b) individuals with respect to whom we wish to comply with Section 162(m) of the Code, or (c) executive officers (as discussed in further detail below). The Compensation Committee also has authorized Mr. Clyde to make salary adjustments and short-term incentive (bonus) decisions for all employees other than executive officers.
Role of Stockholder Input in Setting Compensation
Our first stockholder advisory vote on executive compensation, commonly referred to as a say-on-pay vote, occurred at our 2011 Annual Meeting. While this vote was advisory and not binding on the Company, the Compensation Committee will actively consider investor opinion regarding our executive compensation practices and policies, taking into account that a substantial majority (approximately 99%) of the votes cast on the say-on-pay proposal in 2011 were voted in favor of the proposal. Further, the Compensation Committee expects to consider input from stockholders and the outcome of any say-on-pay votes when making future executive compensation decisions.

Role of Compensation Consultant in Determining Compensation
In 2010, the Compensation Committee retained Barney & Barney, LLC or Barney, an insurance brokerage firm with a compensation consulting practice that specializes in mid-size public companies in four market areas including life sciences and based in San Diego, California, where our corporate headquarters is located. Barney provided peer-review information surveying nineteen peer companies in either the medical apparatus and instruments industry or the life sciences industry. These companies were selected based on the number of employees employed, revenues, and market capitalization with levels similar to us. Information regarding the peer companies that were utilized is detailed in the chart below. Barney recommended, and the Compensation Committee approved, the peer set of companies. The data used by Barney came from peer company proxy data, and from various proprietary compensation data sources. Barney did not perform work for us other than pursuant to its engagement by the Compensation Committee. Barney's fees were paid by us.

Form 10-K Amendment No. 1

Company	Revenues ($MM)	LFY # of Employees	Market Cap ($MM)
Alphatec Holdings Inc	$171.6	460	$143.7
American Medical Alert Corp	$40.8	610	$82.2
Angiodynamics Inc	$215.8	722	$372.7
BIOLASE Technology Inc	$26.2	145	$81.4
Conceptus	$140.7	304	$414.9
Cutera Inc	$53.3	187	$99.6
DexCom	$48.6	405	$561
DGT Holding	$67.9	212	$38.7
Dyax	$51.4	137	$134.3
Genomic Health	$178.1	472	$829.8
IRDEX	$43.7	145	$31.3
IRIS International	$107.7	377	$170.5
Kensey Nash Corp	$71.6	307	$228.6
MEDTOX Scientific	$97.1	633	$121.5
Natus Medical Inc.	$218.7	750	$243.4
Quidel Corp	$113.3	532	$592.5
Sequenom	$47.5	237	$386.4
Solta Medical	$110.9	287	$183.1
Theragenics Corp	$82.2	500	$55.1

Digirad Corporation	$53.8	344	$40.45

Under the direction of the Compensation Committee, Barney provided competitive market data to review our compensation programs, identify trends in executive and equity compensation and make recommendations as to appropriate levels of compensation for 2011. While Barney's analysis and recommendations were a factor in determining 2011 compensation levels, the Compensation Committee used its discretion in setting appropriate compensation levels and did not always follow Barney's recommendations as to appropriate compensation levels.
Elements of Executive Compensation: Why We Chose to Pay Each of the Executive Compensation Elements, and How We Determine the Amount of Each Element
Our executive compensation consists of the following elements:
•Base salary;
•Annual Incentive Bonus;
•Long-Term Incentives; and
•Retirement benefits under a 401(k) plan and generally available benefit programs.

Base Salary. The base salary for each executive is initially established through negotiation at the time the executive is hired, taking into account his or her scope of responsibilities, qualifications, experience, prior salary, and competitive salary information within our industry. Year-to-year adjustments to each executive officer's base salary are determined by an assessment of his or her sustained performance against individual goals, including leadership skills and the achievement of high ethical standards, the individual's impact on our business and financial results, current salary in relation to the salary range designated for the job, experience, demonstrated potential for advancement, and an assessment against base salaries paid to executives for comparable jobs in the marketplace. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparably-sized companies in order to attract and retain our executives and provide them with a level of predictable base compensation, but we did not engage in any benchmarking or targeting of any specific levels of pay.

When determining the base salary component of executive compensation for 2011 the Compensation Committee considered the achievements of the executives in 2010 based on actual financial performance of the business and achievement of the goals set by the Board for the individual executive , the fiscal 2011 budget and financial performance expectations, the 2010 market data (although we did not benchmark or target any specific levels of pay) , and the totality of all compensation components. After due consideration, the Compensation Committee set compensation as reflected in the Summary Compensation.
Based on the factors discussed above, 2011 base salaries were as follows:
Mr. Clyde 's 2011 base salary was set at $335,000, returning to the level that had originally been set by the Compensation Committee in January 2010, but that had been reduced in a cost-cutting measure in June 2010 by 5%.

Form 10-K Amendment No. 1

Mr. Slansky’s 2011 base salary was set at $255,000, returning to the level that had originally been set by amendment to Mr. Slansky’s employment contract in January 2010, but this had been reduced in a cost-cutting measure in June 2010 by 5%.
In July 2011, Mr. Jackson, Senior Vice President of Product Sales was hired. Mr. Jackson’s base salary was set at $185,000.
Mr. Lott's 2011 base salary was set at $220,000, returning to the level that had originally been set by the Compensation Committee in January 2010, but this had been reduced in a cost-cutting measure in June 2010 by 5%.
Mr. Conwell’s 2011 base salary was set at $200,000, returning to the level that had originally been set by the Compensation Committee in January 2010, but this had been reduced in a cost-cutting measure in June 2010 by 5%.
Annual Incentive Bonus. Payments under our executive bonus plan are based on achieving clearly defined, short-term goals. We believe that such bonuses provide incentive to achieve goals that we align with our stockholders’ interests by measuring the achievement of these goals, whenever possible, in terms of revenue and income or other financial objectives. In setting bonus levels, we review our annual business plan and financial performance objectives. After estimating the likely financial results of the business plan as submitted by management and approved by the Board of Directors, we set financial threshold goals based on those estimated results in terms of revenue, income, cash flow or other financial measurements, and we allocate a percentage of these potential incremental improvements to executive bonuses. We set the minimum performance thresholds that must be reached before any bonus will be paid at levels that will take significant effort and skill to achieve. An executive officer’s failure to meet some or all of these personal goals can affect his or her bonus amount. We believe that offering significant potential income in the form of bonuses allows us to attract and retain executives and to align their interests with those of our stockholders.
Our bonus plans were capped for 2011, which means that, if our financial performance in such year exceeded expectations, bonus amounts were capped at 200%. We also consider market information in setting bonus levels but did not target a specific level of compensation. For those years our threshold bonus targets ranged below the median bonus amounts calculated based on the market data we obtained from Barney.

Fiscal Year 2011. Effective January 1, 2011, we adopted an executive bonus program for our executive officers for fiscal 2011. Under the terms of the 2011 executive bonus plan for our executive officers, except for Mr. Weatherhead (who had a larger percentage of his bonus potential based on product gross margin objectives, as discussed below due to his role over product sales), payouts were based 25% on the achievement of a 2011 product gross margin objective of $10.2 million, 25% on the achievement of a 2011 DIS operating loss objective of $0.5 million, and 25% on the achievement of a 2011 DIS free cash flow objective of $1.9 million, with each of the targets having been established by the Compensation Committee. The remaining 25% of the bonus targets was based on the achievement of strategic objectives to be established by the Board, at its sole discretion. With respect to Mr. Weatherhead, 70% of his bonus was based on the achievement of a 2011 product gross margin objective of $10.2 million and 30% of his bonus was based on the achievement of a 2011 product operating profit objective of $0.7 million, with each of the targets having been established by the Compensation Committee. In addition, the Board had authority under the 2011 executive bonus plan to adjust the percentages attributable to the objectives listed above for each of the executive officers. Accordingly, Mr. Weatherhead's bonus payments could have been increased by 120% to 140% of his target based on the number of ergo cameras sold during 2011. Mr. Weatherhead left the Company in July 2011 and did not earn any bonus. The eligible bonus amounts and the bonuses paid under the 2011 bonus plan were as follows
:

Name and Principal Position	Target Amount	Actual Payout
Todd P. Clyde, President and Chief Executive Officer	$201,000	$113,313
Richard B. Slansky, Chief Financial Officer	$102,000	$82,875
Randy L. Weatherhead, Former Senior Vice President, Sales & Marketing	$130,000	$—
Virgil J. Lott, Senior Vice President, Operations	$88,000	$61,500
Richard L. Conwell, Senior Vice President, Technology	$80,000	$—
Long-Term Incentives. We grant both stock options and/or RSUs to our executives as part of our primary long term equity incentive vehicle under our executive compensation package program to directly link their interests to those of our stockholders. We grant stock options to our executives because options will only produce value to executives if the price of our stock appreciates, and we grant RSUs to our executives because the value associated with such awards is directly related to our performance and stock price. We believe that our executive compensation program must include long-term incentives such as stock options and RSUs if we wish to hire and retain high-level executive talent. We also believe that stock options and RSUs help to provide a balance to the overall executive compensation program as base salary and bonus awards focus only on short-term compensation. In addition, the vesting period of both stock options and RSUs encourages executive retention and the preservation of stockholder value. We base the number of stock options and RSUs granted on the type and responsibility level of the executive’s position, the executive’s performance in the prior year and the executive’s potential for continued sustained contributions to our long-term success and the long-term interests of our stockholders. Stock options generally vest over a four-year period, on a monthly basis, and each stock option is exercisable over a seven to ten-year period following its grant, unless the executive’s employment terminates prior to such date. The number of stock options granted is also dependent on the number of options

Form 10-K Amendment No. 1

available in the option pool, the number of stock options already granted and vested to each individual executive and, benchmarking information concerning the stock option granting practices of comparable companies. RSUs generally vest over a three-year period, on a quarterly basis and settle at the end of the vesting period for directors and quarterly for executives, unless their service is terminated earlier. We have not adopted stock ownership guidelines.
401(k) and Other Benefits. During 2011, our executive officers were eligible to receive certain benefits generally available to all our employees on the same terms, including medical, dental and vision insurance, long-term and short-term disability insurance, life and accidental death and dismemberment insurance, health and dependent care flexible spending accounts, educational and employee assistance, paid-time-off, and certain other benefits. During 2011, we also maintained a tax-qualified 401(k) Plan, which provides for broad-based employee participation. During 2011, under the 401(k) Plan, all employees were eligible to receive matching contributions from Digirad of 25% of employee contributions up to a maximum of $1,000 per employee, per year, subject to vesting provisions. We do not provide defined benefit pension plans or defined contribution retirement plans to our executives or other employees. The 401(k) Plan and other generally available benefit programs allow us to remain competitive for employee talent, and we believe that the availability of these benefit programs generally enhances employee productivity and retention.
How We Determine When to Grant Stock Options
Stock option grants are generally awarded to our executive officers and eligible employees (i) at the time of hire, (ii) upon promotion, and (iii) as part of the long-term incentive program.
Executive Officer Grant Process. For newly hired executive officers, upon their promotion and in connection with their annual executive compensation package, the Compensation Committee generally approves stock option and RSU grants at its regularly scheduled meetings. The grants are effective, and vesting commences on the day the grant is made, and the exercise price of each grant is the closing price of our stock as of the date of the grant. On occasion, the Compensation Committee may determine to grant the stock options and/or RSUs for newly hired executive officers by unanimous written consent prior to the executive’s hire date; in that case, the effective date of the grant and the vesting date are the executive’s first day of employment, and the price of the options is the closing price of our stock as of that date. Other than for new hires, if stock options are granted by means of unanimous written consent, the stock options are granted and priced at the closing price of our stock, and begin vesting, on the date when the last consent is received by us.
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
Compensation Risk Assessment
In establishing and reviewing our overall compensation program, the Compensation Committee considers whether the program and its various elements encourage or motivate our executives or other employees to take excessive risks. We believe that our compensation program and its elements are designed to encourage our employees to act in the long-term best interests of the Company and are not reasonably likely to have a material adverse effect on our business.
The Impact of Tax and Accounting Treatments on Elements of Compensation
We have elected to award non-qualified stock options instead of incentive stock options to all our employees, directors and consultants to allow the corporation to take advantage of the more favorable tax advantages associated with non-qualified stock options.
Internal Revenue Code Section 162(m) precludes us from deducting certain forms of non-performance-based compensation in excess of $1.0 million to named executive officers. To date, we have not exceeded the $1.0 million limit for any executive, and the Compensation Committee has not defined a policy that all compensation must be deductible. However, since stock-based awards comprise a significant

Form 10-K Amendment No. 1

portion of total compensation, the Compensation Committee has taken appropriate steps to preserve deductibility for such awards in the future, when appropriate.
Our Rationale for Selecting a Particular Event to Trigger Payment Under a Post-Termination and/or Change of Control Agreement
Other than as set forth below with respect to Messrs. Clyde, Slansky, Lott, and Conwell the only payments or benefits that could currently be made to our executive officers as a result of any termination of employment exist as rights under our 2004 Stock Incentive Plan, as amended.
The 2004 Stock Incentive Plan, and the option agreements of our executives provide that, in case of a change of control of Digirad, all options then outstanding but neither assumed nor replaced by the successor entity shall vest immediately upon the change of control event. Further, if an executive’s employment is terminated without cause within twelve (12) months of the change of control all stock options then outstanding, either assumed or replaced, shall become fully vested at the time of termination. With respect to Mr. Clyde’s employment agreement, should Mr. Clyde still be employed on the one-year anniversary date of a change of control, his stock options then outstanding, either assumed or replaced, shall become fully vested on said anniversary date. We have adopted defined trigger events for such compensation upon a termination following, or as a result of a change of control to provide incentives for our executives to work for, instead of against, changes of control of Digirad that align with our stockholders’ interests, and to assure them of severance benefits in such circumstances that are comparable to those offered by similar companies in our industry and our geographic location.
Under Mr. Clyde’s employment agreement, he is entitled to receive certain severance benefits upon the termination of his employment by us without cause (as defined below).

On December 31, 2010, the Company entered into severance agreements with Messrs. Lott and Conwell. Under these agreements, in the event their employment with the Company is terminated without cause (as defined below), they would each receive a severance payment in amount equal to six months of their respective base salaries.
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

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis, or CD&A, for the year ended December 31, 2011 with management. In reliance on the reviews and discussions referred to above, the Compensation Committee recommended to our Board of Directors, and our Board of Directors has approved, that the CD&A be included in the annual report on Form 10-K for the year ended December 31, 2011 for filing with the SEC.

The foregoing report has been furnished by the Compensation Committee.

COMPENSATION COMMITTEE
                                                                            R. King Nelson

Mr. Hawkins joined our board of directors, and was appointed to the Compensation Committee, on April 22, 2012. Mr. Eberwein also joined our board of directors on April 22, 2012 and was appointed to the Compensation Committee on April 27, 2012. Accordingly, although each of Messrs. Eberwein and Hawkins are now members of the Compensation Committee, Messrs. Eberwein and Hawkins did not participate in the review, discussions and recommendation with respect to Digirad's CD&A included in this Annual Report on Form 10-K. As disclosed elsewhere in this Form 10-K, the current members of the Compensation Committee are James B. Hawkins, Jeffrey E. Eberwein and R. King Nelson, with Mr. Hawkins serving as Chairman.

Form 10-K Amendment No. 1

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Hawkins, Nelson and Eberwein serve on the Compensation Committee of our Board of Directors. No interlocking relationship exists between any member of the Compensation Committee and any member of any other company’s board of directors or compensation committee.

Summary Compensation Table
The following table provides information regarding the compensation earned during the fiscal year ended December 31, 2011 by our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers who were employed by us during 2011.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3) (4)	Total ($)
Todd P. Clyde	2011	341,040	—	—	—	2,000	343,040
President and Chief Executive Officer (5)	2010	328,104	297,750	45,708	12,563	1,000	685,125
	2009	301,153	—	44,533	115,479	1,000	462,165

Richard B Slansky	2011	255,000	—	—	—	2,000	257,000
Chief Financial Officer (11)	2010	248,296	170,450	28,568	6,375	1,000	454,689
	2009	201,634	—	113,198	50,813	1,000	366,645

Randy L. Weatherhead	2011	224,349	—	—	13,740	1,833	239,922
Former Senior Vice President, Sales & Marketing (1), (9), (10)	2010	195,327	98,100	22,854	32,841	1,000	350,122
	2009	225,865	—	36,266	73,658	1,000	336,789

Virgil J. Lott	2011	220,000	—	—	—	2,000	222,000
Senior Vice President of Operations (6)	2010	214,415	179,800	45,708	5,500	1,000	446,423
	2009	209,181	—	14,933	28,383	6,077(7)	258,574

Richard L. Conwell	2011	200,000	—	—	14,035	2,000	216,035
Senior Vice President of Technology (8)	2010	194,923	79,400	17,141	43,840	1,000	336,304

(1)
Represents full grant date fair value of restricted stock awards granted to our named executive officers, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation. For information regarding assumptions made in connection with this valuation, please see Note 8 to our consolidated financial statements found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011filed on February 17, 2012.

(2)
Represents full fair value at grant date of options to purchase Digirad common stock granted to our named executive officers, computed in accordance with FASB ASC Topic 718, Stock Compensation. The full grant date fair value of an option award is the maximum value that may be received over the vesting period if all vesting conditions are satisfied. Thus, there is no assurance that the value, if any, eventually received by our executive officers will correspond to the amount shown. For information regarding assumptions made in connection with this valuation, please see Note 8 to our consolidated financial statements found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 17, 2012.

(3)	Amounts shown for 2009 and 2010 include $1,000 matching contributions to the officers’ 401(k) retirement plans.

(4)	Amounts shown for 2011 include matching $1,000 matching contributions to the officers’ 401(k) retirement plan and up to $1,000 seed contribution to the executive's Health Saving Account plans.

(5)	Mr. Clyde was appointed President and Chief Executive Officer and member of the Board of Directors on October 20, 2008, and resigned as Chief Financial Officer effective March 9, 2009.

(6)	Mr. Lott was promoted to Senior Vice President of Operations in October 2009.

(7)	Amounts shown include $5,077 of car allowance.

(8)	Mr. Conwell became one of the three most highly compensated executive officers commencing in 2010, with the departure of another executive officer.

(9)
During fiscal 2010, Mr. Weatherhead’s bonus compensation was comprised of an amount under the 2010 executive bonus plan, as well as incentive payments based on certain additional performance measures as specified in the section “Annual Incentive Bonus—Fiscal 2010.”

(10)
Mr. Weatherhead's position was eliminated and his employment terminated in July 2011. Mr. Weatherhead received severance benefits of $100,000 in 2011 pursuant to the Separation Agreement and Release entered into with Digirad upon his termination of employment. These severance benefits are further described in detail below in the section entitled “Potential Payments Upon Termination or Change of Control.”

Form 10-K Amendment No. 1

(11)	Mr. Slansky employment ended with the Company in April 2012. Mr. Slansky did not receive any severance benefits.

Grants of Plan-Based Awards
The following table presents information concerning grants to each of the named executive officers during 2011.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Todd P. Clyde	N/A	50,250	201,000	402,000	—	—	—	—	—	—	—
Richard B. Slansky	N/A	25,500	102,000	202,000	—	—	—	—	—	—	—
Randy L. Weatherhead	N/A	32,500	130,000	260,000	—	—	—	—	—	—	—
Virgil J. Lott	N/A	22,000	88,000	176,000	—	—	—	—	—	—	—
Richard L. Conwell	N/A	20,000	80,000	160,000	—	—	—	—	—	—	—

(1)
The amounts in these columns list the threshold, target and maximum payout under our incentive program for 2011. As described in the Compensation Discussion and Analysis, cash bonuses for 2011 under this program were dependent on the achievement of both specified corporate-wide financial objectives and specified individual objectives for each named executive officer. Bonuses under the terms of the 2011 executive bonus plan for each named executive officer.

Form 10-K Amendment No. 1

Outstanding Equity Awards at Fiscal Year-End
The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2011, including the value of the stock awards.

Name			Option Awards					Stock Awards
	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Todd P. Clyde	02/16/2010	(6)						31,250	61,250
	12/31/2010	(6)						50,000	98,000
	02/16/2010	(1)	18,333	21,667	—	1.87	2/16/2017	—	—
	11/5/2002	(3)	67,857	—	—	0.49	11/5/2012	—	—
	10/30/2008	(1)	237,496	62,504	—	0.83	10/30/2018	—	—
	07/09/2009	(4)	69,583	—	—	1.21	7/9/2016	—	—

Richard B. Slansky	02/16/2010	(6)						14,584	28,585
	12/31/2010	(6)						33,334	65,335
	02/16/2010	(1)	11,458	13,542	—	1.87	2/16/2017	—	—
	03/09/2009	(2)	154,671	70,329	—	0.86	3/9/2019	—	—

Randy L. Weatherhead			—	—	—	—	—	—	—

Virgil J. Lott	02/16/2010	(6)						16,667	32,667
	12/31/2010	(6)						33,334	65,335
	02/16/2010	(1)	18,333	21,667	—	1.87	2/16/2017	—	—
	07/09/2009	(4)	23,333	—	—	1.21	7/9/2016	—	—
	11/11/2008	(1)	15,416	4,584	—	0.70	11/11/2018	—	—

Richard L. Conwell	02/16/2010	(6)						8,334	16,335
	12/31/2010	(6)						13,334	26,135
	09/30/2002	(3)	59,138	—	—	0.49	9/30/2012	—	—
	02/16/2010	(1)	6,874	8,126	—	1.87	2/16/2017	—	—
	11/11/2008	(1)	15,416	4,584	—	0.70	11/11/2018	—	—
	07/09/2009	(4)	35,029	—	—	1.21	7/9/2016	—	—
____________________

(1)	1/48th of the total number of shares subject to the option vest monthly.

(2)	25% of the total number of shares subject to option vest on the first anniversary of the grant date, with the remaining shares vesting monthly over 36 months.

(3)	25% of the total number of shares subject to option vest on the first anniversary of the grant date, with the remaining shares vesting daily over 36 months.

(4)	50% of the total number of shares subject to option vest on the first anniversary of the grant date, with the remaining shares vesting monthly over 12 months.

(5)	50% of the total number of shares subject to option vest on the first anniversary of the grant date, with the remaining shares vesting monthly over 12 months.

(6)	1/12th of the total number of shares subject to the stock awards vest quarterly.

The market value of the equity incentive plan awards represents the product of the closing price of the Company’s stock as of December 31, 2011, which was $1.96, and the number of shares underlying each such award.

Form 10-K Amendment No. 1

Option Exercises and Stock Vested at Fiscal Year End
The following table shows for the fiscal year ended December 31, 2011, certain information regarding option exercises and stock vested during the last fiscal year with respect to the named executive officers:

Name	Option Exercises and Stock Vested in Fiscal 2011
	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Todd P. Clyde	—	—	50,000	118,250
Richard B. Slansky	—	—	28,332	67,006
Randy L. Weatherhead	73,885	99,578	12,500	30,209
Virgil J. Lott	—	—	29,999	70,948
Richard L. Conwell	—	—	13,332	31,531
Pension Benefits
None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.
Nonqualified Deferred Compensation
None of our named executive officers participates in or has account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.
Potential Payments Upon Termination or Change of Control
In connection with Mr. Clyde’s appointment as our President and Chief Executive Officer on October 20, 2008, we entered into an employment agreement with him that provides for certain compensation and severance benefits. The employment agreement was amended effective December 31, 2010. Pursuant to the employment agreement as amended, Mr. Clyde was entitled to a base salary of $335,000 per year. Mr. Clyde is eligible to receive an annual performance bonus of a specified percentage of his base salary, which for the 2011 calendar year only, has a target value of at least 60% of his base salary. If we terminate Mr. Clyde’s employment agreement without cause (as defined in such agreement), and Mr. Clyde timely enters into and does not revoke a separation and release agreement with us, Mr. Clyde will be entitled to receive the following severance benefits:
Company-paid COBRA coverage for Mr. Clyde (and his eligible dependents) through the earlier of (a) the date 18 months following his date of termination of employment, or (b) the date upon which Mr. Clyde and his eligible dependents become covered under another health plan; and,
Severance payments in an amount equal to the higher of (i) his then current annual base salary for an additional 18 months or (ii) $502,500, with the severance amounts to be payable over the 18 months following such termination of employment, in accordance with our general payroll practices.
Assuming that Mr. Clyde’s employment was terminated without cause as of December 31, 2010, he would have been entitled to receive the following payouts as severance: (i) continuing severance payments of base pay, totaling $502,500; and (ii) up to 18 months of Company-paid COBRA coverage for Mr. Clyde and his dependents, estimated to have a value of $23,000.

Additionally, we entered into an employment agreement on February 7, 2009 with Mr. Slansky, who joined us in March 2009 as our Chief Financial Officer. Mr. Slansky's employment agreement was also amended effective December 31, 2010. He tendered his resignation in April 2012 and is no longer with the company. Pursuant to the employment agreement, and as amended, Mr. Slansky was entitled to a base salary of $255,000 per year. Mr. Slansky was eligible to receive an annual performance bonus of a specified percentage of his base salary, which for the 2010 calendar year only had a target value of at least 40% of his base salary. If Mr. Slansky would have been terminated without cause (as defined in such agreement) or if Mr. Slansky would have resigned for good reason (as defined in such agreement), and Mr. Slansky timely did not enter into and did not revoke a separation and release agreement with us, Mr. Slansky would have been entitled to receive the following severance benefits:
Company-paid COBRA coverage for Mr. Slansky (and his eligible dependents) through the earlier of (a) the date 12 months following his date of termination of employment, or (b) the date upon which Mr. Slansky and his eligible dependents become covered under another health plan; and

Form 10-K Amendment No. 1

Severance payments in an amount equal to the higher of (i) his then current annual base salary for an additional 12 months or (ii) $255,000, with the severance amounts to be payable over the 12 months following such termination of employment, in accordance with our general payroll practices.
If Mr. Slansky’s employment was terminated without cause or he resigned with good reason as of December 31, 2011, he would have been entitled to receive the following payouts as severance: (i) continuing severance payments of base pay, the higher of $255,000 or 12 months of base salary totaling $255,000; and (ii) 12 months of Company-paid COBRA coverage for Mr. Slansky and his dependents, estimated to have a value of $13,000. Mr. Slansky left the Company in April 2012 and no severance benefits were paid.

On December 31, 2010, the Company entered into severance agreements with the named executive officers Virgil Lott and Richard Conwell. Under these agreements, in the event their employment with the Company is terminated without cause (as defined below), each would receive a severance payment in amount equal to 6 months of their respective base salaries.

Assuming that Mr. Lott's employment was terminated without cause as of December 31, 2011, he would have been entitled to receive $110,000.

Assuming that Mr. Conwell's employment was terminated without cause or he resigned with good reason as of December 31, 2011, he would have been entitled to receive $100,000.
We have no written employment or severance agreements with any other named executive officer.

Under our executive employment agreements “Cause” generally includes the occurrence of any of the following events: (1) willful misconduct or gross negligence in the performance of duties under the agreement; willful failure or refusal to perform in the usual manner at the usual time those duties which regularly and routinely performs in connection with the business of the Company or such other duties reasonably related to the capacity in which such executive is employed hereunder which may be assigned to such executive by the Company's Board of Directors, if such failure or refusal has not been substantially cured to the satisfaction of the Company's Board of Directors within thirty (30) days after written notice of such failure or refusal has been given by the Company to such executive; performance of any material action when specifically and reasonably instructed not to do so by the Company's Board of Directors; engaging or in any manner participating in any activity which is directly competitive with or intentionally injurious to the Company; commission of any fraud, or use or appropriation for his personal use or benefit of any funds, properties or opportunities of the Company not authorized by the Company's Board of Directors to be so used or appropriated; conviction of any felony involving moral turpitude; or willful or grossly negligent violation of the Company's Code of Ethics
The stock option agreements of our named executive officers provide that, in case of a change of control of Digirad, all options then outstanding but neither assumed nor replaced by the successor entity shall vest immediately upon the change of control event. Further, if an executive’s employment is terminated without cause within twelve (12) months of the change of control all stock options then outstanding, either assumed or replaced, shall become fully vested at the time of termination. With respect to Mr. Clyde’s employment agreement, should Mr. Clyde still be employed on the one-year anniversary date of a change of control, his stock options then outstanding, either assumed or replaced, shall become fully vested on said anniversary date. As of December 31, 2011, the value of the stock options of our named executive officers that would accelerate upon (i) termination without cause within twelve (12) months of a change of control in which options are assumed or replaced by the successor entity, or (ii) a change of control in which the outstanding stock options are neither assumed or replaced by the successor entity, based on the difference between the closing price on the last trading day of the year of $2.10 per share and the exercise price of the respective options was as follows:

Name	Option Value as of December 31, 2011	Stock Award Value as of December 31, 2011
Todd P. Clyde	$494,537	$159,250
Richard B. Slansky	249,750	93,919
Randy L. Weatherhead	—	—
Virgil J. Lott	46,300	98,002
Richard L. Conwell	139,755	42,469
Non-Employee Director Compensation Table
The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities to the non-employee members of our Board of Directors for the fiscal year ended December 31, 2011.

Form 10-K Amendment No. 1

Name	Fees Paid in Cash ($)	Stock Awards $ (1)		Option Awards $ (1)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
R. King Nelson	65,000	39,060	(5)	—	(2)	—	—	—	104,060
Gerhard F. Burbach	36,500	39,060	(5)	—	(3)	—	—	—	75,560
Kenneth E. Olson	50,000	39,060	(5)	—	(4)	—	—	—	89,060
John Sayward	55,000	39,060	(5)	—		—	—	—	94,060
Steven C. Mendell	45,000	39,060	(5)	—		—	—	—	84,060
____________________

(1)
Represents full grant date fair value of 14,000 restricted stock units awarded to each non-employee director in the year ended December 31, 2011, computed in accordance with FASB ASC Topic 718, Stock Compensation. For information regarding assumptions made in connection with this valuation, please see Note 8 to our consolidated financial statements found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 17, 2012.

(2)	R. King Nelson has outstanding options to purchase an aggregate of 41,429 shares as of December 31, 2011, through various option awards granted prior to 2011.

(3)	Gerhard Burbach has outstanding options to purchase an aggregate of 260,000 shares as of December 31, 2011, through various option awards granted prior to 2011.

(4)	Kenneth E. Olson has outstanding options to purchase an aggregate of 90,514 shares as of December 31, 2011, through various option awards granted prior to 2011.

(5)	51,166 restricted stock units are vested as of December 31, 2011 through various RSU awards granted from 2009 through 2011.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth information as of March 31, 2012 regarding the beneficial ownership of our common stock by (i) each person we know to be the beneficial owner of 5% or more of our common stock, (ii) each of our current executive officers, (iii) each of our directors, and (iv) all of our current executive officers and directors as a group. Information with respect to beneficial ownership has been furnished by each director, executive officer or 5% or more stockholder, as the case may be. The address for all executive officers and directors is c/o Digirad Corporation, 13950 Stowe Drive, Poway, California 92064.
Percentage of beneficial ownership is calculated based on 19,566,023 shares of common stock outstanding as of March 31, 2012. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of March 31, 2012. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Form 10-K Amendment No. 1

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
5% Stockholders:
Thomson Horstmann & Bryant (1) 501 Merritt 7 Norwalk, CT 06851	2,194,927	10.59%
Heartland Advisors, Inc. (2) 789 North Water Street Milwaukee, WI 53202	1,800,000	9.37%
Dimensional Fund Advisors, LP (3) 6300 Bee Cave Road Austin, TX 78746	1,033,615	5.38%

Named Executive Officers and Directors:
Todd P. Clyde (4)	456,479	2.33%
Richard B. Slansky (5)	211,868	1.08%
Armando Jackson	—	—
Virgil J. Lott (6)	90,382	*
Matthew G. Molchan (7)	48,675	*
Richard Conwell (8)	135,217	*
R. King Nelson (9)	114,156	*
Gerhard F. Burbach (10)	331,760	1.70%
Kenneth E. Olson (11)	210,185	1.07%
John W. Sayward (12)	106,520	*
Steven C. Mendell (13)	55,833	*
Jeffery E. Eberwein	—	—
Charles M. Gillman	—	—
James B. Hawkins	—	—
All Executive Officers and Directors as a group (14 persons)	1,761,075	9.08%
____________________

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock as of March 31, 2012.

(1)
The foregoing information is based solely on information contained in an amended Schedule 13G filed with the SEC by the foregoing entity, an investment adviser registered with the SEC, on February 1, 2012.

(2)
The foregoing information is based solely on information contained in an amended Schedule 13G filed with the SEC by the foregoing entity jointly by Heartland Advisors, Inc., an investment adviser registered with the SEC, and William J. Nasgovitz, President and principal shareholder of Heartland Advisors, Inc., on February 14, 2012. Mr. Nasgovitz specifically disclaims beneficial ownership of the shares.

(3)
The foregoing information is based solely on information contained in an amended Schedule 13G filed with the SEC by the foregoing entity, an investment adviser registered with the SEC, on February 14, 2012

(4)	Includes (a) 383,684 shares subject to options exercisable within 60 days of March 31, 2012; and (b) 72,795 shares held by Mr. Clyde.

(5)	Includes (a) 186,959 shares subject to options exercisable within 60 days of March 31, 2012; and (b) 24,909 shares held by Mr. Slansky.

(6)	Includes (a) 63,331 shares subject to options exercisable within 60 days of March 31, 2012; and (b) 27,051 shares held by Mr. Lott.

(7)	Includes (a) 46,039 shares subject to options exercisable within 60 days of March 31, 2012; and (b) 2,636 shares held by Mr. Molchan.

(8)	Includes (a) 120,674 shares subject to options exercisable within 60 days of March 31, 2012; and (b) 14,543 shares held by Mr. Conwell.

(9)
Includes (a) 41,429 shares subject to options exercisable within 60 days of March 31, 2012; (b) 57,000 restricted stock units that will be vested within 60 days of March 31, 2012; and (c) 15,727 shares held by Mr. Nelson.

(10)
Includes (a) 260,000 shares subject to options exercisable within 60 days of March 31, 2012; and (b) 57,000 restricted stock units that will be vested within 60 days of March 31, 2012; and (c) 14,760 shares held by Mr. Burbach.

(11)
Includes (a) 90,514 shares subject to options exercisable within 60 days of March 31, 2012; (b) 55,833 restricted stock units that will be vested within 60 days of March 31, 2012; (c) 58,252 shares held by the Kenneth E. Olson Trust dated March 16, 1989; and (d) 5,586 shares held by Linda Olson, Mr. Olson’s wife.

(12)	Includes (a) 57,000 restricted stock units that will be vested within 60 days of March 31, 2012; and (b) 49,520 shares held by Mr. Sayward.

Form 10-K Amendment No. 1

(13)	Represents 55,833 restricted stock units that will be vested within 60 days of March 31, 2012.

Equity Compensation Plan Information
The following table summarizes the number of outstanding options, warrants and rights granted to our employees, consultants, and directors, as well as the number of shares remaining available for future issuance, under our equity compensation plans as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,468,393	$2.13	468,688

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Except for the transactions described below, since January 2011, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest. All future transactions between us and any of our directors, executive officers or related parties will be subject to the review and approval of our Audit Committee. The transactions described below were subject to the prior review of the Audit Committee and approval of the Board of Directors. In accordance with its charter, the Audit Committee is responsible for reviewing and approving all related party transactions for potential conflicts of interest on an ongoing basis.
Employment
In February 2006, we hired Kelly Weatherhead, the wife of former executive officer Randy Weatherhead, as a Product Sales Manager and Ms. Weatherhead has continued to serve us in such position through January 2012. Ms. Weatherhead’s total cash compensation, including commissions, during 2011 was $153,041.18. Mr. Weatherhead's employment with the Company was terminated in July 2011.
Issuance of Options
During the fiscal year ended December 31, 2011, we did not grant stock options to purchase our common stock to our executive officers.
From January 1, 2012 through April 27, 2012, we have not granted any stock options to our executive officers.
Issuance of Restricted Stock Units
During the fiscal year ended December 31, 2011, we granted restricted stock units to purchase an aggregate of 70,000 shares of our common stock to our current non-employee directors, valued at an aggregate $195,300 on the date of grant, as set forth in more detail in the Non-Employee Director Compensation Table.
From January 1, 2012 through April 27, 2012, we have not granted any restricted stock units to our current executive officers.
Other Transactions
We have entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements require us to indemnify these individuals to the fullest extent permitted by Delaware law and may be broader than the specific indemnification provisions contained in the Delaware General Corporation Law. In addition, we have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances.

Form 10-K Amendment No. 1

We believe that all of the transactions described above were on terms at least as favorable to us as they would have been had we entered into those transactions with unaffiliated third parties.

Director Independence
The Board of Directors has determined that each of the director nominees standing for election, except Mr. Clyde, are independent directors (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the NASDAQ listing standards). In determining the independence of our directors, the board of directors considered all transactions in which the Company and any director had any interest, including those discussed under “Certain Relationships and Related Transactions” below.

ITEM 14. Principal Accounting Fees and Services
Principal Accounting Fees
In connection with the audit of the 2011 consolidated financial statements, we entered into an engagement agreement with Ernst & Young LLP which sets forth the terms by which Ernst & Young LLP has performed audit and related professional services for us.
The following table sets forth the aggregate accounting fees paid by us for the past two fiscal years ended December 31, 2011 and 2010. The below fees were paid to the firm Ernst & Young LLP; no other accounting firm was retained to perform the identified accounting work for us. All non-audit related services in the table were pre-approved and/or ratified by the Audit Committee of our Board of Directors.
Table 2-A

	For the years ended December 31
Type of Fee	2011	2010
	(in thousands)
Audit Fees	$362.1	$335.7
Audit-Related Fees	—	—
Tax Fees	130.3	106.3
All Other Fees	—	2.0
Totals	$492.4	$444.0
Audit Fee Table 2-A—Types of Fees Explanation
Audit Fees. Audit fees were incurred for accounting services rendered for the audit of our annual consolidated financial statements and reviews of quarterly consolidated financial statements.
Audit-Related Fees. These fees were billed for professional services not included in the Audit Fees category and include professional services related to entering into asset purchase agreements, restructuring, option exchange and other advisory services.
Tax Fees. These fees were billed to us for professional services relating to tax compliance, tax advice and tax planning.
All Other Fees. These fees relate to a license fee to access an online database for technical accounting research.
Audit Committee Pre-Approval of Services by Independent Registered Public Accounting Firm
The Audit Committee is granted the authority and responsibility under its charter to pre-approve all audit and non-audit services provided to the Company by its independent registered public accounting firm, including specific approval of internal control and tax-related services. In exercising this responsibility, the Audit Committee considers whether the provision of each professional accounting service is compatible with maintaining the audit firm’s independence. The committee has delegated this pre-approval authority to the Chairperson of the Audit Committee with ratification by the full Audit Committee at its next scheduled meeting.
Pre-approvals are detailed as to the category or professional service and when appropriate are subject to budgetary limits. Company management and the independent registered public accounting firm periodically report to the Audit Committee regarding the scope and fees for professional services provided under the pre-approval.
With respect to the professional services rendered in Table 2-A, the Audit Committee had determined that the rendering of all non-audit services by Ernst & Young, LLP was compatible with maintaining the auditor’s independence and had pre-approved all such services.

Form 10-K Amendment No. 1

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGIRAD CORPORATION

Dated: April 27, 2012	By:	/S/ TODD P. CLYDE
	Name:	Todd P. Clyde
	Title:	President and Chief Executive Officer (Principal Executive Officer)

22

Form 10-K Amendment No. 1

EXHIBIT INDEX

Exhibit Number	Description

(a)(1) and (2) The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II of the 10-K Report
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

23