Form 10-Q
period 2012-03-31
DIGIRAD CORP
filed 2012-04-27
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
FORM 10-Q
 __________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
Commission file number: 000-50789
__________________________________
Digirad Corporation
(Exact name of registrant as specified in its charter)

__________________________________

Delaware	33-0145723
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13950 Stowe Drive, Poway, CA	92064
(Address of Principal Executive Offices)	(Zip Code)
(858) 726-1600
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒
As of March 31, 2012, the registrant had 19,566,023 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGIRAD CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,786	$24,039
Securities available-for-sale	5,327	6,413
Accounts receivable, net	7,167	6,320
Inventories, net	6,068	6,178
Other current assets	956	855
Restricted cash	194	194
Total current assets	43,498	43,999
Property and equipment, net	5,115	5,367
Intangible assets, net	399	477
Goodwill	184	184
Total assets	$49,196	$50,027
Liabilities and stockholders’ equity
Accounts payable	$1,784	$1,330
Accrued compensation	2,528	2,291
Accrued warranty	282	297
Deferred revenue	1,966	2,099
Other accrued liabilities	2,188	2,397
Total current liabilities	8,748	8,414
Deferred rent	121	126
Total liabilities	8,869	8,540
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 18,922,318 and 18,901,160 shares issued and outstanding (net of treasury shares) at March 31, 2012 and December 31, 2011, respectively	2	2
Treasury stock, at cost; 643,705 and 582,825 shares at March 31, 2012 and December 31, 2011, respectively	(1,178)	(1,058)
Additional paid-in capital	155,929	155,704
Accumulated other comprehensive income	36	33
Accumulated deficit	(114,462)	(113,194)
Total stockholders’ equity	40,327	41,487
Total liabilities and stockholders’ equity	$49,196	$50,027
See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenues:
DIS	$9,289	$9,596
Product	3,680	4,579
Total revenues	12,969	14,175
Cost of revenues:
DIS	6,976	7,762
Product	2,321	2,894
Total cost of revenues	9,297	10,656
Gross profit	3,672	3,519
Operating expenses:
Research and development	897	708
Marketing and sales	1,715	1,424
General and administrative	2,265	2,104
Amortization of intangible assets	77	94
Restructuring gain	—	(164)
Total operating expenses	4,954	4,166
Loss from operations	(1,282)	(647)
Other income (expense):
Interest income	26	208
Interest expense	—	(13)
Other (expense) income	(12)	65
Total other income	14	260
Net loss	$(1,268)	$(387)
Net loss per common share – basic and diluted	$(0.07)	$(0.02)
Weighted average shares outstanding – basic and diluted	19,242	18,943

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	3	(107)
Other comprehensive income (loss)	3	(107)
Comprehensive loss	$(1,265)	$(494)
See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(1,268)	$(387)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	502	862
Amortization of intangible assets	77	94
Provision for bad debt	6	144
Stock-based compensation	189	227
Gain on disposal of assets	(17)	(34)
Amortization of premium on securities available-for-sale	30	(106)
Changes in operating assets and liabilities:
Accounts receivable	(853)	(734)
Inventories	41	(86)
Other assets	(101)	(388)
Accounts payable	454	556
Accrued compensation	237	556
Deferred revenue	(133)	(263)
Other accrued liabilities	(229)	97
Net cash provided by (used in) operating activities	(1,065)	538
Investing activities
Purchases of property and equipment	(187)	(103)
Proceeds from sale of property and equipment	24	—
Sales and maturities of securities available-for-sale	1,059	750
Net cash provided by investing activities	896	647
Financing activities
Issuances of common stock	34	—
Repurchases of common stock	(118)	—
Repayment of obligations under capital leases	—	(58)
Net cash used in financing activities	(84)	(58)
Net (decrease) increase in cash and cash equivalents	(253)	1,127
Cash and cash equivalents at beginning of period	24,039	20,459
Cash and cash equivalents at end of period	$23,786	$21,586
See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company
Digirad Corporation (“Digirad”), a Delaware corporation, is a leading developer and manufacturer of medical diagnostic imaging systems including solid-state gamma cameras for nuclear cardiology and general nuclear medicine applications. Digirad is also one of the largest national providers of in-office nuclear cardiology imaging and ultrasound services to physician practices, hospitals and imaging centers through its Digirad Imaging Solutions (“DIS”) division. Digirad has two reportable segments, DIS and Product which are collectively referred to herein as the “Company”. The accompanying consolidated financial statements include the operations of both segments. Intercompany accounts and transactions are accounted for at cost and have been eliminated in consolidation. Substantially all of the Company’s revenue arises from sales activity in the United States. Through DIS, the Company provides in-office imaging services to physicians, offering certified personnel, required licensure, an imaging system and other support and supplies for the performance of nuclear and ultrasound imaging procedures under the supervision of its physician customers. DIS physician customers enter into annual contracts for imaging services generally delivered on a per-day basis. The Company’s Product segment sells solid-state gamma cameras for nuclear cardiology and general nuclear medicine applications and provides camera service and maintenance.
Note 2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The Company has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 17, 2012 .

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
Revenue Recognition
The Company derives revenue primarily from providing in-office services to support the performance of cardiac diagnostic imaging procedures and from selling and servicing solid-state digital gamma cameras. The Company recognizes revenue in accordance with the authoritative guidance for revenue recognition, when all of the following four criteria are met: (i) a contract or sales arrangement exists; (ii) products have been shipped and title has transferred or services have been rendered; (iii) the price of the products or services is fixed or determinable; and (iv) collectability is reasonably assured. The timing of revenue recognition is based upon factors such as passage of title and risk of loss, the need for installation, and customer acceptance. These factors are based on the specific terms of each contract or sales arrangement.
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
Product revenues are generated from the sales of gamma cameras and follow-on maintenance service contracts. The Company generally recognizes revenue upon delivery to customers. The Company also provides installation and training for camera sales in the United States. Installation and training is generally performed shortly after delivery and represents a cost which the Company accrues at the time revenue is recognized. Neither service is essential to the functionality of the product. Maintenance services are sold beyond the term of the warranty, which is generally one year from the date of purchase. Revenue from these contracts is deferred and recognized ratably over the service period and is included in Product sales.
Share-Based Compensation
The Company accounts for share-based awards exchanged for services in accordance with the authoritative guidance for share-based payments. Under this guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the requisite service period.
Total share-based compensation expense related to all of the Company’s share-based awards for the three months ended March 31, 2012 and 2011 was allocated in the consolidated statements of comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenues:
DIS	$2	$4
Product	21	29
Research and development	20	22
Marketing and sales	29	36
General and administrative	117	136
Share-based compensation expense	$189	$227
New Accounting Pronouncements
In June and December 2011, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The Company adopted this guidance beginning after January 1, 2012, with the exception of the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB. The adoption did not have a material effect on the Company's financial condition or results of operations, and only resulted in a change to financial statement presentation.

On May 12, 2011 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" (ASU 2011-04). This update amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this guidance did not a material effect on the Company's financial condition and results of operations.
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
The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data).

	Three Months Ended March 31,
	2012	2011
Numerator:
Net loss	$(1,268)	$(387)
Denominator:
Weighted average shares outstanding - basic and diluted	19,242	18,943
Net loss per common share - basic and diluted	$(0.07)	$(0.02)

The following weighted average outstanding common stock equivalents were not included in the calculation of diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock options	477	548
RSUs	18	64
Total	495	612

Note 4. Supplementary Balance Sheet Information (in thousands):

	March 31, 2012	December 31, 2011
Inventories, net:
Raw materials	$2,827	$2,899
Work-in-process	2,579	2,665
Finished goods	2,187	2,207
	7,593	7,771
Less reserve for excess and obsolete inventories	(1,525)	(1,593)
	$6,068	$6,178
Property and equipment, net:
Machinery and equipment	$21,841	$21,684
Computer hardware and software	2,766	2,712
Leasehold improvements	813	813
	25,420	25,209
Accumulated depreciation	(20,305)	(19,842)
	$5,115	$5,367
Intangible assets, net:
Customer relationships	$2,600	$2,600
Covenants not to compete	300	300
Patents	141	141
	3,041	3,041
Accumulated amortization of customer relationships	(2,260)	(2,201)
Accumulated amortization of covenants not to compete	(295)	(280)
Accumulated amortization of patents	(87)	(83)
	$399	$477
Other accrued liabilities:
Sales and property taxes payable	$559	$473
Radiopharmaceuticals and consumable medical supplies	364	243
Professional fees	397	293
Outside services and consulting	300	836
Facilities and related costs	130	129
Travel expenses	98	110
Other accrued liabilities	340	313
	$2,188	$2,397
Note 5. Fair Value of Financial Instruments
The authoritative guidance for fair value measurements defines fair value for accounting purposes, establishes a framework for measuring fair value and provides disclosure requirements regarding fair value measurements. The guidance defines fair value as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, assets and liabilities that are rarely traded or not quoted have less pricing observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. We have categorized our assets and liabilities measured at fair value into a three-level hierarchy in accordance with this guidance
The Company has categorized its assets and liabilities measured at fair value into a three-level hierarchy in accordance with the authoritative guidance for fair value measurements. Assets and liabilities presented at fair value in the Company's consolidated balance sheets are generally categorized as follows:

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

As required by the authoritative guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management's assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s assets that were recorded at fair value as of March 31, 2012 and December 31, 2011 (in thousands).

	At Fair Value as of March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$5,327	$—	$5,327

	At Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$6,413	$—	$6,413
Securities Available for Sale
Securities available-for-sale consist of investment grade corporate debt securities. The Company classifies all securities as available-for-sale and as current assets, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. It is not more likely than not that the Company will be required to sell its investments before recovery of their amortized costs. As of March 31, 2012, none of the Company’s investments have been in an unrealized loss position for more than 12 months. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and include in interest income. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in other income within the consolidated statements of comprehensive loss. The proceeds from the sales of available-for-sale securities and the realized gains and losses on these sales were minimal for the three months ending March 31, 2012 and 2011.
The following table sets forth the composition of securities available-for-sale as of March 31, 2012 and December 31, 2011 (in thousands):

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of March 31, 2012			Gains	Losses
Corporate debt securities	2 or less	$5,291	$36	$—	$5,327

As of December 31, 2011	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt securities	2 or less	$6,380	$33	$—	$6,413
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
The activities in the Company’s warranty reserve for the period ended March 31, 2012, 2011 are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$297	$378
Charges to Product cost of revenues	104	216
Applied to liability	(119)	(222)
Balance at end of period	$282	$372

Note 7. Segments
The Company’s reporting segments have been determined based on the nature of the products and services offered to customers or the nature of their function in the organization. The Company evaluates performance based on the operating income contributed by each segment. Segment results are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Gross profit by segment:
DIS	$2,313	$1,834
Product	1,359	1,685
Consolidated gross profit	$3,672	$3,519
Loss from operations by segment:
DIS	$(168)	$(294)
Product	(1,114)	(353)
Consolidated loss from operations	$(1,282)	$(647)
Depreciation and amortization of tangible and intangible assets by segment:
DIS	$505	$871
Product	75	85
Consolidated depreciation and amortization	$580	$956

	As of March 31, 2012	As of December 31, 2011
Identifiable assets by segment:
DIS	$12,805	$12,789
Product	36,391	37,238
Consolidated assets	$49,196	$50,027

Note 8. Income Taxes
As of December 31, 2011, the Company had unrecognized tax benefits of approximately $1.6 million. There has been no significant change in unrecognized tax benefits through March 31, 2012. Included in the unrecognized tax benefits of $1.6 million at December 31, 2011 was $1.4 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate, subject to the valuation allowance. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to income tax examination by tax authorities for years prior to 2006; however, its net operating loss and research credit carry-forwards arising prior to that year are subject to adjustment. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of March 31, 2012 and December 31, 2011.
Note 9. Commitments and Contingencies
Stock Repurchase Program
On February 4, 2009, the Company’s board of directors authorized a stock buyback program to repurchase up to an aggregate of $2.0 million of its issued and outstanding common shares. The timing and extent of the repurchase depends upon market conditions, applicable legal requirements, and other factors. During the three months ended March 31, 2012, the Company repurchased 60,880 shares of its common stock under the stock buyback program. Through March 31, 2012 the Company has repurchased 643,705 shares of its common stock at a cost of $1.2 million, at a weighted average price of $1.80 per share.
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
The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this report on Form 10-Q, and the audited financial statements and notes as of and for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2012. Operating results are not necessarily indicative of results that may occur in future periods.
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
Our Business Segments
We generate revenues within two primary operating segments: our DIS segment (our personnel and equipment service business) and our Product segment (the manufacture and sales of our medical diagnostic camera business).
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
Our Product Segment. Our Product revenue results primarily from selling solid-state gamma cameras and camera maintenance contracts. We sell our imaging systems to physician offices, hospitals and imaging centers primarily in the United States, although we have sold a small number of imaging systems internationally. The central component of our nuclear camera is the detector and it ultimately determines the overall clinical quality of the image our camera produces. Our nuclear cameras feature detectors based on advanced proprietary solid-state technology developed by us. Solid-state systems have a number of benefits over conventional photomultiplier tube-based camera designs typically offered by our competitors. Our solid-state technology systems are typically lighter and considerably more compact than most traditional nuclear systems, making them far easier and less costly to build, as well as very reliable. Our solid-state technology provides us with the capability to market and manufacture a diverse family of high-performance dedicated cardiac and general-purpose cameras that offer a number of economic, service and performance benefits over traditional PMT-based camera systems. We recently introduced our first general imaging camera called the ergo TM, which is targeted to hospital customers. Prior to that, we introduced a new product called the Cardius ® X-ACT camera, which is a rapid cardiac SPECT/VCT imager. The Cardius ® X-ACT camera also is positioned more toward the hospital and larger cardiology practices.
Our Market
The target market for our products and services includes cardiologists, internal medicine physicians, family practice physicians, imaging centers and hospitals in the United States that perform or could perform nuclear cardiac, general nuclear and ultrasound procedures. We provide imaging services through DIS to more than 1,100 physicians and physician groups. We have sold over 700 cameras through our Product segment. More than half of our DIS nuclear and ultrasound imaging customers are internal medicine physicians or other primary care practitioners, and the remainder are primarily cardiologists. Our market has been negatively affected by lower physician reimbursements from the Center for Medicare and Medicaid Services (CMS) and third party providers for the codes under which our physician customers bill for our services, pricing pressures, decreases in radiopharmaceutical isotope supplies and continuing efforts by some third party payers to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications. We have been addressing and will continue to address these market pressures by introducing new products, modifying our DIS business model, and assisting our physician customers in complying with new regulations and requirements.
Trends and Drivers
The medical device industry, including the market for nuclear and ultrasound imaging systems and services, is highly competitive. Our business continues to be affected by many factors, including healthcare reimbursement rates for cardiac imaging procedures, competition from alternative imaging modalities such as positron emission tomography (PET) and computed tomography (CT) angiography, competition from other small owner-operated mobile nuclear imaging providers, declining average selling prices for our product offerings and general uncertainty in the healthcare marketplace. We continue to experience significant market changes due to the fluctuations in reimbursement rates and the uncertainty with healthcare legislation. We also continue to experience a low demand for our cameras, partially due to very limited hospital and physician group capital budgets and the general downturn in the economy. We expect most of these trends to continue in the foreseeable future.
In our DIS segment, our physician customers continue to experience significant uncertainty in reimbursements from CMS and third party providers for the codes under which our physician customers bill for our services. This uncertainty has caused some of our physician customers to sell their practices to a hospital and others to reduce the volume of our service. As a result, we are continuing to modify our offering and pricing for our services upon contract renewal. The uncertainty over the enactment of future legislation that may impact reimbursement rates continues to linger and cause concern with our physician customers. Congress is expected to address this issue before the end of the year. We continue to consider modification to our business model in order to adapt to environmental and regulatory changes in our dynamic healthcare marketplace.
In our Product segment, we continue to build on past Product segment achievements by introducing new single photon emission computed tomography, or SPECT, products targeted specifically at the larger physician practices and hospital marketplace. The most widely used imaging acquisition technology utilizing gamma cameras is single SPECT, and all of our current cardiac gamma cameras employ SPECT methodology. Although the National Electrical Manufactures Association has reported that the dedicated cardiac nuclear market has declined by approximately 70 percent since 2005, according to industry sources, (despite the improving image quality and increasing utilization rates of competing modalities such as computed tomography, positron emission tomography, and magnetic resonance imaging, and diagnostic procedures such as CT angiography), SPECT procedures performed with gamma cameras will continue to be used for a substantial number of cardiac-specific imaging procedures. We believe continued utilization will be driven by patients having easier access to nuclear medicine services at physicians’ offices, lower purchase and maintenance costs, a smaller physical footprint, and easier service logistics of gamma cameras. In an emerging trend in cardiology, SPECT technologies are being integrated with other imaging modalities, to form hybrid imaging modalities, such as SPECT/CT, resulting in improved clinical quality and diagnostic certainty. We are also seeking other market opportunities to expand the use of our technology. We believe that our product mix will begin to reflect more ergo general purpose portable imaging system sales as we penetrate the hospital marketplace. Although the hospital sales cycles tend to be longer than the in-office market sales cycles, we have already sold and installed several ergo imaging systems into leading U.S. hospitals and expect that trend to continue.
First Three Months of 2012 Financial Highlights
Our consolidated revenues were $13.0 million for the three months ended March 31, 2012, which represented a decrease of $1.2 million, or 8.5%, over the comparable prior year period. DIS revenue decreased $0.3 million, or 3.2%, primarily due to a reduction in the number of days we scanned for our physician customers. The number of scan days was reduced due to a consolidation in the number of scan days by our physician customers in response to reimbursement uncertainty in addition to other business factors such as physician pre-certification requirements making it more difficult for our physician customers to utilize our services. Product revenues for the three months ended March 31, 2012 decreased by $0.9 million, or 19.6%, compared to the prior year period, primarily due to a fewer number of new cameras sold to hospitals and cardiology practices. Our ergo imaging system represented the majority of our cameras sold in the period. The increase in gross profit of our DIS segment was primarily attributable to lower radiopharmaceutical costs and a slight improvement in DIS labor. The decrease in gross profit of our Product segment was primarily attributable to lower camera sales of our nuclear imaging systems.
We realized a net loss of $1.3 million for the three months ended March 31, 2012, compared to a net loss of $0.4 million for the same three month period in 2011. This was a result of our decreased revenues, despite our continued focus on managing our expenses.
Our DIS business currently operates in 19 states. For the three months ended March 31, 2012, DIS operated 63 nuclear gamma cameras and 65 ultrasound imaging systems, compared to 63 nuclear gamma cameras and 68 ultrasound imaging systems during the same period in the prior year. We seek to improve our overall profitability through more efficient utilization of our fleet of gamma cameras and ultrasound equipment. We measure efficiency by tracking system utilization, which is measured based on the percentage of days that our nuclear gamma cameras and ultrasound equipment are used to deliver services to customers out of the total number of days that they are available to deliver such services. System utilization decreased to 56.1% for the three months ended March 31, 2012, compared to 57.6% during the same period in the prior year, primarily due to fewer scan days as discussed above.
Results of Operations
The following table sets forth our results from operations expressed as percentages of revenues for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012	% of 2012 Revenues	2011	% of 2011 Revenues	Change from Prior Year
					Dollars	Percent
Revenues:
DIS	$9,289	71.6%	$9,596	67.7%	$(307)	(3.2)%
Product	3,680	28.4%	4,579	32.3%	(899)	(19.6)%
Total revenues	12,969	100%	14,175	100%	(1,206)	(8.5)%
Total cost of revenues	9,297	71.7%	10,656	75.2%	(1,359)	(12.8)%
Gross profit	3,672	28.3%	3,519	24.8%	153	4.3%
Operating expenses:
Research and development	897	6.9%	708	5.0%	189	26.7%
Marketing and sales	1,715	13.2%	1,424	10.0%	291	20.4%
General and administrative	2,265	17.5%	2,104	14.8%	161	7.7%
Amortization of intangible assets	77	0.6%	94	0.7%	(17)	(18.1)%
Restructuring gain	—	—%	(164)	(1.2)%	164	(100.0)%
Total operating expenses	4,954	38.2%	4,166	29.4%	788	18.9%
Loss from operations	(1,282)	(9.9)%	(647)	(4.6)%	(635)	98.1%
Other income	14	0.1%	260	1.8%	(246)	(94.6)%
Net loss	$(1,268)	(9.8)%	$(387)	(2.7)%	$(881)	227.6%

Comparison of Three Months Ended March 31, 2012 and 2011
Revenues
Consolidated. Consolidated revenue was $13.0 million for 2012, a decrease of $1.2 million, or 8.5%, compared to the prior year quarter, primarily as a result of a decrease in the number of camera sales in our Product business segment along with a lower number of imaging days in our DIS business. DIS revenue accounted for 71.6% of total revenues for 2012, compared to 67.7% for the prior year quarter. Although we expect our Product revenue to grow, we also expect our DIS revenue to continue to represent the larger percentage of our consolidated revenue.
DIS. Our DIS revenue was $9.3 million for the three months ended March 31, 2012, a decrease of $0.3 million, or 3.2%, compared to the prior year quarter. The decrease in 2012 resulted from a decrease in the number of imaging days we performed in 2012 due to the uncertainty in the health care market and lower reimbursements in 2011, which we believe have improved somewhat in 2012.
Product. Our Product revenue was $3.7 million for the three months ended March 31, 2012, a decrease of $0.9 million, or 19.6%, compared to the prior year quarter. The decrease in revenue resulted mainly from selling a fewer number of new gamma cameras as compared to the prior year quarter.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $3.7 million for the three months ended March 31, 2012, an increase of $0.2 million, or 4.3%, compared to the prior year quarter. The increase in consolidated gross profit is primarily the result of an increase in DIS gross margin due to lower radiopharmaceutical costs and a workers compensation insurance refund from a prior period. Consolidated gross profit as a percentage of revenue increased to 28.3% for the three months ended March 31, 2012 from 24.8% for the prior year quarter.
DIS. Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with the provision of services. Cost of DIS revenue was $7.0 million for the three months ended March 31, 2012, a decrease of $0.8 million, or 10.1%, compared to the prior year quarter. The decrease in cost of DIS revenue is primarily a result of decreased revenues plus lower radiopharmaceutical costs and due to a one-time workers' compensation insurance refund. DIS gross profit was $2.3 million for the three months ended March 31, 2012, an increase of $0.5 million, or 26.1%, from a gross profit of $1.8 million for the prior year quarter. DIS gross profit as a percentage of DIS revenue increased to 24.9% for the three months ended March 31, 2012 from 19.1% for the prior year quarter.
Product. Cost of Product revenue primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Cost of Product revenue was $2.3 million for the three months ended March 31, 2012, a decrease compared to the prior year quarter. Product gross profit was $1.4 million for the three months ended March 31, 2012, a decrease of $0.3 million, or 19.3%, compared to the prior year period. Product gross profit as a percentage of Product revenue was 36.9% for the three months ended March 31, 2012, approximately the same as the prior year quarter. The reduction in gross profit was primarily due to lower revenues offset slightly by an improvement in manufacturing variances and warranty costs.
Operating Expenses
Research and Development. Research and development expenses are the costs associated with the design, development and enhancement of our products, and consist of salaries, development material costs, facility and overhead costs, consulting fees, and non-recurring engineering costs. We continue to invest in research and development with a focus on innovation as we seek to improve our existing technology. Research and development expenses were $0.9 million for the three months ended March 31, 2012, an increase of $0.2 million from the prior year quarter mainly due to initiatives to explore and develop new products and technologies. Research and development expenses were 24.4% of Product revenue for the three months ended March 31, 2012 compared to 15.5% in the prior year quarter, due to a decrease in Product revenue of $0.9 million. We plan to continue investing in our technology platform to penetrate new and existing market segments and attract new customers.
Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and trade show costs. Marketing and sales expenses were $1.7 million for the three months ended March 31, 2012, an increase of $0.3 million, or 20.4%, compared to the prior year quarter, primarily as a result of the addition of our new Senior Vice President of Strategic Marketing & Business Development, our decision to engage a lead generation firm for our Product business and certain medical advisory and one-time severance costs. Marketing and sales expenses as a percentage of total revenues were 13.2% and 10.0% for the three months ended March 31, 2012 and 2011, respectively.
General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology and executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $2.3 million for the three months ended March 31, 2012, an increase of $0.2 million, or 7.7%, compared to the prior year quarter. This increase is primarily the result of higher legal fees related to a contract dispute with our prior radiopharmaceutical supplier. General and administrative expenses were 17.5% of total revenue for the three months ended March 31, 2012 compared to 14.8% for the prior year quarter.
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
As of March 31, 2012, we had cash, cash equivalents and securities available-for-sale of $29.1 million. We currently invest our cash reserves in money market accounts and corporate debt securities. Based upon our current level of expenditures, we believe our current working capital, together with cash flows from operating activities, will be more than adequate to meet our anticipated cash requirements for working capital, and capital expenditures for at least the next 12 months.
Cash Flows
The following table shows cash flow information for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in) operating activities	$(1,065)	$538
Net cash provided by investing activities	896	647
Net cash used in financing activities	(84)	(58)

Operating Activities
Net cash used in operating activities increased $1.6 million, for the three months ended March 31, 2012 compared to the prior year period. This increase was primarily attributable to our greater net loss partially offset by changes in working capital.
Investing Activities
Net cash provided by investing activities increased $0.2 million, for the three months ended March 31, 2012 compared to the prior year period. This increase was primarily attributable to sales and maturities of securities available-for-sale and proceeds from the sale of certain property and equipment, partially offset by purchases of capital equipment during the three months ended March 31, 2012.
Financing Activities
Net cash used in financing activities was flat for the three months ended March 31, 2012 compared to the prior year period. The amount remained essentially constant despite during our repurchase of $0.1 million of our common stock under the stock repurchase plan, since prior year capital lease obligations ceased during the three months ended March 31, 2012.
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition and inventory valuation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. The accounting policies are the same as those described in the critical accounting policies in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2012.

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
Disclosure Controls and Procedures
We maintain disclosure controls and procedures and internal controls that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures and internal controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and internal controls.
As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including Chief Executive Officer, who is our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, Chief Executive Officer, who is our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
In the normal course of business, we have been, and will likely continue to be, subject to litigation or administrative proceedings incidental to our business, such as claims related to customer disputes, employment practices, wage and hour disputes, product liability, professional liability, commercial and contract disputes, licensure restrictions or denials, and warranty or patent infringement. Responding to litigation or administrative proceedings, regardless of whether they have merit, can be expensive and disruptive to normal business operations. As litigation and the administrative proceedings are inherently uncertain, we cannot predict the outcome of such matters. While the ultimate outcome of litigation is always uncertain, we do not believe that it will have a material adverse effect on our business or financial results.

ITEM 1A.	RISK FACTORS
There have been no material changes to the Risk Factors described under “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 17, 2012, other than:

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
Our imaging service business involves the use of radiopharmaceuticals. There were significant disruptions in the international supply of these radiopharmaceuticals in 2010, which caused us to cancel services that would have otherwise been provided and this adversely affected our customers, as well as our financial condition in 2010. We believe we now have sufficient supply. The two major nuclear reactors supplying medical radiopharmaceuticals worldwide came back on-line at the end of 2010; however, there is no guarantee that the reactors will remain in good repair and our supplier will have continuing access to ample supply of our radiopharmaceutical product. If we are unable to obtain an adequate supply of the necessary radiopharmaceuticals, we may be unable to utilize our personnel and equipment through our in-office service operations, or the volume of our services could decline and our business may be adversely affected. Shortages can also cause price increases that may not be accounted for in third party reimbursement rates, thereby causing us to lose margin or require us to pass increases on to our physician customers. We have also engaged in a contractual dispute with our former radiopharmaceutical supplier. If we are unable to resolve the dispute in an amicable or cost effective manner, we may be required to pursue expensive and protracted litigation, which could have a material adverse impact on our financial statements.
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

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Issuer purchases of equity securities during the first quarter of fiscal 2012 were:

	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2012 — January 31, 2012	—	$—	—	$—
February 1, 2012 — February 29, 2012	60,880	1.92	643,705	839,831
March 1, 2012 — March 31, 2012	—	—	—	—
As of March 31, 2012:	60,880		643,705	$839,831

(1)    On February 4, 2009, our Board of Directors approved a stock repurchase program whereby we may, from time to time, purchase up to $2.0 million worth of our common stock in the open market, in privately negotiated transactions or otherwise, at prices that we deem appropriate. The plan has no expiration date. The timing of stock repurchases and the number of shares of common stock to be repurchased has been and will be made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The timing and extent of the repurchase will depend upon market conditions, applicable legal and contractual requirements, and other factors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURE
Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Restated Bylaws

4.1(3)	Form of Specimen Stock Certificate

4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

_________________

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

DIGIRAD CORPORATION

Date:	April 27, 2012	By:	/s/ TODD P. CLYDE
Todd P. Clyde President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)