Form 10-Q
period 2012-06-30
DIGIRAD CORP
filed 2012-07-26
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
FORM 10-Q
 __________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒
As of July 19, 2012, the registrant had 20,068,049 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGIRAD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,043	$24,039
Securities available-for-sale	9,490	6,413
Accounts receivable, net	6,883	6,320
Inventories, net	6,247	6,178
Other current assets	778	855
Restricted cash	194	194
Total current assets	42,635	43,999
Property and equipment, net	5,031	5,367
Intangible assets, net	341	477
Goodwill	184	184
Total assets	$48,191	$50,027
Liabilities and stockholders’ equity
Accounts payable	$1,927	$1,330
Accrued compensation	2,307	2,291
Accrued warranty	281	297
Deferred revenue	1,916	2,099
Other accrued liabilities	2,373	2,397
Total current liabilities	8,804	8,414
Deferred rent	113	126
Total liabilities	8,917	8,540
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 19,159,003 and 18,901,160 shares issued and outstanding (net of treasury shares) at June 30, 2012 and December 31, 2011, respectively	2	2
Treasury stock, at cost; 854,882 and 582,825 shares at June 30, 2012 and December 31, 2011, respectively	(1,655)	(1,058)
Additional paid-in capital	156,286	155,704
Accumulated other comprehensive (loss) income	(6)	33
Accumulated deficit	(115,353)	(113,194)
Total stockholders’ equity	39,274	41,487
Total liabilities and stockholders’ equity	$48,191	$50,027
See accompanying notes to condensed consolidated financial statements.

DIGIRAD CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
DIS	$9,377	$9,950	$18,666	$19,546
Product	3,333	4,299	7,014	8,878
Total revenues	12,710	14,249	25,680	28,424
Cost of revenues:
DIS	6,908	7,772	13,885	15,534
Product	2,121	2,483	4,442	5,376
Total cost of revenues	9,029	10,255	18,327	20,910
Gross profit	3,681	3,994	7,353	7,514
Operating expenses:
Research and development	1,047	714	1,943	1,422
Marketing and sales	1,671	1,617	3,387	3,041
General and administrative	1,811	1,866	4,075	3,970
Amortization of intangible assets	58	83	136	176
Restructuring gain	—	—	—	(164)
Total operating expenses	4,587	4,280	9,541	8,445
Loss from operations	(906)	(286)	(2,188)	(931)
Other income (expense):
Interest income	28	72	54	280
Interest expense	(1)	(7)	(1)	(20)
Other (expense) income	(12)	(7)	(24)	57
Total other income	15	58	29	317
Net loss	$(891)	$(228)	$(2,159)	$(614)
Net loss per common share – basic and diluted	$(0.05)	$(0.01)	$(0.11)	$(0.03)
Weighted average shares outstanding – basic and diluted	19,315	18,988	19,278	18,963

Other comprehensive loss:
Unrealized loss on marketable securities	(42)	(30)	(39)	(200)
Total other comprehensive loss	(42)	(30)	(39)	(200)
Comprehensive loss	$(933)	$(258)	$(2,198)	$(814)
See accompanying notes to condensed consolidated financial statements.

DIGIRAD CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net loss	$(2,159)	$(614)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	991	1,678
Amortization of intangible assets	136	176
Provision for bad debt	18	82
Stock-based compensation	327	423
Gain on disposal of assets	(38)	(41)
Amortization of premium and accretion of discount on securities available-for-sale	56	(71)
Changes in operating assets and liabilities:
Accounts receivable	(581)	(633)
Inventories	(343)	(615)
Other assets	77	206
Accounts payable	597	461
Accrued compensation	16	372
Deferred revenue	(183)	—
Other accrued liabilities	(53)	(54)
Net cash provided by (used in) operating activities	(1,139)	1,370
Investing activities
Purchases of property and equipment	(396)	(396)
Proceeds from sale of property and equipment	53	70
Purchases of securities available-for-sale	(4,887)	(13,113)
Sales and maturities of securities available-for-sale	1,715	1,000
Net cash used in investing activities	(3,515)	(12,439)
Financing activities
Issuances of common stock	255	9
Repurchases of common stock	(597)	—
Repayment of obligations under capital leases	—	(30)
Net cash used in financing activities	(342)	(21)
Net decrease in cash and cash equivalents	(4,996)	(11,090)
Cash and cash equivalents at beginning of period	24,039	20,459
Cash and cash equivalents at end of period	$19,043	$9,369
See accompanying notes to condensed consolidated financial statements.

DIGIRAD CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company
Digirad Corporation (“Digirad”), a Delaware corporation, is a leading developer and manufacturer of medical diagnostic imaging systems including solid-state gamma cameras for nuclear cardiology and general nuclear medicine applications. Digirad is also one of the largest national providers of in-office nuclear cardiology imaging and ultrasound services to physician practices, hospitals and imaging centers through its Digirad Imaging Solutions (“DIS”) division. Digirad has two reportable segments, DIS and Product which are collectively referred to herein as the “Company”. The accompanying condensed consolidated financial statements include the operations of both segments. Intercompany accounts and transactions are accounted for at cost and have been eliminated in consolidation. Substantially all of the Company’s revenue arises from sales activity in the United States. Through DIS, the Company provides in-office imaging services to physicians, offering certified personnel, required licensure, an imaging system and other support and supplies for the performance of nuclear and ultrasound imaging procedures under the supervision of its physician customers. DIS physician customers enter into annual contracts for imaging services generally delivered on a per-day basis. The Company’s Product segment sells solid-state gamma cameras for nuclear cardiology and general nuclear medicine applications and provides camera service and maintenance.
Note 2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 17, 2012 .

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and disclosures made in the accompanying notes to the condensed consolidated financial statements. The Company’s significant estimates include the valuation of goodwill, the valuation of long-lived assets, the reserve for doubtful accounts, revenue and billing adjustments, excess and obsolete inventories, warranty costs, the valuation allowance for deferred tax assets, and the assumptions used in estimating the fair value-based measurement of stock options. Actual results could differ from those estimates.
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
Product revenues are generated from the sales of gamma cameras and follow-on maintenance service contracts. The Company generally recognizes revenue upon delivery to customers. The Company provides installation and training for camera sales in the United States. Installation and training is generally performed shortly after delivery and represents a cost which the Company accrues at the time revenue is recognized. Neither service is essential to the functionality of the product. Maintenance services are sold beyond the term of the warranty, which is generally one year from the date of purchase. Revenue from these contracts is deferred and recognized ratably over the service period and is included in Product sales.
Change of estimate
During the third quarter of 2011, the Company completed a review of the estimated useful lives of its mobile camera fleet. After reviewing internal plans, analyzing and evaluating the historical useful life of its cameras and demand expectations, the useful life was extended from five to ten years. For the three and six month ended June 30, 2012, depreciation expense, recorded in cost of revenues on the Company's condensed consolidated statement of operations was $0.2 million and $0.4 million less respectively than it would have been had the depreciable lives not been extended. The effect of this change on basic and diluted earnings per share for the year was $0.02 per share.
Share-Based Compensation
The Company accounts for share-based awards exchanged for services in accordance with the authoritative guidance for share-based payments. Under this guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value-based measurment of the award, and is recognized as expense, net of estimated forfeitures, over the requisite service period.
Total share-based compensation expense related to all of the Company’s share-based awards for the three and six ended June 30, 2012 and 2011 was allocated in the condensed consolidated statements of comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues:
DIS	$2	$4	$4	$8
Product	20	24	42	53
Research and development	19	20	39	43
Marketing and sales	37	29	65	65
General and administrative	60	119	177	254
Share-based compensation expense	$138	$196	$327	$423
New Accounting Pronouncements
In June and December 2011, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The Company adopted this guidance beginning on January 1, 2012. The adoption did not have a material effect on the Company's financial condition or results of operations, and only resulted in a change to financial statement presentation.

On May 12, 2011 the FASB issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" (ASU 2011-04). This update amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011. The Company adopted this guidance beginning on January 1, 2012 The adoption of this guidance did not have a material effect on the Company's financial condition or results of operations.

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
The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(891)	$(228)	$(2,159)	$(614)
Denominator:
Weighted average shares outstanding - basic and diluted	19,315	18,988	19,278	18,963
Net loss per common share - basic and diluted	$(0.05)	$(0.01)	$(0.11)	$(0.03)

The following weighted average outstanding common stock equivalents were not included in the calculation of diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	440	602	454	568
RSUs	32	72	25	69
Total	472	674	479	637

Note 4. Supplementary Balance Sheet Information (in thousands):

	June 30, 2012	December 31, 2011
Inventories, net:
Raw materials	$2,741	$2,899
Work-in-process	2,208	2,665
Finished goods	2,713	2,207
	7,662	7,771
Less reserve for excess and obsolete inventories	(1,415)	(1,593)
	$6,247	$6,178
Property and equipment, net:
Machinery and equipment	$22,046	$21,684
Computer hardware and software	2,774	2,712
Leasehold improvements	828	813
	25,648	25,209
Accumulated depreciation	(20,617)	(19,842)
	$5,031	$5,367
Intangible assets, net:
Customer relationships	$2,600	$2,600
Covenants not to compete	300	300
Patents	141	141
	3,041	3,041
Accumulated amortization of customer relationships	(2,311)	(2,201)
Accumulated amortization of covenants not to compete	(300)	(280)
Accumulated amortization of patents	(89)	(83)
	$341	$477
Other accrued liabilities:
Sales and property taxes payable	$459	$473
Radiopharmaceuticals and consumable medical supplies	516	243
Professional fees	406	293
Outside services and consulting	251	836
Facilities and related costs	146	129
Travel expenses	100	110
Other accrued liabilities	495	313
	$2,373	$2,397
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

The Company has categorized its assets and liabilities measured at fair value into a three-level hierarchy in accordance with the authoritative guidance for fair value measurements. Assets and liabilities presented at fair value in the Company's condensed consolidated balance sheets are generally categorized as follows:

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

As required by the authoritative guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management's assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s assets that were recorded at fair value as of June 30, 2012 and December 31, 2011 (in thousands).

	Fair Value as of June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$9,490	$—	$9,490

	Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$6,413	$—	$6,413

The fair value of the Company's high quality investment grade corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not reclassify any investments between levels in the fair value hierarchy during the three and six months ended June 30, 2012.
Securities Available for Sale
Securities available-for-sale consist of investment grade corporate debt securities. The Company classifies all securities as available-for-sale and as current assets, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. It is not more likely than not that the Company will be required to sell its investments before recovery of their amortized costs. As of June 30, 2012 and December 31, 2011, none of the Company’s investments have been in an unrealized loss position for more than 12 months. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and include in interest income. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in other income within the condensed consolidated statements of comprehensive loss. The proceeds from the sales of available-for-sale securities and the realized gains and losses on these sales were minimal for the three and six months ending June 30, 2012 and 2011.
The following table sets forth the composition of securities available-for-sale as of June 30, 2012 and December 31, 2011 (in thousands):

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of June 30, 2012			Gains	Losses
Corporate debt securities	3 or less	$9,496	$24	$(30)	$9,490

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of December 31, 2011			Gains	Losses
Corporate debt securities	2 or less	$6,380	$33	$—	$6,413
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
The activities in the Company’s warranty reserve for the period ended June 30, 2012, and 2011 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$282	$372	$297	$378
Charges to Product cost of revenues	110	242	214	458
Applied to liability	(111)	(211)	(230)	(433)
Balance at end of period	$281	$403	$281	$403

Note 7. Segments
The Company’s reporting segments have been determined based on the nature of the products and services offered to customers or the nature of their function in the organization. The Company evaluates performance based on the operating income contributed by each segment. Segment results are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross profit by segment:
DIS	$2,469	$2,178	$4,781	$4,012
Product	1,212	1,816	2,572	3,502
Condensed Consolidated gross profit	$3,681	$3,994	$7,353	$7,514
Income (loss) from operations by segment:
DIS	$383	$(16)	$215	$(308)
Product	(1,289)	(270)	(2,403)	(623)
Condensed Consolidated loss from operations	$(906)	$(286)	$(2,188)	$(931)
Depreciation and amortization of tangible and intangible assets by segment:
DIS	$469	$821	$974	$1,692
Product	78	77	153	162
Condensed Consolidated depreciation and amortization	$547	$898	$1,127	$1,854

	As of June 30, 2012	As of December 31, 2011
Identifiable assets by segment:
DIS	$12,423	$12,789
Product	35,768	37,238
Condensed Consolidated assets	$48,191	$50,027

Note 8. Income Taxes
As of December 31, 2011, the Company had unrecognized tax benefits of approximately $1.6 million. There has been no significant change in unrecognized tax benefits through June 30, 2012. Included in the unrecognized tax benefits of $1.6 million at December 31, 2011 was $1.4 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate, subject to the valuation allowance. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to income tax examination by tax authorities for years prior to 2007; however, its net operating loss and research credit carry-forwards arising prior to that year are subject to adjustment. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of June 30, 2012 and December 31, 2011.
Note 9. Commitments and Contingencies
Stock Repurchase Program
On February 4, 2009, the Company’s board of directors authorized a stock buyback program to repurchase up to an aggregate of $2.0 million of its issued and outstanding common shares. The timing and extent of the repurchase depends upon market conditions, applicable legal requirements, and other factors. During the three and six months ended June 30, 2012, the Company repurchased 211,177 shares and 272,057 shares respectively of its common stock under the stock buyback program. Through June 30, 2012 the Company has repurchased 854,882 shares of its common stock at a cost of $1.6 million at a weighted average price of $1.91 per share.
Outstanding Letter of Credit
The Company has an outstanding letter of credit of $0.2 million to secure the Company’s performance under an insurance agreement.
Legal Matters
In the normal course of business, the Company has been, and will likely continue to be, subject to litigation or administrative proceedings incidental to its business, such as claims related to customer disputes, employment practices, wage and hour disputes, product liability, professional liability, commercial disputes, licensure restrictions or denials, and warranty or patent infringement. Responding to litigation or administrative proceedings, regardless of whether they have merit, can be expensive and disruptive to normal business operations. As litigation and the administrative proceedings are inherently uncertain, the Company cannot predict the outcome of such matters. While the ultimate outcome of litigation is always uncertain, the Company does not believe that any currently known matters will have a material adverse effect on its business or financial results.

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
Our Business Segments
We generate revenues within two primary operating segments: our DIS segment (our personnel and equipment service business) and our Product segment (the manufacture and sales of our medical diagnostic camera business and associated maintenance services).
Our DIS Segment. Through DIS, we offer a convenient and economically efficient imaging services program as an alternative to purchasing a gamma camera or ultrasound equipment or outsourcing the procedures to another physician or imaging center. For physicians who wish to perform nuclear imaging, echocardiography, vascular or general ultrasound tests, or any combination of these procedures in their offices, we provide the ability for them to engage our services, which includes the use of our imaging system, qualified personnel, and related items required to perform imaging in their own offices and bill Medicare, Medicaid or one of the third-party healthcare insurers directly for those services. These services are also used by large and small hospitals, multi-practice physician groups, and imaging centers. The flexibility of our products and our DIS service allows physicians to ensure continuity of care and convenience for their patients and allows them to retain revenue from procedures they would otherwise refer to imaging centers and hospitals. DIS services are primarily provided to cardiologists, internal medicine physicians, and family practice doctors who enter into annual contracts for a set number of days ranging from once per month to five times per week. We experience some seasonality in our DIS business related to vacations, holidays, and inclement weather. Most of the DIS business focuses on cardiac care with an increase in a combination of cardiac and general ultrasound imaging in recent months. Many of the physicians who use DIS services are reliant on reimbursements from Medicare and third-party insurers where there has been downward pressure and uncertainty due to factors outside the physicians’ control. The uncertainty created by the 2010 healthcare reform laws, Congress’ continued deferred action on the Sustainable Growth Rate reimbursement factor (which is part of the Relative Value Unit calculation of reimbursements for all medical codes) and other legislation has also impacted our business. These changes may require further modifications to our business model in order for our physician customers and us to maintain a viable economic model.
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
First Six Months of 2012 Financial Highlights
Our consolidated revenues were $25.7 million for the six months ended June 30, 2012, which represented a decrease of $2.7 million, or 9.7%, comparable to the prior year period. DIS revenue decreased $0.9 million, or 4.5%, primarily due to a reduction in the number of days we scanned for our physician customers. The number of scan days was reduced due to a consolidation in the number of scan days by our physician customers in response to reimbursement uncertainty in addition to other business factors such as physician pre-certification requirements making it more difficult for our physician customers to utilize our services. Product revenues for the six months ended June 30, 2012 decreased by $1.9 million, or 21.0%, compared to the prior year period, primarily due to a fewer number of new cameras sold to hospitals and cardiology practices. The increase in gross profit of our DIS segment was primarily attributable to lower radiopharmaceutical costs and improvement in operational performance primarily associated with the management of labor and equipment resources. The decrease in gross profit of our Product segment was primarily attributable to lower camera sales and product mix.
We realized a net loss of $2.2 million for the six months ended June 30, 2012, compared to a net loss of $0.6 million for the same six month period in 2011. This was a result of our decreased revenues coupled with our increased investment in market research and development with a focus on new innovative products.
Our DIS business currently operates in 19 states. For the six months ended June 30, 2012, DIS operated 62 nuclear gamma cameras and 66 ultrasound imaging systems, compared to 64 nuclear gamma cameras and 68 ultrasound imaging systems during the same period in the prior year. We seek to improve our overall profitability through more efficient utilization of our fleet of gamma cameras and ultrasound equipment. We measure efficiency by tracking system utilization, which is measured based on the percentage of days that our nuclear gamma cameras and ultrasound equipment are used to deliver services to customers out of the total number of days that they are available to deliver such services. System utilization decreased to 55.0% for the six months ended June 30, 2012, compared to 58.1% during the same period in the prior year, primarily due to fewer scan days as discussed above.

Results of Operations
The following table sets forth our results from operations expressed as percentages of revenues for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,
	2012	% of 2012 Revenues	2011	% of 2011 Revenues	Change from Prior Year
					Dollars	Percent
Revenues:
DIS	$9,377	73.8%	$9,950	69.8%	$(573)	(5.8)%
Product	3,333	26.2%	4,299	30.2%	(966)	(22.5)%
Total revenues	12,710	100%	14,249	100%	(1,539)	(10.8)%
Total cost of revenues	9,029	71.0%	10,255	72.0%	(1,226)	(12.0)%
Gross profit	3,681	29.0%	3,994	28.0%	(313)	(7.8)%
Operating expenses:
Research and development	1,047	8.2%	714	5.0%	333	46.6%
Marketing and sales	1,671	13.1%	1,617	11.3%	54	3.3%
General and administrative	1,811	14.2%	1,866	13.1%	(55)	(2.9)%
Amortization of intangible assets	58	0.5%	83	0.6%	(25)	(30.1)%
Restructuring gain	—	—%	—	—%	—	—%
Total operating expenses	4,587	36.0%	4,280	30.0%	307	7.2%
Loss from operations	(906)	(7.1)%	(286)	(2.0)%	(620)	216.8%
Total other income	15	0.1%	58	0.4%	(43)	(74.1)%
Net loss	$(891)	(7.0)%	$(228)	(1.6)%	$(663)	290.8%

	Six Months Ended June 30,
	2012	% of 2012 Revenues	2011	% of 2011 Revenues	Change from Prior Year
					Dollars	Percent
Revenues:
DIS	$18,666	72.7%	$19,546	68.8%	$(880)	(4.5)%
Product	7,014	27.3%	8,878	31.2%	(1,864)	(21.0)%
Total revenues	25,680	100%	28,424	100%	(2,744)	(9.7)%
Total cost of revenues	18,327	71.4%	20,910	73.6%	(2,583)	(12.4)%
Gross profit	7,353	28.6%	7,514	26.4%	(161)	(2.1)%
Operating expenses:
Research and development	1,943	7.6%	1,422	5.0%	521	36.6%
Marketing and sales	3,387	13.2%	3,041	10.7%	346	11.4%
General and administrative	4,075	15.9%	3,970	14.0%	105	2.6%
Amortization of intangible assets	136	0.5%	176	0.6%	(40)	(22.7)%
Restructuring gain	—	—%	(164)	(0.6)%	164	(100.0)%
Total operating expenses	9,541	37.2%	8,445	29.7%	1,096	13.0%
Loss from operations	(2,188)	(8.5)%	(931)	(3.3)%	(1,257)	135.0%
Total other income	29	0.1%	317	1.1%	(288)	(90.9)%
Net loss	$(2,159)	(8.4)%	$(614)	(2.2)%	$(1,545)	251.6%

Comparison of Three Months Ended June 30, 2012 and 2011
Revenues
Consolidated. Consolidated revenue was $12.7 million for the three months ended June 30, 2012, a decrease of $1.5 million, or 10.8%, compared to the prior year quarter, primarily as a result of a decrease in the number of camera sales in our Product business segment along with a lower number of imaging days in our DIS business. DIS revenue accounted for 73.8% of total revenues for 2012, compared to 69.8% for the prior year quarter. Although we expect our Product revenue to grow, we also expect our DIS revenue to continue to represent the larger percentage of our consolidated revenue.
DIS. Our DIS revenue was $9.4 million for the three months ended June 30, 2012, a decrease of $0.6 million, or 5.8%, compared to the prior year quarter. The decrease in 2012 resulted from a decrease in the number of imaging days we performed in 2012 due to the continued uncertainty in the health care market.
Product. Our Product revenue was $3.3 million for the three months ended June 30, 2012, a decrease of $1.0 million, or 22.5%, compared to the prior year quarter. The decrease in revenue resulted mainly from selling a fewer number of new gamma cameras as compared to the prior year quarter.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $3.7 million for the three months ended June 30, 2012, a decrease of $0.3 million, or 7.8%, compared to the prior year quarter. The decrease in consolidated gross profit is primarily the result of lower camera sales and fewer imaging days, offset by lower radiopharmaceutical costs and improvement in operational performance primarily associated with the management of labor and equipment resources. Consolidated gross profit as a percentage of revenue increased to 29.0% for the three months ended June 30, 2012 from 28.0% for the prior year quarter.
DIS. Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with the provision of services. Cost of DIS revenue was $6.9 million for the three months ended June 30, 2012, a decrease of $0.9 million, or 11.1%, compared to the prior year quarter. The decrease in cost of DIS revenue is primarily a result of decreased revenues plus lower radiopharmaceutical costs. DIS gross profit was $2.5 million for the three months ended June 30, 2012, an increase of $0.3 million, or 13.4%, from a gross profit of $2.2 million for the prior year quarter. DIS gross profit as a percentage of DIS revenue increased to 26.3% for the three months ended June 30, 2012 from 21.9% for the prior year quarter.
Product. Cost of Product revenue primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Cost of Product revenue was $2.1 million for the three months ended June 30, 2012, a decrease of $0.4 million , or 14.6%, compared to the prior year quarter. Product gross profit was $1.2 million for the three months ended June 30, 2012, a decrease of $0.6 million, or 33.3%, compared to the prior year period. Product gross profit as a percentage of Product revenue was 36.4% for the three months ended June 30, 2012, compared to 42.2% for the prior year quarter. The reduction in gross profit was primarily due to lower camera sales.
Operating Expenses
Research and Development. Research and development expenses are the costs associated with the design, development and expand upon our existing technology, and consist of salaries, development material costs, facility and overhead costs, consulting fees, and non-recurring engineering costs. We continue to invest in research and development with a focus on innovation as we seek to improve our existing technology. Research and development expenses were $1.0 million for the three months ended June 30, 2012, an increase of $0.3 million from the prior year quarter mainly due to initiatives to explore and develop new products and technologies. Research and development expenses were 31.4% of Product revenue for the three months ended June 30, 2012 compared to 16.6% in the prior year quarter, mainly due to a decrease in Product revenue of $1.0 million. We plan to continue investing in our technology platform to penetrate new and existing market segments and attract new customers.
Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and trade show costs. Marketing and sales expenses were $1.7 million for the three months ended June 30, 2012, an increase of $0.1 million, or 3.3%, compared to the prior year quarter, primarily as a result of the addition of strategic marketing personnel and lead generation costs. Marketing and sales expenses as a percentage of total revenues were 13.1% and 11.3% for the three months ended June 30, 2012 and 2011, respectively.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology and executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $1.8 million for the three months ended June 30, 2012, a decrease of $0.1 million, or 2.9%, compared to the prior year quarter. This decrease is primarily the result of lower payroll related cost that were offset by an increase in legal fees. General and administrative expenses were 14.2% of total revenue for the three months ended June 30, 2012 compared to 13.1% for the prior year quarter.

Comparison of Six Months Ended June 30, 2012 and 2011

Revenues
Consolidated. Consolidated revenue was $25.7 million for six months ended June 30, 2012, a decrease of $2.7 million, or 9.7%, compared to the prior year, primarily as a result of a decrease in revenue from our Product segment from lower camera sales, coupled with a decline in DIS segment revenue due to fewer days of service. DIS revenue accounted for 72.7% of total revenues for 2012, compared to 68.8% for the prior year. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue.

DIS. Our DIS revenue was $18.7 million for the six months ended June 30, 2012, a decrease of $0.9 million, or 4.5%, compared to the prior year. The decrease resulted from a reduction in the number of days our physician customers utilized our imaging services.

Product. Our Product revenue was $7.0 million for the six months ended June 30, 2012, a decrease of $1.9 million, or 21.0%, compared to the prior year. The decrease in revenue was primarily due to lower cameras sales and product mix.

Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $7.4 million for the six months ended June 30, 2012, a decrease of $0.2 million, or 2.1%, compared to the prior year. The decrease in consolidated gross profit is primarily the result of fewer camera sales and a change in product mix partially offset by improving gross margins in DIS due to lower radiophamaceutical costs during the six months ended June 30, 2012. Consolidated gross profit as a percentage of revenue increased to 28.6% for the six months ended June 30, 2012 from 26.4% for the prior year.

DIS. Cost of DIS revenue consists primarily of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with the provision of services. Cost of DIS revenue was $13.9 million for the six months ended June 30, 2012, a decrease of $1.6 million, or 10.6%, compared to the prior year. The decrease in cost of DIS revenue is primarily a result of decreased expenses from fewer scans and also from more efficient utilization of labor and equipment. DIS gross profit was $4.8 million for the six months ended June 30, 2012, which represents an increase of $0.8 million, or 19.2%, from a gross profit of $4.0 million for the prior year. DIS gross profit as a percentage of DIS revenue increased to 25.6% for the six months ended June 30, 2012 from 20.5% for the prior year due to improvement in operational performance primarily associated with the management of labor and equipment resources.

Product. Cost of Product revenue primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Cost of revenues for the Product segment was $4.4 million for the six months ended June 30, 2012, a decrease of $0.9 million, or 17.4%, compared to the prior year. The decrease in cost of Product revenue is primarily a result of lower camera sales. Product gross profit was $2.6 million for the six months ended June 30, 2012, a decrease of $0.9 million, or 26.6%, compared to the prior year period. Product gross profit as a percentage of Product revenue decreased to 36.7% for the six months ended June 30, 2012 compared to 39.4% for the prior year, primarily due product mix.

Operating Expenses
Research and Development. Research and development expenses are the costs associated with the design, development and enhancement of our products, and consist of salaries, development material costs, facility and overhead costs, consulting fees, and non-recurring engineering costs. We continue to invest in research and development with a focus on innovation as we seek to improve our existing technology. Research and development expenses were $1.9 million for the six months ended June 30, 2012, an increase of $0.5 million, or 36.6%, compared to the prior year mainly due to initiatives to explore and develop new products and technologies. Research and development expenses were 27.7% of Product revenue for the six months ended June 30, 2012 compared to 16.0% in the prior year. We plan to continue investing in our technology platform to penetrate new and existing market segments, support new product introductions and attract new customers.

Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and trade show costs. Marketing and sales expenses were $3.4 million for the six months ended June 30, 2012, an increase of $0.3 million, or 11.4%, compared to the prior year, primarily as a result of exploring new markets that will allow us to diversify our current customer base. Marketing and sales expenses as a percentage of total revenues were 13.2% compared to 10.7% for the six months ended June 30, 2012 and 2011, respectively.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology and executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $4.1 million for the six months ended June 30, 2012, an increase of $0.1 million, or 2.6%, compared to the prior year. This increase is primarily the result of higher legal and consulting services compared to the prior year period. General and administrative expenses were 15.9% of total revenue for the six months ended June 30, 2012 compared to 14.0% for the prior year.

Restructuring Gain. In 2009, we financed a note receivable related to certain assets that we sold as part of our restructuring efforts. We fully reserved the note at that time. The buyer subsequently paid the note in full and we recognized a $0.2 million gain on the transaction in the first quarter of 2011.

Liquidity and Capital Resources
We require working capital principally to finance accounts receivable and inventory and for capital expenditures. Our working capital requirements vary from period to period depending on several factors, including our manufacturing volumes, the timing of our deliveries and the payment cycles of our customers. Our capital expenditures consist primarily relate to purchases of ultrasound equipment, manufacturing equipment and computer hardware and software to support our people and our customers.
As of June 30, 2012, we had cash, cash equivalents and securities available-for-sale of $28.5 million. We currently invest our cash reserves in money market accounts and corporate debt securities. Based upon our current level of expenditures, we believe our current working capital, together with cash flows from operating activities, will be more than adequate to meet our anticipated cash requirements for working capital, and capital expenditures for at least the next 12 months.
Cash Flows
The following table shows cash flow information for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash provided by (used in) operating activities	$(1,139)	$1,370
Net cash used in investing activities	(3,515)	(12,439)
Net cash used in financing activities	(342)	(21)
Operating Activities
Net cash used in operating activities increased $2.5 million, for the six months ended June 30, 2012 compared to the prior year period. This increase was primarily attributable to our greater net loss.
Investing Activities
Net cash used in investing activities decreased $8.9 million, for the six months ended June 30, 2012 compared to the prior year period. This decrease was primarily attributable to decreased purchases and increased sales and maturities of securities available-for-sale during the six months ended June 30, 2012.
Financing Activities
Net cash used in financing activities increased by $0.3 million for the six months ended June 30, 2012 compared to the prior year period. This increase is attributable to our repurchase of $0.6 million of our common stock under the stock repurchase plan partially offset by cash received from issuance of stock of $0.3 million during the six months ended June 30, 2012.

Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition and inventory valuation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Our accounting policies are the same as those described in the critical accounting policies in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2012.

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
As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer, who is our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
In the normal course of business, we have been, and will likely continue to be, subject to litigation or administrative proceedings incidental to our business, such as claims related to customer disputes, employment practices, wage and hour disputes, product liability, professional liability, commercial and contract disputes, licensure restrictions or denials, and warranty or patent infringement. Responding to litigation or administrative proceedings, regardless of whether they have merit, can be expensive and disruptive to normal business operations. As litigation and the administrative proceedings are inherently uncertain, we cannot predict the outcome of such matters. While the ultimate outcome of litigation is always uncertain, we do not believe that any currently known matters will have a material adverse effect on our business or financial results.

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

•
changes to the risk factor below entitled “Our manufacturing operations are highly dependent upon the availability of certain third-party suppliers, thereby making us vulnerable to supply problems that could harm our business,” which has been updated to reflect recent developments with one of our sole suppliers of a key component of our gamma cameras.

Risks Related to Our Business and Industry
Our revenues may decline further due to reductions in Medicare reimbursement rates.
The success of our business is largely dependent upon our medical professional customers' ability to provide diagnostic imaging care to their patients in an economically sustainable manner, either through the purchase of our imaging systems or using our services, or both. Our customers are directly impacted by changes (decreases and increases) in governmental and private payor reimbursements for diagnostic imaging. Although we are not directly impacted by changes in reimbursements, we make every effort to act as business partners with our physician customers, e.g., in 2010, we proactively adjusted the fair market value of our imaging services rate down due to the dramatic reimbursement declines that our customers faced from the Centers for Medicare & Medicaid Services. Although Medicare/Medicaid reimbursement for the imaging modalities that we offer increased slightly in 2011 in the physician office setting, this occurred only after significant declines in ultrasound and nuclear reimbursements. Reimbursements remain a source of concern for our customers and downward pressure on reimbursements cause greater pricing pressure on our lease services and influences the buying decisions of our individual physician Product customers. Although the gap is closing, hospital reimbursements remain higher than in-office reimbursements. Our newer Product business segment's imaging systems are targeted to serve the hospital market. Only a small portion of our DIS business segment operates in the hospital market.
Further reductions in reimbursements could significantly impact the viability of in-office imaging performed by independent physicians. The uncertainty surrounding this issue and the historical decline in reimbursements has resulted in cancellations of imaging days in our imaging services business and the delay of purchase and service decisions by our existing and prospective customers in our Product business segment. Additional declines in Medicare/Medicaid reimbursement for our relevant diagnostic imaging modalities are possible due to many factors, including but not limited to the threatened implementation of the federal sustainable growth factor (SGR). The SGR is part of the relative value unit (RVU), a formula that was enacted by Congress as part of the Balanced Budget Act of 1997 to control the cost of the Medicare program. It applies to all health services paid for by Medicare, not just diagnostic imaging. The application of the SGR has been delayed by Congress for many years and most recently. If Congress allows the SGR to go into effect in 2012, all Medicare codes could incur a reimbursement reduction of approximately 27%. Congressional leadership has continually stated that they will address this issue; however, to date this has not been done. There is no assurance that the issue will be timely or favorably resolved, and if not favorably resolved, it could have a material adverse impact on our business.
Our revenues may decline further due to changes in diagnostic imaging regulations and use of third parties by private payors to drive down imaging volumes.
Nuclear medicine is a “designated health service” under the federal physician self-referral prohibition law known as the “Stark Law,” which states that a physician may not refer designated health services to an entity with which the physician or an immediate family member has a financial relationship, unless a statutory exception applies. Our business model and service agreements are structured to enable our physician customers to meet the statutory in-office ancillary services (IOAS) exception to the Stark Law allowing them to perform nuclear diagnostic imaging services on their patients in the convenience of their own office. From time-to-time, the Centers for Medicare and Medicaid Services and Congress have proposed to modify the IOAS to further limit or eliminate this exception. Various lobbying organizations are pushing for, and the Medicare Payment Advisory Commission (MedPAC) is actively discussing, limiting the availability of the IOAS exception in order to reduce federal healthcare costs. The outcome of these efforts and discussions is uncertain at this time; however, the limitation or elimination of the IOAS exception could significantly impact our DIS business segment as currently structured.

Our customers who perform imaging services in their office also experience the continuing efforts by some private insurance companies to reduce healthcare expenditures by hiring radiology benefit managers to help them manage and limit imaging. The federal government has also set aside monies in the 2009 recession recovery acts to hire radiology benefit managers to provide image management services to Medicare/Medicaid and MedPAC has recommended and the Centers for Medicare & Medicaid Services has proposed legislation requiring Medicare physicians who engage in a relatively high volume of medical imaging be required to obtain pre-authorization through a radiology benefit manager. A radiology benefit manager is an unregulated entity that performs various functions for private payors and managed care organizations. Radiology benefit manager activities can include pre-authorization for imaging procedures, setting and enforcing standards approving which contracted physicians can perform the services, such as requiring even the most experienced and highly qualified cardiologists to obtain additional board certifications or interfering with the financial decision of the private practitioner by requiring them to own their own imaging system and not allowing them to lease the system. The radiology benefit managers often do not provide written documentation of their decisions or an appeals process, leaving leasing physicians unable to challenge their decisions with the carrier or the state insurance department. Some efforts are being made to address certain radiology benefit manager issues, for example, the New York State Attorney General recently entered into a settlement requiring a radiology benefit manager (based and operating in New York State) to buy out its owners in the state who own imaging centers because it created a conflict of interest in their decisions to deny authorization for competing physicians to provide imaging services; and, New York is requiring the radiology benefit manager to establish an appeals process. However, unregulated radiology benefit manager activities have and could continue to adversely affect our physician customers' ability to receive reimbursement, therefore impacting our customers' decision to utilize our DIS imaging services.
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
In late 2010, the sole supplier of a key component of our new ergo™ gamma camera ceased production of a critical component. We had a limited supply of that key component and worked hard with several suppliers, who subsequently successfully provided the component. We are working with our new suppliers to improve the yield, cost and efficiency of the key component, which efforts are expected to continue through 2012. The process to qualify a supplier for this key component is long, complex and costly. If the key component is not available when we need it, it could adversely impact our production capability and therefore negatively impact our financial condition. Furthermore, lower yields on the manufacturing of the key component that we do receive from our suppliers can have a negative impact on our financial condition through higher purchase price variances, which impact current period gross margins.
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

Our business is not widely diversified.
Although we have a strategic initiative to expand our product line into general nuclear imaging with our ergo™ imaging system, which is primarily geared toward the hospital marketplace, historically, we have sold our products and imaging services and personnel primarily into the cardiac nuclear and ultrasound imaging private practice and in-office markets. We may not be able to leverage our assets and technology to diversify our products and services in order to generate revenue beyond the cardiac nuclear and ultrasound imaging private practice markets. If we are unable to diversify our product and service offerings, our financial condition may suffer.
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
We have historically experienced seasonality in our imaging services business, and recent volatility due to the changing health care environment, the variable supply of radiopharmaceuticals, and the downturn in the U.S. economy. While our physicians are obligated to pay us for imaging days to which they have committed, our contracts permit some flexibility in scheduling when services are to be performed. We cannot predict with certainty the degree to which seasonal circumstances such as the summer slowdown, winter holiday vacations and weather conditions may affect the results of our operations. We have also experienced fluctuations in demand of our cardiac nuclear gamma cameras due to economic conditions, capital budget availability, or other financial or business reasons. In addition, due to the way that customers in our target markets acquire our products, a large percentage of our camera orders are booked during the last month of each quarterly accounting period. As such, a delivery delay of only a few days may significantly impact quarter-to-quarter comparisons of our results of operations. Moreover, the sales cycle in our Product segment for cameras is typically lengthy, particularly with our recent entry into the hospital market, which may cause us to experience significant revenue fluctuations. For these reasons, quarterly and annual sales and operating results may vary in the future. Therefore, period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.
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
We are directly, or indirectly through our physician customers, subject to extensive regulation by both the federal government and the states in which we conduct our business, including: the federal Medicare and Medicaid anti-kickback laws and other Medicare laws, regulations, rules, manual provisions, and policies that prescribe requirements for coverage and payment for services performed by us and our physician customers; the federal False Claims statutes; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended in 2009 under the HITECH Act that places direct legal obligations and higher liability on us with respect to the security and handling of personal health information; the Stark

Law; the federal Food, Drug and Cosmetic Act; federal and state radioactive materials laws; state food and drug and pharmacy laws and regulations; state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians; state scope-of-practice laws; and federal rules prohibiting the mark-up of diagnostic tests to Medicare under certain circumstances. If our physician customers are unable or unwilling to comply with these statutes, regulations, rules, and policies, utilization rates of our services and products could decline and our business could be harmed. Additionally, new government mandates will require us to provide a certain baseline of health benefits and premium contribution for our employees and their families or pay governmental penalties. Some of these costs are not tax deductible. We have opted to provide this coverage to our employee base in order to maintain retention of qualified medical technicians and other professionals rather than plan to pay penalties to the government. Either option will result in additional costs to us and could negatively impact our cash reserves.
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
Our manufacturing operations, research and development activities and executive offices are located in a single facility in Poway, California, near known fire areas and earthquake fault zones. Future natural disasters could cause substantial delays in our Product operations, damage to our manufacturing equipment, research and development efforts and inventory, and cause us to incur additional expenses. Although we have taken precautions to insure our facilities and continuing operations, as well as provide for offsite back-up of our information systems, this may not be adequate to cover our losses in any particular case. A disaster could significantly harm our business and results of operations.
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

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Issuer purchases of equity securities during the second quarter of fiscal 2012 were:

	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2012 — April 30, 2012	—	$—	—	$—
May 1, 2012 — May 31, 2012	202,100	2.25	845,805	385,904
June 1, 2012 — June 30, 2012	9,077	2.23	854,882	364,834
As of June 30, 2012:	211,177		854,882	$364,834

(1)    On February 4, 2009, our Board of Directors approved a stock repurchase program whereby we may, from time to time, purchase up to $2.0 million worth of our common stock in the open market, in privately negotiated transactions or otherwise, at prices that we deem appropriate. The plan has no expiration date. The timing of stock repurchases and the number of shares of common stock to be repurchased has been and will be made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The timing and extent of the repurchase will depend upon market conditions, applicable legal and contractual requirements, and other factors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURE
Not applicable

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation.

3.2(2)	Restated Bylaws.

4.1(3)	Form of Specimen Stock Certificate.

4.2(4)	Amended and Restated Investors’ Rights Agreement, by and among, Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended.

10.1	Letter Agreement. †

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

†	The exhibit was previously filed as an exhibit to the company's current report on form 8-K on July 3, 2012, and is incorporated herein by reference.

(*)	Filed herewith.

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

DIGIRAD CORPORATION

Date:	July 25, 2012	By:	/s/ TODD P. CLYDE
Todd P. Clyde President and Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)