Form 10-Q
period 2012-09-30
DIGIRAD CORP
filed 2012-11-01
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
FORM 10-Q
 __________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒
As of October 22, 2012, the registrant had 20,218,089 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGIRAD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,343	$24,039
Securities available-for-sale	8,826	6,413
Accounts receivable, net	6,864	6,320
Inventories, net	6,573	6,178
Other current assets	722	855
Restricted cash	244	194
Total current assets	41,572	43,999
Property and equipment, net	5,148	5,367
Intangible assets, net	293	477
Goodwill	184	184
Total assets	$47,197	$50,027
Liabilities and stockholders’ equity
Accounts payable	$1,906	$1,330
Accrued compensation	2,736	2,291
Accrued warranty	226	297
Deferred revenue	1,748	2,099
Other accrued liabilities	2,263	2,397
Total current liabilities	8,879	8,414
Deferred rent	164	126
Total liabilities	9,043	8,540
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 19,102,037 and 18,901,160 shares issued and outstanding (net of treasury shares) at September 30, 2012 and December 31, 2011, respectively	2	2
Treasury stock, at cost; 1,073,641 and 582,825 shares at September 30, 2012 and December 31, 2011, respectively	(2,087)	(1,058)
Additional paid-in capital	156,472	155,704
Accumulated other comprehensive income	26	33
Accumulated deficit	(116,259)	(113,194)
Total stockholders’ equity	38,154	41,487
Total liabilities and stockholders’ equity	$47,197	$50,027
See accompanying notes to unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
DIS	$8,856	$9,293	$27,522	$28,839
Product	2,961	4,146	9,975	13,024
Total revenues	11,817	13,439	37,497	41,863
Cost of revenues:
DIS	6,880	7,048	20,765	22,582
Product	1,808	2,241	6,250	7,617
Total cost of revenues	8,688	9,289	27,015	30,199
Gross profit	3,129	4,150	10,482	11,664
Operating expenses:
Research and development	1,055	702	2,998	2,124
Marketing and sales	1,348	1,575	4,735	4,616
General and administrative	1,744	1,848	5,820	5,818
Amortization of intangible assets	49	77	184	253
Restructuring gain	—	—	—	(164)
Total operating expenses	4,196	4,202	13,737	12,647
Loss from operations	(1,067)	(52)	(3,255)	(983)
Other income (expense):
Interest income	28	105	82	385
Interest expense	(2)	—	(3)	(20)
Other income	135	46	111	103
Total other income	161	151	190	468
Net Income (loss)	$(906)	$99	$(3,065)	$(515)
Net income (loss) per common share – basic and diluted	$(0.05)	$0.01	$(0.16)	$(0.03)
Weighted average shares outstanding – basic	19,263	19,086	19,273	19,005
Weighted average shares outstanding – diluted	19,263	19,714	19,273	19,005

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	32	(137)	26	(338)
Total other comprehensive income (loss)	32	(137)	26	(338)
Comprehensive loss	$(874)	$(38)	$(3,039)	$(853)
See accompanying notes to unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(3,065)	$(515)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,466	2,223
Amortization of intangible assets	184	253
Provision for bad debt	(17)	(6)
Stock-based compensation	471	612
Gain on disposal of assets	(48)	(99)
Amortization of premiums on investments (accretion of discounts), on securities available-for-sale	103	(68)
Changes in operating assets and liabilities:
Accounts receivable	(527)	436
Inventories	(777)	(736)
Other assets	133	(19)
Accounts payable	576	(206)
Accrued compensation	445	815
Deferred revenue	(351)	(516)
Other accrued liabilities	(167)	(140)
Restricted cash	(50)	—
Net cash provided by (used in) operating activities	(1,624)	2,034
Investing activities
Purchases of property and equipment	(880)	(594)
Proceeds from sale of property and equipment	63	156
Purchases of securities available-for-sale	(4,887)	(13,113)
Sales and maturities of securities available-for-sale	2,365	1,250
Net cash used in investing activities	(3,339)	(12,301)
Financing activities
Issuances of common stock	296	111
Repurchases of common stock	(1,029)	—
Repayment of obligations under capital leases	—	(45)
Net cash provided by (used in) financing activities	(733)	66
Net decrease in cash and cash equivalents	(5,696)	(10,201)
Cash and cash equivalents at beginning of period	24,039	20,459
Cash and cash equivalents at end of period	$18,343	$10,258
See accompanying notes to unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company
Digirad Corporation (“Digirad”), a Delaware corporation, is a leading developer and manufacturer of medical diagnostic imaging systems including solid-state gamma cameras for nuclear cardiology and general nuclear medicine applications. Digirad is also one of the largest national providers of in-office nuclear cardiology imaging and ultrasound services to physician practices, hospitals and imaging centers through its Digirad Imaging Solutions (“DIS”) division. Digirad has two reportable segments, DIS and Product which are collectively referred to herein as the “Company.” The accompanying condensed consolidated financial statements include the operations of both segments. Intercompany accounts and transactions are accounted for at cost and have been eliminated in consolidation. Substantially all of the Company’s revenue arises from sales activity in the United States. Through DIS, the Company provides in-office imaging services to physicians, offering certified personnel, required licensure, an imaging system and other support and supplies for the performance of nuclear and ultrasound imaging procedures under the supervision of its physician customers. DIS physician customers enter into annual contracts for imaging services generally delivered on a per-day basis. The Company’s Product segment sells solid-state gamma cameras for nuclear cardiology and general nuclear medicine applications and provides camera service and maintenance.
Note 2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 17, 2012.

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
Revenue Recognition
The Company derives revenue primarily from providing in-office services to support the performance of cardiac diagnostic imaging procedures and from selling and servicing solid-state digital gamma cameras. The Company recognizes revenue in accordance with the authoritative guidance for revenue recognition when all of the following four criteria are met: (i) a contract or sales arrangement exists; (ii) products have been shipped and title has transferred or services have been rendered; (iii) the price of the products or services is fixed or determinable; and (iv) collectability is reasonably assured. The timing of revenue recognition is based upon factors such as passage of title and risk of loss, the need for installation, and customer acceptance. These factors are based on the specific terms of each contract or sales arrangement.
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
Share-Based Compensation
The Company accounts for share-based awards exchanged for services in accordance with the authoritative guidance for share-based payments. Under this guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value-based measurement of the award, and is recognized as expense, net of estimated forfeitures, over the requisite service period.
Total share-based compensation expense related to all of the Company’s share-based awards for the three and nine months ended September 30, 2012 and 2011 was allocated in the condensed consolidated statements of comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenues:
DIS	$2	$3	$5	$11
Product	20	23	62	76
Research and development	20	20	59	63
Marketing and sales	34	22	100	87
General and administrative	68	121	245	375
Share-based compensation expense	$144	$189	$471	$612
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

On May 12, 2011 the FASB issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" (ASU 2011-04). This update amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011. The Company adopted this guidance beginning on January 1, 2012. The adoption of this guidance did not have a material effect on the Company's financial condition or results of operations.

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
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$(906)	$99	$(3,065)	$(515)
Denominator:
Weighted average shares outstanding - basic	19,263	19,086	19,273	19,005
Dilutive potential common stock outstanding :
Stock options	—	577	—	—
Restricted stock units	—	51	—	—
Weighted average shares outstanding - diluted	19,263	19,714	19,273	19,005
Net income (loss) per common share - basic and diluted	$(0.05)	$0.01	$(0.16)	$(0.03)

The following weighted average outstanding common stock equivalents were not included in the calculation of diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	331	577	412	571
Restricted stock units	22	51	24	63
Total	353	628	436	634

Note 4. Supplementary Balance Sheet Information (in thousands):

	September 30, 2012	December 31, 2011
Inventories, net:
Raw materials	$2,694	$2,899
Work-in-process	2,545	2,665
Finished goods	2,750	2,207
	7,989	7,771
Less reserve for excess and obsolete inventories	(1,416)	(1,593)
	$6,573	$6,178
Property and equipment, net:
Machinery and equipment	$22,566	$21,684
Computer hardware and software	2,817	2,712
Leasehold improvements	857	813
	26,240	25,209
Accumulated depreciation	(21,092)	(19,842)
	$5,148	$5,367
Intangible assets, net:
Customer relationships	$2,600	$2,600
Covenants not to compete	300	300
Patents	141	141
	3,041	3,041
Accumulated amortization of customer relationships	(2,356)	(2,201)
Accumulated amortization of covenants not to compete	(300)	(280)
Accumulated amortization of patents	(92)	(83)
	$293	$477
Other accrued liabilities:
Sales and property taxes payable	$401	$473
Radiopharmaceuticals and consumable medical supplies	572	243
Professional fees	314	293
Outside services and consulting	310	836
Facilities and related costs	139	129
Travel expenses	100	110
Other accrued liabilities	427	313
	$2,263	$2,397
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

As required by the authoritative guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management's assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s assets that were recorded at fair value as of September 30, 2012 and December 31, 2011 (in thousands).

	Fair Value as of September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$8,826	$—	$8,826

	Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$6,413	$—	$6,413

The fair value of the Company's high quality investment grade corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not reclassify any investments between levels in the fair value hierarchy during the three and nine months ended September 30, 2012.
Securities Available for Sale
Securities available-for-sale consist of investment grade corporate debt securities. The Company classifies all securities as available-for-sale and as current assets, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. It is more likely than not that the Company will be required to sell its investments before recovery of their amortized costs. As of September 30, 2012 and December 31, 2011, none of the Company’s investments have been in an unrealized loss position for more than 12 months. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and included in interest income. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in other income (expense) within the condensed consolidated statements of comprehensive loss. The realized gains and losses on these sales were minimal for the three and nine months ending September 30, 2012 and 2011.
The following table sets forth the composition of securities available-for-sale as of September 30, 2012 and

December 31, 2011 (in thousands):

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of September 30, 2012			Gains	Losses
Corporate debt securities	3 or less	$8,800	$29	$(3)	$8,826

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of December 31, 2011			Gains	Losses
Corporate debt securities	2 or less	$6,380	$33	$—	$6,413
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
The activities in the Company’s warranty reserve for the three and nine months ended September 30, 2012, and 2011 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$281	$403	$297	$378
Charges to Product cost of revenues	81	223	294	682
Applied to liability	(136)	(221)	(365)	(655)
Balance at end of period	$226	$405	$226	$405

Note 7. Segments
The Company’s reporting segments have been determined based on the nature of the products, services offered to customers and the nature of their function in the organization. The Company evaluates performance based on the operating income contributed by each segment. Segment results are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross profit by segment:
DIS	$1,976	$2,245	$6,757	$6,257
Product	1,153	1,905	3,725	5,407
Condensed consolidated gross profit	$3,129	$4,150	$10,482	$11,664
Income (loss) from operations by segment:
DIS	$12	$43	$227	$(266)
Product	(1,079)	(95)	(3,482)	(717)
Condensed consolidated loss from operations	$(1,067)	$(52)	$(3,255)	$(983)
Depreciation and amortization of tangible and intangible assets by segment:
DIS	$440	$527	$1,414	$2,219
Product	84	95	236	257
Condensed consolidated depreciation and amortization	$524	$622	$1,650	$2,476

	As of September 30, 2012	As of December 31, 2011
Identifiable assets by segment:
DIS	$11,436	$12,789
Product	35,761	37,238
Condensed Consolidated assets	$47,197	$50,027

Note 8. Income Taxes
As of December 31, 2011, the Company had unrecognized tax benefits of approximately $1.6 million. Included in the unrecognized tax benefits of $1.6 million at December 31, 2011 was $1.4 million of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate, subject to the valuation allowance. During the quarter ended September 30, 2012, the Company recorded a $0.1 million tax benefit due to the lapsing of the statute of limitation relating to a previously unrecognized uncertain tax position. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.
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
Note 9. Commitments and Contingencies
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

Note 10. Stock Buyback Program
Stock Repurchase Program
On September 18, 2012, the Company amended its stock buyback program, originally adopted in February 2009, to permit an additional $2 million of the Company's issued and outstanding common shares to be repurchased. As amended, the stock buyback program permits the Company to purchase an aggregate of $4 million of its common stock. The timing of stock repurchases and the number of shares of common stock to be repurchased are in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The timing and extent of the repurchase depends upon market conditions, applicable legal and contractual requirements, and other factors. During the three and nine months ended September 30, 2012, the Company repurchased 218,759 and 490,816 shares respectively of its common stock under the buyback program. Cumulatively through September 30, 2012 the Company has repurchased 1,073,641 shares of its common stock at a cost of $2.09 million at a weighted average price of $1.92 per share under the stock repurchase program.

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
This report contains various forward-looking statements regarding our business, financial condition, results of operations and future plans and projects. Forward-looking statements discuss matters that are not historical facts and can be identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates,” “can,” “could,” “may,” “will,” “would,” “might,” or similar expressions. In this report, for example, we make forward-looking statements regarding, among other things, our expectations about the rate of revenue growth in specific business segments and the reasons for that growth and our profitability, our expectations regarding an increase in sales, strategic traction and marketing and sales spending, uncertainties relating to our ability to compete, uncertainties relating to our ability to increase our market share, changes in coverage and reimbursement policies of the Center for Medicare and Medicaid Services along with third-party payers and the effect on our ability to sell our products and services, our ability to timely develop new products or services that will be accepted by the market, competition from alternative imaging modalities, declining average selling prices for our Product offerings, supplies of radiopharmaceuticals, and the profitability of our business.
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
Our Product Segment. Our Product revenue results primarily from selling solid-state gamma cameras and camera maintenance contracts. We sell our imaging systems to physician offices, hospitals and imaging centers primarily in the United States, although we have sold a small number of imaging systems internationally. The central component of our nuclear camera is the detector and it ultimately determines the overall clinical quality of the image our camera produces. Our nuclear cameras feature detectors based on advanced proprietary solid-state technology developed by us. Solid-state systems have a number of benefits over conventional photomultiplier tube-based camera designs typically offered by our competitors. Our solid-state technology systems are typically lighter and considerably more compact than most traditional nuclear systems, making them far easier and less costly to build, as well as very reliable. Our solid-state technology provides us with the capability to market and manufacture a diverse family of high-performance dedicated cardiac and general-purpose cameras that offer a number of economic, service and performance benefits over traditional PMT-based camera systems. We recently introduced our first general imaging camera called the ergo TM, which is targeted to hospital customers. Prior to that, we introduced a new product called the Cardius ® X-ACT camera, which is a rapid cardiac SPECT/VCT imager. The Cardius ® X-ACT camera is also positioned more toward the hospital and larger cardiology practices.
Our Market
The target market for our products and services includes cardiologists, internal medicine physicians, family practice physicians, imaging centers and hospitals in the United States that perform or could perform nuclear cardiac, general nuclear and ultrasound procedures. We provide imaging services through DIS to more than 1,100 physicians and physician groups, and have sold over 700 cameras through our Product segment. More than half of our DIS nuclear and ultrasound imaging customers are internal medicine physicians or other primary care practitioners, and the remainder are primarily cardiologists. Our market has been negatively affected by lower physician reimbursements from the Center for Medicare and Medicaid Services (CMS) and third party providers for the codes under which our physician customers bill for our services, pricing pressures, decreases in radiopharmaceutical isotope supplies and continuing efforts by some third party payers to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications. We have been addressing and will continue to address these market pressures by introducing new products, modifying our DIS business model, and assisting our physician customers in complying with new regulations and requirements.
Trends and Drivers
The medical device industry, including the market for nuclear and ultrasound imaging systems and services, is highly competitive. Our business continues to be affected by many factors, including healthcare reimbursement rates for cardiac imaging procedures, competition from alternative imaging modalities such as positron emission tomography (PET) and computed tomography (CT) angiography, competition from other small owner-operated mobile nuclear imaging providers, declining average selling prices for our product offerings and general uncertainty in the healthcare marketplace. We continue to experience significant market changes due to the fluctuations in reimbursement rates and the uncertainty of healthcare legislation. We also continue to experience a low demand for our cameras, partially due to very limited hospital and physician group capital budgets and the general low economic recovery rate. We expect most of these trends to continue in the foreseeable future.

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
In our Product segment, we continue to build on past Product segment achievements by introducing new single photon emission computed tomography, or SPECT, products targeted specifically at the larger physician practices and hospital marketplace. The most widely used imaging acquisition technology utilizing gamma cameras is single SPECT, and all of our current cardiac gamma cameras employ SPECT methodology. Although the National Electrical Manufactures Association has reported that the dedicated cardiac nuclear market has declined by approximately 70 percent since 2005, according to industry sources (despite the improving image quality and increasing utilization rates of competing modalities such as CT, PET, and MRI, and diagnostic procedures such as CT angiography), SPECT procedures performed with gamma cameras will continue to be used for a substantial number of cardiac-specific imaging procedures. We believe continued utilization will be driven by patients having easier access to nuclear medicine services at physicians’ offices, lower purchase and maintenance costs, a smaller physical footprint, and easier service logistics of gamma cameras. In an emerging trend in cardiology, SPECT technologies are being integrated with other imaging modalities to form hybrid imaging modalities, such as SPECT/CT, resulting in improved clinical quality and diagnostic certainty. We are also seeking other market opportunities to expand the use of our technology. We believe that our product mix will begin to reflect more ergo general purpose portable imaging system sales as we penetrate the hospital marketplace. Although the hospital sales cycles tend to be longer than the in-office market sales cycles, we have already sold and installed several ergo imaging systems into leading U.S. hospitals and expect that trend to continue.
Nine Months of 2012 Financial Highlights
Our consolidated revenues were $37.5 million for the nine months ended September 30, 2012, which represented a decrease of $4.4 million, or 10.4%, compared to the prior year period. DIS revenue decreased $1.3 million, or 4.6%, primarily due to a reduction in the number of days we scanned for our physician customers. The number of scan days was reduced due to a consolidation in the number of scan days by our physician customers in response to reimbursement uncertainty, in addition to other business factors such as physician pre-certification requirements, making it more difficult for our physician customers to utilize our services. Product revenues for the nine months ended September 30, 2012 decreased by $3.0 million, or 23.4%, compared to the prior year period, primarily due to a fewer number of new cameras sold to hospitals and cardiology practices. The increase in gross profit of our DIS segment was primarily attributable to lower radiopharmaceutical costs and improvement in operational performance, primarily associated with the management of labor and equipment resources. The decrease in gross profit of our Product segment was primarily attributable to lower camera sales and product mix.
We realized a net loss of $3.1 million for the nine months ended September 30, 2012, compared to a net loss of $0.5 million for the same nine month period in 2011. This was primarily the result of our decreased revenues coupled with our increased investment in market research and development with a focus on new innovative products.
Our DIS business currently operates in 19 states. For the nine months ended September 30, 2012, DIS operated 62 nuclear gamma cameras and 66 ultrasound imaging systems, compared to 64 nuclear gamma cameras and 67 ultrasound imaging systems during the same period in the prior year. We seek to improve our overall profitability through more efficient utilization of our fleet of gamma cameras and ultrasound equipment. We measure efficiency by tracking system utilization, which is measured based on the percentage of days that our nuclear gamma cameras and ultrasound equipment are used to deliver services to customers out of the total number of days that they are available to deliver such services. System utilization decreased to 55.2% for the nine months ended September 30, 2012, compared to 57.2% during the same period in the prior year, primarily due to fewer scan days as discussed above.

Results of Operations
The following table sets forth our results from operations expressed as percentages of revenues for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,
	2012	Percent of 2012 Revenues	2011	Percent of 2011 Revenues	Change from Prior Year
					Dollars	Percent
Revenues:
DIS	$8,856	74.9%	$9,293	69.1%	$(437)	(4.7)%
Product	2,961	25.1%	4,146	30.9%	(1,185)	(28.6)%
Total revenues	11,817	100%	13,439	100%	(1,622)	(12.1)%
Total cost of revenues	8,688	73.5%	9,289	69.1%	(601)	(6.5)%
Gross profit	3,129	26.5%	4,150	30.9%	(1,021)	(24.6)%
Operating expenses:
Research and development	1,055	8.9%	702	5.2%	353	50.3%
Marketing and sales	1,348	11.4%	1,575	11.7%	(227)	(14.4)%
General and administrative	1,744	14.8%	1,848	13.8%	(104)	(5.6)%
Amortization of intangible assets	49	0.4%	77	0.6%	(28)	(36.4)%
Total operating expenses	4,196	35.5%	4,202	31.3%	(6)	(0.1)%
Loss from operations	(1,067)	(9.0)%	(52)	(0.4)%	(1,015)	1,951.9%
Total other income	161	1.4%	151	1.1%	10	6.6%
Net income (loss)	$(906)	(7.7)%	$99	0.7%	$(1,005)	(1,015.2)%

	Nine Months Ended September 30,
	2012	Percent of 2012 Revenues	2011	Percent of 2011 Revenues	Change from Prior Year
					Dollars	Percent
Revenues:
DIS	$27,522	73.4%	$28,839	68.9%	$(1,317)	(4.6)%
Product	9,975	26.6%	13,024	31.1%	(3,049)	(23.4)%
Total revenues	37,497	100%	41,863	100%	(4,366)	(10.4)%
Total cost of revenues	27,015	72.0%	30,199	72.1%	(3,184)	(10.5)%
Gross profit	10,482	28.0%	11,664	27.9%	(1,182)	(10.1)%
Operating expenses:
Research and development	2,998	8.0%	2,124	5.1%	874	41.1%
Marketing and sales	4,735	12.6%	4,616	11.0%	119	2.6%
General and administrative	5,820	15.5%	5,818	13.9%	2	—%
Amortization of intangible assets	184	0.5%	253	0.6%	(69)	(27.3)%
Restructuring gain	—	—%	(164)	(0.4)%	164	(100.0)%
Total operating expenses	13,737	36.6%	12,647	30.2%	1,090	8.6%
Loss from operations	(3,255)	(8.7)%	(983)	(2.3)%	(2,272)	231.1%
Total other income	190	0.5%	468	1.1%	(278)	(59.4)%
Net loss	$(3,065)	(8.2)%	$(515)	(1.2)%	$(2,550)	495.1%

Comparison of Three Months Ended September 30, 2012 and 2011
Revenues
Consolidated. Consolidated revenue was $11.8 million for the three months ended September 30, 2012, a decrease of $1.6 million, or 12.1%, compared to the prior year quarter, primarily as a result of a decrease in the number of camera sales in our Product business segment along with a lower number of imaging days in our DIS business. DIS revenue accounted for 74.9% of total revenues for 2012, compared to 69.1% for the prior year quarter. We expect our DIS revenue to continue to represent the larger percentage of our consolidated revenue.
DIS. Our DIS revenue was $8.9 million for the three months ended September 30, 2012, a decrease of $0.4 million, or 4.7%, compared to the prior year quarter. The decrease resulted from a reduction in the number of days our physician customers utilized our imaging services.
Product. Our Product revenue was $3.0 million for the three months ended September 30, 2012, a decrease of $1.2 million, or 28.6%, compared to the prior year quarter. The decrease in revenue resulted mainly from selling a fewer number of new gamma cameras as compared to the prior year quarter.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $3.1 million for the three months ended September 30, 2012, a decrease of $1.0 million, or 24.6%, compared to the prior year quarter. The decrease in consolidated gross profit is primarily the result of lower camera sales, fewer imaging days, increase in labor costs and partially offset by lower radiopharmaceutical costs. Consolidated gross profit as a percentage of revenue decreased to 26.5% for the three months ended September 30, 2012 from 30.9% for the prior year quarter.
DIS. Cost of DIS revenue primarily consists of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with the providing our services. Cost of DIS revenue was $6.9 million for the three months ended September 30, 2012, a decrease of $0.2 million, or 2.4%, compared to the prior year quarter. The decrease in cost of DIS revenue is primarily a result of decreased revenues and lower radiopharmaceutical costs. DIS gross profit was $2.0 million for the three months ended September 30, 2012, a decrease of $0.3 million, or 12.0%, from a gross profit of $2.2 million for the prior year quarter. DIS gross profit as a percentage of DIS revenue decreased to 22.3% for the three months ended September 30, 2012 from 24.2% for the prior year quarter. The reduction in gross profit was primarily attributable to an increase in labor cost offset by lower radiopharmaceutical costs.
Product. Cost of Product revenue primarily consists of materials, labor and overhead costs associated with the manufacturing, warranty and service contracts associated with our products. Cost of Product revenue was $1.8 million for the three months ended September 30, 2012, a decrease of $0.4 million , or 19.3%, compared to the prior year quarter. Product gross profit was $1.2 million for the three months ended September 30, 2012, a decrease of $0.8 million, or 39.5%, compared to the prior year period. Product gross profit as a percentage of Product revenue was 38.9% for the three months ended September 30, 2012, compared to 45.9% for the prior year quarter due to changes in product mix and lower camera sales.
Operating Expenses
Research and Development. Research and development expenses are the costs associated with the design, development and expansion of our existing technology and consist of salaries, development material costs, facility and overhead costs, consulting fees, and non-recurring engineering costs. We continue to invest in research and development with a focus on innovation as we seek to improve our existing technology. Research and development expenses were $1.1 million for the three months ended September 30, 2012, an increase of $0.4 million from the prior year quarter mainly due to initiatives to explore and develop new products and technologies. Research and development expenses were 35.6% of Product revenue for the three months ended September 30, 2012, compared to 16.9% in the prior year quarter, mainly due to a decrease in Product revenue of $1.2 million and the aforementioned exploration of new initiatives. We plan to continue investing in our technology platform to penetrate new and existing market segments and attract new customers.
Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and trade show costs. Marketing and sales expenses were $1.3 million for the three months ended September 30, 2012, a decrease of $0.2 million, or 14.4%, compared to the prior year quarter, primarily as a result of lower personnel related costs and marketing support costs. Marketing and sales expenses as a percentage of total revenues were 11.4% and 11.7% for the three months ended September 30, 2012 and 2011, respectively.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology and executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $1.7 million for the three months ended September 30, 2012, a decrease of $0.1 million, or 5.6%, compared to the prior year quarter. This decrease is primarily the result of lower payroll related costs. General and administrative expenses were 14.8% of total revenue for the three months ended September 30, 2012 compared to 13.8% for the prior year quarter.

Comparison of Nine Months Ended September 30, 2012 and 2011

Revenues
Consolidated. Consolidated revenue was $37.5 million for nine months ended September 30, 2012, a decrease of $4.4 million, or 10.4%, compared to the prior year, primarily as a result of a decrease in revenue from our Product segment from lower camera sales, coupled with a decline in DIS segment revenue due to fewer days of service. DIS revenue accounted for 73.4% of total revenues for 2012, compared to 68.9% for the prior year. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue.

DIS. Our DIS revenue was $27.5 million for the nine months ended September 30, 2012, a decrease of $1.3 million, or 4.6%, compared to the prior year. The decrease resulted from a reduction in the number of days our physician customers utilized our imaging services.

Product. Our Product revenue was $10.0 million for the nine months ended September 30, 2012, a decrease of $3.0 million, or 23.4%, compared to the prior year. The decrease in revenue was primarily due to lower camera sales and product mix.

Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $10.5 million for the nine months ended September 30, 2012, a decrease of $1.2 million, or 10.1%, compared to the prior year. The decrease in consolidated gross profit is primarily the result of fewer camera sales and a change in product mix, partially offset by improving gross margins in DIS due to lower radiophamaceutical costs during the nine months ended September 30, 2012. Consolidated gross profit as a percentage of revenue increased to 28.0% for the nine months ended September 30, 2012 from 27.9% for the prior year.

DIS. Cost of DIS revenue was $20.8 million for the nine months ended September 30, 2012, a decrease of $1.8 million, or 8.0%, compared to the prior year. The decrease in cost of DIS revenue was primarily a result of decreased expenses from fewer nuclear days and lower radiophamaceutical. DIS gross profit was $6.8 million for the nine months ended September 30, 2012, which represents an increase of $0.5 million, or 8.0%, from a gross profit of $6.3 million for the prior year. DIS gross profit as a percentage of DIS revenue increased to 24.6% for the nine months ended September 30, 2012 from 21.7% for the prior year due to improvement in operational performance primarily associated with the management of labor and equipment resources.

Product. Cost of revenues for the Product segment was $6.3 million for the nine months ended September 30, 2012, a decrease of $1.4 million, or 17.9%, compared to the prior year. The decrease in cost of Product revenue is primarily a result of lower camera sales. Product gross profit was $3.7 million for the nine months ended September 30, 2012, a decrease of $1.7 million, or 31.1%, compared to the prior year period. Product gross profit as a percentage of Product revenue decreased to 37.3% for the nine months ended September 30, 2012 compared to 41.5% for the prior year, primarily due to changes in product mix.

Operating Expenses
Research and Development. Research and development expenses were $3.0 million for the nine months ended September 30, 2012, an increase of $0.9 million, or 41.1%, compared to the prior year mainly due to initiatives to explore and develop new products and technologies. Research and development expenses were 30.1% of Product revenue for the nine months ended September 30, 2012 compared to 16.3% in the prior year. We plan to continue investing in our technology platform to penetrate new and existing market segments, support new product introductions and attract new customers.

Marketing and Sales. Marketing and sales expenses were $4.7 million for the nine months ended September 30, 2012, an increase of $0.1 million, or 2.6%, compared to the prior year, primarily as a result of exploring new markets that will allow us to diversify our current customer base. Marketing and sales expenses as a percentage of total revenues were 12.6%, compared to, 11.0% for the nine months ended September 30, 2012 and 2011, respectively.

General and Administrative. General and administrative expenses were $5.8 million for the nine months ended September 30, 2012, the same amount compared to the prior year. General and administrative expenses were 15.5% of total revenue for the nine months ended September 30, 2012, compared to 13.9% for the prior year.

Restructuring Gain. In 2009, we financed a note receivable related to certain assets that we sold as part of our restructuring efforts. We fully reserved the note at that time. The buyer subsequently paid the note in full and we recognized a $0.2 million gain on the transaction in the first quarter of 2011.

Liquidity and Capital Resources
We require working capital principally to finance accounts receivable, inventory and for capital expenditures. Our working capital requirements vary from period to period depending on several factors, including our manufacturing volumes, the timing of our deliveries and the payment cycles of our customers. Our capital expenditures primarily relate to purchases of ultrasound equipment, manufacturing equipment and computer hardware and software to support our people and our customers.
As of September 30, 2012, we had cash, cash equivalents and securities available-for-sale of $27.2 million. We currently invest our cash reserves in money market accounts and corporate debt securities. Based upon our current level of expenditures, we believe our current working capital, together with cash flows from operating activities, will be more than adequate to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.
Cash Flows
The following table shows cash flow information for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in) operating activities	$(1,624)	$2,034
Net cash used in investing activities	(3,339)	(12,301)
Net cash provided by (used in) financing activities	(733)	66
Operating Activities
Net cash used in operating activities increased $3.7 million for the nine months ended September 30, 2012 compared to the prior year period. This was primarily attributable to our greater net loss and increase in inventory and accounts receivables, partially offset by an increase in accounts payable.
Investing Activities
Net cash used in investing activities decreased $9.0 million for the nine months ended September 30, 2012 compared to the prior year period. This decrease was primarily attributable to decreased purchases and increased sales and maturities of securities available-for-sale during the nine months ended September 30, 2012.
Financing Activities
Net cash used in financing activities increased by $0.8 million for the nine months ended September 30, 2012 compared to the prior year period. This increase is attributable to our repurchase of $1.0 million of our common stock under the stock repurchase plan, partially offset by cash received from the issuance of stock of $0.3 million during the nine months ended September 30, 2012.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2012, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations
There have been no material changes outside of the ordinary course of business in our outstanding contractual obligations from those disclosed within “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report on Form 10-K filed by the Company with the SEC on February 17, 2012 and as amended on April 27, 2012.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•
changes to the risk factor below entitled “Our manufacturing operations are highly dependent upon the availability of certain third-party suppliers, thereby making us vulnerable to supply problems that could harm our business,” which has been updated to reflect recent developments with one of our sole suppliers of a key component of our gamma cameras; and

•	addition of the risk factor entitled "Health care policy changes, including U.S. health care reform legislation signed in 2010, may have a material adverse effect on us."
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
Our common stock is thinly traded and our option plan could affect the trading price of our common stock.
Our common stock is thinly traded and any significant sales of our common stock may cause volatility in our common stock price. We also have registered shares of common stock that we may issue under our employee benefit plans or from our treasury stock. Accordingly, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. If any of these stockholders, or other selling stockholders, cause a large number of securities to be sold in the public market without a corresponding demand, the sales could reduce the trading price of our common stock. Although we are only aware of two single stockholders owning more than 5% or more of our stock and no one owning more than 15% or more of our stock, one or more stockholders holding a significant amount of our common stock might be able to significantly influence matters requiring approval by our stockholders, possibly including the election of directors and the approval of mergers or other business combination transactions.
We spend considerable time and money complying with federal and state laws, regulations and other rules, and if we are unable to comply with such laws, regulations and other rules, we could face substantial penalties.
We are directly, or indirectly through our physician customers, subject to extensive regulation by both the federal government and the states in which we conduct our business, including: the federal Medicare and Medicaid anti-kickback laws and other Medicare laws, regulations, rules, manual provisions, and policies that prescribe requirements for coverage and payment for services performed by us and our physician customers; the federal False Claims statutes; the federal Health

Insurance Portability and Accountability Act of 1996, or HIPAA, as amended in 2009 under the HITECH Act that places direct legal obligations and higher liability on us with respect to the security and handling of personal health information; the Stark Law; the federal Food, Drug and Cosmetic Act; federal and state radioactive materials laws; state food and drug and pharmacy laws and regulations; state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians; state scope-of-practice laws; and federal rules prohibiting the mark-up of diagnostic tests to Medicare under certain circumstances. If our physician customers are unable or unwilling to comply with these statutes, regulations, rules, and policies, rates of our services and products could decline and our business could be harmed. Additionally, new government mandates will require us to provide a certain baseline of health benefits and premium contribution for our employees and their families or pay governmental penalties. Some of these costs are not tax deductible. We have opted to provide this coverage to our employee base in order to maintain retention of qualified medical technicians and other professionals rather than plan to pay penalties to the government. Either option will result in additional costs to us and could negatively impact our cash reserves.
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
Health care policy changes, including U.S. health care reform legislation signed in 2010, may have a material adverse effect on us.
In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators, and third-party payers to control these costs and, more generally, to reform the U.S. health care system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. The adoption of some or all of these proposals could have a material adverse effect on our financial position and results of operations.
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010. The legislation imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales beginning in 2013. Under the legislation, the total cost to the medical device industry is expected to be approximately $20 billion over ten years. This significant increase in the tax burden on our industry could have a material, negative impact on our results of operations and our cash flows. Other elements of this legislation, such as comparative effectiveness research, an independent payment advisory board, payment system reforms, including shared savings pilots, and other provisions, could meaningfully change the way health care is developed and delivered, and may materially impact numerous aspects of our business.
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

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Issuer purchases of equity securities during the third quarter of fiscal 2012 were:

	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2012 — July 31, 2012	—	$—	—	$—
August 1, 2012 — August 31, 2012	218,759	1.96	1,073,641	1,935,708
September 1, 2012 — September 30, 2012	—	—	—	—
As of September 30, 2012	218,759		1,073,641	$1,935,708

(1)     On September 18, 2012, our board of directors amended our stock buyback program, originally adopted in February 2009, to permit an additional $2 million of its issued and outstanding common shares to be repurchased. As amended, the stock buyback program permits us to purchase an aggregate of $4 million of its common stock. The timing of stock repurchases and the number of shares of common stock to be repurchased are in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The timing and extent of the repurchase depends upon market conditions, applicable legal and contractual requirements, and other factors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation.

3.2(2)	Restated Bylaws.

4.1(3)	Form of Specimen Stock Certificate.

4.2(4)	Amended and Restated Investors’ Rights Agreement, by and among, Digirad Corporation and the investors listed on the schedule attached thereto, dated April 23, 2002, as amended.

10.5(5)	Letter Agreement.

10.27(6)#	Offer letter, dated August 21,2012, by and between the Company and Jeffry R. Keyes, Chief Financial Officer

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

(5)	The exhibit was previously filed as an exhibit to the company's current report on form 8-K on July 3, 2012, and is incorporated herein by reference.

(6)	The exhibit was previously filed as an exhibit to the company's current report on form 8-K on September 6, 2012, and is incorporated herein by reference.

(#)	Indicates management contract or compensation plan.

(*)	Filed herewith.

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

DIGIRAD CORPORATION

Date:	October 31, 2012	By:	/s/ TODD P. CLYDE
Todd P. Clyde President and Chief Executive Officer (Principal Executive Officer)

Date:	October 31, 2012	By:	/s/ JEFFRY R. KEYES
Jeffry R. Keyes Chief Financial Officer (Principal Financial and Accounting Officer)