Form 10-K
period 2012-12-31
DIGIRAD CORP
filed 2013-03-13
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates based on the closing stock price on June 30, 2012, was $41,587,716. For purposes of this computation only, all executive officers and directors have been deemed affiliates.
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 8, 2013 was 19,266,685.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year ended December 31, 2012 are incorporated by reference into Part III of this report.

DIGIRAD CORPORATION
FORM 10-K—ANNUAL REPORT
For the Fiscal Year Ended December 31, 2012

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
Corporate Information
Digirad Corporation was incorporated in Delaware in 1997. Unless the context requires otherwise, in this report the terms “we,” “us” and “our” refer to Digirad® Corporation and our wholly-owned subsidiary, Digirad Imaging Solutions®, Inc.

ITEM 1.	BUSINESS
Overview
Digirad is the specialized diagnostic solutions provider advancing the science of imaging with intelligently dedicated systems and services that optimize efficiency, outcomes and the patient experience throughout the continuum of care. We generate revenues within two primary operating segments: Digirad Imaging Solutions (“DIS”), which is one of the largest national providers of in-office nuclear cardiology and ultrasound imaging services to physician practices and hospitals, and Diagnostic Imaging, which encompasses our nuclear camera sales and product services business.
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
Through DIS, we offer a convenient and economically efficient imaging services program as an alternative to purchasing a gamma camera or ultrasound equipment or outsourcing the procedures to another physician or imaging center. For physicians who wish to perform nuclear imaging, echocardiography, vascular or general ultrasound tests, or any combination of these procedures in their offices, we provide the ability for them to engage our services, which includes the use of our imaging system, qualified personnel, and related items required to perform imaging in the their own offices and bill Medicare, Medicaid or one of the third-party healthcare insurers directly for those services. These services are also used by large and small hospitals, multi-practice physician groups, and imaging centers. The flexibility of our products and our DIS service allows physicians to ensure continuity of care and convenience for their patients and allows them to retain revenue from procedures they would otherwise refer to imaging centers and hospitals. DIS services are primarily provided to cardiologists, internal medicine physicians, and family practice doctors who enter into annual contracts for a set number of days ranging from once per month to five times per week. We experience some seasonality in our DIS business related to vacations, holidays, and inclement weather. Most of the DIS business focuses on cardiac care with an increase in a combination of cardiac, vascular and general ultrasound imaging in recent months. Many of the physicians who use DIS services are reliant on reimbursements from Medicare and third-party insurers where there has been downward pressure and uncertainty due to factors outside the physicians’ control. The uncertainty created by the 2010 healthcare reform laws, Congress’ continued deferred action on the Sustainable Growth Rate reimbursement factor (which is part of the Relative Value Unit calculation of reimbursements for all medical codes associated with the physician fee schedule) and other legislation has also impacted our business. These changes may require further modifications to our business model in order for our physician customers and us to maintain a viable economic model.
Our Diagnostic Imaging segment's revenue results primarily from selling solid-state gamma cameras and camera maintenance contracts. We sell our imaging systems to physician offices, hospitals and imaging centers primarily in the United States, although we have sold a small number of imaging systems internationally.

On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs and focus on maximizing cash flow from our DIS service business. This restructuring effort will also include a reduction in force. After completion of this planned restructuring, we believe the overall operating cash flow of the Company will increase. However, it is also likely that the long-term volume and total revenue of our Diagnostic Imaging camera sales will decrease. Further, we are assessing as part of the restructuring effort if we will continue to manufacture our products internally or outsource manufacturing to a third party, and to what extent we will continue to manufacture our products. See Note 11 to the audited consolidated financial statements for further information.
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
Our Products
Digirad sells a line of nuclear medicine cameras for nuclear cardiology and general nuclear medicine applications. Our cameras are used in hospitals, imaging centers, physician offices and by mobile service providers. The central component of a nuclear camera is the detector and it ultimately determines the overall clinical quality of the image a camera produces. Our nuclear cameras feature detectors based on advanced proprietary solid-state technology developed by us. Solid-state systems have a number of benefits over conventional photomultiplier tube-based camera designs typically offered by our competitors. Our solid-state technology systems are typically 2 – 5 times lighter and considerably more compact than most traditional nuclear systems, making them far easier and less costly to build, as well as very reliable.
Our Cardius® family of dedicated cardiac SPECT (single-photon emission computerized tomography) solid-state imagers are noted for their compactness, portability and unique upright imaging capabilities that make it possible to image patients up to 500 pounds in a sitting position. Upright imaging makes it possible to image large bariatric, COPD (Chronic Obstructive Pulmonary Disease) or claustrophobic patients that typically could not be imaged lying down on competitive systems and afford our users the ability to generate added revenue to their practices. We offer fixed dual-head and triple-head cardiac camera models for dedicated use within a facility and a portable dual-head configuration that makes it possible to move the system to provide service to multiple rooms or sites. We are a market leader in the mobile solid-state nuclear camera segment. Our flagship product in cardiology is the Cardius® XACT SPECT/CT system. It features a triple-head design and a low dose volume CT attenuation correction methodology, making it possible to perform studies faster with greater interpretation diagnostic confidence. Our XACT camera is increasingly being sought by departments seeking to improve productivity, increase clinical accuracy or employ new low dose clinical protocols.
Our ergoTM large-field-of-view imaging system is targeted to hospitals with multi-camera general nuclear medicine departments, academic centers, pediatric hospitals, regional trauma centers, women’s health centers, and cancer centers. Most general nuclear medicine departments have the need for a single-head planar portable camera for imaging patients more conveniently on hospital stretchers, for imaging patients that can not be moved, and for imaging patient’s at their bedside

(pediatrics, intensive care units, critical care units, emergency rooms, surgical suites, women’s health clinics, or on regular patient floors). A single-head planar camera provides a more economical and convenient way to perform approximately 25% or more of all studies commonly performed in general nuclear medicine. It also opens the door to perform studies on critically ill patients in the patient’s room and the ability to perform new molecular breast imaging protocols that offer new revenue generation potential while improving the standard of patient care.
Competitive Strengths
We believe that our competitive strength is based on our proprietary solid-state technology in general nuclear medicine and cardiology.

•
Leading Solid-State Technology. Our solid-state gamma cameras utilize proprietary photo-detector modules which enable us to build smaller and lighter cameras that are portable, with a degree of ruggedness that can withstand the vibration associated with transportation. Through fiscal 2012, we have continued to invest in technology advancements that enhance the performance of our solid-state photodiode detectors over traditional photomultiplier tube-based systems for both cardiac and general purpose nuclear medicine applications. We now offer a more geometric-efficient design for cardiology and introduced our ergoTM imaging system in mid-2010, our first large field-of-view solid-state detector system for use in general nuclear medicine, pediatrics, women’s health and surgery.

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

•
Intellectual Property Portfolio. We have developed an intellectual property portfolio that includes product, component and process patents covering various aspects of our imaging systems. We have 38 issued U.S. patents and an additional 7 pending U.S. patent applications. We also license patents from third parties to enhance our product offering. In addition to our patent portfolio, we have developed proprietary manufacturing, business know-how, and trade secrets. This portfolio of intellectual property combined with our ability to design, manufacture, sell and service our own equipment provides us with a distinct competitive advantage.

Business Strategy
Our goals are to achieve and maintain profitability and generate consistent positive cash flow via the following:

•
DIS. 2012 has showed signs of stabilization in relation to healthcare reform and reimbursement uncertainties, however, we continue to have challenges surrounding reimbursement in general. We expect to continue supporting our physician customers by working with them to adjust our DIS business model for changes in the market as well as continuing to focus on aligning our labor and other costs with the variable nature of our revenue streams. Going forward, we also continue to see value in our service channel via strategic and technological initiatives designed to increase revenue per day for us and our physician customers, as well as expand our service model offerings. We may also acquire smaller, highly-disciplined businesses that meet strict financial criteria, and that complement our current DIS business.

•
Diagnostic Imaging. In order to overcome the market decline of cardiac specific cameras and the general downturn in the economy that has limited the amount of healthcare capital spending, we intend to focus efforts on markets beyond the cardiac-specific nuclear market. Our Cardius® XACT camera is particularly geared toward hospitals and large physician practices. Our ergoTM imaging system also addresses the larger market of general nuclear imaging and provides us with a new untapped market opportunity within the hospital. Our ergoTM imaging system is not just part of a hospital nuclear suite, it is a camera that enables the imaging to be performed wherever the patient is located and has great promise in areas of the hospital where previously no nuclear imaging has been performed, such as the emergency room and the surgical suite. On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs and focus on maximizing cash flow from our DIS service business, as well as improve cash flow in our Diagnostic Imaging business. This restructuring effort will also include a reduction in force. As a result of this restructuring, it is likely that the long-term volume and total revenue of our Diagnostic Imaging camera sales will decrease. Further, we are assessing as part of the restructuring effort if we will continue to manufacture our products internally or outsource manufacturing to a third party, and to what extent we will continue to manufacture our products. See Note 11 to the audited consolidated financial statements for further information.

Business Segments
Our business is organized into two reportable segments: DIS and Diagnostic Imaging. See Note 10 to the audited consolidated financial statements for certain segment financial data relating to our business.
Manufacturing
We currently manufacture our gamma cameras and employ a strategy that combines our internal design expertise and proprietary process technology with selective outsourcing. Outsourcing the manufacturing of certain components of our cameras has resulted in cost efficiencies. We perform subassembly and final system performance tests at our facility. In addition, suppliers of our critical materials, components, and subassemblies undergo ongoing quality audits by us.
We use enterprise resource planning and collaborative software to help improve efficiency in the handling and security of inventory, purchasing, and the reduction of manufacturing variances. We use forecasting software to allow for more detailed and separate planning of service and product inventory. In some cases, we are in-sourcing when volumes do not allow for cost effective outsourcing.
We and our third-party manufacturers are subject to FDA Quality System Regulations, state regulations, such as those promulgated by the California Department of Health Services, and standards set by the International Organization for Standardization, or ISO. We are currently certified to the EN ISO 13485:2012 quality standard. We have certification authorizing CE Marking of our Cardius® XPO, Cardius® X-ACT, ergoTM and 2020tc family of gamma cameras, as well as U.S. Food and Drug Administration (FDA) 510(k) clearance for our complete gamma camera product line. The CE Mark is a requirement for selling in many international markets. In addition, the X-ACT camera utilizes a patent pending x-ray technology to provide attenuation correction information for the SPECT reconstruction. We also have received FDA Indications for Use for our ergoTM LFOV General Purpose Imager for lymphatic scintigraphy, parathyroid scintigraphy and molecular breast imaging.
As a result of our Diagnostic Imaging restructuring announced on February 28, 2013, we are assessing if we will continue to manufacture our products internally or outsource manufacturing to a third party, and to what extent we will continue to manufacture our products. See Note 11 to the audited consolidated financial statements for further information.
Raw Materials
We use a wide variety of materials, metals and mechanical and electrical components for production of our products. In addition, our imaging service business involves the use of radiopharmaceuticals. We primarily purchase these materials from external suppliers, some of which are single-source suppliers. We purchase materials from selected suppliers based on quality assurance, cost effectiveness and constraints resulting from regulatory requirements, and we work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability. Global commodity supply and demand can ultimately affect pricing of certain of these raw materials. Though we believe we have adequate available sources of raw materials, there can be no guarantee that we will be able to access the quantity of raw material needed to sustain operations as well as at a cost effective price.
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
In selling our imaging systems, we compete against several large medical device manufacturers who offer a full line of imaging cameras for each diagnostic imaging technology, including x-ray, MRI, CT, ultrasound, nuclear medicine, or SPECT/CT and PET/CT hybrid imagers. The existing nuclear imaging systems sold by these competitors have been in use for a longer period of time than our products and are more widely recognized and used by physicians and hospitals for nuclear imaging; however, they are generally not solid-state, light-weight, as flexible or portable. Additionally, certain medical device companies have developed solid-state gamma cameras which may directly compete with our product offerings. Many of the larger multi-modality competitors enjoy significant competitive advantages over us, including greater name recognition, greater financial and technical resources, established relationships with healthcare professionals, broader distribution networks, more resources for product development and marketing and sales and the ability to bundle products to offer discounts.
Sales
We maintain two sales organizations, which operate independently: Diagnostic Imaging sales and DIS sales. The sales teams work together to ensure that our customers make the right decisions in purchasing a gamma camera or utilizing our imaging services. DIS sales teams are aligned across geographic areas we have established in order to better serve local market needs. Our DIS business is segregated into ten areas, each area is led by a local or regional business director who is responsible for the needs of our customers in that area and who has local operational responsibility. DIS expects to increase market penetration by executing new quantitative profiling approaches to identifying suitable physician practices and by expanding the breadth of available imaging services in select markets to include nuclear medicine, echocardiography, vascular and general ultrasound scans, as well as other emerging services that have clinical need. The Diagnostic Imaging business sells directly to physicians, clinics and hospital customers and works closely with distributors. We currently focus on hospitals, cardiology practices, and large primary care multi-specialty groups.
Research and Development
In the past, we have had a long and extensive commitment to research and development, including an established history in developing innovative solid-state gamma cameras, which has established a core competency in the development of silicon photodiodes and related scintillator assemblies, signal processing electronics and image processing software, which are the core technologies of our gamma cameras.
Our research and development efforts have been primarily focused in the near term on developing further enhancements to our existing products as well as developing our next generation products. Our research and development expense was $3.7 million, $2.7 million, and $2.9 million in 2012, 2011, and 2010, respectively.
As a result of our Diagnostic Imaging restructuring announced on February 28, 2013, our future research and development efforts will be largely related to smaller enhancements and maintenance of our existing product line, which we believe will significantly reduce spending on research and development.
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
The following is a summary of some of the laws and regulations applicable to our business:

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
Patents

We have developed a patent portfolio that covers our overall products, components and processes. We have 38 issued U.S. patents and 7 pending U.S. patent applications. The issued and pending patents cover, among other things, aspects of solid-state radiation detectors including our photodiodes, signal processing, and system configuration. Our issued patents expire between August 9, 2016 and April 20, 2030. We have multiple patents covering unique aspects and improvements for many of our products. We have entered into royalty-bearing licenses for several U.S. patents with third parties, where we are the licensee, for exclusive or non-exclusive use in nuclear imaging (subject to certain reservation of rights by the U.S. Government). In addition to our solid-state detector and photodiode technology patents, we hold specific patents for an alternative solid-state method using Cadmium Zinc Telluride that we previously pursued for use in gamma cameras. While each of our patents applies to nuclear medicine, many also apply to the construction of area detectors for other types of medical and non-medical imagers and imaging methods.
Trademarks
As of December 31, 2012, we hold trademark registrations in the United States for the following marks: 2020tc IMAGER®, Digirad®, DigiServ®, Cardius®, SPECTour®, SPECTpak Plus®, Solidium®, and DigiTech® . We have obtained and sought trademark protection for some of these listed marks in the European Union and Japan.
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
Employees
As of December 31, 2012, we had a total of 248 full time employees, of which 144 were employed in clinical and regulatory positions, 39 in operational roles, 33 in general and administrative functions, 21 in marketing and sales and 11 in research and development. We had a total of 237 employees in our DIS subsidiary. We have not experienced any work stoppages and consider our employee relations to be good.
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
Risks Related to Our Business and Industry
We may not be able to achieve the benefits of our restructuring efforts.
On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs and focus on maximizing cash flow from our DIS service business. Restructuring efforts include many complexities, which include but are not limited to changing the way a business conducts operations, changing of key personnel, changing the process in how we manufacture and sell our products, modifying contracts, severing employees and working with less resources. There is no guarantee that our restructuring efforts will increase profitability and cash flow in either our DIS business or our Diagnostic Imaging business, and our efforts could cause unforeseen complexities and additional cash outflows.
Our revenues may decline further due to reductions in Medicare reimbursement rates.
The success of our business is largely dependent upon our medical professional customers' ability to provide diagnostic imaging care to their patients in an economically sustainable manner, either through the purchase of our imaging systems or using our services, or both. Our customers are directly impacted by changes (decreases and increases) in governmental and private payor reimbursements for diagnostic imaging. Although we are not directly impacted by changes in reimbursements, we make every effort to act as business partners with our physician customers. For example, in 2010, we proactively adjusted the fair market value of our imaging services rate down due to the dramatic reimbursement declines that our customers faced from the Centers for Medicare & Medicaid Services. Reimbursements remain a source of concern for our customers and downward pressure on reimbursements cause greater pricing pressure on our lease services and influences the buying decisions of our individual physician Diagnostic Imaging product customers. Although the gap is closing, hospital reimbursements remain higher than in-office reimbursements. Our Diagnostic Imaging segment's products are targeted to serve the hospital market. Only a small portion of our DIS business segment operates in the hospital market.
Further reductions in reimbursements could significantly impact the viability of in-office imaging performed by independent physicians. The uncertainty surrounding this issue and the historical decline in reimbursements has resulted in cancellations of imaging days in our imaging services business and the delay of purchase and service decisions by our existing and prospective customers in our Diagnostic Imaging business segment. Additional declines in Medicare/Medicaid reimbursement for our relevant diagnostic imaging modalities are possible due to many factors, including but not limited to the threatened implementation of the federal sustainable growth factor (SGR). The SGR is part of the relative value unit (RVU), a formula that was enacted by Congress as part of the Balanced Budget Act of 1997 to control the cost of the Medicare program. It applies to all health services paid for by Medicare, not just diagnostic imaging. The application of the SGR has been delayed by Congress for many years, and most recently in January 2013, Congress again implemented a delay of the application of an approximate 27% reduction in reimbursements until December 31, 2013. There is no assurance that these new rates to be implemented in 2014 will remain the same, or if they will be implemented sooner or later than 2014. Further, there is no assurance that concepts surrounding SGR will be timely or favorably resolved, and if not favorably resolved, it could have a material adverse impact on our business.
Our revenues may decline further due to changes in diagnostic imaging regulations and the use of third party benefit managers by states and private payors to drive down imaging volumes.
Nuclear medicine is a “designated health service” under the federal physician self-referral prohibition law known as the “Stark Law,” which states that a physician may not refer designated health services to an entity with which the physician or an immediate family member has a financial relationship, unless a statutory exception applies. Our business model and service agreements are structured to enable our physician customers to meet the statutory in-office ancillary services (IOAS) exception to the Stark Law allowing them to perform nuclear diagnostic imaging services on their patients in the convenience of their own office. From time-to-time, the Centers for Medicare and Medicaid Services and Congress have proposed to modify the IOAS to further limit or eliminate this exception. Various lobbying organizations are pushing for, and the Medicare Payment Advisory Commission (MedPAC) is actively discussing recommending that Congress limit the availability of the IOAS exception in order to reduce federal healthcare costs. Legislation has been introduced in prior Congresses to modify or eliminate the exception, but has not been enacted. The outcome of these efforts is uncertain at this time; however, the limitation or elimination of the IOAS exception could significantly impact our DIS business segment as currently structured.
Our customers who perform imaging services in their office also experience the continuing efforts by some private insurance companies to reduce healthcare expenditures by hiring radiology benefit managers to help them manage and limit imaging. The federal government has also set aside monies in the 2009 recession recovery acts to hire radiology benefit managers to provide image management services to Medicare/Medicaid and MedPAC has recommended and the Centers for Medicare & Medicaid Services has, in the past, proposed legislation requiring Medicare physicians who engage in a relatively high volume of medical imaging be required to obtain pre-authorization through a radiology benefit manager. A radiology benefit manager is an unregulated entity that performs various functions for private payors and managed care organizations. Radiology benefit manager activities can include pre-authorization for imaging procedures, setting and enforcing standards approving which contracted physicians can perform the services, such as requiring even the most experienced and highly qualified cardiologists to obtain additional board certifications or interfering with the financial decision of the private practitioner by requiring them to own their own imaging system and not allowing them to lease the system. The radiology benefit managers often do not provide written documentation of their decisions or an appeals process, leaving leasing physicians unable to challenge their decisions with the carrier or the state insurance department. Some efforts are being made to address certain radiology benefit manager issues, for example, a few years ago the New York State Attorney General entered into a settlement requiring a radiology benefit manager (based and operating in New York State) to buy out its owners in the state who own imaging centers because it created a conflict of interest in their decisions to deny authorization for competing physicians to provide imaging services; and, New York is requiring the radiology benefit manager to establish an appeals process. However, unregulated radiology benefit manager activities have and could continue to adversely affect our physician customers' ability to receive reimbursement, therefore impacting our customers' decision to utilize our DIS imaging services.
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
In late 2010, the sole supplier of a key component of our ergo™ gamma camera ceased production of a critical component. We had a limited supply of that key component and worked hard with several suppliers, who subsequently successfully provided the component. The process to qualify a supplier for this key component is long, complex and costly. If the key component is not available when we need it, it could adversely impact our production capability and therefore negatively impact our financial condition. Furthermore, lower yields on the manufacturing of the key component that we do receive from our suppliers can have a negative impact on our financial condition through higher purchase price variances, which impact current period gross margins.
Our imaging operations are highly dependent upon the availability of certain radiopharmaceuticals, thereby making us vulnerable to supply problems and price fluctuations that could harm our business.
Our imaging service business involves the use of radiopharmaceuticals. There were significant disruptions in the international supply of these radiopharmaceuticals in 2010, which caused us to cancel services that would have otherwise been provided and this adversely affected our customers, as well as our financial condition in 2010. Since this event, we have had sufficient supply. The two major nuclear reactors supplying medical radiopharmaceuticals worldwide came back on-line at the end of 2010; however, there is no guarantee that the reactors will remain in good repair and our supplier will have continuing access to ample supply of our radiopharmaceutical product. If we are unable to obtain an adequate supply of the necessary radiopharmaceuticals, we may be unable to utilize our personnel and equipment through our in-office service operations, or the volume of our services could decline and our business may be adversely affected. Shortages can also cause price increases that may not be accounted for in third party reimbursement rates, thereby causing us to lose margin or require us to pass increases on to our physician customers. We have also been engaged in a contractual dispute with our former radiopharmaceutical supplier, for which we believe we are near a settlement. If we are unable to resolve the dispute in an amicable or cost effective manner, we may be required to pursue further expensive and protracted litigation, which could have a material adverse impact on our financial statements.
Our business is not widely diversified.
We sell our products and imaging services primarily into the cardiac nuclear and ultrasound imaging private practice and in-office markets. We may not be able to leverage our assets and technology to diversify our products and services in order to generate revenue beyond the cardiac nuclear and ultrasound imaging private practice markets. If we are unable to diversify our product and service offerings, our financial condition may suffer.
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
We have historically experienced seasonality in our DIS business, and in the past, volatility due to the changing health care environment, the variable supply of radiopharmaceuticals, and the downturn in the U.S. economy. While our physicians are obligated to pay us for imaging days to which they have committed, our contracts permit some flexibility in scheduling when services are to be performed. We cannot predict with certainty the degree to which seasonal circumstances such as the summer slowdown, winter holiday vacations and weather conditions may affect the results of our operations. We have also experienced fluctuations in demand of our cardiac nuclear gamma cameras due to economic conditions, capital budget availability and other financial or business reasons. In addition, due to the way that customers in our target markets acquire our products, a large percentage of our camera orders are booked during the last month of each quarterly accounting period. As such, a delivery delay of only a few days may significantly impact quarter-to-quarter comparisons of our results of operations. Moreover, the sales cycle in our Diagnostic Imaging segment for cameras is typically lengthy, particularly in the hospital market, which may cause us to experience significant revenue fluctuations. The restructuring initiative announced on February 28, 2013, will create further volatility in our operating results. For these reasons, quarterly and annual sales and operating results may vary in the future, and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.
Our common stock is thinly traded and our option plan could affect the trading price of our common stock.
Our common stock is thinly traded and any significant sales of our common stock may cause volatility in our stock price. We also have registered shares of common stock that we may issue under our employee benefit plans or from our treasury stock. Accordingly, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. If any of these stockholders, or other selling stockholders, cause a large number of securities to be sold in the public market without a corresponding demand, the sales could reduce the trading price of our common stock. One or more stockholders holding a significant amount of our common stock might be able to significantly influence matters requiring approval by our stockholders, possibly including the election of directors and the approval of mergers or other business combination transactions.
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
Our manufacturing operations, research and development activities and executive offices are located in a single facility in Poway, California, near known fire areas and earthquake fault zones. Future natural disasters could cause substantial delays in our operations, damage to our manufacturing equipment, research and development efforts and inventory, and cause us to incur additional expenses. Although we have taken precautions to insure our facilities and continuing operations, as well as provide for offsite back-up of our information systems, this may not be adequate to cover our losses in any particular case. A disaster could significantly harm our business and results of operations.
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
Our DIS and Diagnostic Imaging segment operations are headquartered in an approximately 47,000 square foot facility in Poway, California that is leased to us until February 2016. We believe that our existing facility is adequate for our current needs. In addition, DIS leases approximately 27 small hub locations in the various states in which we operate, which primarily house our fleet of cameras and vans. The lease terms typically range between one and five years.

ITEM 3.	LEGAL PROCEEDINGS
See Note 6 to the audited consolidated financial statements for a summary of legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Market under the symbol "DRAD." The following table presents the high and low per share sale prices of our common stock during the periods indicated, as reported on NASDAQ.

	Year ended December 31,
	2012		2011
	High	Low	High	Low
First Quarter	$2.18	$1.81	$2.63	$2.13
Second Quarter	2.37	1.99	3.04	2.40
Third Quarter	2.21	1.90	2.91	2.15
Fourth Quarter	2.22	1.95	2.40	1.78
As of January 31, 2013 there were approximately 203 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in "street name."
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities during the fourth quarter of fiscal 2012.
On September 18, 2012, our board of directors amended our stock buyback program, originally adopted in February 2009, to permit an additional $2 million of our issued and outstanding common shares to be repurchased. As amended, the stock buyback program permits us to purchase an aggregate of $4 million of our common stock. The timing of stock repurchases and the number of shares of common stock to be repurchased are in compliance with Rule 10b-18 under the Securities Act of 1934.

	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2012 – October 31, 2012	0 shares of common stock	-	1,073,641	$1,935,708
November 1, 2012 – November 30, 2012	0 shares of common stock	-	1,073,641	1,935,708
December 1, 2012 – December 31, 2012	0 shares of common stock	-	1,073,641	1,935,708
As of December 31, 2012			1,073,641	$1,935,708
On February 27, 2013, our board of directors modified our stock buyback program to increase repurchases to an aggregate of $7 million, and subsequently, on March 13, 2013, increased the stock buyback program again for repurchases of up to an aggregate of $12 million. As these modifications were subsequent to December 31, 2012, they are not reflected in the table above.

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
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Stock Market Index and the NASDAQ Medical Equipment Index. The period shown commences on December 31, 2007 and ends on December 31, 2012, the end of our most recent fiscal year. The graph assumes an investment of $100 on December 31, 2007, and the reinvestment of any dividends, if any. The comparisons shown in the graph below are based upon historical data.
The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/30/2011	12/31/2012
Digirad Corporation	$100	$15.93	$57.69	$57.69	$53.85	$56.33
NASDAQ Stock Market (US Companies)	$100	$61.17	$87.93	$104.13	$104.69	$123.85
NASDAQ Medical Equipment Index	$100	$53.85	$78.53	$83.75	$96.21	$107.11

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our Audited Consolidated Financial Statements and related disclosures and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. Amounts are presented in thousands, except per share amounts.

	Years Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statement of Operations Data:
Revenues:
DIS	$36,064	$37,794	$39,542	$52,318	$56,204
Diagnostic Imaging	14,449	15,951	16,641	17,278	24,154
Total revenues	50,513	53,745	56,183	69,596	80,358
Cost of revenues:
DIS	27,293	29,672	32,561	38,476	44,697
Diagnostic Imaging	10,128	9,315	11,618	10,895	15,590
Total cost of revenues	37,421	38,987	44,179	49,371	60,287
Gross profit	13,092	14,758	12,004	20,225	20,071
Operating expenses:
Research and development	3,716	2,738	2,875	3,360	2,764
Marketing and sales	6,402	7,622	5,922	6,977	8,554
General and administrative	7,839	7,741	9,007	8,921	11,805
Amortization and impairment of intangible assets	233	331	435	590	798
Restructuring (gain) loss	—	(164)	355	319	1,308
Goodwill impairment loss	—	—	—	—	2,466
Total operating expenses	18,190	18,268	18,594	20,167	27,695
Income (loss) from operations	(5,098)	(3,510)	(6,590)	58	(7,624)
Other income, net	174	168	376	550	759
Net income (loss)	$(4,924)	$(3,342)	$(6,214)	$608	$(6,865)
Net income (loss) per share:
Basic and diluted	$(0.26)	$(0.18)	$(0.33)	$0.03	$(0.36)
Shares used in per share calculations:
Basic	19,274	19,052	18,774	18,836	18,955
Diluted	19,274	19,052	18,774	19,320	18,955

	As of December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Cash, cash equivalents and securities	$27,193	$30,452	$30,247	$31,810	$28,284
Working capital	31,164	35,585	35,920	37,826	33,650
Total assets	44,909	50,027	52,244	58,689	61,195
Total debt	—	—	—	—	106
Total stockholders’ equity	36,449	41,487	43,959	49,389	48,959

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth previously under the caption “Risk Factors.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report.
Overview
We are one of the largest national providers of in-office nuclear cardiology imaging and ultrasound services to physician practices, hospitals and imaging centers through our Digirad Imaging Solutions (“DIS”) business segment. We also sell medical diagnostic imaging systems including solid-state gamma cameras for nuclear cardiology and general nuclear medicine applications, as well as provide service on the products we sell. We designed and commercialized the first solid-state nuclear gamma camera for the detection of cardiovascular disease and other medical conditions. Our imaging systems are sold in both portable and fixed configurations, and provide enhanced operability, improved patient comfort and, in the case of our triple-headed Cardius® 3 XPO system, shorter image acquisition time when compared to traditional vacuum tube cameras or our single or dual headed cameras. Our nuclear cameras fit easily into floor spaces as small as seven feet by eight feet and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting or within multiple departments of a hospital, (e.g., emergency and operating rooms).
We generate revenues within two primary operating segments: DIS and Diagnostic Imaging. Through DIS, we offer a comprehensive diagnostic imaging services program as an alternative to purchasing a gamma camera or ultrasound equipment for physicians who wish to perform nuclear imaging, echocardiography, vascular ultrasound, or any combination of these procedures in their offices by leasing the imaging system, certified personnel and other support required to perform imaging in the physician’s office. The flexibility of our products and our DIS diagnostic imaging service allows physicians more control over the diagnosis and treatment of their patients in their offices and to retain revenue from procedures they would otherwise refer elsewhere. DIS services are primarily provided to cardiologists, internal medicine physicians and family practice doctors who enter into annual contracts for our diagnostic imaging services delivered on a per-day basis. Our typical contracts provide service coverage ranging from once per month to five times per week. We experience some seasonality in our DIS business related to vacations, holidays and inclement weather. We have been experiencing a significant market change due to the decline in reimbursements to our physicians and the uncertainty with healthcare legislation. This market change may require further adjustments to our business model in order for our physician customers and us to maintain a viable economic model. Our Diagnostic Imaging segment revenue results primarily from selling solid-state gamma cameras and camera maintenance contracts. We sell our imaging systems to physician offices and hospitals primarily in the United States, although we have sold a small number of imaging systems internationally.
On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs, including a reduction in force. After completion of this planned restructuring, we believe the overall operating cash flow of the Company will increase. However, it is also likely that the long-term volume and total revenue of our Diagnostic Imaging camera sales will decrease. Further, we are assessing as part of the restructuring effort if we will continue to manufacture our products internally or outsource manufacturing to a third party, and to what extent we will continue to manufacture our products. This restructuring will result in certain charges that will be incurred during the quarter ending March 31, 2013, and throughout our fiscal year 2013. We anticipate the restructuring will be substantially complete by December 31, 2013. See Note 11 to the audited consolidated financial statements for further information.
Our Market
The target market for our products and services is comprised of cardiologists, internal medicine physicians, family practice physicians, and hospitals in the United States that perform or could perform nuclear and ultrasound diagnostic imaging procedures. During the year ended December 31, 2012, we provided imaging services through DIS to more than 475 physicians and physician groups. We have sold over 700 cameras through our Diagnostic Imaging segment. More than half of our DIS nuclear and ultrasound diagnostic imaging customers are internal medicine physicians or other primary care practitioners, and the remainder are primarily cardiologists. Our market has been negatively affected by lower physician reimbursements from the Center for Medicare and Medicaid Services (CMS) and third party providers for the codes under which our physician customers bill for our services, pricing pressures, decreases in radiopharmaceutical isotope supplies and continuing efforts by some third party payers to reduce health care expenditures by requiring physicians to obtain specific accreditations or certifications. We have been addressing and will continue to address these market pressures by modifying our DIS business model, and assisting our physician customers in complying with new regulations and requirements.

Trends and Drivers

The medical device industry, including the market for nuclear and ultrasound imaging systems and services, is highly competitive. Our business continues to be affected by many factors, including healthcare reimbursement rates for cardiac imaging procedures, competition from alternative imaging modalities such as positron emission tomography (PET) and computed tomography (CT) angiography, competition from other small owner-operated mobile nuclear imaging providers, declining average selling prices for our product offerings and general uncertainty in the healthcare marketplace. We continue to experience significant market changes due to the fluctuations in reimbursement rates and the uncertainty of healthcare legislation. We also continue to experience a low demand for our cameras, partially due to very limited hospital and physician group capital budgets and the general low economic recovery rate. Based on our recent restructuring announcement, we expect most of these trends to continue in the foreseeable future.

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

In our Diagnostic Imaging segment, we continue to focus on single photon emission computed tomography, or SPECT, products targeted specifically at the larger physician practices and hospital marketplace. The most widely used imaging acquisition technology utilizing gamma cameras is single SPECT, and all of our current cardiac gamma cameras employ SPECT methodology. Although the National Electrical Manufacturers Association has reported that the dedicated cardiac nuclear market has declined by approximately 70 percent since 2005, according to industry sources (despite the improving image quality and increasing utilization rates of competing modalities such as CT, PET, and MRI, and diagnostic procedures such as CT angiography), SPECT procedures performed with gamma cameras will continue to be used for a substantial number of cardiac-specific imaging procedures. We believe continued utilization will be driven by patients having easier access to nuclear medicine services at physicians’ offices, lower purchase and maintenance costs, a smaller physical footprint, and easier service logistics of gamma cameras. In an emerging trend in cardiology, SPECT technologies are being integrated with other imaging modalities to form hybrid imaging modalities, such as SPECT/CT, resulting in improved clinical quality and diagnostic certainty. On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs, including a reduction in force. After completion of this restructuring, it is likely that the long-term volume and total revenue of our Diagnostic Imaging camera sales will decrease. Further, we are assessing as part of the restructuring effort if we will continue to manufacture our products internally or outsource manufacturing to a third party, and to what extent we will continue to manufacture our products. See Note 11 to the audited consolidated financial statements for further information.
2012 Financial Highlights
Our consolidated revenues were $50.5 million for the year ended December 31, 2012. This was a decrease of $3.2 million, or 6.0%, over the comparable prior year period. DIS revenue decreased $1.7 million, or 4.6%, primarily due to a reduction in the number of days we scanned for our physician customers coupled with a reduction in our average daily service fee rates. The number of scan days was reduced due to a consolidation in the number of scan days by our physician customers in response to reimbursement uncertainty, in addition to other business factors such as physician pre-certification requirements, making it more difficult for our physician customers to utilize our services. Diagnostic Imaging segment revenues for the year ended December 31, 2012 decreased by $1.5 million, or 9.4%, compared to the prior year period, primarily due to the product mix of cameras sold coupled with a decline in camera pricing related to market pricing pressures. The number of cameras sold increased to 29 from 27 during the year ended December 31, 2012 and 2011, respectively.
We realized a loss from operations and a net loss for the year ended December 31, 2012 primarily as a result of decreased revenues and gross profit. Our consolidated net loss for the year ended December 31, 2012 was $4.9 million, which is an increase of $1.6 million, or 47.3%, compared to our net loss of $3.3 million during the prior year. The DIS segment generated an operating loss primarily as a result of an anticipated settlement related to radiopharmaceutical litigation. The operating loss in the Diagnostic Imaging segment was primarily attributable to lower gross profit due to the product mix of cameras sold and increased excess and obsolete inventory costs as a result of the restructuring plan discussed in further detail in Note 11 to the audited consolidated financial statements.
Our DIS business currently operates in 19 states. For the year ended December 31, 2012, DIS operated 65 nuclear gamma cameras and 55 ultrasound imaging systems. We continue to strive to improve our overall profitability through more efficient utilization of our fleet of gamma cameras and ultrasound equipment. We measure efficiency by tracking system utilization, which is measured based on the percentage of days that our nuclear gamma cameras and ultrasound equipment are used to deliver services to customers out of the total number of days that they are available to deliver such services. System utilization increased to 59.8% for the year ended December 31, 2012, compared to 56.1% in the prior year, primarily due to a decrease in the quantity of equipment in operation during the year.
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
Diagnostic Imaging product revenues are generated from the sales of gamma cameras and follow-on maintenance service contracts. We generally recognize revenue upon delivery to customers. We also provide installation and training for camera sales in the United States. Installation and training is generally performed shortly after delivery and represents a cost which we accrue at the time revenue is recognized. Neither service is essential to the functionality of the product. Maintenance services are sold beyond the term of the warranty, which is generally one year from the date of purchase. Revenue from these contracts is deferred and recognized ratably over the period of the obligation and is included in Diagnostic Imaging product sales.
Reserves for Doubtful Accounts and Billing Adjustments
We provide reserves for billing adjustments and doubtful accounts. We review reserves on a quarterly basis and make adjustments based on our historical experience rate and known collectability issues and disputes. We also consider our bad debt write-off history. Our estimates of collectability could be impacted by material amounts due to changed circumstances, such as a higher number of defaults or material adverse changes in a payor’s ability to meet its obligations. Within DIS, we record adjustments and credit memos that represent billing adjustments within the first 90 days subsequent to the performance of service. A provision for billing adjustments is charged against DIS revenues and a provision for doubtful accounts is charged to general and administrative expenses. Our risk of material loss is mitigated as we only have a small number of customer accounts in both DIS and Diagnostic Imaging that have receivable balances in excess of $100,000.
Inventory
We state inventories at the lower of cost (first-in, first-out) or market (net realizable value) and review our inventory balances for excess and obsolete inventory levels on a quarterly basis. Costs include material, labor and manufacturing overhead and variance costs. We rely on historical information to support our reserve and utilize management’s business judgment. Per our policy, we generally reserve 100% of the cost of inventory quantities in excess of a defined period of demand. Once inventory is reserved, we do not adjust the reserve balance until the inventory is sold or disposed.
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
Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. When indicators of impairment exist, we perform a review of the carrying value of our long-lived assets to be held and used, including certain identifiable intangible assets. No impairment losses were recorded on long-lived assets during the years ended December 31, 2012, 2011 or 2010.
Valuation of Goodwill
We review goodwill for impairment on an annual basis during the fourth quarter, as well as when events or changes in circumstances indicate that the carrying value may not be recoverable. We begin the process by assessing qualitative factors in determining whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. After performing the aforementioned assessment and upon review of the results of such assessment, we may begin performing step one of the two-step impairment analysis by quantitatively comparing the fair value of the reporting unit with goodwill to the carrying value of its long-term assets. If the carrying value of the long-term assets exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test, whereby the carrying value of the reporting unit’s goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference would be recorded. No impairment losses were recorded on goodwill during the years ended December 31, 2012, 2011 or 2010.
Restructuring
Restructuring costs are included in loss from operations within the consolidated statements of comprehensive loss. Losses on property and equipment are recorded consistent with our accounting policy related to long-lived assets. One-time termination benefits are recorded at the time they are communicated to the affected employees. Losses on property lease obligations are recorded when the lease is abandoned.
In response to our ongoing review of current market conditions and internal operations we implemented restructuring activities during the year ended December 31, 2010. The restructuring was complete as of the end of fiscal year 2011.
On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business. See Note 11 to the audited consolidated financial statements.
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

Warranty
We generally provide a 12 month warranty on our gamma cameras. We accrue the estimated cost of this warranty at the time revenue is recorded and charge warranty expense to Diagnostic Imaging cost of revenues. Warranty reserves are established based on historical experience with failure rates and repair costs and the number of systems covered by warranty. Warranty reserves are depleted as gamma cameras are repaired. The costs consist principally of materials, personnel, overhead and transportation. We review warranty reserves quarterly and, if necessary, make adjustments.
Income Taxes

We account for income taxes in accordance with provisions which set forth an asset and liability approach that requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not expected to be realized. In making such a determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.

We follow the provisions of Accounting Standards Codification 740 - Income Taxes, that defines a recognition threshold and measurement attributes for financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. The topic also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under the topic, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We recognize interest and penalties related to uncertain tax positions as a component of the income tax provision.
Results of Operations
The following table sets forth our results from operations, expressed as percentages of total revenues for the years ended December 31, 2012, 2011 and 2010 (in thousands, except percentages):

	Years ended December 31,				Change from Prior Year
	2012	% of 2012 Revenues	2011	% of 2011 Revenues	Dollars	Percent
Revenues:
DIS	$36,064	71.4%	$37,794	70.3%	$(1,730)	(4.6)%
Diagnostic Imaging	14,449	28.6%	15,951	29.7%	(1,502)	(9.4)%
Total revenues	50,513	100.0%	53,745	100.0%	(3,232)	(6.0)%
Total cost of revenues	37,421	74.1%	38,987	72.5%	(1,566)	(4.0)%
Gross profit	13,092	25.9%	14,758	27.5%	(1,666)	(11.3)%
Operating expenses:
Research and development	3,716	7.4%	2,738	5.1%	978	35.7%
Marketing and sales	6,402	12.7%	7,622	14.2%	(1,220)	(16.0)%
General and administrative	7,839	15.5%	7,741	14.4%	98	1.3%
Amortization of intangible assets	233	0.5%	331	0.6%	(98)	(29.6)%
Restructuring loss (gain)	—	—%	(164)	(0.3)%	164	(100.0)%
Total operating expenses	18,190	36.0%	18,268	34.0%	(78)	(0.4)%
Loss from operations	(5,098)	(10.1)%	(3,510)	(6.5)%	(1,588)	45.2%
Other income	174	0.3%	168	0.3%	6	3.6%
Net loss	$(4,924)	(9.7)%	$(3,342)	(6.2)%	$(1,582)	47.3%

	Years Ended December 31,				Change from Prior Year
	2011	% of 2011 Revenues	2010	% of 2010 Revenues	Dollars	Percent
Revenues:
DIS	$37,794	70.3%	$39,542	70.4%	$(1,748)	(4.4)%
Diagnostic Imaging	15,951	29.7%	16,641	29.6%	(690)	(4.1)%
Total revenues	53,745	100.0%	56,183	100.0%	(2,438)	(4.3)%
Total cost of revenues	38,987	72.5%	44,179	78.6%	(5,192)	(11.8)%
Gross profit	14,758	27.5%	12,004	21.4%	2,754	22.9%
Operating expenses:
Research and development	2,738	5.1%	2,875	5.1%	(137)	(4.8)%
Marketing and sales	7,622	14.2%	5,922	10.5%	1,700	28.7%
General and administrative	7,741	14.4%	9,007	16.0%	(1,266)	(14.1)%
Amortization of intangible assets	331	0.6%	435	0.8%	(104)	(23.9)%
Restructuring (gain) loss	(164)	(0.3)%	355	0.6%	(519)	(146.2)%
Total operating expenses	18,268	34.0%	18,594	33.1%	(326)	(1.8)%
Loss from operations	(3,510)	(6.5)%	(6,590)	(11.7)%	3,080	(46.7)%
Other income	168	0.3%	376	0.7%	(208)	(55.3)%
Net loss	$(3,342)	(6.2)%	$(6,214)	(11.1)%	$2,872	(46.2)%

Restructuring. On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs, including a reduction in force. After completion of this planned restructuring, we believe the overall operating cash flow of the Company will increase. However, it is also likely that the long-term volume and total revenue of our Diagnostic Imaging camera sales will decrease. Further, we are assessing as part of the restructuring effort if we will continue to manufacture our products internally or outsource manufacturing to a third party, and to what extent we will continue to manufacture our products. This restructuring will result in certain charges that will be incurred during the quarter ending March 31, 2013, and throughout our fiscal year 2013. We anticipate the restructuring will be substantially complete by December 31, 2013.
Comparison of Years Ended December 31, 2012 and 2011
Revenues
Consolidated. Consolidated revenue was $50.5 million for the year ended December 31, 2012, a decrease of $3.2 million, or 6.0%, from the prior year period, primarily as a result of a reduction in revenue generated from our DIS business segment and lower camera revenue generated from product sales in our Diagnostic Imaging business segment. DIS revenue accounted for 71.4% of total revenues for the year ended December 31, 2012, compared to 70.3% for prior year period. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue.
DIS. Our DIS revenue was $36.1 million for the year ended December 31, 2012, a decrease of $1.7 million, or 4.6%, from the prior year period. The decrease resulted from a reduction in the number of days our physician customers utilized our imaging services and a decline in our daily service fee.
Diagnostic Imaging. Our Diagnostic Imaging revenue was $14.4 million for the year ended December 31, 2012, a decrease of $1.5 million, or 9.4%, compared to the prior year period, primarily due to the mix of camera products which were sold to cardiology practices and hospitals. The number of cameras sold increased to 29 from 27 during the year ended December 31, 2012 and 2011, respectively. It is likely that the long-term volume and total revenue of our Diagnostic Imaging camera sales will decrease in the future due to the Diagnostic Imaging restructuring initiative.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $13.1 million for the year ended December 31, 2012, a decrease of $1.7 million, or 11.3%, compared to the prior year period. The decrease in consolidated gross profit is primarily the result of the mix in camera product sales from our Diagnostic Imaging business segment, increased excess and obsolete inventory costs as a result of the Diagnostic Imaging restructuring initiative and fewer imaging days in our DIS business segment, partially offset by lower radiopharmaceutical costs. Consolidated gross profit as a percentage of revenue decreased to 25.9% for the year ended December 31, 2012 from 27.5% for the prior year.
DIS. Cost of DIS revenue consists of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with the provision of services. Cost of DIS revenue was $27.3 million for the year ended December 31, 2012, a decrease of $2.4 million, or 8.0%, from the prior year period, primarily as a result of decreased revenues partially offset by lower radiopharmaceutical costs. DIS gross profit was $8.8 million for the year ended December 31, 2012, an increase of $0.6 million, or 8.0% , as compared to the prior year period. DIS gross profit as a percentage of DIS revenue increased to 24.3% for the year ended December 31, 2012 from 21.5% for the prior year due to lower radiopharmaceutical costs and an improvement in operational performance primarily associated with the management of resources and equipment.
Diagnostic Imaging. Cost of Diagnostic Imaging segment revenue primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Cost of Diagnostic Imaging revenues was $10.1 million for the year ended December 31, 2012, an increase of $0.8 million, or 8.7%, over the prior year period. Diagnostic Imaging gross profit was $4.3 million for the year ended December 31, 2012, a decrease of $2.3 million, or 34.9% as compared to the prior year period. Diagnostic Imaging gross profit as a percentage of Diagnostic Imaging revenue decreased to 29.9% for the year ended December 31, 2012 from 41.6% for the prior year primarily due to changes in camera product mix and increased excess and obsolete inventory costs as a result of the restructuring initiative.
Operating Expenses
Research and Development.  Research and development expenses are the costs associated with the design, development and expansion of our existing technology and consist of salaries, development material costs, facility and overhead costs, consulting fees, and non-recurring engineering costs. Research and development expenses were $3.7 million for the year ended December 31, 2012, representing an increase of $1.0 million, or 35.7% compared to the prior year mainly due to initiatives to explore and develop new products and technologies. Research and development expenses were 25.7% and 17.2% of Diagnostic Imaging revenue for the years ended December 31, 2012 and 2011, respectively. The increase is primarily due to a decrease in Diagnostic Imaging revenue of $1.5 million and the aforementioned exploration of new initiatives. We expect research and development costs to decrease in the future as a result of the Diagnostic Imaging restructuring initiative.
Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and trade show costs. Marketing and sales expenses were $6.4 million for the year ended December 31, 2012, a decrease of $1.2 million, or 16.0%, compared to the prior year, primarily as a result of lower personnel related costs and marketing support costs. Marketing and sales expenses as a percentage of total revenues were 12.7% and 14.2% for the years ended December 31, 2012 and 2011, respectively. We expect marketing and sales expenses to decrease in the future as a result of the Diagnostic Imaging restructuring initiative.
General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology and executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $7.8 million for the year ended December 31, 2012, an increase of $0.1 million, or 1.3%, compared to the prior year. General and administrative expenses were 15.5% of total revenue for the year ended December 31, 2012 compared to 14.4% for the prior year.
Comparison of Years Ended December 31, 2011 and 2010
Revenues
Consolidated. Consolidated revenue was $53.7 million for the year ended December 31, 2011, a decrease of $2.4 million, or 4.3%, from the prior year period, primarily as a result of a reduction in our DIS business segment combined with lower camera sales in our Diagnostic Imaging business segment. DIS revenue accounted for 70.3% of total revenues for the year ended December 31, 2011, compared to 70.4% for prior year period.
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
Diagnostic Imaging. Our Diagnostic Imaging revenue was $16.0 million for the year ended December 31, 2011, a decrease of $0.7 million, or 4.1%, compared to the prior year period primarily due to a reduction in the number of cameras which were sold to cardiology practices and hospitals. The number of cameras sold decreased to 27 from 34 during the year ended December 31, 2011 and 2010, respectively. We believe that economic factors affected our customers' buying decisions, including the uncertainty in the credit markets, a slowing economy, and continued healthcare imaging reimbursement pressures.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $14.8 million for the year ended December 31, 2011, an increase of $2.8 million, or 22.9%, compared to the prior year period. The increase in consolidated gross profit is primarily the result of improving gross margins in our Diagnostic Imaging and DIS business segments. Consolidated gross profit as a percentage of revenue increased to 27.5% for the year ended December 31, 2011 from 21.4% for the prior year period.
DIS. Cost of DIS revenue consists of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with the provision of services. Cost of DIS revenue was $29.7 million for the year ended December 31, 2011, a decrease of $2.9 million, or 8.9%, from the prior year period, primarily as a result of decreased expenses from fewer scans, more efficient utilization of labor and equipment, aligning labor and revenue by a shift from all full-time (fixed) labor to some part-time (variable) labor, combining certain positions and changing the useful lives of our DIS camera fleet from five years to ten years. This change in lives resulted in a decrease to depreciation expense, included in cost of revenues, of approximately $0.4 million in the year ended December 31, 2011.
DIS gross profit was $8.1 million for the year ended December 31, 2011, an increase of $1.1 million, or 16.3% as compared to the prior year period. DIS gross profit as a percentage of DIS revenue increased to 21.5% for the year ended December 31, 2011 from 17.7% for the prior year due to improvement in operational performance primarily associated with the management of labor and equipment and the change in the useful lives of our DIS camera fleet.
Diagnostic Imaging. Cost of Diagnostic Imaging revenue primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Cost of Diagnostic Imaging revenues was $9.3 million for the year ended December 31, 2011, a decrease of $2.3 million, or 19.8%, over the prior year period. Diagnostic Imaging gross profit was $6.6 million for the year ended December 31, 2011, an increase of $1.6 million, or 32.1% as compared to the prior year period. Diagnostic Imaging gross profit as a percentage of Diagnostic Imaging revenue increased to 41.6% for the year ended December 31, 2011 from 30.2% for the prior year due to lower excess and obsolete inventory reserves and the sale of certain previously reserved cameras, partially offset by higher manufacturing variances due to a key component supply issue.
Operating Expenses
Research and Development. Research and development expenses are associated with the design, development and enhancement of our products, and consist of salaries, development material costs, facility and overhead costs, consulting fees, and non-recurring engineering costs. We continue to invest in research and development with a focus on innovation as we seek to improve our existing technology. Research and development expenses were $2.7 million for the year ended December 31, 2011, representing a decrease of $0.1 million, or 4.8%, compared to the prior year period. Research and development expenses were 17.2% and 17.3% of Diagnostic Imaging revenue for the years ended December 31, 2011 and 2010, respectively.
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

Liquidity and Capital Resources
General
We require capital principally for capital expenditures and to finance accounts receivable and inventory, which we manage closely. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of deliveries and the payment cycles of our customers. Our capital expenditures consist primarily of nuclear cameras, ultrasound machines, vans, manufacturing and development equipment and computer hardware and software. As of December 31, 2012, we had cash, cash equivalents and securities available-for-sale of $27.2 million. We generally invest our cash reserves in money market funds, U.S. treasury and corporate debt securities. Based upon our current level of expenditures, we believe our working capital, together with cash flows from operating activities, will be adequate to meet our anticipated cash requirements for capital expenditures and working capital for at least the next 12 months.
Cash Flows
The following table shows cash flow information for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net cash provided by (used in) operating activities	$(1,082)	$965	$229
Net cash provided by (used in) investing activities	$(2,715)	$2,515	$6,710
Net cash provided by (used in) financing activities	$(728)	$100	$(40)
Operating Activities
Net cash used in operating activities increased by $2.0 million for the year ended December 31, 2012 compared to the prior year period. The increase was primarily related to the increase in net loss and decreases in non-cash charges related to depreciation, amortization of intangible assets and stock based compensation.
Net cash provided by operating activities increased $0.7 million for the year ended December 31, 2011 compared to the prior year period. This increase was primarily attributable to the decreased net loss, increases related to changes in working capital accounts (particularly collection of accounts receivable), partially offset by increases in inventory and decreased non-cash charges related to depreciation, bad debt and other non-cash charges.
Investing Activities
Net cash used in investment activities increased by $5.2 million for the year ended December 31, 2012 compared to the prior year period. On December 31, 2012, we acquired the operating assets of a nuclear and ultrasound imaging business located in the Southeastern U.S. The total cash used for this acquisition was $475,000. The remaining increased use of cash compared to fiscal year 2011 was primarily attributable to increased net investments in securities available for sale.
Net cash provided by investing activities decreased $4.2 million for the year ended December 31, 2011 compared to the prior year period. This decrease was primarily attributable to decreased net proceeds from maturing available-for-sale securities partially offset by lower purchases of property and equipment.
Financing Activities
Net cash used in financing activities increased by $0.8 million for the year ended December 31, 2012 compared to the prior year period. This increase was primarily attributable to repurchases of common stock.
Net cash provided financing activities increased by $0.1 million for the year ended December 31, 2011 compared to the prior year period. This increase was primarily attributable to increased stock option exercises.
Contractual Obligations
We are committed to making future cash payments on capital leases (including interest) and operating leases. We have not guaranteed the debt of any other party. The following table summarizes our contractual obligations as of December 31, 2012 (amounts in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$2,723	$1,104	$1,481	$138	$—

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Digirad Corporation
We have audited the accompanying consolidated balance sheets of Digirad Corporation as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digirad Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
San Diego, California
March 13, 2013

DIGIRAD CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$19,514	$24,039
Securities available-for-sale	7,679	6,413
Accounts receivable, net	6,329	6,320
Inventories, net	4,979	6,178
Other current assets	703	855
Restricted cash	244	194
Total current assets	39,448	43,999
Property and equipment, net	4,693	5,367
Intangible assets, net	584	477
Goodwill	184	184
Total assets	$44,909	$50,027

Liabilities
Current liabilities:
Accounts payable	$1,546	$1,330
Accrued compensation	2,364	2,291
Accrued warranty	326	297
Deferred revenue	1,849	2,099
Other accrued liabilities	2,199	2,397
Total current liabilities	8,284	8,414
Other liabilities	176	126
Total liabilities	8,460	8,540

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 19,144,448 and 18,901,160 shares issued and outstanding (net of treasury shares) at December 31, 2012 and 2011, respectively	2	2
Treasury stock, at cost; 1,073,641 shares and 582,825 shares at December 31, 2012 and 2011, respectively	(2,086)	(1,058)
Additional paid-in capital	156,634	155,704
Accumulated other comprehensive income	17	33
Accumulated deficit	(118,118)	(113,194)
Total stockholders’ equity	36,449	41,487
Total liabilities and stockholders’ equity	$44,909	$50,027

See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Years ended December 31,
	2012	2011	2010
Revenues:
DIS	$36,064	$37,794	$39,542
Diagnostic Imaging	14,449	15,951	16,641
Total revenues	50,513	53,745	56,183
Cost of revenues:
DIS	27,293	29,672	32,561
Diagnostic Imaging	10,128	9,315	11,618
Total cost of revenues	37,421	38,987	44,179
Gross profit	13,092	14,758	12,004

Operating expenses:
Research and development	3,716	2,738	2,875
Marketing and sales	6,402	7,622	5,922
General and administrative	7,839	7,741	9,007
Amortization of intangible assets	233	331	435
Restructuring loss (gain)	—	(164)	355
Total operating expenses	18,190	18,268	18,594

Loss from operations	(5,098)	(3,510)	(6,590)
Other income (expense):
Interest income	97	165	378
Other income (expense)	77	3	(2)
Total other income	174	168	376
Net loss	$(4,924)	$(3,342)	$(6,214)

Net loss per share:
Basic and diluted	$(0.26)	$(0.18)	$(0.33)
Shares used in per share computations:
Weighted average shares outstanding—basic	19,274	19,052	18,774
Weighted average shares outstanding—diluted	19,274	19,052	18,774

Net loss	$(4,924)	$(3,342)	$(6,214)
Other comprehensive loss:
Unrealized loss on marketable securities	(16)	(30)	(86)
Total other comprehensive loss	(16)	(30)	(86)
Comprehensive loss	$(4,940)	$(3,372)	$(6,300)

See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2012	2011	2010
Operating activities
Net loss	$(4,924)	$(3,342)	$(6,214)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	1,898	2,765	3,815
Amortization	233	331	435
Provision for bad debts	(30)	237	832
Stock-based compensation	630	800	891
Restructuring loss	—	—	355
(Gain) loss on disposal of assets	(104)	(103)	154
Amortization of premium on securities available-for-sale	140	286	285
Changes in operating assets and liabilities:
Accounts receivable	21	970	(806)
Inventories	1,057	(1,046)	1,280
Other assets	127	6	196
Accounts payable	216	(364)	74
Accrued compensation	73	691	(912)
Deferred revenue	(250)	(280)	(215)
Other liabilities	(119)	208	59
Restricted cash	(50)	(194)	—
Net cash provided by (used in) operating activities	(1,082)	965	229

Investing activities
Purchases of property and equipment	(936)	(709)	(1,437)
Proceeds from sale of property and equipment	118	165	55
Business acquisition	(475)	—	—
Purchases of securities available-for-sale	(4,887)	(13,086)	(5,477)
Sales and maturities of securities available-for-sale	3,465	16,145	13,569
Net cash provided by (used in) investing activities	(2,715)	2,515	6,710

Financing activities
Issuances of common stock	300	119	44
Repurchases of common stock	(1,028)	(19)	(48)
Repayment of obligations under capital leases	—	—	(36)
Net cash provided by (used in) financing activities	(728)	100	(40)

Net (decrease) increase in cash and cash equivalents	(4,525)	3,580	6,899
Cash and cash equivalents at beginning of year	24,039	20,459	13,560
Cash and cash equivalents at end of year	$19,514	$24,039	$20,459
See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock		Treasury Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance January 1, 2010	19,024	$2	547	$(991)	$153,867	$149	$(103,638)	$49,389
Stock-based compensation	—	—	—	—	874	—	—	874
Shares issued under stock incentive plans	147	—	—	—	44	—	—	44
Repurchases of common stock	—	—	26	(48)	—	—	—	(48)
Net loss	—	—	—	—	—	—	(6,214)	(6,214)
Unrealized loss on securities available-for-sale	—	—	—	—	—	(86)	—	(86)
Balance December 31, 2010	19,171	2	573	(1,039)	154,785	63	(109,852)	43,959
Stock-based compensation	—	—	—	—	800	—	—	800
Shares issued under stock incentive plans	313	—	—	—	119	—	—	119
Repurchases of common stock	—	—	10	(19)	—	—	—	(19)
Net loss	—	—	—	—	—	—	(3,342)	(3,342)
Unrealized loss on securities available-for-sale	—	—	—	—	—	(30)	—	(30)
Balance December 31, 2011	19,484	2	583	(1,058)	155,704	33	(113,194)	41,487
Stock-based compensation	—	—	—	—	630	—	—	630
Shares issued under stock incentive plans	734	—	—	—	300	—	—	300
Repurchases of common stock	—	—	491	(1,028)	—	—	—	(1,028)
Net loss	—	—	—	—	—	—	(4,924)	(4,924)
Unrealized loss on securities available-for-sale	—	—	—	—	—	(16)	—	(16)
Balance December 31, 2012	20,218	$2	1,074	$(2,086)	$156,634	$17	$(118,118)	$36,449
See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	The Company
Digirad Corporation (“Digirad"), a Delaware corporation, is one of the largest national providers of in-office nuclear cardiology imaging and ultrasound services to physician practices, hospitals and imaging centers through our Digirad Imaging Solutions (“DIS”) division. We also sell medical diagnostic imaging systems including solid-state gamma cameras for nuclear cardiology and general nuclear medicine applications, as well as provide service on the products we sell. Digirad has two reportable segments, DIS and Diagnostic Imaging which are collectively referred to herein as the “Company”. The accompanying consolidated financial statements include the operations of both segments. Intercompany accounts and transactions are accounted for at cost and have been eliminated in consolidation. All our long-lived assets are located in the United States. Substantially all of our revenues arise from sales activity in the United States. Through DIS, we provide in-office imaging services to physicians, offering certified personnel, required licensure, an imaging system and other support and supplies for the performance of nuclear and ultrasound imaging procedures under the supervision of its physician customers. DIS' physician customers enter into annual service contracts for imaging services generally delivered on a per-day basis. Our Diagnostic Imaging segment sells solid-state gamma cameras and provides camera service and maintenance.

On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging segment. See Note 11 to the audited consolidated financial statements for further information.

NOTE 2.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The consolidated financial statements are prepared in conformity with United States generally accepted accounting principles ("GAAP") and include the financial statements of the Company and its wholly owned subsidiaries. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from management’s estimates. All significant intercompany accounts and transactions have been eliminated. In addition certain reclassifications have been made to the prior year financial statements to conform to the current period presentation.
Revenue Recognition
We derive revenue primarily from providing in-office services to support the performance of cardiac imaging procedures and from selling and servicing solid-state digital gamma cameras. We recognize revenue in accordance with the authoritative guidance for revenue recognition, when all of the following four criteria are met: (i) a contract or sales arrangement exists; (ii) products have been shipped and title has transferred or services have been rendered; (iii) the price of the products or services is fixed or determinable; and (iv) collectability is reasonably assured. The timing of revenue recognition is based upon factors such as passage of title and risk of loss, the need for installation, and customer acceptance. These factors are based on the specific terms of each contract or sales arrangement.
DIS revenue is derived from the service of personnel and equipment for in-office nuclear and ultrasound imaging procedures. Revenue related to imaging services is recognized at the time services are performed and collection is reasonably assured. These services are generally billed on a per-day basis under annual contracts, which specify the number of days of service to be provided, or on a flat rate month-to-month basis.
Diagnostic Imaging segment revenue is generated from the sales of gamma cameras and follow-on maintenance service contracts. We generally recognize revenue upon delivery to customers. We also provide installation and training for camera sales in the United States. Installation and training services are generally performed shortly after delivery and represent costs which are accrued at the time revenue is recognized. Neither service is essential to the functionality of the product. Maintenance services are sold beyond the term of the warranty, which is generally one year from the date of purchase. Revenue from these contracts is deferred and recognized ratably over the service period and is included in Diagnostic Imaging sales.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Significant estimates include reserves for doubtful accounts and excess and obsolete inventories, valuations and impairments of long-lived assets and of goodwill, revenue and billing adjustments, warranty costs, the valuation allowance for deferred tax assets, estimated restructuring charges, and the assumptions used in estimating the fair value of stock options. Actual results could differ from those estimates.
Concentration of Credit Risk and Significant Customers
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments and accounts receivable. We limit our exposure to credit loss by placing our cash and investments in high credit quality financial institutions and investment grade corporate debt securities. Additionally, we have established guidelines regarding diversification our investments and their maturities, which are designed to maintain principal and maximize liquidity. No single customer represented greater than ten percent of our sales for any of the years presented.
Fair Value of Financial Instruments
The authoritative guidance for fair value measurements defines fair value for accounting purposes, establishes a framework for measuring fair value and provides disclosure requirements regarding fair value measurements. The guidance defines fair value as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Our financial instruments primarily consist of cash equivalents, securities available-for-sale, accounts receivable, other current assets, restricted cash, accounts payable and other current liabilities. The carrying amount of these financial instruments generally approximate fair value due to their short term nature. Securities available-for-sale are recorded at fair value.
Cash and Cash Equivalents
We consider all investments with a maturity of three months or less when acquired to be cash equivalents.
Securities Available-for-Sale
Securities available-for-sale primarily consist of investment grade corporate debt securities. We classify all securities as available-for-sale and as current assets, as the sale of such securities may be required prior to maturity to execute management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. It is not more likely than not that we will be required to sell investments before recovery of their amortized costs. As of December 31, 2012, none of our investments have been in an unrealized loss position for more than 12 months. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in other income (expense) within the consolidated statements of comprehensive loss.
The following table sets forth the composition of securities available-for-sale as of December 31, 2012 and 2011 (in thousands):

As of December 31, 2012	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt securities	3 or less	$7,662	$17	$—	$7,679

As of December 31, 2011	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt securities	2 or less	$6,380	$33	$—	$6,413
We invest cash in accordance with guidelines which require its investments in marketable securities to meet minimum credit ratings assigned by established credit organizations. We also diversify our investments through specifying maximum investments by instrument type and issuer. It is our policy to invest in instruments that have a final maturity of no longer than three years, with a portfolio weighted average maturity of no longer than 9 months.

Allowance for Doubtful Accounts and Billing Adjustments
Accounts receivable consist principally of trade receivables from customers and are generally unsecured and due within 30 days. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts within accounts receivable, net in the consolidated balance sheets.
We review reserves on a quarterly basis and makes adjustments based on historical experience and known collectability issues and disputes. Within DIS, we provide reserves for adjustments and credit memos that represent billing adjustments that are normally adjusted within the first 90 days subsequent to the performance of service. A provision for billing adjustments is charged against DIS revenues and a provision for doubtful accounts is charged to general and administrative expenses. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts.
The following table summarizes our allowance for doubtful accounts and billing adjustments as of and for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Allowance for Doubtful Accounts (1)	Reserves for Billing Adjustments and Contractual Allowances (2)
Balance at December 31, 2009	$877	$413
Provision	832	1,127
Write-offs and recoveries, net	(522)	(1,128)
Balance at December 31, 2010	1,187	412
Provision	237	868
Write-offs and recoveries, net	(676)	(924)
Balance at December 31, 2011	748	356
Provision	224	232
Write-offs and recoveries, net	(459)	(507)
Balance at December 31, 2012	$513	$81

(1)	The provision was charged against general and administrative expenses.

(2)	The provision was charged against revenue.
Inventory
Our inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) and we review inventory balances for excess and obsolete inventory levels on a quarterly basis. Costs include material, labor and manufacturing overhead costs. We rely on historical information to support our excess and obsolete reserves and utilize our business judgment with respect to estimated future demand. Per our policy, we generally reserve 100% of the cost of inventory quantities in excess of a defined period of demand. Once inventory is reserved, we do not adjust the reserve balance until the inventory is sold or disposed.
As a result of the restructuring initiative announced on February 28, 2013, we recorded approximately $1.2 million of reserve for excess and obsolete inventory for the year ended December 31, 2012.
The following table summarizes our reserves for excess and obsolete inventory as of and for the years ended December 31, 2012, 2011 and 2010 (in thousands):

Reserve for Excess and Obsolete Inventories (1)
Balance at December 31, 2009	$797
Provision	1,411
Write-offs and scrap	(317)
Balance at December 31, 2010	1,891
Provision	82
Write-offs and scrap	(380)
Balance at December 31, 2011	1,593
Provision	1,164
Write-offs and scrap	(192)
Balance at December 31, 2012	$2,565

(1)	The provision was charged against Diagnostic Imaging cost of revenues.
Long-Lived Assets including Finite Lived Purchased Intangible Assets
Long-lived assets consist of property and equipment and finite lived intangible assets. We record property and equipment at cost, and records other intangible assets based on their fair values at the date of acquisition. We calculate depreciation on property and equipment using the straight-line method over the estimated useful life of the assets which average 6 years for machinery and equipment, 3 years for computer hardware and software and the lower of the lease term or an average of 5 years for leasehold improvements. We calculate amortization on other intangible assets using either the accelerated or the straight-line method over the estimated useful life of the assets, based on when we expect to receive cash inflows generated by the intangible assets.
Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment losses were recorded on long-lived assets during the years ended December 31, 2012, 2011 and 2010.
Valuation of Goodwill
We review goodwill for impairment on an annual basis during the fourth quarter, as well as when events or changes in circumstances indicate that the carrying value may not be recoverable. We begin the process by assessing qualitative factors in determining whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. After performing the aforementioned assessment and upon review of the results of such assessment, we may begin performing step one of the two-step impairment analysis by quantitatively comparing the fair value of the reporting unit with goodwill to the carrying value of its long-term assets. If the carrying value of the long-term assets exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test, whereby the carrying value of the reporting unit’s goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference would be recorded.
Restricted Cash
As of December 31, 2012, we hold $0.2 million of money market funds that are restricted from withdrawal as they are held as collateral for a letter of credit related to an annual workers' compensation policy.
Restructuring
Restructuring costs are included in loss from operations within the consolidated statements of comprehensive loss. Losses on property and equipment are recorded consistent with our accounting policy related to long-lived assets. One-time termination benefits are recorded at the time they are communicated to the affected employees. Losses on property lease obligations are recorded when the lease is abandoned.
In response to our ongoing review of current market conditions and internal operations we implemented restructuring activities during the year ended December 31, 2010. The restructuring was complete as of the end of fiscal year 2011.

On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business. See Note 11 to the audited consolidated financial statements for further information.
Shipping and Handling Fees and Costs
We record all shipping and handling billings to customers as revenue earned for the goods provided. Shipping and handling costs are included in cost of revenues and totaled $0.2 million, $0.1 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Share-Based Compensation
We account for share-based awards exchanged for services in accordance with the authoritative guidance for share-based payments. Under this guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the requisite service period.
Warranty
We generally provide a 12 month warranty on our gamma cameras. We accrue the estimated cost of this warranty at the time revenue is recorded and charge warranty expense to Diagnostic Imaging cost of revenues. Warranty reserves are established based on historical experience with failure rates and repair costs and the number of systems covered by warranty. Warranty reserves are depleted as gamma cameras are repaired. The costs consist principally of materials, personnel, overhead and transportation. We review warranty reserves quarterly and, if necessary, make adjustments.
The activities related to our warranty reserve for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$297	$378	$332
Charges to Diagnostic Imaging cost of revenues	453	708	670
Applied to liability	(424)	(789)	(624)
Balance at end of year	$326	$297	$378
Research and Development
Research and development costs are expensed as incurred.
Advertising Costs
Advertising costs are expensed as incurred. Total advertising costs for each of the years ended December 31, 2012, 2011 and 2010 were $0.5 million, $0.6 million and $0.4 million, respectively.
Net Loss Per Share
Basic earnings per share (EPS) is calculated by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding. Diluted EPS is computed by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units under the treasury stock method. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. Shares used to compute basic net loss per share include 221,335, 289,394, and 244,531 vested restricted stock units for the years ended December 31, 2012, 2011 and 2010, respectively.
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2012	2011	2010
Net loss	$(4,924)	$(3,342)	$(6,214)

Shares used to compute basic net loss per share	19,274	19,052	18,774
Dilutive potential common shares:
Stock options	—	—	—
Restricted stock units	—	—	—
Shares used to compute diluted net loss per share	19,274	19,052	18,774

Basic and diluted net loss per share	$(0.26)	$(0.18)	$(0.33)
Since we incurred net losses for the years ended December 31, 2012, 2011 and 2010, 403,670, 601,491 and 528,356 common share equivalents were excluded from the computation of diluted net loss per share for years ended December 31, 2012, 2011 and 2010, respectively, as their effect would be antidilutive.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes unrealized gains or losses on our marketable securities.

Income Taxes

We account for income taxes in accordance with provisions which set forth an asset and liability approach that requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not expected to be realized. In making such a determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.

We follow the provisions of Accounting Standards Codification 740 - Income Taxes, that defines a recognition threshold and measurement attributes for financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. The topic also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under the topic, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We recognize interest and penalties related to uncertain tax positions as a component of the income tax provision.
Acquisition

On December 31, 2012, we acquired the operating assets of a nuclear and ultrasound imaging business located in the Southeastern U.S. The total purchase price was $500,000, including forgiveness of a $25,000 note receivable. Of the net purchase price, $340,000 was allocated to intangible assets and $135,000 to property, plant and equipment. The acquisition was accounted for in accordance with Accounting Standards Codification Topic 805: Business Combinations.
Accounting Standards Updates

In June and December 2011, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. We adopted this guidance beginning on January 1, 2012. The adoption did not have a material effect on our financial condition or results of operations, and only resulted in a change to financial statement presentation.

On May 12, 2011 the FASB issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" (ASU 2011-04). This update amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011. We adopted this guidance beginning on January 1, 2012. The adoption of this guidance did not have a material effect on our financial condition or results of operations.

NOTE 3.	Supplementary Balance Sheet Information (in thousands):

	December 31, 2012	December 31, 2011
Inventories, net:
Raw materials	$2,522	$2,899
Work-in-process	3,161	2,665
Finished goods	1,861	2,207
	7,544	7,771
Less reserve for excess and obsolete inventories	(2,565)	(1,593)
	$4,979	$6,178

	December 31, 2012	December 31, 2011
Property and equipment, net:
Machinery and equipment	$22,302	$21,684
Computer hardware and software	2,827	2,712
Leasehold improvements	865	813
	25,994	25,209
Accumulated depreciation	(21,301)	(19,842)
	$4,693	$5,367

	December 31, 2012	December 31, 2011
Intangible assets, net (1):
Customer relationships	$2,940	$2,600
Covenants not to compete	300	300
Patents	141	141
	3,381	3,041
Accumulated amortization of customer relationships	(2,402)	(2,201)
Accumulated amortization of covenants not to compete	(300)	(280)
Accumulated amortization of patents	(95)	(83)
	$584	$477

(1)
Amortization expense for intangible assets, net for the years ended December 31, 2012, 2011 and 2010 was $0.2 million, $0.3 million and $0.4 million, respectively. Estimated amortization expense for intangible assets for 2013 is $0.2 million, for 2014 is $0.1 million, for 2015 is $0.1 million, for 2016 and thereafter less than $0.2 million.

	December 31, 2012	December 31, 2011
Other accrued liabilities:
Outside services and consulting	$208	$836
Sales and property taxes payable	211	473
Professional fees	319	293
Radiopharmaceuticals and consumable medical supplies	238	243
Facilities and related costs	216	129
Travel expenses	100	110
Legal reserve	385	—
Other accrued liabilities	522	313
	$2,199	$2,397

NOTE 4.	Fair Value Measurements
We categorize our assets and liabilities measured at fair value into a three-level hierarchy in accordance with the authoritative guidance for fair value measurements. Assets and liabilities presented at fair value in our consolidated balance sheets are generally categorized as follows:

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
As required by the authoritative guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy our assets that were recorded at fair value as of December 31, 2012 and 2011 (in thousands).

	At Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$7,679	$—	$7,679

	At Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$6,413	$—	$6,413

Our investments in corporate debt securities are valued based on quoted market prices for identical securities. Some of the corporate debt securities we hold do not trade on a daily basis. For investments that do not trade on a daily basis, we utilize a variety of pricing sources to determine fair value and corroborate the fair value by observing market data prior and subsequent to the balance sheet date.

NOTE 5.	Goodwill
Goodwill has been recorded within a reporting unit of our DIS segment since the acquisition of net assets from Ultrascan. As a result of our annual impairment test during the fourth quarter of 2008, we recorded a $2.5 million impairment loss due to a significant decline in its market capitalization, adjusting goodwill to its current carrying value of $0.2 million. We determined the implied fair value of our goodwill utilizing the discounted cash flow method under the income approach. Under the income approach, we derived the fair value based on the present value of estimated future cash flows, which were based on historical data and assumptions pertaining to the market. In performing the 2012 goodwill impairment test, we assessed the relevant qualitative factors and concluded that it is more likely than not that the fair value of our goodwill is greater than the carrying amount. After reaching this conclusion, no further testing was performed. The qualitative factors we considered included, but were not limited to, general economic conditions, the industry outlook, our recent and forecasted financial performance and the price of our common stock. No impairment loss was recorded in 2012, 2011 or 2010.

NOTE 6.	Commitments and Contingencies
Leases
We are currently leasing its facility which has approximately 47,000 square feet of manufacturing and office space. The lease expires in February 2016. The minimum annual rent on the facility is subject to increases specified in the lease. We are also required to pay taxes, insurance and operating costs under the facility lease. We have the option to renew the lease for two additional three-year options to extend beyond its expiration, which is conditional on our occupation of the entire facility.
We lease facilities and certain automotive equipment under non-cancelable operating leases expiring from January 1, 2013 through October 31, 2017. Rent expense is recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured as determined at lease inception. The difference between rent expense and rent paid is recorded as deferred rent and is included in other liabilities. Rent expense was $1.3 million for the years ended December 31, 2012, 2011 and 2010. The future minimum rental payments due under non-cancelable operating leases having initial or remaining lease terms in excess of one year as of December 31, 2012 are as follows (in thousands):

Operating Leases
2013	$1,104
2014	792
2015	689
2016	120
2017	18
Thereafter	—
Total minimum lease payments	$2,723
Radiopharmaceutical litigation. We have been engaged in a contractual dispute with our former radiopharmaceutical supplier who alleges that we, along with another radiopharmaceutical supplier, collaborated and breached our supply commitment contract. In March 2013, we entered into negotiations with the former supplier, and believe we are nearing a settlement. Based on this, we estimate the impact to the Company will be approximately $385,000, which we have recorded within other accrued liabilities as of December 31, 2012 in the accompanying consolidated balance sheet.
Other matters. In the normal course of business, we have been, and will likely continue to be, subject to litigation or administrative proceedings incidental to its business, such as claims related to customer disputes, employment practices, wage and hour disputes, product liability, professional liability, commercial disputes, licensure restrictions or denials, and warranty or patent infringement. Responding to litigation or administrative proceedings, regardless of whether they have merit, can be expensive and disruptive to normal business operations. As litigation and the administrative proceedings are inherently uncertain, we cannot predict the outcome of such matters. While the ultimate outcome of litigation is always uncertain, we do not believe that any such outcomes will have a material adverse effect on our business or financial results.

NOTE 7.	Share-Based Compensation

At December 31, 2012, we have two active stock option plans, the 2004 Stock Incentive Plan (the “2004 Plan”) and the 2011 Inducement Stock Incentive Plan (the “2011 Plan”), (collectively the “Plans”), under which stock options and restricted stock units may be granted to employees and non-employees, including members of our Board of Directors. Terms of any equity instruments granted under the Plans are approved by the Board of Directors. Stock options typically vest over the requisite service period of two to four years and have a contractual term of seven to ten years. Restricted stock units generally vest over one to three years and must be settled at the earlier of the recipients' termination date or 36 months after grant. Under the Plans, we are authorized to issue an aggregate of 2,750,000 shares of common stock. As of December 31, 2012, the Plans had 179,967 shares available for future issuance. The number of shares reserved for issuance under the 2004 Plan is subject to increase by any shares under the 1998 Stock Option/Stock Issuance Plan (the “1998 Plan”) that are forfeited, expire or are canceled up to a maximum of 1,500,000 shares. As of December 31, 2012, the number of shares reserved for issuance under the Plans was 427,913 shares due to forfeited, expired and canceled shares under the 1998 Plan.
Stock Options
The estimated fair value of our stock options is determined using the Black-Scholes model. All stock options were granted with an exercise price equal to the fair value of the common stock on the grant date. The weighted-average grant date fair value of employee stock options granted during the years ended December 31, 2012, 2011 and 2010 was $1.05, $1.86 and $1.14 per share, respectively, which was estimated using the following weighted-average assumptions:

	Years Ended December 31,
	2012	2011	2010
Expected volatility	59%	62%	65%
Expected term (in years)	6.0	6.5	6.1
Risk-free interest rate	1.2%	1.9%	2.9%
Expected dividend yield	—	—	—
The determination of the fair value of stock options using an option valuation model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. The volatility assumption is based on the historical volatility of our common stock over a period of time equal to the expected term of the stock options. The expected term of our stock options is based on historical experience. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. We have never declared or paid dividends and have no plans to do so in the foreseeable future.
A summary of our stock option award activity as of and for the year ended December 31, 2012 is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	1,902	$2.01
Options exercisable at December 31, 2011	1,468	$2.13
Options granted	500	$1.94
Options forfeited	(122)	1.84
Options expired	(85)	3.61
Options exercised	(410)	0.73
Options outstanding at December 31, 2012	1,785	$2.22	4.60	$801
Options exercisable at December 31, 2012	1,256	$2.35	4.20	$732
As share-based compensation expense under the authoritative guidance for share-based payments is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
At December 31, 2012, total unrecognized compensation cost related to unvested stock options was $0.5 million, which is expected to be recognized over a weighted-average period of 2.3 years.
Upon exercise, we issue new shares of common stock. Cash received from stock option exercises was $0.3 million during the year ended December 31, 2012, $0.1 million during the year ended December 31, 2011 and less than $0.1 million for the year ended December 31, 2010. We did not recognize any income tax benefits from stock option exercises as it continues to record a valuation allowance on its deferred tax assets, as more fully described in Note 8. The total intrinsic value of stock options exercised was less than $0.1 million during the years ended December 31, 2012, 2011 and 2010.
Restricted Stock Units
Under guidance for share-based payments, the fair value of our restricted stock awards is based on the grant date fair value of our common stock. All restricted stock units were granted with no purchase price. The weighted-average grant date fair value of the restricted stock units was $1.82, $2.15 and $2.00 per share during the years ended December 31, 2012, 2011 and 2010, respectively.
A summary of our restricted stock unit activity as of and for the year ended December 31, 2012 is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested restricted stock units outstanding at December 31, 2011	284	$2.15
Granted	50	$1.82
Forfeited	(55)	$2.34
Vested	(164)	$2.14
Non-vested restricted stock units outstanding at December 31, 2012	115	$1.94
The following table summarizes information about restricted stock units that vested during the years ended December 31, 2012, 2011 and 2010 based on service conditions (in thousands):

	Years Ended December 31,
	2012	2011	2010
Fair value on vesting date of vested restricted stock units	$350	$507	$362
At December 31, 2012, total unrecognized compensation cost related to non-vested restricted stock units was $0.1 million, which is expected to be recognized over a weighted-average period of 1.9 years.
Allocation of Share-Based Compensation Expense
Total share-based compensation expense related to all of our share-based units for the years ended December 31, 2012, 2011 and 2010 was allocated as follows (in thousands):

	Years Ended December 31,
Cost of revenues:	2012	2011	2010
DIS	$7	$13	$26
Diagnostic Imaging	82	99	60
Research and development	78	84	61
Marketing and sales	127	110	113
General and administrative	336	494	614
Share-based compensation expense	$630	$800	$874
Stock Repurchase Program
On September 18, 2012, our board of directors amended our stock buyback program, originally adopted in February 2009, to permit an additional $2 million of its issued and outstanding common shares to be repurchased. As amended, the stock buyback program permits us to purchase an aggregate of $4 million of our common stock. The timing and extent of the repurchase depends upon market conditions, applicable legal requirements, and other factors. During the years ended December 31, 2012, 2011 and 2010, we repurchased 490,816, 9,607 and 25,800 shares of our common stock, respectively, under the stock buyback program. As of December 31, 2012, an aggregate of $1.9 million remains authorized for stock buyback under the program.

NOTE 8.	Income Taxes
As of December 31, 2012, we had federal and state income tax net operating loss carry forwards of $95.2 million and $30.1 million, respectively. Federal loss carry forwards of approximately $2.4 million expired in 2012. The remaining loss carry forwards will begin to expire in 2018, unless previously utilized. State loss carry forwards of approximately $3.1 million expired in 2012 and approximately $0.5 million is set to expire in 2013, unless previously utilized. We also have federal and California research and other credit carry forwards of approximately $1.6 million and $2.1 million, as of December 31, 2012, respectively. Approximately $0.2 million of federal credits expired in 2012. The remaining federal credits will begin to expire in 2018. The California research credits have no expiration. Pursuant to Internal Revenue Code Sections 382 and 383, use of our net operating loss and credit carry forwards may be limited because of a cumulative change in ownership greater than 50% which may have occurred or which may occur in the future. A valuation allowance has been recognized to offset the deferred tax assets, as realization of such assets has not met the “more likely than not” threshold required under the authoritative guidance of accounting for income taxes.
Our net deferred tax assets consisted of the following (in thousands):

	As of December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$34,588	$34,518
Research and development and other credits	1,836	1,878
Reserves	1,531	1,282
Intangibles	1,908	2,206
Other, net	1,509	1,392
Total deferred tax assets	41,372	41,276
Deferred tax liabilities—depreciation	(441)	(391)
Valuation allowance for deferred tax assets	(40,931)	(40,885)
Net deferred tax assets	$—	$—
The income tax benefit for the year ended December 31, 2012 and the income tax expense for years ended December 31, 2011 and 2010, is less than $0.1 million, respectively, and is included as a component of other income (expense) in the consolidated statements of comprehensive loss.
Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

	Years Ended December 31,
	2012	2011	2010
Income tax benefit at statutory federal rate	(35.0)%	(35.0)%	(35.0)%
State income tax benefit, net of federal benefit	(2.9)%	(2.7)%	(2.5)%
Permanent differences, tax credits and other	3.0%	(2.0)%	0.7%
Change in effective state tax rates	2.4%	10.3%	—%
Expiration of net operating loss carryovers	32.4%	9.4%	—%
Stock compensation expense	—%	(0.9)%	12.3%
Reserve for uncertain tax positions and other reserves	(2.4)%	3.1%	0.9%
Change in valuation allowance	1.0%	20.3%	24.6%
Provision (benefit) for income taxes	(1.5)%	2.5%	1.0%
The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	December 31,
	2012	2011	2010
Balance at beginning of year	$1,621	$1,617	$1,563
Increases related to prior year tax positions	25	30	50
Increases related to current year tax positions	81	42	24
Expiration of the statute of limitations for the assessment of taxes	(252)	(48)	(28)
Change in valuation allowances	64	(20)	8
Balance at end of year	$1,539	$1,621	$1,617
Included in the unrecognized tax benefits of $1.5 million at December 31, 2012 was $1.2 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.
We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2007; however, our net operating loss carryforward and research credit carryforwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties as of December 31, 2012 and 2011 and no interest and penalties were recognized during the years ended December 31, 2012, 2011 and 2010.
The American Taxpayer Relief Act of 2012, which reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was not enacted into law until the first quarter of 2013. Therefore, the expected tax benefit resulting from such reinstatement for 2012 will not be reflected in our estimated annual effective tax rate until 2013.

NOTE 9.	Employee Retirement Plan
We have a 401(k) retirement plan under which all full-time employees may contribute up to 100% of their annual salary, within IRS limits. The Company contributions to the retirement plan totaled $0.2 million for each of the years ended December 31, 2012, 2011 and 2010.

NOTE 10.	Segments
Our reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the operating income (loss) contributed by each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The majority of our capital expenditures arise at its DIS segment. Segment results are as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Gross profit by segment:
DIS	$8,771	$8,122	$6,981
Diagnostic Imaging	4,321	6,636	5,023
Consolidated gross profit	$13,092	$14,758	$12,004

Loss from operations by segment:
DIS	$(48)	$(535)	$(3,483)
Diagnostic Imaging	(5,050)	(2,975)	(3,107)
Consolidated loss from operations	$(5,098)	$(3,510)	$(6,590)

Depreciation and amortization of tangible and intangible assets by segment:
DIS	$1,814	$2,765	$3,763
Diagnostic Imaging	317	331	453
Consolidated depreciation and amortization	$2,131	$3,096	$4,216

	As of December 31,
	2012	2011
Identifiable assets by segment:
DIS	$9,105	$12,789
Diagnostic Imaging	35,804	37,238
Consolidated assets	$44,909	$50,027

NOTE 11.	Subsequent Events

On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs and focus on maximizing cash flow from our DIS service business. This restructuring effort will also include a reduction in force. After completion of this planned restructuring, we believe the overall operating cash flow of the Company will increase. However, it is also likely that the long-term volume and total revenue of our Diagnostic Imaging camera sales will decrease. As a result of this restructuring effort, we estimate that we will incur approximately $1.8 million to $2.3 million (unaudited) in restructuring charges during fiscal year 2013. Included in this estimated range is approximately $1.5 million (unaudited) of employee related costs, while the remaining costs include contract termination costs and other related costs.
On February 27, 2013, our board of directors modified our stock buyback program to increase repurchases to an aggregate of $7 million, and subsequently, on March 13, 2013, increased the stock buyback program again for repurchases of up to an aggregate of $12 million.

NOTE 12.	Quarterly Financial Information (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2012 and 2011 are as follows (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2012
Revenues	$12,969	$12,710	$11,817	$13,017
Gross profit	$3,672	$3,681	$3,129	$2,610
Loss from operations	$(1,282)	$(906)	$(1,067)	$(1,843)
Net loss	$(1,268)	$(891)	$(906)	$(1,859)
Net loss per common share—basic and diluted (1)	$(0.07)	$(0.05)	$(0.05)	$(0.10)

Fiscal 2011
Revenues	$14,175	$14,249	$13,439	$11,882
Gross profit	$3,519	$3,995	$4,150	$3,094
Loss from operations	$(647)	$(284)	$(52)	$(2,527)
Net income (loss)	$(387)	$(227)	$99	$(2,827)
Net income (loss) per common share—basic and diluted (1)	$(0.02)	$(0.01)	$0.01	$(0.15)

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only a management’s report in this report.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item regarding directors and corporate governance is incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2013, or the “2013 Proxy Statement,” under the headings “Election of Directors,” “Board of Directors and Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.” We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website, www.digirad.com.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation,” in our 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference from the information set forth under the captions “Executive Compensation—Equity Compensation Plan Information” and “Security Ownership,” in our 2013 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the information set forth under the captions “Corporate Governance and Board of Directors—Director Independence” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance,” in our 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the information set forth under the caption “Proposal Number II—Ratification of Selection of Independent Registered Public Accounting Firm,” in our 2013 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules
Documents filed as part of this report:

1.	Financial Statements:
The financial statements of Digirad Corporation listed below are set forth in Item 8 of this report for the year ended December 31, 2012:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2012 and 2011
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(b) Exhibits
EXHIBIT INDEX

Exhibit Number	Description
2.1
Asset Purchase Agreement, by and between Digirad Corporation, Digirad Imaging Solutions, Inc., Digirad Ultrascan Solutions, Inc. and Ultrascan, Inc. dated May 1, 2007 (Incorporated by reference to the exhibits to the Company’s quarterly report on Form 10-Q filed with the Commission on May 7, 2007)

2.2
Asset Purchase Agreement, dated February 2, 2009, by and among the Company, Digirad Imaging Solutions, Inc. and MD Office Solutions (Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the Commission on February 6, 2009)

2.3
Asset Purchase Agreement, dated as of March 2, 2009, by and among Digirad Imaging Solutions, Inc. Daniel D. Rice, Denise Nelson, Greg Nelson and Antigua Medical Services, LLC (Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the Commission on March 4, 2009)

3.1
Amended and Restated Certificate of Incorporation of Digirad Corporation (Incorporated by reference to the exhibits to the Company’s report on Form 8-K originally filed with the Commission on May 3, 2006, as amended thereafter)

3.2	Amended and Restated Bylaws of Digirad Corporation (Incorporated by reference to the exhibits to the Company's report on Form 8-K originally filed with the Commission on May 9, 2007)

4.1
Form of Specimen Stock Certificate (Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Commission on March 19, 2004, as amended thereafter)

4.2
Preferred Stock Rights Agreement, by and between Digirad Corporation and American Stock Transfer and Trust Company, dated November 22, 2005 (Incorporated by reference to the exhibits to the Registration Statement on the Company's report on Form 8-A originally filed with the Commission on November 29, 2005)

10.1†
License Agreement, by and between Digirad Corporation and the Regents of the University of California dated May 19, 1999, as amended (Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Commission on March 19, 2004, as amended thereafter)

Exhibit Number	Description

10.2†
Amendment to License Agreement by and between Digirad Corporation and the Regents of the University of California, dated July 28, 2004, as amended (Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Commission on March 19, 2004, as amended thereafter)

10.3†
License Agreement, by and between Digirad Corporation and Cedars-Sinai Health System, dated May 22, 2001, as amended (Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Commission on March 19, 2004, as amended thereafter)

10.4†
License Agreement, by and between Digirad Corporation and Cedars-Sinai Health System, dated April 1, 2003, as amended (Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Commission on March 19, 2004, as amended thereafter)

10.5#
Digirad Corporation 2004 Stock Incentive Plan, as Amended and Restated on August 2, 2007 (Incorporated by reference to the exhibits to the Company’s quarterly report on Form 10-Q as filed with the Commission on August 7, 2007)

10.6#
Form of Notice of Stock Option Award and Stock Option Award Agreement for 2004 Stock Incentive Plan (Incorporated by reference to the exhibits to the Company’s annual report on Form 10-K filed with the Commission on March 3, 2005)

10.7#
2004 Non-Employee Director Option Program (Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Commission on March 19, 2004, as amended thereafter)

10.8#
Form of Notice of Stock Option Award and Stock Option Award Agreement for 2004 Non-Employee Director Option Program (Incorporated by reference to the exhibits to the Company’s annual report currently filed on Form 10-K with the Commission on March 3, 2005)

10.9#
Form of Indemnification Agreement (Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Commission on March 19, 2004, as amended thereafter)

10.10#
Executive Employment Agreement, by and between Digirad Corporation and Todd Clyde, dated October 30, 2008 (Incorporated by reference to the exhibits to the Company’s annual report on Form 10-K filed with the Commission on February 13, 2009)

10.11#
Amendment to Employment Agreement, dated December 31, 2010, by and between the Company and Todd P. Clyde (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on January 3, 2011)

10.12#
Second amendment to Employment Agreement, dated March 8, 2013, by and between the Company and Todd P. Clyde (Incorporated by reference to the exhibit to the Company's report on Form 8-K filed with the Commission on March 13, 2013)

10.13#
Executive Employment Agreement, by and between Digirad Corporation and Jeffry R. Keyes, dated March 4, 2013 (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on March 5, 2013)

10.14#
Employment Agreement, dated as of May 1, 2007, as amended on August 7, 2010, by and between the Company and Matthew G. Molchan (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on March 5, 2013)

10.15#
Severance Agreement, dated December 31, 2010, by and between the Company and Virgil Lott (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on January 3, 2011)

10.16
Commercial Lease Agreement, dated August 1, 2009, by and between the Company and B. Young Properties, LLC (Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the Commission on September 4, 2009)

10.17#	Form of 2011 Inducement Stock Incentive Plan (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on July 29, 2011)

10.18#	Form of 2011 Inducement Stock Incentive Plan Stock Option Agreement (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on July 29, 2011)

Exhibit Number	Description
10.19#	Form of 2011 Inducement Stock Incentive Plan Restricted Stock Unit Agreement (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on July 29, 2011)

10.20#	Offer Letter, dated December 13, 2011, by and between the Company and Sara L. Hanssen

10.21#
Offer Letter, dated August 21, 2012, by and between the Company and Jeffry R. Keyes (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on September 6, 2012)

10.22#	Letter Agreement (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on July 3, 2012)

21.1	Subsidiaries of Digirad Corporation

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page of this Form 10-K)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.LAB	XBRL Taxonomy Extension Labels Linkbase***
101.PRE	XBRL Taxonomy Presentation Linkbase***
101.DEF	XBRL Taxonomy Extension Definition Linkbase***

†	Digirad Corporation has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Commission.

+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Commission.

#	Indicates management contract or compensatory plan.

**
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Digirad Corporation under the Securities and Exchange Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, whether made before or after the date of this 10-K, irrespective of any general incorporation language contained in such filings.

***	Furnished, not filed

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGIRAD CORPORATION

Dated: March 13, 2013	By:	/S/ TODD P. CLYDE
	Name:	Todd P. Clyde
	Title:	Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Todd P. Clyde and Jeffry R. Keyes, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ TODD P. CLYDE	Chief Executive Officer	March 13, 2013
Todd P. Clyde	(Principal Executive Officer)
/S/ JEFFRY R. KEYES	Chief Financial Officer	March 13, 2013
Jeffry R. Keyes	(Principal Financial Officer)
/S/ JEFFREY E. EBERWEIN	Director	March 13, 2013
Jeffrey E. Eberwein	(Chairman of the Board of Directors)
/S/ JOHN M. CLIMACO	Director	March 13, 2013
John M. Climaco
/S/ CHARLES M. GILLMAN	Director	March 13, 2013
Charles M. Gillman
/S/ JAMES B. HAWKINS	Director	March 13, 2013
James B. Hawkins
/S/ JOHN W. SAYWARD	Director	March 13, 2013
John W. Sayward