Form 10-Q
period 2013-03-31
DIGIRAD CORP
filed 2013-05-06
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
FORM 10-Q
 __________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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
As of April 24, 2013, the registrant had 19,243,079 shares of Common Stock ($0.0001 par value) issued and outstanding.

DIGIRAD CORPORATION
TABLE OF CONTENTS

IMPORTANT INFORMATION REGARDING FOWARD-LOOKING STATEMENTS	3
PART I. FINANCIAL INFORMATION	4
Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	15
Item 4. Controls and Procedures	16
PART II. OTHER INFORMATION	16
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	18
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101.INS XBRL Instance Document
EXHIBIT 101.SCH XBRL Taxonomy Extension Schema Document
EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
EXHIBIT 101.LAB XBRL Taxonomy Extension Label Linkbase Document
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Linkbase Document

Important Information Regarding Forward-Looking Statements
Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations and projections regarding our business strategies, market potential, future financial performance, industry and other matters. This includes, in particular, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q as well as other portions of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on March 13, 2013. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGIRAD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$15,536	$19,514
Securities available-for-sale	10,227	7,679
Accounts receivable, net	5,818	6,329
Inventories, net	4,868	4,979
Other current assets	792	703
Restricted cash	244	244
Total current assets	37,485	39,448

Property and equipment, net	4,557	4,693
Intangible assets, net	518	584
Goodwill	184	184
Total assets	$42,744	$44,909

Liabilities and stockholders’ equity
Accounts payable	$1,898	$1,546
Accrued compensation	2,616	2,364
Accrued warranty	244	326
Deferred revenue	1,480	1,849
Other accrued liabilities	2,130	2,199
Total current liabilities	8,368	8,284
Other liabilities	257	176
Total liabilities	8,625	8,460

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 19,277,171 and 19,144,448 shares issued and outstanding (net of treasury shares) at March 31, 2013 and December 31, 2012, respectively	2	2
Treasury stock, at cost; 1,081,641 and 1,073,641 shares at March 31, 2013 and December 31, 2012, respectively	(2,106)	(2,086)
Additional paid-in capital	156,783	156,634
Accumulated other comprehensive income (loss)	(23)	17
Accumulated deficit	(120,537)	(118,118)
Total stockholders’ equity	34,119	36,449
Total liabilities and stockholders’ equity	$42,744	$44,909
See accompanying notes to unaudited condensed consolidated financial statements

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE LOSS
(Unaudited)

(in thousands, except per share data)	Three Months Ended March 31,
	2013	2012
Revenues:
DIS	$8,939	$9,289
Diagnostic Imaging	2,607	3,680
Total revenues	11,546	12,969

Cost of revenues:
DIS	6,825	6,976
Diagnostic Imaging	1,904	2,321
Total cost of revenues	8,729	9,297

Gross profit	2,817	3,672
Operating expenses:
Research and development	818	897
Marketing and sales	1,236	1,715
General and administrative	2,102	2,265
Amortization of intangible assets	66	77
Restructuring charges	1,004	—
Total operating expenses	5,226	4,954

Loss from operations	(2,409)	(1,282)

Other income (expense):
Interest income	22	26
Other expense	(32)	(12)
Total other income (expense)	(10)	14
Net loss	$(2,419)	$(1,268)

Net loss per share:
Basic and diluted	$(0.13)	$(0.07)

Shares used in per share computations:
Weighted average shares outstanding – basic and diluted	19,322	19,242

Net loss	$(2,419)	$(1,268)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(40)	3
Total other comprehensive income (loss)	(40)	3
Comprehensive loss	$(2,459)	$(1,265)
See accompanying notes to unaudited condensed consolidated financial statements

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(Unaudited)

(in thousands)	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(2,419)	$(1,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	427	502
Amortization of intangible assets	66	77
Provision for bad debt	11	6
Stock-based compensation	121	189
Gain on disposal of assets	—	(17)
Amortization of premiums on investments	46	30
Changes in operating assets and liabilities:
Accounts receivable	500	(853)
Inventories	130	41
Other assets	(89)	(101)
Accounts payable	352	454
Accrued compensation	252	237
Deferred revenue	(369)	(133)
Other liabilities	(197)	(229)
Net cash used in operating activities	(1,169)	(1,065)

Investing activities
Purchases of property and equipment	(189)	(187)
Proceeds from sale of property and equipment	—	24
Purchases of securities available-for-sale	(4,679)	—
Sales and maturities of securities available-for-sale	2,050	1,059
Net cash provided by (used in) investing activities	(2,818)	896

Financing activities
Issuances of common stock	29	34
Repurchases of common stock	(20)	(118)
Net cash provided by (used in) financing activities	9	(84)
Net decrease in cash and cash equivalents	(3,978)	(253)
Cash and cash equivalents at beginning of period	19,514	24,039
Cash and cash equivalents at end of period	$15,536	$23,786
See accompanying notes to unaudited condensed consolidated financial statements

DIGIRAD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. The Company
Digirad Corporation (“Digirad"), a Delaware corporation, is one of the largest national providers of in-office nuclear cardiology imaging and ultrasound services to physician practices, hospitals and imaging centers through our Digirad Imaging Solutions (“DIS”) segment. Through DIS, we provide in-office imaging services to physicians, offering certified personnel, required licensure, an imaging system and other support and supplies for the performance of nuclear and ultrasound imaging procedures under the supervision of our physician customers. DIS' physician customers enter into service contracts for imaging services generally delivered on a per-day basis. We also sell medical diagnostic imaging systems including solid-state gamma cameras for nuclear cardiology and general nuclear medicine applications, as well as provide service on the products we sell through our Diagnostic Imaging segment. These two reportable segments, DIS and Diagnostic Imaging, are collectively referred to herein as the “Company”.
The accompanying condensed consolidated financial statements include the operations of both segments. Intercompany accounts and transactions are accounted for at cost and have been eliminated in consolidation. All our long-lived assets are located in the United States and substantially all of our revenues arise from sales activity in the United States.
Basis of Presentation
The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The unaudited condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited consolidated financial statements for our fiscal year ended December 31, 2012, filed with the SEC on Form 10-K on March 13, 2013 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations, cash flows and balance sheets for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.
Note 2. Basic and Diluted Net Loss Per Share
For the quarters ended March 31, 2013 and 2012, basic loss per common share is computed by dividing net loss by the weighted average number of common shares and vested restricted stock units outstanding during the period. Diluted loss per common share is calculated to give effect of all dilutive securities, if applicable, using the treasury stock method.
The following table sets forth the reconciliation of shares used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
(shares in thousands)	2013	2012
Weighted average shares outstanding - basic	19,322	19,242
Dilutive potential common stock outstanding:
Stock options	—	—
Restricted stock units	—	—
Weighted average shares outstanding - diluted	19,322	19,242
The following weighted average outstanding common stock equivalents were not included in the calculation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended March 31,
(shares in thousands)	2013	2012
Stock options	303	477
Restricted stock units	16	18
Total	319	495

Note 3. Inventories
Our inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) and we review inventory balances for excess and obsolete inventory levels on a quarterly basis.

(in thousands)	March 31, 2013	December 31, 2012
Raw materials	$2,690	$2,522
Work-in-process	2,783	3,161
Finished goods	2,297	1,861
	7,770	7,544
Less reserve for excess and obsolete inventories	(2,902)	(2,565)
Inventories, net	$4,868	$4,979

Note 4. Property and Equipment

(in thousands)	March 31, 2013	December 31, 2012
Machinery and equipment	$22,481	$22,302
Computer hardware and software	2,827	2,827
Leasehold improvements	865	865
	26,173	25,994
Accumulated depreciation	(21,616)	(21,301)
Property and equipment, net	$4,557	$4,693

Note 5. Restructuring Charges
On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs and focus on maximizing cash flow from our DIS service business (the "Diagnostic Imaging restructuring initiative"). The Diagnostic Imaging restructuring initiative includes a reduction in force. As a result of this Diagnostic Imaging restructuring initiative, we estimate that we will incur in total approximately $1.8 million to $2.0 million in restructuring charges, the majority of which will be incurred during fiscal year 2013. Included in this estimated range is approximately $1.7 million of employee related costs, while the remaining costs include contract termination costs and other related costs. Substantially all restructuring efforts associated with this program are expected to be complete by December 31, 2013. Through March 31, 2013, we have expensed approximately $1 million of charges associated with the Diagnostic Imaging restructuring initiative. Restructuring liabilities and associated charges are measured at fair value as incurred. Restructuring charges do not include charges associated with excess inventory, any excess capacity, or personnel wages and benefits before personnel leave the Company.
The following table includes information regarding our current Diagnostic Imaging restructuring initiative:

(in thousands)	Accrued at December 31, 2012	Accrued Costs	Cash Payments and Other Reductions	Accrued at March 31, 2013
Total Diagnostic Imaging restructuring initiative	$—	$1,004	$290	$714

Accrued restructuring charges are included in the following line items in the unaudited condensed consolidated balance sheets:

(in thousands)	Accrued at March 31, 2013
Accrued compensation	$650
Other accrued liabilities	64
$714
All the restructuring charges for the quarter ended March 31, 2013 are included in the Diagnostic Imaging segment.

Note 6. Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at March 31, 2013 and December 31, 2012.

	Fair Value as of March 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$10,227	$—	$10,227

	Fair Value as of December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$7,679	$—	$7,679

The fair value of our corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. We did not reclassify any investments between levels in the fair value hierarchy during the three months ended March 31, 2013.
Securities Available for Sale
Securities available-for-sale primarily consist of investment grade corporate debt securities. We classify all securities as available-for-sale and as current assets, as the sale of such securities may be required prior to maturity to execute management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. It is not more likely than not that we will be required to sell investments before recovery of their amortized costs. As of March 31, 2013 and December 31, 2012, none of our investments have been in an unrealized loss position for more than 12 months. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and included in interest income. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in other income (expense) within the condensed consolidated statements of comprehensive loss. The realized gains and losses on these sales were minimal for the three months ended March 31, 2013 and 2012.
The following table sets forth the composition of securities available-for-sale as of March 31, 2013 and December 31, 2012.

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of March 31, 2013 (in thousands)			Gains	Losses
Corporate debt securities	3 or less	$10,250	$9	$(32)	$10,227

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of December 31, 2012 (in thousands)			Gains	Losses
Corporate debt securities	3 or less	$7,662	$17	$—	$7,679

Note 7. Commitments and Contingencies
Radiopharmaceutical litigation. We had been engaged in a contractual dispute with our former radiopharmaceutical supplier who alleged that we, along with another radiopharmaceutical supplier, collaborated and breached our supply commitment contract. In March 2013, we entered into negotiations with the former supplier, and in April 2013, settled the dispute. In summary, the settlement releases all parties from all claims associated with the dispute. The total settlement paid by the Company was $385,000, which we recorded within other accrued liabilities as of March 31, 2013 and December 31, 2012 in the accompanying condensed consolidated balance sheets, and was paid in April 2013. The expense related to the settlement was recorded in the consolidated statement of comprehensive loss for the year ended December 31, 2012.
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
Note 8. Income Taxes
As of December 31, 2012, we had unrecognized tax benefits of approximately $1.5 million. Included in the unrecognized tax benefits of $1.5 million at December 31, 2012 was $1.2 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.
We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2008; however, our net operating loss and research credit carry-forwards arising prior to that year are subject to adjustment. It is our policy to recognize interest expense and penalties related to income tax matters as a component of income tax expense.

Note 9. Stock Repurchase Program
Stock Repurchase Program
On February 27, 2013, our board of directors modified our stock buyback program originally adopted in February 2009 to increase repurchases to an aggregate of $7 million, and subsequently, on March 13, 2013, increased the stock buyback program again for repurchases of up to an aggregate of $12 million. During the three months ended March 31, 2013, we repurchased 8,000 shares of our common stock under the buyback program. Cumulatively through March 31, 2013, we have repurchased 1,081,641 shares of common stock at a cost of $2.1 million.

Note 10. Segments
Our reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the operating income (loss) contributed by each segment.

	Three Months Ended March 31,
(in thousands)	2013	2012
Gross profit by segment:
DIS	$2,114	$2,313
Diagnostic Imaging	703	1,359
Condensed consolidated gross profit	$2,817	$3,672

Loss from operations by segment:
DIS	$(144)	$(168)
Diagnostic Imaging	(2,265)	(1,114)
Condensed consolidated loss from operations	$(2,409)	$(1,282)

Depreciation and amortization:
DIS	$392	$505
Diagnostic Imaging	101	74
Condensed consolidated depreciation and amortization	$493	$579

(in thousands)	As of March 31, 2013	As of December 31, 2012
Identifiable assets by segment:
DIS	$9,843	$9,105
Diagnostic Imaging	32,901	35,804
Condensed Consolidated assets	$42,744	$44,909

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations (“MD&A”), contains forward-looking statements that involve risks and uncertainties. Please see “Important Information Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes thereto for the fiscal year ended December 31, 2012, which were included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2013.
The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.
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

We generate revenues within two primary operating segments: DIS and Diagnostic Imaging. Through DIS, we offer a comprehensive diagnostic imaging services program as an alternative to purchasing a gamma camera or ultrasound equipment for physicians who wish to perform nuclear imaging, echocardiography, vascular ultrasound, or any combination of these procedures in their offices by utilizing our imaging systems, certified personnel and other support required to perform imaging in the physician’s office. The flexibility of our products and our DIS diagnostic imaging service allows physicians more control over the diagnosis and treatment of their patients in their offices and to retain revenue from procedures they would otherwise refer elsewhere. DIS services are primarily provided to cardiologists, internal medicine physicians and family practice doctors who enter into contracts for our diagnostic imaging services delivered on a per-day basis. Our typical contracts provide service coverage ranging from once per month to five times per week. We experience some seasonality in our DIS business related to vacations, holidays and inclement weather. We have been experiencing significant market changes due to the decline in reimbursements to our physicians and the uncertainty with healthcare legislation. These market changes may require further adjustments to our business model in order for our physician customers and us to maintain a viable economic model. Our Diagnostic Imaging segment revenue results primarily from selling solid-state gamma cameras and camera maintenance contracts. We sell our imaging systems to physician offices and hospitals primarily in the United States, although we have sold a small number of imaging systems internationally.

On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs, including a reduction in force (the "Diagnostic Imaging restructuring initiative"). After completion of this restructuring, we believe the overall operating cash flow of the Company will increase. However, it is also likely that the long-term volume and total revenue of our Diagnostic Imaging camera sales will decrease. Further, we are assessing as part of the restructuring effort if we will continue to manufacture our products internally or outsource manufacturing to a third party, and to what extent we will continue to manufacture our products. This restructuring will result in certain charges that will be incurred throughout fiscal year 2013. We anticipate the restructuring will be substantially complete by December 31, 2012. See Note 5 to the unaudited condensed consolidated financial statements for further information.

Results of Operations
The following table sets forth our results from operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	Percent of 2013 Revenues	2012	Percent of 2012 Revenues	Change from Prior Year
(in thousands)					Dollars	Percent
Revenues:
DIS	$8,939	77.4%	$9,289	71.6%	$(350)	(3.8)%
Diagnostic Imaging	2,607	22.6%	3,680	28.4%	(1,073)	(29.2)%
Total revenues	11,546	100%	12,969	100%	(1,423)	(11.0)%
Total cost of revenues	8,729	75.6%	9,297	71.7%	(568)	(6.1)%
Gross profit	2,817	24.4%	3,672	28.3%	(855)	(23.3)%
Operating expenses:
Research and development	818	7.1%	897	6.9%	(79)	(8.8)%
Marketing and sales	1,236	10.7%	1,715	13.2%	(479)	(27.9)%
General and administrative	2,102	18.2%	2,265	17.5%	(163)	(7.2)%
Amortization of intangible assets	66	0.6%	77	0.6%	(11)	(14.3)%
Restructuring charges	1,004	8.7%	—	—%	1,004	100.0%
Total operating expenses	5,226	45.3%	4,954	38.2%	272	5.5%
Loss from operations	(2,409)	(20.9)%	(1,282)	(9.9)%	(1,127)	87.9%
Total other income (expense)	(10)	(0.1)%	14	0.1%	(24)	(171.4)%
Net loss	$(2,419)	(21.0)%	$(1,268)	(9.8)%	$(1,151)	90.8%
Comparison of Three Months Ended March 31, 2013 and 2012
Revenues
Consolidated. Consolidated revenue was $11.5 million for the three months ended March 31, 2013, a decrease of $1.4 million, or 11.0%, compared to the prior year quarter, primarily as a result of a decrease in the number of camera sales in our Diagnostic Imaging segment along with pricing pressure associated with our DIS services business. DIS revenue accounted for 77.4% of total revenues for 2013, compared to 71.6% for the prior year quarter. The percentage of revenue associated with our DIS segment was higher for the three months ended March 31, 2013 compared to the same period in the prior year, primarily as a result of lower camera sales during 2013. We expect our DIS revenue to continue to represent the larger percentage of our consolidated revenue. In addition, DIS revenue may increase as a percentage of consolidated revenue for future periods as a result of our Diagnostic Imaging restructuring initiative. See "Restructuring" discussed below.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $2.8 million for the three months ended March 31, 2013, a decrease of $0.9 million, or 23.3%, compared to the prior year quarter. The decrease in consolidated gross profit is primarily the result of lower camera sales during the three months ended March 31, 2013 compared to the prior year quarter, as well as inventory reserve adjustments included within our Diagnostic Imaging segment related to our Diagnostic Imaging restructuring initiative. Consolidated gross profit as a percentage of revenue decreased to 24.4% for the three months ended March 31, 2013 from 28.3% for the prior year quarter.
DIS. Cost of DIS revenue primarily consists of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with providing our services. Cost of DIS revenue was $6.8 million for the three months ended March 31, 2013, a decrease of $0.2 million, or 2.2%, compared to the prior year quarter. The decrease in cost of DIS revenue is primarily a result of decreased revenues from fewer available operating days and lower radiopharmaceutical costs. DIS gross profit was $2.1 million for the three months ended March 31, 2013, a decrease of $0.2 million, or 8.6%, from a gross profit of $2.3 million for the prior year quarter.

DIS gross profit as a percentage of DIS revenue decreased to 23.6% for the three months ended March 31, 2013 from 24.9% for the prior year quarter. The reduction in gross profit was primarily attributable to an increase in labor costs, partially offset by lower radiopharmaceutical costs.
Diagnostic Imaging. Cost of Diagnostic Imaging revenue primarily consists of materials, labor and overhead costs associated with the manufacturing, warranty and service contracts associated with our products. Cost of Diagnostic Imaging revenue was $1.9 million for the three months ended March 31, 2013, a decrease of $0.4 million , or 18.0%, compared to the prior year quarter, which is primarily the result of lower camera sales partially offset by approximately $0.4 million in inventory reserve charges associated with our Diagnostic Imaging restructuring initiative. Diagnostic Imaging gross profit was $0.7 million for the three months ended March 31, 2013, a decrease of $0.7 million, or 48.3%, compared to the prior year quarter. Diagnostic Imaging gross profit as a percentage of Diagnostic Imaging revenue was 27.0% for the three months ended March 31, 2013, compared to 36.9% for the prior year quarter due to changes in product mix and inventory reserves associated with our Diagnostic Imaging restructuring initiative.
Operating Expenses
Research and Development. Research and development expenses are the costs associated with the design, development and expansion of our existing technology and consist of salaries, development material costs, facility and overhead costs, consulting fees, and engineering costs. Research and development expenses were $0.8 million for the three months ended March 31, 2013, a decrease of $0.1 million from the prior year quarter. Based on our Diagnostic Imaging restructuring initiative, we expect research and development expenses to significantly decrease from their historical levels, beginning in the three months ending June 30, 2013 and continuing at lower levels for the remainder of fiscal year 2013, and going forward on a quarter by quarter basis. Some of this initial decrease was reflected in the $0.1 million decrease for the three months ended March 31, 2013.
Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, travel and marketing costs. Marketing and sales expenses were $1.2 million for the three months ended March 31, 2013, a decrease of $0.5 million, or 27.9%, compared to the prior year quarter, primarily as a result of the Diagnostic Imaging restructuring initiative. We expect that marketing and sales expense will continue to decrease significantly going into the three months ending June 30, 2013 and for the remainder of fiscal year 2013 going forward, on a quarter by quarter basis.
General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology and executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $2.1 million for the three months ended March 31, 2013, a decrease of $0.2 million, or 7.2%, compared to the prior year quarter. This decrease was primarily associated with the initial savings from our Diagnostic Imaging restructure initiative, partially offset by costs associated with our proxy contest during the three months ended March 31, 2013. We expect that we will continue to experience higher costs associated with our proxy contest going into the three months ending June 30, 2013. However, we also expect general and administrative expense to decrease for core expenses over the remaining course of fiscal year 2013 as our Diagnostic Imaging restructuring initiative becomes fully implemented.
Restructuring. On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs, including a reduction in force. After completion of this Diagnostic Imaging restructuring initiative, we believe the overall operating cash flow of the Company will increase. However, it is also likely that the long-term volume and total revenue of our Diagnostic Imaging camera sales will decrease. Total restructuring charges incurred during the three months ended March 31, 2013 were $1 million. These charges consisted primarily of employee related costs, while the remaining costs include contract termination costs and other related costs. We expect that we will continue to incur restructuring charges over the course of fiscal year 2013, but at lower amounts on a quarter by quarter basis. See note 5 to the unaudited condensed consolidated financial statements.
Liquidity and Capital Resources
We require capital principally for capital expenditures and to finance accounts receivable and inventory, which we manage closely. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of deliveries and the payment cycles of our customers. Our capital expenditures consist primarily of nuclear cameras, ultrasound machines, vans and computer hardware and software.
As of March 31, 2013, we had cash, cash equivalents and securities available-for-sale of $25.8 million. We currently invest our cash reserves in money market accounts and corporate debt securities. Based upon our current level of expenditures, we believe our current working capital, together with cash flows from operating activities, will be more than adequate to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

Cash Flows
The following table shows cash flow information for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(in thousands)	2013	2012
Net cash used in operating activities	$(1,169)	$(1,065)
Net cash (used in) provided by investing activities	(2,818)	896
Net cash provided by (used in) financing activities	9	(84)
Operating Activities
Net cash used in operating activities increased $0.1 million for the three months ended March 31, 2013 compared to the prior year quarter. The higher net loss period over period, which largely resulted from restructuring charges recorded during the three months ended March 31, 2013, was partially offset by increases in accrued compensation for severance associated with our Diagnostic Imaging restructuring initiative. The remaining decrease was associated with changes in other working capital liability accounts. These decreases were partially offset by higher collections of accounts receivable during the three months ended March 31, 2013 as compared to the prior year quarter, with a total change of $1.4 million. These higher collections were based on the higher volume of diagnostic imaging cameras sold during the three months ended December 31, 2012 that were collected during the three months ended March 31, 2013.
Investing Activities
Net cash used in investing activities increased $3.7 million for the three months ended March 31, 2013 compared to the prior year quarter. This increase was primarily attributable to purchases of securities available-for-sale partially offset by increased sales and maturities of securities available-for-sale.
Financing Activities
Net cash used in financing activities decreased by $0.1 million for the three months ended March 31, 2013 compared to the prior year quarter. This change is attributable to lower share repurchases during the three months ended March 31, 2013.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2013, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations

There have been no material changes outside of the ordinary course of business in our outstanding contractual obligations from those disclosed within “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report on Form 10-K filed with the SEC on March 13, 2013.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See note 7 to the unaudited condensed consolidated financial statements for a summary of legal proceedings.

ITEM 1A.	RISK FACTORS
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the SEC on March 13, 2013. The risks and uncertainties described in “Item 1A – Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Issuer purchases of equity securities during the quarter ended March 31, 2013 were:

	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2013 — January 31, 2013	—	$—	—	$—
February 1, 2013 — February 28, 2013	—	$—	—	$—
March 1, 2013 — March 31, 2013	8,000	$2.46	1,081,641	$9,892,335
	8,000		1,081,641	$9,892,335
(1) On February 27, 2013, our board of directors modified our stock buyback program originally adopted in February 2009 to increase repurchases to an aggregate of $7 million, and subsequently, on March 13, 2013, increased the stock buyback program again for repurchases of up to an aggregate of $12 million. The timing of stock repurchases and the number of shares of common stock to be repurchased are in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The timing and extent of the repurchase depends upon market conditions, applicable legal and contractual requirements, and other factors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of Digirad Corporation (Incorporated by reference to the exhibits to the Company’s report on Form 8-K originally filed with the Commission on May 3, 2006, as amended thereafter).

3.2	Amended and Restated Bylaws of Digirad Corporation (Incorporated by reference to the exhibits to the Company's report on Form 8-K originally filed with the Commission on May 9, 2007).

4.1
Form of Specimen Stock Certificate (Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Commission on March 19, 2004, as amended on May 24, 2004).

4.2
Preferred Stock Rights Agreement, by and between Digirad Corporation and American Stock Transfer and Trust Company, dated November 22, 2005 (Incorporated by reference to the exhibits to the Registration Statement on the Company's report on Form 8-K originally filed with the Commission on November 29, 2005).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase***

101.LAB	XBRL Taxonomy Extension Labels Linkbase***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

101.DEF	XBRL Taxonomy Extension Definition Linkbase***
_________________

*	Filed herewith.

**
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

***     Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIRAD CORPORATION

Date:	May 6, 2013	By:	/s/ TODD P. CLYDE
Todd P. Clyde Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2013	By:	/s/ JEFFRY R. KEYES
Jeffry R. Keyes Chief Financial Officer (Principal Financial and Accounting Officer)