Form 10-Q
period 2013-06-30
DIGIRAD CORP
filed 2013-08-01
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
FORM 10-Q
 __________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
Commission file number: 000-50789
__________________________________
Digirad Corporation
(Exact name of registrant as specified in its charter)

__________________________________

Delaware	33-0145723
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1048 Industrial Court, Suwanee, GA	30024
(Address of Principal Executive Offices)	(Zip Code)
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
As of July 23, 2013 the registrant had 18,098,970 shares of Common Stock ($0.0001 par value) issued and outstanding.

DIGIRAD CORPORATION
TABLE OF CONTENTS

IMPORTANT INFORMATION REGARDING FOWARD-LOOKING STATEMENTS	3
PART I. FINANCIAL INFORMATION	4
Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	17
Item 4. Controls and Procedures	17
PART II. OTHER INFORMATION	17
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	20
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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DIGIRAD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$12,948	$19,514
Securities available-for-sale	9,230	7,679
Accounts receivable, net	6,412	6,329
Inventories, net	4,693	4,979
Other current assets	596	642
Restricted cash	244	244
Total current assets	34,123	39,387

Property and equipment, net	4,469	4,693
Intangible assets, net	461	584
Goodwill	184	184
Other assets	82	61
Total assets	$39,319	$44,909

Liabilities and stockholders’ equity
Accounts payable	$1,816	$1,546
Accrued compensation	2,536	2,364
Accrued warranty	203	326
Deferred revenue	1,655	1,849
Other accrued liabilities	1,985	2,199
Total current liabilities	8,195	8,284
Other liabilities	295	176
Total liabilities	8,490	8,460

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 18,194,323 and 19,144,448 shares issued and outstanding (net of treasury shares) at June 30, 2013 and December 31, 2012, respectively	2	2
Treasury stock, at cost; 2,334,400 and 1,073,641 shares at June 30, 2013 and December 31, 2012, respectively	(5,121)	(2,086)
Additional paid-in capital	157,142	156,634
Accumulated other comprehensive income (loss)	(41)	17
Accumulated deficit	(121,153)	(118,118)
Total stockholders’ equity	30,829	36,449
Total liabilities and stockholders’ equity	$39,319	$44,909
See accompanying notes to unaudited condensed consolidated financial statements

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE LOSS
(Unaudited)

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
DIS	$9,475	$9,377	$18,414	$18,666
Diagnostic Imaging	3,415	3,333	6,022	7,014
Total revenues	12,890	12,710	24,436	25,680

Cost of revenues:
DIS	7,179	6,908	14,004	13,885
Diagnostic Imaging	1,918	2,121	3,822	4,442
Total cost of revenues	9,097	9,029	17,826	18,327

Gross profit	3,793	3,681	6,610	7,353
Operating expenses:
Research and development	177	1,047	996	1,943
Marketing and sales	1,009	1,671	2,245	3,387
General and administrative	2,571	1,811	4,673	4,075
Amortization of intangible assets	58	58	123	136
Restructuring charges	610	—	1,614	—
Total operating expenses	4,425	4,587	9,651	9,541

Loss from operations	(632)	(906)	(3,041)	(2,188)

Other income (expense):
Interest income	16	28	39	54
Interest expense	(4)	(1)	(5)	(1)
Other income (expense)	4	(12)	(28)	(24)
Total other income	16	15	6	29
Net loss	$(616)	$(891)	$(3,035)	$(2,159)

Net loss per share:
Basic and diluted	$(0.03)	$(0.05)	$(0.16)	$(0.11)

Shares used in per share computations:
Weighted average shares outstanding – basic and diluted	19,032	19,315	19,177	19,278

Net loss	$(616)	$(891)	$(3,035)	$(2,159)
Other comprehensive loss:
Unrealized loss on marketable securities	(19)	(42)	(58)	(39)
Total other comprehensive loss	(19)	(42)	(58)	(39)
Comprehensive loss	$(635)	$(933)	$(3,093)	$(2,198)
See accompanying notes to unaudited condensed consolidated financial statements

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(Unaudited)

(in thousands)	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(3,035)	$(2,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	849	991
Amortization of intangible assets	123	136
Provision for bad debt	46	18
Stock-based compensation	226	327
Gain on disposal of assets	—	(38)
Amortization of premiums on investments	99	56
Changes in operating assets and liabilities:
Accounts receivable	(129)	(581)
Inventories	393	(343)
Other assets	25	77
Accounts payable	270	597
Accrued compensation	172	16
Deferred revenue	(194)	(183)
Other liabilities	(409)	(53)
Net cash used in operating activities	(1,564)	(1,139)

Investing activities
Purchases of property and equipment	(505)	(396)
Proceeds from sale of property and equipment	—	53
Purchases of securities available-for-sale	(4,679)	(4,887)
Sales and maturities of securities available-for-sale	2,971	1,715
Net cash used in investing activities	(2,213)	(3,515)

Financing activities
Issuances of common stock	282	255
Repurchases of common stock	(3,034)	(597)
Repayment of obligations under capital leases	(37)	—
Net cash used in financing activities	(2,789)	(342)
Net decrease in cash and cash equivalents	(6,566)	(4,996)
Cash and cash equivalents at beginning of period	19,514	24,039
Cash and cash equivalents at end of period	$12,948	$19,043
See accompanying notes to unaudited condensed consolidated financial statements

DIGIRAD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. The Company
Digirad Corporation (“Digirad”), a Delaware corporation, is one of the largest national providers of in-office nuclear cardiology imaging and ultrasound services to physician practices, hospitals and imaging centers through our Digirad Imaging Solutions (“DIS”) segment. Through DIS, we provide in-office imaging services to physicians, offering certified personnel, required licensure, an imaging system and other support and supplies for the performance of nuclear and ultrasound imaging procedures under the supervision of our physician customers. DIS' physician customers enter into service contracts for imaging services generally delivered on a per-day basis. We also sell medical diagnostic imaging systems including solid-state gamma cameras for nuclear cardiology and general nuclear medicine applications, as well as provide service on the products we sell through our Diagnostic Imaging segment. These two reportable segments, DIS and Diagnostic Imaging, are collectively referred to herein as the “Company.”
The accompanying condensed consolidated financial statements include the operations of both segments. Intercompany accounts and transactions are accounted for at cost and have been eliminated in consolidation. All our long-lived assets are located in the United States and substantially all of our revenues arise from sales activity in the United States.
Basis of Presentation
The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The unaudited condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited consolidated financial statements for our fiscal year ended December 31, 2012, filed with the SEC on Form 10-K on March 13, 2013 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations, cash flows and balance sheets for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. In addition certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.
Note 2. Basic and Diluted Net Loss Per Share
For the three and six months ended June 30, 2013 and 2012, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares and vested restricted stock units outstanding during the period. Diluted loss per common share is calculated to give effect of all dilutive securities, if applicable, using the treasury stock method.
The following table sets forth the reconciliation of shares used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in thousands)	2013	2012	2013	2012
Weighted average shares outstanding - basic	19,032	19,315	19,177	19,278
Dilutive potential common stock outstanding:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—
Weighted average shares outstanding - diluted	19,032	19,315	19,177	19,278
The following weighted average outstanding common stock equivalents were not included in the calculation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in thousands)	2013	2012	2013	2012
Stock options	428	440	383	454
Restricted stock units	10	32	16	25
Total	438	472	399	479
Note 3. Inventories
Our inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) and we review inventory balances for excess and obsolete inventory levels on a quarterly basis.

(in thousands)	June 30, 2013	December 31, 2012
Raw materials	$2,886	$2,522
Work-in-process	3,018	3,161
Finished goods	1,696	1,861
	7,600	7,544
Less reserve for excess and obsolete inventories	(2,907)	(2,565)
Inventories, net	$4,693	$4,979
Note 4. Property and Equipment

(in thousands)	June 30, 2013	December 31, 2012
Machinery and equipment	$22,632	$22,302
Computer hardware and software	2,970	2,827
Leasehold improvements	882	865
	26,484	25,994
Accumulated depreciation	(22,015)	(21,301)
Property and equipment, net	$4,469	$4,693

Note 5. Restructuring Charges
On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs and focus on maximizing cash flow from our DIS service business (the "Diagnostic Imaging restructuring initiative"). The Diagnostic Imaging restructuring initiative includes a reduction in force. As a result of this Diagnostic Imaging restructuring initiative, we estimate that we will incur in total approximately $1.7 million to $1.9 million in restructuring charges, the majority of which will be incurred during fiscal year 2013. Included in this estimated range is approximately $1.5 million of employee related costs, while the remaining costs include contract termination costs and other related costs. As currently planned, substantially all restructuring efforts associated with this program are expected to be complete by December 31, 2013. Through June 30, 2013, we have expensed approximately $1.6 million of charges associated with the Diagnostic Imaging restructuring initiative. Restructuring liabilities and associated charges are measured at fair value as incurred. Restructuring charges do not include charges associated with excess inventory, any excess capacity, or personnel wages and benefits before personnel leave the Company.
The following table includes information regarding our current Diagnostic Imaging restructuring initiative:

(in thousands)	Accrued at December 31, 2012	Accrued Costs	Cash Payments and Other Reductions	Accrued at June 30, 2013
Total Diagnostic Imaging restructuring initiative	$—	$1,614	$933	$681

All accrued restructuring charges at June 30, 2013 are included in the accrued compensation line item in the unaudited condensed consolidated balance sheets. All the restructuring charges for the three and six months ended June 30, 2013 are included in the Diagnostic Imaging segment.
Note 6. Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at June 30, 2013 and December 31, 2012.

	Fair Value as of June 30, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$9,230	$—	$9,230

	Fair Value as of December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$7,679	$—	$7,679

The fair value of our corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. We did not reclassify any investments between levels in the fair value hierarchy during the six months ended June 30, 2013.
Securities Available for Sale
Securities available-for-sale primarily consist of investment grade corporate debt securities. We classify all securities as available-for-sale and as current assets, as the sale of such securities may be required prior to maturity to execute management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. It is not more likely than not that we will be required to sell investments before recovery of their amortized costs. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and included in interest income. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in other income (expense) within the condensed consolidated statements of comprehensive loss. The realized gains and losses on these sales were minimal for the three and six months ended June 30, 2013 and 2012.

The following table sets forth the composition of securities available-for-sale as of June 30, 2013 and December 31, 2012.

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of June 30, 2013 (in thousands)			Gains	Losses
Corporate debt securities	3 or less	$9,271	$4	$(45)	$9,230

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of December 31, 2012 (in thousands)			Gains	Losses
Corporate debt securities	3 or less	$7,662	$17	$—	$7,679

Note 7. Commitments and Contingencies
Radiopharmaceutical litigation. In April 2013, we settled a contractual dispute with our former radiopharmaceutical supplier who alleged that we, along with another radiopharmaceutical supplier, collaborated and breached our supply commitment contract. In summary, the settlement releases all parties from all claims associated with the dispute and the Company paid $385,000 which was recorded in other accrued liabilities as of December 31, 2012. The associated expense was recognized in the consolidated statement of comprehensive loss for the year ended December 31, 2012.
Annual Meeting Litigation. In May 2013, we were served with a complaint in Delaware Chancery Court by one of our larger shareholders, the Red Oak Fund, L.P. ("Red Oak"). In summary, the complaint alleges that the Annual Meeting of Shareholders election process was improperly conducted. Red Oak seeks to have the results of that election voided and to compel Digirad to conduct a new Annual Meeting process. We are unable to determine when this matter will be resolved or what the ultimate outcome of this matter will be. Further, we cannot estimate what, if any, impact this matter could have on our business, financial position, operating results or cash flows.
Other matters. In the normal course of business, we have been, and will likely continue to be, subject to litigation or administrative proceedings incidental to our business, such as claims related to customer disputes, employment practices, wage and hour disputes, product liability, professional liability, commercial disputes, licensure restrictions or denials, and warranty or patent infringement. Responding to litigation or administrative proceedings, regardless of whether they have merit, can be expensive and disruptive to normal business operations. We are not able to predict the timing or outcome of these matters.
Note 8. Income Taxes
As of December 31, 2012, we had unrecognized tax benefits of approximately $1.5 million. Included in the unrecognized tax benefits were $1.2 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.
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
Note 9. Stock Repurchase Program
Stock Repurchase Program
On February 27, 2013, our board of directors modified our stock buyback program originally adopted in February 2009 to increase repurchases to an aggregate of $7.0 million, and subsequently, on March 13, 2013, increased the stock buyback program again for repurchases of up to an aggregate of $12.0 million. During the three and six months ended June 30, 2013, we repurchased 1,252,759 and 1,260,759 respectively, of shares of our common stock under the buyback program. Cumulatively through June 30, 2013, we have repurchased 2,334,400 shares of common stock at a cost of $5.1 million.

Note 10. Segments
Our reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the operating income (loss) contributed by each segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Gross profit by segment:
DIS	$2,296	$2,469	$4,410	$4,781
Diagnostic Imaging	1,497	1,212	2,200	2,572
Condensed consolidated gross profit	$3,793	$3,681	$6,610	$7,353

Income (loss) from operations by segment:
DIS	$(443)	$383	$(588)	$215
Diagnostic Imaging (1)	(189)	(1,289)	(2,453)	(2,403)
Condensed consolidated loss from operations	$(632)	$(906)	$(3,041)	$(2,188)

Depreciation and amortization:
DIS	$357	$469	$747	$974
Diagnostic Imaging	122	78	225	153
Condensed consolidated depreciation and amortization	$479	$547	$972	$1,127

(in thousands)	As of June 30, 2013	As of December 31, 2012
Identifiable assets by segment:
DIS	$9,330	$9,105
Diagnostic Imaging	29,989	35,804
Condensed Consolidated assets	$39,319	$44,909
(1) Included in the Diagnostic Imaging loss from operations for the three and six months ended June 30, 2013, are approximately $0.6 million and $1.6 million of charges, respectively, associated with our Diagnostic Imaging restructuring initiative.
Note 11. Preferred Stock Rights
On May 23, 2013, the Company's Board of Directors adopted a tax benefit preservation plan in the form of a Section 382 Rights Agreement (the “382 Agreement”). The 382 Agreement is intended to diminish the risk that our ability to use our net operating loss carryforwards to reduce future federal income tax obligations may become substantially limited due to an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The Board authorized and declared a dividend distribution of one right for each outstanding share of common stock, par value $0.0001 per share, of the Company to stockholders of record as of the close of business on June 4, 2013. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Participating Preferred Stock, par value $0.0001 per share, of the Company at an exercise price of $20.00 per one one-thousandth of a Preferred Share, subject to adjustment.
The rights will become exercisable following (i) the 10th business day (or such later date as may be determined by the Board) after the public announcement that an acquiring person has acquired beneficial ownership of 4.99% or more of the Common Shares or (ii) the 10th business day (or such later date as may be determined by the Board) after a person or group announces a tender or exchange offer that would result in ownership by a person or group of 4.99% or more of the Common Shares.

In addition, upon the occurrence of certain events, the exercise price of the rights would be adjusted and holders of the rights (other than rights owned by an acquiring person or group) would be entitled to purchase common stock at approximately half of market value. Given the potential adjustment of the exercise price of the rights, the rights could cause substantial dilution to a person or group that acquires 4.99% or more of the Company's common stock on terms not approved by the Company's Board of Directors.
No rights were exercisable at June 30, 2013. There is no impact to the Company's financial results as a result of the adoption of the rights plan for the six month period ended June 30, 2013.

Note 12. Subsequent Event
On July 31, 2013 we entered into an asset purchase agreement with Novadaq Technologies Inc. (“Novadaq”). Under the terms of the asset purchase agreement, we sold Novadaq all of our assets specifically related to an uncommercialized surgical imaging system previously in development. We also licensed certain existing Company technology to Novadaq for their use in the peri-operative field.  In exchange, we received upfront consideration of $2.0 million, and can receive up to $1.0 million in deferred contingent payments based on the achievement of specific regulatory and commercial milestones.  In addition, a royalty on sales will be paid for a period of five years from the date of the first commercial sale of the related surgical imaging system.

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

Results of Operations
The following tables set forth our results from operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	Percent of 2013 Revenues	2012	Percent of 2012 Revenues	Change from Prior Year
(in thousands)					Dollars	Percent
Revenues:
DIS	$9,475	73.5%	$9,377	73.8%	$98	1.0%
Diagnostic Imaging	3,415	26.5%	3,333	26.2%	82	2.5%
Total revenues	12,890	100%	12,710	100%	180	1.4%
Total cost of revenues	9,097	70.6%	9,029	71.0%	68	0.8%
Gross profit	3,793	29.4%	3,681	29.0%	112	3.0%
Operating expenses:
Research and development	177	1.4%	1,047	8.2%	(870)	(83.1)%
Marketing and sales	1,009	7.8%	1,671	13.1%	(662)	(39.6)%
General and administrative	2,571	19.9%	1,811	14.2%	760	42.0%
Amortization of intangible assets	58	0.4%	58	0.5%	—	—%
Restructuring charges	610	4.7%	—	—%	610	100.0%
Total operating expenses	4,425	34.2%	4,587	36.0%	(162)	(3.5)%
Loss from operations	(632)	(4.9)%	(906)	(7.1)%	274	(30.2)%
Total other income	16	0.1%	15	0.1%	1	6.7%
Net loss	$(616)	(4.8)%	$(891)	(7.0)%	$275	(30.9)%

	Six Months Ended June 30,
	2013	Percent of 2013 Revenues	2012	Percent of 2012 Revenues	Change from Prior Year
					Dollars	Percent
Revenues:
DIS	$18,414	75.4%	$18,666	72.7%	$(252)	(1.4)%
Diagnostic Imaging	6,022	24.6%	7,014	27.3%	(992)	(14.1)%
Total revenues	24,436	100%	25,680	100%	(1,244)	(4.8)%
Total cost of revenues	17,826	72.9%	18,327	71.4%	(501)	(2.7)%
Gross profit	6,610	27.1%	7,353	28.6%	(743)	(10.1)%
Operating expenses:
Research and development	996	4.1%	1,943	7.5%	(947)	(48.7)%
Marketing and sales	2,245	9.2%	3,387	13.1%	(1,142)	(33.7)%
General and administrative	4,673	19.1%	4,075	15.9%	598	14.7%
Amortization of intangible assets	123	0.5%	136	0.5%	(13)	(9.6)%
Restructuring charges	1,614	6.6%	—	—%	1,614	100.0%
Total operating expenses	9,651	39.5%	9,541	37.0%	110	1.2%
Loss from operations	(3,041)	(12.4)%	$(2,188)	(8.5)%	(853)	39.0%
Total other income	6	—%	29	0.1%	(23)	(79.3)%
Net loss	$(3,035)	(12.4)%	$(2,159)	(8.4)%	$(876)	40.6%

Comparison of the Three Months Ended June 30, 2013 and 2012
Revenues
Consolidated. Consolidated revenue was $12.9 million for the three months ended June 30, 2013, an increase of $0.2 million, or 1.4%, compared to the prior year quarter, primarily as a result of an increase in revenue associated with our DIS business, as well as an increase in camera revenue in our Diagnostic Imaging segment. DIS revenue accounted for 73.5% of total revenues for 2013, compared to 73.8% for the prior year quarter. The percentage of revenue associated with our DIS segment was slightly lower for the three months ended June 30, 2013 compared to the same period in the prior year, primarily as a result of higher camera revenue during 2013. We expect our DIS revenue to continue to represent the larger percentage of our consolidated revenue. In addition, DIS revenue may increase as a percentage of consolidated revenue for future periods as a result of our Diagnostic Imaging restructuring initiative. See "Restructuring" discussed below.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $3.8 million for the three months ended June 30, 2013, an increase of $0.1 million, or 3.0%, compared to the prior year quarter. The increase in consolidated gross profit is primarily the result of higher camera sales during the three months ended June 30, 2013, compared to the prior year quarter. Consolidated gross profit as a percentage of revenue increased to 29.4% for the three months ended June 30, 2013 from 29.0% for the prior year quarter, primarily as a result of favorable average selling prices and margins on our camera sales.
DIS. Cost of DIS revenue primarily consists of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with providing our services. Cost of DIS revenue was $7.2 million for the three months ended June 30, 2013, an increase of $0.3 million, or 3.9%, compared to the prior year quarter. The increase in cost of DIS revenue is primarily a result of increased labor and radiopharmaceutical costs. DIS gross profit was $2.3 million for the three months ended June 30, 2013, a decrease of $0.2 million, or 7.0%, from a gross profit of $2.5 million for the prior year quarter.
DIS gross profit as a percentage of DIS revenue decreased to 24.2% for the three months ended June 30, 2013 from 26.3% for the prior year quarter. The reduction in gross profit was primarily attributable to an increase in labor and radiopharmaceutical costs.
Diagnostic Imaging. Cost of Diagnostic Imaging revenue primarily consists of materials, labor and overhead costs associated with the manufacturing, warranty and service contracts associated with our products. Cost of Diagnostic Imaging revenue was $1.9 million for the three months ended June 30, 2013, a decrease of $0.2 million, or 9.6%, compared to the prior year quarter, which is primarily the result of less cost associated with our service contracts. Diagnostic Imaging gross profit was $1.5 million for the three months ended June 30, 2013, an increase of $0.3 million, or 23.5%, compared to the prior year quarter primarily as a result of increased average selling prices for cameras. Diagnostic Imaging gross profit as a percentage of Diagnostic Imaging revenue was 43.8% for the three months ended June 30, 2013, compared to 36.4% for the prior year quarter due to changes in product mix and increased average selling prices.
Operating Expenses
Research and Development. Research and development expenses are the costs associated with the design, development and expansion of our existing technology and consist of salaries, development material costs, facility and overhead costs, consulting fees, and engineering costs. Research and development expenses were $0.2 million for the three months ended June 30, 2013, a decrease of $0.9 million, or 83.1%, from the prior year quarter. Based on our Diagnostic Imaging restructuring initiative, we expect research and development expenses to continue to significantly decrease from historical levels for the remainder of fiscal year 2013, and going forward on a quarter by quarter basis as compared to the prior year.
Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, travel and marketing costs. Marketing and sales expenses were $1.0 million for the three months ended June 30, 2013, a decrease of $0.7 million, or 39.6%, compared to the prior year quarter, primarily as a result of the Diagnostic Imaging restructuring initiative. We expect that marketing and sales expense will continue to decrease from their historical levels for the remainder of fiscal year 2013 going forward, on a quarter by quarter basis as compared to the prior year.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology, executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $2.6 million for the three months ended June 30, 2013, an increase of $0.8 million, or 42.0%, compared to the prior year quarter. This increase is primarily related to costs associated with our proxy contest and the subsequent legal proceedings associated with the proxy contest during the three months ended June 30, 2013. Over the remaining course of fiscal year 2013 we expect general and administrative expense to decrease for core expenses as our Diagnostic Imaging restructuring initiative becomes fully implemented. We also anticipate that the majority of the proxy litigation costs will be reimbursed under our existing insurance coverage for the remainder of fiscal year 2013 going forward, but cannot predict the timing or conclusion of our proxy litigation. See Note 7 to the unaudited Condensed Consolidated Financial Statements.
Restructuring. On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs, including a reduction in force. After completion of this Diagnostic Imaging restructuring initiative, we believe the overall operating cash flow of the Company will increase. However, it is also likely that the long-term volume and total revenue of our Diagnostic Imaging camera sales will decrease. Total restructuring charges incurred during the three months ended June 30, 2013 were $0.6 million. These charges consisted primarily of employee related costs. We expect that we will continue to incur limited restructuring charges over the remainder of fiscal year 2013, but at significantly lower amounts going forward. See Note 5 to the unaudited Condensed Consolidated Financial Statements.
Comparison of the Six Months Ended June 30, 2013 and 2012
Revenues
Consolidated. Consolidated revenue was $24.4 million for the six months ended June 30, 2013, a decrease of $1.2 million, or 4.8%, compared to the prior year period, primarily as a result of a decrease in camera sales in our Diagnostic Imaging segment during the three months ended March 31, 2013, along with pricing pressure associated with our DIS services business. DIS revenue accounted for 75.4% of total revenues for 2013, compared to 72.7% for the prior year period. The percentage of revenue associated with our DIS segment was higher for the six months ended June 30, 2013 compared to the same period in the prior year, primarily as a result of lower camera sales during 2013.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $6.6 million for the six months ended June 30, 2013, a decrease of $0.7 million, or 10.1%, compared to the prior year period. The decrease in consolidated gross profit is primarily the result of lower camera sales during the three months ended March 31, 2013 compared to the prior year period, as well as inventory reserve adjustments included within our Diagnostic Imaging segment during the three months ended March 31, 2013, related to our Diagnostic Imaging restructuring initiative. DIS pricing pressure also contributed to the decrease in consolidated gross profit. Consolidated gross profit as a percentage of revenue decreased to 27.1% for the six months ended June 30, 2013 from 28.6% for the prior year period.
DIS. Cost of DIS revenue was $14.0 million for the six months ended June 30, 2013, an increase of $0.1 million, or 0.9%, compared to the prior year period. The increase in cost of DIS revenue is primarily a result of increased labor costs, as well as a one-time workers' compensation insurance refund that occurred in the six months ended June 30, 2012 which did not reoccur in the six months ended June 30, 2013. DIS gross profit was $4.4 million for the six months ended June 30, 2013, a decrease of $0.4 million, or 7.8%, from a gross profit of $4.8 million for the prior year period.
DIS gross profit as a percentage of DIS revenue decreased to 23.9% for the six months ended June 30, 2013 from 25.6% for the prior year period. The reduction in gross profit was primarily attributable to an increase in labor costs, as well as a one-time workers' compensation insurance refund that occurred in the six months ended June 30, 2012 which did not reoccur in the six months ended June 30, 2013.
Diagnostic Imaging. Cost of Diagnostic Imaging revenue was $3.8 million for the six months ended June 30, 2013, a decrease of $0.6 million, or 14.0%, compared to the prior year period, which is primarily the result of lower camera sales partially offset by inventory reserve adjustments related to our Diagnostic Imaging restructuring initiative. Diagnostic Imaging gross profit was $2.2 million for the six months ended June 30, 2013, a decrease of $0.4 million, or 14.5%, compared to the prior year period. Diagnostic Imaging gross profit as a percentage of Diagnostic Imaging revenue was 36.5% for the six months ended June 30, 2013, compared to 36.7% for the prior year period due to inventory reserve adjustments associated with our Diagnostic Imaging restructuring initiative, partially offset by favorable changes in product mix and average selling price.

Operating Expenses
Research and Development. Research and development expenses were $1.0 million for the six months ended June 30, 2013, a decrease of $0.9 million from the prior year period. Based on our Diagnostic Imaging restructuring initiative, we expect research and development expenses to continue to significantly decrease from their historical levels for the remainder of fiscal year 2013, and going forward on a quarter by quarter basis as compared to the prior year.
Marketing and Sales. Marketing and sales expenses were $2.2 million for the six months ended June 30, 2013, a decrease of $1.1 million, or 33.7%, compared to the prior year period, primarily as a result of the Diagnostic Imaging restructuring initiative. We expect that marketing and sales expense will continue to decrease from their historical levels for the remainder of fiscal year 2013 going forward, on a quarter by quarter basis as compared to the prior year.
General and Administrative. General and administrative expenses were $4.7 million for the six months ended June 30, 2013, an increase of $0.6 million, or 14.7%, compared to the prior year period. This increase is primarily related to costs associated with our proxy contest and subsequent legal proceedings associated with the proxy contest. We expect general and administrative expense to decrease for core expenses over the remaining course of fiscal year 2013 as our Diagnostic Imaging restructuring initiative becomes fully implemented.
Restructuring. Total restructuring charges incurred during the six months ended June 30, 2013 were $1.6 million related to our Diagnostic Imaging restructuring. These charges consisted primarily of employee related costs, while the remaining costs include contract termination costs and other related costs. We expect that we will continue to incur limited restructuring charges over the remaining course of fiscal year 2013, but at significantly lower amounts going forward. See Note 5 to the unaudited Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
We require capital principally for equipment to provide services to our customers and to finance accounts receivable and inventory, which we manage closely. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of deliveries and the payment cycles of our customers. Our capital expenditures consist primarily of nuclear cameras, ultrasound machines, vehicles and computer hardware and software.
As of June 30, 2013, we had cash, cash equivalents and securities available-for-sale of $22.2 million. We currently invest our cash reserves in money market accounts and high quality investment grade corporate debt securities. Based upon our current level of expenditures, we believe our current working capital, together with cash flows from operating activities, will be more than adequate to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.
Cash Flows
The following table shows cash flow information for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(in thousands)	2013	2012
Net cash used in operating activities	$(1,564)	$(1,139)
Net cash used in investing activities	(2,213)	(3,515)
Net cash used in financing activities	(2,789)	(342)
Operating Activities
Net cash used in operating activities increased $0.4 million for the six months ended June 30, 2013 compared to the prior year period. This usage was related to a higher net loss period over period, which was largely due to restructuring charges from our Diagnostic Imaging restructuring initiative, as well as proxy contest litigation costs recorded during the six months ended June 30, 2013.
Investing Activities
Net cash used in investing activities decreased $1.3 million for the six months ended June 30, 2013 compared to the prior year period. This decrease was primarily attributable to increased sales and maturities of securities available-for-sale, partially offset by purchases of securities available-for-sale, as we made more cash available for share repurchases.
Financing Activities
Net cash used in financing activities increased by $2.4 million for the six months ended June 30, 2013 compared to the prior year period. This change is attributable to higher share repurchases during the six months ended June 30, 2013.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2013, we were not involved in any unconsolidated SPE transactions.
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
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the SEC on March 13, 2013. Beyond what is described below, the risks and uncertainties described in “Item 1A – Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.
We adopted a tax benefits preservation plan, designed to preserve the value of certain income tax assets, primarily tax net operating loss carryforwards (“NOLs”), which may discourage acquisition and sale of large blocks of our stock and may result in significant dilution for certain stockholders.
In May 2013, we adopted a tax benefits preservation plan in the form of a Section 382 Rights Agreement (the “382 Agreement”). The 382 Agreement is designed to preserve stockholder value and the value of certain income tax assets primarily associated with NOLs by acting as a deterrent to any person acquiring beneficial ownership of 4.99% or more of the Company’s outstanding common stock without the approval of the Board. The 382 Agreement may discourage existing 5% stockholders from selling their interest in a single block which may impact the liquidity of the Company's common stock, may deter institutional investors from investing in our stock, and may deter potential acquirers from making premium offers to acquire the Company, factors which may depress the market price of our stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Issuer purchases of equity securities during the quarter ended June 30, 2013 were:

	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2013 — April 30, 2013	47,050	$2.53	1,128,691	$9,773,391
May 1, 2013 — May 31, 2013	209,793	$2.43	1,338,484	$9,263,953
June 1, 2013 — June 30, 2013	995,916	$2.40	2,334,400	$6,877,331
	1,252,759		2,334,400	$6,877,331
(1) On February 27, 2013, our board of directors modified our stock buyback program originally adopted in February 2009 to increase repurchases to an aggregate of $7.0 million, and subsequently, on March 13, 2013, increased the stock buyback program again for repurchases of up to an aggregate of $12.0 million. The timing of stock repurchases and the number of shares of common stock to be repurchased are in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The timing and extent of the repurchase depends upon market conditions, applicable legal and contractual requirements, and other factors.

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

3.3
Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock (Incorporated by reference to the exhibits to the Company's report on Form 8-K originally filed with the Commission on May 24, 2013).

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

4.3
Tax Benefit Preservation Plan by and between Digirad Corporation and American Stock Transfer and Trust Company, dated as of May 23, 2013 (Incorporated by reference to the exhibits to the Company's report on Form 8-K originally filed with the Commission on May 24, 2013).

31.1*	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1**	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase***

101.LAB	XBRL Taxonomy Extension Labels Linkbase***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

101.DEF	XBRL Taxonomy Extension Definition Linkbase***
_________________

*	Filed herewith.

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

DIGIRAD CORPORATION

Date:	August 1, 2013	By:	/s/ MATTHEW G. MOLCHAN
Matthew G. Molchan President and Chief Executive Officer (Principal Executive Officer)

Date:	August 1, 2013	By:	/s/ JEFFRY R. KEYES
Jeffry R. Keyes Chief Financial Officer (Principal Financial and Accounting Officer)