Form 10-Q
period 2013-09-30
DIGIRAD CORP
filed 2013-11-01
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
FORM 10-Q
 __________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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
As of October 21, 2013 the registrant had 18,423,063 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION
TABLE OF CONTENTS

IMPORTANT INFORMATION REGARDING FOWARD-LOOKING STATEMENTS	3
PART I. FINANCIAL INFORMATION	4
Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	17
Item 4. Controls and Procedures	17
PART II. OTHER INFORMATION	19
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
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
DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
DIS	$9,489	$8,856	$27,903	$27,522
Diagnostic Imaging	2,924	2,961	8,946	9,975
Total revenues	12,413	11,817	36,849	37,497

Cost of revenues:
DIS	6,916	6,880	20,920	20,765
Diagnostic Imaging	1,679	1,808	5,501	6,250
Total cost of revenues	8,595	8,688	26,421	27,015

Gross profit	3,818	3,129	10,428	10,482

Operating expenses:
Research and development	24	1,055	1,020	2,998
Marketing and sales	1,042	1,348	3,287	4,735
General and administrative	1,754	1,744	6,427	5,820
Amortization of intangible assets	55	49	178	184
Restructuring charges	79	—	1,693	—
Gain on sale of assets and license agreement	(1,568)	—	(1,568)	—
Total operating expenses	1,386	4,196	11,037	13,737

Income (loss) from operations	2,432	(1,067)	(609)	(3,255)

Other income (expense):
Interest and other income, net	13	28	52	82
Interest expense	(5)	(2)	(10)	(3)
Total other income	8	26	42	79

Net income (loss) before income taxes	2,440	(1,041)	(567)	(3,176)
Income tax benefit	72	135	44	111
Net income (loss)	$2,512	$(906)	$(523)	$(3,065)

Net income (loss) per share:
Basic	$0.14	$(0.05)	$(0.03)	$(0.16)
Diluted	$0.14	$(0.05)	$(0.03)	$(0.16)

Shares used in per share computations:
Weighted average shares outstanding – basic	18,328	19,263	18,890	19,273
Weighted average shares outstanding – diluted	18,580	19,263	18,890	19,273

Net income (loss)	$2,512	$(906)	$(523)	$(3,065)

Other comprehensive loss:
Unrealized gain (loss) on marketable securities	23	32	(35)	26
Total other comprehensive income (loss)	23	32	(35)	26
Comprehensive income (loss)	$2,535	$(874)	$(558)	$(3,039)
See accompanying notes to unaudited condensed consolidated financial statements

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$17,638	$19,514
Securities available-for-sale	8,301	7,679
Accounts receivable, net	6,077	6,329
Inventories, net	4,413	4,979
Other current assets	519	642
Restricted cash	244	244
Total current assets	37,192	39,387

Property and equipment, net	4,111	4,693
Intangible assets, net	406	584
Goodwill	184	184
Other assets	90	61
Total assets	$41,983	$44,909

Liabilities and stockholders’ equity
Accounts payable	$1,720	$1,546
Accrued compensation	3,454	2,364
Accrued warranty	133	326
Deferred revenue	1,494	1,849
Other accrued liabilities	1,608	2,199
Total current liabilities	8,409	8,284
Other liabilities	264	176
Total liabilities	8,673	8,460

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 18,418,896 and 19,144,448 shares issued and outstanding (net of treasury shares) at September 30, 2013 and December 31, 2012, respectively	2	2
Treasury stock, at cost; 2,588,484 and 1,073,641 shares at September 30, 2013 and December 31, 2012, respectively	(5,728)	(2,086)
Additional paid-in capital	157,695	156,634
Accumulated other comprehensive income (loss)	(18)	17
Accumulated deficit	(118,641)	(118,118)
Total stockholders’ equity	33,310	36,449
Total liabilities and stockholders’ equity	$41,983	$44,909
See accompanying notes to unaudited condensed consolidated financial statements

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(Unaudited)

(in thousands)	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(523)	$(3,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,269	1,466
Amortization of intangible assets	178	184
Provision for bad debt	(60)	(17)
Stock-based compensation	300	471
Gain on sale of assets and license agreement	(1,623)	(48)
Amortization of premiums on investments	148	103
Changes in operating assets and liabilities:
Accounts receivable	313	(527)
Inventories	694	(777)
Other assets	94	133
Accounts payable	167	576
Accrued compensation	1,090	445
Deferred revenue	(355)	(351)
Other liabilities	(873)	(167)
Restricted cash	—	(50)
Net cash provided by (used in) operating activities	819	(1,624)

Investing activities
Purchases of property and equipment	(617)	(880)
Net proceeds from sale of assets and license agreement	1,676	63
Purchases of securities available-for-sale	(4,679)	(4,887)
Sales and maturities of securities available-for-sale	3,874	2,365
Net cash provided by (used in) investing activities	254	(3,339)

Financing activities
Issuances of common stock	760	296
Repurchases of common stock	(3,640)	(1,029)
Repayment of obligations under capital leases	(69)	—
Net cash used in financing activities	(2,949)	(733)
Net decrease in cash and cash equivalents	(1,876)	(5,696)
Cash and cash equivalents at beginning of period	19,514	24,039
Cash and cash equivalents at end of period	$17,638	$18,343
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
Note 2. Basic and Diluted Net Income (Loss) Per Share
For the three and nine months ended September 30, 2013 and 2012, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and vested restricted stock units outstanding during the period. Diluted net income (loss) per common share is calculated to give effect of all dilutive securities, if applicable, using the treasury stock method.
The following table sets forth the reconciliation of shares used to compute basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in thousands)	2013	2012	2013	2012
Weighted average shares outstanding - basic	18,328	19,263	18,890	19,273
Dilutive potential common stock outstanding:
Stock options	250	—	—	—
Restricted stock units	2	—	—	—
Weighted average shares outstanding - diluted	18,580	19,263	18,890	19,273
The following weighted average outstanding common stock equivalents were not included in the calculation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in thousands)	2013	2012	2013	2012
Stock options	—	331	338	412
Restricted stock units	—	22	12	24
Total	—	353	350	436
Note 3. Inventories
Our inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) and we review inventory balances for excess and obsolete inventory levels on a quarterly basis.

(in thousands)	September 30, 2013	December 31, 2012
Raw materials	$2,653	$2,522
Work-in-process	3,463	3,161
Finished goods	1,178	1,861
	7,294	7,544
Less reserve for excess and obsolete inventories	(2,881)	(2,565)
Inventories, net	$4,413	$4,979

Note 4. Property and Equipment

(in thousands)	September 30, 2013	December 31, 2012
Machinery and equipment	$22,209	$22,302
Computer hardware and software	2,508	2,827
Leasehold improvements	871	865
	25,588	25,994
Accumulated depreciation	(21,477)	(21,301)
Property and equipment, net	$4,111	$4,693
Note 5. Restructuring Charges
On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs and focus on maximizing cash flow from our DIS service business (the "Diagnostic Imaging restructuring initiative"). The Diagnostic Imaging restructuring initiative includes a reduction in force. In addition, as part of the Diagnostic Imaging restructuring initiative, we entered into an agreement in September 2013 with a third party to outsource the majority of the manufacturing associated with our cameras. As a result of this Diagnostic Imaging restructuring initiative, we estimate that we will incur in total approximately $1.7 million to $1.9 million in restructuring charges, the majority of which will be incurred during fiscal year 2013. Included in this estimated range is approximately $1.6 million of employee related costs, while the remaining costs include contract termination costs and other related costs. As currently planned, substantially all restructuring efforts associated with this initiative are expected to be complete by December 31, 2013. Through September 30, 2013, we have expensed approximately $1.7 million of charges associated with the Diagnostic Imaging restructuring initiative, including approximately $1.5 million of employee related costs. Restructuring liabilities and associated charges are measured at fair value as incurred. Restructuring charges do not include charges associated with excess inventory, any excess capacity, or personnel wages and benefits before personnel leave the Company.
The following table includes information regarding our current Diagnostic Imaging restructuring initiative:

(in thousands)	Accrued at December 31, 2012	Accrued Costs	Cash Payments and Other Reductions	Accrued at September 30, 2013
Total Diagnostic Imaging restructuring initiative	$—	$1,693	$1,122	$571

All accrued restructuring charges at September 30, 2013 are included in the accrued compensation line item in the unaudited condensed consolidated balance sheets. All the restructuring charges for the three and nine months ended September 30, 2013 are included in the Diagnostic Imaging segment.
Note 6. Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at September 30, 2013 and December 31, 2012.

	Fair Value as of September 30, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$8,301	$—	$8,301

	Fair Value as of December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$7,679	$—	$7,679

The fair value of our corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. We did not reclassify any investments between levels in the fair value hierarchy during the nine months ended September 30, 2013.
Securities Available for Sale
Securities available-for-sale primarily consist of investment grade corporate debt securities. We classify all securities as available-for-sale and as current assets, as the sale of such securities may be required prior to maturity to execute management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. It is not more likely than not that we will be required to sell investments before recovery of their amortized costs. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and included in interest income. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in other income (expense) within the condensed consolidated statements of comprehensive income (loss). The realized gains and losses on these sales were minimal for the three and nine months ended September 30, 2013 and 2012.

The following table sets forth the composition of securities available-for-sale as of September 30, 2013 and December 31, 2012.

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of September 30, 2013 (in thousands)			Gains	Losses
Corporate debt securities	3 or less	$8,319	$8	$(26)	$8,301

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of December 31, 2012 (in thousands)			Gains	Losses
Corporate debt securities	3 or less	$7,662	$17	$—	$7,679

Note 7. Commitments and Contingencies
Radiopharmaceutical litigation. In April 2013, we settled a contractual dispute with our former radiopharmaceutical supplier who alleged that we, along with another radiopharmaceutical supplier, collaborated and breached our supply commitment contract. In summary, the settlement releases all parties from all claims associated with the dispute and the Company paid $385,000 which was recorded in other accrued liabilities as of December 31, 2012. The associated expense was recognized in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2012.
Annual Meeting Litigation. In May 2013, we were served with a complaint in Delaware Chancery Court by one of our larger shareholders, the Red Oak Fund, L.P. ("Red Oak"). In summary, the complaint alleged that the Annual Meeting of Shareholders election process (the "Election") was improperly conducted. Red Oak sought to have the results of the Election voided and to compel Digirad to conduct a new Annual Meeting process. On October 23, 2013, the Delaware Chancery Court issued a memorandum opinion in favor of the Company which upheld the Election as valid.
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
Note 9. Stock Repurchase Program
On February 27, 2013, our board of directors modified our stock buyback program originally adopted in February 2009 to increase repurchases to an aggregate of $7.0 million, and subsequently, on March 13, 2013, increased the stock buyback program again for repurchases of up to an aggregate of $12.0 million. During the three and nine months ended September 30, 2013, we repurchased 254,084 and 1,514,843 respectively, of shares of our common stock under the buyback program. Cumulatively through September 30, 2013, we have repurchased 2,588,484 shares of common stock at a cost of $5.7 million.

Note 10. Segments
Our reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the operating income (loss) contributed by each segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Gross profit by segment:
DIS	$2,573	$1,976	$6,983	$6,757
Diagnostic Imaging	1,245	1,153	3,445	3,725
Condensed consolidated gross profit	$3,818	$3,129	$10,428	$10,482

Income (loss) from operations by segment:
DIS	$396	$12	$(192)	$227
Diagnostic Imaging (1)	2,036	(1,079)	(417)	(3,482)
Condensed consolidated income (loss) from operations	$2,432	$(1,067)	$(609)	$(3,255)

Depreciation and amortization:
DIS	$348	$440	$1,095	$1,414
Diagnostic Imaging	127	84	352	236
Condensed consolidated depreciation and amortization	$475	$524	$1,447	$1,650

(in thousands)	As of September 30, 2013	As of December 31, 2012
Identifiable assets by segment:
DIS	$11,620	$9,105
Diagnostic Imaging	30,363	35,804
Condensed Consolidated assets	$41,983	$44,909
(1) Included in the Diagnostic Imaging loss from operations for the three and nine months ended September 30, 2013, are approximately $0.1 million and $1.7 million of charges, respectively, associated with our Diagnostic Imaging restructuring initiative (See Note 5), as well as a gain of approximately $1.6 million associated with the sale of assets and licensing agreement from an uncommercialized surgical imaging system previously in development (See Note 12).
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
The rights will become exercisable following (i) the 10th business day (or such later date as may be determined by the Board of Directors) after the public announcement that an acquiring person has acquired beneficial ownership of 4.99% or more of the common shares of the Company or (ii) the 10th business day (or such later date as may be determined by the Board of Directors) after a person or group announces a tender or exchange offer that would result in ownership by a person or group of 4.99% or more of the common shares of the Company.
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
No rights were exercisable at September 30, 2013. There is no impact to the Company's financial results as a result of the adoption of the rights plan for the nine month period ended September 30, 2013.
Note 12. Surgical Imaging Asset Sale and License Agreement
On July 31, 2013, we entered into an asset purchase agreement with Novadaq Technologies Inc. (“Novadaq”). Under the terms of the asset purchase agreement, we sold Novadaq all of our assets specifically related to an uncommercialized surgical imaging system previously in development. We also licensed certain existing Company technology to Novadaq for their use in the peri-operative field.  In exchange, we received upfront consideration of $2.0 million, and could receive up to $1.0 million in deferred contingent payments based on the achievement of specific regulatory and commercial milestones.  In addition a royalty on sales, if any, will be paid for a period of five years from the date of the first commercial sale of the related surgical imaging system.
We identified the deliverables at the inception of the agreements and determined that the tangible assets, consisting of inventory parts, and intangible assets, consisting of the technology license and various patents and know-how, individually represent separate units of accounting because each deliverable has standalone value. The best estimated selling prices for these units of accounting were determined using the income method for the intangible assets, and a cost plus a reasonable margin basis for the tangible assets. The arrangement consideration was allocated to the deliverables based on the relative selling price method.
The amount of allocable arrangement consideration is limited to the amount that is not contingent upon meeting other specified performance conditions (the non-contingent amount); therefore, the amount allocated to the deliverables at September 30, 2013, was limited to the upfront cash received of $2.0 million. Since performance and delivery occurred on both deliverables during the three months ended September 30, 2013, a gain of $1.6 million representing the $2.0 million of upfront consideration less legal, consulting and other transaction fees as well as the cost basis of the inventory was recorded in the three months ended September 30, 2013.
We expect to recognize the regulatory and commercial milestone payments as a gain if and when the milestones are achieved. We expect to recognize the sales royalty payments as a gain if and when the royalties are earned.
Note 13. Subsequent Events
On October 23, 2013, the Delaware Chancery Court issued a memorandum opinion in favor of the Company which upheld the 2013 Annual Meeting of Shareholders election as valid. In May 2013, we had been served with a complaint in Delaware Chancery Court by one of our larger shareholders, the Red Oak Fund, L.P. ("Red Oak"), alleging that the 2013 Annual Meeting of Shareholders election process was improperly conducted. See Note 7 to the unaudited Condensed Consolidated Financial Statements for further information.
On November 1, 2013, the Company’s Board of Directors declared a cash dividend of $0.05 per share payable on November 22, 2013 to shareholders of record on November 12, 2013.

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
We generate revenues within two primary operating segments: DIS and Diagnostic Imaging. Through DIS, we offer a comprehensive diagnostic imaging services program as an alternative to purchasing a gamma camera or ultrasound equipment for physicians who wish to perform nuclear imaging, echocardiography, vascular ultrasound, or any combination of these procedures in their offices by utilizing our imaging systems, certified personnel and other support required to perform imaging in the physician’s office. The flexibility of our products and our DIS diagnostic imaging service allows physicians more control over the diagnosis and treatment of their patients in their offices and to retain revenue from procedures they would otherwise refer elsewhere. DIS services are primarily provided to cardiologists, internal medicine physicians and family practice doctors who enter into contracts for our diagnostic imaging services delivered on a per-day basis. Our typical contracts provide service coverage ranging from once per month to five times per week. We experience some seasonality in our DIS business related to vacations, holidays and inclement weather. We may experience significant market changes due to fluctuations in reimbursements to our physicians and the uncertainty with healthcare legislation. These market changes may require further adjustments to our business model in order for our physician customers and us to maintain a viable economic model. Our Diagnostic Imaging segment revenue results primarily from selling solid-state gamma cameras and camera maintenance contracts. We sell our imaging systems to physician offices and hospitals primarily in the United States, although we have sold a small number of imaging systems internationally.
On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs, including a reduction in force (the "Diagnostic Imaging restructuring initiative"). After completion of this restructuring, we believe the overall operating cash flow of the Company will increase. As part of the restructuring effort, we conducted a review as to whether we would continue to manufacture our nuclear gamma cameras internally or outsource the manufacturing to a third party, and in both cases, at what level we would produce cameras. In September 2013, we entered into an agreement with a third party to outsource the majority of manufacturing associated with our cameras. As a result of the outsourcing and restructuring efforts, we believe that we will be able to streamline the camera manufacturing process and ultimately reduce the cost of our cameras. The transition to the outsourcing partner will take place over the remainder of fiscal year 2013 as well as much of fiscal year 2014 and, as a result, we expect to see the cost savings slowly accrete over that same time period. Though we believe over the long term we will see cost savings in our camera manufacturing process, the volume of our future camera sales will ultimately be impacted by many factors, including economic conditions, health care law changes, and our ability to penetrate new markets, all of which are difficult to predict. Overall, this restructuring resulted in certain charges being incurred in the first nine months of fiscal year 2013. We anticipate that there will be limited restructuring charges incurred in the last three months of fiscal year 2013, and first half of fiscal year 2014. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information.

Results of Operations
The following tables set forth our results from operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	Percent of 2013 Revenues	2012	Percent of 2012 Revenues	Change from Prior Year
(in thousands)					Dollars	Percent
Revenues:
DIS	$9,489	76.4%	$8,856	74.9%	$633	7.1%
Diagnostic Imaging	2,924	23.6%	2,961	25.1%	(37)	(1.2)%
Total revenues	12,413	100%	11,817	100%	596	5.0%
Total cost of revenues	8,595	69.2%	8,688	73.5%	(93)	(1.1)%
Gross profit	3,818	30.8%	3,129	26.5%	689	22.0%

Operating expenses:
Research and development	24	0.2%	1,055	8.9%	(1,031)	(97.7)%
Marketing and sales	1,042	8.4%	1,348	11.4%	(306)	(22.7)%
General and administrative	1,754	14.2%	1,744	14.8%	10	0.6%
Amortization of intangible assets	55	0.4%	49	0.4%	6	12.2%
Restructuring charges	79	0.6%	—	—%	79	100.0%
Gain on sale of assets and license agreement	(1,568)	(12.6)%	—	—%	(1,568)	100.0%
Total operating expenses	1,386	11.2%	4,196	35.5%	(2,810)	(67.0)%
Income (loss) from operations	2,432	19.6%	(1,067)	(9.0)%	3,499	(327.9)%
Total other income	8	0.1%	26	0.2%	(18)	(69.2)%
Income (loss) before income taxes	2,440	19.7%	(1,041)	(8.8)%	3,481	(334.4)%
Income tax benefit	72	0.5%	135	1.1%	$(63)	(46.7)%
Net income (loss)	$2,512	20.2%	$(906)	(7.7)%	$3,418	(377.3)%

	Nine Months Ended September 30,
	2013	Percent of 2013 Revenues	2012	Percent of 2012 Revenues	Change from Prior Year
					Dollars	Percent
Revenues:
DIS	$27,903	75.7%	$27,522	73.4%	$381	1.4%
Diagnostic Imaging	8,946	24.3%	9,975	26.6%	(1,029)	(10.3)%
Total revenues	36,849	100%	37,497	100%	(648)	(1.7)%
Total cost of revenues	26,421	71.7%	27,015	72.0%	(594)	(2.2)%
Gross profit	10,428	28.3%	10,482	28.0%	(54)	(0.5)%

Operating expenses:
Research and development	1,020	2.8%	2,998	8.0%	(1,978)	(66.0)%
Marketing and sales	3,287	8.9%	4,735	12.6%	(1,448)	(30.6)%
General and administrative	6,427	17.5%	5,820	15.5%	607	10.4%
Amortization of intangible assets	178	0.5%	184	0.5%	(6)	(3.3)%
Restructuring charges	1,693	4.6%	—	—%	1,693	100.0%
Gain on sale of assets and license agreement	(1,568)	(4.3)%	—	—%	(1,568)	100.0%
Total operating expenses	11,037	30.0%	13,737	36.6%	(2,700)	(19.7)%
Loss from operations	(609)	(1.7)%	$(3,255)	(8.7)%	2,646	(81.3)%
Total other income	42	0.2%	79	0.2%	(37)	(46.8)%
Loss before income taxes	(567)	(1.5)%	(3,176)	(8.5)%	2,609	(82.1)%
Income tax benefit	44	0.1%	111	0.3%	(67)	(60.4)%
Net loss	$(523)	(1.4)%	$(3,065)	(8.2)%	$2,542	(82.9)%

Comparison of the Three Months Ended September 30, 2013 and 2012
Revenues
Consolidated. Consolidated revenue was $12.4 million for the three months ended September 30, 2013, an increase of $0.6 million, or 5.0%, compared to the prior year quarter, primarily as a result of an increase in revenue associated with our DIS business, driven by a greater number of imaging days provided offset partially by a decrease in the average mobile imaging rate per day. DIS revenue accounted for 76.4% of total revenues for 2013, compared to 74.9% for the prior year quarter. The percentage of consolidated revenue associated with our DIS segment was slightly higher for the three months ended September 30, 2013 compared to the same period in the prior year, primarily as a result of DIS revenue growth for the three months ended September 30, 2013 compared to the same period in the prior year, while Diagnostic Imaging revenue remained relatively consistent for the three months ended September 30, 2013 compared to the same period in the prior year. We expect our DIS revenue to continue to represent the larger percentage of our consolidated revenue, however the percentage will fluctuate quarter by quarter given the significant variability in the timing and volume of camera unit sales. In addition, DIS revenue may generally increase as a percentage of consolidated revenue for future periods as a result of our Diagnostic Imaging restructuring initiative. See "Restructuring" discussed below.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $3.8 million for the three months ended September 30, 2013, an increase of $0.7 million, or 22.0%, compared to the prior year quarter. The increase in consolidated gross profit is primarily the result of higher DIS revenue during the three months ended September 30, 2013, compared to the prior year quarter. Consolidated gross profit as a percentage of revenue increased to 30.8% for the three months ended September 30, 2013 from 26.5% for the prior year quarter, primarily as a result of lower radiopharmaceutical costs and improved utilization of labor in our DIS business, as well as increased camera average selling prices and lower camera manufacturing costs.
DIS. Cost of DIS revenue primarily consists of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with providing our services. Cost of DIS revenue was $6.9 million for the three months ended September 30, 2013 consistent with the prior year quarter. For the three months ended September 30, 2013 as compared to the prior year quarter, there was an increase in cost of DIS revenue primarily as a result of the increased amount of revenue and associated imaging days, offset by reduced radiopharmaceutical costs, improved utilization of labor and reduced depreciation expense. DIS gross profit was $2.6 million for the three months ended September 30, 2013, an increase of $0.6 million, or 30.2%, from gross profit of $2.0 million for the prior year quarter. DIS gross profit as a percentage of DIS revenue increased to 27.1% for the three months ended September 30, 2013 from 22.3% for the prior year quarter. The improvement in gross profit was primarily attributable to reduced radiopharmaceutical costs, improved utilization of labor and lower depreciation expense.
Diagnostic Imaging. Cost of Diagnostic Imaging revenue primarily consists of materials, labor and overhead costs associated with the manufacturing, warranty and service contracts associated with our products. Cost of Diagnostic Imaging revenue was $1.7 million for the three months ended September 30, 2013, a decrease of $0.1 million, or 7.1%, compared to the prior year quarter, which is primarily the result of reduced manufacturing costs. Diagnostic Imaging gross profit was $1.2 million for the three months ended September 30, 2013, an increase of $0.1 million, or 8.0%, compared to the prior year quarter primarily as a result of increased camera average selling prices, favorable product mix and lower camera manufacturing costs, partially offset by a reduction in the total number of service contracts. Diagnostic Imaging gross profit as a percentage of Diagnostic Imaging revenue was 42.6% for the three months ended September 30, 2013, compared to 38.9% for the prior year quarter due to increased average selling prices for cameras and lower camera manufacturing costs.
Operating Expenses
Research and Development. Research and development expenses are the costs associated with the design, development and expansion of our existing technology and consist of salaries, development material costs, facility and overhead costs, consulting fees, and engineering costs. Research and development expenses were $24 thousand for the three months ended September 30, 2013, a decrease of $1.0 million, or 97.7%, from the prior year quarter. The decrease is due to our Diagnostic Imaging restructuring initiative, which focuses on our existing camera product offerings rather than continued development of completely new product offerings. We believe our current product line has a technological advantage over competing products and continued relevance well into the future. We expect that research and development expense for the remainder of fiscal year 2013 will be significantly lower than the comparable period in fiscal year 2012. In future quarters beyond fiscal year 2013, we plan to primarily utilize outside service providers for research and development services on an as needed basis for updates and enhancements, with the amount of corresponding expenditure fluctuating commensurately quarter by quarter.
Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, travel and marketing costs. Marketing and sales expenses were $1.0 million for the three months ended September 30, 2013, a decrease of $0.3 million, or

22.7%, compared to the prior year quarter, primarily as a result of the Diagnostic Imaging restructuring initiative. We expect that marketing and sales expense for the remainder of fiscal year 2013 will be lower than the comparable period in fiscal year 2012.
General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, information technology, executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $1.8 million for the three months ended September 30, 2013, consistent with the prior year quarter. For the three months ended September 30, 2013 as compared to the prior year quarter, there was lower utilization of facility space by manufacturing, which resulted in a greater allocation of facility costs to general and administrative expense, as well as higher variable compensation expense associated with Company performance. The aforementioned increases in general and administrative expense for the three months ended September 30, 2013 as compared to the prior year quarter, were offset by decreases in human resources, information technology, legal and billing and collection expenses. On a go forward basis, we expect general and administrative expense to generally approximate the level of expense noted in the three months ended September 30, 2013 notwithstanding any one-time initiatives.
Restructuring. On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs, including a reduction in force (the "Diagnostic Imaging restructuring initiative"). In September 2013, as part of the restructuring initiative, we entered into an agreement with a third party to outsource the majority of the manufacturing related to our cameras. After completion of this restructuring, we believe the overall operating cash flow of the Company will increase. Overall, this restructuring resulted in certain charges being incurred in the first nine months of fiscal year 2013. Total restructuring charges incurred during the three months ended September 30, 2013 were $0.1 million. These charges consisted primarily of employee related costs. We anticipate that there will be limited restructuring charges incurred in the last three months of fiscal year 2013, and first half of fiscal 2014. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information.
Gain on sale of assets and license agreement. On July 31, 2013, we entered into an asset purchase agreement with Novadaq Technologies Inc. (“Novadaq”). Under the terms of the asset purchase agreement, we sold Novadaq all of our assets specifically related to an uncommercialized surgical imaging system previously in development. We also licensed certain existing Company technology to Novadaq for their use in the peri-operative field.  In exchange, we received upfront consideration of $2.0 million, and could receive up to $1.0 million in deferred contingent payments based on the achievement of specific regulatory and commercial milestones. In addition, a royalty on sales, if any, will be paid for a period of five years from the date of the first commercial sale of the related surgical imaging system. The sale of the technology is consistent with our focus on our existing camera product offerings, rather than development of completely new product offerings.

We recorded a gain of $1.6 million during the three months ended September 30, 2013 related to the Novadaq agreement, representing the $2.0 million of upfront consideration less legal, consulting and other transaction fees as well as the cost basis of the inventory. We expect to recognize the regulatory and commercial milestone payments as a gain if and when the milestones are achieved. We expect to recognize the sales royalty payments as a gain if and when the royalties are earned. See Note 12 to the unaudited Condensed Consolidated Financial Statements for further information.
Comparison of the Nine Months Ended September 30, 2013 and 2012
Revenues
Consolidated. Consolidated revenue was $36.8 million for the nine months ended September 30, 2013, a decrease of $0.6 million, or 1.7%, compared to the prior year period, primarily as a result of a decrease in camera sales in our Diagnostic Imaging segment during the three months ended March 31, 2013 compared to the prior year period offset by increased revenue in our DIS services business driven by a greater number of imaging days provided. DIS revenue accounted for 75.7% of total revenues for 2013, compared to 73.4% for the prior year period. The percentage of revenue associated with our DIS segment was higher for the nine months ended September 30, 2013 compared to the same period in the prior year, primarily as a result of lower camera sales during 2013 and increased revenue in our DIS services business.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $10.4 million for the nine months ended September 30, 2013, a decrease of $0.1 million, or 0.5%, compared to the prior year period. The decrease in consolidated gross profit is primarily the result of lower camera sales during the three months ended March 31, 2013 compared to the prior year period, as well as inventory reserve adjustments included within our Diagnostic Imaging segment during the three months ended March 31, 2013, related to our Diagnostic Imaging restructuring initiative. The aforementioned factors were partially offset by greater gross profit in our DIS segment related to increased revenue for the nine months ended September 30, 2013 compared to the prior year period. Consolidated gross profit as a percentage of revenue increased to 28.3% for the nine months ended September 30, 2013 from 28.0% for the prior year period.

DIS. Cost of DIS revenue was $20.9 million for the nine months ended September 30, 2013, an increase of $0.2 million, or 0.7%, compared to the prior year period. The increase in cost of DIS revenue is primarily a result of the increase in revenue for the nine months ended September 30, 2013 compared to the prior year period, as well as an increase in insurance costs as a one-time workers' compensation insurance refund that occurred in the nine months ended September 30, 2012 did not reoccur in the nine months ended September 30, 2013. DIS gross profit was $7.0 million for the nine months ended September 30, 2013, an increase of $0.2 million, or 3.3%, from a gross profit of $6.8 million for the prior year period. DIS gross profit as a percentage of DIS revenue increased to 25.0% for the nine months ended September 30, 2013 from 24.6% for the prior year period. The increase in gross profit was primarily attributable to reduced radiopharmaceutical costs and lower depreciation expense.
Diagnostic Imaging. Cost of Diagnostic Imaging revenue was $5.5 million for the nine months ended September 30, 2013, a decrease of $0.7 million, or 12.0%, compared to the prior year period, which is primarily the result of lower camera sales partially offset by inventory reserve adjustments related to our Diagnostic Imaging restructuring initiative. Diagnostic Imaging gross profit was $3.4 million for the nine months ended September 30, 2013, a decrease of $0.3 million, or 7.5%, compared to the prior year period. Diagnostic Imaging gross profit as a percentage of Diagnostic Imaging revenue was 38.5% for the nine months ended September 30, 2013, compared to 37.3% for the prior year period due to favorable changes in product mix and camera average selling prices, partially offset by inventory reserve adjustments associated with our Diagnostic Imaging restructuring initiative.
Operating Expenses
Research and Development. Research and development expenses were $1.0 million for the nine months ended September 30, 2013, a decrease of $2.0 million from the prior year period. The decrease is due to our Diagnostic Imaging restructuring initiative, which focuses on our existing camera product offerings rather than continued development of completely new product offerings. We believe our current product line has a technological advantage over competing products and continued relevance well into the future.
Marketing and Sales. Marketing and sales expenses were $3.3 million for the nine months ended September 30, 2013, a decrease of $1.4 million, or 30.6%, compared to the prior year period, primarily as a result of the Diagnostic Imaging restructuring initiative.
General and Administrative. General and administrative expenses were $6.4 million for the nine months ended September 30, 2013, an increase of $0.6 million, or 10.4%, compared to the prior year period. This increase is primarily related to costs associated with our proxy contest and subsequent litigation commenced by Red Oak. See Note 7 to the unaudited Condensed Consolidated Financial Statements for further information.
Restructuring. Total restructuring charges incurred during the nine months ended September 30, 2013 were $1.7 million related to our Diagnostic Imaging restructuring. These charges consisted primarily of employee related costs, while the remaining costs include contract termination costs and other related costs. We anticipate that there will be limited restructuring charges incurred in the last three months of fiscal year 2013, and first half of fiscal 2014. See Note 5 to the unaudited Condensed Consolidated Financial Statements for further information.
Gain on sale of assets and license agreement. On July 31, 2013, we entered into an asset purchase agreement with Novadaq Technologies Inc. (“Novadaq”). Under the terms of the asset purchase agreement, we sold Novadaq all of our assets specifically related to an uncommercialized surgical imaging system previously in development. We also licensed certain existing Company technology to Novadaq for their use in the peri-operative field.  In exchange, we received upfront consideration of $2.0 million, and could receive up to $1.0 million in deferred contingent payments based on the achievement of specific regulatory and commercial milestones. In addition, a royalty on sales, if any, will be paid for a period of five years from the date of the first commercial sale of the related surgical imaging system. We recorded a gain of $1.6 million during the nine months ended September 30, 2013 related to the Novadaq arrangement, representing the $2.0 million of upfront consideration less legal, consulting and other transaction fees as well as the cost basis of the inventory. See Note 12 to the unaudited Condensed Consolidated Financial Statements for further information.
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
As of September 30, 2013, we had cash, cash equivalents and securities available-for-sale of $25.9 million. We currently invest our cash reserves in money market accounts and high quality investment grade corporate debt securities. Based upon our current level of expenditures, we believe our current working capital, together with cash flows from operating activities, will be more than adequate to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

Cash Flows
The following table shows cash flow information for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(in thousands)	2013	2012
Net cash provided by (used in) operating activities	$819	$(1,624)
Net cash provided by (used in) investing activities	254	(3,339)
Net cash used in financing activities	(2,949)	(733)
Operating Activities
Net cash provided by operating activities increased $2.4 million for the nine months ended September 30, 2013 compared to the prior year period. This provision of cash was related to a lower net loss period over period, as well as cash provided by favorable overall working capital changes, primarily related to accrued compensation, inventory and accounts receivable.
Investing Activities
Net cash provided by investing activities increased $3.6 million for the nine months ended September 30, 2013 compared to the prior year period. This increase was primarily attributable to proceeds from the sale of assets related to an uncommercialized surgical imaging system and associated license agreement, as well as increased sales and maturities of securities available-for-sale. See Note 12 to the unaudited Condensed Consolidated Financial Statements for further information on the sale of the uncommercialized surgical imaging system and associated license agreement.
Financing Activities
Net cash used in financing activities increased by $2.2 million for the nine months ended September 30, 2013 compared to the prior year period. This change is attributable to higher share repurchases during the nine months ended September 30, 2013, partially offset by proceeds from stock option exercises driven by employees that were terminated as a result of Diagnostic Imaging restructuring initiative.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2013, we were not involved in any unconsolidated SPE transactions.
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
We intend to outsource the manufacturing of the majority of the components associated with our nuclear gamma cameras to streamline operations and reduce costs. Outsourcing our manufacturing process may be difficult, could result in business disruptions caused by the outsource partner and may not result in significant cost savings.
In September 2013, we announced an agreement to outsource the majority of our nuclear gamma camera production processes to a third party. The manufacturing of these cameras will be transitioned to the third party manufacturer over several months before it is fully implemented. This transition process may prove to be difficult, reducing the savings and benefit of the overall outsourcing agreement. Following the completion of the outsourcing effort, we will be reliant on our third party manufacturer, which would expose us to any disruptions in their supply chain, processes, employees, and other underlying activities associated with their manufacturing process. Should we experience a disruption in their supplying of cameras, we may not be able to find a suitable alternative solution in a reasonable period of time which may cause a disruption in camera sales.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Issuer purchases of equity securities during the quarter ended September 30, 2013 were:

	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2013 — July 31, 2013	254,084	$2.47	2,588,484	$6,271,789
August 1, 2013 — August 31, 2013	—	$—	2,588,484	$6,271,789
September 1, 2013 — September 30, 2013	—	$—	2,588,484	$6,271,789
	254,084		2,588,484	$6,271,789
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

10.1
Consulting Agreement by and between Digirad Corporation and Todd P. Clyde, dated as of July 1, 2013 (Incorporated by reference to the exhibits to the Company’s report on Form 8-K originally filed with the Commission on July 1, 2013).

10.2
Asset Purchase Agreement by and between Digirad Corporation and Novadaq Technologies Inc., dated July 31, 2013 (Incorporated by reference to Form 8-K filed with the Commission on August 1, 2013, and to the exhibits to the amended Form 8-K/A filed with the Commission on September 18, 2013).

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

DIGIRAD CORPORATION

Date:	November 1, 2013	By:	/s/ MATTHEW G. MOLCHAN
Matthew G. Molchan President and Chief Executive Officer (Principal Executive Officer)

Date:	November 1, 2013	By:	/s/ JEFFRY R. KEYES
Jeffry R. Keyes Chief Financial Officer (Principal Financial and Accounting Officer)