Form 10-K
period 2013-12-31
DIGIRAD CORP
filed 2014-03-20
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Large accelerated filer ☐        Accelerated filer ☐    Non-accelerated filer  ☐        Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates based on the closing stock price on June 30, 2013, was $40,509,124. For purposes of this computation only, all executive officers and directors have been deemed affiliates.
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 13, 2014 was 18,504,279.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year ended December 31, 2013 are incorporated by reference into Part III of this report.

DIGIRAD CORPORATION
FORM 10-K—ANNUAL REPORT
For the Fiscal Year Ended December 31, 2013

PART I
Cautionary Statement Regarding Forward-Looking Statements
Portions of this Annual Report on Form 10-K (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations and projections regarding our business strategies, market potential, future financial performance, industry and other matters. This includes, in particular, “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K as well as other portions of this Annual Report on Form 10-K. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements”, which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in “Item 1A — Risk Factors” of this Annual Report on Form 10-K. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Corporate Information
Digirad Corporation was incorporated in Delaware in 1997. Unless the context requires otherwise, in this report the terms “we,” “us” and “our” refer to Digirad® Corporation and our wholly-owned subsidiary, Digirad Imaging Solutions®, Inc.

ITEM 1.	BUSINESS
Overview
Digirad delivers convenient, effective, and efficient diagnostic imaging solutions on an as needed, when needed, and where needed basis. We are one of the largest national providers of in-office nuclear cardiology imaging and ultrasound services to physician practices, hospitals and imaging centers through our Digirad Imaging Solutions (“DIS”) business segment. We also sell medical diagnostic imaging systems including solid-state gamma cameras for nuclear cardiology and general nuclear medicine applications, as well as provide service on the products we sell through our Diagnostic Imaging segment.
We were the first to commercialize solid-state nuclear gamma cameras for the detection of cardiovascular disease and other medical conditions. Our imaging systems are sold in both portable (i.e., movable) and fixed (i.e., stationary) configurations, and provide enhanced operability, improved patient comfort and can result in lower healthcare costs. Our triple-head Cardius® 3 XPO system provides significantly shorter image acquisition time when compared to traditional vacuum tube cameras. Our ergoTM imaging system is a large field-of-view general purpose imager featuring a sleek ergonomic (portable) design that offers clinical versatility and high performance. The ergoTM expands our reach beyond nuclear cardiology into general nuclear medicine with applicability to various disease states. Our nuclear cameras fit easily into floor spaces as small as seven feet by eight feet and facilitate the delivery of nuclear medicine procedures in a physician’s office or an outpatient hospital setting. The ergoTM can be used in the intensive and critical care units, pediatrics, trauma units, patient floors, emergency and operating rooms, women’s health or research areas.
Through DIS, we offer a convenient and economically efficient imaging services program as an alternative to purchasing a gamma camera or ultrasound equipment or outsourcing the procedures to another physician or imaging center. For physicians who wish to perform nuclear imaging, echocardiography, vascular or general ultrasound tests, or any combination of these procedures in their offices, we provide the ability for them to engage our services, which includes the use of our imaging system, qualified personnel, and related items required to perform imaging in the their own offices and bill Medicare, Medicaid or one of the third-party healthcare insurers directly for those services. DIS services are also used by large and small hospitals, multi-practice physician groups, and imaging centers. The flexibility of our products and our DIS service allows physicians to ensure continuity of care and convenience for their patients and allows them to retain revenue from procedures they would otherwise refer to imaging centers and hospitals. DIS services are primarily provided to cardiologists, internal medicine physicians, and family practice doctors who enter into annual contracts for a set number of days ranging from once per month to five times per week. We experience some seasonality in our DIS business related to vacations, holidays, and inclement weather. Most of the DIS business focuses on cardiac care with an increase in the combination of cardiac, vascular and general ultrasound imaging in recent months. Many of the physicians who use DIS services are reliant on reimbursements from Medicare and third-party insurers where there has been downward pressure and uncertainty due to factors outside the physicians’ control. The uncertainty created by the 2010 healthcare reform laws, Congress’ continued deferred action on the Sustainable Growth Rate reimbursement factor (which is part of the Relative Value Unit calculation of reimbursements for all medical codes associated with the physician fee schedule) and other legislation has also impacted our business. These changes may require further modifications to our business model in order for our physician customers and us to maintain a viable economic model.

Our Diagnostic Imaging segment's revenue is derived primarily from selling solid-state gamma cameras and camera maintenance contracts. We sell our imaging systems to physician offices, hospitals and imaging centers primarily in the United States, although we have sold a small number of imaging systems internationally. We have relationships and agreements with distributors around the world and believe over time we will continue to develop these relationships to the point where we can eventually grow our sales outside the United States.
On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs and focus on maximizing cash flow from our DIS services business. This restructuring effort also included a reduction in force. The major portions of this restructuring plan were completed as of December 31, 2013. Going forward, we believe this restructuring plan will allow us to increase the overall profitability and operating cash flow of the Company. However, many other market, regulatory and competitive factors could impact the effectiveness of our restructuring plan. See Note 10 to the audited consolidated financial statements for further information.
Market Opportunity
Nuclear Imaging
Nuclear imaging is a form of diagnostic imaging in which depictions of the internal anatomy or physiology are generated primarily through non-invasive means. Diagnostic imaging facilitates the early diagnosis of diseases and disorders, often minimizing the scope, cost and amount of care required and reducing the need for more invasive procedures. Currently, the major types of non-invasive diagnostic imaging technologies available are: x-ray, magnetic resonance imaging (MRI), computerized tomography (CT), ultrasound, positron emission tomography (PET, which is a form of nuclear imaging) and nuclear imaging. The most widely used imaging acquisition technology utilizing gamma cameras is single photon emission computed tomography, or SPECT. All of our current cardiac gamma cameras employ SPECT technology.
Despite the increasing utilization rates of competing modalities such as CT, PET and MRI, and diagnostic procedures such as CT angiography, SPECT procedures performed with gamma cameras are expected to continue to be used for a substantial number of cardiac-specific imaging procedures according to industry experts. We believe continued utilization of SPECT technology will be driven by patients having easier access to nuclear medicine services at physicians’ offices, lower purchase and maintenance costs, a smaller physical footprint, and easier service logistics of gamma cameras. In an emerging trend in cardiology, SPECT technologies are being integrated with other imaging modalities, to form hybrid imaging modalities, such as SPECT/CT, resulting in improved clinical quality and diagnostic certainty.
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
Clinical Applications for Ultrasound Imaging
Ultrasound is one of the most widely used imaging techniques in the United States. Ultrasound imaging is used primarily in obstetrics, internal medicine, cardiovascular care, and vascular health applications. Ultrasound imaging involves the transmission and detection of sound waves into and from a patient’s body. The sound waves transmitted by the ultrasound system are then converted into an image of the body part or organ. Ultrasound imaging also shows the anatomy or structure of many internal organs or body parts, as well as key functional information—including blood flow, wall motion and organ function. Our ultrasound services are used by cardiologists, internists and other physicians for in-office echocardiography and general ultrasound imaging.
Our Imaging Services
DIS offers portable nuclear and ultrasound imaging services. We have obtained Intersocietal Commission for Nuclear Cardiology Laboratories (ICANL) and Intersocietal Commission for Echocardiography Laboratories (ICAEL) accreditation for our services. Our nuclear modality services include an imaging system, a certified nuclear medicine technologist and a cardiac stress technician

(often a certified or a trained nurse or paramedic), the supply of radiopharmaceuticals, and required licensing services for the performance of nuclear imaging procedures under the supervision of physicians. Our licensing infrastructure provides the radioactive materials license, radiation safety officer services, radiation safety training, monitoring and compliant policies and procedures, and the quality assurance function to ensure adherence to applicable state and federal nuclear regulations. The ultrasound imaging service is similar, in that we provide the ultrasound equipment and an experienced ultrasound technologist to perform the service.
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
We provide nuclear and ultrasound services primarily under annual contracts for services delivered on a per-day basis. Under these agreements, physicians pay us a fixed amount for each day and they commit to the scheduling of a minimum number of service days during the contract term, which normally runs for one year. The same fixed payment amount is due for each day regardless of the number of patients seen or the reimbursement or payment obtained by the physician, practice, hospital, or imaging center.
Our Products
Digirad sells a line of nuclear imaging cameras for nuclear cardiology and general nuclear medicine applications. Our cameras are used in hospitals, imaging centers, physician offices and by mobile service providers. The central component of a nuclear camera is the detector and it ultimately determines the overall clinical quality of the image a camera produces. Our nuclear cameras feature detectors based on advanced proprietary solid-state technology developed by us. Solid-state systems have a number of benefits over conventional photomultiplier tube-based camera designs typically offered by our competitors. Our solid-state technology systems are typically 2 – 5 times lighter and considerably more compact than most traditional nuclear systems, making them far easier and less costly to build, very reliable, and able to be utilized for mobile applications.
Our Cardius® family of dedicated cardiac SPECT solid-state imagers are noted for their compactness, portability and unique upright imaging capabilities that make it possible to image patients up to 500 pounds in a sitting position. Upright imaging makes it possible to image large bariatric, COPD (Chronic Obstructive Pulmonary Disease) or claustrophobic patients that typically could not be imaged lying down on competitive systems and afford our users the ability to generate added revenue to their practices. We offer fixed dual-head and triple-head cardiac camera models for dedicated use within a facility and a portable dual-head configuration that makes it possible to move the system to provide service to multiple rooms or sites. We are a market leader in the mobile solid-state nuclear camera segment. Our Cardius® XACT SPECT/CT system features a triple-head design and a low dose volume CT attenuation correction methodology, making it possible to perform studies faster with greater interpretation diagnostic confidence. Our XACT camera is sought by departments seeking to improve productivity, increase clinical accuracy or employ new low dose clinical protocols.
Our ergoTM large-field-of-view imaging system is targeted to hospitals with multi-camera general nuclear medicine departments, academic centers, pediatric hospitals, regional trauma centers, women’s health centers, and cancer centers. Most general nuclear medicine departments have the need for a single-head planar portable camera for imaging patients more conveniently on hospital stretchers, for imaging patients that can not be moved, and for imaging patient’s at their bedside (pediatrics, intensive care units, critical care units, emergency rooms, surgical suites, women’s health clinics, or on regular patient floors). A single-head planar camera provides a more economical and convenient way to perform approximately 25% or more of all studies commonly performed in general nuclear medicine. It also opens the door to perform studies on critically ill patients in the patient’s room and the ability to perform molecular breast imaging protocols that offer new revenue generation potential while improving the standard of patient care.
Competitive Strengths
We believe that our competitive strength is based on our proprietary solid-state technology in general nuclear medicine and cardiology as well as our streamlined approach to providing diagnostic imaging services to our customers at the point of need.

•
Broad Portfolio of Cardiovascular Imaging Services. One of our main competitive advantages is our ability to offer nuclear cardiology, echocardiography and complete vascular imaging services. Our ability to offer multiple services strengthens our competitive position. The depth of services offered varies depending on the local market opportunity, availability of personnel and credentialing requirements in the individual markets.

•
Unique Dual Sales and Service Offering. We sell imaging systems to physicians who wish to perform nuclear imaging in their facilities and manage the related service logistics. Through DIS, we offer both nuclear and ultrasound services in which we provide our systems and certified personnel to physicians on an annual basis in flexible increments, ranging from one day per month to several days per week without requiring them to make a capital investment, hire personnel, obtain licensure, or manage other logistics associated with operating a nuclear imaging site. Our ability to service our customers in a variety of capacities from selling the capital equipment directly at the point of need or being more flexible in a service-oriented models allows us to serve our customers exactly according to their needs.

•
Leading Solid-State Technology. Our solid-state gamma cameras utilize proprietary photo-detector modules which enable us to build smaller and lighter cameras that are portable, with a degree of ruggedness that can withstand the vibration associated with transportation. We offer a more geometric-efficient design for cardiology and with our our ergoTM imaging system, the first large field-of-view solid-state detector system for use in general nuclear medicine, pediatrics, women’s health and surgery.

•
Portable Applications through Reduced Size and Weight. Our cameras, depending on the model, weigh anywhere from 600 to 1,000 pounds. Competitive anger photomultiplier tube-based technology cameras generally weigh 2 to 5 times as much. Our dedicated cardiac imagers require a floor space of as little as seven feet by eight feet and generally can be installed without facility renovations and use standard power. Our portable cameras are ideal for mobile operators or practices desiring to service multiple office locations or imaging facilities, and for use in our DIS in-office service business. We bring nuclear technology to the patient.

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

•
Intellectual Property Portfolio. We have developed an intellectual property portfolio that includes product, component and process patents covering various aspects of our imaging systems. We have 38 issued U.S. patents. We also license patents from third parties to enhance our product offering. In addition to our patent portfolio, we have developed proprietary manufacturing, business know-how, and trade secrets. This portfolio of intellectual property provides us with a distinct competitive advantage.

Business Strategy
Our goals are to achieve and maintain consistent profitability and operating cash flow generation, and then grow our business over time via the following:

•
DIS. As a result of our Diagnostic Imaging restructuring announced in February 2013, we have refocused our efforts to drive profitability and cash flow generation in our DIS services business, with efforts to help it grow over time. We believe 2013 has showed signs of stabilization in relation to healthcare reform and reimbursement uncertainties and we believe the market will be more stable going forward. To further our strategy, we believe that we have the opportunity to have a focused sales approach within our current operating jurisdictions to drive density of operations, which will allow us to take advantage of economies of scale and achieve better utilization of our capital equipment and personnel. Further, we believe there are a variety of smaller mobile imaging businesses within the United States, both inside and outside our current operating jurisdictions that we may be able to acquire and further increase our growth rate and density of operations. As we have done in the past, we expect to continue supporting our physician customers by working with them to adjust our DIS business model for changes in the market as well as continuing to focus on aligning our labor and other costs with the variable nature of our revenue streams. Going forward, we continue to see value in our service channel via strategic and technological initiatives designed to increase revenue per day for us and our physician customers, as well as expand our service model offerings.

•
Diagnostic Imaging. In order to overcome the past market decline of cardiac specific cameras, we intend to focus efforts on markets beyond the cardiac-specific nuclear market. Our Cardius® XACT camera is particularly geared toward hospitals and large physician practices. Our ergoTM imaging system also addresses the larger market of general nuclear imaging and provides us with a new untapped market opportunity within the hospital. Our ergoTM imaging system is not just part of a hospital nuclear suite, it is a camera that enables the imaging to be performed wherever the patient is located and has great promise in areas of the hospital where previously no nuclear imaging has been performed, such as the emergency room and the surgical suite. Further, as a result of our Diagnostic Imaging restructuring announced in February 2013, we believe we can improve the overall profitability and cash flow from our Diagnostic Imaging business, primarily from reduced but focused research and development efforts, reduced overhead and manufacturing costs, as well as outsourcing the majority of our manufacturing operations. Further, we have developed relationships with distributors outside the United States that we believe may, over time, enhance our ability to increase sales of our nuclear imaging cameras outside the United States. See Note 10 to the audited consolidated financial statements for further information regarding our Diagnostic Imaging restructuring announcement.
Business Segments
Our business is organized into two reportable segments: Digirad Imaging Solutions (DIS) and Diagnostic Imaging. See Note 14 to the audited consolidated financial statements for certain segment financial data relating to our business.
Manufacturing
We manufacture our advanced, solid-state nuclear imaging cameras by employing a strategy that combines our internal design expertise and proprietary process technology with highly-qualified outsourced manufacturing providers. Prior to 2013, we manufactured the majority of the component parts associated with our cameras, along with selective outsourcing. In September 2013, we announced an agreement to move much of this process to a qualified, third party manufacturer. We are currently engaged in a process to transition this manufacturing to the third party, and anticipate that substantially all of the transition will be completed by June 2014. We believe that increasing our outsourcing efforts will result in increased efficiencies, flexibility to meet customer demand, and over time, cost reductions. We will continue to perform some final assembly services and final system performance tests at our facility. All of our outsourced suppliers of critical materials, components, and subassemblies undergo ongoing quality audits by us.
We and our third-party manufacturers are subject to FDA Quality System Regulations, state regulations, such as those promulgated by the California Department of Health Services, and standards set by the International Organization for Standardization, or ISO. We are currently certified to the EN ISO 13485:2012 quality standard. We have certification authorizing CE Marking of our Cardius® XPO, Cardius® X-ACT, ergoTM and 2020tc family of gamma cameras, as well as U.S. Food and Drug Administration (FDA) 510(k) clearance for our complete nuclear imaging camera product line. The CE Mark is a requirement for selling in many international markets. In addition, the X-ACT camera utilizes a x-ray technology to provide attenuation correction information for the SPECT reconstruction. We also have received FDA Indications for Use for our ergoTM LFOV General Purpose Imager for lymphatic scintigraphy, parathyroid scintigraphy and molecular breast imaging.
Raw Materials
We use a wide variety of materials, metals and mechanical and electrical components for production of our products. In addition, our operations involve the use of radiopharmaceuticals. We primarily purchase these materials from external suppliers, some of which are single-source suppliers. We purchase materials from selected suppliers based on quality assurance, cost effectiveness and constraints resulting from regulatory requirements, and we work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability. Global commodity supply and demand can ultimately affect pricing of certain of these raw materials. Though we believe we have adequate available sources of raw materials, there can be no guarantee that we will be able to access the quantity of raw material needed to sustain operations as well as at a cost effective price.
Competition
The market for nuclear and ultrasound imaging services and systems is highly competitive. Our business in the private practice and hospital sectors continues to face the challenges of demand for nuclear imaging equipment and services, which we believe reflects in part, the impact of the Deficit Reduction Act on the reimbursement environment and the 2010 Healthcare Reform laws, competition from competing imaging modalities, such as CT angiography, PET, and hybrid technologies, as well as general uncertainty in overall healthcare and changes in healthcare, such as the Affordable Care Act. These concepts, along with, until recently, an overall depressed economy, has impacted our operations. We believe that the principal competitive factors in our market include acceptance by physicians, including relationships that we develop with our customers, budget availability for our capital equipment, qualification for reimbursement, pricing, ease-of-use, reliability and mobility.
In providing DIS imaging services, we compete against many smaller local and regional nuclear and/or ultrasound providers, often owner-operators that may or may not follow all relevant health care law and procedures, reducing their overall operating costs. The fixed-installation operators often utilize older, used equipment and the mobile operators may use older Digirad single-head cameras or newer dual-head cameras. We are the only mobile provider with our own exclusive source of triple-head mobile systems. Some competing operators place new or used cameras into physician offices and then provide the staffing, supplies and other support as an alternative to a DIS service contract. In addition, we compete against imaging centers that install fixed nuclear gamma cameras and make them available to referring physicians in their geographic vicinity. In these cases, the physician sends their patients to the imaging center.
In selling our imaging systems, we compete against several large medical device manufacturers who offer a full line of imaging cameras for each diagnostic imaging technology, including x-ray, MRI, CT, ultrasound, nuclear medicine, or SPECT/CT and PET/CT hybrid imagers. The existing nuclear imaging systems sold by these competitors have been in use for a longer period of time than our products and are more widely recognized and used by physicians and hospitals for nuclear imaging; however, they are generally not solid-state, light-weight, as flexible or portable. Additionally, certain medical device companies have developed a version of solid-state gamma cameras which may directly compete with our product offerings. Many of the larger multi-modality competitors enjoy significant competitive advantages over us, including greater brand recognition, greater financial and technical resources, established relationships with healthcare professionals, broader distribution networks, more resources for product development and marketing and sales and the ability to bundle products to offer discounts.
Sales
We maintain two sales organizations, which operate independently but in cooperation with each other: Diagnostic Imaging sales and DIS sales. The sales teams work together to ensure that our customers make the right decisions in either utilizing our mobile imaging services or purchasing a nuclear imaging camera for which ever situation best suits their needs, volume, and overall impact to their business. DIS sales teams are aligned across geographic areas we have established in order to better serve local market needs. Our DIS business is segregated into twelve areas, each area is led by a local or regional business director who is responsible for the needs of our customers in that area and who has local operational responsibility. We expect to increase DIS market penetration by focusing on those hospitals and practices that are already within an existing DIS operational area in order to increase the density of our current operations and increase the efficiency of our overall cost structure. We also plan, over time, to utilize the customers and relationships that we have to offer other emerging services that have clinical need and can be provided while at that customer site.
The Diagnostic Imaging business sells imaging systems directly to physicians, primary care multi-specialty groups, clinics and hospital customers in the United States. Diagnostic Imaging also has distribution agreements with third parties throughout the world and believes over time these relationships can be developed to increase presence and sales to counties outside the United States.
Research and Development
In the past, we have committed a significant amount of resources to research and development activities, primarily surrounding developing new nuclear imaging cameras and alternative applications of that technology. In February 2013, we made a decision to change our strategic direction and focus efforts on expanding our DIS mobile diagnostic imaging services business, as well as limiting our nuclear imaging system sales through Diagnostic Imaging to those cameras that already have a proven track record of quality, reliability and customer need. Based on the new strategic direction, we will be focusing significantly less effort on developing new diagnostic imaging systems. We believe our current systems, with their state of the art technology and robust underlying patents, will be very relevant systems for many years into the future. We will continue to enhance and adjust our existing systems for the changing nuclear imaging market, including software updates and smaller enhancements. However, to accomplish any changes and enhancements, we will utilize what we believe is a deep available pool of contract engineers on a flexible, as needed basis. We have eliminated the fixed costs of a fully staffed research and development department. As a result, we expect our research and development costs to be minimal going into the future.
As mentioned previously, prior to early 2013, our research and development efforts have been primarily focused on developing our next generation products and alternative applications of our technology. Our research and development expense was $1.0 million, $3.7 million, and $2.7 million in 2013, 2012, and 2011, respectively.
Government Regulation
We and our medical professional customers must comply with an array of federal and state laws and regulations. Violations of such laws and regulations can be punishable by criminal, civil, and/or administrative sanctions, including, in some instances, exclusion from participation in healthcare programs such as Medicare and Medicaid. Accordingly, we maintain a vigorous compliance program and a hotline that permits our personnel to report violations while remaining anonymous if they wish.
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

•
Medical Device Regulation. The FDA classifies medical devices, such as our cameras, into one of three classes, depending on the degree of risk associated with the device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risk are placed in either class I or II, which generally requires the manufacturer to submit to the FDA a pre-market notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Devices deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, are placed in Class III, requiring an approved Premarket Approval Application (PMA). Our cameras are Class II medical devices which have been cleared for marketing by the FDA. We are also subject to post-market regulatory requirements relating to our manufacturing process, marketing and sales activities, product performance and medical device reports should there be deaths and serious injuries associated with our products.

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
Patents

We have developed a patent portfolio that covers our overall products, components and processes. We have 38 issued U.S. patents. The patents cover, among other things, aspects of solid-state radiation detectors including our photodiodes, signal processing, and system configuration. Our issued patents expire between August 9, 2016 and April 20, 2030. We have multiple patents covering unique aspects and improvements for many of our products. We have entered into royalty-bearing licenses for several U.S. patents with third parties, where we are the licensee, for exclusive or non-exclusive use in nuclear imaging (subject to certain reservation of rights by the U.S. Government). In addition to our solid-state detector and photodiode technology patents, we hold specific patents for an alternative solid-state method using Cadmium Zinc Telluride that we previously pursued for use in gamma cameras. While each of our patents applies to nuclear medicine, many also apply to the construction of area detectors for other types of medical and non-medical imagers and imaging methods.
Trademarks
As of December 31, 2013, we hold trademark registrations in the United States for the following marks: 2020tc IMAGER®, Digirad®, DigiServ®, Cardius®, SPECTour®, SPECTpak Plus®, Solidium®, and DigiTech® . We have obtained and sought trademark protection for some of these listed marks in the European Union and Japan.
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
Employees
As of December 31, 2013, we had a total of 253 full time employees, of which 174 were employed in clinical related positions, 35 in operational roles, 28 in general and administrative functions, and 16 in marketing and sales. We also utilize varying amounts of temporary workers as as necessary to fulfill customer requirements. We have not experienced any work stoppages and consider our employee relations to be good.
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

You may obtain a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website at http://www.digirad.com, or by contacting the Investor Relations Department at 858-726-1600.

ITEM 1A.	RISK FACTORS
Risks Related to Our Business and Industry
We may not be able to achieve the benefits of our restructuring efforts.
On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs and focus on maximizing cash flow from our DIS service business. Restructuring efforts include many complexities, which include but are not limited to changing the way a business conducts operations, changing of key personnel, changing the process in how we manufacture and sell our products, modifying contracts, severing employees and working with less resources. There is no guarantee that our restructuring efforts will increase profitability and cash flow in our Diagnostic Imaging business, and our efforts could cause unforeseen complexities and additional cash outflows.
Our revenues may decline further due to reductions in Medicare reimbursement rates.
The success of our business is largely dependent upon our medical professional customers' ability to provide diagnostic imaging care to their patients in an economically sustainable manner, either through the purchase of our imaging systems or using our services, or both. Our customers are directly impacted by changes (decreases and increases) in governmental and private payor reimbursements for diagnostic imaging. Although we are not directly impacted by changes in reimbursements, we make every effort to act as business partners with our physician customers. For example, in 2010, we proactively adjusted our imaging services rate down due to the dramatic reimbursement declines that our customers faced from the Centers for Medicare & Medicaid Services. Reimbursements remain a source of concern for our customers and downward pressure on reimbursements causes greater pricing pressure on our services and influences the buying decisions of our individual physician Diagnostic Imaging product customers. Although the gap is closing, hospital reimbursements remain higher than in-office reimbursements. Our Diagnostic Imaging segment's products are targeted to serve the hospital market. Only a small portion of our DIS business segment operates in the hospital market.
Further reductions in reimbursements could significantly impact the viability of in-office imaging performed by independent physicians. The uncertainty surrounding this issue and the historical decline in reimbursements has resulted in cancellations of imaging days in our imaging services business and the delay of purchase and service decisions by our existing and prospective customers in our Diagnostic Imaging business segment. Additional declines in Medicare/Medicaid reimbursement for our relevant diagnostic imaging modalities are possible due to many factors, including but not limited to the threatened implementation of the federal sustainable growth factor (SGR). The SGR is part of the relative value unit (RVU), a formula that was enacted by Congress as part of the Balanced Budget Act of 1997 to control the cost of the Medicare program. It applies to all health services paid for by Medicare, not just diagnostic imaging. The application of the SGR has been delayed by Congress for many years, with annual delays of implementation each year. Most recently on December 26, 2013, the Bipartisan Budget Act of 2013 was signed into law which included the Pathway to SGR Reform Act of 2013 (the "Act"). Most notably, the Act provides a short-term reprieve from the Medicare physician fee schedule cut while lawmakers work to finalize a longer-term solution. It also extends Medicare provider payment cuts under existing sequestration authority for two years and makes a variety of other policy changes, including the Short-Term Medicare Physician Fee Schedule Patch. The final Medicare physician fee schedule rule, which was published on December 10, 2013, called for a 20.1% reduction in the fee schedule update for 2014, largely as a result of the SGR formula. The Act blocks the 20.1% cut and replaces it with a 0.5% increase for services provided through March 31, 2014. This temporary payment increase is intended to provide Congress with additional time to finalize pending legislation that would permanently repeal the SGR policy and replace it with a period of stable reimbursement rates followed by reimbursement linked to quality of care. There is no assurance that concepts surrounding SGR will be timely or favorably resolved, and if not favorably resolved, it could have a material adverse impact on our business.
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
Manufacturing of our nuclear imaging cameras is highly dependent upon the availability of certain suppliers, thereby making us vulnerable to supply problems that could harm our business.
Our manufacturing process relies on a limited number of third parties to manufacture and supply certain key components of our products. Alternative sources of production and supply may not be readily available or may take several months to scale-up and develop effective production processes. If a disruption in the availability of parts or in the operations of our suppliers were to occur, such as with respect to components manufactured in Japan, our ability to build gamma cameras could be materially adversely affected. We have developed backup plans and have alternative procedures that are designed to prevent delays in production should be experience a disruption. However, if these plans are unsuccessful, delays in the production of our gamma cameras for an extended period of time could cause a loss of revenue and/or higher production costs, which could significantly harm our business and results of operations.
Our diagnostic imaging service operations are highly dependent upon the availability of certain radiopharmaceuticals, thereby making us vulnerable to supply problems and price fluctuations that could harm our business.
Our diagnostic imaging service business involves the use of radiopharmaceuticals. There were significant disruptions in the international supply of these radiopharmaceuticals in 2010, which caused us to cancel services that would have otherwise been provided and this adversely affected our customers, as well as our financial condition in 2010. Since this event, we generally have had sufficient supply, but do experience short-term shortages from time to time. There are two major nuclear reactors supplying medical radiopharmaceuticals worldwide; however, there is no guarantee that the reactors will remain in good repair and our supplier will have continuing access to ample supply of our radiopharmaceutical product. If we are unable to obtain an adequate supply of the necessary radiopharmaceuticals, we may be unable to utilize our personnel and equipment through our in-office service operations, or the volume of our services could decline and our business may be adversely affected. Shortages can also cause price increases that may not be accounted for in third party reimbursement rates, thereby causing us to lose margin or require us to pass increases on to our physician customers.
Our business is not widely diversified.

We provide our diagnostic imaging services and sell our products primarily into the cardiac nuclear and ultrasound imaging private practice and in-office markets. We may not be able to leverage our assets and technology to diversify our products and services in order to generate revenue beyond the cardiac nuclear and ultrasound imaging private practice markets. If we are unable to diversify our product and service offerings, our financial condition may suffer.
We compete against businesses that have greater resources and different competitive strengths.
The market for cardiac nuclear imaging cameras is limited and has experienced some declines. Some of our competitors have greater resources and a more diverse product offering than we do. Some of our competitors also enjoy significant advantages over us, including greater brand recognition, greater financial and technical resources, established relationships with healthcare professionals, larger distribution networks, and greater resources for product development, as well as more extensive marketing and sales resources. Additionally, certain companies have developed portable cameras that directly compete with our product offerings. If we are unable to expand our current market share, our revenues and related financial condition could decline.
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
Our common stock has a low trading volume and our option plan could affect the trading price of our common stock.
Our common stock historically has had a low trading volume. Any significant sales of our common stock may cause volatility in our stock price. We also have registered shares of common stock that we may issue under our employee benefit plans or from our treasury stock. Accordingly, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. If any of these stockholders, or other selling stockholders, cause a large number of securities to be sold in the public market without a corresponding demand, the sales could reduce the trading price of our common stock. One or more stockholders holding a significant amount of our common stock might be able to significantly influence matters requiring approval by our stockholders, possibly including the election of directors and the approval of mergers or other business combination transactions.
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
Health care policy changes may have a material adverse effect on us.
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
A portion of our operations are located in a facility that may be at risk from fire, earthquakes or other disasters.
Final assembly in our manufacturing process and significant portions of our inventory are located in a single facility in Poway, California, near known fire areas and earthquake fault zones. Future natural disasters could cause substantial delays in our operations and cause us to incur additional expenses. Although we have taken precautions to insure our facilities and continuing operations, as well as provide for offsite back-up of our information systems, this may not be adequate to cover our losses in any particular case. A disaster could significantly harm our business and results of operations.
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
Our principal executive offices are located in an approximately 8,500 square foot facility in Suwanee, Georgia that is leased to us on a month to month basis. Our former corporate headquarters were located in an approximately 47,000 square foot facility in Poway, California. Consistent with our facilities restructuring initiative, on January 22, 2014, we entered into a termination agreement to end the lease on the 47,000 square foot Poway, California facility as of April 30, 2014. The original term of the lease would have continued through February 29, 2016. Concurrently with the termination of the lease for the 47,000 square foot Poway, California facility, we entered into a new lease agreement on January 23, 2014 for a separate 21,300 square foot facility in Poway, California to house our Diagnostic Imaging operations. The new lease agreement is for the term from March 1, 2014 through February 28, 2021. See Note 10 to the audited consolidated financial statements for further information. In addition to the aforementioned properties, DIS leases approximately 24 additional small hub locations in the various states in which we operate, which primarily house our fleet of cameras and vans. The hub location lease terms typically range between one and five years.

ITEM 3.	LEGAL PROCEEDINGS
See Note 6 to the audited consolidated financial statements for a summary of legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Market under the symbol "DRAD". The following table presents the high and low per share sale prices of our common stock during the periods indicated, as reported on NASDAQ.

	Year ended December 31,
	2013		2012
	High	Low	High	Low
First Quarter	$2.53	$1.80	$2.18	$1.81
Second Quarter	2.68	2.16	2.37	1.99
Third Quarter	2.84	2.32	2.21	1.90
Fourth Quarter	4.85	2.50	2.22	1.95
As of March 13, 2014 there were approximately 196 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in "street name."
Dividend Policy
We paid our first cash dividend on common stock of $0.05 per common share on November 22, 2013. Subsequently on February 3, 2014, we announced a dividend of $0.05 per common share payable on February 24, 2014 to shareholders of record as of February 14, 2014.
We presently intend to continue the payment of regular quarterly cash dividends on our common stock. Our ability to pay dividends could be affected by future business performance, liquidity, and capital needs.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities during the fourth quarter of fiscal year 2013.
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

	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2013 – October 31, 2013	-	-	2,588,484	$6,271,789
November 1, 2013 – November 30, 2013	-	-	2,588,484	6,271,789
December 1, 2013 – December 31, 2013	-	-	2,588,484	6,271,789
As of December 31, 2013			2,588,484	$6,271,789

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
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Stock Market Index and the NASDAQ Medical Equipment Index. The period shown commences on December 31, 2008 and ends on December 31, 2013, the end of our most recent fiscal year. The graph assumes an investment of $100 on December 31, 2008, and the reinvestment of any dividends, if any. The comparisons shown in the graph below are based upon historical data.
The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/2008	12/31/2009	12/31/2010	12/30/2011	12/31/2012	12/31/2013
Digirad Corporation	$100.00	$362.07	$362.07	$337.93	$353.45	$646.79
NASDAQ Stock Market (US Companies)	$100.00	$143.74	$170.17	$171.08	$202.39	$281.91
NASDAQ Medical Equipment Index	$100.00	$145.84	$155.52	$178.67	$198.90	$233.09

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our Audited Consolidated Financial Statements and related disclosures and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. Amounts are presented in thousands, except per share amounts.

	Years Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statement of Operations Data:
Revenues:
DIS	$37,171	$36,064	$37,794	$39,542	$52,318
Diagnostic Imaging	12,205	14,449	15,951	16,641	17,278
Total revenues	49,376	50,513	53,745	56,183	69,596
Cost of revenues:
DIS	27,828	27,293	29,672	32,561	38,476
Diagnostic Imaging	7,432	10,128	9,315	11,618	10,895
Total cost of revenues	35,260	37,421	38,987	44,179	49,371
Gross profit	14,116	13,092	14,758	12,004	20,225
Operating expenses:
Research and development	1,025	3,716	2,738	2,875	3,360
Marketing and sales	4,411	6,402	7,622	5,922	6,977
General and administrative	8,118	7,839	7,741	9,007	8,921
Amortization and impairment of intangible assets	231	233	331	435	590
Restructuring loss (gain)	1,728	—	(164)	355	319
Gain on sale of assets and license agreement	(1,568)	—	—	—	—
Total operating expenses	13,945	18,190	18,268	18,594	20,167
Income (loss) from operations	171	(5,098)	(3,510)	(6,590)	58
Total other income	48	97	250	439	592
Income (loss) before income taxes	219	(5,001)	(3,260)	(6,151)	650
Income tax benefit (expense)	45	77	(82)	(63)	(42)
Net income (loss)	$264	$(4,924)	$(3,342)	$(6,214)	$608
Net income (loss) per share:
Basic and diluted	$0.01	$(0.26)	$(0.18)	$(0.33)	$0.03
Diluted	$0.01	$(0.26)	$(0.18)	$(0.33)	$0.03
Shares used in per share calculations:
Basic	18,789	19,274	19,052	18,774	18,836
Diluted	19,159	19,274	19,052	18,774	19,320
Dividends declared per common share	$0.05	$—	$—	$—	$—

	As of December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Cash, cash equivalents and securities	$26,417	$27,193	$30,452	$30,247	$31,810
Working capital	29,044	31,103	35,585	35,920	37,826
Total assets	41,451	44,909	50,027	52,244	58,689
Capital lease obligations	488	96	51	79	107
Total stockholders’ equity	33,386	36,449	41,487	43,959	49,389

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are one of the largest national providers of in-office nuclear cardiology imaging and ultrasound services to physician practices, hospitals and imaging centers through our Digirad Imaging Solutions (“DIS”) business segment. We also sell medical diagnostic imaging systems including solid-state gamma cameras for nuclear cardiology and general nuclear medicine applications, as well as provide service on the products we sell through our Diagnostic Imaging segment. We designed and commercialized the first solid-state nuclear gamma camera for the detection of cardiovascular disease and other medical conditions. Our imaging systems are sold in both portable and fixed configurations, and provide enhanced operability and improved patient comfort. Our nuclear cameras fit easily into floor spaces as small as seven feet by eight feet and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting or within multiple departments of a hospital, (e.g., emergency and operating rooms).
We generate revenues within two primary operating segments: DIS and Diagnostic Imaging. Through DIS, we offer a convenient and economically efficient imaging services program as an alternative to purchasing a gamma camera or ultrasound equipment or outsourcing the procedures to another physician or imaging center. For physicians who wish to perform nuclear imaging, echocardiography, vascular or general ultrasound tests, or any combination of these procedures in their offices, we provide the ability for them to engage our services, which includes the use of our imaging system, qualified personnel, and related items required to perform imaging in the their own offices and bill Medicare, Medicaid or one of the third-party healthcare insurers directly for those services. These services are also used by large and small hospitals, multi-practice physician groups, and imaging centers. The flexibility of our products and our DIS service allows physicians to ensure continuity of care and convenience for their patients and allows them to retain revenue from procedures they would otherwise refer to imaging centers and hospitals. DIS services are primarily provided to cardiologists, internal medicine physicians, and family practice doctors who enter into annual contracts for a set number of days ranging from once per month to five times per week. We experience some seasonality in our DIS business related to vacations, holidays, and inclement weather. Most of the DIS business focuses on cardiac care with an increase in the combination of cardiac, vascular and general ultrasound imaging in recent months. Many of the physicians who use DIS services are reliant on reimbursements from Medicare and third-party insurers where there has been downward pressure and uncertainty due to factors outside the physicians’ control. The uncertainty created by the 2010 healthcare reform laws, Congress’ continued deferred action on the Sustainable Growth Rate reimbursement factor (which is part of the Relative Value Unit calculation of reimbursements for all medical codes associated with the physician fee schedule) and other legislation has also impacted our business. These changes may require further modifications to our business model in order for our physician customers and us to maintain a viable economic model.
Our Diagnostic Imaging segment revenue results primarily from selling solid-state gamma cameras and camera maintenance contracts. We sell our imaging systems to physician offices and hospitals primarily in the United States, although we have sold a small number of imaging systems internationally.
For many years since our Initial Public Offering in 2004, we have focused significant efforts on research and development activities to develop and further enhance our nuclear imaging cameras, primarily for alternative uses within the health care environment. These efforts, along with a fixed infrastructure that was sized for a much higher volume of manufacturing and sales of our nuclear imaging cameras than we have experienced, has resulted in several years of financial losses. On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs and improve profitability. With this restructuring, we are focusing our efforts on growing our DIS services business, while at the same time continuing to sell and service our cameras, but at a more profitable level, and with a vastly modified infrastructure. We believe that our cameras have underlying technology and related patents that make them relevant for many years into the future, negating the need for a fixed cost research and development infrastructure.
Our Market
The target market for our products and services is comprised of cardiologists, internal medicine physicians, family practice physicians, and hospitals in the United States that perform or could perform nuclear and ultrasound diagnostic imaging procedures. During the year ended December 31, 2013, we provided imaging services through DIS to 545 physicians and physician groups.

More than half of our DIS nuclear and ultrasound diagnostic imaging customers are internal medicine physicians or other primary care practitioners, and the remainder are primarily cardiologists. As discussed earlier, our market has been negatively affected by lower physician reimbursements from the Center for Medicare and Medicaid Services (CMS) and third party insurance providers for the codes under which our physician customers bill for our services. We have been addressing, and will continue to address, these market pressures by modifying our DIS business model, and assisting our physician customers in complying with new regulations and requirements.
Trends and Drivers
The medical device industry, including the market for nuclear and ultrasound imaging systems and services, is highly competitive. Our business continues to be affected by many factors, including healthcare reimbursement rates for cardiac imaging procedures, competition from alternative imaging modalities such as positron emission tomography (PET) and computed tomography (CT) angiography, competition from other small owner-operated mobile nuclear imaging providers and general uncertainty in the healthcare marketplace. We continue to experience market changes due to the fluctuations in reimbursement rates and the uncertainty of healthcare legislation. We expect most of these trends to continue in the foreseeable future.
In our DIS segment, our physician customers continue to experience significant uncertainty in reimbursements from CMS and third party insurance providers for the codes under which our physician customers bill for our services. This uncertainty has caused some of our physician customers to sell their practices to a hospital and others to reduce the volume of our service. As a result, we are continuing to modify our offering and pricing for our services upon contract renewal. The uncertainty over the enactment of future legislation that may impact reimbursement rates continues to linger and cause concern with our physician customers. We continue to consider modification to our business model in order to adapt to environmental and regulatory changes in our dynamic healthcare marketplace.
In our Diagnostic Imaging segment, we continue to focus on single photon emission computed tomography, or SPECT, products targeted specifically at the larger physician practices and hospital marketplace. The most widely used imaging acquisition technology utilizing gamma cameras is single SPECT, and all of our current cardiac gamma cameras employ SPECT technology. Despite the increasing utilization rates of competing modalities such as CT, PET and MRI, and diagnostic procedures such as CT angiography, SPECT procedures performed with gamma cameras are expected to continue to be used for a substantial number of cardiac-specific imaging procedures according to industry experts. We believe continued utilization of SPECT technology will be driven by patients having easier access to nuclear medicine services at physicians’ offices, lower purchase and maintenance costs, a smaller physical footprint, and easier service logistics of gamma cameras. In an emerging trend in cardiology, SPECT technologies are being integrated with other imaging modalities, to form hybrid imaging modalities, such as SPECT/CT, resulting in improved clinical quality and diagnostic certainty.
2013 Financial Highlights
Our consolidated revenues were $49.4 million for the year ended December 31, 2013. This was a decrease of $1.1 million, or 2.3%, over the comparable prior year period primarily as a result of lower camera revenue generated from product sales in our Diagnostic Imaging business segment, partially offset by increased revenue in our DIS business segment. DIS revenue increased $1.1 million, or 3.1%, compared to the prior year period, primarily due to an increase in the number of days our physician customers utilized our imaging services, driven by the attainment of new customers, offset by a reduction in our average daily service fee rates. Diagnostic Imaging segment revenues for the year ended December 31, 2013 decreased by $2.2 million, or 15.5%, compared to the prior year period, primarily due to a decline in the volume of cameras sold as well as attrition in the number of associated camera maintenance contracts, partially offset by an increase in the average selling price of our cameras as we focused our efforts on higher margin sales. The number of cameras sold decreased to 20 from 29 during the years ended December 31, 2013 and 2012, respectively.
We realized income from operations and net income for the year ended December 31, 2013 primarily as a result of increased gross profit and decreased operating expenses. Our consolidated net income for the year ended December 31, 2013 was $0.3 million, which is an increase of $5.2 million, compared to our net loss of $4.9 million during the prior year. The DIS segment generated marginal operating income as a result of increased revenue, favorable radiopharmaceutical costs and decreased depreciation, offset by higher allocations of corporate operating expense and variable compensation expense. The operating income in the Diagnostic Imaging segment was primarily attributable to favorable product mix and average selling prices, reduced excess and obsolete inventory charges as well as vastly reduced operating expenses, primarily related to a reduction in research and development expenses. There were two significant non-recurring items during the year ended December 31, 2013, which largely offset each other. We incurred approximately $1.7 million of charges associated with the Diagnostic Imaging restructuring initiative during the year ended December 31, 2013. See Note 10 to the audited consolidated financial statements for further information. Largely offsetting the impact of the restructuring initiative charges was a gain of $1.6 million related to the sale of all the assets specifically related to an uncommercialized surgical imaging system previously in development, as well as the license of certain existing Company technology for use in the peri-operative field. See Note 11 to the audited consolidated financial statements for further information.
Our DIS business currently operates in 19 states. For the year ended December 31, 2013, DIS operated 68 nuclear gamma cameras and 56 ultrasound imaging systems. We continue to strive to improve our overall profitability through more efficient utilization of our fleet of gamma cameras and ultrasound equipment. We measure efficiency by tracking system utilization, which is measured based on the percentage of days that our nuclear gamma cameras and ultrasound equipment are used to deliver services to customers out of the total number of days that they are available to deliver such services. System utilization increased to 63% for the year ended December 31, 2013, compared to 60% in the prior year due to an increase in the number of days our physician customers utilized our imaging services.
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, multiple element arrangements, reserves for doubtful accounts and inventory valuation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.
Revenue Recognition
We derive revenues primarily from providing in-office services related to the performance of cardiac diagnostic imaging procedures and from selling and servicing solid-state digital gamma cameras. We recognize revenue in accordance with the authoritative guidance for revenue recognition, when all of the following four criteria are met: (i) a contract or sales arrangement exists; (ii) products have been shipped and title has transferred or services have been rendered; (iii) the price of the products or services is fixed or determinable; and (iv) collectability is reasonably assured. The timing of revenue recognition is based upon factors such as passage of title and risk of loss, the need for installation, and customer acceptance. These factors are based on the specific terms of each contract or sales arrangement.
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
Diagnostic Imaging product revenues are generated from the sales of gamma cameras and follow-on maintenance service contracts. We generally recognize revenue upon delivery and acceptance by customers. We also provide installation and training for camera sales in the United States. Installation and initial training is generally performed shortly after delivery and represents a cost which we accrue at the time revenue is recognized. Neither service is essential to the functionality of the product. Maintenance services are sold beyond the term of the warranty, which is generally one year from the date of purchase. Revenue from these contracts is deferred and recognized ratably over the period of the obligation and is included in Diagnostic Imaging product sales.
Multiple Element Arrangements
In fiscal year 2013, we sold all of our assets specifically related to an uncommercialized surgical imaging system previously in development, as well as licensed certain existing Company technology. The transaction was accounted for in accordance with the authoritative guidance for multiple element arrangements. We identified the deliverables at the inception of the agreement and determined which items had value to the customer on a standalone basis, and were therefore separate units of accounting. Non-contingent arrangement consideration was allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each unit of accounting was determined using best estimate of selling price, because neither vendor specific objective evidence, or VSOE, of selling price or third-party evidence of selling price existed for the units of accounting. The non-contingent amount of arrangement consideration allocated to each unit of account was recognized upon performance and delivery of the related unit of accounting.
Allowance for Doubtful Accounts and Billing Adjustments
We provide reserves for billing adjustments and doubtful accounts. We review reserves on a quarterly basis and make adjustments based on our historical experience rate and known collectability issues and disputes. We also consider our bad debt write-off and billing adjustments history. Our estimates of collectability could be impacted by material amounts due to changed circumstances, such as a higher number of defaults or material adverse changes in a payor’s ability to meet its obligations. Within DIS, we record adjustments and credit memos that represent billing adjustments subsequent to the performance of service. A provision for billing adjustments is charged against DIS revenues and a provision for doubtful accounts is charged to general and administrative expenses.
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
Valuation of Long-Lived Assets including Finite Lived Purchased Intangible Assets
Long-lived assets consist of property and equipment and finite lived intangible assets. We record property and equipment at cost, and record other intangible assets based on their fair values at the date of acquisition. We calculate depreciation on property and equipment using the straight-line method over the estimated useful life of the assets. Charges related to amortization of assets recorded under capital leases is included within depreciation expense. We calculate amortization on other intangible assets using either the accelerated or the straight-line method over the estimated useful life of the assets, based on the nature of when we expect to receive cash inflows generated by the intangible assets.
Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. When indicators of impairment exist, we perform a review of the carrying value of our long-lived assets to be held and used, including certain identifiable intangible assets. No impairment losses were recorded on long-lived assets during the years ended December 31, 2013, 2012 or 2011.
Valuation of Goodwill
We review goodwill for impairment on an annual basis during the fourth quarter, as well as when events or changes in circumstances indicate that the carrying value may not be recoverable. We begin the process by assessing qualitative factors in determining whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. After performing the aforementioned assessment and upon review of the results of such assessment, we may begin performing step one of the two-step impairment analysis by quantitatively comparing the fair value of the reporting unit with goodwill to the carrying value of its long-term assets. If the carrying value of the long-term assets exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test, whereby the carrying value of the reporting unit’s goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference would be recorded. No impairment losses were recorded on goodwill during the years ended December 31, 2013, 2012 or 2011.
Restructuring
Restructuring costs are included in income (loss) from operations within the consolidated statements of comprehensive income (loss). Losses on property and equipment are recorded consistent with our accounting policy related to long-lived assets. One-

time termination benefits are recorded at the time they are communicated to the affected employees. Losses on property lease obligations are recorded when the lease is abandoned or terminated.
On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business. In addition, on January 27, 2014, we announced a plan to exit our 47,000 square foot former headquarters facility in Poway, California. See Note 10 to the audited consolidated financial statements.
Share-Based Compensation
We grant options to purchase our common stock and restricted stock units (“RSUs”) to our employees and directors under our equity compensation plans. We estimate the fair value of the stock option awards using the Black-Scholes option-pricing model on the date of grant. The fair value of RSUs is based on the stock price on the date of grant. The fair value of equity instruments that are expected to vest are recognized using the straight-line method over the requisite service period. We estimated the forfeiture rate based on historical data for forfeitures and we are recognizing compensation costs only for those equity awards expected to vest.
Warranty
We generally provide a 12 month warranty on our cameras. We accrue the estimated cost of this warranty at the time revenue is recorded and charge warranty expense to Diagnostic Imaging cost of revenues. Warranty reserves are established based on historical experience with failure rates and repair costs and the number of systems covered by warranty. Warranty reserves are depleted as cameras are repaired. The costs consist principally of materials, personnel, overhead and transportation. We review warranty reserves quarterly and, if necessary, make adjustments.
Income Taxes
We account for income taxes in accordance with the related authoritative guidance, which sets forth an asset and liability approach that requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not expected to be realized. In making such a determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.
The authoritative guidance for income taxes defines a recognition threshold and measurement attributes for financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. The guidance also provides direction on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under the guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We recognize interest and penalties related to uncertain tax positions as a component of the income tax provision.
Results of Operations
The following table sets forth our results from operations, expressed as percentages of total revenues for the years ended December 31, 2013, 2012 and 2011 (in thousands, except percentages):

	Years ended December 31,				Change from Prior Year
	2013	% of 2013 Revenues	2012	% of 2012 Revenues	Dollars	Percent
Revenues:
DIS	$37,171	75.3%	$36,064	71.4%	$1,107	3.1%
Diagnostic Imaging	12,205	24.7%	14,449	28.6%	(2,244)	(15.5)%
Total revenues	49,376	100.0%	50,513	100.0%	(1,137)	(2.3)%
Total cost of revenues	35,260	71.4%	37,421	74.1%	(2,161)	(5.8)%
Gross profit	14,116	28.6%	13,092	25.9%	1,024	7.8%
Operating expenses:
Research and development	1,025	2.1%	3,716	7.4%	(2,691)	(72.4)%
Marketing and sales	4,411	8.9%	6,402	12.7%	(1,991)	(31.1)%
General and administrative	8,118	16.4%	7,839	15.5%	279	3.6%
Amortization of intangible assets	231	0.5%	233	0.5%	(2)	(0.9)%
Restructuring charges	1,728	3.5%	—	—%	1,728	100.0%
Gain on sale of assets and license agreement	(1,568)	(3.2)%	—	—%	(1,568)	100.0%
Total operating expenses	13,945	28.2%	18,190	36.0%	(4,245)	(23.3)%
Income (loss) from operations	171	0.3%	(5,098)	(10.1)%	5,269	(103.4)%
Total other income	48	0.1%	97	0.2%	(49)	(50.5)%
Income (loss) before income taxes	219	0.4%	(5,001)	(9.9)%	5,220	(104.4)%
Income tax benefit	45	0.1%	77	0.2%	(32)	(41.6)%
Net income (loss)	$264	0.5%	$(4,924)	(9.7)%	$5,188	(105.4)%

	Years Ended December 31,				Change from Prior Year
	2012	% of 2012 Revenues	2011	% of 2011 Revenues	Dollars	Percent
Revenues:
DIS	$36,064	71.4%	$37,794	70.3%	$(1,730)	(4.6)%
Diagnostic Imaging	14,449	28.6%	15,951	29.7%	(1,502)	(9.4)%
Total revenues	50,513	100.0%	53,745	100.0%	(3,232)	(6.0)%
Total cost of revenues	37,421	74.1%	38,987	72.5%	(1,566)	(4.0)%
Gross profit	13,092	25.9%	14,758	27.5%	(1,666)	(11.3)%
Operating expenses:
Research and development	3,716	7.4%	2,738	5.1%	978	35.7%
Marketing and sales	6,402	12.7%	7,622	14.2%	(1,220)	(16.0)%
General and administrative	7,839	15.5%	7,741	14.4%	98	1.3%
Amortization of intangible assets	233	0.5%	331	0.6%	(98)	(29.6)%
Restructuring gain	—	—%	(164)	(0.3)%	164	(100.0)%
Total operating expenses	18,190	36.0%	18,268	34.0%	(78)	(0.4)%
Loss from operations	(5,098)	(10.1)%	(3,510)	(6.5)%	(1,588)	45.2%
Total other income	97	0.2%	250	0.5%	(153)	(61.2)%
Loss before income taxes	(5,001)	(9.9)%	(3,260)	(6.1)%	(1,741)	53.4%
Income tax benefit (expense)	77	0.2%	(82)	(0.2)%	$159	(193.9)%
Net loss	$(4,924)	(9.7)%	$(3,342)	(6.2)%	$(1,582)	47.3%

Comparison of Years Ended December 31, 2013 and 2012
Revenues
Consolidated. Consolidated revenue was $49.4 million for the year ended December 31, 2013, a decrease of $1.1 million, or 2.3%, from the prior year, primarily as a result of lower camera revenue generated from product sales in our Diagnostic Imaging business segment, partially offset by increased revenue in our DIS business segment. DIS revenue accounted for 75.3% of total revenues for the year ended December 31, 2013, compared to 71.4% for the prior year. We expect DIS revenue to continue to represent the larger percentage of our consolidated revenue.
DIS. Our DIS revenue was $37.2 million for the year ended December 31, 2013, an increase of $1.1 million, or 3.1%, from the prior year period. The increase is attributable to growth in the number of days our physician customers utilized our imaging services driven by the attainment of new customers, partially offset by a decline in our daily service fee.
Diagnostic Imaging. Our Diagnostic Imaging revenue was $12.2 million for the year ended December 31, 2013, a decrease of $2.2 million, or 15.5%, compared to the prior year period, primarily due to a decline in the volume of cameras sold as well as attrition in the number of associated camera maintenance contracts. The number of cameras sold decreased to 20 from 29 during the year ended December 31, 2013 and 2012, respectively, as a result of focusing on the profit margin of camera sales in fiscal year 2013 with reduced emphasis on the total volume of sales. The decrease in the volume of camera sales was partially offset by an increase in the average selling price per camera during the year ended December 31, 2013 as compared to the prior year.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $14.1 million for the year ended December 31, 2013, an increase of $1.0 million, or 7.8%, compared to the prior year. The increase in consolidated gross profit is primarily the result of increased gross profit generated in our DIS business segment, resulting from increased revenue and favorable radiopharmaceutical costs. Our Diagnostic Imaging business segment benefited from lower excess and obsolete inventory costs for the year ended December 31, 2013, compared to the prior year. Significant excess and obsolete inventory costs were incurred during the year ended December 31, 2012 as a result of the Diagnostic Imaging restructuring initiative. Consolidated gross profit as a percentage of revenue increased to 28.6% for the year ended December 31, 2013 from 25.9% for the prior year.
DIS. Cost of DIS revenue consists of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with the provision of services. Cost of DIS revenue was $27.8 million for the year ended December 31, 2013, an increase of $0.5 million, or 2.0%, from the prior year period, primarily as a result of increased revenues partially offset by lower radiopharmaceutical costs and depreciation expense. DIS gross profit was $9.3 million for the year ended December 31, 2013, an increase of $0.6 million, or 6.5%, as compared to the prior year period. DIS gross profit as a percentage of DIS revenue increased to 25.1% for the year ended December 31, 2013 from 24.3% for the prior year due to lower radiopharmaceutical costs, depreciation expense and an improvement in operational performance primarily associated with the management of resources.
Diagnostic Imaging. Cost of Diagnostic Imaging segment revenue primarily consists of materials, labor and overhead costs associated with the manufacturing and warranty of our products. Cost of Diagnostic Imaging revenues was $7.4 million for the year ended December 31, 2013, a decrease of $2.7 million, or 26.6%, over the prior year period, primarily as a result of the reduced volume of camera sales and approximately $1.0 million less of excess and obsolete inventory costs year over year. Diagnostic Imaging gross profit was $4.8 million for the year ended December 31, 2013, an increase of $0.5 million, or 10.5% as compared to the prior year period. Diagnostic Imaging gross profit as a percentage of Diagnostic Imaging revenue increased to 39.1% for the year ended December 31, 2013 from 29.9% for the prior year primarily due to reduced excess and obsolete inventory costs and improved average selling prices and product mix for cameras.
Operating Expenses
Research and Development.  Research and development expenses are the costs associated with the design, development and expansion of our existing technology and consist of salaries, development material costs, facility and overhead costs, consulting fees, and non-recurring engineering costs. Research and development expenses were $1.0 million for the year ended December 31, 2013, representing a decrease of $2.7 million, or 72.4% compared to the prior year. The decrease is due to our Diagnostic Imaging restructuring initiative, which focuses on our existing camera product offerings rather than continued development of new product offerings with alternative applications. We believe our current product line has a technological advantage over competing products and continued relevance well into the future. We expect that research and development expense for fiscal year 2014 will be lower than in fiscal year 2013. On a go forward basis, we plan to primarily utilize outside service providers for research and development services on an as needed basis for updates and enhancements, with the amount of corresponding expenditure fluctuating commensurately quarter by quarter. Research and development expenses were 8.4% and 25.7% of Diagnostic Imaging revenue for the years ended December 31, 2013 and 2012, respectively.

Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials and trade show costs. Marketing and sales expenses were $4.4 million for the year ended December 31, 2013, a decrease of $2.0 million, or 31.1%, compared to the prior year, primarily as a result of the Diagnostic Imaging restructuring initiative. Marketing and sales expenses as a percentage of total revenues were 8.9% and 12.7% for the years ended December 31, 2013 and 2012, respectively. We expect that marketing and sales expense for fiscal year 2014 will be relatively consistent with fiscal year 2013.
General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology and executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $8.1 million for the year ended December 31, 2013, an increase of $0.3 million, or 3.6%, compared to the prior year, primarily as a result of costs associated with our 2013 proxy contest and the subsequent legal proceedings associated with the proxy contest, as well as higher variable compensation expense associated with Company performance. The aforementioned increases in general and administrative expense for the year ended December 31, 2013 as compared to the prior year, were offset by decreases in human resources, information technology, and bad debt expenses. General and administrative expenses were 16.4% of total revenue for the year ended December 31, 2013 compared to 15.5% for the prior year. On a go forward basis, we expect general and administrative expense to generally approximate the level of expense noted in the year ended December 31, 2013 notwithstanding any one-time initiatives.
Restructuring. On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs, including a reduction in force (the "Diagnostic Imaging restructuring initiative"). In September 2013, as part of the restructuring initiative, we entered into an agreement with a third party to outsource the majority of the manufacturing related to our cameras. After completion of the Diagnostic Imaging restructuring initiative, we believe the overall operating cash flow of the Company will increase. Overall, this restructuring resulted in total charges of $1.7 million being incurred in fiscal year 2013. These charges consisted primarily of employee related costs. We expect incremental restructuring charges related to the termination of the lease for the former headquarters facility located in Poway, California, to be incurred in the first half of fiscal 2014, as well as minimal employee related costs associated with the Diagnostic Imaging restructuring initiative. See Note 10 to the consolidated financial statements for further information.
Gain on sale of assets and license agreement. On July 31, 2013, we entered into an asset purchase agreement with Novadaq Technologies Inc. (“Novadaq”). Under the terms of the asset purchase agreement, we sold Novadaq all of our assets specifically related to an uncommercialized surgical imaging system previously in development. We also licensed certain existing Company technology to Novadaq for their use in the peri-operative field. In exchange, we received upfront consideration of $2.0 million, and could receive up to $1.0 million in deferred contingent payments based on the achievement of specific regulatory and commercial milestones as well as a royalty on sales, if any. A gain of $1.6 million representing the $2.0 million of upfront consideration less legal, consulting and other transaction fees as well as the cost basis of the inventory was recorded during the year ended December 31, 2013. The sale of the technology is consistent with our focus on our existing camera product offerings, rather than development of completely new product offerings.
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
Diagnostic Imaging. Our Diagnostic Imaging revenue was $14.4 million for the year ended December 31, 2012, a decrease of $1.5 million, or 9.4%, compared to the prior year period, primarily due to the mix of camera products which were sold to cardiology practices and hospitals.The number of cameras sold increased to 29 from 27 during the year ended December 31, 2012 and 2011, respectively.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $13.1 million for the year ended December 31, 2012, a decrease of $1.7 million, or 11.3%, compared to the prior year period. The decrease in consolidated gross profit is primarily the result of the mix in camera product sales from our Diagnostic Imaging business segment, increased excess and obsolete inventory costs as a result of the Diagnostic Imaging restructuring initiative and fewer imaging days in our DIS business segment, partially offset by lower radiopharmaceutical costs.Consolidated gross profit as a percentage of revenue decreased to 25.9% for the year ended December 31, 2012 from 27.5% for the prior year period.
DIS. Cost of DIS revenue was $27.3 million for the year ended December 31, 2012, a decrease of $2.4 million, or 8.0%, from the prior year period, primarily as a result of decreased revenues and lower radiopharmaceutical costs. DIS gross profit was $8.8 million for the year ended December 31, 2012, an increase of $0.6 million, or 8.0% as compared to the prior year period. DIS gross profit as a percentage of DIS revenue increased to 24.3% for the year ended December 31, 2012 from 21.5% for the prior year due to lower radiopharmaceutical costs and an improvement in operational performance primarily associated with the management of resources.
Diagnostic Imaging. Cost of Diagnostic Imaging revenues was $10.1 million for the year ended December 31, 2012, an increase of $0.8 million, or 8.7%, over the prior year period. Diagnostic Imaging gross profit was $4.3 million for the year ended December 31, 2012, a decrease of $2.3 million, or 34.9% as compared to the prior year period. Diagnostic Imaging gross profit as a percentage of Diagnostic Imaging revenue decreased to 29.9% for the year ended December 31, 2012 from 41.6% for the prior year due to changes in camera product mix and increased excess and obsolete inventory costs as a result of the Diagnostic Imaging restructuring initiative.
Operating Expenses
Research and Development. Research and development expenses were $3.7 million for the year ended December 31, 2012, representing an increase of $1.0 million, or 35.7%, compared to the prior year period mainly due to initiatives to explore and develop new products and technologies. Research and development expenses were 25.7% and 17.2% of Diagnostic Imaging revenue for the years ended December 31, 2012 and 2011, respectively.
Marketing and Sales.  Marketing and sales expenses were $6.4 million for the year ended December 31, 2012, a decrease of $1.2 million, or 16.0%, compared to the prior year period, primarily as a result of lower personnel related costs and marketing support costs. Marketing and sales expenses as a percentage of total revenues were 12.7% and 14.2% for the years ended December 31, 2012 and 2011, respectively.
General and Administrative. General and administrative expenses were $7.8 million for the year ended December 31, 2012, an increase of $0.1 million, or 1.3%, compared to the prior year. General and administrative expenses were 15.5% of total revenue for the year ended December 31, 2012 compared to 14.4% for the prior year.
Liquidity and Capital Resources
Overview
We generated $2.2 million of positive cash flow from operations during the year ended December 31, 2013, and expect to continue to generate positive cash flow from operations on an annual basis in the future. Cash flows from operations primarily represent inflows from net income (adjusted for depreciation, amortization and other non-cash items) as well as the net effect of changes in working capital. Cash flows from investing activities primarily represent our investment in capital equipment required to grow our business, as well as acquisition and divestiture activity. Cash flows from financing activities primarily represent outflows related to our share repurchase program and recently initiated dividend payment, offset by the receipt of cash related to the exercise of stock options.
Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, and cash generated from operations. As of December 31, 2013, we had cash, cash equivalents and securities available-for-sale of $26.4 million. We generally invest our cash reserves in money market funds, U.S. treasury and corporate debt securities.
We require capital principally for capital expenditures, share repurchases, dividend payments and to finance accounts receivable and inventory, which we manage closely. Our working capital requirements vary from period to period depending on inventory requirements, the timing of deliveries and the payment cycles of our customers. Our capital expenditures consist primarily of nuclear cameras, ultrasound machines, vans, and computer hardware and software. We paid our first cash dividend on common stock of $0.05 per share on November 22, 2013, and presently intend to continue the payment of regular quarterly cash dividends. We are authorized under our stock buyback program for total repurchases of up to an aggregate of $12.0 million. During the year ended December 31, 2013, we repurchased 1,514,843 shares of our common stock under the stock buyback program at a total cost of $3.6 million. As of December 31, 2013, an aggregate of $6.3 million remains authorized for stock buyback under the program.We expect to manage the pace of repurchases under this program based on market conditions and other relevant factors.
Based upon our current level of expenditures and anticipated financing activities, we believe our existing cash and cash equivalents, together with our anticipated cash flows from operating activities, will be adequate to meet our anticipated cash requirements for at least the next 12 months.

Cash Flows
The following table shows cash flow information for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net cash provided by (used in) operating activities	$2,201	$(1,082)	$965
Net cash provided by (used in) investing activities	$766	$(2,715)	$2,515
Net cash provided by (used in) financing activities	$(3,737)	$(728)	$100
Operating Activities
Net cash provided by operating activities increased by $3.3 million for the year ended December 31, 2013 compared to the prior year period. The increase was primarily attributable to net income of $0.3 million generated in fiscal year 2013, driven by improved gross profit and vastly reduced operating expenses, compared to the net loss of (4.9) million generated in fiscal year 2012. In addition, we benefited from favorable changes in operating assets and liabilities in fiscal year 2013 primarily related to decreases in accounts receivable and inventory, and an increase in accrued compensation.
Net cash used in operating activities increased by $2.0 million for the year ended December 31, 2012 compared to the prior year period. This increase was primarily related to the increase in net loss and decreases in non-cash charges related to depreciation, amortization of intangible assets and stock based compensation.
Investing Activities
Net cash provided by investing activities increased by $3.5 million for the year ended December 31, 2013 compared to the prior year period. The increase is attributable to $1.7 million of net proceeds received from the sale of assets related to an uncommercialized surgical imaging system and associated license agreement in fiscal year 2013, as well as reduced net purchases of securities available-for-sale in fiscal year 2013 compared to fiscal year 2012.
Net cash used in investing activities increased $5.2 million for the year ended December 31, 2012 compared to the prior year period. The increase is primarily attributable to increased net investments in securities available for sale, as well as $0.5 million of cash used to acquire the operating assets of a nuclear and ultrasound imaging business located in the Southeastern U.S. in fiscal year 2012.
Financing Activities
Net cash used in financing activities increased by $3.0 million for the year ended December 31, 2013 compared to the prior year period. This increase was primarily attributable to increased repurchases of common stock and the initiation of a cash dividend on common stock, partially offset by proceeds from stock option exercises driven by employees that were terminated as a result of the Diagnostic Imaging restructuring initiative.
Net cash used in financing activities increased by $0.8 million for the year ended December 31, 2012 compared to the prior year period. This increase was primarily attributable to repurchases of common stock.
Contractual Obligations
We are committed to making future cash payments on capital leases (including interest) and operating leases. We have not guaranteed the debt of any other party. The following table summarizes our contractual obligations as of December 31, 2013 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations(1)	$2,461	$1,137	$1,286	$38	$—
Capital lease obligations(2)	531	199	323	9	—
Total Contractual Obligations	$2,992	$1,336	$1,609	$47	$—
(1) Operating lease obligations do not reflect the impact of the termination of the former headquarters lease in Poway, California, and subsequent entry into a lease for a separate 21,300 square foot facility in Poway, California. Both of the aforementioned events occurred subsequent to December 31, 2013. Refer to Note 10 of the consolidated financial statements for further detail.
(2) Capital lease obligations includes related interest obligations.

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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Digirad Corporation
We have audited the accompanying consolidated balance sheets of Digirad Corporation as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digirad Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles

/s/ Ernst & Young LLP
San Diego, California
March 20, 2014

DIGIRAD CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Years ended December 31,
	2013	2012	2011
Revenues:
DIS	$37,171	$36,064	$37,794
Diagnostic Imaging	12,205	14,449	15,951
Total revenues	49,376	50,513	53,745
Cost of revenues:
DIS	27,828	27,293	29,672
Diagnostic Imaging	7,432	10,128	9,315
Total cost of revenues	35,260	37,421	38,987
Gross profit	14,116	13,092	14,758

Operating expenses:
Research and development	1,025	3,716	2,738
Marketing and sales	4,411	6,402	7,622
General and administrative	8,118	7,839	7,741
Amortization of intangible assets	231	233	331
Restructuring charges	1,728	—	(164)
Gain on sale of assets and license agreement	(1,568)	—	—
Total operating expenses	13,945	18,190	18,268

Income (loss) from operations	171	(5,098)	(3,510)
Other income (expense):
Interest and other income, net	63	101	267
Interest expense	(15)	(4)	(17)
Total other income	48	97	250

Income (loss) before income taxes	219	(5,001)	(3,260)
Income tax benefit (expense)	45	77	(82)
Net income (loss)	$264	$(4,924)	$(3,342)

Net income (loss) per share:
Basic	$0.01	$(0.26)	$(0.18)
Diluted	$0.01	$(0.26)	$(0.18)
Shares used in per share computations:
Weighted average shares outstanding—basic	18,789	19,274	19,052
Weighted average shares outstanding—diluted	19,159	19,274	19,052
Dividends declared per common share	$0.05	$—	$—

Net income (loss)	$264	$(4,924)	$(3,342)
Other comprehensive loss:
Unrealized loss on marketable securities	(19)	(16)	(30)
Total other comprehensive loss	(19)	(16)	(30)
Comprehensive income (loss)	$245	$(4,940)	$(3,372)

See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$18,744	$19,514
Securities available-for-sale	7,673	7,679
Accounts receivable, net	5,430	6,329
Inventories, net	3,881	4,979
Other current assets	697	642
Restricted cash	244	244
Total current assets	36,669	39,387
Property and equipment, net	4,153	4,693
Intangible assets, net	353	584
Goodwill	184	184
Other assets	92	61
Total assets	$41,451	$44,909

Liabilities
Current liabilities:
Accounts payable	$611	$1,546
Accrued compensation	3,472	2,364
Accrued warranty	137	326
Deferred revenue	1,631	1,849
Other current liabilities	1,774	2,199
Total current liabilities	7,625	8,284
Other liabilities	440	176
Total liabilities	8,065	8,460

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 18,504,279 and 19,144,448 shares issued and outstanding (net of treasury shares) at December 31, 2013 and 2012, respectively	2	2
Treasury stock, at cost; 2,588,484 shares and 1,073,641 shares at December 31, 2013 and 2012, respectively	(5,728)	(2,086)
Additional paid-in capital	156,968	156,634
Accumulated other comprehensive income (loss)	(2)	17
Accumulated deficit	(117,854)	(118,118)
Total stockholders’ equity	33,386	36,449
Total liabilities and stockholders’ equity	$41,451	$44,909

See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2013	2012	2011
Operating activities
Net income (loss)	$264	$(4,924)	$(3,342)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	1,682	1,898	2,765
Amortization of intangible assets	231	233	331
Provision for bad debts	(150)	(30)	237
Stock-based compensation	340	630	800
Gain on sale of assets and license agreement	(1,621)	(104)	(103)
Amortization of premium on investments	192	140	286
Changes in operating assets and liabilities:
Accounts receivable	1,049	21	970
Inventories	1,136	1,057	(1,046)
Other assets	(86)	127	6
Accounts payable	(935)	216	(364)
Accrued compensation	1,108	73	691
Deferred revenue	(218)	(250)	(280)
Other liabilities	(791)	(119)	208
Restricted cash	—	(50)	(194)
Net cash provided by (used in) operating activities	2,201	(1,082)	965

Investing activities
Purchases of property and equipment	(726)	(936)	(709)
Net proceeds from sale of assets and license agreement	1,697	118	165
Business acquisition	—	(475)	—
Purchases of securities available-for-sale	(4,679)	(4,887)	(13,086)
Sales and maturities of securities available-for-sale	4,474	3,465	16,145
Net cash provided by (used in) investing activities	766	(2,715)	2,515

Financing activities
Issuances of common stock	919	300	119
Repurchases of common stock	(3,642)	(1,028)	(19)
Dividend paid	(925)	—	—
Repayment of obligations under capital leases	(89)	—	—
Net cash provided by (used in) financing activities	(3,737)	(728)	100

Net (decrease) increase in cash and cash equivalents	(770)	(4,525)	3,580
Cash and cash equivalents at beginning of year	19,514	24,039	20,459
Cash and cash equivalents at end of year	$18,744	$19,514	$24,039
See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock		Treasury Stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance January 1, 2011	18,598	$2	$(1,039)	$154,785	$63	$(109,852)	$43,959
Stock-based compensation	—	—	—	800	—	—	800
Shares issued under stock incentive plans	313	—	—	119	—	—	119
Repurchases of common stock	(10)	—	(19)	—	—	—	(19)
Net loss	—	—	—	—	—	(3,342)	(3,342)
Unrealized loss on securities available-for-sale	—	—	—	—	(30)	—	(30)
Balance December 31, 2011	18,901	2	(1,058)	155,704	33	(113,194)	41,487
Stock-based compensation	—	—	—	630	—	—	630
Shares issued under stock incentive plans	734	—	—	300	—	—	300
Repurchases of common stock	(491)	—	(1,028)	—	—	—	(1,028)
Net loss	—	—	—	—	—	(4,924)	(4,924)
Unrealized loss on securities available-for-sale	—	—	—	—	(16)	—	(16)
Balance December 31, 2012	19,144	2	(2,086)	156,634	17	(118,118)	36,449
Stock-based compensation	—	—	—	340	—	—	340
Shares issued under stock incentive plans	875	—	—	919	—	—	919
Repurchases of common stock	(1,515)	—	(3,642)	—	—	—	(3,642)
Dividend paid	—	—	—	(925)	—	—	(925)
Net income	—	—	—	—	—	264	264
Unrealized loss on securities available-for-sale	—	—	—	—	(19)	—	(19)
Balance December 31, 2013	18,504	$2	$(5,728)	$156,968	$(2)	$(117,854)	$33,386
See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	The Company
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
Diagnostic Imaging segment revenue is generated from the sales of gamma cameras and follow-on maintenance service contracts. We generally recognize revenue upon delivery and acceptance by customers. We also provide installation and training for camera sales in the United States. Installation and initial training services are generally performed shortly after delivery and represent costs which are accrued at the time revenue is recognized. Neither service is essential to the functionality of the product. Maintenance services are sold beyond the term of the warranty, which is generally one year from the date of purchase. Revenue from these contracts is deferred and recognized ratably over the service period and is included in Diagnostic Imaging sales.
Multiple Element Arrangements
In fiscal year 2013, we sold all of our assets specifically related to an uncommercialized surgical imaging system previously in development, as well as licensed certain existing Company technology. The transaction was accounted for in accordance with the authoritative guidance for multiple element arrangements. We identified the deliverables at the inception of the agreement and determined which items had value to the customer on a standalone basis, and were therefore separate units of accounting. Non-

contingent arrangement consideration was allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each unit of accounting was determined using best estimate of selling price, because neither vendor specific objective evidence, or VSOE, of selling price or third-party evidence of selling price existed for the units of accounting. The non-contingent amount of arrangement consideration allocated to each unit of account was recognized upon performance and delivery of the related unit of accounting.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Significant estimates and judgments include those related to revenue recognition, multiple element arrangements, reserves for doubtful accounts and inventory valuation. Actual results could differ from those estimates.
Concentration of Credit Risk and Significant Customers
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments and accounts receivable. We limit our exposure to credit loss by placing our cash and investments in high credit quality financial institutions and investment grade corporate debt securities. Additionally, we have established guidelines regarding diversification of our investments and their maturities, which are designed to maintain principal and maximize liquidity. No single customer represented greater than ten percent of our sales for any of the years presented.
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
Securities Available-for-Sale
Securities available-for-sale primarily consist of investment grade corporate debt securities. We classify all securities as available-for-sale and as current assets, as the sale of such securities may be required prior to maturity to execute management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. It is not more likely than not that we will be required to sell investments before recovery of their amortized costs. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and included in interest income. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in other income (expense) within the consolidated statements of comprehensive income (loss). The realized gains and losses on these sales were minimal for the years ended December 31, 2013 and 2012.
The following table sets forth the composition of securities available-for-sale as of December 31, 2013 and 2012 (in thousands):

As of December 31, 2013	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt securities	3 or less	$7,675	$—	$(2)	$7,673

As of December 31, 2012	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt securities	3 or less	$7,662	$17	$—	$7,679
Allowance for Doubtful Accounts and Billing Adjustments
Accounts receivable consist principally of trade receivables from customers and are generally unsecured and due within 30 days. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts within accounts receivable, net in the consolidated balance sheets.
We review reserves on a quarterly basis and make adjustments based on historical experience and known collectability issues and disputes. A provision for billing adjustments is charged against DIS revenues and a provision for doubtful accounts is charged to general and administrative expenses. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts.
The following table summarizes our allowance for doubtful accounts and billing adjustments as of and for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Allowance for Doubtful Accounts (1)	Reserve for Billing Adjustments (2)
Balance at December 31, 2010	$1,187	$412
Provision	237	868
Write-offs and recoveries, net	(676)	(924)
Balance at December 31, 2011	748	356
Provision	224	232
Write-offs and recoveries, net	(459)	(507)
Balance at December 31, 2012	513	81
Provision (release)	(150)	29
Write-offs and recoveries, net	(93)	(102)
Balance at December 31, 2013	$270	$8

(1)	The provision was charged against general and administrative expenses.

(2)	The provision was charged against revenue.
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
As a result of the Diagnostic Imaging restructuring initiative announced in February 2013, we recorded approximately $1.2 million of reserve for excess and obsolete inventory for the year ended December 31, 2012.

The following table summarizes our reserves for excess and obsolete inventory as of and for the years ended December 31, 2013, 2012 and 2011 (in thousands):

Reserve for Excess and Obsolete Inventories (1)
Balance at December 31, 2010	$1,891
Provision	82
Write-offs and scrap	(380)
Balance at December 31, 2011	1,593
Provision	1,164
Write-offs and scrap	(192)
Balance at December 31, 2012	2,565
Provision	210
Write-offs and scrap	(232)
Balance at December 31, 2013	$2,543

(1)	The provision was charged against Diagnostic Imaging cost of revenues.
Long-Lived Assets including Finite Lived Purchased Intangible Assets
Long-lived assets consist of property and equipment and finite lived intangible assets. We record property and equipment at cost, and record other intangible assets based on their fair values at the date of acquisition. We calculate depreciation on property and equipment using the straight-line method over the estimated useful life of the assets which average 6 years for machinery and equipment, 3 years for computer hardware and software and the lower of the lease term or an average of 5 years for leasehold improvements. Charges related to amortization of assets recorded under capital leases is included within depreciation expense. We calculate amortization on other intangible assets using either the accelerated or the straight-line method over the estimated useful life of the assets, based on when we expect to receive cash inflows generated by the intangible assets.
Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment losses were recorded on long-lived assets during the years ended December 31, 2013, 2012 and 2011.
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
Restricted Cash
As of December 31, 2013, we hold $0.2 million of money market funds that are restricted from withdrawal as they are held as collateral for a letter of credit related to an annual workers' compensation policy.
Restructuring
Restructuring costs are included in income (loss) from operations within the consolidated statements of comprehensive income (loss). Losses on property and equipment are recorded consistent with our accounting policy related to long-lived assets. One-time termination benefits are recorded at the time they are communicated to the affected employees. Losses on property lease obligations are recorded when the lease is abandoned or when the contract is terminated.

In February 2013, we announced a plan to restructure our Diagnostic Imaging business. In addition, we announced a plan in January 2014 to exit our 47,000 square foot former headquarters facility in Poway, California. See Note 10 to the audited consolidated financial statements for further information.
Shipping and Handling Fees and Costs
We record all shipping and handling billings to customers as revenue earned for the goods provided. Shipping and handling costs are included in cost of revenues and totaled $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Share-Based Compensation
We account for share-based awards exchanged for services in accordance with the authoritative guidance for share-based compensation. Under this guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the requisite service period.
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
The activities related to our warranty reserve for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$326	$297	$378
Charges to Diagnostic Imaging cost of revenues	149	453	708
Applied to liability	(338)	(424)	(789)
Balance at end of year	$137	$326	$297
Research and Development
Research and development costs are expensed as incurred.
Advertising Costs
Advertising costs are expensed as incurred. Total advertising costs for each of the years ended December 31, 2013, 2012 and 2011 were $0.3 million, $0.5 million and $0.6 million, respectively.
Basic and Diluted Net Income (Loss) Per Share
Basic earnings per share (EPS) is calculated by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding. Diluted EPS is computed by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units under the treasury stock method. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. Shares used to compute basic net income (loss) per share include 44,522, 221,335, and 289,394 vested restricted stock units for the years ended December 31, 2013, 2012 and 2011, respectively.
The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$264	$(4,924)	$(3,342)

Shares used to compute basic net loss per share	18,789	19,274	19,052
Dilutive potential common shares:
Stock options	359	—	—
Restricted stock units	11	—	—
Shares used to compute diluted net loss per share	19,159	19,274	19,052

Basic net income (loss) per share	$0.01	$(0.26)	$(0.18)
Diluted net income (loss) per share	$0.01	$(0.26)	$(0.18)
Antidilutive common stock equivalents are excluded from the computation of diluted earnings per share. Stock options are antidilutive when the exercise prices of the stock options are greater than the average market price of the common shares. In addition, in periods where net losses are incurred, stock options with exercise prices less than the average market price of the common shares as well as unvested restricted stock units become antidilutive as well.
The number of stock options that were antidilutive due to an exercise price being greater than the average market price were 177,891, 268,662, 207,600 for the years ended December 31, 2013, 2012 and 2011, respectively.
Since we incurred net losses for the years ended December 31, 2012 and 2011, an incremental 403,670 and 601,491 common share equivalents were excluded from the computation of diluted net loss per share for years ended December 31, 2012 and 2011, respectively, as their effect would be antidilutive due to the net loss positions.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes unrealized gains or losses on our marketable securities.
Income Taxes
We account for income taxes in accordance with the related authoritative guidance, which sets forth an asset and liability approach that requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not expected to be realized. In making such a determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.
The authoritative guidance for income taxes defines a recognition threshold and measurement attributes for financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. The guidance also provides direction on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under the guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We recognize interest and penalties related to uncertain tax positions as a component of the income tax provision.
Acquisition
On December 31, 2012, we acquired the operating assets of a nuclear and ultrasound imaging business located in the Southeastern U.S. The total purchase price was $500,000, including forgiveness of a $25,000 note receivable. Of the net purchase price, $340,000 was allocated to intangible assets and $135,000 to property, plant and equipment. The acquisition was accounted for as a business combination.
Accounting Standards Updates
In February 2013, the Financial Accounting Standards Board (FASB) issued guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income. This new guidance requires entities to present (either on the face of the statement of operations or in the notes to the financial statements) the effects on the line items in the statement of operations for amounts reclassified out of accumulated other comprehensive income. We adopted this guidance beginning on January 1, 2013.

The adoption did not have an effect on our financial condition or results of operations, and only resulted in a change to financial statement presentation and disclosure.

NOTE 3.	Supplementary Balance Sheet Information (in thousands):

	December 31, 2013	December 31, 2012
Inventories, net:
Raw materials	$2,619	$2,522
Work-in-process	3,189	3,161
Finished goods	616	1,861
	6,424	7,544
Less reserve for excess and obsolete inventories	(2,543)	(2,565)
	$3,881	$4,979

	December 31, 2013	December 31, 2012
Property and equipment, net:
Machinery and equipment	$22,596	$22,302
Computer hardware and software	2,497	2,827
Leasehold improvements	861	865
	25,954	25,994
Accumulated depreciation	(21,801)	(21,301)
	$4,153	$4,693

	December 31, 2013
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net (1)
Intangible assets with finite useful lives:
Customer relationships	3.5	$2,940	$(2,622)	$318
Patents	4.9	141	(106)	35
Total intangible assets, net		$3,081	$(2,728)	$353

	December 31, 2012
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net (1)
Intangible assets with finite useful lives:
Customer relationships	3.6	2,940	(2,402)	538
Covenants not to compete	5.0	300	(300)	—
Patents	5.5	141	(95)	46
Total intangible assets, net		$3,381	$(2,797)	$584

(1)
Amortization expense for intangible assets, net for the years ended December 31, 2013, 2012 and 2011 was $0.2 million, $0.2 million and $0.3 million, respectively. Estimated amortization expense for intangible assets for 2014 is $0.1 million, for 2015 is $0.1 million, for 2016 is $0.1 million, for 2017 and thereafter is less than $0.1 million.

	December 31, 2013	December 31, 2012
Other current liabilities:
Professional fees	$367	$319
Sales and property taxes payable	275	211
Radiopharmaceuticals and consumable medical supplies	242	238
Current portion of capital lease obligation	174	41
Facilities and related costs	151	216
Outside services and consulting	134	208
Legal reserve	50	385
Other accrued liabilities	381	581
	$1,774	$2,199

NOTE 4.	Fair Value Measurements
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

As required by the authoritative guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy our assets that were recorded at fair value as of December 31, 2013 and 2012 (in thousands).

	At Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$7,673	$—	$7,673

	At Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$7,679	$—	$7,679
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
Goodwill has been recorded within a reporting unit of our DIS segment since the acquisition of net assets from Ultrascan. As a result of our annual impairment test during the fourth quarter of 2008, we recorded a $2.5 million impairment loss due to a significant decline in our market capitalization, adjusting goodwill to its current carrying value of $0.2 million. We determined the implied fair value of our goodwill utilizing the discounted cash flow method under the income approach. Under the income approach, we derived the fair value based on the present value of estimated future cash flows, which were based on historical data and assumptions pertaining to the market. In performing the 2013 goodwill impairment test, we assessed the relevant qualitative factors and concluded that it is more likely than not that the fair value of our goodwill is greater than the carrying amount. After reaching this conclusion, no further testing was performed. The qualitative factors we considered included, but were not limited to, general economic conditions, the industry outlook, our recent and forecasted financial performance and the price of our common stock. No impairment loss was recorded in 2013, 2012 or 2011.

NOTE 6.	Commitments and Contingencies
Leases
We currently lease facilities and certain automotive equipment under non-cancelable operating leases expiring from January 1, 2014 through October 31, 2017. Rent expense is recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured as determined at lease inception. The difference between rent expense and rent paid is recorded as deferred rent and is included in other liabilities. Rent expense was approximately $1.3 million for the years ended December 31, 2013, 2012 and 2011.
As of December 31, 2013, we financed certain information technology and medical equipment and vehicles under capital leases. These obligations are secured by the specific equipment financed under each lease and will be repaid monthly over the remaining lease terms through November 30, 2017.
We are committed to making future cash payments on non-cancelable operating leases and capital leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and capital leases having initial or remaining lease terms in excess of one year as of December 31, 2013 are as follows (in thousands):

	Operating Leases (1)	Capital Leases
2014	$1,137	$199
2015	985	199
2016	301	124
2017	38	9
2018	—	—
Thereafter	—	—
Total minimum lease payments	$2,461	$531
(1) Operating leases amounts do not reflect the impact of the termination of the former headquarters lease in Poway, California, and subsequent entry into a lease for a separate 21,300 square foot facility in Poway, California. Both of the aforementioned events occurred subsequent to December 31, 2013. Refer to Note 10 of the consolidated financial statements for further detail.
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

NOTE 7.	Share-Based Compensation
At December 31, 2013, we have two active stock option plans, the 2004 Stock Incentive Plan (the “2004 Plan”) and the 2011 Inducement Stock Incentive Plan (the “2011 Plan”), (collectively the “Plans”), under which stock options and restricted stock units may be granted to employees and non-employees, including members of our Board of Directors. Terms of any equity instruments granted under the Plans are approved by the Board of Directors. Stock options typically vest over the requisite service period of one to four years and have a contractual term of seven to ten years. Restricted stock units generally vest over one to three years and must be settled at the earlier of the recipients' termination date or 36 months after grant. Under the Plans, we are authorized to issue an aggregate of 2,750,000 shares of common stock. As of December 31, 2013, the Plans had 420,714 shares available for future issuance. The number of shares reserved for issuance under the 2004 Plan is subject to increase by any shares under the 1998 Stock Option/Stock Issuance Plan (the “1998 Plan”) that are forfeited, expire or are canceled up to a maximum of 1,500,000 shares. As of December 31, 2013, the number of shares provided for issuance under the 2004 Plan due to forfeited, expired and canceled shares under the 1998 Plan was 442,670 shares.
Stock Options
The estimated fair value of our stock options is determined using the Black-Scholes model. All stock options were granted with an exercise price equal to the fair value of the common stock on the grant date. The weighted-average grant date fair value of employee stock options granted during the years ended December 31, 2013, 2012 and 2011 was $1.06, $1.05 and $1.86 per share, respectively, which was estimated using the following weighted-average assumptions:

	Years Ended December 31,
	2013	2012	2011
Expected volatility	56%	59%	62%
Expected term (in years)	4.6	6.0	6.5
Risk-free interest rate	0.9%	1.2%	1.9%
Expected dividend yield	—	—	—
The determination of the fair value of stock options using an option valuation model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. The volatility assumption is based on the historical volatility of our common stock over a period of time equal to the expected term of the stock options. The expected term of our stock options is based on historical experience. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield in effect at the time of grant. At the time of grant for the fiscal year 2013 option grants, we had no plans to pay a dividend and no history of paying a dividend previously and as such an expected dividend yield of zero was utilized for purposes of determining fair value of the associated stock options.
A summary of our stock option award activity as of and for the year ended December 31, 2013 is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	1,785	$2.22
Options exercisable at December 31, 2012	1,256	$2.35
Options granted	260	$2.27
Options forfeited	(157)	1.87
Options expired	(308)	5.48
Options exercised	(724)	1.27
Options outstanding at December 31, 2013	856	$1.93	4.7	$1,519
Options exercisable at December 31, 2013	501	$1.75	3.6	$996
As share-based compensation expense under the authoritative guidance for share-based payments is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
At December 31, 2013, total unrecognized compensation cost related to unvested stock options was $0.3 million, which is expected to be recognized over a weighted-average period of 3.1 years.

Upon exercise, we issue new shares of common stock. Cash received from stock option exercises was $0.9 million during the year ended December 31, 2013, $0.3 million during the year ended December 31, 2012 and $0.1 million for the year ended December 31, 2011. We did not recognize any income tax benefits from stock option exercises as we continue to record a valuation allowance on our deferred tax assets, as more fully described in Note 8. The total intrinsic value of stock options exercised was $0.9 million during the year ended December 31, 2013, and less than $0.1 million during the years ended December 31, 2012 and 2011.
Restricted Stock Units
Under guidance for share-based payments, the fair value of our restricted stock awards is based on the grant date fair value of our common stock. All restricted stock units were granted with no purchase price. The weighted-average grant date fair value of the restricted stock units was $1.82 and $2.15 per share during the years ended December 31, 2012 and 2011, respectively. There were no restricted stock units granted during the year ended December 31, 2013.
A summary of our restricted stock unit activity as of and for the year ended December 31, 2013 is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested restricted stock units outstanding at December 31, 2012	115	$1.94
Granted	—	$—
Forfeited	(46)	$1.89
Vested	(69)	$1.98
Non-vested restricted stock units outstanding at December 31, 2013	—	$—
The following table summarizes information about restricted stock units that vested during the years ended December 31, 2013, 2012 and 2011 based on service conditions (in thousands):

	Years Ended December 31,
	2013	2012	2011
Fair value on vesting date of vested restricted stock units	$136	$350	$507
At December 31, 2013, there were no non-vested restricted stock units and therefore no unrecognized compensation cost related to non-vested restricted stock units.
Allocation of Share-Based Compensation Expense
Total share-based compensation expense related to all of our share-based units for the years ended December 31, 2013, 2012 and 2011 was allocated as follows (in thousands):

	Years Ended December 31,
Cost of revenues:	2013	2012	2011
DIS	$6	$7	$13
Diagnostic Imaging	49	82	99
Research and development	9	78	84
Marketing and sales	52	127	110
General and administrative	224	336	494
Share-based compensation expense	$340	$630	$800

NOTE 8.	Income Taxes
Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current provision (benefit):
Federal	$(49)	$(128)	$10
State	4	51	72
Total current provision (benefit)	(45)	(77)	82
Deferred provision:
Federal	—	—	—
State	—	—	—
Total deferred provision	—	—	—
Total income tax provision (benefit)	$(45)	$(77)	$82
Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate are as follows:

	Years Ended December 31,
	2013	2012	2011
Income tax expense (benefit) at statutory federal rate	35.0%	(35.0)%	(35.0)%
State income tax expense (benefit), net of federal benefit	7.2%	(2.9)%	(2.7)%
Permanent differences and other	14.8%	1.4%	0.7%
Research and development credits, current year	(58.1)%	(2.6)%	(2.7)%
Research and development credits, prior year	(39.1)%	—%	—%
Change in effective state tax rates	(25.6)%	2.4%	10.3%
Expiration of net operating loss carryovers	8.2%	36.6%	9.4%
Stock compensation expense	53.7%	—%	(0.9)%
Reserve for uncertain tax positions and other reserves	5.4%	(2.4)%	3.1%
Change in valuation allowance	(22.2)%	1.0%	20.3%
Provision (benefit) for income taxes	(20.7)%	(1.5)%	2.5%
On January 3, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. Accordingly, we recorded the benefit related to the 2012 federal research and development credit of approximately $0.1 million in 2013.
As of December 31, 2013, we had federal and state income tax net operating loss carry forwards of $95.5 million and $30.8 million, respectively. No federal loss carry forwards expired in 2013. Federal loss carry forwards will begin to expire in 2018, unless utilized before then. State loss carry forwards of approximately $0.1 million expired in 2013, and approximately $0.1 million is set to expire in 2014 unless utilized before then. We also have federal and California research and other credit carry forwards of approximately $1.8 million and $2.1 million, as of December 31, 2013, respectively. No federal credits expired in 2013. The remaining federal credits will begin to expire in 2018. The California research credits have no expiration. Pursuant to Internal Revenue Code Sections 382 and 383, use of our net operating loss and credit carry forwards may be limited because of a cumulative change in ownership greater than 50% which may have occurred or which may occur in the future. A valuation allowance has been recognized to offset the deferred tax assets, as realization of such assets has not met the “more likely than not” threshold required under the authoritative guidance of accounting for income taxes.

Our net deferred tax assets consisted of the following (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$34,727	$34,588
Research and development and other credits	1,928	1,836
Reserves	1,273	1,531
Intangibles	2,425	1,908
Other, net	830	1,509
Total deferred tax assets	41,183	41,372
Deferred tax liabilities—depreciation	(300)	(441)
Valuation allowance for deferred tax assets	(40,883)	(40,931)
Net deferred tax assets	$—	$—
The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	December 31,
	2013	2012	2011
Balance at beginning of year	$1,539	$1,621	$1,617
Increases related to prior year tax positions	5	25	30
Increases related to current year tax positions	64	81	42
Expiration of the statute of limitations for the assessment of taxes	(55)	(252)	(48)
Change in valuation allowances	—	64	(20)
Balance at end of year	$1,553	$1,539	$1,621
Included in the unrecognized tax benefits of $1.6 million at December 31, 2013 was $1.3 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.
We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2008; however, our net operating loss carryforward and research credit carryforwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax benefit (expense). There were no accrued interest and penalties as of December 31, 2013 and 2012 and no interest and penalties were recognized during the years ended December 31, 2013, 2012 and 2011.

NOTE 9.	Employee Retirement Plan
We have a 401(k) retirement plan under which employees may contribute up to 100% of their annual salary, within IRS limits. The Company contributions to the retirement plan totaled $0.2 million for each of the years ended December 31, 2013, 2012 and 2011.

NOTE 10.	Restructuring Charges
Diagnostic Imaging restructuring initiative
On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs and focus on maximizing cash flow from our DIS services business (the "Diagnostic Imaging restructuring initiative"). The Diagnostic Imaging restructuring initiative includes a reduction in force. In addition, as part of the Diagnostic Imaging restructuring initiative, we entered into an agreement in September 2013 with a third party to outsource the majority of the manufacturing associated with our cameras. As a result of this Diagnostic Imaging restructuring initiative, we estimate that we will incur in total approximately $1.7 million to $1.8 million in restructuring charges, the vast majority of which were incurred during fiscal year 2013. Included in this estimated range is approximately $1.6 million of employee related costs, while the remaining costs include contract termination costs and other related costs. Substantially all of the restructuring efforts associated with this initiative have been completed as of December 31, 2013. Through December 31, 2013, we have expensed approximately $1.7 million of charges associated with the Diagnostic Imaging restructuring initiative, including approximately $1.5 million of employee related costs.

Restructuring liabilities and associated charges are measured at fair value as incurred. Restructuring charges do not include charges associated with excess inventory, any excess capacity, or personnel wages and benefits before personnel leave the Company.
The following table includes information regarding our current Diagnostic Imaging restructuring initiative:

(in thousands)	Accrued at December 31, 2012	Accrued Costs	Cash Payments and Other Reductions	Accrued at December 31, 2013
Total Diagnostic Imaging restructuring initiative	$—	$1,728	$1,239	$489

All accrued Diagnostic Imaging restructuring charges at December 31, 2013 are included in the accrued compensation line item in the audited consolidated balance sheets. All the Diagnostic Imaging restructuring charges for the year ended December 31, 2013 are included in the Diagnostic Imaging segment.
Facilities restructuring initiative
On January 27, 2014, we announced a plan to exit our 47,000 square foot former headquarters facility in Poway, California (the "Facilities restructuring initiative"). This action was undertaken as the facility has excess space and capacity given our current operating plan. We entered into a termination agreement to end the lease on the facility as of April 30, 2014. The original term of the lease would have continued through February 29, 2016. Concurrently with the termination of the lease for the 47,000 square foot Poway, California facility, we entered into a new lease agreement on January 23, 2014 for a separate 21,300 square foot facility in Poway, California to house our Diagnostic Imaging operations.
As a result of the facilities restructuring initiative, we estimate that we will incur in total approximately $0.6 million to $0.8 million in restructuring charges, which we anticipate to be incurred in the first half of fiscal year 2014. The estimated charges are comprised of lease termination, moving and other related costs. No charges were incurred as of December 31, 2013 related to this initiative.

NOTE 11.	Surgical Imaging Asset Sale and License Agreement
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
The amount of allocable arrangement consideration is limited to the amount that is not contingent upon meeting other specified performance conditions (the non-contingent amount); therefore, the amount allocated to the deliverables was limited to the upfront cash received of $2.0 million. Since performance and delivery occurred on both deliverables during the year ended December 31, 2013, a gain of $1.6 million representing the $2.0 million of upfront consideration less legal, consulting and other transaction fees as well as the cost basis of the inventory was recorded during the year ended December 31, 2013.
We expect to recognize the regulatory and commercial milestone payments as a gain if and when the milestones are achieved. We expect to recognize the sales royalty payments as a gain if and when the royalties are earned.

NOTE 12.	Stock Repurchase Program
On February 27, 2013, our board of directors modified our stock buyback program originally adopted in February 2009 to increase repurchases to an aggregate of $7.0 million, and subsequently, on March 13, 2013, increased the stock buyback program again for repurchases of up to an aggregate of $12.0 million. During the years ended December 31, 2013, 2012 and 2011, we repurchased 1,514,843, 490,816 and 9,607 shares of our common stock, respectively, under the stock buyback program. As of December 31, 2013, an aggregate of $6.3 million remains authorized for stock buyback under the program.

NOTE 13.	Preferred Stock Rights
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
No rights were exercisable at December 31, 2013. There is no impact to the Company's financial results as a result of the adoption of the rights plan for the year ended December 31, 2013.

NOTE 14.	Segments
Our reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the operating income (loss) contributed by each segment. Summarized annual data for segments are as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Gross profit by segment:
DIS	$9,343	$8,771	$8,122
Diagnostic Imaging	4,773	4,321	6,636
Consolidated gross profit	$14,116	$13,092	$14,758

Income (loss) from operations by segment:
DIS	$30	$(48)	$(535)
Diagnostic Imaging (1)	141	(5,050)	(2,975)
Consolidated income (loss) from operations	$171	$(5,098)	$(3,510)

Depreciation and amortization of tangible and intangible assets by segment:
DIS	$1,436	$1,814	$2,765
Diagnostic Imaging	477	317	331
Consolidated depreciation and amortization	$1,913	$2,131	$3,096

	As of December 31,
	2013	2012
Identifiable assets by segment:
DIS	$11,874	$9,105
Diagnostic Imaging	29,577	35,804
Consolidated assets	$41,451	$44,909

(1) Included in the Diagnostic Imaging income (loss) from operations for the year ended December 31, 2013, are approximately $1.7 million of charges associated with our Diagnostic Imaging restructuring initiative (See Note 10), as well as a gain of approximately $1.6 million associated with the sale of assets and licensing agreement from an uncommercialized surgical imaging system previously in development (See Note 11).

NOTE 15.	Quarterly Financial Information (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2013 and 2012 are as follows (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2013
Revenues	$11,546	$12,890	$12,413	$12,527
Gross profit	$2,817	$3,793	$3,818	$3,688
Income (loss) from operations (1)	$(2,409)	$(632)	$2,432	$780
Net income (loss)	$(2,419)	$(616)	$2,512	$787
Net income (loss) per common share—basic (2)	$(0.13)	$(0.03)	$0.14	$0.04
Net income (loss) per common share—diluted (2)	$(0.13)	$(0.03)	$0.14	$0.04

Fiscal 2012
Revenues	$12,969	$12,710	$11,817	$13,017
Gross profit	$3,672	$3,681	$3,129	$2,610
Loss from operations	$(1,282)	$(906)	$(1,067)	$(1,843)
Net loss	$(1,268)	$(891)	$(906)	$(1,859)
Net loss per common share—basic and diluted (2)	$(0.07)	$(0.05)	$(0.05)	$(0.10)

(1)
Included in the income (loss) from operations for the first, second, third, and fourth quarter of 2013, are approximately $1.0 million, $0.6 million, $0.1 million, and less than $0.1 million of charges, respectively, associated with our Diagnostic Imaging restructuring initiative (See Note 10), as well as a gain of approximately $1.6 million in the third quarter of 2013 associated with the sale of assets and licensing agreement from an uncommercialized surgical imaging system previously in development (See Note 11).

(2)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

NOTE 16.	Subsequent Events
Telerhythmics Acquisition
On March 13, 2014, we entered into a membership interest purchase agreement (the “Purchase Agreement”) to acquire 100% of the membership interest of Telerhythmics, LLC ("Telerhythmics"), a provider of 24 hour cardiac monitoring services.
Under the terms of the Purchase Agreement, we paid to the sellers of the membership interest (the "Sellers") an aggregate of approximately $3.47 million in cash up front and assumed approximately $131,000 in debt. In addition, there is an earn-out opportunity of up to $501,000 over approximately three years based on the Telerhythmics business meeting certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) milestones. The Sellers will receive fifty percent of the EBITDA generated by the Telerhythmics business in excess of the EBITDA milestone amounts, which are $415,000 for the period from the closing date through December 31, 2014, $825,000 for the period from January 1, 2015 through December 31, 2015, and $825,000 for the period from January 1, 2016 through December 31, 2016. The Purchase Agreement is also subject to a post-closing purchase price adjustment based on the final working capital balance, as defined in the Purchase Agreement.
We expect to account for the transaction as a business combination and are in the process of determining the allocation of the purchase price to acquired assets and assumed liabilities, as well as preparing pro forma financial information.
Facilities Restructuring
On January 22, 2014, we entered into a termination agreement to end the lease on the 47,000 square foot former headquarter facility in Poway, California as of April 30, 2014. The original term of the lease would have continued through February 29, 2016. Under the termination agreement, we will pay a termination fee of $473,050. Concurrently with the termination of the lease for the 47,000 square foot Poway, California facility we entered into a new lease agreement on January 23, 2014 for a separate 21,300 square foot facility in Poway, California to house our Diagnostic Imaging operations. The new lease agreement is for the term from March 1, 2014 through February 28, 2021.
Dividend
On February 3, 2014, the Company announced a dividend of $0.05 payable to shareholders of record as of February 14, 2014. The dividend was paid on February 24, 2014.

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
We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only a management’s report in this report.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item regarding directors and corporate governance is incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2014, or the “2014 Proxy Statement,” under the headings “Election of Directors,” “Board of Directors and Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.” We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer and principal financial officer. Our Code of Business Conduct and Ethics is posted on our website, www.digirad.com.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the information set forth under the captions “Compensation of Non-Employee Directors” and “Executive Compensation,” in our 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference from the information set forth under the captions “Executive Compensation—Equity Compensation Plan Information” and “Security Ownership,” in our 2014 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the information set forth under the captions “Corporate Governance and Board of Directors—Director Independence” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance,” in our 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the information set forth under the caption “Proposal Number II—Ratification of Selection of Independent Registered Public Accounting Firm,” in our 2014 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules
Documents filed as part of this report:

1.	Financial Statements:
The financial statements of Digirad Corporation listed below are set forth in Item 8 of this report for the year ended December 31, 2013:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011
Consolidated Balance Sheets at December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(b) Exhibits
EXHIBIT INDEX

Exhibit Number	Description
2.1
Asset Purchase Agreement, by and between Digirad Corporation, Digirad Imaging Solutions, Inc., Digirad Ultrascan Solutions, Inc. and Ultrascan, Inc. dated May 1, 2007 (Incorporated by reference to the exhibits to the Company’s quarterly report on Form 10-Q filed with the Commission on May 7, 2007)

2.2
Asset Purchase Agreement, dated February 2, 2009, by and among the Company, Digirad Imaging Solutions, Inc. and MD Office Solutions (Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the Commission on February 6, 2009)

2.3
Asset Purchase Agreement, dated as of March 2, 2009, by and among Digirad Imaging Solutions, Inc. Daniel D. Rice, Denise Nelson, Greg Nelson and Antigua Medical Services, LLC (Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the Commission on March 4, 2009)

2.4
Membership Interest Purchase Agreement, dated March 13, 2014 by and among Digirad Imaging Solutions, Inc. and the Sellers party thereto (Incorporated by reference to the exhibits to the Company’s report on Form 8-K filed with the Commission on March 14, 2014)

3.1
Amended and Restated Certificate of Incorporation of Digirad Corporation (Incorporated by reference to the exhibits to the Company’s report on Form 8-K originally filed with the Commission on May 3, 2006, as amended thereafter)

3.2	Amended and Restated Bylaws of Digirad Corporation (Incorporated by reference to the exhibits to the Company's report on Form 8-K originally filed with the Commission on May 9, 2007)

3.3
Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock (Incorporated by reference to the exhibits to the Company's report on Form 8-K originally filed with the Commission on May 24, 2013)

4.1
Form of Specimen Stock Certificate (Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Commission on March 19, 2004, as amended thereafter)

Exhibit Number	Description
4.2
Preferred Stock Rights Agreement, by and between Digirad Corporation and American Stock Transfer and Trust Company, dated November 22, 2005 (Incorporated by reference to the exhibits to the Registration Statement on the Company's report on Form 8-A originally filed with the Commission on November 29, 2005)

4.3
Tax Benefit Preservation Plan by and between Digirad Corporation and American Stock Transfer & Trust Company, dated as of May 23, 2013 (Incorporated by reference to the exhibits to the Company's report on Form 8-K originally filed with the Commission on May 24, 2013)

10.1†
License Agreement, by and between Digirad Corporation and the Regents of the University of California dated May 19, 1999, as amended (Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Commission on March 19, 2004, as amended thereafter)

10.2†
Amendment to License Agreement by and between Digirad Corporation and the Regents of the University of California, dated July 28, 2004, as amended (Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Commission on March 19, 2004, as amended thereafter)

10.3†
License Agreement, by and between Digirad Corporation and Cedars-Sinai Health System, dated May 22, 2001, as amended (Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Commission on March 19, 2004, as amended thereafter)

10.4†
License Agreement, by and between Digirad Corporation and Cedars-Sinai Health System, dated April 1, 2003, as amended (Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Commission on March 19, 2004, as amended thereafter)

10.5#
Digirad Corporation 2004 Stock Incentive Plan, as Amended and Restated on August 2, 2007 (Incorporated by reference to the exhibits to the Company’s quarterly report on Form 10-Q as filed with the Commission on August 7, 2007)

10.6#
Form of Notice of Stock Option Award and Stock Option Award Agreement for 2004 Stock Incentive Plan (Incorporated by reference to the exhibits to the Company’s annual report on Form 10-K filed with the Commission on March 3, 2005)

10.7#
2004 Non-Employee Director Option Program (Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Commission on March 19, 2004, as amended thereafter)

10.8#
Form of Notice of Stock Option Award and Stock Option Award Agreement for 2004 Non-Employee Director Option Program (Incorporated by reference to the exhibits to the Company’s annual report currently filed on Form 10-K with the Commission on March 3, 2005)

10.9#
Form of Indemnification Agreement (Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Commission on March 19, 2004, as amended thereafter)

10.10#
Executive Employment Agreement, by and between Digirad Corporation and Todd Clyde, dated October 30, 2008 (Incorporated by reference to the exhibits to the Company’s annual report on Form 10-K filed with the Commission on February 13, 2009)

10.11#
Amendment to Employment Agreement, dated December 31, 2010, by and between the Company and Todd P. Clyde (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on January 3, 2011)

10.12#
Second amendment to Employment Agreement, dated March 8, 2013, by and between the Company and Todd P. Clyde (Incorporated by reference to the exhibit to the Company's report on Form 8-K filed with the Commission on March 13, 2013)

10.13#
Executive Employment Agreement, by and between Digirad Corporation and Jeffry R. Keyes, dated March 4, 2013 (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on March 5, 2013)

10.14#
Employment Agreement, dated as of May 1, 2007, as amended on August 7, 2010, by and between the Company and Matthew G. Molchan (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on March 5, 2013)

Exhibit Number	Description

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

10.20#
Offer Letter, dated December 13, 2011, by and between the Company and Sara L. Hanssen (Incorporated by reference to the exhibits to the Company’s annual report currently filed on Form 10-K with the Commission on March 13, 2013)

10.21#
Offer Letter, dated August 21, 2012, by and between the Company and Jeffry R. Keyes (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on September 6, 2012)

10.22#	Letter Agreement (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on July 3, 2012)

10.23†
Consulting Agreement by and between Digirad Corporation and Todd P. Clyde, dated as of July 1, 2013 (Incorporated by reference to the exhibits to the Company’s report on Form 8-K originally filed with the Commission on July 1, 2013)

10.24
Asset Purchase Agreement by and between Digirad Corporation and Novadaq Technologies Inc., dated July 31, 2013 (Incorporated by reference to Form 8-K filed with the Commission on August 1, 2013, and to the exhibits to the amended Form 8-K/A filed with the Commission on September 18, 2013)

10.25
Termination Agreement, dated as of January 15, 2014, by and between Digirad Corporation and B. Young Properties, LLC (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on January 27, 2014)

10.26	Tax Benefit Preservation Plan Amendment, dated November 11, 2013, by and between the Company and American Stock Transfer & Trust Company, LLC

21.1	Subsidiaries of Digirad Corporation

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page of this Form 10-K)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.LAB	XBRL Taxonomy Extension Labels Linkbase***
101.PRE	XBRL Taxonomy Presentation Linkbase***

Exhibit Number	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase***

†	Digirad Corporation has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Commission.

#	Indicates management contract or compensatory plan.

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

DIGIRAD CORPORATION

Dated: March 20, 2014	By:	/S/ MATTHEW G. MOLCHAN
	Name:	Matthew G. Molchan
	Title:	President and Chief Executive Officer (Principal Executive Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew G. Molchan and Jeffry R. Keyes, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ MATTHEW G. MOLCHAN	President and Chief Executive Officer	March 20, 2014
Matthew G. Molchan	(Principal Executive Officer)
/S/ JEFFRY R. KEYES	Chief Financial Officer	March 20, 2014
Jeffry R. Keyes	(Principal Financial Officer)
/S/ JEFFREY E. EBERWEIN	Director	March 20, 2014
Jeffrey E. Eberwein	(Chairman of the Board of Directors)
/S/ JOHN M. CLIMACO	Director	March 20, 2014
John M. Climaco
/S/ CHARLES M. GILLMAN	Director	March 20, 2014
Charles M. Gillman
/S/ JAMES B. HAWKINS	Director	March 20, 2014
James B. Hawkins
/S/ JOHN W. SAYWARD	Director	March 20, 2014
John W. Sayward