Form 10-Q
period 2014-03-31
DIGIRAD CORP
filed 2014-05-02
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
FORM 10-Q
 __________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒
As of April 21, 2014 the registrant had 18,504,279 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION
TABLE OF CONTENTS

IMPORTANT INFORMATION REGARDING FOWARD-LOOKING STATEMENTS	3
PART I. FINANCIAL INFORMATION	4
Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
Item 4. Controls and Procedures	18
PART II. OTHER INFORMATION	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
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
EXHIBIT 101.LAB XBRL Taxonomy Extension Label Linkbase Document
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Linkbase Document

Important Information Regarding Forward-Looking Statements
Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations and projections regarding our business strategies, market potential, future financial performance, industry and other matters. This includes, in particular, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q as well as other portions of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on March 20, 2014. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2014	2013
Revenues:
Diagnostic Services	$9,555	$8,939
Diagnostic Imaging	3,442	2,607
Total revenues	12,997	11,546

Cost of revenues:
Diagnostic Services	7,534	6,825
Diagnostic Imaging	2,021	1,904
Total cost of revenues	9,555	8,729

Gross profit	3,442	2,817

Operating expenses:
Research and development	—	818
Marketing and sales	1,095	1,236
General and administrative	1,995	2,102
Amortization of intangible assets	66	66
Restructuring charges	441	1,004
Total operating expenses	3,597	5,226

Loss from operations	(155)	(2,409)

Other income (expense):
Interest and other income, net	17	22
Interest expense	(8)	—
Total other income	9	22

Loss before income taxes	(146)	(2,387)
Income tax expense	(2)	(32)
Net loss	$(148)	$(2,419)

Net loss per share:
Basic and diluted	$(0.01)	$(0.13)
Shares used in per share computations:
Weighted average shares outstanding – basic and diluted	18,518	19,322
Dividends declared per common share	$0.05	$—

Net loss	$(148)	$(2,419)
Other comprehensive loss:
Unrealized loss on marketable securities	(18)	(40)
Total other comprehensive loss	(18)	(40)
Comprehensive loss	$(166)	$(2,459)
See accompanying notes to unaudited condensed consolidated financial statements

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$9,549	$18,744
Securities available-for-sale	9,871	7,673
Accounts receivable, net	7,308	5,430
Inventories, net	3,755	3,881
Other current assets	697	697
Restricted cash	477	244
Total current assets	31,657	36,669

Property and equipment, net	4,514	4,153
Intangible assets, net	2,867	353
Goodwill	1,459	184
Other assets	62	92
Total assets	$40,559	$41,451

Liabilities and stockholders’ equity
Accounts payable	$1,293	$611
Accrued compensation	2,622	3,472
Accrued warranty	148	137
Deferred revenue	1,381	1,631
Other accrued liabilities	2,103	1,774
Total current liabilities	7,547	7,625
Other liabilities	667	440
Total liabilities	8,214	8,065

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 18,504,279 shares issued and outstanding (net of treasury shares) at March 31, 2014 and December 31, 2013	2	2
Treasury stock, at cost; 2,588,484 shares at March 31, 2014 and December 31, 2013	(5,728)	(5,728)
Additional paid-in capital	156,093	156,968
Accumulated other comprehensive loss	(20)	(2)
Accumulated deficit	(118,002)	(117,854)
Total stockholders’ equity	32,345	33,386
Total liabilities and stockholders’ equity	$40,559	$41,451
See accompanying notes to unaudited condensed consolidated financial statements

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013
Operating activities
Net loss	$(148)	$(2,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	387	427
Amortization of intangible assets	66	66
Provision for bad debt	21	11
Stock-based compensation	50	121
Gain on sale of assets	5	—
Amortization of premiums on investments	51	46
Changes in operating assets and liabilities:
Accounts receivable	(1,699)	500
Inventories	293	130
Other assets	70	(89)
Accounts payable	449	352
Accrued compensation	(1,019)	252
Deferred revenue	(250)	(369)
Other liabilities	168	(197)
Restricted cash	(233)	—
Net cash used in operating activities	(1,789)	(1,169)

Investing activities
Purchases of property and equipment	(571)	(189)
Purchases of securities available-for-sale	(2,617)	(4,679)
Sales and maturities of securities available-for-sale	350	2,050
Net cash paid for acquisition	(3,470)	—
Net cash used in investing activities	(6,308)	(2,818)

Financing activities
Issuances of common stock	—	29
Repurchases of common stock	—	(20)
Dividend paid	(925)	—
Repayment of long-term debt	(131)	—
Repayment of obligations under capital leases	(42)	—
Net cash provided by (used in) financing activities	(1,098)	9
Net decrease in cash and cash equivalents	(9,195)	(3,978)
Cash and cash equivalents at beginning of period	18,744	19,514
Cash and cash equivalents at end of period	$9,549	$15,536
See accompanying notes to unaudited condensed consolidated financial statements

DIGIRAD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. The Company
Digirad Corporation (“Digirad”), a Delaware corporation, is one of the largest national providers of in-office nuclear cardiology imaging and ultrasound imaging services, and also provides cardiac event monitoring services. These services are provided to physician practices, hospitals and imaging centers through our Diagnostic Services reportable segment. Digirad also sells medical diagnostic imaging systems, including solid-state gamma cameras, for nuclear cardiology and general nuclear medicine applications, as well as provides service on the products sold, through our Diagnostic Imaging reportable segment. These two reportable segments, Diagnostic Services and Diagnostic Imaging, are collectively referred to herein as the “Company.”
The accompanying condensed consolidated financial statements include the operations of both segments. Intercompany accounts and transactions are accounted for at cost and have been eliminated in consolidation. All our long-lived assets are located in the United States and substantially all of our revenues arise from sales activity in the United States.
Basis of Presentation
The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The unaudited condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited consolidated financial statements for our fiscal year ended December 31, 2013, filed with the SEC on Form 10-K on March 20, 2014 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations, cash flows and balance sheets for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. In addition certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.
Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from management’s estimates.
The financial results for the three months ended March 31, 2014 include the financial results of Telerhythmics, LLC for the period since the acquisition date of March 13, 2014. See Note 3 for more information related to the acquisition of Telerhythmics, LLC.
Note 2. Basic and Diluted Net Loss Per Share
For the three months ended March 31, 2014 and 2013, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares and vested restricted stock units outstanding during the period. Diluted net loss per common share is calculated to give effect of all dilutive securities, if applicable, using the treasury stock method.
The following table sets forth the reconciliation of shares used to compute basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
(shares in thousands)	2014	2013
Weighted average shares outstanding - basic	18,518	19,322
Dilutive potential common stock outstanding:
Stock options	—	—
Restricted stock units	—	—
Weighted average shares outstanding - diluted	18,518	19,322
The following weighted average outstanding common stock equivalents were not included in the calculation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended March 31,
(shares in thousands)	2014	2013
Stock options	373	303
Restricted stock units	—	16
Total	373	319

Note 3. Acquisition of Telerhythmics, LLC
On March 13, 2014, we entered into a membership interest purchase agreement (the “Purchase Agreement”) to acquire 100% of the membership interest of Telerhythmics, LLC ("Telerhythmics"), a provider of 24 hour cardiac monitoring services. Telerhythmics and Digirad each have a very similar customer base, yet with only minor overlaps in current customers. We believe this similar customer base will allow us to leverage each company’s strengths to grow sales and also diversify Digirad service offerings.
Under the terms of the Purchase Agreement, we paid to the sellers of the membership interest (the "Sellers") aggregate estimated up front consideration of $3.52 million and assumed approximately $131,000 in debt. In addition, there is an aggregate earn-out opportunity of up to $501,000 from the period March 14, 2014 through December 31, 2016 based on the Telerhythmics business meeting certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) milestones. The Sellers will receive fifty percent (50%) of the EBITDA generated by the Telerhythmics business in excess of the EBITDA milestone amounts, which are as follows:

•	$415,000 of EBITDA for the period from the closing date through December 31, 2014,

•	$825,000 of EBITDA for the period from January 1, 2015 through December 31, 2015; and

•	$825,000 of EBITDA for the period from January 1, 2016 through December 31, 2016.
At March 31, 2014, we have estimated the fair value of the contingent earn-out opportunity to be $220,000. The earn-out opportunity is estimated based on expected performance of the business over the period from the acquisition date through December 31, 2016, utilizing an income approach. It is reasonably possible that our estimate of the earn-out potential could change in the near term. Any adjustment in the estimated earn-out opportunity until settled will be recorded as a gain or loss to current operations in the period the estimate changes.
The Purchase Agreement is also subject to a post-closing purchase price adjustment based on the final working capital balance, as defined in the Purchase Agreement.
The following table summarizes the purchase price allocation recognized as of the close date of March 13, 2014:

March 13, 2014
Assets
Current assets:
Accounts receivable, net	$200
Other current assets	41
Total current assets	241

Property and equipment, net	290
Intangible assets, net	2,580
Goodwill	1,275
Total assets	$4,386

Accounts payable	$36
Accrued compensation	169
Other accrued liabilities	356
Current portion of long-term debt	131
Total current liabilities	692
Other liabilities	174
Total liabilities	$866
The long-term debt was subsequently paid in full on March 28, 2014.
The goodwill recognized as part of the transaction primarily represents synergies between Digirad and Telerhythmics that were not separately identified as part of the acquisition valuation process. Telerhythmics activities are considered their own operating segment, which is aggregated into our Diagnostic Services reportable segment (formerly Digirad Imaging Solutions). The resulting goodwill from the acquisition is expected to be deductible for Federal and state tax reporting purposes.
As of March 31, 2014, the final working capital adjustment has not been completed, and therefore the accounting for the acquisition is incomplete. We have estimated the working capital adjustment at March 13, 2014 at approximately $49,000 due to the Sellers, which is included in the estimated consideration above. It is reasonably possible this estimated working capital adjustment could change based on the final agreed upon amount pursuant to the Purchase Agreement. Any adjustment to this amount will affect the purchase consideration, and therefore the allocation of the purchase price, with the majority of any such adjustment likely affecting the recorded goodwill amount. We anticipate closing the measurement period by June 30, 2014.
The below tables display estimated proforma results had the business acquisition been completed as of January 1, 2013. In deriving the proforma results, we utilized the historical operating results of Telerhythmics and adjusted for the impact of the purchase accounting and transaction costs as if the acquisition occurred on January 1, 2013.

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Digirad	Telerhythmics	Proforma	Digirad	Telerhythmics	Proforma
Revenues	$12,742	$1,410	$14,152	$11,546	$1,413	$12,959
Net income (loss)	$19	$7	$26	$(2,419)	$(115)	$(2,534)
Included within our consolidated operating results for the period ending March 31, 2014 are Telerhythmics operations for the period March 14, 2014 through March 31, 2014 as follows:

March 14, 2014 - March 31, 2014
Revenues	$255
Net loss	$(167)
Included within the results for Telerhythmics is approximately $155,000 of transaction costs related to the acquisition. These costs are classified as general and administrative expenses in the consolidated statements of comprehensive loss.
Note 4. Inventories
Our inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) and we review inventory balances for excess and obsolete inventory levels on a quarterly basis.

(in thousands)	March 31, 2014	December 31, 2013
Raw materials	$2,407	$2,619
Work-in-process	3,048	3,189
Finished goods	669	616
	6,124	6,424
Less reserve for excess and obsolete inventories	(2,369)	(2,543)
Inventories, net	$3,755	$3,881

Note 5. Property and Equipment

(in thousands)	March 31, 2014	December 31, 2013
Machinery and equipment	$23,216	$22,596
Computer hardware and software	2,520	2,497
Leasehold improvements	900	861
	26,636	25,954
Accumulated depreciation	(22,122)	(21,801)
Property and equipment, net	$4,514	$4,153

Note 6. Intangibles and Goodwill

	March 31, 2014
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net (1)
Intangible assets with infinite useful lives:
Goodwill (2)	Indefinite	$1,459	$—	$1,459

Intangible assets with finite useful lives:
Customer relationships (2)	8.3	$4,850	$(2,682)	$2,168
Trademarks (2)	9.0	600	(3)	597
Patents	4.8	141	(108)	33
Covenants not to compete (2)	5.0	70	(1)	69
Total intangible assets, net		$5,661	$(2,794)	$2,867

	December 31, 2013
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with infinite useful lives:
Goodwill	Indefinite	$184	$—	$184

Intangible assets with finite useful lives:
Customer relationships	3.5	$2,940	$(2,622)	$318
Patents	4.9	141	(106)	35
Total intangible assets, net		$3,081	$(2,728)	$353

(1)
Amortization expense for intangible assets, net was $0.1 million for the three months ended March 31, 2014 and 2013. Estimated amortization expense for intangible assets for the remainder of 2014 is $0.3 million, for 2015 is $0.4 million, for 2016 is $0.4 million, for 2017 is $0.4 million, for 2018 is $0.3 million, for 2019 and thereafter is $1.2 million.

(2)	As a result of our acquisition of Telerhythmics, LLC on March 13, 2014, we recored certain intangible assets. See Note 3.
Note 7. Restructuring Charges
Diagnostic Imaging restructuring initiative
On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs and focus on maximizing cash flow from our Diagnostic Services business (the "Diagnostic Imaging restructuring initiative"). The Diagnostic Imaging restructuring initiative included a reduction in force. In addition, as part of the Diagnostic Imaging restructuring initiative, we entered into an agreement in September 2013 with a third party to outsource the majority of the manufacturing associated with our cameras. As a result of the Diagnostic Imaging restructuring initiative, we incurred a total of $1.8 million in restructuring charges, the majority of which were incurred during fiscal year 2013. Included in the total Diagnostic Imaging restructuring initiative charges are $1.6 million of employee related costs, with the remaining costs consisting of contract termination costs and other related costs. All restructuring efforts associated with this initiative were substantially complete as of March 31, 2014.
The following table includes information regarding our Diagnostic Imaging restructuring initiative:

(in thousands)	Accrued at December 31, 2013	Accrued Costs	Cash Payments and Other Reductions	Accrued at March 31, 2014
Total Diagnostic Imaging restructuring initiative	$489	$27	$396	$120

All accrued Diagnostic Imaging restructuring charges at March 31, 2014 are included in the accrued compensation line item in the unaudited condensed consolidated balance sheets. All the Diagnostic Imaging restructuring charges are included in the Diagnostic Imaging segment.
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
As a result of the Facilities restructuring initiative, we estimate that we will incur in total approximately $0.5 million to $0.7 million in restructuring charges, which we anticipate to be incurred in the first three quarters of fiscal year 2014. The estimated charges are comprised of lease termination, moving and other related costs. Through March 31, 2014, we have incurred approximately $0.4 million of charges associated with the Facilities restructuring initiative, consisting primarily of lease termination costs. Restructuring liabilities and associated charges are measured at fair value as incurred.
The following table includes information regarding our Facilities restructuring initiative:

(in thousands)	Accrued at December 31, 2013	Accrued Costs	Cash Payments and Other Reductions	Accrued at March 31, 2014
Total Facilities restructuring initiative	$—	$414	$256	$158

All accrued Facilities restructuring charges at March 31, 2014 are included in the other accrued liabilities line item in the unaudited condensed consolidated balance sheets. All the Facilities restructuring charges for the period ended March 31, 2014 are included in the Diagnostic Imaging segment.
Note 8. Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at March 31, 2014 and December 31, 2013.

	Fair Value as of March 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$9,871	$—	$9,871
Liabilities:
Acquisition related contingent consideration	$—	$—	$220	$220

	Fair Value as of December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$7,673	$—	$7,673

The fair value of our corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. We did not reclassify any investments between levels in the fair value hierarchy during the three months ended March 31, 2014.
The acquisition related contingent consideration is related to our acquisition of Telerhythmics on March 13, 2014 (See Note 3).  We will reassess the fair value of the contingent consideration to be settled in cash related to our acquisition of Telerhythmics on a quarterly basis using the income approach, which is a Level 3 measurement. Significant assumptions used in the measurement include probabilities of achieving the EBITDA milestones.
Securities Available for Sale
Securities available-for-sale primarily consist of investment grade corporate debt securities. We classify all securities as available-for-sale and as current assets, as the sale of such securities may be required prior to maturity to execute management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. It is not more likely than not that we will be required to sell investments before recovery of their amortized costs. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and included in interest income. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in other income (expense) within the condensed consolidated statements of comprehensive income (loss). The realized gains and losses on these sales were minimal for the three months ended March 31, 2014 and 2013.
The following table sets forth the composition of securities available-for-sale as of March 31, 2014 and December 31, 2013.

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of March 31, 2014 (in thousands)			Gains	Losses
Corporate debt securities	3 or less	$9,891	$6	$(26)	$9,871

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of December 31, 2013 (in thousands)			Gains	Losses
Corporate debt securities	3 or less	$7,675	$—	$(2)	$7,673
Note 9. Commitments and Contingencies
Leases
We currently lease facilities and certain automotive equipment under non-cancelable operating leases expiring from April 1, 2014 through February 28, 2021. Rent expense is recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured as determined at lease inception. The difference between rent expense and rent paid is recorded as deferred rent and is included in other liabilities. Rent expense was approximately $0.4 million for the three months ended March 31, 2014 and 2013.
As of March 31, 2014, we financed certain information technology and medical equipment and vehicles under capital leases. These obligations are secured by the specific equipment financed under each lease and will be repaid monthly over the remaining lease terms through March 31, 2018.
The future minimum lease payments due under both non-cancelable operating leases and capital leases having initial or remaining lease terms in excess of one year as of March 31, 2014 are as follows (in thousands):

	Operating Leases	Capital Leases
2014	$662	$161
2015	883	214
2016	522	140
2017	258	24
2018	215	3
2019	221	—
Thereafter	266	—
Total minimum lease payments	$3,027	$542
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
Note 10. Income Taxes
As of December 31, 2013, we had unrecognized tax benefits of approximately $1.6 million. Included in the unrecognized tax benefits were $1.3 million of tax benefits that, if recognized, would have a favorable impact on our annual effective tax rate, subject to the valuation allowance. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.
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
Note 11. Segments
Our reportable segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the operating income (loss) contributed by each segment.
On March 13, 2014, we acquired all the outstanding membership interest of Telerhythmics, LLC (See Note 3). As part of the acquisition, we evaluated Telerhythmics' business operations, both on a quantitative and qualitative basis, and determined its business operations appropriately met the criteria to be aggregated with our Diagnostic Services business in accordance with the authoritative accounting guidance for segment reporting. The Diagnostic Services reportable segment was renamed in conjunction with the acquisition from Digirad Imaging Solutions.
The financial results below for the three months ended March 31, 2014 include the financial results of Telerhythmics, LLC for the period since the acquisition date of March 13, 2014.

	Three Months Ended March 31,
(in thousands)	2014	2013
Gross profit by segment:
Diagnostic Services	$2,021	$2,114
Diagnostic Imaging	1,421	703
Condensed consolidated gross profit	$3,442	$2,817

Income (loss) from operations by segment:
Diagnostic Services	$(333)	$(144)
Diagnostic Imaging (1)	178	(2,265)
Condensed consolidated loss from operations	$(155)	$(2,409)

Depreciation and amortization:
Diagnostic Services	$375	$392
Diagnostic Imaging	78	101
Condensed consolidated depreciation and amortization	$453	$493

(in thousands)	As of March 31, 2014	As of December 31, 2013
Identifiable assets by segment:
Diagnostic Services	$15,172	$11,874
Diagnostic Imaging	25,387	29,577
Condensed Consolidated assets	$40,559	$41,451
(1) Included in the Diagnostic Imaging income (loss) from operations for the three months ended March 31, 2014 and 2013, are approximately $0.4 million and $1.0 million of charges, respectively, associated with our Diagnostic Imaging restructuring initiative (See Note 7).
Note 12. Subsequent Events
On May 1, 2014, the Company’s Board of Directors declared a cash dividend of $0.05 per share payable on May 27, 2014 to shareholders of record on May 13, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations (“MD&A”), contains forward-looking statements that involve risks and uncertainties. Please see “Important Information Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes thereto for the fiscal year ended December 31, 2013, which were included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 20, 2014.
The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.
Overview
We are one of the largest national providers of in-office nuclear cardiology imaging and ultrasound imaging services, and also provide cardiac event monitoring services. These services are provided to physician practices, hospitals and imaging centers through our Diagnostic Services reportable segment. We also sell medical diagnostic imaging systems including solid-state gamma cameras for nuclear cardiology and general nuclear medicine applications, as well as provide service on the products we sell through our Diagnostic Imaging reportable segment. We designed and commercialized the first solid-state nuclear gamma camera for the detection of cardiovascular disease and other medical conditions. Our nuclear cameras fit easily into floor spaces as small as seven feet by eight feet and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting or within multiple departments of a hospital, (e.g., emergency and operating rooms).
Through Diagnostic Services, we offer a comprehensive diagnostic services program as an alternative to purchasing a gamma camera or ultrasound equipment for physicians who wish to perform nuclear imaging, echocardiography, vascular ultrasound, or any combination of these procedures in their offices by utilizing our imaging systems, certified personnel and other support required to perform imaging in the physician’s office. We also provide cardiac event monitoring services on an outsourced basis to these same customers as a solution to diagnose and monitor the cardiac condition of patients. Our cardiac event monitoring services provide our customers with flexibility and a high level of customer service, while saving them the capital investment of owning the underlying equipment and the logistics costs of delivering that service. Our Diagnostic Services are primarily provided to cardiologists, internal medicine physicians, family practice doctors and hospitals. Our nuclear and ultrasound imaging customers enter into contracts for our services delivered on a per-day basis. Our typical contract provides service coverage ranging from once per month to five times per week. For our cardiac event monitoring services, we enter into agreements with insurance providers for agreed upon rates for our services, but our services are provided directly to patients or the underlying physician as part of their care for the patient. The flexibility of our products and services allows physicians more control over the diagnosis and treatment of their patients in their offices and to retain revenue from procedures they would otherwise refer elsewhere.
We experience some seasonality in our Diagnostic Services business related to vacations, holidays and inclement weather. We may experience significant market changes due to fluctuations in reimbursements to our physician customers and the uncertainty with healthcare legislation. These market changes may require further adjustments to our business model in order for our physician customers and us to maintain a viable economic model.
Our Diagnostic Imaging segment revenue results primarily from selling solid-state gamma cameras and camera maintenance contracts. We sell our imaging systems to physician offices and hospitals primarily in the United States.
For many years since our Initial Public Offering in 2004, we have focused significant efforts on research and development activities to develop and further enhance our nuclear imaging cameras, primarily for alternative uses within the health care environment. These efforts, along with a fixed infrastructure that was sized for a much higher volume of manufacturing and sales of our nuclear imaging cameras than we have experienced, has resulted in several years of financial losses. On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs and improve profitability. With this restructuring, we are focusing our efforts on growing our Diagnostic Services business, while at the same time continuing to sell and service our cameras, but at a more profitable level, and with a vastly modified infrastructure. We believe that our cameras have underlying technology and related patents that make them relevant for many years into the future, negating the need for a fixed cost research and development infrastructure.

Results of Operations
The following tables set forth our results from operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	Percent of 2014 Revenues	2013	Percent of 2013 Revenues	Change from Prior Year
(in thousands)					Dollars	Percent
Revenues:
Diagnostic Services	$9,555	73.5%	$8,939	77.4%	$616	6.9%
Diagnostic Imaging	3,442	26.5%	2,607	22.6%	835	32.0%
Total revenues	12,997	100%	11,546	100%	1,451	12.6%
Cost of revenues:
Diagnostic Services	7,534	58.0%	6,825	59.1%	709	10.4%
Diagnostic Imaging	2,021	15.5%	1,904	16.5%	117	6.1%
Total cost of revenues	9,555	73.5%	8,729	75.6%	826	9.5%
Gross profit	3,442	26.5%	2,817	24.4%	625	22.2%

Diagnostic Services gross profit percentage	21.2%		23.6%			(2.4)%
Diagnostic Imaging gross profit percentage	41.3%		27.0%			14.3%

Operating expenses:
Research and development	—	—%	818	7.1%	(818)	(100.0)%
Marketing and sales	1,095	8.4%	1,236	10.7%	(141)	(11.4)%
General and administrative	1,995	15.3%	2,102	18.2%	(107)	(5.1)%
Amortization of intangible assets	66	0.5%	66	0.6%	—	—%
Restructuring charges	441	3.4%	1,004	8.7%	(563)	(56.1)%
Total operating expenses	3,597	27.6%	5,226	45.3%	(1,629)	(31.2)%
Loss from operations	(155)	(1.2)%	(2,409)	(20.9)%	2,254	(93.6)%
Total other income	9	0.1%	22	0.2%	(13)	(59.1)%
Loss before income taxes	(146)	(1.1)%	(2,387)	(20.7)%	2,241	(93.9)%
Income tax expense	(2)	—%	(32)	(0.3)%	30	(93.8)%
Net loss	$(148)	(1.1)%	$(2,419)	(21.0)%	$2,271	(93.9)%
Comparison of the Three Months Ended March 31, 2014 and 2013
Revenues
Consolidated. Consolidated revenue was $13.0 million for the three months ended March 31, 2014, an increase of $1.5 million, or 12.6%, compared to the prior year period, as a result of increases in revenue in both our Diagnostic Services and Diagnostic Imaging businesses. Increased camera unit sales volume year over year and improved camera unit average selling prices drove increased Diagnostic Imaging revenue. The increased revenue in our Diagnostic Services business was attributable to a greater number of imaging days provided, offset partially by a decrease in the average mobile imaging rate per day. In addition, for the three months ended March 31, 2014, Diagnostic Services benefited from approximately $0.3 million of cardiac event monitoring revenue associated with the acquisition of Telerhythmics. Diagnostic Services revenue accounted for 73.5% of total revenues for the three months ended March 31, 2014, compared to 77.4% for the prior year period. The percentage of consolidated revenue associated with our Diagnostic Services segment was lower for the three months ended March 31, 2014 compared to the same period in the prior year, primarily as a result of the 32.0% increase in Diagnostic Imaging revenue for the three months ended March 31, 2014 compared to the same period in the prior year, while Diagnostic Services revenue increased at a less rapid pace for the three months ended March 31, 2014 compared to the same period in the prior year. We expect our Diagnostic Services revenue to continue to represent the larger percentage of our consolidated revenue, however the percentage will fluctuate quarter by quarter given the significant variability in the timing and volume of camera unit sales.

Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $3.4 million for the three months ended March 31, 2014, an increase of $0.6 million, or 22.2%, compared to the prior year quarter. The increase in consolidated gross profit is primarily the result of higher Diagnostic Imaging revenue and improved camera unit average selling prices during the three months ended March 31, 2014, compared to the prior year quarter.
Diagnostic Services. Cost of Diagnostic Services revenue primarily consists of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with providing our services. Cost of Diagnostic Services revenue was $7.5 million for the three months ended March 31, 2014, an increase of $0.7 million, or 10.4%, compared to the prior year quarter, primarily as a result of the increased amount of revenue and associated imaging days provided as well as increased labor costs. Diagnostic Services gross profit was $2.0 million for the three months ended March 31, 2014, a decrease of $0.1 million, or 4.4%, from gross profit of $2.1 million for the prior year quarter. Diagnostic Services gross profit as a percentage of Diagnostic Services revenue decreased to 21.2% for the three months ended March 31, 2014 from 23.6% for the prior year quarter. The decrease in gross profit and gross profit as a percentage of Diagnostic Services revenue was primarily attributable to adverse weather conditions on the east coast of the United States, which adversely affected the utilization of our labor pool. In addition, our radiopharmaceutical costs per imaging procedure increased period over period due to unfavorable changes in the mix of radiopharmaceutical utilized.
Diagnostic Imaging. Cost of Diagnostic Imaging revenue primarily consists of materials, labor and overhead costs associated with the manufacturing, warranty and service contracts associated with our products. Cost of Diagnostic Imaging revenue was $2.0 million for the three months ended March 31, 2014, an increase of $0.1 million, or 6.1%, compared to the prior year quarter, which is primarily the result of increased camera unit revenue volume, partially offset by less costs associated with excess inventory reserves period over period. Diagnostic Imaging gross profit was $1.4 million for the three months ended March 31, 2014, an increase of $0.7 million, or 102.1%, compared to the prior year quarter primarily as a result of increased camera unit revenue volume, lower camera manufacturing costs and less cost associated with excess inventory reserves. Diagnostic Imaging gross profit as a percentage of Diagnostic Imaging revenue was 41.3% for the three months ended March 31, 2014, compared to 27.0% for the prior year quarter due to improved average selling prices for cameras, lower camera manufacturing costs and less cost associated with excess inventory reserves.
Operating Expenses
Research and Development. Research and development expenses are the costs associated with the design, development and expansion of our existing technology and consist of salaries, development material costs, facility and overhead costs, consulting fees, and engineering costs. We did not incur research and development expenses during the three months ended March 31, 2014, representing a decrease of $0.8 million, or 100.0%, from the prior year quarter. The decrease is due to our Diagnostic Imaging restructuring initiative, which focuses on our existing camera product offerings rather than continued development of completely new product offerings. We believe our current product line has a technological advantage over competing products and continued relevance well into the future. We expect research and development expense for the remainder of fiscal year 2014 to be minimal, notwithstanding any one-time initiatives. Going forward we plan to primarily utilize outside service providers for research and development services on an as needed basis for updates and enhancements, with the amount of corresponding expenditure fluctuating commensurately quarter by quarter.
Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, travel and marketing costs. Marketing and sales expenses were $1.1 million for the three months ended March 31, 2014, a decrease of $0.1 million, or 11.4%, compared to the prior year quarter, primarily as a result of the Diagnostic Imaging restructuring initiative which introduced an overall reduction in operating expenses including marketing and sales expense. On a go forward basis, we expect marketing and sales expense to generally approximate the level of expense noted in the three months ended March 31, 2014 notwithstanding any one-time initiatives.
General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, information technology, executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $2.0 million for the three months ended March 31, 2014, a decrease of $0.1 million, or 5.1%, compared to the prior year quarter primarily as a result of the Diagnostic Imaging restructuring initiative which involved a reduction in spending in various functional areas such as human resources, information technology and finance. The aforementioned decreases in general and administrative expense for the three months ended March 31, 2014 as compared to the prior year quarter, were offset by transaction costs and on going administrative costs associated with the acquisition of Telerhythmics.
Restructuring. On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs, including a reduction in force (the "Diagnostic Imaging restructuring initiative"). A total of $1.8 million of costs have been incurred related to the Diagnostic Imaging restructuring initiative to date, including costs of $27 thousand for the three months ended March 31, 2014 which represents a decrease of $1.0 million compared to the prior year quarter. The Diagnostic Imaging restructuring initiative costs consist primarily of employee related costs.

On January 27, 2014, we announced a plan to exit our 47,000 square foot former headquarters facility in Poway, California (the "Facilities restructuring initiative"). This action was undertaken as the facility has excess space and capacity given our current operating plan. We entered into a termination agreement to end the lease on the facility as of April 30, 2014. The original term of the lease would have continued through February 29, 2016. Concurrently with the termination of the lease for the 47,000 square foot Poway, California facility, we entered into a new lease agreement on January 23, 2014 for a separate 21,300 square foot facility in Poway, California to house our Diagnostic Imaging operations. A total of $0.4 million of costs have been incurred related to the Facilities restructuring initiative, with all of the cost occurring in the three months ended March 31, 2014. The Facilities restructuring initiative costs consist primarily of lease termination costs.
Liquidity and Capital Resources
Overview
We used $1.8 million of cash in operating activities during the three months ended March 31, 2014, but withstanding restructuring initiatives, expect to generate positive cash flow from operations on an annual basis in the future. Cash flows from operations generally represent inflows from net income (adjusted for depreciation, amortization and other non-cash items) as well as the net effect of changes in working capital. Cash flows from investing activities primarily represent our investment in capital equipment required to grow our business, as well as acquisition and divestiture activity. Cash flows from financing activities primarily represent outflows related to our share repurchase program and recently initiated dividend payment, offset by the receipt of cash related to the exercise of stock options.
Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, and cash generated from operations. As of March 31, 2014, we had cash, cash equivalents and securities available-for-sale of $19.4 million. We generally invest our cash reserves in money market funds, U.S. treasury and corporate debt securities.
We require capital principally for capital expenditures, acquisition activity, dividend payments and to finance accounts receivable and inventory, which we manage closely. Our working capital requirements vary from period to period depending on inventory requirements, the timing of deliveries and the payment cycles of our customers. Our capital expenditures consist primarily of nuclear cameras, ultrasound machines, vans, and computer hardware and software. Based upon our current level of expenditures, we believe our current working capital, together with cash flows from operating activities, will be more than adequate to meet our anticipated cash requirements for at least the next 12 months.
Cash Flows
The following table shows cash flow information for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(in thousands)	2014	2013
Net cash used in operating activities	$(1,789)	$(1,169)
Net cash used in investing activities	(6,308)	(2,818)
Net cash provided by (used in) financing activities	(1,098)	9
Operating Activities
Net cash used in operating activities increased $0.6 million for the three months ended March 31, 2014 compared to the prior year period. This increase in the use of cash was primarily related to unfavorable overall working capital changes, with an increase in accounts receivable and a decrease in accrued compensation. The decrease in accrued compensation was related to the annual payment of variable incentive compensation as well as Diagnostic Imaging restructuring initiative severance payments. In addition, we had a lease termination payment associated with the Facilities restructuring initiative during the three months ended March 31, 2014.
Investing Activities
Net cash used in investing activities increased $3.5 million for the three months ended March 31, 2014 compared to the prior year period. This increase was primarily attributable to the acquisition of Telerhythmics. See Note 3 to the unaudited condensed consolidated financial statements for further information related to the acquisition of Telerhythmics.
Financing Activities
Net cash used in financing activities increased by $1.1 million for the three months ended March 31, 2014 compared to the prior year period. This increase is attributable to the payment of a cash dividend on common stock during the three months ended March 31, 2014.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2014, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations
We have made significant changes to our contractual obligations from those disclosed within “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report on Form 10-K filed with the SEC on March 20, 2014. The following table summarizes our contractual obligations as of March 31, 2014 (amounts in thousands):

	Payments Due by Period (1)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$3,027	$662	$1,405	$694	$266
Capital lease obligations(2)	542	161	354	27	—
Total Contractual Obligations	$3,569	$823	$1,759	$721	$266
(1) The table excludes $0.2 million of contingent consideration related to the acquisition of Telerhythmics.
(2) Capital lease obligations includes related interest obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
In connection with our acquisition of Telerhythmics, certain areas of internal control over financial reporting changed. These areas are primarily related to integrating corporate functions at Digirad that previously existed at Telerhythmics. The functions and related internal controls that were affected as a result of the acquisition of Telerhythmics are financial reporting, human resources and information technology. Certain control structure items remain in operation at Telerhythmics, primarily related to the processing and billing of revenues, and collection of those revenues. The control structure at Digirad and been modified to appropriately oversee and incorporate these activities into the overall control structure.
Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 7 to the unaudited Condensed Consolidated Financial Statements for a summary of legal proceedings.

ITEM 1A.	RISK FACTORS
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we filed with the SEC on March 20, 2014. Beyond what is described below, the risks and uncertainties described in “Item 1A – Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.
We may not be able to achieve the anticipated synergies and benefits from business acquisitions, including our recent acquisition of Telerhythmics, LLC.
Part of our ongoing business strategy is to acquire businesses that we believe can complement our current business activities, both financially and strategically. On March 13, 2014, we acquired Telerhythmics, LLC with these synergistic benefits in mind. Acquisitions include many complexities, which can include, but are not limited to risks associated with the acquired business' past activities, loss of customers, regulatory changes that are not anticipated, difficulties in integrating personnel and human resource programs, integrating ERP systems and other infrastructures, and general under performance of the business under Digirad control versus the prior owners. There is no guarantee that our acquisitions will increase the profitability and cash flow of Digirad, and our efforts could cause unforeseen complexities and additional cash outflows, including financial losses.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Effective April 30, 2014, a committee of the Board of Directors of the Company, composed of independent and disinterested directors, granted a waiver request, submitted by Lone Star Value Investors, LP and Jeffrey E. Eberwein, the Company’s Chairman of the Board, pursuant to Section 25(a) of the Company’s Tax Benefit Preservation Plan (the “Benefit Plan”), dated as of May 23, 2013, by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, as amended.  The grant of the waiver request permits Lone Star Value Investors, LP to acquire up to an aggregate of 915,000 additional common shares, for a total aggregate beneficial ownership of 1,830,000 of the Company’s common shares, as determined under the Benefit Plan.

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

4.4
Tax Benefit Preservation Plan Amendment, dated November 11, 2013, by and between the Company and American Stock Transfer & Trust Company, LLC (Incorporated by reference to the exhibits to the Company's report on Form 10-K originally filed with the Commission on March 20, 2014).

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

DIGIRAD CORPORATION

Date:	May 2, 2014	By:	/s/ MATTHEW G. MOLCHAN
Matthew G. Molchan President and Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2014	By:	/s/ JEFFRY R. KEYES
Jeffry R. Keyes Chief Financial Officer (Principal Financial and Accounting Officer)