Form 10-Q
period 2014-06-30
DIGIRAD CORP
filed 2014-08-04
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
FORM 10-Q
 __________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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
As of July 21, 2014 the registrant had 18,598,279 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION
TABLE OF CONTENTS

IMPORTANT INFORMATION REGARDING FOWARD-LOOKING STATEMENTS	3
PART I. FINANCIAL INFORMATION	4
Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
Item 4. Controls and Procedures	19
PART II. OTHER INFORMATION	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
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
DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Diagnostic Services	$11,340	$9,475	$20,895	$18,414
Diagnostic Imaging	3,247	3,415	6,689	6,022
Total revenues	14,587	12,890	27,584	24,436

Cost of revenues:
Diagnostic Services	8,204	7,179	15,738	14,004
Diagnostic Imaging	1,878	1,918	3,899	3,822
Total cost of revenues	10,082	9,097	19,637	17,826

Gross profit	4,505	3,793	7,947	6,610

Operating expenses:
Research and development	—	177	—	996
Marketing and sales	1,245	1,009	2,340	2,245
General and administrative	2,193	2,571	4,188	4,673
Amortization of intangible assets	104	58	170	123
Restructuring charges	138	610	579	1,614
Total operating expenses	3,680	4,425	7,277	9,651

Income (loss) from operations	825	(632)	670	(3,041)

Other income (expense):
Interest and other income, net	15	16	32	39
Interest expense	(9)	(4)	(17)	(5)
Total other income	6	12	15	34

Income (loss) before income taxes	831	(620)	685	(3,007)
Income tax benefit (expense)	(8)	4	(10)	(28)
Net income (loss)	$823	$(616)	$675	$(3,035)

Net income (loss) per share:
Basic	$0.04	$(0.03)	$0.04	$(0.16)
Diluted	$0.04	$(0.03)	$0.04	$(0.16)

Shares used in per share computations:
Weighted average shares outstanding – basic	18,554	19,032	18,536	19,177
Weighted average shares outstanding – diluted	18,839	19,032	18,831	19,177

Net income (loss)	$823	$(616)	$675	$(3,035)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	8	(19)	(10)	(58)
Total other comprehensive income (loss)	8	(19)	(10)	(58)
Comprehensive income (loss)	$831	$(635)	$665	$(3,093)
See accompanying notes to the unaudited condensed consolidated financial statements

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$11,579	$18,744
Securities available-for-sale	9,825	7,673
Accounts receivable, net	6,219	5,430
Inventories, net	3,495	3,881
Other current assets	422	697
Restricted cash	477	244
Total current assets	32,017	36,669

Property and equipment, net	4,586	4,153
Intangible assets, net	2,763	353
Goodwill	1,337	184
Other assets	72	92
Total assets	$40,775	$41,451

Liabilities and stockholders’ equity
Accounts payable	$1,478	$611
Accrued compensation	2,555	3,472
Accrued warranty	155	137
Deferred revenue	1,478	1,631
Other accrued liabilities	1,868	1,774
Total current liabilities	7,534	7,625
Other liabilities	774	440
Total liabilities	8,308	8,065

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 18,598,279 and 18,504,279 shares issued and outstanding (net of treasury shares) at June 30, 2014 and December 31, 2013, respectively	2	2
Treasury stock, at cost; 2,588,484 shares at June 30, 2014 and December 31, 2013	(5,728)	(5,728)
Additional paid-in capital	155,384	156,968
Accumulated other comprehensive loss	(12)	(2)
Accumulated deficit	(117,179)	(117,854)
Total stockholders’ equity	32,467	33,386
Total liabilities and stockholders’ equity	$40,775	$41,451
See accompanying notes to the unaudited condensed consolidated financial statements

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(Unaudited)

(in thousands)	Six Months Ended June 30,
	2014	2013
Operating activities
Net income (loss)	$675	$(3,035)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	774	849
Amortization of intangible assets	170	123
Provision for bad debt	107	46
Stock-based compensation	111	226
Gain on sale of assets	(15)	—
Amortization of premiums on investments	105	99
Changes in operating assets and liabilities:
Accounts receivable	(640)	(129)
Inventories	444	393
Other assets	352	25
Accounts payable	634	270
Accrued compensation	(1,086)	172
Deferred revenue	(153)	(194)
Other liabilities	(146)	(409)
Restricted cash	(233)	—
Net cash provided by (used in) operating activities	1,099	(1,564)

Investing activities
Purchases of property and equipment	(770)	(505)
Net proceeds from sale of property and equipment	27	—
Purchases of securities available-for-sale	(2,617)	(4,679)
Sales and maturities of securities available-for-sale	350	2,971
Net cash paid for acquisition	(3,470)	—
Net cash used in investing activities	(6,480)	(2,213)

Financing activities
Issuances of common stock	158	282
Repurchases of common stock	—	(3,034)
Dividend paid	(1,853)	—
Repayment of obligations under capital leases	(89)	(37)
Net cash used in financing activities	(1,784)	(2,789)
Net decrease in cash and cash equivalents	(7,165)	(6,566)
Cash and cash equivalents at beginning of period	18,744	19,514
Cash and cash equivalents at end of period	$11,579	$12,948
See accompanying notes to the unaudited condensed consolidated financial statements

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
Basis of Presentation
The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The unaudited condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited consolidated financial statements for our fiscal year ended December 31, 2013, filed with the SEC on Form 10-K on March 20, 2014 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations, cash flows and balance sheets for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. In addition, certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.
Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from management’s estimates.
The financial results for the three and six months ended June 30, 2014 include the financial results of Telerhythmics, LLC for the period since the acquisition date of March 13, 2014. See Note 3 to the unaudited condensed consolidated financial statements for more information related to the acquisition of Telerhythmics, LLC.
Note 2. Basic and Diluted Net Income (Loss) Per Share
For the three and six months ended June 30, 2014 and 2013, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and vested restricted stock units outstanding during the period. Diluted net income (loss) per common share is calculated to give effect to all dilutive securities, if applicable, using the treasury stock method.
The following table sets forth the reconciliation of shares used to compute basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in thousands)	2014	2013	2014	2013
Weighted average shares outstanding - basic	18,554	19,032	18,536	19,177
Dilutive potential common stock outstanding:
Stock options	285	—	295	—
Weighted average shares outstanding - diluted	18,839	19,032	18,831	19,177
The following weighted average outstanding common stock equivalents were not included in the calculation of diluted net income (loss) per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in thousands)	2014	2013	2014	2013
Stock options	102	428	83	383
Restricted stock units	—	10	—	16
Total	102	438	83	399
Note 3. Acquisition of Telerhythmics, LLC
On March 13, 2014, we acquired 100% of the membership interest of Telerhythmics, LLC ("Telerhythmics"), a provider of 24 hour cardiac monitoring services. Telerhythmics and Digirad each have a very similar customer base, yet with only minor overlaps in current customers. We believe this similar customer base will allow us to leverage each company’s strengths to grow sales and also diversify Digirad service offerings.
We paid to the sellers of the membership interest (the "Sellers") aggregate up front consideration of $3.4 million and assumed approximately $131,000 in debt. In addition, there is an aggregate earn-out opportunity of up to $501,000 from the period March 14, 2014 through December 31, 2016 based on the Telerhythmics business meeting certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) milestones. The Sellers will receive fifty percent (50%) of the EBITDA generated by the Telerhythmics business in excess of the EBITDA milestone amounts, which are as follows:

•	$415,000 of EBITDA for the period from the closing date through December 31, 2014,

•	$825,000 of EBITDA for the period from January 1, 2015 through December 31, 2015; and

•	$825,000 of EBITDA for the period from January 1, 2016 through December 31, 2016.
At June 30, 2014, we have estimated the fair value of the contingent earn-out opportunity to be $220,000. The earn-out opportunity is estimated based on expected performance of the business over the period from the acquisition date through December 31, 2016, utilizing an income approach. It is reasonably possible that our estimate of the earn-out potential could change in the near term. Any adjustment in the estimated earn-out opportunity until settled will be recorded as a gain or loss to current operations in the period the estimate changes.
As of June 30, 2014, the preliminary allocation of the purchase price to the assets acquired and liabilities assumed on the acquisition date was as follows (in thousands):

Allocation of purchase price
Assets
Current assets:
Accounts receivable, net	$256
Other current assets	34
Total current assets	290

Property and equipment, net	290
Intangible assets, net	2,580
Goodwill	1,153
Total assets	$4,313

Accounts payable	$36
Accrued compensation	169
Other accrued liabilities	356
Current portion of long-term debt	131
Total current liabilities	692
Other liabilities	174
Total liabilities	$866
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
As of June 30, 2014, we are continuing to obtain and evaluate certain information related to the assets acquired and liabilities assumed. We anticipate closing the measurement period by December 31, 2014.
The below tables display estimated proforma results had the business acquisition been completed as of January 1, 2013. In deriving the proforma results, we utilized the historical operating results of Telerhythmics and adjusted for the impact of the purchase accounting and transaction costs as if the acquisition occurred on January 1, 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Revenues	$14,587	$14,455	$28,739	$27,414
Net income (loss)	$836	$(564)	$862	$(3,098)
Included within our consolidated operating results for the three and six months ended June 30, 2014 are Telerhythmics operations for the period March 14, 2014 through June 30, 2014 as follows:

(in thousands)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenues	$1,306	$1,560
Net loss	$(62)	$(229)
Included within the results for Telerhythmics is approximately $155 thousand of transaction costs related to the acquisition. These costs are classified as general and administrative expenses in the condensed consolidated statements of comprehensive loss.
Note 4. Inventories
Our inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) and we review inventory balances for excess and obsolete inventory levels on a quarterly basis.

(in thousands)	June 30, 2014	December 31, 2013
Raw materials	$2,639	$2,619
Work-in-process	2,872	3,189
Finished goods	282	616
	5,793	6,424
Less reserve for excess and obsolete inventories	(2,298)	(2,543)
Inventories, net	$3,495	$3,881
Note 5. Property and Equipment

(in thousands)	June 30, 2014	December 31, 2013
Machinery and equipment	$23,382	$22,596
Computer hardware and software	2,663	2,497
Leasehold improvements	900	861
	26,945	25,954
Accumulated depreciation	(22,359)	(21,801)
Property and equipment, net	$4,586	$4,153

Note 6. Intangibles and Goodwill

	June 30, 2014
(in thousands)	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net (1)
Intangible assets with infinite useful lives:
Goodwill (2)	Indefinite	$1,337	$—	$1,337

Intangible assets with finite useful lives:
Customer relationships (2)	8.1	$4,850	$(2,764)	$2,086
Trademarks (2)	8.7	600	(19)	581
Patents	4.7	141	(111)	30
Covenants not to compete (2)	4.7	70	(4)	66
Total intangible assets, net		$5,661	$(2,898)	$2,763

	December 31, 2013
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with infinite useful lives:
Goodwill	Indefinite	$184	$—	$184

Intangible assets with finite useful lives:
Customer relationships	3.5	$2,940	$(2,622)	$318
Patents	4.9	141	(106)	35
Total intangible assets, net		$3,081	$(2,728)	$353

(1)
Amortization expense for intangible assets, net was $0.2 million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively. Estimated amortization expense for intangible assets for the remainder of 2014 is $0.2 million, for 2015 is $0.4 million, for 2016 is $0.4 million, for 2017 is $0.4 million, for 2018 is $0.3 million, for 2019 and thereafter is $1.2 million.

(2)	As a result of our acquisition of Telerhythmics on March 13, 2014, we recored certain intangible assets. See Note 3.
Note 7. Restructuring Charges
Facilities restructuring initiative
On January 27, 2014, we announced a plan to exit our 47,000 square foot former headquarters facility in Poway, California (the "Facilities restructuring initiative"). This action was undertaken as the facility had excess space and capacity given our current operating plan. We entered into a termination agreement to end the lease on the facility as of April 30, 2014. The original term of the lease would have continued through February 29, 2016. Concurrently with the termination of the lease for the 47,000 square foot Poway, California facility, we entered into a new lease agreement on January 23, 2014 for a separate 21,300 square foot facility in Poway, California to house our Diagnostic Imaging operations.
As a result of the Facilities restructuring initiative, we estimate that we will incur in total approximately $0.7 million to $0.9 million in restructuring charges, which we anticipate to be incurred throughout fiscal year 2014. The estimated charges are comprised of lease termination, moving and other related costs. Through June 30, 2014, we have incurred approximately $0.6 million of charges associated with the Facilities restructuring initiative, consisting primarily of lease termination and moving costs. Restructuring liabilities and associated charges are measured at fair value as incurred.
The following table includes information regarding our Facilities restructuring initiative:

(in thousands)	Accrued at December 31, 2013	Accrued Costs	Cash Payments and Other Reductions	Accrued at June 30, 2014
Total Facilities restructuring initiative	$—	$550	$522	$28

Accrued Facilities restructuring charges at June 30, 2014 are included in the accounts payable and other accrued liabilities line items in the unaudited condensed consolidated balance sheets. All Facilities restructuring charges for the three and six months ended June 30, 2014 are included in the Diagnostic Imaging segment.
Diagnostic Imaging restructuring initiative
On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs and focus on maximizing cash flow from our Diagnostic Services business (the "Diagnostic Imaging restructuring initiative"). The Diagnostic Imaging restructuring initiative included a reduction in force. In addition, as part of the Diagnostic Imaging restructuring initiative, we entered into an agreement in September 2013 with a third party to outsource the majority of the manufacturing associated with our cameras. As a result of the Diagnostic Imaging restructuring initiative, we incurred a total of $1.8 million in restructuring charges, the majority of which were incurred during fiscal year 2013. Included in the total Diagnostic Imaging restructuring initiative charges are $1.6 million of employee related costs, with the remaining costs consisting of contract termination costs and other related costs. All restructuring efforts associated with this initiative were complete as of June 30, 2014.
The following table includes information regarding our Diagnostic Imaging restructuring initiative:

(in thousands)	Accrued at December 31, 2013	Accrued Costs	Cash Payments and Other Reductions	Accrued at June 30, 2014
Total Diagnostic Imaging restructuring initiative	$489	$29	$507	$11

All accrued Diagnostic Imaging restructuring charges at June 30, 2014 are included in the accrued compensation line item in the unaudited condensed consolidated balance sheets. All Diagnostic Imaging restructuring charges for the three and six months ended June 30, 2014 are included in the Diagnostic Imaging segment.
Note 8. Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at June 30, 2014 and December 31, 2013.

	Fair Value as of June 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$9,825	$—	$9,825
Liabilities:
Acquisition related contingent consideration	$—	$—	$220	$220

	Fair Value as of December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$7,673	$—	$7,673

The fair value of our corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. We did not reclassify any investments between levels in the fair value hierarchy during the six months ended June 30, 2014.
The acquisition related contingent consideration is related to our acquisition of Telerhythmics on March 13, 2014.  We will reassess the fair value of the contingent consideration to be settled in cash related to our acquisition of Telerhythmics on a quarterly basis using the income approach, which is a Level 3 measurement. There was no change to the fair value of the acquisition related contingent consideration during the three months ended June 30, 2014. Significant assumptions used in the measurement include probabilities of achieving the EBITDA milestones.
Securities Available for Sale
Securities available-for-sale primarily consist of investment grade corporate debt securities. We classify all securities as available-for-sale and as current assets, as the sale of such securities may be required prior to maturity to execute management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. It is not more likely than not that we will be required to sell investments before recovery of their amortized costs. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and included in interest income. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in other income (expense) within the condensed consolidated statements of comprehensive income (loss). The realized gains and losses on these sales were minimal for the three and six months ended June 30, 2014 and 2013.
The following table sets forth the composition of securities available-for-sale as of June 30, 2014 and December 31, 2013.

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of June 30, 2014 (in thousands)			Gains	Losses
Corporate debt securities	3 or less	$9,837	$5	$(17)	$9,825

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of December 31, 2013 (in thousands)			Gains	Losses
Corporate debt securities	3 or less	$7,675	$—	$(2)	$7,673
Note 9. Commitments and Contingencies
Leases
We currently lease facilities and certain automotive equipment under non-cancelable operating leases expiring from July 1, 2014 through March 12, 2021. Rent expense is recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured as determined at lease inception. The difference between rent expense and rent paid is recorded as deferred rent and is included in other liabilities. Rent expense was approximately $0.4 million for the three months ended June 30, 2014 and 2013, and $0.8 million for the six months ended June 30, 2014 and 2013.
As of June 30, 2014, we financed certain information technology and medical equipment and vehicles under capital leases. These obligations are secured by the specific equipment financed under each lease and will be repaid monthly over the remaining lease terms through March 31, 2018.
The future minimum lease payments due under both non-cancelable operating leases and capital leases having initial or remaining lease terms in excess of one year as of June 30, 2014 are as follows (in thousands):

	Operating Leases	Capital Leases
2014	$561	$136
2015	966	276
2016	753	201
2017	470	52
2018	409	5
2019	408	—
Thereafter	506	—
Total minimum lease payments	$4,073	$670
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
Note 10. Income Taxes
As of December 31, 2013, we had unrecognized tax benefits of approximately $1.6 million. Included in the unrecognized tax benefits were $1.3 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Gross profit by segment:
Diagnostic Services	$3,136	$2,296	$5,157	$4,410
Diagnostic Imaging	1,369	1,497	2,790	2,200
Condensed consolidated gross profit	$4,505	$3,793	$7,947	$6,610

Income (loss) from operations by segment:
Diagnostic Services	$441	$(443)	$108	$(588)
Diagnostic Imaging (1)	384	(189)	562	(2,453)
Condensed consolidated income (loss) from operations	$825	$(632)	$670	$(3,041)

Depreciation and amortization:
Diagnostic Services	$431	$357	$806	$747
Diagnostic Imaging	60	122	138	225
Condensed consolidated depreciation and amortization	$491	$479	$944	$972

(in thousands)	As of June 30, 2014	As of December 31, 2013
Identifiable assets by segment:
Diagnostic Services	$17,186	$11,874
Diagnostic Imaging	23,589	29,577
Condensed Consolidated assets	$40,775	$41,451
(1) Included in the Diagnostic Imaging income from operations for the three and six months ended June 30, 2014, are approximately $0.1 million and $0.6 million of charges, respectively, associated with our Diagnostic Imaging and Facilities restructuring initiatives. Included in the Diagnostic Imaging loss from operations for the three and six months ended June 30, 2013, are approximately $0.6 million and $1.6 million of charges, respectively, associated with our Diagnostic Imaging restructuring initiative (See Note 7).
Note 12. Subsequent Events
On August 1, 2014, the Company announced a cash dividend of $0.05 per share payable on August 25, 2014 to shareholders of record on August 12, 2014.

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
We experience some seasonality in our Diagnostic Services business related to vacations, holidays and inclement weather. We may experience significant market changes due to fluctuations in reimbursements to our physician customers and uncertainty with healthcare legislation. These market changes may require further adjustments to our business model in order for our physician customers and us to maintain a viable economic model.
Our Diagnostic Imaging segment revenue results primarily from selling solid-state gamma cameras and camera maintenance contracts. We sell our imaging systems to physician offices and hospitals primarily in the United States.
For several years following our initial public offering in 2004, we focused significant efforts on research and development activities to develop and further enhance our nuclear imaging cameras, primarily for alternative uses within the health care environment. These efforts, along with a fixed infrastructure that was sized for a much higher volume of manufacturing and sales of our nuclear imaging cameras than we have experienced, resulted in several years of financial losses. On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs and improve profitability. As a result of the restructuring, we are focusing our efforts on growing our Diagnostic Services business, while at the same time continuing to sell and service our cameras, but at a more profitable level, and with a vastly modified infrastructure. We believe that our cameras have underlying technology and related patents that make them relevant for many years into the future, negating the need for a fixed cost research and development infrastructure.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the six months ended June 30, 2014.
Results of Operations
The following tables set forth our results from operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	Percent of 2014 Revenues	2013	Percent of 2013 Revenues	Change from Prior Year
(in thousands)					Dollars	Percent
Revenues:
Diagnostic Services	$11,340	77.7%	$9,475	73.5%	$1,865	19.7%
Diagnostic Imaging	3,247	22.3%	3,415	26.5%	(168)	(4.9)%
Total revenues	14,587	100%	12,890	100%	1,697	13.2%
Cost of revenues:
Diagnostic Services	8,204	56.2%	7,179	55.7%	1,025	14.3%
Diagnostic Imaging	1,878	12.9%	1,918	14.9%	(40)	(2.1)%
Total cost of revenues	10,082	69.1%	9,097	70.6%	985	10.8%
Gross profit	4,505	30.9%	3,793	29.4%	712	18.8%

Diagnostic Services gross profit percentage	27.7%		24.2%			3.5%
Diagnostic Imaging gross profit percentage	42.2%		43.8%			(1.6)%

Operating expenses:
Research and development	—	—%	177	1.4%	(177)	(100.0)%
Marketing and sales	1,245	8.5%	1,009	7.8%	236	23.4%
General and administrative	2,193	15.0%	2,571	19.9%	(378)	(14.7)%
Amortization of intangible assets	104	0.7%	58	0.4%	46	79.3%
Restructuring charges	138	0.9%	610	4.7%	(472)	(77.4)%
Total operating expenses	3,680	25.2%	4,425	34.3%	(745)	(16.8)%
Income (loss) from operations	825	5.7%	(632)	(4.9)%	1,457	(230.5)%
Total other income	6	—%	12	0.1%	(6)	(50.0)%
Income (loss) before income taxes	831	5.7%	(620)	(4.8)%	1,451	(234.0)%
Income tax benefit (expense)	(8)	(0.1)%	4	—%	(12)	(300.0)%
Net income (loss)	$823	5.6%	$(616)	(4.8)%	$1,439	(233.6)%

	Six Months Ended June 30,
	2014	Percent of 2014 Revenues	2013	Percent of 2013 Revenues	Change from Prior Year
					Dollars	Percent
Revenues:
Diagnostic Services	$20,895	75.8%	$18,414	75.4%	$2,481	13.5%
Diagnostic Imaging	6,689	24.2%	6,022	24.6%	667	11.1%
Total revenues	27,584	100%	24,436	100%	3,148	12.9%
Cost of revenues:
Diagnostic Services	15,738	57.1%	14,004	57.3%	1,734	12.4%
Diagnostic Imaging	3,899	14.1%	3,822	15.6%	77	2.0%
Total cost of revenues	19,637	71.2%	17,826	72.9%	1,811	10.2%
Gross profit	7,947	28.8%	6,610	27.1%	1,337	20.2%

Diagnostic Services gross profit percentage	24.7%		23.9%			0.8%
Diagnostic Imaging gross profit percentage	41.7%		36.5%			5.2%

Operating expenses:
Research and development	—	—%	996	4.1%	(996)	(100.0)%
Marketing and sales	2,340	8.5%	2,245	9.2%	95	4.2%
General and administrative	4,188	15.2%	4,673	19.1%	(485)	(10.4)%
Amortization of intangible assets	170	0.6%	123	0.5%	47	38.2%
Restructuring charges	579	2.1%	1,614	6.6%	(1,035)	(64.1)%
Total operating expenses	7,277	26.4%	9,651	39.5%	(2,374)	(24.6)%
Income (loss) from operations	670	2.4%	$(3,041)	(12.4)%	3,711	(122.0)%
Total other income	15	0.1%	34	0.1%	(19)	(55.9)%
Income (loss) before income taxes	685	2.5%	(3,007)	(12.3)%	3,692	(122.8)%
Income tax expense	(10)	—%	(28)	(0.1)%	18	(64.3)%
Net income (loss)	$675	2.4%	$(3,035)	(12.4)%	$3,710	(122.2)%
Comparison of the Three Months Ended June 30, 2014 and 2013
Revenues
Consolidated. Consolidated revenue was $14.6 million for the three months ended June 30, 2014, an increase of $1.7 million, or 13.2%, compared to the prior year quarter, as a result of an increase in revenue associated with our Diagnostic Services business, driven by $1.3 million of incremental cardiac event monitoring revenue associated with the Telerhythmics acquisition, which occurred on March 13, 2014, as well as a greater number of imaging days provided, offset partially by a decrease in the average mobile imaging rate per day. Partially offsetting the increase in Diagnostic Services revenue was a decline of $0.2 million in Diagnostic Imaging revenue compared to the prior year quarter, as a result of a less favorable mix of camera units sold for the three months ended June 30, 2014 compared to the prior year quarter. The volume of camera units sold remained consistent for the three months ended June 30, 2014 compared to the prior year quarter. Diagnostic Services revenue accounted for 77.7% of total revenues for the three months ended June 30, 2014, compared to 73.5% for the prior year quarter. The percentage of consolidated revenue associated with our Diagnostic Services segment was higher for the three months ended June 30, 2014 compared to the prior year quarter, primarily as a result of incremental cardiac event monitoring revenue associated with the Telerhythmics acquisition. We expect our Diagnostic Services revenue to continue to represent the larger percentage of our consolidated revenue, however the percentage will fluctuate quarter by quarter given the significant variability in the timing and volume of camera unit sales. In addition, Diagnostic Services revenue may generally increase as a percentage of consolidated revenue for future periods as a result of our Diagnostic Imaging restructuring initiative. See "Restructuring" discussed below.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $4.5 million for the three months ended June 30, 2014, an increase of $0.7 million, or 18.8%, compared to the prior year quarter. The increase in consolidated gross profit is primarily the result of higher Diagnostic Services revenue during the three months ended June 30, 2014, compared to the prior year quarter. Consolidated gross profit as a percentage of revenue increased to 30.9% for the three months ended June 30, 2014 from 29.4% for the prior year quarter, primarily as a result of improved radiopharmaceutical and other service costs in our Diagnostic Services business.
Diagnostic Services. Cost of Diagnostic Services revenue primarily consists of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with providing our services. Cost of Diagnostic Services revenue was $8.2 million for the three months ended June 30, 2014, an increase of $1.0 million, or 14.3%, compared to the prior year quarter. For the three months ended June 30, 2014 as compared to the prior year quarter, there was an increase in cost of Diagnostic Services revenue primarily as a result of the provision of incremental cardiac event monitoring services associated with the Telerhythmics acquisition as well as an increased amount of imaging days provided, partially offset by improved radiopharmaceutical and other service costs. Diagnostic Services gross profit was $3.1 million for the three months ended June 30, 2014, an increase of $0.8 million, or 36.6%, from gross profit of $2.3 million for the prior year quarter, primarily as a result of increased revenue volume. Diagnostic Services gross profit as a percentage of Diagnostic Services revenue increased to 27.7% for the three months ended June 30, 2014 from 24.2% for the prior year quarter. The improvement in gross profit was primarily attributable to improved radiopharmaceutical and other service costs.
Diagnostic Imaging. Cost of Diagnostic Imaging revenue primarily consists of materials, labor and overhead costs associated with the manufacturing, warranty and service contracts associated with our products. Cost of Diagnostic Imaging revenue was $1.9 million for the three months ended June 30, 2014, which is consistent with the prior year quarter, primarily as a result of a consistent level of camera units sold during the three months ended June 30, 2014 as compared to the prior year quarter. Diagnostic Imaging gross profit was $1.4 million for the three months ended June 30, 2014, a decrease of $0.1 million, or 8.6%, compared to the prior year quarter as a result of a relatively consistent volume of camera sales but with a less favorable product mix, partially offset by reduced manufacturing and overhead costs. Diagnostic Imaging gross profit as a percentage of Diagnostic Imaging revenue was 42.2% for the three months ended June 30, 2014, compared to 43.8% for the prior year quarter due to a less favorable product mix, partially offset by reduced manufacturing and overhead costs.
Operating Expenses
Research and Development. Research and development expenses are the costs associated with the design, development and expansion of our existing technology and consist of salaries, development material costs, facility and overhead costs, consulting fees, and engineering costs. There were no research and development expenses for the three months ended June 30, 2014, a decrease of $0.2 million from the prior year quarter. The decrease is due to our Diagnostic Imaging restructuring initiative, which focuses on our existing camera product offerings rather than continued development of completely new product offerings. We believe our current product line has a technological advantage over competing products and continued relevance well into the future. In future quarters we plan to primarily utilize outside service providers for research and development services on an as needed basis for updates and enhancements, with the amount of corresponding expenditure fluctuating commensurately quarter by quarter.
Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, travel and marketing costs. Marketing and sales expenses were $1.2 million for the three months ended June 30, 2014, an increase of $0.2 million, or 23.4%, compared to the prior year quarter, primarily as a result of increased marketing and sales resources associated with the Telerhythmics business as well as additional investment in sales resources. On a go forward basis, we expect marketing and sales expense to generally approximate the level of expense noted in the three months ended June 30, 2014.
General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, information technology, executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $2.2 million for the three months ended June 30, 2014, a decrease of $0.4 million, or 14.7%, compared to the prior year quarter. For the three months ended June 30, 2014 as compared to the prior year quarter, there were significantly less legal costs associated with our annual shareholder meeting offset by increased costs related to the administration of the acquired Telerhythmics business. On a go forward basis, we expect general and administrative expense to generally approximate the level of expense noted in the three months ended June 30, 2014 notwithstanding any one-time initiatives.
Restructuring. On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs, including a reduction in force (the "Diagnostic Imaging restructuring initiative"). A total of $1.8 million of costs were incurred related to the Diagnostic Imaging restructuring initiative, including costs of $2 thousand for the three months ended June 30, 2014 which represents a decrease of $0.6 million compared to the prior year quarter. As of June 30, 2014, the Diagnostic Imaging restructuring initiative is complete, and there will be no further costs related to the initiative in the future.
On January 27, 2014, we announced a plan to exit our 47,000 square foot former headquarters facility in Poway, California (the "Facilities restructuring initiative"). This action was undertaken as the facility had excess space and capacity given our current operating plan. We entered into a termination agreement to end the lease on the facility as of April 30, 2014. The original term of the lease would have continued through February 29, 2016. Concurrently with the termination of the lease for the 47,000 square foot Poway, California facility, we entered into a new lease agreement on January 23, 2014 for a separate 21,300 square foot facility in Poway, California to house our Diagnostic Imaging operations. A total of $0.1 million of costs have been incurred related to the Facilities restructuring initiative for the three months ended June 30, 2014. The Facilities restructuring initiative costs consist primarily of lease termination and moving costs. We expect to continue to incur costs related to this initiative throughout the remainder of fiscal year 2014. See Note 7 to the unaudited Condensed Consolidated Financial Statements for additional detail regarding the Facilities restructuring initiative.
Comparison of the Six Months Ended June 30, 2014 and 2013
Revenues
Consolidated. Consolidated revenue was $27.6 million for the six months ended June 30, 2014, an increase of $3.1 million, or 12.9%, compared to the prior year period, primarily as a result of an increase in revenue associated with our Diagnostic Services business, driven by $1.6 million of incremental cardiac event monitoring revenue associated with the Telerhythmics acquisition, which occurred on March 13, 2014, as well as a greater number of imaging days provided offset partially by a decrease in the average mobile imaging rate per day. In addition, Diagnostic Imaging revenue increased for the six months ended June 30, 2014 compared to the prior year period, as a result of increased camera unit sales volume. Diagnostic Services revenue accounted for 75.8% of total revenues for the six months ended June 30, 2014, compared to 75.4% for the prior year period. The percentage of revenue associated with our Diagnostic Services segment was higher for the six months ended June 30, 2014 compared to the same period in the prior year, primarily as a result of incremental cardiac event monitoring revenue associated with the Telerhythmics acquisition.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $7.9 million for the six months ended June 30, 2014, an increase of $1.3 million, or 20.2%, compared to the prior year period. The increase in consolidated gross profit is the result of increases in revenue volume in both the Diagnostic Services and Diagnostic Imaging segments, as well as less costs associated with excess inventory reserves and reduced manufacturing costs in the Diagnostic Imaging segment. Consolidated gross profit as a percentage of revenue increased to 28.8% for the six months ended June 30, 2014 from 27.1% for the prior year period.
Diagnostic Services. Cost of Diagnostic Services revenue was $15.7 million for the six months ended June 30, 2014, an increase of $1.7 million, or 12.4%, compared to the prior year period. The increase in cost of Diagnostic Services revenue is primarily a result of the provision of incremental cardiac event monitoring services associated with the Telerhythmics acquisition as well as an increased amount of imaging days provided. Diagnostic Services gross profit was $5.2 million for the six months ended June 30, 2014, an increase of $0.7 million, or 16.9%, from a gross profit of $4.4 million for the prior year period due to the increase in revenue volume for the six months ended June 30, 2014 compared to the prior year period. Diagnostic Services gross profit as a percentage of Diagnostic Services revenue increased to 24.7% for the six months ended June 30, 2014 from 23.9% for the prior year period. The increase in gross profit was attributable to reduced radiopharmaceutical and other service costs partially offset by unfavorable labor utilization during the three months ended March 31, 2014 as a result of adverse weather conditions.
Diagnostic Imaging. Cost of Diagnostic Imaging revenue was $3.9 million for the six months ended June 30, 2014, an increase of $0.1 million, or 2.0%, compared to the prior year period, which is primarily the result of higher camera unit sales volume partially offset by less costs associated with excess inventory reserves as well as reduced manufacturing costs. Diagnostic Imaging gross profit was $2.8 million for the six months ended June 30, 2014, an increase of $0.6 million, or 26.8%, compared to the prior year period primarily as a result of increased camera unit sales volume, lower camera manufacturing costs and less cost associated with excess inventory reserves. Diagnostic Imaging gross profit as a percentage of Diagnostic Imaging revenue was 41.7% for the six months ended June 30, 2014, compared to 36.5% for the prior year period due to lower camera manufacturing costs and less cost associated with excess inventory reserves.
Operating Expenses
Research and Development. There were no research and development expenses for the six months ended June 30, 2014, a decrease of $1.0 million from the prior year period. The decrease is due to our Diagnostic Imaging restructuring initiative, which focuses on our existing camera product offerings rather than continued development of completely new product offerings. We believe our current product line has a technological advantage over competing products and continued relevance well into the future.
Marketing and Sales. Marketing and sales expenses were $2.3 million for the six months ended June 30, 2014, an increase of $0.1 million, or 4.2%, compared to the prior year period, primarily as a result of increased marketing and sales resources associated with the Telerhythmics business.
General and Administrative. General and administrative expenses were $4.2 million for the six months ended June 30, 2014, a decrease of $0.5 million, or 10.4%, compared to the prior year period, primarily as a result of significantly less legal costs associated with our annual shareholder meeting offset by increased costs related to the administration of the Telerhythmics business.
Restructuring. On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs, including a reduction in force (the "Diagnostic Imaging restructuring initiative"). A total of $1.8 million of costs were incurred related to the Diagnostic Imaging restructuring initiative, including costs of $29 thousand for the six months ended June 30, 2014 which represents a decrease of $1.6 million compared to the prior year period.
On January 27, 2014, we announced a plan to exit our 47,000 square foot former headquarters facility in Poway, California (the "Facilities restructuring initiative"). A total of $0.6 million of costs have been incurred related to the Facilities restructuring initiative for the six months ended June 30, 2014 . The Facilities restructuring initiative costs consist primarily of lease termination and moving costs.
Liquidity and Capital Resources
We generated $1.1 million of positive cash flow from operations during the six months ended June 30, 2014, and expect to continue to generate positive cash flow from operations on an annual basis in the future. Cash flows from operations primarily represent inflows from net income (adjusted for depreciation, amortization and other non-cash items) as well as the net effect of changes in working capital. Cash flows from investing activities primarily represent our investment in capital equipment required to grow our business, as well as acquisition and divestiture activity. Cash flows from financing activities primarily represent outflows related to dividend payments and share repurchases, offset by the receipt of cash related to the exercise of stock options.
Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, and cash generated from operations. As of June 30, 2014, we had cash, cash equivalents and securities available-for-sale of $21.4 million. We generally invest our cash reserves in money market funds, U.S. treasury and corporate debt securities.
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
Cash Flows
The following table shows cash flow information for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(in thousands)	2014	2013
Net cash provided by (used in) operating activities	$1,099	$(1,564)
Net cash used in investing activities	(6,480)	(2,213)
Net cash used in financing activities	(1,784)	(2,789)
Operating Activities
Net cash provided by operating activities increased $2.7 million for the six months ended June 30, 2014 compared to the prior year period. This provision of cash was related to net income generated in the six months ended June 30, 2014 compared to a net loss generated in the prior year period.
Investing Activities
Net cash used in investing activities increased $4.3 million for the six months ended June 30, 2014 compared to the prior year period. This increase was primarily attributable to the acquisition of Telerhythmics. See Note 3 to the unaudited condensed consolidated financial statements for further information related to the acquisition of Telerhythmics.
Financing Activities
Net cash used in financing activities decreased by $1.0 million for the six months ended June 30, 2014 compared to the prior year period. This change is attributable to the lack of share repurchases during the six months ended June 30, 2014, compared to $3.0 million of cash used for share repurchases in the prior year period. Partially offsetting the decrease in cash used for share repurchases during the six months ended June 30, 2014 was $1.9 million of dividend payments. There were no dividend payments during the six months ended June 30, 2013.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2014, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations
We have made significant changes to our contractual obligations from those disclosed within “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report on Form 10-K filed with the SEC on March 20, 2014. The following table summarizes our contractual obligations as of June 30, 2014 (amounts in thousands):

	Payments Due by Period (1)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$4,073	$561	$1,719	$1,287	$506
Capital lease obligations(2)	670	136	477	57	—
Total Contractual Obligations	$4,743	$697	$2,196	$1,344	$506
(1) The table excludes $0.2 million of contingent consideration related to the acquisition of Telerhythmics.
(2) Capital lease obligations includes related interest obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
In connection with our acquisition of Telerhythmics, certain areas of internal control over financial reporting changed. These areas are primarily related to integrating corporate functions at Digirad that previously existed at Telerhythmics. The functions and related internal controls that were affected as a result of the acquisition of Telerhythmics are financial reporting, human resources and information technology. Certain control structure items remain in operation at Telerhythmics, primarily related to the processing and billing of revenues, and collection of those revenues. The control structure at Digirad has been modified to appropriately oversee and incorporate these activities into the overall control structure.
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
See Note 9 to the unaudited Condensed Consolidated Financial Statements for a summary of legal proceedings.

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

3.1
Amended and Restated Certificate of Incorporation of Digirad Corporation (Incorporated by reference to the exhibits to the Company's report on Form 8-K originally filed with the Commission on May 3, 2006, as amended thereafter).

3.2	Amended and Restated Bylaws of Digirad Corporation (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on May 9, 2007).

3.3
Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on May 24, 2013).

4.1
Form of Specimen Stock Certificate (Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Commission on March 19, 2004, as amended on May 24, 2004).

4.2
Preferred Stock Rights Agreement, by and between Digirad Corporation and American Stock Transfer and Trust Company, dated November 22, 2005 (Incorporated by reference to the exhibits to the Registration Statement on the Company's report on Form 8-K filed with the Commission on November 29, 2005).

4.3
Tax Benefit Preservation Plan by and between Digirad Corporation and American Stock Transfer and Trust Company, dated as of May 23, 2013 (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on May 24, 2013).

4.4
Tax Benefit Preservation Plan Amendment, dated November 11, 2013, by and between the Company and American Stock Transfer & Trust Company, LLC (Incorporated by reference to the exhibits to the Company's report on Form 10-K filed with the Commission on March 20, 2014).

10.1
Membership Interest Purchase Agreement, dated March 13, 2014, by and between Digirad Imaging Solutions, Inc. and the Sellers party thereto (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on March 14, 2014)

10.2#
Digirad Corporation 2014 Equity Incentive Award Plan (Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-8 (File No. 333-196562) filed with the Commission on June 6, 2014)

31.1*	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1**	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase***

101.LAB	XBRL Taxonomy Extension Labels Linkbase***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

101.DEF	XBRL Taxonomy Extension Definition Linkbase***
_________________

#	Indicates management contract or compensatory plan.

*	Filed herewith.

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

DIGIRAD CORPORATION

Date:	August 4, 2014	By:	/s/ MATTHEW G. MOLCHAN
Matthew G. Molchan President and Chief Executive Officer (Principal Executive Officer)

Date:	August 4, 2014	By:	/s/ JEFFRY R. KEYES
Jeffry R. Keyes Chief Financial Officer (Principal Financial and Accounting Officer)