Form 10-Q
period 2014-09-30
DIGIRAD CORP
filed 2014-10-31
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
FORM 10-Q
 __________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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
As of October 20, 2014 the registrant had 18,605,362 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION
TABLE OF CONTENTS

IMPORTANT INFORMATION REGARDING FOWARD-LOOKING STATEMENTS	3
PART I. FINANCIAL INFORMATION	4
Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20
Item 4. Controls and Procedures	20
PART II. OTHER INFORMATION	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
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
DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Diagnostic Services	$10,821	$9,489	$31,716	$27,903
Diagnostic Imaging	3,060	2,924	9,749	8,946
Total revenues	13,881	12,413	41,465	36,849

Cost of revenues:
Diagnostic Services	8,063	6,916	23,801	20,920
Diagnostic Imaging	1,409	1,679	5,308	5,501
Total cost of revenues	9,472	8,595	29,109	26,421

Gross profit	4,409	3,818	12,356	10,428

Operating expenses:
Research and development	—	24	—	1,020
Marketing and sales	1,157	1,042	3,497	3,287
General and administrative	2,047	1,754	6,235	6,427
Amortization of intangible assets	93	55	263	178
Restructuring charges	80	79	659	1,693
Gain on sale of assets and license agreement	—	(1,568)	—	(1,568)
Total operating expenses	3,377	1,386	10,654	11,037

Income (loss) from operations	1,032	2,432	1,702	(609)

Other income (expense):
Interest and other income, net	14	13	46	52
Interest expense	(10)	(5)	(27)	(10)
Total other income	4	8	19	42

Income (loss) before income taxes	1,036	2,440	1,721	(567)
Income tax benefit (expense)	(8)	72	(18)	44
Net income (loss)	$1,028	$2,512	$1,703	$(523)

Net income (loss) per share:
Basic	$0.06	$0.14	$0.09	$(0.03)
Diluted	$0.05	$0.14	$0.09	$(0.03)

Shares used in per share computations:
Weighted average shares outstanding – basic	18,601	18,328	18,558	18,890
Weighted average shares outstanding – diluted	18,895	18,580	18,853	18,890

Dividends declared per common share	$0.05	$—	$0.15	$—

Net income (loss)	$1,028	$2,512	$1,703	$(523)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(9)	23	(19)	(35)
Total other comprehensive income (loss)	(9)	23	(19)	(35)
Comprehensive income (loss)	$1,019	$2,535	$1,684	$(558)
See accompanying notes to the unaudited condensed consolidated financial statements

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$12,793	$18,744
Securities available-for-sale	9,022	7,673
Accounts receivable, net	6,594	5,430
Inventories, net	3,543	3,881
Other current assets	760	697
Restricted cash	477	244
Total current assets	33,189	36,669

Property and equipment, net	4,902	4,153
Intangible assets, net	2,670	353
Goodwill	1,337	184
Other assets	70	92
Total assets	$42,168	$41,451

Liabilities and stockholders’ equity
Accounts payable	$1,760	$611
Accrued compensation	3,247	3,472
Accrued warranty	139	137
Deferred revenue	1,423	1,631
Other accrued liabilities	2,043	1,774
Total current liabilities	8,612	7,625
Other liabilities	889	440
Total liabilities	9,501	8,065

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 18,605,362 and 18,504,279 shares issued and outstanding (net of treasury shares) at September 30, 2014 and December 31, 2013, respectively	2	2
Treasury stock, at cost; 2,588,484 shares at September 30, 2014 and December 31, 2013	(5,728)	(5,728)
Additional paid-in capital	154,565	156,968
Accumulated other comprehensive loss	(21)	(2)
Accumulated deficit	(116,151)	(117,854)
Total stockholders’ equity	32,667	33,386
Total liabilities and stockholders’ equity	$42,168	$41,451
See accompanying notes to the unaudited condensed consolidated financial statements

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(Unaudited)

(in thousands)	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income (loss)	$1,703	$(523)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,178	1,269
Amortization of intangible assets	263	178
Provision for bad debt	261	(60)
Stock-based compensation	207	300
Gain on sale of assets	(55)	(1,623)
Amortization of premiums on investments	154	148
Changes in operating assets and liabilities:
Accounts receivable	(1,169)	313
Inventories	406	694
Other assets	(7)	94
Accounts payable	1,113	167
Accrued compensation	(394)	1,090
Deferred revenue	(208)	(355)
Other liabilities	(240)	(873)
Restricted cash	(233)	—
Net cash provided by operating activities	2,979	819

Investing activities
Purchases of property and equipment	(1,147)	(617)
Net proceeds from sale of assets and license agreement	81	1,676
Purchases of securities available-for-sale	(2,617)	(4,679)
Sales and maturities of securities available-for-sale	1,095	3,874
Net cash paid for acquisition	(3,447)	—
Net cash (used in) provided by investing activities	(6,035)	254

Financing activities
Issuances of common stock	173	760
Repurchases of common stock	—	(3,640)
Dividends paid	(2,783)	—
Repayment of long-term debt	(131)	—
Repayment of obligations under capital leases	(154)	(69)
Net cash used in financing activities	(2,895)	(2,949)
Net decrease in cash and cash equivalents	(5,951)	(1,876)
Cash and cash equivalents at beginning of period	18,744	19,514
Cash and cash equivalents at end of period	$12,793	$17,638
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
The financial results for the three and nine months ended September 30, 2014 include the financial results of Telerhythmics, LLC for the period since the acquisition date of March 13, 2014. See Note 3 to the unaudited condensed consolidated financial statements for more information related to the acquisition of Telerhythmics, LLC.
Recent Accounting Pronouncement
In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers which supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The guidance allows for either full retrospective or modified retrospective adoption and will become effective for us in the first quarter of 2017. We are currently evaluating the alternative transition methods and the potential effects of the adoption of this guidance on our financial statements.
Note 2. Basic and Diluted Net Income (Loss) Per Share
For the three and nine months ended September 30, 2014 and 2013, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and vested restricted stock units outstanding during the period. Diluted net income (loss) per common share is calculated to give effect to all dilutive securities, if applicable, using the treasury stock method.
The following table sets forth the reconciliation of shares used to compute basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in thousands)	2014	2013	2014	2013
Weighted average shares outstanding - basic	18,601	18,328	18,558	18,890
Dilutive potential common stock outstanding:
Stock options	294	250	295	—
Restricted stock units	—	2	—	—
Weighted average shares outstanding - diluted	18,895	18,580	18,853	18,890
The following weighted average outstanding common stock equivalents were not included in the calculation of diluted net income (loss) per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in thousands)	2014	2013	2014	2013
Stock options	82	—	85	338
Restricted stock units	—	—	—	12
Total	82	—	85	350
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
At September 30, 2014, we have estimated the fair value of the contingent earn-out opportunity to be $220,000. The earn-out opportunity is estimated based on expected performance of the business over the period from the acquisition date through December 31, 2016, utilizing an income approach. It is reasonably possible that our estimate of the earn-out potential could change in the near term. Any adjustment in the estimated earn-out opportunity until settled will be recorded as a gain or loss to current operations in the period the estimate changes.
As of September 30, 2014, the preliminary allocation of the purchase price to the assets acquired and liabilities assumed on the acquisition date was as follows (in thousands):

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
As of September 30, 2014, we are continuing to obtain and evaluate certain information related to the assets acquired and liabilities assumed. We anticipate closing the measurement period by December 31, 2014.
The below tables display estimated proforma results had the business acquisition been completed as of January 1, 2013. In deriving the proforma results, we utilized the historical operating results of Telerhythmics and adjusted for the impact of the purchase accounting and transaction costs as if the acquisition occurred on January 1, 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Revenues	$13,881	$13,988	$42,620	$41,402
Net income (loss)	$1,041	$2,555	$1,903	$(543)
Included within our consolidated operating results for the three and nine months ended September 30, 2014 are Telerhythmics operations for the period March 14, 2014 through September 30, 2014 as follows:

(in thousands)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenues	$1,155	$2,715
Net loss	$(210)	$(439)
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

(in thousands)	September 30, 2014	December 31, 2013
Raw materials	$2,415	$2,619
Work-in-process	2,777	3,189
Finished goods	476	616
	5,668	6,424
Less reserve for excess and obsolete inventories	(2,125)	(2,543)
Inventories, net	$3,543	$3,881
Note 5. Property and Equipment

(in thousands)	September 30, 2014	December 31, 2013
Machinery and equipment	$23,435	$22,596
Computer hardware and software	2,877	2,497
Leasehold improvements	1,224	861
	27,536	25,954
Accumulated depreciation	(22,634)	(21,801)
Property and equipment, net	$4,902	$4,153
Note 6. Intangibles and Goodwill

	September 30, 2014
(in thousands)	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net (1)
Intangible assets with indefinite useful lives:
Goodwill (2)	Indefinite	$1,337	$—	$1,337

Intangible assets with finite useful lives:
Customer relationships (2)	7.9	$4,850	$(2,834)	$2,016
Trademarks (2)	8.5	600	(36)	564
Patents	4.5	141	(113)	28
Covenants not to compete (2)	4.5	70	(8)	62
Total intangible assets, net		$5,661	$(2,991)	$2,670

	December 31, 2013
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net (1)
Intangible assets with infinite useful lives:
Goodwill	Indefinite	$184	$—	$184

Intangible assets with finite useful lives:
Customer relationships	3.5	$2,940	$(2,622)	$318
Patents	4.9	141	(106)	35
Total intangible assets, net		$3,081	$(2,728)	$353

(1)
Amortization expense for intangible assets, net was $0.3 million and $0.2 million for the nine months ended September 30, 2014 and 2013, respectively. Estimated amortization expense for intangible assets for the remainder of 2014 is $0.1 million, for 2015 is $0.4 million, for 2016 is $0.4 million, for 2017 is $0.4 million, for 2018 is $0.3 million, for 2019 and thereafter is $1.2 million.

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
As a result of the Facilities restructuring initiative, we estimate that we will incur in total approximately $0.7 million to $0.8 million in restructuring charges, which we anticipate to be incurred throughout fiscal year 2014. The estimated charges are comprised of lease termination, moving and other related costs. Through September 30, 2014, we have incurred approximately $0.6 million of charges associated with the Facilities restructuring initiative, consisting primarily of lease termination and moving costs. Restructuring liabilities and associated charges are measured at fair value as incurred.
The following table includes information regarding our Facilities restructuring initiative:

(in thousands)	Accrued at December 31, 2013	Accrued Costs	Cash Payments and Other Reductions	Accrued at September 30, 2014
Total Facilities restructuring initiative	$—	$630	$603	$27

Accrued Facilities restructuring charges at September 30, 2014 are included in the accounts payable and other accrued liabilities line items in the unaudited condensed consolidated balance sheets. All Facilities restructuring charges for the three and nine months ended September 30, 2014 are included in the Diagnostic Imaging segment.
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
The following table includes information regarding our Diagnostic Imaging restructuring initiative:

(in thousands)	Accrued at December 31, 2013	Accrued Costs	Cash Payments and Other Reductions	Accrued at September 30, 2014
Total Diagnostic Imaging restructuring initiative	$489	$29	$512	$6

All accrued Diagnostic Imaging restructuring charges at September 30, 2014 are included in the accrued compensation line item in the unaudited condensed consolidated balance sheets. All Diagnostic Imaging restructuring charges for the three and nine months ended September 30, 2014 are included in the Diagnostic Imaging segment.
Note 8. Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at September 30, 2014 and December 31, 2013.

	Fair Value as of September 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$9,022	$—	$9,022
Liabilities:
Acquisition related contingent consideration	$—	$—	$220	$220

	Fair Value as of December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$7,673	$—	$7,673

The fair value of our corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. We did not reclassify any investments between levels in the fair value hierarchy during the nine months ended September 30, 2014.
The acquisition related contingent consideration is related to our acquisition of Telerhythmics on March 13, 2014.  We will reassess the fair value of the contingent consideration to be settled in cash related to our acquisition of Telerhythmics on a quarterly basis using the income approach, which is a Level 3 measurement. There was no change to the fair value of the acquisition related contingent consideration during the nine months ended September 30, 2014. Significant assumptions used in the measurement include probabilities of achieving the EBITDA milestones.
Securities Available for Sale
Securities available-for-sale primarily consist of investment grade corporate debt securities. We classify all securities as available-for-sale and as current assets, as the sale of such securities may be required prior to maturity to execute management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. It is not more likely than not that we will be required to sell investments before recovery of their amortized costs. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and included in interest income. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in other income (expense) within the condensed consolidated statements of comprehensive income (loss). The realized gains and losses on these sales were minimal for the three and nine months ended September 30, 2014 and 2013.
The following table sets forth the composition of securities available-for-sale as of September 30, 2014 and December 31, 2013.

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of September 30, 2014 (in thousands)			Gains	Losses
Corporate debt securities	3 or less	$9,043	$2	$(23)	$9,022

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of December 31, 2013 (in thousands)			Gains	Losses
Corporate debt securities	3 or less	$7,675	$—	$(2)	$7,673
Note 9. Commitments and Contingencies
Leases
We currently lease facilities and certain automotive equipment under non-cancelable operating leases expiring from October 1, 2014 through November 30, 2021. Rent expense is recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured as determined at lease inception. The difference between rent expense and rent paid is recorded as deferred rent and is included in other liabilities. Rent expense was approximately $0.3 million for the three months ended September 30, 2014 and $0.4 million for the same period in 2013, and $1.1 million for the nine months ended September 30, 2014 and 2013.
As of September 30, 2014, we financed certain information technology and medical equipment and vehicles under capital leases. These obligations are secured by the specific equipment financed under each lease and will be repaid monthly over the remaining lease terms through March 31, 2018.
The future minimum lease payments due under both non-cancelable operating leases and capital leases having initial or remaining lease terms in excess of one year as of September 30, 2014 are as follows (in thousands):

	Operating Leases	Capital Leases
2014	$304	$88
2015	1,048	351
2016	835	276
2017	554	100
2018	490	5
2019	493	—
Thereafter	669	—
Total minimum lease payments	$4,393	$820
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Gross profit by segment:
Diagnostic Services	$2,758	$2,573	$7,915	$6,983
Diagnostic Imaging	1,651	1,245	4,441	3,445
Condensed consolidated gross profit	$4,409	$3,818	$12,356	$10,428

Income (loss) from operations by segment:
Diagnostic Services	$167	$396	$275	$(192)
Diagnostic Imaging (1)	865	2,036	1,427	(417)
Condensed consolidated income (loss) from operations	$1,032	$2,432	$1,702	$(609)

Depreciation and amortization:
Diagnostic Services	$442	$348	$1,248	$1,095
Diagnostic Imaging	55	127	193	352
Condensed consolidated depreciation and amortization	$497	$475	$1,441	$1,447

(in thousands)	As of September 30, 2014	As of December 31, 2013
Identifiable assets by segment:
Diagnostic Services	$17,973	$11,874
Diagnostic Imaging	24,195	29,577
Condensed Consolidated assets	$42,168	$41,451
(1) Included in the Diagnostic Imaging income from operations for the three and nine months ended September 30, 2014, are approximately $0.1 million and $0.7 million of charges, respectively, associated with our Diagnostic Imaging and Facilities restructuring initiatives (See Note 7). Included in the Diagnostic Imaging income (loss) from operations for the three and nine months ended September 30, 2013, are approximately $0.1 million and $1.7 million of charges, respectively, associated with our Diagnostic Imaging restructuring initiative, as well as a gain of approximately $1.6 million associated with the sale of assets and licensing agreement from an uncommercialized surgical imaging system previously in development.

Note 12. Subsequent Events
On October 30, 2014, the Company announced a cash dividend of $0.05 per share payable on November 24, 2014 to shareholders of record on November 12, 2014.

On October 29, 2014, the Company submitted a proposal to acquire PDI, Inc. (PDI), a healthcare commercialization services company. The structure of the potential transaction as well as the related consideration is to be determined at a later date based on discussions with PDI and due diligence activities, if and when the transaction occurs.

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
For several years following our initial public offering in 2004, we focused significant efforts on research and development activities to develop and further enhance our nuclear imaging cameras, primarily for alternative uses within the health care environment. These efforts, along with an infrastructure that was sized for a much higher volume of manufacturing and sales of our nuclear imaging cameras than we experienced, resulted in several years of financial losses. On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs and improve profitability. As a result of the restructuring, we are focusing our efforts on growing our Diagnostic Services business, while at the same time continuing to sell and service our cameras, but at a more profitable level, and with a vastly modified infrastructure. We believe that our cameras have underlying technology and related patents that make them relevant for many years into the future, negating the need for a fixed cost research and development infrastructure.
As part of our focus on growing our business, we continue to evaluate acquisitions and strategic investments that are aligned with our corporate objectives.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the nine months ended September 30, 2014.
Results of Operations
The following tables set forth our results from operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	Percent of 2014 Revenues	2013	Percent of 2013 Revenues	Change from Prior Year
(in thousands)					Dollars	Percent
Revenues:
Diagnostic Services	$10,821	78.0%	$9,489	76.4%	$1,332	14.0%
Diagnostic Imaging	3,060	22.0%	2,924	23.6%	136	4.7%
Total revenues	13,881	100%	12,413	100%	1,468	11.8%
Cost of revenues:
Diagnostic Services	8,063	58.1%	6,916	55.7%	1,147	16.6%
Diagnostic Imaging	1,409	10.2%	1,679	13.5%	(270)	(16.1)%
Total cost of revenues	9,472	68.2%	8,595	69.2%	877	10.2%
Gross profit	4,409	31.8%	3,818	30.8%	591	15.5%

Diagnostic Services gross profit percentage	25.5%		27.1%			(1.6)%
Diagnostic Imaging gross profit percentage	54.0%		42.6%			11.4%

Operating expenses:
Research and development	—	—%	24	0.2%	(24)	(100.0)%
Marketing and sales	1,157	8.3%	1,042	8.4%	115	11.0%
General and administrative	2,047	14.7%	1,754	14.1%	293	16.7%
Amortization of intangible assets	93	0.7%	55	0.4%	38	69.1%
Restructuring charges	80	0.6%	79	0.6%	1	1.3%
Gain on sale of assets and license agreement	—	—%	(1,568)	(12.6)%	1,568	(100.0)%
Total operating expenses	3,377	24.3%	1,386	11.2%	1,991	143.7%
Income from operations	1,032	7.4%	2,432	19.6%	(1,400)	(57.6)%
Total other income	4	—%	8	0.1%	(4)	(50.0)%
Income before income taxes	1,036	7.5%	2,440	19.7%	(1,404)	(57.5)%
Income tax benefit (expense)	(8)	(0.1)%	72	0.6%	(80)	(111.1)%
Net income	$1,028	7.4%	$2,512	20.2%	$(1,484)	(59.1)%

	Nine Months Ended September 30,
	2014	Percent of 2014 Revenues	2013	Percent of 2013 Revenues	Change from Prior Year
(in thousands)					Dollars	Percent
Revenues:
Diagnostic Services	$31,716	76.5%	$27,903	75.7%	$3,813	13.7%
Diagnostic Imaging	9,749	23.5%	8,946	24.3%	803	9.0%
Total revenues	41,465	100%	36,849	100%	4,616	12.5%
Cost of revenues:
Diagnostic Services	23,801	57.4%	20,920	56.8%	2,881	13.8%
Diagnostic Imaging	5,308	12.8%	5,501	14.9%	(193)	(3.5)%
Total cost of revenues	29,109	70.2%	26,421	71.7%	2,688	10.2%
Gross profit	12,356	29.8%	10,428	28.3%	1,928	18.5%

Diagnostic Services gross profit percentage	25.0%		25.0%			—%
Diagnostic Imaging gross profit percentage	45.6%		38.5%			7.1%

Operating expenses:
Research and development	—	—%	1,020	2.8%	(1,020)	(100.0)%
Marketing and sales	3,497	8.4%	3,287	8.9%	210	6.4%
General and administrative	6,235	15.0%	6,427	17.4%	(192)	(3.0)%
Amortization of intangible assets	263	0.6%	178	0.5%	85	47.8%
Restructuring charges	659	1.6%	1,693	4.6%	(1,034)	(61.1)%
Gain on sale of assets and license agreement	—	—%	(1,568)	(4.3)%	1,568	(100.0)%
Total operating expenses	10,654	25.7%	11,037	30.0%	(383)	(3.5)%
Income (loss) from operations	1,702	4.1%	$(609)	(1.7)%	2,311	(379.5)%
Total other income	19	—%	42	0.1%	(23)	(54.8)%
Income (loss) before income taxes	1,721	4.2%	(567)	(1.5)%	2,288	(403.5)%
Income tax benefit (expense)	(18)	—%	44	0.1%	(62)	(140.9)%
Net income (loss)	$1,703	4.1%	$(523)	(1.4)%	$2,226	(425.6)%
Comparison of the Three Months Ended September 30, 2014 and 2013
Revenues
Consolidated. Consolidated revenue was $13.9 million for the three months ended September 30, 2014, an increase of $1.5 million, or 11.8%, compared to the prior year quarter, as a result of an increase in revenue associated with our Diagnostic Services business, driven by $1.2 million of incremental cardiac event monitoring revenue associated with the Telerhythmics acquisition, which occurred on March 13, 2014, as well as a greater number of imaging days provided, offset partially by a decrease in the average mobile imaging rate per day. In addition, Diagnostic Imaging revenue increased $0.1 million compared to the prior year quarter, as a result of a greater volume of camera units sold for the three months ended September 30, 2014 compared to the prior year quarter. Diagnostic Services revenue accounted for 78.0% of total revenues for the three months ended September 30, 2014, compared to 76.4% for the prior year quarter. The percentage of consolidated revenue associated with our Diagnostic Services segment was higher for the three months ended September 30, 2014 compared to the prior year quarter, primarily as a result of incremental cardiac event monitoring revenue associated with the Telerhythmics acquisition. We expect our Diagnostic Services revenue to continue to represent the larger percentage of our consolidated revenue, however the percentage will fluctuate quarter by quarter given the significant variability in the timing and volume of camera unit sales. In addition, Diagnostic Services revenue may generally increase as a percentage of consolidated revenue for future periods as a result of our Diagnostic Imaging restructuring initiative. See "Restructuring" discussed below.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $4.4 million for the three months ended September 30, 2014, an increase of $0.6 million, or 15.5%, compared to the prior year quarter. The increase in consolidated gross profit is the result of reduced manufacturing and overhead costs in the Diagnostic Imaging segment, as well as higher Diagnostic Services revenue during the three months ended September 30, 2014, compared to the prior year quarter. In addition, for the three months ended September 30, 2014, there was favorability from the release of excess inventory reserves due to the sale of previously reserved inventory. Consolidated gross profit as a percentage of revenue increased to 31.8% for the three months ended September 30, 2014 from 30.8% for the prior year quarter, primarily as a result of reduced manufacturing and overhead costs, and the release of excess inventory reserves due to the sale of previously reserved inventory in the Diagnostic Imaging segment.
Diagnostic Services. Cost of Diagnostic Services revenue primarily consists of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with providing our services. Cost of Diagnostic Services revenue was $8.1 million for the three months ended September 30, 2014, an increase of $1.1 million, or 16.6%, compared to the prior year quarter. For the three months ended September 30, 2014 as compared to the prior year quarter, there was an increase in cost of Diagnostic Services revenue primarily as a result of the provision of incremental cardiac event monitoring services associated with the Telerhythmics acquisition as well as an increased amount of imaging days provided. Diagnostic Services gross profit was $2.8 million for the three months ended September 30, 2014, an increase of $0.2 million, or 7.2%, from gross profit of $2.6 million for the prior year quarter, primarily as a result of increased revenue volume. Diagnostic Services gross profit as a percentage of Diagnostic Services revenue decreased to 25.5% for the three months ended September 30, 2014 from 27.1% for the prior year quarter. The decrease in gross profit as a percentage of revenue was primarily attributable to a decrease in the average mobile imaging rate per day with the associated service costs remaining relatively consistent.
Diagnostic Imaging. Cost of Diagnostic Imaging revenue primarily consists of materials, labor and overhead costs associated with the manufacturing, warranty and service contracts associated with our products. Cost of Diagnostic Imaging revenue was $1.4 million for the three months ended September 30, 2014, a decrease of $0.3 million, or 16.1%, compared to the prior year quarter, primarily as a result of reduced manufacturing and overhead costs, and the release of excess inventory reserves due to the sale of previously reserved inventory during the three months ended September 30, 2014 as compared to the prior year quarter. Diagnostic Imaging gross profit was $1.7 million for the three months ended September 30, 2014, an increase of $0.4 million, or 32.6%, compared to the prior year quarter as a result of a greater volume of camera sales as well as reduced manufacturing and overhead costs, and the release of excess inventory reserves due to the sale of previously reserved inventory. Diagnostic Imaging gross profit as a percentage of Diagnostic Imaging revenue was 54.0% for the three months ended September 30, 2014, compared to 42.6% for the prior year quarter due to reduced manufacturing and overhead costs, and the release of excess inventory reserves related to the sale of previously reserved inventory.
Operating Expenses
Research and Development. Research and development expenses are the costs associated with the design, development and expansion of our existing technology and consist of salaries, development material costs, facility and overhead costs, consulting fees, and engineering costs. There were no research and development expenses for the three months ended September 30, 2014, a decrease of $24 thousand from the prior year quarter. The decrease is due to our Diagnostic Imaging restructuring initiative, which focuses on our existing camera product offerings rather than continued development of completely new product offerings. We believe our current product line has a technological advantage over competing products and continued relevance well into the future. In future quarters we plan to primarily utilize outside service providers for research and development services on an as needed basis for updates and enhancements, with the amount of corresponding expenditure fluctuating commensurately quarter by quarter.
Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, travel and marketing costs. Marketing and sales expenses were $1.2 million for the three months ended September 30, 2014, an increase of $0.1 million, or 11.0%, compared to the prior year quarter, primarily as a result of increased marketing and sales resources associated with the Telerhythmics business as well as additional investment in sales resources. On a go forward basis, we expect marketing and sales expense to generally approximate the level of expense noted in the three months ended September 30, 2014.
General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for finance, human resources, information technology, executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $2.0 million for the three months ended September 30, 2014, an increase of $0.3 million, or 16.7%, compared to the prior year quarter as a result of increased costs related to the administration of the acquired Telerhythmics business. On a go forward basis, we expect general and administrative expense to generally approximate the level of expense noted in the three months ended September 30, 2014 notwithstanding any one-time initiatives.
Restructuring. On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs, including a reduction in force (the "Diagnostic Imaging restructuring initiative"). The Diagnostic Imaging restructuring initiative was completed as of June 30, 2014. A total of $1.8 million of costs were incurred related to the Diagnostic Imaging restructuring initiative. No costs were incurred related to the initiative in the three months ended September 30, 2014 which represents a decrease of $79 thousand compared to the prior year quarter.

On January 27, 2014, we announced a plan to exit our 47,000 square foot former headquarters facility in Poway, California (the "Facilities restructuring initiative"). This action was undertaken as the facility had excess space and capacity given our current operating plan. We entered into a termination agreement to end the lease on the facility as of April 30, 2014. The original term of the lease would have continued through February 29, 2016. Concurrently with the termination of the lease for the 47,000 square foot Poway, California facility, we entered into a new lease agreement on January 23, 2014 for a separate 21,300 square foot facility in Poway, California to house our Diagnostic Imaging operations. A total of $0.1 million of costs were incurred related to the Facilities restructuring initiative for the three months ended September 30, 2014. The Facilities restructuring initiative costs consist primarily of lease termination and moving costs. We expect to incur a minimal amount of costs related to this initiative during the remainder of fiscal year 2014. See Note 7 to the unaudited Condensed Consolidated Financial Statements for additional detail regarding the Facilities restructuring initiative.
Gain on sale of assets and license agreement. On July 31, 2013, we entered into an asset purchase agreement with Novadaq Technologies Inc. (“Novadaq”). Under the terms of the asset purchase agreement, we sold Novadaq all of our assets specifically related to an uncommercialized surgical imaging system previously in development. We also licensed certain existing Company technology to Novadaq for their use in the peri-operative field.  We recorded a gain of $1.6 million during the three months ended September 30, 2013 related to the Novadaq agreement.
Comparison of the Nine Months Ended September 30, 2014 and 2013
Revenues
Consolidated. Consolidated revenue was $41.5 million for the nine months ended September 30, 2014, an increase of $4.6 million, or 12.5%, compared to the prior year period, primarily as a result of an increase in revenue associated with our Diagnostic Services business, driven by $2.7 million of incremental cardiac event monitoring revenue associated with the Telerhythmics acquisition, which occurred on March 13, 2014, as well as a greater number of imaging days provided offset partially by a decrease in the average mobile imaging rate per day. In addition, Diagnostic Imaging revenue increased for the nine months ended September 30, 2014 compared to the prior year period, as a result of increased camera unit sales volume. Diagnostic Services revenue accounted for 76.5% of total revenues for the nine months ended September 30, 2014, compared to 75.7% for the prior year period. The percentage of revenue associated with our Diagnostic Services segment was higher for the nine months ended September 30, 2014 compared to the same period in the prior year, primarily as a result of incremental cardiac event monitoring revenue associated with the Telerhythmics acquisition.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $12.4 million for the nine months ended September 30, 2014, an increase of $1.9 million, or 18.5%, compared to the prior year period. The increase in consolidated gross profit is the result of increases in revenue volume in both the Diagnostic Services and Diagnostic Imaging segments, as well as less manufacturing and overhead costs, and favorability related to the release of excess inventory reserves due to the sale of previously reserved inventory. Consolidated gross profit as a percentage of revenue increased to 29.8% for the nine months ended September 30, 2014 from 28.3% for the prior year period.
Diagnostic Services. Cost of Diagnostic Services revenue was $23.8 million for the nine months ended September 30, 2014, an increase of $2.9 million, or 13.8%, compared to the prior year period. The increase in cost of Diagnostic Services revenue is primarily a result of the provision of incremental cardiac event monitoring services associated with the Telerhythmics acquisition as well as an increased amount of imaging days provided. Diagnostic Services gross profit was $7.9 million for the nine months ended September 30, 2014, an increase of $0.9 million, or 13.3%, from a gross profit of $7.0 million for the prior year period due to the increase in revenue volume for the nine months ended September 30, 2014 compared to the prior year period. Diagnostic Services gross profit as a percentage of Diagnostic Services revenue remained at 25.0% for the nine months ended September 30, 2014, consistent with the prior year period.
Diagnostic Imaging. Cost of Diagnostic Imaging revenue was $5.3 million for the nine months ended September 30, 2014, a decrease of $0.2 million, or 3.5%, compared to the prior year period, which is primarily the result of favorability related to the release of excess inventory reserves due to the sale of previously reserved inventory as well as reduced manufacturing costs, partially offset by additional costs associated with higher camera unit sales volume. Diagnostic Imaging gross profit was $4.4 million for the nine months ended September 30, 2014, an increase of $1.0 million, or 28.9%, compared to the prior year period primarily as a result of increased camera unit sales volume, favorability related to the release of excess inventory reserves due to the sale of previously reserved inventory and lower camera manufacturing costs. Diagnostic Imaging gross profit as a percentage of Diagnostic Imaging revenue was 45.6% for the nine months ended September 30, 2014, compared to 38.5% for the prior year period due to favorability related to the release of excess inventory reserves resulting from the sale of previously reserved inventory, and lower camera manufacturing costs.

Operating Expenses
Research and Development. There were no research and development expenses for the nine months ended September 30, 2014, a decrease of $1.0 million from the prior year period. The decrease is due to our Diagnostic Imaging restructuring initiative, which focuses on our existing camera product offerings rather than continued development of completely new product offerings. We believe our current product line has a technological advantage over competing products and continued relevance well into the future.
Marketing and Sales. Marketing and sales expenses were $3.5 million for the nine months ended September 30, 2014, an increase of $0.2 million, or 6.4%, compared to the prior year period, primarily as a result of increased marketing and sales resources associated with the Telerhythmics business.
General and Administrative. General and administrative expenses were $6.2 million for the nine months ended September 30, 2014, a decrease of $0.2 million, or 3.0%, compared to the prior year period, primarily as a result of significantly less legal costs associated with our annual shareholder meeting offset by increased costs related to the administration of the Telerhythmics business.
Restructuring. On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs, including a reduction in force (the "Diagnostic Imaging restructuring initiative"). A total of $1.8 million of costs were incurred related to the Diagnostic Imaging restructuring initiative, including costs of $29 thousand for the nine months ended September 30, 2014 which represents a decrease of $1.7 million compared to the prior year period.
On January 27, 2014, we announced a plan to exit our 47,000 square foot former headquarters facility in Poway, California (the "Facilities restructuring initiative"). A total of $0.6 million of costs have been incurred related to the Facilities restructuring initiative for the nine months ended September 30, 2014 . The Facilities restructuring initiative costs consist primarily of lease termination and moving costs.
Gain on sale of assets and license agreement. On July 31, 2013, we entered into an asset purchase agreement with Novadaq Technologies Inc. (“Novadaq”). Under the terms of the asset purchase agreement, we sold Novadaq all of our assets specifically related to an uncommercialized surgical imaging system previously in development. We also licensed certain existing Company technology to Novadaq for their use in the peri-operative field.  We recorded a gain of $1.6 million during the nine months ended September 30, 2013 related to the Novadaq agreement.
Liquidity and Capital Resources
We generated $3.0 million of positive cash flow from operations during the nine months ended September 30, 2014, and expect to continue to generate positive cash flow from operations on an annual basis in the future. Cash flows from operations primarily represent inflows from net income (adjusted for depreciation, amortization and other non-cash items) as well as the net effect of changes in working capital. Cash flows from investing activities primarily represent our investment in capital equipment required to grow our business, as well as acquisition and divestiture activity. Cash flows from financing activities primarily represent outflows related to dividend payments and share repurchases, offset by the receipt of cash related to the exercise of stock options.
Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, and cash generated from operations. As of September 30, 2014, we had cash, cash equivalents and securities available-for-sale of $21.8 million. We generally invest our cash reserves in money market funds, U.S. treasury and corporate debt securities.
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
Cash Flows
The following table shows cash flow information for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(in thousands)	2014	2013
Net cash provided by operating activities	$2,979	$819
Net cash (used in) provided by investing activities	(6,035)	254
Net cash used in financing activities	(2,895)	(2,949)

Operating Activities
Net cash provided by operating activities increased $2.2 million for the nine months ended September 30, 2014 compared to the prior year period. This provision of cash was primarily related to net income generated in the nine months ended September 30, 2014 compared to a net loss generated in the prior year period.
Investing Activities
Net cash used in investing activities increased $6.3 million for the nine months ended September 30, 2014 compared to the prior year period. This increase was primarily attributable to the outlay of cash to acquire Telerhythmics in the nine months ended September 30, 2014, compared to cash received in the prior year period related to the sale of assets associated with an uncommercialized surgical imaging system previously in development. See Note 3 to the unaudited condensed consolidated financial statements for further information related to the acquisition of Telerhythmics.
Financing Activities
Net cash used in financing activities decreased by $0.1 million for the nine months ended September 30, 2014 compared to the prior year period. This change is attributable to no share repurchases during the nine months ended September 30, 2014, compared to $3.6 million of cash used for share repurchases in the prior year period. Partially offsetting the decrease in cash used for share repurchases during the nine months ended September 30, 2014 was $2.8 million of dividend payments during the nine months ended September 30, 2014. There were no dividend payments during the nine months ended September 30, 2013.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2014, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations
We have made significant changes to our contractual obligations from those disclosed within “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report on Form 10-K filed with the SEC on March 20, 2014. The following table summarizes our contractual obligations as of September 30, 2014 (amounts in thousands):

	Payments Due by Period (1)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$4,393	$304	$1,883	$1,537	$669
Capital lease obligations(2)	820	88	627	105	—
Total Contractual Obligations	$5,213	$392	$2,510	$1,642	$669
(1) The table excludes $0.2 million of contingent consideration related to the acquisition of Telerhythmics.
(2) Capital lease obligations includes related interest obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

DIGIRAD CORPORATION

Date:	October 31, 2014	By:	/s/ MATTHEW G. MOLCHAN
Matthew G. Molchan President and Chief Executive Officer (Principal Executive Officer)

Date:	October 31, 2014	By:	/s/ JEFFRY R. KEYES
Jeffry R. Keyes Chief Financial Officer (Principal Financial and Accounting Officer)