Form 10-K
period 2014-12-31
DIGIRAD CORP
filed 2015-03-06
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates based on the closing stock price on June 30, 2014, was $58,692,296. For purposes of this computation only, all executive officers and directors have been deemed affiliates.
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 24, 2015 was 18,630,945.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year ended December 31, 2014 are incorporated by reference into Part III of this report.

DIGIRAD CORPORATION
FORM 10-K—ANNUAL REPORT
For the Fiscal Year Ended December 31, 2014

PART I
Cautionary Statement Regarding Forward-Looking Statements
Portions of this Annual Report on Form 10-K (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations, and projections regarding our business strategies, market potential, future financial performance, industry, and other matters. This includes, in particular, “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, as well as other portions of this Annual Report on Form 10-K. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause our actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. The most significant of these risks, uncertainties, and other factors are described in “Item 1A — Risk Factors” of this Annual Report on Form 10-K. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Corporate Information
Digirad Corporation was incorporated in Delaware in 1997 as a subchapter C corporation. Unless the context requires otherwise, in this report the terms “we,” “us,” and “our” refer to Digirad® Corporation and our wholly-owned subsidiaries, Digirad Imaging Solutions®, Inc. and Telerhythmics®, LLC.

ITEM 1.	BUSINESS
Overview
Digirad delivers convenient, effective, and efficient diagnostic solutions on an as needed, when needed, and where needed basis. We are one of the largest national providers of in-office nuclear cardiology and ultrasound imaging services, and also provide cardiac event monitoring services. These services are provided to physician practices, hospitals, and imaging centers through our Diagnostic Services business segment. We also sell medical diagnostic imaging systems, including solid-state gamma cameras, for nuclear cardiology and general nuclear medicine applications, as well as provide service on the products we sell through our Diagnostic Imaging business segment.
We were the first to commercialize solid-state nuclear gamma cameras for the detection of cardiovascular disease and other medical conditions. Our imaging systems are sold in both portable (i.e., movable) and fixed (i.e., stationary) configurations, and provide enhanced operability, improved patient comfort, and can result in lower healthcare costs. Our triple-head Cardius® 3 XPO system provides significantly shorter image acquisition time when compared to traditional vacuum tube cameras. Our ergoTM portable imaging system is a large field-of-view general purpose imager featuring a sleek ergonomic design that offers clinical versatility and high performance. The ergoTM expands our reach beyond nuclear cardiology into general nuclear medicine with applicability to various disease states. The ergoTM can be used in the intensive and critical care units, pediatrics, trauma units, patient floors, emergency and operating rooms, women’s health, or research areas. Our nuclear cameras fit easily into floor spaces as small as seven feet by eight feet and facilitate the delivery of nuclear medicine procedures in a physician’s office or an outpatient hospital setting.
Through Diagnostic Services, we offer a convenient and economically efficient imaging services program as an alternative to purchasing a gamma camera or ultrasound equipment, or as an alternative to outsourcing the procedures to another physician or imaging center. For physicians who wish to perform nuclear imaging, echocardiography, vascular or general ultrasound tests, or any combination of these procedures in their offices, we provide the ability for them to engage our services, which includes the use of our imaging system, qualified personnel, and related items required to perform imaging in the their own offices and bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for those services. Diagnostic Services segment's services are also used by large and small hospitals, multi-practice physician groups, and imaging centers. The flexibility of our products and our Diagnostic Services segment's services allow physicians to ensure continuity of care and convenience for their patients and allows them to retain revenue from procedures they would otherwise refer to imaging centers and hospitals. Diagnostic Services segment's services are primarily provided to cardiologists, internal medicine physicians, and family practice doctors who enter into contracts for a set number of service days ranging from once per month to five times per week. We experience some seasonality in our Diagnostic Services business related to vacations, holidays, and inclement weather. Most of the Diagnostic Services business focuses on cardiac care. Many of the physicians who use Diagnostic Services segment's services are reliant on reimbursements from Medicare, Medicaid, and third-party insurers where, in the past, there has been downward price pressure and uncertainty of reimbursement rates due to factors outside the physicians’ control. The uncertainty created by the 2010 healthcare reform laws, Congress’ continued deferred action on the Sustainable Growth Rate reimbursement factor (which is part of the Relative Value Unit calculation of reimbursements for all medical codes associated with the physician fee schedule), and other legislation has also impacted our business in the past, and will likely have some impact on our business in the future. Future changes and impacts may require modifications to our current business model in order for our physician customers and us to maintain a viable economic model.
Through Diagnostic Services, we also offer an outsourced cardiac event monitoring service through our Telerhythmics business. Providing these services offers flexibility and convenience to our customers who do not have to incur the costs of staffing, equipment, and logistics to monitor patients as part of their standard of care. Our cardiac event monitoring services are provided primarily through an independent diagnostic testing facility model which allows us to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for services provided. As such, our cardiac event monitoring services are subject to reimbursements from Medicare, Medicaid, and third-party insurers which are subject to change on a periodic basis. Our cardiac event monitoring services are mainly provided to physician practices and hospitals.
Our Diagnostic Imaging segment's revenue is derived primarily from selling solid-state gamma cameras and post-warranty camera support contracts. We sell our imaging systems to physician offices, hospitals, and imaging centers primarily in the United States, although we have sold some imaging systems internationally. We have relationships and agreements with distributors around the world and believe over time we will continue to develop these relationships to the point where we can eventually grow our sales outside the United States.
On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs and focus on maximizing cash flow from our Diagnostic Services business. This restructuring effort also included a reduction in force. Our restructuring efforts were complete as of December 31, 2014. Going forward, we believe this restructuring plan will allow us to increase the overall profitability and operating cash flow of the Company. However, many other market, regulatory, and competitive factors could impact the effectiveness of our restructuring plan. See Note 11 to the audited consolidated financial statements for further information.
Market Opportunity
Nuclear Imaging
Nuclear imaging is a form of diagnostic imaging in which depictions of the internal anatomy or physiology are generated primarily through non-invasive means. Diagnostic imaging facilitates the early diagnosis of diseases and disorders, often minimizing the scope, cost, and amount of care required and reducing the need for more invasive procedures. Currently, the major types of non-invasive diagnostic imaging technologies available are: x-ray, magnetic resonance imaging (MRI), computerized tomography (CT), ultrasound, positron emission tomography (PET, which is a form of nuclear imaging), and nuclear imaging. The most widely used imaging acquisition technology utilizing gamma cameras is single photon emission computed tomography, or SPECT. All of our current cardiac gamma cameras employ SPECT technology.
Though the utilization rates of competing modalities such as CT, PET, and MRI, and diagnostic procedures such as CT angiography are high, SPECT procedures performed with gamma cameras are expected to continue to be used for a substantial number of cardiac-specific imaging procedures. We believe continued utilization of SPECT technology will be driven by patients having easier access to nuclear medicine services at physicians’ offices, lower purchase and maintenance costs, a smaller physical footprint, and easier service logistics of gamma cameras.
Clinical Applications for Nuclear Imaging
Nuclear imaging is used primarily in cardiovascular, oncology, and neurological applications. Nuclear imaging involves the introduction of very low-level radiopharmaceuticals into the patient’s bloodstream, which are specially formulated to concentrate temporarily in the specific part of the body to be studied. The radiation signals emitted by the radiopharmaceutical materials are then converted into an image of the body part or organ. Nuclear imaging has several advantages over other diagnostic imaging modalities, showing not only the anatomy or structure of an organ or body part, but also its function including blood flow, organ function, metabolic activity, and biochemical activity. Cardiologists as well as a number of internists and other physicians either purchase our nuclear cameras or subscribe to our Diagnostic Services services for in-office cardiac imaging for these advantages.
Ultrasound Imaging
Ultrasound imaging is a form of diagnostic imaging in which depictions of the internal anatomy are generated primarily through non-invasive means. Ultrasound imagers use sonar techniques to generate diagnostic images that facilitate the early diagnosis of diseases and disorders, often minimizing the scope and cost of care required and reducing the need for invasive procedures.

Clinical Applications for Ultrasound Imaging
Ultrasound is one of the most widely used imaging techniques in the United States. Ultrasound imaging is used primarily in obstetrics, internal medicine, cardiovascular care, and vascular health applications. Ultrasound imaging involves the transmission and detection of sound waves into and from a patient’s body. The sound waves transmitted by the ultrasound system are then converted into an image of the body part or organ. Ultrasound imaging also shows the anatomy or structure of many internal organs or body parts, as well as key functional information-including blood flow, wall motion, and organ function. Our ultrasound services are used by cardiologists, internists, and other physicians for in-office echocardiography and general ultrasound imaging.
Cardiac Event Monitoring
Cardiac event monitoring is a form of diagnostic test that allows physicians to see the electrocardiogram (ECG) of a patient’s heart rhythm over a period of time or related to a specific event. The test includes a small monitor that is worn on the patient’s waist and is connected to lead wires affixed to the patient’s chest. The purpose of this test is to capture infrequent heart conditions that may only be experienced outside a physician’s office, as well as to observe the state of the heart in various resting and active situations.
Clinical Applications for Cardiac Event Monitoring
Cardiac event monitoring is a widely utilized cardiac test that provides clinical benefit in situations where the patient’s symptoms occur erratically or infrequently. Often symptoms can occur infrequently, but still be related to life-threatening cardiac conditions that need to be corrected. The use of a cardiac event monitor allows these symptoms to be captured and diagnosed, and ultimately corrected via prescription medications or use of invasive procedures, if required.
Our Imaging Services
Diagnostic Services offers portable nuclear and ultrasound imaging services. We have obtained Intersocietal Commission for Nuclear Cardiology Laboratories (ICANL) and Intersocietal Commission for Echocardiography Laboratories (ICAEL) accreditation for our services. Our nuclear modality services include an imaging system, a certified nuclear medicine technologist and a cardiac stress technician (often a certified or trained nurse or paramedic), the supply of radiopharmaceuticals, and required licensing services for the performance of nuclear imaging procedures under the supervision of physicians. Our licensing infrastructure provides the radioactive materials license, radiation safety officer services, radiation safety training, monitoring and compliant policies and procedures, and the quality assurance function to ensure adherence to applicable state and federal nuclear regulations. The ultrasound imaging service is similar, in that we provide the ultrasound equipment and an experienced ultrasound technologist to perform the service.
Our portable nuclear imaging operations use a “hub and spoke” model in which centrally located regional hubs anchor multiple van routes in the surrounding metropolitan areas. At our Diagnostic Services hubs, clinical personnel load the equipment, radiopharmaceuticals, and other supplies onto specially equipped vans for transport to the physician’s office or other customer locations, where they set up the equipment for the day. After quality assurance testing, a technologist under the physician’s supervision will gather patient information, inject the patient with a radiopharmaceutical, and then acquire the images for interpretation by the physician.
We provide nuclear and ultrasound services primarily under contracts for services delivered on a per-day basis. Under these agreements, physicians pay us a fixed amount for each day and they commit to the scheduling of a minimum number of service days during the contract term, which typically runs for one year, as well as a variable cost associated with the associated volume of patients utilizing our services and radiopharmaceuticals. The same fixed payment amount is due for each day regardless of the number of patients seen or the reimbursement or payment obtained by the physician, practice, hospital, or imaging center.
Our Cardiac Event Monitoring Services
Diagnostic Services also offers remote cardiac event monitoring services. These services include provision of a monitor, remote monitoring by registered nurses, and 24 hours a day, 7 days a week monitoring support for our patients and physician customers. We offer modalities of: mobile cardiac telemetry (MCT), mobile cardiac event monitoring (both in wireless and analog versions), holter monitoring, and pacemaker analysis.
Our monitoring service operates out of a centralized monitoring center located near Memphis, Tennessee. From this location, the majority of monitoring equipment is shipped directly to patient homes once they are enrolled in our service. Patients hook up the equipment with easy to follow instructions, as well as assistance from our monitoring center. Once they are hooked up to the monitoring device, patients are monitored for a period of time ranging from 7 to 30 days. At the conclusion of the monitoring period, the equipment is packaged up and sent back to our monitoring center, after which the equipment is redeployed to the next patient.

We provide our services under contracts with our customers that typically allow for direct billing to Medicare, Medicaid, or third-party private payors once the monitoring cycle is complete. Typically, our contracts can be canceled at any time, and are generally present to create understanding on billing responsibilities.
Our Products
Digirad sells a line of nuclear imaging cameras for nuclear cardiology and general nuclear medicine applications. Our cameras are used in hospitals, imaging centers, physician offices, and by mobile service providers. The central component of a nuclear camera is the detector, and it ultimately determines the overall clinical quality of the image a camera produces. Our nuclear cameras feature detectors based on advanced proprietary solid-state technology developed by us. Solid-state systems have a number of benefits over conventional photomultiplier tube-based camera designs typically offered by our competitors. Our solid-state technology systems are typically 2 - 5 times lighter and considerably more compact than most traditional nuclear systems, making them far easier and less costly to build, very reliable, and able to be utilized for mobile applications. We are a market leader in the mobile solid-state nuclear camera segment.
Our Cardius® family of dedicated cardiac SPECT solid-state imagers are noted for their compactness, portability, and unique upright imaging capabilities that make it possible to image patients up to 500 pounds in a sitting position. Upright imaging makes it possible to image large bariatric, chronic obstructive pulmonary disease (COPD), or claustrophobic patients that typically could not be imaged lying down on competitive systems. We offer fixed dual-head and triple-head cardiac camera models for dedicated use within a facility and portable configurations that make it possible to move the system to provide service to multiple rooms or sites. Our Cardius® XACT SPECT/CT system features a triple-head design and a low dose volume CT attenuation correction methodology, making it possible to perform studies faster with greater interpretation diagnostic confidence. Our XACT camera is sought by departments seeking to improve productivity, increase clinical accuracy, or employ new low dose clinical protocols.
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
Competitive Strengths
We believe that our competitive strength is based on our proprietary solid-state technology in general nuclear medicine and cardiology, as well as our streamlined approach to providing diagnostic services to our customers at the point of need.
Imaging Services and Products

•
Broad Portfolio of Cardiovascular Imaging Services. One of our main competitive advantages is our ability to offer nuclear cardiology imaging, echocardiography imaging, and vascular imaging services. Our ability to offer multiple services strengthens our competitive position at each customer location. The depth of imaging services offered varies depending on the local market opportunity, availability of personnel, and credentialing requirements in the individual markets.

•
Unique Dual Sales and Service Offering. We sell imaging systems to physicians who wish to perform nuclear imaging in their facilities and manage the related service logistics. Through Diagnostic Services, we offer both nuclear and ultrasound services in which we provide our systems and certified personnel to physicians on an annual basis in flexible increments, ranging from one day per month to several days per week without requiring them to make a capital investment, hire personnel, obtain licensure, or manage other logistics associated with operating a nuclear imaging site. Our ability to service our customers in a variety of capacities from selling the capital equipment directly at the point of need or being more flexible in a service-oriented model allows us to serve our customers exactly according to their needs.

•
Leading Solid-State Technology. Our solid-state gamma cameras utilize proprietary photo-detector modules which enable us to build smaller and lighter cameras that are portable, with a degree of ruggedness that can withstand the vibration associated with transportation. We offer a more geometric-efficient design for cardiology and with our ergoTM imaging system, the first large field-of-view solid-state detector system for use in general nuclear medicine, pediatrics, women’s health, and surgery.

•
Portable Applications through Reduced Size and Weight. Our cameras, depending on the model, weigh anywhere from 600 to 1,000 pounds. Competitive anger photomultiplier tube-based technology cameras generally weigh 2 to 5 times as much. Our dedicated cardiac imagers require a floor space of as little as seven feet by eight feet and generally can be installed without facility renovations and use standard power. Our portable cameras are ideal for mobile operators or practices desiring to service multiple office locations or imaging facilities, and for use in our Diagnostic Services in-office service business. We bring nuclear technology to the patient.

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

•
Improved Patient Comfort and Utilization. We believe the upright and open architecture of our patient chair on our imaging cameras reduces patient claustrophobia and increases patient comfort when compared to traditional vacuum tube-based imaging systems, the majority of which require the patient to lie flat and have detector heads rotate around the patient. Upright imaging positioning also reduces false indications that can result from organs pushing-up against the heart while patients are on their backs. Our Cardius® XPO camera series allows for the imaging of patients weighing up to 500 pounds.

•
Intellectual Property Portfolio. We have developed an intellectual property portfolio that includes product, component, and process patents covering various aspects of our imaging systems. We have 38 issued U.S. patents. We also license patents from third parties to enhance our product offering. In addition to our patent portfolio, we have developed proprietary manufacturing, business know-how, and trade secrets. This portfolio of intellectual property provides us with a distinct competitive advantage.

Cardiac Event Monitoring Services

•
Consistent and Relevant Portfolio of Services. In addition to our imaging services, many of our customers require cardiac event monitoring services, and prefer to deal with one service provider to ensure continuity of services and ease of communication. With this new service offering since our acquisition of Telerhythmics, we strengthen our position at each customer location.

•
Excellent Customer Service. We operate our cardiac event monitoring services utilizing equipment that meets our customers’ needs. We do not manufacture any cardiac event monitors ourselves, and are therefore not tethered to any particular device or product unlike many of our competitors; we utilize the best technology for our customers’ application and to meet their needs.

•
Utilization of Highly Trained Staff. We staff our monitoring center only with registered nurses, which provides a much higher level of experience, analysis, and assistance to our customers. Many of our competitors staff their monitoring centers with lesser trained technicians that are not registered nurses, which can lead to poor customer service and poor clinical outcomes.

Business Strategy
Our goals are to achieve and maintain consistent profitability and operating cash flow generation, and grow our business over time via the following:
Diagnostic Services. As a result of our Diagnostic Imaging restructuring announced in February 2013, we have refocused our efforts to drive profitability and cash flow generation in our Diagnostic Services business, with efforts to help it grow over time. Since 2013, we believe the market has shown signs of stabilization in relation to healthcare reform and reimbursement uncertainties and we believe the market has been, and will be, more stable going forward. In addition, we believe that market will be pushed more toward a “market efficient model”, similar to the model provided by our Diagnostic Services business. Our model takes the inefficiencies often associated with medical practices owning their own capital equipment and providing their own staffing and moves it into a streamlined and efficient operation, exactly where we believe healthcare of the future is moving to.
Further, we believe that we have the opportunity to focus our sales approach within our current operating markets to drive density of operations, which will allow us to take advantage of economies of scale and achieve better utilization of our capital equipment and personnel. Finally, we also believe there are a variety of smaller mobile imaging and health care services businesses within the United States, both inside and outside our current operating markets, that we may be able to acquire and further increase our growth rate and density of operations. As we have done in the past, we expect to continue supporting our physician customers by working with them to adjust our Diagnostic Services business model for changes in the market, as well as continuing to focus on aligning our labor and other costs with the variable nature of our revenue streams. Going forward, we continue to see value in our service channel via strategic and technological initiatives designed to increase revenue per day for us and our physician customers, as well as expand our service model offerings.
Diagnostic Imaging. In order to overcome the past market decline of cardiac specific cameras, we have focused our efforts on markets beyond the cardiac-specific nuclear market. Our Cardius® XACT camera is particularly geared toward hospitals and large physician practices. Our ergoTM imaging system also addresses the larger market of general nuclear imaging and provides us with an enhanced market opportunity within the hospital. Our ergoTM imaging system is not just part of a hospital nuclear suite, it is a camera that enables the imaging to be performed wherever the patient is located, and has great promise in areas of the hospital where previously no nuclear imaging has been performed, such as the emergency room and the surgical suite. Further, as a result of our Diagnostic Imaging restructuring announced in February 2013, we have, and believe we can continue to maintain, the overall profitability and cash flow from our Diagnostic Imaging business, primarily from reduced but focused research and development efforts, reduced overhead and manufacturing costs, as well as our outsourced manufacturing operations. Further, we have developed relationships with distributors outside the United States that we believe may, over time, enhance our ability to increase sales of our nuclear imaging cameras outside the United States. See Note 11 to the audited consolidated financial statements for further information regarding our Diagnostic Imaging restructuring.
Business Segments
Our business is organized into two reportable segments: Diagnostic Services and Diagnostic Imaging. See Note 15 to the audited consolidated financial statements for certain segment financial data relating to our business. For the year ended December 31, 2014, we had one customer, Emory Healthcare, that exceeded 10% of our consolidated revenues. For 2014, Emory Healthcare represented 10.9% of our consolidated revenues and 14.3% of our Diagnostic Services revenues. Prior to 2014, no single customer exceeded 10% of our consolidated revenues. We believe we have good relations with Emory Healthcare, however, if we were to lose Emory Healthcare as a customer, it would likely have a material adverse affect on our operations.
Manufacturing
We manufacture our advanced, solid-state nuclear imaging cameras by employing a strategy that combines our internal design expertise and proprietary process technology with highly-qualified outsourced manufacturing providers. Prior to 2013, we manufactured the majority of the component parts associated with our cameras, along with selective outsourcing. In September 2013, we announced an agreement to move much of this process to a qualified, third party manufacturer, with the transition essentially complete at the end of 2014. We believe that our outsourcing efforts resulted in increased efficiencies, flexibility to meet customer demand, and cost reductions. We will continue to perform some final assembly services and final system performance tests at our facility. All of our outsourced suppliers of critical materials, components, and subassemblies undergo ongoing quality audits by us.
We and our third-party manufacturers are subject to FDA Quality System Regulations, state regulations, such as those promulgated by the California Department of Health Services, and standards set by the International Organization for Standardization, or ISO. We are currently certified to the EN ISO 13485:2012 quality standard. We have received certification authorizing CE Marking of our Cardius® XPO, Cardius® X-ACT, and ergoTM gamma cameras, as well as U.S. Food and Drug Administration (FDA) 510(k) clearance for our complete nuclear imaging camera product line. The CE Mark is a requirement for selling in many international markets. In addition, the X-ACT camera utilizes an x-ray technology to provide attenuation correction information for the SPECT reconstruction. We also have received FDA Indications for Use for our ergoTM LFOV General Purpose Imager for molecular breast imaging.
Raw Materials
We, as well our outsource manufacturers, use a wide variety of materials, metals, and mechanical and electrical components for production of our products. In addition, our operations involve the use of radiopharmaceuticals. These materials are primarily purchased from external suppliers, some of which are single-source suppliers. Materials are purchased from selected suppliers based on quality assurance, cost effectiveness, and constraints resulting from regulatory requirements, and we work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability. Global commodity supply and demand can ultimately affect pricing of certain of these raw materials. Though we believe we have adequate available sources of raw materials, there can be no guarantee that we will be able to access the quantity of raw material needed to sustain operations as well as at a cost effective price.
Competition
The market for diagnostic services and nuclear imaging systems is highly competitive. Our business in the private practice and hospital sectors continues to face the challenges of demand for nuclear imaging equipment and diagnostic services, which we believe reflects in part, the impact of the Deficit Reduction Act on the reimbursement environment and the 2010 Healthcare Reform laws, competition from competing imaging modalities, such as CT angiography, PET, and hybrid technologies, as well as general uncertainty in overall healthcare and changes in healthcare, such as the Affordable Care Act. These concepts, along with, until recently, an overall depressed economy, have impacted our operations. We believe that the principal competitive factors in our market include acceptance by physicians, including relationships that we develop with our customers, budget availability for our capital equipment, qualification for reimbursement, pricing, ease-of-use, reliability, and mobility.
In providing Diagnostic Services imaging services, we compete against many smaller local and regional nuclear and/or ultrasound providers, often owner-operators that may or may not follow all relevant health care law and procedures, reducing their overall operating costs. The fixed-installation operators often utilize older, used equipment, and the mobile operators may use older Digirad single-head cameras or newer dual-head cameras. We are the only mobile provider with our own exclusive source of triple-head mobile systems. Some competing operators place new or used cameras into physician offices and then provide the staffing, supplies, and other support as an alternative to a Diagnostic Services service contract. In addition, we compete against imaging centers that install fixed nuclear gamma cameras and make them available to referring physicians in their geographic vicinity. In these cases, the physician sends their patients to the imaging center.
In providing cardiac event monitoring services, we compete against many smaller local and regional service providers, as well as against a few larger, well established medical device companies that provide devices and also provide a service model similar to ours. We believe our advantage in providing our services is the ability to utilize any cardiac event device on the market, and not being constrained by using any particular device. However, our larger competitors have larger sales forces and deeper financial resources that may allow them to have higher cost efficiencies. Further, larger competitors may develop devices that may make our owned devices obsolete, causing us to suffer financial losses as we attempt to change our technology and service model to adapt.
In selling our imaging systems, we compete against several large medical device manufacturers who offer a full line of imaging cameras for each diagnostic imaging technology, including x-ray, MRI, CT, ultrasound, nuclear medicine, or SPECT/CT and PET/CT hybrid imagers. The existing nuclear imaging systems sold by these competitors have been in use for a longer period of time than our products and are more widely recognized and used by physicians and hospitals for nuclear imaging; however, they are generally not solid-state, light-weight, as flexible or portable. Additionally, certain medical device companies have developed a version of solid-state gamma cameras which may directly compete with our product offerings. Many of the larger multi-modality competitors enjoy significant competitive advantages over us, including greater brand recognition, greater financial and technical resources, established relationships with healthcare professionals, broader distribution networks, more resources for product development and marketing and sales, and the ability to bundle products to offer discounts.
Sales
We maintain two sales organizations, which operate independently but in cooperation with each other: Diagnostic Imaging sales, which sells our nuclear gamma cameras and support, and our Diagnostic Services sales, which sells our mobile nuclear and ultrasound imaging, as well as our cardiac event monitoring services. Relative to nuclear imaging, these sales teams work together to ensure that our customers make the right decisions in either utilizing our mobile imaging services or purchasing a nuclear imaging camera for which ever situation best suits their needs, volume, and overall impact to their business. Diagnostic Services sales teams are aligned across geographic areas we have established in order to better serve local market needs. Our Diagnostic Services business is segregated into twelve areas, each area is led by a local or regional business director who is responsible for the needs of our customers in that area and who has local operational responsibility. We expect to increase Diagnostic Services market penetration by focusing on those hospitals and practices that are already within an existing Diagnostic Services operational area in order to increase the density of our current operations and increase the efficiency of our overall cost structure, as well as cross selling our cardiac event monitoring services to our current nuclear and ultrasound imaging customers. We also plan, over time, to utilize the customers and relationships that we have to offer other emerging services that have clinical need and can be provided while at that customer site.
The Diagnostic Imaging business sells imaging systems directly to physicians, primary care multi-specialty groups, clinics, and hospital customers in the United States. Diagnostic Imaging also has distribution agreements with third parties throughout the world and we believe, over time, these relationships can be developed to increase presence and sales to countries outside the United States.
Research and Development
In the past, we have committed a significant amount of resources to research and development activities, primarily surrounding developing new nuclear imaging cameras and alternative applications of that technology. In February 2013, we made a decision to change our strategic direction and focus efforts on expanding our Diagnostic Services business, as well as limiting our nuclear imaging system sales through Diagnostic Imaging to those cameras that already have a proven track record of quality, reliability, and customer need. Based on the new strategic direction, we will be focusing significantly less effort on developing new diagnostic imaging systems. We believe our current systems, with their state of the art technology and robust underlying patents, will be very relevant systems for many years into the future. We will continue to enhance and adjust our existing systems for the changing nuclear imaging market, including software updates and smaller enhancements. However, to accomplish any changes and enhancements, we will utilize what we believe is a deep available pool of contract engineers on a flexible, as needed basis. We have eliminated the fixed costs of a fully staffed research and development department, and as a result, we expect our research and development costs to be minimal going into the future.
As mentioned previously, prior to early 2013, our research and development efforts have been primarily focused on developing our next generation products and alternative applications of our technology. Our research and development expense were zero, $1.0 million, and $3.7 million in 2014, 2013, and 2012, respectively.
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
The following is a summary of some of the laws and regulations applicable to our business:

•
Anti-Kickback Laws. The Medicare/Medicaid Patient Protection Act of 1987, as amended, which is commonly referred to as the Anti-Kickback Statute, prohibits us from knowingly and willingly offering, paying, soliciting, or receiving any form of remuneration in return for the referral of items or services, or to purchase, lease, order, or arrange for or recommend purchasing, leasing, or ordering any good, facility service, or item, for which payment may be made under a federal healthcare program. Violation of the federal anti-kickback law is a felony, punishable by criminal fines and imprisonment, or both, and can result in civil penalties and exclusion from participation in healthcare programs such as Medicare and Medicaid. Many states have adopted similar statutes prohibiting payments intended to induce referrals of products or services paid by Medicaid or other nongovernmental third-party payors.

•
Physician Self-Referral Laws. Federal regulations commonly referred to as the “Stark Law” prohibit physician referrals of Medicare or Medicaid patients to an entity for certain designated health services if the physician or an immediate family member has an indirect or direct financial relationship with the entity, unless a statutory exception applies. We believe that referrals made by our physician customers are eligible to qualify for the “in-office ancillary services” exception to the Stark Law, provided that the services are provided or supervised by the physician or a member of his or her “Group Practice,” as that term is defined under the law, the services are performed in the same building in which the physician regularly practices medicine, and the services are billed by or for the supervising physician or Group Practice. Violations of the Stark Law may lead to the imposition of penalties and fines, the exclusion from participation in federal healthcare programs, and liability under the federal False Claims Act and its whistleblower provisions. Many states have adopted similar statutes prohibiting self-referral arrangements that cover all patients and not just Medicare and Medicaid patients.

•
HIPAA. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits schemes to defraud healthcare benefit programs and fraudulent conduct in connection with the delivery of, or payment for, healthcare benefits, items, or services. HIPAA also establishes standards governing electronic healthcare transactions and protecting the security and privacy of individually identifiable health information. Some states have also enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA.

The American Recovery and Reinvestment Act of 2009, enacted February 17, 2009 made significant changes to HIPAA privacy and security regulations. Effective February 17, 2010, we are regulated directly under all of the HIPAA rules protecting the security of electronic individually identifiable health information and many of the rules governing the privacy of such information.

•
Medical Device Regulation. The FDA classifies medical devices, such as our cameras, into one of three classes, depending on the degree of risk associated with the device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risk are placed in either class I or II, which generally requires the manufacturer to submit to the FDA a pre-market notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, are placed in Class III, requiring an approved Premarket Approval Application (PMA). Our cameras are Class II medical devices which have been cleared for marketing by the FDA. We are also subject to post-market regulatory requirements relating to our manufacturing process, marketing and sales activities, product performance, and medical device reports should there be deaths and serious injuries associated with our products.

•	Pharmaceutical Regulation. Federal and state agencies, including the FDA and state pharmacy boards, regulate the radiopharmaceuticals used in our Diagnostic Services business.

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
Patents
We have developed a patent portfolio that covers our overall products, components, and processes. We have 38 issued U.S. patents. The patents cover, among other things, aspects of solid-state radiation detectors, including our photodiodes, signal processing, and system configuration. Our issued patents expire between August 9, 2016 and April 20, 2030. We have multiple patents covering unique aspects and improvements for many of our products. We have entered into royalty-bearing licenses for several U.S. patents with third parties, where we are the licensee, for exclusive or non-exclusive use in nuclear imaging (subject to certain reservation of rights by the U.S. Government). In addition to our solid-state detector and photodiode technology patents, we hold specific patents for an alternative solid-state method using Cadmium Zinc Telluride that we previously pursued for use in gamma cameras. While each of our patents applies to nuclear medicine, many also apply to the construction of area detectors for other types of medical and non-medical imagers and imaging methods.
Trademarks
As of December 31, 2014, we hold trademark registrations in the United States for the following marks: 2020tc IMAGER®, Digirad®, DigiServ®, Cardius®, SPECTour®, SPECTpak Plus®, Solidium®, DigiTech®, and Telerhythmics®. We have obtained trademark protection for some of these listed marks in the European Union and Japan.
Reimbursement
Our customers typically rely primarily on the Medicare and Medicaid programs and private payors for reimbursement. As a result, demand for our products and services are dependent in part on the coverage and reimbursement policies of these payors. Third party coverage and reimbursement is subject to extensive federal, state, local, and foreign regulation, and private payor rules and policies. In many instances, the applicable regulations, policies, and rules have not been definitively interpreted by the regulatory authorities or the courts, and are open to a variety of interpretations and are subject to change without notice.
The scopes of coverage and payment policies vary among third-party private payors. For example, some payors will not reimburse a provider unless the provider has a contract with the payor, and in many instances such payors will not enter into such contracts without the approval of a third party “radiology benefit manager” that the payor compensates based on reducing the payor’s imaging expense. Other payors prohibit reimbursement unless physicians own or lease our cameras on a full-time basis, or meet certain accreditation or privileging standards. Such payor requirements and limitations can significantly restrict the types of business models we can successfully utilize.
Medicare reimbursement rules are subject to annual changes that may affect payment for services that our customers provide. In addition, Congress has passed healthcare reform proposals that are intended to expand the availability of healthcare coverage and reduce the growth in healthcare spending in the U.S. Many of these laws impact the services that our customers provide, and could change further over time.
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
Employees
As of December 31, 2014, we had a total of 297 full time employees, of which 200 were employed in clinical related positions, 38 in operational roles, 40 in general and administrative functions, and 19 in marketing and sales. We also utilize varying amounts of temporary workers as necessary to fulfill customer requirements. We have not experienced any work stoppages and consider our employee relations to be good.
Availability of Public Reports
We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.
You may obtain a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports on the day of filing with the SEC on our website at www.digirad.com, or by contacting the Investor Relations Department at 858-726-1600.

ITEM 1A.	RISK FACTORS
Risks Related to Our Business and Industry
We may not be able to achieve the benefits of our restructuring efforts.
On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs and focus on maximizing cash flow from our Diagnostic Services business. Restructuring efforts include many complexities, which include but are not limited to changing the way a business conducts operations, changing of key personnel, changing the process in how we manufacture and sell our products, modifying contracts, severing employees, and working with less resources. There is no guarantee that our restructuring efforts will increase profitability and cash flow in our Diagnostic Imaging business, and our efforts could cause unforeseen complexities and additional cash outflows.
Our revenues may decline due to reductions in Medicare and Medicare reimbursement rates.
The success of our business is largely dependent upon our medical professional customers' ability to provide diagnostic care to their patients in an economically sustainable manner, either through the purchase of our imaging systems or using our diagnostic services, or both. Our customers are directly impacted by changes (decreases and increases) in governmental and private payor reimbursements for diagnostic services. We are directly and indirectly impacted by changes in reimbursements. For our businesses where we are indirectly affected by reimbursement changes, we make every effort to act as business partners with our physician customers. For example, in 2010, we proactively adjusted our diagnostic imaging services rates down due to the dramatic reimbursement declines that our customers experienced from the Centers for Medicare & Medicaid Services. Reimbursements remain a source of concern for our customers and downward pressure on reimbursements causes greater pricing pressure on our services and influences the buying decisions of our customers. Although the gap is closing, hospital reimbursements remain higher than in-office reimbursements. Our Diagnostic Imaging segment's products are targeted to serve the hospital market. A smaller portion of our Diagnostic Services business segment operates in the hospital market.
Reductions in reimbursements could significantly impact the viability of in-office imaging performed by independent physicians, as well as the viability of our cardiac event monitoring services business. The historical decline in reimbursements in diagnostic imaging has resulted in cancellations of imaging days in our Diagnostic Services business and the delay of purchase and service decisions by our existing and prospective customers in our Diagnostic Imaging business. Declines in Medicare and Medicaid reimbursement for our relevant diagnostic services modalities are possible due to many factors, including but not limited to, the potential implementation of the federal sustainable growth factor (SGR). The SGR is part of the relative value unit (RVU), a formula that was enacted by Congress as part of the Balanced Budget Act of 1997 to control the cost of the Medicare program. It applies to all health services paid for by Medicare, not just diagnostic services. The application of the SGR has been delayed by Congress for many years, with annual delays of implementation each year. Adoption of SGR could result in Medicare cost reimbursements being reduced over 20% and would impact our business dramatically. There is no assurance that concepts surrounding SGR will be timely or favorably resolved, and if not favorably resolved, it could have a material adverse impact on our business.

Unexpected changes in our relationship with Emory Healthcare could result in a significant reduction in our sales and profits.
Emory Healthcare has contributed a high percentage of our our consolidated revenue. For 2014, Emory Healthcare (Emory) represented 10.9% of our consolidated revenues and 14.3% of our Diagnostic Services revenues. Prior to 2014, Emory did not exceed 10% of our consolidated revenues, however, they were still a significant customer.
We expect that Emory will continue to be one of our most important customers, and it is possible our relationship could expand or contract in the future. Though we do not anticipate any near term changes in our relationship and believe we do have excellent relations with Emory, our business could be materially adversely affected if Emory terminates its arrangement with us, negotiates lower prices, or otherwise alters the nature of its relationship with us.
Our Diagnostic Services revenues may decline due to changes in diagnostic imaging regulations and the use of third party benefit managers by states and private payors to drive down diagnostic imaging volumes.
Nuclear medicine is a “designated health service” under the federal physician self-referral prohibition law known as the “Stark Law,” which states that a physician may not refer designated health services to an entity with which the physician or an immediate family member has a financial relationship, unless a statutory exception applies. Our business model and service agreements are structured to enable our physician customers to meet the statutory in-office ancillary services (IOAS) exception to the Stark Law, allowing them to perform nuclear diagnostic imaging services on their patients in the convenience of their own office. From time-to-time, the Centers for Medicare and Medicaid Services and Congress have proposed to modify the IOAS to further limit or eliminate this exception. Various lobbying organizations are pushing for, and the Medicare Payment Advisory Commission (MedPAC) is actively discussing, recommending that Congress limit the availability of the IOAS exception in order to reduce federal healthcare costs. Legislation has been introduced in prior Congresses to modify or eliminate the exception, but has not been enacted. The outcome of these efforts is uncertain at this time; however, the limitation or elimination of the IOAS exception could significantly impact our Diagnostic Services business segment as currently structured.
Our customers who perform imaging services in their office also experience the continuing efforts by some private insurance companies to reduce healthcare expenditures by hiring radiology benefit managers to help them manage and limit imaging. The federal government has also set aside monies in the 2009 recession recovery acts to hire radiology benefit managers to provide image management services to Medicare/Medicaid and MedPAC has recommended and the Centers for Medicare & Medicaid Services has, in the past, proposed legislation requiring Medicare physicians who engage in a relatively high volume of medical imaging be required to obtain pre-authorization through a radiology benefit manager. A radiology benefit manager is an unregulated entity that performs various functions for private payors and managed care organizations. Radiology benefit manager activities can include pre-authorization for imaging procedures, setting and enforcing standards, approving which contracted physicians can perform the services, such as requiring even the most experienced and highly qualified cardiologists to obtain additional board certifications, or interfering with the financial decision of the private practitioner by requiring them to own their own imaging system and not allowing them to lease the system. The radiology benefit managers often do not provide written documentation of their decisions or an appeals process, leaving leasing physicians unable to challenge their decisions with the carrier or the state insurance department. Unregulated radiology benefit manager activities have and could continue to adversely affect our physician customers' ability to receive reimbursement, therefore impacting our customers' decision to utilize our Diagnostic Services imaging services.
Recently, we outsourced the manufacturing of the majority of the components associated with our nuclear gamma cameras to streamline operations and reduce costs. Outsourcing our manufacturing process may be difficult, could result in business disruptions caused by the outsource partner, and may not result in significant cost savings.
In September 2013, we announced an agreement to outsource the majority of our nuclear gamma camera production processes to a third party. We are now reliant on our third party manufacturer, which could expose us to any disruptions in their supply chain, processes, employees, and other underlying activities associated with their manufacturing process. Should we experience a disruption in their supplying of cameras, we may not be able to find a suitable alternative solution in a reasonable period of time which may cause a disruption in camera sales.
Manufacturing and providing service for our nuclear imaging cameras is highly dependent upon the availability of certain suppliers, thereby making us vulnerable to supply problems that could harm our business.
Our manufacturing process, even through an outsource manufacturer, and our after sale camera support business, relies on a limited number of third parties to supply certain key components of our products. Alternative sources of production and supply may not be readily available or may take several months to scale-up and develop effective production processes. If a disruption in the availability of parts or in the operations of our suppliers were to occur, our ability to have gamma cameras built as well as our ability to provide support could be materially adversely affected. We have developed backup plans and have alternative procedures should we experience a disruption. However, if these plans are unsuccessful, delays in the production and support of our gamma cameras for an extended period of time could cause a loss of revenue and/or higher production and support costs, which could significantly harm our business and results of operations.
Our Diagnostic Services operations are highly dependent upon the availability of certain radiopharmaceuticals, thereby making us vulnerable to supply problems and price fluctuations that could harm our business.
Our Diagnostic Service business involves the use of radiopharmaceuticals. There were significant disruptions in the international supply of these radiopharmaceuticals in 2010, which caused us to cancel services that would have otherwise been provided and this adversely affected our customers, as well as our financial condition in 2010. Since this event, we generally have had sufficient supply, but do experience short-term shortages from time to time. There are limited major nuclear reactors supplying medical radiopharmaceuticals worldwide; however, there is no guarantee that the reactors will remain in good repair and our supplier will have continuing access to ample supply of our radiopharmaceutical product. If we are unable to obtain an adequate supply of the necessary radiopharmaceuticals, we may be unable to utilize our personnel and equipment through our in-office service operations, or the volume of our services could decline and our business may be adversely affected. Shortages can also cause price increases that may not be accounted for in third party reimbursement rates, thereby causing us to lose margin or require us to pass increases on to our physician customers.
Our business is not widely diversified.
We provide our diagnostic services and sell our products primarily into the cardiac nuclear and ultrasound imaging private practice and in-office markets. We may not be able to leverage our assets and technology to diversify our products and services in order to generate revenue beyond the cardiac nuclear and ultrasound imaging private practice markets. If we are unable to diversify our product and service offerings, our financial condition may suffer.
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
In addition, our Diagnostic Services customers may switch to other service providers. Our Diagnostic Services segment, both in diagnostic imaging and cardiac event monitoring, compete against a variety of competitors, some of whom have the advantage of a lower cost structure, and in the case of diagnostic imaging, against imaging centers that install nuclear gamma cameras and make them available to physicians in their geographic vicinity. If these competitors are able to win significant portions of our business, our sales could decline significantly. Our financial condition could be adversely affected under such circumstances.
Our quarterly and annual financial results are difficult to predict and are likely to fluctuate from period to period.
We have historically experienced seasonality in our Diagnostic Services business, and in the past, volatility due to the changing health care environment, the variable supply of radiopharmaceuticals, and the downturns based on the changing U.S. economy. While our physicians are typically obligated to pay us for imaging days to which they have committed, our contracts permit some flexibility in scheduling when services are to be performed. We cannot predict with certainty the degree to which seasonal circumstances such as the summer slowdown, winter holiday vacations, and weather conditions may affect the results of our operations. We have also experienced fluctuations in demand of our cardiac nuclear gamma cameras due to economic conditions, capital budget availability, and other financial or business reasons. In addition, due to the way that customers in our target markets acquire our products, a large percentage of our camera orders are booked during the last month of each quarterly accounting period. As such, a delivery delay of only a few days may significantly impact quarter-to-quarter comparisons of our results of operations. Moreover, the sales cycle in our Diagnostic Imaging segment for cameras is typically lengthy, particularly in the hospital market, which may cause us to experience significant revenue fluctuations.
We spend considerable time and money complying with federal and state laws, regulations, and other rules, and if we are unable to comply with such laws, regulations, and other rules, we could face substantial penalties.
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
We maintain a compliance program to identify and correct any compliance issues and remain in compliance with all applicable laws, to train employees, to audit and monitor our operations, and to achieve other compliance goals. Like most companies with compliance programs, we occasionally discover compliance concerns. In such cases, we take responsive action, including corrective measures when necessary. There can be no assurance that our responsive actions will insulate us from liability associated with any detected compliance concerns.
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
In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators, and third-party payers to control these costs and, more generally, to reform the U.S. health care system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products, and could limit the acceptance and availability of our products. The adoption of some or all of these proposals could have a material adverse effect on our financial position and results of operations.
A portion of our operations are located in a facility that may be at risk from fire, earthquakes, or other disasters.
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
Our operations entail risks of claims or litigation relating to product liability, radioactive contamination, patent infringement, trade secret disclosure, warranty claims, vendor disputes, product recalls, property damage, misdiagnosis, breach of contract, personal injury, and death. Any litigation or claims against us, or claims we bring against others, may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of our management from our core business, and harm our reputation. We may incur significant liability in the event of any such litigation, regardless of the merit of the action. If we are unable to obtain insurance, or if our insurance is inadequate to cover claims, our cash reserves and other assets could be negatively impacted. Additionally, costs associated with maintaining our insurance could become prohibitively expensive, and our ability to become or remain profitable could be diminished.
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
Part of our ongoing business strategy is to acquire businesses that we believe can complement our current business activities, both financially and strategically. On March 13, 2014, we acquired Telerhythmics, LLC with these synergistic benefits in mind. Acquisitions include many complexities, which can include, but are not limited to, risks associated with the acquired business' past activities, loss of customers, regulatory changes that are not anticipated, difficulties in integrating personnel and human resource programs, integrating ERP systems and other infrastructures, and general under performance of the business under Digirad control versus the prior owners. There is no guarantee that our acquisitions will increase the profitability and cash flow of Digirad, and our efforts could cause unforeseen complexities and additional cash outflows, including financial losses.
We may make financial investment in other businesses that may lose value.
As we look for the best ways to deploy our capital and maximize our returns for our businesses and shareholders, we may make financial investments in other businesses or processes for purposes of enhancing our supply chain, creating financial returns, strategic developments, or other purposes. These investments may be speculative in nature, and there is no guarantee that we will experience a financial return and we may lose our entire principal balance if not successful.
Risks Related to Our Common Stock
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
We adopted a tax benefits preservation plan, designed to preserve the value of certain income tax assets, primarily tax net operating loss carryforwards (NOLs), which may discourage acquisition and sale of large blocks of our stock and may result in significant dilution for certain stockholders.
We have adopted a tax benefits preservation plan in the form of a Section 382 Rights Agreement (the 382 Agreement). The 382 Agreement is designed to preserve stockholder value and the value of certain income tax assets primarily associated with NOLs by acting as a deterrent to any person acquiring beneficial ownership of 4.99% or more of the Company’s outstanding common stock without the approval of the Board. The 382 Agreement may discourage existing 5% stockholders from selling their interest in a single block which may impact the liquidity of the Company's common stock, may deter institutional investors from investing in our stock, and may deter potential acquirers from making premium offers to acquire the Company, factors which may depress the market price of our stock.
Anti-takeover provisions in our organizational documents and Delaware law may prevent or delay removal of current management or a change in control.
Our restated certificate of incorporation and restated bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock, and adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. In addition, as a Delaware corporation, we are subject to Delaware law, including Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder unless certain specific requirements are met as set forth in Section 203. These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests, or changes in control.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal executive offices are located in an approximately 8,500 square foot facility in Suwanee, Georgia that had been leased to us on a month to month basis previously. On October 1, 2014, we entered into a long-term lease agreement for the same facility, extending our lease terms to November 30, 2021. Our former corporate headquarters were located in an approximately 47,000 square foot facility in Poway, California. Consistent with our Facilities restructuring initiative, on January 22, 2014, we entered into a termination agreement to end the lease on the 47,000 square foot Poway, California facility as of April 30, 2014. The original term of the lease would have continued through February 29, 2016. Concurrently with the termination of the lease for the 47,000 square foot Poway, California facility, we entered into a new lease agreement on January 23, 2014 for a separate 21,300 square foot facility in Poway, California to house our Diagnostic Imaging operations. The new lease agreement is for the term from March 1, 2014 through February 28, 2021. See Note 11 to the audited consolidated financial statements for further information. In addition to the aforementioned properties, Diagnostic Services leases approximately 25 additional small hub locations in the various states in which we operate, which primarily house our fleet of cameras and vans. The hub location lease terms typically range between one and five years. Diagnostic Services also operates a cardiac event monitoring center which is located in an approximately 8,078 square foot facility in Collierville, Tennessee. The lease will expire on March 12, 2021.

ITEM 3.	LEGAL PROCEEDINGS
See Note 7 to the audited consolidated financial statements for a summary of legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Market under the symbol “DRAD”. The following table presents the high and low per share sale prices of our common stock during the periods indicated, as reported on NASDAQ.

	Year ended December 31,
	2014		2013
	High	Low	High	Low
First Quarter	$3.88	$3.03	$2.53	$1.80
Second Quarter	3.73	3.03	2.68	2.16
Third Quarter	4.19	3.11	2.84	2.32
Fourth Quarter	4.49	3.50	4.85	2.50
As of February 24, 2015 there were approximately 172 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”
Dividend Policy
We paid four quarterly cash dividends of $0.05 per common share for total dividends paid of $0.20 per common share during the year ended December 31, 2014. On February 2, 2015, we announced a dividend of $0.05 per common share payable on February 23, 2015 to shareholders of record as of February 13, 2015.
We presently intend to continue the payment of regular quarterly cash dividends on our common stock. Our ability to pay dividends could be affected by future business performance, liquidity, and capital needs.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities during the fiscal year 2014.
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

	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2014 – October 31, 2014	-	-	2,588,484	$6,271,789
November 1, 2014 – November 30, 2014	-	-	2,588,484	6,271,789
December 1, 2014 – December 31, 2014	-	-	2,588,484	6,271,789
As of December 31, 2014			2,588,484	$6,271,789
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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Stock Market Index and the NASDAQ Medical Equipment Index. The period shown commences on December 31, 2009 and ends on December 31, 2014, the end of our most recent fiscal year. The graph assumes an investment of $100 on December 31, 2009, and the reinvestment of any dividends, if any. The comparisons shown in the graph below are based upon historical data.
The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Digirad Corporation	$100.00	$100.00	$99.33	$97.62	$178.64	$223.10
NASDAQ Stock Market (US Companies)	$100.00	$118.37	$118.98	$140.70	$196.11	$226.12
NASDAQ Medical Equipment Index	$100.00	$106.64	$122.52	$136.39	$159.86	$185.44

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our Audited Consolidated Financial Statements and related disclosures and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. Amounts are presented in thousands, except per share amounts.

	Year Ended December 31,
	2014 (1)(2)	2013 (2)	2012	2011	2010
Consolidated Statements of Operations Data:
Revenues:
Diagnostic Services	$42,170	$37,171	$36,064	$37,794	$39,542
Diagnostic Imaging	13,438	12,205	14,449	15,951	16,641
Total revenues	55,608	49,376	50,513	53,745	56,183
Cost of revenues:
Diagnostic Services	31,721	27,828	27,293	29,672	32,561
Diagnostic Imaging	7,247	7,432	10,128	9,315	11,618
Total cost of revenues	38,968	35,260	37,421	38,987	44,179
Gross profit	16,640	14,116	13,092	14,758	12,004
Operating expenses:
Research and development	—	1,025	3,716	2,738	2,875
Marketing and sales	4,730	4,411	6,402	7,622	5,922
General and administrative	8,344	8,118	7,839	7,741	9,007
Amortization and impairment of intangible assets	356	231	233	331	435
Restructuring loss (gain)	692	1,728	—	(164)	355
Gain on sale of assets and license agreement	—	(1,568)	—	—	—
Total operating expenses	14,122	13,945	18,190	18,268	18,594
Income (loss) from operations	2,518	171	(5,098)	(3,510)	(6,590)
Total other income	19	48	97	250	439
Income (loss) before income taxes	2,537	219	(5,001)	(3,260)	(6,151)
Income tax benefit (expense)	(62)	45	77	(82)	(63)
Net income (loss)	$2,475	$264	$(4,924)	$(3,342)	$(6,214)
Net income (loss) per share:
Basic and diluted	$0.13	$0.01	$(0.26)	$(0.18)	$(0.33)
Diluted	$0.13	$0.01	$(0.26)	$(0.18)	$(0.33)
Shares used in per share calculations:
Basic	18,571	18,789	19,274	19,052	18,774
Diluted	18,878	19,159	19,274	19,052	18,774
Dividends declared per common share	$0.20	$0.05	$—	$—	$—

	December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheets Data:
Cash, cash equivalents and securities	$21,986	$26,417	$27,193	$30,452	$30,247
Working capital	24,659	29,044	31,103	35,585	35,920
Total assets	41,901	41,451	44,909	50,027	52,244
Capital lease obligations	767	488	96	51	79
Total stockholders’ equity	32,645	33,386	36,449	41,487	43,959

(1)	On March 13, 2014, we acquired 100% of the membership interest of Telerhythmics, LLC. See Note 3 to the audited consolidated financial statements.

(2)
On January 27, 2014 and February 28, 2013 we entered into the Facilities restructuring initiative and the Diagnostic Imaging restructuring initiative, respectively. See Note 11 to the audited consolidated financial statements.

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
Overview
We are one of the largest national providers of in-office nuclear cardiology imaging and ultrasound services, and also provide cardiac event monitoring services. Our services are provided to physician practices, hospitals, and imaging centers through our Diagnostic Services business segment. We also sell solid-state gamma cameras for nuclear cardiology and general nuclear medicine applications, as well as provide service on the products we sell through our Diagnostic Imaging business segment. We designed and commercialized the first solid-state nuclear gamma camera for the detection of cardiovascular disease and other medical conditions. Our imaging systems are sold in both portable and fixed configurations, and provide enhanced operability and improved patient comfort. Our nuclear cameras fit easily into floor spaces as small as seven feet by eight feet and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting, or within multiple departments of a hospital, (e.g., emergency and operating rooms).
We generate revenues within two primary operating segments: Diagnostic Services and Diagnostic Imaging. Our primary service offering through Diagnostic Services is a convenient and economically efficient imaging services program as an alternative to purchasing a gamma camera or ultrasound equipment or outsourcing the procedures to another physician or imaging center. For physicians who wish to perform nuclear imaging, echocardiography, vascular or general ultrasound tests, or any combination of these procedures in their offices, we provide the ability for them to engage our services, which includes the use of our imaging system, qualified personnel, and related items required to perform imaging in their own offices and bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for those services. These services are also used by large and small hospitals, multi-practice physician groups, and imaging centers. The flexibility of our products and our service allows physicians to ensure continuity of care and convenience for their patients and allows them to retain revenue from procedures they would otherwise refer to imaging centers and hospitals. The imaging services are primarily provided to cardiologists, internal medicine physicians, and family practice doctors who enter into annual contracts for a set number of days ranging from once per month to five times per week. We experience some seasonality related to vacations, holidays, and inclement weather. Most of the imaging services are focused on cardiac care. Many of the physicians who use Diagnostic Services segment's services are reliant on reimbursements from Medicare, Medicaid, and third-party insurers where, in the past, there has been downward price pressure and uncertainty of reimbursement rates due to factors outside the physicians’ control. The uncertainty created by the 2010 healthcare reform laws, Congress’ continued deferred action on the Sustainable Growth Rate reimbursement factor (which is part of the Relative Value Unit calculation of reimbursements for all medical codes associated with the physician fee schedule), and other legislation has also impacted our business in the past, and will likely have some impact on our business in the future. Future changes and related impacts may require modifications to our current business model in order for our physician customers and us to maintain a viable economic model.
With the acquisition of Telerhythmics, LLC on March 13, 2014, we broadened our suite of service offerings provided through the Diagnostic Services segment, enabling the provision of outsourced cardiac event monitoring services. Providing these services offers flexibility and convenience to our customers who do not have to incur the costs of staffing, equipment, and logistics to monitor patients as part of their standard of care. Our cardiac event monitoring services are provided primarily through an independent diagnostic testing facility model which allows us to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for services provided. As such, our cardiac event monitoring services are subject to reimbursements from Medicare, Medicaid, and third-party insurers which are subject to change on a periodic basis. Our cardiac event monitoring services are mainly provided to physician practices and hospitals.
Our Diagnostic Imaging segment revenue results primarily from selling solid-state gamma cameras and camera maintenance contracts. We sell our imaging systems to physician offices and hospitals primarily in the United States, although we have sold a small number of imaging systems internationally.
For many years since our Initial Public Offering in 2004, we focused significant efforts on research and development activities to develop and further enhance our nuclear imaging cameras, primarily for alternative uses within the health care environment. These efforts, along with a fixed infrastructure that was sized for a much higher volume of manufacturing and sales of our nuclear imaging cameras than we have experienced, resulted in several years of financial losses. On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs and improve profitability (the Diagnostic Imaging restructuring initiative). The Diagnostic Imaging restructuring initiative involved a reduction in force focused on manufacturing, research and development, and administrative personnel. In addition, we entered into an agreement in September 2013 with a third party to outsource the majority of the manufacturing associated with our cameras. All restructuring efforts associated with this initiative were complete as of June 30, 2014. Further, on January 27, 2014, we entered into a termination agreement to end the lease on our 47,000 square foot former headquarters facility in Poway, California (the Facilities restructuring initiative) and moved our Diagnostic Imaging operations into a separate 21,300 square foot facility. All restructuring efforts associated with the Facilities restructuring initiative were complete as of December 31, 2014.
With these restructuring initiatives complete, we are primarily focusing our efforts on growing our Diagnostic Services business, which we plan to accomplish by driving revenue density with our existing customers by providing additional service offerings such as cardiac event monitoring, as well as by increasing our overall customer relationships through territory expansion and acquisition of smaller diagnostic services companies. We will also continue to evaluate acquisition opportunities related to complementary healthcare services and products to diversify and expand our current offerings. We will continue to sell and service our cameras, but at a more profitable level with our restructured, leaner infrastructure. We believe that our cameras have underlying technology and related patents that make them relevant for many years into the future, negating the need for a fixed cost research and development infrastructure.
Our Market
The target market for our products and services is comprised of cardiologists, internal medicine physicians, family practice physicians, and hospitals in the United States that perform or could perform nuclear and ultrasound diagnostic imaging procedures, or have a need for cardiac event monitoring. During the year ended December 31, 2014, through Diagnostic Services we provided imaging services to 617 physicians and physician groups and cardiac event monitoring services to 313 physicians and physician groups. Our Diagnostic Services business currently operates in 27 states. As discussed earlier, in the past our market has been negatively affected by lower physician reimbursements from the Center for Medicare and Medicaid Services (CMS) and third party insurance providers for the codes under which our physician customers bill for our services. We have addressed, and will continue to address, these market pressures by modifying our Diagnostic Services business model, and by assisting our physician customers in complying with new regulations and requirements.
Trends and Drivers
The medical device and services industry, including the market for nuclear and ultrasound imaging systems and services and cardiac event monitoring, is highly competitive. Our business continues to be affected by many factors, including healthcare reimbursement rates, competition from alternative imaging modalities such as positron emission tomography (PET) and computed tomography (CT) angiography, competition from small owner-operated mobile nuclear imaging providers as well as from larger entrenched competitors in the cardiac event monitoring market, and general uncertainty in the healthcare marketplace. We continue to experience market changes due to the fluctuations in reimbursement rates and the uncertainty of healthcare legislation, though we have seen reimbursements stabilize in the last few years.
In our Diagnostic Services segment, our physician customers continue to experience uncertainty in reimbursements from CMS and third party insurance providers for the codes under which our physician customers bill for our services, though, again, we have seen reimbursements stabilize in the last few years. In addition, there has been a trend of physician customers selling their practices to hospitals or larger healthcare systems, which may reduce the volume of our service. As a result, we are continuing to modify our offering and pricing for our services upon contract renewal. The uncertainty over the enactment of future legislation that may impact reimbursement rates continues to linger and cause concern with our physician customers. We continue to consider modification to our business model in order to adapt to environmental and regulatory changes in our dynamic healthcare marketplace.
In our Diagnostic Imaging segment, we continue to focus on single photon emission computed tomography (SPECT) products targeted specifically at the larger physician practices and hospital marketplace. The most widely used imaging acquisition technology utilizing gamma cameras is single SPECT, and all of our current cardiac gamma cameras employ SPECT technology. Despite high utilization rates of competing modalities such as CT, PET, and MRI, and diagnostic procedures such as CT angiography, SPECT procedures performed with gamma cameras are expected to continue to be used for a substantial number of cardiac-specific imaging procedures according to industry experts. We believe continued utilization of SPECT technology will be driven by patients having easier access to nuclear medicine services at physicians’ offices, lower purchase and maintenance costs, a smaller physical footprint, and easier service logistics of gamma cameras. In an emerging trend in cardiology, SPECT technologies are being integrated with other imaging modalities, to form hybrid imaging modalities, such as SPECT/CT, resulting in improved clinical quality and diagnostic certainty.
2014 Financial Highlights
Our consolidated revenues were $55.6 million for the year ended December 31, 2014. This is an increase of $6.2 million, or 12.6%, compared to the prior year period driven by a $5.0 million, or 13.4%, increase in our Diagnostic Services revenue year over year. The increase in Diagnostic Services revenue is primarily due to $3.9 million of incremental cardiac event monitoring revenue resulting from the Telerhythmics acquisition, which occurred on March 13, 2014. We also experienced an increase in the number of days our physician customers utilized our imaging services, driven by the attainment of new customers, partially offset by a reduction in our average daily service fee rates. Diagnostic Imaging segment revenues for the year ended December 31, 2014 increased by $1.2 million, or 10.1%, compared to the prior year, primarily due to an increase in the volume of cameras sold. The number of cameras sold increased to 27 from 20 during the years ended December 31, 2014 and 2013, respectively. Consolidated gross profit increased $2.5 million, or 17.9%, compared to the prior year. The increase in consolidated gross profit is primarily the result of increased overall revenue volume as well as improved gross profit as a percentage of revenue in our Diagnostic Imaging business, with gross profit as a percentage of revenue remaining relatively consistent year over year in our Diagnostic Services business. Our Diagnostic Imaging business segment benefited from the release of excess inventory reserves due to the sale of previously reserved inventory, as well as reduced manufacturing and overhead costs for the year ended December 31, 2014, compared to the prior year. Our total operating expenses remained relatively consistent for the year ended December 31, 2014 compared to the prior year, with decreases in research and development and restructuring costs during the year ended December 31, 2014 offset by the non-recurrence of the $1.6 million one-time gain on the sale of technology to Novadaq which occurred during the year ended December 31, 2013. Our consolidated net income for the year ended December 31, 2014 was $2.5 million, which is an increase of $2.2 million compared to our net income of $0.3 million during the prior year.
For the year ended December 31, 2014, Diagnostic Services operated 78 nuclear gamma cameras and 60 ultrasound imaging systems. We continue to strive to improve our overall profitability through more efficient utilization of our fleet of gamma cameras and ultrasound equipment. We measure efficiency by tracking system utilization, which is measured based on the percentage of days that our nuclear gamma cameras and ultrasound equipment are used to deliver services to customers out of the total number of days that they are available to deliver such services. System utilization increased to 66% for the year ended December 31, 2014, compared to 63% in the prior year, due to an increase in the number of days our physician customers utilized our imaging services.
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, multiple element arrangements, reserves for contractual allowances and doubtful accounts, and inventory valuation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.
Revenue Recognition
We derive revenues primarily from providing in-office services related to the performance of cardiac diagnostic imaging procedures, cardiac event monitoring, and from selling and servicing solid-state digital gamma cameras. We recognize revenue in accordance with the authoritative guidance for revenue recognition, when all of the following four criteria are met: (i) a contract or sales arrangement exists; (ii) products have been shipped and title has transferred or services have been rendered; (iii) the price of the products or services is fixed or determinable; and (iv) collectability is reasonably assured. The timing of revenue recognition is based upon factors such as passage of title and risk of loss, the need for installation, and customer acceptance. These factors are based on the specific terms of each contract or sales arrangement.
Diagnostic Services imaging services revenue is derived from our ability to provide our physician customers with our services, which includes use of our imaging system, qualified personnel, and related items required to perform imaging in their own offices and bill Medicare, Medicaid, and other payors for in-office nuclear and ultrasound diagnostic imaging procedures. Revenue related to diagnostic imaging services is recognized at the time services are performed and collection is reasonably assured. Diagnostic Services segment's imaging services are generally billed on a per-day basis under annual contracts for nuclear diagnostic imaging, which specifies the number of days of service to be provided, or on a flat rate month-to-month basis for ultrasound imaging.
Our cardiac event monitoring services are provided primarily through an independent diagnostic testing facility model which allows us to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for services provided. We also receive reimbursement directly from patients through co-pays and self-pay arrangements. Billings for services reimbursed by third party payors, including Medicare, are recorded as revenue net of contractual allowances. Contractual allowances are estimated based on historical collections by Current Procedural Terminology (CPT) code for specific payors, or class of payors. Adjustments to the estimated receipts, based on final settlement with the third party payors, are recorded upon settlement.
Diagnostic Imaging product revenues are generated from the sales of gamma cameras and follow-on maintenance service contracts. We generally recognize revenue upon delivery and acceptance by customers. We also provide installation and training for camera sales in the United States. Installation and initial training is generally performed shortly after delivery and represents a cost which we accrue at the time revenue is recognized. Neither service is essential to the functionality of the product. Maintenance services are sold beyond the term of the warranty, which is generally one year from the date of purchase. Revenue from these contracts is deferred and recognized ratably over the period of the obligation and is included in Diagnostic Imaging sales.
Multiple Element Arrangements
In fiscal year 2013, we sold all of our assets specifically related to an uncommercialized surgical imaging system previously in development, as well as licensed certain existing Company technology. The transaction was accounted for in accordance with the authoritative guidance for multiple element arrangements. We identified the deliverables at the inception of the agreement and determined which items had value to the customer on a standalone basis, and were therefore separate units of accounting. Non-contingent arrangement consideration was allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each unit of accounting was determined using best estimate of selling price, because neither vendor specific objective evidence (VSOE) of selling price nor third-party evidence of selling price existed for the units of accounting. The non-contingent amount of arrangement consideration allocated to each unit of account was recognized upon performance and delivery of the related unit of accounting.
Allowance for Doubtful Accounts and Billing Adjustments
We provide reserves for doubtful accounts and billing adjustments. We review reserves on a quarterly basis and make adjustments based on our historical experience rate and known collectability issues and disputes. We also consider our bad debt write-off and billing adjustments history. Our estimates of collectability could be impacted by material amounts due to changed circumstances, such as a higher number of defaults or material adverse changes in a payor’s ability to meet its obligations. Within Diagnostic Services, we record adjustments and credit memos that represent billing adjustments subsequent to the performance of service. A provision for billing adjustments is charged against Diagnostic Services revenues and a provision for doubtful accounts is charged to general and administrative expenses.
Contractual Allowances
Our cardiac event monitoring services are provided primarily through an independent diagnostic testing facility model which allows us to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for services provided. Accounts receivable for cardiac event monitoring are recorded at the time revenue is recognized, net of contractual allowances. Contractual allowances are estimated based on historical collections by Current Procedural Terminology (CPT) code for specific payors, or class of payors. The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. Because of continuing changes in the health care industry and third party reimbursement, it is possible that our estimates could change, which could have a material impact on our operations and cash flows.
Business Combinations
Under the acquisition method of accounting, we allocate the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on estimates and assumptions determined by management. We record the excess consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, as goodwill. These valuations require us to make significant estimates and assumptions, especially with respect to intangible assets.
In connection with certain of our acquisitions, additional contingent consideration is earned by the sellers upon completion of certain future performance milestones. In these cases, a liability is recorded on the acquisition date for an estimate of the acquisition date fair value of the contingent consideration by applying the income approach utilizing variable inputs such as anticipated future cash flows, risk-free adjusted discount rates, and nonperformance risk. Any change in the fair value of the contingent consideration subsequent to the acquisition date is recognized in acquisition related (gain) expense, net, a component of operating expenses, in our consolidated statements of comprehensive income (loss). This method requires significant management judgment, including the probability of achieving certain future milestones and discount rates. Future changes in our estimates could result in expenses or gains.
Management typically uses the discounted cash flow method to value our acquired intangible assets. This method requires significant management judgment to forecast future operating results and establish residual growth rates and discount factors. The estimates we use to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.
Inventory
We state inventories at the lower of cost (first-in, first-out) or market (net realizable value) and review our inventory balances for excess and obsolete inventory levels on a quarterly basis. Costs include material, labor, and manufacturing overhead and variance costs. We rely on historical information to support our reserve and utilize management’s business judgment. Per our policy, we generally reserve 100% of the cost of inventory quantities in excess of a defined period of demand. Once inventory is reserved, we do not adjust the reserve balance until the inventory is sold or disposed.
Fair-value of Financial Instruments
The authoritative guidance for fair value measurements defines fair value for accounting purposes, establishes a framework for measuring fair value, and provides disclosure requirements regarding fair value measurements. The guidance defines fair value as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices, or for which fair value can be measured from actively quoted prices in active markets, generally have more pricing observability and require less judgment in measuring fair value. Conversely, assets and liabilities that are rarely traded or not quoted have less pricing observability, and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability, or market, and the nature of the asset or liability. We have categorized our assets and liabilities measured at fair value into a three-level hierarchy in accordance with this guidance. See Note 5 to the audited consolidated financial statements for a further discussion regarding our measurement of assets and liabilities at fair value.
Valuation of Long-Lived Assets including Finite Lived Purchased Intangible Assets
Long-lived assets consist of property and equipment and finite lived intangible assets. We record property and equipment at cost, and record other intangible assets based on their fair values at the date of acquisition. We calculate depreciation on property and equipment using the straight-line method over the estimated useful life of the assets. Charges related to amortization of assets recorded under capital leases are included within depreciation expense. We calculate amortization on other intangible assets using either the accelerated or the straight-line method over the estimated useful life of the assets, based on the nature of when we expect to receive cash inflows generated by the intangible assets.
Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. When indicators of impairment exist, we perform a review of the carrying value of our long-lived assets to be held and used, including certain identifiable intangible assets. No impairment losses were recorded on long-lived assets during the years ended December 31, 2014, 2013, or 2012.
Valuation of Goodwill
We review goodwill for impairment on an annual basis during the fourth quarter, as well as when events or changes in circumstances indicate that the carrying value may not be recoverable. We begin the process by assessing qualitative factors in determining whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. After performing the aforementioned assessment and upon review of the results of such assessment, we may begin performing step one of the two-step impairment analysis by quantitatively comparing the fair value of the reporting unit with goodwill to the carrying value of its long-term assets. If the carrying value of the long-term assets exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test, whereby the carrying value of the reporting unit’s goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference would be recorded. No impairment losses were recorded on goodwill during the years ended December 31, 2014, 2013, or 2012.
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

On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business. In addition, on January 27, 2014, we announced a plan to exit our 47,000 square foot former headquarters facility in Poway, California. See Note 11 to the audited consolidated financial statements for further detail.
Share-Based Compensation
We grant options to purchase our common stock and restricted stock units (RSUs) to our employees and directors under our equity compensation plans. We estimate the fair value of the stock option awards using the Black-Scholes option-pricing model on the date of grant. The fair value of RSUs is based on the stock price on the date of grant. The fair value of equity instruments that are expected to vest are recognized using the straight-line method over the requisite service period. We estimated the forfeiture rate based on historical data for forfeitures and we are recognizing compensation costs only for those equity awards expected to vest.
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
The authoritative guidance for income taxes defines a recognition threshold and measurement attributes for financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. The guidance also provides direction on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under the guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We recognize interest and penalties related to uncertain tax positions as a component of the income tax provision.
Results of Operations
The following table sets forth our results from operations for the years ended December 31, 2014, 2013, and 2012 (in thousands, except percentages):

	Year ended December 31,				Change from Prior Year
	2014	% of 2014 Revenues	2013	% of 2013 Revenues	Dollars	Percent
Revenues:
Diagnostic Services	$42,170	75.8%	$37,171	75.3%	$4,999	13.4%
Diagnostic Imaging	13,438	24.2%	12,205	24.7%	1,233	10.1%
Total revenues	55,608	100.0%	49,376	100.0%	6,232	12.6%
Total cost of revenues	38,968	70.1%	35,260	71.4%	3,708	10.5%
Gross profit	16,640	29.9%	14,116	28.6%	2,524	17.9%
Operating expenses:
Research and development	—	—%	1,025	2.1%	(1,025)	(100.0)%
Marketing and sales	4,730	8.5%	4,411	8.9%	319	7.2%
General and administrative	8,344	15.0%	8,118	16.4%	226	2.8%
Amortization of intangible assets	356	0.6%	231	0.5%	125	54.1%
Restructuring charges	692	1.2%	1,728	3.5%	(1,036)	(60.0)%
Gain on sale of assets and license agreement	—	—%	(1,568)	(3.2)%	1,568	(100.0)%
Total operating expenses	14,122	25.4%	13,945	28.2%	177	1.3%
Income from operations	2,518	4.5%	171	0.3%	2,347	1,372.5%
Total other income	19	—%	48	0.1%	(29)	(60.4)%
Income before income taxes	2,537	4.6%	219	0.4%	2,318	1,058.4%
Income tax (expense) benefit	(62)	(0.1)%	45	0.1%	(107)	(237.8)%
Net income	$2,475	4.5%	$264	0.5%	$2,211	837.5%

	Year Ended December 31,				Change from Prior Year
	2013	% of 2013 Revenues	2012	% of 2012 Revenues	Dollars	Percent
Revenues:
Diagnostic Services	$37,171	75.3%	$36,064	71.4%	$1,107	3.1%
Diagnostic Imaging	12,205	24.7%	14,449	28.6%	(2,244)	(15.5)%
Total revenues	49,376	100.0%	50,513	100.0%	(1,137)	(2.3)%
Total cost of revenues	35,260	71.4%	37,421	74.1%	(2,161)	(5.8)%
Gross profit	14,116	28.6%	13,092	25.9%	1,024	7.8%
Operating expenses:
Research and development	1,025	2.1%	3,716	7.4%	(2,691)	(72.4)%
Marketing and sales	4,411	8.9%	6,402	12.7%	(1,991)	(31.1)%
General and administrative	8,118	16.4%	7,839	15.5%	279	3.6%
Amortization of intangible assets	231	0.5%	233	0.5%	(2)	(0.9)%
Restructuring charges	1,728	3.5%	—	—%	1,728	100.0%
Gain on sale of assets and license agreement	(1,568)	(3.2)%	—	—%	(1,568)	100.0%
Total operating expenses	13,945	28.2%	18,190	36.0%	(4,245)	(23.3)%
Income (loss) from operations	171	0.3%	(5,098)	(10.1)%	5,269	(103.4)%
Total other income	48	0.1%	97	0.2%	(49)	(50.5)%
Income (loss) before income taxes	219	0.4%	(5,001)	(9.9)%	5,220	(104.4)%
Income tax benefit	45	0.1%	77	0.2%	(32)	(41.6)%
Net income (loss)	$264	0.5%	$(4,924)	(9.7)%	$5,188	(105.4)%

Comparison of Years Ended December 31, 2014 and 2013
Revenues
Consolidated. Consolidated revenue was $55.6 million for the year ended December 31, 2014, an increase of $6.2 million, or 12.6%, from the prior year, driven by a $5.0 million, or 13.4%, increase in our Diagnostic Services revenue year over year. The increase in Diagnostic Services revenue is primarily due to $3.9 million of incremental cardiac event monitoring revenue resulting from the Telerhythmics acquisition, which occurred on March 13, 2014. The remaining increase in Diagnostic Services revenue for the year ended December 31, 2014 compared to the prior year is due to a greater number of imaging days provided, offset partially by a decrease in the average mobile imaging rate per day. Diagnostic Imaging revenue increased $1.2 million, or 10.1%, compared to the prior year, as a result of a greater volume of camera units sold during the year ended December 31, 2014 compared to the prior year. Diagnostic Services revenue accounted for 75.8% of total revenues for the year ended December 31, 2014, compared to 75.3% for the prior year. We expect Diagnostic Services revenue to continue to represent the larger percentage of our consolidated revenue.
Diagnostic Services. Our Diagnostic Services revenue was $42.2 million for the year ended December 31, 2014, an increase of $5.0 million, or 13.4%, from the prior year. The primary driver of the increase is the Telerhythmics acquisition, which occurred on March 13, 2014, and contributed $3.9 million of incremental cardiac event monitoring revenue during the year ended December 31, 2014. The remaining increase in Diagnostic Services revenue for the year ended December 31, 2014 compared to the prior year was due to a greater number of imaging days provided as well as greater ancillary revenue from short term equipment rentals, offset partially by a decrease in the average mobile imaging rate per day.
Diagnostic Imaging. Our Diagnostic Imaging revenue was $13.4 million for the year ended December 31, 2014, an increase of $1.2 million, or 10.1%, compared to the prior year, primarily due to an increase in the volume of cameras sold, offset partially by attrition in the number of associated camera maintenance contracts. The number of cameras sold increased to 27 from 20 during the years ended December 31, 2014 and 2013, respectively, as a result of additional sales resources and overall improved market conditions. Further, a more favorable product mix was sold during the year ended December 31, 2014 as compared to the prior year, which led to a higher blended average selling price per camera year over year.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $16.6 million for the year ended December 31, 2014, an increase of $2.5 million, or 17.9%, compared to the prior year. The increase in consolidated gross profit is primarily the result of increased overall revenue volume as well as improved gross profit as a percentage of revenue in our Diagnostic Imaging business. Our Diagnostic Imaging business segment benefited from the release of excess inventory reserves due to the sale of previously reserved inventory, as well as reduced manufacturing and overhead costs for the year ended December 31, 2014, compared to the prior year. Consolidated gross profit as a percentage of revenue increased to 29.9% for the year ended December 31, 2014 from 28.6% for the prior year.
Diagnostic Services. Cost of Diagnostic Services revenue consists of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with the provision of services. Cost of Diagnostic Services revenue was $31.7 million for the year ended December 31, 2014, an increase of $3.9 million, or 14.0%, from the prior year. The increase in cost of Diagnostic Services revenue is primarily a result of the provision of incremental cardiac event monitoring services associated with the Telerhythmics acquisition as well as an increased amount of imaging days provided. Diagnostic Services gross profit was $10.4 million for the year ended December 31, 2014, an increase of $1.1 million, or 11.8%, as compared to the prior year primarily as a result of increased revenue year over year. Diagnostic Services gross profit as a percentage of Diagnostic Services revenue decreased to 24.8% for the year ended December 31, 2014 from 25.1% in the prior year. The decrease in gross profit as a percentage of revenue was attributable to a decrease in the average mobile imaging rate per day with the associated service costs remaining relatively consistent, as well as first year integration efforts and costs associated with the Telerhythmics acquisition, partially offset by favorable gross profit contribution from short term equipment rentals. We expect to continue to have integration costs and some inefficiencies in our cardiac event monitoring business during the first half of 2015, after which we believe costs will be reduced and efficiencies will increase.
Diagnostic Imaging. Cost of Diagnostic Imaging segment revenue primarily consists of materials, labor, and overhead costs associated with the manufacturing and warranty of our products. Cost of Diagnostic Imaging revenues was $7.2 million for the year ended December 31, 2014, a decrease of $0.2 million, or 2.5%, over the prior year, primarily as a result of a net $0.6 million release of excess inventory reserves due to the sale of previously reserved inventory during the year ended December 31, 2014, as well as reduced manufacturing and overhead costs. Diagnostic Imaging gross profit was $6.2 million for the year ended December 31, 2014, an increase of $1.4 million, or 29.7%, as compared to the prior year due to a greater volume of camera sales, and the release of excess inventory reserves due to the sale of previously reserved inventory, as well as reduced manufacturing and overhead costs. Diagnostic Imaging gross profit as a percentage of Diagnostic Imaging revenue increased to 46.1% for the year ended December 31, 2014 from 39.1% for the prior year primarily due to reduced excess and obsolete inventory costs, reduced manufacturing and overhead costs, and a more favorable product mix for cameras.

Operating Expenses
Research and Development.  Research and development expenses are the costs associated with the design, development, and expansion of our existing technology and consist of salaries, development material costs, facility and overhead costs, consulting fees, and non-recurring engineering costs. There were no research and development expenses for the year ended December 31, 2014, representing a decrease of $1.0 million, or 100.0%, compared to the prior year. The decrease is due to our Diagnostic Imaging restructuring initiative, which focuses on our existing camera product offerings rather than continued development of new product offerings with alternative applications. We believe our current product line has a technological advantage over competing products and continued relevance well into the future. On a go forward basis, we plan to primarily utilize outside service providers for research and development services on an as needed basis for updates and enhancements, with the amount of corresponding expenditure fluctuating commensurately quarter by quarter. Research and development expenses were 0.0% and 8.4% of Diagnostic Imaging revenue for the years ended December 31, 2014 and 2013, respectively.
Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials, and trade show costs. Marketing and sales expenses were $4.7 million for the year ended December 31, 2014, an increase of $0.3 million, or 7.2%, compared to the prior year, primarily as a result of increased sales resources associated with the Telerhythmics business, as well as additional investment in Diagnostic Imaging sales resources, offset partially by reduced marketing costs associated with new and developmental product offerings. Marketing and sales expenses as a percentage of total revenues were 8.5% and 8.9% for the years ended December 31, 2014 and 2013, respectively. We expect marketing and sales expense for fiscal year 2015 to be relatively consistent with, or increase marginally compared to, fiscal year 2014.
General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology, and executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $8.3 million for the year ended December 31, 2014, an increase of $0.2 million, or 2.8%, compared to the prior year, primarily as a result of increased costs related to the administration of the Telerhythmics business, partially offset by less cost associated with our 2014 annual shareholder meeting compared to the $0.7 million of legal costs incurred in the year ended December 31, 2013 related to the 2013 proxy contest and subsequent legal proceedings associated with the proxy contest. General and administrative expenses were 15.0% of total revenue for the year ended December 31, 2014 compared to 16.4% for the prior year. We expect general and administrative expense to generally approximate the level of expense in the year ended December 31, 2014 notwithstanding any one-time initiatives.
Restructuring.  On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs, including a reduction in force (the Diagnostic Imaging restructuring initiative). The Diagnostic Imaging restructuring initiative was completed as of June 30, 2014. A total of $1.8 million of costs were incurred related to the Diagnostic Imaging restructuring initiative, with $29 thousand incurred in the year ended December 31, 2014 and $1.7 million incurred in the year ended December 31, 2013.
On January 27, 2014, we announced a plan to exit our 47,000 square foot former headquarters facility in Poway, California (the Facilities restructuring initiative). This action was undertaken as the facility had excess space and capacity given our current operating plan. We entered into a termination agreement to end the lease on the facility as of April 30, 2014. The original term of the lease would have continued through February 29, 2016. Concurrently with the termination of the lease for the 47,000 square foot Poway, California facility, we entered into a new lease agreement for a separate 21,300 square foot facility to house our Diagnostic Imaging operations. As a result of the facilities restructuring initiative, we incurred a total of $0.7 million of restructuring charges, all of which were incurred during the year ended December 31, 2014. All restructuring efforts associated with this initiative were complete as of December 31, 2014.
We do not expect to incur restructuring charges in fiscal year 2015, although will continue to assess the need to restructure our business to address market changes and achieve corporate objectives.
Gain on sale of assets and license agreement. On July 31, 2013, we entered into an asset purchase agreement with Novadaq Technologies Inc. (Novadaq). Under the terms of the asset purchase agreement, we sold Novadaq all of our assets specifically related to an uncommercialized surgical imaging system previously in development. We also licensed certain existing Company technology to Novadaq for their use in the peri-operative field. In exchange, we received upfront consideration of $2.0 million, and could receive up to $1.0 million in deferred contingent payments based on the achievement of specific regulatory and commercial milestones as well as a royalty on sales, if any. A gain of $1.6 million representing the $2.0 million of upfront consideration less legal, consulting, and other transaction fees as well as the cost basis of the inventory, was recorded during the year ended December 31, 2013. The sale of the technology is consistent with our focus on our existing camera product offerings, rather than development of completely new product offerings.

Comparison of Years Ended December 31, 2013 and 2012
Revenues
Consolidated. Consolidated revenue was $49.4 million for the year ended December 31, 2013, a decrease of $1.1 million, or 2.3%, from the prior year, primarily as a result of lower camera revenue generated from product sales in our Diagnostic Imaging business segment, partially offset by increased revenue in our Diagnostic Services business segment. Diagnostic Services revenue accounted for 75.3% of total revenues for the year ended December 31, 2013, compared to 71.4% for the prior year.
Diagnostic Services. Our Diagnostic Services revenue was $37.2 million for the year ended December 31, 2013, an increase of $1.1 million, or 3.1%, from the prior year. The increase is attributable to growth in the number of days our physician customers utilized our imaging services driven by the attainment of new customers, partially offset by a decline in our daily service fee.
Diagnostic Imaging. Our Diagnostic Imaging revenue was $12.2 million for the year ended December 31, 2013, a decrease of $2.2 million, or 15.5%, compared to the prior year, primarily due to a decline in the volume of cameras sold as well as attrition in the number of associated camera maintenance contracts. The number of cameras sold decreased to 20 from 29 during the year ended December 31, 2013 and 2012, respectively, as a result of focusing on the profit margin of camera sales in fiscal year 2013 with reduced emphasis on the total volume of sales. The decrease in the volume of camera sales was partially offset by an increase in the average selling price per camera during the year ended December 31, 2013 as compared to the prior year.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $14.1 million for the year ended December 31, 2013, an increase of $1.0 million, or 7.8%, compared to the prior year.  The increase in consolidated gross profit is primarily the result of increased gross profit generated in our Diagnostic Services business segment, resulting from increased revenue and favorable radiopharmaceutical costs. Our Diagnostic Imaging business segment benefited from lower excess and obsolete inventory costs for the year ended December 31, 2013, compared to the prior year. Significant excess and obsolete inventory costs were incurred during the year ended December 31, 2012 as a result of the Diagnostic Imaging restructuring initiative. Consolidated gross profit as a percentage of revenue increased to 28.6% for the year ended December 31, 2013 from 25.9% for the prior year.
Diagnostic Services. Cost of Diagnostic Services revenue was $27.8 million for the year ended December 31, 2013, an increase of $0.5 million, or 2.0%, from the prior year, primarily as a result of increased revenues, partially offset by lower radiopharmaceutical costs and depreciation expense. Diagnostic Services gross profit was $9.3 million for the year ended December 31, 2013, an increase of $0.6 million, or 6.5%, as compared to the prior year. Diagnostic Services gross profit as a percentage of Diagnostic Services revenue increased to 25.1% for the year ended December 31, 2013 from 24.3% for the prior year due to lower radiopharmaceutical costs, depreciation expense, and an improvement in operational performance primarily associated with the management of resources.
Diagnostic Imaging. Cost of Diagnostic Imaging revenues was $7.4 million for the year ended December 31, 2013, a decrease of $2.7 million, or 26.6%, over the prior year primarily as a result of the reduced volume of camera sales and approximately $1.0 million less of excess and obsolete inventory costs year over year. Diagnostic Imaging gross profit was $4.8 million for the year ended December 31, 2013, an increase of $0.5 million, or 10.5%, as compared to the prior year. Diagnostic Imaging gross profit as a percentage of Diagnostic Imaging revenue increased to 39.1% for the year ended December 31, 2013 from 29.9% for the prior year primarily due to reduced excess and obsolete inventory costs and improved average selling prices and product mix for cameras.
Operating Expenses
Research and Development. Research and development expenses were $1.0 million for the year ended December 31, 2013, representing a decrease of $2.7 million, or 72.4%, compared to the prior year. The decrease is due to our Diagnostic Imaging restructuring initiative, which focuses on our existing camera product offerings rather than continued development of new product offerings with alternative applications. Research and development expenses were 8.4% and 25.7% of Diagnostic Imaging revenue for the years ended December 31, 2013 and 2012, respectively.
Marketing and Sales.  Marketing and sales expenses were $4.4 million for the year ended December 31, 2013, a decrease of $2.0 million, or 31.1%, compared to the prior year, primarily as a result of the Diagnostic Imaging restructuring initiative. Marketing and sales expenses as a percentage of total revenues were 8.9% and 12.7% for the years ended December 31, 2013 and 2012, respectively.
General and Administrative. General and administrative expenses were $8.1 million for the year ended December 31, 2013, an increase of $0.3 million, or 3.6%, compared to the prior year primarily as a result of costs associated with our 2013 proxy contest and the subsequent legal proceedings associated with the proxy contest, as well as higher variable compensation expense associated with Company performance. The aforementioned increases in general and administrative expense for the year ended December 31, 2013 as compared to the prior year, were offset by decreases in human resources, information technology, and bad debt expenses. General and administrative expenses were 16.4% of total revenue for the year ended December 31, 2013 compared to 15.5% for the prior year.
Restructuring. On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs (the Diagnostic Imaging restructuring initiative). Overall, this restructuring resulted in total charges of $1.7 million in the year ended December 31, 2013.
On January 27, 2014, we announced a plan to exit our 47,000 square foot former headquarter facility in Poway, California (the Facilities restructuring initiative). This action was undertaken as the facility had excess space and capacity given our current operating plan. We entered into a termination agreement to end the lease on the facility as of April 30, 2014. The original term of the lease would have continued through February 29, 2016. Concurrently with the termination of the lease for the 47,000 square foot Poway, California facility, we entered into a new lease agreement for a separate 21,300 square foot facility to house our Diagnostic Imaging operations. As a result of the facilities restructuring initiative, we incurred a total of $0.7 million of restructuring charges, all of which were incurred during the year ended December 31, 2014. All restructuring efforts associated with this initiative were completed as of December 31, 2014.
We do not expect to incur restructuring charges in fiscal year 2015, although we will continue to assess the need to restructure our business to address market changes and achieve corporate objectives.
Gain on sale of assets and license agreement. On July 31, 2013, we entered into an asset purchase agreement with Novadaq Technologies Inc. (Novadaq). Under the terms of the asset purchase agreement, we sold Novadaq all of our assets specifically related to an uncommercialized surgical imaging system previously in development. We also licensed certain existing Company technology to Novadaq for their use in the peri-operative field. A gain of $1.6 million representing the $2.0 million of upfront consideration less legal, consulting, and other transaction fees, as well as the cost basis of the inventory was recorded during the year ended December 31, 2013.
Liquidity and Capital Resources
Overview
We generated $4.3 million of positive cash flow from operations during the year ended December 31, 2014, and expect to continue to generate positive cash flow from operations on an annual basis in the future. Cash flows from operations primarily represent inflows from net income (adjusted for depreciation, amortization, and other non-cash items), as well as the net effect of changes in working capital. Cash flows from investing activities primarily represent our investment in capital equipment required to grow our business, as well as acquisition and divestiture activity. Cash flows from financing activities primarily represent outflows related to dividend payments and share repurchases, offset by the receipt of cash related to the exercise of stock options.
Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, and cash generated from operations. As of December 31, 2014, we had cash, cash equivalents, and securities available-for-sale of $22.0 million. We generally invest our cash reserves in money market funds, U.S. treasury, and corporate debt securities. In addition, our shelf registration statement on Form S-3, which was declared effective on January 28, 2015, provides us with increased capital flexibility to pursue corporate objectives by allowing us to offer and sell up to $20.0 million of securities.
We require capital principally for capital expenditures, acquisition activity, dividend payments, and to finance accounts receivable and inventory, which we manage closely. Our working capital requirements vary from period to period depending on inventory requirements, the timing of deliveries, and the payment cycles of our customers. Our capital expenditures consist primarily of nuclear cameras, cardiac monitoring devices, ultrasound machines, vans, and computer hardware and software. Based upon our current level of expenditures, we believe our current working capital, together with cash flows from operating activities, will be more than adequate to meet our anticipated cash requirements for at least the next 12 months.
Cash Flows
The following table shows cash flow information for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by (used in) operating activities	$4,280	$2,201	$(1,082)
Net cash (used in) provided by investing activities	$(5,079)	$766	$(2,715)
Net cash used in financing activities	$(3,894)	$(3,737)	$(728)

Operating Activities
Net cash provided by operating activities increased by $2.1 million for the year ended December 31, 2014 compared to the prior year. The increase is primarily attributable to net income of $2.5 million generated in fiscal year 2014, an increase of $2.2 million compared to net income of $0.3 million for fiscal year 2013 driven by increased revenue, improved gross profit, and relatively consistent operating expenses.
Net cash provided by operating activities increased by $3.3 million for the year ended December 31, 2013 compared to the prior year. The increase was primarily attributable to net income of $0.3 million generated in fiscal year 2013, driven by improved gross profit and vastly reduced operating expenses, compared to the net loss of $4.9 million generated in fiscal year 2012. In addition, we benefited from favorable changes in operating assets and liabilities in fiscal year 2013 primarily related to decreases in accounts receivable and inventory, and an increase in accrued compensation.
Investing Activities
Net cash used in investing activities increased by $5.8 million for the year ended December 31, 2014 compared to the prior year. This increase was primarily attributable to the outlay of $3.4 million of cash to acquire Telerhythmics in the year ended December 31, 2014, compared to approximately $1.7 million of net proceeds received in the prior year from the sale of assets related to an uncommercialized surgical imaging system and associated license agreement.
Net cash provided by investing activities increased by $3.5 million for the year ended December 31, 2013 compared to the prior year. The increase is attributable to $1.7 million of net proceeds received from the sale of assets related to an uncommercialized surgical imaging system and associated license agreement in fiscal year 2013, as well as reduced net purchases of securities available-for-sale in fiscal year 2013 compared to fiscal year 2012.
Financing Activities
Net cash used in financing activities increased by $0.2 million for the year ended December 31, 2014 compared to the prior year. This increase was primarily attributable to $3.7 million of dividend payments during the year ended December 31, 2014, compared to $0.9 million during the year ended December 31, 2013, as well as less cash received during the year ended December 31, 2014 related to stock option exercises compared to the prior year. Offsetting the increase in cash used in financing activities for the year ended December 31, 2014 compared to the prior year were decreased share repurchases, with no share repurchases during the year ended December 31, 2014, compared to $3.6 million of cash used for share repurchases in the prior year.
Net cash used in financing activities increased by $3.0 million for the year ended December 31, 2013 compared to the prior year. This increase was primarily attributable to increased repurchases of common stock and the initiation of a cash dividend on common stock, partially offset by proceeds from stock option exercises driven by employees that were terminated as a result of the Diagnostic Imaging restructuring initiative.
Contractual Obligations
We are committed to making future cash payments on capital leases (including interest) and operating leases. We have not guaranteed the debt of any other party. The following table summarizes our contractual obligations as of December 31, 2014 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$4,202	$1,108	$1,442	$983	$669
Capital lease obligations (1)	819	383	431	5	—
Total Contractual Obligations	$5,021	$1,491	$1,873	$988	$669
(1) Capital lease obligations include related interest obligations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the value of debt securities in our investment portfolio. Our risk associated with fluctuating interest rates is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in investment grade securities. A 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Changes in interest rates over time will increase or decrease our interest income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Digirad Corporation
We have audited the accompanying consolidated balance sheets of Digirad Corporation as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digirad Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
San Diego, California
March 6, 2015

DIGIRAD CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year ended December 31,
	2014	2013	2012
Revenues:
Diagnostic Services	$42,170	$37,171	$36,064
Diagnostic Imaging	13,438	12,205	14,449
Total revenues	55,608	49,376	50,513
Cost of revenues:
Diagnostic Services	31,721	27,828	27,293
Diagnostic Imaging	7,247	7,432	10,128
Total cost of revenues	38,968	35,260	37,421
Gross profit	16,640	14,116	13,092

Operating expenses:
Research and development	—	1,025	3,716
Marketing and sales	4,730	4,411	6,402
General and administrative	8,344	8,118	7,839
Amortization of intangible assets	356	231	233
Restructuring charges	692	1,728	—
Gain on sale of assets and license agreement	—	(1,568)	—
Total operating expenses	14,122	13,945	18,190

Income (loss) from operations	2,518	171	(5,098)
Other income (expense):
Interest and other income, net	58	63	101
Interest expense	(39)	(15)	(4)
Total other income	19	48	97

Income (loss) before income taxes	2,537	219	(5,001)
Income tax benefit (expense)	(62)	45	77
Net income (loss)	$2,475	$264	$(4,924)

Net income (loss) per share:
Basic	$0.13	$0.01	$(0.26)
Diluted	$0.13	$0.01	$(0.26)
Shares used in per share computations:
Weighted average shares outstanding—basic	18,571	18,789	19,274
Weighted average shares outstanding—diluted	18,878	19,159	19,274
Dividends declared per common share	$0.20	$0.05	$—

Net income (loss)	$2,475	$264	$(4,924)
Other comprehensive loss:
Unrealized loss on marketable securities	(17)	(19)	(16)
Total other comprehensive loss	(17)	(19)	(16)
Comprehensive income (loss)	$2,458	$245	$(4,940)

See accompanying notes to audited consolidated financial statements.

DIGIRAD CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$14,051	$18,744
Securities available-for-sale	7,935	7,673
Accounts receivable, net	5,989	5,430
Inventories, net	3,644	3,881
Other current assets	856	697
Restricted cash	477	244
Total current assets	32,952	36,669
Property and equipment, net	4,766	4,153
Intangible assets, net	2,577	353
Goodwill	1,337	184
Other assets	269	92
Total assets	$41,901	$41,451

Liabilities:
Current liabilities:
Accounts payable	$1,423	$611
Accrued compensation	3,261	3,472
Accrued warranty	176	137
Deferred revenue	1,644	1,631
Other current liabilities	1,789	1,774
Total current liabilities	8,293	7,625
Other liabilities	963	440
Total liabilities	9,256	8,065

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 18,615,945 and 18,504,279 shares issued and outstanding (net of treasury shares) at December 31, 2014 and 2013, respectively	2	2
Treasury stock, at cost; 2,588,484 shares at December 31, 2014 and 2013	(5,728)	(5,728)
Additional paid-in capital	153,769	156,968
Accumulated other comprehensive loss	(19)	(2)
Accumulated deficit	(115,379)	(117,854)
Total stockholders’ equity	32,645	33,386
Total liabilities and stockholders’ equity	$41,901	$41,451

See accompanying notes to audited consolidated financial statements.

DIGIRAD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2014	2013	2012
Operating activities
Net income (loss)	$2,475	$264	$(4,924)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	1,579	1,682	1,898
Amortization of intangible assets	356	231	233
Provision for bad debts	311	(150)	(30)
Stock-based compensation	326	340	630
Gain on sale of assets and license agreement	(77)	(1,621)	(104)
Amortization of premium on investments	198	192	140
Changes in operating assets and liabilities:
Accounts receivable	(614)	1,049	21
Inventories	300	1,136	1,057
Other assets	(302)	(86)	127
Accounts payable	776	(935)	216
Accrued compensation	(380)	1,108	73
Deferred revenue	13	(218)	(250)
Other liabilities	(448)	(791)	(119)
Restricted cash	(233)	—	(50)
Net cash provided by (used in) operating activities	4,280	2,201	(1,082)

Investing activities
Purchases of property and equipment	(1,258)	(726)	(936)
Net proceeds from sale of assets and license agreement	103	1,697	118
Net cash paid for acquisition	(3,447)	—	(475)
Purchases of securities available-for-sale	(2,617)	(4,679)	(4,887)
Sales and maturities of securities available-for-sale	2,140	4,474	3,465
Net cash provided by (used in) investing activities	(5,079)	766	(2,715)

Financing activities
Issuances of common stock	188	919	300
Repurchases of common stock	—	(3,642)	(1,028)
Dividends paid	(3,713)	(925)	—
Repayment of long term debt	(131)	—	—
Repayment of obligations under capital leases	(238)	(89)	—
Net cash used in financing activities	(3,894)	(3,737)	(728)

Net decrease in cash and cash equivalents	(4,693)	(770)	(4,525)
Cash and cash equivalents at beginning of year	18,744	19,514	24,039
Cash and cash equivalents at end of year	$14,051	$18,744	$19,514

Non-Cash Investing Activities
Assets acquired by entering into capital lease	$521	$490	$83
Leasehold improvements paid for by lessor	$212	$—	$—
See accompanying notes to audited consolidated financial statements.

DIGIRAD CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock		Treasury Stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance January 1, 2012	18,901	$2	$(1,058)	$155,704	$33	$(113,194)	$41,487
Stock-based compensation	—	—	—	630	—	—	630
Shares issued under stock incentive plans	734	—	—	300	—	—	300
Repurchases of common stock	(491)	—	(1,028)	—	—	—	(1,028)
Net loss	—	—	—	—	—	(4,924)	(4,924)
Unrealized loss on securities available-for-sale	—	—	—	—	(16)	—	(16)
Balance December 31, 2012	19,144	2	(2,086)	156,634	17	(118,118)	36,449
Stock-based compensation	—	—	—	340	—	—	340
Shares issued under stock incentive plans	875	—	—	919	—	—	919
Repurchases of common stock	(1,515)	—	(3,642)	—	—	—	(3,642)
Dividends paid	—	—	—	(925)	—	—	(925)
Net income	—	—	—	—	—	264	264
Unrealized loss on securities available-for-sale	—	—	—	—	(19)	—	(19)
Balance December 31, 2013	18,504	2	(5,728)	156,968	(2)	(117,854)	33,386
Stock-based compensation	—	—	—	326	—	—	326
Shares issued under stock incentive plans	112	—	—	188	—	—	188
Dividends paid	—	—	—	(3,713)	—	—	(3,713)
Net income	—	—	—	—	—	2,475	2,475
Unrealized loss on securities available-for-sale	—	—	—	—	(17)	—	(17)
Balance December 31, 2014	18,616	$2	$(5,728)	$153,769	$(19)	$(115,379)	$32,645
See accompanying notes to audited consolidated financial statements.

DIGIRAD CORPORATION
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	The Company
Digirad Corporation (Digirad), a Delaware corporation, is one of the largest national providers of in-office nuclear cardiology imaging and ultrasound imaging services, and also provides cardiac event monitoring services. These services are provided to physician practices, hospitals, and imaging centers through our Diagnostic Services reportable segment. Digirad also sells medical diagnostic imaging systems, including solid-state gamma cameras, for nuclear cardiology and general nuclear medicine applications, as well as provides service on the products sold, through our Diagnostic Imaging reportable segment. These two reportable segments, Diagnostic Services and Diagnostic Imaging, are collectively referred to herein as the “Company.”
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
Basis of Presentation
The consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (GAAP) and include the financial statements of the Company and its wholly owned subsidiaries. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from management’s estimates. All significant intercompany accounts and transactions have been eliminated.
The financial results for the year ended December 31, 2014 include the financial results of Telerhythmics, LLC for the period since the acquisition date of March 13, 2014. See Note 3 to the audited consolidated financial statements for more information related to the acquisition of Telerhythmics, LLC.
Revenue Recognition
We derive revenues primarily from providing in-office services related to the performance of cardiac diagnostic imaging procedures, cardiac event monitoring, and from selling and servicing solid-state digital gamma cameras. We recognize revenue in accordance with the authoritative guidance for revenue recognition, when all of the following four criteria are met: (i) a contract or sales arrangement exists; (ii) products have been shipped and title has transferred or services have been rendered; (iii) the price of the products or services is fixed or determinable; and (iv) collectability is reasonably assured. The timing of revenue recognition is based upon factors such as passage of title and risk of loss, the need for installation, and customer acceptance. These factors are based on the specific terms of each contract or sales arrangement.
Diagnostic Services imaging services revenue is derived from our ability to provide our physician customers with our services, which includes use of our imaging system, qualified personnel, and related items required to perform imaging in their own offices and bill Medicare, Medicaid, and other payors for in-office nuclear and ultrasound diagnostic imaging procedures. Revenue related to Diagnostic Imaging services is recognized at the time services are performed and collection is reasonably assured. Diagnostic Services imaging services are generally billed on a per-day basis under annual contracts for nuclear diagnostic imaging, which specify the number of days of service to be provided, or on a flat rate month-to-month basis for ultrasound imaging.
Our cardiac event monitoring services are provided primarily through an independent diagnostic testing facility model which allows us to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for services provided. We also receive reimbursement directly from patients through co-pays and self-pay arrangements. Billings for services reimbursed by third-party payors, including Medicare, are recorded as revenue net of contractual allowances. Contractual allowances are estimated based on historical collections by Current Procedural Terminology (CPT) code for specific payors, or class of payors. Adjustments to the estimated receipts, based on final settlement with the third party payors, are recorded upon settlement.
Diagnostic Imaging product revenues are generated from the sales of gamma cameras and follow-on maintenance service contracts. We generally recognize revenue upon delivery and acceptance by customers. We also provide installation and training for camera sales in the United States. Installation and initial training is generally performed shortly after delivery and represents a cost which we accrue at the time revenue is recognized. Neither service is essential to the functionality of the product. Maintenance services are sold beyond the term of the warranty, which is generally one year from the date of purchase. Revenue from these contracts is deferred and recognized ratably over the period of the obligation and is included in Diagnostic Imaging sales.

Multiple Element Arrangements
In fiscal year 2013, we sold all of our assets specifically related to an uncommercialized surgical imaging system previously in development, as well as licensed certain existing Company technology. The transaction was accounted for in accordance with the authoritative guidance for multiple element arrangements. We identified the deliverables at the inception of the agreement and determined which items had value to the customer on a standalone basis, and were therefore separate units of accounting. Non-contingent arrangement consideration was allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each unit of accounting was determined using best estimate of selling price, because neither vendor specific objective evidence (VSOE) of selling price nor third-party evidence of selling price existed for the units of accounting. The non-contingent amount of arrangement consideration allocated to each unit of account was recognized upon performance and delivery of the related unit of accounting.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Significant estimates and judgments include those related to revenue recognition, multiple element arrangements, reserves for doubtful accounts and contractual allowances, and inventory valuation. Actual results could differ from those estimates.
Concentration of Credit Risk and Significant Customers
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. We limit our exposure to credit loss by placing our cash and investments in high credit quality financial institutions and investment grade corporate debt securities. Additionally, we have established guidelines regarding diversification of our investments and their maturities, which are designed to maintain principal and maximize liquidity. For 2014, Emory Healthcare represented 10.9% of our consolidated revenues and 14.3% of our Diagnostic Services revenues. Prior to 2014, no single customer exceeded 10% of our consolidated revenues. We believe we have good relations with Emory Healthcare, however, if we were to lose Emory Healthcare as a customer, it would likely have a material adverse affect on our operations.
Fair Value of Financial Instruments
The authoritative guidance for fair value measurements defines fair value for accounting purposes, establishes a framework for measuring fair value, and provides disclosure requirements regarding fair value measurements. The guidance defines fair value as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Our financial instruments primarily consist of cash equivalents, securities available-for-sale, accounts receivable, other current assets, restricted cash, accounts payable, contingent consideration, and other current liabilities. The carrying amount of these financial instruments generally approximate fair value due to their short term nature. Securities available-for-sale are recorded at fair value.
Cash and Cash Equivalents
We consider all investments with a maturity of three months or less when acquired to be cash equivalents.
Securities Available-for-Sale
Securities available-for-sale primarily consist of investment grade corporate debt securities. We classify all securities as available-for-sale and as current assets, as the sale of such securities may be required prior to maturity to execute management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. It is not more likely than not that we will be required to sell investments before recovery of their amortized costs. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and included in interest income. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in other income (expense) within the consolidated statements of comprehensive income (loss). The realized gains and losses on these sales were minimal for the years ended December 31, 2014 and 2013.

The following table sets forth the composition of securities available-for-sale as of December 31, 2014 and 2013 (in thousands):

As of December 31, 2014	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt securities	Less than 1 year	$4,650	$—	$(5)	$4,645
Corporate debt securities	1-3 years	3,304	—	(14)	3,290
		$7,954	$—	$(19)	$7,935

As of December 31, 2013	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt securities	Less than 1 year	$2,176	$5	$—	$2,181
Corporate debt securities	1-3 years	5,499	—	(7)	5,492
		$7,675	$5	$(7)	$7,673
Allowance for Doubtful Accounts, Billing Adjustments, and Contractual Allowances

Accounts receivable consist principally of trade receivables from customers and government or third-party healthcare insurance providers, and are generally unsecured and due within 30 days. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts within accounts receivable, net in the consolidated balance sheets. The provision for doubtful accounts is charged to general and administrative expenses. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts.

Within Diagnostic Services, we record adjustments and credit memos that represent billing adjustments subsequent to the performance of service. A provision for billing adjustments is charged against Diagnostic Services revenues.

Our cardiac event monitoring services are provided primarily through an independent diagnostic testing facility model which allows us to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for services provided. Accounts receivable related to cardiac event monitoring are recorded at the time revenue is recognized, net of contractual allowances. Contractual allowances are estimated based on historical collections by Current Procedural Terminology (CPT) code for specific payors, or class of payors. A provision for contractual allowances is charged against Diagnostic Services revenues.
The following table summarizes our allowance for doubtful accounts, billing adjustments and contractual allowances as of and for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	Allowance for Doubtful Accounts (1)	Reserve for Billing Adjustments (2)	Reserve for Contractual Allowances (2)
Balance at December 31, 2011	$748	$356	$—
Provision adjustment	224	232	—
Write-offs and recoveries, net	(459)	(507)	—
Balance at December 31, 2012	513	81	—
Provision adjustment	(150)	29	—
Write-offs and recoveries, net	(93)	(102)	—
Balance at December 31, 2013	270	8	—
Provision adjustment	571	99	18,675
Write-offs and recoveries, net	(577)	(100)	(17,968)
Balance at December 31, 2014	$264	$7	$707

(1)	The provision was charged against general and administrative expenses.

(2)	The provision was charged against Diagnostic Services revenue.
Inventory
Our inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) and we review inventory balances for excess and obsolete inventory levels on a quarterly basis. Costs include material, labor, and manufacturing overhead costs. We rely on historical information to support our excess and obsolete reserves and utilize our business judgment with respect to estimated future demand. Per our policy, we generally reserve 100% of the cost of inventory quantities in excess of a defined period of demand. Once inventory is reserved, we do not adjust the reserve balance until the inventory is sold or disposed.
As a result of the Diagnostic Imaging restructuring initiative announced in February 2013, we recorded approximately $1.2 million of reserve for excess and obsolete inventory for the year ended December 31, 2012.
The following table summarizes our reserves for excess and obsolete inventory as of and for the years ended December 31, 2014, 2013, and 2012 (in thousands):

Reserve for Excess and Obsolete Inventories (1)
Balance at December 31, 2011	$1,593
Provision adjustment	1,164
Write-offs and scrap	(192)
Balance at December 31, 2012	2,565
Provision adjustment	210
Write-offs and scrap	(232)
Balance at December 31, 2013	2,543
Provision adjustment	(630)
Write-offs and scrap	—
Balance at December 31, 2014	$1,913

(1)	The provision was charged against Diagnostic Imaging cost of revenues.
Long-Lived Assets including Finite Lived Purchased Intangible Assets
Long-lived assets consist of property and equipment and finite lived intangible assets. We record property and equipment at cost, and record other intangible assets based on their fair values at the date of acquisition. We calculate depreciation on property and equipment using the straight-line method over the estimated useful life of the assets which average 6 years for machinery and equipment, 3 years for computer hardware and software, and the lower of the lease term or an average of 5 years for leasehold improvements. Charges related to amortization of assets recorded under capital leases are included within depreciation expense. We calculate amortization on other intangible assets using either the accelerated or the straight-line method over the estimated useful life of the assets, based on when we expect to receive cash inflows generated by the intangible assets. Estimated useful lives for intangibles range from 5 to 9 years years for customer relationships, 9 years for trademarks, 8 to 15 years for patents, and 5 years for covenants not to compete.
Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment losses were recorded on long-lived assets during the years ended December 31, 2014, 2013, and 2012.
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
Restricted Cash
As of December 31, 2014, we held $0.5 million of money market funds that are restricted from withdrawal as they are held as collateral for letters of credit related to our workers' compensation insurance policy and the building lease for the Poway, CA facility.

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
In February 2013, we announced a plan to restructure our Diagnostic Imaging business. In addition, we announced a plan in January 2014 to exit our 47,000 square foot former headquarters facility in Poway, California. Both restructuring initiatives were complete as of December 31, 2014. See Note 11 to the audited consolidated financial statements for further information.
Shipping and Handling Fees and Costs
We record all shipping and handling billings to customers as revenue earned for the goods provided. Shipping and handling costs are included in cost of revenues and totaled $0.5 million, $0.2 million, and $0.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.
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
The activities related to our warranty reserve for the years ended December 31, 2014, 2013, and 2012 are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$137	$326	$297
Charges to Diagnostic Imaging cost of revenues	286	149	453
Applied to liability	(247)	(338)	(424)
Balance at end of year	$176	$137	$326
Research and Development
Research and development costs are expensed as incurred.
Advertising Costs
Advertising costs are expensed as incurred. Total advertising costs for each of the years ended December 31, 2014, 2013, and 2012 were $0.2 million, $0.3 million, and $0.5 million, respectively.
Basic and Diluted Net Income (Loss) Per Share
Basic earnings per share (EPS) is calculated by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding. Diluted EPS is computed by dividing net income or loss by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units under the treasury stock method. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. Shares used to compute basic net income (loss) per share include 5,063, 44,522, and 221,335 vested restricted stock units for the years ended December 31, 2014, 2013, and 2012, respectively.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$2,475	$264	$(4,924)

Shares used to compute basic net income (loss) per share	18,571	18,789	19,274
Dilutive potential common shares:
Stock options	307	359	—
Restricted stock units	—	11	—
Shares used to compute diluted net income (loss) per share	18,878	19,159	19,274

Basic net income (loss) per share	$0.13	$0.01	$(0.26)
Diluted net income (loss) per share	$0.13	$0.01	$(0.26)
Antidilutive common stock equivalents are excluded from the computation of diluted earnings per share. Stock options and restricted stock units are antidilutive when the assumed proceeds per share are greater than the average market price of the common shares. In addition, in periods where net losses are incurred, stock options and restricted stock units with assumed proceeds per share less than the average market price of the common shares become antidilutive as well.
The number of common share equivalents that were antidilutive due to the assumed proceeds per share being greater than the average market price of the common shares were 66,917, 177,891, and 268,662 for the years ended December 31, 2014, 2013, and 2012, respectively.
Since we incurred a net loss for the year ended December 31, 2012, an incremental 403,670 common share equivalents were excluded from the computation of diluted net loss per share for year ended December 31, 2012, as its effect would be antidilutive due to the net loss position.
Other Comprehensive Loss
Other comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes unrealized losses on our marketable securities.
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
The authoritative guidance for income taxes defines a recognition threshold and measurement attributes for financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. The guidance also provides direction on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under the guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We recognize interest and penalties related to uncertain tax positions as a component of the income tax provision.
Acquisitions
On March 13, 2014, we acquired 100% of the membership interest of Telerhythmics, LLC (Telerhythmics), a provider of 24-hour cardiac monitoring services. We paid to the sellers of the membership interest (the Sellers) aggregate up-front consideration of $3.4 million and assumed approximately $131,000 in debt. In addition, there is an aggregate earn-out opportunity of up to $501,000 from the period March 14, 2014 through December 31, 2016 based on the Telerhythmics business meeting certain earnings before interest, taxes, depreciation and amortization (EBITDA) milestones. The acquisition was accounted for as a business combination. See Note 3 to the audited consolidated financial statements for further information.
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
In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers which supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The guidance allows for either full retrospective or modified retrospective adoption and will become effective for us in the first quarter of 2017. We are currently evaluating the alternative transition methods and the potential effects of the adoption of this guidance on our financial statements.

NOTE 3.	Acquisition of Telerhythmics, LLC
On March 13, 2014, we acquired 100% of the membership interest of Telerhythmics, LLC (Telerhythmics), a provider of 24-hour cardiac monitoring services. Telerhythmics and Digirad each have a very similar customer base, yet with only minor overlaps in current customers. We believe this similar customer base will allow us to leverage each company’s strengths to grow sales and also diversify Digirad’s service offerings.
We paid to the sellers of the membership interest (the Sellers) aggregate up-front consideration of $3.4 million and assumed approximately $131,000 in debt. In addition, there is an aggregate earn-out opportunity of up to $501,000 from the period March 14, 2014 through December 31, 2016 based on the Telerhythmics business meeting certain earnings before interest, taxes, depreciation and amortization (EBITDA) milestones. The Sellers will receive fifty percent (50%) of the EBITDA generated by the Telerhythmics business in excess of the EBITDA milestone amounts, which are as follows:

•	$415,000 of EBITDA for the period from the closing date through December 31, 2014,

•	$825,000 of EBITDA for the period from January 1, 2015 through December 31, 2015; and

•	$825,000 of EBITDA for the period from January 1, 2016 through December 31, 2016.
At December 31, 2014, we have estimated the fair value of the contingent earn-out opportunity to be $229,000. The earn-out opportunity is estimated based on expected performance of the business over the period from January 1, 2015 through December 31, 2016, utilizing an income approach. No earn-out consideration was earned by the Sellers for the period from the closing date through December 31, 2014. It is reasonably possible that our estimate of the earn-out potential could change in the near term. Any adjustment in the estimated earn-out opportunity until settled will be recorded as a gain or loss to current operations in the period the estimate changes.
As of December 31, 2014, the allocation of the purchase price to the assets acquired and liabilities assumed on the acquisition date was as follows (in thousands):

Allocation of purchase price
Assets
Current assets:
Accounts receivable, net	$256
Other current assets	34
Total current assets	290

Property and equipment, net	290
Intangible assets, net	2,580
Goodwill	1,153
Total assets	$4,313

Liabilities
Current liabilities:
Accounts payable	$36
Accrued compensation	169
Other accrued liabilities	356
Current portion of long-term debt	131
Total current liabilities	692
Other liabilities	174
Total liabilities	$866
The long-term debt was paid in full on March 28, 2014.
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
The below tables display estimated pro forma results had the business acquisition been completed as of January 1, 2013. In deriving the pro forma results, we utilized the historical operating results of Telerhythmics and adjusted for the impact of the purchase accounting and transaction costs as if the acquisition occurred on January 1, 2013.

	Year Ended December 31, (unaudited)
(in thousands)	2014	2013
Revenues	$56,763	$55,494
Net income	$2,688	$247
Included within our consolidated operating results for the year ended December 31, 2014 are Telerhythmics operations for the period March 14, 2014 through December 31, 2014 as follows:

(in thousands)	Year Ended December 31, 2014 (unaudited)
Revenues	$3,926
Net loss	$(777)
Included within the results for Telerhythmics is approximately $155,000 of transaction costs related to the acquisition. These costs are classified as general and administrative expenses in the consolidated statements of comprehensive income (loss).

NOTE 4.	Supplementary Balance Sheet Information (in thousands):

	December 31, 2014	December 31, 2013
Inventories:
Raw materials	$2,439	$2,619
Work-in-process	2,560	3,189
Finished goods	558	616
Total inventories	5,557	6,424
Less reserve for excess and obsolete inventories	(1,913)	(2,543)
Total inventories, net	$3,644	$3,881

	December 31, 2014	December 31, 2013
Property and equipment:
Machinery and equipment	$23,412	$22,596
Computer hardware and software	2,917	2,497
Leasehold improvements	571	861
Total property and equipment	26,900	25,954
Less accumulated depreciation	(22,134)	(21,801)
Total property and equipment, net	$4,766	$4,153

	December 31, 2014
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net (1)
Intangible assets with finite useful lives:
Customer relationships	8.6	$4,850	$(2,904)	$1,946
Trademarks	9.0	600	(53)	547
Patents	13.2	141	(116)	25
Covenants not to compete	5.0	70	(11)	59
Total intangible assets, net		$5,661	$(3,084)	$2,577

	December 31, 2013
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net (1)
Intangible assets with finite useful lives:
Customer relationships	5.3	$2,940	$(2,622)	$318
Patents	12.6	141	(106)	35
Total intangible assets, net		$3,081	$(2,728)	$353

(1)
Amortization expense for intangible assets, net for the years ended December 31, 2014, 2013, and 2012 was $0.4 million, $0.2 million, and $0.2 million, respectively. Estimated amortization expense for intangible assets for 2015 is $0.4 million, for 2016 is $0.4 million, for 2017 is $0.4 million, for 2018 is $0.3 million, for 2019 is $0.3 million, and thereafter is $0.8 million.

	December 31, 2014	December 31, 2013
Other current liabilities:
Professional fees	$333	$367
Sales and property taxes payable	197	275
Radiopharmaceuticals and consumable medical supplies	177	242
Current portion of capital lease obligation	348	174
Facilities and related costs	155	151
Outside services and consulting	151	134
Legal reserve	—	50
Other accrued liabilities	428	381
Total other current liabilities	$1,789	$1,774

NOTE 5.	Fair Value Measurements
We categorize our assets and liabilities measured at fair value into a three-level hierarchy in accordance with the authoritative guidance for fair value measurements. Assets and liabilities presented at fair value in our consolidated balance sheets are generally categorized as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

As required by the authoritative guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy our assets that were recorded at fair value as of December 31, 2014 and 2013 (in thousands):

	At Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$4,645	$—	$4,645
Liabilities:
Acquisition related contingent consideration	$—	$—	$229	$229

	At Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$2,181	$—	$2,181
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
The acquisition related contingent consideration is related to our acquisition of Telerhythmics on March 13, 2014.  We reassess the fair value of the contingent consideration to be settled in cash related to our acquisition of Telerhythmics on a quarterly basis using the income approach, which is a Level 3 measurement. The estimation of the fair value of the contingent consideration requires significant management judgment, including estimating future cash flows associated with the Telerhythmics business and determining the associated discount rate. The maximum possible consideration to be paid is $501,000. No contingent consideration was earned or paid as of December 31, 2014, and no minimum amount is guaranteed to be paid.
At the acquisition date, the contingent consideration was valued at $220,000. Upon our reassessment at December 31, 2014, we adjusted the estimated value of the contingent consideration to $229,000. The change in contingent consideration is recorded as general and administrative expense in the Consolidated Statements of Comprehensive Income (Loss). See Note 3 for further detail regarding contingent consideration related to our acquisition of Telerhythmics.

NOTE 6.	Goodwill
Goodwill has been recorded related to the acquisition of Ultrascan in 2007 and the acquisition of Telerhythmics in 2014. The related goodwill has been recorded within two separate reporting units within our Diagnostic Services segment. As a result of our annual impairment test during the fourth quarter of 2008, we recorded a $2.5 million impairment loss on the goodwill related to the Ultrascan acquisition, adjusting the related goodwill to its implied carrying value of $0.2 million. During the year ended December 31, 2014, we recorded $1.2 million of goodwill as a result of acquisition of Telerhythmics, bringing total goodwill to its current carrying value of $1.3 million. We determined the implied fair value of the goodwill for Telerhythmics utilizing the discounted cash flow method under the income approach. Under the income approach, we derived the fair value based on the present value of estimated future cash flows, which were based on historical data and assumptions pertaining to the market.
During the fourth quarter of 2014, we performed our annual goodwill impairment test. We performed a qualitative assessment of all reporting units to estimate whether it is more likely than not that the fair value of each reporting unit was less than its carrying amount. In performing this qualitative assessment, we assessed relevant events and circumstances that may impact the fair value and the carrying amount of each reporting unit. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions; (2) industry and market conditions; (3) overall financial performance and expected financial performance; (4) other entity specific events. Based on the results of this qualitative assessment, we determined that it is more likely than not that the carrying value of the Ultrascan related reporting unit is less than its fair value and, thus, the two-step quantitative analysis was not required. In regards to the Telerhythmics related reporting unit, we performed the first step of the goodwill impairment test which involves comparing the fair value of the reporting unit with the associated carrying value, including goodwill. We determined the fair value of the reporting unit using the income valuation approach. The reporting unit’s fair value exceeded the associated carrying amount of the reporting unit; therefore the second step of the goodwill impairment test was not necessary. No impairment loss was recorded for the years ended December 31, 2014, 2013, or 2012.

NOTE 7.	Commitments and Contingencies
Leases
We currently lease facilities and certain automotive equipment under non-cancelable operating leases expiring from January 1, 2015 through November 30, 2021. Rent expense is recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured as determined at lease inception. The difference between rent expense and rent paid is recorded as deferred rent and is included in other current and long-term liabilities. Rent expense was approximately $1.3 million for the year ended December 31, 2014, and $1.4 million for the years ended December 31, 2013 and 2012.
As of December 31, 2014, we financed certain information technology and medical equipment and vehicles under capital leases. These obligations are secured by the specific equipment financed under each lease and will be repaid monthly over the remaining lease terms through March 31, 2018.
We are committed to making future cash payments on non-cancelable operating leases and capital leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and capital leases having initial or remaining lease terms in excess of one year as of December 31, 2014 are as follows (in thousands):

	Operating Leases	Capital Leases
2015	$1,108	$383
2016	875	308
2017	567	123
2018	490	5
2019	493	—
Thereafter	669	—
Total minimum lease payments	$4,202	$819

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
Annual Meeting Litigation. In May 2013, we were served with a complaint in Delaware Chancery Court by one of our shareholders, the Red Oak Fund, L.P. (Red Oak). In summary, the complaint alleged that the Annual Meeting of Shareholders election process (the Election) was improperly conducted. Red Oak sought to have the results of the Election voided and to compel Digirad to conduct a new Annual Meeting process. On October 23, 2013, the Delaware Chancery Court issued a memorandum opinion in favor of the Company which upheld the Election as valid.
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

NOTE 8.	Share-Based Compensation
At December 31, 2014, we have two active equity incentive plans, the 2011 Inducement Stock Incentive Plan (the 2011 Plan) and the 2014 Equity Incentive Award Plan (the 2014 Plan), (collectively the Plans), under which stock options, restricted stock units, and other stock based awards may be granted to employees and non-employees, including members of our Board of Directors. Terms of any equity instruments granted under the Plans are approved by the Board of Directors. Stock options typically vest over the requisite service period of one to four years and have a contractual term of seven to ten years. Restricted stock units generally vest over one to four years. Under the Plans, we are authorized to issue an aggregate of 1,856,733 shares of common stock. As of December 31, 2014, the Plans had 1,131,432 shares available for future issuance. The number of shares reserved for issuance under the 2014 Plan is subject to increase by any shares under the 2004 Equity Incentive Award Plan (the 2004 Plan) that are forfeited, expire, or are canceled. As of December 31, 2014, the number of shares provided for issuance under the 2014 Plan due to forfeited, expired, and canceled shares under the 2004 Plan was 1,500 shares.
Stock Options
The estimated fair value of our stock options is determined using the Black-Scholes model. All stock options were granted with an exercise price equal to the fair value of the common stock on the grant date. The weighted-average grant date fair value of employee stock options granted during the years ended December 31, 2014, 2013, and 2012 was $0.70, $1.06, and $1.05 per share, respectively, which was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	43%	56%	59%
Expected term (in years)	4.1	4.6	6.0
Risk-free interest rate	1.2%	0.9%	1.2%
Expected dividend yield	5.7%	—	—
The determination of the fair value of stock options using an option valuation model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. The volatility assumption is based on the historical volatility of our common stock over a period of time equal to the expected term of the stock options. The expected term of our stock options is based on historical experience. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected dividend yield is based on the current annualized dividend rate per share divided by the historical average stock price. At the time of the grants, for the years ended December 31, 2013 and 2012, we had no plans to pay a dividend and no history of paying a dividend previously and as such an expected dividend yield of zero was utilized for purposes of determining fair value of the associated stock options.

A summary of our stock option award activity as of and for the year ended December 31, 2014 is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	856	$1.93
Options exercisable at December 31, 2013	501	$1.75
Options granted	750	$3.38
Options forfeited	(45)	3.21
Options expired	(5)	6.98
Options exercised	(98)	1.92
Options outstanding at December 31, 2014	1,458	$2.62	5.0	$2,537
Options exercisable at December 31, 2014	553	$1.82	3.4	$1,403
As share-based compensation expense under the authoritative guidance for share-based payments is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
At December 31, 2014, total unrecognized compensation cost related to unvested stock options was $0.5 million, which is expected to be recognized over a weighted-average period of 1.8 years.
Upon exercise, we issue new shares of common stock. Cash received from stock option exercises was $0.2 million during the year ended December 31, 2014, $0.9 million during the year ended December 31, 2013, and $0.3 million for the year ended December 31, 2012. We did not recognize any income tax benefits from stock option exercises as we continue to record a valuation allowance on our deferred tax assets, as more fully described in Note 9. The total intrinsic value of stock options exercised was $0.1 million during the year ended December 31, 2014, $0.9 million during the year ended December 31, 2013, and less than $0.1 million during the year ended 2012.
Restricted Stock Units
Under guidance for share-based payments, the fair value of our restricted stock awards is based on the grant date fair value of our common stock. All restricted stock units were granted with no purchase price. Vesting of the restricted stock awards is subject to service conditions, as well as the attainment of additional performance objectives for certain of the awards. The weighted-average grant date fair value of the restricted stock units was $3.81 and $1.82 per share during the years ended December 31, 2014 and 2012, respectively. There were no restricted stock units granted during the year ended December 31, 2013.
A summary of our restricted stock unit activity as of and for the year ended December 31, 2014 is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested restricted stock units outstanding at December 31, 2013	—	$—
Granted	88	3.81
Forfeited	—	—
Vested	—	—
Non-vested restricted stock units outstanding at December 31, 2014	88	$—
The following table summarizes information about restricted stock units that vested during the years ended December 31, 2014, 2013, and 2012 based on service conditions (in thousands):

	Year Ended December 31,
	2014	2013	2012
Fair value on vesting date of vested restricted stock units	$—	$136	$350

At December 31, 2014, total unrecognized compensation cost related to non-vested restricted stock units was $0.3 million, which is expected to be recognized over a weighted-average period of 3.5 years.
Allocation of Share-Based Compensation Expense
Total share-based compensation expense related to all of our share-based units for the years ended December 31, 2014, 2013, and 2012 was allocated as follows (in thousands):

	Year Ended December 31,
Cost of revenues:	2014	2013	2012
Diagnostic Services	$1	$6	$7
Diagnostic Imaging	26	49	82
Research and development	—	9	78
Marketing and sales	51	52	127
General and administrative	248	224	336
Share-based compensation expense	$326	$340	$630

NOTE 9.	Income Taxes
Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current provision (benefit):
Federal	$—	$(49)	$(128)
State	41	4	51
Total current provision (benefit)	41	(45)	(77)
Deferred provision:
Federal	18	—	—
State	3	—	—
Total deferred provision	21	—	—
Total income tax provision (benefit)	$62	$(45)	$(77)
Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate are as follows:

	Year Ended December 31,
	2014	2013	2012
Income tax expense (benefit) at statutory federal rate	35.0%	35.0%	(35.0)%
State income tax expense (benefit), net of federal benefit	4.8%	7.2%	(2.9)%
Permanent differences and other	(2.9)%	14.8%	1.4%
Research and development credits, current year	—%	(58.1)%	(2.6)%
Research and development credits, prior year	—%	(39.1)%	—%
Change in effective state tax rates	(3.2)%	(25.6)%	2.4%
Expiration of net operating loss carryovers	1.1%	8.2%	36.6%
Stock compensation expense	0.1%	53.7%	—%
Reserve for uncertain tax positions and other reserves	—%	5.4%	(2.4)%
Change in valuation allowance	(32.5)%	(22.2)%	1.0%
Provision (benefit) for income taxes	2.4%	(20.7)%	(1.5)%

As of December 31, 2014, we had federal and state income tax net operating loss carryforwards of $93.2 million and $28.0 million, respectively. Federal loss carryforwards will begin to expire in 2018 unless previously utilized. State loss carryforwards of less than $0.1 million expired in 2014, and approximately $4.1 million is set to expire in 2015 unless previously utilized. We also have federal and California research and other credit carryforwards of approximately $1.8 million and $2.1 million, as of December 31, 2014, respectively. The federal credits will begin to expire in 2018. The California research credits have no expiration.

Pursuant to Internal Revenue Code Sections 382 and 383, use of our net operating loss and credit carryforwards may be limited because of a cumulative change in ownership greater than 50% which may have occurred or which may occur in the future.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future income. On the basis of this evaluation, as of December 31, 2014, a valuation allowance has been recorded as management cannot conclude that it is more likely than not that the existing deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projected future income.

Our net deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31,
	2014	2013
Deferred tax assets (liabilities):
Net operating loss carryforwards	$33,732	$34,727
Research and development and other credits	1,950	1,928
Reserves	1,417	1,273
Intangibles	2,097	2,425
Other, net	1,079	830
Total deferred tax assets	40,275	41,183
Deferred tax liabilities—depreciation	(237)	(300)
Valuation allowance for deferred tax assets	(40,059)	(40,883)
Net deferred tax assets (liabilities)	$(21)	$—
The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	December 31,
	2014	2013	2012
Balance at beginning of year	$1,553	$1,539	$1,621
Increases related to prior year tax positions	—	5	25
Increases related to current year tax positions	—	64	81
Expiration of the statute of limitations for the assessment of taxes	—	(55)	(252)
Change in valuation allowances	—	—	64
Balance at end of year	$1,553	$1,553	$1,539
Included in the unrecognized tax benefits of $1.6 million at December 31, 2014 was $1.3 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.
We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2009; however, our net operating loss carryforward and research credit carryforwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties as of December 31, 2014 and 2013 ,and no interest and penalties were recognized during the years ended December 31, 2014, 2013, and 2012.

NOTE 10.	Employee Retirement Plan
We have 401(k) retirement plans under which employees may contribute up to 100% of their annual salary, within IRS limits. The Company contributions to the retirement plans totaled $0.2 million for each of the years ended December 31, 2014, 2013, and 2012.

NOTE 11.     Restructuring Charges
Facilities restructuring initiative
On January 27, 2014, we announced a plan to exit our 47,000 square foot former headquarters facility in Poway, California (the Facilities restructuring initiative). This action was undertaken as the facility had excess space and capacity given our current operating plan. We entered into a termination agreement to end the lease on the facility as of April 30, 2014. The original term of the lease would have continued through February 29, 2016. Concurrently with the termination of the lease for the 47,000 square foot Poway, California facility, we entered into a new lease agreement on January 23, 2014 for a separate 21,300 square foot facility in Poway, California to house our Diagnostic Imaging operations.
As a result of the Facilities restructuring initiative, we incurred a total of $0.7 million of restructuring charges, all of which were incurred during the year ended December 31, 2014. The charges are comprised of lease termination, moving and other related costs. All restructuring efforts associated with this initiative were complete as of December 31, 2014.
The following table includes information regarding our Facilities restructuring initiative:

(in thousands)	Accrued at December 31, 2013	Accrued Costs	Cash Payments and Other Reductions	Accrued at December 31, 2014
Total Facilities restructuring initiative	$—	$663	$660	$3

Accrued Facilities restructuring initiative charges at December 31, 2014 are included in the accounts payable line item in the consolidated balance sheets. All Facilities restructuring initiative charges for the year ended December 31, 2014 are included in the Diagnostic Imaging segment.
Diagnostic Imaging restructuring initiative
On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs and focus on maximizing cash flow from our Diagnostic Services business (the Diagnostic Imaging restructuring initiative). The Diagnostic Imaging restructuring initiative included a reduction in force. In addition, as part of the Diagnostic Imaging restructuring initiative, we entered into an agreement in September 2013 with a third party to outsource the majority of the manufacturing associated with our cameras. As a result of the Diagnostic Imaging restructuring initiative, we incurred a total of $1.8 million in restructuring charges, the majority of which were incurred during fiscal year 2013. Included in the total Diagnostic Imaging restructuring initiative charges are $1.6 million of employee related costs, with the remaining costs consisting of contract termination costs and other related costs. All restructuring efforts associated with this initiative were complete as of June 30, 2014.
The following table includes information regarding our Diagnostic Imaging restructuring initiative:

(in thousands)	Accrued at December 31, 2013	Accrued Costs	Cash Payments and Other Reductions	Accrued at December 31, 2014
Total Diagnostic Imaging restructuring initiative	$489	$29	$516	$2

All accrued Diagnostic Imaging restructuring initiative charges at December 31, 2014 are included in the accrued compensation line item in the consolidated balance sheets. All the Diagnostic Imaging restructuring initiative charges for the year ended December 31, 2014 are included in the Diagnostic Imaging segment.

NOTE 12.	Surgical Imaging Asset Sale and License Agreement
On July 31, 2013, we entered into an asset purchase agreement with Novadaq Technologies Inc. (Novadaq). Under the terms of the asset purchase agreement, we sold Novadaq all of our assets specifically related to an uncommercialized surgical imaging system previously in development. We also licensed certain existing Company technology to Novadaq for their use in the peri-operative field. In exchange, we received upfront consideration of $2.0 million, and could receive up to $1.0 million in deferred contingent payments based on the achievement of specific regulatory and commercial milestones. In addition a royalty on sales, if any, will be paid for a period of five years from the date of the first commercial sale of the related surgical imaging system.
We identified the deliverables at the inception of the agreements and determined that the tangible assets, consisting of inventory parts, and intangible assets, consisting of the technology license and various patents and know-how, individually represent separate units of accounting because each deliverable has standalone value. The best estimated selling prices for these units of accounting were determined using the income method for the intangible assets, and cost plus a reasonable margin basis for the tangible assets. The arrangement consideration was allocated to the deliverables based on the relative selling price method.

The amount of allocable arrangement consideration is limited to the amount that is not contingent upon meeting other specified performance conditions (the non-contingent amount); therefore, the amount allocated to the deliverables was limited to the upfront cash received of $2.0 million. A gain of $1.6 million representing the $2.0 million of upfront consideration less legal, consulting, and other transaction fees, as well as the cost basis of the inventory was recorded during the year ended December 31, 2013.
We expect to recognize the regulatory and commercial milestone payments as a gain if and when the milestones are achieved. We expect to recognize the sales royalty payments as a gain if and when the royalties are earned.

NOTE 13.	Stock Repurchase Program
On February 27, 2013, our board of directors modified our stock buyback program originally adopted in February 2009 to increase repurchases to an aggregate of $7.0 million, and subsequently, on March 13, 2013, increased the stock buyback program again for repurchases of up to an aggregate of $12.0 million. During the years ended December 31, 2013 and 2012, we repurchased 1,514,843 and 490,816 shares of our common stock, respectively, under the stock buyback program. During the year ended December 31, 2014, we did not repurchase any of our common stock. As of December 31, 2014, an aggregate of $6.3 million remains authorized for stock buyback under the program.

NOTE 14.	Preferred Stock Rights
On May 23, 2013, the Company's Board of Directors adopted a tax benefit preservation plan in the form of a Section 382 Rights Agreement (the 382 Agreement). The 382 Agreement is intended to diminish the risk that our ability to use our net operating loss carryforwards to reduce future federal income tax obligations may become substantially limited due to an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The Board authorized and declared a dividend distribution of one right for each outstanding share of common stock, par value $0.0001 per share, of the Company to stockholders of record as of the close of business on June 4, 2013. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Participating Preferred Stock, par value $0.0001 per share, of the Company at an exercise price of $20.00 per one one-thousandth of a Preferred Share, subject to adjustment.
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
No rights were exercisable at December 31, 2014. There is no impact to the Company's financial results as a result of the adoption of the rights plan for the years ended December 31, 2014 and 2013.

NOTE 15.	Segments
Our reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the operating income (loss) contributed by each segment. Our operating segments include Diagnostic Imaging, Digirad Imaging Solutions, and cardiac event monitoring from our Telerhythmics acquisition on March 13, 2014 (See Note 3). For financial reporting purposes, we aggregate Digirad Imaging Solutions and cardiac event monitoring due to their similar economic and operational characteristics. Summarized annual data for segments are as follows (in thousands):

	Year ended December 31,
	2014 (1)	2013	2012
Gross profit by segment:
Diagnostic Services	$10,449	$9,343	$8,771
Diagnostic Imaging	6,191	4,773	4,321
Consolidated gross profit	$16,640	$14,116	$13,092

Income (loss) from operations by segment:
Diagnostic Services	$220	$30	$(48)
Diagnostic Imaging (2)	2,298	141	(5,050)
Consolidated income (loss) from operations	$2,518	$171	$(5,098)

Depreciation and amortization of tangible and intangible assets by segment:
Diagnostic Services	$1,672	$1,436	$1,814
Diagnostic Imaging	263	477	317
Consolidated depreciation and amortization	$1,935	$1,913	$2,131

	December 31,
	2014 (1)	2013
Identifiable assets by segment:
Diagnostic Services	$18,724	$11,874
Diagnostic Imaging	23,177	29,577
Consolidated assets	$41,901	$41,451
(1) On March 13, 2014, we acquired 100% of the membership interest of Telerhythmics, LLC. The results of Telerhythmics are included in Diagnostic Services since the acquisition date (See Note 3).
(2) Included in the Diagnostic Imaging income from operations for the year ended December 31, 2014, are approximately $0.7 million of charges associated with our Diagnostic Imaging and Facilities restructuring initiatives (See Note 11). Included in the Diagnostic Imaging income from operations for the year ended December 31, 2013, are approximately $1.7 million of charges associated with our Diagnostic Imaging restructuring initiative, as well as a gain of approximately $1.6 million associated with the sale of assets and licensing agreement from an uncommercialized surgical imaging system previously in development (See Note 12).

NOTE 16.	Quarterly Financial Information (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2014 and 2013 are as follows (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2014 (1)
Revenues	$12,997	$14,587	$13,881	$14,143
Gross profit	$3,442	$4,505	$4,409	$4,284
Income (loss) from operations (2)	$(155)	$825	$1,032	$816
Net income (loss)	$(148)	$823	$1,028	$772
Net income (loss) per common share—basic (3)	$(0.01)	$0.04	$0.06	$0.04
Net income (loss) per common share—diluted (3)	$(0.01)	$0.04	$0.05	$0.04

Fiscal 2013
Revenues	$11,546	$12,890	$12,413	$12,527
Gross profit	$2,817	$3,793	$3,818	$3,688
Income (loss) from operations	$(2,409)	$(632)	$2,432	$780
Net income (loss)	$(2,419)	$(616)	$2,512	$787
Net income (loss) per common share—basic (3)	$(0.13)	$(0.03)	$0.14	$0.04
Net income (loss) per common share—diluted (3)	$(0.13)	$(0.03)	$0.14	$0.04

(1)	On March 13, 2014, we acquired 100% of the membership interest of Telerhythmics, LLC. The results of Telerhythmics are included in Diagnostic Services since the acquisition date (See Note 3).

(2)
Included in the income (loss) from operations for the first, second, third, and fourth quarter of 2014, are approximately $0.4 million, $0.1 million, $0.1 million, and less than $0.1 million of charges, respectively, associated with our Diagnostic Imaging and Facilities restructuring initiatives (See Note 11).

(3)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

NOTE 17.	Subsequent Events
Dividend
On February 2, 2015, the Company announced a dividend of $0.05 payable to shareholders of record as of February 13, 2015. The dividend was paid on February 23, 2015.
MD Office Solutions, Inc. Acquisition
On March 5, 2015, we entered into an Agreement of Merger and Plan of Reorganization (the Merger Agreement) with the Stockholders party thereto (Sellers), to acquire MD Office Solutions, Inc. (MD Office).
Total consideration related to the Merger Agreement paid to the Sellers was 610,000 shares of common stock of Digirad Corporation, with a total value at closing of $2,684,000. The Company issued new shares for the consideration. In addition, there is an earn-out opportunity of up to $400,000 in cash over approximately three years based on the MD Office business meeting certain earnings before interest, taxes, depreciation and amortization (EBITDA) milestones. The Sellers will receive fifty percent of the EBITDA generated by the MD Office business in excess of the EBITDA milestone amounts, which is $650,000 for each of the annual periods ending December 31, 2015, 2016 and 2017, with the target for 2015 being prorated based on the close date. The Merger Agreement is also subject to a post-closing purchase price adjustment based on the final working capital balance, as defined in the Merger Agreement, as well as a Registration Rights Agreement related to the common shares provided to the Sellers as part of the consideration.
We expect to account for the transaction as a business combination and are in the process of determining the allocation of the purchase price to acquired assets and assumed liabilities, as well as preparing pro forma financial information. A determination of the acquisition-date fair values of the assets acquired and the liabilities assumed is pending the completion of an independent appraisal and other evaluations and therefore further disclosures have not been made.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
In connection with our acquisition of Telerhythmics, certain areas of internal control over financial reporting changed. These areas are primarily related to integrating corporate functions at Digirad that previously existed at Telerhythmics. The functions and related internal controls that were affected as a result of the acquisition of Telerhythmics are financial reporting, human resources, and information technology. Certain control structure items remain in operation at Telerhythmics, primarily related to the processing and billing of revenues, and collection of those revenues. The control structure at Digirad has been modified to appropriately oversee and incorporate these activities into the overall control structure.
Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

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
We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
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

Tax Benefit Preservation Plan

On May 23, 2013, we entered into a Tax Benefit Preservation Plan with American Stock Transfer & Trust Company, which was amended on November 11, 2013, to correct certain ambiguities. The Tax Benefit Preservation Plan is intended to diminish the risk that our ability to use our net operating loss carryforwards to reduce future federal income tax obligations may become substantially limited due to an “ownership change,” as defined in Section 382 of the Internal Revenue Code. In connection with the adoption of the tax benefit preservation plan, we declared a dividend distribution of one right for each outstanding share of Digirad common stock to stockholders of record as of the close of business on June 4, 2013. Each right entitles the registered holder to purchase from Digirad one one-thousandth of a share of Series B Participating Preferred Stock of Digirad at an exercise price of $20.00 per one one-thousandth of a share of Series B Participating Preferred Stock, subject to adjustment.

As more fully described in the Tax Benefit Preservation Plan, the rights become exercisable following (i) the 10th business day (or such later date as may be determined by our board of directors) after the public announcement that an acquiring person has acquired beneficial ownership of 4.99% or more of the common shares of Digirad or (ii) the 10th business day (or such later date as may be determined by our board of directors) after a person or group announces a tender or exchange offer that would result in ownership by a person or group of 4.99% or more of the common shares of Digirad.

The Tax Benefit Preservation Plan continues in full force and effect.

Preferred Stock Rights Agreement

Prior to entering into the Tax Benefit Preservation Plan, the Company had a pre-existing Preferred Stock Rights Agreement, which was designed to deter, among other things, coercive takeover tactics, including an acquisition by an acquiring person of 20% or more of the shares of the Company’s common stock.

In light of the adoption of the Tax Benefit Preservation Plan, on March 5, 2015, we entered into a First Amendment to the Preferred Stock Rights Agreement with American Stock Transfer & Trust Company pursuant to which the Final Expiration Date (as defined therein) was amended to be March 15, 2015. As a result of this amendment, the Preferred Stock Rights Agreement will terminate in accordance with its terms on March 15, 2015.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item regarding directors and corporate governance is incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2015, or the “2015 Proxy Statement,” under the headings “Corporate Governance and Ethics,” “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” We have adopted a Code of Business Ethics and Conduct (“Ethics Code”) that applies to all our officers, directors, employees and contractors. The Ethics Code contains general guidelines for conducting our business consistent with the highest standards of business ethics and compliance with applicable law, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. Day-to-day compliance with the Ethics Code is overseen by the Company compliance officer appointed by our Board of Directors. If we make any substantive amendments to the Ethics Code or grant any waiver from a provision of the Ethics Code to any director or executive officer, we will promptly disclose the nature of the amendment or waiver on our website at www.digirad.com.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference from the information set forth under the captions “Executive Compensation” and “Compensation of Directors” in our 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference from the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference from the information set forth under the captions “Corporate Governance and Ethics—Director Independence” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance,” in our 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is incorporated by reference from the information set forth under the caption “Proposal 2: Ratification of Appointment of Independent Auditors,” in our 2015 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules
Documents filed as part of this report:

1.	Financial Statements:
The financial statements of Digirad Corporation listed below are set forth in Item 8 of this report for the year ended December 31, 2014:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013, and 2012
Consolidated Balance Sheets at December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013, and 2012
Notes to Audited Consolidated Financial Statements

2.	Financial Statement Schedules:
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(b) Exhibits
EXHIBIT INDEX

Exhibit Number	Description
2.1
Asset Purchase Agreement, by and between Digirad Corporation, Digirad Imaging Solutions, Inc., Digirad Ultrascan Solutions, Inc. and Ultrascan, Inc. dated May 1, 2007 (Incorporated by reference to the exhibits to the Company's quarterly report on Form 10-Q filed with the Commission on May 7, 2007)

2.2†
Asset Purchase Agreement, dated February 2, 2009, by and among the Company, Digirad Imaging Solutions, Inc. and MD Office Solutions (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on February 6, 2009)

2.3
Asset Purchase Agreement, dated as of March 2, 2009, by and among Digirad Imaging Solutions, Inc. Daniel D. Rice, Denise Nelson, Greg Nelson and Antigua Medical Services, LLC (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on March 4, 2009)

2.4
Membership Interest Purchase Agreement, dated March 13, 2014, by and among Digirad Imaging Solutions, Inc. and the Sellers party thereto (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on March 14, 2014)

2.5†
Asset Purchase Agreement by and between Digirad Corporation and Novadaq Technologies Inc., dated July 31, 2013 (Incorporated by reference to Form 8-K filed with the Commission on August 1, 2013, and to the exhibits to the amended Form 8-K/A filed with the Commission on September 18, 2013)

2.6
Agreement of Merger and Plan of Reorganization, dated March 5, 2015 by and between Digirad Corporation, Maleah Incorporated, MD Office Solutions, Inc. and the Stockholders party thereto (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on March 6, 2015). Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementary copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.

3.1
Amended and Restated Certificate of Incorporation of Digirad Corporation (Incorporated by reference to the exhibits to the Company's report on Form 8-K originally filed with the Commission on May 3, 2006, as amended thereafter)

Exhibit Number	Description
3.2	Amended and Restated Bylaws of Digirad Corporation (Incorporated by reference to the exhibits to the Company's report on Form 8-K originally filed with the Commission on May 9, 2007)

3.3
Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock (Incorporated by reference to the exhibits to the Company's report on Form 8-K originally filed with the Commission on May 24, 2013)

4.1
Form of Specimen Stock Certificate (Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Commission on March 19, 2004, as amended thereafter)

4.2
Preferred Stock Rights Agreement, by and between Digirad Corporation and American Stock Transfer and Trust Company, dated November 22, 2005 (Incorporated by reference to the exhibits to the Registration Statement on the Company's report on Form 8-A originally filed with the Commission on November 29, 2005)

4.3
Tax Benefit Preservation Plan by and between Digirad Corporation and American Stock Transfer & Trust Company, dated as of May 23, 2013 (Incorporated by reference to the exhibits to the Company's report on Form 8-K originally filed with the Commission on May 24, 2013)

4.4
Tax Benefit Preservation Plan Amendment, dated November 11, 2013, by and between the Company and American Stock Transfer & Trust Company, LLC (Incorporated by reference to the exhibits to the Company's report on Form 10-K filed with the Commission on March 20, 2014)

4.5	First Amendment to Preferred Stock Rights Agreement, dated as of March 5, 2015, by and between the Company and American Stock Transfer & Trust Company, LLC.

10.1†
License Agreement, by and between Digirad Corporation and the Regents of the University of California dated May 19, 1999, as amended (Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Commission on March 19, 2004, as amended thereafter)

10.2†
Amendment to License Agreement by and between Digirad Corporation and the Regents of the University of California, dated July 28, 2004, as amended (Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Commission on March 19, 2004, as amended thereafter)

10.3†
License Agreement, by and between Digirad Corporation and Cedars-Sinai Health System, dated May 22, 2001, as amended (Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Commission on March 19, 2004, as amended thereafter)

10.4†
License Agreement, by and between Digirad Corporation and Cedars-Sinai Health System, dated April 1, 2003, as amended (Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Commission on March 19, 2004, as amended thereafter)

10.5#
Digirad Corporation 2004 Stock Incentive Plan, as Amended and Restated on August 2, 2007 (Incorporated by reference to the exhibits to the Company's quarterly report on Form 10-Q as filed with the Commission on August 7, 2007)

10.6#
Form of Notice of Stock Option Award and Stock Option Award Agreement for 2004 Stock Incentive Plan (Incorporated by reference to the exhibits to the Company's annual report on Form 10-K filed with the Commission on March 3, 2005)

10.7#
2004 Non-Employee Director Option Program (Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Commission on March 19, 2004, as amended thereafter)

10.8#
Form of Notice of Stock Option Award and Stock Option Award Agreement for 2004 Non-Employee Director Option Program (Incorporated by reference to the exhibits to the Company's annual report currently filed on Form 10-K with the Commission on March 3, 2005)

10.9#
Form of Indemnification Agreement (Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Commission on March 19, 2004, as amended thereafter)

Exhibit Number	Description
10.10#
Executive Employment Agreement, by and between Digirad Corporation and Jeffry R. Keyes, dated March 4, 2013 (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on March 5, 2013)

10.11#
Employment Agreement, dated as of May 1, 2007, as amended on August 7, 2010, by and between the Company and Matthew G. Molchan (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on March 5, 2013)

10.12#
Severance Agreement, dated December 31, 2010, by and between the Company and Virgil Lott (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on January 3, 2011)

10.13
Commercial Lease Agreement, dated August 1, 2009, by and between the Company and B. Young Properties, LLC (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on September 4, 2009)

10.14#	Form of 2011 Inducement Stock Incentive Plan (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on July 29, 2011)

10.15#	Form of 2011 Inducement Stock Incentive Plan Stock Option Agreement (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on July 29, 2011)

10.16#	Form of 2011 Inducement Stock Incentive Plan Restricted Stock Unit Agreement (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on July 29, 2011)

10.17
Termination Agreement, dated as of January 15, 2014, by and between Digirad Corporation and B. Young Properties, LLC (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on January 27, 2014)

10.18#	Digirad Corporation 2014 Equity Incentive Award Plan (Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-8 filed with the Commission on June 6, 2014)

10.19#	Form Indemnification Agreement of the Company for directors and officers

21.1	Subsidiaries of Digirad Corporation

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page of this Form 10-K)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.LAB	XBRL Taxonomy Extension Labels Linkbase***
101.PRE	XBRL Taxonomy Presentation Linkbase***
101.DEF	XBRL Taxonomy Extension Definition Linkbase***

†	Digirad Corporation has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Commission.

#	Indicates management contract or compensatory plan.

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

DIGIRAD CORPORATION

Dated:	March 6, 2015	By:	/S/ MATTHEW G. MOLCHAN
		Name:	Matthew G. Molchan
		Title:	President and Chief Executive Officer (Principal Executive Officer)
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ MATTHEW G. MOLCHAN	President and Chief Executive Officer	March 6, 2015
Matthew G. Molchan	(Principal Executive Officer)
/S/ JEFFRY R. KEYES	Chief Financial Officer	March 6, 2015
Jeffry R. Keyes	(Principal Financial Officer)
/S/ JEFFREY E. EBERWEIN	Director	March 6, 2015
Jeffrey E. Eberwein	(Chairman of the Board of Directors)
/S/ JOHN M. CLIMACO	Director	March 6, 2015
John M. Climaco
/S/ CHARLES M. GILLMAN	Director	March 6, 2015
Charles M. Gillman
/S/ MICHAEL A. CUNNION	Director	March 6, 2015
Michael A. Cunnion
/S/ JOHN W. SAYWARD	Director	March 6, 2015
John W. Sayward