Form 10-Q
period 2015-03-31
DIGIRAD CORP
filed 2015-05-01
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
FORM 10-Q
 __________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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
As of April 24, 2015 the registrant had 19,243,445 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION
TABLE OF CONTENTS

IMPORTANT INFORMATION REGARDING FOWARD-LOOKING STATEMENTS	3
PART I. FINANCIAL INFORMATION	4
Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20
Item 4. Controls and Procedures	20
PART II. OTHER INFORMATION	21
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22
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
EXHIBIT 101.LAB XBRL Taxonomy Extension Label Linkbase Document
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Linkbase Document

Important Information Regarding Forward-Looking Statements
Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations, and projections regarding our business strategies, market potential, future financial performance, industry, and other matters. This includes, in particular, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, as well as other portions of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify forward-looking statements, which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. The most significant of these risks, uncertainties, and other factors are described in “Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission on March 6, 2015. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Revenues:
Diagnostic Services	$10,563	$9,555
Diagnostic Imaging	3,276	3,442
Total revenues	13,839	12,997

Cost of revenues:
Diagnostic Services	8,505	7,534
Diagnostic Imaging	1,686	2,021
Total cost of revenues	10,191	9,555

Gross profit	3,648	3,442

Operating expenses:
Marketing and sales	1,210	1,095
General and administrative	2,168	1,995
Amortization of intangible assets	105	66
Restructuring charges	—	441
Total operating expenses	3,483	3,597

Income (loss) from operations	165	(155)

Other income (expense):
Interest and other income, net	11	17
Interest expense	(11)	(8)
Total other income	—	9

Income (loss) before income taxes	165	(146)
Income tax benefit (expense)	580	(2)
Net income (loss)	$745	$(148)

Net income (loss) per share:
Basic	$0.04	$(0.01)
Diluted	$0.04	$(0.01)

Shares used in per share computations:
Weighted average shares outstanding – basic	18,803	18,518
Weighted average shares outstanding – diluted	19,291	18,518

Dividends declared per common share	$0.05	$0.05

Net income (loss)	$745	$(148)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	14	(18)
Total other comprehensive income (loss)	14	(18)
Comprehensive income (loss)	$759	$(166)
See accompanying notes to the unaudited condensed consolidated financial statements

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$13,876	$14,051
Securities available-for-sale	7,048	7,935
Accounts receivable, net	7,060	5,989
Inventories, net	3,657	3,644
Other current assets	898	856
Restricted cash	477	477
Total current assets	33,016	32,952

Property and equipment, net	5,197	4,766
Intangible assets, net	3,479	2,577
Goodwill	2,889	1,337
Other assets	289	269
Total assets	$44,870	$41,901

Liabilities and stockholders’ equity
Accounts payable	$2,242	$1,423
Accrued compensation	2,587	3,261
Accrued warranty	159	176
Deferred revenue	1,481	1,644
Other accrued liabilities	2,086	1,789
Total current liabilities	8,555	8,293
Other liabilities	966	963
Total liabilities	9,521	9,256

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 19,240,945 and 18,615,945 shares issued and outstanding (net of treasury shares) at March 31, 2015 and December 31, 2014, respectively	2	2
Treasury stock, at cost; 2,588,484 shares at March 31, 2015 and December 31, 2014	(5,728)	(5,728)
Additional paid-in capital	155,714	153,769
Accumulated other comprehensive loss	(5)	(19)
Accumulated deficit	(114,634)	(115,379)
Total stockholders’ equity	35,349	32,645
Total liabilities and stockholders’ equity	$44,870	$41,901
See accompanying notes to the unaudited condensed consolidated financial statements

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
Operating activities
Net income (loss)	$745	$(148)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	383	387
Amortization of intangible assets	105	66
Provision for bad debt	37	21
Stock-based compensation	144	50
(Gain) loss on sale of assets	(17)	5
Amortization of premiums on investments	36	51
Changes in operating assets and liabilities:
Accounts receivable	(665)	(1,699)
Inventories	(13)	293
Other assets	(6)	70
Accounts payable	670	449
Accrued compensation	(755)	(1,019)
Deferred revenue	(163)	(250)
Other liabilities	(379)	168
Restricted cash	—	(233)
Net cash provided by (used in) operating activities	122	(1,789)

Investing activities
Purchases of property and equipment	(211)	(571)
Net proceeds from sale of assets	17	—
Purchases of securities available-for-sale	—	(2,617)
Maturities of securities available-for-sale	865	350
Net cash received from (paid for) acquisition	3	(3,470)
Net cash provided by (used in) investing activities	674	(6,308)

Financing activities
Issuances of common stock	48	—
Dividends paid	(931)	(925)
Repayment of long-term debt	—	(131)
Repayment of obligations under capital leases	(88)	(42)
Net cash used in financing activities	(971)	(1,098)
Net decrease in cash and cash equivalents	(175)	(9,195)
Cash and cash equivalents at beginning of period	14,051	18,744
Cash and cash equivalents at end of period	$13,876	$9,549

Non-Cash Investing Activities
Assets acquired by entering into capital leases	$122	$54
Issuance of common stock for acquisition	$2,684	$—
See accompanying notes to the unaudited condensed consolidated financial statements

DIGIRAD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. The Company
Digirad Corporation ("Digirad"), a Delaware corporation, is one of the largest national providers of in-office nuclear cardiology imaging and ultrasound services, and also provides cardiac event monitoring services. These services are provided to physician practices, hospitals, and imaging centers through our Diagnostic Services reportable segment. Digirad also sells solid-state gamma cameras for nuclear cardiology and general nuclear medicine applications, as well as provides service on the products sold, through our Diagnostic Imaging reportable segment. These two reportable segments, Diagnostic Services and Diagnostic Imaging, are collectively referred to herein as the “Company.”
The accompanying condensed consolidated financial statements include the operations of both segments. Intercompany accounts and transactions are accounted for at cost and have been eliminated in consolidation. All our long-lived assets are located in the United States and substantially all of our revenues arise from sales activity in the United States.
Basis of Presentation
The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission (SEC) instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (GAAP) to be included in a full set of financial statements. The unaudited condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited consolidated financial statements for our fiscal year ended December 31, 2014, filed with the SEC on Form 10-K on March 6, 2015, include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations, cash flows, and balance sheets for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.
Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from management’s estimates.
The financial results for the three months ended March 31, 2015 include the financial results of MD Office Solutions and Telerhythmics, LLC. See Note 3 to the unaudited condensed consolidated financial statements for more information related to the acquisition of MD Office Solutions and Telerhythmics, LLC.
Recent Accounting Pronouncement
In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers which supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The guidance allows for either full retrospective or modified retrospective adoption and is currently scheduled to become effective for us in the first quarter of 2017. On April 1, 2015, the FASB voted to propose a one-year deferral to the effective date, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). We are currently evaluating the alternative transition methods and the potential effects of the adoption of this guidance on our financial statements.
Note 2. Basic and Diluted Net Income (Loss) Per Share
For the three months ended March 31, 2015 and 2014, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and vested restricted stock units outstanding during the period. Diluted net income (loss) per common share is calculated to give effect to all dilutive securities, if applicable, using the treasury stock method.
The following table sets forth the reconciliation of shares used to compute basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended March 31,
(shares in thousands)	2015	2014
Weighted average shares outstanding - basic	18,803	18,518
Dilutive potential common stock outstanding:
Stock options	474	—
Restricted stock units	14	—
Weighted average shares outstanding - diluted	19,291	18,518
The following weighted average outstanding common stock equivalents were not included in the calculation of diluted net income (loss) per share because their effect was anti-dilutive:

	Three Months Ended March 31,
(shares in thousands)	2015	2014
Stock options	3	373
Restricted stock units	—	—
Total	3	373
Note 3. Acquisitions
MD Office Solutions (2015)
On March 5, 2015, we entered into an Agreement of Merger and Plan of Reorganization (the Merger Agreement) to acquire MD Office Solutions (MD Office). MD office is a provider of in-office nuclear cardiology imaging in the northern and central California regions. The acquisition expands the geographical region in which we are able to provide our in-office nuclear cardiology imaging services.
Total consideration related to the Merger Agreement paid to the sellers was 610,000 shares of common stock of Digirad Corporation, with a total value at closing of $2,684,000, as well as settlement of a $15,000 accounts receivable balance owed to the Company. The Company issued new shares for the consideration. In addition, there is an earn-out opportunity of up to $400,000 in cash over approximately three years based on the MD Office business meeting certain earnings before interest, taxes, depreciation, and amortization (EBITDA) milestones. The sellers will receive fifty percent of the EBITDA generated by the MD Office business in excess of the EBITDA milestone amounts, which are $650,000 for each of the annual periods ending December 31, 2015, 2016, and 2017, with the target for 2015 being prorated based on the close date.
At March 31, 2015, we have estimated the fair value of the contingent earn-out opportunity to be $6,000. The earn-out opportunity is estimated based on the expected performance of the business over the period from the acquisition date through December 31, 2017, utilizing an income approach. It is reasonably possible that our estimate of the earn-out potential could change in the near term. Any adjustment in the estimated earn-out opportunity until settled will be recorded as a gain or loss to current operations in the period the estimate changes.
The Merger Agreement is also subject to a post-closing purchase price adjustment based on the final working capital balance, as defined in the Merger Agreement, as well as a Registration Rights Agreement related to the common shares provided to the sellers as part of the consideration.
The following table summarizes the preliminary purchase price allocation recognized as of the close date of March 5, 2015:

(in thousands)	Allocation of purchase price
Assets
Current assets:
Cash and cash equivalents	$3
Accounts receivable, net	457
Other current assets	32
Total current assets	492

Property and equipment, net	481
Intangible assets, net	1,007
Goodwill	1,552
Other assets	24
Total assets	$3,556

Liabilities
Current liabilities:
Accounts payable	$149
Accrued compensation	81
Other accrued liabilities	33
Total current liabilities	263
Deferred tax liability	588
Other liabilities	6
Total liabilities	$857
The goodwill recognized as part of the transaction primarily represents synergies between Digirad and MD Office that were not separately identified as part of the acquisition valuation process. MD Office activities are included within the Diagnostic Services reportable segment. The resulting goodwill from the acquisition is not deductible for federal and state tax reporting purposes.
The following table summarizes the fair value of acquired identifiable intangible assets as of the acquisition date:

(in thousands)	Weighted Average Useful Lives (in years)	Fair Value
Customer relationships	7.0	$639
Trademarks	5.0	187
Covenants not to compete	5.0	181
Total intangible assets acquired, excluding goodwill		$1,007
As of March 31, 2015, the final working capital adjustment has not been completed, and therefore the accounting for the acquisition is incomplete. We have estimated the working capital adjustment at March 5, 2015 at approximately $7,000 due to the sellers, which is included in the estimated consideration above. It is reasonably possible this estimated working capital adjustment could change based on the final agreed upon amount pursuant to the Merger Agreement. Any adjustment to this amount will affect the purchase consideration, and therefore the allocation of the purchase price, with the majority of any such adjustment likely affecting the recorded goodwill amount. We anticipate closing the measurement period by June 30, 2015.
The below tables display estimated proforma results had the business acquisition been completed as of January 1, 2014. In deriving the proforma results, we utilized the historical operating results of MD Office and adjusted for the impact of the purchase accounting and transaction costs as if the acquisition occurred on January 1, 2014.

	Three Months Ended March 31,
(in thousands)	2015	2014
Revenues	$14,406	$13,751
Net income (loss)	$895	$(324)
Included within our consolidated operating results for the period ending March 31, 2015 are MD Office operations for the period March 6, 2015 through March 31, 2015 as follows:

March 6, 2015 - March 31, 2015
Revenues	$216
Net loss	$(106)
Included within the results for MD Office is approximately $136,000 of transaction costs related to the acquisition. These costs are classified as general and administrative expenses in the consolidated statements of comprehensive income (loss).
Telerhythmics, LLC (2014)
On March 13, 2014, we acquired 100% of the membership interest of Telerhythmics, LLC (Telerhythmics), a provider of 24-hour cardiac monitoring services. Telerhythmics and Digirad each have a very similar customer base, yet with only minor overlaps in current customers. We believe this similar customer base will allow us to leverage each company’s strengths to grow sales and also diversify Digirad's service offerings.
We paid to the sellers of the membership interest (the Sellers) aggregate up-front consideration of $3.4 million and assumed approximately $131,000 in debt. In addition, there is an aggregate earn-out opportunity of up to $501,000 from the period March 14, 2014 through December 31, 2016 based on the Telerhythmics business meeting certain earnings before interest, taxes, depreciation and amortization (EBITDA) milestones. The Sellers will receive fifty percent (50%) of the EBITDA generated by the Telerhythmics business in excess of the EBITDA milestone amounts, which are as follows:

•	$415,000 of EBITDA for the period from the closing date through December 31, 2014;

•	$825,000 of EBITDA for the period from January 1, 2015 through December 31, 2015; and

•	$825,000 of EBITDA for the period from January 1, 2016 through December 31, 2016.
At March 31, 2015, we have estimated the fair value of the contingent earn-out opportunity to be $229,000. The earn-out opportunity is estimated based on the expected performance of the business over the period from January 1, 2015 through December 31, 2016, utilizing an income approach. No earn-out consideration was earned by the Sellers for the period from the closing date through December 31, 2014. It is reasonably possible that our estimate of the earn-out potential could change in the near term. Any adjustment in the estimated earn-out opportunity until settled will be recorded as a gain or loss to current operations in the period the estimate changes.
The allocation of the purchase price to the assets acquired and liabilities assumed on the acquisition date was as follows:

(in thousands)	Allocation of purchase price
Assets
Current assets:
Accounts receivable, net	$256
Other current assets	34
Total current assets	290

Property and equipment, net	290
Intangible assets, net	2,580
Goodwill	1,153
Total assets	$4,313

Liabilities
Current liabilities:
Accounts payable	$36
Accrued compensation	169
Other accrued liabilities	356
Current portion of long-term debt	131
Total current liabilities	692
Other liabilities	174
Total liabilities	$866
The long-term debt was subsequently paid in full on March 28, 2014.
The goodwill recognized as part of the transaction primarily represents synergies between Digirad and Telerhythmics that were not separately identified as part of the acquisition valuation process. Telerhythmics activities are considered their own operating segment, which is aggregated into our Diagnostic Services reportable segment. The resulting goodwill from the acquisition is expected to be deductible for federal and state tax reporting purposes.
The below tables display estimated proforma results had the business acquisition been completed as of January 1, 2013. In deriving the proforma results, we utilized the historical operating results of Telerhythmics and adjusted for the impact of the purchase accounting and transaction costs as if the acquisition occurred on January 1, 2013.

	Three Months Ended March 31,
(in thousands)	2014	2013
Revenues	$14,152	$12,959
Net income (loss)	$26	$(2,534)
Note 4. Inventories
Our inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) and we review inventory balances for excess and obsolete inventory levels on a quarterly basis.

(in thousands)	March 31, 2015	December 31, 2014
Inventories:
Raw materials	$2,385	$2,439
Work-in-process	1,784	2,560
Finished goods	1,203	558
Total inventories	5,372	5,557
Less reserve for excess and obsolete inventories	(1,715)	(1,913)
Total inventories, net	$3,657	$3,644

Note 5. Property and Equipment

(in thousands)	March 31, 2015	December 31, 2014
Property and equipment:
Machinery and equipment	$23,962	$23,412
Computer hardware and software	3,079	2,917
Leasehold improvements	583	571
Total property and equipment	27,624	26,900
Less accumulated depreciation	(22,427)	(22,134)
Total property and equipment, net	$5,197	$4,766
Note 6. Intangibles and Goodwill

	March 31, 2015
(in thousands)	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net (1)
Intangible assets with indefinite useful lives:
Goodwill (2)	Indefinite	$2,889	$—	$2,889

Intangible assets with finite useful lives:
Customer relationships (2)	8.2	$5,489	$(2,982)	$2,507
Trademarks (2)	8.0	787	(72)	715
Patents	13.4	141	(118)	23
Covenants not to compete (2)	5.0	251	(17)	234
Total intangible assets, net		$6,668	$(3,189)	$3,479

	December 31, 2014
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net (1)
Intangible assets with infinite useful lives:
Goodwill	Indefinite	$1,337	$—	$1,337

Intangible assets with finite useful lives:
Customer relationships	8.6	$4,850	$(2,904)	$1,946
Trademarks	9.0	600	(53)	547
Patents	13.2	141	(116)	25
Covenants not to compete	5.0	70	(11)	59
Total intangible assets, net		$5,661	$(3,084)	$2,577

(1)
Amortization expense for intangible assets, net was $0.1 million for the three months ended March 31, 2015 and 2014. Estimated amortization expense for intangible assets for the remainder of 2015 is $0.4 million, for 2016 is $0.5 million, for 2017 is $0.5 million, for 2018 is $0.5 million, for 2019 is $0.4 million, for 2020 is $0.4 million, and thereafter is $0.8 million.

(2)	As a result of our acquisition of MD Office on March 5, 2015, we recorded certain intangible assets (See Note 3).
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
As a result of the Facilities restructuring initiative, we incurred a total of $0.7 million in restructuring charges which occurred solely during fiscal year 2014. Facilities restructuring charges of $0.4 million were incurred during the three months ended March 31, 2014. No Facilities restructuring charges were incurred during the three months ended March 31, 2015. The charges were comprised of lease termination, moving, and other related costs. All Facilities restructuring charges were included in the Diagnostic Imaging segment. Restructuring liabilities and associated charges were measured at fair value as incurred.
Note 8. Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at March 31, 2015 and December 31, 2014.

	Fair Value as of March 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$7,048	$—	$7,048
Liabilities:
Acquisition related contingent consideration	$—	$—	$235	$235

	Fair Value as of December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$7,935	$—	$7,935
Liabilities:
Acquisition related contingent consideration	$—	$—	$229	$229

The fair value of our corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, and/or offers. We did not reclassify any investments between levels in the fair value hierarchy during the three months ended March 31, 2015.
The acquisition related contingent consideration is related to our acquisition of Telerhythmics on March 13, 2014 and acquisition of MD Office on March 5, 2015 (See Note 3).  We reassess the fair value of the contingent consideration to be settled in cash related to our acquisitions of Telerhythmics and MD Office on a quarterly basis using the income approach, which is a Level 3 measurement. There was no change to the fair value of the acquisition related contingent consideration during the three months ended March 31, 2015, other than the addition of $6,000 of contingent consideration related to the MD Office acquisition. Significant assumptions used in the measurement include probabilities of achieving the EBITDA milestones.
Securities Available-for-Sale
Securities available-for-sale primarily consist of investment grade corporate debt securities. We classify all securities as available-for-sale and as current assets, as the sale of such securities may be required prior to maturity to execute management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. It is not more likely than not that we will be required to sell investments before recovery of their amortized costs. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and included in interest income. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in other income (expense) within the condensed consolidated statements of comprehensive income (loss). The realized gains and losses on these sales were minimal for the three months ended March 31, 2015 and 2014.

The following table sets forth the composition of securities available-for-sale as of March 31, 2015 and December 31, 2014.

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of March 31, 2015 (in thousands)			Gains	Losses
Corporate debt securities	Less than 1 year	$4,489	$1	$(2)	$4,488
Corporate debt securities	1-3 years	2,564	1	(5)	2,560
		$7,053	$2	$(7)	$7,048

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of December 31, 2014 (in thousands)			Gains	Losses
Corporate debt securities	Less than 1 year	$4,650	$—	$(5)	$4,645
Corporate debt securities	1-3 years	3,304	—	(14)	3,290
		$7,954	$—	$(19)	$7,935
Note 9. Commitments and Contingencies
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
Note 10. Income Taxes
For the quarter ended March 31, 2015, we recorded an income tax benefit of approximately $0.6 million related to the release of valuation allowance associated with the acquisition of MD Office.  The valuation allowance release occurred when we recorded an increase to our deferred tax liability balance as a result of book and tax basis differences in acquired fixed, intangible and other assets of MD Office.
As of December 31, 2014, we had unrecognized tax benefits of approximately $1.6 million. Included in the unrecognized tax benefits were $1.3 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was our cumulative profitability over the three-year period ended March 31, 2015. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future income. On the basis of this evaluation, as of March 31, 2015, a valuation allowance has been recorded as we cannot conclude that it is more likely than not that the existing deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projected future income.
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
On March 5, 2015, we acquired MD Office (See Note 3). As part of the acquisition, we evaluated MD Office's business operations, both on a quantitative and qualitative basis, and determined its business operations appropriately met the criteria to be aggregated with our Diagnostic Services business in accordance with the authoritative accounting guidance for segment reporting.
The financial results below for the three months ended March 31, 2015 include the financial results of MD Office for the period since the acquisition date of March 5, 2015.

	Three Months Ended March 31,
(in thousands)	2015	2014
Gross profit by segment:
Diagnostic Services	$2,058	$2,021
Diagnostic Imaging	1,590	1,421
Condensed consolidated gross profit	$3,648	$3,442

Income (loss) from operations by segment:
Diagnostic Services	$(537)	$(333)
Diagnostic Imaging (1)	702	178
Condensed consolidated income (loss) from operations	$165	$(155)

Depreciation and amortization:
Diagnostic Services	$417	$375
Diagnostic Imaging	71	78
Condensed consolidated depreciation and amortization	$488	$453

(in thousands)	March 31, 2015	December 31, 2014
Identifiable assets by segment:
Diagnostic Services	$21,596	$18,724
Diagnostic Imaging	23,274	23,177
Condensed consolidated assets	$44,870	$41,901
(1) Included in the Diagnostic Imaging income from operations for the three months ended March 31, 2014, are approximately $0.4 million of charges associated with our Facilities restructuring initiative (See Note 7).
Note 12. Subsequent Events
On April 30, 2015, the Company announced a cash dividend of $0.05 per share payable on May 27, 2015 to shareholders of record on May 13, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations (“MD&A”), contains forward-looking statements that involve risks and uncertainties. Please see “Important Information Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes thereto for the fiscal year ended December 31, 2014, which were included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2015.
The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.
Overview
We are one of the largest national providers of in-office nuclear cardiology imaging and ultrasound services, and also provide cardiac event monitoring services. Our services are provided to physician practices, hospitals, and imaging centers through our Diagnostic Services reportable segment. We also sell solid-state gamma cameras for nuclear cardiology and general nuclear medicine applications, as well as provide service on the products we sell through our Diagnostic Imaging reportable segment. We designed and commercialized the first solid-state nuclear gamma camera for the detection of cardiovascular disease and other medical conditions. Our imaging systems are sold in both portable and fixed configurations, and provide enhanced operability and improved patient comfort. Our nuclear cameras fit easily into floor spaces as small as seven feet by eight feet, and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting, or within multiple departments of a hospital, (e.g., emergency and operating rooms).
Through Diagnostic Services, we offer a convenient and economically efficient imaging services program as an alternative to purchasing a gamma camera or ultrasound equipment or outsourcing the procedures to another physician or imaging center. For physicians who wish to perform nuclear imaging, echocardiography, vascular or general ultrasound tests, or any combination of these procedures in their offices, we provide the ability for them to engage our services, which includes the use of our imaging system, qualified personnel, and related items required to perform imaging in their own offices and bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for those services. The flexibility of our products and our service allows physicians to ensure continuity of care and convenience for their patients and allows them to retain revenue from procedures they would otherwise refer to imaging centers and hospitals. The imaging services are primarily provided to cardiologists, internal medicine physicians, and family practice doctors who enter into annual contracts for a set number of days ranging from once per month to five times per week. We experience some seasonality related to vacations, holidays, and inclement weather. Most of the imaging services are focused on cardiac care. Many of our physician customers are reliant on reimbursements from Medicare, Medicaid, and third-party insurers where, in the past, there has been downward price pressure and uncertainty of reimbursement rates due to factors outside the physicians’ control. The uncertainty created by the 2010 healthcare reform laws and other legislation has impacted our business in the past, and will likely have some impact on our business in the future. Future changes and related impacts may require modifications to our current business model in order for our physician customers and us to maintain a viable economic model.
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
For many years since our Initial Public Offering in 2004, we focused significant efforts on research and development activities to develop and further enhance our nuclear imaging cameras, primarily for alternative uses within the healthcare environment. These efforts, along with a fixed infrastructure that was sized for a much higher volume of manufacturing and sales of our nuclear imaging cameras than we have experienced, resulted in several years of financial losses. On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs and improve profitability (the "Diagnostic Imaging restructuring initiative"). The Diagnostic Imaging restructuring initiative involved a reduction in force focused on manufacturing, research and development, and administrative personnel. In addition, we entered into an agreement in September 2013 with a third party to outsource the majority of the manufacturing associated with our cameras. All restructuring efforts associated with this initiative were complete as of June 30, 2014. Further, on January 27, 2014, we entered into a termination agreement to end the lease on our 47,000 square foot former headquarters facility in Poway, California (the Facilities restructuring initiative) and moved our Diagnostic Imaging operations into a separate 21,300 square foot facility. All restructuring efforts associated with the Facilities restructuring initiative were complete as of December 31, 2014. With these restructuring initiatives complete, we plan to continue selling and servicing our cameras, but at a more profitable level with our restructured, leaner infrastructure. We believe that our cameras have underlying technology and related patents that make them relevant for many years into the future, negating the need for a fixed cost research and development infrastructure.
Our main strategic focus moving forward is on growing our Diagnostic Services business, which we plan to accomplish by driving revenue density with our existing customers by providing additional service offerings, such as cardiac event monitoring, as well as by increasing our overall customer relationships through territory expansion and acquisition of other diagnostic services companies. On March 5, 2015, we acquired MD Office Solutions, a provider of in-office nuclear cardiology imaging in the northern and central California regions. We will also continue to evaluate acquisition opportunities related to complementary healthcare services and products to diversify and expand our current offerings.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions, and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the three months ended March 31, 2015.
Results of Operations
The following tables set forth our results from operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	Percent of 2015 Revenues	2014	Percent of 2014 Revenues	Change from Prior Year
(in thousands)					Dollars	Percent
Revenues:
Diagnostic Services	$10,563	76.3%	$9,555	73.5%	$1,008	10.5%
Diagnostic Imaging	3,276	23.7%	3,442	26.5%	(166)	(4.8)%
Total revenues	13,839	100.0%	12,997	100.0%	842	6.5%
Cost of revenues:
Diagnostic Services	8,505	61.5%	7,534	58.0%	971	12.9%
Diagnostic Imaging	1,686	12.2%	2,021	15.5%	(335)	(16.6)%
Total cost of revenues	10,191	73.6%	9,555	73.5%	636	6.7%
Gross profit	3,648	26.4%	3,442	26.5%	206	6.0%

Diagnostic Services gross profit percentage	19.5%		21.2%			(1.7)%
Diagnostic Imaging gross profit percentage	48.5%		41.3%			7.2%

Operating expenses:
Marketing and sales	1,210	8.7%	1,095	8.4%	115	10.5%
General and administrative	2,168	15.7%	1,995	15.3%	173	8.7%
Amortization of intangible assets	105	0.8%	66	0.5%	39	59.1%
Restructuring charges	—	—%	441	3.4%	(441)	(100.0)%
Total operating expenses	3,483	25.2%	3,597	27.7%	(114)	(3.2)%
Income (loss) from operations	165	1.2%	(155)	(1.2)%	320	(206.5)%
Total other income	—	—%	9	0.1%	(9)	(100.0)%
Income (loss) before income taxes	165	1.2%	(146)	(1.1)%	311	(213.0)%
Income tax benefit (expense)	580	4.2%	(2)	—%	582	(29,100.0)%
Net income (loss)	$745	5.4%	$(148)	(1.1)%	$893	(603.4)%
Comparison of the Three Months Ended March 31, 2015 and 2014
Revenues
Consolidated. Consolidated revenue was $13.8 million for the three months ended March 31, 2015, an increase of $0.8 million, or 6.5%, compared to the prior year quarter, due to an increase in revenue associated with our Diagnostic Services business, driven by $0.8 million of incremental cardiac event monitoring revenue associated with the Telerhythmics acquisition, which occurred on March 13, 2014, as well as $0.2 million of incremental revenue associated with the MD Office acquisition, which occurred on March 5, 2015. Excluding the impact of acquisitions, revenue in the Diagnostic Services business increased slightly compared to the prior year quarter driven by a greater number of imaging days provided, offset by a decrease in the average mobile imaging rate per day and a decrease in ancillary revenue from short-term equipment rentals. Diagnostic Imaging revenue for the three months ended March 31, 2015 decreased $0.2 million compared to the prior year quarter due to a decrease in the number of cameras sold, as well as attrition in the number of associated camera maintenance contracts. Diagnostic Services revenue accounted for 76.3% of total revenues for the three months ended March 31, 2015, compared to 73.5% for the prior year quarter. The percentage of consolidated revenue associated with our Diagnostic Services segment was higher for the three months ended March 31, 2015 compared to the prior year quarter, primarily as a result of incremental revenue associated with the Telerhythmics and MD Office acquisitions. We expect our Diagnostic Services revenue to continue to represent the larger percentage of our consolidated revenue, however the percentage will fluctuate quarter by quarter given the significant variability in the timing and volume of camera unit sales.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $3.6 million for the three months ended March 31, 2015, an increase of $0.2 million, or 6.0%, compared to the prior year quarter. The increase in consolidated gross profit is primarily the result of improved gross profit as a percentage of revenue in our Diagnostic Imaging segment, driven by a more favorable mix of cameras sold during the three months ended March 31, 2015 compared to the prior year quarter, as well as reduced manufacturing and overhead costs. Diagnostic Services gross profit increased slightly for the three months ended March 31, 2015 compared to the prior year quarter, driven by increased revenue but offset by a decrease in gross profit as a percentage of revenue. Diagnostic Services gross profit as a percentage of revenue decreased primarily due to Telerhythmics transition costs, as well as the impact of inclement weather on our cardiac event monitoring business. Consolidated gross profit as a percentage of revenue decreased slightly to 26.4% for the three months ended March 31, 2015, from 26.5% for the prior year quarter, with unfavorability in our Diagnostic Services business offsetting favorability in our Diagnostic Imaging business.
Diagnostic Services. Cost of Diagnostic Services revenue primarily consists of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with the provision of services. Cost of Diagnostic Services revenue was $8.5 million for the three months ended March 31, 2015, an increase of $1.0 million, or 12.9%, compared to the prior year quarter. The increase in cost of Diagnostic Services revenue for the three months ended March 31, 2015 as compared to the prior year quarter, is primarily a result of the provision of incremental cardiac event monitoring services associated with the Telerhythmics acquisition as a result of owning Telerhythmics for the full quarter in 2015 versus a portion of a quarter in 2014, as well as an increased amount of imaging days provided driven by the MD Office acquisition. Diagnostic Services gross profit was $2.1 million for the three months ended March 31, 2015, an increase of $37 thousand, or 1.8%, compared to the prior year quarter, primarily as a result of increased revenue volume offset by decreased gross profit as a percentage of revenue. Diagnostic Services gross profit as a percentage of Diagnostic Services revenue decreased to 19.5% for the three months ended March 31, 2015 from 21.2% for the prior year quarter due to Telerhythmics transition costs as well as the impact of inclement weather on our cardiac event monitoring business.
Diagnostic Imaging. Cost of Diagnostic Imaging revenue primarily consists of materials, labor, and overhead costs associated with the manufacturing, warranty, and service contracts associated with our products. Cost of Diagnostic Imaging revenue was $1.7 million for the three months ended March 31, 2015, a decrease of $0.3 million, or 16.6%, compared to the prior year quarter, primarily as a result of decreased revenue and reduced manufacturing and overhead costs during the three months ended March 31, 2015 as compared to the prior year quarter. In both the three months ended March 31, 2015 and three months ended March 31, 2014, we benefited from a release of $0.2 million of excess inventory reserves due to the sale of previously reserved inventory in each period respectively. At the current expected level of camera sales, we expect to have further sales of previously reserved inventory during the remainder of 2015 and a portion of 2016, although we do not anticipate significant further inventory reserve releases thereafter. Diagnostic Imaging gross profit was $1.6 million for the three months ended March 31, 2015, an increase of $0.2 million, or 11.9%, compared to the prior year quarter as a result of improved product mix and reduced manufacturing and overhead costs. Diagnostic Imaging gross profit as a percentage of Diagnostic Imaging revenue was 48.5% for the three months ended March 31, 2015, compared to 41.3% for the prior year quarter, primarily due to improved product mix and reduced manufacturing and overhead costs.
Operating Expenses
Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials, and trade show costs. Marketing and sales expenses were $1.2 million for the three months ended March 31, 2015, an increase of $0.1 million, or 10.5%, compared to the prior year quarter, primarily as a result of increased marketing and sales resources associated with the Telerhythmics business. On a go forward basis, we expect marketing and sales expense to generally approximate the level of expense noted in the three months ended March 31, 2015.
General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology, executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $2.2 million for the three months ended March 31, 2015, an increase of $0.2 million, or 8.7%, compared to the prior year quarter primarily as a result of increased costs related to the administration of the Telerhythmics business. On a go forward basis, we expect general and administrative expense to generally approximate the level of expense noted in the three months ended March 31, 2015, notwithstanding any one-time initiatives.
Restructuring. On January 27, 2014, we announced a plan to exit our 47,000 square foot former headquarters facility in Poway, California (the "Facilities restructuring initiative"). This action was undertaken as the facility had excess space and capacity given our current operating plan. We entered into a termination agreement to end the lease on the facility as of April 30, 2014. The original term of the lease would have continued through February 29, 2016. Concurrently with the termination of the lease for the 47,000 square foot Poway, California facility, we entered into a new lease agreement on January 23, 2014 for a separate 21,300 square foot facility to house our Diagnostic Imaging operations. As a result of the Facilities restructuring initiative, we incurred a total of $0.7 million of restructuring charges, all of which were incurred during the year ended December 31, 2014. No costs were incurred related to the initiative in the three months ended March 31, 2015, which represents a decrease of $0.4 million compared to the prior year quarter. We do not expect to incur restructuring charges in fiscal year 2015, although we will continue to assess the need to restructure our business to address market changes and achieve corporate objectives.
Income Tax Benefit (Expense)
Consolidated. Income tax benefit was $0.6 million for the three months ended March 31, 2015, an increase of $0.6 million, compared to the prior year quarter. An income tax benefit of approximately $0.6 million was generated for the three months ended March 31, 2015 due to the acquisition accounting for MD Office, as a result of the timing and deductibility of certain items for income tax purposes. The income tax benefit related to the MD Office acquisition is a one-time benefit which will not reoccur in future periods. For future periods, our provision for income taxes is expected to be based on income tax benefit or expense from normal business operations, not withstanding any potential one-time events such as future acquisitions or the release of all or a portion of the deferred tax asset valuation allowance. Should our recent positive earnings trend continue into the future, it is reasonably possible that we could recognize a material income tax benefit related to the release of a portion or all of our deferred tax asset valuation allowance during 2015 or 2016.
Liquidity and Capital Resources
We generated $0.1 million of positive cash flow from operations during the three months ended March 31, 2015, and expect to continue to generate positive cash flow from operations on an annual basis in the future. Cash flows from operations primarily represent inflows from net income (adjusted for depreciation, amortization, and other non-cash items), as well as the net effect of changes in working capital. Cash flows from investing activities primarily represent our investment in capital equipment required to grow our business, as well as acquisition and divestiture activity. Cash flows from financing activities primarily represent outflows related to dividend payments and share repurchases, offset by the receipt of cash related to the exercise of stock options.
Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, and cash generated from operations. As of March 31, 2015, we had cash, cash equivalents, and securities available-for-sale of $20.9 million. We generally invest our cash reserves in money market funds, U.S. treasury, and corporate debt securities. In addition, we currently have available a shelf registration statement that provides us with increased capital flexibility to pursue corporate objectives by allowing us to offer and sell up to $20.0 million of securities.
We require capital principally for capital expenditures, acquisition activity, dividend payments, and to finance accounts receivable and inventory. Our working capital requirements vary from period to period depending on inventory requirements, the timing of deliveries, and the payment cycles of our customers. Our capital expenditures consist primarily of nuclear cameras, cardiac monitoring devices, ultrasound machines, vans, and computer hardware and software. Based upon our current level of expenditures, we believe our current working capital, together with cash flows from operating activities, will be more than adequate to meet our anticipated cash requirements for at least the next 12 months.
Cash Flows
The following table shows cash flow information for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in thousands)	2015	2014
Net cash provided by (used in) by operating activities	$122	$(1,789)
Net cash provided by (used in) investing activities	674	(6,308)
Net cash used in financing activities	(971)	(1,098)
Operating Activities
Net cash provided by operating activities increased $1.9 million for the three months ended March 31, 2015 compared to the prior year period. This provision of cash was primarily related to net income generated in the three months ended March 31, 2015, compared to a net loss generated in the prior year period as well as favorable changes in net working capital.
Investing Activities
Net cash provided by investing activities increased $7.0 million for the three months ended March 31, 2015 compared to the prior year period. This increase was primarily attributable to cash provided by maturities of available-for-sale securities in the three months ended March 31, 2015, compared to the outlay of cash to acquire Telerhythmics and purchase available-for-sale securities in the three months ended March 31, 2014. See Note 3 to the unaudited condensed consolidated financial statements for further information related to the acquisition of Telerhythmics.
Financing Activities
Net cash used in financing activities decreased by $0.1 million for the three months ended March 31, 2015 compared to the prior year period. This decrease was primarily attributable to a one-time cash outlay in the three months ended March 31, 2014 to repay debt related to the acquisition of Telerhythmics, LLC on March 13, 2014. In addition, the decrease was attributable to proceeds received from stock option exercises during the three months ended March 31, 2015.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2015, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations
There have been no material changes outside of the ordinary course of business in our outstanding contractual obligations from those disclosed within “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report on Form 10-K filed with the SEC on March 6, 2015.

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
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we filed with the SEC on March 6, 2015. The risks and uncertainties described in “Item 1A – Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2015, the Company sold the following equity securities:

	Total Number of Shares Sold During the Period	Value per Share	Aggregate Value
January 1, 2015 - January 31, 2015	—	$—	$—
February 1, 2015 - February 28, 2015	—	$—	$—
March 1, 2015 - March 31, 2015 (1)	610,000	$4.40	$2,684,000
	610,000		$2,684,000
(1) In connection with the Merger Agreement pursuant to which the Company acquired MD Office, the Company issued an aggregate of 610,000 shares of Company common stock to the sellers of MD Office, including 28,409 shares to be held in escrow for six months following closing of the Merger. The issuance of such shares was exempt from the registration requirements under the Securities Act pursuant to Section 4(a)(2) thereof, because the transaction did not involve a public offering.  In connection with the Merger, the Company and the MD Office sellers have also entered into a Registration Rights Agreement pursuant to which the Company agreed to register the shares issued to the MD Office sellers under the Merger Agreement. See Note 3 for further detail regarding the transaction.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1
Agreement of Merger and Plan of Reorganization, dated March 5, 2015 by and between Digirad Corporation, Maleah Incorporated, MD Office Solutions, and the Stockholders party thereto (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on March 6, 2015). Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementary copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.

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

4.1
Form of Specimen Stock Certificate (Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Commission on March 19, 2004, as amended thereafter).

4.2
Tax Benefit Preservation Plan by and between Digirad Corporation and American Stock Transfer and Trust Company, dated as of May 23, 2013 (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on May 24, 2013).

4.3
Tax Benefit Preservation Plan Amendment, dated November 11, 2013, by and between the Company and American Stock Transfer & Trust Company, LLC (Incorporated by reference to the exhibits to the Company's report on Form 10-K filed with the Commission on March 20, 2014).

4.4
First Amendment to Preferred Stock Rights Agreement, dated as of March 5, 2015, by and between the Company and American Stock Transfer & Trust Company, LLC (Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K filed with the Commission on March 6, 2015).

10.1*	Registration Rights Agreement, dated March 5, 2015, by and among the Company, Keenan - Thornton Family Trust, David Keenan and Samia Arram.
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
_________________

*	Filed herewith.

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

DIGIRAD CORPORATION

Date:	May 1, 2015	By:	/s/ MATTHEW G. MOLCHAN
Matthew G. Molchan President and Chief Executive Officer (Principal Executive Officer)

Date:	May 1, 2015	By:	/s/ JEFFRY R. KEYES
Jeffry R. Keyes Chief Financial Officer (Principal Financial and Accounting Officer)