Form 10-Q
period 2015-06-30
DIGIRAD CORP
filed 2015-08-07
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
 __________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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
As of July 29, 2015 the registrant had 19,356,070 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION
TABLE OF CONTENTS

IMPORTANT INFORMATION REGARDING FOWARD-LOOKING STATEMENTS	3
PART I. FINANCIAL INFORMATION	4
Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4. Controls and Procedures	21
PART II. OTHER INFORMATION	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
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
DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Diagnostic Services	$12,179	$11,340	$22,742	$20,895
Diagnostic Imaging	3,368	3,247	6,645	6,689
Total revenues	15,547	14,587	29,387	27,584

Cost of revenues:
Diagnostic Services	9,213	8,204	17,719	15,738
Diagnostic Imaging	1,567	1,878	3,253	3,899
Total cost of revenues	10,780	10,082	20,972	19,637

Gross profit	4,767	4,505	8,415	7,947

Operating expenses:
Marketing and sales	1,268	1,245	2,478	2,340
General and administrative	2,203	2,193	4,371	4,188
Amortization of intangible assets	133	104	238	170
Restructuring charges	—	138	—	579
Total operating expenses	3,604	3,680	7,087	7,277

Income from operations	1,163	825	1,328	670

Other income (expense):
Interest and other income, net	11	15	22	32
Interest expense	(12)	(9)	(23)	(17)
Total other income (expense)	(1)	6	(1)	15

Income before income taxes	1,162	831	1,327	685
Income tax benefit (expense)	(65)	(8)	515	(10)
Net income	$1,097	$823	$1,842	$675

Net income per share:
Basic	$0.06	$0.04	$0.10	$0.04
Diluted	$0.06	$0.04	$0.09	$0.04

Shares used in per share computations:
Weighted average shares outstanding – basic	19,263	18,554	19,036	18,536
Weighted average shares outstanding – diluted	19,726	18,839	19,511	18,831

Dividends declared per common share	$0.05	$0.05	$0.10	$0.10

Net income	$1,097	$823	$1,842	$675

Other comprehensive income:
Unrealized gain (loss) on marketable securities	(1)	8	13	(10)
Total other comprehensive income (loss)	(1)	8	13	(10)
Comprehensive income	$1,096	$831	$1,855	$665
See accompanying notes to the unaudited condensed consolidated financial statements

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$14,886	$14,051
Securities available-for-sale	6,780	7,935
Accounts receivable, net	7,252	5,989
Inventories, net	4,016	3,644
Other current assets	668	856
Restricted cash	233	477
Total current assets	33,835	32,952

Property and equipment, net	6,034	4,766
Intangible assets, net	3,346	2,577
Goodwill	2,897	1,337
Other assets	312	269
Total assets	$46,424	$41,901

Liabilities and stockholders’ equity
Accounts payable	$2,752	$1,423
Accrued compensation	2,343	3,261
Accrued warranty	166	176
Deferred revenue	1,613	1,644
Other accrued liabilities	2,429	1,789
Total current liabilities	9,303	8,293
Other liabilities	1,114	963
Total liabilities	10,417	9,256

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 19,356,070 and 18,615,945 shares issued and outstanding (net of treasury shares) at June 30, 2015 and December 31, 2014, respectively	2	2
Treasury stock, at cost; 2,588,484 shares at June 30, 2015 and December 31, 2014	(5,728)	(5,728)
Additional paid-in capital	155,276	153,769
Accumulated other comprehensive loss	(6)	(19)
Accumulated deficit	(113,537)	(115,379)
Total stockholders’ equity	36,007	32,645
Total liabilities and stockholders’ equity	$46,424	$41,901
See accompanying notes to the unaudited condensed consolidated financial statements

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(Unaudited)

(in thousands)	Six Months Ended June 30,
	2015	2014
Operating activities
Net income	$1,842	$675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	848	774
Amortization of intangible assets	238	170
Provision for bad debt	99	107
Stock-based compensation	285	111
Loss (gain) on sale of assets	10	(15)
Amortization of premiums on investments	68	105
Changes in operating assets and liabilities:
Accounts receivable	(950)	(640)
Inventories	(362)	444
Other assets	198	352
Accounts payable	1,180	634
Accrued compensation	(999)	(1,086)
Deferred revenue	(31)	(153)
Other liabilities	(424)	(15)
Restricted cash	244	(233)
Net cash provided by operating activities	2,246	1,230

Investing activities
Purchases of property and equipment	(879)	(770)
Net proceeds from sale of assets	17	27
Purchases of securities available-for-sale	—	(2,617)
Maturities of securities available-for-sale	1,100	350
Net cash received from (paid for) acquisition	3	(3,470)
Net cash provided by (used in) investing activities	241	(6,480)

Financing activities
Issuances of common stock	432	158
Dividends paid	(1,894)	(1,853)
Repayment of long-term debt	—	(131)
Repayment of obligations under capital leases	(190)	(89)
Net cash used in financing activities	(1,652)	(1,915)
Net increase (decrease) in cash and cash equivalents	835	(7,165)
Cash and cash equivalents at beginning of period	14,051	18,744
Cash and cash equivalents at end of period	$14,886	$11,579

Non-Cash Investing Activities
Assets acquired by entering into capital lease	$724	$217
Issuances of common stock for acquisition	$2,684	$—
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
The financial results for the three and six months ended June 30, 2015 include the financial results of MD Office Solutions and Telerhythmics, LLC. See Note 3 to the unaudited condensed consolidated financial statements for more information related to the acquisition of MD Office Solutions and Telerhythmics, LLC.
Recent Accounting Pronouncement
In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers which supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The guidance allows for either full retrospective or modified retrospective adoption and is currently scheduled to become effective for us in the first quarter of 2018. We are currently evaluating the alternative transition methods and the potential effects of the adoption of this guidance on our financial statements.
We believe that no other new accounting guidance was adopted or issued during 2015 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.
Note 2. Basic and Diluted Net Income Per Share
For the three and six months ended June 30, 2015 and 2014, basic net income per common share is computed by dividing net income by the weighted average number of common shares and vested restricted stock units outstanding during the period. Diluted net income per common share is calculated to give effect to all dilutive securities, if applicable, using the treasury stock method.
The following table sets forth the reconciliation of shares used to compute basic and diluted net income per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in thousands)	2015	2014	2015	2014
Weighted average shares outstanding - basic	19,263	18,554	19,036	18,536
Dilutive potential common stock outstanding:
Stock options	445	285	459	295
Restricted stock units	18	—	16	—
Weighted average shares outstanding - diluted	19,726	18,839	19,511	18,831
The following weighted average outstanding common stock equivalents were not included in the calculation of diluted net income per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in thousands)	2015	2014	2015	2014
Stock options	2	102	2	83
Restricted stock units	—	—	—	—
Total	2	102	2	83
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
At June 30, 2015, we have estimated the fair value of the contingent earn-out opportunity to be $6,000. The earn-out opportunity is estimated based on the expected performance of the business over the period from the acquisition date through December 31, 2017, utilizing an income approach. It is reasonably possible that our estimate of the earn-out potential could change in the near term. Any adjustment in the estimated earn-out opportunity until settled will be recorded as a gain or loss to current operations in the period the estimate changes.
The Merger Agreement was also subject to a post-closing purchase price adjustment based on the final working capital balance, as defined in the Merger Agreement, as well as a Registration Rights Agreement related to the common shares provided to the sellers as part of the consideration.
As of June 30, 2015, the preliminary allocation of the purchase price to the assets acquired and liabilities assumed on the acquisition date was as follows (in thousands):

(in thousands)	Allocation of purchase price
Assets
Current assets:
Cash and cash equivalents	$3
Accounts receivable	457
Other current assets	32
Total current assets	492

Property and equipment	481
Intangible assets	1,007
Goodwill	1,560
Other assets	26
Total assets	$3,566

Liabilities
Current liabilities:
Accounts payable	$149
Accrued compensation	81
Other accrued liabilities	87
Total current liabilities	317
Deferred tax liability	544
Other liabilities	6
Total liabilities	$867
The goodwill recognized as part of the transaction primarily represents synergies between Digirad and MD Office that were not separately identified as part of the acquisition valuation process. MD Office activities are included within the Diagnostic Services reportable segment. The resulting goodwill from the acquisition is not deductible for federal and state tax reporting purposes.
The following table summarizes the fair value of acquired identifiable intangible assets as of the acquisition date:

(in thousands)	Weighted Average Useful Lives (in years)	Fair Value
Customer relationships	7.0	$639
Trademarks	5.0	187
Covenants not to compete	5.0	181
Total intangible assets acquired, excluding goodwill	6.3	$1,007
As of June 30, 2015, we are continuing to obtain and evaluate certain information related to the assets acquired and liabilities assumed, and therefore the accounting for the acquisition is incomplete. We anticipate closing the measurement period by September 30, 2015.
The below tables display estimated proforma results had the business acquisition been completed as of January 1, 2014. In deriving the proforma results, we utilized the historical operating results of MD Office and adjusted for the impact of the purchase accounting and transaction costs as if the acquisition occurred on January 1, 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Revenues	$15,547	$15,395	$29,953	$29,146
Net income	$1,150	$805	$2,045	$481

Included within our consolidated operating results for the three and six months ended June 30, 2015 are MD Office operations for the period March 6, 2015 through June 30, 2015 as follows:

(in thousands)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenues	$765	$981
Net income (loss)	$41	$(78)
Included within the results for MD Office for the six months ended June 30, 2015 is approximately $188,000 of transaction costs related to the acquisition. These costs are classified as general and administrative expenses in the consolidated statements of comprehensive income.
Telerhythmics, LLC (2014)
On March 13, 2014, we acquired 100% of the membership interest of Telerhythmics, LLC (Telerhythmics), a provider of 24 hour cardiac monitoring services. We paid to the sellers of the membership interest (the Sellers) aggregate up front consideration of $3.4 million and assumed approximately $131,000 in debt. In addition, there is an aggregate earn-out opportunity of up to $501,000 from the period March 14, 2014 through December 31, 2016 based on the Telerhythmics business meeting certain earnings before interest, taxes, depreciation and amortization (EBITDA) milestones. The Sellers will receive fifty percent (50%) of the EBITDA generated by the Telerhythmics business in excess of the EBITDA milestone amounts, which are as follows:

•	$415,000 of EBITDA for the period from the closing date through December 31, 2014,

•	$825,000 of EBITDA for the period from January 1, 2015 through December 31, 2015; and

•	$825,000 of EBITDA for the period from January 1, 2016 through December 31, 2016.
At June 30, 2015, we have estimated the fair value of the contingent earn-out opportunity to be $56,000. The earn-out opportunity is estimated based on the expected performance of the business over the period from January 1, 2015 through December 31, 2016, utilizing an income approach. No earn-out consideration was earned by the Sellers for the period from the closing date through December 31, 2014. It is reasonably possible that our estimate of the earn-out potential could change in the near term. Any adjustment in the estimated earn-out opportunity until settled will be recorded as a gain or loss to current operations in the period the estimate changes. During the three months ended June 30, 2015, the estimate of the fair value of the contingent consideration related to the Telerhythmics acquisition was reduced by $173,000. The resulting gain was recognized as a reduction of general and administrative operating expense.
The allocation of the purchase price to the assets acquired and liabilities assumed on the acquisition date was as follows:

Allocation of purchase price
Assets
Current assets:
Accounts receivable	$256
Other current assets	34
Total current assets	290

Property and equipment	290
Intangible assets	2,580
Goodwill	1,153
Total assets	$4,313

Accounts payable	$36
Accrued compensation	169
Other accrued liabilities	356
Current portion of long-term debt	131
Total current liabilities	692
Other liabilities	174
Total liabilities	$866
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

(in thousands)	June 30, 2015	December 31, 2014
Inventories:
Raw materials	$2,822	$2,439
Work-in-process	1,533	2,560
Finished goods	1,127	558
Total inventories	5,482	5,557
Less reserve for excess and obsolete inventories	(1,466)	(1,913)
Total inventories, net	$4,016	$3,644
Note 5. Property and Equipment

(in thousands)	June 30, 2015	December 31, 2014
Property and equipment:
Machinery and equipment	$24,897	$23,412
Computer hardware and software	3,309	2,917
Leasehold improvements	583	571
Total property and equipment	28,789	26,900
Less accumulated depreciation	(22,755)	(22,134)
Total property and equipment, net	$6,034	$4,766

Note 6. Intangibles and Goodwill

	June 30, 2015
(in thousands)	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net (1)
Intangible assets with indefinite useful lives:
Goodwill (2)	Indefinite	$2,897	$—	$2,897

Intangible assets with finite useful lives:
Customer relationships (2)	8.2	$5,489	$(3,073)	$2,416
Trademarks (2)	8.0	787	(98)	689
Patents	13.7	141	(121)	20
Covenants not to compete (2)	5.0	251	(30)	221
Total intangible assets, net		$6,668	$(3,322)	$3,346

	December 31, 2014
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net (1)
Intangible assets with infinite useful lives:
Goodwill	Indefinite	$1,337	$—	$1,337

Intangible assets with finite useful lives:
Customer relationships	8.6	$4,850	$(2,904)	$1,946
Trademarks	9.0	600	(53)	547
Patents	13.2	141	(116)	25
Covenants not to compete	5.0	70	(11)	59
Total intangible assets, net		$5,661	$(3,084)	$2,577

(1)
Amortization expense for intangible assets, net was $0.2 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively. Estimated amortization expense for intangible assets for the remainder of 2015 is $0.3 million, for 2016 is $0.5 million, for 2017 is $0.5 million, for 2018 is $0.5 million, for 2019 is $0.4 million, for 2020 is $0.4 million, and thereafter is $0.7 million.

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
As a result of the Facilities restructuring initiative, we incurred a total of $0.7 million in restructuring charges which occurred solely during fiscal year 2014. Facilities restructuring charges of $0.1 million and $0.6 million were incurred during the three and six months ended June 30, 2014, respectively. No Facilities restructuring charges were incurred during the three or six months ended June 30, 2015. The charges were comprised of lease termination, moving, and other related costs. All Facilities restructuring charges were included in the Diagnostic Imaging segment. Restructuring liabilities and associated charges were measured at fair value as incurred.

Note 8. Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at June 30, 2015 and December 31, 2014.

	Fair Value as of June 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$6,780	$—	$6,780
Liabilities:
Acquisition related contingent consideration	$—	$—	$62	$62

	Fair Value as of December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$7,935	$—	$7,935
Liabilities:
Acquisition related contingent consideration	$—	$—	$229	$229
The fair value of our corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, and/or offers. We did not reclassify any investments between levels in the fair value hierarchy during the six months ended June 30, 2015.
The acquisition related contingent consideration is related to our acquisition of Telerhythmics on March 13, 2014 and acquisition of MD Office on March 5, 2015 (See Note 3).  We reassess the fair value of the contingent consideration to be settled in cash related to our acquisitions of Telerhythmics and MD Office on a quarterly basis using the income approach, which is a Level 3 measurement. During the six months ended June 30, 2015, $6,000 of contingent consideration was established related to the MD Office acquisition, and the contingent consideration related to the Telerhythmics acquisition was reduced by $173,000. The resulting gain related to the reduction of the Telerhythmics acquisition contingent consideration was recognized as a reduction of general and administrative operating expense. Significant assumptions used in the measurement include probabilities of achieving the EBITDA milestones and estimated future earnings.
Securities Available for Sale
Securities available-for-sale primarily consist of investment grade corporate debt securities. We classify all securities as available-for-sale and as current assets, as the sale of such securities may be required prior to maturity to execute management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. It is not more likely than not that we will be required to sell investments before recovery of their amortized costs. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and included in interest income. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in other income (expense) within the condensed consolidated statements of comprehensive income. The realized gains and losses on these sales were minimal for the three and six months ended June 30, 2015 and 2014.

The following table sets forth the composition of securities available-for-sale as of June 30, 2015 and December 31, 2014.

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of June 30, 2015 (in thousands)			Gains	Losses
Corporate debt securities	Less than 1 year	$4,495	$—	$(2)	$4,493
Corporate debt securities	1-3 years	2,291	—	(4)	2,287
		$6,786	$—	$(6)	$6,780

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of December 31, 2014 (in thousands)			Gains	Losses
Corporate debt securities	Less than 1 year	$4,650	$—	$(5)	$4,645
Corporate debt securities	1-3 years	3,304	—	(14)	3,290
		$7,954	$—	$(19)	$7,935
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
Note 10. Income Taxes
During the six months ended June 30, 2015, we recorded an income tax benefit of approximately $0.5 million related to the release of valuation allowance associated with the acquisition of MD Office.  The valuation allowance release occurred when we recorded an increase to our deferred tax liability balance as a result of book and tax basis differences in acquired fixed, intangible and other assets of MD Office.
As of December 31, 2014, we had unrecognized tax benefits of approximately $1.6 million. Included in the unrecognized tax benefits were $1.3 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was our cumulative profitability over the three-year period ended June 30, 2015. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future income. On the basis of this evaluation, as of June 30, 2015, a valuation allowance has been recorded as we cannot conclude that it is more likely than not that the existing deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projected future income. Should our recent positive earnings trend continue into the future, it is reasonably possible that sufficient positive evidence will exist later in 2015 or 2016 to conclude that it is more likely than not that some or all of our existing deferred tax assets will be realized.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Gross profit by segment:
Diagnostic Services	$2,966	$3,136	$5,023	$5,157
Diagnostic Imaging	1,801	1,369	3,392	2,790
Condensed consolidated gross profit	$4,767	$4,505	$8,415	$7,947

Income (loss) from operations by segment:
Diagnostic Services	$407	$441	$(130)	$108
Diagnostic Imaging (1)	756	384	1,458	562
Condensed consolidated income from operations	$1,163	$825	$1,328	$670

Depreciation and amortization:
Diagnostic Services	$526	$431	$943	$806
Diagnostic Imaging	72	60	143	138
Condensed consolidated depreciation and amortization	$598	$491	$1,086	$944

(in thousands)	June 30, 2015	December 31, 2014
Identifiable assets by segment:
Diagnostic Services	$22,260	$18,724
Diagnostic Imaging	24,164	23,177
Condensed Consolidated assets	$46,424	$41,901
(1) Included in the Diagnostic Imaging income from operations for the three and six months ended June 30, 2014, are approximately $0.1 million and $0.6 million of charges, respectively, associated with our Facilities restructuring initiative (See Note 7).
Note 12. Subsequent Events
Investment in Perma-Fix Medical, S.A.
On July 27, 2015, we entered into a stock subscription agreement (the Agreement) with Perma-Fix Medical, S.A. (Perma-Fix Medical), a publicly traded company listed on the NewConnect market of the Warsaw Stock Exchange. Perma-Fix Medical is a subsidiary of Perma-Fix Environmental Services, Inc. (NASDAQ: PESI). Perma-Fix Medical is developing a proprietary process to produce Technetium-99m (Tc-99m) resin from non-enriched uranium sources for purposes of creating nuclear imaging isotopes.
Under the terms of the Agreement, we invested $1 million USD in exchange for 71,429 ordinary shares of Perma-Fix Medical. In connection with the Investment, the Company's President and CEO was appointed to the Supervisory Board of Perma-Fix Medical. Upon Perma-Fix Medical successfully completing development of the new Tc-99m resin, Perma-Fix Medical will supply us or our preferred nuclear pharmacy supplier with Tc-99m at a preferred rate and we will purchase agreed upon quantities of such Tc-99m for our nuclear imaging operations either directly or in conjunction with our preferred nuclear pharmacy supplier.
Dividend
On August 7, 2015, the Company announced a cash dividend of $0.05 per share payable on August 31, 2015 to shareholders of record on August 21, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations (MD&A), contains forward-looking statements that involve risks and uncertainties. Please see “Important Information Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes thereto for the fiscal year ended December 31, 2014, which were included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on March 6, 2015.
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
With the acquisition of Telerhythmics, LLC on March 13, 2014, we broadened our suite of service offerings provided through the Diagnostic Services segment, enabling the provision of outsourced cardiac event monitoring services. Providing these services offers flexibility and convenience to our customers who do not have to incur the costs of staffing, equipment, and logistics to monitor patients as part of their standard of care. Our cardiac event monitoring services are provided primarily through an independent diagnostic testing facility model which allows us to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for services provided. As such, our cardiac event monitoring services are directly subject to reimbursements from Medicare, Medicaid, and third-party insurers which are subject to change on a periodic basis. Our cardiac event monitoring services are mainly provided to physician practices and hospitals.
Our Diagnostic Imaging segment revenue results primarily from selling solid-state gamma cameras and camera maintenance contracts. We sell our imaging systems to physician offices and hospitals primarily in the United States, although we have sold a small number of imaging systems internationally.
For many years since our Initial Public Offering in 2004, we focused significant efforts on research and development activities to develop and further enhance our nuclear imaging cameras, primarily for alternative uses within the healthcare environment. These efforts, along with a fixed infrastructure that was sized for a much higher volume of manufacturing and sales of our nuclear imaging cameras than we have experienced, resulted in several years of financial losses. On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs and improve profitability (the "Diagnostic Imaging restructuring initiative"). The Diagnostic Imaging restructuring initiative involved a reduction in force focused on manufacturing, research and development, and administrative personnel. In addition, we entered into an agreement in September 2013 with a third party to outsource the majority of the manufacturing associated with our cameras. All restructuring efforts associated with this initiative were complete as of June 30, 2014. Further, on January 27, 2014, we entered into a termination agreement to end the lease on our 47,000 square foot former headquarters facility in Poway, California (the "Facilities restructuring initiative") and moved our Diagnostic Imaging operations into a separate 21,300 square foot facility. All restructuring efforts associated with the Facilities restructuring initiative were complete as of December 31, 2014. With these restructuring initiatives complete, we plan to continue selling and servicing our cameras, but at a more profitable level with our restructured, leaner infrastructure. We believe that our cameras have underlying technology and related patents that make them relevant into the future.
Our main strategic focus moving forward is on growing our Diagnostic Services business, which we plan to accomplish by driving revenue density with our existing customers by providing additional service offerings, such as cardiac event monitoring, as well as by increasing our overall number of customers through territory expansion and acquisition of other diagnostic services companies. On March 5, 2015, we acquired MD Office Solutions, a provider of in-office nuclear cardiology imaging in the northern and central California regions. We will also continue to evaluate acquisition opportunities related to complementary healthcare services and products to diversify and expand our current offerings.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions, and judgments that can have a significant impact on our revenue and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions, and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the six months ended June 30, 2015.
Results of Operations
The following tables set forth our results from operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	Percent of 2015 Revenues	2014	Percent of 2014 Revenues	Change from Prior Year
(in thousands)					Dollars	Percent
Revenues:
Diagnostic Services	$12,179	78.3%	$11,340	77.7%	$839	7.4%
Diagnostic Imaging	3,368	21.7%	3,247	22.3%	121	3.7%
Total revenues	15,547	100%	14,587	100%	960	6.6%
Cost of revenues:
Diagnostic Services	9,213	59.3%	8,204	56.2%	1,009	12.3%
Diagnostic Imaging	1,567	10.1%	1,878	12.9%	(311)	(16.6)%
Total cost of revenues	10,780	69.3%	10,082	69.1%	698	6.9%
Gross profit	4,767	30.7%	4,505	30.9%	262	5.8%

Diagnostic Services gross profit percentage	24.4%		27.7%			(3.3)%
Diagnostic Imaging gross profit percentage	53.5%		42.2%			11.3%

Operating expenses:
Marketing and sales	1,268	8.2%	1,245	8.5%	23	1.8%
General and administrative	2,203	14.2%	2,193	15.0%	10	0.5%
Amortization of intangible assets	133	0.9%	104	0.7%	29	27.9%
Restructuring charges	—	—%	138	0.9%	(138)	(100.0)%
Total operating expenses	3,604	23.2%	3,680	25.2%	(76)	(2.1)%
Income from operations	1,163	7.5%	825	5.7%	338	41.0%
Total other income (loss)	(1)	—%	6	—%	(7)	(116.7)%
Income before income taxes	1,162	7.5%	831	5.7%	331	39.8%
Income tax expense	(65)	(0.4)%	(8)	(0.1)%	(57)	712.5%
Net income	$1,097	7.1%	$823	5.6%	$274	33.3%

	Six Months Ended June 30,
	2015	Percent of 2015 Revenues	2014	Percent of 2014 Revenues	Change from Prior Year
(in thousands)					Dollars	Percent
Revenues:
Diagnostic Services	$22,742	77.4%	$20,895	75.8%	$1,847	8.8%
Diagnostic Imaging	6,645	22.6%	6,689	24.2%	(44)	(0.7)%
Total revenues	29,387	100%	27,584	100%	1,803	6.5%
Cost of revenues:
Diagnostic Services	17,719	60.3%	15,738	57.1%	1,981	12.6%
Diagnostic Imaging	3,253	11.1%	3,899	14.1%	(646)	(16.6)%
Total cost of revenues	20,972	71.4%	19,637	71.2%	1,335	6.8%
Gross profit	8,415	28.6%	7,947	28.8%	468	5.9%

Diagnostic Services gross profit percentage	22.1%		24.7%			(2.6)%
Diagnostic Imaging gross profit percentage	51.0%		41.7%			9.3%

Operating expenses:
Marketing and sales	2,478	8.4%	2,340	8.5%	138	5.9%
General and administrative	4,371	14.9%	4,188	15.2%	183	4.4%
Amortization of intangible assets	238	0.8%	170	0.6%	68	40.0%
Restructuring charges	—	—%	579	2.1%	(579)	(100.0)%
Total operating expenses	7,087	24.1%	7,277	26.4%	(190)	(2.6)%
Income from operations	1,328	4.5%	$670	2.4%	658	98.2%
Total other income (loss)	(1)	—%	15	0.1%	(16)	(106.7)%
Income before income taxes	1,327	4.5%	685	2.5%	642	93.7%
Income tax benefit (expense)	515	1.8%	(10)	—%	525	(5,250.0)%
Net income	$1,842	6.3%	$675	2.4%	$1,167	172.9%
Comparison of the Three Months Ended June 30, 2015 and 2014
Revenues
Consolidated. Consolidated revenue was $15.5 million for the three months ended June 30, 2015, an increase of $1.0 million, or 6.6%, compared to the prior year quarter, primarily due to an increase in revenue associated with our Diagnostic Services business, driven by $0.8 million of incremental revenue associated with the MD Office acquisition, which occurred on March 5, 2015. Excluding the impact of the MD Office acquisition, revenue in the Diagnostic Services business was consistent with the prior year quarter driven by a greater number of imaging days provided offset by a decrease in the average mobile imaging rate per day and decreased ancillary revenue from short-term equipment rentals. Diagnostic Imaging revenue for the three months ended June 30, 2015 increased $0.1 million compared to the prior year quarter due to an increase in the number of cameras sold, as well as a more favorable product mix sold during the three months ended June 30, 2015 as compared to the prior year quarter which led to a higher blended average selling price per camera quarter over quarter, offset partially by attrition in the number of associated camera maintenance contracts. Diagnostic Services revenue accounted for 78.3% of total revenues for the three months ended June 30, 2015, compared to 77.7% for the prior year quarter. The percentage of consolidated revenue associated with our Diagnostic Services segment was higher for the three months ended June 30, 2015 compared to the prior year quarter, primarily as a result of incremental revenue associated with the MD Office acquisition. We expect our Diagnostic Services revenue to continue to represent the larger percentage of our consolidated revenue, however the percentage will fluctuate quarter by quarter given the significant variability in the timing and volume of camera unit sales.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $4.8 million for the three months ended June 30, 2015, an increase of $0.3 million, or 5.8%, compared to the prior year quarter. The increase in consolidated gross profit is primarily the result of improved gross profit as a percentage of revenue in our Diagnostic Imaging segment. Our Diagnostic Imaging segment benefited from a more favorable mix of cameras sold during the three months ended June 30, 2015 compared to the prior year quarter, as well as a release of excess inventory reserves due to the sale of previously reserved inventory and reduced manufacturing and overhead costs.

Diagnostic Services gross profit decreased for the three months ended June 30, 2015 compared to the prior year quarter, driven by a decrease in gross profit as a percentage of revenue as a result of decreases in the average mobile imaging rate per day, offset partially by increased revenue. Consolidated gross profit as a percentage of revenue decreased slightly to 30.7% for the three months ended June 30, 2015, from 30.9% for the prior year quarter, driven by unfavorability in our Diagnostic Services business partially offset by favorability in our Diagnostic Imaging business.
Diagnostic Services. Cost of Diagnostic Services revenue primarily consists of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with providing our services. Cost of Diagnostic Services revenue was $9.2 million for the three months ended June 30, 2015, an increase of $1.0 million, or 12.3%, compared to the prior year quarter. The increase in cost of Diagnostic Services revenue for the three months ended June 30, 2015 as compared to the prior year quarter, is primarily a result of an increased amount of imaging days provided, driven in part by the MD Office acquisition. Diagnostic Services gross profit was $3.0 million for the three months ended June 30, 2015, a decrease of $0.2 million, or 5.4%, from gross profit of $3.1 million for the prior year quarter, primarily as a result of decreased gross profit as a percentage of revenue offset partially by increased revenue volume. Diagnostic Services gross profit as a percentage of Diagnostic Services revenue decreased to 24.4% for the three months ended June 30, 2015 from 27.7% for the prior year quarter primarily due to a decrease in the average mobile imaging rate per day with the associated service costs remaining relatively consistent, as well as decreased profit from short-term equipment rentals and ancillary services.
Diagnostic Imaging. Cost of Diagnostic Imaging revenue primarily consists of materials, labor, and overhead costs associated with the manufacturing, warranty, and service contracts associated with our products. Cost of Diagnostic Imaging revenue was $1.6 million for the three months ended June 30, 2015, a decrease of $0.3 million, or 16.6%, compared to the prior year quarter, primarily as a result of a $0.2 million increase in release of excess inventory reserves due to the sale of previously reserved inventory in the three months ended June 30, 2015 compared to the prior year quarter, as well as reduced manufacturing and overhead costs. At the current expected level of camera sales, we expect to have further sales of previously reserved inventory during the remainder of 2015 and a portion of 2016, and do not anticipate significant further reserve releases thereafter. Diagnostic Imaging gross profit was $1.8 million for the three months ended June 30, 2015, an increase of $0.4 million, or 31.6%, compared to the prior year quarter as a result of a greater volume and more favorable mix of camera sales, as well as the release of excess inventory reserves due to the sale of previously reserved inventory and reduced manufacturing and overhead costs. Diagnostic Imaging gross profit as a percentage of Diagnostic Imaging revenue was 53.5% for the three months ended June 30, 2015, compared to 42.2% for the prior year quarter due to a greater volume and more favorable mix of camera sales, the release of excess inventory reserves related to the sale of previously reserved inventory, and reduced manufacturing and overhead costs.
Operating Expenses
Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials, and trade show costs. Marketing and sales expenses were $1.3 million for the three months ended June 30, 2015, an increase of $23,000, or 1.8%, compared to the prior year quarter, primarily as a result of an increased investment in marketing mostly offset by decreased commissions and variable compensation. On a go forward basis, we expect marketing and sales expense to generally approximate the level of expense noted in the three months ended June 30, 2015.
General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology, executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $2.2 million for the three months ended June 30, 2015, an increase of $10,000, or 0.5%, compared to the prior year quarter. Expenditures during the three months ended June 30, 2015 were consistent with, and generally approximated expenditures during the prior year quarter. On a go forward basis, we expect general and administrative expense to generally approximate the level of expense noted in the three months ended June 30, 2015 notwithstanding any one-time initiatives.
Restructuring. On January 27, 2014, we announced a plan to exit our 47,000 square foot former headquarters facility in Poway, California (the "Facilities restructuring initiative"). This action was undertaken as the facility had excess space and capacity given our current operating plan. We entered into a termination agreement to end the lease on the facility as of April 30, 2014. The original term of the lease would have continued through February 29, 2016. Concurrently with the termination of the lease for the 47,000 square foot Poway, California facility, we entered into a new lease agreement on January 23, 2014 for a separate 21,300 square foot facility in Poway, California to house our Diagnostic Imaging operations. As a result of the Facilities restructuring initiative, we incurred a total of $0.7 million of restructuring charges, all of which were incurred during the year ended December 31, 2014. No costs were incurred related to the initiative in the three months ended June 30, 2015, which represents a decrease of $0.1 million compared to the prior year quarter. We do not expect to incur restructuring charges in fiscal year 2015, although we will continue to assess the need to restructure our business to address market changes and achieve corporate objectives.

Comparison of the Six Months Ended June 30, 2015 and 2014
Revenues
Consolidated. Consolidated revenue was $29.4 million for the six months ended June 30, 2015, an increase of $1.8 million, or 6.5%, compared to the prior year period, due to an increase in revenue associated with our Diagnostic Services business, driven by $1.0 million of incremental revenue associated with the MD Office acquisition, which occurred on March 5, 2015, as well as $0.8 million of incremental cardiac event monitoring revenue associated with the Telerhythmics acquisition, which occurred on March 13, 2014. Excluding the impact of acquisitions, revenue in the Diagnostic Services business increased slightly compared to the prior year period driven by a greater number of imaging days provided, offset partially by a decrease in the average mobile imaging rate per day and a decrease in ancillary revenue from short-term equipment rentals. Diagnostic Imaging revenue decreased slightly in the six months ended June 30, 2015 compared to the prior year period, due to attrition in the number of camera maintenance contracts, offset partially by a more favorable product mix sold during the six months ended June 30, 2015 as compared to the prior year period which led to a higher blended average selling price per camera period over period. Diagnostic Services revenue accounted for 77.4% of total revenues for the six months ended June 30, 2015, compared to 75.8% for the prior year period. The percentage of revenue associated with our Diagnostic Services segment was higher for the six months ended June 30, 2015 compared to the same period in the prior year, primarily as a result of incremental revenue associated with the Telerhythmics and MD Office acquisitions.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $8.4 million for the six months ended June 30, 2015, an increase of $0.5 million, or 5.9%, compared to the prior year period. The increase in consolidated gross profit is primarily the result of improved gross profit as a percentage of revenue in our Diagnostic Imaging segment. Our Diagnostic Imaging segment benefited from a more favorable mix of cameras sold during the six months ended June 30, 2015 compared to the prior year period, as well as a release of excess inventory reserves due to the sale of previously reserved inventory and reduced manufacturing and overhead costs. Diagnostic Services gross profit decreased for the six months ended June 30, 2015 compared to the prior year period, driven by a decrease in gross profit as a percentage of revenue, offset partially by increased revenue. Consolidated gross profit as a percentage of revenue decreased slightly to 28.6% for the six months ended June 30, 2015 from 28.8% for the prior year period.
Diagnostic Services. Cost of Diagnostic Services revenue was $17.7 million for the six months ended June 30, 2015, an increase of $2.0 million, or 12.6%, compared to the prior year period. The increase in cost of Diagnostic Services revenue is primarily due to provision of incremental cardiac event monitoring services associated with the Telerhythmics acquisition, and an increased amount of imaging days provided, driven in part by the MD Office acquisition. Diagnostic Services gross profit was $5.0 million for the six months ended June 30, 2015, a decrease of $0.1 million, or 2.6%, compared to the prior year period, primarily as a result of decreased gross profit as a percentage of revenue offset partially by increased revenue volume. Diagnostic Services gross profit as a percentage of Diagnostic Services revenue decreased to 22.1% for the six months ended June 30, 2015, from 24.7% for the prior year period due to a decrease in the average mobile imaging rate per day with the associated service costs remaining relatively consistent, as well as decreased profit from short-term equipment rentals and ancillary services.
Diagnostic Imaging. Cost of Diagnostic Imaging revenue was $3.3 million for the six months ended June 30, 2015, a decrease of $0.6 million, or 16.6%, compared to the prior year period, primarily as a result of a $0.2 million increase in release of excess inventory reserves due to the sale of previously reserved inventory in the six months ended June 30, 2015 compared to the prior year period, as well as reduced manufacturing and overhead costs. Diagnostic Imaging gross profit was $3.4 million for the six months ended June 30, 2015, an increase of $0.6 million, or 21.6%, compared to the prior year period primarily as a result of a more favorable mix of camera sales, as well as the release of excess inventory reserves due to the sale of previously reserved inventory and reduced manufacturing and overhead costs. Diagnostic Imaging gross profit as a percentage of Diagnostic Imaging revenue was 51.0% for the six months ended June 30, 2015, compared to 41.7% for the prior year period primarily due to a more favorable mix of camera sales, the release of excess inventory reserves related to the sale of previously reserved inventory, and reduced manufacturing and overhead costs.
Operating Expenses
Marketing and Sales. Marketing and sales expenses were $2.5 million for the six months ended June 30, 2015, an increase of $0.1 million, or 5.9%, compared to the prior year period, primarily as a result of increased investment in marketing and sales resources associated with the Telerhythmics business, partially offset by decreased commissions and variable compensation.
General and Administrative. General and administrative expenses were $4.4 million for the six months ended June 30, 2015, an increase of $0.2 million, or 4.4%, compared to the prior year period, primarily as a result of increased costs related to the administration of the Telerhythmics business.
Restructuring. On January 27, 2014, we announced a plan to exit our 47,000 square foot former headquarters facility in Poway, California (the "Facilities restructuring initiative"). We entered into a termination agreement to end the lease on the facility as of April 30, 2014. The original term of the lease would have continued through February 29, 2016. Concurrently with the termination of the lease for the 47,000 square foot Poway, California facility, we entered into a new lease agreement on January 23, 2014 for a separate 21,300 square foot facility in Poway, California to house our Diagnostic Imaging operations. As a result of the Facilities restructuring initiative, we incurred a total of $0.7 million of restructuring charges, all of which were incurred during the year ended December 31, 2014. No costs were incurred related to the initiative in the six months ended June 30, 2015, which represents a decrease of $0.6 million compared to the prior year period.
Income Tax Benefit (Expense)
Consolidated. Income tax benefit was $0.5 million for the six months ended June 30, 2015, an increase of $0.5 million compared to the prior year period. An income tax benefit of approximately $0.5 million was generated in the six months ended June 30, 2015 due to the acquisition of MD Office, as a result of the timing and deductibility of certain items for income tax purposes. The income tax benefit related to the MD Office acquisition is a one-time benefit which will not recoccur in future periods. For future periods, our provision for income taxes is expected to be based on income tax benefit or expense from normal business operations, not withstanding any potential one-time events such as future acquisitions or the release of all or a portion of the deferred tax asset valuation allowance. Should our recent positive earnings trend continue into the future, it is reasonably possible that we could recognize a material income tax benefit related to the release of a portion or all of our deferred tax asset valuation allowance during 2015 or 2016.
Liquidity and Capital Resources
We generated $2.2 million of positive cash flow from operations during the six months ended June 30, 2015, and expect to continue to generate positive cash flow from operations on an annual basis in the future. Cash flows from operations primarily represent inflows from net income (adjusted for depreciation, amortization, and other non-cash items), as well as the net effect of changes in working capital. Cash flows from investing activities primarily represent our investment in capital equipment required to grow our business, as well as acquisition and divestiture activity. Cash flows from financing activities primarily represent outflows related to dividend payments and share repurchases, offset by the receipt of cash related to the exercise of stock options.
Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, and cash generated from operations. As of June 30, 2015, we had cash, cash equivalents, and securities available-for-sale of $21.7 million. We generally invest our cash reserves in money market funds, U.S. treasury, and corporate debt securities. In addition, we currently have available a shelf registration statement that provides us with increased capital flexibility to pursue corporate objectives by allowing us to offer and sell up to $20.0 million of securities.
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
Cash Flows
The following table shows cash flow information for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
(in thousands)	2015	2014
Net cash provided by operating activities	$2,246	$1,230
Net cash provided by (used in) investing activities	241	(6,480)
Net cash used in financing activities	(1,652)	(1,915)
Operating Activities
Net cash provided by operating activities increased $1.0 million for the six months ended June 30, 2015 compared to the prior year period. This provision of cash was primarily related to greater net income generated in the six months ended June 30, 2015 compared to the prior year period.
Investing Activities
Net cash provided by investing activities increased $6.7 million for the six months ended June 30, 2015 compared to the prior year period. This increase was primarily attributable to cash provided by maturities of available-for-sale securities in the six months ended June 30, 2015, compared to the outlay of cash to acquire Telerhythmics and purchases of available-for-sale securities and property and equipment in the six months ended June 30, 2014. See Note 3 to the unaudited condensed consolidated financial statements for further information related to the acquisition of Telerhythmics.
Financing Activities

Net cash used in financing activities decreased by $0.3 million for the six months ended June 30, 2015 compared to the prior year period. This decrease was primarily attributable to increased proceeds received from stock option exercises during the six months ended June 30, 2015.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2015, we were not involved in any unconsolidated SPE transactions.
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
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

2.1
Membership Interest Purchase Agreement, dated March 13, 2014 by and among Digirad Imaging Solutions, Inc., Digirad Corporation, the Sellers party thereto, and TD Properties, LLC in its capacity as Seller Representative (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on March 14, 2014.)

2.2
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

3.3
Certificate of Amendment of the Restated Certificate of Incorporation of Digirad Corporation (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on May 5, 2015).

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

DIGIRAD CORPORATION

Date:	August 7, 2015	By:	/s/ MATTHEW G. MOLCHAN
Matthew G. Molchan President and Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2015	By:	/s/ JEFFRY R. KEYES
Jeffry R. Keyes Chief Financial Officer (Principal Financial and Accounting Officer)