Form 10-Q
period 2015-09-30
DIGIRAD CORP
filed 2015-11-02
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
 __________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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
As of October 26, 2015 the registrant had 19,416,070 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION
TABLE OF CONTENTS

IMPORTANT INFORMATION REGARDING FOWARD-LOOKING STATEMENTS	3
PART I. FINANCIAL INFORMATION	4
Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	25
PART II. OTHER INFORMATION	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	28
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
DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Diagnostic Services	$11,982	$10,821	$34,724	$31,716
Diagnostic Imaging	3,880	3,060	10,525	9,749
Total revenues	15,862	13,881	45,249	41,465

Cost of revenues:
Diagnostic Services	9,201	8,063	26,920	23,801
Diagnostic Imaging	1,859	1,409	5,112	5,308
Total cost of revenues	11,060	9,472	32,032	29,109

Gross profit	4,802	4,409	13,217	12,356

Operating expenses:
Marketing and sales	1,212	1,157	3,689	3,497
General and administrative	2,508	2,047	6,880	6,235
Amortization of intangible assets	134	93	372	263
Restructuring charges	—	80	—	659
Total operating expenses	3,854	3,377	10,941	10,654

Income from operations	948	1,032	2,276	1,702

Other income (expense):
Interest and other income, net	10	14	32	46
Interest expense	(21)	(10)	(44)	(27)
Total other income (expense)	(11)	4	(12)	19

Income before income taxes	937	1,036	2,264	1,721
Income tax benefit (expense)	18,183	(8)	18,698	(18)
Net income	$19,120	$1,028	$20,962	$1,703

Net income per share:
Basic	$0.99	$0.06	$1.09	$0.09
Diluted	$0.97	$0.05	$1.07	$0.09

Shares used in per share computations:
Weighted average shares outstanding – basic	19,356	18,601	19,145	18,558
Weighted average shares outstanding – diluted	19,798	18,895	19,608	18,853

Dividends declared per common share	$0.05	$0.05	$0.15	$0.15

Net income	$19,120	$1,028	$20,962	$1,703

Other comprehensive income:
Unrealized gain (loss) on marketable securities	3	(9)	16	(19)
Total other comprehensive income (loss)	3	(9)	16	(19)
Comprehensive income	$19,123	$1,019	$20,978	$1,684
See accompanying notes to the unaudited condensed consolidated financial statements

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$13,895	$14,051
Securities available-for-sale	5,986	7,935
Accounts receivable, net	8,313	5,989
Inventories, net	4,325	3,644
Other current assets	1,993	856
Restricted cash	233	477
Total current assets	34,745	32,952

Property and equipment, net	6,614	4,766
Intangible assets, net	3,213	2,577
Goodwill	2,897	1,337
Long-term deferred tax assets	16,791	—
Other assets	1,298	269
Total assets	$65,558	$41,901

Liabilities and stockholders’ equity
Accounts payable	$2,797	$1,423
Accrued compensation	2,872	3,261
Accrued warranty	214	176
Deferred revenue	1,478	1,644
Other accrued liabilities	2,543	1,789
Total current liabilities	9,904	8,293
Other liabilities	1,327	963
Total liabilities	11,231	9,256

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 19,356,070 and 18,615,945 shares issued and outstanding (net of treasury shares) at September 30, 2015 and December 31, 2014, respectively	2	2
Treasury stock, at cost; 2,588,484 shares at September 30, 2015 and December 31, 2014	(5,728)	(5,728)
Additional paid-in capital	154,472	153,769
Accumulated other comprehensive loss	(3)	(19)
Accumulated deficit	(94,416)	(115,379)
Total stockholders’ equity	54,327	32,645
Total liabilities and stockholders’ equity	$65,558	$41,901
See accompanying notes to the unaudited condensed consolidated financial statements

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(Unaudited)

(in thousands)	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income	$20,962	$1,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,379	1,178
Amortization of intangible assets	372	263
Provision for bad debt	162	261
Stock-based compensation	450	207
Loss (gain) on sale of assets	9	(55)
Amortization of premiums on investments	96	154
Deferred income taxes	(18,167)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,171)	(1,169)
Inventories	(730)	406
Other assets	227	(7)
Accounts payable	1,167	1,113
Accrued compensation	(470)	(394)
Deferred revenue	(166)	(208)
Other liabilities	(399)	(240)
Restricted cash	244	(233)
Net cash provided by operating activities	2,965	2,979

Investing activities
Purchases of property and equipment	(1,181)	(1,147)
Net proceeds from sale of assets	18	81
Purchases of securities available-for-sale	—	(2,617)
Maturities of securities available-for-sale	1,869	1,095
Stock subscription	(1,000)	—
Net cash received from (paid for) acquisition	3	(3,447)
Net cash used in investing activities	(291)	(6,035)

Financing activities
Issuances of common stock	432	173
Dividends paid	(2,862)	(2,783)
Repayment of long-term debt	—	(131)
Repayment of obligations under capital leases	(400)	(154)
Net cash used in financing activities	(2,830)	(2,895)
Net decrease in cash and cash equivalents	(156)	(5,951)
Cash and cash equivalents at beginning of period	14,051	18,744
Cash and cash equivalents at end of period	$13,895	$12,793

Non-Cash Investing Activities
Assets acquired by entering into capital lease	$1,340	$425
Issuances of common stock for acquisition	$2,684	$—
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
The financial results for the three and nine months ended September 30, 2015 include the financial results of MD Office Solutions and Telerhythmics, LLC. See Note 3 to the unaudited condensed consolidated financial statements for more information related to the acquisition of MD Office Solutions and Telerhythmics, LLC.
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
In July 2015, the FASB issued guidance that amends the guidelines for the measurement of inventory from lower of cost or market to the lower of cost and net realizable value (NRV). NRV is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Under existing standards, inventory is measured at lower of cost or market, which requires the consideration of replacement cost, NRV and NRV less an amount that approximates a normal profit margin. This ASU eliminates the requirement to determine and consider replacement cost or NRV less an approximately normal profit margin for inventory measurement. The new standard is effective prospectively for fiscal years beginning after December 15, 2016. We are currently evaluating the impact, if any, of adopting this guidance on our financial statements.
In September 2015, the FASB issued guidance which eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. We are currently evaluating the impact, if any, of adopting this guidance on our financial statements.
We believe that no other new accounting guidance was adopted or issued during 2015 that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.
Note 2. Basic and Diluted Net Income Per Share
For the three and nine months ended September 30, 2015 and 2014, basic net income per common share is computed by dividing net income by the weighted average number of common shares and vested restricted stock units outstanding during the period. Diluted net income per common share is calculated to give effect to all dilutive securities, if applicable, using the treasury stock method.
The following table sets forth the reconciliation of shares used to compute basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in thousands)	2015	2014	2015	2014
Weighted average shares outstanding - basic	19,356	18,601	19,145	18,558
Dilutive potential common stock outstanding:
Stock options	418	294	444	295
Restricted stock units	24	—	19	—
Weighted average shares outstanding - diluted	19,798	18,895	19,608	18,853
The following weighted average outstanding common stock equivalents were not included in the calculation of diluted net income per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in thousands)	2015	2014	2015	2014
Stock options	1	82	2	85
Restricted stock units	—	—	—	—
Total	1	82	2	85
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
At September 30, 2015, we have estimated the fair value of the contingent earn-out opportunity to be $6,000. The earn-out opportunity is estimated based on the expected performance of the business over the period from the acquisition date through December 31, 2017, utilizing an income approach. It is reasonably possible that our estimate of the earn-out potential could change in the near term. Any adjustment in the estimated earn-out opportunity until settled will be recorded as a gain or loss to current operations in the period the estimate changes.
The Merger Agreement was also subject to a post-closing purchase price adjustment based on the final working capital balance, as defined in the Merger Agreement, as well as a Registration Rights Agreement related to the common shares provided to the sellers as part of the consideration.
As of September 30, 2015, the preliminary allocation of the purchase price to the assets acquired and liabilities assumed on the acquisition date was as follows (in thousands):

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
As of September 30, 2015, we are continuing to obtain and evaluate certain information related to the assets acquired and liabilities assumed, and therefore the accounting for the acquisition is incomplete. We anticipate closing the measurement period by December 31, 2015.

The below tables display estimated proforma results had the business acquisition been completed as of January 1, 2014. In deriving the proforma results, we utilized the historical operating results of MD Office and adjusted for the impact of the purchase accounting and transaction costs as if the acquisition occurred on January 1, 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Revenues	$15,862	$14,757	$45,815	$43,903
Net income	$19,127	$1,052	$21,172	$1,533
Included within our consolidated operating results for the three and nine months ended September 30, 2015 are MD Office operations for the period March 6, 2015 through September 30, 2015 as follows:

(in thousands)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenues	$776	$1,757
Net income	$151	$74
Included within the results for MD Office for the nine months ended September 30, 2015 is approximately $195,000 of transaction costs related to the acquisition. These costs are classified as general and administrative expenses in the consolidated statements of comprehensive income.
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
At September 30, 2015, we have estimated the fair value of the contingent earn-out opportunity to be $56,000. The earn-out opportunity is estimated based on the expected performance of the business over the period from January 1, 2015 through December 31, 2016, utilizing an income approach. No earn-out consideration was earned by the Sellers for the period from the closing date through December 31, 2014. It is reasonably possible that our estimate of the earn-out potential could change in the near term. Any adjustment in the estimated earn-out opportunity until settled will be recorded as a gain or loss to current operations in the period the estimate changes. During the nine months ended September 30, 2015, the estimate of the fair value of the contingent consideration related to the Telerhythmics acquisition was reduced by $173,000. The resulting gain was recognized as a reduction of general and administrative operating expense.
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

(in thousands)	September 30, 2015	December 31, 2014
Inventories:
Raw materials	$3,096	$2,439
Work-in-process	1,127	2,560
Finished goods	1,257	558
Total inventories	5,480	5,557
Less reserve for excess and obsolete inventories	(1,155)	(1,913)
Total inventories, net	$4,325	$3,644
Note 5. Property and Equipment

(in thousands)	September 30, 2015	December 31, 2014
Property and equipment:
Machinery and equipment	$25,323	$23,412
Computer hardware and software	3,472	2,917
Leasehold improvements	583	571
Total property and equipment	29,378	26,900
Less accumulated depreciation	(22,764)	(22,134)
Total property and equipment, net	$6,614	$4,766
Note 6. Intangibles and Goodwill

	September 30, 2015
(in thousands)	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net (1)
Intangible assets with indefinite useful lives:
Goodwill (2)	Indefinite	$2,897	$—	$2,897

Intangible assets with finite useful lives:
Customer relationships (2)	8.2	$5,489	$(3,166)	$2,323
Trademarks (2)	8.0	787	(124)	663
Patents	14.1	141	(123)	18
Covenants not to compete (2)	5.0	251	(42)	209
Total intangible assets, net		$6,668	$(3,455)	$3,213

	December 31, 2014
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net (1)
Intangible assets with infinite useful lives:
Goodwill	Indefinite	$1,337	$—	$1,337

Intangible assets with finite useful lives:
Customer relationships	8.6	$4,850	$(2,904)	$1,946
Trademarks	9.0	600	(53)	547
Patents	13.2	141	(116)	25
Covenants not to compete	5.0	70	(11)	59
Total intangible assets, net		$5,661	$(3,084)	$2,577

(1)
Amortization expense for intangible assets, net was $0.4 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively. Estimated amortization expense for intangible assets for the remainder of 2015 is $0.1 million, for 2016 is $0.5 million, for 2017 is $0.5 million, for 2018 is $0.5 million, for 2019 is $0.4 million, for 2020 is $0.4 million, and thereafter is $0.8 million.

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
As a result of the Facilities restructuring initiative, we incurred a total of $0.7 million in restructuring charges which occurred solely during fiscal year 2014. Facilities restructuring charges of $0.1 million and $0.6 million were incurred during the three and nine months ended September 30, 2014, respectively. No Facilities restructuring charges were incurred during the three or nine months ended September 30, 2015. The charges were comprised of lease termination, moving, and other related costs. All Facilities restructuring charges were included in the Diagnostic Imaging segment. Restructuring liabilities and associated charges were measured at fair value as incurred.
Note 8. Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at September 30, 2015 and December 31, 2014.

	Fair Value as of September 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$5,986	$—	$5,986
Liabilities:
Acquisition related contingent consideration	$—	$—	$62	$62

	Fair Value as of December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$7,935	$—	$7,935
Liabilities:
Acquisition related contingent consideration	$—	$—	$229	$229
The fair value of our corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, and/or offers. We did not reclassify any investments between levels in the fair value hierarchy during the nine months ended September 30, 2015.
The acquisition related contingent consideration is related to our acquisition of Telerhythmics on March 13, 2014 and acquisition of MD Office on March 5, 2015 (See Note 3).  We reassess the fair value of the contingent consideration to be settled in cash related to our acquisitions of Telerhythmics and MD Office on a quarterly basis using the income approach, which is a Level 3 measurement. During the nine months ended September 30, 2015, $6,000 of contingent consideration was established related to the MD Office acquisition, and the contingent consideration related to the Telerhythmics acquisition was reduced by $173,000. The resulting gain related to the reduction of the Telerhythmics acquisition contingent consideration was recognized as a reduction of general and administrative operating expense. Significant assumptions used in the measurement include probabilities of achieving the EBITDA milestones and estimated future earnings.
Securities Available for Sale
Securities available-for-sale primarily consist of investment grade corporate debt securities. We classify all securities as available-for-sale and as current assets, as the sale of such securities may be required prior to maturity to execute management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. It is not more likely than not that we will be required to sell investments before recovery of their amortized costs. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and included in interest income. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in other income (expense) within the condensed consolidated statements of comprehensive income. The realized gains and losses on these sales were minimal for the three and nine months ended September 30, 2015 and 2014.

The following table sets forth the composition of securities available-for-sale as of September 30, 2015 and December 31, 2014.

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of September 30, 2015 (in thousands)			Gains	Losses
Corporate debt securities	Less than 1 year	$4,658	$1	$(2)	$4,657
Corporate debt securities	1-3 years	1,331	—	(2)	1,329
		$5,989	$1	$(4)	$5,986

	Maturity in Years	Amortized Cost	Unrealized		Fair Value
As of December 31, 2014 (in thousands)			Gains	Losses
Corporate debt securities	Less than 1 year	$4,650	$—	$(5)	$4,645
Corporate debt securities	1-3 years	3,304	—	(14)	3,290
		$7,954	$—	$(19)	$7,935
Note 9. Perma-Fix Medical Stock Subscription and Supply Agreements

On July 27, 2015, we entered into a Stock Subscription Agreement (the Subscription Agreement) and Tc-99m Supplier Agreement (the Supply Agreement) with Perma-Fix Medical, S.A. (Perma-Fix Medical), a publicly traded company listed on the NewConnect market of the Warsaw Stock Exchange. Perma-Fix Medical is a subsidiary of Perma-Fix Environmental Services, Inc. (NASDAQ: PESI). Perma-Fix Medical is developing a proprietary process to produce Technetium-99m (Tc-99m) resin from non-enriched uranium sources for purposes of creating nuclear imaging isotopes. Under the terms of the Subscription Agreement, we invested $1 million USD in exchange for 71,429 shares of Perma-Fix Medical, which constitutes approximately 5.4% of the outstanding common shares of Perma-Fix Medical at the time of investment. Under Polish law, issuance of the shares required approval of the shares by a Polish court which occurred on October 12, 2015. As approval and issuance of the shares had not occurred as of September 30, 2015, the funds provided related to the subscription agreement are included in Other assets in the unaudited condensed consolidated balance sheet as of September 30, 2015. In connection with the Subscription Agreement, the Company's President and CEO was appointed to the Supervisory Board of Perma-Fix Medical. See Note 13 to the unaudited condensed consolidated financial statements for further information regarding Perma-Fix Medical and Perma-Fix Environmental Services, Inc.

Pursuant to the Supply Agreement, should Perma-Fix Medical successfully complete development of the new Tc-99m resin, Perma-Fix Medical will supply us or our preferred nuclear pharmacy supplier with Tc-99m at a preferred rate and we will purchase agreed upon quantities of such Tc-99m for our nuclear imaging operations, either directly or in conjunction with our preferred nuclear pharmacy supplier.
Note 10. Commitments and Contingencies
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
Note 11. Income Taxes
We provide for income taxes under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements. We provide a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before we are able to realize their benefit. We calculate the valuation allowance in accordance with the authoritative guidance relating to income taxes, which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets when measuring the need for a valuation allowance. Significant judgment is required in determining any valuation allowance against deferred tax assets. As of December 31, 2014, due to a history of operating losses and other key operating factors, we concluded that a full valuation allowance was necessary to offset all of our deferred tax assets. A significant piece of objective negative evidence evaluated as of December 31, 2014, was the cumulative pretax loss incurred over the three-year period ended December 31, 2014. As of September 30, 2015, we concluded that it was more likely than not that a portion of our deferred tax assets would be realized through future taxable income. This conclusion was based on our restructuring efforts in 2013 and 2014 and resulting sustained profitability for the second half of 2013, 2014 and the nine months ended September 30, 2015, as well as our projections of positive future earnings and other key operating factors. As of September 30, 2015, we had generated cumulative pretax income over the preceding twelve quarter period, and therefore the objective negative evidence of a history of operating losses was no longer present. Of the $35.0 million of deferred tax assets as of September 30, 2015, available evidence supported the realization of $18.1 million of those assets. The release of the associated valuation allowance resulted in an income tax benefit of $18.2 million, which was recorded as a discrete item in the three months ended September 30, 2015. The release of the valuation allowance will not affect the amount of cash paid for income taxes.
We will reassess the ability to realize the deferred tax assets on a quarterly basis. If it is more likely than not that we will not realize the recognized deferred tax assets, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to tax expense. Conversely, if new events indicate that it is more likely than not that we will realize additional deferred tax assets, then all or a portion of the remaining valuation allowance may be released, which would result in a tax benefit.
Further, during the nine months ended September 30, 2015, we recorded an income tax benefit of approximately $0.5 million related to the release of valuation allowance associated with the acquisition of MD Office.  The valuation allowance release occurred when we recorded an increase to our deferred tax liability balance as a result of book and tax basis differences in acquired fixed, intangible, and other assets of MD Office.
As of September 30, 2015, we had unrecognized tax benefits of approximately $3.9 million related to uncertain tax positions. Included in the unrecognized tax benefits were $3.2 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.
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

Note 12. Segments
Our reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the operating income (loss) contributed by each segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Gross profit by segment:
Diagnostic Services	$2,781	$2,758	$7,804	$7,915
Diagnostic Imaging	2,021	1,651	5,413	4,441
Condensed consolidated gross profit	$4,802	$4,409	$13,217	$12,356

Income (loss) from operations by segment:
Diagnostic Services	$14	$167	$(116)	$275
Diagnostic Imaging (1)	934	865	2,392	1,427
Condensed consolidated income from operations	$948	$1,032	$2,276	$1,702

Depreciation and amortization:
Diagnostic Services	$591	$442	$1,534	$1,248
Diagnostic Imaging	74	55	217	193
Condensed consolidated depreciation and amortization	$665	$497	$1,751	$1,441

(in thousands)	September 30, 2015	December 31, 2014
Identifiable assets by segment:
Diagnostic Services	$22,657	$18,724
Diagnostic Imaging	42,901	23,177
Condensed Consolidated assets	$65,558	$41,901
(1) Included in the Diagnostic Imaging income from operations for the three and nine months ended September 30, 2014, are approximately $0.1 million and $0.7 million of charges, respectively, associated with our Facilities restructuring initiative (See Note 7).
Note 13. Related Party Transaction

Mr. John Climaco currently serves as a Director of the Company and a member of the Audit, Compensation, Corporate Governance and Strategic Advisory committees of the Board. Mr. Climaco also serves as a Director of Perma-Fix Environmental Services, Inc. (NASDAQ: PESI). Further, On June 2, 2015, Mr. Climaco was elected as the Executive Vice President of Perma-Fix Medical S.A., a majority-owned Polish subsidiary of Perma-Fix Environmental Services, Inc. As described in Note 9 to the unaudited condensed consolidated financial statements, on July 27, 2015, we entered into a Stock Subscription Agreement (the Subscription Agreement) and Tc-99m Supplier Agreement (the Supply Agreement) with Perma-Fix Medical. Under the terms of the Subscription Agreement, we invested $1 million USD in exchange for 71,429 shares of Perma-Fix Medical. Pursuant to the Supply Agreement, should Perma-Fix Medical successfully complete development of the new Tc-99m resin, Perma-Fix Medical will supply us or our preferred nuclear pharmacy supplier with Tc-99m at a preferred rate and we will purchase agreed upon quantities of such Tc-99m for our nuclear imaging operations, either directly or in conjunction with our preferred nuclear pharmacy supplier. In addition, in connection with the Subscription Agreement, the Company's President and CEO was appointed to the Supervisory Board of Perma-Fix Medical.
Note 14. Subsequent Events
Stock Purchase Agreement
On October 13, 2015, we entered into a Stock Purchase Agreement (the Purchase Agreement) with Project Rendezvous Holding Corporation (PRHC) and the stockholders of PRHC named therein (collectively, Stockholders) and Platinum Equity Advisors, LLC as the Stockholder representative (the Stockholder Representative), pursuant to which, subject to the satisfaction or waiver of certain conditions, we will purchase from the Stockholders all of the issued and outstanding common stock of PRHC

(the Transaction). Upon closing of the Transaction, PRHC would be a wholly owned subsidiary of the Company. PRHC is the parent of DMS Health Technologies, Inc. (DMS Health), a provider of mobile diagnostic imaging and related sales and services to small and regional hospitals throughout the United States, with a large concentration in the upper Midwest region.
The purchase price for the contemplated Transaction is $36 million in cash (the Purchase Price), subject to certain adjustments. We expect to fund payment of the Purchase Price with a combination of cash-on-hand and the committed financing described below.
The completion of the Transaction is subject to customary closing conditions. The Transaction is not subject to approval by the Company’s stockholders. The Purchase Agreement contains representations, warranties and covenants of PRHC, the Stockholders and Digirad that are customary for a transaction of this nature. The Purchase Agreement also contains indemnification obligations of the parties thereto.  Assuming the satisfaction or waiver of the closing conditions, the Transaction is expected to close by December 31, 2015. The Purchase Agreement provides Digirad and PRHC with certain termination rights, including if the closing of the Transaction has not occurred by January 15, 2016, or such later date as mutually agreed to in writing by Digirad and PRHC.
Committed Financing
In connection with the Transaction, we entered into a commitment letter, dated as of October 13, 2015 (the Commitment Letter), with Wells Fargo Bank, National Association (Wells Fargo) pursuant to which Wells Fargo committed, on the terms and conditions set forth in the Commitment Letter (the Commitments), to provide the Company with a senior secured credit facility in the aggregate amount of $40 million (the Credit Facility). The Commitments under the Commitment Letter are subject to various conditions, including consummation of the Transaction. In the event the initial funding under the Credit Facility does not occur on or prior to January 15, 2016, then Wells Fargo’s commitment to provide the Credit Facility will automatically expire on such date.
Dividend
On October 30, 2015, the Company announced a cash dividend of $0.05 per share payable on November 27, 2015 to shareholders of record on November 16, 2015.

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
Our main strategic focus moving forward is on growing our Diagnostic Services business, which we plan to accomplish by driving revenue density with our existing customers by providing additional service offerings, such as cardiac event monitoring, as well as by increasing our overall number of customers through territory expansion and acquisition of other diagnostic services companies. On March 5, 2015, we acquired MD Office Solutions, a provider of in-office nuclear cardiology imaging in the northern and central California regions. On October 13, 2015, we entered into a Stock Purchase Agreement, subject to the satisfaction or waiver of certain conditions, to purchase DMS Health, a provider of mobile diagnostic imaging and related sales and services to small and regional hospitals throughout the United States, with a large concentration in the upper Midwest region. We will also continue to evaluate acquisition opportunities related to complementary healthcare services and products to diversify and expand our current offerings.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions, and judgments that can have a significant impact on our revenue and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions, and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the nine months ended September 30, 2015.
Results of Operations
The following tables set forth our results from operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	Percent of 2015 Revenues	2014	Percent of 2014 Revenues	Change from Prior Year
(in thousands)					Dollars	Percent
Revenues:
Diagnostic Services	$11,982	75.5%	$10,821	78.0%	$1,161	10.7%
Diagnostic Imaging	3,880	24.5%	3,060	22.0%	820	26.8%
Total revenues	15,862	100%	13,881	100%	1,981	14.3%
Cost of revenues:
Diagnostic Services	9,201	58.0%	8,063	58.1%	1,138	14.1%
Diagnostic Imaging	1,859	11.7%	1,409	10.2%	450	31.9%
Total cost of revenues	11,060	69.7%	9,472	68.2%	1,588	16.8%
Gross profit	4,802	30.3%	4,409	31.8%	393	8.9%

Diagnostic Services gross profit percentage	23.2%		25.5%			(2.3)%
Diagnostic Imaging gross profit percentage	52.1%		54.0%			(1.9)%

Operating expenses:
Marketing and sales	1,212	7.6%	1,157	8.3%	55	4.8%
General and administrative	2,508	15.8%	2,047	14.7%	461	22.5%
Amortization of intangible assets	134	0.8%	93	0.7%	41	44.1%
Restructuring charges	—	—%	80	0.6%	(80)	(100.0)%
Total operating expenses	3,854	24.3%	3,377	24.3%	477	14.1%
Income from operations	948	6.0%	1,032	7.4%	(84)	(8.1)%
Total other income (loss)	(11)	(0.1)%	4	—%	(15)	(375.0)%
Income before income taxes	937	5.9%	1,036	7.5%	(99)	(9.6)%
Income tax benefit (expense)	18,183	114.6%	(8)	(0.1)%	18,191	(227,388)%
Net income	$19,120	120.5%	$1,028	7.4%	$18,092	1,759.9%

	Nine Months Ended September 30,
	2015	Percent of 2015 Revenues	2014	Percent of 2014 Revenues	Change from Prior Year
(in thousands)					Dollars	Percent
Revenues:
Diagnostic Services	$34,724	76.7%	$31,716	76.5%	$3,008	9.5%
Diagnostic Imaging	10,525	23.3%	9,749	23.5%	776	8.0%
Total revenues	45,249	100%	41,465	100%	3,784	9.1%
Cost of revenues:
Diagnostic Services	26,920	59.5%	23,801	57.4%	3,119	13.1%
Diagnostic Imaging	5,112	11.3%	5,308	12.8%	(196)	(3.7)%
Total cost of revenues	32,032	70.8%	29,109	70.2%	2,923	10.0%
Gross profit	13,217	29.2%	12,356	29.8%	861	7.0%

Diagnostic Services gross profit percentage	22.5%		25.0%			(2.5)%
Diagnostic Imaging gross profit percentage	51.4%		45.6%			5.8%

Operating expenses:
Marketing and sales	3,689	8.2%	3,497	8.4%	192	5.5%
General and administrative	6,880	15.2%	6,235	15.0%	645	10.3%
Amortization of intangible assets	372	0.8%	263	0.6%	109	41.4%
Restructuring charges	—	—%	659	1.6%	(659)	(100.0)%
Total operating expenses	10,941	24.2%	10,654	25.7%	287	2.7%
Income from operations	2,276	5.0%	$1,702	4.1%	574	33.7%
Total other income (loss)	(12)	—%	19	—%	(31)	(163.2)%
Income before income taxes	2,264	5.0%	1,721	4.2%	543	31.6%
Income tax benefit (expense)	18,698	41.3%	(18)	—%	18,716	(103,978)%
Net income	$20,962	46.3%	$1,703	4.1%	$19,259	1,130.9%
Comparison of the Three Months Ended September 30, 2015 and 2014
Revenues
Consolidated. Consolidated revenue was $15.9 million for the three months ended September 30, 2015, an increase of $2.0 million, or 14.3%, compared to the prior year quarter, due to an increase in revenue in both our Diagnostic Services and Diagnostic Imaging businesses. Our Diagnostic Services business benefited from $0.8 million of incremental revenue associated with the MD Office acquisition, which occurred on March 5, 2015. The remainder of the increase in Diagnostic Services revenue is associated with a $0.4 million increase in cardiac monitoring revenue during the three months ended September 30, 2015 as compared to the prior year quarter. Diagnostic Imaging revenue increased $0.8 million compared to the prior year quarter due to an increase in the number of cameras sold during the three months ended September 30, 2015 as compared to the prior year quarter, offset partially by attrition in the number of associated camera maintenance contracts. Diagnostic Services revenue accounted for 75.5% of total revenues for the three months ended September 30, 2015, compared to 78.0% for the prior year quarter. The percentage of consolidated revenue associated with our Diagnostic Imaging segment was higher for the three months ended September 30, 2015 compared to the prior year quarter, primarily due to the greater volume of cameras sold quarter over quarter. We expect our Diagnostic Services revenue to continue to represent the larger percentage of our consolidated revenue, however the percentage will fluctuate quarter by quarter given the significant variability in the timing and volume of camera unit sales.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $4.8 million for the three months ended September 30, 2015, an increase of $0.4 million, or 8.9%, compared to the prior year quarter. The increase in consolidated gross profit is primarily the result of a greater volume of cameras sold in our Diagnostic Imaging segment during the three months ended September 30, 2015. Diagnostic Services gross profit increased slightly for the three months ended September 30, 2015 compared to the prior year quarter, driven by increased revenue, driven in part by the MD Office acquisition, partially offset by a decrease in the average mobile imaging rate per day. Consolidated gross profit as a percentage of revenue decreased to 30.3% for the three months ended September 30, 2015, from 31.8% for the prior year quarter, driven by unfavorability in both our Diagnostic Services and Diagnostic Imaging businesses, with the majority of the decrease attributable to decreases in the average mobile imaging rate per day and ancillary revenue from short-term equipment rentals within Diagnostic Services.
Diagnostic Services. Cost of Diagnostic Services revenue primarily consists of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with providing our services. Cost of Diagnostic Services revenue was $9.2 million for the three months ended September 30, 2015, an increase of $1.1 million, or 14.1%, compared to the prior year quarter. The increase in cost of Diagnostic Services revenue for the three months ended September 30, 2015 as compared to the prior year quarter, is primarily a result of an increased amount of imaging days provided, driven in part by the MD Office acquisition. Diagnostic Services gross profit was $2.8 million for both the three months ended September 30, 2015 and 2014. Diagnostic Services gross profit as a percentage of Diagnostic Services revenue decreased to 23.2% for the three months ended September 30, 2015 from 25.5% for the prior year quarter primarily due to a decrease in the average mobile imaging rate per day with the associated service costs remaining relatively consistent, as well as decreased profit from short-term equipment rentals and ancillary services.
Diagnostic Imaging. Cost of Diagnostic Imaging revenue primarily consists of materials, labor, and overhead costs associated with the manufacturing, warranty, and service contracts associated with our products. Cost of Diagnostic Imaging revenue was $1.9 million for the three months ended September 30, 2015, an increase of $0.5 million, or 31.9%, compared to the prior year quarter, which is primarily the result of higher camera unit sales, partially offset by a $0.1 million increase in the release of excess inventory reserves due to the sale of previously reserved inventory in the three months ended September 30, 2015 compared to the prior year quarter. At the current expected level of camera sales, we expect to have further sales of previously reserved inventory during the remainder of 2015 and a portion of 2016, and do not anticipate significant further reserve releases thereafter. Diagnostic Imaging gross profit was $2.0 million for the three months ended September 30, 2015, an increase of $0.4 million, or 22.4%, compared to the prior year quarter as a result of a greater volume of camera sales, as well as the release of excess inventory reserves due to the sale of previously reserved inventory. Diagnostic Imaging gross profit as a percentage of Diagnostic Imaging revenue was 52.1% for the three months ended September 30, 2015, compared to 54.0% for the prior year quarter.
Operating Expenses
Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials, and trade show costs. Marketing and sales expenses were $1.2 million for the three months ended September 30, 2015, an increase of $0.1 million, or 4.8%, compared to the prior year quarter, primarily as a result of an increased investment in marketing mostly offset by decreased commissions and variable compensation.
General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology, executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $2.5 million for the three months ended September 30, 2015, an increase of $0.5 million, or 22.5%, compared to the prior year quarter primarily as a result of $0.4 million of legal and professional services costs related to the anticipated DMS Health acquisition.
Restructuring. On January 27, 2014, we announced a plan to exit our 47,000 square foot former headquarters facility in Poway, California (the Facilities restructuring initiative). This action was undertaken as the facility had excess space and capacity given our current operating plan. We entered into a termination agreement to end the lease on the facility as of April 30, 2014. The original term of the lease would have continued through February 29, 2016. Concurrently with the termination of the lease for the 47,000 square foot Poway, California facility, we entered into a new lease agreement on January 23, 2014 for a separate 21,300 square foot facility in Poway, California to house our Diagnostic Imaging operations. As a result of the Facilities restructuring initiative, we incurred a total of $0.7 million of restructuring charges, all of which were incurred during the year ended December 31, 2014. No costs were incurred related to the initiative in the three months ended September 30, 2015, which represents a decrease of $0.1 million compared to the prior year quarter.
Income Tax Benefit (Expense)
Consolidated. Income tax benefit was $18.2 million for the three months ended September 30, 2015, an increase of $18.2 million compared to the prior year period. As of September 30, 2015, we concluded that it was more likely than not that a portion of our deferred tax assets would be realized through future taxable income. This conclusion was based on our restructuring efforts in 2013 and 2014 and resulting sustained profitability for the second half of 2013, 2014 and the nine months ended September 30, 2015, as well as our projections of positive future earnings and other key operating factors. As of September 30, 2015, we had generated cumulative pretax income over the preceding twelve quarter period, and therefore the objective negative evidence of a history of operating losses was no longer present. Of the $35.0 million of deferred tax assets as of September 30, 2015, available evidence supported the realization of $18.1 million of those assets. The release of the associated valuation allowance resulted in an income tax benefit of $18.2 million, which was recorded as a discrete item in the three months ended September 30, 2015. The release of the valuation allowance will not affect the amount of cash paid for income taxes.
We will reassess the ability to realize the deferred tax assets on a quarterly basis. If it is more likely than not that we will not realize the recognized deferred tax assets, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to tax expense. Conversely if new events indicate that it is more likely than not that we will realize additional deferred tax assets, then all or a portion of the remaining valuation allowance may be released, which would result in a tax benefit.
Comparison of the Nine Months Ended September 30, 2015 and 2014
Revenues
Consolidated. Consolidated revenue was $45.2 million for the nine months ended September 30, 2015, an increase of $3.8 million, or 9.1%, compared to the prior year period, primarily due to an increase in revenue associated with our Diagnostic Services business, driven by $1.8 million of incremental revenue associated with the MD Office acquisition, which occurred on March 5, 2015, as well as $1.2 million of incremental cardiac event monitoring revenue associated with the Telerhythmics acquisition, which occurred on March 13, 2014. Excluding the impact of acquisitions, revenue in the Diagnostic Services business increased slightly compared to the prior year period driven by a greater number of imaging days provided, offset partially by a decrease in the average mobile imaging rate per day and a decrease in ancillary revenue from short-term equipment rentals. In addition, Diagnostic Imaging revenue for the nine months ended September 30, 2015 increased $0.8 million compared to the prior year period, due to an increase in the number of cameras sold, as well as a more favorable product mix sold during the nine months ended September 30, 2015 as compared to the prior year period which led to a higher blended average selling price per camera period over period, offset partially by attrition in the number of camera maintenance contracts. Diagnostic Services revenue accounted for 76.7% of total revenues for the nine months ended September 30, 2015, compared to 76.5% for the prior year period.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $13.2 million for the nine months ended September 30, 2015, an increase of $0.9 million, or 7.0%, compared to the prior year period. The increase in consolidated gross profit is primarily the result of increased revenue and improved gross profit as a percentage of revenue in our Diagnostic Imaging segment. Our Diagnostic Imaging segment benefited from a more favorable mix of cameras sold during the nine months ended September 30, 2015 compared to the prior year period, as well as a release of excess inventory reserves due to the sale of previously reserved inventory and reduced manufacturing and overhead costs. Diagnostic Services gross profit decreased for the nine months ended September 30, 2015 compared to the prior year period, driven by a decrease in gross profit as a percentage of revenue, offset partially by increased revenue. Consolidated gross profit as a percentage of revenue decreased to 29.2% for the nine months ended September 30, 2015 from 29.8% for the prior year period, driven by unfavorability in our Diagnostic Services business partially offset by favorability in our Diagnostic Imaging business.
Diagnostic Services. Cost of Diagnostic Services revenue was $26.9 million for the nine months ended September 30, 2015, an increase of $3.1 million, or 13.1%, compared to the prior year period. The increase in cost of Diagnostic Services revenue is primarily due to provision of incremental cardiac event monitoring services associated with the Telerhythmics acquisition, and an increased amount of imaging days provided, driven in part by the MD Office acquisition. Diagnostic Services gross profit was $7.8 million for the nine months ended September 30, 2015, a decrease of $0.1 million, or 1.4%, compared to the prior year period, primarily as a result of decreased gross profit as a percentage of revenue offset partially by increased revenue volume. Diagnostic Services gross profit as a percentage of Diagnostic Services revenue decreased to 22.5% for the nine months ended September 30, 2015, from 25.0% for the prior year period due to a decrease in the average mobile imaging rate per day with the associated service costs remaining relatively consistent, as well as decreased profit from short-term equipment rentals and ancillary services.
Diagnostic Imaging. Cost of Diagnostic Imaging revenue was $5.1 million for the nine months ended September 30, 2015, a decrease of $0.2 million, or 3.7%, compared to the prior year period, primarily as a result of a $0.3 million increase in release of excess inventory reserves due to the sale of previously reserved inventory in the nine months ended September 30, 2015 compared to the prior year period and a more favorable mix of cameras sold. Diagnostic Imaging gross profit was $5.4 million for the nine months ended September 30, 2015, an increase of $1.0 million, or 21.9%, compared to the prior year period primarily as a result of a greater volume and more favorable mix of camera sales, as well as the release of excess inventory reserves due to the sale of previously reserved inventory. Diagnostic Imaging gross profit as a percentage of Diagnostic Imaging revenue was 51.4% for the nine months ended September 30, 2015, compared to 45.6% for the prior year period primarily due to a more favorable mix of camera sales and the release of excess inventory reserves related to the sale of previously reserved inventory.
Operating Expenses
Marketing and Sales. Marketing and sales expenses were $3.7 million for the nine months ended September 30, 2015, an increase of $0.2 million, or 5.5%, compared to the prior year period, primarily as a result of increased investment in marketing and sales resources associated with the Telerhythmics business, partially offset by decreased commissions and variable compensation.
General and Administrative. General and administrative expenses were $6.9 million for the nine months ended September 30, 2015, an increase of $0.6 million, or 10.3%, compared to the prior year period, primarily as a result of increased costs related to the administration of the Telerhythmics business and $0.7 million of legal and professional services costs related to the contemplated DMS Health acquisition, partially offset by decreased variable compensation.
Restructuring. On January 27, 2014, we announced a plan to exit our 47,000 square foot former headquarters facility in Poway, California (the Facilities restructuring initiative). We entered into a termination agreement to end the lease on the facility as of April 30, 2014. The original term of the lease would have continued through February 29, 2016. Concurrently with the termination of the lease for the 47,000 square foot Poway, California facility, we entered into a new lease agreement on January 23, 2014 for a separate 21,300 square foot facility in Poway, California to house our Diagnostic Imaging operations. As a result of the Facilities restructuring initiative, we incurred a total of $0.7 million of restructuring charges, all of which were incurred during the year ended December 31, 2014. No costs were incurred related to the initiative in the nine months ended September 30, 2015, which represents a decrease of $0.7 million compared to the prior year period.
Income Tax Benefit (Expense)
Consolidated. Income tax benefit was $18.7 million for the nine months ended September 30, 2015, an increase of $18.7 million compared to the prior year period. As of September 30, 2015, we concluded that it was more likely than not that a portion of our deferred tax assets would be realized through future taxable income. This conclusion was based on our restructuring efforts in 2013 and 2014 and resulting sustained profitability for the second half of 2013, 2014 and the nine months ended September 30, 2015, as well as our projections of positive future earnings and other key operating factors. As of September 30, 2015, we had generated cumulative pretax income over the preceding twelve quarter period, and therefore the objective negative evidence of a history of operating losses was no longer present. Of the $35.0 million of deferred tax assets as of September 30, 2015, available evidence supported the realization of $18.1 million of those assets. The release of the associated valuation allowance resulted in an income tax benefit of $18.2 million, which was recorded as a discrete item in the three months ended September 30, 2015. The release of the valuation allowance will not affect the amount of cash paid for income taxes.
Further, during the nine months ended September 30, 2015, we recorded an income tax benefit of approximately $0.5 million related to the release of valuation allowance associated with the acquisition of MD Office.  The valuation allowance release occurred when we recorded an increase to our deferred tax liability balance as a result of book and tax basis differences in acquired fixed, intangible and other assets of MD Office.
Liquidity and Capital Resources
We generated $3.0 million of positive cash flow from operations during the nine months ended September 30, 2015, and expect to continue to generate positive cash flow from operations on an annual basis in the future. Cash flows from operations primarily represent inflows from net income (adjusted for depreciation, amortization, and other non-cash items), as well as the net effect of changes in working capital. Cash flows from investing activities primarily represent our investment in capital equipment required to grow our business, as well as acquisition and divestiture activity. Cash flows from financing activities primarily represent outflows related to dividend payments and share repurchases, offset by the receipt of cash related to the exercise of stock options.
Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, and cash generated from operations. As of September 30, 2015, we had cash, cash equivalents, and securities available-for-sale of $19.9 million. We generally invest our cash reserves in money market funds, U.S. treasury, and corporate debt securities. In regards to additional sources of financing, we currently have available a shelf registration statement that provides us with increased capital flexibility to pursue corporate objectives by allowing us to offer and sell up to $20.0 million of securities. Further, in connection with the contemplated acquisition of DMS Health, we entered into a commitment letter with Wells Fargo pursuant to which Wells Fargo committed, on the terms and conditions set forth in the Commitment Letter (the Commitments), to provide the Company with a senior secured credit facility in the aggregate amount of $40 million (the Credit Facility). The Commitments under the Commitment Letter are subject to various conditions, including consummation of the contemplated acquisition of DMS Health. In the event the initial funding under the Credit Facility does not occur on or prior to January 15, 2016, then Wells Fargo’s commitment to provide the Credit Facility will automatically expire on such date.
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
Cash Flows
The following table shows cash flow information for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(in thousands)	2015	2014
Net cash provided by operating activities	$2,965	$2,979
Net cash used in investing activities	(291)	(6,035)
Net cash used in financing activities	(2,830)	(2,895)
Operating Activities
Net cash provided by operating activities remained consistent for the nine months ended September 30, 2015 compared to the prior year period. Cash inflows from net income (adjusted for depreciation, amortization, and other non-cash items) increased for the nine months ended September 30, 2015 compared to the prior year period, but were offset by unfavorable changes in operating assets and liabilities primarily related to increases in accounts receivable and inventory.
Investing Activities
Net cash used in investing activities decreased $5.7 million for the nine months ended September 30, 2015 compared to the prior year period. This decrease was primarily attributable to increased cash provided by maturities of available-for-sale securities in the nine months ended September 30, 2015, compared to the outlay of cash to acquire Telerhythmics and purchases of available-for-sale securities in the nine months ended September 30, 2014. See Note 3 to the unaudited condensed consolidated financial statements for further information related to the acquisition of Telerhythmics.
Financing Activities
Net cash used in financing activities decreased by $0.1 million for the nine months ended September 30, 2015 compared to the prior year period. This decrease was primarily attributable to increased proceeds received from stock option exercises during the nine months ended September 30, 2015.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2015, we were not involved in any unconsolidated SPE transactions.
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
See Note 10 to the unaudited Condensed Consolidated Financial Statements for a summary of legal proceedings.

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

Our pending acquisition of DMS Health and related financing with Wells Fargo may not be consummated, and if consummated we may not realize the anticipated benefits from the Transaction.

We have spent time and money on the pending acquisition of DMS Health and arranging for related financing with Wells Fargo, but we may not be able to consummate the acquisition or the related financing because of a failure to obtain the necessary consents and approvals or to satisfy other conditions to closing.

If we do consummate the Transaction, we will face certain challenges as we integrate DMS Health operational and administrative systems into our business.  Acquisitions include many complexities, which can include, but are not limited to, risks associated with the acquired business' past activities, loss of customers, regulatory changes that are not anticipated, difficulties in integrating personnel and human resource programs, integrating ERP systems and other infrastructures, and general under performance of the acquired business under Digirad control versus the prior owners.  In addition, debt covenants under the related Wells Fargo credit facility may result in reduced operational flexibility for the Company.

There is no guarantee that the acquisition of DMS Health will increase the profitability and cash flow of Digirad, and our efforts could cause unforeseen complexities and additional cash outflows, including financial losses.  As a result, the realization of anticipated synergies or benefits of the acquisition may be delayed or substantially reduced.

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

DIGIRAD CORPORATION

Date:	November 2, 2015	By:	/s/ MATTHEW G. MOLCHAN
Matthew G. Molchan President and Chief Executive Officer (Principal Executive Officer)

Date:	November 2, 2015	By:	/s/ JEFFRY R. KEYES
Jeffry R. Keyes Chief Financial Officer (Principal Financial and Accounting Officer)