Form 10-K
period 2015-12-31
DIGIRAD CORP
filed 2016-03-01
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates based on the closing stock price on June 30, 2015, was $78,643,552. For purposes of this computation only, all executive officers and directors have been deemed affiliates.
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 17, 2016 was 19,445,429.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year ended December 31, 2015 are incorporated by reference into Part III of this report.

DIGIRAD CORPORATION
FORM 10-K—ANNUAL REPORT
For the Fiscal Year Ended December 31, 2015

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
Corporate Information
Digirad Corporation was incorporated in Delaware in 1997. Unless the context requires otherwise, in this report the terms “we,” “us,” and “our” refer to Digirad® Corporation and our wholly-owned subsidiaries, Digirad Imaging Solutions®, Inc., Telerhythmics®, LLC, and MD Office Solutions®.

ITEM 1.	BUSINESS
Overview
Digirad delivers convenient, effective, and efficient diagnostic solutions on an as needed, when needed, and where needed basis. We are one of the largest national providers of in-office nuclear cardiology and ultrasound services, and also provide cardiac event monitoring services. These services are provided to physician practices, hospitals, and imaging centers through our Diagnostic Services reportable segment. We also sell solid-state gamma cameras for nuclear cardiology and general nuclear medicine applications, as well as provide service on the products we sell through our Diagnostic Imaging reportable segment.
We designed and commercialized the first solid-state nuclear gamma camera for the detection of cardiovascular disease and other medical conditions. Our imaging systems are sold in both portable and fixed configurations, and provide enhanced operability and improved patient comfort. Our nuclear cameras fit easily into floor spaces as small as seven feet by eight feet, and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting, or within multiple departments of a hospital (e.g., emergency and operating rooms).
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
With the acquisition of Telerhythmics, LLC (Telerhythmics) on March 13, 2014, we broadened our suite of service offerings through the Diagnostic Services segment, enabling the provision of outsourced cardiac event monitoring services. Providing these services offers flexibility and convenience to our customers who do not have to incur the costs of staffing, equipment, and logistics to monitor patients as part of their standard of care. Our cardiac event monitoring services are provided primarily through an independent diagnostic testing facility model which allows us to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for services provided. As such, our cardiac event monitoring services are directly subject to reimbursements from

Medicare, Medicaid, and third-party insurers, which are subject to change on a periodic basis. Our cardiac event monitoring services are mainly provided to physician practices and hospitals.
Our Diagnostic Imaging segment revenue results primarily from selling solid-state gamma cameras and camera maintenance contracts. We sell our imaging systems to physician offices and hospitals primarily in the United States, although we have sold a small number of imaging systems internationally.
For many years since our Initial Public Offering in 2004, we focused significant efforts on research and development activities to develop and further enhance our nuclear imaging cameras, primarily for alternative uses within the healthcare environment. These efforts, along with a fixed infrastructure that was sized for a much higher volume of manufacturing and sales of our nuclear imaging cameras than we have experienced, resulted in several years of financial losses. On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs and improve profitability (the Diagnostic Imaging restructuring initiative). The Diagnostic Imaging restructuring initiative involved a reduction in force focused on manufacturing research and development, and administrative personnel. In addition, we entered into an agreement in September 2013 with a third party to outsource the majority of the manufacturing associated with our cameras. All restructuring efforts associated with the initiative were complete as of June 30, 2014. Further, on January 27, 2014, we entered into a termination agreement to end the lease on our 47,000 square foot former headquarters facility in Poway, California (the Facilities restructuring initiative) and moved our Diagnostic Imaging operations into a separate 21,300 square foot facility. All restructuring efforts associated with the Facilities restructuring initiative were complete as of December 31, 2014. With these restructuring initiatives complete, we plan to continue selling and servicing our cameras, but at a more profitable level with our restructured, leaner infrastructure. We believe that our cameras have underlying technology and related patents that make them relevant into the future. However, many other market, regulatory, and competitive factors could impact the effectiveness of our restructuring plan. See Note 11 to the audited consolidated financial statements for further information.
Our main strategic focus is on growing our Diagnostic Services business, which we plan to accomplish by driving revenue density with our existing customers by providing additional service offerings, such as cardiac event monitoring, as well as by increasing our overall number of customers through territory expansion and acquisition of other health care solutions companies. Recently, these acquisitions have included the acquisition of Telerhythmics on March 13, 2014; our acquisition of MD Office Solutions on March 5, 2015, a provider of in-office nuclear cardiology imaging in the northern and central California regions; and most recently, on January 1, 2016, DMS Health Technologies (DMS Health), a provider of mobile healthcare solutions and a seller of medical equipment and services to small and regional hospitals throughout the United States, with a concentration in the upper Midwest region. The scope of our operational footprint within the United States on a basis of states served is expected to approximately double in 2016 compared to 2015 as a result of the DMS Health acquisition, and will significantly impact financial results going forward. In the future, we expect to continue to evaluate additional acquisition opportunities related to complementary healthcare solutions to diversify and expand our current offerings.
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
Clinical Applications for Ultrasound Imaging
Ultrasound is one of the most widely used imaging techniques in the United States. Ultrasound imaging is used primarily in obstetrics, internal medicine, cardiovascular care, and vascular health applications. Ultrasound imaging involves the transmission and detection of sound waves into and from a patient’s body. The sound waves transmitted by the ultrasound system are then converted into an image of the body part or organ. Ultrasound imaging also shows the anatomy or structure of many internal organs or body parts, as well as key functional information including blood flow, wall motion, and organ function. Our ultrasound services are used by cardiologists, internists, and other physicians for in-office echocardiography and general ultrasound imaging.
Cardiac Event Monitoring
Cardiac event monitoring is a diagnostic test that allows physicians to see the electrocardiogram (ECG) of a patient’s heart rhythm over a period of time or related to a specific event. The test includes a small monitor that is worn on the patient’s waist and is connected to lead wires affixed to the patient’s chest. The purpose of this test is to capture infrequent heart conditions that may only be experienced outside a physician’s office, as well as to observe the state of the heart in various resting and active situations.
Clinical Applications for Cardiac Event Monitoring
Cardiac event monitoring is a widely utilized cardiac test that provides clinical benefits in situations where the patient’s symptoms occur erratically or infrequently. Often symptoms can occur infrequently, but still be related to life-threatening cardiac conditions that need to be corrected. The use of a cardiac event monitor allows these symptoms to be captured and diagnosed, and ultimately corrected via prescription medications or use of invasive procedures, if required.
Our Imaging Services
Diagnostic Services offers portable nuclear and ultrasound imaging services. We have obtained Intersocietal Accreditation Commission (IAC) and Intersocietal Commission for Echocardiography Laboratories (ICAEL) accreditation for our services. Our nuclear modality services include an imaging system, a certified nuclear medicine technologist and a cardiac stress technician (often a certified or trained nurse or paramedic), the supply of radiopharmaceuticals, and required licensing services for the performance of nuclear imaging procedures under the supervision of physicians. Our licensing infrastructure provides the radioactive materials license, radiation safety officer services, radiation safety training, monitoring and compliance policies and procedures, and the quality assurance function, to ensure adherence to applicable state and federal nuclear regulations. The ultrasound imaging service is similar, in that we provide the ultrasound equipment and an experienced ultrasound technologist to perform the service.
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
Our monitoring service operates out of a centralized monitoring center located near Memphis, Tennessee. From this location, the majority of monitoring equipment is shipped directly to patient homes once they are enrolled in our service. Patients hook up the equipment with easy to follow instructions, as well as assistance from our monitoring center. Once they are hooked up to the monitoring device, patients are monitored for a period of time ranging from 2 to 30 days. At the conclusion of the monitoring period, the equipment is packaged up and sent back to our monitoring center, after which the equipment is redeployed to the next patient.
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
Our Cardius® family of dedicated cardiac SPECT solid-state imagers are noted for their compactness, portability, and unique upright imaging capabilities that make it possible to image patients up to 500 pounds in a sitting position. Upright imaging makes it possible to image large bariatric, chronic obstructive pulmonary disease (COPD), or claustrophobic patients that typically could not be imaged lying down on competitive systems. We offer fixed dual-head and triple-head cardiac camera models for dedicated use within a facility, and portable configurations that make it possible to move the system to provide service to multiple rooms or sites. Our Cardius® XACT SPECT/CT system features a triple-head design and a low dose volume CT attenuation correction methodology, making it possible to perform studies faster with greater interpretation diagnostic confidence. Our XACT camera is sought by departments seeking to improve productivity, increase clinical accuracy, or employ new low dose clinical protocols.
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
Competitive Strengths
We believe that our competitive strength is our streamlined and cost efficient approach to providing medical services to our customers at the point of need, as well as our proprietary solid-state technology in general nuclear medicine and cardiology.
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

•
Intellectual Property Portfolio. We have developed an intellectual property portfolio that includes product, component, and process patents covering various aspects of our imaging systems. We have 32 issued U.S. patents. We also license patents from third parties to enhance our product offering. In addition to our patent portfolio, we have developed proprietary manufacturing, business know-how, and trade secrets. This portfolio of intellectual property provides us with a distinct competitive advantage.

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

Business Strategy
Our goals are to achieve and maintain consistent profitability and operating cash flow generation, and grow our business over time via the following:
Diagnostic Services. As a result of our Diagnostic Imaging restructuring announced in February 2013, we have refocused our efforts to drive profitability and cash flow generation in our Diagnostic Services business, with efforts to help it grow over time. Since 2013, we believe the market has shown signs of stabilization in relation to healthcare reform and reimbursement uncertainties and we believe the market has been, and will be, more stable going forward. In addition, we believe that the market will be pushed more toward a “market efficient model,” similar to the model provided by our Diagnostic Services business. Our model takes the inefficiencies often associated with medical practices owning their own capital equipment and providing their own staffing, and moves it into a streamlined and efficient operation, exactly where we believe healthcare of the future is moving to.
Further, we believe that we have the opportunity to focus our sales approach within our current operating markets to drive density of operations, which will allow us to take advantage of economies of scale and achieve better utilization of our capital equipment and personnel. Finally, we also believe there are a variety of health care services businesses within the United States, both inside and outside our current operating markets, that we may be able to acquire and further increase our growth rate and density of operations. Our pattern of acquisitions over the last three years, including the acquisition of DMS Health on January 1, 2016, illustrates the available acquisition opportunities within the healthcare services market and our intent to capitalize on those opportunities.
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
Diagnostic Imaging. In order to diversify our offerings beyond cardiac specific cameras, we have increased our efforts on markets beyond the cardiac-specific nuclear market. Our Cardius® XACT camera is particularly geared toward hospitals and large physician practices. Our ergoTM imaging system also addresses the larger market of general nuclear imaging and provides us with an enhanced market opportunity within the hospital. Our ergoTM imaging system is not just part of a hospital nuclear suite, it is a camera that enables the imaging to be performed wherever the patient is located, and has great promise in areas of the hospital where previously no nuclear imaging has been performed, such as the emergency room and the surgical suite. Further, as a result of our Diagnostic Imaging restructuring announced in February 2013, we have, and believe we can continue to maintain, the overall profitability and cash flow from our Diagnostic Imaging business, primarily from reduced but focused research and development efforts, reduced overhead and manufacturing costs, as well as our outsourced manufacturing operations. Further, we have developed relationships with distributors outside the United States that we believe may, over time, enhance our ability to increase sales of our nuclear imaging cameras outside the United States. See Note 11 to the audited consolidated financial statements for further information regarding our Diagnostic Imaging restructuring.
Business Segments
Our business is organized into two reportable segments: Diagnostic Services and Diagnostic Imaging. See Note 15 to the audited consolidated financial statements for certain segment financial data relating to our business. For the year ended December 31, 2015, we had one customer, Emory Healthcare, that exceeded 10% of our consolidated revenues. For 2015, Emory Healthcare represented 10.2% of our consolidated revenues and 13.4% of our Diagnostic Services revenues. For 2014, Emory Healthcare represented 10.9% of our consolidated revenues and 14.3% of our Diagnostic Services revenues. Prior to 2014, no single customer exceeded 10% of our consolidated revenues. We believe we have good relations with Emory Healthcare, however, if we were to lose Emory Healthcare as a customer, it would likely have a material adverse affect on our operations.
Manufacturing
We manufacture our advanced, solid-state nuclear imaging cameras by employing a strategy that combines our internal design expertise and proprietary process technology with highly-qualified contract manufacturers. Prior to 2013, we manufactured the majority of the component parts associated with our cameras, along with selective outsourcing. In September 2013, we announced an agreement to move much of this process to a qualified, third party manufacturer, with the transition complete at the end of 2014. We believe that our outsourcing efforts resulted in increased efficiencies, flexibility to meet customer demand, and cost reductions. We will continue to perform final assembly and final system performance tests at our facility. All of our outsourced suppliers of critical materials, components, and subassemblies undergo ongoing quality audits by us.
We and our contract manufacturers are subject to FDA Quality System Regulations, state regulations, such as those promulgated by the California Department of Health Services, and standards set by the International Organization for Standardization, or ISO. We are currently certified to the EN ISO 13485:2012 quality standard. We have received certification authorizing CE Marking of our Cardius® XPO, Cardius® X-ACT, and ergoTM gamma cameras, as well as U.S. Food and Drug Administration (FDA) 510(k) clearance for our complete nuclear imaging camera product line. The CE Mark is a requirement for selling in many international markets. In addition, the X-ACT camera utilizes an x-ray technology to provide attenuation correction information for the SPECT reconstruction. We also have received FDA Indications for Use for our ergoTM LFOV General Purpose Imager for molecular breast imaging.
Raw Materials

We, as well as our contract manufacturers, use a wide variety of materials, metals, and mechanical and electrical components for production of our products. In addition, our operations involve the use of radiopharmaceuticals. These materials are primarily purchased from external suppliers, some of which are single-source suppliers. Materials are purchased from selected suppliers based on quality assurance, cost effectiveness, and constraints resulting from regulatory requirements, and we work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability. Global commodity supply and demand can ultimately affect pricing of certain of these raw materials. Though we believe we have adequate available sources of raw materials, there can be no guarantee that we will be able to access the quantity of raw material needed to sustain operations, as well as at a cost effective price.
Competition
The market for diagnostic services and nuclear imaging systems is highly competitive. Our business in the private practice and hospital sectors continues to face the challenges of demand for nuclear imaging equipment and diagnostic services, which we believe reflects in part, the impact of the Deficit Reduction Act on the reimbursement environment and the 2010 Healthcare Reform laws, competition from competing imaging modalities, such as CT angiography, PET, and hybrid technologies, as well as general uncertainty in overall healthcare and changes in healthcare, such as the Affordable Care Act. These concepts have impacted our operations. We believe that the principal competitive factors in our market include acceptance by physicians, including relationships that we develop with our customers, budget availability for our capital equipment, qualification for reimbursement, pricing, ease-of-use, reliability, and mobility.
In providing Diagnostic Services imaging services, we compete against many smaller local and regional nuclear and/or ultrasound providers, often owner-operators that may or may not follow all relevant healthcare laws and procedures, reducing their overall operating costs. The fixed-installation operators often utilize older, used equipment, and the mobile operators may use older Digirad single-head cameras or newer dual-head cameras. We are the only mobile provider with our own exclusive source of triple-head mobile systems. Some competing operators place new or used cameras into physician offices and then provide the staffing, supplies, and other support as an alternative to a Diagnostic Services service contract. In addition, we compete against imaging centers that install fixed nuclear gamma cameras and make them available to referring physicians in their geographic vicinity. In these cases, the physician sends their patients to the imaging center.
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
In selling our imaging systems, we compete against several large medical device manufacturers who offer a full line of imaging cameras for each diagnostic imaging technology, including x-ray, MRI, CT, ultrasound, nuclear medicine, or SPECT/CT and PET/CT hybrid imagers. The existing nuclear imaging systems sold by these competitors have been in use for a longer period of time than our products and are more widely recognized and used by physicians and hospitals for nuclear imaging; however, they are generally not solid-state, light-weight, as flexible, or portable. Additionally, certain medical device companies have developed a version of solid-state gamma cameras which may directly compete with our product offerings. Many of the larger multi-modality competitors enjoy significant competitive advantages over us, including greater brand recognition, greater financial and technical resources, established relationships with healthcare professionals, broader distribution networks, more resources for product development and marketing and sales, and the ability to bundle products to offer discounts.
Sales
We maintain two sales organizations, which operate independently but in cooperation with each other: Diagnostic Imaging sales, which sells our nuclear gamma cameras and support, and our Diagnostic Services sales, which sells our mobile nuclear and ultrasound imaging services, as well as our cardiac event monitoring services. Relative to nuclear imaging, these sales teams work together to ensure that our customers make the right decisions in either utilizing our mobile imaging services or purchasing a nuclear imaging camera for whichever situation best suits their needs, volume, and overall impact to their business. Diagnostic Services sales teams are aligned across geographic areas we have established in order to better serve local market needs. Our Diagnostic Services business is segregated into twelve areas; each area is led by a local or regional business director who is responsible for the needs of our customers in that area and who has local operational responsibility. We expect to increase Diagnostic Services market penetration by focusing on those hospitals and practices that are already within an existing Diagnostic Services operational area in order to increase the density of our current operations and increase the efficiency of our overall cost structure, as well as cross selling our cardiac event monitoring services to our current nuclear and ultrasound imaging customers. We also plan, over time, to utilize the customers and relationships that we have to offer other emerging services that have clinical need and can be provided while at that customer site.
The Diagnostic Imaging business sells imaging systems directly to physicians, primary care multi-specialty groups, clinics, and hospital customers in the United States. Diagnostic Imaging also has distribution agreements with third parties throughout the world and we believe, over time, these relationships can be developed to increase presence and sales to countries outside the United States.
Research and Development
In the past, we have committed a significant amount of resources to research and development activities, primarily surrounding developing new nuclear imaging cameras and alternative applications of that technology. In February 2013, we made a decision to change our strategic direction and focus efforts on expanding our Diagnostic Services business, as well as limiting our nuclear imaging system sales through Diagnostic Imaging to those cameras that already have a proven track record of quality, reliability, and customer need. Based on the new strategic direction, we have been focusing significantly less effort on developing new diagnostic imaging systems. We believe our current systems, with their state of the art technology and robust underlying patents, will be very relevant systems for many years into the future. We will continue to enhance and adjust our existing systems for the changing nuclear imaging market, including software updates and smaller enhancements. However, to accomplish any changes and enhancements, we will utilize what we believe is a deep available pool of contract engineers on a flexible, as needed basis. We have eliminated the fixed costs of a fully staffed research and development department, and as a result, we expect our research and development costs to be minimal going into the future.
As mentioned previously, prior to early 2013, our research and development efforts have been primarily focused on developing our next generation products and alternative applications of our technology. Our research and development expense were zero in both 2015 and 2014, and $1.0 million in 2013.
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
The following is a summary of some of the laws and regulations applicable to our business:

•
Anti-Kickback Laws. The Medicare/Medicaid Patient Protection Act of 1987, as amended, which is commonly referred to as the Anti-Kickback Statute, prohibits us from knowingly and willingly offering, paying, soliciting, or receiving any form of remuneration in return for the referral of items or services, or to purchase, lease, order, or arrange for or recommend purchasing, leasing, or ordering any good, facility, service, or item, for which payment may be made under a federal healthcare program. Violation of the federal anti-kickback law is a felony, punishable by criminal fines and imprisonment, or both, and can result in civil penalties and exclusion from participation in healthcare programs such as Medicare and Medicaid. Many states have adopted similar statutes prohibiting payments intended to induce referrals of products or services paid by Medicaid or other nongovernmental third-party payors.

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
Patents
We have developed a patent portfolio that covers our overall products, components, and processes. We have 32 issued U.S. patents. The patents cover, among other things, aspects of solid-state radiation detectors, including our photodiodes, signal processing, and system configuration. Our issued patents expire between October 13, 2015 and August 27, 2030. We have multiple patents covering unique aspects and improvements for many of our products. We have entered into royalty-bearing licenses for several U.S. patents with third parties, where we are the licensee, for exclusive or non-exclusive use in nuclear imaging (subject to certain reservation of rights by the U.S. Government). While each of our patents applies to nuclear medicine, many also apply to the construction of area detectors for other types of medical and non-medical imagers and imaging methods.
Trademarks
As of December 31, 2015, we hold trademark registrations in the United States for the following marks: 2020tc IMAGER®, Digirad®, DigiServ®, Cardius®, SPECTour®, SPECTpak Plus®, Solidium®, DigiTech®, Telerhythmics® and MD Office Solutions®. We have obtained trademark protection for some of these listed marks in the European Union and Japan.
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
Medicare reimbursement rules impose many standards and policies on the payment of services that our customers provide. For instance, physicians billing for the technical component of nuclear imaging tests must be accredited by a government-approved independent accreditation body and many private payors are adopting similar requirements. We have made available to our customers a service to assist them in obtaining and maintaining the required accreditation. We believe we have structured our contracts in a manner that allows our customers to seek reimbursement from third-party payors in compliance with the law. Our physician customers typically bill for both the technical and professional components of the tests. Assuming they meet certain requirements including, but not limited to, performing and documenting bona fide interpretations and providing the requisite supervision of the non-physician personnel performing the tests, they may bill and be paid by Medicare. If the failure to comply is deemed to be “knowing” or “willful,” the government could seek to impose fines or penalties, and we may be required to restructure our agreements and/or respond to any resultant claims by such customers or the government. Our hospital customers typically seek reimbursement by Medicare for outpatient services under the Medicare Hospital Outpatient Prospective Payment System.
Employees
As of December 31, 2015, we had a total of 323 full time employees, of which 224 were employed in clinical related positions, 41 in operational roles, 42 in general and administrative functions, and 16 in marketing and sales. We also utilize varying amounts of temporary workers as necessary to fulfill customer requirements. We have not experienced any work stoppages and consider our employee relations to be good.
Availability of Public Reports
We file electronically with the Securities and Exchange Commission (the SEC), our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act). The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov), that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.digirad.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Such reports will remain available on our website for at least 12 months and are also available free of charge by written request or by contacting the Investor Relations Department at 858-726-1600.
The contents of our website or any other website are not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS
Risks Related to Our Business and Industry
We may not be able to achieve the anticipated synergies and benefits from business acquisitions, including our recent acquisition of DMS Health Technologies, Inc.
Part of our business strategy is to acquire businesses that we believe can complement our current business activities, both financially and strategically. On January 1, 2016, we acquired Project Rendezvous Holding Corporation (“PRHC”) and its subsidiaries, including DMS Health Technologies, Inc., with these synergistic benefits in mind. Previously we acquired MD Office Solutions on March 5, 2015, and Telerhythmics, LLC, on March 13, 2014. Acquisitions involve many complexities, including, but not limited to, risks associated with the acquired business' past activities, loss of customers, regulatory changes that are not anticipated, difficulties in integrating personnel and human resource programs, integrating ERP systems and other infrastructures, general under performance of the business under Digirad control versus the prior owners, unanticipated expenses and liabilities, and the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002. There is no guarantee that our acquisitions will increase the profitability and cash flow of Digirad, and our efforts could cause unforeseen complexities and additional cash outflows, including financial losses. As a result, the realization of anticipated synergies or benefits from acquisitions may be delayed or substantially reduced.
Our revenues may decline due to reductions in Medicare and Medicare reimbursement rates.
The success of our business is largely dependent upon our medical professional customers' ability to provide diagnostic care to their patients in an economically sustainable manner, either through the purchase of our imaging systems or using our diagnostic services, or both. Our customers are directly impacted by changes (decreases and increases) in governmental and private payor reimbursements for diagnostic services. We are directly and indirectly impacted by changes in reimbursements. In our businesses, where we are indirectly affected by reimbursement changes, we make every effort to act as business partners with our physician customers. For example, in 2010, we proactively adjusted our diagnostic imaging services rates down due to the dramatic reimbursement declines that our customers experienced from the Centers for Medicare & Medicaid Services. Reimbursements remain a source of concern for our customers and downward pressure on reimbursements causes greater pricing pressure on our services and influences the buying decisions of our customers. Although the gap is closing, hospital reimbursements remain higher than in-office reimbursements. Our Diagnostic Imaging segment's products are targeted to serve the hospital market. A smaller portion of our Diagnostic Services business segment operates in the hospital market.
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
Emory Healthcare (Emory) has contributed a high percentage of our consolidated revenue. For 2015, Emory represented 10.2% of our consolidated revenues and 13.4% of our Diagnostic Services revenues. For 2014, Emory represented 10.9% of our consolidated revenues and 14.3% of our Diagnostic Services revenues. Prior to 2014, Emory did not exceed 10% of our consolidated revenues, however, they were still a significant customer. Although we expect that Emory will continue to be one of our most important customers, and we do not anticipate any near term changes in our relationship, our business could be materially adversely affected if Emory terminates its arrangement with us, negotiates lower prices, or otherwise alters the nature of its relationship with us.
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
We outsource the manufacturing of the majority of the components associated with our nuclear gamma cameras to streamline operations and reduce costs. Outsourcing our manufacturing process may be difficult, could result in business disruptions caused by the outsource partner, and may not result in significant cost savings.

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
There is a limited number of major nuclear reactors supplying medical radiopharmaceuticals worldwide and there is no guarantee that the reactors will remain in good repair or that our supplier will have continuing access to ample supply of our radiopharmaceutical product. If we are unable to obtain an adequate supply of the necessary radiopharmaceuticals, we may be unable to utilize our personnel and equipment through our in-office service operations, or the volume of our services could decline and our business may be adversely affected. Shortages can also cause price increases that may not be accounted for in third party reimbursement rates, thereby causing us to lose margin or require us to pass increases on to our physician customers.
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
We have historically experienced seasonality in our Diagnostic Services business, and in the past, volatility due to the changing healthcare environment, the variable supply of radiopharmaceuticals, and the downturns based on the changing U.S. economy. While our physicians are typically obligated to pay us for imaging days to which they have committed, our contracts permit some flexibility in scheduling when services are to be performed. We cannot predict with certainty the degree to which seasonal circumstances such as the summer slowdown, winter holiday vacations, and weather conditions may affect the results of our operations. We have also experienced fluctuations in demand of our cardiac nuclear gamma cameras due to economic conditions, capital budget availability, and other financial or business reasons. In addition, due to the way that customers in our target markets acquire our products, a large percentage of our camera orders are booked during the last month of each quarterly accounting period. As such, a delivery delay of only a few days may significantly impact quarter-to-quarter comparisons of our results of operations. Moreover, the sales cycle in our Diagnostic Imaging segment for cameras is typically lengthy, particularly in the hospital market, which may cause us to experience significant revenue fluctuations.
We spend considerable time and money complying with federal and state laws, regulations, and other rules, and if we are unable to fully comply with such laws, regulations, and other rules, we could face substantial penalties.
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
If our past or present operations are found to be in violation of any of the laws, regulations, rules, or policies described above or the other laws or regulations to which we or our customers are subject, we may be subject to civil and criminal penalties, damages, fines, exclusion from federal or state health care programs, or the curtailment or restructuring of our operations. Similarly, if our physician customers are found to be non-compliant with applicable laws, they may be subject to sanctions which could have a negative impact on us. Any penalties, damages, fines, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management's attention from the operation of our business, and damage our reputation. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, regulations, rules, and policies, the risks cannot be entirely eliminated. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, and fraud laws may prove costly.
Healthcare policy changes could have a material adverse effect on our business.
In response to perceived increases in healthcare costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators, and third-party payers to control these costs and, more generally, to reform the U.S. healthcare system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products, and could limit the acceptance and availability of our products. The adoption of some or all of these proposals could have a material adverse effect on our financial position and results of operations.
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
The medical device industry is litigious, which could result in the diversion of our management's time and efforts, and require us to incur expenses and pay damages that may not be covered by our insurance.

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
We may make financial investments in other businesses that may lose value.
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

Risks Related to our Indebtedness
On January 1, 2016, we entered into a Credit Agreement (the “Credit Agreement”) by and among Digirad and certain subsidiaries of Digirad, the lenders party thereto, and Wells Fargo Bank, National Association as administrative agent and as sole lead arranger and sole book runner. The Credit Agreement is a five-year credit facility (maturing in January 2021) with a maximum credit amount of $40.0 million (the “Credit Facility”). On January 4, 2016, we drew down $33.6 million against the Credit Facility to fund the acquisition of DMS Health Technologies, Inc.
Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.
Our indebtedness could have important consequences for us and our stockholders. For example, the Credit Agreement requires us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and acquisitions, and for other general corporate purposes. In addition, our indebtedness could:

•	increase our vulnerability to adverse economic and competitive pressures in our industry;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	limit our ability to borrow additional funds on terms that are acceptable to us or at all.
The Credit Agreement governing our indebtedness contains restrictive covenants that will restrict our operational flexibility and require that we maintain specified financial ratios. If we cannot comply with these covenants, we may be in default under the Credit Agreement.
The Credit Agreement governing our indebtedness contains restrictions and limitations on our ability to engage in activities that may be in our long-term best interests. The Credit Agreement contains affirmative and negative covenants that limit and restrict, among other things, our ability to:

•	incur additional debt;

•	sell assets;

•	incur liens or other encumbrances;

•	make certain restricted payments and investments;

•	acquire other businesses; and

•	merge or consolidate.

In addition, the Credit Agreement limits, but does not eliminate, our ability to pay dividends. The Company expects to continue to pay its quarterly dividend consistent with past practice, however there is no assurance that the Company will be able to do so under the Credit Agreement.
Our Credit Agreement contains a minimum liquidity covenant, fixed charge coverage ratio covenant and a leverage ratio covenant. Events beyond our control could affect our ability to meet these and other covenants under the Credit Agreement. Our failure to comply with our covenants and other obligations under the Credit Agreement may result in an event of default thereunder. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness (together with accrued interest and fees), or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. This could have serious consequences to our financial condition, operating results, and business, and could cause us to become insolvent or enter bankruptcy proceedings, and shareholders may lose all or a portion of their investment because of the priority of the claims of our creditors on our assets.
If we are unable to generate or borrow sufficient cash to make payments on our indebtedness, our financial condition would be materially harmed, our business could fail, and shareholders may lose all of their investment.
Our ability to make scheduled payments on or to refinance our obligations will depend on our financial and operating performance, which will be affected by economic, financial, competitive, business, and other factors, some of which are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations to service our indebtedness or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness on or before maturity or sell certain of our assets. We cannot assure you that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.
Increases in interest rates could adversely affect our results from operations and financial condition.
An increase in prevailing interest rates would have an effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our indebtedness.

Risks Related to our Common Stock
The market price of our common stock may be volatile, and the value of your investment could decline significantly.
The trading price of our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of new products by us or our competitors, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business, or prospects. It is impossible to assure you that the market price of our shares of common stock will not fall in the future.
Our common stock has a low trading volume and shares available under our shelf registration statement and our option plan could affect the trading price of our common stock.
Our common stock historically has had a low trading volume. Any significant sales of our common stock may cause volatility in our stock price. We also have registered shares of common stock that we may issue under our shelf registration statement, our employee benefit plans, or from our treasury stock. Accordingly, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. If any of these stockholders, or other selling stockholders, cause a large number of securities to be sold in the public market without a corresponding demand, the sales could reduce the trading price of our common stock. One or more stockholders holding a significant amount of our common stock might be able to significantly influence matters requiring approval by our stockholders, possibly including the election of directors and the approval of mergers or other business combination transactions.
We adopted a tax benefit preservation plan, designed to preserve the value of certain income tax assets, primarily tax net operating loss carryforwards (NOLs), which may discourage acquisition and sale of large blocks of our stock and may result in significant dilution for certain stockholders.
We have adopted a tax benefit preservation plan in the form of a Section 382 Rights Agreement (the 382 Agreement). The 382 Agreement is designed to preserve stockholder value and the value of certain income tax assets primarily associated with NOLs by acting as a deterrent to any person acquiring beneficial ownership of 4.99% or more of the Company’s outstanding common stock without the approval of the Board. The 382 Agreement may discourage existing 5% stockholders from selling their interest in a single block, which may impact the liquidity of the Company's common stock, may deter institutional investors from investing in our stock, and may deter potential acquirers from making premium offers to acquire the Company, factors which may depress the market price of our stock.
Anti-takeover provisions in our organizational documents and Delaware law may prevent or delay removal of current management or a change in control.
Our restated certificate of incorporation and amended and restated bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock, and adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. In addition, as a Delaware corporation, we are subject to Delaware law, including Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder unless certain specific requirements are met as set forth in Section 203. These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests, or changes in control.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal executive offices are located in an approximately 8,500 square foot facility in Suwanee, Georgia that had been leased to us on a month to month basis previously. On October 1, 2014, we entered into a long-term lease agreement for the same facility, extending our lease terms to November 30, 2021. Our former corporate headquarters were located in an approximately 47,000 square foot facility in Poway, California. Consistent with our Facilities restructuring initiative, on January 22, 2014, we entered into a termination agreement to end the lease on the 47,000 square foot Poway, California facility as of April 30, 2014. The original term of the lease would have continued through February 29, 2016. Concurrently with the termination of the lease for the 47,000 square foot Poway, California facility, we entered into a new lease agreement on January 23, 2014 for a separate 21,300 square foot facility in Poway, California to house our Diagnostic Imaging operations. The new lease agreement is for the term from March 1, 2014 through February 28, 2021. See Note 11 to the audited consolidated financial statements for further information. In addition to the aforementioned properties, Diagnostic Services leases approximately 28 additional small hub locations in the various states in which we operate, which primarily house our fleet of cameras and vans. The hub location lease terms typically range between one and five years. Diagnostic Services also operates a cardiac event monitoring center which is located in an approximately 8,078 square foot facility in Collierville, Tennessee. The lease will expire on March 12, 2021.

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

	Year ended December 31,
	2015		2014
	High	Low	High	Low
First Quarter	$5.48	$3.86	$3.88	$3.03
Second Quarter	4.81	3.68	3.73	3.03
Third Quarter	4.49	3.50	4.19	3.11
Fourth Quarter	6.92	3.74	4.49	3.50
As of February 17, 2016 there were approximately 168 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”
Dividend Policy
We paid four quarterly cash dividends of $0.05 per common share for total dividends paid of $0.20 per common share during the year ended December 31, 2015. We paid four quarterly cash dividends of $0.05 per common share for total dividends paid of $0.20 per common share during the year ended December 31, 2014. On February 1, 2016, we announced a dividend of $0.05 per common share payable on February 29, 2016 to shareholders of record as of February 16, 2016.
Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, and financial covenants under our Credit Agreement with Wells Fargo. The Credit Agreement limits, but does not eliminate, our ability to pay dividends. We presently intend to continue the payment of regular quarterly cash dividends on our common stock, however there is no assurance that the Company will be able to do so under the Credit Agreement.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities during the fiscal year 2015.
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

	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2015 – October 31, 2015	-	-	2,588,484	$6,271,789
November 1, 2015 – November 30, 2015	-	-	2,588,484	6,271,789
December 1, 2015 – December 31, 2015	-	-	2,588,484	6,271,789
As of December 31, 2015			2,588,484	$6,271,789
Stock Performance Graph
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
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Stock Market Index, the NASDAQ Medical Equipment Index, and the NASDAQ Healthcare Index. The period shown commences on December 31, 2010 and ends on December 31, 2015, the end of our most recent fiscal year. The graph assumes an investment of $100 on December 31, 2010, and the reinvestment of any dividends, if any. The comparisons shown in the graph below are based upon historical data.
The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Digirad Corporation	$100.00	$93.33	$97.62	$178.64	$223.10	$309.63
NASDAQ Stock Market (US Companies)	$100.00	$100.51	$118.87	$165.68	$191.04	$205.76
NASDAQ Medical Equipment Index	$100.00	$114.89	$127.90	$149.90	$173.89	$204.97
NASDAQ Healthcare	$100.00	$104.51	$132.98	$208.83	$268.28	$286.68

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our Audited Consolidated Financial Statements and related disclosures and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. Amounts are presented in thousands, except per share amounts.

	Year Ended December 31,
	2015 (1)	2014 (2)(3)	2013 (3)	2012	2011
Consolidated Statements of Operations Data:
Revenues:
Diagnostic Services	$46,407	$42,170	$37,171	$36,064	$37,794
Diagnostic Imaging	14,419	13,438	12,205	14,449	15,951
Total revenues	60,826	55,608	49,376	50,513	53,745
Cost of revenues:
Diagnostic Services	35,968	31,721	27,828	27,293	29,672
Diagnostic Imaging	6,949	7,247	7,432	10,128	9,315
Total cost of revenues	42,917	38,968	35,260	37,421	38,987
Gross profit	17,909	16,640	14,116	13,092	14,758
Operating expenses:
Research and development	—	—	1,025	3,716	2,738
Marketing and sales	4,741	4,730	4,411	6,402	7,622
General and administrative	9,888	8,344	8,118	7,839	7,741
Amortization and impairment of intangible assets	506	356	231	233	331
Restructuring loss (gain)	—	692	1,728	—	(164)
Gain on sale of assets and license agreement	—	—	(1,568)	—	—
Total operating expenses	15,135	14,122	13,945	18,190	18,268
Income (loss) from operations	2,774	2,518	171	(5,098)	(3,510)
Total other income (expense)	(257)	19	48	97	250
Income (loss) before income taxes	2,517	2,537	219	(5,001)	(3,260)
Income tax benefit (expense)	19,123	(62)	45	77	(82)
Net income (loss)	$21,640	$2,475	$264	$(4,924)	$(3,342)
Net income (loss) per share:
Basic	$1.13	$0.13	$0.01	$(0.26)	$(0.18)
Diluted	$1.10	$0.13	$0.01	$(0.26)	$(0.18)
Shares used in per share calculations:
Basic	19,210	18,571	18,789	19,274	19,052
Diluted	19,690	18,878	19,159	19,274	19,052
Dividends declared per common share	$0.20	$0.20	$0.05	$—	$—

	December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheets Data:
Cash and cash equivalents	$15,868	$14,051	$18,744	$19,514	$24,039
Working capital	23,041	24,659	29,044	31,103	35,585
Total assets	64,113	41,901	41,451	44,909	50,027
Capital lease obligations	1,567	767	488	96	51
Total stockholders’ equity	54,155	32,645	33,386	36,449	41,487

(1)
On March 5, 2015, we acquired MD Office Solutions (MD Office). The results of MD Office are included in Diagnostic Services since the acquisition date. See Note 3 to the audited consolidated financial statements.

(2)	On March 13, 2014, we acquired 100% of the membership interest of Telerhythmics, LLC. See Note 3 to the audited consolidated financial statements.

(3)
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
Overview
We are one of the largest national providers of in-office nuclear cardiology imaging and ultrasound services, and also provide cardiac event monitoring services. Our services are provided to physician practices, hospitals, and imaging centers through our Diagnostic Services reportable segment. We also sell solid-state gamma cameras for nuclear cardiology and general nuclear medicine applications, as well as provide service on the products we sell through our Diagnostic Imaging reportable segment. We designed and commercialized the first solid-state nuclear gamma camera for the detection of cardiovascular disease and other medical conditions. Our imaging systems are sold in both portable and fixed configurations, and provide enhanced operability and improved patient comfort. Our nuclear cameras fit easily into floor spaces as small as seven feet by eight feet, and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting, or within multiple departments of a hospital (e.g., emergency and operating rooms).
We generate revenues within two primary reportable segments: Diagnostic Services and Diagnostic Imaging. Our primary service offering through Diagnostic Services is a convenient and economically efficient imaging services program as an alternative to purchasing a gamma camera or ultrasound equipment or outsourcing the procedures to another physician or imaging center. For physicians who wish to perform nuclear imaging, echocardiography, vascular or general ultrasound tests, or any combination of these procedures in their offices, we provide the ability for them to engage our services, which includes the use of our imaging system, qualified personnel, and related items required to perform imaging in their own offices and bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for those services. The flexibility of our products and our service allows physicians to ensure continuity of care and convenience for their patients and allows them to retain revenue from procedures they would otherwise refer to imaging centers and hospitals. The imaging services are primarily provided to cardiologists, internal medicine physicians, and family practice doctors who enter into annual contracts for a set number of days ranging from once per month to five times per week. We experience some seasonality related to vacations, holidays, and inclement weather. Most of the imaging services are focused on cardiac care. Many of our physician customers are reliant on reimbursements from Medicare, Medicaid, and third-party insurers where, in the past, there has been downward price pressure and uncertainty of reimbursement rates due to factors outside the physicians’ control. The uncertainty created by the 2010 healthcare reform laws and other legislation has also impacted our business in the past, and will likely have some impact on our business in the future. Future changes and related impacts may require modifications to our current business model in order for our physician customers and us to maintain a viable economic model.
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
Our main strategic focus is on growing our Diagnostic Services business, which we plan to accomplish by driving revenue density with our existing customers by providing additional service offerings, such as cardiac event monitoring, as well as by increasing our overall number of customers through territory expansion and acquisition of other healthcare solutions companies. Recently, these acquisitions have included the acquisition of Telerhythmics on March 13, 2014; our acquisition of MD Office Solutions on March 5, 2015, a provider of in-office nuclear cardiology imaging in the northern and central California regions; and most recently, on January 1, 2016, DMS Health, a provider of mobile healthcare solutions and seller of medical equipment and services to small and regional hospitals throughout the United States, with a concentration in the upper Midwest region. The scope of our operational footprint within the United States on a basis of states served is expected to approximately double in 2016 compared to 2015 as a result of the DMS Health acquisition, and will significantly impact financial results going forward. In the future, we expect to continue to evaluate additional acquisition opportunities related to complementary healthcare solutions to diversify and expand our current offerings.
The financial and operational discussion that follows does not include the impact of the acquisition of DMS Health, which was completed on January 1, 2016.
Our Market
The target market for our products and services is comprised of cardiologists, internal medicine physicians, family practice physicians, and hospitals in the United States that perform or could perform nuclear and ultrasound diagnostic imaging procedures, or have a need for cardiac event monitoring. During the year ended December 31, 2015, through Diagnostic Services we provided imaging services to 663 physicians and physician groups and cardiac event monitoring services to 390 physicians and physician groups. Our Diagnostic Services business currently operates in 25 states. In the past our market has been negatively affected by lower physician reimbursements from the Center for Medicare and Medicaid Services (CMS) and third party insurance providers for the codes under which our physician customers bill for our services, although reimbursements have stabilized in the last few years. We have addressed, and will continue to address, these market pressures by modifying our Diagnostic Services business model, and by assisting our physician customers in complying with new regulations and requirements.
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
In our Diagnostic Services segment, our physician customers continue to experience uncertainty in reimbursements from CMS and third party insurance providers for the codes under which our physician customers bill for our services, although we have seen reimbursements stabilize in the last few years. In addition, there has been a trend of physician customers selling their practices to hospitals or larger healthcare systems and other doctors breaking away from hospital and healthcare systems, which affects both positively and negatively the volume of our service on a year by year basis. As a result, we are continuing to modify our offerings and pricing for our services upon contract renewal. The uncertainty over the enactment of future legislation that may impact reimbursement rates continues to linger and cause concern with our physician customers. We continue to consider modifications to our business model in order to adapt to environmental and regulatory changes in our dynamic healthcare marketplace.
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
2015 Financial Highlights

Our consolidated revenues were $60.8 million for the year ended December 31, 2015. This is an increase of $5.2 million, or 9.4%, compared to the prior year period driven by a $4.2 million, or 10.0%, increase in our Diagnostic Services revenue year over year. The increase in Diagnostic Services revenue is primarily due to $2.6 million of incremental revenue associated with the MD Office acquisition, which occurred on March 5, 2015, as well as $1.6 million of incremental cardiac event monitoring revenue resulting from the Telerhythmics acquisition, which occurred on March 13, 2014. Excluding the impact of acquisitions, revenue in the Diagnostic Services business increased slightly compared to the prior year driven by an increase in the number of days our physician customers utilized our imaging services, partially offset by a decrease in our average mobile imaging rate per day and a decrease in ancillary revenue from short-term equipment rentals. Diagnostic Imaging segment revenues for the year ended December 31, 2015 increased by $1.0 million, or 7.3%, compared to the prior year, primarily due to an increase in the volume of cameras sold. The number of cameras sold increased to 31 from 27 during the years ended December 31, 2015 and 2014, respectively. The increase in Diagnostic Imaging revenue was also due to a more favorable product mix sold during the year ended December 31, 2015 as compared to the prior year which led to a higher blended average selling price per camera year over year, partially offset by attrition in the number of camera maintenance contracts. Consolidated gross profit increased $1.3 million, or 7.6%, compared to the prior year. The increase in consolidated gross profit is primarily the result of increased overall revenue volume as well as improved gross profit as a percentage of revenue in our Diagnostic Imaging business. Our Diagnostic Imaging business segment benefited from a more favorable mix of cameras sold during the year ended December 31, 2015 compared to the prior year, as well as the release of excess inventory reserves due to the sale of previously reserved inventory. Diagnostic Services gross profit decreased for the year ended December 31, 2015 compared to the prior year driven by a decrease in gross profit as a percentage of revenue, offset partially by increased revenue. Our total operating expenses increased $1.0 million for the year ended December 31, 2015 compared to the prior year, driven by a $1.5 million increase in general and administrative expenses primarily as a result of $1.3 million in legal and professional services costs related to the DMS Health acquisition completed on January 1, 2016, partially offset by the non-recurrence of $0.7 million in restructuring costs which occurred during the year ended December 31, 2014. Our consolidated net income for the year ended December 31, 2015 was $21.6 million, which is an increase of $19.2 million compared to our net income of $2.5 million during the prior year, primarily due to an income tax benefit of $19.1 million recognized during the year ended December 31, 2015, as we concluded that it was more likely than not that a portion of our deferred tax assets would be realized through future taxable income and therefore we released the associated valuation allowance related to those tax assets.
For the year ended December 31, 2015, Diagnostic Services operated 86 nuclear gamma cameras and 61 ultrasound imaging systems. We continue to strive to improve our overall profitability through more efficient utilization of our fleet of gamma cameras and ultrasound equipment. We measure efficiency by tracking system utilization, which is measured based on the percentage of days that our nuclear gamma cameras and ultrasound equipment are used to deliver services to customers out of the total number of days that they are available to deliver such services. System utilization decreased to 62% for the year ended December 31, 2015, compared to 66% in the prior year, due to an increase in the number of mobile cameras and ultrasound machines in operation, partially offset by an increase in the number of days our physician customers utilized our imaging services.
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, reserves for contractual allowances and doubtful accounts, inventory valuation, and income taxes. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.
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
Contractual Allowances
Our cardiac event monitoring services are provided primarily through an independent diagnostic testing facility model which allows us to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for services provided. Accounts receivable for cardiac event monitoring are recorded at the time revenue is recognized, net of contractual allowances. Contractual allowances are estimated based on historical collections by Current Procedural Terminology (CPT) code for specific payors, or class of payors. The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. Because of continuing changes in the healthcare industry and third party reimbursement, it is possible that our estimates could change, which could have a material impact on our operations and cash flows.
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
In connection with certain of our acquisitions, additional contingent consideration is earned by the sellers upon completion of certain future performance milestones. In these cases, a liability is recorded on the acquisition date for an estimate of the acquisition date fair value of the contingent consideration by applying the income approach utilizing variable inputs such as anticipated future cash flows, risk-free adjusted discount rates, and nonperformance risk. Any change in the fair value of the contingent consideration subsequent to the acquisition date is recognized as general and administrative expense (income), in our consolidated statements of comprehensive income. This method requires significant management judgment, including the probability of achieving certain future milestones and discount rates. Future changes in our estimates could result in expenses or gains.
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
Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. When indicators of impairment exist, we perform a review of the carrying value of our long-lived assets to be held and used, including certain identifiable intangible assets. No impairment losses were recorded on long-lived assets to be held and used during the years ended December 31, 2015, 2014, or 2013. During the year ended December 31, 2015, an impairment loss of $56,000 was recorded related to the excess of the carrying amount above fair value of certain assets held for sale. No impairment losses were recorded on long-lived assets held for sale during the years ended December 31, 2014, or 2013.
Valuation of Goodwill
We review goodwill for impairment on an annual basis during the fourth quarter, as well as when events or changes in circumstances indicate that the carrying value may not be recoverable. We begin the process by assessing qualitative factors in determining whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. After performing the aforementioned assessment and upon review of the results of such assessment, we may begin performing step one of the two-step impairment analysis by quantitatively comparing the fair value of the reporting unit to the carrying value of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test, whereby the carrying value of the reporting unit’s goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference would be recorded. No impairment losses were recorded on goodwill during the years ended December 31, 2015, 2014, or 2013.
Restructuring
Restructuring costs are included in income from operations within the consolidated statements of comprehensive income. Losses on property and equipment are recorded consistent with our accounting policy related to long-lived assets. One-time termination benefits are recorded at the time they are communicated to the affected employees. Losses on property lease obligations are recorded when the lease is abandoned or terminated.

On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business. In addition, on January 27, 2014, we announced a plan to exit our 47,000 square foot former headquarters facility in Poway, California. See Note 11 to the audited consolidated financial statements for further detail.
Share-Based Compensation
We grant options to purchase our common stock and restricted stock units (RSUs) to our employees and directors under our equity compensation plans. We estimate the fair value of the stock option awards using the Black-Scholes option-pricing model on the date of grant. The fair value of RSUs is based on the stock price on the date of grant. The fair value of equity instruments that are expected to vest are recognized using the straight-line method over the requisite service period. We estimate the forfeiture rate based on historical data for forfeitures and we are recognizing compensation costs only for those equity awards expected to vest.
Income Taxes
We provide for income taxes under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements. We provide a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before we are able to realize their benefit. We calculate the valuation allowance in accordance with the authoritative guidance relating to income taxes, which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets when measuring the need for a valuation allowance. Significant judgment is required in determining any valuation allowance against deferred tax assets. As of December 31, 2014, due to a history of operating losses and other key operating factors, we concluded that a full valuation allowance was necessary to offset all of our deferred tax assets. A significant piece of objective negative evidence evaluated as of December 31, 2014, was the cumulative pretax loss incurred over the three-year period ended December 31, 2014. During the year ended December 31, 2015, we concluded that it was more likely than not that a portion of our deferred tax assets would be realized through future taxable income. This conclusion was based on our restructuring efforts in 2013 and 2014 and resulting sustained profitability for the second half of 2013, 2014, and 2015, as well as our projections of positive future earnings and other key operating factors. As of September 30, 2015, we had generated cumulative pretax income over the preceding twelve quarter period, and therefore the objective negative evidence of a history of operating losses was no longer present. The partial release of the valuation allowance associated with our deferred tax assets was the primary driver of the income tax benefit of $19.1 million for the year ended December 31, 2015. The release of the valuation allowance will not affect the amount of cash paid for income taxes.
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

Results of Operations
The following table sets forth our results from operations for the years ended December 31, 2015, 2014, and 2013 (in thousands, except percentages):

	Year ended December 31,				Change from Prior Year
	2015	% of 2015 Revenues	2014	% of 2014 Revenues	Dollars	Percent
Revenues:
Diagnostic Services	$46,407	76.3%	$42,170	75.8%	$4,237	10.0%
Diagnostic Imaging	14,419	23.7%	13,438	24.2%	981	7.3%
Total revenues	60,826	100.0%	55,608	100.0%	5,218	9.4%
Total cost of revenues	42,917	70.6%	38,968	70.1%	3,949	10.1%
Gross profit	17,909	29.4%	16,640	29.9%	1,269	7.6%
Operating expenses:
Marketing and sales	4,741	7.8%	4,730	8.5%	11	0.2%
General and administrative	9,888	16.3%	8,344	15.0%	1,544	18.5%
Amortization of intangible assets	506	0.8%	356	0.6%	150	42.1%
Restructuring charges	—	—%	692	1.2%	(692)	(100.0)%
Total operating expenses	15,135	24.9%	14,122	25.4%	1,013	7.2%
Income from operations	2,774	4.6%	2,518	4.5%	256	10.2%
Total other income (expense)	(257)	(0.4)%	19	—%	(276)	(1,452.6)%
Income before income taxes	2,517	4.1%	2,537	4.6%	(20)	(0.8)%
Income tax benefit (expense)	$19,123	31.4%	$(62)	(0.1)%	19,185	(30,943.5)%
Net income	$21,640	35.6%	$2,475	4.5%	$19,165	774.3%

	Year Ended December 31,				Change from Prior Year
	2014	% of 2014 Revenues	2013	% of 2013 Revenues	Dollars	Percent
Revenues:
Diagnostic Services	$42,170	75.8%	$37,171	75.3%	$4,999	13.4%
Diagnostic Imaging	13,438	24.2%	12,205	24.7%	1,233	10.1%
Total revenues	55,608	100.0%	49,376	100.0%	6,232	12.6%
Total cost of revenues	38,968	70.1%	35,260	71.4%	3,708	10.5%
Gross profit	16,640	29.9%	14,116	28.6%	2,524	17.9%
Operating expenses:
Research and development	—	—%	1,025	2.1%	(1,025)	(100.0)%
Marketing and sales	4,730	8.5%	4,411	8.9%	319	7.2%
General and administrative	8,344	15.0%	8,118	16.4%	226	2.8%
Amortization of intangible assets	356	0.6%	231	0.5%	125	54.1%
Restructuring charges	692	1.2%	1,728	3.5%	(1,036)	(60.0)%
Gain on sale of assets and license agreement	—	—%	(1,568)	(3.2)%	1,568	(100.0)%
Total operating expenses	14,122	25.4%	13,945	28.2%	177	1.3%
Income from operations	2,518	4.5%	171	0.3%	2,347	1,372.5%
Total other income	19	—%	48	0.1%	(29)	(60.4)%
Income before income taxes	2,537	4.6%	219	0.4%	2,318	1,058.4%
Income tax benefit (expense)	$(62)	(0.1)%	45	0.1%	(107)	(237.8)%
Net income	$2,475	4.5%	$264	0.5%	$2,211	837.5%

Comparison of Years Ended December 31, 2015 and 2014
Revenues
Consolidated. Consolidated revenue was $60.8 million for the year ended December 31, 2015, an increase of $5.2 million, or 9.4%, from the prior year, driven by a $4.2 million, or 10.0%, increase in our Diagnostic Services revenue year over year. The increase in Diagnostic Services revenue is primarily due to $2.6 million of incremental revenue associated with the MD Office acquisition, which occurred on March 5, 2015, as well as $1.6 million of incremental cardiac event monitoring revenue resulting from the Telerhythmics acquisition, which occurred on March 13, 2014. Diagnostic Imaging segment revenues for the year ended December 31, 2015 increased by $1.0 million, or 7.3%, compared to the prior year, primarily due to an increase in the volume of cameras sold, as well as a more favorable product mix during the year ended December 31, 2015 as compared to the prior year, which led to a higher blended average selling price per camera year over year. Diagnostic Services revenue accounted for 76.3% of total revenues for the year ended December 31, 2015, compared to 75.8% for the prior year. We expect consolidated revenue to increase significantly in 2016 compared to 2015 as a result of the DMS Health acquisition.
Diagnostic Services. Our Diagnostic Services revenue was $46.4 million for the year ended December 31, 2015, an increase of $4.2 million, or 10.0%, from the prior year. The increase in Diagnostic Services revenue is primarily due to $2.6 million of incremental revenue associated with the MD Office acquisition, which occurred on March 5, 2015, as well as $1.6 million of incremental cardiac event monitoring revenue resulting from the Telerhythmics acquisition, which occurred on March 13, 2014. Excluding the impact of acquisitions, revenue in the Diagnostic Services business increased slightly compared to the prior year driven by an increase in the number of days our physician customers utilized our imaging services, partially offset by a decrease in our average mobile imaging rate per day and a decrease in ancillary revenue from short-term equipment rentals.
Diagnostic Imaging. Our Diagnostic Imaging revenue was $14.4 million for the year ended December 31, 2015, an increase of $1.0 million, or 7.3%, compared to the prior year, primarily due to an increase in the volume of cameras sold, as well as a more favorable product mix sold during the year ended December 31, 2015 as compared to the prior year which led to a higher blended average selling price per camera period over period, partially offset by attrition in the number of camera maintenance contracts. The number of cameras sold increased to 31 from 27 during the years ended December 31, 2015 and 2014, respectively, as a result of overall improved market conditions.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $17.9 million for the year ended December 31, 2015, an increase of $1.3 million, or 7.6%, compared to the prior year. The increase in consolidated gross profit is primarily the result of increased overall revenue volume as well as improved gross profit as a percentage of revenue in our Diagnostic Imaging business. Our Diagnostic Imaging business segment benefited from a more favorable mix of cameras sold during the year ended December 31, 2015 compared to the prior year, as well as a release of excess inventory reserves due to the sale of previously reserved inventory. Diagnostic Services gross profit decreased slightly for the year ended December 31, 2015 driven by a decrease in gross profit as a percentage of revenue, offset partially by increased revenue. Consolidated gross profit as a percentage of revenue decreased to 29.4% for the year ended December 31, 2015 from 29.9% for the prior year, driven by unfavorability in our Diagnostic Services business offset partially by favorability in our Diagnostic Imaging business. We expect consolidated cost of revenue and gross profit to increase significantly in 2016 compared to 2015 as a result of the DMS Health acquisition.
Diagnostic Services. Cost of Diagnostic Services revenue consists of labor, radiopharmaceuticals, equipment depreciation, and other costs associated with providing our services. Cost of Diagnostic Services revenue was $36.0 million for the year ended December 31, 2015, an increase of $4.2 million, or 13.4%, from the prior year. The increase in cost of Diagnostic Services revenue is primarily a result of the provision of incremental cardiac event monitoring services associated with the Telerhythmics acquisition, and an increased amount of imaging days provided, driven in part by the MD Office acquisition. Diagnostic Services gross profit was $10.4 million for the year ended December 31, 2015, a decrease of $10 thousand, or 0.1%, as compared to the prior year primarily as a result of decreased gross profit percentage of revenue offset partially by increased revenue volume. Diagnostic Services gross profit as a percentage of Diagnostic Services revenue decreased to 22.5% for the year ended December 31, 2015 from 24.8% in the prior year. The decrease in gross profit as a percentage of revenue was attributable to a decrease in the average mobile imaging rate per day with the associated service costs remaining relatively consistent, as well as decreased revenue and gross profit contribution from short-term equipment rentals and ancillary services.
Diagnostic Imaging. Cost of Diagnostic Imaging revenue primarily consists of materials, labor, and overhead costs associated with the manufacturing, warranty, and service contracts associated with our products. Cost of Diagnostic Imaging revenues was $6.9 million for the year ended December 31, 2015, a decrease of $0.3 million, or 4.1%, over the prior year, primarily as a result of a $0.3 million increase in the release of excess inventory reserves due to the sale of previously reserved inventory during the year ended December 31, 2015 compared to the prior year. Diagnostic Imaging gross profit was $7.5 million for the year ended December 31, 2015, an increase of $1.3 million, or 20.7%, as compared to the prior year due to a greater volume and more favorable mix of camera sales, as well as the release of excess inventory reserves due to the sale of previously reserved inventory. Diagnostic

Imaging gross profit as a percentage of Diagnostic Imaging revenue increased to 51.8% for the year ended December 31, 2015 from 46.1% for the prior year primarily due to a more favorable mix of camera sales and the release of excess inventory reserves related to the sale of previously reserved inventory. During 2015, we recognized a benefit within cost of sales for Diagnostic Imaging of $1.0 million associated with the release of excess inventory reserves related to the sale of previously reserved inventory. Though the accrual and release of inventory reserves is part of a normal manufacturing operation, we believe that the releases benefiting cost of sales will largely not occur in future years, impacting our margin in Diagnostic Imaging in future years compared to 2015.
Operating Expenses
Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing materials, and trade show costs. Marketing and sales expenses were $4.7 million for the year ended December 31, 2015, an increase of $11 thousand, or 0.2%, compared to the prior year, primarily as a result of increased investment in sales and marketing resources associated with the Telerhythmics business, offset partially by decreased variable compensation. Marketing and sales expenses as a percentage of total revenues were 7.8% and 8.5% for the years ended December 31, 2015 and 2014, respectively. We expect marketing and sales expenses to increase significantly in 2016 compared to 2015 as a result of the DMS Health acquisition.
General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology, and executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $9.9 million for the year ended December 31, 2015, an increase of $1.5 million, or 18.5%, compared to the prior year, primarily as a result of $1.3 million of legal and professional services costs related to the DMS Health acquisition and increased costs related to the administration of the Telerhythmics business, partially offset by decreased variable compensation. General and administrative expenses were 16.3% of total revenue for the year ended December 31, 2015 compared to 15.0% for the prior year. We expect general and administrative expenses to increase significantly in 2016 compared to 2015 as a result of the DMS Health acquisition.
Restructuring. On January 27, 2014, we announced a plan to exit our 47,000 square foot former headquarters facility in Poway, California (the Facilities restructuring initiative). This action was undertaken as the facility had excess space and capacity given our current operating plan. We entered into a termination agreement to end the lease on the facility as of April 30, 2014. The original term of the lease would have continued through February 29, 2016. Concurrently with the termination of the lease for the 47,000 square foot Poway, California facility, we entered into a new lease agreement for a separate 21,300 square foot facility to house our Diagnostic Imaging operations. As a result of the Facilities restructuring initiative, we incurred a total of $0.7 million of restructuring charges, all of which were incurred during the year ended December 31, 2014. No restructuring initiatives were instituted in fiscal year 2015.
Other Income (Expense), Net
Consolidated. Other income (expense) consists primarily of interest income and expense and other non-operating expenses. Other expense was $0.3 million for the year ended December 31, 2015, an increase of $0.3 million compared to the prior year. The increase was due to an impairment loss of $0.2 million recognized in the year ended December 31, 2015 on our investment in Perma-Fix Medical, S.A. (Perma-Fix Medical). See note 12 to the consolidated financial statements for further information.
Income Tax Benefit (Expense)
Consolidated. Income tax benefit was $19.1 million for the year ended December 31, 2015, an increase of $19.2 million compared to the prior year due to the release of the valuation allowance associated with a portion of our deferred tax assets. During the year ended December 31, 2015, we concluded that it was more likely than not that a portion of our deferred tax assets would be realized through future taxable income. This conclusion was based on our restructuring efforts in 2013 and 2014 and resulting sustained profitability for the second half of 2013, 2014, and 2015, as well as our projections of positive future earnings and other key operating factors. As of September 30, 2015, we had generated cumulative pretax income over the preceding twelve quarter period, and therefore the objective negative evidence of a history of operating losses was no longer present.
Further, during the year ended December 31, 2015, we recorded an income tax benefit of approximately $0.5 million related to the release of the valuation allowance associated with the acquisition of MD Office. The valuation allowance occurred when we recorded an increase to our deferred tax liability balance as a result of book and tax basis differences in acquired fixed, intangible, and other assets of MD Office.
We will reassess our ability to realize the deferred tax assets on a quarterly basis. If it is more likely than not that we will not realize the recognized deferred tax assets, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to income tax expense. Conversely if new events indicate that it is more likely than not that we will realize additional deferred tax assets, then all or a portion of the remaining valuation allowance may be released, which would result in a tax benefit. An acquisition that occurs in future periods will cause our conclusions to be reassessed in the period of the acquisition depending on the size and scope of the acquisition.
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
Diagnostic Services. Our Diagnostic Services revenue was $42.2 million for the year ended December 31, 2014, an increase of $5.0 million, or 13.4%, from the prior year. The primary driver of the increase is the Telerhythmics acquisition, which occurred on March 13, 2014, and contributed $3.9 million of incremental cardiac event monitoring revenue during the year ended December 31, 2014. The remaining increase in Diagnostic Services revenue for the year ended December 31, 2014 compared to the prior year was due to a greater number of imaging days provided, as well as greater ancillary revenue from short-term equipment rentals, offset partially by a decrease in the average mobile imaging rate per day.
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
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $16.6 million for the year ended December 31, 2014, an increase of $2.5 million, or 17.9%, compared to the prior year. The increase in consolidated gross profit is primarily the result of increased overall revenue volume, as well as improved gross profit as a percentage of revenue in our Diagnostic Imaging business. Our Diagnostic Imaging business segment benefited from the release of excess inventory reserves due to the sale of previously reserved inventory, as well as reduced manufacturing and overhead costs for the year ended December 31, 2014, compared to the prior year. Consolidated gross profit as a percentage of revenue increased to 29.9% for the year ended December 31, 2014 from 28.6% for the prior year.
Diagnostic Services. Cost of Diagnostic Services revenue was $31.7 million for the year ended December 31, 2014, an increase of $3.9 million, or 14.0%, from the prior year. The increase in cost of Diagnostic Services revenue is primarily the result of the provision of incremental cardiac event monitoring services associated with the Telerhythmics acquisition, as well as an increased amount of imaging days provided. Diagnostic Services gross profit was $10.4 million for the year ended December 31, 2014, an increase of $1.1 million, or 11.8%, as compared to the prior year primarily as a result of increased revenue year over year. Diagnostic Services gross profit as a percentage of Diagnostic Services revenue decreased to 24.8% for the year ended December 31, 2014 from 25.1% in the prior year. The decrease in gross profit as a percentage of revenue was attributable to a decrease in the average mobile imaging rate per day with the associated service costs remaining relatively consistent, as well as first year integration efforts and costs associated with the Telerhythmics acquisition, partially offset by favorable gross profit contribution from short-term equipment rentals.
Diagnostic Imaging. Cost of Diagnostic Imaging revenues was $7.2 million for the year ended December 31, 2014, a decrease of $0.2 million, or 2.5%, over the prior year primarily as a result of a net $0.6 million release of excess inventory reserves due to the sale of previously reserved inventory during the year ended December 31, 2014, as well as reduced manufacturing and overhead costs. Diagnostic Imaging gross profit was $6.2 million for the year ended December 31, 2014, an increase of $1.4 million, or 29.7%, as compared to the prior year due to a greater volume of camera sales, and the release of excess inventory reserves due to the sale of previously reserved inventory, as well as reduced manufacturing and overhead costs. Diagnostic Imaging gross profit as a percentage of Diagnostic Imaging revenue increased to 46.1% for the year ended December 31, 2014 from 39.1% for the prior year primarily due to reduced excess and obsolete inventory costs, reduced manufacturing and overhead costs, and a more favorable product mix for cameras.

Operating Expenses
Research and Development. Research and development expenses were the costs associated with the design, development, and expansion of our existing technology, and consist of salaries, developmental material costs, facility and overhead costs, consulting fees, and non-recurring engineering costs. There were no research and development expenses for the year ended December 31, 2014, representing a decrease of $1.0 million, or 100.0%, compared to the prior year. The decrease is due to our Diagnostic Imaging restructuring initiative, which focused on our existing camera product offerings rather than continued development of new product offerings with alternative applications. We believe our current product line has a technological advantage over competing products and continued relevance well into the future. On a go forward basis, we plan to primarily utilize outside service providers for research and development services on an as needed basis for updates and enhancements, with the amount of corresponding expenditure fluctuating commensurately quarter by quarter. Research and development expenses were 0% and 8.4% of Diagnostic Imaging revenue for the years ended December 31, 2014 and 2013, respectively.
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
General and Administrative. General and administrative expenses were $8.3 million for the year ended December 31, 2014, an increase of $0.2 million, or 2.8%, compared to the prior year, primarily as a result of increased costs related to the administration of Telerhythmics business, partially offset by less cost associated with our 2014 annual shareholder meeting compared to the $0.7 million of legal costs incurred in the year ended December 31, 2013 related to the 2013 proxy contest and subsequent legal proceedings associated with the proxy contest. General and administrative expenses were 15.0% of total revenue for the year ended December 31, 2014 compared to 16.4% for the prior year.
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
Gain on sale of assets and license agreement. On July 31, 2013, we entered into an asset purchase agreement with Novadaq Technologies Inc. (Novadaq). Under the terms of the asset purchase agreement, we sold Novadaq all of our assets specifically related to an uncommercialized surgical imaging system previously in development. We also licensed certain existing Company technology to Novadaq for their use in the peri-operative field. In exchange, we received upfront consideration of $2.0 million, and could receive up to $1.0 million in deferred contingent payments based on the achievement of specific regulatory and commercial milestones as well as a royalty on sales, if any. A gain of $1.6 million representing the $2.0 million of upfront consideration less legal, consulting, and other transaction fees, as well as the cost basis of the inventory, was recorded during the year ended December 31, 2013. The sale of the technology is consistent with our focus on our existing camera product offerings, rather than development of completely new product offerings.
Liquidity and Capital Resources
Overview
We generated $3.7 million of positive cash flow from operations during the year ended December 31, 2015, and expect to continue to generate positive cash flow from operations on an annual basis in the future. Cash flows from operations primarily represent inflows from net income (adjusted for depreciation, amortization, and other non-cash items), as well as the net effect of changes in working capital. Cash flows from investing activities primarily represent our investment in capital equipment required to grow our business, as well as acquisition and divestiture activity. Cash flows from financing activities primarily represent outflows related to dividend payments and share repurchases, offset by the receipt of cash related to the exercise of stock options.

Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, and cash generated from operations. As of December 31, 2015, we had cash and cash equivalents of $15.9 million. We generally invest our cash reserves in money market funds, U.S. treasury, and corporate debt securities. In regards to additional sources of financing, we currently have available a shelf registration statement on Form S-3 that provides us with increased capital flexibility to pursue corporate objectives by allowing us to offer and sell up to $20.0 million of securities.
In connection with the acquisition of DMS Health, which occurred on January 1, 2016, we entered into a five year credit facility (maturing in January 2021) with Wells Fargo pursuant to which Wells Fargo provided the Company with a senior secured credit facility in the aggregate amount of up to $40 million. On January 4, 2016, we drew down $33.6 million against the Credit Facility to fund the acquisition of DMS Health. Beginning in 2016, the Credit Facility will require both principal and interest payments on a monthly basis, which we expect to fund from our operating cash flow.
We require capital principally for capital expenditures, acquisition activity, dividend payments, and to finance accounts receivable and inventory. In 2016, we will be required to make both principal and interest payments on the Wells Fargo Credit Facility. Our working capital requirements vary from period to period depending on inventory requirements, the timing of deliveries, and the payment cycles of our customers. Our capital expenditures consist primarily of nuclear cameras, cardiac monitoring devices, ultrasound machines, vans, and computer hardware and software. Based upon our current level of expenditures and cash requirements, we believe our current working capital, together with cash flows from operating activities, will be more than adequate to meet our anticipated cash requirements for at least the next 12 months.
Cash Flows
The following table shows cash flow information for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$3,720	$4,280	$2,201
Net cash provided by (used in) investing activities	$2,199	$(5,079)	$766
Net cash used in financing activities	$(4,102)	$(3,894)	$(3,737)
Operating Activities
Net cash provided by operating activities decreased by $0.6 million for the year ended December 31, 2015 compared to the prior year. The decrease is attributable to unfavorable changes in working capital primarily related to increases in accounts receivable and inventory and decreases in accounts payable and accrued compensation, with income before income taxes remaining relatively consistent for the year ended December 31, 2015 compared to the prior year.
Net cash provided by operating activities increased by $2.1 million for the year ended December 31, 2014 compared to the prior year. The increase was primarily attributable to net income of $2.5 million generated in fiscal year 2014, an increase of $2.2 million compared to net income of $0.3 million for fiscal year 2013 driven by increased revenue, improved gross profit, and relatively consistent operating expenses.
Investing Activities
Net cash provided by investing activities increased by $7.3 million for the year ended December 31, 2015 compared to net cash used in the prior year. This increase was primarily attributable to increased cash provided by maturities of available-for-sale securities in the year ended December 31, 2015, compared to the outlay of $3.4 million of cash to acquire Telerhythmics in the year ended December 31, 2014, as well as $2.6 million in purchases of available-for-securities in the year ended December 31, 2014.
Net cash used in investing activities increased by $5.8 million for the year ended December 31, 2014 compared to the prior year. The increase was primarily attributable to the outlay of $3.4 million of cash to acquire Telerhythmics in the year ended December 31, 2014, compared to approximately $1.7 million of net proceeds received in the prior year from the sale of assets related to an uncommercialized surgical imaging system and associated license agreement.
Financing Activities
Net cash used in financing activities increased by $0.2 million for the year ended December 31, 2015 compared to the prior year. This increase was primarily attributable to $0.3 million in loan issuance costs related to the acquisition of DMS Health completed on January 1, 2016, as well as $3.8 million of dividend payments during the year ended December 31, 2015, compared to $3.7 million during the year ended December 31, 2014, and increased repayments of capital lease obligations. The increase in cash used was partially offset by increased cash received during the year ended December 31, 2015 related to stock option exercises compared to the prior year.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2015, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations
We are committed to making future cash payments on capital leases (including interest) and operating leases. We have not guaranteed the debt of any other party. The following table summarizes our contractual obligations as of December 31, 2015 (amounts in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$3,849	$1,125	$1,389	$1,171	$164
Capital lease obligations (1)	1,657	780	829	48	—
Total Contractual Obligations	$5,506	$1,905	$2,218	$1,219	$164
(1) Capital lease obligations include related interest obligations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk - Debt Securities. Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the value of debt securities in our investment portfolio. Our risk associated with fluctuating interest rates is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in investment grade securities. A 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Changes in interest rates over time will increase or decrease our interest income.
Equity Price Risk. We own common shares of Perma-Fix Medical, a publicly traded company listed on the NewConnect market of the Warsaw Stock Exchange, that are subject to equity price risk. A 10% decrease in the market price of these equity securities would have caused a decrease in the carrying amount of these securities of $49,000. At December 31, 2015, the gross unrealized loss related to these equity securities was $230,000. Although we consider the unrealized loss to be temporary, there is a risk that we may incur other-than-temporary impairment charges or realized losses on the value of these securities if they do not recover in value within a reasonable period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Digirad Corporation
We have audited the accompanying consolidated balance sheet of Digirad Corporation (“Company”) as of December 31, 2015 and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digirad Corporation at December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Digirad Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
La Jolla, California
March 1, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Digirad Corporation
We have audited the accompanying consolidated balance sheet of Digirad Corporation as of December 31, 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digirad Corporation at December 31, 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
San Diego, California
March 6, 2015

DIGIRAD CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year ended December 31,
	2015	2014	2013
Revenues:
Diagnostic Services	$46,407	$42,170	$37,171
Diagnostic Imaging	14,419	13,438	12,205
Total revenues	60,826	55,608	49,376
Cost of revenues:
Diagnostic Services	35,968	31,721	27,828
Diagnostic Imaging	6,949	7,247	7,432
Total cost of revenues	42,917	38,968	35,260
Gross profit	17,909	16,640	14,116

Operating expenses:
Research and development	—	—	1,025
Marketing and sales	4,741	4,730	4,411
General and administrative	9,888	8,344	8,118
Amortization of intangible assets	506	356	231
Restructuring charges	—	692	1,728
Gain on sale of assets and license agreement	—	—	(1,568)
Total operating expenses	15,135	14,122	13,945

Income from operations	2,774	2,518	171
Other income (expense):
Interest and other income, net	39	58	63
Interest and other expense, net	(296)	(39)	(15)
Total other income (expense)	(257)	19	48

Income before income taxes	2,517	2,537	219
Income tax benefit (expense)	19,123	(62)	45
Net income	$21,640	$2,475	$264

Net income per share:
Basic	$1.13	$0.13	$0.01
Diluted	$1.10	$0.13	$0.01
Shares used in per share computations:
Weighted average shares outstanding—basic	19,210	18,571	18,789
Weighted average shares outstanding—diluted	19,690	18,878	19,159
Dividends declared per common share	$0.20	$0.20	$0.05

Net income	$21,640	$2,475	$264
Other comprehensive loss:
Unrealized loss on marketable securities	(221)	(17)	(19)
Total other comprehensive loss	(221)	(17)	(19)
Comprehensive income	$21,419	$2,458	$245

See accompanying notes to audited consolidated financial statements.

DIGIRAD CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$15,868	$14,051
Securities available-for-sale	3,227	7,935
Accounts receivable, net	7,274	5,989
Inventories, net	4,381	3,644
Other current assets	764	856
Restricted cash	233	477
Total current assets	31,747	32,952
Property and equipment, net	6,252	4,766
Intangible assets, net	3,079	2,577
Goodwill	2,897	1,337
Long-term deferred tax assets	18,578	—
Other assets	1,560	269
Total assets	$64,113	$41,901

Liabilities:
Current liabilities:
Accounts payable	$1,369	$1,423
Accrued compensation	2,453	3,261
Accrued warranty	213	176
Deferred revenue	1,673	1,644
Other current liabilities	2,998	1,789
Total current liabilities	8,706	8,293
Other liabilities	1,252	963
Total liabilities	9,958	9,256

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 19,416,070 and 18,615,945 shares issued and outstanding (net of treasury shares) at December 31, 2015 and 2014, respectively	2	2
Treasury stock, at cost; 2,588,484 shares at December 31, 2015 and 2014	(5,728)	(5,728)
Additional paid-in capital	153,860	153,769
Accumulated other comprehensive loss	(240)	(19)
Accumulated deficit	(93,739)	(115,379)
Total stockholders’ equity	54,155	32,645
Total liabilities and stockholders’ equity	$64,113	$41,901

See accompanying notes to audited consolidated financial statements.

DIGIRAD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2015	2014	2013
Operating activities
Net income	$21,640	$2,475	$264
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,935	1,579	1,682
Amortization of intangible assets	506	356	231
Provision for bad debts	266	311	(150)
Stock-based compensation	616	326	340
Loss (gain) on sale of assets	67	(77)	(1,621)
Amortization of premium on investments	115	198	192
Deferred income taxes	(18,599)	21	—
Changes in operating assets and liabilities:
Accounts receivable	(1,246)	(614)	1,049
Inventories	(811)	300	1,136
Other assets	430	(302)	(90)
Accounts payable	(203)	776	(935)
Accrued compensation	(889)	(380)	1,108
Deferred revenue	29	13	(218)
Other liabilities	(380)	(469)	(787)
Restricted cash	244	(233)	—
Net cash provided by operating activities	3,720	4,280	2,201

Investing activities
Purchases of property and equipment	(1,424)	(1,258)	(726)
Net proceeds from sale of assets	18	103	1,697
Purchases of securities available-for-sale	—	(2,617)	(4,679)
Maturities of securities available-for-sale	4,602	2,140	4,474
Investment in stock	(1,000)	—	—
Net cash received from (paid for) acquisition	3	(3,447)	—
Net cash provided by (used in) investing activities	2,199	(5,079)	766

Financing activities
Issuances of common stock	624	188	919
Repurchases of common stock	—	—	(3,642)
Loan issuance costs	(300)	—	—
Dividends paid	(3,833)	(3,713)	(925)
Repayment of long term debt	—	(131)	—
Repayment of obligations under capital leases	(593)	(238)	(89)
Net cash used in financing activities	(4,102)	(3,894)	(3,737)

Net increase (decrease) in cash and cash equivalents	1,817	(4,693)	(770)
Cash and cash equivalents at beginning of year	14,051	18,744	19,514
Cash and cash equivalents at end of year	$15,868	$14,051	$18,744

Non-Cash Investing Activities
Assets acquired by entering into capital lease	$1,393	$521	$490
Leasehold improvements paid for by lessor	$—	$212	$—
Issuances of common stock for acquisitions	$2,684	$—	$—
See accompanying notes to audited consolidated financial statements.

DIGIRAD CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock		Treasury Stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance January 1, 2013	19,144	$2	$(2,086)	$156,634	$17	$(118,118)	$36,449
Stock-based compensation	—	—	—	340	—	—	340
Shares issued under stock incentive plans	875	—	—	919	—	—	919
Repurchases of common stock	(1,515)	—	(3,642)	—	—	—	(3,642)
Dividends paid	—	—	—	(925)	—	—	(925)
Net income	—	—	—	—	—	264	264
Unrealized loss on securities available-for-sale	—	—	—	—	(19)	—	(19)
Balance December 31, 2013	18,504	2	(5,728)	156,968	(2)	(117,854)	33,386
Stock-based compensation	—	—	—	326	—	—	326
Shares issued under stock incentive plans	112	—	—	188	—	—	188
Dividends paid	—	—	—	(3,713)	—	—	(3,713)
Net income	—	—	—	—	—	2,475	2,475
Unrealized loss on securities available-for-sale	—	—	—	—	(17)	—	(17)
Balance December 31, 2014	18,616	2	(5,728)	153,769	(19)	(115,379)	32,645
Stock-based compensation	—	—	—	616	—	—	616
Issuances of common stock for acquisition	610	—	—	2,684	—	—	2,684
Shares issued under stock incentive plans	190	—	—	624	—	—	624
Dividends paid	—	—	—	(3,833)	—	—	(3,833)
Net income	—	—	—	—	—	21,640	21,640
Unrealized loss on securities available-for-sale	—	—	—	—	(221)	—	(221)
Balance December 31, 2015	19,416	$2	$(5,728)	$153,860	$(240)	$(93,739)	$54,155
See accompanying notes to audited consolidated financial statements.

DIGIRAD CORPORATION
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	The Company
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
The financial results for the year ended December 31, 2015 include the financial results of MD Office Solutions and Telerhythmics, LLC. See Note 3 to the audited consolidated financial statements for more information related to the acquisitions of MD Office Solutions and Telerhythmics, LLC.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Significant estimates and judgments include those related to revenue recognition, reserves for doubtful accounts and contractual allowances, inventory valuation, and income taxes. Actual results could differ from those estimates.
Concentration of Credit Risk and Significant Customers
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, investments, and accounts receivable. We limit our exposure to credit loss by generally placing our cash and investments in high credit quality financial institutions and investment grade corporate debt securities. Additionally, we have established guidelines regarding diversification of our investments and their maturities, which are designed to maintain principal and maximize liquidity. For the years ended December 31, 2015 and 2014, Emory Healthcare represented 10.2% and 10.9% of our consolidated revenues, respectively, and 13.4% an 14.3% of our Diagnostic Services revenues, respectively. Prior to 2014, no single customer exceeded 10% of our consolidated revenues. We believe we have good relations with Emory Healthcare, however, if we were to lose Emory Healthcare as a customer, it would likely have a material adverse affect on our operations.
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
Securities Available-for-Sale
Securities available-for-sale primarily consist of investment grade corporate debt securities. In addition, we own shares of common stock issued by Perma-Fix Medical, S.A. (Perma-Fix Medical), a publicly traded company listed on the NewConnect market of the Warsaw Stock Exchange. We classify all debt securities as available-for-sale and as current assets, as the sale of such securities may be required prior to maturity to execute management strategies. The Perma-Fix Medical equity securities are classified as an other asset (non-current), as the investment is strategic in nature and our current intent is to hold the investment over a several year period. Securities available-for-sale are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. It is not more likely than not that we will be required to sell investments before recovery of their amortized costs. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and included in interest income. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in other income (expense) within the consolidated statements of comprehensive income. We recognized a loss of $233,000 related to available-for-sale securities for the year ended December 31, 2015 due to the initial excess of the transaction price over fair value for the Perma-Fix Medical investment. The realized gains and losses related to securities available-for-sale were minimal for the years ended December 31, 2014 and 2013.
The following table sets forth the composition of securities available-for-sale as of December 31, 2015 and 2014 (in thousands):

As of December 31, 2015	Maturity in Years	Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt securities	Less than 1 year	$2,311	$—	$(5)	$2,306
Corporate debt securities	1-3 years	926	—	(5)	921
Equity securities	-	721	—	(230)	491
		$3,958	$—	$(240)	$3,718

As of December 31, 2014	Maturity in Years	Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt securities	Less than 1 year	$4,650	$—	$(5)	$4,645
Corporate debt securities	1-3 years	3,304	—	(14)	3,290
		$7,954	$—	$(19)	$7,935
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
The following table summarizes our allowance for doubtful accounts, billing adjustments, and contractual allowances as of and for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Allowance for Doubtful Accounts (1)	Reserve for Billing Adjustments (2)	Reserve for Contractual Allowances (2)
Balance at December 31, 2012	$513	$81	$—
Provision adjustment	(150)	29	—
Write-offs and recoveries, net	(93)	(102)	—
Balance at December 31, 2013	270	8	—
Provision adjustment	571	99	18,675
Write-offs and recoveries, net	(577)	(100)	(17,968)
Balance at December 31, 2014	264	7	707
Provision adjustment	483	105	22,256
Write-offs and recoveries, net	(303)	(102)	(22,373)
Balance at December 31, 2015	$444	$10	$590

(1)	The provision was charged against general and administrative expenses.

(2)	The provision was charged against Diagnostic Services revenue.
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
The following table summarizes our reserves for excess and obsolete inventory as of and for the years ended December 31, 2015, 2014, and 2013 (in thousands):

Reserve for Excess and Obsolete Inventories (1)
Balance at December 31, 2012	$2,565
Provision adjustment	210
Write-offs and scrap	(232)
Balance at December 31, 2013	2,543
Provision adjustment	(630)
Write-offs and scrap	—
Balance at December 31, 2014	1,913
Provision adjustment	(967)
Write-offs and scrap	(227)
Balance at December 31, 2015	$719

(1)	The provision was charged against Diagnostic Imaging cost of revenues.
Long-Lived Assets including Finite Lived Purchased Intangible Assets
Long-lived assets consist of property and equipment and finite lived intangible assets. We record property and equipment at cost, and record other intangible assets based on their fair values at the date of acquisition. We calculate depreciation on property and equipment using the straight-line method over the estimated useful life of the assets which average 6 years for machinery and equipment, 3 years for computer hardware and software, and the lower of the lease term or an average of 5 years for leasehold improvements. Charges related to amortization of assets recorded under capital leases are included within depreciation expense. We calculate amortization on other intangible assets using either the accelerated or the straight-line method over the estimated useful life of the assets, based on when we expect to receive cash inflows generated by the intangible assets. Estimated useful lives for intangibles range from 5 to 9 years for customer relationships, 5 to 9 years for trademarks, 8 to 15 years for patents, and 5 years for covenants not to compete.
Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment losses were recorded on long-lived assets to be held and used during the years ended December 31, 2015, 2014, and 2013. During the year ended December 31, 2015, an impairment loss of $56,000 was recorded related to the excess of the carrying amount above fair value of certain assets held for sale. No impairment losses were recorded on long-lived assets held for sale during the years ended December 31, 2014, or 2013.
Valuation of Goodwill
We review goodwill for impairment on an annual basis during the fourth quarter, as well as when events or changes in circumstances indicate that the carrying value may not be recoverable. We begin the process by assessing qualitative factors in determining whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. After performing the aforementioned assessment and upon review of the results of such assessment, we may begin performing step one of the two-step impairment analysis by quantitatively comparing the fair value of the reporting unit to the carrying value of the reporting unit, including goodwill. If the carrying value of the long-term assets exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test, whereby the carrying value of the reporting unit’s goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference would be recorded. No goodwill impairment losses were recorded during the years ended December 31, 2015, 2014, and 2013.
Restricted Cash
As of December 31, 2015, we held $0.2 million of money market funds that are restricted from withdrawal as they are held as collateral for a letter of credit related to the building lease for the Poway, CA facility.

Restructuring
Restructuring costs are included in income from operations within the consolidated statements of comprehensive income. Losses on property and equipment are recorded consistent with our accounting policy related to long-lived assets. One-time termination benefits are recorded at the time they are communicated to the affected employees. Losses on property lease obligations are recorded when the lease is abandoned or when the contract is terminated.
In February 2013, we announced a plan to restructure our Diagnostic Imaging business. In addition, we announced a plan in January 2014 to exit our 47,000 square foot former headquarters facility in Poway, California. Both restructuring initiatives were complete as of December 31, 2014. See Note 11 to the audited consolidated financial statements for further information.
Shipping and Handling Fees and Costs
We record all shipping and handling billings to customers as revenue earned for the goods provided. Shipping and handling costs are included in cost of revenues and totaled $0.6 million, $0.5 million, and $0.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Share-Based Compensation
We account for share-based awards exchanged for employee services in accordance with the authoritative guidance for share-based compensation. Under this guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the requisite service period.
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
The activities related to our warranty reserve for the years ended December 31, 2015, 2014, and 2013 are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$176	$137	$326
Charges to Diagnostic Imaging cost of revenues	331	286	149
Applied to liability	(294)	(247)	(338)
Balance at end of year	$213	$176	$137
Research and Development
Research and development costs are expensed as incurred.
Advertising Costs
Advertising costs are expensed as incurred. Total advertising costs for each of the years ended December 31, 2015, 2014, and 2013 were $0.3 million, $0.2 million, and $0.3 million respectively.
Basic and Diluted Net Income Per Share
Basic earnings per share (EPS) is calculated by dividing net income by the weighted average number of common shares and vested restricted stock units outstanding. Diluted EPS is computed by dividing net income by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units under the treasury stock method. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. Shares used to compute basic net income per share include 5,063, and 44,522 vested restricted stock units for the years ended December 31, 2014, and 2013, respectively. There were no vested restricted stock units included in the shares used to compute basic net income per share for the year ended December 31, 2015.
The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Net income	$21,640	$2,475	$264

Shares used to compute basic net income per share	19,210	18,571	18,789
Dilutive potential common shares:
Stock options	449	307	359
Restricted stock units	31	—	11
Shares used to compute diluted net income per share	19,690	18,878	19,159

Basic net income per share	$1.13	$0.13	$0.01
Diluted net income per share	$1.10	$0.13	$0.01
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
The number of common share equivalents that were antidilutive were 984, 66,917, and 177,891 for the years ended December 31, 2015, 2014, and 2013, respectively.
Other Comprehensive Loss
Other comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes unrealized losses on our marketable securities.
Income Taxes
We provide for income taxes under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements. We provide a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before we are able to realize their benefit. We calculate the valuation allowance in accordance with the authoritative guidance relating to income taxes, which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets when measuring the need for a valuation allowance. Significant judgment is required in determining any valuation allowance against deferred tax assets. As of December 31, 2014, due to a history of operating losses and other key operating factors, we concluded that a full valuation allowance was necessary to offset all of our deferred tax assets. A significant piece of objective negative evidence evaluated as of December 31, 2014, was the cumulative pretax loss incurred over the three-year period ended December 31, 2014. During the year ended December 31, 2015, we concluded that it was more likely than not that a portion of our deferred tax assets would be realized through future taxable income. This conclusion was based on our restructuring efforts in 2013 and 2014 and resulting sustained profitability for the second half of 2013, 2014, and 2015, as well as our projections of positive future earnings and other key operating factors. As of September 30, 2015, we had generated cumulative pretax income over the preceding twelve quarter period, and therefore the objective negative evidence of a history of operating losses was no longer present.
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
Acquisitions
On March 5, 2015, we acquired MD Office Solutions. On March 13, 2014, we acquired 100% of the membership interest of Telerhythmics, LLC. Both acquisitions were accounted for as business combinations. We measure all assets acquired and liabilities assumed, including contingent considerations, at fair value as of the acquisition date. Contingent purchase considerations to be settled in cash are remeasured to estimated fair value at each reporting period with the change in fair value recorded in general and administrative expense, a component of operating expenses. See Note 3 to the audited consolidated financial statements for further information.
Accounting Standards Updates
In February 2016, the FASB amended the existing accounting standards for the accounting for leases. The amendments are based on the principle that assets and liabilities arising from leases should be recognized within the financial statements. The Company is required to adopt the amendments beginning in 2019. Early adoption is permitted. The amendments must be applied using a modified retrospective transition approach and the FASB decided not to permit a full retrospective transition approach. The Company is currently evaluating the impact these amendments will have on its consolidated financial statements.
In January 2016, the FASB amended the existing accounting standards for the accounting for financial instruments. The amendments require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income. The new standard is effective prospectively for fiscal years beginning after December 15, 2017. We are currently evaluating the impact, if any, of adopting this guidance on our financial statements.
In November 2015, the FASB issued guidance which requires classification of all deferred tax assets and liabilities as noncurrent. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We have early adopted the guidance on a prospective basis for the year ended December 31, 2015. Therefore, the classification of deferred tax assets and liabilities in periods prior to the year ended December 31, 2015 have not been changed from their original presentation.
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
In July 2015, the FASB issued guidance that amends the guidelines for the measurement of inventory from lower of cost or market to the lower of cost and net realizable value (NRV). NRV is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Under existing standards, inventory is measured at lower of cost or market, which requires the consideration of replacement cost, NRV, and NRV less an amount that approximates a normal profit margin. This ASU eliminates the requirement to determine and consider replacement cost or NRV less an approximately normal profit margin for inventory measurement. The new standard is effective prospectively for fiscal years beginning after December 15, 2016. We are currently evaluating the impact, if any, of adopting this guidance on our financial statements.
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
At December 31, 2015, we have estimated the fair value of the contingent earn-out opportunity to be $153,000. The earn-out opportunity is estimated based on actual performance for the period from the acquisition date through December 31, 2015, as well as the expected performance of the business over the period from January 1, 2016, through December 31, 2017, utilizing an income approach. It is reasonably possible that our estimate of the earn-out potential could change in the near term. Any adjustment in the estimated earn-out opportunity until settled will be recorded as a gain or loss to current operations in the period the estimate changes.
The Merger Agreement was also subject to a post-closing purchase price adjustment based on the final working capital balance, as defined in the Merger Agreement, as well as a Registration Rights Agreement related to the common shares provided to the sellers as part of the consideration.

The allocation of the purchase price of $2,699,000 to the assets acquired and liabilities assumed on the acquisition date was as follows:

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

	Year Ended December 31, (unaudited)
(in thousands)	2015	2014
Revenues	$61,393	$58,869
Net income	$21,849	$2,216
Included within our consolidated operating results for the year ended December 31, 2015 are MD Office operations for the period March 6, 2015 through December 31, 2015 as follows:

(in thousands)	Year Ended December 31, 2015 (unaudited)
Revenues	$2,550
Net income	$248
Included within the results for MD Office for the year ended December 31, 2015 are approximately $195,000 of transaction costs related to the acquisition. These costs are classified as general and administrative expenses in the consolidated statements of comprehensive income.
Telerhythmics, LLC (2014)
On March 13, 2014, we acquired 100% of the membership interest of Telerhythmics, LLC (Telerhythmics), a provider of 24-hour cardiac monitoring services. We paid to the sellers of the membership interest (the Sellers) aggregate up-front consideration of $3.4 million and assumed approximately $131,000 in debt. In addition, there is an aggregate earn-out opportunity of up to $501,000 from the period March 14, 2014 through December 31, 2016 based on the Telerhythmics business meeting certain earnings before interest, taxes, depreciation, and amortization (EBITDA) milestones. The Sellers will receive fifty percent (50%) of the EBITDA generated by the Telerhythmics business in excess of the EBITDA milestone amounts, which are as follows:

•	$415,000 of EBITDA for the period from the closing date through December 31, 2014,

•	$825,000 of EBITDA for the period from January 1, 2015 through December 31, 2015; and

•	$825,000 of EBITDA for the period from January 1, 2016 through December 31, 2016.
At December 31, 2015, we have estimated the fair value of the contingent earn-out opportunity to be $22,000. The earn-out opportunity is estimated based on expected performance of the business over the period from January 1, 2016 through December 31, 2016, utilizing an income approach. No earn-out consideration was earned by the Sellers for the period from the closing date through December 31, 2015. It is reasonably possible that our estimate of the earn-out potential could change in the near term. Any adjustment in the estimated earn-out opportunity until settled will be recorded as a gain or loss to current operations in the period the estimate changes.
The allocation of the purchase price of $3,447,000 to the assets acquired and liabilities assumed on the acquisition date was as follows:

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

	Year Ended December 31, (unaudited)
(in thousands)	2014	2013
Revenues	$56,763	$55,494
Net income	$2,688	$247

NOTE 4.	Supplementary Balance Sheet Information (in thousands):

	December 31, 2015	December 31, 2014
Inventories:
Raw materials	$2,600	$2,439
Work-in-process	1,649	2,560
Finished goods	851	558
Total inventories	5,100	5,557
Less reserve for excess and obsolete inventories	(719)	(1,913)
Total inventories, net	$4,381	$3,644

	December 31, 2015	December 31, 2014
Property and equipment:
Machinery and equipment	$25,254	$23,412
Computer hardware and software	3,555	2,917
Leasehold improvements	583	571
Total property and equipment	29,392	26,900
Less accumulated depreciation	(23,140)	(22,134)
Total property and equipment, net	$6,252	$4,766

	December 31, 2015
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net (1)
Intangible assets with finite useful lives:
Customer relationships	8.2	$5,489	$(3,259)	$2,230
Trademarks	8.0	787	(150)	637
Patents	14.6	141	(125)	16
Covenants not to compete	5.0	251	(55)	196
Total intangible assets, net		$6,668	$(3,589)	$3,079

	December 31, 2014
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net (1)
Intangible assets with finite useful lives:
Customer relationships	8.6	$4,850	$(2,904)	$1,946
Trademarks	9.0	600	(53)	547
Patents	13.2	141	(116)	25
Covenants not to compete	5.0	70	(11)	59
Total intangible assets, net		$5,661	$(3,084)	$2,577

(1)
Amortization expense for intangible assets, net for the years ended December 31, 2015, 2014, and 2013 was $0.5 million, $0.4 million, and $0.2 million, respectively. Estimated amortization expense for intangible assets for 2016 is $0.5 million, for 2017 is $0.5 million, for 2018 is $0.5 million, for 2019 is $0.5 million, for 2020 is $0.4 million, and thereafter is $0.7 million.

	December 31, 2015	December 31, 2014
Other current liabilities:
Professional fees	$1,006	$333
Sales and property taxes payable	268	197
Radiopharmaceuticals and consumable medical supplies	83	177
Current portion of capital lease obligation	724	348
Facilities and related costs	127	155
Outside services and consulting	258	151
Other accrued liabilities	532	428
Total other current liabilities	$2,998	$1,789

NOTE 5.	Fair Value Measurements

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

As required by the authoritative guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy our assets that were recorded at fair value as of December 31, 2015 and 2014 (in thousands):

	At Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$3,227	$—	$3,227
Equity securities	—	491	—	491
Total	$—	$3,718	$—	$3,718
Liabilities:
Acquisition related contingent consideration	$—	$—	$175	$175

	At Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$7,935	$—	$7,935
Liabilities:
Acquisition related contingent consideration	$—	$—	$229	$229
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
Equity securities consist of shares of Perma-Fix Medical, a publicly traded company listed on the NewConnect market of the Warsaw Stock Exchange. Fair value of the Perma-Fix Medical investment is based on the closing price observed on December 31, 2015. Given that there are days in which there are no trades of Perma-Fix Medical's stock, we corroborate the fair value by observing market data prior and subsequent to the balance sheet date.
The acquisition related contingent consideration is related to the acquisitions of Telerhythmics, on March 13, 2014, and MD Office Solutions, on March 5, 2015. We reassess the fair value of the contingent consideration on a quarterly basis using the income approach, which is a Level 3 measurement. The estimation of the fair value of the contingent consideration requires significant management judgment, including estimating future cash flows associated with the respective businesses and determining the associated discount rate. The maximum possible consideration to be paid related to Telerhythmics and MD Office Solutions is $501,000 and $400,000, respectively. No minimum amount of contingent consideration is guaranteed to be paid related to either Telerhythmics or MD Office Solutions. No earn-out consideration was earned related to Telerhythmics for the period from the closing date of March 13, 2014 through December 31, 2015. Contingent consideration of $76,000 was earned related to MD Office Solutions for the period from the closing date of March 5, 2015 through December 31, 2015.

Changes in the estimated fair value of contingent consideration liabilities (level 3 measurement) from December 31, 2013 to December 31, 2015 are as follows (in thousands):

	Telerhythmics Contingent Consideration	MD Office Solutions Contingent Consideration	Total Contingent Consideration
Balance at December 31, 2013	$—	$—	$—
Acquisition of Telerhythmics	220	—	220
Change in estimated fair value	9	—	9
Balance at December 31, 2014	229	—	229
Acquisition of MD Office Solutions	—	6	6
Change in estimated fair value	(207)	147	(60)
Balance at December 31, 2015	$22	$153	$175

NOTE 6.	Goodwill
Goodwill has been recorded related to the acquisitions of MD Office in 2015, Telerhythmics in 2014, and Ultrascan in 2007. The related goodwill has been recorded within two separate reporting units within our Diagnostic Services segment. During the year ended December 31, 2014, we recorded $1.2 million of goodwill as a result of acquisition of Telerhythmics. During the year ended December 31, 2015, we recorded $1.6 million of goodwill as a result of acquisition of MD Office, bringing total goodwill to its current carrying value of $2.9 million. We determined the implied fair value of the goodwill for MD Office, Telerhythmics and Ultrascan utilizing the discounted cash flow method under the income approach. Under the income approach, we derived the fair value based on the present value of estimated future cash flows, which were based on historical data and assumptions pertaining to the market.
During the second quarter of 2015, based on the quantitative performance of the Telerhythmics business compared to plan, we performed the first step of the goodwill impairment test which involves comparing the fair value of the reporting unit with the associated carrying value, including goodwill. We determined the fair value of the reporting unit using the income valuation approach. The reporting unit’s fair value exceeded the associated carrying amount of the reporting unit; therefore the second step of the goodwill impairment test was not necessary.
Subsequently, during the fourth quarter of 2015, we performed our annual goodwill impairment testing. We performed a qualitative assessment of all reporting units to estimate whether it is more likely than not that the fair value of each reporting unit was less than its carrying amount. In performing this qualitative assessment, we assessed relevant events and circumstances that may impact the fair value and the carrying amount of each reporting unit. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions; (2) industry and market conditions; (3) overall financial performance and expected financial performance; (4) other entity specific events. Based on the results of this qualitative assessment, we determined that it is more likely than not that the reporting units were not impaired.
Changes in the carrying amount of goodwill from December 31, 2013 to December 31, 2015 by reportable segment are as follows (in thousands):

	Diagnostic Services	Diagnostic Imaging
Balance at December 31, 2013	$184	$—
Acquisition of Telerhythmics	1,153	—
Balance at December 31, 2014	1,337	—
Acquisition of MD Office Solutions	1,560	—
Balance at December 31, 2015	$2,897	$—

NOTE 7.	Commitments and Contingencies
Leases
We currently lease facilities and certain automotive equipment under non-cancelable operating leases expiring from January 1, 2016 through November 30, 2021. Rent expense is recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured as determined at lease inception. The difference between rent expense and rent paid is recorded as deferred rent and is included in other current and long-term liabilities. Rent expense was approximately $1.3 million for the years ended December 31, 2015 and 2014 and $1.4 million for the year ended December 31, 2013.
As of December 31, 2015, we financed certain information technology and medical equipment and vehicles under capital leases. These obligations are secured by the specific equipment financed under each lease and will be repaid monthly over the remaining lease terms through December 31, 2019.
We are committed to making future cash payments on non-cancelable operating leases and capital leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and capital leases having initial or remaining lease terms in excess of one year as of December 31, 2015 are as follows (in thousands):

	Operating Leases	Capital Leases
2016	$1,125	$780
2017	757	595
2018	632	234
2019	599	47
2020	572	1
Thereafter	164	—
Total future minimum lease payments	$3,849	1,657
Less amounts representing interest		(90)
Present value of obligations		1,567
Less: current capital lease obligations		(724)
Total long-term capital lease obligations		$843
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
At December 31, 2015, we have two active equity incentive plans, the 2011 Inducement Stock Incentive Plan (the 2011 Plan) and the 2014 Equity Incentive Award Plan (the 2014 Plan), (collectively the Plans), under which stock options, restricted stock units, and other stock based awards may be granted to employees and non-employees, including members of our Board of Directors. Terms of any equity instruments granted under the Plans are approved by the Board of Directors. Stock options typically vest over the requisite service period of one to four years and have a contractual term of seven to ten years. Restricted stock units generally vest over one to four years. Under the Plans, we are authorized to issue an aggregate of 1,856,733 shares of common stock. As of December 31, 2015, the Plans had 968,733 shares available for future issuance. The number of shares reserved for issuance under the 2014 Plan is subject to increase by any shares under the 2004 Equity Incentive Award Plan (the 2004 Plan) that are forfeited, expire, or are canceled. As of December 31, 2015, the number of shares provided for issuance under the 2014 Plan due to forfeited, expired, and canceled shares under the 2004 Plan was 10,248 shares.
Stock Options
The estimated fair value of our stock options is determined using the Black-Scholes model. All stock options were granted with an exercise price equal to the fair value of the common stock on the grant date. The weighted-average grant date fair value of employee stock options granted during the years ended December 31, 2014 and 2013 was $0.70, and $1.06 per share, respectively, which was estimated using the following weighted-average assumptions. There were no employee stock options granted during the year ended December 31, 2015.

	Year Ended December 31,
	2015	2014	2013
Expected volatility	—	43%	56%
Expected term (in years)	—	4.1	4.6
Risk-free interest rate	—	1.2%	0.9%
Expected dividend yield	—	5.7%	—
The determination of the fair value of stock options using an option valuation model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. The volatility assumption is based on the historical volatility of our common stock over a period of time equal to the expected term of the stock options. The expected term of our stock options is based on historical experience. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected dividend yield is based on the current annualized dividend rate per share divided by the historical average stock price. At the time of the grants, for the year ended December 31, 2013, we had no plans to pay a dividend and no history of paying a dividend previously and as such an expected dividend yield of zero was utilized for purposes of determining fair value of the associated stock options.
A summary of our stock option award activity as of and for the year ended December 31, 2015 is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	1,458	$2.62
Options exercisable at December 31, 2014	553	$1.82
Options granted	—	$—
Options forfeited	—	—
Options expired	(9)	5.74
Options exercised	(190)	3.28
Options outstanding at December 31, 2015	1,259	$2.50	3.9	$3,920
Options exercisable at December 31, 2015	1,028	$2.42	3.7	$3,297
As share-based compensation expense under the authoritative guidance for share-based payments is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
At December 31, 2015, total unrecognized compensation cost related to unvested stock options was $0.2 million, which is expected to be recognized over a weighted-average period of 1.2 years.
Upon exercise, we issue new shares of common stock. Cash received from stock option exercises was $0.6 million during the year ended December 31, 2015, $0.2 million during the year ended December 31, 2014, and $0.9 million for the year ended December 31, 2013. The total intrinsic value of stock options exercised was $0.2 million during the year ended December 31, 2015, $0.1 million during the year ended December 31, 2014, and $0.9 million during the year ended 2013.
Restricted Stock Units
Under guidance for share-based payments, the fair value of our restricted stock awards is based on the grant date fair value of our common stock. All restricted stock units were granted with no purchase price. Vesting of the restricted stock awards is subject to service conditions, as well as the attainment of additional performance objectives for certain of the awards. The weighted-average grant date fair value of the restricted stock units was $4.14 and $3.81 per share during the years ended December 31, 2015 and 2014, respectively. There were no restricted stock units granted during the year ended December 31, 2013.
A summary of our restricted stock unit activity as of and for the year ended December 31, 2015 is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested restricted stock units outstanding at December 31, 2014	88	$3.81
Granted	119	4.14
Forfeited	(5)	4.15
Vested	—	—
Non-vested restricted stock units outstanding at December 31, 2015	202	$4.00
The following table summarizes information about restricted stock units that vested during the years ended December 31, 2015, 2014, and 2013 based on service conditions (in thousands):

	Year Ended December 31,
	2015	2014	2013
Fair value on vesting date of vested restricted stock units	$—	$—	$136
At December 31, 2015, total unrecognized compensation cost related to non-vested restricted stock units was $0.5 million, which is expected to be recognized over a weighted-average period of 1.9 years.
Allocation of Share-Based Compensation Expense
Total share-based compensation expense related to all of our share-based units for the years ended December 31, 2015, 2014, and 2013 was allocated as follows (in thousands):

	Year Ended December 31,
Cost of revenues:	2015	2014	2013
Diagnostic Services	$18	$1	$6
Diagnostic Imaging	47	26	49
Research and development	—	—	9
Marketing and sales	98	51	52
General and administrative	453	248	224
Share-based compensation expense	$616	$326	$340

NOTE 9.	Income Taxes
Significant components of the provision (benefit) for income taxes from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current provision (benefit):
Federal	$—	$—	$(49)
State	23	41	4
Total current provision (benefit)	23	41	(45)
Deferred provision (benefit):
Federal	(17,347)	18	—
State	(1,799)	3	—
Total deferred provision (benefit)	(19,146)	21	—
Total income tax provision (benefit)	$(19,123)	$62	$(45)
Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate are as follows:

	Year Ended December 31,
	2015	2014	2013
Income tax expense (benefit) at statutory federal rate	34.0%	35.0%	35.0%
State income tax expense, net of federal benefit	3.4%	4.8%	7.2%
Permanent differences and other	4.4%	(2.9)%	14.8%
Transaction costs	23.1%	—	—
Research and development credits, current year	—%	—%	(58.1)%
Research and development credits, prior year	—%	—%	(39.1)%
Change in effective federal and state tax rates	37.6%	(3.2)%	(25.6)%
Expiration of net operating loss and tax credit carryovers	8.4%	1.1%	8.2%
Stock compensation expense	—%	0.1%	53.7%
Reserve for uncertain tax positions and other reserves	76.8%	—%	5.4%
Change in valuation allowance	(947.5)%	(32.5)%	(22.2)%
Provision (benefit) for income taxes	(759.8)%	2.4%	(20.7)%

Our net deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31,
	2015	2014
Deferred tax assets (liabilities):
Net operating loss carryforwards	$31,598	$33,732
Research and development and other credits	38	1,950
Reserves	891	1,417
Intangibles	1,316	2,097
Other, net	1,300	1,079
Total deferred tax assets	35,143	40,275
Deferred tax liabilities—depreciation	(348)	(237)
Valuation allowance for deferred tax assets	(16,217)	(40,059)
Net deferred tax assets (liabilities)	$18,578	$(21)

As of December 31, 2015, we had federal and state income tax net operating loss carryforwards of $90.3 million and $25.0 million, respectively. Federal loss carryforwards will begin to expire in 2018 unless previously utilized. State loss carryforwards of approximately $3.6 million expired in 2015, and approximately $0.9 million is set to expire in 2016 unless previously utilized. We also have federal and California research and other credit carryforwards of approximately $1.8 million and $2.1 million, as of December 31, 2015 and 2014, respectively. The federal credits will begin to expire in 2018. The California research credits have no expiration. Pursuant to Internal Revenue Code Sections 382 and 383, use of our net operating loss and credit carryforwards may be limited because of a cumulative change in ownership greater than 50% which may have occurred or which may occur in the future. A valuation allowance has been recognized to offset the deferred tax assets, as realization of such assets has not met the "more likely than not" threshold required under the authoritative guidance of accounting for income taxes.
We recognize windfall tax benefits associated with the exercise of share-based compensation directly to stockholders' equity only when realized. Accordingly, deferred tax assets are not recognized for the net operating loss carryforwards resulting from windfall tax benefits. At December 31, 2015, deferred tax assets do not include approximately $0.3 million of excess tax benefits from share-based compensation.
The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	December 31,
	2015	2014	2013
Balance at beginning of year	$1,553	$1,553	$1,539
Increases related to prior year tax positions	2,363	—	5
Increases related to current year tax positions	—	—	64
Expiration of the statute of limitations for the assessment of taxes	—	—	(55)
Change in valuation allowances	—	—	—
Balance at end of year	$3,916	$1,553	$1,553
Included in the unrecognized tax benefits of $3.9 million at December 31, 2015 was $3.2 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.
We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2011; however, our net operating loss carryforwards and research credit carryforwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties as of December 31, 2015 and 2014, and no interest and penalties were recognized during the years ended December 31, 2015, 2014, and 2013.

NOTE 10.	Employee Retirement Plan
We have 401(k) and Simple IRA retirement plans under which employees may contribute up to 100% of their annual salary, within IRS limits. The Company contributions to the retirement plans totaled $0.2 million for each of the years ended December 31, 2015, 2014, and 2013.

NOTE 11.     Restructuring Charges
Diagnostic Imaging restructuring initiative
On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs, including a reduction in force (the Diagnostic Imaging restructuring initiative). The Diagnostic Imaging restructuring initiative was completed as of June 30, 2014. A total of $1.8 million of costs were incurred related to the Diagnostic Imaging restructuring initiative, with $29 thousand incurred during the year ended December 31, 2014, and $1.7 million incurred in the year ended December 31, 2013.
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
As a result of the Facilities restructuring initiative, we incurred a total of $0.7 million in restructuring charges, all of which were incurred during the year ended December 31, 2014. The charges were comprised of lease termination, moving and other related costs. All Facilities restructuring charges were included in the Diagnostic Imaging segment. Restructuring liabilities and associated charges were measured at fair value as incurred.

NOTE 12.	Perma-Fix Medical Stock Subscription and Supply Agreements
On July 27, 2015, we entered into a Stock Subscription Agreement (the Subscription Agreement) and Tc-99m Supplier Agreement (the Supply Agreement) with Perma-Fix Medical, S.A. (Perma-Fix Medical), a publicly traded company listed on the NewConnect market of the Warsaw Stock Exchange. Perma-Fix Medical is a subsidiary of Perma-Fix Environmental Services, Inc. (NASDAQ: PESI). Perma-Fix Medical is developing a proprietary process to produce Technetium-99m (Tc-99m) resin from non-enriched uranium sources for purposes of creating nuclear imaging isotopes. Under the terms of the Subscription Agreement, we invested $1 million USD in exchange for 71,429 shares of Perma-Fix Medical, which constituted approximately 5.4% of the outstanding common shares of Perma-Fix Medical at the time of investment. Under Polish law, issuance of the shares required approval of the shares by a Polish court which occurred on October 12, 2015. The investment in Perma-Fix Medical is accounted for as an available-for-sale security. In connection with the Subscription Agreement, the Company's President and CEO was appointed to the Supervisory Board of Perma-Fix Medical. See Note 13 to the audited consolidated financial statements for further information regarding Perma-Fix Medical and Perma-Fix Environmental Services, Inc.
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
Of the $1 million investment in Perma-Fix Medical, $45,000 of value was allocated to the supply agreement with the remaining value allocated to the 71,429 Perma-Fix Medical shares. We immediately expensed the $45,000 of value associated with the supply agreement. In addition, we realized a loss of $233,000 related to the 71,429 Perma-Fix Medical shares due to the initial excess of the transaction price over fair value.

NOTE 13.	Related Party Transaction

Mr. John Climaco currently serves as a Director of the Company and a member of the Compensation, Corporate Governance and Strategic Advisory committees of the Board. Mr. Climaco also serves as a Director of Perma-Fix Environmental Services, Inc. (NASDAQ: PESI). Further, on June 2, 2015, Mr. Climaco was elected as the Executive Vice President of Perma-Fix Medical S.A., a majority-owned Polish subsidiary of Perma-Fix Environmental Services, Inc. As described in Note 12 to the audited consolidated financial statements, on July 27, 2015, we entered into a Stock Subscription Agreement (the Subscription Agreement) and Tc-99m Supplier Agreement (the Supply Agreement) with Perma-Fix Medical. Under the terms of the Subscription Agreement, we invested $1 million USD in exchange for 71,429 shares of Perma-Fix Medical. Pursuant to the Supply Agreement, should Perma-Fix Medical successfully complete development of the new Tc-99m resin, Perma-Fix Medical will supply us or our preferred nuclear pharmacy supplier with Tc-99m at a preferred rate and we will purchase agreed upon quantities of such Tc-99m for our nuclear imaging operations, either directly or in conjunction with our preferred nuclear pharmacy supplier. In addition, in connection with the Subscription Agreement, the Company's President and CEO was appointed to the Supervisory Board of Perma-Fix Medical.

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
We will recognize contingent consideration if and when earned.
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

	Year ended December 31,
	2015 (1)	2014 (2)	2013
Gross profit by segment:
Diagnostic Services	$10,439	$10,449	$9,343
Diagnostic Imaging	7,470	6,191	4,773
Consolidated gross profit	$17,909	$16,640	$14,116

Income (loss) from operations by segment:
Diagnostic Services	$(506)	$220	$30
Diagnostic Imaging (3)	3,280	2,298	141
Consolidated income from operations	$2,774	$2,518	$171

Depreciation and amortization of tangible and intangible assets by segment:
Diagnostic Services	$2,150	$1,672	$1,436
Diagnostic Imaging	291	263	477
Consolidated depreciation and amortization	$2,441	$1,935	$1,913

	December 31,
	2015 (1)	2014 (2)
Identifiable assets by segment:
Diagnostic Services	$19,478	$18,724
Diagnostic Imaging	44,635	23,177
Consolidated assets	$64,113	$41,901

(1) On March 5, 2015, we acquired MD Office Solutions (MD Office). The results of MD Office are included in Diagnostic Services since the acquisition date (See Note 3).
(2) On March 13, 2014, we acquired 100% of the membership interest of Telerhythmics, LLC. The results of Telerhythmics are included in Diagnostic Services since the acquisition date (See Note 3).
(3) Included in the Diagnostic Imaging income from operations for the year ended December 31, 2014, are approximately $0.7 million of charges associated with our Diagnostic Imaging and Facilities restructuring initiatives (see Note 11). Included in the Diagnostic Imaging income from operations for the year ended December 31, 2013, are approximately $1.7 million of charges associated with our Diagnostic Imaging restructuring initiative, as well as a gain of approximately $1.6 million associated with the sale of assets and licensing agreement from an uncommercialized surgical imaging system previously in development (See Note 14).

NOTE 16.	Quarterly Financial Information (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2015 and 2014 are as follows (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2015 (1)
Revenues	$13,839	$15,547	$15,862	$15,578
Gross profit	$3,648	$4,767	$4,802	$4,692
Income from operations	$165	$1,163	$948	$498
Net income (3)	$745	$1,097	$19,120	$678
Net income per common share—basic (5)	$0.04	$0.06	$0.99	$0.03
Net income per common share—diluted (5)	$0.04	$0.06	$0.97	$0.03

Fiscal 2014 (2)
Revenues	$12,997	$14,587	$13,881	$14,143
Gross profit	$3,442	$4,505	$4,409	$4,284
Income (loss) from operations (4)	$(155)	$825	$1,032	$816
Net income (loss)	$(148)	$823	$1,028	$772
Net income (loss) per common share—basic (5)	$(0.01)	$0.04	$0.06	$0.04
Net income (loss) per common share—diluted (5)	$(0.01)	$0.04	$0.05	$0.04

(1)	On March 5, 2015, we acquired MD Office Solutions (MD Office). The results of MD Office are included in Diagnostic Services since the acquisition date (See Note 3).

(2)	On March 13, 2014, we acquired 100% of the membership interest of Telerhythmics, LLC. The results of Telerhythmics are included in Diagnostic Services since the acquisition date (See Note 3).

(3)
Included in net income for the third quarter of 2015 is an income tax benefit of $18.2 million primarily related to the release of the valuation allowance associated with a portion of our deferred tax assets.

(4)
Included in the income (loss) from operations for the first, second, third, and fourth quarter of 2014, are approximately $0.4 million, $0.1 million, $0.1 million, and less than $0.1 million of charges, respectively, associated with our Diagnostic Imaging and Facilities restructuring initiatives (See Note 11).

(5)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.
NOTE 17.    Subsequent Events
Credit Facility
On January 1, 2016, Digirad and certain of its subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent (“Agent”) and as sole lead arranger and sole book runner.

The Credit Agreement is a five-year credit facility (maturing in January 2021) with a maximum credit amount of $40,000,000 (the “Credit Facility”). The Credit Facility consists of a term loan of $20,000,000 (“Term Loan A”), a second term loan of $7,500,000 (“Term Loan B”), and a revolving credit facility with a maximum commitment of $12,500,000 (the “Revolver”).
At the Borrower’s option, the Credit Facility will bear interest at either (i) the LIBOR Rate, as defined in the Credit Agreement, plus 2.5% for Term Loan A, 5.0% for Term Loan B, and 2.0% for the Revolver; or (ii) the Base Rate, as defined below, plus 1.5% for Term Loan A, 4.0% for Term Loan B, and 1.0% for the Revolver. As further defined in the Credit Agreement, “Base Rate” means the greatest of (a) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5%, (b) the LIBOR Rate (which rate will be calculated based upon an interest period of one month and will be determined on a daily basis), plus 1%, and (c) the rate of interest announced, from time to time, within Wells Fargo at its principal office in San Francisco as its “prime rate.”
On January 4, 2016, the Company used the financing made available under the Credit Facility to fund a portion of the purchase price related to the Company’s acquisition of Project Rendezvous Holding Corporation (“PRHC”) described below. The draw on the Credit Facility on January 4, 2016 was as follows: $20,000,000 on Term Loan A, $7,500,000 on Term Loan B and $6,117,220 on the Revolver.
The Credit Agreement contains certain representations, warranties, events of default, mandatory prepayment requirements, as well as certain affirmative and negative covenants customary for Credit Agreements of this type. These covenants include restrictions on borrowings, investments, and divestitures, as well as limitations on the Company’s ability to make certain restricted payments, including payment of dividends. These restrictions do not prevent or prohibit the payment of dividends by the Company consistent with past practice, subject to satisfaction of certain conditions. Upon the occurrence and during the continuation of an event of default under the Credit Agreement, the Lenders may, among other things, declare the loans and all other obligations under the Credit Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Credit Agreement bear interest. Pursuant to a separate Guaranty and Security Agreement dated January 1, 2016, between the Company, its subsidiaries and Wells Fargo, the Credit Facility is secured by a first-priority security interest on substantially all of the assets of the Company and its subsidiaries and a pledge of all shares and membership interests of the Company’s subsidiaries.
Acquisition of Project Rendezvous Holding Corporation / DMS Health
On January 1, 2016 (the “Closing Date”), pursuant to the Stock Purchase Agreement, dated as of October 13, 2015, and as amended on December 31, 2015 (the “Purchase Agreement”), by and among Digirad, PRHC, the stockholders of PRHC (collectively, “Stockholders”), and Platinum Equity Advisors, LLC as the Stockholder representative, we completed the acquisition from the Stockholders, for $36,000,000 in cash (subject to certain adjustments) (the “Purchase Price”), of all the issued and outstanding common stock of PRHC (the “DMS Transaction”). On January 4, 2016, the Company funded payment of the Purchase Price with a combination of cash-on-hand and the financing made available under the Credit Facility.
On the Closing Date, PRHC became a wholly owned subsidiary of the Company. PRHC is the ultimate parent of DMS Health Technologies, Inc., a provider of mobile healthcare solutions and related sales and services to small and regional hospitals throughout the United States, with a large concentration in the upper Midwest region.
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
Dividend
On February 1, 2016, the Company announced a dividend of $0.05 payable to shareholders of record as of February 16, 2016. The dividend was paid on February 29, 2016.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A.	CONTROLS AND PROCEDURES

(1)	Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commissions Act of 1934 reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.
Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all errors and fraud. Any internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

(2)	Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report, which we include herein.

(3)	Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Digirad Corporation
We have audited Digirad Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Digirad Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Digirad Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Digirad Corporation as of December 31, 2015, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year then ended and our report dated March 1, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
La Jolla, California
March 1, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13, and 14) is being incorporated by reference to the applicable information in our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015 in connection with our Annual Meeting of Stockholders to be held in 2016.
Code of Ethics
We have adopted a Code of Business Ethics and Conduct (“Ethics Code”) that applies to all our officers, directors, employees, and contractors. The Ethics Code contains general guidelines for conducting our business consistent with the highest standards of business ethics and compliance with applicable law, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. Day-to-day compliance with the Ethics Code is overseen by the Company compliance officer appointed by our Board of Directors. If we make any substantive amendments to the Ethics Code or grant any waiver from a provision of the Ethics Code to any director or executive officer, we will promptly disclose the nature of the amendment or waiver on our website at www.digirad.com.

ITEM 11.	EXECUTIVE COMPENSATION
See Item 10.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See Item 10.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See Item 10.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
See Item 10.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:

1.	Financial Statements
The financial statements of Digirad Corporation listed below are set forth in Item 8 of this report for the year ended December 31, 2015:
Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013
Consolidated Balance Sheets at December 31, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014, and 2013
Notes to Audited Consolidated Financial Statements

2.	Financial Statement Schedules
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.    Exhibits required by Item 601 of Regulation S-K
The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.
EXHIBIT INDEX

Exhibit Number	Description
2.1
Asset Purchase Agreement, by and between Digirad Corporation, Digirad Imaging Solutions, Inc., Digirad Ultrascan Solutions, Inc. and Ultrascan, Inc. dated May 1, 2007 (Incorporated by reference to the exhibits to the Company's quarterly report on Form 10-Q filed with the Commission on May 7, 2007)

2.2†
Asset Purchase Agreement, dated February 2, 2009, by and among the Company, Digirad Imaging Solutions, Inc. and MD Office Solutions (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on February 6, 2009)

2.3
Asset Purchase Agreement, dated as of March 2, 2009, by and among Digirad Imaging Solutions, Inc., Daniel D. Rice, Denise Nelson, Greg Nelson and Antigua Medical Services, LLC (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on March 4, 2009)

2.4†
Asset Purchase Agreement by and between Digirad Corporation and Novadaq Technologies Inc., dated July 31, 2013 (Incorporated by reference to Form 8-K filed with the Commission on August 1, 2013, and to the exhibits to the amended Form 8-K/A filed with the Commission on September 18, 2013)

2.5
Membership Interest Purchase Agreement, dated March 13, 2014, by and among Digirad Imaging Solutions, Inc. and the members of Telerhythmics, LLC (as Sellers) party thereto and TD Properties, LLC in its capacity as Seller Representative. (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on March 14, 2014)

2.6
Agreement of Merger and Plan of Reorganization, dated March 5, 2015 by and between Digirad Corporation, Maleah Incorporated, MD Office Solutions and the Stockholders party thereto (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on March 6, 2015). Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementary copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.

Exhibit Number	Description
2.7
Stock Purchase Agreement dated as of October 13, 2015, by and among Digirad Corporation, Project Rendezvous Holding Corporation, the stockholders of Project Rendezvous Holding Corporation, and Platinum Equity Advisors, LLC as the stockholder representative. (Incorporated by reference to the exhibits to the report on Form 8-K filed with the Commission on January 7, 2016). Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementary copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.

2.8
Amendment to Stock Purchase Agreement dated as of December 31, 2015, by and between Digirad Corporation and Platinum Equity Advisors, LLC as the stockholder representative. (Incorporated by reference to the exhibits to the report on Form 8-K filed with the Commission on January 7, 2016).

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

3.4
Certificate of Amendment of the Restated Certificate of Incorporation of Digirad Corporation (Incorporated by reference to the exhibits to the Company's report on Form 8-K filed with the Commission on May 5, 2015).

4.1
Form of Specimen Stock Certificate (Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (File No. 333-113760) originally filed with the Commission on March 19, 2004, as amended thereafter)

4.2
Preferred Stock Rights Agreement, by and between Digirad Corporation and American Stock Transfer and Trust Company, dated November 22, 2005 (Incorporated by reference to the exhibits to the Registration Statement on the Company's report on Form 8-A originally filed with the Commission on November 29, 2005)

4.3
Tax Benefit Preservation Plan by and between Digirad Corporation and American Stock Transfer & Trust Company, dated as of May 23, 2013 (Incorporated by reference to the exhibits to the Company's report on Form 8-K originally filed with the Commission on May 24, 2013)

4.4
Tax Benefit Preservation Plan Amendment, dated November 11, 2013, by and between the Company and American Stock Transfer & Trust Company, LLC (Incorporated by reference to the exhibits to the Company's report on Form 10-K filed with the Commission on March 20, 2014)

4.5
First Amendment to Preferred Stock Rights Agreement, dated as of March 5, 2015, by and between the Company and American Stock Transfer & Trust Company, LLC (Incorporated by reference to the exhibits to the report on Form 10-K filed with the Commission on March 6, 2015).

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

Exhibit Number	Description
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

10.18#	Digirad Corporation 2014 Equity Incentive Award Plan (Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-8 filed with the Commission on June 6, 2014)

10.19#	Form Indemnification Agreement of the Company for directors and officers (Incorporated by reference to the exhibits to the report on Form 10-K filed with the Commission on March 6, 2015).

10.20
Registration Rights Agreement, dated March 5, 2015, by and among the Company, Keenan - Thornton Family Trust, David Keenan and Samia Arram. (Incorporated by reference to the exhibits to the report on Form 10-K filed with the Commission on May 1, 2015).

10.21
Credit Agreement dated January 1, 2016, by and among Digirad Corporation, certain subsidiaries of the Digirad Corporation identified on the signature pages thereto, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as agent and as sole lead arranger and sole book runner. (Incorporated by reference to the exhibits to the report on Form 8-K filed with the Commission on January 7, 2016).

21.1*	Subsidiaries of Digirad Corporation

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page of this Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*+	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.2*+	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

†	Digirad Corporation has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Commission.

#	Indicates management contract or compensatory plan.

*	Filed herewith.

+
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

DIGIRAD CORPORATION

Dated:	March 1, 2016	By:	/S/ MATTHEW G. MOLCHAN
		Name:	Matthew G. Molchan
		Title:	President and Chief Executive Officer (Principal Executive Officer)
Power of Attorney
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ MATTHEW G. MOLCHAN	Director, President and Chief Executive Officer	March 1, 2016
Matthew G. Molchan	(Principal Executive Officer)
/S/ JEFFRY R. KEYES	Chief Financial Officer	March 1, 2016
Jeffry R. Keyes	(Principal Financial Officer)
/S/ JEFFREY E. EBERWEIN	Director	March 1, 2016
Jeffrey E. Eberwein	(Chairman of the Board of Directors)
/S/ JOHN M. CLIMACO	Director	March 1, 2016
John M. Climaco
/S/ CHARLES M. GILLMAN	Director	March 1, 2016
Charles M. Gillman
/S/ MICHAEL A. CUNNION	Director	March 1, 2016
Michael A. Cunnion
/S/ JOHN W. SAYWARD	Director	March 1, 2016
John W. Sayward
/S/ DIMITRIOS J. ANGELIS	Director	March 1, 2016
Dimitrios J. Angelis