Form 10-Q
period 2016-03-31
DIGIRAD CORP
filed 2016-05-02
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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
As of April 27, 2016 the registrant had 19,508,201 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION
TABLE OF CONTENTS

IMPORTANT INFORMATION REGARDING FOWARD-LOOKING STATEMENTS	3
PART I. FINANCIAL INFORMATION	4
Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	26
PART II. OTHER INFORMATION	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	28
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
EXHIBIT 101.LAB XBRL Taxonomy Extension Label Linkbase Document
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Linkbase Document

Important Information Regarding Forward-Looking Statements
Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations, and projections regarding our business strategies, market potential, future financial performance, industry, and other matters. This includes, in particular, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, as well as other portions of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify "forward-looking statements," which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause our actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. The most significant of these risks, uncertainties, and other factors are described in “Item 1A — Risk Factors” of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on March 1, 2016. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Revenues:
Services	$24,005	$10,563
Product and product-related	7,152	3,276
Total revenues	31,157	13,839

Cost of revenues:
Services	18,506	8,505
Product and product-related	3,586	1,686
Total cost of revenues	22,092	10,191

Gross profit	9,065	3,648

Operating expenses:
Marketing and sales	2,625	1,210
General and administrative	6,414	2,168
Amortization of intangible assets	579	105
Total operating expenses	9,618	3,483

Income (loss) from operations	(553)	165

Other income (expense):
Interest and other income, net	76	11
Interest and other expense, net	(375)	(11)
Total other expense	(299)	—

Income (loss) before income taxes	(852)	165
Income tax benefit	12,461	580
Net income	$11,609	$745

Net income per share:
Basic	$0.60	$0.04
Diluted	$0.58	$0.04

Shares used in per share computations:
Weighted average shares outstanding – basic	19,448	18,803
Weighted average shares outstanding – diluted	19,943	19,291

Dividends declared per common share	$0.05	$0.05

Net income	$11,609	$745
Other comprehensive income:
Unrealized gain on marketable securities	—	14
Total other comprehensive income	—	14
Comprehensive income	$11,609	$759
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$7,202	$15,868
Securities available-for-sale	2,518	3,227
Accounts receivable, net	13,829	7,274
Inventories, net	4,808	4,381
Restricted cash	233	233
Other current assets	3,647	764
Total current assets	32,237	31,747
Property and equipment, net	31,967	6,252
Intangible assets, net	13,361	3,079
Goodwill	7,205	2,897
Deferred tax assets	26,818	18,578
Restricted cash	3,636	—
Other assets	1,211	1,560
Total assets	$116,435	$64,113

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,120	$1,369
Accrued compensation	4,426	2,453
Accrued warranty	218	213
Deferred revenue	3,844	1,673
Current portion of long-term debt	5,085	—
Other current liabilities	4,471	2,998
Total current liabilities	23,164	8,706
Long-term debt, net of current portion	26,127	—
Other liabilities	2,129	1,252
Total liabilities	51,420	9,958

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 19,508,201 and 19,416,070 shares issued and outstanding (net of treasury shares) at March 31, 2016 and December 31, 2015, respectively	2	2
Treasury stock, at cost; 2,588,484 shares at March 31, 2016 and December 31, 2015	(5,728)	(5,728)
Additional paid-in capital	153,111	153,860
Accumulated other comprehensive loss	(240)	(240)
Accumulated deficit	(82,130)	(93,739)
Total stockholders’ equity	65,015	54,155
Total liabilities and stockholders’ equity	$116,435	$64,113
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015
Operating activities
Net income	$11,609	$745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,886	383
Amortization of intangible assets	579	105
Provision for bad debt	129	37
Stock-based compensation	223	144
Amortization of debt discount	76	—
Amortization of loan fees	19	—
Loss (gain) on sale of assets	10	(17)
Amortization of premiums on investments	12	36
Deferred income taxes	(11,805)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	3	(665)
Inventories	(63)	(13)
Other assets	(322)	(6)
Accounts payable	(871)	670
Accrued compensation	(636)	(755)
Deferred revenue	393	(163)
Other liabilities	(506)	(379)
Net cash provided by operating activities	736	122

Investing activities
Purchases of property and equipment	(1,016)	(211)
Net proceeds from sale of assets	—	17
Maturities of securities available-for-sale	706	865
Cash paid for acquisitions, net of cash acquired	(26,082)	3
Net cash (used in) provided by investing activities	(26,392)	674

Financing activities
Proceeds from long-term borrowings	33,257	—
Repayment of long-term debt	(11,043)	—
Change in restricted cash	(3,536)	—
Loan issuance costs	(504)	—
Dividends paid	(972)	(931)
Issuances of common stock	97	48
Taxes paid related to net share settlement of equity awards	(97)	—
Cash paid for contingent consideration for acquisitions	(19)	—
Repayment of obligations under capital leases	(193)	(88)
Net cash provided by (used in) financing activities	16,990	(971)
Net decrease in cash and cash equivalents	(8,666)	(175)
Cash and cash equivalents at beginning of period	15,868	14,051
Cash and cash equivalents at end of period	$7,202	$13,876

Non-Cash Investing Activities
Assets acquired by entering into capital leases	$155	$122
Issuance of common stock for acquisition	$—	$2,684
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. The Company
Digirad delivers convenient, effective, and efficient healthcare solutions on an as needed, when needed, and where needed basis. Digirad's diverse portfolio of mobile healthcare solutions and medical equipment and services, including diagnostic imaging and patient monitoring, provides hospitals, physician practices, and imaging centers throughout the United States access to technology and services necessary to provide exceptional patient care in the rapidly changing healthcare environment.
On January 1, 2016, we acquired Project Rendezvous Holding Corporation, the holding company of DMS Health Technologies. DMS Health Technologies (“DMS Health”) offers mobile diagnostic imaging across multiple imaging modalities, including Positron Emission Tomography (“PET”), Computed Tomography (“CT”), Magnetic Resonance Imaging (“MRI”) as well as other imaging and healthcare services. These services are provided to regional and rural hospitals and institutions throughout the United States. In addition, DMS Health, through an exclusive relationship with Philips Healthcare, sells and services Philips' imaging and patient monitoring equipment within a defined region of the upper Midwest region of the United States.
With the acquisition of DMS Health, we now operate the Company in four reportable segments:
1.Diagnostic Services
2.Diagnostic Imaging
3.Mobile Healthcare
4.Medical Equipment Sales and Service
These four reportable segments are collectively referred to herein as the “Company.” See Note 11 to the unaudited condensed consolidated financial statements for more information related to the Company's segments.The accompanying condensed consolidated financial statements include the operations of all reportable segments. Intercompany accounts and transactions are accounted for at cost and have been eliminated in consolidation. All our long-lived assets are located in the United States and substantially all of our revenues arise from sales activity in the United States.
Basis of Presentation
The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission ("SEC") instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements are unaudited and do not contain all the information required by U.S. generally accepted accounting principles ("GAAP") to be included in a full set of financial statements. The unaudited condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited consolidated financial statements for our fiscal year ended December 31, 2015, filed with the SEC on Form 10-K on March 1, 2016, include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations, cash flows, and balance sheets for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.
Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from management’s estimates.
The financial results for the three months ended March 31, 2016 include the financial results of DMS Health. See Note 3 to the unaudited condensed consolidated financial statements for more information related to the acquisition of DMS Health.
Recent Accounting Pronouncement
In March 2016, the Financial Accounting Standards Board ("FASB") amended the existing accounting standards for how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016. This guidance will be applied either prospectively, retrospectively, or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. We are currently evaluating the alternative transition methods and the potential effects of the adoption of this guidance on our financial statements.
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
In September 2015, the FASB issued guidance which eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. We have adopted the guidance during our first quarter of fiscal 2016, which had no impact on our consolidated financial statements, and we will apply the new guidance to future adjustments to provisional amounts.
In July 2015, the FASB issued guidance that amends the guidelines for the measurement of inventory from lower of cost or market to the lower of cost and net realizable value ("NRV"). NRV is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Under existing standards, inventory is measured at lower of cost or market, which requires the consideration of replacement cost, NRV, and NRV less an amount that approximates a normal profit margin. This ASU eliminates the requirement to determine and consider replacement cost or NRV less an approximately normal profit margin for inventory measurement. The new standard is effective prospectively for fiscal years beginning after December 15, 2016. We are currently evaluating the impact, if any, of adopting this guidance on our financial statements.
In April 2015, the FASB issued guidance that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The update requires retrospective application and represents a change in accounting principle. The guidance does not specifically address requirements for the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. In August 2015, the FASB issued guidance clarifying that debt issuance costs related to line-of-credit arrangements could be presented as an asset and amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The standard is effective for annual periods beginning after December 15, 2015, including interim periods within those fiscal years. We have adopted this guidance in the first quarter of 2016 for the presentation of our debt issuance costs incurred in connection with our new credit facility entered into during the quarter (See Note 8).
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
Note 2. Basic and Diluted Net Income Per Share
For the three months ended March 31, 2016 and 2015, basic net income per common share is computed by dividing net income by the weighted average number of common shares and vested restricted stock units outstanding during the period. Diluted net income per common share is calculated to give effect to all dilutive securities, if applicable, using the treasury stock method.

The following table sets forth the reconciliation of shares used to compute basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
(shares in thousands)	2016	2015
Weighted average shares outstanding - basic	19,448	18,803
Dilutive potential common stock outstanding:
Stock options	430	474
Restricted stock units	65	14
Weighted average shares outstanding - diluted	19,943	19,291
The following weighted average outstanding common stock equivalents were not included in the calculation of diluted net income per share because their effect was anti-dilutive:

	Three Months Ended March 31,
(shares in thousands)	2016	2015
Stock options	14	3
Restricted stock units	—	—
Total	14	3
Note 3. Acquisitions
DMS Health Technologies (2016)
On January 1, 2016, pursuant to the Stock Purchase Agreement, dated as of October 13, 2015 and as amended on December 31, 2015 (the “Purchase Agreement”), we completed the acquisition of all issued and outstanding stock of Project Rendezvous Holding Corporation ("PRHC"), the ultimate parent company of DMS Health Technologies (collectively referred to hereinafter as "DMS Health Technologies" or "DMS Health"). DMS Health Technologies offers mobile diagnostic imaging across multiple imaging modalities, including Positron Emission Tomography (“PET”), Computed Tomography (“CT”), Magnetic Resonance Imaging (“MRI”) as well as other imaging and healthcare services. These services are provided to regional and rural hospitals and institutions throughout the United States. In addition, DMS Health, through an exclusive relationship with Philips Healthcare, sells and services Philips' imaging and patient monitoring equipment within a defined region of the upper Midwest region of the United States. With the addition of DMS Health, we added two new reportable segments to Digirad: Mobile Healthcare and Medical Equipment Sales and Service.
The purchase price of DMS Health was approximately $32.9 million, which includes adjustments for pre-existing debt, cash and preliminary working capital adjustments, consisted of the following:

(in thousands)
Cash paid to DMS Health stockholders	$31,368
Cash paid in settlement of share-based compensation awards	1,556
Total purchase price	32,924
Less: cash and cash equivalents acquired	(6,842)
Total purchase price, net of cash acquired	$26,082
Under the terms of the Purchase Agreement, the Company paid $1.6 million to settle DMS Health's pre-existing employee stock award plan which included a provision for the acceleration of vesting of awards under certain circumstances in connection with a change in control. The amount paid was associated with pre-combination services and included as a component of the purchase price reflected in the table above.
The acquisition was funded with a combination of cash-on-hand and the financing made available under the credit facility with Wells Fargo Bank, National Association as further described in Note 8 of the unaudited condensed consolidated financial statements. At closing, we also paid $9.4 million for long-term debt outstanding on DMS Health's balance sheet, which was recognized separately from the business combination and presented as a financing activity in the statement of cash flows for the three months ended March 31, 2016. We also incurred transaction and integration related costs of $2.8 million, of which $1.5 million was recognized during the three months ended March 31, 2016 and $1.3 million during the twelve months ended December

31, 2015. These costs are classified as general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income.
The acquisition was accounted for under the acquisition method of accounting for business combinations. The allocations of the purchase price below represent the estimated fair values of assets acquired and liabilities assumed, based upon the information available as of March 31, 2016. These estimates could be adjusted during the measurement period of up to twelve months based on further information regarding events or circumstances which existed at the acquisition date, as well as the final working capital adjustment which has not yet been completed as of March 31, 2016. Such changes could be significant.
The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed on the closing date:

(in thousands)
Cash and cash equivalents	$6,842
Accounts receivable	6,686
Inventories	324
Income taxes receivable	2,062
Other current and non-current assets	706
Property and equipment	26,199
Intangible assets	10,862
Goodwill	4,307
Accounts payable	(4,514)
Accrued expenses	(2,946)
Payable to former stockholders (1)	(2,062)
Deferred revenue	(1,677)
Debt	(9,350)
Income taxes payable, noncurrent	(949)
Deferred tax liabilities, noncurrent	(3,566)
Total net assets acquired	$32,924
(1) Includes amounts payable to former PRHC stockholders related to tax refund receivables under the terms of the Purchase Agreement.
Intangible assets are recorded at estimated fair value, as determined by management based on available information which includes a preliminary valuation prepared by an independent third party. The fair values assigned to identifiable intangible assets were determined through the use of the income approach. The major assumptions used in arriving at the estimated identifiable intangible asset values included management’s preliminary estimates of future cash flows, discounted at an appropriate rate of return as well as projected customer attrition rates. The useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows. The following table summarizes the fair value of acquired identifiable intangible assets as of the acquisition date:

(in thousands)	Weighted Average Useful Lives (in years)	Fair Value
Philips Contract	3.3	$2,165
Trademarks	6.0	3,823
Customer relationships	10.0	4,874
Total intangible assets acquired, excluding goodwill	7.3	$10,862
The goodwill arising from the acquisition relates to the synergies and economies of scale expected from combining the operations of Digirad and DMS Health. The goodwill will be allocated to our Mobile Healthcare and Medical Equipment Sales and Service segments upon finalization of the purchase price allocation and will not be deductible for federal and state tax reporting purposes.
DMS Health's operating results were included in the Company's consolidated results of operations beginning on January 1, 2016. Revenues and operating income for the three months' ended March 31, 2016 include revenues and operating income attributable to DMS Health of $15.6 million and $0.5 million, respectively.

The following table represents the unaudited pro forma consolidated results of operations for the three months ended March 31, 2016 and 2015 as if the acquisition of DMS Health operations had occurred as of January 1, 2015.

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Revenues	$31,157	$31,193
Net income	$371	$795
Net income per share:
Basic	$0.02	$0.04
Diluted	$0.02	$0.04
The pro forma information has been adjusted to eliminate acquisition-related costs of $1.5 million incurred during the three months ended March 31, 2016. The income tax benefit of $12.5 million related to the release of valuation allowance as a result of the acquisition (See Note 10) has also been excluded to give effect to pro forma results that are expected to have a continuing impact on the combined results.
The pro forma information for the three months ended March 31, 2015 also include primarily adjustments for depreciation related to the fair value of property and equipment acquired, amortization expense related to acquired intangibles, and additional interest expense associated with the Company's financing arrangements relating to this acquisition.
The pro forma supplemental information is for informational purposes only, and is not necessarily indicative of what the combined company’s results actually would have been had the acquisition been completed as of the beginning of the periods as indicated. In addition, the pro forma supplemental information does not purport to project the future results of the combined company.
MD Office Solutions (2015)
On March 5, 2015, we entered into an Agreement of Merger and Plan of Reorganization (the "Merger Agreement") to acquire MD Office Solutions ("MD Office"). MD Office is a provider of in-office nuclear cardiology imaging in the northern and central California regions. The acquisition expands the geographical region in which we are able to provide our in-office nuclear cardiology imaging services.
Total consideration related to the Merger Agreement paid to the sellers was 610,000 shares of common stock of Digirad Corporation, with a total value at closing of $2.7 million. The Company issued new shares for the consideration. In addition, there is an earn-out opportunity of up to $0.4 million in cash over approximately three years based on the MD Office business meeting certain earnings before interest, taxes, depreciation, and amortization ("EBITDA") milestones. The sellers will receive fifty percent of the EBITDA generated by the MD Office business in excess of the EBITDA milestone amounts, which are $0.7 million for each of the annual periods ending December 31, 2015, 2016, and 2017, with the target for 2015 being prorated based on the close date.
At March 31, 2016, we have estimated the fair value of the contingent earn-out opportunity to be $0.1 million. The earn-out opportunity is estimated based on the expected performance of the business over the period from the acquisition date through December 31, 2017, utilizing an income approach. It is reasonably possible that our estimate of the earn-out potential could change in the near term. Any adjustment in the estimated earn-out opportunity until settled will be recorded as a gain or loss to current operations in the period the estimate changes.
The below tables display estimated proforma results for the three months ended March 31, 2015 had the business acquisition been completed as of January 1, 2014. In deriving the proforma results, we utilized the historical operating results of MD Office and adjusted for the impact of the purchase accounting and transaction costs as if the acquisition occurred on January 1, 2014.

Three Months Ended March 31,
(in thousands)	2015
Revenues	$14,406
Net income	$895

Included within our consolidated operating results for the period ending March 31, 2015 are MD Office operations for the period March 6, 2015 through March 31, 2015 as follows:

(in thousands)	March 6, 2015 - March 31, 2015
Revenues	$216
Net loss	$(106)
Included within the results for MD Office for the period ending March 31, 2015 is approximately $0.1 million of transaction costs related to the acquisition. These costs are classified as general and administrative expenses in the consolidated statements of comprehensive income.
Note 4. Inventories
Our inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) and we review inventory balances for excess and obsolete inventory levels on a quarterly basis. The components of inventory are as follows:

(in thousands)	March 31, 2016	December 31, 2015
Inventories:
Raw materials	$2,388	$2,600
Work-in-process	1,553	1,649
Finished goods	1,426	851
Total inventories	5,367	5,100
Less reserve for excess and obsolete inventories	(559)	(719)
Total inventories, net	$4,808	$4,381

Note 5. Property and Equipment

Property and equipment consists of the following:

(in thousands)	March 31, 2016	December 31, 2015
Property and equipment:
Land	$1,170	$—
Buildings and leasehold improvements	2,914	583
Machinery and equipment	46,996	25,254
Computer hardware and software	4,259	3,555
Total property and equipment	55,339	29,392
Less accumulated depreciation	(23,372)	(23,140)
Total property and equipment, net	$31,967	$6,252

Note 6. Intangibles and Goodwill
Intangibles and goodwill consists of the following:

	March 31, 2016
(in thousands)	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net (1)
Intangible assets with infinite useful lives:
Goodwill (2)	Infinite	$7,205	$—	$7,205

Intangible assets with finite useful lives:
Customer relationships (2)	9.5	$10,363	$(3,475)	$6,888
Trademarks (2)	6.3	4,610	(335)	4,275
Distribution agreement (2)	3.3	2,165	(164)	2,001
Patents	15.0	141	(128)	13
Covenants not to compete	5.0	251	(67)	184
Total intangible assets, net		$17,530	$(4,169)	$13,361

	December 31, 2015
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net (1)
Intangible assets with infinite useful lives:
Goodwill	Infinite	$2,897	$—	$2,897

Intangible assets with finite useful lives:
Customer relationships	8.2	$5,489	$(3,259)	$2,230
Trademarks	8.0	787	(150)	637
Patents	14.6	141	(125)	16
Covenants not to compete	5.0	251	(55)	196
Total intangible assets, net		$6,668	$(3,589)	$3,079

(1)
Amortization expense for intangible assets, net was $0.6 million for the three months ended March 31, 2016 and $0.1 million for the three months ended March 31, 2015. Estimated amortization expense for intangible assets for the remainder of 2016 is $1.7 million, for 2017 is $2.3 million, for 2018 is $2.3 million, for 2019 is $1.8 million, for 2020 is $1.5 million, for 2021 is $1.5 million, and thereafter is $2.3 million.

(2)	As a result of our acquisition of DMS Health Technologies on January 1, 2016, we recorded certain intangible assets (See Note 3).
Note 7. Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis. The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at March 31, 2016 and December 31, 2015.

	Fair Value as of March 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$2,518	$—	$2,518
Equity securities	—	481	—	481
Total	$—	$2,999	$—	$2,999

Liabilities:
Acquisition related contingent consideration	$—	$—	$156	$156

	Fair Value as of December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$3,227	$—	$3,227
Equity securities	—	491	—	491
Total	$—	$3,718	$—	$3,718

Liabilities:
Acquisition related contingent consideration	$—	$—	$175	$175

The fair value of our corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, and/or offers. We did not reclassify any investments between levels in the fair value hierarchy during the three months ended March 31, 2016.
Equity securities consist of shares of Perma-Fix Medical S.A. ("Perma-Fix Medical") a publicly traded company listed on the NewConnect market of the Warsaw Stock Exchange. Fair value of the Perma-Fix Medical investment is based on the closing price observed on March 31, 2016.
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
Changes in estimated fair value of contingent consideration liabilities (Level 3 measurement) from December 31, 2015 to March 31, 2016 are as follows (in thousands):

	Telerhythmics Contingent Consideration	MD Office Solutions Contingent Consideration	Total Contingent Consideration
Balance at December 31, 2015	$22	$153	$175
Contingent consideration payments	—	(19)	(19)
Change in estimated fair value	—	—	—
Balance at March 31, 2016	$22	$134	$156
As of March 31, 2016, the estimated fair value of the outstanding borrowings under our Credit Agreement (See Note 8) was approximately $32.0 million as determined through use of Level 3 fair value inputs as defined in the fair value hierarchy of ASC topic 815.
Securities Available-for-Sale
Securities available-for-sale primarily consist of investment grade corporate debt securities. In addition, we own shares of common stock issued by Perma-Fix Medical, a publicly traded company on the NewConnect market of the Warsaw Stock Exchange. We classify all debt securities as available-for-sale and as current assets, as the sale of such securities may be required prior to maturity to execute management strategies. The Perma-Fix Medical equity securities are classified as an other asset (non-current), as the investment is strategic in nature and our current intent is to hold the investment over a several year period. Securities available-for-sale are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. It is not more likely than not that we will be required to sell investments before recovery of their amortized costs. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and included in interest income. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in other income (expense) within the condensed consolidated statements of comprehensive income. The realized gains and losses on these sales were minimal for the three months ended March 31, 2016 and 2015.

The following table sets forth the composition of securities available-for-sale as of March 31, 2016 and December 31, 2015.

	Maturity in Years	Cost	Unrealized		Fair Value
As of March 31, 2016 (in thousands)			Gains	Losses
Corporate debt securities	Less than 1 year	$2,518	$1	$(1)	$2,518
Corporate debt securities	1-3 years	—	—	—	—
Equity securities	-	721	—	(240)	481
		$3,239	$1	$(241)	$2,999

	Maturity in Years	Cost	Unrealized		Fair Value
As of December 31, 2015 (in thousands)			Gains	Losses
Corporate debt securities	Less than 1 year	$2,311	$—	$(5)	$2,306
Corporate debt securities	1-3 years	926	—	(5)	921
Equity securities	-	721	—	(230)	491
		$3,958	$—	$(240)	$3,718

Note 8. Debt
On January 1, 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, and the subsidiaries of the Company, and the lenders party thereto (the “Lenders”), with Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent. The Credit Agreement is a five-year credit facility, maturing on January 1, 2021, with a maximum credit amount of $40.0 million (the “Credit Facility”). It consisted of a term loan of $20.0 million (“Term Loan A”), a second term loan of $7.5 million (“Term Loan B”), and a revolving credit facility with a maximum commitment of $12.5 million (the “Revolver”). Commitments under Term Loan A and the Revolver are subject to underlying eligible assets of the Company. In the case of the Term Loan A, underlying property, plant and equipment, and in the case of the Revolver, eligible accounts receivable and inventory, all as defined in the Credit Agreement.
At the Company’s option, the Credit Facility will bear interest at a floating rate of either (i) the LIBOR Rate, as defined in the Credit Agreement, plus an applicable margin depending on the borrowing type as follows: 2.5% for Term Loan A; 5.0% for Term Loan B; and 2.0% for the Revolver; or (ii) the Base Rate, as defined in the Credit Agreement, plus an applicable margin depending on the borrowing type as follows: 1.5% for Term Loan A; 4.0% for Term Loan B; and 1.0% for the Revolver. As further defined in the Credit Agreement, “Base Rate” means the greatest of (a) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5%, (b) the LIBOR Rate (which rate will be calculated based upon an interest period of one month and will be determined on a daily basis), plus 1%, and (c) the rate of interest announced, from time to time, within Wells Fargo at its principal office in San Francisco as its “prime rate.” In addition to interest on outstanding borrowings under the Credit Facility, the Revolver bears an unused line fee of 0.25%, which is presented as interest expense.
At March 31, 2016, the total outstanding borrowings on the Credit Agreement, net of associated deferred financing costs, was as follows:

	March 31, 2016	Interest Rate at March 31, 2016
Term A, less unamortized discount of $0.6 million	$18,964	2.94%
Term B, less unamortized discount of $0.2 million	6,891	5.44%
Revolver	5,357	2.44%
Total borrowing	31,212
Less: current portion	5,085
Long-term portion	$26,127
Total interest expense associated with the Credit Facility was $0.4 million for the three months ended March 31, 2016.
The Credit Agreement contains certain representations, warranties, events of default, mandatory prepayment requirements, as well as certain affirmative and negative covenants customary for Credit Agreements of this type. These covenants include restrictions on borrowings, investments, and divestitures, as well as limitations on the Company’s ability to make certain restricted payments, including payment of dividends. These restrictions do not prevent or prohibit the payment of dividends by the Company consistent with past practice, subject to satisfaction of certain conditions. Further, the Credit Agreement requires the Company to maintain certain restricted cash, cash equivalents, and securities available-for-sale balances, at various decreasing levels through January 1, 2018, as cash collateral under the agreement. At March 31, 2016, the Company was required to maintain $6.0 million million as cash collateral, consisting of $3.5 million which has been classified as long-term restricted cash and $2.5 million as available for-sale securities in the accompanying unaudited consolidated consolidated balance sheets.
As of March 31, 2016, we had $9.7 million of cash, cash equivalents, and securities available-for-sale and $0.8 million available under our revolving line of credit. Though we had $9.7 million of cash and securities available-for-sale as of March 31, 2016, we expect in future periods to utilize most of our available cash to minimize our outstanding balance on our line of credit in order to minimize interest expense.
The Company is permitted to make voluntary prepayments on amounts borrowed under the Credit Agreement at any time, in whole or in part, without penalty unless in connection with the full repayment of all amounts owed under the Credit Agreement. In the event that the Company fully repays all obligations and terminates the Credit Agreement prior to January 1, 2017, the Company shall be required to pay a prepayment penalty in the amount equal to 1.0% times the maximum credit amount of the Credit Agreement. After January 2, 2017, the Company shall not be required to pay a prepayment penalty. Furthermore, the Company shall be required to prepay amounts borrowed under the Credit Agreement in the event that the Company receives cash flows in excess of specified percentages upon the occurrence of certain events, such as the sale or disposition of assets or other property, legal judgments or settlements, sale of equity, and other payments received not in the ordinary course of business.
Upon the occurrence and during the continuation of an event of default under the Credit Agreement, the Lenders may, among other things, declare the loans and all other obligations under the Credit Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Credit Agreement bear interest. If an event of default occurs related to the insolvency or bankruptcy of the Company, the loans and all other obligations under the Credit Agreement shall automatically become due and payable. The Company was in compliance with all covenants as of March 31, 2016.
Pursuant to a separate Guaranty and Security Agreement dated January 1, 2016, between the Company, its subsidiaries and Wells Fargo, the Credit Facility is secured by a first-priority security interest on substantially all of the assets of the Company and its subsidiaries and a pledge of all shares and membership interests of the Company’s subsidiaries.
Debt maturities. As of March 31, 2016, maturities of long-term obligations for the next five years and thereafter are as follows:

Debt Maturities
April 1 - December 31, 2016	$3,806
2017	5,136
2018	5,209
2019	2,961
2020	2,784
January 1, 2021	11,316
Total	$31,212
Note 9. Commitments and Contingencies

Leases
We currently lease facilities and certain automotive equipment under non-cancelable operating leases expiring from April 1, 2016 through November 30, 2021. Rent expense is recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured as determined at lease inception. The difference between rent expense and rent paid is recorded as deferred rent and is included in other liabilities. Rent expense was approximately $0.3 million for each of the three months ended March 31, 2016 and March 31, 2015.
As of March 31, 2016, we financed certain information technology and medical equipment and vehicles under capital leases. These obligations are secured by the specific equipment financed under each lease and will be repaid monthly over the remaining lease terms through March 31, 2020.
The future minimum lease payments due under both non-cancelable operating leases and capital leases having initial or remaining lease terms in excess of one year as of March 31, 2016 are as follows (in thousands):

	Operating Leases	Capital Leases
April 1 - December 31, 2016	$1,719	$599
2017	904	634
2018	713	276
2019	645	90
2020	579	13
2021	164	—
Thereafter	—	—
Total future minimum lease payments	$4,724	1,612
Less amounts representing interest		(92)
Present value of obligations		1,520
Less: current capital lease obligation		(719)
Total long-terms capital lease obligations		$801

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
Note 10. Income Taxes

We provide for income taxes under the liability method.  This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements.  We provide a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before we are able to realize their benefit.  We calculate the valuation allowance in accordance with the authoritative guidance relating to income taxes, which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance.  Significant judgment is required in determining any valuation allowance against deferred tax assets.  As of December 31, 2015, we had established a valuation allowance against a portion of our deferred tax assets.  The valuation allowance was provided against deferred tax assets that were projected to expire before being utilized. As a result of the acquisition of DMS Health Technologies on January 1, 2016 (See Note 3), the Company has determined that it is more likely than not that additional deferred tax assets will be realized due to the increases in the Company's forecasted taxable income.

The Company projects to realize approximately $14.0 million of additional deferred tax assets as a result of forecasted future income and the reversal of existing deferred tax liabilities. Approximately $12.5 million of the valuation allowance release was recorded as a discrete income tax benefit in the three months ended March 31, 2016. The remaining $1.5 million of income tax benefit associated with the valuation allowance release will be recorded in 2016 ratably as income is generated throughout the year. The release of the valuation allowance will not affect the amount of cash paid for income taxes. We will continue to maintain a valuation allowance related to deferred tax assets that are projected to expire before being utilized.

We will reassess the ability to realize the deferred tax assets on a quarterly basis.  If it is more likely than not that we will not realize the recognized deferred tax assets, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to tax expense.  Conversely if new events indicate that it is more likely than not that we will realize additional deferred tax assets, then all or a portion of the remaining valuation allowance may be released, which would result in a tax benefit. As of March 31, 2016, we had unrecognized tax benefits of approximately $4.8 million related to uncertain tax positions. Included in the unrecognized tax benefits were $4.0 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.

We file income tax returns in the US and in various state jurisdictions with varying statutes of limitations.  We are no longer subject to income tax examination by tax authorities for years prior to 2011; however, our net operating loss and research credit carryovers arising prior to that year are subject to adjustment.  It is our policy to recognize interest expense and penalties related to uncertain income tax matters as a component of income tax expense.
Note 11. Segments
On January 1, 2016, we acquired DMS Health. With the acquisition of DMS Health, we now operate the Company in four reportable segments:
1.Diagnostic Services
2.Diagnostic Imaging
3.Mobile Healthcare
4.Medical Equipment Sales and Service
Diagnostic Services. Through Diagnostic Services, we offer a convenient and economically efficient imaging and monitoring services program as an alternative to purchasing equipment or outsourcing the procedures to another physician or imaging center. For physicians who wish to perform nuclear imaging, echocardiography, vascular or general ultrasound tests, we provide the ability for them to engage our services, which includes the use of our imaging system, qualified personnel, and related items required to perform imaging in their own offices and bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for those services. These services are primarily provided to smaller cardiology and related physician practice customers, though we do provide some services to hospital systems.
Diagnostic Imaging. Through Diagnostic Imaging, we sell our internally developed solid-state gamma cameras and camera maintenance contracts. Our systems include nuclear cardiac imaging and general purposes nuclear imaging as well. We sell our imaging systems to physician offices and hospitals primarily in the United States, although we have sold a small number of imaging systems internationally.
Mobile Healthcare. Through our Mobile Healthcare business unit, we provide outsourced diagnostic imaging, including PET, CT, MRI, and healthcare expertise to hospitals, integrated delivery networks (“IDNs”), and federal institutions on a long-term contract basis, but can also provide provisional services to institutions that are in transition. These services are provided primarily when there is a cost, ease and efficiency component of providing the services directly rather than owning and operating the related services and equipment directly by our customers.
Medical Equipment Sales and Service. Through Medical Equipment Sales and Service, we provide outsourced sales and service efforts with our exclusive contract with Philips Healthcare within a defined region in the upper Midwest region of the United States. We primarily sell Philips branded imaging and patient monitoring systems, and collect a commission on these sales, though we never take title to the underlying equipment. We also warranty and service certain Philips equipment within this territory related to equipment we have sold or other equipment sold in the territory.
Our reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the gross profit and operating income (loss) by each segment excluding transaction and integration costs of DMS Health Technologies. The Company does not identify or allocate its assets by operating segments.

	Three Months Ended March 31,
(in thousands)	2016	2015
Revenue by segment:
Diagnostic Services	$12,012	$10,563
Diagnostic Imaging	3,582	3,276
Mobile Healthcare	11,993	—
Medical Equipment Sales and Service	3,570	—
Condensed consolidated revenue	$31,157	$13,839
Gross profit by segment:
Diagnostic Services	$2,548	$2,058
Diagnostic Imaging	1,715	1,590
Mobile Healthcare	2,951	—
Medical Equipment Sales and Service	1,851	—
Condensed consolidated gross profit	$9,065	$3,648
Income (loss) from operations by segment:
Diagnostic Services	$(134)	$(537)
Diagnostic Imaging	503	702
Mobile Healthcare	243	—
Medical Equipment Sales and Service	285	—
Segment income from operations	897	165
Unallocated Items (1)	(1,450)	—
Condensed consolidated income (loss) from operations	$(553)	$165
(1) Includes transaction and integration costs associated with the DMS Health acquisition on January 1, 2016.
Note 12. Subsequent Events
On April 29, 2016, the Company announced a cash dividend of $0.05 per share payable on May 27, 2016 to shareholders of record on May 13, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations (“MD&A”), contains forward-looking statements that involve risks and uncertainties. Please see “Important Information Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes thereto for the fiscal year ended December 31, 2015, which were included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2016.
The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.
Overview
Digirad delivers convenient, effective, and efficient healthcare solutions on an as needed, when needed, and where needed basis. Digirad's diverse portfolio of mobile healthcare solutions and medical equipment and services, including diagnostic imaging and patient monitoring, provides hospitals, physician practices, and imaging centers throughout the United States access to technology and services necessary to provide exceptional patient care in the rapidly changing healthcare environment.
Strategy
For many years since our Initial Public Offering in 2004, we focused significant efforts on research and development activities to develop and further enhance our nuclear imaging cameras, primarily for alternative uses within the healthcare environment. These efforts, along with a fixed infrastructure that was sized for a much higher volume of manufacturing and sales of our nuclear imaging cameras than we have experienced, resulted in several years of financial losses. On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs and improve profitability (the "Diagnostic Imaging restructuring initiative"). The Diagnostic Imaging restructuring initiative involved a reduction in force focused on manufacturing, research and development, and administrative personnel. In addition, we entered into an agreement in September 2013 with a third party to outsource the majority of the manufacturing associated with our cameras. All restructuring efforts associated with this initiative were complete as of June 30, 2014. Further, on January 27, 2014, we entered into a termination agreement to end the lease on our 47,000 square foot former headquarters facility in Poway, California (the “Facilities restructuring initiative”) and moved our Diagnostic Imaging operations into a separate 21,300 square foot facility. All restructuring efforts associated with the Facilities restructuring initiative were complete as of December 31, 2014. We believe that our cameras have underlying technology and related patents that make them relevant for many years into the future, negating the need for a fixed cost research and development infrastructure.
Our main strategic focus as the Company moves into the future is to grow the Company into an integrated healthcare services company that addresses the rapidly changing healthcare environment. We believe that there are many opportunities to provide outsourced and mobile healthcare services and solutions in the current healthcare environment. We believe this strategy will be accomplished by:
1.Focused organic growth on our core businesses;
2.Introducing new service offerings through our existing businesses or through acquisition; and
3.Acquisition of similar or complimentary healthcare service companies.
Recent Acquisitions
On March 13, 2014, we acquired Telerhythmics, LLC ("Telerhythmics"), which broadened our suite of service offerings provided through the Diagnostic Services segment, enabling the provision of outsourced cardiac event monitoring services. Providing these services offers flexibility and convenience to our customers who do not have to incur the costs of staffing, equipment, and logistics to monitor patients as part of their standard of care. Our cardiac event monitoring services are provided primarily through an independent diagnostic testing facility model which allows us to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for services provided. As such, our cardiac event monitoring services are subject to reimbursements from Medicare, Medicaid, and third-party insurers which are subject to change on a periodic basis. Our cardiac event monitoring services are mainly provided to physician practices and hospitals.
On March 5, 2015, we acquired MD Office Solutions ("MD Office"), a provider of in-office nuclear cardiology imaging in the northern and central California regions, which broadened our footprint in California and was incorporated into our Diagnostic Services business.

On January 1, 2016, we acquired Project Rendezvous Holding Corporation, the holding company of DMS Health Technologies. DMS Health Technologies (“DMS Health”) offers mobile diagnostic imaging across multiple imaging modalities, including Positron Emission Tomography (“PET”), Computed Tomography (“CT”), Magnetic Resonance Imaging (“MRI”) as well as other imaging and healthcare services. These services are provided to regional and rural hospitals and institutions throughout the United States. In addition, DMS Health, through an exclusive relationship with Philips Healthcare, services and sells Philips' imaging and patient monitoring equipment within a defined region of the upper Midwest region of the United States. With the addition of DMS Health, we added two new business units to Digirad: Mobile Healthcare and Medical Equipment Sales and Service. Further, the addition of DMS is expected to approximately double the revenue of the Company from the 2015 levels, as well as have a significant impact on all major categories of our financial statements.
Business Segments
With the acquisition of DMS Health, we now operate the Company in four reportable segments:
1.Diagnostic Services
2.Diagnostic Imaging
3.Mobile Healthcare
4.Medical Equipment Sales and Service
Diagnostic Services. Through Diagnostic Services, we offer a convenient and economically efficient imaging and monitoring services program as an alternative to purchasing equipment or outsourcing the procedures to another physician or imaging center. For physicians who wish to perform nuclear imaging, echocardiography, vascular or general ultrasound tests, we provide the ability for them to engage our services, which includes the use of our imaging system, qualified personnel, and related items required to perform imaging in their own offices and bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for those services. These services are primarily provided to smaller cardiology and related physician practice customers, though we do provide some services to hospital systems.
Diagnostic Imaging. Through Diagnostic Imaging, we sell our internally developed solid-state gamma cameras and camera maintenance contracts. Our systems include nuclear cardiac imaging and general purposes nuclear imaging as well. We sell our imaging systems to physician offices and hospitals primarily in the United States, although we have sold a small number of imaging systems internationally.
Mobile Healthcare. Through our Mobile Healthcare business unit, we provide outsourced diagnostic imaging, including PET, CT, MRI, and healthcare expertise to hospitals, integrated delivery networks (“IDNs”), and federal institutions on a long-term contract basis, but can also provide provisional services to institutions that are in transition. These services are provided primarily when there is a cost, ease and efficiency component of providing the services directly rather than owning and operating the related services and equipment directly by our customers.
Medical Equipment Sales and Service. Through Medical Equipment Sales and Service, we provide outsourced sales and service efforts with our exclusive contract with Philips Healthcare within a defined region in the upper Midwest region of the United States. We primarily sell Philips branded imaging and patient monitoring systems, and collect a commission on these sales, though we never take title to the underlying equipment. We also warranty and service certain Philips equipment within this territory related to equipment we have sold or other equipment sold in the territory.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions, and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the three months ended March 31, 2016.

Results of Operations
The following tables set forth our results from operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	Percent of 2016 Revenues	2015	Percent of 2015 Revenues	Change from Prior Year
(in thousands)					Dollars	Percent
Revenues:
Services	$24,005	77.0%	$10,563	76.3%	$13,442	127.3%
Product and product-related	7,152	23.0%	3,276	23.7%	3,876	118.3%
Total revenues	31,157	100.0%	13,839	100.0%	17,318	125.1%
Cost of revenues:
Services	18,506	59.4%	8,505	61.4%	10,001	117.6%
Product and product-related	3,586	11.5%	1,686	12.2%	1,900	112.7%
Total cost of revenues	22,092	70.9%	10,191	73.6%	11,901	116.8%
Gross profit	9,065	29.1%	3,648	26.4%	5,417	148.5%

Services gross profit percentage	22.9%		19.5%			3.4%
Product and product-related gross profit percentage	49.9%		48.5%			1.4%

Operating expenses:
Marketing and sales	2,625	8.4%	1,210	8.7%	1,415	116.9%
General and administrative	6,414	20.6%	2,168	15.7%	4,246	195.8%
Amortization of intangible assets	579	1.9%	105	0.8%	474	451.4%
Total operating expenses	9,618	30.9%	3,483	25.2%	6,135	176.1%
Income (loss) from operations	(553)	(1.8)%	165	1.2%	(718)	(435.2)%
Total other expense	(299)	(0.9)%	—	—%	(299)	(100.0)%
Income (loss) before income taxes	(852)	(2.7)%	165	1.2%	(1,017)	(616.4)%
Income tax benefit	12,461	40.0%	580	4.2%	11,881	2,048.4%
Net income	$11,609	37.3%	$745	5.4%	$10,864	1,458.3%
In the context of results of operations discussions, the reportable segments Diagnostic Services and Mobile Healthcare are considered "Services," and Diagnostic Imaging and Medical Equipment Sales and Service are considered "Product and Product-Related." All results for the three months ended March 31, 2016 include the associated revenues and expenses related to the DMS Health acquisition since January 1, 2016.
Comparison of the Three Months Ended March 31, 2016 and 2015
Revenues
Consolidated. Consolidated revenue was $31.2 million for the three months ended March 31, 2016, an increase of $17.3 million, or 125.1% compared to the prior year quarter, primarily due to the acquisition of DMS Health, which occurred on January 1, 2016, as well as $0.6 million of incremental revenue associated with the MD Office acquisition, which occurred on March 5, 2015. Excluding the impact of acquisitions, revenue increased $1.2 million due to increases in revenue in both our Diagnostic Services and Diagnostic Imaging segments compared to the prior year quarter. In our Diagnostic Services segment, revenue increased by $0.9 million compared to the prior year quarter due to a greater number of imaging days provided, as well as increased cardiac monitoring revenue from our Telerhythmics business. In the three months ended March 31, 2015, we experienced a high volume of cancellations; for the same period in 2016 we experienced less cancellations, resulting in higher imaging days. In our Diagnostic Imaging segment, revenue increased $0.3 million for the three months ended March 31, 2016 compared to the prior year quarter due to an increase in the number of cameras sold, partially offset by lower revenue associated with camera maintenance contracts. Including the acquisition of DMS Health, services revenue accounted for 77.0% of total revenues for the three months ended March 31, 2016, compared to 76.3% for the prior year quarter. We expect our Services revenue to continue to represent the larger percentage of our consolidated revenue, however the percentage will fluctuate quarter by quarter given the significant variability in the timing and volume of product sales associated with our Diagnostic Imaging and Medical Equipment Sales and Service segments.

Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $9.1 million for the three months ended March 31, 2016, an increase of $5.4 million, or 148.5%, compared to the prior year quarter primarily due to the acquisitions of DMS Health and MD Office. Excluding the impact of these acquisitions, consolidated gross profit increased $0.5 million as a result of improved gross profit as a percentage of revenue in our Diagnostic Services segment, driven primarily by increased revenue and reduced transition costs related to the Telerhythmics acquisition, partially offset by a slight decrease in gross profit percentage in our Diagnostic Imaging segment compared to the prior year quarter. Consolidated gross profit as a percentage of revenue increased to 29.1% for the three months ended March 31, 2016, from 26.4% for the prior year quarter. This increase in gross profit was primarily due to the relative higher gross profit percentage associated with our new Mobile Healthcare and Medical Equipment Sales and Service segments from the acquisition of DMS Health, as well as favorability in our Diagnostic Services segment offsetting a slight decrease in our Diagnostic Imaging segment.
Services. Cost of Services revenue primarily consists of labor, equipment depreciation, radiopharmaceuticals, and other costs associated with the provision of services within our Diagnostic Services and Mobile Healthcare segments. Cost of Services revenue was $18.5 million for the three months ended March 31, 2016, an increase of $10.0 million, or 117.6%, compared to the prior year quarter, primarily due to the acquisitions of DMS Health and MD Office. Excluding the impact of acquisitions, cost of services revenue increased $0.6 million for the three months ended March 31, 2016 compared to the prior year quarter, primarily as a result the increased amount of imaging days provided. Services gross profit was $5.5 million for the three months ended March 31, 2016, an increase of $3.4 million, or 167.2%, compared to the prior year quarter, primarily as a result of the DMS Health acquisition, as well as increased revenue volume and gross profit as a percentage of revenue. Services gross profit as a percentage of revenue increased to 22.9% for the three months ended March 31, 2016 from 19.5% for the prior year quarter primarily due to the acquisition of DMS Health, as well as reduced Telerhythmics transition costs.
Product and Product-Related. Cost of Product revenue primarily consists of labor, parts, materials, and overhead costs associated with our product and services contract offerings. Cost of Product revenue was $3.6 million for the three months ended March 31, 2016, an increase of $1.9 million, or 112.7%, compared to the prior year quarter, primarily as a result of the acquisition of DMS Health. Excluding the impact of the acquisition, cost of Product revenue increased $0.2 million due to increased camera sales during the three months ended March 31, 2016 as compared to the prior year quarter. Product gross profit was $3.6 million for the three months ended March 31, 2016, an increase of $2.0 million, or 124.3%, compared to the prior year quarter primarily as a result of the DMS Health acquisition. Product gross profit as a percentage of revenue was 49.9% for the three months ended March 31, 2016, compared to 48.5% for the prior year quarter, primarily due to favorable changes in product mix and the acquisition of DMS Health, offset by increased manufacturing and overhead costs due in part to a decrease in release of excess inventory reserves in the three months ended March 31, 2016 as compared to the prior year quarter. In the three months ended March 31, 2016 and March 31, 2015, we benefited from a release of $0.1 million and $0.2 million, respectively, of excess inventory reserves.
Operating Expenses
Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials, and trade show costs. Marketing and sales expenses were $2.6 million for the three months ended March 31, 2016, an increase of $1.4 million, or 116.9%, compared to the prior year quarter, primarily as a result of the acquisition of DMS Health. On a go forward basis, we expect marketing and sales expense to generally approximate the level of expense noted in the three months ended March 31, 2016.
General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology, executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $6.4 million for the three months ended March 31, 2016, an increase of $4.2 million, or 195.8%, compared to the prior year quarter primarily as a result of the acquisition of DMS Health and legal and professional integration services costs directly related to the DMS Health acquisition, which were $1.5 million during the three months ended March 31, 2016. On a go forward basis, we expect general and administrative expense to generally approximate the level of expense noted in the three months ended March 31, 2016, notwithstanding any one-time initiatives or costs associated with the integration of DMS Health. For the remainder of 2016, we expect to incur approximately $0.5 million in additional integration-related costs associated with DMS Health.
Amortization of Intangible Assets. The amortization of intangible assets resulted in $0.6 million of expense for the three months ended March 31, 2016, an increase of $0.5 million, or 451.4%, compared to the prior year quarter, primarily as a result of intangibles acquired as part of the acquisition of DMS Health.

Other Expense
Consolidated. Other Expense consists primarily of interest income and expense and other non-operating expenses. Other expense was $0.3 million for the three months ended March 31, 2016, an increase of $0.3 million, compared to the prior year quarter. The increase was due to interest and amortization of debt issuance costs related to debt incurred to acquire DMS Health.
Income Tax Benefit
Consolidated. Income tax benefit was $12.5 million for the three months ended March 31, 2016, an increase of $11.9 million, compared to the prior year quarter. As a result of the DMS Health acquisition on January 1, 2016, we determined that it is more likely than not that additional deferred tax assets will be realized due to increases in the Company's projected taxable income. The release of the associated valuation allowance resulted in an income tax benefit of approximately $14.0 million, of which $12.5 million was recorded as a discrete item in the three months ended March 31, 2016. The remaining benefit of approximately $1.5 million will be recorded in 2016 ratably as income is generated throughout the year. The release of the valuation allowance will not affect the amount of cash paid for income taxes. We will continue to maintain a valuation allowance related to deferred tax assets that are projected to expire before being utilized. See Note 10 to the unaudited condensed consolidated financial statements for further information related to the Company's income taxes.
Liquidity and Capital Resources
We generated $0.7 million of positive cash flow from operations during the three months ended March 31, 2016, and expect to continue to generate positive cash flow from operations on an annual basis in the future. Cash flows from operations primarily represent inflows from net income (adjusted for depreciation, amortization, and other non-cash items), as well as the net effect of changes in working capital. Cash flows from investing activities primarily represent our investment in capital equipment required to maintain and grow our business, as well as acquisitions. Cash flows from financing activities primarily represent net proceeds from borrowings under the Credit Agreement and receipt of cash related to the exercise of stock options, offset by outflows related to dividend payments and repayments of long-term borrowings.
Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and availability on our revolving line of credit. As of March 31, 2016, we had $9.7 million of cash, cash equivalents, and securities available-for-sale and $0.8 million available under our revolving line of credit. Though we had $9.7 million of cash and securities available-for-sale as of March 31, 2016, we expect in future periods to utilize most of our available cash and securities available-for-sale to reduce our outstanding balance on our line of credit in order to minimize interest expense. If we have excess cash balances beyond any outstanding balances on our line of credit, we will generally invest these cash reserves in short-term money market funds, U.S. treasury, and corporate debt securities. We also have available a shelf registration statement that provides us with increased capital flexibility to pursue corporate objectives by allowing us to offer and sell up to $20.0 million of securities.
We require capital principally for capital expenditures, acquisition activity, dividend payments, and to finance accounts receivable and inventory. Our working capital requirements vary from period to period depending on inventory requirements, the timing of deliveries, and the payment cycles of our customers. Our capital expenditures consist primarily of medical imaging and diagnostic devices utilized in the provision of our services, as well as vehicles and information technology hardware and software. Based upon our current level of expenditures, we believe our current working capital, together with cash flows from operating activities, will be more than adequate to meet our anticipated cash requirements for at least the next 12 months.
Sources and Uses of Cash
The following table shows cash flow information for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net cash provided by operating activities	$736	$122
Net cash (used in) provided by investing activities	(26,392)	674
Net cash provided by (used in) financing activities	16,990	(971)
Operating Activities
Net cash provided by operating activities increased $0.6 million for the three months ended March 31, 2016 compared to the prior year period. This provision of cash was primarily related to an increase of net income adjusted for non-cash items generated in the three months ended March 31, 2016, partially offset by higher interest payments.

Investing Activities
Net cash used in investing activities was $26.4 million for the three months ended March 31, 2016 compared to net cash provided by investing activities of $0.7 million in the prior year period. The increase in cash used in investing activities in the three months ended March 31, 2016 was primarily attributable to the outlay of cash to acquire DMS Health, as well as an increase in purchases of capital equipment. See Note 3 to the unaudited condensed consolidated financial statements for further information related to the acquisition of DMS Health. We expect to spend an additional $3.0 to $5.0 million on capital asset purchases during the year ended December 31, 2016 related to the acquisition of DMS Health.
Financing Activities
Net cash provided by financing activities was $17.0 million for the three months ended March 31, 2016 compared to net cash used in financing activities of $1.0 million in the prior year period. The increase in cash provided by financing activities was primarily attributable to proceeds, net of issuance costs, of $32.8 million received to finance the acquisition of DMS Health, partially offset by $11.0 million of repayments of long-term borrowings (including approximately $9.4 million for the repayment of outstanding debt acquired in the DMS Health acquisition), an increase of restricted cash of $3.5 million associated with the maintenance of cash collateral requirements under our new credit facility, and $1.0 million of dividend payments. In future periods, the we expect our financing activities to primarily consist of payments of long-term borrowings and dividend payments.
Financing Transactions
On January 1, 2016, in connection with the acquisition of DMS Health, the Company entered into a Credit Agreement by and among the Company, and the subsidiaries of the Company, and the lenders party thereto, with Wells Fargo Bank as administrative agent. The Credit Agreement is a five-year credit facility, maturing on January 1, 2021, with a maximum credit amount of $40.0 million. It consisted of a term loan of $20.0 million (Term Loan A), a second term loan of $7.5 million (Term Loan B), and a revolving credit facility with a maximum commitment of $12.5 million (the Revolver). Commitments under Term Loan A and the Revolver are subject to underlying eligible assets of the Company. In the case of the Term Loan A, underlying property, plant and equipment, and in the case of the Revolver, eligible accounts receivable and inventory, all as defined in the Credit Agreement. As of March 31, 2016, we had $31.2 million of outstanding debt, net of discounts, on our borrowings under the Credit Agreement.
At our option, the Credit Facility will bear interest at a floating rate of either (i) the LIBOR Rate, as defined in the Credit Agreement, plus an applicable margin depending on the borrowing type as follows: 2.5% for Term Loan A; 5.0% for Term Loan B; and 2.0% for the Revolver; or (ii) the Base Rate, as defined in the Credit Agreement, plus an applicable margin depending on the borrowing type as follows: 1.5% for Term Loan A; 4.0% for Term Loan B; and 1.0% for the Revolver.
We are permitted to make voluntary prepayments on amounts borrowed under the Credit Agreement at any time, in whole or in part, without penalty unless in connection with the full repayment of all amounts owed under the Credit Agreement. In the event that we fully repay all obligations and terminate the Credit Agreement prior to January 1, 2017, we will be required to pay a prepayment penalty in the amount equal to 1.0% times the maximum credit amount of the Credit Agreement. Furthermore, we will be required to prepay amounts borrowed under the Credit Agreement in the event that we receive cash flows in excess of specified percentages upon the occurrence of certain events, such as the sale or disposition of assets or other property, legal judgments or settlements, of the sale of equity, etc.
Debt Covenants
The Credit Agreement contains certain representations, warranties, events of default, mandatory prepayment requirements, as well as certain affirmative and negative covenants customary for Credit Agreements of this type. These covenants include restrictions on borrowings, investments, and divestitures, as well as limitations on our ability to make certain restricted payments, including payment of dividends. These restrictions do not prevent or prohibit our payment of dividends consistent with past practice, subject to satisfaction of certain conditions. Further, the Credit Agreement requires us to maintain certain restricted cash balances through January 1, 2018. Finally, the Credit Agreement requires us to comply with certain financial covenants, including minimum liquidity and fixed charge coverage and leverage ratios. The fixed charge coverage ratio is calculated as the ratio of EBITDA less any unfinanced capital expenditures made or incurred during the period to fixed charges for such period (as defined in the credit agreement), measured on a month-end basis. Per the Credit Agreement, the fixed charge coverage ratio must be at least 1:00 to 1:00 for each trailing twelve month period ending as of the end of a month. The leverage ratio is calculated as the ratio of consolidated debt to EBITDA for the twelve month period ended as of such date.

The leverage ratio requirements, as defined in the Credit Agreement, are set forth in the table below:

Test Period End Date(s)	Leverage Ratio
January 31, 2016 through February 28, 2017	2:50 to 1:00
March 31, 2017 through September 30, 2017	2:25 to 1:00
October 31, 2017 through May 31, 2018	2:00 to 1:00
June 30, 2018 through January 1, 2021	1:75 to 1:00
Upon the occurrence and during the continuation of an event of default under the Credit Agreement, the Lenders may, among other things, declare the loans and all other obligations under the Credit Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Credit Agreement bear interest. If an event of default occurs related to the insolvency or bankruptcy of the Company, the loans and all other obligations under the Credit Agreement shall automatically become due and payable.
We were in compliance with all covenants as of March 31, 2016.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2016, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations
Due to our acquisition of DMS Health and related financing arrangements entered into during the three months ended March 31, 2016, there have been significant changes to our contractual obligations from those disclosed within "Management's Discussion and Analysis of Financial Condition and Results of Operations," as contained in our Annual Report on Form 10-K filed with the SEC on March 1, 2016. The following table summarizes our contractual obligations as of March 31, 2016 (amounts in thousands):

	Payments Due by Period (1)
Contractual Obligations	Total	April 1 - December 31, 2016	2017	2018	2019	2020	Thereafter
Long-term debt	$31,964	$4,018	$5,358	$5,358	$3,059	$2,856	$11,315
Interest on long-term debt (2)	3,139	790	854	630	461	376	28
Operating lease obligations	4,724	1,719	904	713	645	579	164
Capital lease obligations (3)	1,612	599	634	276	90	13	—
Purchase obligations (4)	13,360	3,704	4,939	2,650	1,711	356	—
Total Contractual Obligations	$54,799	$10,830	$12,689	$9,627	$5,966	$4,180	$11,507
(1) The table excludes $0.2 million of contingent consideration related to the acquisitions of Telerhythmics and MD Office.
(2) Interest on variable rate debt was estimated using rates in effect as of March 31, 2016.
(3) Capital lease obligations include related interest obligations.
(4) Amounts include noncancellable service agreements to maintain portions of the fleet of imaging machines in our DMS Health business.

In the schedule of estimated future payments related to our contractual obligations, we excluded unrecognized tax benefits due to the uncertainty of the amount and the period of payment.  As of March 31, 2016, we had unrecognized tax benefits of approximately $4.8 million.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the value of debt securities in our investment portfolio, as well as interest expense under our credit facility. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes on our investments or debt.
For our investments, our risk associated with fluctuating interest rates is limited to investments in interest rate sensitive financial instruments. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in investment grade securities. A 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Changes in interest rates over time will increase or decrease our interest income.
Borrowings under the Company's credit facility bear interest at floating rates plus an applicable margin, based on LIBOR or the base or prime rate. Accordingly, we are exposed to market risk for fluctuations in interest rates. The effect of a 100 basis point change increase in current interest rates on interest expense would be approximately $0.1 million for the three months ended March 31, 2016.

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
As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.
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

Changes in Internal Control over Financial Reporting
Except as described below, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
On January 1, 2016, we completed the acquisition of DMS Health. We are in the process of integrating the operations of DMS Health into our overall internal control over financial reporting process.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 9 to the unaudited condensed consolidated financial statements for a summary of legal proceedings.

ITEM 1A.	RISK FACTORS
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we filed with the SEC on March 1, 2016. Beyond what is described below, the risks and uncertainties described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.
Our relationship with Philips North America could be canceled with a short notice period, severely impacting our revenues and costs.
Through our recent acquisition of DMS Health Technologies, we enjoy a long-standing relationship with Philips Healthcare to sell and service certain imaging and patient monitoring devices in defined region in the upper-Midwest area of the United States. Commissions and servicing revenues from this relationship are a substantial component of our revenues. Though our current agreement with Philips Healthcare continues into 2019, the contract can be canceled for various reasons with a 90-day notice period. If this contract was canceled, we would likely experience revenue declines and increased costs associated with personnel and infrastructure changes related to the contract termination, and we likely would not be able to replace this lost revenue in the near term.
Our Mobile Healthcare mobile fleet is highly utilized; any downtime in our assets can have a material impact on our revenues and costs.
Our Mobile Healthcare business unit utilizes a fleet of highly sophisticated imaging and related transportation assets that require nearly 100% uptime to service our customer needs. Though we utilize an array of highly competent service providers to support our imaging fleet, imaging and related transportation machines can experience unproductive downtime. Any downtime of our imaging fleet can have near term impacts on our revenues and underlying costs.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1
Credit Agreement dated January 1, 2016, by and among Digirad Corporation, certain subsidiaries of the Digirad Corporation identified on the signature pages thereto, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as agent and as sole lead arranger and sole book runner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2016).

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

DIGIRAD CORPORATION

Date:	May 2, 2016	By:	/s/ MATTHEW G. MOLCHAN
Matthew G. Molchan President and Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2016	By:	/s/ JEFFRY R. KEYES
Jeffry R. Keyes Chief Financial Officer (Principal Financial and Accounting Officer)