Form 10-Q
period 2016-06-30
DIGIRAD CORP
filed 2016-08-01
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-35947
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
As of July 27, 2016 the registrant had 19,569,640 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION
TABLE OF CONTENTS

IMPORTANT INFORMATION REGARDING FOWARD-LOOKING STATEMENTS	3
PART I. FINANCIAL INFORMATION	4
Item 1. Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28
PART II. OTHER INFORMATION	29
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Mine Safety Disclosures	29
Item 5. Other Information	29
Item 6. Exhibits	30
EXHIBIT 2.1
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
DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Revenues:
Services	$24,666	$12,179	$48,671	$22,742
Product and product-related	7,424	3,368	14,576	6,645
Total revenues	32,090	15,547	63,247	29,387

Cost of revenues:
Services	19,179	9,213	37,685	17,719
Product and product-related	3,146	1,567	6,732	3,253
Total cost of revenues	22,325	10,780	44,417	20,972

Gross profit	9,765	4,767	18,830	8,415

Operating expenses:
Marketing and sales	2,837	1,268	5,462	2,478
General and administrative	4,878	2,203	11,292	4,371
Amortization of intangible assets	578	133	1,157	238
Total operating expenses	8,293	3,604	17,911	7,087

Income from operations	1,472	1,163	919	1,328

Other (expense) income:
Other (expense) income, net	(58)	—	14	—
Interest expense, net	(379)	(1)	(750)	(1)
Total other expense	(437)	(1)	(736)	(1)

Income before income taxes	1,035	1,162	183	1,327
Income tax (expense) benefit	(37)	(65)	12,424	515
Net income	$998	$1,097	$12,607	$1,842

Net income per share:
Basic	$0.05	$0.06	$0.65	$0.10
Diluted	$0.05	$0.06	$0.63	$0.09

Shares used in per share computations:
Weighted average shares outstanding – basic	19,529	19,263	19,489	19,036
Weighted average shares outstanding – diluted	20,038	19,726	19,991	19,511

Dividends declared per common share	$0.05	$0.05	$0.10	$0.10

Net income	$998	$1,097	$12,607	$1,842
Other comprehensive income:
Unrealized (loss) gain on marketable securities	(23)	(1)	(23)	13
Total other comprehensive (loss) income	(23)	(1)	(23)	13
Comprehensive income	$975	$1,096	$12,584	$1,855
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$3,284	$15,868
Securities available-for-sale	2,259	3,227
Accounts receivable, net	14,067	7,274
Inventories, net	5,806	4,381
Restricted cash	233	233
Other current assets	3,441	764
Total current assets	29,090	31,747
Property and equipment, net	32,019	6,252
Intangible assets, net	12,783	3,079
Goodwill	6,819	2,897
Deferred tax assets	26,804	18,578
Restricted cash	1,892	—
Other assets	1,131	1,560
Total assets	$110,538	$64,113

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,480	$1,369
Accrued compensation	4,875	2,453
Accrued warranty	195	213
Deferred revenue	3,583	1,673
Current portion of long-term debt	5,358	—
Other current liabilities	4,418	2,998
Total current liabilities	23,909	8,706
Long-term debt, net of current portion	19,240	—
Other liabilities	2,038	1,252
Total liabilities	45,187	9,958

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 19,567,617 and 19,416,070 shares issued and outstanding (net of treasury shares) at June 30, 2016 and December 31, 2015, respectively	2	2
Treasury stock, at cost; 2,588,484 shares at June 30, 2016 and December 31, 2015	(5,728)	(5,728)
Additional paid-in capital	152,472	153,860
Accumulated other comprehensive loss	(263)	(240)
Accumulated deficit	(81,132)	(93,739)
Total stockholders’ equity	65,351	54,155
Total liabilities and stockholders’ equity	$110,538	$64,113
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2016	2015
Operating activities
Net income	$12,607	$1,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,691	848
Amortization of intangible assets	1,157	238
Provision for bad debt	423	99
Stock-based compensation	480	285
Amortization of debt discount	150	—
Amortization of loan fees	38	—
(Gain) loss on sale of assets	(33)	10
Amortization of premiums on investments	22	68
Deferred income taxes	(11,806)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(529)	(950)
Inventories	(1,061)	(362)
Other assets	(77)	198
Accounts payable	(669)	1,180
Accrued compensation	(187)	(999)
Deferred revenue	124	(31)
Other liabilities	(531)	(424)
Change in restricted cash	—	244
Net cash provided by operating activities	3,799	2,246

Investing activities
Purchases of property and equipment	(2,959)	(879)
Proceeds from sale of property and equipment	156	17
Maturities of securities available-for-sale	956	1,100
Cash paid for acquisitions, net of cash acquired	(25,482)	3
Net cash (used in) provided by investing activities	(27,329)	241

Financing activities
Proceeds from long-term borrowings	33,257	—
Repayment of long-term debt	(17,731)	—
Change in restricted cash	(1,792)	—
Loan issuance costs	(504)	—
Dividends paid	(1,948)	(1,894)
Issuances of common stock	176	432
Taxes paid related to net share settlement of equity awards	(97)	—
Cash paid for contingent consideration for acquisitions	(27)	—
Repayment of obligations under capital leases	(388)	(190)
Net cash provided by (used in) financing activities	10,946	(1,652)
Net (decrease) increase in cash and cash equivalents	(12,584)	835
Cash and cash equivalents at beginning of period	15,868	14,051
Cash and cash equivalents at end of period	$3,284	$14,886

Non-Cash Investing Activities
Assets acquired by entering into capital leases	$269	$724
Issuance of common stock for acquisition	$—	$2,684
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
With the acquisition of DMS Health, we now operate the Company in four reportable segments:
1.Diagnostic Services
2.Diagnostic Imaging
3.Mobile Healthcare
4.Medical Device Sales and Service
These four reportable segments are collectively referred to herein as the “Company.” See Note 11 to the unaudited condensed consolidated financial statements for more information related to the Company's segments. The accompanying condensed consolidated financial statements include the operations of all reportable segments. Intercompany accounts and transactions are accounted for at cost and have been eliminated in consolidation. All our long-lived assets are located in the United States and substantially all of our revenues arise from sales in the United States.
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
The financial results for the three and six months ended June 30, 2016 include the financial results of DMS Health. See Note 3 to the unaudited condensed consolidated financial statements for more information related to the acquisition of DMS Health.
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued new guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. This guidance will be effective for annual and interim periods beginning after December 15, 2019 with early adoption permitted beginning for periods after December 15, 2018. We are currently evaluating the impact of the guidance on our financial statements.
In March 2016, the FASB amended the existing accounting standards for how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016. This guidance will be applied either prospectively, retrospectively, or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. We are currently evaluating the alternative transition methods and the potential effects of the adoption of this guidance on our financial statements.
In February 2016, the FASB amended the existing accounting standards for the accounting for leases. The amendments are based on the principle that assets and liabilities arising from leases should be recognized within the financial statements. The Company is required to adopt the amendments beginning in 2019. Early adoption is permitted. The amendments must be applied using a modified retrospective transition approach and the FASB decided not to permit a full retrospective transition approach. We are currently evaluating the impact these amendments will have on our consolidated financial statements.
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
Note 2. Basic and Diluted Net Income Per Share
For the three and six months ended June 30, 2016 and 2015, basic net income per common share is computed by dividing net income by the weighted average number of common shares and vested restricted stock units outstanding during the period. Diluted net income per common share is calculated to give effect to all dilutive securities, if applicable, using the treasury stock method.
The following table sets forth the reconciliation of shares used to compute basic and diluted net income per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in thousands)	2016	2015	2016	2015
Weighted average shares outstanding - basic	19,529	19,263	19,489	19,036
Dilutive potential common stock outstanding:
Stock options	421	445	425	459
Restricted stock units	88	18	77	16
Weighted average shares outstanding - diluted	20,038	19,726	19,991	19,511
The following weighted average outstanding common stock equivalents were not included in the calculation of diluted net income per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in thousands)	2016	2015	2016	2015
Stock options	15	2	15	2
Restricted stock units	—	—	—	—
Total	15	2	15	2

Note 3. Acquisitions
DMS Health Technologies (2016)
On January 1, 2016, pursuant to the Stock Purchase Agreement, dated as of October 13, 2015 and as amended on December 31, 2015 (the “Purchase Agreement”), we completed the acquisition of all issued and outstanding stock of Project Rendezvous Holding Corporation ("PRHC"), the ultimate parent company of DMS Health Technologies (collectively referred to hereinafter as "DMS Health Technologies" or "DMS Health"). DMS Health Technologies offers mobile diagnostic imaging across multiple imaging modalities as well as other imaging and healthcare services. These services are provided to regional and rural hospitals and institutions throughout the United States. In addition, DMS Health, through an exclusive relationship with Philips Healthcare, sells and services Philips' imaging and patient monitoring equipment within a defined region of the upper Midwest region of the United States. With the addition of DMS Health, we added two new reportable segments to Digirad: Mobile Healthcare and Medical Device Sales and Service.
The preliminary aggregate purchase price paid at closing was approximately $32.9 million, which included adjustments for pre-existing debt, cash and preliminary working capital adjustments. In June 2016, we agreed on the final working capital adjustment as outlined in the Purchase Agreement. As a result of the settlement, we received proceeds of $0.6 million which was recorded as a reduction to goodwill. The adjusted preliminary purchase price after settlement of the working capital adjustment was $32.3 million as of June 30, 2016, which consisted of the following:

(in thousands)
Cash paid to DMS Health stockholders	$31,368
Cash paid in settlement of share-based compensation awards	1,556
Working capital settlement	(600)
Total purchase price	32,324
Less: cash and cash equivalents acquired	(6,842)
Total purchase price, net of cash acquired	$25,482
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

The acquisition was funded with a combination of cash-on-hand and the financing made available under the credit facility with Wells Fargo Bank, National Association as further described in Note 8 of the unaudited condensed consolidated financial statements. At closing, we also paid $9.4 million for long-term debt outstanding on DMS Health's balance sheet, which was recognized separately from the business combination and presented as a financing activity in the statement of cash flows for the six months ended June 30, 2016. During the six months ended June 30, 2016 and 2015, we incurred transaction and integration related costs of $1.6 million and $0.3 million, respectively, and $3.0 million cumulative to date. These costs are classified as general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income.
The acquisition was accounted for under the acquisition method of accounting for business combinations. The allocations of the purchase price below represent the estimated fair values of assets acquired and liabilities assumed, based upon the information available as of June 30, 2016. These estimates could be adjusted during the measurement period of up to twelve months based on further information regarding events or circumstances which existed at the acquisition date. Such changes could be significant.
The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed on the closing date:

(in thousands)	As originally reported	Measurement period adjustments	As adjusted
Cash and cash equivalents	$6,842		$6,842
Accounts receivable	6,686		6,686
Inventories	324		324
Income taxes receivable	2,062		2,062
Other current and non-current assets	706		706
Property and equipment	26,199	(200)	25,999
Intangible assets	10,862		10,862
Goodwill	4,307	(385)	3,922
Accounts payable	(4,514)		(4,514)
Accrued expenses	(2,946)		(2,946)
Payable to former stockholders (1)	(2,062)		(2,062)
Deferred revenue	(1,677)		(1,677)
Debt	(9,350)		(9,350)
Income taxes payable, noncurrent	(949)		(949)
Deferred tax liabilities, noncurrent	(3,566)	(15)	(3,581)
Total net assets acquired	$32,924	$(600)	$32,324
(1) Includes amounts payable to former PRHC stockholders related to tax refund receivables under the terms of the Purchase Agreement.
In addition to the working capital settlement adjustment of $0.6 million recorded as a reduction to goodwill during the three months ended June 30, 2016, the Company has adjusted amounts related to the valuation of property and equipment that was recognized at the acquisition date to reflect new information about the facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Such adjustments resulted in a net decrease of $0.2 million in property and equipment. Depreciation expense for the three months ended June 30, 2016 was decreased by less than $0.1 million to reflect the effect on earnings as a result of the change to the provisional amounts recognized.
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
The goodwill arising from the acquisition relates to the synergies and economies of scale expected from combining the operations of Digirad and DMS Health. The goodwill will be allocated to our Mobile Healthcare and Medical Device Sales and Service segments upon finalization of the purchase price allocation and will not be deductible for federal and state tax reporting purposes.
DMS Health's operating results were included in the Company's consolidated results of operations beginning on January 1, 2016. Revenues and operating income for the six months ended June 30, 2016 include revenues and operating income attributable to DMS Health of $31.8 million and $1.3 million, respectively.
The following table represents the unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2016 and 2015 as if the acquisition of DMS Health operations had occurred as of January 1, 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Revenues	$32,090	$32,290	$63,247	$63,483
Net income	$748	$1,239	$1,118	$2,034
Net income per share:
Basic	$0.04	$0.07	$0.06	$0.11
Diluted	$0.04	$0.06	$0.06	$0.10
The pro forma information has been adjusted to eliminate acquisition-related costs of $1.6 million and $0.3 million, respectively, during the six months ended June 30, 2016 and 2015. The income tax benefit of $12.5 million related to the release of valuation allowance as a result of the acquisition (See Note 10) has also been excluded to give effect to pro forma results that are expected to have a continuing impact on the combined results.
The pro forma information for the three and six months ended June 30, 2015 also include primarily adjustments for depreciation related to the fair value of property and equipment acquired, amortization expense related to acquired intangibles, and additional interest expense associated with the Company's financing arrangements relating to this acquisition.
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
At June 30, 2016, we have estimated the fair value of the contingent earn-out opportunity to be $0.1 million. The earn-out opportunity is estimated based on the expected performance of the business over the period from the acquisition date through December 31, 2017, utilizing an income approach. It is reasonably possible that our estimate of the earn-out potential could change in the near term. Any adjustment in the estimated earn-out opportunity until settled will be recorded as a gain or loss to current operations in the period the estimate changes.
The below tables display estimated pro forma results for the three and six months ended June 30, 2015 had the business acquisition been completed as of January 1, 2014. In deriving the pro forma results, we utilized the historical operating results of MD Office and adjusted for the impact of the purchase accounting and transaction costs as if the acquisition occurred on January 1, 2014.

(in thousands)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenues	$15,547	$29,953
Net income	$1,150	$2,045
Included within our consolidated operating results for the three and six months ended June 30, 2015 are MD Office operations for the period March 6, 2015 through June 30, 2015 as follows:

(in thousands)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenues	$765	$981
Net income (loss)	$41	$(78)
Included within the results for MD Office for the six months ended June 30, 2015 is approximately $0.2 million of transaction costs related to the acquisition. These costs are classified as general and administrative expenses in the consolidated statements of comprehensive income.
Note 4. Inventories
Our inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) and we review inventory balances for excess and obsolete inventory levels on a quarterly basis. The components of inventory are as follows:

(in thousands)	June 30, 2016	December 31, 2015
Inventories:
Raw materials	$2,621	$2,600
Work-in-process	1,662	1,649
Finished goods	1,967	851
Total inventories	6,250	5,100
Less reserve for excess and obsolete inventories	(444)	(719)
Total inventories, net	$5,806	$4,381

Note 5. Property and Equipment

Property and equipment consists of the following:

(in thousands)	June 30, 2016	December 31, 2015
Property and equipment:
Land	$1,170	$—
Buildings and leasehold improvements	2,935	583
Machinery and equipment	48,306	25,254
Computer hardware and software	4,636	3,555
Total property and equipment	57,047	29,392
Less accumulated depreciation	(25,028)	(23,140)
Total property and equipment, net	$32,019	$6,252

Note 6. Intangibles and Goodwill
Intangibles and goodwill consists of the following:

	June 30, 2016
(in thousands)	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net (1)
Intangible assets with infinite useful lives:
Goodwill (2)	Infinite	$6,819	$—	$6,819

Intangible assets with finite useful lives:
Customer relationships (2)	9.5	$10,363	$(3,689)	$6,674
Trademarks (2)	6.3	4,610	(521)	4,089
Distribution agreement (2)	3.3	2,165	(329)	1,836
Patents	15.0	141	(128)	13
Covenants not to compete	5.0	251	(80)	171
Total intangible assets, net		$17,530	$(4,747)	$12,783

	December 31, 2015
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net (1)
Intangible assets with infinite useful lives:
Goodwill	Infinite	$2,897	$—	$2,897

Intangible assets with finite useful lives:
Customer relationships	8.2	$5,489	$(3,259)	$2,230
Trademarks	8.0	787	(150)	637
Patents	14.6	141	(125)	16
Covenants not to compete	5.0	251	(55)	196
Total intangible assets, net		$6,668	$(3,589)	$3,079

(1)
Amortization expense for intangible assets, net was $1.2 million for the six months ended June 30, 2016 and $0.2 million for the six months ended June 30, 2015. Estimated amortization expense for intangible assets for the remainder of 2016 is $1.2 million, for 2017 is $2.3 million, for 2018 is $2.2 million, for 2019 is $1.8 million, for 2020 is $1.5 million, for 2021 is $1.5 million, and thereafter is $2.3 million.

(2)	As a result of our acquisition of DMS Health Technologies on January 1, 2016, we recorded certain intangible assets (See Note 3).

Note 7. Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis.
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at June 30, 2016 and December 31, 2015.

	Fair Value as of June 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$2,259	$—	$2,259
Equity securities	—	458	—	458
Total	$—	$2,717	$—	$2,717

Liabilities:
Acquisition related contingent consideration	$—	$—	$145	$145

	Fair Value as of December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$3,227	$—	$3,227
Equity securities	—	491	—	491
Total	$—	$3,718	$—	$3,718

Liabilities:
Acquisition related contingent consideration	$—	$—	$175	$175

The fair value of our corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, and/or offers. We did not reclassify any investments between levels in the fair value hierarchy during the six months ended June 30, 2016.
Equity securities consist of shares of Perma-Fix Medical S.A. ("Perma-Fix Medical") a publicly traded company listed on the NewConnect market of the Warsaw Stock Exchange. Fair value of the Perma-Fix Medical investment is based on the closing price observed on June 30, 2016.
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
Changes in estimated fair value of contingent consideration liabilities (Level 3 measurement) from December 31, 2015 to June 30, 2016 are as follows (in thousands):

	Telerhythmics Contingent Consideration	MD Office Solutions Contingent Consideration	Total Contingent Consideration
Balance at December 31, 2015	$22	$153	$175
Contingent consideration payments	—	(27)	(27)
Change in estimated fair value	(17)	14	(3)
Balance at June 30, 2016	$5	$140	$145

The fair values of the Company's term loans and revolving credit facility approximate carrying value due to the variable rate nature of these instruments.

Securities Available-for-Sale
Securities available-for-sale primarily consist of investment grade corporate debt securities. In addition, we own shares of common stock issued by Perma-Fix Medical, a publicly traded company on the NewConnect market of the Warsaw Stock Exchange. We classify all debt securities as available-for-sale and as current assets, as the sale of such securities may be required prior to maturity to execute management strategies. The Perma-Fix Medical equity securities are classified as an other asset (non-current), as the investment is strategic in nature and our current intent is to hold the investment over a several year period. Securities available-for-sale are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. It is not more likely than not that we will be required to sell investments before recovery of their amortized costs. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and included in interest income. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in other income (expense) within the condensed consolidated statements of comprehensive income. The realized gains and losses on these sales were minimal for the three and six months ended June 30, 2016 and 2015.
The following table sets forth the composition of securities available-for-sale as of June 30, 2016 and December 31, 2015.

	Maturity in Years	Cost	Unrealized		Fair Value
As of June 30, 2016 (in thousands)			Gains	Losses
Corporate debt securities	Less than 1 year	$2,259	$—	$—	$2,259
Corporate debt securities	1-3 years	—	—	—	—
Equity securities	-	721	—	(263)	458
		$2,980	$—	$(263)	$2,717

	Maturity in Years	Cost	Unrealized		Fair Value
As of December 31, 2015 (in thousands)			Gains	Losses
Corporate debt securities	Less than 1 year	$2,311	$—	$(5)	$2,306
Corporate debt securities	1-3 years	926	—	(5)	921
Equity securities	-	721	—	(230)	491
		$3,958	$—	$(240)	$3,718

Note 8. Debt
On January 1, 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, and the subsidiaries of the Company, and the lenders party thereto (the “Lenders”), with Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent. The Credit Agreement is a five-year credit facility, maturing on January 1, 2021, with a maximum credit amount of $40.0 million (the “Credit Facility”). It consisted of a term loan of $20.0 million (“Term Loan A”), a second term loan of $7.5 million (“Term Loan B”), and a revolving credit facility with a maximum commitment of $12.5 million (the “Revolver”). Commitments under Term Loan A and the Revolver are subject to underlying eligible assets of the Company. In the case of the Term Loan A, underlying property, plant and equipment, and in the case of the Revolver, eligible accounts receivable and inventory, all as defined in the Credit Agreement. As of June 30, 2016, we had $5.9 million available under our revolving credit facility.
At the Company’s option, the Credit Facility will bear interest at a floating rate of either (i) the LIBOR Rate, as defined in the Credit Agreement, plus an applicable margin depending on the borrowing type as follows: 2.5% for Term Loan A; 5.0% for Term Loan B; and 2.0% for the Revolver; or (ii) the Base Rate, as defined in the Credit Agreement, plus an applicable margin depending on the borrowing type as follows: 1.5% for Term Loan A; 4.0% for Term Loan B; and 1.0% for the Revolver. As further defined in the Credit Agreement, “Base Rate” means the greatest of (a) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5%, (b) the LIBOR Rate (which rate will be calculated based upon an interest period of one month and will be determined on a daily basis), plus 1.0%, and (c) the rate of interest announced, from time to time, within Wells Fargo at its principal office in San Francisco as its “prime rate.” In addition to interest on outstanding borrowings under the Credit Facility, the Revolver bears an unused line fee of 0.25%, which is presented as interest expense.

At June 30, 2016, the total outstanding borrowings on the Credit Agreement, net of associated deferred financing costs, was as follows:

	June 30, 2016	Interest Rate at June 30, 2016
Term A	$18,810	2.96%
Term B	6,457	5.46%
Revolver	9	2.46%
Total borrowing	25,276
Less: net unamortized debt issuance cost	(678)
Less: current portion	(5,358)
Long-term portion	$19,240
Total interest expense associated with the Credit Facility for the six months ended June 30, 2016 was $0.7 million.
The Credit Agreement contains certain representations, warranties, events of default, mandatory prepayment requirements, as well as certain affirmative and negative covenants customary for Credit Agreements of this type. These covenants include restrictions on borrowings, investments, and divestitures, as well as limitations on the Company’s ability to make certain restricted payments, including payment of dividends. These restrictions do not prevent or prohibit the payment of dividends by the Company consistent with past practice, subject to satisfaction of certain conditions. Further, the Credit Agreement requires the Company to maintain certain restricted cash, cash equivalents, and securities available-for-sale balances, at various decreasing levels through January 1, 2018, as cash collateral under the agreement. As of June 30, 2016, the Company was required to maintain $4.0 million as cash collateral, consisting of $1.8 million which has been classified as long-term restricted cash and $2.2 million as available for-sale securities in the accompanying unaudited condensed consolidated balance sheets.
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
Upon the occurrence and during the continuation of an event of default under the Credit Agreement, the Lenders may, among other things, declare the loans and all other obligations under the Credit Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Credit Agreement bear interest. If an event of default occurs related to the insolvency or bankruptcy of the Company, the loans and all other obligations under the Credit Agreement shall automatically become due and payable. The Company was in compliance with all covenants as of June 30, 2016.
Pursuant to a separate Guaranty and Security Agreement dated January 1, 2016, between the Company, its subsidiaries and Wells Fargo, the Credit Facility is secured by a first-priority security interest on substantially all of the assets of the Company and its subsidiaries and a pledge of all shares and membership interests of the Company’s subsidiaries.
Debt maturities. As of June 30, 2016, maturities of long-term obligations for the next five years and thereafter are as follows:

Debt Maturities
July 1 - December 31, 2016	$2,679
2017	5,358
2018	5,358
2019	3,059
2020	2,856
January 1, 2021	5,966
Total	$25,276

Note 9. Commitments and Contingencies

Leases
We currently lease facilities and certain automotive equipment under non-cancelable operating leases expiring from July 1, 2016 through November 30, 2021. Rent expense is recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured as determined at lease inception. The difference between rent expense and rent paid is recorded as deferred rent and is included in other liabilities. Rent expense was approximately $0.6 million for each of the six months ended June 30, 2016 and 2015.
As of June 30, 2016, we financed certain information technology and medical equipment and vehicles under capital leases. These obligations are secured by the specific equipment financed under each lease and will be repaid monthly over the remaining lease terms through July 31, 2020.
The future minimum lease payments due under both non-cancelable operating leases and capital leases having initial or remaining lease terms in excess of one year as of June 30, 2016 are as follows (in thousands):

	Operating Leases	Capital Leases
July 1 - December 31, 2016	$2,970	$403
2017	1,237	665
2018	979	308
2019	780	122
2020	588	29
2021	168	—
Thereafter	—	—
Total future minimum lease payments	$6,722	1,527
Less amounts representing interest		(89)
Present value of obligations		1,438
Less: current capital lease obligation		(713)
Total long-terms capital lease obligations		$725

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
Note 10. Income Taxes

We provide for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements. We provide a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before we are able to realize their benefit. We calculate the valuation allowance in accordance with the authoritative guidance relating to income taxes, which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance.  Significant judgment is required in determining any valuation allowance against deferred tax assets. Previously, as of December 31, 2015, we had established a valuation allowance against a portion of our deferred tax assets. The valuation allowance was provided against deferred tax assets that were projected to expire before being utilized. As a result of the acquisition of DMS Health Technologies on January 1, 2016 (See Note 3), the Company has determined that it is more likely than not that additional deferred tax assets will be realized due to the increases in the Company's forecasted taxable income.

The Company projects to realize approximately $13.6 million of additional deferred tax assets as a result of forecasted future income and the reversal of existing deferred tax liabilities. Approximately $12.5 million of the valuation allowance release was recorded as a discrete income tax benefit in the three months ended March 31, 2016. The remaining $1.1 million of income tax benefit associated with the valuation allowance release will be recorded in 2016 ratably as income is generated throughout the year. The release of the valuation allowance will not affect the amount of cash paid for income taxes. We will continue to maintain a valuation allowance related to deferred tax assets that are projected to expire before being utilized.

We will reassess the ability to realize the deferred tax assets on a quarterly basis. If it is more likely than not that we will not realize the recognized deferred tax assets, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to tax expense. Conversely if new events indicate that it is more likely than not that we will realize additional deferred tax assets, then all or a portion of the remaining valuation allowance may be released, which would result in a tax benefit. As of June 30, 2016, we had unrecognized tax benefits of approximately $4.8 million related to uncertain tax positions. Included in the unrecognized tax benefits were $4.0 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.

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
4.Medical Device Sales and Service
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
Medical Device Sales and Service. Through Medical Device Sales and Service, we provide outsourced sales and service efforts with our exclusive contract with Philips Healthcare within a defined region in the upper Midwest region of the United States. We primarily sell Philips branded imaging and patient monitoring systems, and collect a commission on these sales, though we never take title to the underlying equipment. We also warranty and service certain Philips equipment within this territory related to equipment we have sold or other equipment sold in the territory.
Our reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the gross profit and operating income (loss) by each segment. Beginning in the first quarter of 2016, the definition of our segment operating income excludes transaction and integration costs of DMS Health Technologies. Prior periods have been recast to retroactively reflect this change. The Company does not identify or allocate its assets by operating segments.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Revenue by segment:
Diagnostic Services	$12,469	$12,179	$24,481	$22,742
Diagnostic Imaging	3,418	3,368	7,000	6,645
Mobile Healthcare	12,197	—	24,190	—
Medical Device Sales and Service	4,006	—	7,576	—
Condensed consolidated revenue	$32,090	$15,547	$63,247	$29,387
Gross profit by segment:
Diagnostic Services	$2,907	$2,966	$5,455	$5,023
Diagnostic Imaging	1,851	1,801	3,566	3,392
Mobile Healthcare	2,581	—	5,532	—
Medical Device Sales and Service	2,426	—	4,277	—
Condensed consolidated gross profit	$9,765	$4,767	$18,830	$8,415
Income from operations by segment:
Diagnostic Services	$130	$593	$(4)	$72
Diagnostic Imaging	755	853	1,258	1,564
Mobile Healthcare	(40)	—	203	—
Medical Device Sales and Service	798	—	1,083	—
Segment income from operations	1,643	1,446	2,540	1,636
Unallocated Items (1)	(171)	(283)	(1,621)	(308)
Condensed consolidated income from operations	$1,472	$1,163	$919	$1,328
(1) Includes transaction and integration costs associated with the DMS Health acquisition.

Note 12. Subsequent Events
On July 28, 2016, the Company announced a cash dividend of $0.05 per share payable on August 29, 2016 to shareholders of record on August 17, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Strategy
For many years since our Initial Public Offering in 2004, we focused significant efforts on research and development activities to develop and further enhance our nuclear imaging cameras, primarily for alternative uses within the healthcare environment. These efforts, along with a fixed infrastructure that was sized for a much higher volume of manufacturing and sales of our nuclear imaging cameras than we had experienced, resulted in several years of financial losses. On February 28, 2013, we announced a plan to restructure our Diagnostic Imaging business to significantly reduce costs and improve profitability (the "Diagnostic Imaging restructuring initiative"). The Diagnostic Imaging restructuring initiative involved a reduction in force focused on manufacturing, research and development, and administrative personnel. In addition, we entered into an agreement in September 2013 with a third party to outsource the majority of the manufacturing associated with our cameras. All restructuring efforts associated with this initiative were complete as of June 30, 2014. Further, on January 27, 2014, we entered into a termination agreement to end the lease on our 47,000 square foot former headquarters facility in Poway, California (the “Facilities restructuring initiative”) and moved our Diagnostic Imaging operations into a separate 21,300 square foot facility. All restructuring efforts associated with the Facilities restructuring initiative were complete as of December 31, 2014. We believe that our cameras have underlying technology and related patents that make them relevant for many years into the future, negating the need for a fixed cost research and development infrastructure.
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

On January 1, 2016, we acquired Project Rendezvous Holding Corporation, the holding company of DMS Health Technologies. DMS Health Technologies (“DMS Health”) offers mobile diagnostic imaging across multiple imaging modalities, including Positron Emission Tomography (“PET”), Computed Tomography (“CT”), Magnetic Resonance Imaging (“MRI”) as well as other imaging and healthcare services. These services are provided to regional and rural hospitals and institutions throughout the United States. In addition, DMS Health, through an exclusive relationship with Philips Healthcare, services and sells Philips' imaging and patient monitoring equipment within a defined region of the upper Midwest region of the United States. With the addition of DMS Health, we added two new business units to Digirad: Mobile Healthcare and Medical Device Sales and Service. Further, the addition of DMS is expected to approximately double the revenue of the Company from the 2015 levels, as well as have a significant impact on all major categories of our financial statements.
Business Segments
With the acquisition of DMS Health, we now operate the Company in four reportable segments:
1.Diagnostic Services
2.Diagnostic Imaging
3.Mobile Healthcare
4.Medical Device Sales and Service
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
Medical Device Sales and Service. Through Medical Device Sales and Service, we provide outsourced sales and service efforts with our exclusive contract with Philips Healthcare within a defined region in the upper Midwest region of the United States. We primarily sell Philips branded imaging and patient monitoring systems, and collect a commission on these sales, though we never take title to the underlying equipment. We also warranty and service certain Philips equipment within this territory related to equipment we have sold or other equipment sold in the territory.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions, and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the six months ended June 30, 2016.

Results of Operations
The following tables set forth our results from operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	Percent of 2016 Revenues	2015	Percent of 2015 Revenues	Change from Prior Year
(in thousands)					Dollars	Percent
Revenues:
Services	$24,666	76.9%	$12,179	78.3%	$12,487	102.5%
Product and product-related	7,424	23.1%	3,368	21.7%	4,056	120.4%
Total revenues	32,090	100.0%	15,547	100.0%	16,543	106.4%
Cost of revenues:
Services	19,179	59.8%	9,213	59.2%	9,966	108.2%
Product and product-related	3,146	9.8%	1,567	10.1%	1,579	100.8%
Total cost of revenues	22,325	69.6%	10,780	69.3%	11,545	107.1%
Gross profit	9,765	30.4%	4,767	30.7%	4,998	104.8%

Services gross profit percentage	22.2%		24.4%			(2.2)%
Product and product-related gross profit percentage	57.6%		53.5%			4.1%

Operating expenses:
Marketing and sales	2,837	8.8%	1,268	8.1%	1,569	123.7%
General and administrative	4,878	15.2%	2,203	14.2%	2,675	121.4%
Amortization of intangible assets	578	1.8%	133	0.9%	445	334.6%
Total operating expenses	8,293	25.8%	3,604	23.2%	4,689	130.1%
Income from operations	1,472	4.6%	1,163	7.5%	309	26.6%
Total other expense	(437)	(1.4)%	(1)	—%	(436)	43,600.0%
Income before income taxes	1,035	3.2%	1,162	7.5%	(127)	(10.9)%
Income tax expense	(37)	(0.1)%	(65)	(0.4)%	28	(43.1)%
Net income	$998	3.1%	$1,097	7.1%	$(99)	(9.0)%

	Six Months Ended June 30,
	2016	Percent of 2016 Revenues	2015	Percent of 2015 Revenues	Change from Prior Year
(in thousands)					Dollars	Percent
Revenues:
Services	$48,671	77.0%	$22,742	77.4%	$25,929	114.0%
Product and product-related	14,576	23.0%	6,645	22.6%	7,931	119.4%
Total revenues	63,247	100.0%	29,387	100.0%	33,860	115.2%
Cost of revenues:
Services	37,685	59.6%	17,719	60.3%	19,966	112.7%
Product and product-related	6,732	10.6%	3,253	11.1%	3,479	106.9%
Total cost of revenues	44,417	70.2%	20,972	71.4%	23,445	111.8%
Gross profit	18,830	29.8%	8,415	28.6%	10,415	123.8%

Services gross profit percentage	22.6%		22.1%			0.5%
Product and product-related gross profit percentage	53.8%		51.0%			2.8%

Operating expenses:
Marketing and sales	5,462	8.6%	2,478	8.4%	2,984	120.4%
General and administrative	11,292	17.9%	4,371	14.9%	6,921	158.3%
Amortization of intangible assets	1,157	1.8%	238	0.8%	919	386.1%
Total operating expenses	17,911	28.3%	7,087	24.1%	10,824	152.7%
Income from operations	919	1.5%	1,328	4.5%	(409)	(30.8)%
Total other expense	(736)	(1.2)%	(1)	—%	(735)	73,500.0%
Income before income taxes	183	0.3%	1,327	4.5%	(1,144)	(86.2)%
Income tax benefit	12,424	19.6%	515	1.8%	11,909	2,312.4%
Net income	$12,607	19.9%	$1,842	6.3%	$10,765	584.4%
In the context of results of operations discussions, the reportable segments Diagnostic Services and Mobile Healthcare are considered "Services," and Diagnostic Imaging and Medical Device Sales and Service are considered "Product and Product-Related." All results for the three and six months ended June 30, 2016 include the associated revenues and expenses related to the DMS Health acquisition since January 1, 2016.
Comparison of the Three Months Ended June 30, 2016 and 2015
Revenues
Consolidated. Consolidated revenue was $32.1 million for the three months ended June 30, 2016, an increase of $16.5 million, or 106.4% compared to the prior year quarter, primarily due to the acquisition of DMS Health, which occurred on January 1, 2016. Excluding the impact of the acquisition, revenue increased $0.3 million due to increases in revenue primarily in our Diagnostic Services segment compared to the prior year quarter. Our Diagnostic Services revenue increased due to a greater number of imaging days provided, partially offset by a decrease in the average mobile imaging rate per day. In the three months ended June 30, 2016, we experienced higher volume of imaging days ran from both new and existing customers as compared to the prior year quarter. In our Diagnostic Imaging segment, revenue remained consistent for the three months ended June 30, 2016 compared to the prior year quarter. For the three months ended June 30, 2016 compared to the prior year quarter, Diagnostic Imaging had a more favorable product mix partially offset by a decrease in the number of cameras sold.
Including the acquisition of DMS Health, services revenue accounted for 76.9% of total revenues for the three months ended June 30, 2016, compared to 78.3% for the prior year quarter. We expect our Services revenue to continue to represent the larger percentage of our consolidated revenue; however the percentage will fluctuate quarter by quarter given the significant variability in the timing and volume of product sales associated with our Diagnostic Imaging and Medical Device Sales and Service segments.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $9.8 million for the three months ended June 30, 2016, an increase of $5.0 million, or 104.8%, compared to the prior year quarter primarily due to the acquisition of DMS Health. Excluding the impact of the acquisition, consolidated gross profit was consistent with the prior year quarter, driven by a greater number of imaging days provided, offset by a decrease in the average mobile imaging rate per day and a lower benefit from a release of excess inventory reserves compared to the prior year quarter. Consolidated gross profit as a percentage of revenue decreased to 30.4% for the three months ended June 30, 2016, from 30.7% for the prior year quarter. This decrease in gross profit percentage was primarily due to the relative lower gross profit percentage associated with our new Mobile Healthcare segment from the acquisition of DMS Health, as well as slight unfavorability in our Diagnostic Services segment offset partially a slight increase in our Diagnostic Imaging segment.
Services. Cost of Services revenue primarily consists of labor, equipment depreciation, radiopharmaceuticals, and other costs associated with the provision of services within our Diagnostic Services and Mobile Healthcare segments. Cost of Services revenue was $19.2 million for the three months ended June 30, 2016, an increase of $10.0 million, or 108.2%, compared to the prior year quarter, primarily due to the acquisition of DMS Health. Excluding the impact of the acquisition, cost of services revenue increased $0.4 million for the three months ended June 30, 2016 compared to the prior year quarter, primarily as a result the increased amount of imaging days provided. Services gross profit was $5.5 million for the three months ended June 30, 2016, an increase of $2.5 million, or 85.0%, compared to the prior year quarter, primarily as a result of the DMS Health acquisition, as well as increased revenue volume. Services gross profit as a percentage of revenue decreased to 22.2% for the three months ended June 30, 2016 from 24.4% for the prior year quarter primarily due to the acquisition of DMS Health, as well as slight unfavorability in our Diagnostic Services segment gross profit percentage mainly due to a one-time adjustment of $0.2 million recorded in the the three months ended June 30, 2016 related to past reimbursements from Medicaid in our Telerhythmics business.
Product and Product-Related. Cost of Product revenue primarily consists of labor, parts, materials, and overhead costs associated with our product and services contract offerings. Cost of Product revenue was $3.1 million for the three months ended June 30, 2016, an increase of $1.6 million, or 100.8%, compared to the prior year quarter, primarily as a result of the acquisition of DMS Health. Excluding the impact of the acquisition, cost of Product revenue remained consistent with the prior period quarter. Product gross profit was $4.3 million for the three months ended June 30, 2016, an increase of $2.5 million, or 137.5%, compared to the prior year quarter primarily as a result of the DMS Health acquisition. Product gross profit as a percentage of revenue was 57.6% for the three months ended June 30, 2016, compared to 53.5% for the prior year quarter, primarily due to the acquisition of DMS Health and favorable changes in product mix, partially offset by a decrease in release of excess inventory reserves in the three months ended June 30, 2016 as compared to the prior year quarter. In the three months ended June 30, 2016 and June 30, 2015, we benefited from a release of $0.1 million and $0.2 million, respectively, of excess inventory reserves.
Operating Expenses
Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials, and trade show costs. Marketing and sales expenses were $2.8 million for the three months ended June 30, 2016, an increase of $1.6 million, or 123.7%, compared to the prior year quarter, primarily as a result of the acquisition of DMS Health. On a go forward basis, we expect marketing and sales expense to generally approximate the level of expense noted in the three months ended June 30, 2016.
General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology, executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $4.9 million for the three months ended June 30, 2016, an increase of $2.7 million, or 121.4%, compared to the prior year quarter primarily as a result of the acquisition of DMS Health and legal and professional integration services costs directly related to the DMS Health acquisition, which were $0.2 million during the three months ended June 30, 2016. On a go forward basis, we expect general and administrative expense to generally approximate the level of expense noted in the three months ended June 30, 2016, notwithstanding any one-time initiatives or costs associated with the integration of DMS Health. For the remainder of 2016, we expect to incur approximately $0.3 million in additional integration-related costs associated with DMS Health.
Amortization of Intangible Assets. The amortization of intangible assets resulted in $0.6 million of expense for the three months ended June 30, 2016, an increase of $0.4 million, or 334.6%, compared to the prior year quarter, primarily as a result of intangibles acquired as part of the acquisition of DMS Health.

Other Expense
Consolidated. Other Expense consists primarily of interest income and expense and other non-operating expenses. Other expense was $0.4 million for the three months ended June 30, 2016, an increase of $0.4 million, compared to the prior year quarter. The increase was due to interest and amortization of debt issuance costs related to debt incurred to acquire DMS Health. See "Liquidity and Capital Resources" for a more detailed description of our current outstanding debt.
Income Tax Expense
Consolidated. Income tax expense was less than $0.1 million for both the three months ended June 30, 2016 and June 30, 2015. See Note 10 to the unaudited condensed consolidated financial statements for further information related to the Company's income taxes.
Comparison of the Six Months Ended June 30, 2016 and 2015
Revenues
Consolidated. Consolidated revenue was $63.2 million for the six months ended June 30, 2016, an increase of $33.9 million, or 115.2% compared to the prior year quarter, primarily due to the acquisition of DMS Health, which occurred on January 1, 2016, as well as $0.6 million of incremental revenue associated with the MD Office acquisition, which occurred on March 5, 2015. Excluding the impact of acquisitions, revenue increased $1.5 million due to increases in revenue in both our Diagnostic Services and Diagnostic Imaging segments compared to the prior year period. In our Diagnostic Services segment, revenue increased by $1.2 million compared to the prior year period due to a greater number of imaging days provided, as well as increased cardiac monitoring revenue from our Telerhythmics business, partially offset by a decrease in the average mobile imaging rate per day. In the six months ended June 30, 2016, we experienced higher volume of imaging days ran from both new and existing customers as compared to the prior year period. In addition, during the quarter ended March 31, 2015, we experienced a high rate of cancellations that did not occur during the same period in the six months ended June 30, 2016. In our Diagnostic Imaging segment, revenue increased $0.4 million for the six months ended June 30, 2016 compared to the prior year period due to an increase in the number of cameras sold and a more favorable product mix, partially offset by lower revenue associated with camera maintenance contracts.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $18.8 million for the six months ended June 30, 2016, an increase of $10.4 million, or 123.8%, compared to the prior year period primarily due to the acquisitions of DMS Health and MD Office. Excluding the impact of these acquisitions, consolidated gross profit increased $0.4 million as a result of increased revenue volume and improved product mix, partially offset by a decrease in the average mobile imaging rate per day and a lower benefit from a release of excess inventory reserves compared to the prior year period. Consolidated gross profit as a percentage of revenue increased to 29.8% for the six months ended June 30, 2016, from 28.6% for the prior year period. This increase in gross profit was due to the relative higher gross profit percentage associated with our new Mobile Healthcare and Medical Device Sales and Service segments from the acquisition of DMS Health.
Services. Cost of Services revenue was $37.7 million for the six months ended June 30, 2016, an increase of $20.0 million, or 112.7%, compared to the prior year period, primarily due to the acquisitions of DMS Health and MD Office. Excluding the impact of acquisitions, cost of services revenue increased $0.9 million for the six months ended June 30, 2016 compared to the prior year period, primarily as a result the increased amount of imaging days provided. Services gross profit was $11.0 million for the six months ended June 30, 2016, an increase of $6.0 million, or 118.7%, compared to the prior year period, primarily as a result of the DMS Health acquisition, as well as increased revenue volume and decreased professional service fees related to Telerhythmics. Services gross profit as a percentage of revenue increased to 22.6% for the six months ended June 30, 2016 from 22.1% for the prior year period due to the acquisition of DMS Health. Excluding the acquisition of DMS Health, Services gross profit as a percentage of revenue for the six months ended June 30, 2016 was consistent with the prior year period.
Product and Product-Related. Cost of Product revenue was $6.7 million for the six months ended June 30, 2016, an increase of $3.5 million, or 106.9%, compared to the prior year period, primarily as a result of the acquisition of DMS Health. Excluding the impact of the acquisition, cost of Product revenue increased $0.2 million due to increased camera sales and a decrease in release of excess inventory reserves in the six months ended June 30, 2016 as compared to the prior year period, partially offset by reduced costs associated with camera maintenance contracts. In the six months ended June 30, 2016 and June 30, 2015, we benefited from a release of $0.2 million and $0.4 million, respectively, of excess inventory reserves. Product gross profit was $7.8 million for the six months ended June 30, 2016, an increase of $4.5 million, or 131.3%, compared to the prior year period primarily as a result of the DMS Health acquisition. Product gross profit as a percentage of revenue was 53.8% for the six months ended June 30, 2016, compared to 51.0% for the prior year quarter, due the acquisition of DMS Health. Excluding the acquisition of DMS Health, Product gross profit as a percentage of revenue for the six months ended June 30, 2016 was consistent with the prior year period.

Operating Expenses
Marketing and Sales. Marketing and sales expenses were $5.5 million for the six months ended June 30, 2016, an increase of $3.0 million, or 120.4%, compared to the prior year period, primarily as a result of the acquisition of DMS Health.
General and Administrative. General and administrative expenses were $11.3 million for the six months ended June 30, 2016, an increase of $6.9 million, or 158.3%, compared to the prior year period primarily as a result of the acquisition of DMS Health and legal and professional integration services costs directly related to the DMS Health acquisition, which were $1.6 million during the six months ended June 30, 2016.
Amortization of Intangible Assets. The amortization of intangible assets resulted in $1.2 million of expense for the six months ended June 30, 2016, an increase of $0.9 million, or 386.1%, compared to the prior year period, primarily as a result of intangibles acquired as part of the acquisition of DMS Health.
Other Expense
Consolidated. Other expense was $0.7 million for the six months ended June 30, 2016, an increase of $0.7 million, compared to the prior year period. The increase was due to interest and amortization of debt issuance costs related to debt incurred to acquire DMS Health. See "Liquidity and Capital Resources" for a more detailed description of our current outstanding debt.
Income Tax Benefit
Consolidated. Income tax benefit was $12.4 million for the six months ended June 30, 2016, an increase of $11.9 million compared to the prior year period. During the six months ended June 30, 2015, an income tax benefit of $0.5 million was generated due to the acquisition of MD Office, as a result of the timing and deductibility of certain items for income tax purposes. During the six months ended June 30, 2016, as a result of the DMS Health acquisition on January 1, 2016, we determined that it is more likely than not that additional deferred tax assets will be realized due to increases in the Company's projected taxable income. The release of the associated valuation allowance resulted in an income tax benefit of approximately $13.6 million, of which $12.5 million was recorded as a discrete item in the six months ended June 30, 2016. The remaining benefit of approximately $1.1 million will be recorded in 2016 ratably as income is generated throughout the year. See Note 10 to the unaudited condensed consolidated financial statements for further information related to the Company's income taxes.
Liquidity and Capital Resources
We generated $3.8 million of positive cash flow from operations during the six months ended June 30, 2016, and expect to continue to generate positive cash flow from operations on an annual basis in the future. Cash flows from operations primarily represent inflows from net income (adjusted for depreciation, amortization, and other non-cash items), as well as the net effect of changes in working capital. Cash flows from investing activities primarily represent our investment in capital equipment required to maintain and grow our business, as well as acquisitions. Cash flows from financing activities primarily represent net proceeds from borrowings under our Credit Agreement and receipt of cash related to the exercise of stock options, offset by outflows related to dividend payments and repayments of long-term borrowings.
Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and availability on our revolving line of credit from our Credit Agreement. As of June 30, 2016, we had $5.5 million of cash, cash equivalents, and securities available-for-sale and $5.9 million available under our revolving line of credit. Though we had $5.5 million of cash and securities available-for-sale as of June 30, 2016, we expect in future periods to utilize most of our available cash and securities available-for-sale to reduce our outstanding balances under our Credit Agreement in order to minimize interest expense. If we have excess cash balances beyond any outstanding balances on our line of credit, we may generally invest these cash reserves in short-term money market funds, U.S. treasury, and corporate debt securities. We also have available a shelf registration statement that provides us with increased capital flexibility to pursue corporate objectives by allowing us to offer and sell up to $20.0 million of securities.
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

Sources and Uses of Cash
The following table shows cash flow information for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(in thousands)	2016	2015
Net cash provided by operating activities	$3,799	$2,246
Net cash (used in) provided by investing activities	(27,329)	241
Net cash provided by (used in) financing activities	10,946	(1,652)
Operating Activities
Net cash provided by operating activities increased $1.6 million for the six months ended June 30, 2016 compared to the prior year period. This provision of cash was primarily related to an increase of net income adjusted for non-cash items generated in the six months ended June 30, 2016, partially offset by changes in working capital and an increase in cash used for interest and acquisition-related costs.
Investing Activities
Net cash used in investing activities was $27.3 million for the six months ended June 30, 2016 compared to net cash provided by investing activities of $0.2 million in the prior year period. The increase in cash used in investing activities in the six months ended June 30, 2016 was primarily attributable to the outlay of cash to acquire DMS Health, as well as an increase in purchases of capital equipment. See Note 3 to the unaudited condensed consolidated financial statements for further information related to the acquisition of DMS Health. We expect to spend an additional $1.0 to $3.0 million on capital asset purchases during the year ended December 31, 2016 related to the acquisition of DMS Health.
Financing Activities
Net cash provided by financing activities was $10.9 million for the six months ended June 30, 2016 compared to net cash used in financing activities of $1.7 million in the prior year period. The increase in cash provided by financing activities was primarily attributable to proceeds, net of issuance costs, of $32.8 million received to finance the acquisition of DMS Health, partially offset by $17.7 million of repayments of long-term borrowings (including approximately $9.4 million for the repayment of outstanding debt acquired in the DMS Health acquisition), an increase of restricted cash of $1.8 million associated with the maintenance of cash collateral requirements under our new credit facility, and $1.9 million of dividend payments. In future periods, we expect our financing activities to primarily consist of payments of long-term borrowings and dividend payments.
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
At our option, the Credit Facility will bear interest at a floating rate of either (i) the LIBOR Rate, as defined in the Credit Agreement, plus an applicable margin depending on the borrowing type as follows: 2.5% for Term Loan A; 5.0% for Term Loan B; and 2.0% for the Revolver; or (ii) the Base Rate, as defined in the Credit Agreement, plus an applicable margin depending on the borrowing type as follows: 1.5% for Term Loan A; 4.0% for Term Loan B; and 1.0% for the Revolver. As of June 30, 2016, we had $25.3 million of outstanding borrowings under the Credit Agreement at a weighted average interest rate of 3.6%.
We are permitted to make voluntary prepayments on amounts borrowed under the Credit Agreement at any time, in whole or in part, without penalty unless in connection with the full repayment of all amounts owed under the Credit Agreement. In the event that we fully repay all obligations and terminate the Credit Agreement prior to January 1, 2017, we will be required to pay a prepayment penalty in the amount equal to 1.0% times the maximum credit amount of the Credit Agreement. Furthermore, we will be required to prepay amounts borrowed under the Credit Agreement in the event that we receive cash flows in excess of specified percentages upon the occurrence of certain events, such as the sale or disposition of assets or other property, legal judgments or settlements, of the sale of equity, and other payments received not in the ordinary course of business.
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
The leverage ratio requirements, as defined in the Credit Agreement, are set forth in the table below:

Period	Leverage Ratio
January 31, 2016 through February 28, 2017	2:50 to 1:00
March 31, 2017 through September 30, 2017	2:25 to 1:00
October 31, 2017 through May 31, 2018	2:00 to 1:00
June 30, 2018 through January 1, 2021	1:75 to 1:00
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
We were in compliance with all covenants as of June 30, 2016.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2016, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations
Due to our acquisition of DMS Health and related financing arrangements entered into during the six months ended June 30, 2016, there have been significant changes to our contractual obligations from those disclosed within "Management's Discussion and Analysis of Financial Condition and Results of Operations," as contained in our Annual Report on Form 10-K filed with the SEC on March 1, 2016. The following table summarizes our contractual obligations as of June 30, 2016 (amounts in thousands):

	Payments Due by Period (1)
Contractual Obligations	Total	July 1 - December 31, 2016	2017	2018	2019	2020	Thereafter
Long-term debt	$25,276	$2,679	$5,358	$5,358	$3,058	$2,856	$5,967
Interest on long-term debt (2)	2,184	439	708	484	312	226	15
Operating lease obligations	6,722	2,970	1,237	979	780	588	168
Capital lease obligations (3)	1,527	403	665	308	122	29	—
Purchase obligations (4)	11,577	2,327	4,654	2,518	1,722	356	—
Total Contractual Obligations	$47,286	$8,818	$12,622	$9,647	$5,994	$4,055	$6,150
(1) The table excludes $0.1 million of contingent consideration related to the acquisitions of Telerhythmics and MD Office.
(2) Interest on variable rate debt was estimated using rates in effect as of June 30, 2016.
(3) Capital lease obligations include related interest obligations.
(4) Amounts include noncancellable service agreements to maintain portions of the fleet of imaging machines in our DMS Health business.

In the schedule of estimated future payments related to our contractual obligations, we excluded unrecognized tax benefits due to the uncertainty of the amount and the period of payment.  As of June 30, 2016, we had unrecognized tax benefits of approximately $4.8 million.
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
Borrowings under the Company's credit facility bear interest at floating rates plus an applicable margin, based on LIBOR or the base or prime rate. Accordingly, we are exposed to market risk for fluctuations in interest rates. The effect of a 100 basis point change increase in current interest rates on interest expense would be approximately $0.2 million for the six months ended June 30, 2016.

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
As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1*	Second Amendment to Stock Purchase Agreement dated as of June 7, 2016, by and between Digirad Corporation and Platinum Equity Advisors, LLC as the stockholder representative.
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
_________________

*	Filed herewith.

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

DIGIRAD CORPORATION

Date:	August 1, 2016	By:	/s/ MATTHEW G. MOLCHAN
Matthew G. Molchan President and Chief Executive Officer (Principal Executive Officer)

Date:	August 1, 2016	By:	/s/ JEFFRY R. KEYES
Jeffry R. Keyes Chief Financial Officer (Principal Financial and Accounting Officer)