Form 10-Q
period 2016-09-30
DIGIRAD CORP
filed 2016-10-31
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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
As of October 31, 2016 the registrant had 19,679,640 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION
TABLE OF CONTENTS

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS	3
PART I. FINANCIAL INFORMATION	4
Item 1. Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28
PART II. OTHER INFORMATION	30
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Mine Safety Disclosures	30
Item 5. Other Information	30
Item 6. Exhibits	31
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
DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Revenues:
Services	$23,825	$11,982	$72,496	$34,724
Product and product-related	7,261	3,880	21,837	10,525
Total revenues	31,086	15,862	94,333	45,249

Cost of revenues:
Services	19,110	9,201	56,795	26,920
Product and product-related	3,675	1,859	10,407	5,112
Total cost of revenues	22,785	11,060	67,202	32,032

Gross profit	8,301	4,802	27,131	13,217

Operating expenses:
Marketing and sales	2,426	1,212	7,888	3,689
General and administrative	4,608	2,508	15,900	6,880
Amortization of intangible assets	578	134	1,735	372
Total operating expenses	7,612	3,854	25,523	10,941

Income from operations	689	948	1,608	2,276

Other expense:
Other expense, net	(428)	—	(414)	—
Interest expense, net	(342)	(11)	(1,092)	(12)
Total other expense	(770)	(11)	(1,506)	(12)

(Loss) income before income taxes	(81)	937	102	2,264
Income tax (expense) benefit	(202)	18,183	12,222	18,698
Net (loss) income	$(283)	$19,120	$12,324	$20,962

Net (loss) income per share:
Basic	$(0.01)	$0.99	$0.63	$1.09
Diluted	$(0.01)	$0.97	$0.62	$1.07

Shares used in per share computations:
Weighted average shares outstanding – basic	19,618	19,356	19,532	19,145
Weighted average shares outstanding – diluted	19,618	19,798	20,026	19,608

Dividends declared per common share	$0.05	$0.05	$0.15	$0.15

Net (loss) income	$(283)	$19,120	$12,324	$20,962
Other comprehensive income:
Unrealized gain on marketable securities	—	3	10	16
Reclassification of other-than-temporary losses on available-for-sale securities included in net income	263	—	230	—
Total other comprehensive income	263	3	240	16
Comprehensive (loss) income	$(20)	$19,123	$12,564	$20,978
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$2,353	$15,868
Securities available-for-sale	1,313	3,227
Accounts receivable, net	13,637	7,274
Inventories, net	5,909	4,381
Restricted cash	233	233
Other current assets	3,649	764
Total current assets	27,094	31,747
Property and equipment, net	31,119	6,252
Intangible assets, net	12,206	3,079
Goodwill	6,819	2,897
Deferred tax assets	26,100	18,578
Restricted cash	2,845	—
Other assets	903	1,560
Total assets	$107,086	$64,113

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,466	$1,369
Accrued compensation	4,232	2,453
Accrued warranty	153	213
Deferred revenue	3,317	1,673
Current portion of long-term debt	5,358	—
Other current liabilities	4,237	2,998
Total current liabilities	23,763	8,706
Long-term debt, net of current portion	17,340	—
Other liabilities	1,163	1,252
Total liabilities	42,266	9,958

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 19,679,640 and 19,416,070 shares issued and outstanding (net of treasury shares) at September 30, 2016 and December 31, 2015, respectively	2	2
Treasury stock, at cost; 2,588,484 shares at September 30, 2016 and December 31, 2015	(5,728)	(5,728)
Additional paid-in capital	151,961	153,860
Accumulated other comprehensive loss	—	(240)
Accumulated deficit	(81,415)	(93,739)
Total stockholders’ equity	64,820	54,155
Total liabilities and stockholders’ equity	$107,086	$64,113
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2016	2015
Operating activities
Net income	$12,324	$20,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,602	1,379
Amortization of intangible assets	1,735	372
Provision for bad debt	525	162
Stock-based compensation	754	450
Amortization of loan fees	280	—
(Gain) loss on sale of assets	(14)	9
Impairment of investment	413	—
Amortization of premiums on investments	28	96
Deferred income taxes	(11,806)	(18,167)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(201)	(2,171)
Inventories	(1,331)	(730)
Other assets	(227)	227
Accounts payable	431	1,167
Accrued compensation	(830)	(470)
Deferred revenue	(148)	(166)
Other liabilities	(719)	(399)
Change in restricted cash	—	244
Net cash provided by operating activities	6,816	2,965

Investing activities
Purchases of property and equipment	(3,962)	(1,181)
Proceeds from sale of property and equipment	171	18
Maturities of securities available-for-sale	1,896	1,869
Investment in stock	—	(1,000)
Cash paid for acquisitions, net of cash acquired	(25,482)	3
Net cash used in investing activities	(27,377)	(291)

Financing activities
Proceeds from long-term borrowings	34,257	—
Repayment of long-term debt	(20,705)	—
Change in restricted cash	(2,745)	—
Loan issuance costs	(504)	—
Dividends paid	(2,927)	(2,862)
Issuances of common stock	371	432
Taxes paid related to net share settlement of equity awards	(97)	—
Cash paid for contingent consideration for acquisitions	(27)	—
Repayment of obligations under capital leases	(577)	(400)
Net cash provided by (used in) financing activities	7,046	(2,830)
Net decrease in cash and cash equivalents	(13,515)	(156)
Cash and cash equivalents at beginning of period	15,868	14,051
Cash and cash equivalents at end of period	$2,353	$13,895

Non-Cash Investing Activities
Assets acquired by entering into capital leases	$269	$1,340
Issuance of common stock for acquisition	$—	$2,684
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
The financial results for the three and nine months ended September 30, 2016 include the financial results of DMS Health. See Note 3 to the unaudited condensed consolidated financial statements for more information related to the acquisition of DMS Health.
Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (the "FASB") issued new guidance related to the classification of certain cash receipts and cash payments on the statement of cash flows. The pronouncement provides clarification guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. The issues include, but are not limited to, debt prepayment or extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and cash receipts from payments on beneficial interests in securitization transactions. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact, if any, of adopting this guidance on our financial statements.
In June 2016, the FASB issued new guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. This guidance will be effective for annual and interim periods beginning after December 15, 2019 with early adoption permitted beginning for periods after December 15, 2018. We are currently evaluating the impact of the guidance on our financial statements.
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
In September 2015, the FASB issued guidance which eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. We adopted this standard in the first quarter of 2016 and this guidance was applied to the manner in which adjustments to provisional amounts in the DMS Health acquisition have been recognized (See Note 3).
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
In April 2015, the FASB issued guidance that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The update requires retrospective application and represents a change in accounting principle. The guidance does not specifically address requirements for the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. In August 2015, the FASB issued guidance clarifying that debt issuance costs related to line-of-credit arrangements could be presented as an asset and amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The standard is effective for annual periods beginning after December 15, 2015, including interim periods within those fiscal years. We adopted this guidance in the first quarter of 2016 for the presentation of our debt issuance costs incurred in connection with our new credit facility entered into on January 1, 2016 (See Note 8).
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
Note 2. Basic and Diluted Net Income Per Share
For the three and nine months ended September 30, 2016 and 2015, basic net income per common share is computed by dividing net income by the weighted average number of common shares and vested restricted stock units outstanding during the period. Diluted net income per common share is calculated to give effect to all dilutive securities, if applicable, using the treasury stock method.
The following table sets forth the reconciliation of shares used to compute basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in thousands)	2016	2015	2016	2015
Weighted average shares outstanding - basic	19,618	19,356	19,532	19,145
Dilutive potential common stock outstanding:
Stock options	—	418	419	444
Restricted stock units	—	24	75	19
Weighted average shares outstanding - diluted	19,618	19,798	20,026	19,608
The following weighted average outstanding common stock equivalents were not included in the calculation of diluted net income per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in thousands)	2016	2015	2016	2015
Stock options	418	1	14	2
Restricted stock units	73	—	—	—
Total	491	1	14	2

Note 3. Acquisitions
DMS Health Technologies (2016)
On January 1, 2016, pursuant to the Stock Purchase Agreement, dated as of October 13, 2015 and as amended on December 31, 2015 and June 7, 2016 (the “Purchase Agreement”), we completed the acquisition of all issued and outstanding stock of Project Rendezvous Holding Corporation ("PRHC"), the ultimate parent company of DMS Health Technologies (collectively referred to hereinafter as "DMS Health Technologies" or "DMS Health"). DMS Health Technologies offers mobile diagnostic imaging across multiple imaging modalities as well as other imaging and healthcare services. These services are provided to regional and rural hospitals and institutions throughout the United States. In addition, DMS Health, through an exclusive relationship with Philips Healthcare, sells and services Philips' imaging and patient monitoring equipment within a defined region of the upper Midwest region of the United States. With the addition of DMS Health, we added two new reportable segments to Digirad: Mobile Healthcare and Medical Device Sales and Service.
The preliminary aggregate purchase price paid at closing was approximately $32.9 million, which included adjustments for pre-existing debt, cash and preliminary working capital adjustments. In June 2016, we agreed on the final working capital adjustment as outlined in the Purchase Agreement. As a result of the settlement, we received proceeds of $0.6 million which was recorded as a reduction to goodwill in the second quarter of 2016. The adjusted preliminary purchase price after settlement of the working capital adjustment was $32.3 million as of September 30, 2016, which consisted of the following:

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
The acquisition was funded with a combination of cash-on-hand and the financing made available under the credit facility with Wells Fargo Bank, National Association as further described in Note 8 of the unaudited condensed consolidated financial statements. At closing, we also paid $9.4 million for long-term debt outstanding on DMS Health's balance sheet, which was recognized separately from the business combination and presented as a financing activity in the statement of cash flows for the nine months ended September 30, 2016. During the nine months ended September 30, 2016 and 2015, we incurred transaction and integration related costs of $1.7 million and $0.7 million, respectively, and $3.1 million cumulative to date. These costs are classified as general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income (loss).
The acquisition was accounted for under the acquisition method of accounting for business combinations. The allocations of the purchase price below represent the estimated fair values of assets acquired and liabilities assumed, based upon the information available as of September 30, 2016. These estimates could be adjusted during the measurement period of up to twelve months based on further information regarding events or circumstances which existed at the acquisition date. Such changes could be significant.
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
During the second quarter of 2016, in addition to the working capital settlement adjustment of $0.6 million recorded as a reduction to goodwill, the Company adjusted amounts related to the valuation of property and equipment that was recognized at the acquisition date to reflect new information about the facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Such adjustments resulted in a net decrease of $0.2 million in property and equipment. Depreciation expense for the nine months ended September 30, 2016 was decreased by less than $0.1 million to reflect the effect on earnings as a result of the change to the provisional amounts recognized.
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
DMS Health's operating results were included in the Company's consolidated results of operations beginning on January 1, 2016. Revenues and operating income for the nine months ended September 30, 2016 include revenues and operating income attributable to DMS Health of $48.1 million and $2.0 million, respectively.
The following table represents the unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2016 and 2015 as if the acquisition of DMS Health operations had occurred as of January 1, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Revenues	$31,086	$32,674	$94,333	$96,157
Net income	$29	$21,148	$1,147	$23,182
Net income per share:
Basic	$—	$1.10	$0.06	$1.21
Diluted	$—	$1.08	$0.06	$1.18
The pro forma information has been adjusted to eliminate acquisition-related costs of $1.7 million and $0.7 million, respectively, during the nine months ended September 30, 2016 and 2015. The income tax benefit of $12.1 million related to the release of valuation allowance as a result of the acquisition (See Note 10) has also been excluded to give effect to pro forma results that are expected to have a continuing impact on the combined results.
The pro forma information for the three and nine months ended September 30, 2015 also include primarily adjustments for depreciation related to the fair value of property and equipment acquired, amortization expense related to acquired intangibles, and additional interest expense associated with the Company's financing arrangements relating to this acquisition.
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
At September 30, 2016, we have estimated the fair value of the contingent earn-out opportunity to be $0.1 million. The earn-out opportunity is estimated based on the expected performance of the business over the period from the acquisition date through

December 31, 2017, utilizing an income approach. It is reasonably possible that our estimate of the earn-out potential could change in the near term. Any adjustment in the estimated earn-out opportunity until settled will be recorded as a gain or loss to current operations in the period the estimate changes.
The below tables display estimated pro forma results for the three and nine months ended September 30, 2015 had the business acquisition been completed as of January 1, 2014. In deriving the pro forma results, we utilized the historical operating results of MD Office and adjusted for the impact of the purchase accounting and transaction costs as if the acquisition occurred on January 1, 2014.

(in thousands)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenues	$15,862	$45,815
Net income	$19,127	$21,172
Included within our consolidated operating results for the three and nine months ended September 30, 2015 are MD Office operations for the period March 6, 2015 through September 30, 2015 as follows:

(in thousands)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenues	776	$1,757
Net income	151	$74
Included within the results for MD Office for the nine months ended September 30, 2015 is approximately $0.2 million of transaction costs related to the acquisition. These costs are classified as general and administrative expenses in the consolidated statements of comprehensive income (loss).
Note 4. Inventories
Our inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) and we review inventory balances for excess and obsolete inventory levels on a quarterly basis. The components of inventory are as follows:

(in thousands)	September 30, 2016	December 31, 2015
Inventories:
Raw materials	$2,872	$2,600
Work-in-process	1,447	1,649
Finished goods	2,031	851
Total inventories	6,350	5,100
Less reserve for excess and obsolete inventories	(441)	(719)
Total inventories, net	$5,909	$4,381

Note 5. Property and Equipment

Property and equipment consists of the following:

(in thousands)	September 30, 2016	December 31, 2015
Property and equipment:
Land	$1,170	$—
Buildings and leasehold improvements	2,938	583
Machinery and equipment	49,053	25,254
Computer hardware and software	4,733	3,555
Total property and equipment	57,894	29,392
Less accumulated depreciation	(26,775)	(23,140)
Total property and equipment, net	$31,119	$6,252

Note 6. Intangibles and Goodwill
Intangibles and goodwill consists of the following:

	September 30, 2016
(in thousands)	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net (1)
Intangible assets with indefinite useful lives:
Goodwill (2)	Indefinite	$6,819	$—	$6,819

Intangible assets with finite useful lives:
Customer relationships (2)	9.5	$10,363	$(3,903)	$6,460
Trademarks (2)	6.3	4,610	(706)	3,904
Distribution agreement (2)	3.3	2,165	(493)	1,672
Patents	15.0	141	(129)	12
Covenants not to compete	5.0	251	(93)	158
Total intangible assets, net		$17,530	$(5,324)	$12,206

	December 31, 2015
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net (1)
Intangible assets with indefinite useful lives:
Goodwill	Indefinite	$2,897	$—	$2,897

Intangible assets with finite useful lives:
Customer relationships	8.2	$5,489	$(3,259)	$2,230
Trademarks	8.0	787	(150)	637
Patents	14.6	141	(125)	16
Covenants not to compete	5.0	251	(55)	196
Total intangible assets, net		$6,668	$(3,589)	$3,079

(1)
Amortization expense for intangible assets, net was $1.7 million for the nine months ended September 30, 2016 and $0.4 million for the nine months ended September 30, 2015. Estimated amortization expense for intangible assets for the remainder of 2016 is $.6 million, for 2017 is $2.3 million, for 2018 is $2.2 million, for 2019 is $1.8 million, for 2020 is $1.5 million, for 2021 is $1.5 million, and thereafter is $2.3 million.

(2)	As a result of our acquisition of DMS Health Technologies on January 1, 2016, we recorded certain intangible assets (See Note 3).

Note 7. Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis.
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at September 30, 2016 and December 31, 2015.

	Fair Value as of September 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$1,313	$—	$1,313
Equity securities	—	308	—	308
Total	$—	$1,621	$—	$1,621

Liabilities:
Acquisition related contingent consideration	$—	$—	$140	$140

	Fair Value as of December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$3,227	$—	$3,227
Equity securities	—	491	—	491
Total	$—	$3,718	$—	$3,718

Liabilities:
Acquisition related contingent consideration	$—	$—	$175	$175

The fair value of our corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, and/or offers. We did not reclassify any investments between levels in the fair value hierarchy during the nine months ended September 30, 2016.
Equity securities consist of shares of Perma-Fix Medical S.A. ("Perma-Fix Medical") a publicly traded company listed on the NewConnect market of the Warsaw Stock Exchange. Fair value of the Perma-Fix Medical investment is based on the closing price observed on September 30, 2016.
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
Changes in estimated fair value of contingent consideration liabilities from December 31, 2015 to September 30, 2016 are as follows (in thousands):

	Telerhythmics Contingent Consideration	MD Office Solutions Contingent Consideration	Total Contingent Consideration
Balance at December 31, 2015	$22	$153	$175
Contingent consideration payments	—	(27)	(27)
Change in estimated fair value	(22)	14	(8)
Balance at September 30, 2016	$—	$140	$140

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
It is not more likely than not that we will be required to sell investments before recovery of their amortized costs. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and included in interest income. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in other expense, net within the unaudited condensed consolidated statements of comprehensive income (loss). The realized gains and losses on these sales were minimal for the three and nine months ended September 30, 2016 and 2015.
A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. During the three months ended September 30, 2016, the Company recognized an other-than-temporary impairment charge of $0.4 million, reflecting the write-down of this investment to its fair market value of approximately $0.3 million at September 30, 2016. The Company reviewed various factors in making its determination, including the duration in the decline of value and volatility of the Perma-Fix Medical stock price. While the Company has the intent and ability to hold this investment, there is no indication that the Perma-Fix Medical stock price will rise above the Company's adjusted cost basis within the foreseeable future. The loss is included as a component in other expense, net in the unaudited consolidated statements of comprehensive income (loss).
The following table sets forth the composition of securities available-for-sale as of September 30, 2016 and December 31, 2015.

	Maturity in Years	Cost	Unrealized		Fair Value
As of September 30, 2016 (in thousands)			Gains	Losses
Corporate debt securities	Less than 1 year	$1,313	$—	$—	$1,313
Corporate debt securities	1-3 years	—	—	—	—
Equity securities	-	308	—	—	308
		$1,621	$—	$—	$1,621

	Maturity in Years	Cost	Unrealized		Fair Value
As of December 31, 2015 (in thousands)			Gains	Losses
Corporate debt securities	Less than 1 year	$2,311	$—	$(5)	$2,306
Corporate debt securities	1-3 years	926	—	(5)	921
Equity securities	-	721	—	(230)	491
		$3,958	$—	$(240)	$3,718

Note 8. Debt
On January 1, 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, and the subsidiaries of the Company, and the lenders party thereto (the “Lenders”), with Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent. The Credit Agreement is a five-year credit facility, maturing on January 1, 2021, with a maximum credit amount of $40.0 million (the “Credit Facility”). It consisted of a term loan of $20.0 million (“Term Loan A”), a second term loan of $7.5 million (“Term Loan B”), and a revolving credit facility with a maximum commitment of $12.5 million (the “Revolver”). Commitments under Term Loan A and the Revolver are subject to underlying eligible assets of the Company. In the case of the Term Loan A, underlying property, plant and equipment, and in the case of the Revolver, eligible accounts receivable and inventory, all as defined in the Credit Agreement. As of September 30, 2016, we had $5.3 million available under our revolving credit facility.
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
At September 30, 2016, the total outstanding borrowings on the Credit Agreement, net of associated deferred financing costs, was as follows:

	September 30, 2016	Interest Rate at September 30, 2016
Term A	$18,096	3.02%
Term B	5,207	5.52%
Revolver	—	2.52%
Total borrowing	23,303
Less: net unamortized debt issuance cost	(605)
Less: current portion	(5,358)
Long-term portion	$17,340
Total interest expense associated with the Credit Facility for the three and nine months ended September 30, 2016 was $0.3 million and $1.1 million, respectively.
The Credit Agreement contains certain representations, warranties, events of default, mandatory prepayment requirements, as well as certain affirmative and negative covenants customary for Credit Agreements of this type. These covenants include restrictions on borrowings, investments, and divestitures, as well as limitations on the Company’s ability to make certain restricted payments, including payment of dividends. These restrictions do not prevent or prohibit the payment of dividends by the Company consistent with past practice, subject to satisfaction of certain conditions. Further, the Credit Agreement requires the Company to maintain certain restricted cash, cash equivalents, and securities available-for-sale balances, at various decreasing levels through January 1, 2018, as cash collateral under the agreement. As of September 30, 2016, the Company was required to maintain $4.0 million as cash collateral, consisting of $2.7 million which has been classified as long-term restricted cash and $1.3 million as available for-sale securities in the accompanying unaudited condensed consolidated balance sheets.
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
Upon the occurrence and during the continuation of an event of default under the Credit Agreement, the Lenders may, among other things, declare the loans and all other obligations under the Credit Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Credit Agreement bear interest. If an event of default occurs related to the insolvency or bankruptcy of the Company, the loans and all other obligations under the Credit Agreement shall automatically become due and payable. The Company was in compliance with all covenants as of September 30, 2016.
Pursuant to a separate Guaranty and Security Agreement dated January 1, 2016, between the Company, its subsidiaries and Wells Fargo, the Credit Facility is secured by a first-priority security interest on substantially all of the assets of the Company and its subsidiaries and a pledge of all shares and membership interests of the Company’s subsidiaries.

Debt maturities. As of September 30, 2016, maturities of long-term obligations for the next five years and thereafter are as follows:

Debt Maturities
October 1 - December 31, 2016	$1,340
2017	5,358
2018	4,935
2019	2,856
2020	2,856
January 1, 2021	5,958
Total	$23,303
Note 9. Commitments and Contingencies

Leases
We currently lease facilities and certain automotive equipment under non-cancelable operating leases expiring from December 14, 2016 through November 30, 2021. Rent expense is recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured as determined at lease inception. The difference between rent expense and rent paid is recorded as deferred rent and is included in other liabilities. Rent expense was approximately $0.9 million for each of the nine months ended September 30, 2016 and 2015.
As of September 30, 2016, we financed certain information technology and medical equipment and vehicles under capital leases. These obligations are secured by the specific equipment financed under each lease and will be repaid monthly over the remaining lease terms through July 31, 2020.
The future minimum lease payments due under both non-cancelable operating leases and capital leases having initial or remaining lease terms in excess of one year as of September 30, 2016 are as follows (in thousands):

	Operating Leases	Capital Leases
October 1 - December 31, 2016	$1,286	$197
2017	1,361	665
2018	1,053	308
2019	846	122
2020	636	29
2021	201	—
Thereafter	—	—
Total future minimum lease payments	$5,383	1,321
Less amounts representing interest		(73)
Present value of obligations		1,248
Less: current capital lease obligation		(675)
Total long-terms capital lease obligations		$573

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

The Company projects to realize approximately $13.0 million of additional deferred tax assets as a result of forecasted future income and the reversal of existing deferred tax liabilities. Approximately $12.1 million of the valuation allowance release was recorded as a discrete income tax benefit in the nine months ended September 30, 2016. The remaining $0.9 million of income tax benefit associated with the valuation allowance release will be recorded in 2016 ratably as income is generated throughout the year. The release of the valuation allowance will not affect the amount of cash paid for income taxes. We will continue to maintain a valuation allowance related to deferred tax assets that are projected to expire before being utilized. We will reassess the ability to realize the deferred tax assets on a quarterly basis. If it is more likely than not that we will not realize the recognized deferred tax assets, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to tax expense. Conversely if new events indicate that it is more likely than not that we will realize additional deferred tax assets, then all or a portion of the remaining valuation allowance may be released, which would result in a tax benefit.

As of September 30, 2016, we had unrecognized tax benefits of approximately $4.1 million related to uncertain tax positions. Included in the unrecognized tax benefits were $3.4 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Revenue by segment:
Diagnostic Services	$12,070	$11,982	$36,551	$34,724
Diagnostic Imaging	2,703	3,880	9,703	10,525
Mobile Healthcare	11,755	—	35,945	—
Medical Device Sales and Service	4,558	—	12,134	—
Condensed consolidated revenue	$31,086	$15,862	$94,333	$45,249
Gross profit by segment:
Diagnostic Services	$2,479	$2,781	$7,934	$7,804
Diagnostic Imaging	1,177	2,021	4,743	5,413
Mobile Healthcare	2,236	—	7,768	—
Medical Device Sales and Service	2,409	—	6,686	—
Condensed consolidated gross profit	$8,301	$4,802	$27,131	$13,217
Income from operations by segment:
Diagnostic Services	$47	$299	$43	$371
Diagnostic Imaging	40	1,084	1,298	2,648
Mobile Healthcare	18	—	221	—
Medical Device Sales and Service	711	—	1,794	—
Segment income from operations	816	1,383	3,356	3,019
Unallocated Items (1)	(127)	(435)	(1,748)	(743)
Condensed consolidated income from operations	$689	$948	$1,608	$2,276
(1) Includes transaction and integration costs associated with the DMS Health acquisition.

Note 12. Subsequent Events
On October 28, 2016, the Company announced a cash dividend of $0.05 per share payable on November 28, 2016 to shareholders of record on November 17, 2016.

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
On March 5, 2015, we acquired MD Office Solutions ("MD Office"), a provider of in-office nuclear cardiology imaging in the northern and central California regions, which broadened our footprint in California and was incorporated into our Diagnostic Services segment.

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
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions, and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the nine months ended September 30, 2016.

Results of Operations
The following tables set forth our results from operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	Percent of 2016 Revenues	2015	Percent of 2015 Revenues	Change from Prior Year
(in thousands)					Dollars	Percent
Revenues:
Services	$23,825	76.6%	$11,982	75.5%	$11,843	98.8%
Product and product-related	7,261	23.4%	3,880	24.5%	3,381	87.1%
Total revenues	31,086	100.0%	15,862	100.0%	15,224	96.0%
Cost of revenues:
Services	19,110	61.5%	9,201	58.0%	9,909	107.7%
Product and product-related	3,675	11.8%	1,859	11.7%	1,816	97.7%
Total cost of revenues	22,785	73.3%	11,060	69.7%	11,725	106.0%
Gross profit	8,301	26.7%	4,802	30.3%	3,499	72.9%

Services gross profit percentage	19.8%		23.2%			(3.4)%
Product and product-related gross profit percentage	49.4%		52.1%			(2.7)%

Operating expenses:
Marketing and sales	2,426	7.8%	1,212	7.6%	1,214	100.2%
General and administrative	4,608	14.8%	2,508	15.8%	2,100	83.7%
Amortization of intangible assets	578	1.9%	134	0.8%	444	331.3%
Total operating expenses	7,612	24.5%	3,854	24.3%	3,758	97.5%
Income from operations	689	2.2%	948	6.0%	(259)	(27.3)%
Other expense, net	(428)	(1.4)%	—	—%	(428)	(100.0)%
Interest expense, net	(342)	(1.1)%	(11)	(0.1)%	(331)	3,009.1%
Total other expense	(770)	(2.5)%	(11)	(0.1)%	(759)	6,900.0%
Income (loss) before income taxes	(81)	(0.3)%	937	5.9%	(1,018)	(108.6)%
Income tax expense (benefit)	(202)	(0.6)%	18,183	114.6%	(18,385)	(101.1)%
Net income (loss)	$(283)	(0.9)%	$19,120	120.5%	$(19,403)	(101.5)%

	Nine Months Ended September 30,
	2016	Percent of 2016 Revenues	2015	Percent of 2015 Revenues	Change from Prior Year
(in thousands)					Dollars	Percent
Revenues:
Services	$72,496	76.9%	$34,724	76.7%	$37,772	108.8%
Product and product-related	21,837	23.1%	10,525	23.3%	11,312	107.5%
Total revenues	94,333	100.0%	45,249	100.0%	49,084	108.5%
Cost of revenues:
Services	56,795	60.2%	26,920	59.5%	29,875	111.0%
Product and product-related	10,407	11.0%	5,112	11.3%	5,295	103.6%
Total cost of revenues	67,202	71.2%	32,032	70.8%	35,170	109.8%
Gross profit	27,131	28.8%	13,217	29.2%	13,914	105.3%

Services gross profit percentage	21.7%		22.5%			(0.8)%
Product and product-related gross profit percentage	52.3%		51.4%			0.9%

Operating expenses:
Marketing and sales	7,888	8.4%	3,689	8.2%	4,199	113.8%
General and administrative	15,900	16.9%	6,880	15.2%	9,020	131.1%
Amortization of intangible assets	1,735	1.8%	372	0.8%	1,363	366.4%
Total operating expenses	25,523	27.1%	10,941	24.2%	14,582	133.3%
Income from operations	1,608	1.7%	2,276	5.0%	(668)	(29.3)%
Other expense, net	(414)	(0.4)%	—	—%	(414)	(100.0)%
Interest expense, net	(1,092)	(1.2)%	(12)	—%	(1,080)	9,000.0%
Total other expense	(1,506)	(1.6)%	(12)	—%	(1,494)	12,450.0%
Income before income taxes	102	0.1%	2,264	5.0%	(2,162)	(95.5)%
Income tax benefit	12,222	13.0%	18,698	41.3%	(6,476)	(34.6)%
Net income	$12,324	13.1%	$20,962	46.3%	$(8,638)	(41.2)%
In the context of results of operations discussions, the reportable segments Diagnostic Services and Mobile Healthcare are considered "Services," and Diagnostic Imaging and Medical Device Sales and Service are considered "Product and Product-Related." All results for the three and nine months ended September 30, 2016 include the associated revenues and expenses related to the DMS Health acquisition since January 1, 2016.
Comparison of the Three Months Ended September 30, 2016 and 2015
Revenues
Consolidated. Consolidated revenue was $31.1 million for the three months ended September 30, 2016, an increase of $15.2 million, or 96.0% compared to the prior year quarter, primarily due to the acquisition of DMS Health, which occurred on January 1, 2016. Excluding the impact of the acquisition, revenue decreased $1.1 million due to a decrease in revenue in our Diagnostic Imaging segment compared to the prior year quarter. Our Diagnostic Imaging revenue decreased primarily due to a decrease in the number of cameras sold and lower revenue associated with camera maintenance contracts. The decrease in our Diagnostic Imaging segment was partially offset by an increase in our Diagnostic Services segment revenue. In the three months ended September 30, 2016, our Diagnostic Services segment experienced higher volume of imaging days ran from both new and existing customers as compared to the prior year quarter, partially offset by a decrease in revenue from our Telerhythmics business.
Including the acquisition of DMS Health, services revenue accounted for 76.6% of total revenues for the three months ended September 30, 2016, compared to 75.5% for the prior year quarter. We expect our Services revenue to continue to represent the larger percentage of our consolidated revenue; however, the percentage will fluctuate quarter by quarter given the significant variability in the timing and volume of product sales associated with our Diagnostic Imaging and Medical Device Sales and Service segments.

Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $8.3 million for the three months ended September 30, 2016, an increase of $3.5 million, or 72.9%, compared to the prior year quarter primarily due to the acquisition of DMS Health. Excluding the impact of the acquisition, consolidated gross profit decreased $1.1 million driven by a fewer number of cameras sold, lower revenue associated with camera maintenance contracts, and a decrease in the average mobile imaging rate per day, partially offset by a greater number of imaging days provided. Consolidated gross profit as a percentage of revenue decreased to 26.7% for the three months ended September 30, 2016, from 30.3% for the prior year quarter. This decrease in gross profit percentage was primarily due to the relative lower gross profit percentage associated with our new Mobile Healthcare segment from the acquisition of DMS Health, as well as unfavorability in our Diagnostic Services and Diagnostic Imaging segments.
Services. Cost of Services revenue primarily consists of labor, equipment depreciation, radiopharmaceuticals, and other costs associated with the provision of services within our Diagnostic Services and Mobile Healthcare segments. Cost of Services revenue was $19.1 million for the three months ended September 30, 2016, an increase of $9.9 million, or 107.7%, compared to the prior year quarter, primarily due to the acquisition of DMS Health. Excluding the impact of the acquisition, cost of Services revenue increased $0.4 million for the three months ended September 30, 2016 compared to the prior year quarter, primarily as a result of the increased amount of imaging days provided. Services gross profit was $4.7 million for the three months ended September 30, 2016, an increase of $1.9 million, or 69.5%, compared to the prior year quarter, primarily as a result of the DMS Health acquisition, as well as increased revenue volume. Services gross profit as a percentage of revenue decreased to 19.8% for the three months ended September 30, 2016 from 23.2% for the prior year quarter primarily due to the acquisition of DMS Health and its relative contribution to gross profit, as well as slight unfavorability in our Diagnostic Services segment gross profit percentage due to the decrease in the average mobile imaging rate per day and an unfavorable mix of services provided in our Telerhythmics business.
Product and Product-Related. Cost of Product revenue primarily consists of labor, parts, materials, and overhead costs associated with our product and services contract offerings. Cost of Product revenue was $3.7 million for the three months ended September 30, 2016, an increase of $1.8 million, or 97.7%, compared to the prior year quarter, primarily as a result of the acquisition of DMS Health. Excluding the impact of the acquisition, cost of Product revenue decreased $0.3 million primarily due to a fewer number of cameras sold and lower revenue associated with camera maintenance contracts, partially offset by an increase of $0.3 million due to a lower benefit from the release of excess inventory reserves due to the sale of previously reserved inventory compared to the prior year quarter. Product gross profit was $3.6 million for the three months ended September 30, 2016, an increase of $1.6 million, or 77.4%, compared to the prior year quarter primarily as a result of the DMS Health acquisition. Product gross profit as a percentage of revenue was 49.4% for the three months ended September 30, 2016, compared to 52.1% for the prior year quarter, primarily due to a lower benefit from the release of excess inventory reserves due to the sale of previously reserved inventory in the prior year quarter and higher service part costs in our product-related services businesses.
Operating Expenses
Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials, and trade show costs. Marketing and sales expenses were $2.4 million for the three months ended September 30, 2016, an increase of $1.2 million, or 100.2%, compared to the prior year quarter, primarily as a result of the acquisition of DMS Health. On a go forward basis, we expect marketing and sales expense to generally approximate the level of expense noted in the three months ended September 30, 2016 on an annualized basis.
General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology, executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $4.6 million for the three months ended September 30, 2016, an increase of $2.1 million, or 83.7%, compared to the prior year quarter primarily as a result of the acquisition of DMS Health; partially offset by a decrease of $0.3 million as a result of lower legal and professional fees related to the acquisition and integration of DMS Health. On a go forward basis, we expect general and administrative expense to generally approximate the level of expense noted in the three months ended September 30, 2016 on an annualized basis, notwithstanding any one-time initiatives or costs associated with the integration of DMS Health. For the remainder of 2016, we expect to incur approximately $0.2 million in additional integration-related costs associated with DMS Health.
Amortization of Intangible Assets. The amortization of intangible assets resulted in $0.6 million of expense for the three months ended September 30, 2016, an increase of $0.4 million, or 331.3%, compared to the prior year quarter, primarily as a result of intangibles acquired as part of the acquisition of DMS Health.

Other Expense
Other Expense, net. Other expense, net was $0.4 million during the three months ended September 30, 2016, an increase of $0.4 million compared to the prior year quarter. The increase was primarily due to a non-cash impairment charge recognized during the three months ended September 30, 2016 on our investment in Perma-Fix Medical, S.A. See Note 7 to the unaudited condensed consolidated financial statements for further information.
Interest Expense, net. Interest expense was $0.3 million during the three months ended September 30, 2016, an increase of $0.3 million compared to the prior year quarter, due to the interest and amortization of debt issuance costs related to our Credit Facility entered into on January 1, 2016. See "Liquidity and Capital Resources" for a more detailed description of our current outstanding debt.
Income Tax Expense
Consolidated. Income tax expense was $0.2 million for the three months ended September 30, 2016, compared to a benefit of $18.2 million during the three months ended September 30, 2015. During the three months ended September 30, 2015, we concluded that it was more likely than not that a portion of our deferred tax assets would be realized through future taxable income. This conclusion was based on our restructuring efforts in 2013 and 2014 and resulting sustained profitability for the second half of 2013, 2014, and 2015, as well as our projections of positive future earnings and other key operating factors. As of September 30, 2015, we had generated cumulative pretax income over the preceding twelve quarter period, and therefore the objective negative evidence of a history of operating losses was no longer present. The release of the associated valuation allowance resulted in an income tax benefit of $18.2 million, which was recorded as a discrete item in the three months ended September 30, 2015.
See Note 10 to the unaudited condensed consolidated financial statements for further information related to the Company's income taxes.
Comparison of the Nine Months Ended September 30, 2016 and 2015
Revenues
Consolidated. Consolidated revenue was $94.3 million for the nine months ended September 30, 2016, an increase of $49.1 million, or 108.5% compared to the prior year quarter, primarily due to the acquisition of DMS Health, as well as $0.6 million of incremental revenue associated with the MD Office acquisition, which occurred on March 5, 2015. Excluding the impact of acquisitions, revenue increased $0.4 million due to increases in revenue in our Diagnostic Services segment, partially offset by a decrease in revenue in our Diagnostic Imaging segment, compared to the prior year period. In our Diagnostic Services segment, excluding the impact of the MD Office acquisition, revenue increased by $0.6 million compared to the prior year period due to a greater number of imaging days provided and increased revenue from our Telerhythmics business, partially offset by a decrease in the average mobile imaging rate per day. In the nine months ended September 30, 2016, we experienced higher volume of imaging days ran from both new and existing customers as compared to the prior year period. In addition, in the prior year period we experienced a high rate of cancellations that did not occur during the same period in the nine months ended September 30, 2016. In our Diagnostic Imaging segment, revenue decreased $0.8 million for the nine months ended September 30, 2016 compared to the prior year period due to a decrease in the number of cameras sold and lower revenue associated with camera maintenance contracts, partially offset by a more favorable product mix.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $27.1 million for the nine months ended September 30, 2016, an increase of $13.9 million, or 105.3%, compared to the prior year period primarily due to the acquisitions of DMS Health and MD Office. Excluding the impact of these acquisitions, consolidated gross profit decreased $0.8 million as a result of fewer camera sales and lower revenue associated with camera maintenance contracts, a decrease in the average mobile imaging rate per day, and a lower benefit from a release of excess inventory reserves compared to the prior year period. Consolidated gross profit as a percentage of revenue decreased to 28.8% for the nine months ended September 30, 2016, from 29.2% for the prior year period. This decrease in gross profit was primarily due to a lower benefit from the release of excess inventory reserves due to the sale of previously reserved inventory compared to the prior year period.
Services. Cost of Services revenue was $56.8 million for the nine months ended September 30, 2016, an increase of $29.9 million, or 111.0%, compared to the prior year period, primarily due to the acquisitions of DMS Health and MD Office. Excluding the impact of acquisitions, cost of Services revenue increased $1.3 million for the nine months ended September 30, 2016 compared to the prior year period, primarily as a result the increased amount of imaging days provided. Services gross profit was $15.7 million for the nine months ended September 30, 2016, an increase of $7.9 million, or 101.2%, compared to the prior year period, primarily as a result of the DMS Health acquisition. Services gross profit as a percentage of revenue decreased to 21.7% for the nine months ended September 30, 2016 from 22.5% for the prior year period due to the decrease in the average mobile imaging rate per day and the acquisition of DMS Health. Excluding the acquisition of DMS Health, Services gross profit as a percentage of revenue for the nine months ended September 30, 2016 decreased slightly due to the decrease in the average mobile imaging rate per day and from an unfavorable mix of services provided in our Telerhythmics business.
Product and Product-Related. Cost of Product revenue was $10.4 million for the nine months ended September 30, 2016, an increase of $5.3 million, or 103.6%, compared to the prior year period, primarily as a result of the acquisition of DMS Health. Excluding the impact of the acquisition, cost of Product revenue decreased $0.2 million due to fewer camera sales and lower revenue associated with camera maintenance contracts, partially offset by a decrease in release of excess inventory reserves in the nine months ended September 30, 2016 as compared to the prior year period. In the nine months ended September 30, 2016 and September 30, 2015, we benefited from a release of $0.2 million and $0.7 million, respectively, of excess inventory reserves due to the sale of previously reserved inventory. Product gross profit was $11.4 million for the nine months ended September 30, 2016, an increase of $6.0 million, or 111.2%, compared to the prior year period primarily as a result of the DMS Health acquisition. Product gross profit as a percentage of revenue was 52.3% for the nine months ended September 30, 2016, compared to 51.4% for the prior year period, due to the acquisition of DMS Health. Excluding the acquisition of DMS Health, Product gross profit as a percentage of revenue for the nine months ended September 30, 2016 decreased to 48.9% from 51.4% primarily due to a lower benefit from the release of excess inventory reserves due to the sale of previously reserved inventory compared to the prior year period.
Operating Expenses
Marketing and Sales. Marketing and sales expenses were $7.9 million for the nine months ended September 30, 2016, an increase of $4.2 million, or 113.8%, compared to the prior year period, primarily as a result of the acquisition of DMS Health.
General and Administrative. General and administrative expenses were $15.9 million for the nine months ended September 30, 2016, an increase of $9.0 million, or 131.1%, compared to the prior year period primarily as a result of the acquisition of DMS Health, an increase in legal and professional fees related to the acquisition and integration of DMS Health acquisition, and an increase in variable compensation compared to the prior year period. During the nine months ended September 30, 2016 we incurred transaction and integration related costs of $1.7 million, compared to $0.7 million in the prior year period.
Amortization of Intangible Assets. The amortization of intangible assets resulted in $1.7 million of expense for the nine months ended September 30, 2016, an increase of $1.4 million, or 366.4%, compared to the prior year period, primarily as a result of intangibles acquired as part of the acquisition of DMS Health.
Other Expense
Other Expense, net. Other expense, net was $0.4 million for the nine months ended September 30, 2016, an increase of $0.4 million compared to the prior year period. The increase was due to an impairment charge recognized during the nine months ended September 30, 2016 on our investment in Perma-Fix Medical, S.A. See Note 7 to the unaudited condensed consolidated financial statements for further information.
Interest Expense, net. Interest expense was $1.1 million during the nine months ended September 30, 2016, an increase of $1.1 million compared to the prior year period, due to interest and amortization of debt issuance costs related to our Credit Facility entered into on January 1, 2016. See "Liquidity and Capital Resources" for a more detailed description of our current outstanding debt.
Income Tax Benefit
Consolidated. Income tax benefit was $12.2 million for the nine months ended September 30, 2016, a decrease of $6.5 million compared to the prior year period. During the nine months ended September 30, 2016, as a result of the DMS Health acquisition on January 1, 2016, we determined that it is more likely than not that additional deferred tax assets will be realized due to increases in the Company's projected taxable income. The release of the associated valuation allowance resulted in an income tax benefit of approximately $13.0 million, of which $12.1 million was recorded as a discrete item in the nine months ended September 30, 2016. The remaining benefit of approximately $0.9 million will be recorded in 2016 ratably as income is generated throughout the year. During the nine months ended September 30, 2015, we concluded that it was more likely than not that a portion of our deferred tax assets would be realized through future taxable income. This conclusion was based on our restructuring efforts in 2013 and 2014 and resulting sustained profitability for the second half of 2013, 2014, and 2015, as well as our projections of positive future earnings and other key operating factors. As of September 30, 2015, we had generated cumulative pretax income over the preceding twelve quarter period, and therefore the objective negative evidence of a history of operating losses was no longer present. The release of the associated valuation allowance resulted in an income tax benefit of $18.2 million, which was recorded as a discrete item in the nine months ended September 30, 2015.
See Note 10 to the unaudited condensed consolidated financial statements for further information related to the Company's income taxes.

Liquidity and Capital Resources
We generated $6.8 million of positive cash flow from operations during the nine months ended September 30, 2016, and expect to continue to generate positive cash flow from operations on an annual basis in the future. Cash flows from operations primarily represent inflows from net income (adjusted for depreciation, amortization, and other non-cash items), as well as the net effect of changes in working capital. Cash flows from investing activities primarily represent our investment in capital equipment required to maintain and grow our business, as well as acquisitions. Cash flows from financing activities primarily represent net proceeds from borrowings under our Credit Agreement and receipt of cash related to the exercise of stock options, offset by outflows related to dividend payments and repayments of long-term borrowings.
Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and availability on our revolving line of credit from our Credit Agreement. As of September 30, 2016, we had $3.7 million of cash, cash equivalents, and securities available-for-sale and $5.3 million available under our revolving line of credit. Though we had $3.7 million of cash and securities available-for-sale as of September 30, 2016, we expect in future periods to utilize most of our available cash and securities available-for-sale to reduce our outstanding balances under our Credit Agreement in order to minimize interest expense. If we have excess cash balances beyond any outstanding balances on our line of credit, we may generally invest these cash reserves in short-term money market funds, U.S. treasury, and corporate debt securities. We also have available a shelf registration statement that provides us with increased capital flexibility to pursue corporate objectives by allowing us to offer and sell up to $20.0 million of securities.
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
Sources and Uses of Cash
The following table shows cash flow information for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(in thousands)	2016	2015
Net cash provided by operating activities	$6,816	$2,965
Net cash used in investing activities	(27,377)	(291)
Net cash provided by (used in) financing activities	7,046	(2,830)
Operating Activities
Net cash provided by operating activities was $6.8 million for the nine months ended September 30, 2016 compared to $3.0 million in the prior year period. The increase in cash was primarily related to an increase of net income adjusted for non-cash items, partially offset by unfavorable working capital changes.
Investing Activities
Net cash used in investing activities was $27.4 million for the nine months ended September 30, 2016 compared to net cash provided by investing activities of $0.3 million in the prior year period. The increase in cash used in investing activities in the nine months ended September 30, 2016 was primarily attributable to the outlay of cash to acquire DMS Health, as well as an increase in purchases of capital equipment. See Note 3 to the unaudited condensed consolidated financial statements for further information related to the acquisition of DMS Health. We expect to spend an additional $1.0 to $3.0 million on capital asset purchases during the year ended December 31, 2016 related to the acquisition of DMS Health.
Financing Activities
Net cash provided by financing activities was $7.0 million for the nine months ended September 30, 2016 compared to net cash used in financing activities of $2.8 million in the prior year period. The increase in cash provided by financing activities was primarily attributable to proceeds, net of issuance costs, of $33.8 million received to finance the acquisition of DMS Health, partially offset by $20.7 million of repayments of long-term borrowings (including approximately $9.4 million for the repayment of outstanding debt acquired in the DMS Health acquisition), an increase of restricted cash of $2.7 million associated with the maintenance of cash collateral requirements under our new credit facility, and $2.9 million of dividend payments. In future periods, we expect our financing activities to primarily consist of payments of long-term borrowings and dividend payments.

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
At our option, the Credit Facility will bear interest at a floating rate of either (i) the LIBOR Rate, as defined in the Credit Agreement, plus an applicable margin depending on the borrowing type as follows: 2.5% for Term Loan A; 5.0% for Term Loan B; and 2.0% for the Revolver; or (ii) the Base Rate, as defined in the Credit Agreement, plus an applicable margin depending on the borrowing type as follows: 1.5% for Term Loan A; 4.0% for Term Loan B; and 1.0% for the Revolver. As of September 30, 2016, we had $23.3 million of outstanding borrowings under the Credit Agreement at a weighted average interest rate of 3.6%.
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
We were in compliance with all covenants as of September 30, 2016.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2016, we were not involved in any unconsolidated SPE transactions.

Contractual Obligations
Due to our acquisition of DMS Health and related financing arrangements entered into during the nine months ended September 30, 2016, there have been significant changes to our contractual obligations from those disclosed within "Management's Discussion and Analysis of Financial Condition and Results of Operations," as contained in our Annual Report on Form 10-K filed with the SEC on March 1, 2016. The following table summarizes our contractual obligations as of September 30, 2016 (amounts in thousands):

	Payments Due by Period (1)
Contractual Obligations	Total	October 1 - December 31, 2016	2017	2018	2019	2020	Thereafter
Long-term debt	$23,302	$1,339	$5,358	$4,935	$2,856	$2,856	$5,958
Interest on long-term debt (2)	1,912	209	684	457	317	230	15
Operating lease obligations	5,383	1,286	1,361	1,053	846	636	201
Capital lease obligations (3)	1,321	197	665	308	122	29	—
Purchase obligations (4)	10,038	1,121	4,456	2,383	1,722	356	—
Total Contractual Obligations	$41,956	$4,152	$12,524	$9,136	$5,863	$4,107	$6,174
(1) The table excludes $0.1 million of contingent consideration related to the acquisition of MD Office.
(2) Interest on variable rate debt was estimated using rates in effect as of September 30, 2016.
(3) Capital lease obligations include related interest obligations.
(4) Amounts include noncancellable service agreements to maintain portions of the fleet of imaging machines in our DMS Health business.

In the schedule of estimated future payments related to our contractual obligations, we excluded unrecognized tax benefits due to the uncertainty of the amount and the period of payment.  As of September 30, 2016, we had unrecognized tax benefits of approximately $4.1 million.
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
Borrowings under the Company's credit facility bear interest at floating rates plus an applicable margin, based on LIBOR or the base or prime rate. Accordingly, we are exposed to market risk for fluctuations in interest rates. The effect of a 100 basis point change in current interest rates on interest expense would be approximately $0.2 million for the nine months ended September 30, 2016.

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
As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.
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

DIGIRAD CORPORATION

Date:	October 31, 2016	By:	/s/ MATTHEW G. MOLCHAN
Matthew G. Molchan President and Chief Executive Officer (Principal Executive Officer)

Date:	October 31, 2016	By:	/s/ JEFFRY R. KEYES
Jeffry R. Keyes Chief Financial Officer (Principal Financial and Accounting Officer)