Form 10-K
period 2016-12-31
DIGIRAD CORP
filed 2017-02-28
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates based on the closing stock price on June 30, 2016, was $93,778,000. For purposes of this computation only, all executive officers and directors have been deemed affiliates.
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 21, 2017 was 19,892,557.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year ended December 31, 2016 are incorporated by reference into Part III of this report.

DIGIRAD CORPORATION
FORM 10-K—ANNUAL REPORT
For the Fiscal Year Ended December 31, 2016

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
Corporate Information
Digirad Corporation was incorporated in Delaware in 1997. Unless the context requires otherwise, in this report the terms “we,” “us,” and “our” refer to Digirad® Corporation and our wholly-owned subsidiaries.

ITEM 1.	BUSINESS
Overview
Digirad delivers convenient, effective, and efficient healthcare solutions on an as needed, when needed, and where needed basis. Our diverse portfolio of mobile healthcare solutions and medical equipment and services, including diagnostic imaging and patient monitoring, provides hospitals, physician practices, and imaging centers throughout the United States access to technology and services necessary to provide exceptional patient care in the rapidly changing healthcare environment.
Our Competitive Strengths
We believe that our competitive strengths are our streamlined and cost efficient approach to providing healthcare solutions to our customers at the point of need as well as providing an array of industry-leading, technologically relevant healthcare imaging products and monitoring services:

Imaging Services and Products

•
Broad Portfolio of Imaging Services. Approximately 76% of our revenues are derived from provision of diagnostic imaging services to our customers. Based on this, we have developed and continue to refine an industry leading, customer service focused approach to all our customers. We have found our focus in this area is a key factor in acquiring and keeping our service-based customers.

•
Unique Dual Sales and Service Offering. For the majority of our businesses, we offer a service-based model to our customers, allowing them to avoid making costly capital and logistical investments required to offer these services internally, as well as the ability to sell the underlying capital equipment directly to our customers should their needs change and they desire to provide services on their own with the underlying capital equipment. This ability to serve our customers in a variety of capacities from selling equipment directly, or providing more flexibility through a service-based model, allows us to serve our customers according to their exact needs, as well as the ability to capture both ends of the revenue spectrum.

•	Utilization of Highly Trained Staff. We recruit and maintain highly trained staff for our clinical and repair services, which in turn allows us to provide superior and more efficient services.

•
Leading Solid-State Technology. Our solid-state gamma cameras utilize proprietary photo-detector modules that enable us to build smaller and lighter cameras that are portable, with a degree of ruggedness that can withstand the vibration associated with transportation. Our dedicated cardiac imagers require a floor space of as little as seven feet by eight feet, can generally can be installed without facility renovations, and use standard power. Our portable cameras are ideal for mobile operators or practices desiring to service multiple office locations or imaging facilities.

Strategy
We seek to grow our business by, among other things:
Organic growth from our core businesses. We believe that we operate in markets and geographies that will allow us to continue to grow our core businesses, allowing us to benefit from our scale and strengths. We plan to focus our efforts on markets in which we already have a presence in order to take advantage of personnel, infrastructure, and brand recognition we have in these areas.
Introduction of new services. We plan to continue to focus on healthcare solutions related businesses that deliver necessary assets, services and logistics directly to the customer site. We believe that over time we can either purchase or develop new and complementary businesses and take advantage of our customer loyalty and distribution channels.
Acquisition of similar or complementary businesses. We plan to continue to look at similar or complementary businesses that meet our internally developed financially disciplined approach for acquisitions to grow our company. We believe there are many potential targets in the range of $3 million to $10 million in annual revenues that can be acquired over time and integrated into our businesses. We will also look at larger, more transformational acquisitions if we believe the appropriate mix of value, risk and return is present for our shareholders.
History of our Business
We have grown both organically and through acquisitions over the last three years. The following table provides a summary of the acquisitions over the last three years:

Name	Date	Descriptions
Telerhythmics, LLC ("Telerhythmics")	March 2014	Acquired Telerhythmics a provider of cardiac event monitoring services and included operations in our Diagnostic Services reportable segment.
MD Office Solutions ("MD Office")	March 2015	Acquired MD Office, a provider of mobile nuclear imaging in Northern and Central California and included operations in our Diagnostic Services reportable segment.
Project Rendezvous Holding Corporation ("PRHC")	January 2016
Acquired PRHC, the ultimate parent company of DMS Health Technologies, Inc. (collectively referred to hereinafter as "DMS Health Technologies" or "DMS Health"). DMS Health is a provider of mobile diagnostic imaging services and provides medical product sales and service. The acquisition resulted in two new reportable segments: Mobile Healthcare and Medical Device Sales and Services.

Business Segments
Our business is organized into four reportable segments: Diagnostic Services, Mobile Healthcare, Diagnostic Imaging and Medical Device Sales and Services. See Note 14 to our accompanying consolidated financial statements for financial data relating to our segments. For discussion purposes, we categorized our Diagnostic Services and Mobile Healthcare reportable segments as “Services,” and our Diagnostic Imaging and Medical Devices Sales and Services reportable segments as “Product and Product-Related.” For the last three fiscal years, Services and Product and Product-Related activities had the following relative contribution to consolidated revenues:

	Year ended December 31,
	2016	2015	2014
Revenues:
Services	76.1%	76.3%	75.8%
Product and product-related	23.9%	23.7%	24.2%
Total revenues	100.0%	100.0%	100.0%
Prior to the year ended December 31, 2016, we were organized as two reportable segments: Diagnostic Services and Diagnostic Imaging. With the acquisition of DMS Health on January 1, 2016, we added two additional reportable segments: Mobile Healthcare and Medical Device Sales and Services.

Diagnostic Services
Nuclear and Ultrasound Imaging Services.
Through Diagnostic Services, we offer a convenient and economically efficient imaging services program as an alternative to purchasing equipment or outsourcing the procedures to another physician or imaging center. For physicians who wish to perform nuclear imaging, echocardiography, vascular or general ultrasound tests, or any combination of these procedures in their offices, we provide the ability for them to engage our services, which includes the use of our imaging system, qualified personnel, radiopharmaceuticals, licensing services, and logistics required to perform imaging in the their own offices, and thereby the ability for these customers to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for those services, which are primarily cardiac in nature. The flexibility of our products and services allows physicians to ensure continuity of care and convenience for their patients, and allows them to retain revenue from procedures they would otherwise refer to imaging centers and hospitals. We provide imaging services primarily to cardiologists, internal medicine physicians, and family practice doctors who typically enter annual contracts for a set number of days ranging from once per month to five times per week. Many of our physician customers are reliant on reimbursements from Medicare, Medicaid, and third-party insurers. Although reimbursement for procedures provided by our services have been stable during the last several years, any future changes to underlying reimbursements may require modifications to our current business model in order for us to maintain a viable economic model.
Our portable nuclear and ultrasound imaging operations utilize a “hub and spoke” model in which centrally located regional hubs anchor multiple van routes in the surrounding metropolitan areas. At these hubs, clinical personnel load the equipment, radiopharmaceuticals, and other supplies onto specially equipped vans for transport to customer locations, where they set up the equipment for the day. After quality assurance testing, a technologist under the physician’s supervision will gather patient information, inject the patient with a radiopharmaceutical, and then acquire images for interpretation by the physician. At the conclusion of the day of service, all equipment and supplies are removed from the customer location and transported back to the central hub location. Our model relies on density and customer concentration to allow for efficiencies and maximum profitability, and therefore we are only located in geographies where there is a high concentration of people, cardiac disease and associated likely customer locations.
For our nuclear imaging services, we have obtained Intersocietal Accreditation Commission ("IAC") and Intersocietal Commission for Echocardiography Laboratories ("ICAEL") accreditation for our services. Our licensing infrastructure provides radioactive materials licensing, radiation safety officer services, radiation safety training, monitoring and compliance policies and procedures, and quality assurance functions, to ensure adherence to applicable state and federal nuclear regulations.
Cardiac Event Monitoring Services
We also offer within Diagnostic Services remote cardiac event monitoring services through our Telerhythmics business. These services include provision of a monitor, remote monitoring by registered nurses, and 24 hours a day, 7 days a week monitoring support for our patients and physician customers. We offer modalities of mobile cardiac telemetry ("MCT"), mobile cardiac event monitoring (both in wireless and analog versions), holter monitoring, and pacemaker analysis. Providing these services offers flexibility and convenience to our customers who do not have to incur the costs of staffing, equipment, and logistics to monitor patients as part of their standard of care.
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
Our cardiac event monitoring services are provided primarily through an independent diagnostic testing facility model that allows us to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for services provided, and is the only business at Digirad that bills Medicare, Medicaid, and private insurance directly. As such, our cardiac event monitoring services are directly subject to reimbursements from these entities which are subject to change on a periodic basis. Typically, our contracts can be canceled at any time, and are generally present to create understanding on billing responsibilities.

Mobile Healthcare
Through our Mobile Healthcare segment, we provide contract sales services and diagnostic imaging, including computerized tomography ("CT"), magnetic resonance imaging ("MRI"), positron emission tomography ("PET"), PET/CT, and nuclear medicine and healthcare expertise to hospitals, integrated delivery networks ("IDN"s), and federal institutions on a long-term contract basis, as well as provisional (short-term) services to institutions that are in transition. These services are provided primarily when there is a cost, ease, and efficiency component of providing the services directly rather than owning and operating the related equipment directly by our customers.
Our Mobile Healthcare operations operate throughout the United States, with a heavier concentration in rural areas, particularly in the Upper Midwest region of the United States. We have a range of customer types, but our most typical customer is a small or regional hospital that does not have enough volume of activity to justify owning a piece of imaging equipment on a full-time basis. Our services typically offer the diagnostic imaging equipment, placed in a large patient friendly coach or tractor-trailer, coupled with either an owned or operator-owned tractor, that is then transported to each customer location. Our mobile routes are designed to provide for maximum utilization and efficiency by allowing our units to travel to the next customer location during non-working hours of a typical imaging clinic, meeting our technical staff at each location. Our customers commit to annual contracts ranging from service once every two weeks to up to two days of service per week, depending on modality type and their local demand for services.
Diagnostic Imaging
Through our Diagnostic Imaging segment, we sell our internally developed solid-state gamma camera imaging systems and camera maintenance contracts. Our imaging systems include nuclear cardiac imaging systems, as well as general purpose nuclear imaging. We sell our imaging systems to physician offices and hospitals primarily in the United States, although we have sold a small number of imaging systems internationally. Our imaging systems are sold in both portable and fixed configurations, provide enhanced operability and improved patient comfort, fit easily into floor spaces as small as seven feet by eight feet, and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting, or within multiple departments of a hospital (e.g., emergency and operating rooms). Our Diagnostic Imaging segment revenues derive primarily from selling solid-state gamma cameras and camera maintenance contracts.
The central component of a nuclear camera is the detector, which ultimately determines the overall clinical quality of images a camera produces. Our nuclear cameras feature detectors with advanced proprietary solid-state technology developed by us. Solid-state systems have a number of benefits over conventional photomultiplier tube-based camera designs typically offered by our competitors. Our solid-state technology systems are typically 2 to 5 times lighter and considerably more compact than most traditional nuclear systems, making them far easier and less costly to build, very reliable, and able to be utilized for mobile applications. We are a market leader in the mobile solid-state nuclear camera segment.
We believe our current imaging systems, with their state-of-the-art technology and robust underlying patents, will continue to be relevant for the foreseeable future. We will continue to enhance and adjust our existing systems for the changing nuclear imaging market, including software updates and smaller enhancements. However, to accomplish any significant changes and enhancements, we will utilize what we believe is a deep available pool of contract engineers on a flexible, as needed basis and do not maintain a staff research and development department, thereby eliminating the fixed costs of a fully staffed research and development department.
Medical Device Sales and Services
Through our Medical Device Sales and Services segment, we provide contract sales services, as well as warranty and post-warranty services, under our exclusive contract with Philips Healthcare within a defined region in the upper Midwest region of the United States.
We primarily sell Philips branded imaging systems, including CT, MRI, PET, PET/CT systems, ultrasound and patient monitoring systems, and receive a commission on these sales. For our equipment sales, we do not take title to the underlying equipment; it is delivered directly to the end user by Philips. For much of the equipment sold, we receive a separate commission once the equipment is installed, and then an underlying commission for warranty services.
Our agreement with Philips expires on March 28, 2019, but can be terminated on a 180-day written notice by either party for any reason, and can be terminated by Philips if certain compliance requirements are not met. If terminated, Philips has right of first refusal to buy the service-oriented operations at fair market value.

Market Opportunity
Diagnostic imaging depictions of the internal anatomy or physiology are generated primarily through non-invasive means. Diagnostic imaging facilitates the early diagnosis of diseases and disorders, often minimizing the scope, cost, and amount of care required and reducing the need for more invasive procedures. Currently, the major types of non-invasive diagnostic imaging technologies available are: x-ray, MRI, CT, ultrasound, PET, and nuclear imaging. The most widely used imaging acquisition technology utilizing gamma cameras is single photon emission computed tomography, or SPECT. All our current internally-developed cardiac gamma cameras employ SPECT technology.
Cardiac event monitoring is a diagnostic test that allows physicians to see the electrocardiogram ("ECG") of a patient’s heart rhythm over a period of time or related to a specific event. The test includes a small monitor that is worn on the patient’s waist and is connected to lead wires affixed to the patient’s chest. The purpose of this test is to capture infrequent heart conditions that may only be experienced outside a physician’s office, as well as to observe the state of the heart in various resting and active situations.
Diagnostic imaging is the standard of care in diagnosis of diseases and disorders. We offer, through our businesses, the majority of these diagnostic imaging modalities. All of the diagnostic imaging modalities that we offer (both from provision of services and product sales) have been consistently utilized in clinical applications for many years, and are stable in their use and need. By offering a wide array of these modalities, we believe that we have strategically diversified our operations in possible changing trends of utilization of one diagnostic imaging modality from another.
Competition
The market for diagnostic products and services is highly competitive. Our business, which is focused primarily on the private practice and hospital sectors, continues to face challenges of demand for diagnostic services and imaging equipment, which we believe is due in part to the impact of the Deficit Reduction Act on the reimbursement environment and the 2010 Healthcare Reform laws, as well as general uncertainty in overall healthcare and legislative changes in healthcare, such as the Affordable Care Act. These challenges have impacted, and will likely continue to impact, our operations. We believe that the principal competitive factors in our market include acceptance by hospitals and physicians, relationships that we develop with our customers, budget availability for our capital equipment, requirements for reimbursement, pricing, ease-of-use, reliability, and mobility.
Diagnostic Services. In providing Diagnostic Services imaging services, we compete against many smaller local and regional nuclear and/or ultrasound providers, often owner-operators that may have lower operating costs. The fixed-installation operators often utilize older, used equipment, and the mobile operators may use older Digirad single-head cameras or newer dual-head cameras. We are the only mobile provider with our own exclusive source of triple-head mobile systems. Some competing operators place new or used cameras into physician offices and then provide the staffing, supplies, and other support as an alternative to a Diagnostic Services service contract. In addition, we compete against imaging centers that install fixed nuclear gamma cameras and make them available to referring physicians in their geographic vicinity. In these cases, the physician sends their patients to the imaging center.
In providing cardiac event monitoring services, we compete against many smaller local and regional service providers, as well as a few larger, more well established medical device companies that provide devices and a service model similar to ours. We believe our advantage in this market is our ability to utilize almost any cardiac event device on the market in the United States, and not being constrained by using any particular device. However, our larger competitors have larger sales forces and deeper financial resources that may allow them to be more cost effective. Further, larger competitors may develop devices that may make our owned devices obsolete, causing us to suffer financial losses as we attempt to change our technology and service model to adapt.
Diagnostic Imaging. In selling our imaging systems, we compete against several large medical device manufacturers who offer a full line of imaging cameras for each diagnostic imaging technology, including x-ray, MRI, CT, ultrasound, nuclear medicine, or SPECT/CT and PET/CT hybrid imagers. The existing nuclear imaging systems sold by these competitors have been in use for a longer period of time than internally developed nuclear gamma cameras, and are more widely recognized and used by physicians and hospitals for nuclear imaging; however, they are generally not solid-state, lightweight, as flexible, or portable. Additionally, certain medical device companies have developed a version of solid-state gamma cameras that may directly compete with our product offerings. Many of the larger multi-modality competitors enjoy significant competitive advantages over us, including greater brand recognition, greater financial and technical resources, established relationships with healthcare professionals, broader distribution networks, more resources for product development and marketing and sales, and the ability to bundle products to offer discounts.
Mobile Healthcare. The market for selling, servicing and operating diagnostic imaging services, patient monitoring equipment and imaging systems is highly competitive. In providing our Mobile Healthcare services, we compete against a few large national and regional providers. In addition to direct competition from other providers of services similar to those offered by us, we compete with freestanding imaging centers and health care providers that have their own diagnostic imaging systems, as well as with equipment manufacturers that sell imaging equipment directly to healthcare providers for permanent installation. Some of the direct competitors, which provide contract MRI and PET/CT services, have access to greater financial resources than we do. In addition, some of our customers are capable of providing the same services we provide to their patients directly, subject only to their decision to acquire a high-cost diagnostic imaging system, assume the financial and technology risk, and employ the necessary technologists, rather than obtain equipment and services from us. We may also experience greater competition in states that currently have certificate of need laws if such laws were repealed, thereby reducing barriers to entry and competition in those states. We also compete against other similar providers in quality of services, quality of imaging systems, relationships with health care providers, knowledge and service quality of technologists, price, availability, and reliability.
Medical Device Sales and Services. Through our relationship with Philips Healthcare, we provide contract sales services for larger imaging systems and patient monitoring systems, as well as certain post warranty service contracts within a defined region in the upper Midwest region of the United States. For the imaging systems, we compete directly with other well established healthcare products companies in the United States and throughout the world that sell similar devices that may have a differing array of features and benefits that exceed the Philips products that we sell. Further, these competitors may have greater manufacturing capacity, reach and sales forces relative to the region we sell in, providing a competitive advantage.
For our post warranty service contracts, we compete with a variety of smaller and larger independent service providers that may pay their field staff lower wages, utilize used parts instead of OEM parts and fail to provide the training we provide. Competing with these entities sometimes puts us at a cost and price disadvantage.
Intellectual Property
We rely on a combination of patent, trademark, copyright, trade secret, and other intellectual property laws, nondisclosure agreements, and other measures to protect our intellectual property. We require our employees, consultants, and advisors to execute confidentiality agreements and to agree to disclose and assign to us all inventions conceived during the workday, using our property, or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.
Patents
We have developed a patent portfolio that covers our products, components, and processes. We have 30 issued U.S. patents. The patents cover, among other things, aspects of solid-state radiation detectors, including our photodiodes, signal processing, and system configuration. Our issued patents expire between June 28, 2016 and August 27, 2030. We have multiple patents covering unique aspects and improvements for many of our products. We have entered into royalty-bearing licenses for several U.S. patents with third parties, where we are the licensee, for exclusive or non-exclusive use in nuclear imaging (subject to certain reservation of rights by the U.S. Government). While each of our patents applies to nuclear medicine, many also apply to the construction of area detectors for other types of medical and non-medical imagers and imaging methods.
Trademarks and Copyrights
We hold a variety of trademark registrations and copyrights in the United States for our product sales and mobile operations.
Raw Materials
Diagnostic Imaging. We and our contract manufacturers use a wide variety of materials, metals, and mechanical and electrical components for production of our nuclear imaging gamma cameras. These materials are primarily purchased from external suppliers, some of which are single-source suppliers. Materials are purchased from selected suppliers based on quality assurance, cost effectiveness, and constraints resulting from regulatory requirements, and we work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability. Global commodity supply and demand can ultimately affect pricing of certain of these raw materials. Though we believe we have adequate available sources of raw materials, there can be no guarantee that we will be able to access the quantity of raw material needed to sustain operations, as well as at a cost-effective price.
Diagnostic Services and Mobile Healthcare. Our Diagnostic Services and Mobile Healthcare operations utilize radiopharmaceuticals for our nuclear services. The underlying raw material for creation of the array of doses utilized in nuclear medicine is produced from a total of five main production facilities throughout the world, typically from highly enriched uranium resources. Prior to 2016, there were a total of six of these world sources; one source, Chalk River, Canada, ceased its production of these raw materials as planned in 2016. The remaining resources are expected to produce enough raw materials to address the global market, but there continues to be pressure to utilize low or non-enriched uranium resources to produce the underlying nuclear doses. There are several early stage ventures that are working on these types of technologies, including one in which we have a small investment. See Note 12 to our accompanying consolidated financial statements for more information on our investment in Perma-Fix Medical, S.A.

Medical Device Sales and Services. Our relationship with Philips for sales of medical equipment includes our reliance on their supply chain to produce the underlying equipment we are selling. As such, Philips, as a large global company, is subject to a variety of underlying raw material constraints on its equipment production. Ultimately, as a distributor of Philips equipment, we are subject to these same constraints.
Manufacturing
Diagnostic Imaging. We manufacture our nuclear imaging cameras by employing a strategy that combines our internal design expertise and proprietary process technology with highly qualified contract manufacturers. The majority of the components of our nuclear imaging cameras are produced by contract manufacturers, whereas the most complex components and final assembly and final system performance tests are performed at our facility. All of our outsourced suppliers of critical materials, components, and subassemblies undergo ongoing quality audits by us.
We and our contract manufacturers are subject to FDA Quality System Regulations, state regulations, and standards set by the International Organization for Standardization, or ISO. We are currently certified to the EN ISO 13485:2012 quality standard. We have received certification authorizing CE Marking of our Cardius® XPO, Cardius® X-ACT, and ergoTM gamma cameras, as well as U.S. Food and Drug Administration ("FDA") 510(k) clearance for our complete nuclear imaging camera product line. The CE Mark is a requirement for selling in many international markets. In addition, the X-ACT camera utilizes an x-ray technology to provide attenuation correction information for the SPECT reconstruction. We also have received FDA Indications for Use for our ergoTM LFOV General Purpose Imager for molecular breast imaging.
Reimbursement
Our only businesses that bills Medicare, Medicaid and private payors directly is our cardiac event monitoring services business; however, all of our customers typically rely primarily on the Medicare and Medicaid programs and private payors for reimbursement. As a result, demand for our products and services are dependent in part on the coverage and reimbursement policies of these payors. Third party coverage and reimbursement is subject to extensive federal, state, local, and foreign regulation, and private payor rules and policies. In many instances, the applicable regulations, policies, and rules have not been definitively interpreted by regulatory authorities or the courts, are open to a variety of interpretations, and are subject to change without notice.
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
Medicare reimbursement rules are subject to annual changes that may affect payment for services that our customers provide. In addition, Congress has passed healthcare reform proposals that are intended to expand the availability of healthcare coverage and reduce the growth in healthcare spending in the U.S. Many of these laws affect the services that our customers provide, and could change further over time.
Medicare reimbursement rules impose many standards and policies on the payment of services that our customers provide. For instance, physicians billing for the technical component of nuclear imaging tests must be accredited by a government-approved independent accreditation body and many private payors are adopting similar requirements. We offer our customers a service to assist them in obtaining and maintaining the required accreditation. We believe we have structured our contracts in a manner that allows our customers to seek reimbursement from third-party payors in compliance with Medicare reimbursement rules. Our physician customers typically bill for both the technical and professional components of the tests. Assuming they meet certain requirements including, but not limited to, performing and documenting bona fide interpretations and providing the requisite supervision of the non-physician personnel performing the tests, they may bill and be paid by Medicare. If the failure to comply is deemed to be “knowing” or “willful,” the government could seek to impose fines or penalties, and we may be required to restructure our agreements and/or respond to any resultant claims by such customers or the government. Our hospital customers typically seek reimbursement by Medicare for outpatient services under the Medicare Hospital Outpatient Prospective Payment System.
Sales
We maintain separate sales organizations that are aligned with each of our business units, which operate independently but in cooperation with each other. Mobile Healthcare sales efforts are throughout the United States and Canada, though there typically is more effort expended in rural and smaller hospital areas, as these are the primary customers that we sell our services to and provide the most value. Diagnostic Services concentrates its efforts on twelve regional areas where the majority of our business is concentrated based on concentrations of people and cardiac disease. Diagnostic Imaging sales efforts are conducted throughout the United States and certain foreign countries, and are not concentrated to any particular region or area within the United States as the customer profile for this business can be at any hospital or physician practice. Diagnostic Services and Diagnostic Imaging, though separate sales teams, work collaboratively to help fulfill customer needs in either small practice mobile nuclear cardiac imaging services, or the potential to provide capital equipment sales should the customer decide to own the equipment in house. Medical Device Sales and Services concentrates its sales efforts in the Upper Midwest area of the United States based on our sales and service agreement with Philips. Similar to Diagnostic Imaging and Diagnostic Services, the sales teams of Mobile Healthcare and Medical Device Sales and Services work collaboratively to field opportunities that could result in both the sale of capital equipment and/or an opportunity for mobile services to provide solutions for our customers in large imaging modalities to fit their needs.
Government Regulation
We and our medical professional customers and must comply with an array of federal and state laws and regulations. Violations of such laws and regulations can be punishable by criminal, civil, and/or administrative sanctions, including, in some instances, exclusion from participation in healthcare programs such as Medicare and Medicaid. Accordingly, we maintain a vigorous compliance program and a hotline that permits our personnel to report violations anonymously if they wish.
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

The American Recovery and Reinvestment Act of 2009, enacted February 17, 2009, made significant changes to HIPAA privacy and security regulations. Effective February 17, 2010, we are regulated directly under all of the HIPAA rules protecting the security of electronic individually identifiable health information and many of the rules governing the privacy of such information.

•
Medical Device Regulation. The FDA classifies medical devices, such as our cameras, into one of three classes, depending on the degree of risk associated with the device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risk are placed in either class I or II, which generally requires the manufacturer to submit to the FDA a pre-market notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, are placed in Class III, requiring an approved Premarket Approval Application ("PMA"). Our cameras are Class II medical devices that have been cleared for marketing by the FDA. We are also subject to post-market regulatory requirements relating to our manufacturing process, marketing and sales activities, product performance, and medical device reports should there be deaths and serious injuries associated with our products.

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

•
Environmental Matters. The facilities we operate or manage generate hazardous and medical waste subject to federal and state requirements regarding handling and disposal. We believe that the facilities that we operate and manage are currently in compliance in all material respects with applicable federal, state and local statutes and ordinances regulating the handling and disposal of such materials. We do not believe that we will be required to expend any material additional amounts in order to remain in compliance with these laws and regulations or that compliance will materially affect our capital expenditures, earnings or competitive position.

Employees
As of December 31, 2016, we had a total of 507 full time employees, of which 295 were employed in clinical-related positions, 108 in operational roles, 69 in general and administrative functions, and 35 in marketing and sales. All positions are in the United States. We also utilize varying amounts of temporary workers as necessary to fulfill customer requirements. We have not experienced any work stoppages and consider our employee relations to be good.
Available Information
We file electronically with the Securities and Exchange Commission (the "SEC"), our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act"). The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov), which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
Risks Related to Our Business and Industry
We may not be able to achieve the anticipated synergies and benefits from business acquisitions, including our recent acquisition of DMS Health Technologies.
Part of our business strategy is to acquire businesses that we believe can complement our current business activities, both financially and strategically. On January 1, 2016, we acquired PRHC and its subsidiaries, including DMS Health Technologies, Inc., with these synergistic benefits in mind. Previously we acquired MD Office on March 5, 2015, and Telerhythmics on March 13, 2014. Acquisitions involve many complexities, including, but not limited to, risks associated with the acquired business' past activities, loss of customers, regulatory changes that are not anticipated, difficulties in integrating personnel and human resource programs, integrating ERP systems and other infrastructures, general under performance of the business under Digirad control versus the prior owners, unanticipated expenses and liabilities, and the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002. There is no guarantee that our acquisitions will increase the profitability and cash flow of Digirad, and our efforts could cause unforeseen complexities and additional cash outflows, including financial losses. As a result, the realization of anticipated synergies or benefits from acquisitions may be delayed or substantially reduced, and could potentially result in the impairment of our investment in these businesses.
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
Nuclear medicine is a “designated health service” under the federal physician self-referral prohibition law known as the “Stark Law,” which states that a physician may not refer designated health services to an entity with which the physician or an immediate family member has a financial relationship, unless a statutory exception applies. Our business model and service agreements are structured to enable our physician customers to meet the statutory in-office ancillary services ("IOAS") exception to the Stark Law, allowing them to perform nuclear diagnostic imaging services on their patients in the convenience of their own office. From time-to-time, the Centers for Medicare and Medicaid Services and Congress have proposed to modify the IOAS to further limit or eliminate this exception. Various lobbying organizations, including the Medicare Payment Advisory Commission ("MedPAC"), in the past have pushed for, discussed, and recommended that Congress limit the availability of the IOAS exception in order to reduce federal healthcare costs. Legislation has been introduced in prior Congresses to modify or eliminate the exception, but has not been enacted. The outcome of these efforts is uncertain at this time; however, the limitation or elimination of the IOAS exception could significantly impact our Diagnostic Services business segment as currently structured.
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
Our manufacturing process within Diagnostic Imaging, and our after sale camera support business, rely on a limited number of third parties to supply certain key components and manufacture our products. Alternative sources of production and supply may not be readily available or may take several months to scale-up and develop effective production processes. If a disruption in the availability of parts or in the operations of our suppliers were to occur, our ability to have gamma cameras built as well as our ability to provide support could be materially adversely affected. In certain cases, we have developed backup plans and have alternative procedures should we experience a disruption. However, if these plans are unsuccessful or if we have a single source, delays in the production and support of our gamma cameras for an extended period of time could cause a loss of revenue and/or higher production and support costs, which could significantly harm our business and results of operations.
Our Diagnostic Services and portions of our Mobile Healthcare operations are highly dependent upon the availability of certain radiopharmaceuticals, thereby making us vulnerable to supply problems and price fluctuations that could harm our business.
Both our Diagnostic Service business and portions of our Mobile Healthcare business involve the use of radiopharmaceuticals. There were significant disruptions in the international supply of these radiopharmaceuticals in 2010, which caused us to cancel services that would have otherwise been provided and this adversely affected our customers, as well as our financial condition in 2010. Since this event, we generally have had sufficient supply, but do experience short-term shortages from time to time.
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
Our business is not widely diversified.
We provide our diagnostic services and sell our products primarily into the cardiac nuclear and ultrasound imaging private practice, in-office markets and hospitals. We may not be able to leverage our assets and technology to diversify our products and services in order to generate revenue beyond the cardiac nuclear and ultrasound imaging private practice markets. If we are unable to diversify our product and service offerings, our financial condition may suffer.
We compete against businesses that have greater resources and different competitive strengths.
The market for diagnostic services and diagnostic imaging systems is limited and has experienced some declines in the past. Some of our competitors have greater resources and a more diverse product offering than we do. Some of our competitors also enjoy significant advantages over us, including greater brand recognition, greater financial and technical resources, established relationships with healthcare professionals, larger distribution networks, and greater resources for product development, as well as more extensive marketing and sales resources. If we are unable to expand our current market share, our revenues and related financial condition could decline.
Our quarterly and annual financial results are difficult to predict and are likely to fluctuate from period to period.
We have historically experienced seasonality in all of our businesses, volatility due to the changing healthcare environment, the variable supply of radiopharmaceuticals, and downturns based on the changing U.S. economy. While our customers are typically obligated to pay us for imaging days to which they have committed, our contracts permit some flexibility in scheduling when services are to be performed. We cannot predict with certainty the degree to which seasonal circumstances such as the summer slowdown, winter holiday vacations, and weather conditions may affect the results of our operations. We have also experienced fluctuations in demand of our diagnostic imaging product sales due to economic conditions, capital budget availability, and other financial or business reasons. In addition, due to the way that customers in our target markets acquire our products, a large percentage of our products are booked during the last month of each quarterly accounting period, and often there can be a large amount in the last month of the year. As such, a delivery delay of only a few days may significantly impact quarter-to-quarter comparisons of our results of operations. Moreover, the sales cycle for all of our capital products is typically lengthy, particularly in the hospital market, which may cause us to experience significant revenue fluctuations.
We spend considerable time and money complying with federal and state laws, regulations, and other rules, and if we are unable to fully comply with such laws, regulations, and other rules, we could face substantial penalties.
We are directly, or indirectly through our customers, subject to extensive regulation by both the federal government and the states in which we conduct our business, including: the federal Medicare and Medicaid anti-kickback laws and other Medicare laws, regulations, rules, manual provisions, and policies that prescribe requirements for coverage and payment for services performed by us and our physician customers; the federal False Claims statutes; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended in 2009 under the HITECH Act that places direct legal obligations and higher liability on us with respect to the security and handling of personal health information; the Stark Law; the federal Food, Drug and Cosmetic Act; federal and state radioactive materials laws; state food and drug and pharmacy laws and regulations; state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians; state scope-of-practice laws; and federal rules prohibiting the mark-up of diagnostic tests to Medicare under certain circumstances. If our customers are unable or unwilling to comply with these statutes, regulations, rules, and policies, rates of our services and products could decline and our business could be harmed. Additionally, new government mandates will require us to provide a certain baseline of health benefits and premium contribution for our employees and their families or pay governmental penalties. Some of these costs are not tax deductible. We have opted to provide this coverage to our employee base in order to maintain retention of qualified medical technicians and other professionals rather than plan to pay penalties to the government. Either option will result in additional costs to us and could negatively impact our cash reserves.
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
Our relationship with Philips Healthcare could be canceled with a short notice period, severely impacting our revenues and costs.
Through our recent acquisition of DMS Health, we enjoy a long-standing relationship with Philips Healthcare to sell and service certain imaging and patient monitoring devices in defined region in the upper-Midwest area of the United States. Commissions and servicing revenues from this relationship are a substantial component of our revenues. Though our current agreement with Philips Healthcare continues into 2019, the contract can be canceled for various reasons with a 180-day notice period. If this contract is canceled, we would likely experience revenue declines and increased costs associated with personnel and infrastructure changes related to the contract termination, and we likely would not be able to replace this lost revenue in the near term.
Our mobile healthcare fleet is highly utilized; any downtime in our assets could have a material impact on our revenues and costs.
Our Mobile Healthcare business unit utilizes a fleet of highly sophisticated imaging and related transportation assets that require nearly 100% uptime to service our customer needs. Though we utilize an array of highly competent service providers to support our imaging fleet, imaging and related transportation machines can experience unproductive downtime. Any downtime of our imaging fleet could have near term impacts on our revenues and underlying costs.
Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At December 31, 2016, goodwill and net intangible assets represented $17.9 million, or 16.8% of our total assets. In addition, net property, plant and equipment assets totaled $31.4 million, or 29.6% of our total assets. If actual results differ from the assumptions and estimates used in our goodwill and long-lived asset valuation calculations, we could incur impairment charges, which could negatively impact our earnings.
We review our reporting units for potential goodwill impairment annually or more often if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In addition, we test the recoverability of long-lived assets if events or circumstances indicate the carrying values may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. We conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount and/or the value of long-lived assets to not be recoverable, which could lead to the measurement and recognition of goodwill and/or long-lived asset impairment. These risks include, but are not limited to, significant negative variances between actual and expected financial results, lowered expectations of future financial results, failure to realize anticipated synergies from acquisitions, adverse changes in the business climate, and the loss of key personnel. If we are not able to achieve projected performance levels, future impairments could be possible, which could negatively impact our earnings.

During the year ended December 31, 2016, the Company recorded a $0.3 million goodwill impairment loss related to Telerhythmics, the Company's cardiac event monitoring services business that was acquired on March 13, 2014. No goodwill impairment charges were recognized in December during the years ended December 31, 2014 and 2015. No significant impairment losses on long-lived assets were recognized during the years ended December 31, 2016, 2015, and 2014. See Notes 2 and 6 to the accompanying consolidated financial statements for further discussion regarding goodwill and long-lived assets.

Risks Related to our Indebtedness
On January 1, 2016, we entered into a Credit Agreement (the “Credit Agreement”) by and among Digirad and certain subsidiaries of Digirad, the lenders party thereto, and Wells Fargo Bank, National Association as administrative agent and as sole lead arranger and sole book runner. The Credit Agreement is a five-year credit facility (maturing in January 2021) with a maximum credit amount of $40.0 million (the “Credit Facility”). On January 4, 2016, we drew down $33.6 million against the Credit Facility to fund the acquisition of DMS Health Technologies.
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
We adopted a tax benefit preservation plan, designed to preserve the value of certain income tax assets, primarily tax net operating loss carryforwards ("NOLs"), which may discourage acquisition and sale of large blocks of our stock and may result in significant dilution for certain stockholders.
We have adopted a tax benefit preservation plan in the form of a Section 382 Rights Agreement ("382 Agreement"). The 382 Agreement is designed to preserve stockholder value and the value of certain income tax assets primarily associated with NOLs by acting as a deterrent to any person acquiring beneficial ownership of 4.99% or more of the Company’s outstanding common stock without the approval of the Board. The 382 Agreement may discourage existing 5% stockholders from selling their interest in a single block, which may impact the liquidity of the Company's common stock, may deter institutional investors from investing in our stock, and may deter potential acquirers from making premium offers to acquire the Company, factors which may depress the market price of our stock.
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
Our principal executive offices are located in Suwanee, Georgia, where we lease approximately 8,500 square feet of office space. We lease a 21,300 square foot facility in Poway, California that houses our Diagnostic Imaging operations. Our Diagnostic Services segment leases approximately 28 small hub locations in the various states in which we operate, which primarily house our fleet of cameras and vans. Diagnostic Services also operates a cardiac event monitoring center which is located in an approximately 8,078 square foot facility in Collierville, Tennessee. In addition to our leased properties, we own a 36,310 square foot facility in Fargo, North Dakota and a 16,769 square foot facility in Sioux Falls, South Dakota, both of which house our DMS Health businesses.
We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

ITEM 3.	LEGAL PROCEEDINGS
See Note 8 to the accompanying consolidated financial statements for a summary of legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Market under the symbol “DRAD”. The following table presents the high and low per share sale prices of our common stock during the periods indicated, as reported on NASDAQ.

	Year ended December 31,
	2016		2015
	High	Low	High	Low
First Quarter	$5.74	$4.22	$5.48	$3.86
Second Quarter	6.12	4.78	4.81	3.68
Third Quarter	6.15	4.84	4.49	3.50
Fourth Quarter	5.18	4.15	6.92	3.74
As of February 21, 2017 there were approximately 167 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”
Dividend Policy
We paid four quarterly cash dividends of $0.05 per common share for total dividends paid of $0.20 per common share during each of the years ended December 31, 2016 and 2015. On January 31, 2017, we announced a dividend of $0.05 per common share payable on February 28, 2017 to shareholders of record as of February 15, 2017.
Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, and financial covenants under our Credit Agreement with Wells Fargo. The Credit Agreement limits, but does not eliminate, our ability to pay dividends. We presently intend to continue the payment of regular quarterly cash dividends on our common stock; however, there is no assurance that the Company will be able to do so under the Credit Agreement.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities during the fiscal year 2016.
On February 27, 2013, our board of directors modified our stock buyback program originally adopted in February 2009 to increase repurchases to an aggregate of $7.0 million, and subsequently, on March 13, 2013, increased the stock buyback program again for repurchases of up to an aggregate of $12.0 million. The timing of stock repurchases and the number of shares of common stock to be repurchased are in compliance with Rule 10b-18 under the Exchange Act. The timing and extent of the repurchase depends upon market conditions, applicable legal and contractual requirements, and other factors.

	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2016 – October 31, 2016	-	-	2,588,484	$6,271,789
November 1, 2016 – November 30, 2016	-	-	2,588,484	6,271,789
December 1, 2016 – December 31, 2016	-	-	2,588,484	6,271,789
As of December 31, 2016			2,588,484	$6,271,789
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12, "Security Ownership of Certain Beneficial Owners and Management Related Stockholders Matters" for information with respect to our compensation plans under which equity securities are authorized for issuance.

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
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Stock Market Index, the NASDAQ Medical Equipment Index, and the NASDAQ Healthcare Index. The period shown commences on December 31, 2011 and ends on December 31, 2016, the end of our most recent fiscal year. The graph assumes an investment of $100 on December 31, 2011, and the reinvestment of any dividends, if any. The comparisons shown in the graph below are based upon historical data.
The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Digirad Corporation	$100.00	$104.59	$191.40	$239.03	$331.75	$298.17
NASDAQ Stock Market (US Companies)	$100.00	$118.26	$164.83	$190.07	$204.70	$224.75
NASDAQ Medical Equipment Index	$100.00	$111.32	$130.48	$151.36	$178.41	$195.45
NASDAQ Healthcare	$100.00	$127.24	$199.82	$256.70	$274.30	$229.26

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our Audited Consolidated Financial Statements and related disclosures and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. Amounts are presented in thousands, except per share amounts.

	Year Ended December 31,
	2016 (1)(2)	2015 (2)(3)	2014 (4)(5)	2013 (5)	2012
Consolidated Statements of Operations Data:
Revenues:
Services	$95,511	$46,407	$42,170	$37,171	$36,064
Product and product-related	29,956	14,419	13,438	12,205	14,449
Total revenues	125,467	60,826	55,608	49,376	50,513
Cost of revenues:
Services	75,515	35,968	31,721	27,828	27,293
Product and product-related	14,179	6,949	7,247	7,432	10,128
Total cost of revenues	89,694	42,917	38,968	35,260	37,421
Gross profit	35,773	17,909	16,640	14,116	13,092
Operating expenses:
Research and development	—	—	—	1,025	3,716
Marketing and sales	10,049	4,741	4,730	4,411	6,402
General and administrative	19,988	9,888	8,344	8,118	7,839
Amortization of intangible assets	2,313	506	356	231	233
Goodwill impairment	338	—	—	—	—
Restructuring loss	—	—	692	1,728	—
Gain on sale of assets and license agreement	—	—	—	(1,568)	—
Total operating expenses	32,688	15,135	14,122	13,945	18,190
Income (loss) from operations	3,085	2,774	2,518	171	(5,098)
Total other (expense) income	(1,200)	(257)	19	48	97
Income (loss) before income taxes	1,885	2,517	2,537	219	(5,001)
Income tax benefit (expense)	12,417	19,123	(62)	45	77
Net income (loss)	$14,302	$21,640	$2,475	$264	$(4,924)
Net income (loss) per share:
Basic	$0.73	$1.13	$0.13	$0.01	$(0.26)
Diluted	$0.71	$1.10	$0.13	$0.01	$(0.26)
Shares used in per share calculations:
Basic	19,594	19,210	18,571	18,789	19,274
Diluted	20,067	19,690	18,878	19,159	19,274
Dividends declared per common share	$0.20	$0.20	$0.20	$0.05	$—

	December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheets Data:
Cash and cash equivalents	$2,203	$15,868	$14,051	$18,744	$19,514
Working capital	4,406	23,041	24,659	29,044	31,103
Total assets	106,263	64,113	41,901	41,451	44,909
Capital lease obligations	1,119	1,567	767	488	96
Long-term debt, net of current portion	16,070	—	—	—	—
Total stockholders’ equity	66,481	54,155	32,645	33,386	36,449

(1)	On January 1, 2016, we acquired DMS Health. The results of DMS Health are included in the results since the acquisition date. See Note 3 to the accompanying consolidated financial statements.

(2)
Included in net income for 2016 and 2015 is an income tax benefit of $12.4 million and $19.1 million, respectively, primarily related to the release of the valuation allowance associated with a portion of our deferred tax assets.

(3)	On March 5, 2015, we acquired MD Office. The results of MD Office are included in Diagnostic Services since the acquisition date. See Note 3 to the accompanying consolidated financial statements.

(4)	On March 13, 2014, we acquired 100% of the membership interest of Telerhythmics.

(5)	On January 27, 2014 and February 28, 2013 we entered into the Facilities restructuring initiative and the Diagnostic Imaging restructuring initiative, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Digirad delivers convenient, effective, and efficient healthcare solutions on an as needed, when needed, and where needed basis. Digirad's diverse portfolio of mobile healthcare solutions and medical equipment and services, including diagnostic imaging and patient monitoring, offers hospitals, physician practices, and imaging centers throughout the United States with technology and services necessary for them to provide exceptional patient care in the rapidly changing healthcare environment.
Strategy
Our main strategic focus is to grow our business into an integrated healthcare services company that addresses the rapidly changing healthcare environment. We believe that there are many opportunities to provide outsourced and mobile healthcare services and solutions in the current healthcare environment. We believe this strategy will be accomplished by:
1.Focusing on organic growth from our core business;
2.Introducing new service offerings through our existing businesses or through acquisitions; and
3.Acquiring similar or complementary healthcare service companies.
Recent Acquisitions
On March 13, 2014, we acquired Telerhythmics, which broadened our suite of services provided through the Diagnostic Services segment, to include cardiac event monitoring services. These services offer flexibility and convenience to our customers who do not have to incur the costs of staffing, equipment, and logistics to monitor patients as part of their standard of care. Our cardiac event monitoring services are provided primarily through an independent diagnostic testing facility model which allows us to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for services provided. As such, our cardiac event monitoring services are subject to reimbursements from Medicare, Medicaid, and third-party insurers which are subject to change on a periodic basis. Our cardiac event monitoring services are mainly provided to physician practices and hospitals. On March 5, 2015, we acquired MD Office Solutions ("MD Office"), a provider of in-office nuclear cardiology imaging in the northern and central California regions, which broadened our footprint in California and was incorporated into our Diagnostic Services segment.
On January 1, 2016, we acquired Project Rendezvous Holding Corporation, the holding company of DMS Health Technologies. DMS Health Technologies (“DMS Health”) offers mobile diagnostic imaging across multiple imaging modalities, including Positron Emission Tomography (“PET”), Computed Tomography (“CT”), Magnetic Resonance Imaging (“MRI”) as well as other imaging and healthcare services. These services are provided to regional and rural hospitals and institutions throughout the United States. In addition, DMS Health, through an exclusive relationship with Philips Healthcare, services and sells Philips' imaging and patient monitoring equipment within a defined region of the upper Midwest region of the United States. With the addition of DMS Health, we added two new reportable segments to Digirad: Mobile Healthcare and Medical Device Sales and Service. Further, the addition of DMS has approximately doubled the revenue of the Company from the 2015 levels, and has had a significant impact on all major categories of our financial statements.
Business Segments
With the acquisition of DMS Health, we now operate the Company in four reportable segments:

1.	Diagnostic Services

2.	Diagnostic Imaging

3.	Mobile Healthcare

4.	Medical Device Sales and Service
Diagnostic Services. Through Diagnostic Services, we offer a convenient and economically efficient imaging and monitoring services program as an alternative to purchasing equipment or outsourcing the procedures to another physician or imaging center. For physicians who wish to perform nuclear imaging, echocardiography, vascular or general ultrasound tests, we provide the ability for them to engage our services, which includes the use of our imaging system, qualified personnel, radiopharmaceuticals, licensing services, and logistics required to perform imaging in their own offices, and thereby the ability to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for those services, which are primarily cardiac in nature. We provide imaging services primarily to cardiologists, internal medicine physicians, and family practice doctors who typically enter annual contracts for a set number of days ranging from once per month to five times per week.
Diagnostic Services also offers remote cardiac event monitoring services through our Telerhythmics business. These services include provision of a monitor, remote monitoring by registered nurses, and 24 hours a day, 7 days a week monitoring support for our patients and physician customers. We offer modalities of mobile cardiac telemetry ("MCT"), mobile cardiac event monitoring (both in wireless and analog versions), holter monitoring, and pacemaker analysis. These services offer flexibility and convenience to our customers who do not have to incur the costs of staffing, equipment, and logistics to monitor patients as part of their standard of care. Our cardiac event monitoring services are provided primarily through an independent diagnostic testing facility model that allows us to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for our services, and is the only business at Digirad that bills Medicare, Medicaid, and private insurance directly.
Mobile Healthcare. Through Mobile Healthcare, we provide contract diagnostic imaging, including computerized tomography ("CT"), magnetic resonance imaging ("MRI"), positron emission tomography ("PET"), PET/CT, and nuclear medicine and healthcare expertise to hospitals, integrated delivery networks ("IDNs"), and federal institutions on a long-term contract basis, as well as provisional (short-term) services to institutions that are in transition. These services are provided primarily when there is a cost, ease, and efficiency component of providing the services directly rather than owning and operating the related services and equipment directly by our customers.
Diagnostic Imaging. Through Diagnostic Imaging, we sell our internally developed solid-state gamma cameras, imaging systems and camera maintenance contracts. Our imaging systems include nuclear cardiac imaging systems, as well as general purpose nuclear imaging systems. We sell our imaging systems to physician offices and hospitals primarily in the United States, although we have sold a small number of imaging systems internationally.
Medical Device Sales and Service. Through Medical Device Sales and Service, we provide contract sales services, as well as warranty and post-warranty services, under our exclusive contract with Philips Healthcare within a defined region in the upper Midwest region of the United States. We primarily sell Philips branded imaging and patient monitoring systems, including CT, MRI, PET, PET/CT systems, ultrasound and patient and monitoring systems, and receive a commission on these sales. For our equipment contract sales services, we do not take title to the underlying equipment; it is delivered directly to the end user by Philips. We also provide warranty and post-warranty services on certain Philips equipment within this territory related to equipment we have sold or other equipment sold in the territory.
Our Market
The target market for our products and services is comprised of cardiologists, internal medicine physicians, family practice physicians, hospitals, IDNs, and federal institutions in the United States that perform or could perform a diagnostic imaging procedure, have a need for cardiac event monitoring, or have interest in purchasing a diagnostic imaging product. During the year ended December 31, 2016, through Diagnostic Services and Mobile Healthcare, we provided imaging services to 1,017 physicians, physician groups, hospitals, IDNs and federal institutions, and cardiac event monitoring services to 379 physicians and physician groups. Our Diagnostic Services and Mobile Healthcare businesses currently operate in 42 states. In the past, our market has been negatively affected by lower reimbursements from the Center for Medicare and Medicaid Services ("CMS") and third party insurance providers for the codes under which our customers bill for our services, although reimbursements have stabilized in the last few years. We have addressed, and will continue to address, these market pressures by modifying our Diagnostic Services and Mobile Healthcare business models, and by assisting our healthcare customers in complying with new regulations and requirements.
Trends and Drivers
The market for diagnostic services and products is highly competitive. Our business, which is focused primarily on the private practice and hospital sectors, continues to face uncertainty in the demand for diagnostic services and imaging equipment, which we believe is due in part to the impact of the Deficit Reduction Act on the reimbursement environment and the 2010 Healthcare Reform laws, as well as general uncertainty in overall healthcare and legislative changes in healthcare, such as the Affordable Care Act. These challenges have impacted, and will likely continue to impact, our operations. We believe that the principal competitive factors in our market include budget availability for our capital equipment, qualifications for reimbursement, pricing, ease-of-use, reliability, and mobility.
Diagnostic Services. In providing Diagnostic Services imaging services, we compete against many smaller local and regional nuclear and/or ultrasound providers that may have lower operating costs. The fixed-installation operators often utilize older, used equipment, and the mobile operators may use older Digirad single-head cameras or newer dual-head cameras. We are the only mobile provider with our own exclusive source of triple-head mobile systems. Some competing operators place new or used cameras into physician offices and then provide the staffing, supplies, and other support as an alternative to a Diagnostic Services service contract. In addition, we compete against imaging centers that install fixed nuclear gamma cameras and make them available to referring physicians in their geographic vicinity. In these cases, the physician sends their patients to the imaging center.

In providing cardiac event monitoring services, we compete against many smaller local and regional service providers, as well as a few larger, more well-established medical device companies, that provide devices and a service model similar to ours. We believe our advantage in this market is our ability to utilize almost any cardiac event device on the market in the United States, and not being constrained by using any particular device. However, our larger competitors have larger sales forces and deeper financial resources that may allow them to be more cost effective. Further, larger competitors may develop devices that may make our owned devices obsolete, causing us to suffer financial losses as we attempt to change our technology and service model to adapt.
Diagnostic Imaging. In selling our imaging systems, we compete against several large medical device manufacturers who offer a full line of imaging cameras for each diagnostic imaging technology, including x-ray, MRI, CT, ultrasound, nuclear medicine, or SPECT/CT and PET/CT hybrid imagers. The existing nuclear imaging systems sold by these competitors have been in use for a longer period of time than our internally developed nuclear gamma cameras, and are more widely recognized and used by physicians and hospitals; however, they are generally not solid-state, light-weight, as flexible, or portable. Additionally, certain medical device companies have developed a version of solid-state gamma cameras that may directly compete with our product offerings. Many of the larger multi-modality competitors enjoy significant competitive advantages over us, including greater brand recognition, greater financial and technical resources, established relationships with healthcare professionals, broader distribution networks, more resources for product development and marketing and sales, and the ability to bundle products to offer discounts.
Mobile Healthcare. The market for selling, servicing, and operating diagnostic imaging services, patient monitoring equipment, and imaging systems is highly competitive. Mobile Healthcare services, competes against a few large national and regional providers. In addition to direct competition from other providers of services similar to those offered by us, we compete with freestanding imaging centers and healthcare providers that have their own diagnostic imaging systems, as well as with equipment manufacturers that sell imaging equipment directly to healthcare providers for permanent installation. Some of the direct competitors, which provide contract MRI and PET/CT services, have access to greater financial resources than we do. In addition, some of our customers are capable of providing the same services we provide to their patients directly, subject only to their decision to acquire a high-cost diagnostic imaging system, assume the financial and technology risk, and employ the necessary technologists, rather than obtain equipment and services from us. We may also experience greater competition in states that currently have certificate of need laws if such laws were repealed, thereby reducing barriers to entry and competition in those states. We also compete against other similar providers in quality of services, quality of imaging systems, relationships with healthcare providers, knowledge and service quality of technologists, price, availability, and reliability.
Medical Device Sales and Services. Through our relationship with Philips Healthcare, we provide contract sales services of larger imaging systems and patient monitoring systems, as well as certain post warranty service contracts within a defined region in the upper Midwest region of the United States. For the imaging systems, we compete directly with other well established healthcare products companies in the United States and throughout the world that sell similar devices that may have a differing array of features and benefits that exceed the Philips products that we sell. Further, these competitors may have greater manufacturing capacity, reach and sales forces relative to the region we sell in, providing a competitive advantage.
For our post-warranty service contracts, we compete with a variety of smaller and larger independent service providers that may pay their field staff lower wages, utilize used parts instead of OEM parts and fail to provide the training we provide. Competing with these sources sometimes puts us at a cost and price disadvantage.
2016 Financial Highlights
Our consolidated revenues were $125.5 million for the year ended December 31, 2016. This is an increase of $64.6 million, or 106.3%, compared to the prior year, primarily due to the acquisition of DMS Health, which occurred on January 1, 2016, as well as $0.6 million of incremental revenue associated with the MD Office acquisition, which occurred on March 5, 2015. Excluding the impact of acquisitions, revenue increased $0.8 million driven by a $1.3 million, or 2.9%, increase in our Diagnostic Services revenue year over year. Diagnostic Imaging segment revenues for the year ended December 31, 2016 decreased $0.5 million, or 3.8%, compared to the prior year, primarily due to a decrease in the number of cameras sold and lower revenue associated with camera maintenance contracts.
Consolidated gross profit increased $17.9 million, or 99.7%, compared to the prior year, due to the acquisitions of DMS Health and MD Office. Excluding the impact of these acquisitions, consolidated gross profit decreased $0.5 million due to a decrease in the average mobile imaging rate per day, a lower benefit from a release of excess inventory reserves, and a less favorable mix of services provided in our Telerhythmics business compared to the prior year, as well as a less favorable mix of cameras sold during the year ended December 31, 2016 compared to the prior year.
Our total operating expenses increased $17.6 million for the year ended December 31, 2016 compared to the prior year, due to the acquisition of DMS Health and a $0.6 million increase in legal and professional fees related to the acquisition and integration of DMS Health, partially offset by a decrease in variable compensation compared to the prior year. Our consolidated net income for the year ended December 31, 2016 was $14.3 million, which is a decrease of $7.3 million compared to our net income of $21.6 million during the prior year, primarily due to a decrease in the income tax benefit recognized year over year. We recognized an income tax benefit of $12.4 million during the year ended December 31, 2016, a decrease of $6.7 million compared to the prior year. As a result of the acquisition of DMS Health on January 1, 2016, we determined that it is more likely than not that additional deferred tax assets will be realized due to increases in the Company's projected taxable income. The release of the associated valuation allowance resulted in an income tax benefit of approximately $13.2 million during the year ended December 31, 2016. During the year ended December 31, 2015, we concluded it was more likely than not that a portion of our deferred tax assets would be realized through future taxable income. This conclusion was based on our restructuring efforts in 2013 and 2014 and resulting sustained profitability for the second half of 2013, 2014, and 2015, as well as our projections of positive future earnings and other key operating factors.
For the year ended December 31, 2016, Diagnostic Services operated 86 nuclear gamma cameras and 60 ultrasound imaging systems, and Mobile Healthcare operated 99 PET, CT, MRI and ultrasound diagnostic imaging systems. We continue to strive to improve our overall profitability through more efficient utilization of our fleet of nuclear gamma cameras, ultrasound equipment, and PET, CT and MRI imaging systems. We measure efficiency by tracking system utilization, which is based on the percentage of days that our cameras, equipment and imaging systems are used to deliver services to customers out of the total number of days that they are available to deliver such services. System utilization for Diagnostic Services increased to 64% for the year ended December 31, 2016, compared to 62% in the prior year, due to an increase in the number of imaging days provided. System utilization for Mobile Healthcare was 87% for the year ended December 31, 2016, compared to 86% in the prior year, due to a decrease in the number of imaging systems in operation.
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
Revenue Recognition
We recognize revenue for all of our reportable segments in accordance with the authoritative guidance for revenue recognition, when all of the following four criteria are met: (i) a contract or sales arrangement exists; (ii) products have been shipped and title has transferred or services have been rendered; (iii) the price of the products or services is fixed or determinable; and (iv) collectability is reasonably assured. The timing of revenue recognition is based upon factors such as passage of title and risk of loss, the need for installation, and customer acceptance. These factors are based on the specific terms of each contract or sales arrangement.
Services Revenue Recognition. We generate service revenue primarily from providing diagnostic imaging and cardiac monitoring services to our customers. Service revenue within our Diagnostic Imaging and Mobile Healthcare reportable segments is derived from providing our customers with contract diagnostic imaging services, which includes use of our imaging systems, qualified personnel, radiopharmaceuticals, licensing, logistics and related items required to perform testing in their own offices.  We bill customers either on a per-scan or fixed-payment methodology, depending upon the contract that is negotiated with the customer.  Within our Mobile Healthcare segment, we also rent imaging systems to healthcare customers for use in their operations.  Rental revenues are structured as either a weekly or monthly payment arrangement, and are recognized in the month services are provided. Revenue related to provision of our services is recognized at the time services are performed and collection is reasonably assured.
We also offer remote cardiac event monitoring services within our Diagnostic Services reportable segment, through our Telerhythmics business. Our cardiac event monitoring services are provided primarily through an independent diagnostic testing facility model which allows us to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for services provided. We also receive reimbursement directly from patients through co-pays and self-pay arrangements. Billings for services reimbursed by third party payors, including Medicare and Medicaid, are recorded as revenue net of contractual allowances. Contractual allowances are estimated based on historical collections by Current Procedural Terminology ("CPT") code for specific payors or class of payors. Adjustments to the estimated receipts, based on final settlement with the third party payors, are recorded upon settlement.

Product and Product-Related Revenue Recognition. We generate revenue from product and product-related sales, primarily from the sale of gamma cameras and Phillips medical equipment and supplies, and related services, which consist primarily of support and maintenance services on products we sell directly or through our relationship with Philips.
Diagnostic Imaging product revenues are generated from the sale of internally developed solid-state gamma camera imaging systems and camera maintenance service contracts. Revenue for sales of imaging systems is generally recognized upon delivery of systems and acceptance by customers. We also provide installation services and training on cameras we sell, primarily in the United States. Installation and initial training is generally performed shortly after delivery and revenue related to the provision of these services is recognized at the time services are performed and collection is reasonably assured. Neither installation nor training is essential to the functionality of the product. Finally, we offer camera maintenance service contracts which are sold beyond the term of the initial warranty, generally one year from the date of purchase. Revenue from these contracts is deferred and recognized ratably over the period of the obligation.
Medical Device Sales and Service product revenues are derived from equipment sales and warranty and post-warranty service efforts, under our exclusive contract with Philips Healthcare. Revenue from equipment sales primarily consists of commission income, which represents the commission the Company earns for selling Philips equipment and supplies to end users, and is reported on a net basis upon delivery. Revenue related to warranty and service contracts that extend over multiple months is accounted for on the proportional-performance method, which the Company deems to be on a straight-line basis. Finally, revenue related to time-and-materials service contracts is recognized in the month services are performed and collection is reasonably assured.
Allowance for Doubtful Accounts and Billing Adjustments
We provide reserves for doubtful accounts and billing adjustments. We regularly evaluate the collectability of our trade receivables and make reserves and adjustments based on our historical experience rate and known collectability issues and disputes. We also consider our bad debt write-off and billing adjustments history. Our estimates of collectability could be impacted by material amounts due to changed circumstances, such as a higher number of defaults or material adverse changes in a payor’s ability to meet its obligations. We also record a provision for billing adjustments and allowances as the related revenues are recorded. These estimates are based on specific facts and specific circumstances of particular orders, analysis of credit memo data or other known factors. If the data we use to calculate these estimates do not properly reflect reserve requirements, then a change in the reserve would be made in the period in which such a determination is made and revenues in that period could be adversely affected.
Contractual Allowances
Our cardiac event monitoring services are provided primarily through an independent diagnostic testing facility model which allows us to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for services provided. Accounts receivable for cardiac event monitoring are recorded at the time revenue is recognized, net of contractual allowances. Contractual allowances are estimated based on historical collections by CPT code for specific payors, or class of payors. The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. Because of continuing changes in the healthcare industry and third party reimbursement, it is possible that our estimates could change, which could have a material impact on our operations and cash flows.
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
In connection with certain of our acquisitions, additional contingent consideration is earned by the sellers upon completion of certain future performance milestones. In these cases, a liability is recorded on the acquisition date for an estimate of the acquisition date fair value of the contingent consideration by applying the income approach utilizing variable inputs such as anticipated future cash flows, risk-free adjusted discount rates, and nonperformance risk. Any change in the fair value of the contingent consideration subsequent to the acquisition date is recognized as general and administrative expense (income), in our consolidated statements of operations and comprehensive income. This method requires significant management judgment, including the probability of achieving certain future milestones and discount rates. Future changes in our estimates could result in expenses or gains.

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
Fair Value of Financial Instruments
The authoritative guidance for fair value measurements defines fair value for accounting purposes, establishes a framework for measuring fair value, and provides disclosure requirements regarding fair value measurements. The guidance defines fair value as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Assets and liabilities with readily available, actively quoted prices, or for which fair value can be measured from actively quoted prices in active markets, generally have more pricing observability and require less judgment in measuring fair value. Conversely, assets and liabilities that are rarely traded or not quoted have less pricing observability, and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability, or market, and the nature of the asset or liability. We have categorized our assets and liabilities measured at fair value into a three-level hierarchy in accordance with this guidance. See Note 5 to the accompanying consolidated financial statements for a further discussion regarding our measurement of assets and liabilities at fair value.
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
Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. When indicators of impairment exist, we perform a review of the carrying value of our long-lived assets to be held and used, including certain identifiable intangible assets. No impairment losses were recorded on long-lived assets to be held and used during the years ended December 31, 2016, 2015, or 2014. During the year ended December 31, 2015, an impairment loss of less than $0.1 million was recorded related to the excess of the carrying amount above fair value of certain assets held for sale. No impairment losses were recorded on long-lived assets held for sale during the years ended December 31, 2016, or 2014.
Valuation of Goodwill
We review goodwill for impairment on an annual basis during the fourth quarter, as well when events or changes in circumstances indicate that the carrying value may not be recoverable. We begin the process by assessing qualitative factors in determining whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. After performing the aforementioned assessment and upon review of the results of such assessment, we may begin performing step one of the two-step impairment analysis by quantitatively comparing the fair value of the reporting unit to the carrying value of the reporting unit, including goodwill. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test, whereby the carrying value of the reporting unit’s goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference would be recorded.

During the year ended December 31, 2016, we recorded a goodwill impairment loss of $0.3 million within our Diagnostic Services segment related to our Telerhythmics business. The Company concluded that it was more likely than not that the carrying value of the Telerhythmics reporting unit were in excess of their respective values and therefore, updated its estimated fair value of these assets as of that date. This conclusion was based on lower than expected operating results during the year ended December 31, 2016, primarily as a result of lower sales volume and unfavorable mix in our cardiac event monitoring business. In performing the first step of the goodwill impairment assessment, we determined the fair value of the Telerhythmics reporting unit using both an income approach and a market approach. Under the income-based approach, we use a discounted cash flow model in which cash flows anticipated over several future periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate risk-adjusted rate of return. We use our internal forecasts to estimate future cash flows and include an estimate of long-term growth rates based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ materially from those used in our forecasts. The discount rate used in the discounted cash flow analysis reflects the risks inherent in the expected future cash flows of the Telerhythmics reporting unit. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple was determined which was applied to financial metrics to estimate the fair value of the Telerhythmics reporting unit. We determined that the recorded carrying value of the Telerhythmics reporting unit exceeded its enterprise value in the first step and performed the second step of the impairment test in which we allocated the enterprise fair value to the fair value of the reporting unit's net assets. The second step of the impairment testing process requires, among other things, the estimation of the fair values of substantially all of our tangible and intangible assets.  Any enterprise fair value in excess of amounts allocated to such net assets represents the implied fair value of goodwill for that reporting unit.  As a result, the Company recorded an impairment loss of $0.3 million associated with the impairment assessment of the Telerhythmics reporting unit as of December 31, 2016. No goodwill impairment losses were recorded December 31, 2015, and 2014.

Estimating the fair value of the reporting units requires the use of estimates and significant judgments regarding future cash flows that are based on a number of factors including actual operating results, forecasted billings, revenue, and spend targets, discount rate assumptions, and long-term growth rate assumptions. The estimates and judgments described above could adversely change in future periods and we cannot provide absolute assurance that all of the targets will be achieved, which could lead to future impairment charges.
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
Income Taxes

We provide for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements. We provide a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before we are able to realize their benefit. We calculate the valuation allowance in accordance with the authoritative guidance relating to income taxes, which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets when measuring the need for a valuation allowance. Significant judgment is required in determining any valuation allowance against deferred tax assets. As of December 31, 2014, due to a history of operating losses and other key operating factors, we concluded that a full valuation allowance was necessary to offset all of our deferred tax assets. A significant piece of objective negative evidence evaluated as of December 31, 2014, was the cumulative pretax loss incurred over the three-year period ended December 31, 2014. During the year ended December 31, 2015, we concluded that it was more likely than not that a portion of our deferred tax assets would be realized through future taxable income. This conclusion was based on our restructuring efforts in 2013 and 2014 and resulting sustained profitability for the second half of 2013, 2014, and 2015, as well as our projections of positive future earnings and other key operating factors. As of September 30, 2015, we had generated cumulative pretax income over the preceding twelve quarter period, and therefore the objective negative evidence of a history of operating losses was no longer present. The partial release of the valuation allowance associated with our deferred tax assets was the primary driver of the income tax benefit of $19.1 million for the year ended December 31, 2015. During the year ended December 31, 2016, as a result of the acquisition of DMS Health on January 1, 2016, we determined that it is more likely than not that additional deferred tax assets will be realized due to the increases in our forecasted taxable income. The partial release of the valuation allowance associated with our deferred tax assets was the primary driver of the income tax benefit of $12.4 million for the year ended December 31, 2016. The release of the valuation allowance will not affect the amount of cash paid for income taxes.

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

New Accounting Pronouncements

See Note 2 to the accompanying consolidated financial statements for our discussion of new accounting pronouncements.

Results of Operations
The following table sets forth our results from operations for the years ended December 31, 2016, 2015, and 2014 (in thousands, except percentages):

	Year ended December 31,				Change from Prior Year
	2016	% of 2016 Revenues	2015	% of 2015 Revenues	Dollars	Percent
Revenues:
Services	$95,511	76.1%	$46,407	76.3%	$49,104	105.8%
Product and product-related	29,956	23.9%	14,419	23.7%	15,537	107.8%
Total revenues	125,467	100.0%	60,826	100.0%	64,641	106.3%
Total cost of revenues	89,694	71.5%	42,917	70.6%	46,777	109.0%
Gross profit	35,773	28.5%	17,909	29.4%	17,864	99.7%
Operating expenses:
Marketing and sales	10,049	8.0%	4,741	7.8%	5,308	112.0%
General and administrative	19,988	15.9%	9,888	16.3%	10,100	102.1%
Amortization of intangible assets	2,313	1.8%	506	0.8%	1,807	357.1%
Goodwill impairment	338	0.3%	—	—%	338	100.0%
Total operating expenses	32,688	26.1%	15,135	24.9%	17,553	116.0%
Income from operations	3,085	2.5%	2,774	4.6%	311	11.2%
Other income (expense), net	212	0.2%	(233)	(0.4)%	445	(191.0)%
Interest expense, net	(1,412)	(1.1)%	(24)	—%	(1,388)	5,783.3%
Total other expense	(1,200)	(1.0)%	(257)	(0.4)%	(943)	366.9%
Income before income taxes	1,885	1.5%	2,517	4.1%	(632)	(25.1)%
Income tax benefit	12,417	9.9%	19,123	31.4%	(6,706)	(35.1)%
Net income	$14,302	11.4%	$21,640	35.6%	$(7,338)	(33.9)%

	Year Ended December 31,				Change from Prior Year
	2015	% of 2015 Revenues	2014	% of 2014 Revenues	Dollars	Percent
Revenues:
Services	$46,407	76.3%	$42,170	75.8%	$4,237	10.0%
Product and product-related	14,419	23.7%	13,438	24.2%	981	7.3%
Total revenues	60,826	100.0%	55,608	100.0%	5,218	9.4%
Total cost of revenues	42,917	70.6%	38,968	70.1%	3,949	10.1%
Gross profit	17,909	29.4%	16,640	29.9%	1,269	7.6%
Operating expenses:
Marketing and sales	4,741	7.8%	4,730	8.5%	11	0.2%
General and administrative	9,888	16.3%	8,344	15.0%	1,544	18.5%
Amortization of intangible assets	506	0.8%	356	0.6%	150	42.1%
Restructuring charges	—	—%	692	1.2%	(692)	(100.0)%
Total operating expenses	15,135	24.9%	14,122	25.4%	1,013	7.2%
Income from operations	2,774	4.6%	2,518	4.5%	256	10.2%
Other (expense) income, net	(233)	(0.4)%	2	—%	(235)	(11,750.0)%
Interest expense, net	(24)	—%	17	—%	(41)	(241.2)%
Total other (expense) income	(257)	(0.4)%	19	—%	(276)	(1,452.6)%
Income before income taxes	2,517	4.1%	2,537	4.6%	(20)	(0.8)%
Income tax benefit (expense)	19,123	31.4%	(62)	(0.1)%	19,185	(30,943.5)%
Net income	$21,640	35.6%	$2,475	4.5%	$19,165	774.3%
Comparison of Years Ended December 31, 2016 and 2015
Revenues
Consolidated. Consolidated revenue was $125.5 million for the year ended December 31, 2016, an increase of $64.6 million, or 106.3%, from the prior year, primarily due to the acquisition of DMS Health, and $0.6 million of incremental revenue associated with the MD Office acquisition, which occurred on March 5, 2015. Excluding the impact of acquisitions, revenue increased $0.8 million due to increases in revenue in our Diagnostic Services segment, partially offset by a decrease in our Diagnostic Imaging segment, compared to the prior year. In our Diagnostic Services segment, excluding the impact of the MD Office acquisition, revenue increased by $1.3 million, or 2.9%, compared to the prior year due to a greater number of imaging days provided, partially offset by a decrease in the average mobile imaging rate per day and decreased revenue from our Telerhythmics business due to less favorable mix compared to the prior year. In the year ended December 31, 2016, we experienced higher volume of imaging days ran for both new and existing customers as compared to the prior year. In addition, in the prior year we experienced a high rate of cancellations that did not occur in the year ended December 31, 2016. In our Diagnostic Imaging segment, revenue decreased $0.5 million, or 3.8%, compared to the prior year, primarily due to a decrease in the number of cameras sold and lower revenue associated with camera maintenance contracts, as well as a less favorable product mix during the year ended December 31, 2016 as compared to the prior year, which led to a lower blended average selling price per camera year over year. Including the acquisition of DMS Health, services revenue accounted for 76.1% of total revenues for the year ended December 31, 2016, compared to 76.3% for the prior year. We expect our Services revenue to continue to represent the larger percentage of our consolidated revenue; however the percentage will fluctuate quarter by quarter given the significant variability in the timing and volume of product sales associated with our Diagnostic Imaging and Medical Device Sales and Service segments.
Cost of Revenue and Gross Profit
Consolidated. Consolidated gross profit was $35.8 million for the year ended December 31, 2016, an increase of $17.9 million, or 99.7%, compared to the prior year due to the acquisitions of DMS Health and MD Office. Excluding the impact of these acquisitions, consolidated gross profit decreased $0.5 million as a result of fewer camera sales and lower revenue associated camera maintenance contracts, a decrease in the average mobile imaging rate per day, a less favorable mix of cameras sold, and a lower benefit from a release of excess inventory reserves compared to the prior year. Consolidated gross profit as a percentage of revenue decreased to 28.5% for the year ended December 31, 2016 from 29.4% for the prior year, due to the decrease in the average mobile imaging rate per day and a lower benefit from the release of excess inventory reserves due to the sale of previously reserved inventory compared to the prior year.

Services. Cost of Services revenue primarily consists of labor, equipment depreciation, radiopharmaceuticals, and other costs associated with providing our services. Cost of Diagnostic Services revenue was $75.5 million for the year ended December 31, 2016, an increase of $39.5 million, or 110.0%, from the prior year, primarily due to the acquisitions of DMS Health and MD Office. Excluding the impact of acquisitions, cost of Services revenue increased $1.5 million compared to the prior year, primarily as a result of the increased number of imaging days provided. Services gross profit was $20.0 million for the year ended December 31, 2016, an increase of $9.6 million, or 91.6%, as compared to the prior year due to the acquisitions of DMS Health and MD Office. Excluding the impact of acquisitions, Services gross profit decreased slightly due to a decreased gross profit percentage of revenue due to the decrease in the average mobile imaging rate per day and a less favorable mix of services provided in our Telerhythmics business. Services gross profit as a percentage of revenue decreased to 20.9% for the year ended December 31, 2016 from 22.5% in the prior year. The decrease in gross profit as a percentage of revenue was attributable to the acquisition of DMS Health and its relative contribution to gross profit, as well as slight unfavorability in our Diagnostic Services segment gross profit percentage due to the decrease in the average mobile imaging rate per day with the associated service costs remaining relatively consistent, as well as an unfavorable mix of services provided in our Telerhythmics business.
Product and Product-Related. Cost of Product revenue primarily consists of labor, parts, materials, and overhead costs associated with our product and services contract offerings. Cost of Product revenue was $14.2 million for the year ended December 31, 2016, an increase of $7.2 million, or 104.0%, over the prior year, primarily as a result of the acquisition of DMS Health. Excluding the impact of the acquisition, cost of Product revenue decreased $0.2 million primarily due to a fewer number of cameras sold and lower revenue associated with camera maintenance contracts, partially offset by a decrease in release of excess inventory reserves as compared to the prior year. During 2016 and 2015, we benefited from a release of $0.2 million and $1.0 million, respectively, of excess inventory reserves due to the sale of previously reserved inventory. Product gross profit was $15.8 million for the year ended December 31, 2016, an increase of $8.3 million, or 111.2%, as compared to the prior year due to the acquisition of DMS Health. Excluding the impact of the acquisition, Product gross profit decreased due to fewer camera sales and lower revenue associated with camera maintenance contracts, a less favorable mix of camera sales, and a lower benefit from the release of excess inventory reserves due to the sale of previously reserved inventory compared to the prior year. Product gross profit as a percentage of revenue increased to 52.7% for the year ended December 31, 2016 from 51.8% for the prior year due to the acquisition of DMS Health. Excluding the acquisition of DMS Health, Product gross profit as a percentage of revenue decreased slightly due to a less favorable mix of camera sales and a lower benefit from the release of excess inventory reserves related to the sale of previously reserved inventory.
Operating Expenses
Marketing and Sales. Marketing and sales expenses consist primarily of salaries, commissions, bonuses, recruiting costs, travel, marketing and collateral materials, and trade show costs. Marketing and sales expenses were $10.0 million for the year ended December 31, 2016, an increase of $5.3 million, or 112.0%, compared to the prior year, primarily as a result of the acquisition of DMS Health. Marketing and sales expenses as a percentage of total revenues were 8.0% and 7.8% for the years ended December 31, 2016 and 2015, respectively. On a go forward basis, we expect marketing and sales expenses to generally approximate the level of expense noted in the year ended December 31, 2016.
General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for accounting, human resources, information technology, executive personnel, legal related costs, professional fees, outside services, insurance, and costs related to our board of directors. General and administrative expenses were $20.0 million for the year ended December 31, 2016, an increase of $10.1 million, or 102.1%, compared to the prior year, primarily as a result of the acquisition of DMS Health, as well as an increase in legal and professional fees related to the acquisition and integration of DMS Health, and to a lesser extent, an increase in stock-based compensation and higher professional fees due to the impact of DMS Health. During the year ended December 31, 2016, we incurred acquisition and integration related costs of $1.9 million, compared to $1.3 million during the prior year. General and administrative expenses were 15.9% of total revenue for the year ended December 31, 2016 compared to 16.3% for the prior year. On a go forward basis, we expect general and administrative expense to generally approximate the level of expense noted for the year ended December 31, 2016, notwithstanding any one-time initiatives.
Amortization of Intangible Assets. The amortization of intangible assets resulted in $2.3 million of expenses for the year ended December 31, 2016, an increase of $1.8 million or 357.1%, compared to the prior year, primarily as the result of intangibles acquired as part of the acquisition of DMS Health.
Goodwill Impairment. During the year ended December 31, 2016, we recognized a $0.3 million goodwill impairment charge related to our Telerhythmics cardiac monitoring business, as discussed in Note 6 of the consolidated financial statements.

Other Income (Expense), Net
Other Income (Expense), net. Other income (expense), net was $0.2 million for the year ended December 31, 2016, an increase of $0.4 million compared to the prior year. The increase was due to a $0.6 million favorable settlement of a pre-acquisition litigation matter during the fourth quarter of 2016, partially offset by an increase of $0.2 million of impairment losses on our investment in Perma-Fix Medical, S.A. compared to the prior year. See Note 12 to the accompanying consolidated financial statements for further information.
Interest Expense, net. Interest expense was $1.4 million during the year ended December 31, 2016, an increase of $1.4 million compared to the prior year, due to interest and amortization of debt issuance costs related to our Credit Facility entered into on January 1, 2016. See "Liquidity and Capital Resources" for a more detailed description of our current outstanding debt.
Income Tax Benefit (Expense)
Consolidated. Income tax benefit was $12.4 million for the year ended December 31, 2016, a decrease of $6.7 million compared to the prior year. During the year ended December 31, 2015, we concluded that it was more likely than not that a portion of our deferred tax assets would be realized through future taxable income. This conclusion was based on our restructuring efforts in 2013 and 2014 and resulting sustained profitability for the second half of 2013, 2014, and 2015, as well as our projections of positive future earnings and other key operating factors. As of September 30, 2015, we had generated cumulative pretax income over the preceding twelve quarter period, and therefore the objective negative evidence of a history of operating losses was no longer present. The partial release of the valuation allowance associated with our deferred tax assets was the primary driver of the income tax benefit of $19.1 million for the year ended December 31, 2015. During the year ended December 31, 2016, as a result of the acquisition of DMS Health on January 1, 2016, we determined that it is more likely than not that additional deferred tax assets will be realized due to the increases in our forecasted taxable income. The partial release of the valuation allowance associated with our deferred tax assets was the primary driver of the income tax benefit of $12.4 million for the year ended December 31, 2016.
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
General and Administrative. General and administrative expenses were $9.9 million for the year ended December 31, 2015, an increase of $1.5 million, or 18.5%, compared to the prior year, primarily as a result of $1.3 million of legal and professional services costs related to the DMS Health acquisition and increased costs related to the administration of the Telerhythmics business, partially offset by decreased variable compensation. General and administrative expenses were 16.3% of total revenue for the year ended December 31, 2015 compared to 15.0% for the prior year.
Restructuring. On January 27, 2014, we announced a plan to exit our 47,000 square foot former headquarters facility in Poway, California (the Facilities restructuring initiative). This action was undertaken as the facility had excess space and capacity given our current operating plan. We entered into a termination agreement to end the lease on the facility as of April 30, 2014. The original term of the lease would have continued through February 29, 2016. Concurrently with the termination of the lease for the 47,000 square foot Poway, California facility, we entered into a new lease agreement for a separate 21,300 square foot facility to house our Diagnostic Imaging operations. As a result of the Facilities restructuring initiative, we incurred a total of $0.7 million of restructuring charges, all of which were incurred during the year ended December 31, 2014. No restructuring initiatives were instituted in fiscal year 2015 or 2016.
Other Income (Expense), Net
Interest and Other Expense, net. Interest and other expense, net was $0.3 million for the year ended December 31, 2015, an increase of $0.3 million compared to the prior year. The increase was due to an impairment loss of $0.2 million recognized in the year ended December 31, 2015 on our investment in Perma-Fix Medical, S.A. ("Perma-Fix Medical"). See note 12 to the consolidated financial statements for further information.
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
Liquidity and Capital Resources
Overview
We generated $10.8 million of positive cash flow from operations during the year ended December 31, 2016, and expect to continue to generate positive cash flow from operations on an annual basis in the future. Cash flows from operations primarily represent inflows from net income (adjusted for depreciation, amortization, and other non-cash items), as well as the net effect of changes in working capital. Cash flows from investing activities primarily represent our investment in capital equipment required to maintain and grow our business, as well as acquisitions. Cash flows from financing activities primarily represent net proceeds from borrowings under our Credit Agreement and receipt of cash related to the exercise of stock options, offset by outflows related to dividend payments and repayments of long-term borrowings.
Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations and availability on our revolving line of credit from our Credit Agreement. As of December 31, 2016, we had $3.1 million of cash, cash equivalents, and securities available-for-sale and $6.3 million available under our revolving line of credit. Though we had $3.1 million of cash and securities available-for-sale as of December 31, 2016, we expect in future periods to utilize most of our available cash and securities available-for-sale to reduce our outstanding balances under our Credit Agreement in order to minimize interest expense. If we have excess cash balances beyond any outstanding balances on our line of credit, we may generally invest these cash reserves in short-term money market funds, U.S. treasury, and corporate debt securities. We also have available a shelf registration statement that provides us with increased capital flexibility to pursue corporate objectives by allowing us to offer and sell up to $20.0 million of securities.
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
Cash Flows
The following table shows cash flow information for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$10,834	$3,720	$4,280
Net cash (used in) provided by investing activities	$(29,111)	$2,199	$(5,079)
Net cash provided by (used in) financing activities	$4,612	$(4,102)	$(3,894)
Operating Activities
Net cash provided by operating activities increased by $7.1 million for the year ended December 31, 2016 compared to the prior year. The increase is attributable to higher net income adjusted for non-cash items, partially offset by slightly unfavorable changes in working capital, primarily due to decreases in accrued compensation and deferred revenue compared to the prior year.
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

Investing Activities
Net cash used in investing activities increased by $31.3 million for the year ended December 31, 2016 compared to net cash provided by in the prior year. The increase in cash used in investment activities was primarily attributable to the outlay of $25.5 million of cash to acquire DMS Health, as well as an increase of $4.8 million in purchases of capital equipment compared to the prior year. See Note 3 to the accompanying consolidated financial statements for further information related to the acquisition of DMS Health.
Net cash provided by investing activities increased by $7.3 million for the year ended December 31, 2015 compared to net cash used in the prior year. The increase was primarily attributable to increased cash provided by maturities of available-for-sale securities in the year ended December 31, 2015, compared to an outlay of $3.4 million of cash to acquire Telerhythmics in the year ended December 31, 2014, as well as $2.6 million in purchases of available-for-sale securities in the year ended December 31, 2014.
Financing Activities
Net cash provided by financing activities increased by $8.7 million for the year ended December 31, 2016 compared to net cash used in the prior year. The increase in cash provided by financing activities was primarily attributable to proceeds under our Credit Facility, net of issuance costs, consisting of initial proceeds received of $32.8 million used to finance the acquisition of DMS Health, and $3.7 million of borrowings during the year from our revolving credit facility, partially offset by $24.8 million of repayments of long-term borrowings (including approximately $9.4 million for the repayment of outstanding debt acquired in the DMS Health acquisition), as well as an increase of restricted cash of $3.1 million associated with the maintenance of cash collateral requirements under our new Credit Facility. In future periods, we expect our financing activities to primarily consist of payments of long-term borrowings and dividend payments.
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

Financing Transactions
On January 1, 2016, in connection with the acquisition of DMS Health, the Company entered into a Credit Agreement by and among the Company, and the subsidiaries of the Company, and the lenders party thereto, with Wells Fargo Bank as administrative agent. The Credit Agreement is a five-year credit facility, maturing on January 1, 2021, with a maximum credit amount of $40.0 million. It consisted of a term loan of $20.0 million ("Term Loan A"), a second term loan of $7.5 million ("Term Loan B"), and a revolving credit facility with a maximum commitment of $12.5 million ("the Revolver"). Commitments under Term Loan A and the Revolver are subject to underlying eligible assets of the Company. In the case of the Term Loan A, underlying property, plant and equipment, and in the case of the Revolver, eligible accounts receivable and inventory, all as defined in the Credit Agreement.
At our option, the Credit Facility will bear interest at a floating rate of either (i) the LIBOR Rate, as defined in the Credit Agreement, plus an applicable margin depending on the borrowing type as follows: 2.5% for Term Loan A; 5.0% for Term Loan B; and 2.0% for the Revolver; or (ii) the Base Rate, as defined in the Credit Agreement, plus an applicable margin depending on the borrowing type as follows: 1.5% for Term Loan A; 4.0% for Term Loan B; and 1.0% for the Revolver. As of December 31, 2016, we had $22.0 million of outstanding borrowings under the Credit Agreement at a weighted average interest rate of 3.7%.
We are permitted to make voluntary prepayments on amounts borrowed under the Credit Agreement at any time, in whole or in part, without penalty unless in connection with the full repayment of all amounts owed under the Credit Agreement. In the event that we fully repay all obligations and terminate the Credit Agreement prior to January 1, 2017, we will be required to pay a prepayment penalty in the amount equal to 1.0% times the maximum credit amount of the Credit Agreement. Furthermore, we will be required to prepay amounts borrowed under the Credit Agreement in the event that we receive cash flows in excess of specified percentages upon the occurrence of certain events, such as the sale or disposition of assets or other property, legal judgments or settlements, the sale of equity, and other payments received not in the ordinary course of business.
Debt Covenants
The Credit Agreement contains certain representations, warranties, events of default, mandatory prepayment requirements, as well as certain affirmative and negative covenants customary for Credit Agreements of this type. These covenants include restrictions on borrowings, investments, and divestitures, as well as limitations on our ability to make certain restricted payments, including the amount of dividends paid. These restrictions do not prevent or prohibit our payment of dividends consistent with past practice, subject to satisfaction of certain conditions. Further, the Credit Agreement requires us to maintain certain restricted cash balances through January 1, 2018. Finally, the Credit Agreement requires us to comply with certain financial covenants, including minimum liquidity and fixed charge coverage and leverage ratios. The fixed charge coverage ratio is calculated as the ratio of EBITDA less any unfinanced capital expenditures made or incurred during the period to fixed charges for such period (as defined in the credit agreement), measured on a month-end basis. Per the Credit Agreement, the fixed charge coverage ratio must be at least 1:00 to 1:00 for each trailing twelve month period ending as of the end of a month. The leverage ratio is calculated as the ratio of consolidated debt to EBITDA for the twelve month period ended as of such date.
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
We were in compliance with all covenants as of December 31, 2016.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2016, we were not involved in any unconsolidated SPE transactions.
Contractual Obligations
The following table provides a summary of certain information concerning our obligations and commitments to make future payments, and is based on conditions in existence as of December 31, 2016 (amounts in thousands):

	Payments Due by Period(1)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$21,963	$5,358	$7,791	$8,814	$—
Interest on long-term debt(2)	1,775	710	808	257	—
Operating lease obligations	5,211	2,301	2,025	885	—
Capital lease obligations (3)	1,184	681	461	42	—
Purchase obligations(4)	9,713	4,946	4,410	357
Total Contractual Obligations	$39,846	$13,996	$15,495	$10,355	$—
(1) The table excludes $0.1 million of contingent consideration related to the acquisition of MD Office.
(2) Interest on variable rate debt was estimated using rates in effect as of December 31, 2016.
(3) Capital lease obligations include related interest obligations.
(4) Amounts include noncancellable service agreements to maintain portions of the fleet of imaging machines in our DMS Health business.
In the schedule of estimated future payments related to our contractual obligations, we excluded unrecognized tax benefits due to the uncertainty of the amount and the period of payment. As of December 31, 2016, we had unrecognized tax benefits of approximately $4.1 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
The Company is subject to interest rate volatility with regard to existing and future issuances of debt. Borrowings under the Company's Credit Facility bear interest at floating rates plus an applicable margin, based on LIBOR or the base or prime rate. Accordingly, we are exposed to market risk for fluctuations in interest rates. The effect of a 100 basis point change in current interest rates on interest expense would be approximately $0.3 million for the year ended December 31, 2016.
Additionally, we are exposed to interest rate risks in the value of debt securities in our investment portfolio. Our risk associated with fluctuating interest rates is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in investment grade securities. A 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our investment portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DIGIRAD CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Digirad Corporation
We have audited the accompanying consolidated balance sheets of Digirad Corporation (“Company”) as of December 31, 2016 and December 31, 2015 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digirad Corporation at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Digirad Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2017, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
San Diego, California
February 28, 2017

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Digirad Corporation
We have audited the accompanying consolidated statements of operations and comprehensive income, cash flows, and stockholders’ equity of Digirad Corporation for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Digirad Corporation for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
San Diego, California
March 6, 2015

DIGIRAD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year ended December 31,
	2016	2015	2014
Revenues:
Services	$95,511	$46,407	$42,170
Product and product-related	29,956	14,419	13,438
Total revenues	125,467	60,826	55,608

Cost of revenues:
Services	75,515	35,968	31,721
Product and product-related	14,179	6,949	7,247
Total cost of revenues	89,694	42,917	38,968

Gross profit	35,773	17,909	16,640

Operating expenses:
Marketing and sales	10,049	4,741	4,730
General and administrative	19,988	9,888	8,344
Amortization of intangible assets	2,313	506	356
Restructuring charges	—	—	692
Goodwill impairment	338	—	—
Total operating expenses	32,688	15,135	14,122

Income from operations	3,085	2,774	2,518

Other income (expense):
Other income (expense), net	212	(233)	2
Interest (expense) income, net	(1,412)	(24)	17
Total other (expense) income	(1,200)	(257)	19

Income before income taxes	1,885	2,517	2,537
Income tax benefit (expense)	12,417	19,123	(62)
Net income	$14,302	$21,640	$2,475

Net income per share:
Basic	$0.73	$1.13	$0.13
Diluted	$0.71	$1.10	$0.13

Dividends declared per common share	$0.20	$0.20	$0.20

Net income	$14,302	$21,640	$2,475
Other comprehensive income (loss):
Unrealized loss on marketable securities	(42)	(221)	(17)
Reclassification of other-than-temporary losses on available-for-sale securities included in net income	230	—	—
Total other comprehensive income (loss)	188	(221)	(17)
Comprehensive income	$14,490	$21,419	$2,458

See accompanying notes to audited consolidated financial statements.

DIGIRAD CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$2,203	$15,868
Securities available-for-sale (Note 2)	917	3,227
Accounts receivable, net	14,503	7,274
Inventories, net	5,987	4,381
Restricted cash	1,376	233
Other current assets	2,093	764
Total current assets	27,079	31,747
Property and equipment, net	31,407	6,252
Intangible assets, net	11,628	3,079
Goodwill	6,237	2,897
Deferred tax assets	27,019	18,578
Restricted cash	2,100	—
Other assets	793	1,560
Total assets	$106,263	$64,113

Liabilities:
Current liabilities:
Accounts payable	$6,514	$1,369
Accrued compensation	3,962	2,453
Accrued warranty	196	213
Deferred revenue	3,123	1,673
Current portion of long-term debt	5,358	—
Other current liabilities	3,520	2,998
Total current liabilities	22,673	8,706
Long-term debt, net of current portion	16,070	—
Other liabilities	1,039	1,252
Total liabilities	39,782	9,958

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 19,892,557 and 19,416,070 shares issued and outstanding (net of treasury shares) at December 31, 2016 and 2015, respectively	2	2
Treasury stock, at cost; 2,588,484 shares at December 31, 2016 and 2015	(5,728)	(5,728)
Additional paid-in capital	151,696	153,860
Accumulated other comprehensive loss	(52)	(240)
Accumulated deficit	(79,437)	(93,739)
Total stockholders’ equity	66,481	54,155
Total liabilities and stockholders’ equity	$106,263	$64,113

See accompanying notes to audited consolidated financial statements.

DIGIRAD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2016	2015	2014
Operating activities
Net income	$14,302	$21,640	$2,475
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,576	1,935	1,579
Amortization of intangible assets	2,313	506	356
Provision for bad debts	542	266	311
Stock-based compensation	1,024	616	326
Goodwill impairment	338	—	—
Amortization of loan fees	368	—	—
(Gain) loss on sale of assets	(83)	67	(77)
Impairment of investment	413	233	—
Amortization of premium on investments	30	115	198
Deferred income taxes	(12,479)	(18,599)	21
Changes in operating assets and liabilities:
Accounts receivable	(1,144)	(1,246)	(614)
Inventories	(1,349)	(811)	300
Other assets	1,384	197	(302)
Accounts payable	439	(203)	776
Accrued compensation	(1,100)	(889)	(380)
Deferred revenue	(347)	29	13
Other liabilities	(1,393)	(380)	(469)
Restricted cash	—	244	(233)
Net cash provided by operating activities	10,834	3,720	4,280
Investing activities
Purchases of property and equipment	(6,185)	(1,424)	(1,258)
Proceeds from sale of property and equipment	266	18	103
Purchases of securities available-for-sale	—	—	(2,617)
Maturities of securities available-for-sale	2,290	4,602	2,140
Investment in stock	—	(1,000)	—
Cash paid for acquisitions, net of cash acquired	(25,482)	3	(3,447)
Net cash (used in) provided by investing activities	(29,111)	2,199	(5,079)
Financing activities
Proceeds from long-term borrowings	37,007	—	—
Repayment of long term debt	(24,794)	—	(131)
Change in restricted cash	(3,143)	—	—
Loan issuance costs	(504)	(300)	—
Dividends paid	(3,913)	(3,833)	(3,713)
Issuance of common stock	822	624	188
Taxes paid related to net share settlement of equity awards	(97)	—	—
Cash paid for contingent consideration for acquisitions	(27)	—	—
Repayment of obligations under capital leases	(739)	(593)	(238)
Net cash provided by (used in) financing activities	4,612	(4,102)	(3,894)
Net (decrease) increase in cash and cash equivalents	(13,665)	1,817	(4,693)
Cash and cash equivalents at beginning of year	15,868	14,051	18,744
Cash and cash equivalents at end of year	$2,203	$15,868	$14,051
Supplemental Information
Cash paid during the period for interest	$936	$—	$—
Cash paid during the period for income taxes	$286	$62	$99

Non-Cash Investing Activities
Assets acquired by entering into capital lease	$329	$1,393	$521
Leasehold improvements paid for by lessor	$—	$—	$212
Issuances of common stock for acquisitions	$—	$2,684	$—

See accompanying notes to audited consolidated financial statements.

DIGIRAD CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock		Treasury Stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2013	18,504	$2	$(5,728)	$156,968	$(2)	$(117,854)	$33,386
Stock-based compensation	—	—	—	326	—	—	326
Shares issued under stock incentive plans	112	—	—	188	—	—	188
Dividends paid	—	—	—	(3,713)	—	—	(3,713)
Net income	—	—	—	—	—	2,475	2,475
Unrealized loss on securities available-for-sale	—	—	—	—	(17)	—	(17)
Balance at December 31, 2014	18,616	2	(5,728)	153,769	(19)	(115,379)	32,645
Stock-based compensation	—	—	—	616	—	—	616
Issuances of common stock for acquisition	610	—	—	2,684	—	—	2,684
Shares issued under stock incentive plans	190	—	—	624	—	—	624
Dividends paid	—	—	—	(3,833)	—	—	(3,833)
Net income	—	—	—	—	—	21,640	21,640
Unrealized loss on securities available-for-sale	—	—	—	—	(221)	—	(221)
Balance at December 31, 2015	19,416	2	(5,728)	153,860	(240)	(93,739)	54,155
Stock-based compensation	—	—	—	1,024	—	—	1,024
Shares issued under stock incentive plans, net of shares withheld for employee taxes	476	—	—	725	—	—	725
Dividends paid	—	—	—	(3,913)	—	—	(3,913)
Net income	—	—	—	—	—	14,302	14,302
Unrealized loss on securities available-for-sale	—	—	—	—	(42)	—	(42)
Reclassification of other-than-temporary losses on available-for-sale securities included in net income	—	—	—	—	230	—	230
Balance at December 31, 2016	19,892	$2	$(5,728)	$151,696	$(52)	$(79,437)	$66,481
See accompanying notes to audited consolidated financial statements.

DIGIRAD CORPORATION
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	The Company
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
With the acquisition of DMS Health, we now operate the Company in four reportable segments:
1.Diagnostic Services
2.Diagnostic Imaging
3.Mobile Healthcare
4.Medical Device Sales and Service
These four reportable segments are collectively referred to herein as the “Company.” See Note 14 to the audited consolidated financial statements for more information related to the Company's segments. The accompanying consolidated financial statements include the operations of all reportable segments.

NOTE 2.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The consolidated financial statements are prepared in conformity with United States generally accepted accounting principles ("GAAP") and include the financial statements of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.
The financial results for the year ended December 31, 2016 include the financial results of DMS Health. See Note 3 to the audited consolidated financial statements for more information related to the acquisition of DMS Health.
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
Revenue Recognition
We recognize revenue for all of our reportable segments in accordance with the authoritative guidance for revenue recognition, when all of the following four criteria are met: (i) a contract or sales arrangement exists; (ii) products have been shipped and title has transferred or services have been rendered; (iii) the price of the products or services is fixed or determinable; and (iv) collectability is reasonably assured. The timing of revenue recognition is based upon factors such as passage of title and risk of loss, the need for installation, and customer acceptance. These factors are based on the specific terms of each contract or sales arrangement.
Services Revenue Recognition. We generate service revenue primarily from providing diagnostic imaging and cardiac monitoring services to our customers. Service revenue within our Diagnostic Imaging and Mobile Healthcare reportable segments is derived from providing our customers with contract diagnostic imaging services, which includes use of our imaging systems, qualified personnel, radiopharmaceuticals, licensing, logistics and related items required to perform testing in their own offices.  We bill customers either on a per-scan or fixed-payment methodology, depending upon the contract that is negotiated with the customer.  Within our Mobile Healthcare segment, we also rent imaging systems to healthcare customers for use in their operations.  Rental revenues are structured as either a weekly or monthly payment arrangement, and are recognized in the month services are provided. Revenue related to provision of our services is recognized at the time services are performed and collection is reasonably assured.
We also offer remote cardiac event monitoring services within our Diagnostic Services reportable segment, through our Telerhythmics business. Our cardiac event monitoring services are provided primarily through an independent diagnostic testing facility model which allows us to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for services provided. We also receive reimbursement directly from patients through co-pays and self-pay arrangements. Billings for services reimbursed by third party payors, including Medicare and Medicaid, are recorded as revenue net of contractual allowances. Contractual allowances are estimated based on historical collections by Current Procedural Terminology ("CPT") code for specific payors or class of payors. Adjustments to the estimated receipts, based on final settlement with the third party payors, are recorded upon settlement.
Product and Product-Related Revenue Recognition. We generate revenue from product and product-related sales, primarily from the sale of gamma cameras and Phillips medical equipment and supplies, and related services, which consist primarily of support and maintenance services on products we sell directly or through our relationship with Philips.
Diagnostic Imaging product revenues are generated from the sale of internally developed solid-state gamma camera imaging systems and camera maintenance service contracts. Revenue for sales of imaging systems is generally recognized upon delivery of systems and acceptance by customers. We also provide installation services and training on cameras we sell, primarily in the United States. Installation and initial training is generally performed shortly after delivery and revenue related to the provision of these services is recognized at the time services are performed and collection is reasonably assured. Neither installation nor training is essential to the functionality of the product. Finally, we offer camera maintenance service contracts which are sold beyond the term of the initial warranty, generally one year from the date of purchase. Revenue from these contracts is deferred and recognized ratably over the period of the obligation.
Medical Device Sales and Service product revenues are derived from equipment sales and warranty and post-warranty service efforts, under our exclusive contract with Philips Healthcare. Revenue from equipment sales primarily consists of commission income, which represents the commission the Company earns for selling Philips equipment and supplies to end users, and is reported on a net basis upon delivery. Revenue related to warranty and service contracts that extend over multiple months is accounted for on the proportional-performance method, which the Company deems to be on a straight-line basis. Finally, revenue related to time-and-materials service contracts is recognized in the month services are performed and collection is reasonably assured.
Concentration of Credit Risk
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
Securities Available-for-Sale
Securities available-for-sale primarily consist of investment grade corporate debt securities. In addition, we own shares of common stock issued by Perma-Fix Medical, a publicly traded company listed on the NewConnect market of the Warsaw Stock Exchange. We classify all debt securities as available-for-sale and as current assets, as the sale of such securities may be required prior to maturity to execute management strategies. The Perma-Fix Medical equity securities are classified as an other asset (non-current), as the investment is strategic in nature and our current intent is to hold the investment over a several year period. Securities available-for-sale are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.
It is not more likely than not that we will be required to sell investments before recovery of their amortized costs. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and included in interest income. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in other income (expense) within the consolidated statements of operations and comprehensive income. We recognized a loss of $0.2 million related to available-for-sale securities for the year ended December 31, 2015 due to the initial excess of the transaction price over fair value for the Perma-Fix Medical investment. The realized gains and losses related to securities available-for-sale were minimal for the years ended December 31, 2016 and 2014.
A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. During the third quarter of 2016, the Company recognized an other-than-temporary impairment charge of $0.4 million, reflecting the write-down of this investment to its fair market value of approximately $0.3 million, establishing a new cost basis. The Company reviewed various factors in making its determination, including the duration in the decline of value and volatility of the Perma-Fix Medical stock price. While the Company has the intent and ability to hold this investment, there is no indication that the Perma-Fix Medical stock price will rise above the Company's adjusted cost basis within the foreseeable future. The loss is included as a component in other expense, net in the consolidated statement of operations and comprehensive income.
The following table sets forth the composition of securities available-for-sale as of December 31, 2016 and 2015 (in thousands):

As of December 31, 2016	Maturity in Years	Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt securities (1)	Less than 1 year	$917	$—	$—	$917
Corporate debt securities	1-3 years	—	—	—	—
Equity securities	-	308	—	(53)	255
		$1,225	$—	$(53)	$1,172

(1)	As of December 31, 2016, our corporate debt securities were restricted for withdrawal and are included as cash collateral under our Credit Agreement (See Note 7).

As of December 31, 2015	Maturity in Years	Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt securities	Less than 1 year	$2,311	$—	$(5)	$2,306
Corporate debt securities	1-3 years	926	—	(5)	921
Equity securities	-	$721	$—	$(230)	$491
		$3,958	$—	$(240)	$3,718
Allowance for Doubtful Accounts, Billing Adjustments, and Contractual Allowances
Accounts receivable consist principally of trade receivables from customers and government or third-party healthcare insurance providers, and are generally unsecured and due within 30 days. We regularly evaluate the collectability of our trade receivables and provide reserves for doubtful accounts based on our historical experience rate, known collectability issues and disputes, and our bad debt write-off history. Our estimates of collectability could be impacted by material amounts due to changed circumstances, such as a higher number of defaults or material adverse changes in a payor's ability to meet its obligations. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts within accounts receivable, net in the consolidated balance sheets, and the related provision for doubtful accounts is charged to general and administrative expenses.
Within Diagnostic Services, we record adjustments and credit memos that represent billing adjustments subsequent to the performance of service. As such, we also record a provision for billing adjustments which is based on our historical experience rate and billing adjustments history. The provision for billing adjustments is charged against Diagnostic Services revenues.
Our cardiac event monitoring services are provided primarily through an independent diagnostic testing facility model which allows us to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for services provided. Accounts receivable related to cardiac event monitoring are recorded at the time revenue is recognized, net of contractual allowances. Contractual allowances are estimated based on historical collections by Current Procedural Terminology ("CPT") code for specific payors, or class of payors. A provision for contractual allowances is charged against Services revenues.

The following table summarizes our allowance for doubtful accounts, billing adjustments, and contractual allowances as of and for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Allowance for Doubtful Accounts (1)	Reserve for Billing Adjustments (2)	Reserve for Contractual Allowances (2)
Balance at December 31, 2013	$270	$8	$—
Provision adjustment	571	99	18,675
Write-offs and recoveries, net	(577)	(100)	(17,968)
Balance at December 31, 2014	264	7	707
Provision adjustment	483	105	22,256
Write-offs and recoveries, net	(303)	(102)	(22,373)
Balance at December 31, 2015	444	10	590
Provision adjustment	740	182	24,280
Write-offs and recoveries, net	(653)	(179)	(24,355)
Balance at December 31, 2016	$531	$13	$515

(1)	The provision was charged against general and administrative expenses.

(2)	The provision was charged against Services revenue.
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
The following table summarizes our reserves for excess and obsolete inventory as of and for the years ended December 31, 2016, 2015, and 2014 (in thousands):

Reserve for Excess and Obsolete Inventories (1)
Balance at December 31, 2013	$2,543
Provision adjustment	(630)
Write-offs and scrap	—
Balance at December 31, 2014	1,913
Provision adjustment	(967)
Write-offs and scrap	(227)
Balance at December 31, 2015	719
Provision adjustment	(199)
Write-offs and scrap	(104)
Balance at December 31, 2016	$416

(1)	The provision was charged against Product and product-related cost of revenues.
Long-Lived Assets including Finite Lived Purchased Intangible Assets
Long-lived assets consist of property and equipment and finite lived intangible assets. We record property and equipment at cost, and record other intangible assets based on their fair values at the date of acquisition. We calculate depreciation on property and equipment using the straight-line method over the estimated useful life of the assets which range from 5 to 20 years for buildings and improvements, 3 to 10 years years for machinery and equipment, 3 to 10 years for computer hardware and software, and the lower of the estimated useful life or remaining lease term for leasehold improvements. Charges related to amortization of assets recorded under capital leases are included within depreciation expense. We calculate amortization on other intangible assets using either the accelerated or the straight-line method over the estimated useful life of the assets, based on when we expect to receive cash inflows generated by the intangible assets. Estimated useful lives for intangibles range from 3 to 15 years.
Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment losses were recorded on long-lived assets to be held and used during the years ended December 31, 2016, 2015 and 2014. During the year ended December 31, 2015, an impairment loss of $0.1 million was recorded related to the excess of the carrying amount above fair value of certain assets held for sale. No impairment losses were recorded on long-lived assets held for sale during the years ended December 31, 2016, or 2014, respectively.
Valuation of Goodwill
We review goodwill for impairment on an annual basis during the fourth quarter, as well as when events or changes in circumstances indicate that the carrying value may not be recoverable. We begin the process by assessing qualitative factors in determining whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. After performing the aforementioned assessment and upon review of the results of such assessment, we may begin performing step one of the two-step impairment analysis by quantitatively comparing the fair value of the reporting unit to the carrying value of the reporting unit, including goodwill. If the carrying value of the reporting unit's net assets exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test, whereby the carrying value of the reporting unit’s goodwill is compared to its implied fair value. If the carrying value of the goodwill exceeds the implied fair value, an impairment loss equal to the difference would be recorded. During the year ended December 31, 2016, we recorded a goodwill impairment loss of $0.3 million. No goodwill impairment losses were recorded December 31, 2015, and 2014. See Note 6 to the audited consolidated financial statements for further information.
Restricted Cash
We maintain certain cash amounts restricted as to withdrawal or use. Current and noncurrent restricted cash as of December 31, 2016 was $3.5 million, comprised of cash held in restricted accounts as collateral under our Credit Agreement, as well as for letters of credit for our real estate leases and insurance policies.
Restructuring
Restructuring costs are included in income from operations within the consolidated statements of operations and comprehensive income. Losses on property and equipment are recorded consistent with our accounting policy related to long-lived assets. One-time termination benefits are recorded at the time they are communicated to the affected employees. Losses on property lease obligations are recorded when the lease is abandoned or when the contract is terminated. During the year ended December 31, 2014, we recorded $0.7 million of restructuring costs related to initiatives that were completed in the same fiscal year. No restructuring costs were recorded during the years ended December 31, 2016 and 2015.
Debt Issuance Costs
We incur debt issuance costs in connection with long-term debt financings. Such costs are recorded as a direct deduction to long-term debt and amortized over the terms of the respective debt obligations using the effective interest rate method. Debt issuance costs recorded in connection with our revolving credit facility are presented in other assets on the consolidated balance sheets and are amortized over the term of the revolving debt agreements using the straight-line method. Amortization of deferred loan costs is included in interest expense. As of December 31, 2016, we have $0.8 million of unamortized debt issuance costs.
Shipping and Handling Fees and Costs
We record all shipping and handling billings to customers as revenue earned for the goods provided. Shipping and handling costs are included in cost of revenues and totaled $0.9 million, $0.6 million, and $0.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Share-Based Compensation
We account for share-based awards exchanged for employee services in accordance with the authoritative guidance for share-based compensation. Under this guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of estimated forfeitures, over the requisite service period.

Warranty
We generally provide a 12-month warranty on our gamma cameras. We accrue the estimated cost of this warranty at the time revenue is recorded and charge warranty expense to Product and product-related cost of revenues. Warranty reserves are established based on historical experience with failure rates and repair costs and the number of systems covered by warranty. Warranty reserves are depleted as gamma cameras are repaired. The costs consist principally of materials, personnel, overhead, and transportation. We review warranty reserves quarterly and, if necessary, make adjustments.
The activities related to our warranty reserve for the years ended December 31, 2016, 2015, and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$213	$176	$137
Charges to cost of revenues	326	331	286
Applied to liability	(343)	(294)	(247)
Balance at end of year	$196	$213	$176
Advertising Costs
Advertising costs are expensed as incurred. Total advertising costs for each of the years ended December 31, 2016, 2015, and 2014 were $0.3 million, $0.3 million, and $0.2 million respectively.
Basic and Diluted Net Income Per Share
Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares and vested restricted stock units outstanding. Diluted EPS is computed by dividing net income by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units under the treasury stock method. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. Shares used to compute basic net income per share include 10,240, and 5,063 vested restricted stock units for the years ended December 31, 2016, and 2014, respectively. There were no restricted stock units included in the shares used to compute basic net income per share for the year ended December 31, 2015.
The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net income	$14,302	$21,640	$2,475

Shares used to compute basic net income per share	19,594	19,210	18,571
Dilutive potential common shares:
Stock options	398	449	307
Restricted stock units	75	31	—
Shares used to compute diluted net income per share	20,067	19,690	18,878

Basic net income per share	$0.73	$1.13	$0.13
Diluted net income per share	$0.71	$1.10	$0.13
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
The number of common share equivalents that were antidilutive were 15,844, 984, and 66,917 for the years ended December 31, 2016, 2015, and 2014, respectively.

Other Comprehensive Loss
Other comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes unrealized losses on our marketable securities.
Income Taxes
We provide for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements. We provide a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before we are able to realize their benefit. We calculate the valuation allowance in accordance with the authoritative guidance relating to income taxes, which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets when measuring the need for a valuation allowance. Significant judgment is required in determining any valuation allowance against deferred tax assets. As of December 31, 2014, due to a history of operating losses and other key operating factors, we concluded that a full valuation allowance was necessary to offset all of our deferred tax assets. A significant piece of objective negative evidence evaluated as of December 31, 2014, was the cumulative pretax loss incurred over the three-year period ended December 31, 2014. During the year ended December 31, 2015, we concluded that it was more likely than not that a portion of our deferred tax assets would be realized through future taxable income. This conclusion was based on our restructuring efforts in 2013 and 2014 and resulting sustained profitability for the second half of 2013, 2014, and 2015, as well as our projections of positive future earnings and other key operating factors. As of September 30, 2015, we had generated cumulative pretax income over the preceding twelve quarter period, and therefore the objective negative evidence of a history of operating losses was no longer present. The partial release of the valuation allowance associated with our deferred tax assets was the primary driver of the income tax benefit of $19.1 million for the year ended December 31, 2015. During the year ended December 31, 2016, as a result of the acquisition of DMS Health on January 1, 2016, we determined that it is more likely than not that additional deferred tax assets will be realized due to the increases in our forecasted taxable income. The partial release of the valuation allowance associated with our deferred tax assets was the primary driver of the income tax benefit of $12.4 million for the year ended December 31, 2016. The release of the valuation allowance will not affect the amount of cash paid for income taxes.
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
Acquisitions
The assets acquired and liabilities assumed in a business combination, including identifiable intangible assets and contingent consideration, are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the identifiable net assets acquired is recorded as goodwill. We base the fair values of identifiable intangible assets on detailed valuations that require management to make significant judgments, estimates and assumptions. Contingent purchase considerations to be settled in cash are remeasured to estimated fair value at each reporting period with the change in fair value recorded in general and administrative expense, a component of operating expenses. See Note 3 to the audited consolidated financial statements for further information regarding our acquisitions.
Accounting Standards Updates
In January 2017, the Financial Accounting Standards Board ("FASB") issued new guidance which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test.  The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The amendment should be applied on a prospective basis.  The pronouncement is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We intend to early adopt the guidance in 2017.
In November 2016, the FASB issued new accounting guidance which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The pronouncement is effective for fiscal years beginning after December

15, 2017, and for interim periods within those periods, using a retrospective transition method to each period presented. We do not expect the impact on our consolidated financial statements to be material.
In August 2016, the FASB issued new guidance related to the classification of certain cash receipts and cash payments on the statement of cash flows. The pronouncement provides clarification guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. The issues include, but are not limited to, debt prepayment or extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and cash receipts from payments on beneficial interests in securitization transactions. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact, if any, of adopting this guidance on our financial statements.
In February 2016, the FASB amended the existing accounting standards for the accounting for leases. The amendments are based on the principle that assets and liabilities arising from leases should be recognized within the financial statements. The Company is required to adopt the amendments beginning in 2019. Early adoption is permitted. The amendments must be applied using a modified retrospective transition approach and the FASB decided not to permit a full retrospective transition approach. We currently expect that most of our operating lease commitments will be subject to the update and recognized as operating lease liabilities and right-of-use assets upon adoption. However, we are currently evaluating the effect that implementation of this update will have upon adoption on our consolidated financial position and results of operations.
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
In April 2015, the FASB issued guidance that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The update requires retrospective application and represents a change in accounting principle. The guidance does not specifically address requirements for the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. In August 2015, the FASB issued guidance clarifying that debt issuance costs related to line-of-credit arrangements could be presented as an asset and amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The standard is effective for annual periods beginning after December 15, 2015, including interim periods within those fiscal years. We adopted this guidance in the first quarter of 2016 for the presentation of our debt issuance costs incurred in connection with our new credit facility entered into on January 1, 2016 (See Note 7).
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

NOTE 3.	Acquisitions
DMS Health (2016)
On January 1, 2016, pursuant to the Stock Purchase Agreement, dated as of October 13, 2015 and as amended on December 31, 2015 and June 7, 2016 (the “Purchase Agreement”), we completed the acquisition of all issued and outstanding stock of Project Rendezvous Holding Corporation ("PRHC"), the ultimate parent company of DMS Health Technologies, Inc. (collectively referred to hereinafter as "DMS Health Technologies" or "DMS Health"). DMS Health Technologies offers mobile diagnostic imaging across multiple imaging modalities as well as other imaging and healthcare services. These services are provided to regional and rural hospitals and institutions throughout the United States. In addition, DMS Health, through an exclusive relationship with Philips Healthcare, sells and services Philips' imaging and patient monitoring equipment within a defined region of the upper Midwest region of the United States. With the addition of DMS Health, we added two new reportable segments to Digirad: Mobile Healthcare and Medical Device Sales and Service.
The preliminary aggregate purchase price paid at closing was approximately $32.9 million, which included adjustments for pre-existing debt, cash and preliminary working capital adjustments. In June 2016, we agreed on the final working capital adjustment as outlined in the Purchase Agreement. As a result of the settlement, we received proceeds of $0.6 million which was recorded as a reduction to goodwill in the second quarter of 2016. The adjusted purchase price after settlement of the working capital adjustment was $32.3 million as of December 31, 2016, which consisted of the following:

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
The acquisition was funded with a combination of cash-on-hand and the financing made available under the credit facility with Wells Fargo Bank, National Association as further described in Note 7 of the audited consolidated financial statements. At closing, we also paid off $9.4 million of long-term debt outstanding on DMS Health's balance sheet, which was recognized separately from the business combination and presented as a financing activity in the statement of cash flows for the year ended December 31, 2016. During the year ended December 31, 2016 and 2015, we incurred transaction and integration related costs of $1.9 million and $1.3 million, respectively, and $3.3 million cumulative to date. These costs are classified as general and administrative expenses in the audited consolidated statements of operations and comprehensive income.

The acquisition was accounted for under the acquisition method of accounting for business combinations. The allocations of the purchase price below represent the estimated fair values of assets acquired and liabilities assumed. The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed on the closing date:

(in thousands)	As originally reported	Measurement period adjustments	As adjusted
Cash and cash equivalents	$6,842	$—	$6,842
Accounts receivable	6,686	—	6,686
Inventories	324	—	324
Income taxes receivable	2,062	—	2,062
Other current and non-current assets	706	—	706
Property and equipment	26,199	(200)	25,999
Intangible assets	10,862	—	10,862
Goodwill	4,307	(629)	3,678
Accounts payable	(4,514)	—	(4,514)
Accrued expenses	(2,946)	—	(2,946)
Payable to former Stockholders (1)	(2,062)	—	(2,062)
Deferred revenue	(1,677)	—	(1,677)
Debt	(9,350)	—	(9,350)
Income taxes payable, noncurrent	(949)	—	(949)
Deferred tax liabilities, noncurrent	(3,566)	229	(3,337)
Total net assets acquired	$32,924	$(600)	$32,324
(1) Includes amounts payable to former PRHC stockholders related to tax refund receivables under the terms of the Purchase Agreement.
During the second quarter of 2016, in addition to the working capital settlement adjustment of $0.6 million recorded as a reduction to goodwill, the Company adjusted amounts related to the valuation of property and equipment that was recognized at the acquisition date to reflect new information about the facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Such adjustments resulted in a net decrease of $0.2 million in property and equipment. Depreciation expense for the year ended December 31, 2016 was decreased by less than $0.1 million to reflect the effect on earnings as a result of the change to the provisional amounts recognized. During the fourth quarter of 2016, the Company adjusted the purchase price allocation to decrease deferred income tax liabilities by $0.2 million for pre-merger PRHC federal and state income tax returns and revised estimates.
Intangible assets are recorded at estimated fair value, as determined by management based on available information which includes a valuation prepared by an independent third party. The fair values assigned to identifiable intangible assets were determined through the use of the income approach. The major assumptions used in arriving at the estimated identifiable intangible asset values included management’s preliminary estimates of future cash flows, discounted at an appropriate rate of return as well as projected customer attrition rates. The useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.
The following table summarizes the fair value of acquired identifiable intangible assets as of the acquisition date:

(in thousands)	Weighted Average Useful Lives (in years)	Fair Value
Philips Contract	3.3	$2,165
Trademarks	6.0	3,823
Customer relationships	10.0	4,874
Total intangible assets acquired, excluding goodwill	7.3	$10,862
The goodwill arising from the acquisition relates to the synergies and economies of scale expected from combining the operations of Digirad and DMS Health. The goodwill has been allocated to our Medical Device Sales and Service segment and will not be deductible for federal and state tax reporting purposes.

DMS Health's operating results were included in the Company's consolidated results of operations beginning on January 1, 2016. Revenues and operating income for the year ended December 31, 2016 include revenues and operating income attributable to DMS Health of $63.3 million and $2.2 million, respectively.
The following table represents the unaudited pro forma consolidated results of operations for the year ended December 31, 2016 and 2015 as if the acquisition of DMS Health operations had occurred as of January 1, 2015.

	Year Ended December 31, (unaudited)
(in thousands, except per share data)	2016	2015
Revenues	$125,467	$128,606
Net income	$2,360	$24,125
Net income per share:
Basic	$0.12	$1.26
Diluted	$0.12	$1.23
The pro forma information has been adjusted to eliminate acquisition-related costs of $1.9 million and $1.3 million, respectively, during the year ended December 31, 2016 and 2015. The income tax benefit of $13.2 million related to the release of valuation allowance as a result of the DMS Health acquisition has also been excluded to give effect to pro forma results that are expected to have a continuing impact on the combined results; whereas no adjustment was made to the prior year valuation allowance release primarily contributing to the $19.1 million income tax benefit as it was not directly attributable to the acquisition.
The pro forma information for the year ended December 31, 2015 also include primarily adjustments for depreciation related to the fair value of property and equipment acquired, amortization expense related to acquired intangibles, and additional interest expense associated with the Company's financing arrangements relating to this acquisition.
The pro forma supplemental information is for informational purposes only, and is not necessarily indicative of what the combined company’s results actually would have been had the acquisition been completed as of the beginning of the periods as indicated. In addition, the pro forma supplemental information does not purport to project the future results of the combined company.

MD Office Solutions (2015)
On March 5, 2015, we entered into an Agreement of Merger and Plan of Reorganization (the "Merger Agreement") to acquire MD Office Solutions ("MD Office"). MD Office is a provider of in-office nuclear cardiology imaging in the northern and central California regions. The acquisition expands the geographical region in which we are able to provide our in-office nuclear cardiology imaging services. Total consideration related to the Merger Agreement paid to the sellers was 610,000 shares of common stock of Digirad Corporation, with a total value at closing of $2.7 million. The Company issued new shares for the consideration. In addition, there is an earn-out opportunity of up to $0.4 million in cash over approximately three years based on the MD Office business meeting certain earnings before interest, taxes, depreciation, and amortization ("EBITDA") milestones. At December 31, 2016, we have estimated the fair value of the contingent earn-out opportunity to be $0.1 million.

NOTE 4.	Supplementary Balance Sheet Information

The following tables show the Company’s consolidated balance sheet details as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Inventories:
Raw materials	$2,494	$2,600
Work-in-process	1,483	1,649
Finished goods	2,426	851
Total inventories	6,403	5,100
Less reserve for excess and obsolete inventories	(416)	(719)
Total inventories, net	$5,987	$4,381

	December 31, 2016	December 31, 2015
Property and equipment:
Land	$1,170	$—
Buildings and leasehold improvements	2,946	583
Machinery and equipment	50,689	25,254
Computer hardware and software	4,486	3,555
Total property and equipment	59,291	29,392
Less accumulated depreciation	(27,884)	(23,140)
Total property and equipment, net	$31,407	$6,252
Depreciation expense for the years ended December 31, 2016, 2015, and 2014 was $7.6 million, $1.9 million, and $1.6 million, respectively.

	December 31, 2016
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net (1)
Intangible assets with finite useful lives:
Customer relationships	9.5	$10,363	$(4,117)	$6,246
Trademarks	6.3	4,610	(891)	3,719
Distribution Agreement	3.3	2,165	(658)	1,507
Patents	15.0	141	(131)	10
Covenants not to compete	5.0	251	(105)	146
Total intangible assets, net		$17,530	$(5,902)	$11,628

	December 31, 2015
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net (1)
Intangible assets with finite useful lives:
Customer relationships	8.2	$5,489	$(3,259)	$2,230
Trademarks	8.0	787	(150)	637
Patents	14.6	141	(125)	16
Covenants not to compete	5.0	251	(55)	196
Total intangible assets, net		$6,668	$(3,589)	$3,079

(1)
Amortization expense for intangible assets, net for the year ended December 31, 2016, 2015, and 2014 was $2.3 million, $0.5 million, and $0.4 million, respectively. Estimated amortization expense for intangible assets for 2017 is $2.3 million, for 2018 is $2.2 million, for 2019 is $1.8 million, for 2020 is $1.5 million, for 2021 is $1.5 million, and thereafter is $2.3 million.

	December 31, 2016	December 31, 2015
Other current liabilities:
Professional fees	$415	$1,006
Sales and property taxes payable	440	268
Radiopharmaceuticals and consumable medical supplies	274	83
Current portion of capital lease obligation	640	724
Facilities and related costs	209	127
Outside services and consulting	300	258
Payable to former DMS Health Stockholders	574	—
Other accrued liabilities	668	532
Total other current liabilities	$3,520	$2,998

NOTE 5.	Fair Value Measurements
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

As required by the authoritative guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy our assets that were recorded at fair value as of December 31, 2016 and 2015 (in thousands):

	At Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$917	$—	$917
Equity securities	—	255	—	255
Total	$—	$1,172	$—	$1,172
Liabilities:
Acquisition related contingent consideration	$—	$—	$84	$84

	At Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$3,227	$—	$3,227
Equity securities	—	491	—	491
Total	$—	$3,718	$—	$3,718
Liabilities:
Acquisition related contingent consideration	$—	$—	$175	$175
The fair value of our corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, and/or offers. We did not reclassify any investments between levels in the fair value hierarchy during the twelve months ended December 31, 2016.
Equity securities consist of shares of Perma-Fix Medical, a publicly traded company listed on the NewConnect market of the Warsaw Stock Exchange. Fair value of the Perma-Fix Medical investment is based on the closing price observed on December 31, 2016.
The acquisition related contingent consideration is related to the acquisitions of Telerhythmics, on March 13, 2014, and MD Office , on March 5, 2015. We reassess the fair value of the contingent consideration on a quarterly basis using the income approach, which is a Level 3 measurement. The estimation of the fair value of the contingent consideration requires significant management judgment, including estimating future cash flows associated with the respective businesses, probabilities of achieving EBITDA milestones and determining the associated discount rate. The maximum possible consideration to be paid related to Telerhythmics and MD Office at their acquisition date was $0.5 million and $0.4 million, respectively. No minimum amount of contingent consideration is guaranteed to be paid related to either Telerhythmics or MD Office. No earn-out consideration was earned related to Telerhythmics for the period from the closing date of March 13, 2014 through December 31, 2016. Contingent consideration of $0.1 million was earned related to MD Office for the period from the closing date of March 5, 2015 through December 31, 2016.
Changes in the estimated fair value of contingent consideration liabilities (Level 3 measurement) from December 31, 2014 to December 31, 2016 are as follows (in thousands):

	Telerhythmics Contingent Consideration	MD Office Solutions Contingent Consideration	Total Contingent Consideration
Balance at December 31, 2014	$229	$—	$229
Acquisition of MD Office	—	6	6
Change in estimated fair value	(207)	147	(60)
Balance at December 31, 2015	22	153	175
Contingent consideration payments	—	(27)	(27)
Change in estimated fair value	(22)	(42)	(64)
Balance at December 31, 2016	$—	$84	$84

The fair values of the Company's term loans and revolving credit facility approximate carrying value due to the variable rate nature of these instruments.

NOTE 6.	Goodwill
The value of our goodwill is primarily derived from the acquisitions of DMS Health in 2016, MD Office in 2015, Telerhythmics in 2014, and Ultrascan in 2007. During the year ended December 31, 2016, reporting units that carried goodwill balances included Digirad Imaging Solutions, Telerhythmics, and Medical Device Sales and Service. The combined Digirad Imaging Solutions and Telerhythmics reporting units make up the Diagnostic Services reportable segment.
Changes in the carrying amount of goodwill from December 31, 2014 to December 31, 2016, by reportable segment, are as follows (in thousands):

	Diagnostic Services	Medical Device Sales and Service	Total
Balance at December 31, 2014	$1,337	$—	$1,337
Acquisition of MD Office Solutions	1,560	—	1,560
Balance at December 31, 2015	2,897	—	2,897
Acquisition of DMS Health	—	3,678	3,678
Impairment of Telerhythmics	(338)		(338)
Balance at December 31, 2016	$2,559	$3,678	$6,237

During the fourth quarter of 2016, we performed a qualitative assessment for all reporting units to estimate whether it is more likely than not that the fair value of each reporting unit was less than its carrying amount. In performing this qualitative assessment, we assessed relevant events and circumstances that may impact the fair value and the carrying amount of each reporting unit. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions; (2) industry and market conditions; (3) overall financial performance and expected financial performance; (4) other entity specific events. Based on the results of this qualitative assessment, we determined that it is more likely than not that all reporting units were not impaired, with the exception of our Telerhythmics reporting unit.
The Company concluded that it was more likely than not that the carrying value of the Telerhythmics reporting unit were in excess of their respective values and therefore, updated its estimated fair value of these assets as of that date. This conclusion was based on lower than expected operating results during the year ended December 31, 2016, primarily as a result of lower sales volume and unfavorable mix in our cardiac event monitoring business. In performing the first step of the goodwill impairment assessment, we determined the fair value of the Telerhythmics reporting unit using both an income approach and a market approach. Under the income-based approach, we use a discounted cash flow model in which cash flows anticipated over several future periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate risk-adjusted rate of return. We use our internal forecasts to estimate future cash flows and include an estimate of long-term growth rates based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ materially from those used in our forecasts. The discount rate used in the discounted cash flow analysis reflects the risks inherent in the expected future cash flows of the Telerhythmics reporting unit. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple was determined which was applied to financial metrics to estimate the fair value of the Telerhythmics reporting unit. We determined that the recorded carrying value of the Telerhythmics reporting unit exceeded its enterprise value in the first step and performed the second step of the impairment test in which we allocated the enterprise fair value to the fair value of the reporting unit's net assets. The second step of the impairment testing process requires, among other things, the estimation of the fair values of substantially all of our tangible and intangible assets.  Any enterprise fair value in excess of amounts allocated to such net assets represents the implied fair value of goodwill for that reporting unit.  As a result, the Company recorded an impairment loss of $0.3 million associated with the impairment assessment of the Telerhythmics reporting unit as of December 31, 2016.
Estimating the fair value of the reporting units requires the use of estimates and significant judgments regarding future cash flows that are based on a number of factors including actual operating results, forecasted billings, revenue, and spend targets, discount rate assumptions, and long-term growth rate assumptions. The estimates and judgments described above could adversely change in future periods and we cannot provide absolute assurance that all of the targets will be achieved, which could lead to future impairment charges.
NOTE 7.     Debt
On January 1, 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, and the subsidiaries of the Company, and the lenders party thereto (the “Lenders”), with Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent. The Credit Agreement is a five-year credit facility, maturing on January 1, 2021, with a maximum credit amount of $40.0 million (the “Credit Facility”). It consisted of a term loan of $20.0 million (“Term Loan A”), a second term loan of $7.5 million (“Term Loan B”), and a revolving credit facility with a maximum commitment of $12.5 million (the “Revolver”). Commitments under Term Loan A and the Revolver are subject to underlying eligible assets of the Company. In the case of the Term Loan A, underlying property, plant and equipment, and in the case of the Revolver, eligible accounts receivable and inventory, all as defined in the Credit Agreement. As of December 31, 2016, we had $6.3 million available under our revolving credit facility.
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
At December 31, 2016, the total outstanding borrowings on the Credit Agreement, net of associated deferred financing costs, was as follows:

	December 31, 2016	Interest Rate at December 31, 2016
Term A	$17,382	3.15%
Term B	4,581	5.65%
Revolver	—	2.69%
Total borrowing	21,963
Less: net unamortized debt issuance cost	(535)
Less: current portion	(5,358)
Long-term portion	$16,070
Total interest expense associated with the Credit Facility for the year ended December 31, 2016 was $1.4 million, which includes $0.4 million of debt issuance amortization expense.
The Credit Agreement contains certain representations, warranties, events of default, mandatory prepayment requirements, as well as certain affirmative and negative covenants customary for Credit Agreements of this type. These covenants include restrictions on borrowings, investments, and divestitures, as well as limitations on the Company’s ability to make certain restricted payments, including the amount of dividends paid. These restrictions do not prevent or prohibit the payment of dividends by the Company consistent with past practice, subject to satisfaction of certain conditions. Further, the Credit Agreement requires the

Company to maintain certain restricted cash, cash equivalents, and securities available-for-sale balances, at various decreasing levels through January 1, 2018, as cash collateral under the agreement. As of December 31, 2016, the Company was required to maintain $4.0 million as cash collateral, of which $1.1 million and $2.0 million has been classified within current and non-current restricted cash, respectively, and $0.9 million as available-for-sale securities in the accompanying consolidated balance sheets.
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
Upon the occurrence and during the continuation of an event of default under the Credit Agreement, the Lenders may, among other things, declare the loans and all other obligations under the Credit Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Credit Agreement bear interest. If an event of default occurs related to the insolvency or bankruptcy of the Company, the loans and all other obligations under the Credit Agreement shall automatically become due and payable. The Company was in compliance with all covenants as of December 31, 2016.
Pursuant to a separate Guaranty and Security Agreement dated January 1, 2016, between the Company, its subsidiaries and Wells Fargo, the Credit Facility is secured by a first-priority security interest on substantially all of the assets of the Company and its subsidiaries and a pledge of all shares and membership interests of the Company’s subsidiaries.
Debt maturities. As of December 31, 2016, maturities of long-term obligations for the next five years and thereafter are as follows:

Debt Maturities
2017	$5,358
2018	4,935
2019	2,856
2020	2,856
January 1, 2021	5,958
Total	$21,963

NOTE 8.	Commitments and Contingencies
Leases
We currently lease facilities and certain automotive equipment under non-cancelable operating leases expiring from January 31, 2017 through November 30, 2021. Rent expense is recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured as determined at lease inception. The difference between rent expense and rent paid is recorded as deferred rent and is included in other current and long-term liabilities. Rent expense was approximately $5.8 million for the year ended December 31, 2016 and $1.3 million for the years ended December 31, 2015 and 2014.
As of December 31, 2016, we financed certain information technology and medical equipment and vehicles under capital leases. These obligations are secured by the specific equipment financed under each lease and will be repaid monthly over the remaining lease terms through November 30, 2020.

We are committed to making future cash payments on non-cancelable operating leases and capital leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and capital leases having initial or remaining lease terms in excess of one year as of December 31, 2016 are as follows (in thousands):

	Operating Leases	Capital Leases
2017	$2,301	$681
2018	1,112	324
2019	913	137
2020	663	42
2021	222	—
Thereafter	—	—
Total future minimum lease payments	$5,211	1,184
Less amounts representing interest		(65)
Present value of obligations		1,119
Less: current capital lease obligations		(640)
Total long-term capital lease obligations		$479
Other Matters
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

NOTE 9.	Share-Based Compensation
At December 31, 2016, we have two active equity incentive plans, the 2011 Inducement Stock Incentive Plan (the "2011 Plan") and the 2014 Equity Incentive Award Plan (the "2014 Plan"), (collectively "the Plans"), under which stock options, restricted stock units, and other stock based awards may be granted to employees and non-employees, including members of our Board of Directors. Terms of any equity instruments granted under the Plans are approved by the Board of Directors. Stock options typically vest over the requisite service period of one to four years and have a contractual term of seven to ten years. Restricted stock units generally vest over one to four years. Under the Plans, we are authorized to issue an aggregate of 1,856,733 shares of common stock. As of December 31, 2016, the Plans had 582,983 shares available for future issuance. The number of shares reserved for issuance under the 2014 Plan is subject to increase by any shares under the 2004 Equity Incentive Award Plan (the "2004 Plan") that are forfeited, expire, or are canceled. As of December 31, 2016, the number of shares provided for issuance under the 2014 Plan due to forfeited, expired, and canceled shares under the 2004 Plan was 10,248 shares.
Stock Options
The estimated fair value of our stock options is determined using the Black-Scholes model. All stock options were granted with an exercise price equal to the fair value of the common stock on the grant date. The weighted-average grant date fair value of employee stock options granted during the years ended December 31, 2016, and 2014 was $1.34, and $0.70 per share, respectively, which was estimated using the following weighted-average assumptions. There were no employee stock options granted during the year ended December 31, 2015.

	Year Ended December 31,
	2016	2015	2014
Expected volatility	40%	—%	43%
Expected term (in years)	6.0	—	4.1
Risk-free interest rate	1.5%	—%	1.2%
Expected dividend yield	3.9%	—%	5.7%
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
A summary of our stock option award activity as of and for the year ended December 31, 2016 is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options exercisable at December 31, 2015	1,028	$2.42
Options outstanding at December 31, 2015	1,259	$2.50
Options granted	125	$5.12
Options forfeited	(5)	2.06
Options expired	(1)	1.21
Options exercised	(396)	2.07
Options outstanding at December 31, 2016	982	$3.01	4.23	$1,970
Options exercisable at December 31, 2016	804	$2.69	3.51	$1,856
As share-based compensation expense under the authoritative guidance for share-based payments is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
At December 31, 2016, total unrecognized compensation cost related to unvested stock options was $0.2 million, which is expected to be recognized over a weighted-average period of 2.5 years.
Upon exercise, we issue new shares of common stock. Cash received from stock option exercises was $0.8 million during the year ended December 31, 2016, $0.6 million during the year ended December 31, 2015, and $0.2 million for the year ended December 31, 2014. The total intrinsic value of stock options exercised was $1.1 million during the year ended December 31, 2016, $0.2 million during the year ended December 31, 2015, and $0.1 million during the year ended 2014.
Restricted Stock Units
Under guidance for share-based payments, the fair value of our restricted stock awards is based on the grant date fair value of our common stock. All restricted stock units were granted with no purchase price. Vesting of the restricted stock awards is subject to service conditions, as well as the attainment of additional performance objectives for certain of the awards. The weighted-average grant date fair value of the restricted stock units was $5.28, $4.14 and $3.81 per share during the years ended December 31, 2016, 2015, and 2014, respectively.
A summary of our restricted stock unit activity as of and for the year ended December 31, 2016 is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested restricted stock units outstanding at December 31, 2015	202	$4.00
Granted	247	5.28
Forfeited	(10)	4.50
Vested	(123)	4.04
Non-vested restricted stock units outstanding at December 31, 2016	316	$4.97

The following table summarizes information about restricted stock units that vested during the years ended December 31, 2016, 2015, and 2014 based on service conditions (in thousands):

	Year Ended December 31,
	2016	2015	2014
Fair value on vesting date of vested restricted stock units	$679	$—	$—
At December 31, 2016, total unrecognized compensation cost related to non-vested restricted stock units was $1.0 million, which is expected to be recognized over a weighted-average period of 1.88 years.
Allocation of Share-Based Compensation Expense
Total share-based compensation expense related to all of our share-based units for the years ended December 31, 2016, 2015, and 2014 was allocated as follows (in thousands):

	Year Ended December 31,
Cost of revenues:	2016	2015	2014
Services	$27	$18	$1
Product and product-related	14	47	26
Marketing and sales	237	98	51
General and administrative	746	453	248
Share-based compensation expense	$1,024	$616	$326

NOTE 10.	Income Taxes
Significant components of the provision (benefit) for income taxes from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current provision:
Federal	$—	$—	$—
State	18	23	41
Foreign	44	—	—
Total current provision	62	23	41
Deferred (benefit) provision:
Federal	(12,630)	(17,347)	18
State	151	(1,799)	3
Foreign	—	—	—
Total deferred (benefit) provision	(12,479)	(19,146)	21
Total income tax (benefit) provision	$(12,417)	$(19,123)	$62

Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate are as follows:

	Year Ended December 31,
	2016	2015	2014
Income tax expense (benefit) at statutory federal rate	34.0%	34.0%	35.0%
State income tax expense, net of federal benefit	4.0%	3.4%	4.8%
Permanent differences and other	4.3%	4.4%	(2.9)%
Transaction costs	2.6%	23.1%	—%
Withholding costs	2.2%	—%	—%
Tax credit	(2.6)%	—%	—%
Change in effective federal and state tax rates	(0.4)%	37.6%	(3.2)%
Expiration of net operating loss and tax credit carryovers	3.4%	8.4%	1.1%
Stock compensation expense	—%	—%	0.1%
Reserve for uncertain tax positions and other reserves	(6.0)%	76.8%	—%
Change in valuation allowance	(668.0)%	(947.5)%	(32.5)%
(Benefit) provision for income taxes	(626.5)%	(759.8)%	2.4%

Our net deferred tax assets consisted of the following (in thousands):

	December 31,
	2016	2015
Deferred tax assets (liabilities):
Net operating loss carryforwards	$35,540	$31,598
Research and development and other credits	89	38
Reserves	964	891
Intangibles	—	1,316
Other, net	1,980	1,300
Total deferred tax assets	38,573	35,143
Deferred tax liabilities
Fixed assets and other	(6,221)	(348)
Intangibles	(2,335)	—
Total deferred tax liabilities	(8,556)	(348)
Valuation allowance for deferred tax assets	(2,998)	(16,217)
Net deferred tax assets	$27,019	$18,578

As of December 31, 2016, we had federal and state income tax net operating loss carryforwards of $91.8 million and $26.2 million, respectively. Federal loss carryforwards will begin to expire in 2018 unless previously utilized. State loss carryforwards of approximately $1.1 million expired in 2016, and less than $0.1 million is set to expire in 2017, unless previously utilized. We also have federal and California research and other credit carryforwards of approximately $1.8 million and $2.1 million, respectively, as of both December 31, 2016 and 2015. The federal credits will begin to expire in 2018. The California research credits have no expiration. Pursuant to Internal Revenue Code Sections 382 and 383, use of our net operating loss and credit carryforwards may be limited because of a cumulative change in ownership greater than 50%. As of December 31, 2016, Digirad Corporation has not experienced a change in ownership greater than 50%; however, some of the tax attributes acquired with the DMS Health businesses are subject to such limitations due to ownership changes of greater than 50% on March 1, 2012 and on January 1, 2016. A valuation allowance has been recognized to offset the deferred tax assets, as realization of such assets has not met the "more likely than not" threshold required under the authoritative guidance of accounting for income taxes.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	December 31,
	2016	2015	2014
Balance at beginning of year	$3,916	$1,553	$1,553
Increases related to prior year tax positions	882	2,363	—
Settlements with taxing authorities	(187)	—	—
Expiration of the statute of limitations for the assessment of taxes	(477)	—	—
Balance at end of year	$4,134	$3,916	$1,553
Included in the unrecognized tax benefits of $4.1 million at December 31, 2016 was $3.4 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.
We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2012; however, our net operating loss carryforwards and research credit carryforwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The accrued interest as of December 31, 2016 and 2015, and interest and penalties recognized during the years ended December 31, 2016, 2015, and 2014 were of insignificant amounts.

NOTE 11.	Employee Retirement Plan
We have 401(k) retirement plans under which employees may contribute up to 100% of their annual salary, within IRS limits. The Company contributions to the retirement plans totaled $0.6 million for the year ended December 31, 2016 and $0.2 million for each of the years ended December 31, 2015 and 2014. The Company's contributions increased during the year ended December 31, 2016 primarily due to the impact of the DMS Health acquisition on January 1, 2016.

NOTE 12.	Perma-Fix Medical Stock Subscription and Supply Agreements
On July 27, 2015, we entered into a Stock Subscription Agreement (the "Subscription Agreement") and Tc-99m Supplier Agreement (the "Supply Agreement") with Perma-Fix Medical, S.A. ("Perma-Fix Medical"), a publicly traded company listed on the NewConnect market of the Warsaw Stock Exchange. Perma-Fix Medical is a subsidiary of Perma-Fix Environmental Services, Inc. (NASDAQ: PESI). Perma-Fix Medical is developing a proprietary process to produce Technetium-99m ("Tc-99m") resin from non-enriched uranium sources for purposes of creating nuclear imaging isotopes. Under the terms of the Subscription Agreement, we invested $1.0 million USD in exchange for 71,429 shares of Perma-Fix Medical, which constituted approximately 5.4% of the outstanding common shares of Perma-Fix Medical at the time of investment. Under Polish law, issuance of the shares required approval of the shares by a Polish court which occurred on October 12, 2015. The investment in Perma-Fix Medical is accounted for as an available-for-sale security. In connection with the Subscription Agreement, the Company's President and CEO was appointed to the Supervisory Board of Perma-Fix Medical. See Note 13 to the audited consolidated financial statements for further information regarding Perma-Fix Medical and Perma-Fix Environmental Services, Inc.
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
Of the $1.0 million investment in Perma-Fix Medical, less than $0.1 million of value was allocated to the supply agreement with the remaining value allocated to the 71,429 Perma-Fix Medical shares. We immediately expensed the value associated with the supply agreement. In addition, we realized a loss of $0.2 million related to the 71,429 Perma-Fix Medical shares due to the initial excess of the transaction price over fair value. During the third quarter of 2016, the Company recognized an other-than-temporary impairment charge of $0.4 million, reflecting the write-down of this investment to its fair market value of approximately $0.3 million, establishing a new cost basis.

NOTE 13.	Related Party Transaction

Mr. John Climaco currently serves as a Director of the Company and a member of the Corporate Governance and Strategic Advisory committees of the Board. Mr. Climaco also serves as a Director of Perma-Fix Environmental Services, Inc. (NASDAQ: PESI). Further, on June 2, 2015, Mr. Climaco was elected as the Executive Vice President of Perma-Fix Medical S.A., a majority-owned Polish subsidiary of Perma-Fix Environmental Services, Inc. As described in Note 12 to the audited consolidated financial statements, on July 27, 2015, we entered into a Stock Subscription Agreement (the "Subscription Agreement") and Tc-99m Supplier Agreement (the "Supply Agreement") with Perma-Fix Medical. Under the terms of the Subscription Agreement, we invested $1.0 million USD in exchange for 71,429 shares of Perma-Fix Medical. Pursuant to the Supply Agreement, should Perma-Fix Medical successfully complete development of the new Tc-99m resin, Perma-Fix Medical will supply us or our preferred nuclear pharmacy supplier with Tc-99m at a preferred rate and we will purchase agreed upon quantities of such Tc-99m for our nuclear imaging operations, either directly or in conjunction with our preferred nuclear pharmacy supplier. In addition, in connection with the Subscription Agreement, the Company's President and CEO was appointed to the Supervisory Board of Perma-Fix Medical.
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
Mobile Healthcare. Through Mobile Healthcare, we provide contract diagnostic imaging, including PET, CT, MRI, and healthcare expertise to hospitals, integrated delivery networks (“IDNs”), and federal institutions on a long-term contract basis, but can also provide provisional services to institutions that are in transition. These services are provided primarily when there is a cost, ease and efficiency component of providing the services directly rather than owning and operating the related services and equipment directly by our customers.
Medical Device Sales and Service. Through Medical Device Sales and Service, we provide contract sales and service efforts with our exclusive contract with Philips Healthcare within a defined region in the upper Midwest region of the United States. We primarily sell Philips branded imaging and patient monitoring systems, and collect a commission on these sales, though we never take title to the underlying equipment. We also provide warranty and post-warranty services on certain Philips equipment within this territory related to equipment we have sold or other equipment sold in the territory.
Our reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. For financial reporting purposes, our Digirad Imaging Solutions and Telerhythmics cardiac monitoring operating segments are aggregated within our Diagnostic Services reportable segment due to their similar economic and operational characteristics.

We evaluate performance based on the gross profit and operating income (loss) by each segment. Beginning in the first quarter of 2016, the definition of our segment operating income excludes transaction and integration costs of DMS Health. Prior periods have been recast to retroactively reflect this change. There were no other changes to our historical reportable segments as a result of the DMS Health acquisition beyond creating the reportable segments Mobile Healthcare and Medical Device Sales and Services. We do not identify or allocate assets by operating segment. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or making decisions in the allocation of resources. Summarized annual data for segments are as follows (in thousands):

	Year ended December 31,
	2016 (1)	2015 (2)	2014 (3)(4)
Revenue by segment:
Diagnostic Services	$48,305	$46,407	$42,170
Diagnostic Imaging	13,870	14,419	13,438
Mobile Healthcare	47,206	—	—
Medical Device Sales and Service	16,086	—	—
Consolidated revenue	$125,467	$60,826	$55,608
Gross profit by segment:
Diagnostic Services	$10,486	$10,439	$10,449
Diagnostic Imaging	7,116	7,470	6,191
Mobile Healthcare	9,510	—	—
Medical Device Sales and Service	8,661	—	—
Consolidated gross profit	$35,773	$17,909	$16,640
Income (loss) from operations by segment:
Diagnostic Services	$220	$372	$220
Diagnostic Imaging	2,581	3,740	2,298
Mobile Healthcare	(101)	—	—
Medical Device Sales and Service	2,306	—	—
Segment income from operations	5,006	4,112	2,518
Unallocated items (5)	(1,921)	(1,338)	—
Consolidated income from operations	3,085	2,774	2,518
Other income (expense), net	212	(233)	2
Interest (expense) income, net	(1,412)	(24)	17
Consolidated income before income taxes	$1,885	$2,517	$2,537

Depreciation and amortization of tangible and intangible assets by segment:
Diagnostic Services	$2,880	$2,150	$1,672
Diagnostic Imaging	244	291	263
Mobile Healthcare	5,736	—	—
Medical Device Sales and Service	1,029	—	—
Consolidated depreciation and amortization	$9,889	$2,441	$1,935
(1) On January 1, 2016, we acquired DMS Health. The results of DMS Health are included in Mobile Healthcare and Medical Device Sales and Service since the acquisition date (See Note 3).
(2) On March 5, 2015, we acquired MD Office. The results of MD Office are included in Diagnostic Services since the acquisition date (See Note 3).
(3) On March 13, 2014, we acquired 100% of the membership interest of Telerhythmics. The results of Telerhythmics are included in Diagnostic Services since the acquisition date.
(4) Included in the Diagnostic Imaging income from operations for the year ended December 31, 2014, are approximately $0.7 million of charges associated with various restructuring initiatives.

(5)	Includes transaction and integration costs associated with the DMS Health acquisition.

Geographic Information. The Company's sales to customers located outside the United States for the years ended December 31, 2016, 2015, and 2014 was $0.8 million, $0.7 million, and $0.6 million, respectively. All of our long-lived assets are located in the United States.

NOTE 15.	Quarterly Financial Information (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2016 and 2015 are as follows (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2016 (1)
Revenues	$31,157	$32,090	$31,086	$31,134
Gross profit	$9,065	$9,765	$8,301	$8,642
(Loss) income from operations	$(553)	$1,472	$689	$1,477
Net income (loss) (2)	$11,609	$998	$(283)	$1,978
Net income (loss) per common share—basic (4)	$0.60	$0.05	$(0.01)	$0.10
Net income (loss) per common share—diluted (4)	$0.58	$0.05	$(0.01)	$0.10

Fiscal 2015 (3)
Revenues	$13,839	$15,547	$15,862	$15,578
Gross profit	$3,648	$4,767	$4,802	$4,692
Income from operations	$165	$1,163	$948	$498
Net income (2)	$745	$1,097	$19,120	$678
Net income per common share—basic (4)	$0.04	$0.06	$0.99	$0.03
Net income per common share—diluted (4)	$0.04	$0.06	$0.97	$0.03

(1)	On January 1, 2016, we acquired DMS Health. The results of DMS Health are included in our results since the acquisition date (See Note 3).

(2)
Included in net income for the first quarter of 2016 and third quarter of 2015 is an income tax benefit of $12.5 million and $18.2 million, respectively, primarily related to the release of the valuation allowance associated with a portion of our deferred tax assets.

(3)	On March 5, 2015, we acquired MD Office. The results of MD Office are included in our results since the acquisition date (See Note 3).

(4)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.
NOTE 16.    Subsequent Events
On January 31, 2017, the Company announced a cash dividend of $0.05 per share payable on February 28, 2017 to shareholders of record on February 15, 2017.

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
Excluding an assessment of internal control over DMS Health, which was acquired on January 1, 2016 as further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.
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

(2)	Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report, which we include herein.

(3)	Changes in Internal Control over Financial Reporting
Except as described below, there has been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On January 1, 2016, we acquired we acquired Project Rendezvous Holding Corporation, the holding company of DMS Health Technologies ("DMS Health"). We are in the process of integrating DMS Health into our overall internal control over financial reporting process. In accordance with the SEC's published guidance, because we acquired DMS Health during the current fiscal year, we excluded from our assessment at December 31, 2016 the internal control over financial reporting of DMS Health. DMS Health constituted $41.8 million, or 39% of our total assets, $32.6 million, or 49% of our total net assets, $63.3 million, or 50% of our total revenues, and $2.2 million, or 71% of our total income from operations in our consolidated financial statements as of and for the year ended December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Digirad Corporation
We have audited Digirad Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Digirad Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Item 9A, Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Project Rendezvous Holding Corporation, the holding company of DMS Health Technologies ("DMS Health"), which was acquired on January 1, 2016, and which is included in the consolidated balance sheets of Digirad Corporation as of December 31, 2016, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended. DMS Health constituted 39% of total assets as of December 31, 2016 and 50% and 71% of revenues and income from operations, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of DMS Health because of the timing of the acquisition which was completed on January 1, 2016. Our audit of internal control over financial reporting of Digirad Corporation also did not include an evaluation of the internal control over financial reporting of DMS Health.
In our opinion, Digirad Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Digirad Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
San Diego, California
February 28, 2017

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13, and 14) is being incorporated by reference to the applicable information in our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016 in connection with our Annual Meeting of Stockholders to be held in 2017.
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
The financial statements of Digirad Corporation listed below are set forth in Item 8 of this report for the year ended December 31, 2016:
Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2016, 2015, and 2014
Consolidated Balance Sheets at December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015, and 2014
Notes to Audited Consolidated Financial Statements

2.	Financial Statement Schedules
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.    Exhibits required by Item 601 of Regulation S-K
The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

ITEM 16.	FORM 10-K SUMMARY
None.
EXHIBIT INDEX

Exhibit Number	Description
2.1†
Asset Purchase Agreement, by and between Digirad Corporation, Digirad Imaging Solutions, Inc., Digirad Ultrascan Solutions, Inc. and Ultrascan, Inc. dated May 1, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 7, 2007).

2.2†
Asset Purchase Agreement, dated February 2, 2009, by and among the Company, Digirad Imaging Solutions, Inc. and MD Office Solutions (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 6, 2009).

2.3
Asset Purchase Agreement, dated as of March 2, 2009, by and among Digirad Imaging Solutions, Inc., Daniel D. Rice, Denise Nelson, Greg Nelson and Antigua Medical Services, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 4, 2009).

2.4
Asset Purchase Agreement by and between Digirad Corporation and Novadaq Technologies Inc., dated July 31, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s amended Current Report on Form 8-K/A filed with the Commission on November 22, 2013).

2.5
Membership Interest Purchase Agreement, dated March 13, 2014, by and among Digirad Imaging Solutions, Inc., Digirad Corporation and the members of Telerhythmics, LLC (as Sellers) party thereto and TD Properties, LLC in its capacity as Seller Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2014).

Exhibit Number	Description
2.6
Agreement of Merger and Plan of Reorganization, dated March 5, 2015 by and between Digirad Corporation, Maleah Incorporated, MD Office Solutions and the Stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2015). Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementary copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.

2.7
Stock Purchase Agreement dated as of October 13, 2015, by and among Digirad Corporation, Project Rendezvous Holding Corporation, the stockholders of Project Rendezvous Holding Corporation, and Platinum Equity Advisors, LLC as the stockholder representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Commission on January 7, 2016). Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementary copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.

2.8
Amendment to Stock Purchase Agreement dated as of December 31, 2015, by and between Digirad Corporation and Platinum Equity Advisors, LLC as the stockholder representative (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Commission on January 7, 2016).

2.9
Second Amendment to Stock Purchase Agreement dated as of June 7, 2016, by and between Digirad Corporation and Platinum Equity Advisors, LLC as the stockholder representative (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 1, 2016).

3.1	Restated Certificate of Incorporation of Digirad Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 3, 2006).

3.2
Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2013).

3.3
Certificate of Amendment of the Restated Certificate of Incorporation of Digirad Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 5, 2015).

3.4	Amended and Restated Bylaws of Digirad Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2007).

4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-113760) filed with the Commission on March 19, 2004).

4.2
Preferred Stock Rights Agreement, by and between Digirad Corporation and American Stock Transfer and Trust Company, dated November 22, 2005 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed with the Commission on November 29, 2005).

4.3
Tax Benefit Preservation Plan by and between Digirad Corporation and American Stock Transfer & Trust Company, dated as of May 23, 2013 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 24, 2013).

4.4
Tax Benefit Preservation Plan Amendment, dated November 11, 2013, by and between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 26 to the Company's Annual Report on Form 10-K filed with the Commission on March 20, 2014).

4.5
First Amendment to Preferred Stock Rights Agreement, dated as of March 5, 2015, by and between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the Commission on March 6, 2015).

10.1†
License Agreement, by and between Digirad Corporation and the Regents of the University of California dated May 19, 1999 (incorporated by reference to Exhibit 10.1 to the Amended Registration Statement on Form S-1/A (File No. 333-113760) filed with the Commission on April 20, 2004).

10.2†
Amendment to License Agreement by and between Digirad Corporation and the Regents of the University of California, dated May 24, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-113760) filed with the Commission on April 20, 2004).

10.3†
Amendment No. 2 to License Agreement by and between Digirad Corporation and the Regents of the University of California, dated October 1, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2004).

Exhibit Number	Description
10.4†
License Agreement, by and between Digirad Corporation and Cedars-Sinai Health System, dated May 22, 2001, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-113760) filed with the Commission on April 20, 2004).

10.5†
License Agreement, by and between Digirad Corporation and Cedars-Sinai Health System, dated April 1, 2003, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-113760) filed with the Commission on April 20, 2004).

10.6#
Digirad Corporation 2004 Stock Incentive Plan, as Amended and Restated on August 2, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 7, 2007).

10.7#
Form of Notice of Stock Option Award and Stock Option Award Agreement for 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed with the Commission on March 3, 2005).

10.8#
2004 Non-Employee Director Option Program (incorporated by reference to Exhibit 10.19 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-113760) filed with the Commission on May 24, 2004).

10.9#
Form of Notice of Non-Qualified Stock Option Award and Stock Option Award Agreement for 2004 Non-Employee Director Option Program (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed with the Commission on March 3, 2005).

10.10#	Form of Indemnification Agreement (incorporated by reference to Exhibits 10.20 to the Registration Statement on Form S-1/A (File No. 333-113760) filed with the Commission on April 29, 2004).

10.11#
Executive Employment Agreement, by and between Digirad Corporation and Jeffry R. Keyes, dated March 4, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2013).

10.12#
Employment Agreement, dated as of May 1, 2007, as amended on August 7, 2010, by and between the Company and Matthew G. Molchan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2013).

10.13#
Severance Agreement, dated December 31, 2010, by and between the Company and Virgil Lott (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 3, 2011).

10.14
Commercial Lease Agreement, dated August 1, 2009, by and between the Company and B. Young Properties, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 4, 2009).

10.15#	Form of 2011 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2011).

10.16#	Form of 2011 Inducement Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2011).

10.17#
Form of 2011 Inducement Stock Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2011).

10.18
Termination Agreement, dated as of January 15, 2014, by and between Digirad Corporation and B. Young Properties, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2014).

10.19#	Digirad Corporation 2014 Equity Incentive Award Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed with the Commission on June 6, 2014).

10.20#
Form Indemnification Agreement of the Company for directors and officers (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Commission on March 6, 2015).

10.21
Registration Rights Agreement, dated March 5, 2015, by and among the Company, Keenan - Thornton Family Trust, David Keenan and Samia Arram (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 1, 2015).

Exhibit Number	Description
10.22
Credit Agreement dated January 1, 2016, by and among Digirad Corporation, certain subsidiaries of the Digirad Corporation identified on the signature pages thereto, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as agent and as sole lead arranger and sole book runner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on January 7, 2016).

21.1*	Subsidiaries of Digirad Corporation

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page of this Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*+	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

†	Digirad Corporation has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Commission.

#	Indicates management contract or compensatory plan.

*	Filed herewith.

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

DIGIRAD CORPORATION

Dated:	February 28, 2017	By:	/S/ MATTHEW G. MOLCHAN
		Name:	Matthew G. Molchan
		Title:	President and Chief Executive Officer (Principal Executive Officer)
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ MATTHEW G. MOLCHAN	Director, President and Chief Executive Officer	February 28, 2017
Matthew G. Molchan	(Principal Executive Officer)
/S/ JEFFRY R. KEYES	Chief Financial Officer	February 28, 2017
Jeffry R. Keyes	(Principal Financial Officer)
/S/ JEFFREY E. EBERWEIN	Director	February 28, 2017
Jeffrey E. Eberwein	(Chairman of the Board of Directors)
/S/ JOHN M. CLIMACO	Director	February 28, 2017
John M. Climaco
/S/ CHARLES M. GILLMAN	Director	February 28, 2017
Charles M. Gillman
/S/ MICHAEL A. CUNNION	Director	February 28, 2017
Michael A. Cunnion
/S/ JOHN W. SAYWARD	Director	February 28, 2017
John W. Sayward
/S/ DIMITRIOS J. ANGELIS	Director	February 28, 2017
Dimitrios J. Angelis