Form 10-Q
period 2017-03-31
DIGIRAD CORP
filed 2017-05-01
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒
As of April 26, 2017 the registrant had 19,977,984 shares of Common Stock ($0.0001 par value) outstanding.

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
EXHIBIT 101.LAB XBRL Taxonomy Extension Label Linkbase Document
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Linkbase Document

Important Information Regarding Forward-Looking Statements
Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations, and projections regarding our business strategies, market potential, future financial performance, industry, and other matters. This includes, in particular, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, as well as other portions of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify "forward-looking statements," which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause our actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. The most significant of these risks, uncertainties, and other factors are described in “Item 1A — Risk Factors” of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on February 28, 2017. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
Revenues:
Services	$22,874	$24,005
Product and product-related	6,206	7,152
Total revenues	29,080	31,157

Cost of revenues:
Services	18,455	18,506
Product and product-related	3,518	3,586
Total cost of revenues	21,973	22,092

Gross profit	7,107	9,065

Operating expenses:
Marketing and sales	2,400	2,625
General and administrative	5,104	6,414
Amortization of intangible assets	578	579
Total operating expenses	8,082	9,618

Loss from operations	(975)	(553)

Other expense:
Other income, net	—	71
Interest expense, net	(315)	(370)
Total other expense	(315)	(299)

Loss before income taxes	(1,290)	(852)
Income tax (expense) benefit	(786)	12,461
Net (loss) income	$(2,076)	$11,609

Net (loss) income per share:
Basic	$(0.10)	$0.60
Diluted	$(0.10)	$0.58

Shares used in per share computations:
Weighted average shares outstanding – basic	19,933	19,448
Weighted average shares outstanding – diluted	19,933	19,943

Dividends declared per common share	$0.05	$0.05

Net (loss) income	$(2,076)	$11,609
Other comprehensive income:
Unrealized gain on marketable securities	38	—
Total other comprehensive income	38	—
Comprehensive (loss) income	$(2,038)	$11,609
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,913	$2,203
Securities available-for-sale	17	917
Accounts receivable, net	13,633	14,503
Inventories, net	5,942	5,987
Restricted cash	3,283	1,376
Other current assets	1,771	2,093
Total current assets	26,559	27,079
Property and equipment, net	31,250	31,407
Intangible assets, net	11,050	11,628
Goodwill	6,237	6,237
Deferred tax assets	26,831	27,019
Restricted cash	100	2,100
Other assets	799	793
Total assets	$102,826	$106,263

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,110	$6,514
Accrued compensation	3,920	3,962
Accrued warranty	170	196
Deferred revenue	3,314	3,123
Current portion of long-term debt	5,358	5,358
Other current liabilities	3,070	3,520
Total current liabilities	21,942	22,673
Long-term debt, net of current portion	14,793	16,070
Other liabilities	2,036	1,039
Total liabilities	38,771	39,782

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 19,977,984 and 19,892,557 shares issued and outstanding (net of treasury shares) at March 31, 2017 and December 31, 2016, respectively	2	2
Treasury stock, at cost; 2,588,484 shares at March 31, 2017 and December 31, 2016	(5,728)	(5,728)
Additional paid-in capital	150,773	151,696
Accumulated other comprehensive loss	(14)	(52)
Accumulated deficit	(80,978)	(79,437)
Total stockholders’ equity	64,055	66,481
Total liabilities and stockholders’ equity	$102,826	$106,263
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016
Operating activities
Net (loss) income	$(2,076)	$11,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,001	1,886
Amortization of intangible assets	578	579
Provision for bad debt, net of recoveries	(10)	129
Stock-based compensation	263	223
Amortization of loan fees	82	95
(Gain) loss on sale of assets	(7)	10
Amortization of premiums on investments	—	12
Deferred income taxes	723	(11,805)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	880	3
Inventories	45	(63)
Other assets	336	(322)
Accounts payable	(322)	(871)
Accrued compensation	(42)	(636)
Deferred revenue	188	393
Other liabilities	(715)	(506)
Net cash provided by operating activities	1,924	736

Investing activities
Purchases of property and equipment	(492)	(1,016)
Proceeds from sale of property and equipment	7	—
Purchases of securities available-for-sale	(17)	—
Maturities of securities available-for-sale	917	706
Cash paid for acquisitions, net of cash acquired	—	(26,082)
Net cash provided by (used in) investing activities	415	(26,392)

Financing activities
Proceeds from long-term borrowings	1,500	33,257
Repayment of long-term debt	(2,840)	(11,043)
Change in restricted cash	93	(3,536)
Loan issuance costs	—	(504)
Dividends paid	(994)	(972)
Issuances of common stock	—	97
Taxes paid related to net share settlement of equity awards	(192)	(97)
Cash paid for contingent consideration for acquisitions	—	(19)
Repayment of obligations under capital leases	(196)	(193)
Net cash (used in) provided by financing activities	(2,629)	16,990
Net decrease in cash and cash equivalents	(290)	(8,666)
Cash and cash equivalents at beginning of period	2,203	15,868
Cash and cash equivalents at end of period	$1,913	$7,202

Non-Cash Investing Activities
Assets acquired by entering into capital leases	$1,440	$155
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Basis of Presentation
The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission ("SEC") instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements are unaudited and do not contain all the information required by U.S. generally accepted accounting principles ("GAAP") to be included in a full set of financial statements. The unaudited condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited consolidated financial statements for our fiscal year ended December 31, 2016, filed with the SEC on Form 10-K on February 28, 2017, include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations, cash flows, and balance sheets for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.
On January 1, 2016, we acquired Project Rendezvous Holding Corporation, the holding company of DMS Health Technologies ("DMS Health"). The financial results for all periods presented include the financial results of DMS Health.
Use of Estimates
Preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from management’s estimates.
Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for employee share-based payments. The new standard requires the immediate recognition of all excess tax benefits and deficiencies in the income statement, and requires classification of excess tax benefits as an operating activity as opposed to a financing activity in the statements of cash flows. This guidance will be applied either prospectively, retrospectively, or using a modified retrospective transition method, depending on the area covered in this update. We adopted this guidance during the first quarter of 2017. The primary impact of this guidance is the requirement to recognize all excess tax benefits and deficiencies on share-based payments in income tax expense. Upon the adoption of this requirement on a modified-retrospective basis, the previously unrecognized excess tax benefits on share-based compensation of $0.5 million were recorded through accumulated deficit and deferred tax assets as of January 1, 2017.
Recently Issued Accounting Standards
In January 2017, the FASB issued new guidance which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The amendment should be applied on a prospective basis.  The pronouncement is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We are currently evaluating the impact that implementation of this guidance will have on our financial statements.
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
Note 2. Basic and Diluted Net Income Per Share
For the three months ended March 31, 2017 and 2016, basic net income per common share is computed by dividing net income by the weighted average number of common shares and vested restricted stock units outstanding during the period. Shares used to compute basic net income per share include 18,539 vested restricted stock units for the three months ended March 31, 2017. There were no restricted stock units included in the shares used to compute basic net income per share for the three months ended March 31, 2016. Diluted net income per common share is calculated to give effect to all dilutive securities, if applicable, using the treasury stock method.
The following table sets forth the reconciliation of shares used to compute basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
(shares in thousands)	2017	2016
Weighted average shares outstanding - basic	19,933	19,448
Dilutive potential common stock outstanding:
Stock options	—	430
Restricted stock units	—	65
Weighted average shares outstanding - diluted	19,933	19,943
The following weighted average outstanding common stock equivalents were not included in the calculation of diluted net income per share because their effect was anti-dilutive:

	Three Months Ended March 31,
(shares in thousands)	2017	2016
Stock options	315	14
Restricted stock units	69	—
Total	384	14

Note 3. Inventories
Our inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) and we review inventory balances for excess and obsolete inventory levels on a quarterly basis. The components of inventory are as follows:

(in thousands)	March 31, 2017	December 31, 2016
Inventories:
Raw materials	$2,919	$2,494
Work-in-process	1,409	1,483
Finished goods	2,022	2,426
Total inventories	6,350	6,403
Less reserve for excess and obsolete inventories	(408)	(416)
Total inventories, net	$5,942	$5,987
Note 4. Property and Equipment
Property and equipment consists of the following:

(in thousands)	March 31, 2017	December 31, 2016
Property and equipment:
Land	$1,170	$1,170
Buildings and leasehold improvements	2,946	2,946
Machinery and equipment	52,453	50,689
Computer hardware and software	4,517	4,486
Total property and equipment	61,086	59,291
Less accumulated depreciation	(29,836)	(27,884)
Total property and equipment, net	$31,250	$31,407

Note 5. Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis.
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at March 31, 2017 and December 31, 2016.

	Fair Value as of March 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$—	$—	$—
Equity securities	17	295	—	312
Total	$17	$295	$—	$312

Liabilities:
Acquisition related contingent consideration	$—	$—	$27	$27

	Fair Value as of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$917	$—	$917
Equity securities	—	255	—	255
Total	$—	$1,172	$—	$1,172

Liabilities:
Acquisition related contingent consideration	$—	$—	$84	$84

The fair value of our corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, and/or offers. We did not reclassify any investments between levels in the fair value hierarchy during the three months ended March 31, 2017.
Equity securities primarily consist of shares of Perma-Fix Medical S.A. ("Perma-Fix Medical") a publicly traded company listed on the NewConnect market of the Warsaw Stock Exchange. Fair value of the Perma-Fix Medical investment is based on the closing price observed on March 31, 2017.
The acquisition related contingent consideration is related to our acquisition of MD Office Solutions ("MD Office") on March 5, 2015.  We reassess the fair value of the contingent consideration to be settled in cash related to our acquisition of MD Office on a quarterly basis using the income approach, which is a Level 3 measurement. Significant assumptions used in the measurement include probabilities of achieving EBITDA milestones.
Changes in estimated fair value of contingent consideration liabilities from December 31, 2016 to March 31, 2017 are as follows (in thousands):

MD Office Solutions Contingent Consideration
Balance at December 31, 2016	$84
Contingent consideration payments	—
Change in estimated fair value	(57)
Balance at March 31, 2017	$27

The fair values of the Company's term loans and revolving credit facility approximate carrying value due to the variable rate nature of these instruments.
Securities Available-for-Sale
Securities available-for-sale primarily consist of shares of common stock issued by Perma-Fix Medical, a publicly traded company on the NewConnect market of the Warsaw Stock Exchange. We classify all debt securities as available-for-sale and as current assets, as the sale of such securities may be required prior to maturity to execute management strategies. The Perma-Fix Medical equity securities are classified as an other asset (non-current), as the investment is strategic in nature and our current intent is to hold the investment over a several year period. Securities available-for-sale are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established.
It is not more likely than not that we will be required to sell investments before recovery of their amortized costs. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and included in interest income. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in other expense, net within the unaudited condensed consolidated statements of operations and comprehensive income (loss). The realized gains and losses on these sales were minimal for the three months ended March 31, 2017 and 2016.

The following table sets forth the composition of securities available-for-sale as of March 31, 2017 and December 31, 2016.

	Maturity in Years	Cost	Unrealized		Fair Value
As of March 31, 2017 (in thousands)			Gains	Losses
Corporate debt securities	Less than 1 year	$—	$—	$—	$—
Corporate debt securities	1-3 years	—	—	—	—
Equity securities	-	326	—	(14)	312
		$326	$—	$(14)	$312

	Maturity in Years	Cost	Unrealized		Fair Value
As of December 31, 2016 (in thousands)			Gains	Losses
Corporate debt securities	Less than 1 year	$917	$—	$—	$917
Corporate debt securities	1-3 years	—	—	—	—
Equity securities	-	308	—	(53)	255
		$1,225	$—	$(53)	$1,172

Note 6. Debt
The Company maintains a Credit Agreement (the “Credit Agreement”), maturing on January 1, 2021. The Credit Agreement consists of a term loan (“Term Loan A”), a second term loan (“Term Loan B”), and a revolving credit facility with a maximum commitment of $12.5 million (the “Revolver”). Commitments under Term Loan A and the Revolver are subject to underlying eligible assets of the Company. In the case of the Term Loan A, underlying property, plant and equipment, and in the case of the Revolver, eligible accounts receivable and inventory, all as defined in the Credit Agreement. As of March 31, 2017, we had $6.2 million available under our revolving credit facility. Further, the Credit Agreement requires us to maintain cash collateral at various decreasing levels through January 1, 2018. As of March 31, 2017, we were required to maintain $3.0 million of cash collateral that has been classified within restricted cash in our unaudited condensed consolidated balance sheets.
At the Company’s option, the Credit Facility will bear interest at a floating rate of either (i) the LIBOR Rate, as defined in the Credit Agreement, plus an applicable margin depending on the borrowing type as follows: 2.5% for Term Loan A; 5.0% for Term Loan B; and 2.0% for the Revolver; or (ii) the Base Rate, as defined in the Credit Agreement, plus an applicable margin depending on the borrowing type as follows: 1.5% for Term Loan A; 4.0% for Term Loan B; and 1.0% for the Revolver. As further defined in the Credit Agreement, “Base Rate” means the greatest of (a) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.5%, (b) the LIBOR Rate (which rate will be calculated based upon an interest period of one month and will be determined on a daily basis), plus 1.0%, and (c) the rate of interest announced. In addition to interest on outstanding borrowings under the Credit Facility, the Revolver bears an unused line fee of 0.25%, which is presented as interest expense.
Total outstanding borrowings on the Credit Facility, net of debt issuance costs, as of March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017		December 31, 2016
	Amount	Interest Rate	Amount	Interest Rate
Term A	$16,668	3.33%	$17,382	3.15%
Term B	3,956	5.83%	4,581	5.65%
Revolver	—	2.81%	—	2.69%
Total borrowing	20,624		21,963
Less: net unamortized debt issuance cost	(473)		(535)
Less: current portion	(5,358)		(5,358)
Long-term portion	$14,793		$16,070
Total interest expense associated with the Credit Facility for the three months ended March 31, 2017 and 2016 was $0.3 million and $0.4 million, respectively, which included $0.1 million of debt issuance amortization in both periods.
The Credit Agreement includes certain financial and non-financial covenants. At March 31, 2017, the Company was in compliance with all covenants.

Note 7. Commitments and Contingencies
Capital Leases
We finance certain information technology, medical equipment, and vehicles under capital leases. Obligations related to capital leases are secured by the underlying assets. During the three months ended March 31, 2017, purchased equipment of $1.4 million was financed through capital leases with monthly installments payable over a five-year term.
The carrying value of capital lease obligations as of March 31, 2017 and December 31, 2016 was as follows:

(in thousands)	March 31, 2017	December 31, 2016
Other current liabilities	$866	$640
Other liabilities	1,497	479
Total	$2,363	$1,119
Self-Insured Health Insurance Benefits
Effective January 1, 2017, the Company provided health care benefits to its employees through a self-insured plan with "stop loss" coverage. The Company records its estimate of the ultimate cost of, and reserves for, health care benefits based on computations using the company’s loss history as well as industry statistics. Furthermore, in determining its reserves, the Company includes reserves for estimated claims incurred but not reported. The ultimate cost of health care benefits will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims.
Other Matters
In addition to commitments and obligations in the ordinary course of business, we have been, and will likely continue to be, subject to litigation or administrative proceedings incidental to our business, such as claims related to customer disputes, employment practices, wage and hour disputes, product liability, professional liability, commercial disputes, licensure restrictions or denials, and warranty or patent infringement. Responding to litigation or administrative proceedings, regardless of whether they have merit, can be expensive and disruptive to normal business operations. We are not able to predict the timing or outcome of these matters.

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
During the three months ended March 31, 2017, the Company recorded a $1.1 million valuation allowance due to uncertainties related to our ability to utilize some of our net operating losses before they expire. This adjustment reflected a decrease in forecasted income in combination with the impact of changes in the Company's temporary items on taxable income. We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We have used a discrete effective tax rate method to calculate income tax expense for the three months ended March 31, 2017. We determined that since even a small level of volatility in projections would result in significant changes in the estimated annual effective tax rate that the historical ("annualized") method would not provide a reliable estimate for the three months ended March 31, 2017.
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
As of March 31, 2017, we had unrecognized tax benefits of approximately $4.1 million related to uncertain tax positions. Included in the unrecognized tax benefits were $3.4 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.
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
Note 9. Segments
Our reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the gross profit and operating income (loss) by each segment. The Company does not identify or allocate its assets by operating segments. Our operating costs included in our shared service functions, which primarily consist of senior executive officers, finance, human resources, legal, and information technology, are allocated to our segments. During the first quarter of 2017, as part of our continual evaluation of our segment reporting, as well as our experience of use of shared costs in relationship to our acquisition of DMS Health on January 1, 2016, we modified the methodology in allocating shared costs to our segments. Results for the prior year have been recast to be comparable to the current year presentation.

	Three Months Ended March 31,
(in thousands)	2017	2016
Revenue by segment:
Diagnostic Services	$12,202	$12,012
Diagnostic Imaging	2,782	3,582
Mobile Healthcare	10,672	11,993
Medical Device Sales and Service	3,424	3,570
Condensed consolidated revenue	$29,080	$31,157
Gross profit by segment:
Diagnostic Services	$2,836	$2,548
Diagnostic Imaging	1,127	1,715
Mobile Healthcare	1,583	2,951
Medical Device Sales and Service	1,561	1,851
Condensed consolidated gross profit	$7,107	$9,065
Income (loss) from operations by segment:
Diagnostic Services	$336	$(19)
Diagnostic Imaging	(202)	381
Mobile Healthcare	(814)	422
Medical Device Sales and Service	(295)	113
Segment income (loss) from operations	(975)	897
Unallocated items (1)	—	(1,450)
Condensed consolidated loss from operations	(975)	(553)
Other income, net	—	71
Interest expense, net	(315)	(370)
Condensed consolidated loss before income taxes	$(1,290)	$(852)
(1) Includes transaction and integration costs associated with the DMS Health acquisition.

Note 10. Subsequent Events
On April 28, 2017, the Company announced a cash dividend of $0.05 per share payable on May 30, 2017 to shareholders of record on May 15, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations (“MD&A”), contains forward-looking statements that involve risks and uncertainties. Please see “Important Information Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes thereto for the fiscal year ended December 31, 2016, which were included in our Form 10-K, filed with the SEC on February 28, 2017.
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
1.Focused organic growth from our core businesses;
2.Introducing new service offerings through our existing businesses or through acquisition; and
3.Acquiring similar or complementary healthcare service companies.
Business Segments
We operate the Company in four reportable segments:
1.Diagnostic Services
2.Mobile Healthcare
3.Diagnostic Imaging
4.Medical Device Sales and Service
Diagnostic Services. Through Diagnostic Services, we offer a convenient and economically efficient imaging and monitoring services program as an alternative to purchasing equipment or outsourcing the procedures to another physician or imaging center. For physicians who wish to perform nuclear imaging, echocardiography, vascular or general ultrasound tests, we provide imaging systems, qualified personnel, radiopharmaceuticals, licensing services, and the logistics required to perform imaging in their own offices, and thereby the ability to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for those services, which are primarily cardiac in nature. We provide imaging services primarily to cardiologists, internal medicine physicians, and family practice doctors who typically enter annual contracts for a set number of days ranging from once per month to five times per week.
Diagnostic Services also offers remote cardiac event monitoring services through our Telerhythmics business. These services include provision of a monitor, remote monitoring by registered nurses, and 24 hours a day, 7 days a week monitoring support for our patients and physician customers. We offer modalities of mobile cardiac telemetry ("MCT"), mobile cardiac event monitoring (both in wireless and analog versions), holter monitoring, and pacemaker analysis. These services offer flexibility and convenience to our customers who do not have to incur the costs of staffing, equipment, and logistics to monitor patients as part of their standard of care. Our cardiac event monitoring services are provided primarily through an independent diagnostic testing facility model that allows us to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for our services, and is the only business at Digirad that bills Medicare, Medicaid, and private insurers.
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
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions, and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except as discussed below, we believe there were no other significant changes in those critical accounting policies and estimates during the three months ended March 31, 2017.

Insurance
On January 1, 2017, we converted our employee health insurance plan from a fixed cost policy to a self-insured plan. The Company self-insures from the first dollar of loss up to specified retention levels. Eligible losses in excess of self-insurance retention levels and up to stated limits of liability are covered by a combination of a captive and third party insurance programs.
For our policies under which we are responsible for losses, we record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, claim experience, and is closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and additional expenses may be recorded. Actual claims experience could also be more favorable than estimated resulting in expense reductions. Unanticipated changes may produce materially different amounts of expense than that reported under these programs.

Results of Operations
The following tables summarizes our results for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	Percent of 2017 Revenues	2016	Percent of 2016 Revenues	Change from Prior Year
(in thousands)					Dollars	Percent
Total revenues	$29,080	100.0%	$31,157	100.0%	$(2,077)	(6.7)%
Total cost of revenues	21,973	75.6%	22,092	70.9%	(119)	(0.5)%
Gross profit	7,107	24.4%	9,065	29.1%	(1,958)	(21.6)%
Total operating expenses	8,082	27.8%	9,618	30.9%	(1,536)	(16.0)%
Loss from operations	(975)	(3.4)%	(553)	(1.8)%	(422)	76.3%
Total other expense	(315)	(1.1)%	(299)	(1.0)%	(16)	5.4%
Loss before income taxes	(1,290)	(4.4)%	(852)	(2.7)%	(438)	51.4%
Income tax (expense) benefit	(786)	(2.7)%	12,461	40.0%	(13,247)	(106.3)%
Net (loss) income	$(2,076)	(7.1)%	$11,609	37.3%	$(13,685)	(117.9)%

In the context of results of operations discussions, the reportable segments Diagnostic Services and Mobile Healthcare are considered "Services," and Diagnostic Imaging and Medical Device Sales and Service are considered "Product and Product-Related."
Comparison of the Three Months Ended March 31, 2017 and 2016
Revenues
Services Revenue
Services revenue by segment is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016	Change	% Change
Diagnostic Services	$12,202	$12,012	$190	1.6%
Mobile Healthcare	10,672	11,993	(1,321)	(11.0)%
Total Services Revenue	$22,874	$24,005	$(1,131)	(4.7)%
Diagnostic Services revenue increased $0.2 million, or 1.6%, compared to the prior year quarter due to higher volume of imaging days ran from both new and existing customers, partially offset by a decrease in revenue from our Telerhythmics business due to lower enrollments compared to the prior year quarter.
Mobile Healthcare revenue decreased $1.3 million or 11.0%, primarily due to lower utilization of provisional services. The utilization of provisional assets can vary in each period based on the number of imaging unit installations in the period, volume at institutions, and sales execution. The decrease year over year is primarily due to sales execution. We believe changes made during the quarter in leadership, operations and sales approach will have a positive impact on provisional revenue over the next few quarters.
Product and Product-Related Revenue
Product and product-related revenue by segment is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016	Change	% Change
Diagnostic Imaging	$2,782	$3,582	$(800)	(22.3)%
Medical Device Sales and Service	3,424	3,570	(146)	(4.1)%
Total Product and Product-Related Revenue	$6,206	$7,152	$(946)	(13.2)%
Diagnostic Imaging revenue decreased $0.8 million, or 22.3%, compared to the prior year quarter primarily due to a decrease in the number of cameras sold and lower revenue associated with camera maintenance contracts. Of our maintenance contract revenue, the majority of the change year over year was impacted by time and material service contract revenue which is paid as service events occur and varies based on the needs of our customers.

Medical Device Sales and Service revenue decreased $0.1 million, or 4.1%, compared to the prior year quarter, primarily due to lower revenue on maintenance contracts, partially offset by higher revenue from time and material services. During the first quarter of 2016, we had a larger customer transition their service contracts to other providers, which is the primary cause for the decrease in service revenue year over year.
Gross Profit
Services Gross Profit
Services gross profit and gross margin is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016	% Change
Services gross profit	$4,419	$5,499	(19.6)%
Services gross margin	19.3%	22.9%
Diagnostic Services gross profit increased $0.3 million or 11.3%, to $2.8 million in the current year quarter compared to $2.5 million in the prior year quarter, and the gross margin percentage was 23.2% in the current year quarter compared to 21.2% in the prior year quarter. The increase in gross margin percentage compared to the prior year quarter was mainly due to lower employee related costs, including health insurance and variable compensation, and lower radiopharmaceutical costs due to more favorable pricing under a new supplier contract entered into at the beginning of the year.
Mobile Healthcare gross profit decreased $1.4 million or 46.4%, to $1.6 million in the current year quarter compared to $3.0 million in the prior year quarter, and gross margin percentage was 14.8% in the current year quarter compared to 24.6% in the prior year quarter. The decrease in gross margin percentage compared to the prior year quarter was primarily due to lower utilization of our provisional fleet of assets compared to the prior year quarter, mainly in CT and PET/CT modalities, partially offset by lower health insurance and related employee costs.
Product and Product-Related Gross Profit
Product and product-related gross profit and margin is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016	% Change
Product and product-related gross profit	$2,688	$3,566	(24.6)%
Product and product-related gross margin	43.3%	49.9%
Diagnostic Imaging gross profit decreased $0.6 million or 34.3%, to $1.1 million in the current year quarter compared to $1.7 million in the prior year quarter, and the gross margin percentage was 40.5% in the current year quarter compared to 47.9% in the prior year quarter. The decrease in gross margin percentage compared to the prior year quarter was primarily due to the decrease in volume of camera sales during the period.
Medical Device and Sales and Services gross profit decreased $0.3 million or 15.7%, to $1.6 million in the current year quarter compared to $1.9 million in the prior year quarter, and the gross margin percentage was 45.6% in the current quarter compared to 51.8% in the prior year quarter. The decrease in gross margin compared to the prior year quarter was primarily due to lower revenue and higher service part costs under warranty contracts.
Operating Expenses
Operating expenses are summarized as follows:

	Three Months Ended March 31,				Percent of Revenues
	2017	2016	Change		2017	2016
(in thousands)			Dollars	Percent
Marketing and sales	$2,400	$2,625	$(225)	(8.6)%	8.3%	8.4%
General and administrative	5,104	6,414	(1,310)	(20.4)%	17.6%	20.6%
Amortization of intangible assets	578	579	(1)	(0.2)%	2.0%	1.9%
Total operating expenses	$8,082	$9,618	$(1,536)	(16.0)%	27.8%	30.9%
Marketing and sales expenses decreased $0.2 million, or 8.6%, compared to the prior year quarter, primarily due to lower variable compensation and commissions, as a result of lower sales, as well as lower professional marketing costs.

General and administrative expenses decreased $1.3 million, or 20.4%, compared to the prior year quarter. The decrease was primarily due to $1.4 million of legal and professional fees incurred in the prior year quarter related to the acquisition and integration of DMS Health. The integration of DMS Health was completed in the fourth quarter of 2016 and no further integration-related costs associated with these efforts are anticipated.
Total Other Expense
Total other expense is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Other expense, net	$—	$71
Interest expense, net	(315)	(370)
Total other expense	$(315)	$(299)

Interest expense, net, for the three months ended March 31, 2017 and 2016 is predominantly comprised of cash interest costs and related amortization of deferred issuance costs on our Credit Agreement entered into on January 1, 2016. Interest expense, net decreased $0.1 million compared to the prior year quarter primarily due to lower outstanding borrowings under our Credit Agreement, partially offset by a higher weighted average interest rate. As of March 31, 2017, our weighted average interest rate was 3.8% compared to 3.4% in the prior year quarter.
Income Tax Benefit (Expense)
Income tax expense was $0.8 million for the three months ended March 31, 2017, compared to a benefit of $12.5 million for the three months ended March 31, 2016. The change in income tax expense was primarily due to a release in the prior year quarter of valuation allowance as a result of the DMS Health acquisition on January 1, 2016, which was recorded as a discrete income tax benefit during the period. The income tax expense for the three months ended March 31, 2017 was impacted primarily due to an adjustment in our net operating loss deferred tax reserves associated with our projected income, partially offset with income tax benefit associated with our operating loss.
See Note 8 to the unaudited condensed consolidated financial statements for further information related to the Company's income taxes.

Liquidity and Capital Resources
We generated $1.9 million of positive cash flow from operations during the three months ended March 31, 2017, and expect to continue to generate positive cash flow from operations on an annual basis in the future. Cash flows from operations primarily represent inflows from net income (adjusted for depreciation, amortization, and other non-cash items), as well as the net effect of changes in working capital. Cash flows from investing activities primarily represent our investment in capital equipment required to maintain and grow our business, as well as acquisitions. Cash flows from financing activities primarily represent net proceeds from borrowings under our Credit Agreement and receipt of cash related to the exercise of stock options, offset by outflows related to dividend payments and repayments of long-term borrowings.
Our principal sources of liquidity are our existing cash and cash equivalents, short-term investments, cash generated from operations, and availability on our revolving line of credit from our Credit Agreement. As of March 31, 2017, we had $1.9 million of cash and cash equivalents, as well as $6.2 million available under our revolving line of credit. Though we had $1.9 million of cash as of March 31, 2017, we expect in future periods to utilize most of our available cash to reduce our outstanding balances under our Credit Agreement in order to minimize interest expense. If we have excess cash balances beyond any outstanding balances on our line of credit, we may generally invest these cash reserves in short-term money market funds, U.S. treasury, and corporate debt securities. We also have available a shelf registration statement that provides us with increased capital flexibility to pursue corporate objectives by allowing us to offer and sell up to $20.0 million of securities.
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
Sources and Uses of Cash
The following table shows cash flow information for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net cash provided by operating activities	$1,924	$736
Net cash provided by (used in) investing activities	$415	$(26,392)
Net cash (used in) provided by financing activities	$(2,629)	$16,990
Operating Activities
Net cash provided by operating activities was $1.9 million for the three months ended March 31, 2017 compared to $0.7 million in the prior year period. The increase in cash compared to the prior year period was primarily due to favorable working capital changes primarily due to decreases in accounts receivable and other assets and increases in accounts payable and accrued compensation, partially offset by lower net income adjusted for non-cash items.
Investing Activities
Net cash provided by investing activities was $0.4 million for the three months ended March 31, 2017 compared to net cash used by investing activities of $26.4 million in the prior year period. The increase in cash provided by operating activities was primarily attributable to the outlay of $26.1 million of cash to acquire DMS Health in the prior year period, as well as a decrease of $0.5 million in purchases of capital equipment compared to the prior year period.
Financing Activities
Net cash used in financing activities was $2.6 million for the three months ended March 31, 2017 compared to net cash provided by financing activities of $17.0 million in the prior year period. The increase in cash used by financing activities was primarily attributable to $2.8 million of repayments of long-term outstanding debt and short-term borrowings under our revolving line of credit acquired in the DMS Health acquisition. Net cash provided by financing activities in the prior year period was primarily attributable to proceeds received under our Credit Facility, net of issuance costs, of $32.8 million received to finance the acquisition of DMS Health, partially offset by $11.0 million of repayments of long-term borrowings (including approximately $9.4 million for the repayment of outstanding debt acquired in the DMS Health acquisition) and a $3.5 million increase of restricted cash associated with the maintenance of cash collateral requirements under the Credit Facility.
In future periods, we expect our financing activities to primarily consist of payments of long-term borrowings and dividend payments.

Capital Resources
Credit Facility
On January 1, 2016, in connection with the acquisition of DMS Health, the Company entered into a Credit Agreement by and among the Company, and the subsidiaries of the Company, and the lenders party thereto, with Wells Fargo Bank as administrative agent. The Credit Agreement is a five-year credit facility, maturing on January 1, 2021, with a maximum credit amount of $40.0 million. The Credit Agreement provides for a term loan of $20.0 million (Term Loan A), a second term loan of $7.5 million (Term Loan B), and a revolving credit facility with a maximum commitment of $12.5 million (the Revolver). Commitments under Term Loan A and the Revolver are subject to underlying eligible assets of the Company. In the case of the Term Loan A, underlying property, plant and equipment, and in the case of the Revolver, eligible accounts receivable and inventory, all as defined in the Credit Agreement.
At our option, the Credit Facility will bear interest at a floating rate of either (i) the LIBOR Rate, as defined in the Credit Agreement, plus an applicable margin depending on the borrowing type as follows: 2.5% for Term Loan A; 5.0% for Term Loan B; and 2.0% for the Revolver; or (ii) the Base Rate, as defined in the Credit Agreement, plus an applicable margin depending on the borrowing type as follows: 1.5% for Term Loan A; 4.0% for Term Loan B; and 1.0% for the Revolver. As of March 31, 2017, we had $20.6 million of outstanding borrowings under the Credit Agreement at a weighted average interest rate of 3.8%.
We are permitted to make voluntary prepayments on amounts borrowed under the Credit Agreement at any time, in whole or in part, without penalty, including the full repayment of amounts owed under the Credit Agreement at any time subsequent to January 1, 2017. Furthermore, we will be required to prepay amounts borrowed under the Credit Agreement in the event that we receive cash flows in excess of specified percentages upon the occurrence of certain events, such as the sale or disposition of assets or other property, legal judgments or settlements, the sale of equity, and other payments received not in the ordinary course of business.
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
We were in compliance with all covenants as of March 31, 2017.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements.
Contractual Obligations
There have been no material changes outside of the ordinary course of business in our outstanding contractual obligations from those disclosed within "Management's Discussion and Analysis of Financial Condition and Results of Operations," as contained in our Annual Report on Form 10-K filed with the SEC on February 28, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our Form 10-K for the year ended December 31, 2016.

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
As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.
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

Changes in Internal Control over Financial Reporting
On January 1, 2016, we acquired Project Rendezvous Holding Corporation, the holding company of DMS Health Technologies ("DMS Health"), which we integrated into our internal control structure during the three months ended March 31, 2017. We consider the integration of DMS Health to represent a material change in our internal control over financial reporting. With the exception of this change, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 7 to the unaudited condensed consolidated financial statements for a summary of legal proceedings.

ITEM 1A.	RISK FACTORS
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we filed with the SEC on February 28, 2017. The risks and uncertainties described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1*	Amended and Restated Bylaws of Digirad Corporation dated May 4, 2007 and Amendment No. 1 to the Amended and Restated Bylaws of Digirad Corporation dated April 5, 2017.
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
_________________

*	Filed herewith.

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

DIGIRAD CORPORATION

Date:	May 1, 2017	By:	/s/ MATTHEW G. MOLCHAN
Matthew G. Molchan President and Chief Executive Officer (Principal Executive Officer)

Date:	May 1, 2017	By:	/s/ JEFFRY R. KEYES
Jeffry R. Keyes Chief Financial Officer (Principal Financial and Accounting Officer)