Form 10-Q
period 2017-06-30
DIGIRAD CORP
filed 2017-08-04
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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
As of August 1, 2017 the registrant had 19,977,984 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION
TABLE OF CONTENTS

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS	3
PART I. FINANCIAL INFORMATION	4
Item 1. Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	26
PART II. OTHER INFORMATION	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	29
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
DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenues:
Services	$23,539	$24,666	$46,413	$48,671
Product and product-related	6,247	7,424	12,453	14,576
Total revenues	29,786	32,090	58,866	63,247

Cost of revenues:
Services	18,950	19,179	37,405	37,685
Product and product-related	3,803	3,146	7,321	6,732
Total cost of revenues	22,753	22,325	44,726	44,417

Gross profit	7,033	9,765	14,140	18,830

Operating expenses:
Marketing and sales	2,269	2,837	4,669	5,462
General and administrative	5,937	4,878	11,041	11,292
Amortization of intangible assets	578	578	1,156	1,157
Total operating expenses	8,784	8,293	16,866	17,911

(Loss) income from operations	(1,751)	1,472	(2,726)	919

Other expense:
Other (expense) income, net	—	(58)	—	14
Interest expense, net	(303)	(379)	(618)	(750)
Loss on extinguishment of debt	(709)	—	(709)	—
Total other expense	(1,012)	(437)	(1,327)	(736)

(Loss) income before income taxes	(2,763)	1,035	(4,053)	183
Income tax (expense) benefit	(9)	(37)	(795)	12,424
Net (loss) income	$(2,772)	$998	$(4,848)	$12,607

Net (loss) income per share:
Basic	$(0.14)	$0.05	$(0.24)	$0.65
Diluted	$(0.14)	$0.05	$(0.24)	$0.63

Dividends declared per common share	$0.05	$0.05	$0.10	$0.10

Net (loss) income	$(2,772)	$998	$(4,848)	$12,607
Other comprehensive loss:
Unrealized loss on marketable securities	(69)	(23)	(31)	(23)
Total other comprehensive loss	(69)	(23)	(31)	(23)
Comprehensive (loss) income	$(2,841)	$975	$(4,879)	$12,584
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,782	$2,203
Securities available-for-sale	187	917
Accounts receivable, net	13,643	14,503
Inventories, net	5,908	5,987
Restricted cash	358	1,376
Other current assets	1,880	2,093
Total current assets	23,758	27,079
Property and equipment, net	29,839	31,407
Intangible assets, net	10,472	11,628
Goodwill	6,237	6,237
Deferred tax assets	26,878	27,019
Restricted cash	100	2,100
Other assets	1,010	793
Total assets	$98,294	$106,263

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,661	$6,514
Accrued compensation	4,940	3,962
Accrued warranty	174	196
Deferred revenue	2,807	3,123
Current portion of long-term debt	—	5,358
Other current liabilities	4,493	3,520
Total current liabilities	18,075	22,673
Long-term debt, net of current portion	17,478	16,070
Other liabilities	2,230	1,039
Total liabilities	37,783	39,782

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 19,977,984 and 19,892,557 shares issued and outstanding (net of treasury shares) at June 30, 2017 and December 31, 2016, respectively	2	2
Treasury stock, at cost; 2,588,484 shares at June 30, 2017 and December 31, 2016	(5,728)	(5,728)
Additional paid-in capital	150,070	151,696
Accumulated other comprehensive loss	(83)	(52)
Accumulated deficit	(83,750)	(79,437)
Total stockholders’ equity	60,511	66,481
Total liabilities and stockholders’ equity	$98,294	$106,263
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016
Operating activities
Net (loss) income	$(4,848)	$12,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,011	3,691
Amortization of intangible assets	1,156	1,157
Provision for bad debt, net of recoveries	24	423
Stock-based compensation	559	480
Amortization of loan fees	153	188
Loss on extinguishment of debt	709	—
Gain on sale of assets	(70)	(33)
Deferred income taxes	676	(11,806)
Other, net	(159)	22
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	827	(529)
Inventories	157	(1,061)
Other assets	(84)	(77)
Accounts payable	(860)	(669)
Accrued compensation	978	(187)
Deferred revenue	(301)	124
Other liabilities	566	(531)
Net cash provided by operating activities	3,494	3,799

Investing activities
Purchases of property and equipment	(782)	(2,959)
Proceeds from sale of property and equipment	167	156
Purchases of securities available-for-sale	(17)	—
Maturities of securities available-for-sale	917	956
Cash paid for acquisitions, net of cash acquired	—	(25,482)
Net cash provided by (used in) investing activities	285	(27,329)

Financing activities
Proceeds from long-term borrowings	29,353	33,257
Repayment of long-term debt	(33,838)	(17,731)
Change in restricted cash	3,018	(1,792)
Loan issuance and extinguishment costs	(110)	(504)
Dividends paid	(1,993)	(1,948)
Issuances of common stock	—	176
Taxes paid related to net share settlement of equity awards	(192)	(97)
Cash paid for contingent consideration for acquisitions	(27)	(27)
Repayment of obligations under capital leases	(411)	(388)
Net cash (used in) provided by financing activities	(4,200)	10,946
Net decrease in cash and cash equivalents	(421)	(12,584)
Cash and cash equivalents at beginning of period	2,203	15,868
Cash and cash equivalents at end of period	$1,782	$3,284

Non-Cash Investing Activities
Assets acquired by entering into capital leases	$1,844	$269
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
Recently Issued Accounting Standards
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The amendment should be applied on a prospective basis.  The pronouncement is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We are currently evaluating the impact that implementation of this guidance will have on our financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The pronouncement is effective for fiscal years beginning after December 15, 2017, and for interim periods within those periods, using a retrospective transition method to each period presented. We do not expect the impact on our consolidated financial statements to be material.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The pronouncement provides clarification guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. The issues include, but are not limited to, debt prepayment or extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and cash receipts from payments on beneficial interests in securitization transactions. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact, if any, of adopting this guidance on our financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amended the existing accounting standards for the accounting for leases. The amendments are based on the principle that assets and liabilities arising from leases should be recognized within the financial statements. The Company is required to adopt the amendments beginning in 2019. Early adoption is permitted. The amendments must be applied using a modified retrospective transition approach and the FASB decided not to permit a full retrospective transition approach. We currently expect that most of our operating lease commitments will be subject to the update and recognized as operating lease liabilities and right-of-use assets upon adoption. However, we are currently evaluating the effect that implementation of this update will have upon adoption on our consolidated financial position and results of operations.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amended the existing accounting standards for the accounting for financial instruments. The amendments require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income. The new standard is effective prospectively for fiscal years beginning after December 15, 2017. We are currently evaluating the impact, if any, of adopting this guidance on our financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue Recognition - Revenue from Contracts with Customers (Topic 606) that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers which supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The guidance allows for either full retrospective or modified retrospective adoption and is currently scheduled to become effective for us in the first quarter of 2018. We are currently evaluating the anticipated impact of the adoption of this guidance on our financial statements.
Note 2. Basic and Diluted Net Income (Loss) Per Share
For the three and six months ended June 30, 2017 and 2016, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and vested restricted stock units outstanding during the period. Diluted net income per common share is calculated to give effect to all dilutive securities, if applicable, using the treasury stock method. In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.
The following table sets forth the reconciliation of shares used to compute basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in thousands)	2017	2016	2017	2016
Weighted average shares outstanding - basic	19,979	19,529	19,957	19,489
Dilutive potential common stock outstanding:
Stock options	—	421	—	425
Restricted stock units	—	88	—	77
Weighted average shares outstanding - diluted	19,979	20,038	19,957	19,991
The following weighted average outstanding common stock equivalents were not included in the calculation of diluted net income per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in thousands)	2017	2016	2017	2016
Stock options	287	15	301	15
Restricted stock units	84	—	74	—
Total	371	15	375	15

Note 3. Inventories
The components of inventories are as follows:

(in thousands)	June 30, 2017	December 31, 2016
Inventories:
Raw materials	$2,463	$2,494
Work-in-process	2,062	1,483
Finished goods	1,806	2,426
Total inventories	6,331	6,403
Less reserve for excess and obsolete inventories	(423)	(416)
Total inventories, net	$5,908	$5,987
Note 4. Property and Equipment
Property and equipment consists of the following:

(in thousands)	June 30, 2017	December 31, 2016
Property and equipment:
Land	$1,170	$1,170
Buildings and leasehold improvements	2,946	2,946
Machinery and equipment	52,943	50,689
Computer hardware and software	4,533	4,486
Total property and equipment	61,592	59,291
Less accumulated depreciation	(31,753)	(27,884)
Total property and equipment, net	$29,839	$31,407

Note 5. Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis.
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at June 30, 2017 and December 31, 2016.

	Fair Value as of June 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$—	$—	$—
Equity securities	187	231	—	418
Total	$187	$231	$—	$418

Liabilities:
Acquisition related contingent consideration	$—	$—	$—	$—

	Fair Value as of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$917	$—	$917
Equity securities	—	255	—	255
Total	$—	$1,172	$—	$1,172

Liabilities:
Acquisition related contingent consideration	$—	$—	$84	$84

The fair value of our corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, and/or offers. We did not reclassify any investments between levels in the fair value hierarchy during the six months ended June 30, 2017.
The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on June 30, 2017.
The acquisition related contingent consideration is related to our acquisition of MD Office Solutions ("MD Office") on March 5, 2015.  We reassess the fair value of the contingent consideration to be settled in cash related to our acquisition of MD Office using the income approach, which is a Level 3 measurement. Significant assumptions used in the measurement include probabilities of achieving EBITDA milestones.
Changes in estimated fair value of contingent consideration liabilities from December 31, 2016 to June 30, 2017 are as follows (in thousands):

MD Office Solutions Contingent Consideration
Balance at December 31, 2016	$84
Contingent consideration payments	(27)
Change in estimated fair value	(57)
Balance at June 30, 2017	$—

The fair value of the Company's revolving credit facility approximates carrying value due to the variable rate nature of our borrowings.
Securities Available-for-Sale
As of June 30, 2017, securities available-for-sale consist of investments in equity securities that are publicly traded. These investments include shares held in Birner Dental Management Services, a publicly traded company whose board of directors include a current Director of the Company. We classify all debt securities and a portion of equity securities as available-for-sale and as current assets, as the sale of such securities may be required prior to maturity to execute management strategies. One of our equity securities, Perma-Fix Medical S.A. ("Perma-Fix Medical"), is classified as an other asset (non-current), as the investment is strategic in nature and our current intent is to hold the investment over a several year period. Securities available-for-sale are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for the three and six months ended June 30, 2017 and 2016.
It is not more likely than not that we will be required to sell investments before recovery of their amortized costs. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and included in interest income. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in other expense, net within the unaudited condensed consolidated statements of operations and comprehensive income (loss). The realized gains and losses on these sales were minimal for the three and six months ended June 30, 2017 and 2016.

The following table sets forth the composition of securities available-for-sale as of June 30, 2017 and December 31, 2016.

	Maturity in Years	Cost	Unrealized		Fair Value
As of June 30, 2017 (in thousands)			Gains	Losses
Corporate debt securities	Less than 1 year	$—	$—	$—	$—
Corporate debt securities	1-3 years	—	—	—	—
Equity securities	-	501	—	(83)	418
		$501	$—	$(83)	$418

	Maturity in Years	Cost	Unrealized		Fair Value
As of December 31, 2016 (in thousands)			Gains	Losses
Corporate debt securities	Less than 1 year	$917	$—	$—	$917
Corporate debt securities	1-3 years	—	—	—	—
Equity securities	-	308	—	(53)	255
		$1,225	$—	$(53)	$1,172
Note 6. Debt
A summary of long-term debt is as follows:

	June 30, 2017		December 31, 2016
(in thousands)	Amount	Interest Rate	Amount	Interest Rate
Revolving Credit Facility	$17,478	3.60%	$—
Term Loan A (terminated June 21, 2017)	—		17,382	3.15%
Term Loan B (terminated June 21, 2017)	—		4,581	5.65%
Revolving Credit Facility (terminated June 21, 2017)	—		—	2.69%
Total borrowings	17,478		21,963
Less: net unamortized debt issuance cost	—		(535)
Less: current portion	—		(5,358)
Long-term portion	$17,478		$16,070
On June 21, 2017, the Company entered into a Revolving Credit Agreement (the “Comerica Credit Agreement”) with Comerica Bank, a Texas banking association (“Comerica”). The Comerica Credit Agreement provides for a five-year revolving credit facility with a maximum credit amount of $25.0 million maturing in June 2022. The Company’s subsidiaries are guarantors under the Comerica Credit Facility. Under the Comerica Credit Facility, the Company can request the issuance of letters of credit in an aggregate amount not to exceed $1.0 million at any one time.
The Company used $22.1 million of the financing made available under the Comerica Credit Facility to repay and terminate, effective June 21, 2017, that certain Credit Agreement, dated January 1, 2016, by and among the Company, the subsidiaries of the Company, the lenders party thereto and Wells Fargo Bank as administrative agent (the "Wells Fargo Agreement"). The Wells Fargo Credit Agreement provided for a five-year credit facility with a maximum credit amount of $40.0 million. The Company recognized a $0.7 million loss on extinguishment due to the write off of unamortized deferred financing costs associated with the former credit facility under the Wells Fargo Credit Agreement.
The Company incurred and capitalized $0.2 million of costs in connection with the Comerica Credit Facility, which are being amortized on a straight-line basis to interest expense over the five-year term of the new revolving credit facility.
At the Company’s option, the Comerica Credit Facility will bear interest at either (i) the LIBOR Rate, as defined in the Comerica Credit Agreement, plus a margin of 2.35%; or (ii) the PRR-based Rate, plus a margin of 0.5%. As further defined in the Comerica Credit Agreement, the "PRR-based Rate" means the greatest of (a) the Prime Rate in effect on such day (as defined in the Comerica Credit Agreement) plus 0.5%, or (b) the daily adjusting LIBOR Rate plus 2.50%. In addition to interest on outstanding borrowings under the Comerica Credit Facility, the revolving credit note bears an unused line fee of 0.25%, which is presented as interest expense. The borrowing availability under the Comerica Credit Agreement at June 30, 2017 was $7.5 million.
The Comerica Credit Agreement contains certain representations, warranties, events of default, as well as certain affirmative and negative covenants customary for credit agreements of this type. These covenants include restrictions on borrowings, investments and divestitures, as well as limitations on the Company’s ability to make certain restricted payments. These restrictions do not prevent or prohibit the payment of dividends by the Company consistent with past practice. The Comerica Credit Agreement requires us to comply with certain financial covenants, including fixed charge coverage and funded debt to Adjusted EBITDA ratios. The fixed charge coverage ratio is calculated based on the ratio of Adjusted EBITDA less capital expenditures and fixed charges (as defined in the Comerica Credit Agreement) measured on a quarterly basis as of the most recent fiscal quarter end. Per the Comerica Credit Agreement, we must maintain a fixed charge ratio of at least 1:25 for each trailing twelve month period as of the end of each fiscal quarter. The funded debt to Adjusted EBITDA ratio (as defined in the Comerica Credit Agreement) must be at least 2:25 measured at each fiscal quarter.
Upon the occurrence and during the continuation of an event of default under the Comerica Credit Agreement, Comerica may, among other things, declare the loans and all other obligations under the Comerica Credit Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Comerica Credit Agreement bear interest. Pursuant to a separate Security Agreement dated June 21, 2017, between the Company, its subsidiaries and Comerica Bank, the Comerica Credit Facility is secured by a first-priority security interest in substantially all of the assets (excluding real estate) of the Company and its subsidiaries and a pledge of all shares and membership interests of the Company’s subsidiaries.
At June 30, 2017, the Company was in compliance with all covenants.

Note 7. Commitments and Contingencies
Capital Leases
We finance certain information technology, medical equipment, and vehicles under capital leases. Obligations related to capital leases are secured by the underlying assets. During the six months ended June 30, 2017, purchased equipment of $1.8 million was financed through capital leases with monthly installments with terms varying from three to five years.
The carrying value of capital lease obligations as of June 30, 2017 and December 31, 2016 was as follows:

(in thousands)	June 30, 2017	December 31, 2016
Other current liabilities	$866	$640
Other liabilities	1,664	479
Total	$2,530	$1,119
Self-Insured Health Insurance Benefits
Effective January 1, 2017, the Company provided health care benefits to its employees through a self-insured plan with "stop loss" coverage. The Company records a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date.  Our estimated reserve is based on historical experience and trends related to both health insurance claims and payments.  The ultimate cost of health care benefits will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims.
Litigation Matters
In May 2016, Shaun Smith ("Smith"), a former employee of Digirad Imaging Solutions and MD Office Solutions, filed a lawsuit against Digirad Corporation, Digirad Imaging Solutions, Inc., and certain current and former officers of these companies, on behalf of himself and class members (collectively, the "Class Members") in Alameda County Superior Court. In October 2016, Smith filed a First Amended Complaint adding MD Office Solutions as a named defendant. Digirad Corporation, Digirad Imaging Solutions, Inc., and certain current and former officers of these companies and MD Office Solutions are collectively referred to as the "Defendants." In March 2017, Smith filed a Second Amended Complaint adding David Dolan ("Dolan") and Robert Erskine ("Erskine") as named plaintiffs. Smith, Dolan and Erskine are collectively referred to as the "Plaintiffs."
The claim alleges that Defendants violated California laws by: failing to provide Class Members with off-duty meal and rest breaks, failing to furnish accurate wage statements, failing to timely pay all earned wages, and failing to pay all wages due upon a Class Member’s separation from Digirad Imaging Solutions, Inc. and MD Office Solutions, among other claims. In addition, Mr. Smith asserted individual claims for racial discrimination, retaliation and wrongful termination.
During the quarter ended June 30, 2017, the parties to this action participated in a voluntary mediation and have reached a tentative settlement of the case and all claims. Contingent to preliminary court approval, acceptance by Class Members, and final court approval, the parties to this action agreed to settle the case for a total amount of approximately $1.3 million, which is accrued in the unaudited condensed consolidated statement of operations. If for any reason the tentative settlement is not approved by the court or accepted by Class Members, the tentative settlement could be set aside and the case may continue to be litigated.

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
During the six months ended June 30, 2017, the Company recorded a $2.1 million valuation allowance due to uncertainties related to our ability to utilize some of our net operating losses before they expire. This adjustment reflected a decrease in forecasted income in combination with the impact of changes in the Company's temporary items on taxable income. We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the six months ended June 30, 2017, we have estimated the annual effective tax rate using year-to-date income before taxes pursuant to ASC 740, Income Taxes, paragraphs 740-270-30-30 through 740-270-30-34, which applies when the year to date loss exceeds the full year expected loss.
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
As of June 30, 2017, we had unrecognized tax benefits of approximately $4.1 million related to uncertain tax positions. Included in the unrecognized tax benefits were $3.4 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.
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
Note 9. Segments
Our reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the gross profit and operating income (loss) excluding litigation reserve expense and transaction and integration costs. The Company does not identify or allocate its assets by operating segments. Our operating costs included in our shared service functions, which primarily consist of senior executive officers, finance, human resources, legal, and information technology, are allocated to our segments. During the first quarter of 2017, as part of our continual evaluation of our segment reporting, as well as our experience of use of shared costs in relationship to our acquisition of DMS Health on January 1, 2016, we modified the methodology in allocating shared costs to our segments. Results for the prior year have been recast to be comparable to the current year presentation. Segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Revenue by segment:
Diagnostic Services	$12,559	$12,469	$24,761	$24,481
Diagnostic Imaging	2,943	3,418	5,726	7,000
Mobile Healthcare	10,980	12,197	21,652	24,190
Medical Device Sales and Service	3,304	4,006	6,727	7,576
Condensed consolidated revenue	$29,786	$32,090	$58,866	$63,247
Gross profit by segment:
Diagnostic Services	$2,730	$2,907	$5,566	$5,455
Diagnostic Imaging	1,053	1,851	2,179	3,566
Mobile Healthcare	1,859	2,581	3,442	5,532
Medical Device Sales and Service	1,391	2,426	2,953	4,277
Condensed consolidated gross profit	$7,033	$9,765	$14,140	$18,830
Income (loss) from operations by segment:
Diagnostic Services	$402	$222	$738	$203
Diagnostic Imaging	(261)	641	(463)	1,022
Mobile Healthcare	(133)	178	(947)	600
Medical Device Sales and Service	(420)	602	(715)	715
Segment (loss) income from operations	(412)	1,643	(1,387)	2,540
Litigation reserve (1)	(1,339)	—	(1,339)	—
Transaction and integration costs of DMS Health Technologies (2)	—	(171)	—	(1,621)
Condensed consolidated (loss) income from operations	$(1,751)	$1,472	$(2,726)	$919
(1) See Note 7 for further information.
(2) Includes diligence, transaction, and integration costs related to the acquisition of DMS Health Technologies on January 1, 2016.
Note 10. Subsequent Events
On August 4, 2017, the Company announced a cash dividend of $0.055 per share payable on August 30, 2017 to shareholders of record on August 18, 2017.

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
Overview
Digirad delivers convenient, effective, and efficient healthcare solutions on an as needed, when needed, and where needed basis. Digirad's diverse portfolio of mobile healthcare solutions and medical equipment and services, including diagnostic imaging and patient monitoring, provides hospitals, physician practices, and imaging centers throughout the United States with technology and services necessary to provide exceptional patient care in the rapidly changing healthcare environment.
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
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions, and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except as discussed below, we believe there were no other significant changes in those critical accounting policies and estimates during the six months ended June 30, 2017.

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

Results of Operations
Comparison of the Three Months Ended June 30, 2017 and 2016
The following table summarizes our results for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	Percent of 2017 Revenues	2016	Percent of 2016 Revenues	Change from Prior Year
(in thousands)					Dollars	Percent
Total revenues	$29,786	100.0%	$32,090	100.0%	$(2,304)	(7.2)%
Total cost of revenues	22,753	76.4%	22,325	69.6%	428	1.9%
Gross profit	7,033	23.6%	9,765	30.4%	(2,732)	(28.0)%
Total operating expenses	8,784	29.5%	8,293	25.8%	491	5.9%
(Loss) income from operations	(1,751)	(5.9)%	1,472	4.6%	(3,223)	(219.0)%
Total other expense	(1,012)	(3.4)%	(437)	(1.4)%	(575)	131.6%
(Loss) income before income taxes	(2,763)	(9.3)%	1,035	3.2%	(3,798)	(367.0)%
Income tax expense	(9)	—%	(37)	(0.1)%	28	(75.7)%
Net (loss) income	$(2,772)	(9.3)%	$998	3.1%	$(3,770)	(377.8)%

In the context of results of operations discussions, the reportable segments Diagnostic Services and Mobile Healthcare are considered "Services," and Diagnostic Imaging and Medical Device Sales and Service are considered "Product and Product-Related."
Revenues
Services Revenue
Services revenue by segment is summarized as follows:

	Three Months Ended June 30,
(in thousands)	2017	2016	Change	% Change
Diagnostic Services	$12,559	$12,469	$90	0.7%
Mobile Healthcare	10,980	12,197	(1,217)	(10.0)%
Total Services Revenue	$23,539	$24,666	$(1,127)	(4.6)%
Diagnostic Services revenue increased $0.1 million, or 0.7%, compared to the prior year quarter due to higher volume of imaging days ran from both new and existing customers, partially offset by a decrease in revenue from our Telerhythmics business due to lower enrollments resulting from lower in-stock inventory availability to service patients. Though we believe we generally have sufficient inventory to service patients at Telerhythmics, we occasionally experience high demand periods that put pressure on meeting customer demand until more inventory becomes available.
Mobile Healthcare revenue decreased $1.2 million, or 10.0%, primarily due to lower utilization of provisional services and higher mobile services cancellations. The utilization of provisional assets can vary in each period based on the number of imaging unit installations in the period, volume at institutions, and sales execution. The decrease year over year is primarily due to sales execution. To address the decrease in provisional revenue year over year, we made changes during the six months ended June 30, 2017 in leadership, operations and sales approach. Though we believe there has been a positive impact as a result of our changes, the impact of lower provisional sales will take several quarters to correct, and ultimately will still be subject to macro market conditions, associated need, and utilization of our provisional assets.

Product and Product-Related Revenue
Product and product-related revenue by segment is summarized as follows:

	Three Months Ended June 30,
(in thousands)	2017	2016	Change	% Change
Diagnostic Imaging	$2,943	$3,418	$(475)	(13.9)%
Medical Device Sales and Service	3,304	4,006	(702)	(17.5)%
Total Product and Product-Related Revenue	$6,247	$7,424	$(1,177)	(15.9)%
Diagnostic Imaging revenue decreased $0.5 million, or 13.9%, compared to the prior year quarter primarily due to a less favorable product mix. During the prior year quarter, we sold a greater number of our Ergo cameras, which have a higher selling price than our Cardius line of cameras. In addition, we experienced lower revenue from our camera maintenance services. The decrease in camera maintenance revenue was due to lower time and material activities, which are variable in nature and based on customer needs, as well as a lower volume of service contracts.
Medical Device Sales and Service ("MDSS") revenue decreased $0.7 million, or 17.5%, compared to the prior year quarter, due to lower maintenance services revenue and lower commissions on monitoring and ultrasound product sales. During the three months ended June 30, 2017, we experienced the year over year impact of losing a larger customer service contract in the prior year, as well as lower overall variable time and material revenue.
Though the timing of Diagnostic Imaging and MDSS product sales are impacted by customer budgets and the overall healthcare market, we believe we are seeing some delays in larger product purchases based on the current uncertainty of the Affordable Care Act and the potential repeal or replacement of the program. If this uncertainty continues, we believe our product sales could experience continued softness in future periods.
Gross Profit
Services Gross Profit
Services gross profit and gross margin is summarized as follows:

	Three Months Ended June 30,
(in thousands)	2017	2016	% Change
Services gross profit	$4,589	$5,487	(16.4)%
Services gross margin	19.5%	22.2%
Diagnostic Services gross profit decreased $0.2 million, or 6.1%, to $2.7 million in the current year quarter compared to $2.9 million in the prior year quarter, and the gross margin percentage was 21.7% in the current year quarter compared to 23.3% in the prior year quarter. The decrease in gross margin percentage was mainly due to higher employee related costs, including health insurance, and higher equipment rental fees, partially offset by lower radiopharmaceutical costs due to more favorable pricing under a new supplier contract entered into at the beginning of the year.
Mobile Healthcare gross profit decreased $0.7 million, or 28.0%, to $1.9 million in the current year quarter compared to $2.6 million in the prior year quarter, and gross margin percentage was 16.9% in the current year quarter compared to 21.2% in the prior year quarter. The decrease in gross margin percentage was primarily due to lower utilization of our provisional assets compared to the prior year quarter, as well as higher health insurance and employee related costs.
Product and Product-Related Gross Profit
Product and product-related gross profit and margin is summarized as follows:

	Three Months Ended June 30,
(in thousands)	2017	2016	% Change
Product and product-related gross profit	$2,444	$4,278	(42.9)%
Product and product-related gross margin	39.1%	57.6%
Diagnostic Imaging gross profit decreased $0.8 million, or 43.1%, to $1.1 million in the current year quarter compared to $1.9 million in the prior year quarter, and the gross margin percentage was 35.8% in the current year quarter compared to 54.2% in the prior year quarter. The decrease in gross margin percentage was primarily due to a less favorable product mix, lower revenue associated with variable time and material maintenance services and camera maintenance service contracts, an increase in excess inventory reserves, and higher health insurance and employee related costs.

MDSS gross profit decreased $1.0 million, or 42.7%, to $1.4 million in the current year quarter compared to $2.4 million in the prior year quarter, and the gross margin percentage was 42.1% in the current quarter compared to 60.6% in the prior year quarter. The decrease in gross margin was primarily due to lower revenue and higher part costs under service contracts.
Operating Expenses
Operating expenses are summarized as follows:

	Three Months Ended June 30,				Percent of Revenues
	2017	2016	Change		2017	2016
(in thousands)			Dollars	Percent
Marketing and sales	$2,269	$2,837	$(568)	(20.0)%	7.6%	8.8%
General and administrative	5,937	4,878	1,059	21.7%	19.9%	15.2%
Amortization of intangible assets	578	578	—	—%	1.9%	1.8%
Total operating expenses	$8,784	$8,293	$491	5.9%	29.5%	25.8%
Marketing and sales expenses decreased $0.6 million, or 20.0%, compared to the prior year quarter, primarily due to lower variable compensation and commissions, as a result of lower sales, as well as lower headcount and professional marketing costs associated with changes made in leadership, operational, and sales approach to address lower provisional sales utilization in Mobile Healthcare.
General and administrative expenses increased $1.1 million, or 21.7%, compared to the prior year quarter. The increase was primarily attributable to a $1.3 million litigation charge recorded during the period relating to a tentative settlement of a wage and hour lawsuit. See Note 7 to the unaudited condensed consolidated financial statements for further information.
Total Other Expense
Total other expense is summarized as follows:

	Three Months Ended June 30,
(in thousands)	2017	2016
Other expense, net	$—	$(58)
Interest expense, net	(303)	(379)
Loss on extinguishment of debt	(709)	$—
Total other expense	$(1,012)	$(437)
Interest expense, net, for the three months ended June 30, 2017 and 2016 is predominantly comprised of cash interest costs and related amortization of deferred issuance costs on our debt. Interest expense, net decreased less than $0.1 million compared to the prior year quarter primarily due to lower outstanding borrowings.
Loss on extinguishment of debt for the three months ended June 30, 2017 is primarily related to the write-off of unamortized deferred financing costs related to the termination of the Wells Fargo Credit Agreement on June 21, 2017. See Note 6 to the unaudited condensed consolidated financial statements for further information.
Income Tax Expense
Income tax expense was less than $0.1 million for the three months ended June 30, 2017 and June 30, 2016. The income tax expense for both the three months ended June 30, 2017 and June 30, 2016 was impacted primarily by adjustments to our net operating loss deferred tax reserves associated with our projected income. See Note 8 to the unaudited condensed consolidated financial statements for further information related to the Company's income taxes.

Comparison of the Six Months Ended June 30, 2017 and 2016
The following table summarize our results for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	Percent of 2017 Revenues	2016	Percent of 2016 Revenues	Change from Prior Year
(in thousands)					Dollars	Percent
Total revenues	$58,866	100.0%	$63,247	100.0%	$(4,381)	(6.9)%
Total cost of revenues	44,726	76.0%	44,417	70.2%	309	0.7%
Gross profit	14,140	24.0%	18,830	29.8%	(4,690)	(24.9)%
Total operating expenses	16,866	28.7%	17,911	28.3%	(1,045)	(5.8)%
(Loss) income from operations	(2,726)	(4.6)%	919	1.5%	(3,645)	(396.6)%
Total other expense	(1,327)	(2.3)%	(736)	(1.2)%	(591)	80.3%
(Loss) income before income taxes	(4,053)	(6.9)%	183	0.3%	(4,236)	(2,314.8)%
Income tax (expense) benefit	(795)	(1.4)%	12,424	19.6%	(13,219)	(106.4)%
Net (loss) income	$(4,848)	(8.2)%	$12,607	19.9%	$(17,455)	(138.5)%
Revenues
Services Revenue
Services revenue by segment is summarized as follows:

	Six Months Ended June 30,
(in thousands)	2017	2016	Change	% Change
Diagnostic Services	$24,761	$24,481	$280	1.1%
Mobile Healthcare	21,652	24,190	(2,538)	(10.5)%
Total Services Revenue	$46,413	$48,671	$(2,258)	(4.6)%
Diagnostic Services revenue increased $0.3 million, or 1.1%, compared to the prior year period due to higher volume of imaging days ran from both new and existing customers, partially offset by a decrease in revenue from our Telerhythmics business due to lower enrollments resulting from lower in-stock inventory availability to service patients. Though we believe we generally have sufficient inventory to service patients at Telerhythmics, we occasionally experience high demand periods that put pressure on meeting customer demand until more inventory becomes available.
Mobile Healthcare revenue decreased $2.5 million, or 10.5%, primarily due to lower utilization of provisional services and higher mobile service cancellations. The utilization of provisional assets can vary in each period based on the number of imaging unit installations in the period, volume at institutions, and sales execution. The decrease year over year is primarily due to sales execution. Though we believe there has been a positive impact as a result of our changes, the impact of lower provisional sales will take several quarters to correct and ultimately will still be subject to macro market conditions associated need and utilization of our provisional assets.
Product and Product-Related Revenue
Product and product-related revenue by segment is summarized as follows:

	Six Months Ended June 30,
(in thousands)	2017	2016	Change	% Change
Diagnostic Imaging	$5,726	$7,000	$(1,274)	(18.2)%
Medical Device Sales and Service	6,727	7,576	(849)	(11.2)%
Total Product and Product-Related Revenue	$12,453	$14,576	$(2,123)	(14.6)%
Diagnostic Imaging revenue decreased $1.3 million, or 18.2%, compared to the prior year period primarily due to a decrease in the number of cameras sold and a less favorable product mix, as well as lower revenue associated with camera maintenance contracts. During the prior year period, we sold a greater number of our Ergo cameras, which have a higher selling price than our Cardius line of cameras. In addition, we experienced lower overall revenue from camera maintenance services due to lower time and material activities, which are variable in nature and based on customer needs, as well as a lower volume of service contracts.
MDSS revenue decreased $0.8 million, or 11.2%, compared to the prior year period, primarily due to lower commissions on monitoring product sales and lower revenue on maintenance contracts, partially offset by higher revenue from time and material services and higher commissions on ultrasound and imaging systems product sales. During the second quarter of 2016, we had a larger customer transition their service contracts to other providers, which is the primary cause for the decrease in service revenue year over year.
Though the timing of Diagnostic Imaging and MDSS product sales are impacted by customer budgets and overall healthcare market, we believe we are seeing some delays in larger product purchases based on the current uncertainty of the Affordable Care Act and the potential repeal or replacement of the program. If this uncertainty continues, we believe our product sales could experience continued softness in future periods.
Gross Profit
Services Gross Profit
Services gross profit and gross margin is summarized as follows:

	Six Months Ended June 30,
(in thousands)	2017	2016	% Change
Services gross profit	$9,008	$10,986	(18.0)%
Services gross margin	19.4%	22.6%
Diagnostic Services gross profit increased $0.1 million, or 2.0%, to $5.6 million in the current year period compared to $5.5 million in the prior year period, and the gross margin percentage was 22.5% in the current year period compared to 22.3% in the prior year period. The increase in gross margin percentage was mainly due to lower radiopharmaceutical costs due to more favorable pricing under a new supplier contract entered into at the beginning of the year, as well as lower employee related costs, including health insurance and variable compensation.
Mobile Healthcare gross profit decreased $2.1 million, or 37.8%, to $3.4 million in the current year period compared to $5.5 million in the prior year period, and gross margin percentage was 15.9% in the current year period compared to 22.9% in the prior year period. The decrease in gross margin percentage was primarily due to lower utilization of our provisional assets compared to the prior year quarter.
Product and Product-Related Gross Profit
Product and product-related gross profit and margin is summarized as follows:

	Six Months Ended June 30,
(in thousands)	2017	2016	% Change
Product and product-related gross profit	$5,132	$7,844	(34.6)%
Product and product-related gross margin	41.2%	53.8%
Diagnostic Imaging gross profit decreased $1.4 million, or 38.9%, to $2.2 million in the current year period compared to $3.6 million in the prior year period, and the gross margin percentage was 38.1% in the current year period compared to 50.9% in the prior year period. The decrease in gross margin percentage was primarily due to the decrease in volume of camera sales and a less favorable product mix, lower revenue associated with camera maintenance activities, an increase in excess inventory reserves as compared to the prior year, and higher employee related costs.
MDSS gross profit decreased $1.3 million, or 31.0%, to $3.0 million in the current year period compared to $4.3 million in the prior year period, and the gross margin percentage was 43.9% in the current period compared to 56.5% in the prior year period. The decrease in gross margin was primarily due to lower revenue and higher part costs under service contracts.

Operating Expenses
Operating expenses are summarized as follows:

	Six Months Ended June 30,				Percent of Revenues
	2017	2016	Change		2017	2016
(in thousands)			Dollars	Percent
Marketing and sales	$4,669	$5,462	$(793)	(14.5)%	7.9%	8.6%
General and administrative	11,041	11,292	(251)	(2.2)%	18.8%	17.9%
Amortization of intangible assets	1,156	1,157	(1)	(0.1)%	2.0%	1.8%
Total operating expenses	$16,866	$17,911	$(1,045)	(5.8)%	28.7%	28.3%
Marketing and sales expenses decreased $0.8 million, or 14.5%, compared to the prior year period, primarily due to lower variable compensation and commissions, as a result of lower sales, as well as lower headcount and professional marketing costs associated with changes made in leadership, operational, and sales approach to address lower provisional sales utilization in Mobile Healthcare.
General and administrative expenses decreased $0.3 million, or 2.2%, compared to the prior year period. The decrease was primarily due to $1.6 million of legal and professional fees incurred in the prior year quarter related to the acquisition and integration of DMS Health; partially offset by a $1.3 million litigation charge recorded during the period relating to a tentative settlement of a wage and hour lawsuit. See Note 7 to the unaudited condensed consolidated financial statements for further information.
Total Other Expense
Total other expense is summarized as follows:

	Six Months Ended June 30,
(in thousands)	2017	2016
Other expense, net	$—	$14
Interest expense, net	(618)	(750)
Loss on extinguishment of debt	$(709)	$—
Total other expense	$(1,327)	$(736)
Interest expense, net, for the six months ended June 30, 2017 and 2016 is predominantly comprised of cash interest costs and related amortization of deferred issuance costs on our debt. Interest expense, net decreased $0.1 million compared to the prior year period primarily due to lower outstanding borrowings.
Loss on extinguishment for the six months ended June 30, 2017 is primarily related to the write-off of unamortized deferred financing costs related to the termination of the Wells Fargo Credit Agreement on June 21, 2017. See Note 6 to the unaudited condensed consolidated financial statements for further information.
Income Tax Benefit (Expense)
Income tax expense was $0.8 million for the six months ended June 30, 2017, compared to a benefit of $12.4 million for the six months ended June 30, 2016. The change in income tax expense was primarily due to a release in the prior year period of valuation allowance as a result of the DMS Health acquisition on January 1, 2016, which was recorded as a discrete income tax benefit during the period. The income tax expense for the six months ended June 30, 2017 was impacted primarily due to an adjustment in our net operating loss deferred tax reserves associated with our projected income, partially offset with income tax benefit associated with our operating loss. See Note 8 to the unaudited condensed consolidated financial statements for further information related to the Company's income taxes.

Liquidity and Capital Resources
We generated $3.5 million of positive cash flow from operations during the six months ended June 30, 2017. Cash flows from operations primarily represent inflows from net income (adjusted for depreciation, amortization, and other non-cash items), as well as the net effect of changes in working capital. Cash flows from investing activities primarily represent our investment in capital equipment required to maintain and grow our business, as well as acquisitions. Cash flows from financing activities primarily represent net proceeds from borrowings and receipt of cash related to the exercise of stock options, offset by outflows related to dividend payments and repayments of long-term borrowings.
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations, and availability on our revolving line of credit from our Comerica Credit Agreement. As of June 30, 2017, we had $1.8 million of cash and cash equivalents, as well as $7.5 million available under our revolving line of credit. We also have available a shelf registration statement that provides us with increased capital flexibility to pursue corporate objectives by allowing us to offer and sell up to $20.0 million of securities.
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
Sources and Uses of Cash
The following table shows cash flow information for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(in thousands)	2017	2016
Net cash provided by operating activities	$3,494	$3,799
Net cash provided by (used in) investing activities	$285	$(27,329)
Net cash (used in) provided by financing activities	$(4,200)	$10,946
Operating Activities
Net cash provided by operating activities was $3.5 million for the six months ended June 30, 2017 compared to $3.8 million in the prior year period. The decrease in cash compared to the prior year period was primarily due to lower net income adjusted for non-cash items, partially offset by favorable working capital changes.
Investing Activities
Net cash provided by investing activities was $0.3 million for the six months ended June 30, 2017 compared to net cash used by investing activities of $27.3 million in the prior year period. The increase in cash provided by investing activities was primarily attributable to the outlay of $25.5 million of cash to acquire DMS Health in the prior year period, as well as a decrease of $2.2 million in purchases of capital equipment compared to the prior year period.
Financing Activities
Net cash used in financing activities was $4.2 million for the six months ended June 30, 2017, primarily consisting of net debt and capital lease repayments of approximately $4.9 million and dividend payments of $2.0 million, partially offset by changes in restricted cash balances of $3.0 million. Net cash provided by financing activities for the six months ended June 30, 2016 was $10.9 million, which included initial financing net proceeds received for the acquisition of DMS Health Technologies and subsequent repayments on this loan and capital leases, for a total net cash receipt of approximately $14.6 million. Partially offsetting this includes changes in restricted cash of $1.8 million and payment of dividends of approximately $1.9 million.
As a result of the refinancing of our term debt with a revolving line of credit, we are required to make interest-only payments until maturity in June 2022. We anticipate our future financing activities to be related to payment of dividends, repayment of obligations under capital leases, and borrowings and repayments on our revolving line of credit related to working capital needs.

Capital Resources
Comerica Revolving Credit Facility
On June 21, 2017, the Company entered into the Comerica Credit Agreement with Comerica. The Comerica Credit Agreement provides for a five-year revolving credit facility with a maximum credit amount of $25.0 million maturing in June 2022. The Company’s subsidiaries are guarantors under the Comerica Credit Facility. Under the Comerica Credit Facility, the Company can request the issuance of letters of credit in an aggregate amount not to exceed $1.0 million at any one time outstanding.
At the Company’s option, the Comerica Credit Facility will bear interest at either (i) the LIBOR Rate, as defined in the Comerica Credit Agreement, plus a margin of 2.35%; or (ii) the PRR-based Rate, plus a margin of 0.5%. As further defined in the Comerica Credit Agreement, the "PRR-based Rate" means the greatest of (a) the Prime Rate in effect on such day (as defined in the Comerica Credit Agreement) plus 0.5%, or (b) the daily adjusting LIBOR Rate plus 2.50%. In addition to interest on outstanding borrowings under the Comerica Credit Facility, the revolving credit note bears an unused line fee of 0.25%, which is presented as interest expense. As of June 30, 2017, we had outstanding borrowings under the Comerica Credit Agreement of $17.5 million at a weighted average interest rate of 3.60%.
The Comerica Credit Agreement contains certain representations, warranties, events of default, as well as certain affirmative and negative covenants customary for credit agreements of this type. These covenants include restrictions on borrowings, investments and divestitures, as well as limitations on the Company’s ability to make certain restricted payments. These restrictions do not prevent or prohibit the payment of dividends by the Company consistent with past practice. The Comerica Credit Agreement requires us to comply with certain financial covenants, including fixed charge coverage and funded debt to Adjusted EBITDA ratios. The fixed charge coverage ratio is calculated based on the ratio of Adjusted EBITDA less capital expenditures and fixed charges (as defined in the Comerica Credit Agreement) measured on a quarterly basis as of the most recent fiscal quarter end. Per the Comerica Credit Agreement, we must maintain a fixed charge ratio of at least 1:25 for each trailing twelve month period as of the end of each fiscal quarter. The funded debt to Adjusted EBITDA ratio (as defined in the Comerica Credit Agreement) must be at least 2:25 measured at each fiscal quarter.
Upon the occurrence and during the continuation of an event of default under the Comerica Credit Agreement, Comerica may, among other things, declare the loans and all other obligations under the Comerica Credit Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Comerica Credit Agreement bear interest. Pursuant to a separate Security Agreement dated June 21, 2017, between the Company, its subsidiaries and Comerica Bank, the Comerica Credit Facility is secured by a first-priority security interest in substantially all of the assets (excluding real estate) of the Company and its subsidiaries and a pledge of all shares and membership interests of the Company’s subsidiaries.
At June 30, 2017, the Company was in compliance with all covenants.
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements.
Contractual Obligations
Due to the refinancing of our long-term debt and capital lease obligations entered into during the six months ended June 30, 2017, our contractual obligations have changed materially from those reported in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in our Annual Report on Form 10-K filed with the SEC on February 28, 2017. The following table sets forth our future cash requirements of our long-term debt and interest and capital lease obligations as of June 30, 2017 (amounts in thousands):

	Payments Due by Period
Contractual Obligations:	Total	July 1 - December 31, 2017	2018	2019	2020	2021	Thereafter
Long-term debt	$17,478	$—	$—	$—	$—	$—	$17,478
Interest on long-term debt (1)	3,174	321	638	638	639	638	300
Capital lease obligations (2)	2,771	522	745	558	470	413	63
Total	$23,423	$843	$1,383	$1,196	$1,109	$1,051	$17,841
(1) Interest on variable rate debt was estimated using rates in effect as of June 30, 2017.
(2) Capital lease obligations include related interest obligations.

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed above.

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
As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.
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
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we filed with the SEC on February 28, 2017. The risks and uncertainties described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K have not materially changed, with the exception of the items noted below. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

Risks Related to our Indebtedness
On June 21, 2017, we entered into a Revolving Credit Agreement (the “Comerica Credit Agreement”) with Comerica Bank, a Texas banking association (“Comerica”). The Comerica Credit Agreement is a five-year revolving credit facility (maturing in June 2022) with a maximum credit amount of $25,000,000 (the “Comerica Credit Facility”). We used a portion of the financing made available under the Comerica Credit Facility to refinance and terminate, effective as of June 21, 2017, a certain Credit Agreement, dated January 1, 2016, by and among the Company, the subsidiaries of the Company, the lenders party thereto and Wells Fargo Bank, as administrative agent.

The following risk factors supersede the risk factors reported under the caption "Risks Related to our Indebtedness" included in our Form 10-K for the fiscal year ended December 31, 2016 we filed with the SEC on February 28, 2017.

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.
Our indebtedness could have important consequences for us and our stockholders. For example, the Comerica Credit Agreement requires a balloon payment at the termination of the facility in June 2022, which may require us to dedicate a substantial portion of our cash flow from operations to this future payment if we feel we cannot be successful in our ability to refinance in the future, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and acquisitions, and for other general corporate purposes. In addition, our indebtedness could:

•	increase our vulnerability to adverse economic and competitive pressures in our industry;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	limit our ability to borrow additional funds on terms that are acceptable to us or at all.
The Comerica Credit Agreement governing our indebtedness contains restrictive covenants that will restrict our operational flexibility and require that we maintain specified financial ratios. If we cannot comply with these covenants, we may be in default under the Comerica Credit Agreement.
The Comerica Credit Agreement governing our indebtedness contains restrictions and limitations on our ability to engage in activities that may be in our long-term best interests. The Comerica Credit Agreement contains affirmative and negative covenants that limit and restrict, among other things, our ability to:

•	incur additional debt;

•	sell assets;

•	incur liens or other encumbrances;

•	make certain restricted payments and investments;

•	acquire other businesses; and

•	merge or consolidate.
Though the Comerica Credit Agreement does not limit our ability to pay dividends, if there was insufficient cash generation of our business to satisfy our required financial covenants, or if there is a default or event of default under the Comerica Credit Agreement that has occurred and is continuing, the Company may be required to reduce or eliminate the its quarterly cash dividend until compliance with the financial covenants can be met.

The Comerica Credit Agreement contains a fixed charge coverage ratio covenant and a leverage ratio covenant. Events beyond our control could affect our ability to meet these and other covenants under the Comerica Credit Agreement. Our failure to comply with our covenants and other obligations under the Comerica Credit Agreement may result in an event of default thereunder. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness (together with accrued interest and fees), or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. This could have serious consequences to our financial condition, operating results, and business, and could cause us to become insolvent or enter bankruptcy proceedings, and shareholders may lose all or a portion of their investment because of the priority of the claims of our creditors on our assets.
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
The Comerica Credit Facility interest rate floats with market interest rates. An increase in prevailing interest rates would have an effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our indebtedness.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1
Revolving Credit Agreement, dated June 21, 2017 by and among Digirad Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 23, 2017).

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

DIGIRAD CORPORATION

Date:	August 4, 2017	By:	/s/ MATTHEW G. MOLCHAN
Matthew G. Molchan President and Chief Executive Officer (Principal Executive Officer)

Date:	August 4, 2017	By:	/s/ JEFFRY R. KEYES
Jeffry R. Keyes Chief Financial Officer (Principal Financial and Accounting Officer)