Form 10-Q
period 2017-09-30
DIGIRAD CORP
filed 2017-11-03
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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
As of November 1, 2017 the registrant had 20,052,984 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION
TABLE OF CONTENTS

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS	3
PART I. FINANCIAL INFORMATION	4
Item 1. Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	26
Item 4. Controls and Procedures	26
PART II. OTHER INFORMATION	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	29
EXHIBIT 10.1
EXHIBIT 10.2
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
DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenues:
Services	$22,667	$23,825	$69,080	$72,496
Product and product-related	5,888	7,261	18,341	21,837
Total revenues	28,555	31,086	87,421	94,333

Cost of revenues:
Services	18,629	19,110	56,034	56,795
Product and product-related	3,286	3,675	10,607	10,407
Total cost of revenues	21,915	22,785	66,641	67,202

Gross profit	6,640	8,301	20,780	27,131

Operating expenses:
Marketing and sales	1,992	2,426	6,661	7,888
General and administrative	3,878	4,608	14,919	15,900
Amortization of intangible assets	578	578	1,734	1,735
Goodwill impairment	2,580	—	2,580	—
Total operating expenses	9,028	7,612	25,894	25,523

(Loss) income from operations	(2,388)	689	(5,114)	1,608

Other expense:
Other expense, net	(237)	(428)	(237)	(414)
Interest expense, net	(224)	(342)	(842)	(1,092)
Loss on extinguishment of debt	—	—	(709)	—
Total other expense	(461)	(770)	(1,788)	(1,506)

(Loss) income before income taxes	(2,849)	(81)	(6,902)	102
Income tax (expense) benefit	(6,050)	(202)	(6,845)	12,222
Net (loss) income	$(8,899)	$(283)	$(13,747)	$12,324

Net (loss) income per share:
Basic	$(0.44)	$(0.01)	$(0.69)	$0.63
Diluted	$(0.44)	$(0.01)	$(0.69)	$0.62

Dividends declared per common share	$0.055	$0.05	$0.155	$0.15

Net (loss) income	$(8,899)	$(283)	$(13,747)	$12,324
Other comprehensive income:
Unrealized gain on marketable securities	—	—	—	10
Reclassification of other-than-temporary losses on available-for-sale securities included in net (loss) income	83	263	52	230
Total other comprehensive income	83	263	52	240
Comprehensive (loss) income	$(8,816)	$(20)	$(13,695)	$12,564
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,103	$2,203
Securities available-for-sale	79	917
Accounts receivable, net	14,002	14,503
Inventories, net	5,903	5,987
Restricted cash	359	1,376
Other current assets	1,874	2,093
Total current assets	23,320	27,079
Property and equipment, net	29,048	31,407
Intangible assets, net	9,894	11,628
Goodwill	3,657	6,237
Deferred tax assets	20,623	27,019
Restricted cash	100	2,100
Other assets	976	793
Total assets	$87,618	$106,263

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,571	$6,514
Accrued compensation	3,566	3,962
Accrued warranty	167	196
Deferred revenue	2,751	3,123
Current portion of long-term debt	—	5,358
Other current liabilities	4,188	3,520
Total current liabilities	16,243	22,673
Long-term debt, net of current portion	18,500	16,070
Other liabilities	2,009	1,039
Total liabilities	36,752	39,782

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 20,052,984 and 19,892,557 shares issued and outstanding (net of treasury shares) at September 30, 2017 and December 31, 2016, respectively	2	2
Treasury stock, at cost; 2,588,484 shares at September 30, 2017 and December 31, 2016	(5,728)	(5,728)
Additional paid-in capital	149,241	151,696
Accumulated other comprehensive loss	—	(52)
Accumulated deficit	(92,649)	(79,437)
Total stockholders’ equity	50,866	66,481
Total liabilities and stockholders’ equity	$87,618	$106,263
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2017	2016
Operating activities
Net (loss) income	$(13,747)	$12,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,928	5,602
Amortization of intangible assets	1,734	1,735
Provision for bad debt, net of recoveries	119	525
Goodwill impairment	2,580	—
Stock-based compensation	829	754
Amortization of loan fees	165	280
Loss on extinguishment of debt	709	—
Gain on sale of assets	(71)	(14)
Impairment of investment	237	413
Deferred income taxes	6,707	(11,806)
Other, net	(159)	28
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	373	(201)
Inventories	7	(1,331)
Other assets	(102)	(227)
Accounts payable	(940)	431
Accrued compensation	(396)	(830)
Deferred revenue	(362)	(148)
Other liabilities	490	(719)
Net cash provided by operating activities	4,101	6,816

Investing activities
Purchases of property and equipment	(1,567)	(3,962)
Proceeds from sale of property and equipment	174	171
Purchases of securities available-for-sale	(17)	—
Maturities of securities available-for-sale	917	1,896
Cash paid for acquisitions, net of cash acquired	—	(25,482)
Net cash used in investing activities	(493)	(27,377)

Financing activities
Proceeds from long-term borrowings	31,819	34,257
Repayment of long-term debt	(35,282)	(20,705)
Change in restricted cash	3,017	(2,745)
Loan issuance and extinguishment costs	(271)	(504)
Dividends paid	(3,092)	(2,927)
Issuances of common stock	—	371
Taxes paid related to net share settlement of equity awards	(192)	(97)
Cash paid for contingent consideration for acquisitions	(27)	(27)
Repayment of obligations under capital leases	(680)	(577)
Net cash (used in) provided by financing activities	(4,708)	7,046
Net decrease in cash and cash equivalents	(1,100)	(13,515)
Cash and cash equivalents at beginning of period	2,203	15,868
Cash and cash equivalents at end of period	$1,103	$2,353

Non-Cash Investing Activities
Assets acquired by entering into capital leases	$2,047	$269
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
On January 1, 2016, we acquired Project Rendezvous Holding Corporation, the holding company of DMS Health Technologies, Inc. ("DMS Health"). The financial results for all periods presented include the financial results of DMS Health.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers which supersedes current revenue recognition guidance, including most industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The guidance allows for either full retrospective or modified retrospective adoption and is currently scheduled to become effective for us in the first quarter of 2018. We intend to adopt this guidance under the modified retrospective method. Our analysis has consisted of reviewing the nature and terms of our existing contracts under the provisions of the new guidance and assessing any operational changes and process updates required for compliance. Based on our evaluation of the guidance performed to date, we do not expect the adoption of the amended guidance to have a material impact on our consolidated financial statements, but will require expanded disclosures related to disaggregated revenue, contract balances and performance obligations. We will continue to evaluate the impact on this guidance on our consolidated financial statements and our preliminary assessments are subject to change.
Note 2. Basic and Diluted Net Income (Loss) Per Share
For the three and nine months ended September 30, 2017 and 2016, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and vested restricted stock units outstanding during the period. Diluted net income per common share is calculated to give effect to all dilutive securities, if applicable, using the treasury stock method. In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.
The following table sets forth the reconciliation of shares used to compute basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in thousands)	2017	2016	2017	2016
Weighted average shares outstanding - basic	20,009	19,618	19,974	19,532
Dilutive potential common stock outstanding:
Stock options	—	—	—	419
Restricted stock units	—	—	—	75
Weighted average shares outstanding - diluted	20,009	19,618	19,974	20,026

The following weighted average outstanding common stock equivalents were not included in the calculation of diluted net income per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in thousands)	2017	2016	2017	2016
Stock options	248	418	283	14
Restricted stock units	64	73	68	—
Total	312	491	351	14
Note 3. Inventories
The components of inventories are as follows:

(in thousands)	September 30, 2017	December 31, 2016
Inventories:
Raw materials	$2,508	$2,494
Work-in-process	1,730	1,483
Finished goods	2,058	2,426
Total inventories	6,296	6,403
Less reserve for excess and obsolete inventories	(393)	(416)
Total inventories, net	$5,903	$5,987
Note 4. Property and Equipment
Property and equipment consists of the following:

(in thousands)	September 30, 2017	December 31, 2016
Property and equipment:
Land	$1,170	$1,170
Buildings and leasehold improvements	2,946	2,946
Machinery and equipment	53,887	50,689
Computer hardware and software	4,590	4,486
Total property and equipment	62,593	59,291
Less accumulated depreciation	(33,545)	(27,884)
Total property and equipment, net	$29,048	$31,407

Note 5. Intangibles and Goodwill

Changes in the carrying amount of goodwill from December 31, 2015 to September 30, 2017, by reportable segment, are as follows:

(in thousands)	Diagnostic Services	Medical Device Sales and Service	Total
Balance at December 31, 2015	$2,897	$—	$2,897
Acquisition of DMS Health	—	3,678	3,678
Impairment of Telerhythmics	(338)	—	(338)
Balance at December 31, 2016	2,559	3,678	6,237
Impairment of DMS Health	—	(2,580)	(2,580)
Balance at September 30, 2017	$2,559	$1,098	$3,657

The Company tests goodwill for impairment annually during the fourth quarter of each year at the reporting unit level and on an interim basis if events or substantive changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value. On September 28, 2017, the Company received notification from Philips Healthcare ("Philips") that our agreement to provide contract sales and services on Philips branded equipment would be terminated, effective December 31, 2017. As a result, the Company reduced its forecasted revenue, gross margin and operating profit within its Medical Device Sales and Services ("MDSS") reporting unit. These factors are considered indicators of potential impairment and as a result, the Company performed an interim goodwill impairment analysis during the third quarter of 2017.
In performing the first step of the goodwill impairment assessment, we determined the fair value of the MDSS reporting unit using both an income approach and a market approach. Under the income-based approach we use a discounted cash flow model in which cash flows anticipated over several future periods plus a terminal value at the end of that time horizon are discounted to their present value using an appropriate risk-adjusted rate of return. We use our internal forecasts to estimate future cash flows and include an estimate of long-term growth rates based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ materially from those used in our forecasts. The discount rate used in the discounted cash flow analysis reflects the risks inherent in the expected future cash flows of the MDSS reporting unit. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple was determined which was applied to financial metrics to estimate the fair value of the MDSS reporting unit. We determined that the recorded carrying value of the MDSS reporting unit exceeded its enterprise value in the first step and performed the second step of the impairment test in which we allocated the enterprise fair value to the fair value of the reporting unit's net assets. The second step of the impairment testing process requires, among other things, the estimation of the fair values of substantially all of our tangible and intangible assets.  Any enterprise fair value in excess of amounts allocated to such net assets represents the implied fair value of goodwill for that reporting unit.  As a result, the Company recorded an impairment loss of $2.6 million associated with the impairment assessment of the MDSS reporting unit as of September 30, 2017.
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

Intangible assets with finite useful lives consisted of the following:

	September 30, 2017			December 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	$10,363	$(4,762)	$5,601	$10,363	$(4,117)	$6,246
Trademarks	4,610	(1,447)	3,163	4,610	(891)	3,719
Distribution Agreement	2,165	(1,151)	1,014	2,165	(658)	1,507
Patents	141	(133)	8	141	(131)	10
Covenants not to compete	251	(143)	108	251	(105)	146
Total intangible assets, net	$17,530	$(7,636)	$9,894	$17,530	$(5,902)	$11,628

Intangible assets with determinable lives are amortized over the estimated useful lives of the assets. These intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. During the third quarter of 2017, due to the indications of impairment within our MDSS reporting unit described above, the Company reviewed finite-lived assets for impairment. The Company's interim test on its long-lived assets indicated that the carrying value of its long-lived assets was recoverable and that no impairment existed as of the September 30, 2017 testing date. The carrying value of the Philips distribution agreement intangible asset was $1.0 million as of September 30, 2017, in which amortization expense will be accelerated over the remaining period of the agreement terminating on December 31, 2017.

Estimated future amortization expense is as follows (in thousands):

October 1 - December 31, 2017	$1,427
2018	1,585
2019	1,573
2020	1,509
2021	1,496
Thereafter	2,304

Note 6. Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis.
The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at September 30, 2017 and December 31, 2016.

	Fair Value as of September 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$—	$—	$—
Equity securities	79	185	—	264
Total	$79	$185	$—	$264

Liabilities:
Acquisition related contingent consideration	$—	$—	$—	$—

	Fair Value as of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$917	$—	$917
Equity securities	—	255	—	255
Total	$—	$1,172	$—	$1,172

Liabilities:
Acquisition related contingent consideration	$—	$—	$84	$84

The fair value of our corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, and/or offers. We did not reclassify any investments between levels in the fair value hierarchy during the nine months ended September 30, 2017.
The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on September 30, 2017.
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
Changes in estimated fair value of contingent consideration liabilities from December 31, 2016 to September 30, 2017 are as follows (in thousands):

MD Office Solutions Contingent Consideration
Balance at December 31, 2016	$84
Contingent consideration payments	(27)
Change in estimated fair value	(57)
Balance at September 30, 2017	$—

The fair value of the Company's revolving credit facility approximates carrying value due to the variable rate nature of our borrowings.
Securities Available-for-Sale
As of September 30, 2017, securities available-for-sale consist of investments in equity securities that are publicly traded. These investments include shares held in Birner Dental Management Services ("Birner Dental"), a publicly traded company whose board of directors include a current Director of the Company. We classify all debt securities and a portion of equity securities as available-for-sale and as current assets, as the sale of such securities may be required prior to maturity to execute management strategies. One of our equity securities, Perma-Fix Medical S.A. ("Perma-Fix Medical"), is classified as an other asset (non-current), as the investment is strategic in nature and our current intent is to hold the investment over a several year period. Securities available-for-sale are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.
It is not more likely than not that we will be required to sell investments before recovery of their amortized costs. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and included in interest income. Interest income is recognized when earned. Realized gains and losses on investments in securities are included in other expense, net within the unaudited condensed consolidated statements of operations and comprehensive income (loss). The realized gains and losses on these sales were minimal for the three and nine months ended September 30, 2017 and 2016.
A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. During the three months ended September 30, 2017, the Company recognized an other-than temporary impairment charge of $0.2 million related to its equity investments, reflecting the write-down of these investments to its fair market value of $0.3 million. The Company reviewed various factors in making its determination, including the length of time and extent the fair value of these securities has been below cost basis. During the three months ended September 30, 2016, the Company recognized other-than-temporary impairment charges of $0.4 million. These losses are included as a component in other expense, net in the unaudited consolidated statements of operations and comprehensive income (loss).
The following table sets forth the composition of securities available-for-sale as of September 30, 2017 and December 31, 2016.

	Maturity in Years	Cost	Unrealized		Fair Value
As of September 30, 2017 (in thousands)			Gains	Losses
Corporate debt securities	Less than 1 year	$—	$—	$—	$—
Corporate debt securities	1-3 years	—	—	—	—
Equity securities	-	264	—	—	264
		$264	$—	$—	$264

	Maturity in Years	Cost	Unrealized		Fair Value
As of December 31, 2016 (in thousands)			Gains	Losses
Corporate debt securities	Less than 1 year	$917	$—	$—	$917
Corporate debt securities	1-3 years	—	—	—	—
Equity securities	-	308	—	(53)	255
		$1,225	$—	$(53)	$1,172
Note 7. Debt
A summary of long-term debt is as follows:

	September 30, 2017		December 31, 2016
(in thousands)	Amount	Interest Rate	Amount	Interest Rate
Revolving Credit Facility	$18,500	3.59%	$—
Term Loan A (terminated June 21, 2017)	—		17,382	3.15%
Term Loan B (terminated June 21, 2017)	—		4,581	5.65%
Revolving Credit Facility (terminated June 21, 2017)	—		—	2.69%
Total borrowings	18,500		21,963
Less: net unamortized debt issuance cost	—		(535)
Less: current portion	—		(5,358)
Long-term portion	$18,500		$16,070
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
At the Company’s option, the Comerica Credit Facility will bear interest at either (i) the LIBOR Rate, as defined in the Comerica Credit Agreement, plus a margin of 2.35%; or (ii) the PRR-based Rate, plus a margin of 0.5%. As further defined in the Comerica Credit Agreement, the "PRR-based Rate" means the greatest of (a) the Prime Rate in effect on such day (as defined in the Comerica Credit Agreement) plus 0.5%, or (b) the daily adjusting LIBOR Rate plus 2.50%. In addition to interest on outstanding borrowings under the Comerica Credit Facility, the revolving credit note bears an unused line fee of 0.25%, which is presented as interest expense. The borrowing availability under the Comerica Credit Agreement at September 30, 2017 was $6.5 million.
The Comerica Credit Agreement contains certain representations, warranties, events of default, as well as certain affirmative and negative covenants customary for credit agreements of this type. These covenants include restrictions on borrowings, investments and divestitures, as well as limitations on the Company’s ability to make certain restricted payments. These restrictions do not prevent or prohibit the payment of dividends by the Company consistent with past practice. The Comerica Credit Agreement requires us to comply with certain financial covenants, including fixed charge coverage and funded debt to Adjusted EBITDA ratios. The fixed charge coverage ratio is calculated based on the ratio of Adjusted EBITDA less capital expenditures and fixed charges (as defined in the Comerica Credit Agreement) measured on a quarterly basis as of the most recent fiscal quarter end. Per the Comerica Credit Agreement, we must maintain a fixed charge ratio of at least 1:25 for each trailing twelve month period as of the end of each fiscal quarter. The funded debt to Adjusted EBITDA ratio (as defined in the Comerica Credit Agreement) must be not more than 2:25 measured at each fiscal quarter.
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
At September 30, 2017, the Company was in compliance with all covenants.

Note 8. Commitments and Contingencies
Capital Leases
We finance certain information technology, medical equipment, and vehicles under capital leases. Obligations related to capital leases are secured by the underlying assets and will be paid over the remaining lease terms through July 31, 2022. The future minimum lease payments due under capital leases as of September 30, 2017 are as follows (in thousands):

Capital Leases
October 1 - December 31, 2017	$263
2018	790
2019	604
2020	509
2021	489
2022	71
Thereafter	—
Total future minimum lease payments	2,726
Less amounts representing interest	(241)
Present value of obligations	2,485
Less: current capital lease obligation	(793)
Total long-term capital lease obligations	$1,692
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
The parties to this action participated in a voluntary mediation and have reached a tentative settlement of the case and all claims. Preliminary court approval was received in September 2017. Subject to acceptance by Class Members and final court approval, the parties to this action agreed to settle the case for a total amount of approximately $1.3 million, which is accrued in the unaudited condensed consolidated statement of operations. If for any reason the tentative settlement is not accepted by a majority of the Class Members, the tentative settlement could be set aside and the case may continue to be litigated.
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
For the nine months ended September 30, 2017, the Company recorded an increase of $8.5 million to its valuation allowance due to uncertainties related to our ability to utilize some of our net operating losses before they expire. This adjustment is predominantly related to the unanticipated termination of the Philips distribution agreement and its effect on our near term forecasted income. As the Company has a significant amount of net operating losses expiring in the next five years, changes to our forecasted income in the near term will have an impact on our ability to utilize those net operating losses. To the extent that it is more likely than not that the losses will not be utilized, the Company has established a valuation allowance against those deferred tax assets.
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
As of September 30, 2017, we had unrecognized tax benefits of approximately $3.9 million related to uncertain tax positions. Included in the unrecognized tax benefits were $3.2 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.
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

Note 10. Segments
Our reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the gross profit and operating income (loss) excluding litigation reserve expense, goodwill impairment, and transaction and integration costs. The Company does not identify or allocate its assets by operating segments. Our operating costs included in our shared service functions, which primarily consist of senior executive officers, finance, human resources, legal, and information technology, are allocated to our segments. During the first quarter of 2017, as part of our continual evaluation of our segment reporting, as well as our experience of use of shared costs in relationship to our acquisition of DMS Health on January 1, 2016, we modified the methodology in allocating shared costs to our segments. Results for the prior year have been recast to be comparable to the current year presentation. Segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Revenue by segment:
Diagnostic Services	$12,171	$12,070	$36,932	$36,551
Diagnostic Imaging	2,975	2,703	8,701	9,703
Mobile Healthcare	10,496	11,755	32,148	35,945
Medical Device Sales and Service	2,913	4,558	9,640	12,134
Condensed consolidated revenue	$28,555	$31,086	$87,421	$94,333
Gross profit by segment:
Diagnostic Services	$2,586	$2,479	$8,152	$7,934
Diagnostic Imaging	1,318	1,177	3,497	4,743
Mobile Healthcare	1,452	2,236	4,894	7,768
Medical Device Sales and Service	1,284	2,409	4,237	6,686
Condensed consolidated gross profit	$6,640	$8,301	$20,780	$27,131
Income (loss) from operations by segment:
Diagnostic Services	$511	$143	$1,249	$346
Diagnostic Imaging	149	(40)	(314)	982
Mobile Healthcare	(174)	219	(1,121)	819
Medical Device Sales and Service	(294)	494	(1,009)	1,209
Segment income (loss) from operations	192	816	(1,195)	3,356
Litigation reserve (1)	—	—	(1,339)	—
Goodwill impairment (2)	(2,580)	—	(2,580)	—
Transaction and integration costs of DMS Health Technologies (3)	—	(127)	—	(1,748)
Condensed consolidated income (loss) from operations	$(2,388)	$689	$(5,114)	$1,608
(1) See Note 8 for further information.
(2) See Note 5 for further information.
(3) Includes diligence, transaction, and integration costs related to the acquisition of DMS Health Technologies on January 1, 2016.
Note 11. Subsequent Events
On November 3, 2017, the Company announced a cash dividend of $0.055 per share payable on November 30, 2017 to shareholders of record on November 20, 2017.

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
Medical Device Sales and Service. Through Medical Device Sales and Service ("MDSS), we provide contract sales services, as well as warranty and post-warranty services, under our contract with Philips Healthcare ("Philips") within a defined region in the upper Midwest region of the United States. We primarily sell Philips branded imaging and patient monitoring systems, including CT, MRI, PET, PET/CT systems, ultrasound and patient and monitoring systems, and receive a commission on these sales. For our equipment contract sales services, we do not take title to the underlying equipment; it is delivered directly to the end user by Philips. We also provide warranty and post-warranty services on certain Philips equipment within this territory related to equipment we have sold or other equipment sold in the territory.
On September 28, 2017, we received a notice of termination (the “Termination Notice”) from Philips that the Consolidated Agreement, dated April 1, 2014, as amended on June 9, 2015, between Philips and DMS and the Remote Inside Sales Services Agreement dated March 23, 2016, will be terminated upon the normal close of business on December 31, 2017 (“Termination Date”). As a result of this Termination Notice, we expect significant changes to our MDSS segment from January 1, 2018 forward, and also expect to have operational impacts to our employees and operations from the date of the notice until December 31, 2017.
Effective January 1, 2018, it is our expectation the Termination Notice will have the following impact:

•
We will no longer sell Philips branded products and receive resulting commission revenue. We may have insignificant commission revenue in 2018 based on product sales orders booked prior to December 31, 2017 and delivered subsequent to this date.

•
The services portion of our MDSS business will no longer conduct or receive commission revenue from the installation or warranty services provided on Philips branded products sold in the Upper Midwest territory.

•
The services portion of our MDSS business subsequent to January 1, 2018 will still service all post-warranty maintenance contracts and recognize revenue on these performance obligations, as those contracts are directly between the end customer and the Company. However, we will be required to make some operational changes to our services business and we will no longer be able to market ourselves as an exclusive partner to Philips. Further, we must also source parts either from Philips directly under a new contract or from a third party under a new contract, in which the costs are still being determined. Finally, there are several other operational changes we will have to make since we are no longer deemed to be an Original Equipment Manufacturer.

Subsequent to the termination of the agreement on January 1, 2018, we will not be limited in our service sales capacity, as was previously the case. These constraints that will end include limitations to operate only in the Upper Midwest territory, a limitation to not approach a list of specific customers including governmental entities, a limitation of servicing only Philips brand and specific modalities of equipment. We are exploring these new opportunities based on our resources and capacity, but there is no guarantee that we will be able to capitalize on these new opportunities.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions, and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except as discussed below, we believe there were no other significant changes in those critical accounting policies and estimates during the nine months ended September 30, 2017.

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
Due to the termination of the Philips agreement, the Company reduced its forecasted revenue, gross margin and operating profit within its MDSS reporting unit. These factors are considered indicators of potential impairment and as a result, the Company performed an interim goodwill impairment analysis during the third quarter of 2017. In performing the first step of the goodwill impairment assessment, we determined the fair value of the MDSS reporting unit using both an income approach and a market approach. Under the income-based approach we use a discounted cash flow model in which cash flows anticipated over several future periods plus a terminal value at the end of that time horizon are discounted to their present value using an appropriate risk-adjusted rate of return. We use our internal forecasts to estimate future cash flows and include an estimate of long-term growth rates based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ materially from those used in our forecasts. The discount rate used in the discounted cash flow analysis reflects the risks inherent in the expected future cash flows of the MDSS reporting unit. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple was determined which was applied to financial metrics to estimate the fair value of the MDSS reporting unit. We determined that the recorded carrying value of the MDSS reporting unit exceeded its enterprise value in the first step and performed the second step of the impairment test in which we allocated the enterprise fair value to the fair value of the reporting unit's net assets. The second step of the impairment testing process requires, among other things, the estimation of the fair values of substantially all of our tangible and intangible assets. Any enterprise fair value in excess of amounts allocated to such net assets represents the implied fair value of goodwill for that reporting unit. As a result, the Company recorded an impairment loss of $2.6 million associated with the impairment assessment of the MDSS reporting unit as of September 30, 2017.
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
During the nine months ended September 30, 2017, the Company recorded an increase of $8.5 million to its valuation allowance due to uncertainties related to our ability to utilize some of our net operating losses before they expire. This adjustment is predominantly related to the unanticipated termination of the Philips distribution agreement on our near term forecasted income. As the Company has a significant amount of net operating losses expiring in the next five years, changes to our forecasted income in the near term will have an impact on our ability to utilize those net operating losses. To the extent that it is more likely than not that the losses will not be utilized, the Company has established a valuation allowance against those deferred tax assets.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2017 and 2016
The following table summarizes our results for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	Percent of 2017 Revenues	2016	Percent of 2016 Revenues	Change from Prior Year
(in thousands)					Dollars	Percent
Total revenues	$28,555	100.0%	$31,086	100.0%	$(2,531)	(8.1)%
Total cost of revenues	21,915	76.7%	22,785	73.3%	(870)	(3.8)%
Gross profit	6,640	23.3%	8,301	26.7%	(1,661)	(20.0)%
Total operating expenses	9,028	31.6%	7,612	24.5%	1,416	18.6%
(Loss) income from operations	(2,388)	(8.4)%	689	2.2%	(3,077)	(446.6)%
Total other expense	(461)	(1.6)%	(770)	(2.5)%	309	(40.1)%
Loss before income taxes	(2,849)	(10.0)%	(81)	(0.3)%	(2,768)	3,417.3%
Income tax expense	(6,050)	(21.2)%	(202)	(0.6)%	(5,848)	2,895.0%
Net loss	$(8,899)	(31.2)%	$(283)	(0.9)%	$(8,616)	3,044.5%

In the context of results of operations discussions, the reportable segments Diagnostic Services and Mobile Healthcare are considered “Services,” and Diagnostic Imaging and Medical Device Sales and Service are considered “Product and Product-Related.”
Revenues
Services Revenue
Services revenue by segment is summarized as follows:

	Three Months Ended September 30,
(in thousands)	2017	2016	Change	% Change
Diagnostic Services	$12,171	$12,070	$101	0.8%
Mobile Healthcare	10,496	11,755	(1,259)	(10.7)%
Total Services Revenue	$22,667	$23,825	$(1,158)	(4.9)%
Diagnostic Services revenue increased $0.1 million, or 0.8%, compared to the prior year quarter due to higher volume of imaging days ran, partially offset by a decrease in the average mobile imaging rate per day.
Mobile Healthcare revenue decreased $1.3 million, or 10.7%, compared to the prior year quarter, attributable to decreases in provisional revenue of $0.8 million mainly from lower utilization, as well as decreases in mobile imaging revenue of $0.5 million due to an increase in cancellations. The activity and utilization of provisional assets can vary in each period based on sales execution, the number of imaging unit installations in the period (which require a provisional unit for the transition period), and imaging volume. The decrease during the year over year period is primarily due to sales execution. To address the decrease in provisional revenue that we have been experiencing in 2017, we made changes in March 2017 in leadership, operations and sales approach in our Mobile Healthcare business unit. Though we believe there has been a positive impact as a result of our changes, the impact of lower provisional sales will take several quarters to correct, and ultimately will still be subject to macro market conditions, associated need, and utilization of our provisional assets.

Product and Product-Related Revenue
Product and product-related revenue by segment is summarized as follows:

	Three Months Ended September 30,
(in thousands)	2017	2016	Change	% Change
Diagnostic Imaging	$2,975	$2,703	$272	10.1%
Medical Device Sales and Service	2,913	4,558	(1,645)	(36.1)%
Total Product and Product-Related Revenue	$5,888	$7,261	$(1,373)	(18.9)%
Diagnostic Imaging revenue increased $0.3 million, or 10.1%, compared to the prior year quarter, primarily attributable to an increase in product sales of $0.3 million due to an increase in the number of cameras sold, partially offset by a less favorable product mix resulting in a lower blended average selling price per camera quarter over quarter.
MDSS revenue decreased $1.6 million, or 36.1%, compared to the prior year quarter, primarily attributable to a decrease in commission revenue generated on product sales of $1.2 million, as well as a decrease in maintenance service revenue of $0.4 million. During the three months ended September 30, 2017, we experienced the year over year impact of losing a larger customer service contract in the prior year, as well as lower overall variable time and material revenue.
During the three months ended September 30, 2017 and 2016 in MDSS, we recognized $0.7 million and $1.8 million of product sales revenue, and $0.1 million and $0.2 million of installation and warranty service revenue, respectively. Due to the termination of the Philips agreement effective December 31, 2017, we will no longer generate revenue from product sales commissions, equipment installations, or warranties after December 31, 2017. These items amounted to $0.8 million and $2.1 million of revenue during the three months ended September 30, 2017 and 2016, respectively. See further discussion regarding the Philips contract terminations in the Overview section above.
Gross Profit
Services Gross Profit
Services gross profit and gross margin is summarized as follows:

	Three Months Ended September 30,
(in thousands)	2017	2016	% Change
Services gross profit	$4,038	$4,715	(14.4)%
Services gross margin	17.8%	19.8%
Diagnostic Services gross profit increased $0.1 million, or 4.3%, to $2.6 million in the current year quarter compared to $2.5 million in the prior year quarter, and the gross margin percentage was 21.2% in the current year quarter compared to 20.5% in the prior year quarter. The increase in gross margin percentage was mainly due to lower radiopharmaceutical costs as a result of favorable pricing under a new supplier contract entered into at the beginning of the year.
Mobile Healthcare gross profit decreased $0.8 million, or 35.1%, to $1.5 million in the current year quarter compared to $2.2 million in the prior year quarter, and gross margin percentage was 13.8% in the current year quarter compared to 19.0% in the prior year quarter. The decrease in gross margin percentage was primarily due to lower sales volume; partially offset by higher margins on provisional revenue compared to the prior year quarter.
Product and Product-Related Gross Profit
Product and product-related gross profit and margin is summarized as follows:

	Three Months Ended September 30,
(in thousands)	2017	2016	% Change
Product and product-related gross profit	$2,602	$3,586	(27.4)%
Product and product-related gross margin	44.2%	49.4%
Diagnostic Imaging gross profit increased $0.1 million, or 12.0%, to $1.3 million in the current year quarter compared to $1.2 million in the prior year quarter, and the gross margin percentage was 44.3% in the current year quarter compared to 43.5% in the prior year quarter. The increase in gross margin percentage was primarily due to lower variable compensation.
MDSS gross profit decreased $1.1 million, or 46.7%, to $1.3 million in the current year quarter compared to $2.4 million in the prior year quarter, and the gross margin percentage was 44.1% in the current quarter compared to 52.9% in the prior year quarter. The decrease in gross margin was primarily due to lower revenue.

During the three months ended September 30, 2017 and 2016 in MDSS, we recognized approximately $0.3 million and $0.4 million respectively of expenses included within cost of revenues from product sales, equipment installations, and warranty services. Subsequent to the Philips contract termination on December 31, 2017, we no longer expect to incur these expenses on a forward basis. See further discussion regarding the Philips contract terminations in the Overview section above.
Operating Expenses
Operating expenses are summarized as follows:

	Three Months Ended September 30,				Percent of Revenues
	2017	2016	Change		2017	2016
(in thousands)			Dollars	Percent
Marketing and sales	$1,992	$2,426	$(434)	(17.9)%	7.0%	7.8%
General and administrative	3,878	4,608	(730)	(15.8)%	13.6%	14.8%
Amortization of intangible assets	578	578	—	—%	2.0%	1.9%
Goodwill impairment	2,580	—	2,580	100.0%	9.0%	—%
Total operating expenses	$9,028	$7,612	$1,416	18.6%	31.6%	24.5%
Marketing and sales expenses decreased $0.4 million, or 17.9%, compared to the prior year quarter, primarily attributable to a decrease of $0.4 million in variable compensation as a result of lower sales, as well as lower headcount associated with changes made in leadership, operational, and sales approach to address lower provisional sales utilization in Mobile Healthcare.
General and administrative expenses decreased $0.7 million, or 15.8%, compared to the prior year quarter, primarily attributable to a decrease in employee related costs of $0.2 million, lower travel costs of $0.1 million, and lower legal and professional fees of $0.2 million.
Due to the termination of the Philips agreement, we anticipate a reduction of $2.5 million to overall marketing, sales, general and administrative expenses annually related to the reduction in our sales force subsequent to December 31, 2017, excluding any potential one-time severance costs related to elimination of these roles.
Goodwill non-cash impairment charges of $2.6 million were recognized during the three months ended September 30, 2017 related to our MDSS reporting unit. See Note 5 to the unaudited condensed consolidated financial statements for further information.
Total Other Expense
Total other expense is summarized as follows:

	Three Months Ended September 30,
(in thousands)	2017	2016
Other expense, net	$(237)	$(428)
Interest expense, net	(224)	(342)
Total other expense	$(461)	$(770)
Other expense, net for the three months ended September 30, 2017 and 2016 consisted of impairment losses recognized on our equity investments deemed to be other-than-temporarily impaired. See Note 6 to the unaudited condensed consolidated financial statements for further information.
Interest expense, net, for the three months ended September 30, 2017 and 2016 is predominantly comprised of cash interest costs and related amortization of deferred issuance costs on our debt. Interest expense, net decreased by $0.1 million compared to the prior year quarter primarily due to lower amortization of deferred issuance costs.
Income Tax Expense
Income tax expense was $6.1 million for the three months ended September 30, 2017 compared to $0.2 million for the three months ended September 30, 2016. For the three months ended September 30, 2017, we recorded an increase of $6.4 million to our valuation allowance due to uncertainties related to our ability to utilize some of our net operating losses before they expire, predominantly as a result of the unanticipated termination of the Philips distribution agreement on our near term forecasted income. See Note 9 to the unaudited condensed consolidated financial statements for further information related to the Company's income taxes.

Comparison of the Nine Months Ended September 30, 2017 and 2016
The following table summarize our results for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	Percent of 2017 Revenues	2016	Percent of 2016 Revenues	Change from Prior Year
(in thousands)					Dollars	Percent
Total revenues	$87,421	100.0%	$94,333	100.0%	$(6,912)	(7.3)%
Total cost of revenues	66,641	76.2%	67,202	71.2%	(561)	(0.8)%
Gross profit	20,780	23.8%	27,131	28.8%	(6,351)	(23.4)%
Total operating expenses	25,894	29.6%	25,523	27.1%	371	1.5%
(Loss) income from operations	(5,114)	(5.8)%	1,608	1.7%	(6,722)	(418.0)%
Total other expense	(1,788)	(2.0)%	(1,506)	(1.6)%	(282)	18.7%
(Loss) income before income taxes	(6,902)	(7.9)%	102	0.1%	(7,004)	(6,866.7)%
Income tax (expense) benefit	(6,845)	(7.8)%	12,222	13.0%	(19,067)	(156.0)%
Net (loss) income	$(13,747)	(15.7)%	$12,324	13.1%	$(26,071)	(211.5)%
Revenues
Services Revenue
Services revenue by segment is summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2017	2016	Change	% Change
Diagnostic Services	$36,932	$36,551	$381	1.0%
Mobile Healthcare	32,148	35,945	(3,797)	(10.6)%
Total Services Revenue	$69,080	$72,496	$(3,416)	(4.7)%
Diagnostic Services revenue increased $0.4 million, or 1.0%, compared to the prior year period due to a higher volume of imaging days ran, partially offset by a lower average mobile imaging rate per day, as well as a decrease of $0.2 million in revenue from our Telerhythmics business due to lower enrollments resulting from lower in-stock inventory availability to service patients. Though we believe we generally have sufficient inventory to service patients at Telerhythmics, we occasionally experience high demand periods that put pressure on meeting customer demand until more inventory becomes available.
Mobile Healthcare revenue decreased $3.8 million, or 10.6%, compared to the prior year period, attributable to decreases in provisional revenue of $2.6 million mainly due to lower utilization, as well as decreases in mobile imaging revenue of $1.3 million due to an increase in cancellations. The activity and utilization of provisional assets can vary in each period based on sales execution, the number of imaging unit installations in the period (which require a provisional unit for the transition period), and imaging volume. The decrease during the year over year period is primarily due to sales execution. To address the decrease in provisional revenue that we have been experiencing in 2017, we made changes in March 2017 in leadership, operations and sales approach in our Mobile Healthcare business unit. Though we believe there has been a positive impact as a result of our changes, the impact of lower provisional sales will take several quarters to correct, and ultimately will still be subject to macro market conditions, associated need, and utilization of our provisional assets.
Product and Product-Related Revenue
Product and product-related revenue by segment is summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2017	2016	Change	% Change
Diagnostic Imaging	$8,701	$9,703	$(1,002)	(10.3)%
Medical Device Sales and Service	9,640	12,134	(2,494)	(20.6)%
Total Product and Product-Related Revenue	$18,341	$21,837	$(3,496)	(16.0)%
Diagnostic Imaging revenue decreased $1.0 million, or 10.3%, compared to the prior year period, primarily attributable to a decrease in product sales of $0.8 million due to a decrease in the number of cameras sold and a less favorable mix, as well a decrease of $0.2 million in maintenance service revenue. During the prior year period, we sold a greater number of our Ergo and X-Act cameras, which have a higher selling price than our Cardius line of cameras. In addition, we experienced lower overall revenue from camera maintenance services due to lower time and material activities, which are variable in nature and based on customer needs, as well as a lower volume of service contracts.
Though the timing of Diagnostic Imaging product sales are impacted by customer budgets and overall healthcare market, we believe since the second quarter of 2017 that we are seeing some delays in larger product purchases based on the current uncertainty of the Affordable Care Act and the potential repeal or replacement of the program. If this uncertainty continues, we believe our product sales could experience continued softness in future periods.
MDSS revenue decreased $2.5 million, or 20.6%, compared to the prior year period, primarily attributable to a decrease in product sales of $1.5 million and maintenance service revenue of $1.1 million. During the third quarter of 2016, we had a larger customer transition their service contracts to other providers, which is the primary cause for the decrease in service revenue year over year.
During the nine months ended September 30, 2017 and 2016 in MDSS, we recognized $2.6 million and $4.0 million respectively in product sales revenue, respectively, and $0.4 million of installation and warranty service revenue in both periods. Due to the termination of the Philips agreement effective December 31, 2017, we will no longer generate revenue from product sales commissions, equipment installations, or warranties after December 31, 2017. These items amounted to $3.0 million and $4.4 million of revenue during the nine months ended September 30, 2017 and 2016, respectively. See further discussion regarding the Philips contract terminations in the Overview section above.
Gross Profit
Services Gross Profit
Services gross profit and gross margin is summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2017	2016	% Change
Services gross profit	$13,046	$15,701	(16.9)%
Services gross margin	18.9%	21.7%
Diagnostic Services gross profit increased $0.2 million, or 2.7%, to $8.2 million in the current year period compared to $7.9 million in the prior year period, and the gross margin percentage was 22.1% in the current year period compared to 21.7% in the prior year period. The increase in gross margin percentage was mainly due to lower radiopharmaceutical costs as a result of more favorable pricing under a new supplier contract entered into at the beginning of the year.
Mobile Healthcare gross profit decreased $2.9 million, or 37.0%, to $4.9 million in the current year period compared to $7.8 million in the prior year period, and gross margin percentage was 15.2% in the current year period compared to 21.6% in the prior year period. The decrease in gross margin percentage was primarily due to lower revenue compared to prior year; partially offset by higher margins on provisional revenue compared to the prior year period.
Product and Product-Related Gross Profit
Product and product-related gross profit and margin is summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2017	2016	% Change
Product and product-related gross profit	$7,734	$11,430	(32.3)%
Product and product-related gross margin	42.2%	52.3%
Diagnostic Imaging gross profit decreased $1.2 million, or 26.3%, to $3.5 million in the current year period compared to $4.7 million in the prior year period, and the gross margin percentage was 40.2% in the current year period compared to 48.9% in the prior year period. The decrease in gross margin percentage was primarily due to an unfavorable volume and mix of camera sold, as well as lower revenue associated with camera maintenance contracts.
MDSS gross profit decreased $2.4 million, or 36.6%, to $4.2 million in the current year period compared to $6.7 million in the prior year period, and the gross margin percentage was 44.0% in the current period compared to 55.1% in the prior year period. The decrease in gross margin was primarily due to lower revenue.
During the nine months ended September 30, 2017 and 2016 in MDSS, we recognized approximately $1.2 million and $1.1 million respectively of expenses included within cost of revenues from product sales, equipment installations, and warranty services. Subsequent to the Philips contract termination on December 31, 2017, we no longer expect to incur these expenses on a forward basis. See further discussion regarding the Philips contract terminations in the Overview section above.

Operating Expenses
Operating expenses are summarized as follows:

	Nine Months Ended September 30,				Percent of Revenues
	2017	2016	Change		2017	2016
(in thousands)			Dollars	Percent
Marketing and sales	$6,661	$7,888	$(1,227)	(15.6)%	7.6%	8.4%
General and administrative	14,919	15,900	(981)	(6.2)%	17.1%	16.9%
Amortization of intangible assets	1,734	1,735	(1)	(0.1)%	2.0%	1.8%
Goodwill impairment	2,580	—	2,580	100.0%	3.0%	—%
Total operating expenses	$25,894	$25,523	$371	1.5%	29.6%	27.1%
Marketing and sales expenses decreased $1.2 million, or 15.6%, compared to the prior year period, primarily due to lower variable compensation of $0.9 million, as a result of lower sales, as well as lower headcount and professional marketing costs of $0.4 million associated with changes made in leadership, operational, and sales approach to address lower provisional sales utilization in Mobile Healthcare.
General and administrative expenses decreased $1.0 million, or 6.2%, compared to the prior year period. The decrease was primarily due to $1.7 million of legal and professional fees incurred in the prior year period related to the acquisition and integration of DMS Health, lower variable compensation of $0.4 million, and lower bad debt expense of $0.4 million due to improved collections; partially offset by a $1.3 million litigation charge recorded during the period relating to a tentative settlement of a wage and hour lawsuit. See Note 8 to the unaudited condensed consolidated financial statements for further information.
Due to the termination of the Philips agreement, we anticipate a reduction of approximately $2.5 million to overall marketing, sales, general and administrative expenses annually related to a reduction in our sales force subsequent to December 31, 2017, excluding any potential one time severance costs associated with elimination of these roles.
Goodwill non-cash impairment charges of $2.6 million were recognized during the nine months ended September 30, 2017 related to our MDSS reporting unit. See Note 5 to the unaudited condensed consolidated financial statements for further information.
Total Other Expense
Total other expense is summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Other expense, net	$(237)	$(414)
Interest expense, net	(842)	(1,092)
Loss on extinguishment of debt	$(709)	$—
Total other expense	$(1,788)	$(1,506)
Other expense, net for the nine months ended September 30, 2017 and 2016 consisted of impairment losses recognized on our equity investments deemed to be other-than-temporarily impaired. See Note 6 to the unaudited condensed consolidated financial statements for further information.
Interest expense, net, for the nine months ended September 30, 2017 and 2016 is predominantly comprised of cash interest costs and related amortization of deferred issuance costs on our debt. Interest expense, net decreased $0.3 million compared to the prior year period due to lower amortization of deferred issuance costs of $0.1 million, as well as lower cash interest costs mainly due to lower average outstanding borrowings compared to the prior year.
Loss on extinguishment for the nine months ended September 30, 2017 is primarily related to the write-off of unamortized deferred financing costs related to the termination of the Wells Fargo Credit Agreement on June 21, 2017. See Note 7 to the unaudited condensed consolidated financial statements for further information.
Income Tax (Expense) Benefit
Income tax expense was $6.8 million for the nine months ended September 30, 2017, compared to a benefit of $12.2 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we recorded an increase of $8.5 million to our valuation allowance due to uncertainties related to our ability to utilize some of our net operating losses before they expire, predominantly as a result of the unanticipated termination of the Philips distribution agreement on our near term forecasted income. During the nine months ended September 30, 2016, our income tax benefit of $12.2 million was primarily due to a release of valuation allowance as a result of the DMS Health acquisition on January 1, 2016, which was recorded as a discrete income tax benefit during the period. See Note 9 to the unaudited condensed consolidated financial statements for further information related to the Company's income taxes.
Liquidity and Capital Resources
We generated $4.1 million of positive cash flow from operations during the nine months ended September 30, 2017. Cash flows from operations primarily represent inflows from net income (adjusted for depreciation, amortization, and other non-cash items), as well as the net effect of changes in working capital. Cash flows from investing activities primarily represent our investment in capital equipment required to maintain and grow our business, as well as acquisitions. Cash flows from financing activities primarily represent net proceeds from borrowings and receipt of cash related to the exercise of stock options, offset by outflows related to dividend payments and repayments of long-term borrowings.
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations, and availability on our revolving line of credit from our Comerica Credit Agreement. As of September 30, 2017, we had $1.1 million of cash and cash equivalents, as well as $6.5 million available under our revolving line of credit. We also have available a shelf registration statement that provides us with increased capital flexibility to pursue corporate objectives by allowing us to offer and sell up to $20.0 million of securities.
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
Sources and Uses of Cash
The following table shows cash flow information for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Net cash provided by operating activities	$4,101	$6,816
Net cash used in investing activities	$(493)	$(27,377)
Net cash (used in) provided by financing activities	$(4,708)	$7,046
Operating Activities
Net cash provided by operating activities was $4.1 million for the nine months ended September 30, 2017 compared to $6.8 million in the prior year period. The decrease in cash compared to the prior year period was primarily due to lower net income adjusted for non-cash items as a result of reduced revenues, partially offset by favorable working capital changes.
Investing Activities
Net cash used in investing activities was $0.5 million for the nine months ended September 30, 2017 compared to net cash used in investing activities of $27.4 million in the prior year period. The decrease in cash used in investing activities compared to the prior year period was primarily attributable to the outlay of $25.5 million of cash to acquire DMS Health in the prior year, a decrease of $2.4 million in purchases of capital equipment, partially offset by a decrease of $1.0 million in cash provided by maturities of available-for-sale securities.
Financing Activities
Net cash used in financing activities was $4.7 million for the nine months ended September 30, 2017 compared to net cash provided by financing activities for the nine months ended September 30, 2016 was $7.0 million. The decrease of $11.8 million was primarily due to a decrease of $17.0 million in net principal borrowings, which included initial financing received for the acquisition of DMS Health Technologies in the prior year, partially offset by a $5.8 million increase due to the release of restricted cash collateral balances as a result of the termination of our former credit facility under the Wells Fargo Credit Agreement.
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
At the Company’s option, the Comerica Credit Facility will bear interest at either (i) the LIBOR Rate, as defined in the Comerica Credit Agreement, plus a margin of 2.35%; or (ii) the PRR-based Rate, plus a margin of 0.5%. As further defined in the Comerica Credit Agreement, the "PRR-based Rate" means the greatest of (a) the Prime Rate in effect on such day (as defined in the Comerica Credit Agreement) plus 0.5%, or (b) the daily adjusting LIBOR Rate plus 2.50%. In addition to interest on outstanding borrowings under the Comerica Credit Facility, the revolving credit note bears an unused line fee of 0.25%, which is presented as interest expense. As of September 30, 2017, we had outstanding borrowings under the Comerica Credit Agreement of $18.5 million at a weighted average interest rate of 3.59%.
The Comerica Credit Agreement contains certain representations, warranties, events of default, as well as certain affirmative and negative covenants customary for credit agreements of this type. These covenants include restrictions on borrowings, investments and divestitures, as well as limitations on the Company’s ability to make certain restricted payments. These restrictions do not prevent or prohibit the payment of dividends by the Company consistent with past practice. The Comerica Credit Agreement requires us to comply with certain financial covenants, including fixed charge coverage and funded debt to Adjusted EBITDA ratios. The fixed charge coverage ratio is calculated based on the ratio of Adjusted EBITDA less capital expenditures and fixed charges (as defined in the Comerica Credit Agreement) measured on a quarterly basis as of the most recent fiscal quarter end. Per the Comerica Credit Agreement, we must maintain a fixed charge ratio of at least 1:25 for each trailing twelve month period as of the end of each fiscal quarter. The funded debt to Adjusted EBITDA ratio (as defined in the Comerica Credit Agreement) must be not more than 2:25 measured at each fiscal quarter.
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
At September 30, 2017, the Company was in compliance with all covenants.
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements.

Contractual Obligations
Due to the refinancing of our long-term debt and capital lease obligations entered into during the nine months ended September 30, 2017, our contractual obligations have changed materially from those reported in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in our Annual Report on Form 10-K filed with the SEC on February 28, 2017. The following table sets forth our future cash requirements of our long-term debt and interest and capital lease obligations as of September 30, 2017 (in thousands):

	Payments Due by Period
Contractual Obligations:	Total	October 1 - December 31, 2017	2018	2019	2020	2021	Thereafter
Long-term debt	$18,500	$—	$—	$—	$—	$—	$18,500
Interest on long-term debt (1)	3,180	170	673	673	674	673	317
Capital lease obligations (2)	2,726	263	790	604	509	489	71
Total	$24,406	$433	$1,463	$1,277	$1,183	$1,162	$18,888
(1) Interest on variable rate debt was estimated using rates in effect as of September 30, 2017.
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
As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.
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
See Note 8 to the unaudited condensed consolidated financial statements for a summary of legal proceedings.

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

Risks Related to Our Business and Industry

The following risk factor supersedes the risk factor reported under the caption "Risks Related to Our Business and Industry" under the subtitle "Our relationship with Philips Healthcare could be canceled with a short notice period, severely impacting our revenues and costs" included in our Form 10-K for the fiscal year ended December 31, 2016 we filed with the SEC on February 28, 2017.

The termination of the Philips Agreements will adversely impact our operations, revenues and costs, and the size of such impact may be beyond our current estimates.

On October 4, 2017, we filed a Current Report on Form 8-K with the SEC reporting that on September 28, 2017, we received a notice of termination from Philips canceling the Philips Agreements (the Consolidated Agreement, dated April 1, 2014, as amended on June 9, 2015, between Philips and DMS Health and the Remote Inside Sales Services Agreement, dated March 23, 2016) upon the normal close of business on December 31, 2017. We expect the termination of the Philips Agreements to adversely impact our MDSS segment by, among other things, eliminating product sales commission revenues associated with Philips branded products and to result in the loss of related installation and warranty revenues. Further, we expect the termination of the Philips Agreements may result in higher costs in our remaining post warranty contract services business in MDSS, which may adversely impact our cost structure related to personnel and infrastructure changes. Because we are still evaluating the overall impact that the termination of the Philips Agreements will have on our operations, we may experience additional adverse operational or cost structure impacts in the near-term and long-term that are currently unforeseeable or otherwise unknown. Any adverse changes in our operations or cost structure could adversely impact our profitability beyond our current estimates and the market price of shares of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1*	Consolidated Agreements, dated April 1, 2014, between DMS Health Technologies, Inc. and Philips Healthcare, a Division of Philips Electronics North America Corporation.
10.2*	Amendment, dated June 9, 2015, to the Consolidated Agreements between DMS Health Technologies, Inc. and Philips Healthcare, a Division of Philips Electronics North America Corporation.
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
_________________

*	Filed herewith.

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

DIGIRAD CORPORATION

Date:	November 3, 2017	By:	/s/ MATTHEW G. MOLCHAN
Matthew G. Molchan President and Chief Executive Officer (Principal Executive Officer)

Date:	November 3, 2017	By:	/s/ JEFFRY R. KEYES
Jeffry R. Keyes Chief Financial Officer (Principal Financial and Accounting Officer)