Form 10-K
period 2017-12-31
DIGIRAD CORP
filed 2018-02-28
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates based on the closing stock price on June 30, 2017, was $74,298,000. For purposes of this computation only, all executive officers and directors have been deemed affiliates.
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 23, 2018 was 20,094,282.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year ended December 31, 2017 are incorporated by reference into Part III of this report.

DIGIRAD CORPORATION
FORM 10-K—ANNUAL REPORT
For the Fiscal Year Ended December 31, 2017

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
Overview
Digirad delivers convenient, effective, and efficient healthcare solutions on an as needed, when needed, and where needed basis. Our diverse portfolio of mobile healthcare solutions and diagnostic imaging equipment and services, provides hospitals, physician practices, and imaging centers throughout the United States access to technology and services necessary to provide exceptional patient care in the rapidly changing healthcare environment.
Our Competitive Strengths
We believe that our competitive strengths are our streamlined and cost-efficient approach to providing healthcare solutions to our customers at the point of need as well as providing an array of industry-leading, technologically relevant healthcare imaging and monitoring services:

Imaging Services and Products

•
Broad Portfolio of Imaging Services. Approximately 78% of our revenues are derived from provision of diagnostic imaging services to our customers. Based on this, we have developed and continue to refine an industry leading, customer service focused approach to all our customers. We have found our focus in this area is a key factor in acquiring and keeping our service-based customers.

•
Unique Dual Sales and Service Offering. For the majority of our businesses, we offer a service-based model to our customers, allowing them to avoid making costly capital and logistical investments required to offer these services internally. Further, for a portion of our business, we have the ability to sell the underlying capital equipment directly to our customers should their needs change and they desire to provide services on their own with the underlying capital equipment. This ability to serve our customers in a variety of capacities from selling equipment directly, or providing more flexibility through a service-based model, allows us to serve our customers according to their exact needs, as well as the ability to capture both ends of the revenue spectrum.

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

1.
Organic growth from our core businesses. We believe that we operate in markets and geographies that will allow us to continue to grow our core businesses, allowing us to benefit from our scale and strengths. We plan to focus our efforts on markets in which we already have a presence in order to take advantage of personnel, infrastructure, and brand recognition we have in these areas.

2.
Introduction of new services. We plan to continue to focus on healthcare solutions related businesses that deliver necessary assets, services and logistics directly to the customer site. We believe that over time we can either purchase or develop new and complementary businesses and take advantage of our customer loyalty and distribution channels.

3.
Acquisition of similar or complementary businesses. We plan to continue to look at similar or complementary businesses that meet our internally developed financially disciplined approach for acquisitions to grow our company. We believe there are many potential targets in the range of $3 million to $10 million in annual revenues that can be acquired over time and integrated into our businesses. We will also look at larger, more transformational acquisitions if we believe the appropriate mix of value, risk and return is present for our shareholders. The timing of these potential acquisitions will always depend on market conditions, available capital, and the value for each transaction. In general, we want to be “value” buyers, and will not pursue any transaction unless we believe the post-transaction potential value is high for shareholders.

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

Business Segments
As of December 31, 2017, our business is organized into four reportable segments: Diagnostic Services, Mobile Healthcare, Diagnostic Imaging and Medical Device Sales and Services. See Note 13 to our accompanying consolidated financial statements for financial data relating to our segments. For discussion purposes, we categorized our Diagnostic Services and Mobile Healthcare reportable segments as “Services,” and our Diagnostic Imaging and Medical Devices Sales and Services reportable segments as “Product and Product-Related.” For the last three fiscal years, Services and Product and Product-Related activities had the following relative contribution to consolidated revenues:

	Year ended December 31,
	2017	2016	2015
Revenues:
Services	77.6%	76.1%	76.3%
Product and product-related	22.4%	23.9%	23.7%
Total revenues	100.0%	100.0%	100.0%
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

Mobile Healthcare
Through Mobile Healthcare, we provide contract diagnostic imaging, including computerized tomography (“CT”), magnetic resonance imaging (“MRI”), positron emission tomography (“PET”), PET/CT, and nuclear medicine and healthcare expertise to hospitals, integrated delivery networks (“IDNs”), and federal institutions on a long-term contract basis, as well as provisional (short-term) services to institutions that are in transition. These services are provided primarily when there is a cost, ease, and efficiency component of providing the services directly rather than owning and operating the related services and equipment directly by our customers.
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
Diagnostic Imaging
Through Diagnostic Imaging, we sell our internally developed solid-state gamma cameras, imaging systems and camera maintenance contracts. Our imaging systems include nuclear cardiac imaging systems, as well as general purpose nuclear imaging systems. We sell our imaging systems to physician offices and hospitals primarily in the United States, although we have sold a small number of imaging systems internationally. Our imaging systems are sold in both portable and fixed configurations, provide enhanced operability and improved patient comfort, fit easily into floor spaces as small as seven feet by eight feet, and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting, or within multiple departments of a hospital (e.g., emergency and operating rooms). Our Diagnostic Imaging segment revenues derive primarily from selling solid-state gamma cameras and post-warranty camera maintenance contracts.
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
Medical Device Sales and Services
Through Medical Device Sales and Service (“MDSS”), we provided: (a) contract sales services and (b) warranty and post-warranty services, under our contracts with Philips Healthcare (“Philips”), within a defined region in the upper Midwest region of the United States. Under the contract sales services, we primarily sold Philips branded imaging and patient monitoring systems, including CT, MRI, PET, PET/CT systems, ultrasound and patient and monitoring systems, and received a commission on these sales. For our equipment contract sales services, we did not take title to the underlying equipment; it was delivered directly to the end user by Philips. Under our warranty and post-warranty services, we provided warranty and post-warranty services on certain Philips equipment within this territory related to equipment we sold or other equipment sold in the territory.
On September 28, 2017, we received a notice of termination (the “Termination Notice”) from Philips that the Consolidated Agreement, dated April 1, 2014, as amended on June 9, 2015, between Philips and DMS Health Technologies ("DMS"), and the Remote Inside Sales Services Agreement dated March 23, 2016 (collectively, the "Philips Agreements"), were terminated upon the close of business on December 31, 2017 (the “Philips Termination”). The impact of the Termination Notice was to (a) end our contract sales services relationship with Philips as of December 31, 2017, effectively ending revenue associated with these services, and (b) end our relationship and support under our warranty and post-warranty services in the upper Midwest territory with Philips. However, the Philips Termination did not impact our ability to continue to service our existing contracts and allowed us opportunities to enter into new service contracts with customers outside the territory we were previously constrained to.

Based on the Philips Termination, we carefully considered the opportunity to run the post-warranty service business outside the relationship with Philips, but determined that ultimately due to pricing challenges and logistics, the best economic decision was to sell the business to Philips. Therefore, on December 22, 2017, we entered into an Asset Purchase Agreement (the “Philips Purchase Agreement”) with Philips to sell all of our MDSS customer contracts relating to the post-warranty service business for $8.0 million (the “Philips Transaction”). The Philips Transaction is subject to certain post-closing adjustments. In connection with entering into the Philips Purchase Agreement, we entered into an agreement with Philips pursuant to which we continued to provide installation and warranty services pursuant to an existing Service Agreement until January 31, 2018. On February 1, 2018, the Philips Transaction was closed. Following the closing, the Company's MDSS reportable segment ceased to exist. As a result, in 2018, the MDSS reportable segment is expected to be reported as discontinued operations.
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
Medical Device Sales and Services. Through our relationship with Philips Healthcare, we provided contract sales services of larger imaging systems and patient monitoring systems, as well as certain post warranty service contracts within a defined region in the upper Midwest region of the United States. For the imaging systems, we competed directly with other well-established healthcare products companies in the United States and throughout the world that sell similar devices that may have had a differing array of features and benefits that exceed the Philips products that we sold. Further, these competitors may have had a greater manufacturing capacity, reach and sales forces relative to the region we sold in, providing a competitive advantage.
For our post warranty service contracts, we compete with a variety of smaller and larger independent service providers that may pay their field staff lower wages, utilize used parts instead of OEM parts and fail to provide the training we provide. Competing with these entities sometimes puts us at a cost and price disadvantage.
See discussion above under “Medical Device Sales and Services” related changes with the MDSS reportable segment.
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
Patents
We have developed a patent portfolio that covers our products, components, and processes. We have 28 issued U.S. patents. The patents cover, among other things, aspects of solid-state radiation detectors, including our photodiodes, signal processing, and system configuration. Our issued patents expire between July 3, 2017 and August 27, 2030. We have multiple patents covering unique aspects and improvements for many of our products. We have entered into royalty-bearing licenses for several U.S. patents with third parties, where we are the licensee, for exclusive or non-exclusive use in nuclear imaging (subject to certain reservation of rights by the U.S. Government). While each of our patents applies to nuclear medicine, many also apply to the construction of area detectors for other types of medical and non-medical imagers and imaging methods.
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
Diagnostic Services and Mobile Healthcare. Our Diagnostic Services and Mobile Healthcare operations utilize radiopharmaceuticals for our nuclear services. The underlying raw material for creation of the array of doses utilized in nuclear medicine is produced from a total of five main production facilities throughout the world, typically from highly enriched uranium resources. Prior to 2016, there were a total of six of these world sources; one source, Chalk River, Canada, ceased its production of these raw materials as planned in 2016. The remaining resources have been and are expected to continue to produce enough raw materials to address the global market, but there continues to be pressure to utilize low or non-enriched uranium resources to produce the underlying nuclear doses.
Manufacturing
Diagnostic Imaging. We manufacture our nuclear imaging gamma cameras by employing a strategy that combines using internal manufacturing resources for devices requiring specific expertise due to our proprietary design coupled with qualified contract manufacturers. Mechanical and electronic components of our systems are produced by contract manufacturers, whereas the most complex components, final assembly and final system performance tests are performed at our facility. All of our suppliers of critical materials, components, and subassemblies undergo supplier qualifications and ongoing quality audits in accordance with our supplier quality process.
We and our contract manufacturers are subject to FDA Quality System Regulations, state regulations, and standards set by the International Organization for Standardization, or ISO. We are currently certified to the EN ISO 13485:2012 quality standard. We have received U.S. Food and Drug Administration ("FDA") 510(k) clearance for our complete nuclear imaging camera product line [Cardius® XPO, Cardius® X-ACT, and Ergo™ gamma cameras]. In addition, the X-ACT camera utilizes an x-ray technology to provide attenuation correction information for the SPECT reconstruction. We also have received additional FDA clearance of our Ergo™ large-field-of-view General Purpose Imager for use in intraoperative and molecular breast imaging.
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

Sales
We maintain separate sales organizations that are aligned with each of our business units, which operate independently but in cooperation with each other. Mobile Healthcare sales efforts are throughout the United States and Canada, though there typically is more effort expended in rural and smaller hospital areas, as these are the primary customers that we sell our services to and provide the most value. Diagnostic Services concentrates its efforts on twelve regional areas where the majority of our business is concentrated based on concentrations of people and cardiac disease. Diagnostic Imaging sales efforts are conducted throughout the United States and certain foreign countries, and are not concentrated to any particular region or area within the United States as the customer profile for this business can be at any hospital or physician practice. Diagnostic Services and Diagnostic Imaging, though separate sales teams, work collaboratively to help fulfill customer needs in either small practice mobile nuclear cardiac imaging services, or the potential to provide capital equipment sales should the customer decide to own the equipment in house. Traditionally, Medical Device Sales and Services concentrated its sales efforts in the Upper Midwest area of the United States based on our sales and service agreement with Philips. Similar to Diagnostic Imaging and Diagnostic Services, the sales teams of Mobile Healthcare and Medical Device Sales and Services worked collaboratively to field opportunities that could result in both the sale of capital equipment and/or an opportunity for mobile services to provide solutions for our customers in large imaging modalities to fit their needs. See discussion above under “Medical Device Sales and Services” related changes with the MDSS reportable segment.
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

Employees
As of December 31, 2017, we had a total of 515 full time employees, of which 319 were employed in clinical-related positions, 103 in operational roles, 63 in general and administrative functions, and 30 in marketing and sales. All positions are in the United States. We also utilize varying amounts of temporary workers as necessary to fulfill customer requirements. We have not experienced any work stoppages and consider our employee relations to be good.
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
Risks Related to Our Business and Industry
We may not be able to achieve the anticipated synergies and benefits from business acquisitions.
Part of our business strategy is to acquire businesses that we believe can complement our current business activities, both financially and strategically. On January 1, 2016, we acquired PRHC and its subsidiaries, including DMS Health Technologies, Inc. (“DMS Health”), with these synergistic benefits in mind. Previously we acquired MD Office on March 5, 2015, and Telerhythmics on March 13, 2014. Acquisitions involve many complexities, including, but not limited to, risks associated with the acquired business' past activities, loss of customers, regulatory changes that are not anticipated, difficulties in integrating personnel and human resource programs, integrating ERP systems and other infrastructures, general under performance of the business under Digirad control versus the prior owners, unanticipated expenses and liabilities, and the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002. There is no guarantee that our acquisitions will increase the profitability and cash flow of Digirad, and our efforts could cause unforeseen complexities and additional cash outflows, including financial losses. As a result, the realization of anticipated synergies or benefits from acquisitions may be delayed or substantially reduced, and could potentially result in the impairment of our investment in these businesses.
Our revenues may decline due to reductions in Medicare and Medicaid reimbursement rates.
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
Our manufacturing process within Diagnostic Imaging, and our warranty and post-warranty camera support business, rely on a limited number of third parties to supply certain key components and manufacture our products. Alternative sources of production and supply may not be readily available or may take several months to scale-up and develop effective production processes. If a disruption in the availability of parts or in the operations of our suppliers were to occur, our ability to have gamma cameras built as well as our ability to provide support could be materially adversely affected. In certain cases, we have developed backup plans and have alternative procedures should we experience a disruption. However, if these plans are unsuccessful or if we have a single source, delays in the production and support of our gamma cameras for an extended period of time could cause a loss of revenue and/or higher production and support costs, which could significantly harm our business and results of operations.
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
Our business is not widely diversified.
We provide our mobile diagnostic services and sell our products primarily into the cardiac nuclear and ultrasound imaging private practice, in-office markets and hospitals. We may not be able to leverage our assets and technology to diversify our products and services in order to generate revenue beyond these. If we are unable to diversify our product and service offerings, our financial condition may suffer.
We compete against businesses that have greater resources and different competitive strengths.
The market for mobile diagnostic services and diagnostic imaging systems is limited and has experienced some declines in the past. Some of our competitors have greater resources and a more diverse product offering than we do. Some of our competitors also enjoy significant advantages over us, including greater brand recognition, greater financial and technical resources, established relationships with healthcare professionals, larger distribution networks, and greater resources for product development and capital expenditures, as well as more extensive marketing and sales resources. If we are unable to expand our current market share, our revenues and related financial condition could decline.
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
Any intrusions or attacks on our information technology infrastructure could impact our ability to conduct operations and could subject us to fines, penalties, and lawsuits related to healthcare privacy laws.
The operation of our business includes use of complex information technology infrastructures, access to the information technology networks of our customers, as well as the collection of storing of patient information that is subject to HIPAA. In recent years, attacks on corporate information technology infrastructures have become more common and more sophisticated. Attacks can range from attempts that are routinely blocked by security and related infrastructure, to intrusions that disrupt activity temporarily, to extensive intrusions that severely impact or disable a network, including “ransom” ware that holds a network hostage until the impacted company pays a fee to the attacker. Further, attacks can specifically impact patient information stored on such networks, requiring a widespread notice to the affected population which can be very costly. Any successful attack on our network could severely impact our ability to conduct operations and could result in lost customers. Though we carry customary insurance for notification events in the event of a patient information breach under HIPAA, our coverage may not be sufficient to cover every situation, and any notification could severely impact our customer confidence and operations.

We are subject to risks associated with self-insurance related to health benefits.
To help control our overall long-term costs associated with employee health benefits, we are self-insured up to certain limits for our health plans. As such, we are subject to risks associated with self-insurance of these health plan benefits. To limit our exposure, we have third party stop-loss insurance coverage for both individual and aggregate claim costs. However, we could still experience unforeseen and potentially significant fluctuations in our health care costs based on a higher than expected volume of claims below these stop-loss levels. These fluctuations could have a material adverse effect on our financial position and results of operations.
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
On October 4, 2017, we filed a Current Report on Form 8-K with the SEC reporting that on September 28, 2017, we received a notice of termination (the “Termination Notice”) from Philips that the Consolidated Agreement, dated April 1, 2014, as amended on June 9, 2015, between Philips and DMS Health Technologies ("DMS"), and the Remote Inside Sales Services Agreement dated March 23, 2016 (collectively, the "Philips Agreements"), were terminated upon the close of business on December 31, 2017 (the “Philips Termination”). On December 22, 2017, we entered into an Asset Purchase Agreement (the “Philips Purchase Agreement”) with Philips to sell all of our MDSS customer contracts relating to the post-warranty service business for $8.0 million (the “Philips Transaction”), subject to certain post-closing adjustments. On February 1, 2018, the Philips Transaction was closed. Following the closing, the Company's MDSS reportable segment ceased to exist.
Because we are still evaluating the overall impact that the termination of the Philips Agreements and Philips Transaction will have on our operations, we may experience additional adverse operational or cost structure impacts in the near-term and long-

term that are currently unforeseeable or otherwise unknown. Any adverse changes in our operations or cost structure could adversely impact our profitability beyond our current estimates and the market price of shares of our common stock.
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
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At December 31, 2017, goodwill and net intangible assets represented $12.0 million, or 17.9% of our total assets. In addition, net property, plant and equipment assets totaled $28.4 million, or 42.5% of our total assets. If actual results differ from the assumptions and estimates used in our goodwill and long-lived asset valuation calculations, we could incur impairment charges, which could negatively impact our earnings.
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
During the year ended December 31, 2017, the Company recorded a $2.6 million goodwill impairment loss related to the termination of the Philips Agreements with DMS Health effective December 31, 2017. During the years ended December 31, 2017 and 2016, the Company recorded a $0.2 million and $0.3 million goodwill impairment loss, respectively, related to Telerhythmics, the Company's cardiac event monitoring services business that was acquired on March 13, 2014. No goodwill impairment charges were recognized during the year ended 2015. No other significant impairment losses on long-lived assets were recognized during the years ended December 31, 2017, 2016, and 2015. See Notes 2 and 6 to the accompanying consolidated financial statements for further discussion regarding goodwill and long-lived assets.

Risks Related to our Indebtedness
On June 21, 2017, we entered into a Revolving Credit Agreement (the “Comerica Credit Agreement”) with Comerica Bank, a Texas banking association (“Comerica”). The Comerica Credit Agreement is a five-year revolving credit facility (maturing in June 2022), which, as amended, has a maximum credit amount of $20.0 million (the “Comerica Credit Facility”). We used a portion of the financing made available under the Comerica Credit Facility to refinance and terminate, effective as of June 21, 2017, a certain Credit Agreement, dated January 1, 2016, by and among the Company, the subsidiaries of the Company, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.

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
Though the Comerica Credit Agreement does not limit our ability to pay dividends, if there was insufficient cash generation of our business to satisfy our required financial covenants, or if there is a default or event of default under the Comerica Credit Agreement that has occurred and is continuing, the Company may be required to reduce or eliminate its quarterly cash dividend until compliance with the financial covenants can be met.
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
The protective amendment contained in our Restated Certificate of Incorporation, which is intended to help preserve the value of certain income tax assets, primarily tax net operating loss carryforwards ("NOLs"), may have unintended negative effects.
Pursuant to Internal Revenue Code Sections 382 and 383, use of our NOLs may be limited by an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations thereunder. In order to protect the Company’s significant NOLs, we filed an amendment to the Restated Certificate of Incorporation of the Company (the “Protective Amendment”) with the Delaware Secretary of State on May 5, 2015.
The Protective Amendment was approved by the Company’s shareholders at the Company’s 2015 Annual Meeting of Shareholders held on May 1, 2015.
The Protective Amendment is designed to assist the Company in protecting the long-term value of its accumulated NOLs by limiting certain transfers of the Company’s common stock. The Protective Amendment’s transfer restrictions generally restrict any direct or indirect transfers of the common stock if the effect would be to increase the direct or indirect ownership of the common stock by any person from less than 4.99% to 4.99% or more of the common stock, or increase the percentage of the common stock owned directly or indirectly by a person owning or deemed to own 4.99% or more of the common stock. Any direct or indirect transfer attempted in violation of the Protective Amendment will be void as of the date of the prohibited transfer as to the purported transferee.
The Protective Amendment also requires any person attempting to become a holder of 4.99% or more of our common stock to seek the approval of our Board. This may have an unintended “anti-takeover” effect because our Board may be able to prevent any future takeover. Similarly, any limits on the amount of stock that a shareholder may own could have the effect of making it more difficult for shareholders to replace current management. Additionally, because the Protective Amendment may have the effect of restricting a shareholder’s ability to dispose of or acquire our common stock, the liquidity and market value of our common stock might suffer.
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
Our principal executive offices are located in Suwanee, Georgia, where we lease approximately 8,500 square feet of office space. We lease a 21,300 square foot facility in Poway, California that houses our Diagnostic Imaging operations. Our Diagnostic Services segment leases approximately 27 small hub locations in the various states in which we operate, which primarily house our fleet of cameras and vans. Diagnostic Services also operates a cardiac event monitoring center which is located in an approximately 8,078 square foot facility in Collierville, Tennessee. In addition to our leased properties, we own a 36,310 square foot facility in Fargo, North Dakota and a 16,769 square foot facility in Sioux Falls, South Dakota, both of which house our DMS Health businesses.
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

	Year ended December 31,
	2017		2016
	High	Low	High	Low
First Quarter	$5.68	$4.55	$5.74	$4.22
Second Quarter	5.45	3.75	6.12	4.78
Third Quarter	4.45	3.15	6.15	4.84
Fourth Quarter	3.50	1.90	5.18	4.15
As of February 23, 2018, there were approximately 177 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”
Dividend Policy
During the year ended December 31, 2016, we paid four quarterly cash dividends of $0.05 per common share for total dividends paid of $0.20 per common share. During the first half of 2017, we paid two quarterly dividends of $0.05 per common share and paid two quarterly dividends of $0.055 per common share in the second half of the year, for total dividends paid of $0.21 per common share. On February 1, 2018, we announced a dividend of $0.055 per common share payable on February 28, 2018 to shareholders of record as of February 15, 2018.
Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, and financial covenants under our Comerica Credit Agreement. Though the Comerica Credit Agreement does not limit our ability to pay dividends, if there was insufficient cash generation from our business to satisfy our required financial covenants, or if there is a default or event of default under the Comerica Credit Agreement that has occurred and is continuing, the Company may be required to reduce or eliminate its quarterly cash dividend until compliance with the financial covenants can be met.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities during the fiscal year 2017.
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

	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2017 – October 31, 2017	-	-	2,588,484	$6,271,789
November 1, 2017 – November 30, 2017	-	-	2,588,484	6,271,789
December 1, 2017 – December 31, 2017	-	-	2,588,484	6,271,789
As of December 31, 2017			2,588,484	$6,271,789

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
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Stock Market Index, the NASDAQ Medical Equipment Index, and the NASDAQ Healthcare Index. The period shown commences on December 31, 2012 and ends on December 31, 2017, the end of our most recent fiscal year. The graph assumes an investment of $100 on December 31, 2012, and the reinvestment of any dividends, if any. The comparisons shown in the graph below are based upon historical data.
The comparisons in the graph below are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Digirad Corporation	$100.00	$182.99	$228.54	$317.19	$285.08	$156.44
NASDAQ Stock Market (US Companies)	$100.00	$139.38	$160.72	$173.11	$190.07	$203.16
NASDAQ Medical Equipment Index	$100.00	$117.20	$135.96	$160.27	$175.57	$252.44
NASDAQ Healthcare	$100.00	$157.04	$201.75	$215.59	$180.19	$219.87

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our Audited Consolidated Financial Statements and related disclosures and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. Amounts are presented in thousands, except per share amounts.

	Year Ended December 31,
	2017 (1)	2016 (2)(3)	2015 (2)(4)		2014 (5)(6)	2013 (6)
Consolidated Statements of Operations Data:
Revenues:
Services	$91,865	$95,511	$46,407		$42,170	$37,171
Product and product-related	26,474	29,956	14,419		13,438	12,205
Total revenues	118,339	125,467	60,826		55,608	49,376
Cost of revenues:
Services	75,833	75,515	35,968		31,721	27,828
Product and product-related	14,104	14,179	6,949		7,247	7,432
Total cost of revenues	89,937	89,694	42,917		38,968	35,260
Gross profit	28,402	35,773	17,909		16,640	14,116
Operating expenses:
Research and development	—	—	—		—	1,025
Marketing and sales	9,154	10,049	4,741		4,730	4,411
General and administrative	19,360	19,988	9,888		8,344	8,118
Amortization of intangible assets	3,161	2,313	506		356	231
Restructuring loss	—	—	—		692	1,728
Gain on sale of assets and license agreement	—	—	—		—	(1,568)
Goodwill impairment	2,746	338	—		—	—
Total operating expenses	34,421	32,688	15,135		14,122	13,945
(Loss) income from operations	(6,019)	3,085	2,774		2,518	171
Other (expense) income:
Other (expense) income, net	(311)	212	(233)		58	63
Interest expense, net	(1,068)	(1,412)	(24)		(39)	(15)
Loss on extinguishment of debt	(709)	—	—		—	—
Total other (expense) income	(2,088)	(1,200)	(257)		19	48
(Loss) income before income taxes	(8,107)	1,885	2,517		2,537	219
Income tax (expense) benefit	(27,623)	12,417	19,123		(62)	45
Net (loss) income	$(35,730)	$14,302	$21,640		$2,475	$264
Net (loss) income per share:
Basic	$(1.79)	$0.73	$1.13		$0.13	$0.01
Diluted	$(1.79)	$0.71	$1.10		$0.13	$0.01
Shares used in per share calculations:
Basic	19,995	19,594	19,210		18,571	18,789
Diluted	19,995	20,067	19,690		18,878	19,159
Dividends declared per common share	$0.21	$0.20	$0.20		$0.20	$0.05

	December 31,
	2017	2016	2015		2014	2013
Consolidated Balance Sheets Data:
Cash and cash equivalents	$1,877	$2,203	$15,868		$14,051	$18,744
Working capital	8,606	4,406	23,041		24,659	29,044
Total assets	66,703	106,263	64,113		41,901	41,451
Capital lease obligations	2,690	1,119	1,567		767	488
Long-term debt, net of current portion	19,500	16,070	—	—	—	—
Total stockholders’ equity	27,799	66,481	54,155		32,645	33,386

(1)
Included in net loss for 2017 is an income tax expense of $27.6 million, as a result of impacts of the 2017 tax reform legislation and an increase in our tax valuation allowance related to deferred tax assets, that prior to 2017, we believed were more likely than not to be realized. The valuation allowance recorded in 2017 was established as a result of weighing all positive and negative evidence, including our recent history of cumulative losses over at least the past three years. See Note 10 to the accompanying consolidated financial statements for further information.

(2)
Included in net income for 2016 and 2015 is an income tax benefit of $12.4 million and $19.1 million, respectively, primarily related to the release of the valuation allowance associated with a portion of our deferred tax assets. See Note 10 to the accompanying consolidated financial statements for further information.

(3)	On January 1, 2016, we acquired DMS Health. The results of DMS Health are included in the results since the acquisition date. See Note 3 to the accompanying consolidated financial statements.

(4)	On March 5, 2015, we acquired MD Office. The results of MD Office are included in Diagnostic Services since the acquisition date.

(5)	On March 13, 2014, we acquired 100% of the membership interest of Telerhythmics. The results of Telerhythmics are included in Diagnostic Services since the acquisition date.

(6)	On January 27, 2014 and February 28, 2013, we entered into the Facilities restructuring initiative and the Diagnostic Imaging restructuring initiative, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Digirad delivers convenient, effective, and efficient healthcare solutions on an as needed, when needed, and where needed basis. Digirad's diverse portfolio of mobile healthcare solutions and diagnostic imaging equipment and services, provides hospitals, physician practices, and imaging centers throughout the United States access to technology and services necessary to provide exceptional patient care in the rapidly changing healthcare environment.
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
Recent Acquisitions
On March 5, 2015, we acquired MD Office Solutions (“MD Office”), a provider of in-office nuclear cardiology imaging in the northern and central California regions, which broadened our footprint in California and was incorporated into our Diagnostic Services segment.
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
Business Segments
As of December 31, 2017, we operate the Company in four reportable segments:

1.	Diagnostic Services

2.	Mobile Healthcare

3.	Diagnostic Imaging

4.	Medical Device Sales and Service
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
Diagnostic Services also offers remote cardiac event monitoring services through our Telerhythmics business. These services include provision of a monitor, remote monitoring by registered nurses, and 24 hours a day, 7 days a week monitoring support for our patients and physician customers. We offer modalities of mobile cardiac telemetry (“MCT”), mobile cardiac event monitoring (both in wireless and analog versions), holter monitoring, and pacemaker analysis. These services offer flexibility and convenience to our customers who do not have to incur the costs of staffing, equipment, and logistics to monitor patients as part of their standard of care. Our cardiac event monitoring services are provided primarily through an independent diagnostic testing facility model that allows us to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for our services, and is the only business at Digirad that bills Medicare, Medicaid, and private insurance directly.
Mobile Healthcare. Through Mobile Healthcare, we provide contract diagnostic imaging, including computerized tomography (“CT”), magnetic resonance imaging (“MRI”), positron emission tomography (“PET”), PET/CT, and nuclear medicine and healthcare expertise to hospitals, integrated delivery networks (“IDNs”), and federal institutions on a long-term contract basis, as well as provisional (short-term) services to institutions that are in transition. These services are provided primarily when there is a cost, ease, and efficiency component of providing the services directly rather than owning and operating the related services and equipment directly by our customers.
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
Medical Device Sales and Service. Through Medical Device Sales and Service (“MDSS”), we provided: (a) contract sales services and (b) warranty and post-warranty services, under our contracts with Philips Healthcare (“Philips”), within a defined region in the upper Midwest region of the United States. Under the contract sales services, we primarily sold Philips branded imaging and patient monitoring systems, including CT, MRI, PET, PET/CT systems, ultrasound and patient and monitoring systems, and received a commission on these sales. For our equipment contract sales services, we did not take title to the underlying equipment; it was delivered directly to the end user by Philips. Under our warranty and post-warranty services, we provided warranty and post-warranty services on certain Philips equipment within this territory related to equipment we sold or other equipment sold in the territory.
On September 28, 2017, we received a notice of termination (the “Termination Notice”) from Philips that the Consolidated Agreement, dated April 1, 2014, as amended on June 9, 2015, between Philips and DMS Health Technologies ("DMS"), and the Remote Inside Sales Services Agreement dated March 23, 2016 (collectively, the "Philips Agreements"), were terminated upon the close of business on December 31, 2017 (“Termination Date”). The impact of the Termination Notice was to (a) end our contract sales services relationship with Philips as of December 31, 2017, effectively ending revenue associated with these services, and (b) end our relationship and support under our warranty and post-warranty services in the upper Midwest territory with Philips. However, the Philips Termination did not impact our ability to continue to service our existing contracts and allowed us opportunities to enter into new service contracts with customers outside the territory we were previously constrained to.
Based on the Philips Termination, we carefully considered the opportunity to run the post-warranty service business outside the relationship with Philips, but determined that ultimately due to pricing challenges and logistics, the best economic decision was to sell the business to Philips. Therefore, on December 22, 2017, we entered into an Asset Purchase Agreement (the “Philips Purchase Agreement”) with Philips to sell all of our MDSS customer contracts relating to the post-warranty service business for $8.0 million (the “Philips Transaction”). The Philips Transaction is subject to certain post-closing adjustments. In connection with entering into the Philips Purchase Agreement, we entered into an agreement with Philips pursuant to which we continued to provide installation and warranty services pursuant to an existing Service Agreement until January 31, 2018. On February 1, 2018, the Philips Transaction was closed. Following the closing, the Company's MDSS reportable segment ceased to exist. As a result, in 2018, the MDSS reportable segment is expected to be reported as discontinued operations.
Our Market
The target market for our products and services is comprised of cardiologists, internal medicine physicians, family practice physicians, hospitals, IDNs, and federal institutions in the United States that perform or could perform a diagnostic imaging procedure, have a need for cardiac event monitoring, or have interest in purchasing a diagnostic imaging product. During the year ended December 31, 2017, through Diagnostic Services and Mobile Healthcare, we provided imaging services to 1,025 physicians, physician groups, hospitals, IDNs and federal institutions, and cardiac event monitoring services to 415 physicians and physician groups. Our Diagnostic Services and Mobile Healthcare businesses currently operate in approximately 40 states. In the past, our market has been negatively affected by lower reimbursements from the Center for Medicare and Medicaid Services (“CMS”) and third-party insurance providers for the codes under which our customers bill for our services, although reimbursements have stabilized in the last several years. We have addressed, and will continue to address, these market pressures by modifying our Diagnostic Services and Mobile Healthcare business models, and by assisting our healthcare customers in complying with new regulations and requirements.
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
Mobile Healthcare. The market for selling, servicing, and operating diagnostic imaging services, patient monitoring equipment, and imaging systems is highly competitive. Mobile Healthcare competes against a few large national and regional providers. In addition to direct competition from other providers of services similar to those offered by us, we compete with freestanding imaging centers and healthcare providers that have their own diagnostic imaging systems, as well as with equipment manufacturers that sell imaging equipment directly to healthcare providers for permanent installation. Some of the direct competitors, which provide contract MRI and PET/CT services, have access to greater financial resources than we do. In addition, some of our customers are capable of providing the same services we provide to their patients directly, subject only to their decision to acquire a high-cost diagnostic imaging system, assume the financial and technology risk, and employ the necessary technologists, rather than obtain equipment and services from us. We may also experience greater competition in states that currently have certificate of need laws if such laws were repealed, thereby reducing barriers to entry and competition in those states. We also compete against other similar providers in quality of services, quality of imaging systems, relationships with healthcare providers, knowledge and service quality of technologists, price, availability, and reliability.
Medical Device Sales and Services. Through our relationship with Philips Healthcare, we provided contract sales services of larger imaging systems and patient monitoring systems, as well as certain post warranty service contracts within a defined region in the upper Midwest region of the United States. For the imaging systems, we competed directly with other well-established healthcare products companies in the United States and throughout the world that sell similar devices that may have had a differing array of features and benefits that exceed the Philips products that we sold. Further, these competitors may have had a greater manufacturing capacity, reach and sales forces relative to the region we sold in, providing a competitive advantage.
For our post-warranty service contracts, we competed with a variety of smaller and larger independent service providers that may pay their field staff lower wages, utilize used parts instead of OEM parts and fail to provide the training we provided. Competing with these sources sometimes put us at a cost and price disadvantage.
See discussion above under “Business Segment” related changes with the MDSS reportable segment.
2017 Financial Highlights
Consolidated revenues were $118.3 million for the year ended December 31, 2017. This is a decrease of $7.1 million, or 5.7%, compared to the prior year due to the following:

•
Mobile Healthcare segment revenues decreased $4.4 million, or 9.2% primarily due to lower provisional revenue resulting from lower utilization, and lower mobile revenue due to an increase in mobile imaging cancellations.

•
Diagnostic Imaging segment revenues decreased $1.8 million, or 12.9%, primarily due to a decrease in the number of cameras sold and a lower blended average selling price per camera year over year, and lower revenue associated with camera maintenance time and material services.

•
MDSS segment revenue decreased $1.7 million, or 10.5%, primarily due to lower revenue associated with imaging system service contracts, a decrease in number of imaging system service contracts, and lower time and material services revenue.

•
These decreases in revenue were partially offset by an increase in our Diagnostic Services segment revenue of $0.7 million, or 1.5%, primarily due to an increase in the volume of total imaging days ran, partially offset by a lower average mobile imaging rate per day and lower enrollments in our Telerhythmics business.

Consolidated gross profit decreased $7.4 million, or 20.6%, compared to the prior year due to a decrease in revenue noted previously, as well as higher labor and employee related costs, and a lower benefit from a release of excess inventory reserves due to the sale of previously reserved inventory compared to the prior year.
Total operating expenses increased $1.7 million, or 5.3%, for the year ended December 31, 2017 compared to the prior year due to a non-cash impairment charge of goodwill of $2.6 million and accelerated amortization of intangible assets of $0.8 million, both recognized related to our MDSS reporting unit due to the termination of the Philips distribution agreement, and a $1.3 million litigation charge recorded during the period relating to a settlement of a wage and hour lawsuit, partially offset by $1.9 million in legal and professional fees incurred in the prior year related to the acquisition and integration of DMS Health, lower sales commissions of $0.5 million as a result of lower sales, and lower headcount and professional marketing costs of $0.6 million associated with changes made in leadership, operational, and sales approach to address lower provisional sales utilization in Mobile Healthcare.
Consolidated net loss for the year ended December 31, 2017 was $35.7 million, which is a decrease of $50.0 million compared to our net income of $14.3 million during the prior year. We recognized income tax expense of $27.6 million during the year ended December 31, 2017 compared to an income tax benefit of $12.4 million during the year ended December 31, 2016. Of this year over year change, $40.0 million was related to changes in income tax expense and benefit, primarily related to impacts of the 2017 tax reform legislation and changes in recognition of our deferred income assets associated with our net operating losses. The remaining changes was related to the previously discussed decrease in revenue and gross profit and increase in operating expenses.
For the year ended December 31, 2017, Diagnostic Services operated 93 nuclear gamma cameras and 59 ultrasound imaging systems, and Mobile Healthcare operated 99 PET, CT, MRI and ultrasound diagnostic imaging systems. We continue to strive to improve our overall profitability through more efficient utilization of our fleet of nuclear gamma cameras, ultrasound equipment, and PET, CT and MRI imaging systems. We measure efficiency by tracking system utilization, which is based on the percentage of days that our cameras, equipment and imaging systems are used to deliver services to customers out of the total number of days that they are available to deliver such services. System utilization for Diagnostic Services decreased to 63% for the year ended December 31, 2017, compared to 64% in the prior year, due to fewer mobile imaging days ran and a greater number of business days compared to 2016. System utilization for Mobile Healthcare was 84% for the year ended December 31, 2017, compared to 87% in the prior year, due to a decrease in provisional system utilization and an increase in mobile imaging cancellations.
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, reserves for contractual allowances and doubtful accounts, inventory valuation, goodwill valuation, share-based compensation, self-insured health insurance benefits, valuation of long-lived assets and income taxes. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

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
We also offer remote cardiac event monitoring services within our Diagnostic Services reportable segment, through our Telerhythmics business. Our cardiac event monitoring services are provided primarily through an independent diagnostic testing facility model which allows us to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for services provided. We also receive reimbursement directly from patients through co-pays and self-pay arrangements. Billings for services reimbursed by third party payors, including Medicare and Medicaid, are recorded as revenue net of contractual allowances. Contractual allowances are estimated based on historical collections by Current Procedural Terminology ("CPT") code for specific payors or class of payors. Adjustments to the estimated receipts, based on final settlement with the third-party payors, are recorded upon settlement.
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

Contractual Allowances
Our cardiac event monitoring services are provided primarily through an independent diagnostic testing facility model which allows us to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for services provided. Accounts receivable for cardiac event monitoring are recorded at the time revenue is recognized, net of contractual allowances. Contractual allowances are estimated based on historical collections by CPT code for specific payors, or class of payors. The ultimate collection of accounts receivable may not be known for several months after services have been provided and billed. Because of continuing changes in the healthcare industry and third-party reimbursement, it is possible that our estimates could change, which could have a material impact on our operations and cash flows.
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
Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. When indicators of impairment exist, we perform a review of the carrying value of our long-lived assets to be held and used, including certain identifiable intangible assets. No impairment losses were recorded on long-lived assets to be held and used during the years ended December 31, 2017, 2016, or 2015. During the year ended December 31, 2015, an impairment loss of less than $0.1 million was recorded related to the excess of the carrying amount above fair value of certain assets held for sale. No impairment losses were recorded on long-lived assets held for sale during the years ended December 31, 2017, or 2016.

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
On September 28, 2017, the Company received a termination notice from Philips that our agreement to provide contract sales and services on Philips equipment would be terminated, effective December 31, 2017. As a result, the Company reduced its forecasted revenue, gross margin and operating profit within its MDSS reporting unit. These factors are considered indicators of potential impairment and as a result, the Company performed an interim goodwill impairment analysis during the third quarter of 2017. As a result, the Company recorded an impairment loss of $2.6 million associated with the impairment assessment of the MDSS reporting unit during the year ended December 31, 2017.
During the years ended December 31, 2017 and 2016, we recorded goodwill impairment losses of $0.2 million and $0.3 million, respectively, within our Diagnostic Services segment related to our Telerhythmics business. The Company concluded that it was more likely than not that the carrying value of the Telerhythmics reporting unit were in excess of their respective values and therefore, updated its estimated fair value of these assets as of those dates. This conclusion was based on lower than expected operating results during the year ended December 31, 2016 and 2017, primarily as a result of lower sales volume and unfavorable mix in our cardiac event monitoring business.
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
Self-Insured Health Insurance Benefits
On January 1, 2017, we converted our employee health insurance plan from a fixed cost policy to a self-insured plan. The Company self-insures from the first dollar of loss up to specified retention levels. Eligible losses in excess of self-insurance retention levels and up to stated limits of liability are covered by a combination of a captive and third-party insurance programs.
For our policies under which we are responsible for losses, we record a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, claim experience, and is closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, our accrued liabilities might not be sufficient and additional expenses may be recorded. Actual claims experience could also be more favorable than estimated resulting in expense reductions. Unanticipated changes may produce materially different amounts of expense than that reported under these programs. As of December 31, 2017, the reserve for estimated claims incurred and unpaid was $1.0 million.
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

During the year ended December 31, 2015, we concluded that it was more likely than not that a portion of our deferred tax assets would be realized through future taxable income. This conclusion was based on our restructuring efforts in 2013 and 2014 and resulting sustained profitability for the second half of 2013, 2014, and 2015, as well as our projections of positive future earnings and other key operating factors. As of September 30, 2015, we had generated cumulative pretax income over the preceding twelve quarter period, and therefore the objective negative evidence of a history of operating losses was no longer present. The partial release of the valuation allowance associated with our deferred tax assets was the primary driver of the income tax benefit of $19.1 million for the year ended December 31, 2015. During the year ended December 31, 2016, as a result of the acquisition of DMS Health on January 1, 2016, we determined that it is more likely than not that additional deferred tax assets will be realized due to the increases in our forecasted taxable income. The partial release of the valuation allowance associated with our deferred tax assets was the primary driver of the income tax benefit of $12.4 million for the year ended December 31, 2016. During the year ended December 31, 2017, as a result of a three-year cumulative loss and recent events such as the unanticipated termination of the Philips distribution agreement and its effect on our near term forecasted income, we concluded that a full valuation allowance was necessary to offset our deferred tax assets. A significant piece of objective negative evidence evaluated as of December 31, 2017, was the cumulative pretax loss incurred over the three-year period ended December 31, 2017. The increase of the valuation allowance associated with our deferred tax assets resulted in $18.1 million of income tax expense for the year ended December 31, 2017.
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

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016
The following table sets forth our results from operations for the years ended December 31, 2017 and 2016:

	Year ended December 31,				Change from Prior Year
(in thousands)	2017	% of 2017 Revenues	2016	% of 2016 Revenues	Dollars	Percent
Total revenues	118,339	100.0%	125,467	100.0%	(7,128)	(5.7)%
Total cost of revenues	89,937	76.0%	89,694	71.5%	243	0.3%
Gross profit	28,402	24.0%	35,773	28.5%	(7,371)	(20.6)%
Operating expenses:
Marketing and sales	9,154	7.7%	10,049	8.0%	(895)	(8.9)%
General and administrative	19,360	16.4%	19,988	15.9%	(628)	(3.1)%
Amortization of intangible assets	3,161	2.7%	2,313	1.8%	848	36.7%
Goodwill impairment	2,746	2.3%	338	0.3%	2,408	712.4%
Total operating expenses	34,421	29.1%	32,688	26.1%	1,733	5.3%
(Loss) income from operations	(6,019)	(5.1)%	3,085	2.5%	(9,104)	(295.1)%
Other (expense) income, net	(311)	(0.3)%	212	0.2%	(523)	(246.7)%
Interest expense, net	(1,068)	(0.9)%	(1,412)	(1.1)%	344	(24.4)%
Loss on extinguishment of debt	(709)	(0.6)%	—	—%	(709)	(100.0)%
Total other expense	(2,088)	(1.8)%	(1,200)	(1.0)%	(888)	74.0%
(Loss) income before income taxes	(8,107)	(6.9)%	1,885	1.5%	(9,992)	(530.1)%
Income tax (expense) benefit	(27,623)	(23.3)%	12,417	9.9%	(40,040)	(322.5)%
Net (loss) income	$(35,730)	(30.2)%	$14,302	11.4%	$(50,032)	(349.8)%

Revenues
Services Revenue
Services revenue by segment is summarized as follows:

	Year Ended December 31,
(in thousands)	2017	2016	Change	% Change
Diagnostic Services	$49,016	$48,305	$711	1.5%
Mobile Healthcare	42,849	47,206	(4,357)	(9.2)%
Total Services Revenue	$91,865	$95,511	$(3,646)	(3.8)%
Diagnostic Services revenue increased $0.7 million, or 1.5%, compared to the prior year primarily due to higher volume of total imaging days ran, partially offset by a decrease in the average mobile imaging rate per day, as well as a decrease of $0.4 million in revenue from our Telerhythmics business due to lower enrollments resulting from lower in-stock inventory availability to service patients. Though we believe we generally have sufficient inventory to service patients at Telerhythmics, we occasionally experience high demand periods that put pressure on meeting customer demand until more inventory becomes available.
Mobile Healthcare revenue decreased $4.4 million, or 9.2%, compared to the prior year primarily due to a decrease in provisional revenue of $3.2 million mainly due to lower utilization, as well as a decrease in mobile imaging revenue of $1.3 million due to an increase in cancellations. The activity and utilization of provisional assets can vary in each period based on sales execution, the number of imaging unit installations in the period (which require a provisional unit for the transition period), and imaging volume. The decrease year over year is primarily due to sales execution. To address the decrease in provisional revenue we experienced in 2017, we made changes in March 2017 in leadership, operations and sales approach in our Mobile Healthcare business unit. Though we believe there has been a positive impact as a result of our changes, the impact of lower provisional sales will take several quarters to correct, and ultimately will still be subject to macro market conditions, associated need, and utilization of our provisional assets.

Overall, services revenue accounted for 77.6% of total revenues for the year ended December 31, 2017, compared to 76.1% for the prior year. We expect our Services revenue to continue to represent the larger percentage of our consolidated revenue and expect that percentage to increase in 2018 due to the impact of our Medical Device Sales and Services segment described below; however, the percentage will fluctuate quarter by quarter given the significant variability in the timing and volume of product sales associated with our Diagnostic Imaging segment.
Product and Product-Related Revenue
Product and product-related revenue by segment is summarized as follows:

	Year Ended December 31,
(in thousands)	2017	2016	Change	% Change
Diagnostic Imaging	$12,081	$13,870	$(1,789)	(12.9)%
Medical Device Sales and Service	14,393	16,086	(1,693)	(10.5)%
Total Product and Product-Related Revenue	$26,474	$29,956	$(3,482)	(11.6)%
Diagnostic Imaging revenue decreased $1.8 million, or 12.9%, compared to the prior year primarily due to a decrease in product sales of $1.3 million due to both a lower volumes and unfavorable mix of cameras sold, as well a decrease of $0.2 million in camera rental revenue, and a $0.3 million decrease in camera maintenance service revenue. During the prior year, we sold a greater number of our Ergo cameras, which have a higher selling price than our Cardius line of cameras. In addition, we experienced lower overall revenue from camera maintenance services due to lower time and material activities, which are variable in nature and based on customer needs. Though the timing of Diagnostic Imaging product sales is impacted by customer budgets and overall healthcare market, we believe, since the second quarter of 2017, that we are seeing some delays in larger product purchases based on the current uncertainty of the Affordable Care Act and the potential repeal or replacement of the program. If this uncertainty continues, we believe our product sales could experience continued softness in future periods.
MDSS revenue decreased $1.7 million, or 10.5%, compared to the prior year primarily due to a decrease in maintenance service revenue of $1.8 million. During the third quarter of 2016, we had a large customer transition their service contracts to other providers, which contributed $0.8 million to the decrease year over year. In addition, maintenance service revenue was also impacted by a decrease of $0.6 million in time and material revenue, which is variable in nature and based on customer needs. We do not expect to have further revenues and activities in our MDSS segment past the first quarter of 2018 as a result of a Philips contract cancellation as well as the sale of our MDSS service contracts. See further discussion in the “Business Segments” section above.
Gross Profit
Services Gross Profit
Services gross profit and gross margin is summarized as follows:

	Year Ended December 31,
(in thousands)	2017	2016	% Change
Services gross profit	$16,032	$19,996	(19.8)%
Services gross margin	17.5%	20.9%
Diagnostic Services gross profit decreased $0.5 million, or 5.2%, to $9.9 million in the current year compared to $10.5 million in the prior year, and the gross margin percentage was 20.3% in the current year compared to 21.7% in the prior year. The decrease in gross margin percentage was mainly due to lower revenue in our Telerhythmics business and $0.8 million higher employee related costs compared to the prior year period.
Mobile Healthcare gross profit decreased $3.4 million, or 36.0%, to $6.1 million in the current year compared to $9.5 million in the prior year, and gross margin percentage was 14.2% in the current year compared to 20.1% in the prior year. The decrease in gross margin percentage was primarily due to lower revenue and lower utilization of provisional assets compared to the prior year; partially offset by higher margins on provisional revenue compared to the prior year period.

Product and Product-Related Gross Profit
Product and product-related gross profit and gross margin is summarized as follows:

	Year Ended December 31,
(in thousands)	2017	2016	% Change
Product and product-related gross profit	$12,370	$15,777	(21.6)%
Product and product-related gross margin	46.7%	52.7%
Diagnostic Imaging gross profit decreased $2.1 million, or 29.2%, to $5.0 million in the current year compared to $7.1 million in the prior year, and the gross margin percentage was 41.7% in the current year compared to 51.3% in the prior year. The decrease in gross margin percentage was primarily due to lower product sales and camera maintenance revenue compared to the prior year.
MDSS gross profit decreased $1.3 million, or 15.3%, to $7.3 million in the current year compared to $8.7 million in the prior year, and the gross margin percentage was 51.0% in the current year compared to 53.8% in the prior year. The decrease in gross margin was primarily due to lower maintenance revenue.
Operating Expenses
Operating expense are summarized as follows:

	Year Ended December 31,				Percent of Revenues
			Change
(in thousands)	2017	2016	Dollars	Percent	2017	2016
Marketing and sales	$9,154	$10,049	(895)	(8.9)%	7.7%	8.0%
General and administrative	19,360	19,988	(628)	(3.1)%	16.4%	15.9%
Amortization of intangible assets	3,161	2,313	848	36.7%	2.7%	1.8%
Goodwill impairment	2,746	338	2,408	712.4%	2.3%	0.3%
Total operating expenses	$34,421	$32,688	1,733	5.3%	29.1%	26.1%
Marketing and sales expenses decreased $0.9 million, or 8.9%, compared to the prior year, primarily due to lower variable compensation of $0.5 million as a result of lower sales, as well as lower headcount and professional marketing costs of $0.6 million associated with changes made in leadership, operational, and sales approach to address lower provisional sales utilization in Mobile Healthcare. Marketing and sales expenses as a percentage of total revenues were 7.7% and 8.0% for the years ended December 31, 2017 and 2016, respectively.
General and administrative expenses decreased by $0.6 million, or 3.1%, compared to the prior year. The decrease was primarily due to $1.9 million of legal and professional fees incurred in the prior year period related to the acquisition and integration of DMS Health, and lower bad debt expense of $0.4 million due to improved collections; partially offset by a $1.3 million litigation charge recorded during the current year relating to a settlement of a wage and hour lawsuit as further discussed in Note 8 of the consolidated financial statements.
Due to the termination of the Philips Agreement and the sale of our post-warranty contracts as discussed in "Business Segments" above, we anticipate a reduction of approximately $2.5 million to overall marketing, sales, general and administrative expenses annually related to a reduction in our sales force subsequent to December 31, 2017, excluding any potential one-time severance costs associated with elimination of these roles.
The amortization of intangible assets increased by $0.8 million, or 36.7%, compared to the prior year, due to accelerated amortization recorded in the fourth quarter of 2017 on our intangible related to our Philips Agreements, terminated effective December 31, 2017.
Goodwill non-cash impairment charges increased by $2.4 million compared to the prior year, primarily as a result of impairment recorded during the third quarter of 2017 in our MDSS reporting unit. See Note 6 of the consolidated financial statements for further information.

Other (Expense) Income
Total other expense is summarized as follows:

	Year Ended December 31,
(in thousands)	2017	2016
Other income (expense), net	$(311)	$212
Interest expense, net	(1,068)	(1,412)
Loss on extinguishment of debt	(709)	—
Total other expense	$(2,088)	$(1,200)
Other expense, net was $0.3 million for the year ended December 31, 2017 compared to other income of $0.2 million in the prior year. Other expense, net for the year ended December 31, 2017 consisted of impairment losses recognized on our equity investments deemed to be other-than-temporarily impaired. Other income, net for the year ended December 31, 2016 consisted of a $0.6 million favorable settlement of a pre-acquisition litigation matter during the fourth quarter of 2016, partially offset by a $0.4 million impairment loss on our equity investments.
Interest expense, net for the year ended December 31, 2017 and 2016 is predominantly comprised of cash interest costs and related amortization of deferred issuance costs on our debt. Interest expense, net decreased $0.3 million compared to the prior year due to lower amortization of deferred issuance costs of $0.1 million, as well as lower cash interest costs mainly due to lower average outstanding borrowings compared to the prior year. See "Liquidity and Capital Resources" for a more detailed description of our current outstanding debt.
Loss on extinguishment of debt in the year ended December 31, 2017 is primarily related to the write-off of unamortized deferred financing costs related to the termination of the Wells Fargo Credit Agreement on June 21, 2017. See Note 7 of the consolidated financial statements for further information.
Income Tax (Expense) Benefit
Income tax expense was $27.6 million for the year ended December 31, 2017 compared to an income tax benefit of $12.4 million for the year ended December 31, 2016. During the year ended December 31, 2017, as a result of the 2017 tax reform legislation impact we recognized $11.6 million of income tax expense due to the re-measurement of our deferred tax assets and liabilities at the new U.S. federal tax rate of 21% from the previous rate of 34%, for years subsequent to 2017. Additionally, we recognized $18.1 million of income tax expense due to an increase in our tax valuation allowance related to deferred tax assets, that prior to 2017, we believed were more likely than not to be realized. The valuation allowance recorded in 2017 was established as a result of weighing all positive and negative evidence, including our recent history of cumulative losses over at least the past three years. During the year ended December 31, 2016, as a result of the acquisition of DMS Health on January 1, 2016, we determined that it is more likely than not that additional deferred tax assets will be realized due to the increases in our forecasted taxable income. The partial release of the valuation allowance associated with our deferred tax assets was the primary driver of the income tax benefit of $12.4 million for the year ended December 31, 2016.
See Note 10 to the accompanying consolidated financial statements for further information.

Comparison of Years Ended December 31, 2016 and 2015
The following table sets forth our results from operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,				Change from Prior Year
(in thousands)	2016	% of 2016 Revenues	2015	% of 2015 Revenues	Dollars	Percent
Total revenues	125,467	100.0%	60,826	100.0%	64,641	106.3%
Total cost of revenues	89,694	71.5%	42,917	70.6%	46,777	109.0%
Gross profit	35,773	28.5%	17,909	29.4%	17,864	99.7%
Operating expenses:
Marketing and sales	10,049	8.0%	4,741	7.8%	5,308	112.0%
General and administrative	19,988	15.9%	9,888	16.3%	10,100	102.1%
Amortization of intangible assets	2,313	1.8%	506	0.8%	1,807	357.1%
Goodwill impairment	338	0.3%	—	—%	338	100.0%
Total operating expenses	32,688	26.1%	15,135	24.9%	17,553	116.0%
Income from operations	3,085	2.5%	2,774	4.6%	311	11.2%
Other income (expense), net	212	0.2%	(233)	(0.4)%	445	(191.0)%
Interest expense, net	(1,412)	(1.1)%	(24)	—%	(1,388)	5,783.3%
Total other (expense) income	(1,200)	(1.0)%	(257)	(0.4)%	(943)	366.9%
Income before income taxes	1,885	1.5%	2,517	4.1%	(632)	(25.1)%
Income tax benefit	12,417	9.9%	19,123	31.4%	(6,706)	(35.1)%
Net income	$14,302	11.4%	$21,640	35.6%	$(7,338)	(33.9)%
Revenues
Services Revenue
Services revenue by segment is summarized as follows:

	Year Ended December 31,
(in thousands)	2016	2015	Change	% Change
Diagnostic Services	$48,305	$46,407	$1,898	4.1%
Mobile Healthcare	47,206	—	47,206	100.0%
Total Services Revenue	$95,511	$46,407	$49,104	105.8%
Services revenue increased $49.1 million, or 105.8%, compared to the prior year primarily due to the acquisition of DMS Health, and $0.6 million of incremental revenue associated with the MD Office acquisition, which occurred on March 5, 2015. Excluding the impact of acquisitions, revenue in the Diagnostic Services segment increased by $1.3 million, or 2.9%, compared to the prior year due to a greater number of imaging days provided, partially offset by a decrease in the average mobile imaging rate per day and decreased revenue from our Telerhythmics business due to less favorable mix compared to the prior year. In the year ended December 31, 2016, we experienced higher volume of imaging days ran for both new and existing customers as compared to the prior year. In addition, in the year ended December 31, 2015 we experienced a high rate of cancellations that did not occur in the year ended December 31, 2016. Including the acquisition of DMS Health, Services revenue accounted for 76.1% of total revenues for the year ended December 31, 2016, compared to 76.3% for the prior year.

Product and Product-Related Revenue
Product and product-related revenue by segment is summarized as follows:

	Year Ended December 31,
(in thousands)	2016	2015	Change	% Change
Diagnostic Imaging	$13,870	$14,419	$(549)	(3.8)%
Medical Device Sales and Service	16,086	—	16,086	100.0%
Total Product and Product-Related Revenue	$29,956	$14,419	$15,537	107.8%
Product and product-related revenue increased $15.5 million, or 107.8%, compared to the prior year primarily due to the acquisition of DMS Health. Excluding the impact of acquisition, Diagnostic Imaging segment revenues for the year ended December 31, 2016 decreased by $0.5 million, or 3.8%, compared to the prior year, primarily due to a decrease in the number of cameras sold and lower revenue associated with camera maintenance contracts, as well as a less favorable product mix during the year ended December 31, 2016 as compared to the prior year, which led to a lower blended average selling price per camera year over year.
Gross Profit
Services Gross Profit
Services gross profit and gross margin is summarized as follows:

	Year Ended December 31,
(in thousands)	2016	2015	% Change
Services gross profit	$19,996	$10,439	91.6%
Services gross margin	20.9%	22.5%
Services gross profit increased $9.6 million, or 91.6%, to $20.0 million in the year ended December 31, 2016 compared to $10.4 million in the prior year primarily due to the acquisitions of DMS Health and MD Office, and the gross margin percentage was 20.9% for the year ended December 31, 2016 compared to 22.5% in the prior year. The decrease in gross margin percentage was attributable to the acquisition of DMS Health and its relative contribution to gross profit, as well as slight unfavorability in our Diagnostic Services segment gross profit percentage due to the decrease in the average mobile imaging rate per day with the associated service costs remaining relatively consistent, as well as an unfavorable mix of services provided in our Telerhythmics business.
Product and Product-Related Gross Profit
Product and product-related gross profit and gross margin is summarized as follows:

	Year Ended December 31,
(in thousands)	2016	2015	% Change
Product and product-related gross profit	$15,777	$7,470	111.2%
Product and product-related gross margin	52.7%	51.8%
Product and product-related gross profit increased $8.3 million, or 111.2%, to $15.8 million in the year ended December 31, 2016 compared to $7.5 million in the prior year primarily due to the acquisition of DMS Health, and the gross margin percentage was 52.7% for the year ended December 31, 2016 compared to 51.8% in the prior year. Excluding the impact of the acquisition, Product gross margin percentage decreased slightly due to a less favorable mix of camera sales and a lower benefit from the release of excess inventory reserves related to the sale of previously reserved inventory.

Operating Expenses
Operating expense are summarized as follows:

	Year Ended December 31,				Percent of Revenues
			Change
(in thousands)	2016	2015	Dollars	Percent	2016	2015
Marketing and sales	$10,049	$4,741	5,308	112.0%	8.0%	7.8%
General and administrative	19,988	9,888	10,100	102.1%	15.9%	16.3%
Amortization of intangible assets	2,313	506	1,807	357.1%	1.8%	0.8%
Goodwill impairment	338	—	338	100.0%	0.3%	—%
Total operating expenses	$32,688	$15,135	17,553	116.0%	26.1%	24.9%
Marketing and sales expenses increased $5.3 million, or 112.0%, compared to the prior year, primarily as a result of the acquisition of DMS Health. Marketing and sales expenses as a percentage of total revenues were 8.0% and 7.8% for the years ended December 31, 2016 and 2015, respectively.
General and administrative expenses increased of $10.1 million, or 102.1%, compared to the prior year, primarily as a result of the acquisition of DMS Health, as well as an increase in legal and professional fees related to the acquisition and integration of DMS Health, and to a lesser extent, an increase in stock-based compensation and higher professional fees due to the impact of DMS Health. During the year ended December 31, 2016, we incurred acquisition and integration related costs of $1.9 million, compared to $1.3 million during the prior year. General and administrative expenses were 15.9% of total revenue for the year ended December 31, 2016 compared to 16.3% for the prior year.
The amortization of intangible assets resulted in $2.3 million of expenses for the year ended December 31, 2016, an increase of $1.8 million or 357.1%, compared to the prior year, primarily as the result of intangibles acquired as part of the acquisition of DMS Health.
During the year ended December 31, 2016, we recognized a $0.3 million goodwill impairment charge related to our Telerhythmics cardiac monitoring business.
Other (Expense) Income
Total other expense is summarized as follows:

	Year Ended December 31,
(in thousands)	2016	2015
Other income (expense), net	$212	$(233)
Interest expense, net	(1,412)	(24)
Total other expense	$(1,200)	$(257)
Other income, net was $0.2 million for the year ended December 31, 2016 compared to Other expense of $0.2 million in the prior year. The increase was due to a $0.6 million favorable settlement of a pre-acquisition litigation matter during the fourth quarter of 2016, partially offset by an increase of $0.2 million of impairment losses on our investment in Perma-Fix Medical, S.A. compared to the prior year.
Interest expense, net was $1.4 million for the year ended December 31, 2016, an increase of $1.4 million compared to the prior year, due interest and amortization of debt issuance costs related to our Credit Facility entered into on January 1, 2016.
Income Tax Benefit
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

Liquidity and Capital Resources
Overview
We generated $6.2 million of positive cash flow from operations during the year ended December 31, 2017. Cash flows from operations primarily represent inflows from net income (adjusted for depreciation, amortization, and other non-cash items), as well as the net effect of changes in working capital. Cash flows from investing activities primarily represent our investment in capital equipment required to maintain and grow our business, as well as acquisitions. Cash flows from financing activities primarily represent net proceeds from borrowings and receipt of cash related to the exercise of stock options, offset by outflows related to dividend payments and repayments of long-term borrowings.
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations, and availability on our revolving line of credit from our Comerica Credit Agreement. As of December 31, 2017, we had $1.9 million of cash and cash equivalents, as well as $5.4 million available under our revolving line of credit. We expect in future periods to utilize most of our available cash to reduce our outstanding balances under our Comerica Credit Agreement in order to minimize interest expense. We also have available a shelf registration statement that provides us with increased capital flexibility to pursue corporate objectives by allowing us to offer and sell up to $20.0 million of securities.
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
Cash Flows
The following table shows cash flow information for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$6,185	$10,834	$3,720
Net cash (used in) provided by investing activities	$(1,465)	$(29,111)	$2,199
Net cash (used in) provided by financing activities	$(5,046)	$4,612	$(4,102)
Operating Activities
Net cash provided by operating activities decreased by $4.6 million for the year ended December 31, 2017 compared to the prior year. The decrease in cash compared to the prior year period was primarily due to lower net income adjusted for non-cash items as a result of reduced revenues, partially offset by favorable working capital changes, primarily due to decreases in inventory and increases in accrued compensation.
Net cash provided by operating activities increased by $7.1 million for the year ended December 31, 2016 compared to the prior year. The increase is attributable to higher net income adjusted for non-cash items, partially offset by slightly unfavorable changes in working capital, primarily due to decreases in accrued compensation and deferred revenue compared to the prior year.
Investing Activities
Net cash used in investing activities decreased by $27.6 million for the year ended December 31, 2017 compared to the prior year. The decrease in cash used in investing activities compared to the prior year period was primarily attributable to the outlay of $25.5 million of cash to acquire DMS Health in the prior year, a decrease of $3.7 million in purchases of capital equipment, partially offset by a decrease of $1.4 million in cash provided by maturities of available-for-sale securities.
Net cash provided by investing activities increased by $31.3 million for the year ended December 31, 2016 compared to net cash used in the prior year. The increase in cash used in investment activities was primarily attributable to the outlay of $25.5 million of cash to acquire DMS Health, as well as an increase of $4.8 million in purchases of capital equipment compared to the prior year. See Note 3 to the accompanying consolidated financial statements for further information related to the acquisition of DMS Health.

Financing Activities
Net cash provided by financing activities decreased by $9.7 million for the year ended December 31, 2017 compared to the prior year. The decrease was primarily due to a decrease of $14.7 million in net principal borrowings as a result of initial borrowings received in the prior year for the acquisition of DMS Health Technologies and a decrease of $0.8 million in cash provided by option exercises; partially offset by a $6.2 million increase due to the release of restricted cash collateral balances as a result of the termination of our former credit facility under the Wells Fargo Credit Agreement.
Net cash provided by financing activities increased by $8.7 million for the year ended December 31, 2016 compared to net cash used in the prior year. The increase in cash provided by financing activities was primarily attributable to proceeds under our Credit Facility, net of issuance costs, consisting of initial proceeds received of $32.8 million used to finance the acquisition of DMS Health, and $3.7 million of borrowings during the year from our revolving credit facility, partially offset by $24.8 million of repayments of long-term borrowings (including approximately $9.4 million for the repayment of outstanding debt acquired in the DMS Health acquisition), as well as an increase of restricted cash of $3.1 million associated with the maintenance of cash collateral requirements under the former Wells Fargo Credit Agreement.

Capital Resources

Comerica Revolving Credit Facility
On June 21, 2017, the Company entered into a Revolving Credit Agreement (the “Comerica Credit Agreement”) with Comerica Bank, a Texas banking association (“Comerica”). The Comerica Credit Agreement provides for a five-year revolving credit facility with a maximum credit amount of $25.0 million maturing in June 2022 (the "Comerica Credit Facility"). As described below, on January 30, 2018 we entered into an amendment to the Comerica Credit Agreement, that, among other things, reduced maximum credit amount under the Comerica Credit Agreement to $20.0 million. The Company’s subsidiaries are guarantors under the Comerica Credit Agreement. Under the Comerica Credit Agreement, the Company can request the issuance of letters of credit in an aggregate amount not to exceed $1.0 million at any one time. As of December 31, 2017, we had outstanding borrowings under the Comerica Credit Agreement of $19.5 million at a weighted average interest rate of 3.90%.
At the Company’s option, the Comerica Credit Facility will bear interest at either (i) the LIBOR Rate, as defined in the Comerica Credit Agreement, plus a margin of 2.35%; or (ii) the PRR-based Rate, plus a margin of 0.5%. As further defined in the Comerica Credit Agreement, the "PRR-based Rate" means the greatest of (a) the Prime Rate in effect on such day (as defined in the Comerica Credit Agreement) plus 0.5%, or (b) the daily adjusting LIBOR Rate plus 2.50%. In addition to interest on outstanding borrowings under the Comerica Credit Facility, the revolving credit note bears an unused line fee of 0.25%, which is presented as interest expense. The borrowing availability under the Comerica Credit Agreement at December 31, 2017 was $5.4 million.
The Comerica Credit Agreement contains certain representations, warranties, events of default, as well as certain affirmative and negative covenants customary for credit agreements of this type. These covenants include restrictions on borrowings, investments and divestitures, as well as limitations on the Company’s ability to make certain restricted payments. These restrictions do not prevent or prohibit the payment of dividends by the Company consistent with past practice. The Comerica Credit Agreement requires us to comply with certain financial covenants, including a Fixed Charge Coverage Ratio and a Funded Debt to Adjusted EBITDA Ratio (each as defined in the Comerica Credit Agreement). The Fixed Charge Coverage Ratio is calculated based on the ratio of (a) Adjusted EBITDA, less (i) cash income taxes paid for such period, less (ii), FCCR Capital Expenditures (as defined in the Comerica Credit Agreement) made during such period, less (iii) payments, repurchases or redemptions of stock made during such period, less (iv) Distributions and Purchases (each as defined in the Comerica Credit Agreement) made during such period, to (b) (i) the Current Maturities of Long Term Debt (each as defined in the Comerica Credit Agreement) as of the last day of such period plus (ii) interest paid during such period. The Fixed Charge Coverage ratio is measured on a quarterly basis as of the most recent fiscal quarter end. Under the Comerica Credit Agreement we must maintain a fixed charge ratio of at least 1.25 to 1.00 for each trailing twelve-month period as of the end of each fiscal quarter. The funded debt to Adjusted EBITDA ratio (as defined in the Comerica Credit Agreement) must be not more than 2.25 to 1.00 measured at each fiscal quarter.
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
In connection with the Philips Transaction in which we sold our post-warranty service customer contracts to Philips, the Company entered into an Amendment No. 1 to the Comerica Credit Agreement, dated January 30, 2018. The Amendment to the Comerica Credit Agreement reduced the revolving credit commitment from $25.0 million to $20.0 million and modified the definitions of "Adjusted EBITDA," "FCCR Capital Expenditures" and "Revolving Credit Commitment" as used under the Comerica Credit Agreement. The Company will use the proceeds of $8.0 million in cash (subject to certain adjustments) received from the Philips Transaction to pay down its outstanding borrowings under the Comerica Credit Facility. See further discussion under "Business Segments" above.
At December 31, 2017, the Company was in compliance with all covenants.
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any off-balance sheet arrangements.
Contractual Obligations
The following table provides a summary of certain information concerning our obligations and commitments to make future payments, and is based on conditions in existence as of December 31, 2017 (amounts in thousands):

	Payments Due by Period (1)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$19,500	—	$—	$19,500	$—
Interest on long-term debt (1)	3,451	771	1,545	1,135	—
Operating lease obligations	4,277	1,873	1,963	441	—
Capital lease obligations (2)	2,957	915	1,361	681	—
Purchase obligations (3)	4,876	2,997	1,879	—
Total Contractual Obligations	$35,061	$6,556	$6,748	$21,757	$—
(1) Interest on variable rate debt was estimated using rates in effect as of December 31, 2017.
(2) Capital lease obligations include related interest obligations.
(3) Amounts include noncancellable service agreements to maintain portions of the fleet of imaging machines in our Mobile Healthcare segment and inventory purchase commitments in our Diagnostic Imaging segment.
In the schedule of estimated future payments related to our contractual obligations, we excluded unrecognized tax benefits due to the uncertainty of the amount and the period of payment. As of December 31, 2017, we had unrecognized tax benefits of approximately $3.9 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is subject to interest rate volatility with regard to existing and future issuances of debt. Borrowings under the Company's Credit Facility bear interest at floating rates plus an applicable margin, based on LIBOR or prime rate. Accordingly, we are exposed to market risk for fluctuations in interest rates. As of December 31, 2017, we had outstanding borrowings under the Comerica Credit Agreement of $19.5 million.
Based on outstanding borrowings as of December 31, 2017, the effect of a 100 basis point change in current interest rates on annualized interest expense would be approximately $0.2 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DIGIRAD CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Digirad Corporation
Poway, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Digirad Corporation (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2015.

San Diego, California

February 28, 2018

DIGIRAD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year ended December 31,
	2017	2016	2015
Revenues:
Services	$91,865	$95,511	$46,407
Product and product-related	26,474	29,956	14,419
Total revenues	118,339	125,467	60,826

Cost of revenues:
Services	75,833	75,515	35,968
Product and product-related	14,104	14,179	6,949
Total cost of revenues	89,937	89,694	42,917

Gross profit	28,402	35,773	17,909

Operating expenses:
Marketing and sales	9,154	10,049	4,741
General and administrative	19,360	19,988	9,888
Amortization of intangible assets	3,161	2,313	506
Goodwill impairment	2,746	338	—
Total operating expenses	34,421	32,688	15,135

(Loss) income from operations	(6,019)	3,085	2,774

Other (expense) income:
Other (expense) income, net	(311)	212	(233)
Interest expense, net	(1,068)	(1,412)	(24)
Loss on extinguishment of debt	(709)	—	—
Total other expense	(2,088)	(1,200)	(257)

(Loss) income before income taxes	(8,107)	1,885	2,517
Income tax (expense) benefit	(27,623)	12,417	19,123
Net (loss) income	$(35,730)	$14,302	$21,640

Net (loss) income per share:
Basic	$(1.79)	$0.73	$1.13
Diluted	$(1.79)	$0.71	$1.10

Dividends declared per common share	$0.21	$0.20	$0.20

Net (loss) income	$(35,730)	$14,302	$21,640
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	17	(42)	(221)
Reclassification of other-than-temporary losses on available-for-sale securities included in net (loss) income	52	230	—
Total other comprehensive income (loss), before tax	69	188	(221)
Provision for income taxes	(22)	—	—
Total other comprehensive income (loss), after tax	47	188	(221)
Comprehensive (loss) income	$(35,683)	$14,490	$21,419

See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$1,877	$2,203
Securities available-for-sale	97	917
Accounts receivable, net	15,887	14,503
Inventories, net	5,501	5,987
Restricted cash	242	1,376
Other current assets	1,972	2,093
Total current assets	25,576	27,079
Property and equipment, net	28,365	31,407
Intangible assets, net	8,467	11,628
Goodwill	3,491	6,237
Deferred tax assets	—	27,019
Restricted cash	101	2,100
Other assets	703	793
Total assets	$66,703	$106,263

Liabilities:
Current liabilities:
Accounts payable	$5,207	$6,514
Accrued compensation	5,507	3,962
Accrued warranty	204	196
Deferred revenue	3,137	3,123
Current portion of long-term debt	—	5,358
Other current liabilities	2,915	3,520
Total current liabilities	16,970	22,673
Long-term debt, net of current portion	19,500	16,070
Deferred tax liabilities	254	—
Other liabilities	2,180	1,039
Total liabilities	38,904	39,782

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 20,060,311 and 19,892,557 shares issued and outstanding (net of treasury shares) at December 31, 2017 and 2016, respectively	2	2
Treasury stock, at cost; 2,588,484 shares at December 31, 2017 and 2016	(5,728)	(5,728)
Additional paid-in capital	148,163	151,696
Accumulated other comprehensive loss	(5)	(52)
Accumulated deficit	(114,633)	(79,437)
Total stockholders’ equity	27,799	66,481
Total liabilities and stockholders’ equity	$66,703	$106,263

See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2017	2016	2015
Operating activities
Net (loss) income	$(35,730)	$14,302	$21,640
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,903	7,576	1,935
Amortization of intangible assets	3,161	2,313	506
Provision for bad debts, net of recoveries	174	542	266
Goodwill impairment	2,746	338	—
Stock-based compensation	852	1,024	616
Amortization of loan fees	177	368	—
Loss on extinguishment of debt	709	—	—
(Gain) loss on sale of assets	(66)	(83)	67
Impairment of investment	311	413	233
Amortization of premium on investments	—	30	115
Deferred income taxes	27,530	(12,479)	(18,599)
Other, net	(160)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,567)	(1,144)	(1,246)
Inventories	409	(1,349)	(811)
Other assets	(14)	1,384	197
Accounts payable	(1,244)	439	(203)
Accrued compensation	1,545	(1,100)	(889)
Deferred revenue	6	(347)	29
Other liabilities	(673)	(1,393)	(380)
Restricted cash	116	—	244
Net cash provided by operating activities	6,185	10,834	3,720
Investing activities
Purchases of property and equipment	(2,531)	(6,185)	(1,424)
Proceeds from sale of property and equipment	167	266	18
Purchases of securities available-for-sale	(18)	—	—
Maturities of securities available-for-sale	917	2,290	4,602
Investment in stock	—	—	(1,000)
Cash paid for acquisitions, net of cash acquired	—	(25,482)	3
Net cash (used in) provided by investing activities	(1,465)	(29,111)	2,199
Financing activities
Proceeds from long-term borrowings	37,569	37,007	—
Repayment of long term debt	(40,032)	(24,794)	—
Change in restricted cash	3,017	(3,143)	—
Loan issuance costs	(271)	(504)	(300)
Dividends paid	(4,195)	(3,913)	(3,833)
Issuance of common stock	5	822	624
Taxes paid related to net share settlement of equity awards	(195)	(97)	—
Cash paid for contingent consideration for acquisitions	(27)	(27)	—
Repayment of obligations under capital leases	(917)	(739)	(593)
Net cash (used in) provided by financing activities	(5,046)	4,612	(4,102)
Net (decrease) increase in cash and cash equivalents	(326)	(13,665)	1,817
Cash and cash equivalents at beginning of year	2,203	15,868	14,051
Cash and cash equivalents at end of year	$1,877	$2,203	$15,868
Supplemental Information

Cash paid during the period for interest	$856	$936	$—
Cash paid during the period for income taxes	$127	$286	$62
Non-Cash Investing Activities
Assets acquired by entering into capital lease	$2,422	$329	$1,393
Issuances of common stock for acquisitions	$—	$—	$2,684

See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock		Treasury Stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2014	18,616	$2	$(5,728)	$153,769	$(19)	$(115,379)	$32,645
Stock-based compensation	—	—	—	616	—	—	616
Issuances of common stock for acquisition	610	—	—	2,684	—	—	2,684
Shares issued under stock incentive plans	190	—	—	624	—	—	624
Dividends paid	—	—	—	(3,833)	—	—	(3,833)
Net income	—	—	—	—	—	21,640	21,640
Unrealized loss on securities available-for-sale	—	—	—	—	(221)	—	(221)
Balance at December 31, 2015	19,416	2	(5,728)	153,860	(240)	(93,739)	54,155
Stock-based compensation	—	—	—	1,024	—	—	1,024
Issuances of common stock for acquisition	—	—	—	—	—	—	—
Shares issued under stock incentive plans	476	—	—	725	—	—	725
Dividends paid	—	—	—	(3,913)	—	—	(3,913)
Net income	—	—	—	—	—	14,302	14,302
Unrealized loss on securities available-for-sale	—	—	—	—	(42)	—	(42)
Reclassification of other-than-temporary losses on available-for-sale securities included in net income	—	—	—	—	230	—	230
Balance at December 31, 2016	19,892	2	(5,728)	151,696	(52)	(79,437)	66,481
Stock-based compensation	—	—	—	852	—	—	852
Shares issued under stock incentive plans, net of shares withheld for employee taxes	168	—	—	(190)	—	—	(190)
Dividends paid	—	—	—	(4,195)	—	—	(4,195)
Net income	—	—	—	—	—	(35,730)	(35,730)
Unrealized gain on securities available-for-sale	—	—	—	—	17	—	17
Reclassification of other-than-temporary losses on available-for-sale securities included in net income	—	—	—	—	52	—	52
Provision for income taxes					(22)		(22)
Cumulative effect of change in accounting principle	—	—	—	—	—	534	534
Balance at December 31, 2017	20,060	$2	$(5,728)	$148,163	$(5)	$(114,633)	$27,799

See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	The Company
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
On January 1, 2016, we acquired Project Rendezvous Holding Corporation, the holding company of DMS Health Technologies. DMS Health Technologies (“DMS Health”) offers mobile diagnostic imaging across multiple imaging modalities, including Positron Emission Tomography (“PET”), Computed Tomography (“CT”), Magnetic Resonance Imaging (“MRI”) as well as other imaging and healthcare services. These services are provided to regional and rural hospitals and institutions throughout the United States. In addition, DMS Health, through an exclusive relationship with Philips Healthcare which was terminated effective December 31, 2017, provided contract sales and services on Philips' imaging and patient monitoring equipment within a defined region of the upper Midwest region of the United States.
With the acquisition of DMS Health, we operate in four reportable segments: Diagnostic Services, Diagnostic Imaging, Mobile Healthcare, and Medical Device Sales and Services ("MDSS"). These four reportable segments are collectively referred to herein as the "Company." See Note 13 to the consolidated financial statements for more information related to the Company's segments.

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
The financial results for the years ended December 31, 2017 and 2016 include the financial results of DMS Health. See Note 3 to the consolidated financial statements for more information related to the acquisition of DMS Health.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Significant estimates and judgments include those related to revenue recognition, reserves for doubtful accounts and contractual allowances, self-insurance, inventory valuation, and income taxes. Actual results could materially differ from those estimates.
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
We also offer remote cardiac event monitoring services within our Diagnostic Services reportable segment, through our Telerhythmics business. Our cardiac event monitoring services are provided primarily through an independent diagnostic testing facility model which allows us to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for services provided. We also receive reimbursement directly from patients through co-pays and self-pay arrangements. Billings for services reimbursed by third-party payors, including Medicare and Medicaid, are recorded as revenue net of contractual allowances. Contractual allowances are estimated based on historical collections by Current Procedural Terminology ("CPT") code for specific payors or class of payors. Adjustments to the estimated receipts, based on final settlement with the third party payors, are recorded upon settlement.
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
Medical Device Sales and Service product revenues are derived from equipment sales and warranty and post-warranty service efforts, under our exclusive contract with Philips Healthcare which was terminated effective December 31, 2017. Revenue from equipment sales primarily consists of commission income, which represents the commission the Company earns for selling Philips equipment and supplies to end users, and is reported on a net basis upon delivery. Revenue related to warranty and service contracts that extend over multiple months is accounted for on the proportional-performance method, which the Company deems to be on a straight-line basis. Finally, revenue related to time-and-materials service contracts is recognized in the month services are performed and collection is reasonably assured.
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
Fair Value of Financial Instruments
The authoritative guidance for fair value measurements defines fair value for accounting purposes, establishes a framework for measuring fair value, and provides disclosure requirements regarding fair value measurements. The guidance defines fair value as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Our financial instruments primarily consist of cash equivalents, securities available-for-sale, accounts receivable, other current assets, restricted cash, accounts payable, contingent consideration, and other current liabilities. The carrying amount of these financial instruments generally approximate fair value due to their short-term nature. Securities available-for-sale are recorded at fair value.
Cash and Cash Equivalents
We consider all investments with a maturity of three months or less when acquired to be cash equivalents.
Securities Available-for-Sale
As of December 31, 2017, securities available-for-sale consist of investments in equity securities that are publicly traded. These investments include shares held in Birner Dental Management Services ("Birner Dental"), a publicly traded company whose board of directors include a current Director of the Company. We classify all debt securities and a portion of equity securities as available-for-sale and as current assets, as the sale of such securities may be required prior to maturity to execute management strategies. One of our equity securities, Perma-Fix Medical S.A. ("Perma-Fix Medical"), is classified as an other asset (non-current), as the investment is strategic in nature and our current intent is to hold the investment over a several year period. Securities available-for-sale are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis.

A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. We review various factors in making this determination, including the duration and severity of the decline in relation to our cost basis. During the years ended December 31, 2017, 2016, and 2015 the Company recognized other-than-temporary impairment charges of $0.3 million, $0.4 million, and $0.2 million, respectively.
The following table sets forth the composition of securities available-for-sale as of December 31, 2017 and 2016 (in thousands):

As of December 31, 2017	Maturity in Years	Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt securities	Less than 1 year	$—	$—	$—	$—
Corporate debt securities	1-3 years	—	—	—	—
Equity securities	-	191	17	—	208
		$191	$17	$—	$208

As of December 31, 2016	Maturity in Years	Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt securities	Less than 1 year	$917	$—	$—	$917
Corporate debt securities	1-3 years	—	—	—	—
Equity securities	-	$308	$—	$(53)	$255
		$1,225	$—	$(53)	$1,172
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
Our cardiac event monitoring services are provided primarily through an independent diagnostic testing facility model which allows us to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for services provided. Accounts receivable related to cardiac event monitoring are recorded at the time revenue is recognized, net of contractual allowances. Contractual allowances are estimated based on historical collections by Current Procedural Terminology (“CPT”) code for specific payors, or class of payors. A provision for contractual allowances is charged against Services revenues.

The following table summarizes our allowance for doubtful accounts, billing adjustments, and contractual allowances as of and for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Allowance for Doubtful Accounts (1)	Reserve for Billing Adjustments (2)	Reserve for Contractual Allowances (2)
Balance at December 31, 2014	$264	$7	$707
Provision adjustment	483	105	22,256
Write-offs and recoveries, net	(303)	(102)	(22,373)
Balance at December 31, 2015	444	10	590
Provision adjustment	740	182	24,280
Write-offs and recoveries, net	(653)	(179)	(24,355)
Balance at December 31, 2016	531	13	515
Provision adjustment	453	133	19,307
Write-offs and recoveries, net	(431)	(137)	(19,375)
Balance at December 31, 2017	$553	$9	$447

(1)	The provision was charged against general and administrative expenses.

(2)	The provision was charged against Services revenue.
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
The following table summarizes our reserves for excess and obsolete inventory as of and for the years ended December 31, 2017, 2016, and 2015 (in thousands):

Reserve for Excess and Obsolete Inventories (1)
Balance at December 31, 2014	$1,913
Provision adjustment	(967)
Write-offs and scrap	(227)
Balance at December 31, 2015	719
Provision adjustment	(199)
Write-offs and scrap	(104)
Balance at December 31, 2016	416
Provision adjustment	81
Write-offs and scrap	(44)
Balance at December 31, 2017	$453

(1)	The provision was charged against Product and product-related cost of revenues.
Long-Lived Assets including Finite Lived Purchased Intangible Assets
Long-lived assets consist of property and equipment and finite lived intangible assets. We record property and equipment at cost, and record other intangible assets based on their fair values at the date of acquisition. We calculate depreciation on property and equipment using the straight-line method over the estimated useful life of the assets which range from 5 to 20 years for buildings and improvements, 3 to 10 years for machinery and equipment, 3 to 10 years for computer hardware and software, and the lower of the estimated useful life or remaining lease term for leasehold improvements. Charges related to amortization of assets recorded under capital leases are included within depreciation expense. We calculate amortization on other intangible assets using either the accelerated or the straight-line method over the estimated useful life of the assets, based on when we expect to receive cash inflows generated by the intangible assets. Estimated useful lives for intangibles range from 3 years to 15 years.
Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment losses were recorded on long-lived assets to be held and used during the years ended December 31, 2017, 2016 and 2015. During the year ended December 31, 2015, an impairment loss of $0.1 million was recorded related to the excess of the carrying amount above fair value of certain assets held for sale. No impairment losses were recorded on long-lived assets held for sale during the years ended December 31, 2017, or 2016, respectively.
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
The Company recorded an impairment loss of $2.6 million associated with the impairment assessment of the MDSS reporting unit during the year ended December 31, 2017. The Company also recorded an impairment loss of $0.2 million and $0.3 million during the years ended December 31, 2017 and 2016, respectively, associated with the impairment assessment of the Telerhythmics reporting unit. No goodwill impairment losses were recorded December 31, 2015. See Note 6 to the consolidated financial statements for further information.
Self-Insured Health Insurance Benefits
Effective January 1, 2017, the Company provided health care benefits to its employees through a self-insured plan with "stop loss" coverage. The Company records a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date.  Our estimated reserve is based on historical experience and trends related to both health insurance claims and payments.  The ultimate cost of health care benefits will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims. As of December 31, 2017, the reserve for estimated claims incurred and unpaid was $1.0 million.
Restricted Cash
We maintain certain cash amounts restricted as to withdrawal or use. As of December 31, 2017, current and noncurrent restricted cash was $0.3 million, comprised of cash held for letters of credit for our real estate leases and certain minimum balance requirements on our banking arrangements. As of December 31, 2016, current and noncurrent restricted cash was $3.5 million, which included $3.1 million held as cash collateral under our former Wells Fargo Credit Facility, terminated effective June 21, 2017 (See Note 7).
Debt Issuance Costs
We incur debt issuance costs in connection with long-term debt financings. Debt issuance costs recorded in connection with our Comerica revolving credit facility are presented in other assets on the consolidated balance sheets and are amortized over the term of the revolving debt agreements using the straight-line method. Amortization of debt issuance costs are included in interest expense. As of December 31, 2017, we have $0.2 million of unamortized debt issuance costs.
Upon changes to our debt structure, we evaluate debt issuance costs in accordance with the Debt topic of the Codification. We adjust debt issuance costs as necessary based on the results of this evaluation, as discussed in Note 7 to the consolidated financial statements.
Shipping and Handling Fees and Costs
We record all shipping and handling billings to customers as revenue earned for the goods provided. Shipping and handling costs are included in cost of revenues and totaled $0.9 million, $0.9 million, and $0.6 million, for the years ended December 31, 2017, 2016, and 2015, respectively.
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
The activities related to our warranty reserve for the years ended December 31, 2017, 2016, and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$196	$213	$176
Charges to cost of revenues	351	326	331
Applied to liability	(343)	(343)	(294)
Balance at end of year	$204	$196	$213
Advertising Costs
Advertising costs are expensed as incurred. Total advertising costs for each of the years ended December 31, 2017, 2016, and 2015 were $0.3 million, $0.3 million, and $0.3 million, respectively.
Basic and Diluted Net (Loss) Income Per Share
Basic earnings per share ("EPS") is calculated by dividing net (loss) income by the weighted average number of common shares and vested restricted stock units outstanding. Diluted EPS is computed by dividing net (loss) income by the weighted average number of common shares and vested restricted stock units outstanding and the weighted average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units under the treasury stock method. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive. Shares used to compute basic net (loss) income per share include 5,499, and 10,240 vested restricted stock units for the years ended December 31, 2017, and 2016, respectively. There were no restricted stock units included in the shares used to compute basic net income per share for the year ended December 31, 2015.
The following table sets forth the computation of basic and diluted net (loss) income per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net (loss) income	$(35,730)	$14,302	$21,640

Shares used to compute basic net (loss) income per share	19,995	19,594	19,210
Dilutive potential common shares:
Stock options	—	398	449
Restricted stock units	—	75	31
Shares used to compute diluted net (loss) income per share	19,995	20,067	19,690

Basic net (loss) income per share	$(1.79)	$0.73	$1.13
Diluted net (loss) income per share	$(1.79)	$0.71	$1.10

Antidilutive common stock equivalents are excluded from the computation of diluted earnings per share. Stock options and restricted stock units are antidilutive when the assumed proceeds per share are greater than the average market price of the common shares. In addition, in periods where net losses are incurred, stock options and restricted stock units with assumed proceeds per share less than the average market price of the common shares become antidilutive as well. The following weighted average outstanding common stock equivalents were not included in the calculation of diluted net (loss) income per share because their effect was antidilutive:

	Year Ended December 31,
(shares in thousands)	2017	2016	2015
Stock options	220	16	1
Restricted stock units	33	—	—
Total	253	16	1
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
During the year ended December 31, 2015, we concluded that it was more likely than not that a portion of our deferred tax assets would be realized through future taxable income. This conclusion was based on our restructuring efforts in 2013 and 2014 and resulting sustained profitability for the second half of 2013, 2014, and 2015, as well as our projections of positive future earnings and other key operating factors. As of September 30, 2015, we had generated cumulative pretax income over the preceding twelve quarter period, and therefore the objective negative evidence of a history of operating losses was no longer present. The partial release of the valuation allowance associated with our deferred tax assets was the primary driver of the income tax benefit of $19.1 million for the year ended December 31, 2015. During the year ended December 31, 2016, as a result of the acquisition of DMS Health on January 1, 2016, we determined that it is more likely than not that additional deferred tax assets will be realized due to the increases in our forecasted taxable income. The partial release of the valuation allowance associated with our deferred tax assets was the primary driver of the income tax benefit of $12.4 million for the year ended December 31, 2016. During the year ended December 31, 2017, as a result of a three-year cumulative loss and recent events such as the unanticipated termination of the Philips distribution agreement and its effect on our near term forecasted income, we concluded that a full valuation allowance was necessary to offset our deferred tax assets. A significant piece of objective negative evidence evaluated as of December 31, 2017, was the cumulative pretax loss incurred over the three-year period ended December 31, 2017. The increase of the valuation allowance associated with our deferred tax assets resulted in $18.1 million of income tax expense for the year ended December 31, 2017.
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
Acquisitions
The assets acquired and liabilities assumed in a business combination, including identifiable intangible assets and contingent consideration, are recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the identifiable net assets acquired is recorded as goodwill. We base the fair values of identifiable intangible assets on detailed valuations that require management to make significant judgments, estimates and assumptions. Contingent purchase considerations to be settled in cash are remeasured to estimated fair value at each reporting period with the change in fair value recorded in general and administrative expense, a component of operating expenses. See Note 3 to the consolidated financial statements for further information regarding our acquisitions.
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
Recently Issued Accounting Standards
In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test.  The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The amendment should be applied on a prospective basis.  The pronouncement is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact that implementation of this guidance will have on our financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The pronouncement is effective for fiscal years beginning after December 15, 2017, and for interim periods within those periods, using a retrospective transition method to each period presented. Upon adoption, our consolidated statement of cash flows will present our restricted cash balance as part of cash and cash equivalents.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, related to the classification of certain cash receipts and cash payments on the statement of cash flows. The pronouncement provides clarification guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. The issues include, but are not limited to, debt prepayment or extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and cash receipts from payments on beneficial interests in securitization transactions. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We do not expect the impact on our consolidated financial statements to be material.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), which amended the existing accounting standards for the accounting for financial instruments. The amendments require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income. The new standard is effective prospectively for fiscal years beginning after December 15, 2017. We do not expect the impact on our consolidated financial statements to be material.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers which supersedes current revenue recognition guidance, including most industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The new standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. The guidance allows for either full retrospective or modified retrospective adoption and becomes effective for the Company in the first quarter of 2018.
We will adopt this guidance under the modified retrospective method. Our analysis has consisted of reviewing the nature and terms of our existing contracts under the provisions of the new guidance and assessing any operational changes and process updates required for compliance. As of December 31, 2017, we do not expect the adoption of the amended guidance to have a material impact on the amount of reported revenue with respect to our product and product-related and service revenues. Under ASC 606, certain insignificant amounts previously presented as provision for doubtful accounts within our Telerhythmics cardiac monitoring business will be considered as implicit price concessions and will be recorded as a direct reduction of revenues. In addition, the new guidance will require expanded disclosures related to disaggregated revenue, contract balances and performance obligations.
While substantially complete, the Company is still in the process of finalizing its evaluation of the effect of the new standard on our financial statements and disclosures. The Company will finalize its accounting assessment and quantitative impact of the adoption of the new standard during the first quarter of fiscal year 2018.

NOTE 3.	Acquisitions
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
The acquisition was funded with a combination of cash-on-hand and the financing made available under the credit facility with Wells Fargo Bank, National Association. At closing, we also paid off $9.4 million of long-term debt outstanding on DMS Health's balance sheet, which was recognized separately from the business combination and presented as a financing activity in the statement of cash flows for the year ended December 31, 2016. During the year ended December 31, 2016 and 2015, we incurred transaction and integration related costs of $1.9 million and $1.3 million, respectively, and $3.3 million cumulative. The integration of DMS Health was completed in the fourth quarter of 2016. These costs are classified as general and administrative expenses in the consolidated statements of operations and comprehensive income.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed on the closing date:

(in thousands)	Allocation of Purchase Price
Cash and cash equivalents	$6,842
Accounts receivable	6,686
Inventories	324
Income taxes receivable	2,062
Other current and non-current assets	706
Property and equipment	25,999
Intangible assets	10,862
Goodwill	3,678
Accounts payable	(4,514)
Accrued expenses	(2,946)
Payable to former stockholders (1)	(2,062)
Deferred revenue	(1,677)
Debt	(9,350)
Income taxes payable, noncurrent	(949)
Deferred tax liabilities, noncurrent	(3,337)
Total net assets acquired	$32,324

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

NOTE 4.	Supplementary Balance Sheet Information

The following tables show the Company’s consolidated balance sheet details as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Inventories:
Raw materials	$2,331	$2,494
Work-in-process	2,094	1,483
Finished goods	1,529	2,426
Total inventories	5,954	6,403
Less reserve for excess and obsolete inventories	(453)	(416)
Total inventories, net	$5,501	$5,987

	December 31, 2017	December 31, 2016
Property and equipment:
Land	$1,170	$1,170
Buildings and leasehold improvements	2,946	2,946
Machinery and equipment	55,152	50,689
Computer hardware and software	4,615	4,486
Total property and equipment	63,883	59,291
Less accumulated depreciation	(35,518)	(27,884)
Total property and equipment, net	$28,365	$31,407
Depreciation expense for the years ended December 31, 2017, 2016, and 2015 was $7.9 million, $7.6 million, and $1.9 million, respectively.

	December 31, 2017
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net (1)
Intangible assets with finite useful lives:
Customer relationships	9.6	$10,363	$(4,976)	$5,387
Trademarks	6.3	4,610	(1,633)	2,977
Distribution Agreement	3.3	2,165	(2,165)	—
Patents	15.0	141	(134)	7
Covenants not to compete	5.0	251	(155)	96
Total intangible assets, net		$17,530	$(9,063)	$8,467

	December 31, 2016
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net (1)
Intangible assets with finite useful lives:
Customer relationships	9.5	$10,363	$(4,117)	$6,246
Trademarks	6.3	4,610	(891)	3,719
Distribution Agreement	3.3	2,165	(658)	1,507
Patents	15.0	141	(131)	10
Covenants not to compete	5.0	251	(105)	146
Total intangible assets, net		$17,530	$(5,902)	$11,628

(1)
Amortization expense for intangible assets, net for the year ended December 31, 2017, 2016, and 2015 was $3.2 million, $2.3 million, and $0.5 million respectively. Estimated amortization expense for intangible assets for 2018 is $1.6 million, for 2019 is $1.6 million, for 2020 is $1.5 million, for 2021 is $1.5 million, for 2022 is $0.8 million, and thereafter is $1.5 million.

	December 31, 2017	December 31, 2016
Other current liabilities:
Professional fees	$506	$415
Sales and property taxes payable	404	440
Radiopharmaceuticals and consumable medical supplies	187	274
Current portion of capital lease obligation	796	640
Facilities and related costs	153	209
Outside services and consulting	146	300
Payable to former DMS Health stockholders	170	574
Other accrued liabilities	553	668
Total other current liabilities	$2,915	$3,520

NOTE 5.	Fair Value Measurements
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
As required by the authoritative guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy our assets that were recorded at fair value as of December 31, 2017 and 2016 (in thousands):

	At Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$—	$—	$—
Equity securities	97	111	—	208
Total	$97	$111	$—	$208
Liabilities:
Acquisition related contingent consideration	$—	$—	$—	$—

	At Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$917	$—	$917
Equity securities	—	255	—	255
Total	$—	$1,172	$—	$1,172
Liabilities:
Acquisition related contingent consideration	$—	$—	$84	$84
The fair value of our corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, and/or offers. We did not reclassify any investments between levels in the fair value hierarchy during the twelve months ended December 31, 2017.
The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on December 31, 2017.
We reassess the fair value of the contingent consideration to be settled in cash related to our acquisitions using the income approach, which is a Level 3 measurement. As of December 31, 2017, the remaining contingent consideration that was valued was related to our acquisition of MD Office Solutions ("MD Office") on March 5, 2015, which included an earn-out opportunity of up to $0.4 million in cash over approximately three years based on meeting certain earnings before interest, taxes, depreciation, and amortization ("EBITDA") milestones. The milestones for the year ended December 31, 2017 were not met and the earn-out period has now expired. No contingent consideration was earned for Telerhythmics from the closing date of March 13, 2014 through December 31, 2016, at which point the earn-out period expired.

Changes in the estimated fair value of contingent consideration liabilities (Level 3 measurement) from December 31, 2015 to December 31, 2017 are as follows (in thousands):

	Telerhythmics Contingent Consideration	MD Office Solutions Contingent Consideration	Total Contingent Consideration
Balance at December 31, 2015	$22	$153	$175
Contingent consideration payments	—	(27)	(27)
Change in estimated fair value	(22)	(42)	(64)
Balance at December 31, 2016	—	84	84
Contingent consideration payments	—	(27)	(27)
Change in estimated fair value	—	(57)	(57)
Balance at December 31, 2017	$—	$—	$—

The fair values of the Company's revolving credit facility approximate carrying value due to the variable rate nature of these borrowings.

NOTE 6.	Goodwill
The value of our goodwill is primarily derived from the acquisitions of DMS Health in 2016, MD Office in 2015, Telerhythmics in 2014, and Ultrascan in 2007. During the year ended December 31, 2017, reporting units that carried goodwill balances included Digirad Imaging Solutions, Telerhythmics, and Medical Device Sales and Service. The combined Digirad Imaging Solutions and Telerhythmics reporting units make up the Diagnostic Services reportable segment.
Changes in the carrying amount of goodwill from December 31, 2015 to December 31, 2017, by reportable segment, are as follows (in thousands):

	Diagnostic Services	Medical Device Sales and Service	Total
Balance at December 31, 2015	$2,897	$—	$2,897
Acquisition of DMS Health	—	3,678	3,678
Impairment of Telerhythmics	(338)	—	(338)
Balance at December 31, 2016	2,559	3,678	6,237
Impairment of DMS Health	—	(2,580)	(2,580)
Impairment of Telerhythmics	(166)	—	(166)
Balance at December 31, 2017	$2,393	$1,098	$3,491

    During the third quarter of 2017, the Company received notification from Philips Healthcare ("Philips") that our agreement to provide contract sales and services on Philips branded equipment would be terminated, effective December 31, 2017. As a result, the Company reduced its forecasted revenue, gross margin and operating profit within its Medical Device Sales and Services ("MDSS") reporting unit. These factors are considered indicators of potential impairment and as a result, the Company performed an interim goodwill impairment analysis during the third quarter of 2017. In performing the first step of the goodwill impairment assessment, the Company used both an income approach and market approach. The Company concluded that the carrying value of the MDSS reporting unit exceeded its enterprise value and performed the second step of the impairment test in which we allocated the enterprise fair value to the fair value of the reporting unit's net assets. As a result, the Company recorded an impairment loss of $2.6 million associated with the impairment assessment of the MDSS reporting unit during the year ended December 31, 2017.
During the fourth quarter of 2017, the Company concluded that it was more likely than not that the carrying value of the Telerhythmics reporting unit were in excess of their respective values and therefore, updated its estimated fair value of these assets as of that date. This conclusion was based on lower than expected operating results during the year ended December 31, 2017, primarily as a result of lower sales volume and unfavorable mix in our cardiac event monitoring business. In performing the first step of the goodwill impairment assessment, the Company used both an income approach and market approach. The Company concluded that the carrying value of the Telerhythmics reporting unit exceeded its enterprise value and performed the second step of the impairment test in which we allocated the enterprise fair value to the fair value of the reporting unit's net assets. As a result, the Company recorded an impairment loss of $0.2 million associated with the impairment assessment of the Telerhythmics reporting unit during the year ended December 31, 2017.

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
NOTE 7.     Debt
A summary of long-term debt is as follows:

	December 31, 2017		December 31, 2016
(in thousands)	Amount	Interest Rate	Amount	Interest Rate
Revolving Credit Facility	$19,500	3.90%	$—
Term Loan A (terminated June 21, 2017)	—		17,382	3.15%
Term Loan B (terminated June 21, 2017)	—		4,581	5.65%
Revolving Credit Facility (terminated June 21, 2017)	—		—	2.69%
Total borrowings	19,500		21,963
Less: net unamortized debt issuance cost	—		(535)
Less: current portion	—		(5,358)
Long-term portion	$19,500		$16,070
On June 21, 2017, the Company entered into a Revolving Credit Agreement (the “Comerica Credit Agreement”) with Comerica Bank, a Texas banking association (“Comerica”). The Comerica Credit Agreement provides for a five-year revolving credit facility with a maximum credit amount of $25.0 million maturing in June 2022, upon which a balloon payment on the balance is due. The Company’s subsidiaries are guarantors under the Comerica Credit Facility. Under the Comerica Credit Facility, the Company can request the issuance of letters of credit in an aggregate amount not to exceed $1.0 million at any one time. As of December 31, 2017, the Company had $0.1 million of letters of credit outstanding.
The Company used $22.1 million of the financing made available under the Comerica Credit Facility to repay and terminate, effective June 21, 2017, that certain Credit Agreement, dated January 1, 2016, by and among the Company, the subsidiaries of the Company, the lenders party thereto and Wells Fargo Bank as administrative agent (the "Wells Fargo Credit Agreement"). The Wells Fargo Credit Agreement provided for a five-year credit facility with a maximum credit amount of $40.0 million. The Company recognized a $0.7 million loss on extinguishment due to the write off of unamortized deferred financing costs associated with the former credit facility under the Wells Fargo Credit Agreement.
The Company incurred and capitalized $0.2 million of costs in connection with the Comerica Credit Facility, which are being amortized on a straight-line basis to interest expense over the five-year term of the new revolving credit facility.
At the Company’s option, the Comerica Credit Facility will bear interest at either (i) the LIBOR Rate, as defined in the Comerica Credit Agreement, plus a margin of 2.35%; or (ii) the PRR-based Rate, plus a margin of 0.5%. As further defined in the Comerica Credit Agreement, the "PRR-based Rate" means the greatest of (a) the Prime Rate in effect on such day (as defined in the Comerica Credit Agreement) plus 0.5%, or (b) the daily adjusting LIBOR Rate plus 2.50%. In addition to interest on outstanding borrowings under the Comerica Credit Facility, the revolving credit note bears an unused line fee of 0.25%, which is presented as interest expense. The borrowing availability under the Comerica Credit Agreement at December 31, 2017 was $5.4 million.
The Comerica Credit Agreement contains certain representations, warranties, events of default, as well as certain affirmative and negative covenants customary for credit agreements of this type. These covenants include restrictions on borrowings, investments and divestitures, as well as limitations on the Company’s ability to make certain restricted payments. These restrictions do not prevent or prohibit the payment of dividends by the Company consistent with past practice. The Comerica Credit Agreement requires us to comply with certain financial covenants, including a Fixed Charge Coverage Ratio and a Funded Debt to Adjusted EBITDA Ratio (each as defined in the Comerica Credit Agreement). The Fixed Charge Coverage Ratio is calculated based on the ratio of (a) Adjusted EBITDA, less (i) cash income taxes paid for such period, less (ii), FCCR Capital Expenditures (as defined in the Comerica Credit Agreement) made during such period, less (iii) payments, repurchases or redemptions of stock made during such period, less (iv) Distributions and Purchases (each as defined in the Comerica Credit Agreement) made during such period, to (b) (i) the Current Maturities of Long Term Debt (each as defined in the Comerica Credit Agreement) as of the last day of such period plus (ii) interest paid during such period. The Fixed Charge Coverage ratio is measured on a quarterly basis as of the most recent fiscal quarter end. Under the Comerica Credit Agreement, we must maintain a fixed charge ratio of at least 1.25 to 1.00 for each trailing twelve-month period as of the end of each fiscal quarter. The funded debt to Adjusted EBITDA ratio (as defined in the Comerica Credit Agreement) must be not more than 2.25 to 1.00 measured at each fiscal quarter.

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
At December 31, 2017, the Company was in compliance with all covenants.

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
The parties to this action participated in a voluntary mediation and reached a tentative settlement of the case and all claims. Preliminary court approval was received in September 2017. In the fourth quarter of 2017, final court approval and acceptance by Class Members was reached. The parties to this action agreed to a final settlement amount of approximately $1.3 million, which was paid by the Company in December 2017.
Leases
We currently lease facilities and certain automotive equipment under non-cancelable operating leases expiring from January 31, 2018 through July 31, 2022. Rent expense is recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured as determined at lease inception. The difference between rent expense and rent paid is recorded as deferred rent and is included in other current and long-term liabilities. Rent expense was approximately $4.2 million, $5.8 million, and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017, we financed certain information technology and medical equipment and vehicles under capital leases. These obligations are secured by the specific equipment financed under each lease and will be repaid monthly over the remaining lease terms through August 20, 2022.
We are committed to making future cash payments on non-cancelable operating leases and capital leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and capital leases having initial or remaining lease terms in excess of one year as of December 31, 2017 are as follows (in thousands):

	Operating Leases	Capital Leases
2018	$1,873	$915
2019	1,143	728
2020	820	633
2021	364	608
2022	77	73
Thereafter	—	—
Total future minimum lease payments	$4,277	2,957
Less amounts representing interest		(267)
Present value of obligations		2,690
Less: current capital lease obligations		(796)
Total long-term capital lease obligations		$1,894

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
At December 31, 2017, we have two active equity incentive plans, the 2011 Inducement Stock Incentive Plan (the “2011 Plan”) and the 2014 Equity Incentive Award Plan (the “2014 Plan”), (collectively “the Plans”), under which stock options, restricted stock units, and other stock based awards may be granted to employees and non-employees, including members of our Board of Directors. Terms of any equity instruments granted under the Plans are approved by the Board of Directors. Stock options typically vest over the requisite service period of one to four years and have a contractual term of seven to ten years. Restricted stock units generally vest over one to four years. Under the Plans, we are authorized to issue an aggregate of 1,856,733 shares of common stock. As of December 31, 2017, the Plans had 437,619 shares available for future issuance. The number of shares reserved for issuance under the 2014 Plan is subject to increase by any shares under the 2004 Equity Incentive Award Plan (the “2004 Plan”) that are forfeited, expire, or are canceled. As of December 31, 2017, the number of shares provided for issuance under the 2014 Plan due to forfeited, expired, and canceled shares under the 2004 Plan was 10,248 shares.
Stock Options
The estimated fair value of our stock options is determined using the Black-Scholes model. All stock options were granted with an exercise price equal to the fair value of the common stock on the grant date. The weighted-average grant date fair value of employee stock options granted during the year ended December 31, 2016 was $1.34 per share, which was estimated using the following weighted-average assumptions. There were no employee stock options granted during the years ended December 31, 2017 and 2015.

	Year Ended December 31,
	2017	2016	2015
Expected volatility	—%	40%	—%
Expected term (in years)	—	6	—
Risk-free interest rate	—%	1.5%	—%
Expected dividend yield	—%	3.9%	—%
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

A summary of our stock option award activity as of and for the year ended December 31, 2017 is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options exercisable at December 31, 2016	804	$2.69
Options outstanding at December 31, 2016	982	$3.01
Options granted	—	$—
Options forfeited	(16)	5.12
Options expired	(58)	2.28
Options exercised	(6)	0.70
Options outstanding at December 31, 2017	902	$3.03	3.34	$205
Options exercisable at December 31, 2017	824	$2.84	2.90	$205
As share-based compensation expense under the authoritative guidance for share-based payments is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
At December 31, 2017, total unrecognized compensation cost related to unvested stock options was $0.1 million, which is expected to be recognized over a weighted-average period of 2.1 years.
Upon exercise, we issue new shares of common stock. Cash received from stock option exercises was $5 thousand during the year ended December 31, 2017, $0.8 million during the year ended December 31, 2016, and $0.6 million for the year ended December 31, 2015. The total intrinsic value of stock options exercised was $12 thousand during the year ended December 31, 2017, $1.1 million during the year ended December 31, 2016, and $0.2 million during the year ended 2015.
Restricted Stock Units
Under guidance for share-based payments, the fair value of our restricted stock awards is based on the grant date fair value of our common stock. All restricted stock units were granted with no purchase price. Vesting of the restricted stock awards is subject to service conditions, as well as the attainment of additional performance objectives for certain of the awards. The weighted-average grant date fair value of the restricted stock units was $4.77, $5.28 and $4.14 per share during the years ended December 31, 2017, 2016, and 2015, respectively.
A summary of our restricted stock unit activity as of and for the year ended December 31, 2017 is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested restricted stock units outstanding at December 31, 2016	316	$4.97
Granted	375	4.77
Forfeited	(175)	4.92
Vested	(175)	5.06
Non-vested restricted stock units outstanding at December 31, 2017	341	$4.73
The following table summarizes information about restricted stock units that vested during the years ended December 31, 2017, 2016, and 2015 based on service conditions (in thousands):

	Year Ended December 31,
	2017	2016	2015
Fair value on vesting date of vested restricted stock units	$798	$679	$—
At December 31, 2017, total unrecognized compensation cost related to non-vested restricted stock units was $1.1 million, which is expected to be recognized over a weighted-average period of 2.34 years.

Allocation of Share-Based Compensation Expense
Total share-based compensation expense related to all of our share-based units for the years ended December 31, 2017, 2016, and 2015 was allocated as follows (in thousands):

	Year Ended December 31,
Cost of revenues:	2017	2016	2015
Services	$40	$27	$18
Product and product-related	19	14	47
Marketing and sales	157	237	98
General and administrative	636	746	453
Share-based compensation expense	$852	$1,024	$616

NOTE 10.	Income Taxes
Significant components of the provision (benefit) for income taxes from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current provision:
Federal	$—	$—	$—
State	30	18	23
Foreign	63	44	—
Total current provision	93	62	23
Deferred provision (benefit):
Federal	26,411	(12,630)	(17,347)
State	1,119	151	(1,799)
Foreign	—	—	—
Total deferred provision (benefit)	27,530	(12,479)	(19,146)
Total income tax provision (benefit)	$27,623	$(12,417)	$(19,123)
Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate are as follows:

	Year Ended December 31,
	2017	2016	2015
Income tax expense (benefit) at statutory federal rate	34.0%	34.0%	34.0%
State income tax expense, net of federal benefit	2.0%	4.0%	3.4%
Permanent differences and other	(0.2)%	4.3%	4.4%
Goodwill	(8.3)%	—%	—%
Transaction costs	—%	2.6%	23.1%
Withholding costs	(0.8)%	2.2%	—%
Tax credit	—%	(2.6)%	—%
Impact of 2017 Tax Act	(143.6)%	—%	—%
Change in effective federal and state tax rates	0.4%	(0.4)%	37.6%
Expiration of net operating loss and tax credit carryovers	(0.1)%	3.4%	8.4%
Stock compensation expense	(1.0)%	—%	—%
Reserve for uncertain tax positions and other reserves	0.6%	(6.0)%	76.8%
Change in valuation allowance	(223.7)%	(668.0)%	(947.5)%
Provision (benefit) for income taxes	(340.7)%	(626.5)%	(759.8)%

Our net deferred tax assets consisted of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets (liabilities):
Net operating loss carryforwards	$23,399	$35,540
Research and development and other credits	44	89
Reserves	567	964
Intangibles	—	—
Other, net	1,231	1,980
Total deferred tax assets	25,241	38,573
Deferred tax liabilities
Fixed assets and other	(3,489)	(6,221)
Intangibles	(891)	(2,335)
Total deferred tax liabilities	(4,380)	(8,556)
Valuation allowance for deferred tax assets	(21,115)	(2,998)
Net deferred tax (liabilities) assets	$(254)	$27,019

The Company recognizes federal and state deferred tax assets or liabilities based on the Company's estimate of future tax effects attributable to temporary differences and carryovers. The Company records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. As of December 31, 2017, as a result of a three-year cumulative loss and recent events, such as the unanticipated termination of the Philips distribution agreement and its effect on our near term forecasted income, we concluded that a full valuation allowance was necessary to offset our deferred tax assets. A significant piece of objective negative evidence evaluated as of December 31, 2017, was the cumulative pretax loss incurred over the three-year period ended December 31, 2017. Accordingly, additional valuation allowance of $18.1 million was recorded during the year ended December 31, 2017 for a total valuation allowance amount of $21.1 million against the Company's deferred tax assets. The Company will continue to evaluate its deferred tax balances to determine any assets that are more likely than not to be realized.

As of December 31, 2017, we had federal and state income tax net operating loss carryforwards of $89.2 million and $30.2 million, respectively. Federal loss carryforwards will begin to expire in 2019 unless previously utilized. State loss carryforwards of approximately $0.1 million expired in 2017, and less than $0.1 million is set to expire in 2018, unless previously utilized. We also have federal and California research and other credit carryforwards of approximately $1.8 million and $2.1 million, respectively, as of both December 31, 2017 and 2016. The federal credits will begin to expire in 2018. The California research credits have no expiration. Pursuant to Internal Revenue Code Sections 382 and 383, use of our net operating loss and credit carryforwards may be limited because of a cumulative change in ownership greater than 50%. As of December 31, 2017, Digirad Corporation has not experienced a change in ownership greater than 50%; however, some of the tax attributes acquired with the DMS Health businesses are subject to such limitations due to ownership changes of greater than 50% which may have occurred or which may occur in the future. A valuation allowance has been recognized to offset the deferred tax assets, as realization of such assets has not met the "more likely than not" threshold required under the authoritative guidance of accounting for income taxes.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	December 31,
	2017	2016	2015
Balance at beginning of year	$4,134	$3,916	$1,553
Increases related to prior year tax positions	—	882	2,363
Settlements with taxing authorities	—	(187)	—
Expiration of the statute of limitations for the assessment of taxes	(198)	(477)	—
Balance at end of year	$3,936	$4,134	$3,916
Included in the unrecognized tax benefits of $3.9 million at December 31, 2017 was $3.5 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.
We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2013; however, our net operating loss carryforwards and research credit carryforwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The accrued interest as of December 31, 2017 and 2016, and interest and penalties recognized during the years ended December 31, 2017, 2016, and 2015 were of insignificant amounts.
Tax Cuts and Jobs Act
On December 2, 2017, the U.S. Senate joined the U.S. House of Representatives in passing tax reform legislation. Reconciliation of the provisions in the U.S. House of Representatives bill and the U.S. Senate bill concluded on December 20, 2017. On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act. The impact of the legislation created a tax expense of approximately $11.6 million, due to the re-measurement of our deferred tax assets and liabilities at the new U.S. federal tax rate of 21% from the previous rate of 34%, for years subsequent to 2017.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record and provisional estimate in the financial statements. The Company has recognized the provisional tax impacts related to its Internal Revenue Code Section 162(m) limitations and the potential impact on its equity compensation deferred tax assets and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to among other things, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act.
The Tax Cuts and Jobs Act allows for one hundred percent expensing of the cost of qualified property acquired and place in service after September 27, 2017 and before January 1, 2023. The Company does not plan to take advantage of this provision in the near term and has the option of opting out of this provision. In addition, net operating losses incurred in tax years beginning after December 31, 2017 are only allowed to offset a taxpayer's taxable income by eighty percent, but those net operating losses are allowed to be carried forward indefinitely with no expiration. Also as part of the Tax Cuts and Jobs Act, the Company's net interest expense deductions are limited to 30% of earnings before interest, taxes, depreciation, and amortization through 2021 and of earnings before interest and taxes thereafter. This provision also takes effect for tax years beginning after 2017 and isn't expected to have a material impact to the Company's deferred tax asset position.
The Tax Cuts and Jobs Act also incorporates changes to certain international tax provisions. There is a one-time transition tax on foreign income earned by subsidiaries at a rate of 15.5% for cash and cash equivalents and at a rate of 8% for the remainder of the foreign earnings. There is a provision for the current inclusion in US taxable income of global intangible low-tax income and also the imposition of a tax equal to its base erosion minimum tax amount. The new laws incorporate a potential benefit for foreign derived intangible income, but the benefit only applies if the foreign derived sales and services income exceeds a calculated 'routine return' and if the Company is in taxable income. The Company does not anticipate that any of the foreign provisions will have an impact to the Company's tax accounts.

NOTE 11.	Employee Retirement Plan
We have 401(k) retirement plans under which employees may contribute up to 100% of their annual salary, within IRS limits. The Company contributions to the retirement plans totaled $0.4 million, $0.6 million, and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
NOTE 12.    Related Party Transaction
Mr. John Climaco currently serves as a Director of the Company and a member of the Corporate Governance and Strategic Advisory committees of the Board. Until July 11, 2017, Mr. Climaco also served as a Director of Perma-Fix Environmental Services, Inc. (NASDAQ: PESI). Further, from June 2, 2015 until July 11, 2017, Mr. Climaco served as the Executive Vice President of Perma-Fix Medical S.A., a majority-owned Polish subsidiary of Perma-Fix Environmental Services, Inc. On July 27, 2015, we entered into a Stock Subscription Agreement (the "Subscription Agreement") and Tc-99m Supplier Agreement (the "Supply Agreement") with Perma-Fix Medical. Under the terms of the Subscription Agreement, we invested $1.0 million USD in exchange for 71,429 shares of Perma-Fix Medical. Pursuant to the Supply Agreement, should Perma-Fix Medical successfully complete development of the new Tc-99m resin, Perma-Fix Medical will supply us or our preferred nuclear pharmacy supplier with Tc-99m at a preferred rate and we will purchase agreed upon quantities of such Tc-99m for our nuclear imaging operations, either directly or in conjunction with our preferred nuclear pharmacy supplier. In addition, in connection with the Subscription Agreement, the Company's President and CEO was appointed to the Supervisory Board of Perma-Fix Medical.
NOTE 13.    Segments
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

We evaluate performance based on the gross profit and operating income (loss) excluding litigation reserve expense, goodwill impairment, and transaction and integration costs. The Company does not identify or allocate its assets by operating segments. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or making decisions in the allocation of resources. Our operating costs included in our shared service functions, which primarily consist of senior executive officers, finance, human resources, legal, and information technology, are allocated to our segments. During the first quarter of 2017, as part of our continual evaluation of our segment reporting, as well as our experience of use of shared costs in relationship to our acquisition of DMS Health on January 1, 2016, we modified the methodology in allocating shared costs to our segments. Prior year results have been recast to be comparable to the current year presentation.
Segment information for the years ended December 31, 2017, 2016, and 2015 is as follows:

	Year ended December 31,
(in thousands)	2017	2016 (1)	2015 (2)
Revenue by segment:
Diagnostic Services	$49,016	$48,305	$46,407
Diagnostic Imaging	12,081	13,870	14,419
Mobile Healthcare	42,849	47,206	—
Medical Device Sales and Service	14,393	16,086	—
Consolidated revenue	$118,339	$125,467	$60,826
Gross profit by segment:
Diagnostic Services	$9,942	$10,486	$10,439
Diagnostic Imaging	5,036	7,116	7,470
Mobile Healthcare	6,090	9,510	—
Medical Device Sales and Service	7,334	8,661	—
Consolidated gross profit	$28,402	$35,773	$17,909
Income (loss) from operations by segment:
Diagnostic Services	$972	$946	$1,041
Diagnostic Imaging	(210)	2,116	3,071
Mobile Healthcare	(1,730)	711	—
Medical Device Sales and Service	(966)	1,571	—
Segment (loss) income from operations	(1,934)	5,344	4,112
Litigation reserve (3)	(1,339)	—	—
Goodwill impairment (4)	(2,746)	(338)	—
Transaction and integration costs of DMS Health (5)	—	(1,921)	(1,338)
Consolidated (loss) income from operations	(6,019)	3,085	2,774
Other (expense) income, net	(311)	212	(233)
Interest expense, net	(1,068)	(1,412)	(24)
Loss on extinguishment of debt	(709)	—	—
Consolidated (loss) income before income taxes	$(8,107)	$1,885	$2,517

Depreciation and amortization of tangible and intangible assets by segment:
Diagnostic Services	$2,769	$2,880	$2,150
Diagnostic Imaging	297	244	291
Mobile Healthcare	6,066	5,736	—
Medical Device Sales and Service	1,932	1,029	—
Consolidated depreciation and amortization	$11,064	$9,889	$2,441
(1) On January 1, 2016, we acquired DMS Health Technologies. The results of DMS Health Technologies are included in Mobile Healthcare and Medical Device Sales and Service since the acquisition date.
(2) On March 5, 2015, we acquired MD Office. The results of MD Office are included in Diagnostic Services since the acquisition date.

(3) See Note 8 for further information.
(4) See Note 6 for further information.
(5) Includes diligence, transaction, and integration costs related to the acquisition of DMS Health Technologies.
Geographic Information. The Company's sales to customers located outside the United States for the years ended December 31, 2017, 2016, and 2015 was $1.0 million, $0.8 million, and $0.7 million, respectively. All of our long-lived assets are located in the United States.
NOTE 14.    Quarterly Financial Information (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2017 and 2016 are as follows (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2017
Revenues	$29,080	$29,786	$28,555	$30,918
Gross profit	$7,107	$7,033	$6,640	$7,622
Loss from operations	$(975)	$(1,751)	$(2,388)	$(905)
Net loss (1)	$(2,076)	$(2,772)	$(8,899)	$(21,983)
Net loss per common share—basic (2)	$(0.10)	$(0.14)	$(0.44)	$(1.10)
Net loss per common share—diluted (2)	$(0.10)	$(0.14)	$(0.44)	$(1.10)

Fiscal 2016
Revenues	$31,157	$32,090	$31,086	$31,134
Gross profit	$9,065	$9,765	$8,301	$8,642
Income (loss) from operations	$(553)	$1,472	$689	$1,477
Net income (loss) (1)	$11,609	$998	$(283)	$1,978
Net income (loss) per common share—basic (2)	$0.60	$0.05	$(0.01)	$0.10
Net income (loss) per common share—diluted (2)	$0.58	$0.05	$(0.01)	$0.10

(1)
In the third and fourth quarters of 2017, the Company has increased its valuation allowance for deferred tax assets associated with net operating losses based on an estimated forecast of business operation profitability as well as material changes in business operations from business events. In the fourth quarter of 2017, the remaining deferred tax assets related to net operating losses were fully reserved. In addition, the fourth quarter of 2017 includes the impact of tax rate changes from enacted tax legislation signed in December 2017. Included in net income for the first quarter of 2016 is an income tax benefit of $12.5 million, primarily related to the release of the valuation allowance associated with a portion of our deferred tax assets.

(2)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.
NOTE 15.    Subsequent Events
On February 1, 2018, the Company announced a cash dividend of $0.055 per share payable on February 28, 2018 to shareholders of record on February 15, 2018.
On February 1, 2018, pursuant to the Asset Purchase Agreement, dated as of December 22, 2017 by and between DMS and Philips, the Company completed the sale to Philips of all of DMS’ customer contracts relating to its post-warranty service business for $8.0 million in cash (subject to certain adjustments) (the “Philips Transaction”). Following the closing, the Company's MDSS reportable segment ceased to exist. As a result, in 2018, the MDSS reportable segment is expected to be reported as discontinued operations.
In connection with the closing of the Philips Transaction, the Company entered into Amendment No. 1 to Revolving Credit Agreement, dated January 30, 2018 with Comerica (the "Amendment"), in order to, among other things, reduce the revolving credit commitment from $25.0 million to $20.0 million and modify the definition of “Adjusted EBITDA,” “FCCR Capital Expenditures” and “Revolving Credit Commitment” as used under the Comerica Credit Agreement.

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
As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.
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

(2)	Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report, which we include herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Digirad Corporation
Poway, California
Opinion on Internal Control over Financial Reporting
We have audited Digirad Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
San Diego, California
February 28, 2018

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13, and 14) is being incorporated by reference to the applicable information in our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017 in connection with our Annual Meeting of Stockholders to be held in 2018.
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
The financial statements of Digirad Corporation listed below are set forth in Item 8 of this report for the year ended December 31, 2017:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2017, 2016, and 2015
Consolidated Balance Sheets at December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016, and 2015
Notes to Consolidated Financial Statements

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

2.4
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
2.5
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

2.6
Amendment to Stock Purchase Agreement dated as of December 31, 2015, by and between Digirad Corporation and Platinum Equity Advisors, LLC as the stockholder representative (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Commission on January 7, 2016).

2.7
Second Amendment to Stock Purchase Agreement dated as of June 7, 2016, by and between Digirad Corporation and Platinum Equity Advisors, LLC as the stockholder representative (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 1, 2016).

2.8*
Asset Purchase Agreement by and between DMS Health Technologies, Inc., as Seller, and Philips North America LLC, as Buyer dated as of December 22, 2017. Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementary copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.

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

3.4
Amended and Restated Bylaws of Digirad Corporation dated May 4, 2007 and Amendment No. 1 to the Amended and Restated Bylaws of Digirad Corporation dated April 5, 2017 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 1, 2017).

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

4.4
Tax Benefit Preservation Plan Amendment, dated November 11, 2013, by and between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed with the Commission on March 20, 2014).

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

Exhibit Number	Description
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

10.14#	Form of 2011 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2011).

10.15#	Form of 2011 Inducement Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2011).

10.16#
Form of 2011 Inducement Stock Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2011).

10.17#	Digirad Corporation 2014 Equity Incentive Award Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed with the Commission on June 6, 2014).

10.18#
Form Indemnification Agreement of the Company for directors and officers (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Commission on March 6, 2015).

10.19
Registration Rights Agreement, dated March 5, 2015, by and among the Company, Keenan - Thornton Family Trust, David Keenan and Samia Arram (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 1, 2015).

10.20
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

10.21
Revolving Credit Agreement, dated June 21, 2017, by and among Digirad Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2017).

10.22
Amendment No. 1 To Revolving Credit Agreement, dated January 30, 2018 by and between Digirad Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 2, 2018).

Exhibit Number	Description
10.23
Consolidated Agreements, dated April 1, 2014, between DMS Health Technologies, Inc. and Philips Healthcare, a Division of Philips Electronics North America Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 3, 2017).

10.24
Amendment, dated June 9, 2015, to the Consolidated Agreements between DMS Health Technologies, Inc. and Philips Healthcare, a Division of Philips Electronics North America Corporation (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 10-Q filed with the Commission on November 3, 2017).

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

DIGIRAD CORPORATION

Dated:	February 28, 2018	By:	/S/ MATTHEW G. MOLCHAN
		Name:	Matthew G. Molchan
		Title:	President and Chief Executive Officer (Principal Executive Officer)
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ MATTHEW G. MOLCHAN	Director, President and Chief Executive Officer	February 28, 2018
Matthew G. Molchan	(Principal Executive Officer)
/S/ JEFFRY R. KEYES	Chief Financial Officer	February 28, 2018
Jeffry R. Keyes	(Principal Financial Officer)
/S/ JEFFREY E. EBERWEIN	Director	February 28, 2018
Jeffrey E. Eberwein	(Chairman of the Board of Directors)
/S/ JOHN M. CLIMACO	Director	February 28, 2018
John M. Climaco
/S/ CHARLES M. GILLMAN	Director	February 28, 2018
Charles M. Gillman
/S/ MICHAEL A. CUNNION	Director	February 28, 2018
Michael A. Cunnion
/S/ JOHN W. SAYWARD	Director	February 28, 2018
John W. Sayward
/S/ DIMITRIOS J. ANGELIS	Director	February 28, 2018
Dimitrios J. Angelis