Form 10-Q
period 2018-03-31
DIGIRAD CORP
filed 2018-05-07
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒
As of April 24, 2018 the registrant had 20,119,118 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION

Important Information Regarding Forward-Looking Statements
Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations, and projections regarding our business strategies, market potential, future financial performance, industry, and other matters. This includes, in particular, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, as well as other portions of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify "forward-looking statements," which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause our actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. The most significant of these risks, uncertainties, and other factors are described in “Item 1A — Risk Factors” of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on February 28, 2018. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Revenues:
Services	$22,623	$23,057
Product and product-related	2,842	2,783
Total revenues	25,465	25,840

Cost of revenues:
Services	19,261	18,583
Product and product-related	1,597	1,655
Total cost of revenues	20,858	20,238

Gross profit	4,607	5,602

Operating expenses:
Marketing and sales	1,467	1,783
General and administrative	4,392	4,896
Amortization of intangible assets	357	374
Total operating expenses	6,216	7,053

Loss from operations	(1,609)	(1,451)

Other expense:
Other expense, net	(17)	—
Interest expense, net	(217)	(193)
Total other expense	(234)	(193)

Loss before income taxes	(1,843)	(1,644)
Income tax benefit (expense)	455	(607)
Net loss from continuing operations	(1,388)	(2,251)
Income from discontinued operations, net of tax	5,494	175
Net income (loss)	$4,106	$(2,076)

Net income (loss) per share - basic and diluted
Continuing operations	$(0.07)	$(0.11)
Discontinued operations	$0.27	$0.01
Net income (loss) per share - basic and diluted	$0.20	$(0.10)

Dividends declared per common share	$0.055	$0.05

Net income (loss)	$4,106	$(2,076)
Other comprehensive (loss) income:
Unrealized gain on available-for-sale securities	—	38
Reclassification of unrealized gains on available-for-sale securities to retained earnings	(17)	—
Total other comprehensive (loss) income	(17)	38
Comprehensive income (loss)	$4,089	$(2,038)
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,033	$1,877
Securities available-for-sale	116	97
Accounts receivable, net	12,752	15,887
Inventories, net	5,755	5,501
Restricted cash	243	242
Other current assets	2,287	1,972
Total current assets	22,186	25,576
Property and equipment, net	27,176	28,365
Intangible assets, net	7,473	7,830
Goodwill	2,392	2,392
Restricted cash	101	101
Non-current assets held for sale	—	1,736
Other assets	634	703
Total assets	$59,962	$66,703

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,712	$5,207
Accrued compensation	3,208	5,507
Accrued warranty	182	204
Deferred revenue	1,922	2,302
Current liabilities held for sale	—	835
Other current liabilities	2,666	2,915
Total current liabilities	13,690	16,970
Long-term debt	13,001	19,500
Deferred tax liabilities	361	254
Other liabilities	1,979	2,180
Total liabilities	29,031	38,904

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 20,118,336 and 20,060,311 shares issued and outstanding (net of treasury shares) at March 31, 2018 and December 31, 2017, respectively	2	2
Treasury stock, at cost; 2,588,484 shares at March 31, 2018 and December 31, 2017	(5,728)	(5,728)
Additional paid-in capital	147,189	148,163
Accumulated other comprehensive loss	(22)	(5)
Accumulated deficit	(110,510)	(114,633)
Total stockholders’ equity	30,931	27,799
Total liabilities and stockholders’ equity	$59,962	$66,703
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Operating activities
Net income (loss)	$4,106	$(2,076)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,910	2,001
Amortization of intangible assets	370	578
Provision for bad debt, net of (recoveries)	13	(10)
Gain on sale of discontinued operations	(6,261)	—
Stock-based compensation	200	263
Amortization and write-off of deferred loan costs	54	82
(Gain) loss on sale of assets	5	(7)
Deferred income taxes	107	723
Other, net	17	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	3,119	880
Inventories	(177)	45
Other assets	185	336
Accounts payable	21	(322)
Accrued compensation	(2,299)	(42)
Deferred revenue	(568)	188
Other liabilities	(382)	(715)
Net cash provided by operating activities	420	1,924

Investing activities
Purchases of property and equipment	(201)	(492)
Proceeds from sale of discontinued operations	6,844	—
Proceeds from sale of property and equipment	40	7
Purchases of securities available-for-sale	(14)	(17)
Maturities of securities available-for-sale	—	917
Net cash provided by investing activities	6,669	415

Financing activities
Proceeds from long-term borrowings	7,758	1,500
Repayment of long-term debt	(14,257)	(2,840)
Loan issuance costs	(4)	—
Dividends paid	(1,105)	(994)
Taxes paid related to net share settlement of equity awards	(70)	(192)
Repayment of obligations under capital leases	(254)	(196)
Net cash used in financing activities	(7,932)	(2,722)
Net decrease in cash and cash equivalents and restricted cash	(843)	(383)
Cash and cash equivalents and restricted cash at beginning of period	2,220	5,679
Cash and cash equivalents and restricted cash at end of period	$1,377	$5,296

Non-Cash Investing Activities
Assets acquired by entering into capital leases	$16	$1,440
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Basis of Presentation
The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission ("SEC") instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements are unaudited and do not contain all the information required by U.S. generally accepted accounting principles ("GAAP") to be included in a full set of financial statements. The unaudited condensed consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited consolidated financial statements for our fiscal year ended December 31, 2017, filed with the SEC on Form 10-K on February 28, 2018, include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations, cash flows, and balance sheets for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.
As discussed in Note 2, the results of our Medical Device Sales and Services ("MDSS") are presented as discontinued operations and, as such, are excluded from both continuing operations and segment results for all periods presented.
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
Recently Adopted Accounting Standards
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The pronouncement is effective for fiscal years beginning after December 15, 2017, and for interim periods within those periods, using a retrospective transition method to each period presented. We adopted ASU 2016-18 effective January 1, 2018 which resulted in an increase of $0.1 million in net cash flows used in financing activities that was previously reported for three months ended March 31, 2017.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amended the existing accounting standards for the accounting for financial instruments. The amendments require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income. The new standard is effective prospectively for fiscal years beginning after December 15, 2017. We adopted ASU 2016-01 on January 1, 2018. As a result of the adoption, we recorded an increase to retained earnings of $17 thousand to recognize the unrealized gains previously recorded within accumulated other comprehensive income. Subsequent changes in the fair value of our marketable securities will be recorded to other expense, net. See Note 7 for further details.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers which supersedes current revenue recognition guidance, including most industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. Under the modified retrospective method, the Company would recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application; however, we did not have any material adjustments as of the date of the adoption. The comparative periods have not been restated and continue to be reported under the accounting standards in effect for those periods. See Note 3 for expanded revenue disclosures and updates to our revenue recognition policy.
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
Note 2. Discontinued Operations
On February 1, 2018, the Company completed the sale of its customer contracts relating to our MDSS post-warranty service business to Philips North America LLC ("Philips") pursuant to an Asset Purchase Agreement, dated as of December 22, 2017 for $8.0 million. The total cash proceeds were adjusted for deferred revenue liabilities assigned to Philips at the closing date, as well as $0.5 million of proceeds held in escrow, subject to claims for breaches of general representation and warranties. The escrow amount was recorded in other current assets as of March 31, 2018.
Prior to the contemplation of the transaction entered into above, on September 28, 2017, we received notification from Philips that our distribution agreement to sell Philips imaging systems on a commission basis would be terminated, effective December 31, 2017. As a result, our product sales activities within our MDSS reportable segment were also discontinued effective in the first quarter of 2018.
The Company deemed the disposition of our MDSS reportable segment in the first quarter of 2018 to represent a strategic shift that will have a major effect on our operations and financial results, in accordance with the provisions of FASB authoritative guidance on the presentation of financial statements, we have classified the results of our MDSS segment as discontinued operations in our condensed consolidated statement of operations for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations were reclassified as held for sale in our condensed consolidated balance sheet.
The Company has allocated a portion of interest expense to discontinued operations since the proceeds received from the sale were required to be used to pay down outstanding borrowings under our revolving credit facility with Comerica Bank, a Texas banking association ("Comerica"). The allocation was based on the ratio of proceeds received in the sale to total borrowings for the period. In addition, certain general and administrative costs related to corporate and shared service functions previously allocated to the MDSS reportable segment are not included in discontinued operations.
The following table presents financial results of the MDSS business:

	Three Months Ended March 31,
(in thousands)	2018	2017
Total revenues	$624	$3,240
Total cost of revenues	516	1,735
Gross profit	108	1,505
Operating expenses:
Marketing and sales	85	617
General and administrative	172	208
Amortization of intangible assets	13	204
Gain on sale of discontinued operations	(6,261)	—
Total operating expenses	(5,991)	1,029
Income from discontinued operations	6,099	476
Interest expense	(26)	(122)
Income from discontinuing operations before income taxes	6,073	354
Income tax expense	(579)	(179)
Income from discontinuing operations	$5,494	$175

The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company's balance sheet:

(in thousands)	March 31, 2018	December 31, 2017
Carrying amounts of assets included as part of discontinued operations:
Intangible assets, net	$—	$637
Goodwill	—	1,099
Total assets classified as held for sale in the condensed consolidated balance sheet	$—	$1,736
Carrying amounts of liabilities included as part of discontinued operations:
Deferred revenue	$—	$835
Total liabilities classified as held for sale in the condensed consolidated balance sheet	$—	$835

The following table presents supplemental cash flow information of discontinued operations:

	Three Months Ended March 31,
(in thousands)	2018	2017
Operating activities:
Depreciation	$2	$9
Amortization of intangible assets	$13	$204
Gain on sale of discontinued operations	$(6,261)	$—
Stock-based compensation	$(1)	$8
Investing activities:
Proceeds from the sale of discontinued operations	$6,844	$—
Purchases of property, plant and equipment	$—	$—

Note 3. Revenue
Product and Product-Related Revenues and Services Revenue
Product and product-related revenue are generated from the sale of gamma cameras and post-warranty maintenance service contracts within our Diagnostic Imaging reportable segment.
Services revenue are generated from providing diagnostic imaging and cardiac monitoring services to customers within our Diagnostic Services and Mobile Healthcare reportable segments. Services revenue also includes lease income generated from interim rentals of imaging systems to our customers.
Revenue Recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue.
The majority of our contracts have a single performance obligation as we provide a series of distinct services that are substantially the same and are transferred with the same pattern to the customer. For contracts with multiple performance obligations, we allocate the total transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. We use an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available.
Our products are generally not sold with a right of return and the Company does not provide significant credits or incentives, which may be required for as variable consideration when estimating the amount of revenue to be recognized.
Disaggregation of Revenue
The following table presents our revenues disaggregated by major source:

(in thousands)	Diagnostic Services	Diagnostic Imaging	Mobile Healthcare	Total
Major Goods/Service Lines
Mobile Imaging and Cardiac Monitoring	$11,898	$—	$8,079	$19,977
Camera	—	1,070	—	1,070
Camera Support	—	1,744	—	1,744
Revenue from Contracts with Customers	11,898	2,814	8,079	22,791
Lease Income	127	28	2,519	2,674
Total Revenues	$12,025	$2,842	$10,598	$25,465

Timing of Revenue Recognition
Services and goods transferred over time	$10,964	$1,720	$10,491	$23,175
Services and goods transferred at a point in time	1,061	1,122	107	2,290
Total Revenues	$12,025	$2,842	$10,598	$25,465
Nature of Goods and Services
Mobile Imaging and Cardiac Monitoring
Within our Diagnostic Services and Mobile Healthcare reportable segments, our sales are derived from providing services and materials to our customers, primarily physician practices and hospitals, that allow them to perform diagnostic imaging services at their site. We typically bundle our services in providing staffing, our imaging systems, licensing, radiopharmaceuticals, and supplies depending on our customers' needs. Our contracts with customers are typically entered into annually and are billed on a fixed rate per-day or per-scan basis, depending on terms of the contract. For the majority of these contracts, the Company has the right to invoice the customer in an amount that directly corresponds with the value to the customer of the Company's performance to date. The Company uses the practical expedient to recognize revenue corresponding with amounts we have the right to invoice for services performed.
Diagnostic Services also offers remote cardiac event monitoring services. These services include provision of a monitor, remote monitoring by registered nurses, and 24 hours a day, 7 days a week monitoring support for our patients and physician customers. We provide our services under contracts with our customers that typically allow for direct billing to Medicare, Medicaid, or third-party private payors once the monitoring cycle is complete. Typically, our contracts can be canceled at any time, and are generally used to define billing responsibilities amongst the parties.

Our cardiac event monitoring services are provided primarily through an independent diagnostic testing facility model which allows us to bill Medicare, Medicaid, or a third-party healthcare insurer directly for services provided. We also receive reimbursement directly from patients through co-pays and self-pay arrangements. Billings for services reimbursed by third party payors, including Medicare, are recorded as revenue net of contractual allowances. Contractual allowances are estimated based on historical collections by Current Procedural Terminology (CPT) code for specific payors, or class of payors. Adjustments to the estimated receipts, based on final settlement with the third-party payors, are recorded upon settlement.
Camera
Within our Diagnostic Imaging segment, camera revenues are generated from the sale of internally developed solid-state gamma camera imaging systems. We recognize revenue upon transfer of control to the customer, which is generally upon delivery and acceptance. We also provide installation services and training on cameras we sell, primarily in the United States. Installation and initial training is generally performed shortly after delivery. The Company recognizes revenues for installation and training over time as the customer receives and consumes benefits provided as the Company performs the installation services.
Our sale of imaging systems includes a one-year warranty which we account for as an assurance-type warranty. The expected costs associated with our standard warranties and field service actions continue to be recognized as expense when cameras are sold. Maintenance service contracts sold beyond the term of our standard warranties are accounted for as a service-type warranty and revenue is deferred and recognized ratably over the period of the obligation.
Camera Support
Within our Diagnostic Imaging segment, camera support revenue is derived from the sale of separately-priced extended maintenance contracts to camera owners, training, and paid service arrangements when a customer does not have an extended warranty and parts that are sold by the service department. Our separately priced service contracts range from 12 to 48 months. Service contracts are usually billed at the beginning of the contract period or at periodic intervals (e.g. monthly or quarterly) and revenue is recognized ratably over the term of the agreement.
Services and training revenues are recognized in the period the services and training are performed. Revenue for sales of parts are recognized when the parts are delivered to the customer and control is transferred.
Lease Income
Within primarily our Mobile Healthcare segment, we also generate income from interim rentals of our imaging systems to customers that are in the midst of new construction or refurbishing their current facilities. Rental contracts are structured as either a weekly or monthly payment arrangement and are accounted for as operating leases. Revenues are recognized on a straight-line basis over the term of the rental.
Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. We have determined our contracts do not include a significant financing component. The majority of our deferred revenue relates to payments received on camera support post-warranty service contracts which are billed at the beginning of the annual contract period or at periodic intervals (e.g. monthly or quarterly).
At December 31, 2017, the Company deferred revenues balance was $2.4 million, of which $0.9 million of this was recognized as revenue during the first quarter. As of March 31, 2018, deferred revenue was $2.0 million. The decrease of $0.4 million was mainly due to the timing of when customer payments are received in relation to the service contract period.
The Company has elected to use the practical expedient under ASC 606 to exclude disclosures of unsatisfied remaining performance obligations for (i) contracts having an original expected length of one year or less or (ii) contracts which the practical expedient has been applied to recognize revenue at the amount to which it has a right to invoice.
Contract Costs
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs mainly include the Company's internal sales commissions; under the terms of these programs these are generally earned and the costs are recognized at the time the revenue is recognized.
Note 4. Basic and Diluted Net Income (Loss) Per Share
For the three months ended March 31, 2018 and 2017, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and vested restricted stock units outstanding during the period. Diluted net income per common share is calculated to give effect to all dilutive securities, if applicable, using the treasury stock method. In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.
The following table sets forth the reconciliation of shares used to compute basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended March 31,
(shares in thousands)	2018	2017
Numerator:
Loss from continuing operations	$(1,388)	$(2,251)
Income from discontinued operations	5,494	175
Net income (loss)	$4,106	$(2,076)

Denominator:
Weighted average shares outstanding - basic	20,092	19,933
Dilutive potential common stock outstanding:
Stock options	—	—
Restricted stock units	—	—
Weighted average shares outstanding - diluted	20,092	19,933

Income (loss) per common share - basic
Continuing operations	$(0.07)	$(0.11)
Discontinued operations	$0.27	$0.01
Net income (loss) per common share - basic	$0.20	$(0.10)

Income (loss) per common share - diluted
Continuing operations	$(0.07)	$(0.11)
Discontinued operations	$0.27	$0.01
Net income (loss) per common share - diluted	$0.20	$(0.10)
The following weighted average outstanding common stock equivalents were not included in the calculation of diluted net income per share because their effect was anti-dilutive:

	Three Months Ended March 31,
(shares in thousands)	2018	2017
Stock options	207	315
Restricted stock units	129	69
Total	336	384

Note 5. Inventories
The components of inventories are as follows:

(in thousands)	March 31, 2018	December 31, 2017
Inventories:
Raw materials	$2,486	$2,331
Work-in-process	1,781	2,094
Finished goods	1,933	1,529
Total inventories	6,200	5,954
Less reserve for excess and obsolete inventories	(445)	(453)
Total inventories, net	$5,755	$5,501
Note 6. Property and Equipment
Property and equipment consists of the following:

(in thousands)	March 31, 2018	December 31, 2017
Property and equipment:
Land	$1,170	$1,170
Buildings and leasehold improvements	2,946	2,946
Machinery and equipment	55,735	55,152
Computer hardware and software	4,633	4,615
Total property and equipment	64,484	63,883
Less accumulated depreciation	(37,308)	(35,518)
Total property and equipment, net	$27,176	$28,365

Note 7. Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis.
The following table presents information about our financial assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at March 31, 2018 and December 31, 2017.

	Fair Value as of March 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$116	$88	$—	$204
Total	$116	$88	$—	$204

	Fair Value as of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$97	$111	$—	$208
Total	$97	$111	$—	$208
We did not reclassify any investments between levels in the fair value hierarchy during the three months ended March 31, 2018.
The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on March 31, 2018.
Securities Available-for-Sale
As of March 31, 2018, securities available-for-sale consist of investments in equity securities that are publicly traded. These investments include shares held in Birner Dental Management Services ("Birner Dental"), a publicly traded company whose board of directors include a current Director of the Company. We classify a portion of equity securities as available-for-sale and as current assets, as the sale of such securities may be required prior to maturity to execute management strategies. One of our equity securities, Perma-Fix Medical S.A. ("Perma-Fix Medical"), is classified as an other asset (non-current), as the investment is strategic in nature and our current intent is to hold the investment over a several year period. Securities available-for-sale are carried at fair value, with the unrealized gains and losses presented within 'other expense, net' on our condensed consolidated statement of operations. As of December 31, 2017, the accumulated unrealized gains on these investments was $17 thousand, which was reclassified from accumulated other comprehensive income into beginning retained earnings upon adoption of ASU 2016-01.
The following table sets forth the composition of securities available-for-sale as of March 31, 2018 and December 31, 2017 (in thousands).

	Cost	Unrealized		Fair Value
As of March 31, 2018		Gains	Losses
Equity securities	$221	$—	$(17)	$204
	$221	$—	$(17)	$204

	Cost	Unrealized		Fair Value
As of December 31, 2017		Gains	Losses
Equity securities	$191	$17	$—	$208
	$191	$17	$—	$208

Note 8. Debt
A summary of long-term debt is as follows:

	March 31, 2018		December 31, 2017
(in thousands)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Long-term debt:
Revolving Credit Facility	$13,001	4.25%	$19,500	3.90%
Total borrowings	$13,001		$19,500

On June 21, 2017, the Company entered into a Revolving Credit Agreement (the “Comerica Credit Agreement”) with Comerica. The Comerica Credit Agreement provides for a five-year revolving credit facility with a maximum credit amount of $25.0 million maturing in June 2022, upon which a balloon payment on the balance is due. Under the Comerica Credit Facility, the Company can request the issuance of letters of credit in an aggregate amount not to exceed $1.0 million at any one time. In connection with the sale of our post-warranty service customer contracts to Philips, the Company entered into an Amendment No. 1 to the Comerica Credit Agreement, dated January 30, 2018 (the "Amendment"). The Amendment to the Comerica Credit Agreement reduced the revolving credit commitment from $25.0 million to $20.0 million. As of March 31, 2018, our borrowing availability under the Comerica Credit Agreement was $6.9 million.
In connection with the Amendment, during the three months ended March 31, 2018, approximately $0.1 million of unamortized loan fees were written off in proportion to the decrease in our borrowing capacity. As of March 31, 2018, the unamortized loan fees were $0.2 million, which are being amortized on a straight-line basis to interest expense over the five-year term.
At the Company’s option, the Comerica Credit Facility will bear interest at either (i) the LIBOR Rate, as defined in the Comerica Credit Agreement, plus a margin of 2.35%; or (ii) the PRR-based Rate, plus a margin of 0.5%. As further defined in the Comerica Credit Agreement, the "PRR-based Rate" means the greatest of (a) the Prime Rate in effect on such day (as defined in the Comerica Credit Agreement) plus 0.5%, or (b) the daily adjusting LIBOR Rate plus 2.50%. In addition to interest on outstanding borrowings under the Comerica Credit Facility, the revolving credit note bears an unused line fee of 0.25%, which is presented as interest expense. As of March 31, 2018, we had outstanding borrowings under the Comerica Credit Agreement of $13.0 million at a weighted average interest rate of 4.25%.
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
At March 31, 2018, the Company was in compliance with all covenants.

Note 9. Commitments and Contingencies
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

Note 10. Income Taxes
We provide for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements. We provide a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before we are able to realize their benefit. We calculate the valuation allowance in accordance with the authoritative guidance relating to income taxes, which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. Significant judgment is required in determining any valuation allowance against deferred tax assets. As of December 31, 2017, as a result of a three-year cumulative loss and recent events, such as the unanticipated termination of the Philips distribution agreement and its effect on our near term forecasted income, we concluded that a full valuation allowance was necessary to offset our deferred tax assets. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.
Intraperiod tax allocation rules require us to allocate our provision for income taxes between continuing operations and other categories of comprehensive income, such as discontinued operations. In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of comprehensive income, such as discontinued operations, we must consider that income in determining the amount of tax benefit that results from a loss in continuing operations and that shall be allocated to continuing operations. For the three months ended March 31, 2018, we recorded income of $5.5 million, net of tax, in discontinued operations related to our MDSS reportable segment and a loss of $1.4 million, net of tax, in continuing operations.
As a result of the intraperiod tax allocation rules, for the three months ended March 31, 2018, the Company recorded an income tax benefit of $0.5 million within continuing operations and $0.6 million of income tax expense within discontinued operations. For the three months ended March 31, 2017, the Company recorded an income tax expense of $0.6 million and $0.2 million within continuing operations and discontinued operations, respectively.
For the three months ended March 31, 2018, the Company expects to utilize $1.1 million of net operating losses associated with projected taxable income in discontinued operations mainly attributable to the gain on the sale of our MDSS post-warranty service contract business. The utilization of net operating losses in 2018 results in a reduction in our deferred tax asset balance, with a corresponding reduction in our valuation allowance, due to our full valuation allowance position discussed above.
As of March 31, 2018, we had unrecognized tax benefits of approximately $3.9 million related to uncertain tax positions. Included in the unrecognized tax benefits were $3.5 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.
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

Note 11. Segments
Our reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the gross profit and operating income (loss). The Company does not identify or allocate its assets by operating segments.
During the first quarter of 2018, we have classified the results of our MDSS segment as discontinued operations in our condensed consolidated statement of operations for all periods presented. Accordingly, segment results have been recast for all periods presented to reflect MDSS as discontinued operations. As costs of shared service functions previously allocated to MDSS are not allocable to discontinued operations, prior period corporate costs have been reallocated amongst the continuing reportable segments.
Segment information is as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Revenue by segment:
Diagnostic Services	$12,025	$12,202
Diagnostic Imaging	2,842	2,783
Mobile Healthcare	10,598	10,855
Condensed consolidated revenue	$25,465	$25,840
Gross profit by segment:
Diagnostic Services	$2,247	$2,836
Diagnostic Imaging	1,245	1,128
Mobile Healthcare	1,115	1,638
Condensed consolidated gross profit	$4,607	$5,602
Income (loss) from continuing operations by segment:
Diagnostic Services	$(290)	$16
Diagnostic Imaging	(204)	(437)
Mobile Healthcare	(1,115)	(1,030)
Condensed consolidated loss from continuing operations	$(1,609)	$(1,451)

Note 12. Subsequent Events
On May 1, 2018, the Company announced a cash dividend of $0.055 per share payable on May 30, 2018, to shareholders of record on May 15, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations (“MD&A”), contains forward-looking statements that involve risks and uncertainties. Please see “Important Information Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes thereto for the fiscal year ended December 31, 2017, which were included in our Form 10-K, filed with the SEC on February 28, 2018.
The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.
Overview
Digirad delivers convenient, effective, and efficient healthcare solutions on an as needed, when needed, and where needed basis. Digirad's diverse portfolio of mobile healthcare solutions and diagnostic imaging equipment and services, provides hospitals, physician practices, and imaging centers throughout the United States with technology and services necessary to provide exceptional patient care in the rapidly changing healthcare environment.
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
We continue to explore strategic alternatives to improve the market position and profitability of our product offerings in the marketplace, generate additional liquidity and enhance our valuation. We may pursue our goals during the next twelve months through organic growth and through strategic alternatives. Some of these alternatives have included, and could continue to include, selective acquisitions of business segments or entire businesses, divestitures of assets or divisions, or a restructuring of our company. We have also provided, and may from time to time in the future provide, information to interested parties relating to the foregoing.
Business Segments
As of March 31, 2018, we operate the Company in three reportable segments:
1.Diagnostic Services
2.Mobile Healthcare
3.Diagnostic Imaging
Diagnostic Services. Through Diagnostic Services, we offer a convenient and economically efficient imaging and monitoring services program as an alternative to purchasing equipment or outsourcing the procedures to another physician or imaging center. For physicians who wish to perform nuclear imaging, echocardiography, vascular or general ultrasound tests, we provide imaging systems, qualified personnel, radiopharmaceuticals, licensing services, and the logistics required to perform imaging in their own offices, and thereby the ability to bill Medicare, Medicaid, or third-party healthcare insurers directly for those services, which are primarily cardiac in nature. We provide imaging services primarily to cardiologists, internal medicine physicians, and family practice doctors who typically enter annual contracts for a set number of days ranging from once per month to five times per week.
Diagnostic Services also offers remote cardiac event monitoring services through our Telerhythmics business. These services include provision of a monitor, remote monitoring by registered nurses, and 24 hours a day, 7 days a week monitoring support for our patients and physician customers. We offer modalities of mobile cardiac telemetry ("MCT"), mobile cardiac event monitoring, holter monitoring, and pacemaker analysis. These services offer flexibility and convenience to our customers who do not have to incur the costs of staffing, equipment, and logistics to monitor patients as part of their standard of care. Our cardiac event monitoring services are provided primarily through an independent diagnostic testing facility model that allows us to bill Medicare, Medicaid, or third-party healthcare insurers directly for our services, and is the only business at Digirad that bills Medicare, Medicaid, and private insurance directly.
Mobile Healthcare. Through Mobile Healthcare, we provide contract diagnostic imaging, including computerized tomography ("CT"), magnetic resonance imaging ("MRI"), positron emission tomography ("PET"), PET/CT, and nuclear medicine and healthcare expertise to hospitals, integrated delivery networks ("IDNs"), and federal institutions on a long-term contract basis, as well as interim (short-term) services to institutions that are in transition. These services are provided primarily when there is a cost, access, and efficiency component of providing the services directly rather than owning and operating the related services and equipment directly by our customers.
Diagnostic Imaging. Through Diagnostic Imaging, we sell our internally developed solid-state gamma cameras and camera maintenance contracts. Our cameras include nuclear cardiac imaging systems, as well as general purpose nuclear imaging systems. We sell our imaging systems to physician offices and hospitals primarily in the United States, although we have sold a small number of imaging systems internationally.
Discontinued Operations
Medical Device Sales and Service. Prior to January 1, 2018, through Medical Device Sales and Service ("MDSS), we provided: (a) contract sales services and (b) warranty and post-warranty services, under our contract with Philips Healthcare ("Philips"), within a defined region in the upper Midwest region of the United States. Under the contract sales services, we primarily sold Philips branded imaging and patient monitoring systems, including CT, MRI, PET, PET/CT systems, ultrasound and patient and monitoring systems, and received a commission on these sales. For our equipment contract sales services, we did not take title to the underlying equipment; it is delivered directly to the end user by Philips. Under our warranty and post-warranty services, we provided warranty and post-warranty services on certain Philips equipment within this territory related to equipment we sold or other equipment sold in the territory.
On September 28, 2017, we received a notice of termination (the "Termination Notice") from Philips that the Consolidated Agreement, dated April 1, 2014, as amended on June 9, 2015, between Philips and DMS Health Technologies ("DMS"), and the Remote Inside Sales Services Agreement dated March 23, 2016 (collectively, the "Philips Agreements"), were terminated upon the close of business on December 31, 2017 (“Termination Date”). The impact of the Termination Notice was to (a) end our contract sales services relationship with Philips as of December 31, 2017, effectively ending revenue associated with these services, and (b) end our relationship and support under our warranty and post-warranty services in the upper Midwest territory with Philips. However, the Philips Termination did not impact our ability to continue to service our existing contracts and allowed us opportunities to enter into new service contracts with customers outside the territory we were previously constrained to.
Based on the Philips Termination, we carefully considered the opportunity to run the post-warranty service business outside the relationship with Philips, but determined that ultimately due to pricing challenges and logistics, the best economic decision was to sell the business to Philips. Therefore, on December 22, 2017, we entered into an Asset Purchase Agreement (the “Philips Purchase Agreement”) with Philips to sell all of our MDSS customer contracts relating to the post-warranty service business for $8.0 million (the “Philips Transaction”). The Philips Transaction is subject to certain post-closing adjustments. In connection with entering into the Philips Purchase Agreement, we entered into an agreement with Philips pursuant to which we continued to provide installation and warranty services pursuant to an existing Service Agreement until January 31, 2018. On February 1, 2018, the Philips Transaction was closed. Following the closing, the Company's MDSS reportable segment ceased to exist. As a result, the MDSS reportable segment is reported as discontinued operations in these unaudited condensed consolidated financial statements and related notes thereto.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions, and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except as discussed below, we believe there were no other significant changes in those critical accounting policies and estimates during the three months ended March 31, 2018.

Revenue Recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue.
The majority of our contracts have a single performance obligation as we provide a series of distinct services that are substantially the same and are transferred with the same pattern to the customer. For contracts with multiple performance obligations, we allocate the total transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. We use an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available.

Our products are generally not sold with a right of return and the Company does not provide significant credits or incentives, which may be required to be accounted for as variable consideration when estimating the amount of revenue to be recognized.
Refer to Note 3 to the unaudited condensed consolidated financial statements for further updates to the Company's revenue recognition policy under the new revenue standard.
Results of Operations
Comparison of the Three Months Ended March 31, 2018 and 2017
The following table summarizes our results for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	Percent of 2018 Revenues	2017	Percent of 2017 Revenues	Change from Prior Year
(in thousands)					Dollars	Percent
Total revenues	$25,465	100.0%	$25,840	100.0%	$(375)	(1.5)%
Total cost of revenues	20,858	81.9%	20,238	78.3%	620	3.1%
Gross profit	4,607	18.1%	5,602	21.7%	(995)	(17.8)%
Total operating expenses	6,216	24.4%	7,053	27.3%	(837)	(11.9)%
Loss from operations	(1,609)	(6.3)%	(1,451)	(5.6)%	(158)	10.9%
Total other expense	(234)	(0.9)%	(193)	(0.7)%	(41)	21.2%
Loss before income taxes	(1,843)	(7.2)%	(1,644)	(6.4)%	(199)	12.1%
Income tax expense	455	1.8%	(607)	(2.3)%	1,062	(175.0)%
Net loss from continuing operations	(1,388)	(5.5)%	(2,251)	(8.7)%	$863	(38.3)%
Income from discontinued operations, net of tax	5,494	21.6%	175	0.7%	5,319	3,039.4%
Net income (loss)	$4,106	16.1%	$(2,076)	(8.0)%	6,182	(297.8)%

In the context of results of operations discussions, the reportable segments Diagnostic Services and Mobile Healthcare are considered “Services,” and Diagnostic Imaging is considered “Product and Product-Related.” The Company's former MDSS reportable segment is reported as discontinued operations in our condensed consolidated financial statements and discussion within results operations for all periods presented.
Revenues
Services Revenue
Services revenue by segment is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017	Change	% Change
Diagnostic Services	$12,025	$12,202	$(177)	(1.5)%
Mobile Healthcare	10,598	10,855	(257)	(2.4)%
Total Services Revenue	$22,623	$23,057	$(434)	(1.9)%
Diagnostic Services revenue decreased $0.2 million, or 1.5%, compared to the prior year quarter, primarily due to a decrease in revenue from our Telerhythmics business due to lower enrollments.
Mobile Healthcare revenue decreased $0.3 million, or 2.4%, compared to the prior year quarter, primarily due to lower mobile imaging revenue of $0.7 million resulting from higher cancellations which were impacted by severe weather conditions during the period, partially offset by an increase in interim rentals of $0.5 million. The utilization of our interim rentals can vary in each period based on customers that are in the midst of new construction or refurbishing their current facilities.

Product and Product-Related Revenue
Product and product-related revenue by segment is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017	Change	% Change
Diagnostic Imaging	$2,842	$2,783	$59	2.1%
Diagnostic Imaging revenue increased $0.1 million, or 2.1%, compared to the prior year quarter, primarily attributable to an increase in camera support time and material activities, which are variable in nature and based on customer needs.
Gross Profit
Services Gross Profit
Services gross profit and gross margin is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017	% Change
Services gross profit	$3,362	$4,474	(24.9)%
Services gross margin	14.9%	19.4%
Diagnostic Services gross profit decreased $0.6 million, or 20.8%, to $2.2 million in the current year quarter compared to $2.8 million in the prior year quarter, and the gross margin percentage was 18.7% in the current year quarter compared to 23.2% in the prior year quarter. The decrease in gross margin percentage was mainly due to $0.2 million lower sales volume in our Telerhythmics business, $0.2 million higher employee related costs, and $0.1 million higher radiopharmaceutical costs.
Mobile Healthcare gross profit decreased $0.5 million, or 31.9%, to $1.1 million in the current year quarter compared to $1.6 million in the prior year quarter, and gross margin percentage was 10.5% in the current year quarter compared to 15.1% in the prior year quarter. The decrease in gross margin percentage was primarily due to lower sales volume and higher employee related costs of $0.3 million; partially offset by higher margins on interim rentals compared to the prior year quarter.
Product and Product-Related Gross Profit
Product and product-related gross profit and margin is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017	% Change
Product and product-related gross profit	$1,245	$1,128	10.4%
Product and product-related gross margin	43.8%	40.5%
Diagnostic Imaging gross profit increased $0.1 million, or 10.4%, to $1.2 million in the current year quarter compared to $1.1 million in the prior year quarter, and the gross margin percentage was 43.8% in the current year quarter compared to 40.5% in the prior year quarter. The increase in gross margin percentage was primarily due to lower service part costs and lower product royalty fees.
Operating Expenses
Operating expenses are summarized as follows:

	Three Months Ended March 31,				Percent of Revenues
	2018	2017	Change		2018	2017
(in thousands)			Dollars	Percent
Marketing and sales	$1,467	$1,783	$(316)	(17.7)%	5.8%	6.9%
General and administrative	4,392	4,896	(504)	(10.3)%	17.2%	18.9%
Amortization of intangible assets	357	374	(17)	(4.5)%	1.4%	1.4%
Total operating expenses	$6,216	$7,053	$(837)	(11.9)%	24.4%	27.3%
Marketing and sales expenses decreased $0.3 million, or 17.7%, compared to the prior year quarter, primarily attributable to lower headcount and lower variable compensation due in part to lower sales.

General and administrative expenses decreased $0.5 million, or 10.3%, compared to the prior year quarter, primarily attributable to lower employee related costs of $0.3 million and lower depreciation expense of $0.1 million.
Total Other Expense
Total other expense is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Other expense, net	$(17)	$—
Interest expense, net	(217)	(193)
Total other expense	$(234)	$(193)
Interest expense, net, for the three months ended March 31, 2018 and 2017 is predominantly comprised of cash interest costs and related amortization of deferred issuance costs on our debt. A portion of interest costs has been allocated to discontinued operations in both periods since the proceeds received in the sale were required to be used to reduce our borrowings under our revolving credit facility with Comerica Bank, a Texas banking association ("Comerica").
Income Tax Expense
During the three months ended March 31, 2018, an income tax benefit of $0.5 million was recorded in continuing operations in accordance with the intraperiod allocation rules as a result of income generated from the gain on the sale of one of our business segments recorded in discontinued operations. During the three months ended March 31, 2017, income tax expense of $0.6 million was recorded, primarily due to an increase in our valuation allowance associated with changes in our income projections, which limited our ability to utilize net operating losses during the year.  In the fourth quarter of 2017, a full valuation allowance was established against our deferred tax assets due to a recent history of losses and uncertainties regarding our ability to utilize our net operating losses before expiration. See Note 10 to the unaudited condensed consolidated financial statements for further information related to the Company's income taxes.
Income from Discontinued Operations
As described in Note 2 of the unaudited condensed consolidated financial statements, the results of our MDSS reportable segment have been reported as discontinued operations for all periods presented. During the three months ended March 31, 2018, discontinued operations includes a $6.3 million gain on the sale of our MDSS post-warranty service contracts to Philips which closed on February 1, 2018. See Note 2 for additional information regarding discontinued operations.
Liquidity and Capital Resources
We generated $0.4 million of positive cash flow from operations during the three months ended March 31, 2018. Cash flows from operations primarily represent inflows from net income (adjusted for depreciation, amortization, and other non-cash items), as well as the net effect of changes in working capital. Cash flows from investing activities primarily represent our investment in capital equipment required to maintain and grow our business, as well as acquisitions and dispositions. Cash flows from financing activities primarily represent net proceeds from borrowings and receipt of cash related to the exercise of stock options, offset by outflows related to dividend payments and repayments of long-term borrowings.
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations, and availability on our revolving line of credit from our Comerica Credit Agreement. As of March 31, 2018, we had $1.0 million of cash and cash equivalents, as well as $6.9 million available under our revolving line of credit. We also have available a shelf registration statement that provides us with increased capital flexibility to pursue corporate objectives by allowing us to offer and sell up to $20.0 million of securities.
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

Sources and Uses of Cash
The following table shows cash flow information for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017
Net cash provided by operating activities	$420	$1,924
Net cash provided by investing activities	$6,669	$415
Net cash used in financing activities	$(7,932)	$(2,722)
Operating Activities
Net cash provided by operating activities was $0.4 million for the three months ended March 31, 2018 compared to $1.9 million in the prior year quarter. The decrease in cash compared to the prior year quarter was primarily due to lower net income adjusted for non-cash items as a result of reduced revenues.
Investing Activities
Net cash provided by investing activities was $6.7 million for the three months ended March 31, 2018 compared to $0.4 million in the prior year quarter. The increase in cash provided by investing activities compared to the prior year quarter was primarily attributable to $6.8 million of proceeds received from the sale of our MDSS service contract business to Philips during the quarter, as well as lower capital equipment purchases of $0.3 million compared to the prior year quarter.
Financing Activities
Net cash used in financing activities was $7.9 million for the three months ended March 31, 2018 compared to $2.7 million in the prior year quarter. The increase of $5.2 million was primarily due to an increase in net principal repayments of $5.2 million as the proceeds from the sale of our MDSS service contract business were used to pay down outstanding borrowings on our revolving credit facility.
Comerica Revolving Credit Facility
On June 21, 2017, the Company entered into a Revolving Credit Agreement (the “Comerica Credit Agreement”) with Comerica. The Comerica Credit Agreement provides for a five-year revolving credit facility with a maximum credit amount of $25.0 million maturing in June 2022, upon which a balloon payment on the balance is due.
In connection with the sale of our post-warranty service customer contracts to Philips, the Company entered into an Amendment No. 1 to the Comerica Credit Agreement, dated January 30, 2018 (the "Amendment"). The Amendment to the Comerica Credit Agreement reduced the revolving credit commitment from $25.0 million to $20.0 million and modified the definitions of "Adjusted EBITDA," "FCCR Capital Expenditures" and "Revolving Credit Commitment" as used under the Comerica Credit Agreement. The net cash proceeds received during the quarter of $6.8 million were used to pay down existing borrowings under the Comerica Credit Facility. As of March 31, 2018, outstanding borrowings under the Comerica Credit Agreement of $13.0 million with additional borrowing availability of $6.9 million.
At the Company’s option, the Comerica Credit Facility will bear interest at either (i) the LIBOR Rate, as defined in the Comerica Credit Agreement, plus a margin of 2.35%; or (ii) the PRR-based Rate, plus a margin of 0.5%. As further defined in the Comerica Credit Agreement, the "PRR-based Rate" means the greatest of (a) the Prime Rate in effect on such day (as defined in the Comerica Credit Agreement) plus 0.5%, or (b) the daily adjusting LIBOR Rate plus 2.50%. In addition to interest on outstanding borrowings under the Comerica Credit Facility, the revolving credit note bears an unused line fee of 0.25%, which is presented as interest expense. As of March 31, 2018, the weighted average interest rate on outstanding borrowings was 4.25%.
Restrictive Covenants
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
The Company's ability to comply to these and other provisions under the Comerica Credit Agreement is dependent on its future performance, which is subject to many factors, some of which are beyond our control. Although the Company is currently in compliance with its debt covenants, its declining performance has resulted in fixed charge ratios closer to the ratios established under the credit agreement. As a result, the Company may be required to reduce or eliminate its quarterly cash dividend to maintain future compliance with our financial covenants, in which failure to comply may result in an event of default thereunder.
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
At March 31, 2018, the Company was in compliance with all covenants.
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet arrangements.
Contractual Obligations
There have been no material changes outside of the ordinary course of business in our outstanding contractual obligations from those disclosed within "Management's Discussion and Analysis of Financial Condition and Results of Operations," as contained in our Annual Report on Form 10-K filed with the SEC on February 28, 2018.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our Form 10-K for the year ended December 31, 2017.

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
As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.
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
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which we filed with the SEC on February 28, 2018. The risks and uncertainties described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

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

31.1*	Certification of the Principal Executive and Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
32.1**	Certification of the Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
_________________

*	Filed herewith.

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

DIGIRAD CORPORATION

Date:	May 7, 2018	By:	/s/ MATTHEW G. MOLCHAN
Matthew G. Molchan President, Chief Executive Officer, and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)