Form 10-Q
period 2018-06-30
DIGIRAD CORP
filed 2018-08-03
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒
As of July 30, 2018 the registrant had 20,119,318 shares of Common Stock ($0.0001 par value) outstanding.

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
DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenues:
Services	$24,324	$23,742	$46,947	$46,799
Product and product-related	2,756	2,943	5,598	5,726
Total revenues	27,080	26,685	52,545	52,525

Cost of revenues:
Services	20,023	19,105	39,284	37,688
Product and product-related	1,490	1,892	3,087	3,547
Total cost of revenues	21,513	20,997	42,371	41,235

Gross profit	5,567	5,688	10,174	11,290

Operating expenses:
Marketing and sales	1,461	1,596	2,928	3,379
General and administrative	3,522	5,717	7,914	10,613
Amortization of intangible assets	356	373	713	747
Goodwill impairment	476	—	476	—
Total operating expenses	5,815	7,686	12,031	14,739

Loss from operations	(248)	(1,998)	(1,857)	(3,449)

Other expense:
Other expense, net	(19)	—	(36)	—
Interest expense, net	(189)	(227)	(363)	(420)
Loss on extinguishment of debt	—	(709)	(43)	(709)
Total other expense	(208)	(936)	(442)	(1,129)

Loss before income taxes	(456)	(2,934)	(2,299)	(4,578)
Income tax benefit (expense)	106	88	561	(519)
Loss from continuing operations, net of tax	(350)	(2,846)	(1,738)	(5,097)
Income from discontinued operations, net of tax	—	74	5,494	249
Net (loss) income	$(350)	$(2,772)	$3,756	$(4,848)

Net (loss) income per share - basic and diluted
Continuing operations	$(0.02)	$(0.14)	$(0.09)	$(0.26)
Discontinued operations	$—	$—	$0.27	$0.01
Net (loss) income per share - basic and diluted (1)	$(0.02)	$(0.14)	$0.19	$(0.24)

Dividends declared per common share	$0.055	$0.05	$0.11	$0.10

Net (loss) income	$(350)	$(2,772)	$3,756	$(4,848)
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities	—	(69)	—	(31)
Reclassification of unrealized gains on available-for-sale securities to retained earnings	—	—	(17)
Total other comprehensive loss	—	(69)	(17)	(31)
Comprehensive (loss) income	$(350)	$(2,841)	$3,739	$(4,879)
(1) Earnings per share may not add due to rounding.
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,410	$1,877
Securities available-for-sale	96	97
Accounts receivable, net	12,581	15,887
Inventories, net	5,992	5,501
Restricted cash	243	242
Other current assets	2,174	1,972
Total current assets	22,496	25,576
Property and equipment, net	25,664	28,365
Intangible assets, net	7,116	7,830
Goodwill	1,916	2,392
Restricted cash	101	101
Non-current assets held for sale	—	1,736
Other assets	582	703
Total assets	$57,875	$66,703

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,313	$5,207
Accrued compensation	4,122	5,507
Accrued warranty	157	204
Deferred revenue	1,646	2,302
Current liabilities held for sale	—	835
Other current liabilities	2,342	2,915
Total current liabilities	13,580	16,970
Long-term debt	12,500	19,500
Deferred tax liabilities	372	254
Other liabilities	1,784	2,180
Total liabilities	28,236	38,904

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 20,119,318 and 20,060,311 shares issued and outstanding (net of treasury shares) at June 30, 2018 and December 31, 2017, respectively	2	2
Treasury stock, at cost; 2,588,484 shares at June 30, 2018 and December 31, 2017	(5,728)	(5,728)
Additional paid-in capital	146,247	148,163
Accumulated other comprehensive loss	(22)	(5)
Accumulated deficit	(110,860)	(114,633)
Total stockholders’ equity	29,639	27,799
Total liabilities and stockholders’ equity	$57,875	$66,703
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2017
Operating activities
Net income (loss)	$3,756	$(4,848)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,842	4,011
Amortization of intangible assets	727	1,156
Provision for bad debt	82	24
Stock-based compensation	371	559
Amortization of loan fees	21	153
Loss on extinguishment of debt	43	709
Gain on disposal of discontinued operation	(6,261)	—
Gain on sale of assets	(238)	(70)
Goodwill impairment	476	—
Deferred income taxes	120	676
Other, net	36	(159)
Changes in operating assets and liabilities:
Accounts receivable	3,219	827
Inventories	(463)	157
Other assets	339	(84)
Accounts payable	(73)	(860)
Accrued compensation	(1,385)	978
Deferred revenue	(844)	(301)
Other liabilities	(727)	566
Net cash provided by operating activities	3,041	3,494

Investing activities
Purchases of property and equipment	(919)	(782)
Proceeds from sale of discontinued operations	6,844	—
Proceeds from sale of property and equipment	325	167
Purchases of securities available-for-sale	(14)	(17)
Maturities of securities available-for-sale	—	917
Net cash provided by investing activities	6,236	285

Financing activities
Proceeds from long term borrowings	18,125	29,353
Repayments of long term debt	(25,125)	(33,838)
Loan issuance costs and extinguishment costs	(7)	(110)
Dividends paid	(2,212)	(1,993)
Taxes paid related to net share settlement of equity awards	(74)	(192)
Cash paid for contingent consideration for acquisitions	—	(27)
Repayment of obligations under capital leases	(450)	(411)
Net cash used in financing activities	(9,743)	(7,218)
Net decrease in cash, cash equivalents and restricted cash	(466)	(3,439)
Cash, cash equivalents and restricted cash at beginning of period	2,220	5,679
Cash, cash equivalents and restricted cash at end of period	$1,754	$2,240

Non-Cash Investing Activities
Assets acquired by entering into capital leases	$16	$1,844

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
As discussed in Note 2, the results of our Medical Device Sales and Services ("MDSS") reportable segment are presented as discontinued operations and, as such, are excluded from both continuing operations and segment results for all periods presented.
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
New Accounting Pronouncements
Recently Adopted Accounting Standards
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The pronouncement is effective for fiscal years beginning after December 15, 2017, and for interim periods within those periods, using a retrospective transition method to each period presented. We adopted ASU 2016-18 effective January 1, 2018 which resulted in an increase of $3.0 million in net cash flows used in financing activities that was previously reported for the six months ended June 30, 2017.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amended the existing accounting standards for the accounting for financial instruments. The amendments require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income. The new standard is effective prospectively for fiscal years beginning after December 15, 2017. We adopted ASU 2016-01 on January 1, 2018. As a result of the adoption, we recorded an increase to retained earnings of $17 thousand to recognize the unrealized gains previously recorded within accumulated other comprehensive income. Subsequent changes in the fair value of our marketable securities will be recorded to other expense, net. See Note 8 for further details.
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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The amendment should be applied on a prospective basis.  The pronouncement is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We early adopted ASU 2017-04 effective April 1, 2018 in conjunction with the interim impairment test of goodwill performed during the quarter. See Note 7 for additional information on or interim goodwill impairment test performed.
New Accounting Standards To Be Adopted
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
Note 2. Discontinued Operations
On February 1, 2018, the Company completed the sale of its customer contracts relating to our MDSS post-warranty service business to Philips North America LLC ("Philips") pursuant to an Asset Purchase Agreement, dated as of December 22, 2017 for $8.0 million. The total cash proceeds were adjusted for deferred revenue liabilities assigned to Philips at the closing date, as well as $0.5 million of proceeds held in escrow, subject to claims for breaches of general representation and warranties. The escrow amount was recorded in other current assets as of June 30, 2018 and is expected to be released to the Company during the fourth quarter of 2018.
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

The following table presents financial results of the MDSS business:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018 (1)	2017	2018	2017
Total revenues	$165	$3,101	$789	$6,341
Total cost of revenues	30	1,756	546	3,491
Gross profit	135	1,345	243	2,850
Operating expenses:
Marketing and sales	—	673	85	1,290
General and administrative	—	220	172	428
Amortization of intangible assets	—	205	13	409
Gain on sale of discontinued operations	—	—	(6,261)	—
Total operating expenses	—	1,098	(5,991)	2,127
Income from operations	135	247	6,234	723
Interest expense	—	(76)	(26)	(198)
Income from discontinuing operations before income taxes	135	171	6,208	525
Income tax expense	(135)	(97)	(714)	(276)
Income from discontinuing operations, net of tax	$—	$74	$5,494	$249

(1)	Income from operations for the three months ended June 30, 2018 primarily relates to the sale of inventory used in our former MDSS service business.

The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company's balance sheet:

(in thousands)	June 30, 2018	December 31, 2017
Carrying amounts of assets included as part of discontinued operations:
Intangible assets, net	$—	$637
Goodwill	—	1,099
Total assets classified as held for sale in the condensed consolidated balance sheet	$—	$1,736
Carrying amounts of liabilities included as part of discontinued operations:
Deferred revenue	$—	$835
Total liabilities classified as held for sale in the condensed consolidated balance sheet	$—	$835

The following table presents supplemental cash flow information of discontinued operations:

	Six Months Ended June 30,
(in thousands)	2018	2017
Operating activities:
Depreciation	$2	$18
Amortization of intangible assets	$13	$409
Gain on sale of discontinued operations	$(6,261)	$—
Stock-based compensation	$(1)	$11
Investing activities:
Proceeds from the sale of discontinued operations	$6,844	$—
Purchases of property, plant and equipment	$—	$—

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
Disaggregation of Revenue
The following table presents our revenues disaggregated by major source:

	Three Months Ended June 30, 2018
(in thousands)	Diagnostic Services	Diagnostic Imaging	Mobile Healthcare	Total
Major Goods/Service Lines
Mobile Imaging and Cardiac Monitoring	$13,075	$—	$8,554	$21,629
Camera	—	913	—	913
Camera Support	—	1,809	—	1,809
Revenue from Contracts with Customers	13,075	2,722	8,554	24,351
Lease Income	192	34	2,503	2,729
Total Revenues	$13,267	$2,756	$11,057	$27,080

Timing of Revenue Recognition
Services and goods transferred over time	$12,123	$1,630	$10,986	$24,739
Services and goods transferred at a point in time	1,144	1,126	71	2,341
Total Revenues	$13,267	$2,756	$11,057	$27,080

	Six Months Ended June 30, 2018
(in thousands)	Diagnostic Services	Diagnostic Imaging	Mobile Healthcare	Total
Major Goods/Service Lines
Mobile Imaging and Cardiac Monitoring	$24,973	$—	$16,633	$41,606
Camera	—	1,983	—	1,983
Camera Support	—	3,553	—	3,553
Revenue from Contracts with Customers	24,973	5,536	16,633	47,142
Lease Income	319	62	5,022	5,403
Total Revenues	$25,292	$5,598	$21,655	$52,545

Timing of Revenue Recognition
Services and goods transferred over time	$23,087	$3,350	$21,477	$47,914
Services and goods transferred at a point in time	2,205	2,248	178	4,631
Total Revenues	$25,292	$5,598	$21,655	$52,545
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
At December 31, 2017, the Company deferred revenues balance was $2.4 million, of which $0.9 million and $1.8 million of this was recognized as revenue during the three and six months ended June 30, 2018. As of June 30, 2018, deferred revenue was $1.7 million. The decrease of $0.7 million was mainly due to the timing of when customer payments are received in relation to the service contract period.
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

Note 4. Basic and Diluted Net Income (Loss) Per Share
For the six months ended June 30, 2018 and 2017, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and vested restricted stock units outstanding during the period. Diluted net income per common share is calculated to give effect to all dilutive securities, if applicable, using the treasury stock method. In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.
The following table sets forth the reconciliation of shares used to compute basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in thousands)	2018	2017	2018	2017
Numerator:
Loss from continuing operations	$(350)	$(2,846)	$(1,738)	$(5,097)
Income from discontinued operations	—	74	5,494	249
Net income (loss)	$(350)	$(2,772)	$3,756	$(4,848)

Denominator:
Weighted average shares outstanding - basic	20,119	19,979	20,106	19,957
Dilutive potential common stock outstanding:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—
Weighted average shares outstanding - diluted	20,119	19,979	20,106	19,957

Income (loss) per common share - basic
Continuing operations	$(0.02)	$(0.14)	$(0.09)	$(0.26)
Discontinued operations	$—	$—	$0.27	$0.01
Net income (loss) per common share - basic (1)	$(0.02)	$(0.14)	$0.19	$(0.24)

Income (loss) per common share - diluted
Continuing operations	$(0.02)	$(0.14)	$(0.09)	$(0.26)
Discontinued operations	$—	$—	$0.27	$0.01
Net income (loss) per common share - diluted (1)	$(0.02)	$(0.14)	$0.19	$(0.24)
(1) Earnings per share may not add due to rounding.
The following weighted average outstanding common stock equivalents were not included in the calculation of diluted net income per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in thousands)	2018	2017	2018	2017
Stock options	360	287	258	301
Restricted stock units	234	84	171	74
Total	594	371	429	375

Note 5. Inventories
The components of inventories are as follows:

(in thousands)	June 30, 2018	December 31, 2017
Inventories:
Raw materials	$2,687	$2,331
Work-in-process	2,014	2,094
Finished goods	1,659	1,529
Total inventories	6,360	5,954
Less reserve for excess and obsolete inventories	(368)	(453)
Total inventories, net	$5,992	$5,501
Note 6. Property and Equipment
Property and equipment consists of the following:

(in thousands)	June 30, 2018	December 31, 2017
Property and equipment:
Land	$1,170	$1,170
Buildings and leasehold improvements	2,946	2,946
Machinery and equipment	55,786	55,152
Computer hardware and software	4,661	4,615
Total property and equipment	64,563	63,883
Less accumulated depreciation	(38,899)	(35,518)
Total property and equipment, net	$25,664	$28,365

Note 7. Goodwill
The value of our goodwill is primarily derived from the acquisition of MD Office Solutions ("MD Office") in 2015, Telerhythmics, LLC ("Telerhythmics") in 2014, and substantially all of the assets of Ultrascan, Inc. ("Ultrascan") in 2007. During the six months ended June 30, 2018, reporting units that carried goodwill balances included Digirad Imaging Solutions and Telerhythmics. The combined Digirad Imaging Solutions and Telerhythmics reporting units make up the Diagnostic Services reportable segment.
Changes in the carrying amount of goodwill from December 31, 2017 to June 30, 2018, by reportable segment, are as follows:

(in thousands)	Diagnostic Services	Total
Balance at December 31, 2017	$2,392	$2,392
Impairment of Telerhythmics	(476)	(476)
Balance at June 30, 2018	$1,916	$1,916
The Company tests goodwill for impairment annually during the fourth quarter of each year at the reporting unit level and on an interim basis if events or substantive changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value.
During the second quarter of 2018, the Company's ongoing and continuous efforts to explore strategic alternatives across the entire business in order to maximize shareholder value triggered an interim impairment test during the quarter. As a result of additional market data and information that became available in connection with these efforts, the Company concluded that the carrying value of its Telerhythmics reporting unit was in excess of fair value and recorded a goodwill impairment charge of $0.5 million during the three months ended June 30, 2018. The remaining goodwill balance within this reporting unit as of June 30, 2018 was $0.2 million.

Note 8. Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis.
The following table presents information about our financial assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at June 30, 2018 and December 31, 2017.

	Fair Value as of June 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$96	$89	$—	$185
Total	$96	$89	$—	$185

	Fair Value as of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$97	$111	$—	$208
Total	$97	$111	$—	$208
We did not reclassify any investments between levels in the fair value hierarchy during the six months ended June 30, 2018.
The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on June 30, 2018.
Securities Available-for-Sale
As of June 30, 2018, securities available-for-sale consist of investments in equity securities that are publicly traded. These investments include shares held in Birner Dental Management Services ("Birner Dental"), a publicly traded company whose board of directors include a current Director of the Company. We classify a portion of equity securities as available-for-sale and as current assets, as the sale of such securities may be required prior to maturity to execute management strategies. One of our equity securities, Perma-Fix Medical S.A. ("Perma-Fix Medical"), is classified as an other asset (non-current), as the investment is strategic in nature and our current intent is to hold the investment over a several year period. Securities available-for-sale are carried at fair value, with the unrealized gains and losses presented within 'other expense, net' on our condensed consolidated statement of operations. As of December 31, 2017, the accumulated unrealized gains on these investments was $17 thousand, which was reclassified from accumulated other comprehensive income into beginning retained earnings upon adoption of ASU 2016-01.
The following table sets forth the composition of securities available-for-sale as of June 30, 2018 and December 31, 2017 (in thousands).

	Cost	Unrealized		Fair Value
As of June 30, 2018		Gains	Losses
Equity securities	$221	$—	$(36)	$185
	$221	$—	$(36)	$185

	Cost	Unrealized		Fair Value
As of December 31, 2017		Gains	Losses
Equity securities	$191	$17	$—	$208
	$191	$17	$—	$208

Note 9. Debt
A summary of long-term debt is as follows:

	June 30, 2018		December 31, 2017
(in thousands)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Long-term debt:
Revolving Credit Facility	$12,500	4.44%	$19,500	3.90%
Total borrowings	$12,500		$19,500
On June 21, 2017, the Company entered into a Revolving Credit Agreement (the “Comerica Credit Agreement”) with Comerica. The Comerica Credit Agreement provides for a five-year revolving credit facility with a maximum credit amount of $25.0 million maturing in June 2022, upon which a balloon payment on the balance is due. Under the Comerica Credit Facility, the Company can request the issuance of letters of credit in an aggregate amount not to exceed $1.0 million at any one time. In connection with the sale of our post-warranty service customer contracts to Philips, the Company entered into an Amendment No. 1 to the Comerica Credit Agreement, dated January 30, 2018 (the "Amendment"). The Amendment to the Comerica Credit Agreement reduced the revolving credit commitment from $25.0 million to $20.0 million. As of June 30, 2018, our borrowing availability under the Comerica Credit Agreement was $7.4 million.
In connection with the Amendment, during the six months ended June 30, 2018, less than $0.1 million of unamortized loan fees were written off in proportion to the decrease in our borrowing capacity. As of June 30, 2018, the unamortized loan fees were $0.2 million, which are being amortized on a straight-line basis to interest expense over the five-year term.
At the Company’s option, the Comerica Credit Facility will bear interest at either (i) the LIBOR Rate, as defined in the Comerica Credit Agreement, plus a margin of 2.35%; or (ii) the PRR-based Rate, plus a margin of 0.5%. As further defined in the Comerica Credit Agreement, the "PRR-based Rate" means the greatest of (a) the Prime Rate in effect on such day (as defined in the Comerica Credit Agreement) plus 0.5%, or (b) the daily adjusting LIBOR Rate plus 2.50%. In addition to interest on outstanding borrowings under the Comerica Credit Facility, the revolving credit note bears an unused line fee of 0.25%, which is presented as interest expense. As of June 30, 2018, we had outstanding borrowings under the Comerica Credit Agreement of $12.5 million at a weighted average interest rate of 4.44%.
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
At June 30, 2018, the Company was in compliance with all covenants.

Note 10. Commitments and Contingencies
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
Intraperiod tax allocation rules require us to allocate our provision for income taxes between continuing operations and other categories of comprehensive income, such as discontinued operations. In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of comprehensive income, such as discontinued operations, we must consider that income in determining the amount of tax benefit that results from a loss in continuing operations and that shall be allocated to continuing operations. For the six months ended June 30, 2018, we recorded income of $5.5 million, net of tax, in discontinued operations related to our MDSS reportable segment and a loss of $1.7 million, net of tax, in continuing operations.
As a result of the intraperiod tax allocation rules, for the six months ended June 30, 2018, the Company recorded an income tax benefit of $0.6 million within continuing operations and $0.7 million of income tax expense within discontinued operations. For the six months ended June 30, 2017, the Company recorded an income tax expense of $0.5 million and $0.3 million within continuing operations and discontinued operations, respectively.
For the six months ended June 30, 2018, the Company expects to utilize $1.1 million of net operating losses associated with projected taxable income in discontinued operations mainly attributable to the gain on the sale of our MDSS post-warranty service contract business. The utilization of net operating losses in 2018 results in a reduction in our deferred tax asset balance, with a corresponding reduction in our valuation allowance, due to our full valuation allowance position discussed above.
As of June 30, 2018, we had unrecognized tax benefits of approximately $3.9 million related to uncertain tax positions. Included in the unrecognized tax benefits were $3.5 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Revenue by segment:
Diagnostic Services	$13,267	$12,559	$25,292	$24,761
Diagnostic Imaging	2,756	2,943	5,598	5,726
Mobile Healthcare	11,057	11,183	21,655	22,038
Condensed consolidated revenue	$27,080	$26,685	$52,545	$52,525
Gross profit by segment:
Diagnostic Services	$2,969	$2,730	$5,216	$5,566
Diagnostic Imaging	1,266	1,051	2,511	2,179
Mobile Healthcare	1,332	1,907	2,447	3,545
Condensed consolidated gross profit	$5,567	$5,688	$10,174	$11,290
Income (loss) from continuing operations by segment:
Diagnostic Services	$804	$139	$514	$155
Diagnostic Imaging	(132)	(471)	(336)	(908)
Mobile Healthcare	(444)	(327)	(1,559)	(1,357)
Segment income (loss) from continuing operations	$228	$(659)	$(1,381)	$(2,110)
Goodwill impairment (1)	(476)	—	(476)	—
Litigation reserve (2)	—	(1,339)	—	(1,339)
Condensed consolidated loss from continuing operations	$(248)	$(1,998)	$(1,857)	$(3,449)
(1) See Note 7 for further information.
(2) Reflects legal settlement reserve for wage and hour litigation.

Note 13. Subsequent Events
On August 2, 2018, the Company announced a cash dividend of $0.055 per share payable on August 30, 2018 to shareholders of record on August 16, 2018.

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
Business Segments
As of June 30, 2018, we operate the Company in three reportable segments:
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
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions, and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except as discussed below, we believe there were no other significant changes in those critical accounting policies and estimates during the six months ended June 30, 2018.

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
Results of Operations
Comparison of the Three Months Ended June 30, 2018 and 2017
The following table summarizes our results for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	Percent of 2018 Revenues	2017	Percent of 2017 Revenues	Change from Prior Year
(in thousands)					Dollars	Percent
Total revenues	$27,080	100.0%	$26,685	100.0%	$395	1.5%
Total cost of revenues	21,513	79.4%	20,997	78.7%	516	2.5%
Gross profit	5,567	20.6%	5,688	21.3%	(121)	(2.1)%
Total operating expenses	5,815	21.5%	7,686	28.8%	(1,871)	(24.3)%
Loss from operations	(248)	(0.9)%	(1,998)	(7.5)%	1,750	(87.6)%
Total other expense	(208)	(0.8)%	(936)	(3.5)%	728	(77.8)%
Loss before income taxes	(456)	(1.7)%	(2,934)	(11.0)%	2,478	(84.5)%
Income tax benefit	106	0.4%	88	0.3%	18	20.5%
Net loss from continuing operations	(350)	(1.3)%	(2,846)	(10.7)%	2,496	(87.7)%
Income from discontinued operations, net of tax	—	—%	74	0.3%	(74)	(100.0)%
Net (loss) income	$(350)	(1.3)%	$(2,772)	(10.4)%	$2,422	(87.4)%

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
Revenues
Services Revenue
Services revenue by segment is summarized as follows:

	Three Months Ended June 30,
(in thousands)	2018	2017	Change	% Change
Diagnostic Services	$13,267	$12,559	$708	5.6%
Mobile Healthcare	11,057	11,183	(126)	(1.1)%
Total Services Revenue	$24,324	$23,742	$582	2.5%
Diagnostic Services revenue increased $0.7 million, or 5.6%, compared to the prior year quarter, primarily due to a higher volume of imaging days ran and an increase in the average mobile imaging rate per day, partially offset by a $0.1 million decrease in revenue from our Telerhythmics business due to lower enrollments.

Mobile Healthcare revenue decreased $0.1 million, or 1.1%, compared to the prior year quarter, primarily due to lower mobile imaging revenue of $0.3 million resulting from higher cancellations and lower supplies and accessories revenue of $0.1 million, partially offset by an increase in interim rentals of $0.3 million. The utilization of our interim rentals can vary in each period based on customers that are in the midst of new construction or refurbishing their current facilities.
Product and Product-Related Revenue
Product and product-related revenue by segment is summarized as follows:

	Three Months Ended June 30,
(in thousands)	2018	2017	Change	% Change
Diagnostic Imaging	$2,756	$2,943	$(187)	(6.4)%
Diagnostic Imaging revenue decreased $0.2 million, or 6.4%, compared to the prior year quarter, primarily due to a decrease in the number of cameras sold, partially offset by a more favorable product mix and an increase in camera support time and material activities, which are variable in nature and based on customer needs.
Gross Profit
Services Gross Profit
Services gross profit and gross margin is summarized as follows:

	Three Months Ended June 30,
(in thousands)	2018	2017	% Change
Services gross profit	$4,301	$4,637	(7.2)%
Services gross margin	17.7%	19.5%
Diagnostic Services gross profit increased $0.2 million, or 8.8%, to $3.0 million in the current year quarter compared to $2.7 million in the prior year quarter, and the gross margin percentage was 22.4% in the current year quarter compared to 21.7% in the prior year quarter. The increase in gross margin percentage was mainly due to higher sales volume.
Mobile Healthcare gross profit decreased $0.6 million, or 30.2%, to $1.3 million in the current year quarter compared to $1.9 million in the prior year quarter, and gross margin percentage was 12.0% in the current year quarter compared to 17.1% in the prior year quarter. The decrease in gross margin percentage was primarily due to lower sales volume and higher equipment repair costs of $0.4 million and higher employee related costs of $0.1 million, partially offset by higher margins on interim rentals compared to the prior year period.
Product and Product-Related Gross Profit
Product and product-related gross profit and margin is summarized as follows:

	Three Months Ended June 30,
(in thousands)	2018	2017	% Change
Product and product-related gross profit	$1,266	$1,051	20.5%
Product and product-related gross margin	45.9%	35.7%
Diagnostic Imaging gross profit increased $0.2 million, or 20.5%, to $1.3 million in the current year quarter compared to $1.1 million in the prior year quarter, and the gross margin percentage was 45.9% in the current year quarter compared to 35.7% in the prior year quarter. The increase in gross margin percentage was primarily due to a more favorable product mix, lower service part costs and lower product royalty fees.

Operating Expenses
Operating expenses are summarized as follows:

	Three Months Ended June 30,				Percent of Revenues
	2018	2017	Change		2018	2017
(in thousands)			Dollars	Percent
Marketing and sales	$1,461	$1,596	$(135)	(8.5)%	5.4%	6.0%
General and administrative	3,522	5,717	(2,195)	(38.4)%	13.0%	21.4%
Amortization of intangible assets	356	373	(17)	(4.6)%	1.3%	1.4%
Goodwill impairment	476	—	476	100.0%	1.8%	—%
Total operating expenses	$5,815	$7,686	$(1,871)	(24.3)%	21.5%	28.8%
Marketing and sales expenses decreased $0.1 million, or 8.5%, compared to the prior year quarter, primarily attributable to lower headcount and variable compensation.
General and administrative expenses decreased $2.2 million, or 38.4%, compared to the prior year quarter, primarily attributable to lower litigation-related costs of $1.5 million primarily from the settlement of a wage and hour lawsuit in the prior year, lower employee related costs of $0.4 million, and higher gains on equipment sales of $0.2 million.
Goodwill non-cash impairment charges of $0.5 million were recognized during the three months ended June 30, 2018 related to our Telerhythmics business. See Note 7 to the unaudited condensed consolidated financial statements for further information.
Total Other Expense
Total other expense is summarized as follows:

	Three Months Ended June 30,
(in thousands)	2018	2017
Other expense, net	$(19)	$—
Interest expense, net	(189)	(227)
Loss on extinguishment of debt	—	(709)
Total other expense	$(208)	$(936)
Interest expense, net, for the three months ended June 30, 2018 and 2017 is predominantly comprised of cash interest costs and related amortization of deferred issuance costs on our debt. A portion of interest costs has been allocated to discontinued operations for the three months ended June 30, 2017 since the proceeds received in the sale were required to be used to reduce our borrowings under our revolving credit facility with Comerica Bank, a Texas banking association ("Comerica").
Loss on extinguishment of debt for the three months ended June 30, 2017 is primarily related to the write-off of unamortized deferred financing costs related to the termination of the Wells Fargo Credit Agreement on June 21, 2017.
Income Tax Benefit
Income tax benefit was $0.1 million for the three months ended June 30, 2018 and 2017. The income tax benefit primarily related to the utilization of tax losses from continuing operations against discontinued operations gains in accordance with the intraperiod allocation rules. See Note 11 to the unaudited condensed consolidated financial statements for further information related to the Company's income taxes.
Income from Discontinued Operations
As described in Note 2 of the unaudited condensed consolidated financial statements, the results of our MDSS reportable segment have been reported as discontinued operations for all periods presented. See Note 2 for additional information regarding discontinued operations.

Comparison of the Six Months Ended June 30, 2018 and 2017
The following table summarizes our results for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	Percent of 2018 Revenues	2017	Percent of 2017 Revenues	Change from Prior Year
(in thousands)					Dollars	Percent
Total revenues	$52,545	100.0%	$52,525	100.0%	$20	—%
Total cost of revenues	42,371	80.6%	41,235	78.5%	1,136	2.8%
Gross profit	10,174	19.4%	11,290	21.5%	(1,116)	(9.9)%
Total operating expenses	12,031	22.9%	14,739	28.1%	(2,708)	(18.4)%
Loss from operations	(1,857)	(3.5)%	(3,449)	(6.6)%	1,592	(46.2)%
Total other expense	(442)	(0.8)%	(1,129)	(2.1)%	687	(60.9)%
Loss before income taxes	(2,299)	(4.4)%	(4,578)	(8.7)%	2,279	(49.8)%
Income tax benefit (expense)	561	1.1%	(519)	(1.0)%	1,080	(208.1)%
Net loss from continuing operations	(1,738)	(3.3)%	(5,097)	(9.7)%	3,359	(65.9)%
Income from discontinued operations, net of tax	5,494	10.5%	249	0.5%	5,245	2,106.4%
Net income (loss)	$3,756	7.1%	$(4,848)	(9.2)%	$8,604	(177.5)%

Revenues
Services Revenue
Services revenue by segment is summarized as follows:

	Six Months Ended June 30,
(in thousands)	2018	2017	Change	% Change
Diagnostic Services	$25,292	$24,761	$531	2.1%
Mobile Healthcare	21,655	22,038	(383)	(1.7)%
Total Services Revenue	$46,947	$46,799	$148	0.3%
Diagnostic Services revenue increased $0.5 million, or 2.1%, compared to the prior year period, primarily due to a higher volume of imaging days ran and an increase in the average mobile imaging rate per day, partially offset by a $0.3 million decrease in revenue from our Telerhythmics business due to lower enrollments.
Mobile Healthcare revenue decreased $0.4 million, or 1.7%, compared to the prior year period, primarily due to lower mobile imaging revenue of $1.0 million resulting from higher cancellations which were in part impacted by severe weather conditions during the first quarter of 2018, lower supplies and accessories revenue of $0.2 million, partially offset by an increase in interim rentals of $0.8 million. The utilization of our interim rentals can vary in each period based on customers that are in the midst of new construction or refurbishing their current facilities.
Product and Product-Related Revenue
Product and product-related revenue by segment is summarized as follows:

	Six Months Ended June 30,
(in thousands)	2018	2017	Change	% Change
Diagnostic Imaging	$5,598	$5,726	$(128)	(2.2)%
Diagnostic Imaging revenue decreased $0.1 million, or 2.2%, compared to the prior year period, due a decrease in camera revenue of $0.3 million primarily from a lower volume of cameras sold, partially offset by an increase in camera support time and material activities, which are variable in nature and based on customer needs.

Gross Profit
Services Gross Profit
Services gross profit and gross margin is summarized as follows:

	Six Months Ended June 30,
(in thousands)	2018	2017	% Change
Services gross profit	$7,663	$9,111	(15.9)%
Services gross margin	16.3%	19.5%
Diagnostic Services gross profit decreased $0.4 million, or 6.3%, to $5.2 million in the current year period compared to $5.6 million in the prior year period, and the gross margin percentage was 20.6% in the current year period compared to 22.5% in the prior year period. The decrease in gross margin percentage was mainly due to higher employee related costs compared to the prior year period.
Mobile Healthcare gross profit decreased $1.1 million, or 31.0%, to $2.4 million in the current year period compared to $3.5 million in the prior year period, and gross margin percentage was 11.3% in the current year period compared to 16.1% in the prior year period. The decrease in gross margin percentage was primarily due to an unfavorable mix of services provided, as well as increase of $0.6 million in repair and maintenance costs and $0.4 million in employee related costs.
Product and Product-Related Gross Profit
Product and product-related gross profit and margin is summarized as follows:

	Six Months Ended June 30,
(in thousands)	2018	2017	% Change
Product and product-related gross profit	$2,511	$2,179	15.2%
Product and product-related gross margin	44.9%	38.1%
Diagnostic Imaging gross profit increased $0.3 million, or 15.2%, to $2.5 million in the current year period compared to $2.2 million in the prior year period, and the gross margin percentage was 44.9% in the current year period compared to 38.1% in the prior year period. The increase in gross margin percentage was primarily due to a more favorable product mix, lower service part costs and lower product royalty fees.
Operating Expenses
Operating expenses are summarized as follows:

	Six Months Ended June 30,				Percent of Revenues
	2018	2017	Change		2018	2017
(in thousands)			Dollars	Percent
Marketing and sales	$2,928	$3,379	$(451)	(13.3)%	5.6%	6.4%
General and administrative	7,914	10,613	(2,699)	(25.4)%	15.1%	20.2%
Amortization of intangible assets	713	747	(34)	(4.6)%	1.4%	1.4%
Goodwill impairment	476	—	476	100.0%	0.9%	—%
Total operating expenses	$12,031	$14,739	$(2,708)	(18.4)%	22.9%	28.1%
Marketing and sales expenses decreased $0.5 million, or 13.3%, compared to the prior year period, primarily attributable to lower headcount and variable compensation.
General and administrative expenses decreased $2.7 million, or 25.4%, compared to the prior year quarter, primarily attributable to lower litigation-related costs of $1.6 million primarily from the settlement of a wage and hour lawsuit in the prior year, lower employee related costs of $0.6 million, and higher gains on equipment and vehicle sales of $0.3 million.
Goodwill non-cash impairment charges of $0.5 million were recognized during the three months ended June 30, 2018 related to our Telerhythmics business. See Note 7 to the unaudited condensed consolidated financial statements for further information.

Total Other Expense
Total other expense is summarized as follows:

	Six Months Ended June 30,
(in thousands)	2018	2017
Other expense, net	$(36)	$—
Interest expense, net	(363)	(420)
Loss on extinguishment of debt	(43)	(709)
Total other expense	$(442)	$(1,129)
Interest expense, net, for the six months ended June 30, 2018 and 2017 is predominantly comprised of cash interest costs and related amortization of deferred issuance costs on our debt. A portion of interest costs has been allocated to discontinued operations in both periods since the proceeds received in the sale were required to be used to reduce our borrowings under our revolving credit facility with Comerica Bank, a Texas banking association ("Comerica").
Loss on extinguishment of debt for the six months ended June 30, 2017 is primarily related to the write-off of unamortized deferred financing costs related to the termination of the Wells Fargo Credit Agreement on June 21, 2017.
Income Tax Benefit (Expense)
During the six months ended June 30, 2018, an income tax benefit of $0.6 million was recorded in continuing operations in accordance with the intraperiod allocation rules as a result of income generated from the gain on the sale of one of our business segments recorded in discontinued operations. During the six months ended June 30, 2017, income tax expense of $0.5 million was recorded in continuing operations, primarily due to an increase in our valuation allowance associated with changes in our income projections, which limited our ability to utilize net operating losses during the year.  In the fourth quarter of 2017, a full valuation allowance was established against our deferred tax assets due to a recent history of losses and uncertainties regarding our ability to utilize our net operating losses before expiration. See Note 11 to the unaudited condensed consolidated financial statements for further information related to the Company's income taxes.
Income from Discontinued Operations
As described in Note 2 of the unaudited condensed consolidated financial statements, the results of our MDSS reportable segment have been reported as discontinued operations for all periods presented. During the six months ended June 30, 2018, discontinued operations includes a $6.3 million gain on the sale of our MDSS post-warranty service contracts to Philips which closed on February 1, 2018. See Note 2 for additional information regarding discontinued operations.
Liquidity and Capital Resources
We generated $3.0 million of positive cash flow from operations during the six months ended June 30, 2018. Cash flows from operations primarily represent inflows from net income (adjusted for depreciation, amortization, and other non-cash items), as well as the net effect of changes in working capital. Cash flows from investing activities primarily represent our investment in capital equipment required to maintain and grow our business, as well as acquisitions and dispositions. Cash flows from financing activities primarily represent net proceeds from borrowings and receipt of cash related to the exercise of stock options, offset by outflows related to dividend payments and repayments of long-term borrowings.
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations, and availability on our revolving line of credit from our Comerica Credit Agreement. As of June 30, 2018, we had $1.4 million of cash and cash equivalents, as well as $7.4 million available under our revolving line of credit.
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

Sources and Uses of Cash
The following table shows cash flow information for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$3,041	$3,494
Net cash provided by investing activities	$6,236	$285
Net cash used in financing activities	$(9,743)	$(7,218)
Operating Activities
Net cash provided by operating activities was $3.0 million for the six months ended June 30, 2018 compared to $3.5 million in the prior year period. The decrease of $0.5 million was primarily due to unfavorable changes in working capital of $1.2 million compared to the prior year period; partially offset by higher net income adjusted for non-cash adjusted items of $0.8 million.
Investing Activities
Net cash provided by investing activities was $6.2 million for the six months ended June 30, 2018 compared to $0.3 million in the prior year period. The increase of $6.0 million in cash provided by investing activities compared to the prior year period was primarily attributable to $6.8 million of proceeds received from the sale of our MDSS service contract business to Philips during the first quarter of 2018, partially offset by a decrease of $0.9 million in cash provided by maturities of available-for-sale securities.
Financing Activities
Net cash used in financing activities was $9.7 million for the six months ended June 30, 2018 compared to $7.2 million in the prior year period. The increase of $2.5 million was primarily due to an increase in net principal repayments of $2.5 million as the proceeds from the sale of our MDSS service contract business were used to pay down outstanding borrowings on our revolving credit facility.
Comerica Revolving Credit Facility
On June 21, 2017, the Company entered into a Revolving Credit Agreement (the “Comerica Credit Agreement”) with Comerica. The Comerica Credit Agreement provides for a five-year revolving credit facility with a maximum credit amount of $25.0 million maturing in June 2022, upon which a balloon payment on the balance is due.
In connection with the sale of our post-warranty service customer contracts to Philips, the Company entered into an Amendment No. 1 to the Comerica Credit Agreement, dated January 30, 2018 (the "Amendment"). The Amendment to the Comerica Credit Agreement reduced the revolving credit commitment from $25.0 million to $20.0 million and modified the definitions of "Adjusted EBITDA," "FCCR Capital Expenditures" and "Revolving Credit Commitment" as used under the Comerica Credit Agreement. The net cash proceeds received during the quarter of $6.8 million were used to pay down existing borrowings under the Comerica Credit Facility. As of June 30, 2018, outstanding borrowings under the Comerica Credit Agreement of $12.5 million with additional borrowing availability of $7.4 million.
At the Company’s option, the Comerica Credit Facility will bear interest at either (i) the LIBOR Rate, as defined in the Comerica Credit Agreement, plus a margin of 2.35%; or (ii) the PRR-based Rate, plus a margin of 0.5%. As further defined in the Comerica Credit Agreement, the "PRR-based Rate" means the greatest of (a) the Prime Rate in effect on such day (as defined in the Comerica Credit Agreement) plus 0.5%, or (b) the daily adjusting LIBOR Rate plus 2.50%. In addition to interest on outstanding borrowings under the Comerica Credit Facility, the revolving credit note bears an unused line fee of 0.25%, which is presented as interest expense. As of June 30, 2018, the weighted average interest rate on outstanding borrowings was 4.44%.

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
The Company's ability to comply to these and other provisions under the Comerica Credit Agreement is dependent on its future performance, which is subject to many factors, some of which are beyond our control. Although the Company is currently in compliance with its debt covenants, its declining performance has resulted in fixed charge ratios closer to the minimum ratios required under the credit agreement. As a result, the Company may be required to reduce or eliminate its quarterly cash dividend to maintain future compliance with our financial covenants, in which failure to comply may result in an event of default thereunder.
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
At June 30, 2018, the Company was in compliance with all covenants.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements.
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

As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.
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
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which we filed with the SEC on February 28, 2018. The risks and uncertainties described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K have not materially changed, with the exception of the item noted below. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

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

The Comerica Credit Agreement contains a fixed charge coverage ratio covenant and a leverage ratio covenant. We may not have the ability to meet these and other covenants under the Comerica Credit Agreement depending on a number of factors including, without limitation, the performance of our business, capital allocation decisions made by the Company, or events beyond our control. Our failure to comply with our covenants and other obligations under the Credit Agreement may result in an event of default thereunder. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness (together with accrued interest and fees), or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. This could have serious consequences to our financial condition, operating results, and business, and could cause us to become insolvent or enter bankruptcy proceedings, and shareholders may lose all or a portion of their investment because of the priority of the claims of our creditors on our assets.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1
Certificate of Amendment of the Restated Certificate of Incorporation of Digirad Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on May 1, 2018).

10.1	2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on May 1, 2018).
31.1*	Certification of the Principal Executive and Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
32.1**	Certification of the Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
_________________

*	Filed herewith.

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

DIGIRAD CORPORATION

Date:	August 3, 2018	By:	/s/ MATTHEW G. MOLCHAN
Matthew G. Molchan President, Chief Executive Officer, and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)