Form 10-Q
period 2018-09-30
DIGIRAD CORP
filed 2018-11-05
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of October 23, 2018 the registrant had 20,230,628 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION
TABLE OF CONTENTS

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS	3
PART I. FINANCIAL INFORMATION	4
Item 1. Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	29
PART II. OTHER INFORMATION	30
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3. Defaults Upon Senior Securities	31
Item 4. Mine Safety Disclosures	31
Item 5. Other Information	31
Item 6. Exhibits	32
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 32.1
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
DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenues:
Services	$22,904	$22,820	$69,851	$69,619
Product and product-related	2,803	2,975	8,401	8,701
Total revenues	25,707	25,795	78,252	78,320
Cost of revenues:
Services	19,700	18,768	58,984	56,456
Product and product-related	1,649	1,657	4,736	5,204
Total cost of revenues	21,349	20,425	63,720	61,660
Gross profit	4,358	5,370	14,532	16,660
Operating expenses:
Marketing and sales	1,281	1,383	4,209	4,762
General and administrative	3,504	3,718	11,418	14,331
Amortization of intangible assets	356	374	1,069	1,121
Goodwill impairment	—	—	476	—
Loss on sale of buildings	507	—	507	—
Total operating expenses	5,648	5,475	17,679	20,214
Loss from operations	(1,290)	(105)	(3,147)	(3,554)
Other expense:
Other expense, net	(76)	(237)	(112)	(237)
Interest expense, net	(200)	(154)	(563)	(574)
Loss on extinguishment of debt	—	—	(43)	(709)
Total other expense	(276)	(391)	(718)	(1,520)
Loss before income taxes	(1,566)	(496)	(3,865)	(5,074)
Income tax benefit (expense)	379	(6,838)	940	(7,357)
Loss from continuing operations, net of tax	(1,187)	(7,334)	(2,925)	(12,431)
(Loss) income from discontinued operations, net of tax	(239)	(1,565)	5,255	(1,316)
Net (loss) income	$(1,426)	$(8,899)	$2,330	$(13,747)

Net (loss) income per share - basic and diluted
Continuing operations	$(0.06)	$(0.37)	$(0.15)	$(0.62)
Discontinued operations	$(0.01)	$(0.08)	$0.26	$(0.07)
Net (loss) income per share - basic and diluted (1)	$(0.07)	$(0.44)	$0.12	$(0.69)

Dividends declared per common share	$0.055	$0.055	$0.165	$0.155

Net (loss) income	$(1,426)	$(8,899)	$2,330	$(13,747)
Other comprehensive (loss) income:
Reclassification of unrealized gains on available-for-sale securities to retained earnings	—	—	(17)	—
Reclassification of other-than-temporary losses on available-for-sale securities in net (loss) income	—	83	—	52
Total other comprehensive loss (income)	—	83	(17)	52
Comprehensive (loss) income	$(1,426)	$(8,816)	$2,313	$(13,695)
(1) Earnings per share may not add due to rounding.
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$963	$1,877
Securities available-for-sale	90	97
Accounts receivable, net	13,455	15,887
Inventories, net	5,884	5,501
Restricted cash	167	242
Other current assets	1,987	1,972
Total current assets	22,546	25,576
Property and equipment, net	23,404	28,365
Intangible assets, net	6,760	7,830
Goodwill	1,916	2,392
Restricted cash	101	101
Non-current assets held for sale	—	1,736
Other assets	462	703
Total assets	$55,189	$66,703

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,645	$5,207
Accrued compensation	3,257	5,507
Accrued warranty	151	204
Deferred revenue	1,561	2,302
Current liabilities held for sale	—	835
Other current liabilities	2,692	2,915
Total current liabilities	12,306	16,970
Long-term debt	13,592	19,500
Deferred tax liabilities	191	254
Other liabilities	1,795	2,180
Total liabilities	27,884	38,904

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 20,230,628 and 20,060,311 shares issued and outstanding (net of treasury shares) at September 30, 2018 and December 31, 2017, respectively	2	2
Treasury stock, at cost; 2,588,484 shares at September 30, 2018 and December 31, 2017	(5,728)	(5,728)
Additional paid-in capital	145,339	148,163
Accumulated other comprehensive loss	(22)	(5)
Accumulated deficit	(112,286)	(114,633)
Total stockholders’ equity	27,305	27,799
Total liabilities and stockholders’ equity	$55,189	$66,703
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Operating activities
Net income (loss)	$2,330	$(13,747)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,651	5,928
Amortization of intangible assets	1,082	1,734
Provision for bad debt	60	119
Stock-based compensation	545	829
Amortization of loan fees	32	165
Loss on extinguishment of debt	43	709
Gain on disposal of discontinued operation	(6,208)	—
Gain on sale of assets	(51)	(71)
Unrealized loss on available-for-sale securities	112	237
Goodwill impairment	476	2,580
Deferred income taxes	(63)	6,707
Other, net	—	(159)
Changes in operating assets and liabilities:
Accounts receivable	2,367	373
Inventories	(355)	7
Other assets	447	(102)
Accounts payable	(706)	(940)
Accrued compensation	(2,250)	(396)
Deferred revenue	(930)	(362)
Other liabilities	(364)	490
Net cash provided by operating activities	2,218	4,101

Investing activities
Purchases of property and equipment	(1,919)	(1,567)
Proceeds from sale of discontinued operations	6,844	—
Proceeds from sale of property and equipment	1,780	174
Purchases of securities available-for-sale	(14)	(17)
Maturities of securities available-for-sale	—	917
Net cash provided by (used in) investing activities	6,691	(493)

Financing activities
Proceeds from long term borrowings	29,296	31,819
Repayments of long term borrowings	(35,203)	(35,282)
Loan issuance costs and extinguishment costs	(7)	(271)
Dividends paid	(3,321)	(3,092)
Issuances of common stock	26	—
Taxes paid related to net share settlement of equity awards	(74)	(192)
Cash paid for contingent consideration for acquisitions	—	(27)
Repayment of obligations under capital leases	(615)	(680)
Net cash used in financing activities	(9,898)	(7,725)
Net decrease in cash, cash equivalents and restricted cash	(989)	(4,117)
Cash, cash equivalents and restricted cash at beginning of period	2,220	5,679
Cash, cash equivalents and restricted cash at end of period	$1,231	$1,562

Non-Cash Investing Activities
Assets acquired by entering into capital leases	$282	$2,047
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
New Accounting Pronouncements
Recently Adopted Accounting Standards
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The pronouncement is effective for fiscal years beginning after December 15, 2017, and for interim periods within those periods, using a retrospective transition method to each period presented. We adopted ASU 2016-18 effective January 1, 2018 which resulted in an increase of $3.0 million in net cash flows used in financing activities that was previously reported for the nine months ended September 30, 2017.
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
New Accounting Standards To Be Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). The new standard also requires expanded disclosures regarding leasing arrangements. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. We will adopt ASU 2016-02 as of January 1, 2019 and will apply certain practical expedients offered in the guidance, such as those that state that we need not reassess whether expired or existing contracts contain leases, reevaluate the classification of expired or existing leases, or reassess initial direct costs for existing leases. We have substantially completed the process of identifying existing lease contracts and are currently performing detailed evaluations of the leases under the new accounting requirements. We believe the most significant changes to the financial statements relate to the recognition of right-of-use assets and offsetting lease liabilities in the condensed consolidated balance sheet for operating leases. The actual impact on the condensed consolidated balance sheet will be contingent upon our population of operating leases at adoption; however, we do not expect the standard to have a material impact on cash flows or results of operations.
Note 2. Discontinued Operations
On February 1, 2018, the Company completed the sale of its customer contracts relating to our MDSS post-warranty service business to Philips North America LLC ("Philips") pursuant to an Asset Purchase Agreement, dated as of December 22, 2017 for $8.0 million. The total cash proceeds were adjusted for deferred revenue liabilities assigned to Philips at the closing date, as well as $0.5 million of proceeds held in escrow, subject to claims for breaches of general representation and warranties, which was recorded in other current assets at the date of sale. In September 2018, Philips notified the Company of claims against the escrow relating to alleged pre-existing conditions for certain equipment under service contracts at the time of sale. The Company is currently in discussion with Philips and expects to reach a final settlement during the fourth quarter of 2018. During the three months ended September 30, 2018, we recorded a reserve of approximately $0.1 million against such escrowed amounts, reflecting management's best estimate for the potential claim settlement with Philips.
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

The following table presents financial results of the MDSS business:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018 (1)	2017	2018	2017
Total revenues	$—	$2,760	$789	$9,101
Total cost of revenues	—	1,490	555	4,981
Gross profit	—	1,270	234	4,120
Operating expenses:
Marketing and sales	—	609	85	1,899
General and administrative	—	160	163	588
Amortization of intangible assets	—	204	13	613
Gain on sale of discontinued operations	53	—	(6,208)	—
Goodwill impairment	—	2,580	—	2,580
Total operating expenses	53	3,553	(5,947)	5,680
(Loss) income from operations	(53)	(2,283)	6,181	(1,560)
Interest expense	—	(70)	(26)	(268)
Income from discontinuing operations before income taxes	(53)	(2,353)	6,155	(1,828)
Income tax expense	(186)	788	(900)	512
Income from discontinuing operations, net of tax	$(239)	$(1,565)	$5,255	$(1,316)

(1)	Loss from operations for the three months ended September 30, 2018 relates to reserve recorded for claims against funds held in escrow.

The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company's balance sheet:

(in thousands)	September 30, 2018	December 31, 2017
Carrying amounts of assets included as part of discontinued operations:
Intangible assets, net	$—	$637
Goodwill	—	1,099
Total assets classified as held for sale in the condensed consolidated balance sheet	$—	$1,736
Carrying amounts of liabilities included as part of discontinued operations:
Deferred revenue	$—	$835
Total liabilities classified as held for sale in the condensed consolidated balance sheet	$—	$835

The following table presents supplemental cash flow information of discontinued operations:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Operating activities:
Depreciation	$2	$25
Amortization of intangible assets	$13	$613
Gain on sale of discontinued operations	$(6,208)	$—
Stock-based compensation	$(1)	$20
Investing activities:
Proceeds from the sale of discontinued operations	$6,844	$—
Purchases of property, plant and equipment	$—	$—

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
Disaggregation of Revenue
The following table presents our revenues disaggregated by major source:

	Three Months Ended September 30, 2018
(in thousands)	Diagnostic Services	Diagnostic Imaging	Mobile Healthcare	Total
Major Goods/Service Lines
Mobile Imaging and Cardiac Monitoring	$12,284	$—	$8,026	$20,310
Camera	—	1,105	—	1,105
Camera Support	—	1,670	—	1,670
Revenue from Contracts with Customers	12,284	2,775	8,026	23,085
Lease Income	128	28	2,466	2,622
Total Revenues	$12,412	$2,803	$10,492	$25,707

Timing of Revenue Recognition
Services and goods transferred over time	$11,542	$1,583	$10,372	$23,497
Services and goods transferred at a point in time	870	1,220	120	2,210
Total Revenues	$12,412	$2,803	$10,492	$25,707

	Nine Months Ended September 30, 2018
(in thousands)	Diagnostic Services	Diagnostic Imaging	Mobile Healthcare	Total
Major Goods/Service Lines
Mobile Imaging and Cardiac Monitoring	$37,257	$—	$24,659	$61,916
Camera	—	3,088	—	3,088
Camera Support	—	5,223	—	5,223
Revenue from Contracts with Customers	37,257	8,311	24,659	70,227
Lease Income	447	90	7,488	8,025
Total Revenues	$37,704	$8,401	$32,147	$78,252

Timing of Revenue Recognition
Services and goods transferred over time	$34,629	$4,933	$31,849	$71,411
Services and goods transferred at a point in time	3,075	3,468	298	6,841
Total Revenues	$37,704	$8,401	$32,147	$78,252
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
At December 31, 2017, the Company deferred revenues balance was $2.4 million, of which $0.9 million and $2.7 million of this was recognized as revenue during the three and nine months ended September 30, 2018. As of September 30, 2018, deferred revenue was $1.6 million. The decrease of $0.8 million was mainly due to the timing of when customer payments are received in relation to the service contract period.
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

Note 4. Basic and Diluted Net Income (Loss) Per Share
For the three and nine months ended September 30, 2018 and 2017, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and vested restricted stock units outstanding during the period. Diluted net income per common share is calculated to give effect to all dilutive securities, if applicable, using the treasury stock method. In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.
The following table sets forth the reconciliation of shares used to compute basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in thousands)	2018	2017	2018	2017
Numerator:
Loss from continuing operations, net of tax	$(1,187)	$(7,334)	$(2,925)	$(12,431)
(Loss) income from discontinued operations, net of tax	(239)	(1,565)	5,255	(1,316)
Net (loss) income	$(1,426)	$(8,899)	$2,330	$(13,747)

Denominator:
Weighted average shares outstanding - basic	20,176	20,009	20,129	19,974
Dilutive potential common stock outstanding:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—
Weighted average shares outstanding - diluted	20,176	20,009	20,129	19,974

Net (loss) income per common share - basic
Continuing operations	$(0.06)	$(0.37)	$(0.15)	$(0.62)
Discontinued operations	$(0.01)	$(0.08)	$0.26	$(0.07)
Net (loss) income per common share - basic (1)	$(0.07)	$(0.44)	$0.12	$(0.69)

Net (loss) income per common share - diluted
Continuing operations	$(0.06)	$(0.37)	$(0.15)	$(0.62)
Discontinued operations	$(0.01)	$(0.08)	$0.26	$(0.07)
Net (loss) income per common share - diluted (1)	$(0.07)	$(0.44)	$0.12	$(0.69)
(1) Earnings per share may not add due to rounding.
The following weighted average outstanding common stock equivalents were not included in the calculation of diluted net income per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in thousands)	2018	2017	2018	2017
Stock options	288	248	271	283
Restricted stock units	126	64	156	68
Total	414	312	427	351

Note 5. Inventories
The components of inventories are as follows:

(in thousands)	September 30, 2018	December 31, 2017
Inventories:
Raw materials	$2,771	$2,331
Work-in-process	2,328	2,094
Finished goods	1,169	1,529
Total inventories	6,268	5,954
Less reserve for excess and obsolete inventories	(384)	(453)
Total inventories, net	$5,884	$5,501
Note 6. Property and Equipment
Property and equipment consists of the following:

(in thousands)	September 30, 2018	December 31, 2017
Property and equipment:
Land	$550	$1,170
Buildings and leasehold improvements	1,947	2,946
Machinery and equipment	56,178	55,152
Computer hardware and software	4,656	4,615
Total property and equipment	63,331	63,883
Less accumulated depreciation	(39,927)	(35,518)
Total property and equipment, net	$23,404	$28,365
In September 2018, the Company completed the sale of buildings and a portion of land in our Fargo, North Dakota location with a net book value of $1.5 million for net cash proceeds of approximately $1.0 million, resulting in a loss on sale of $0.5 million, which has been classified as a "Loss on sale of buildings" in our condensed consolidated statement of operations.

Note 7. Goodwill
The value of our goodwill is primarily derived from the acquisition of MD Office Solutions ("MD Office") in 2015, Telerhythmics, LLC ("Telerhythmics") in 2014, and substantially all of the assets of Ultrascan, Inc. ("Ultrascan") in 2007. During the nine months ended September 30, 2018, reporting units that carried goodwill balances included Digirad Imaging Solutions and Telerhythmics. The combined Digirad Imaging Solutions and Telerhythmics reporting units make up the Diagnostic Services reportable segment.
Changes in the carrying amount of goodwill from December 31, 2017 to September 30, 2018, by reportable segment, are as follows:

(in thousands)	Diagnostic Services	Total
Balance at December 31, 2017	$2,392	$2,392
Impairment of Telerhythmics	(476)	(476)
Balance at September 30, 2018	$1,916	$1,916
The Company tests goodwill for impairment annually during the fourth quarter of each year at the reporting unit level and on an interim basis if events or substantive changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value.
During the second quarter of 2018, the Company's ongoing and continuous efforts to explore strategic alternatives across the entire business in order to maximize shareholder value triggered an interim impairment test during the quarter. As a result of additional market data and information that became available in connection with these efforts, the Company concluded that the carrying value of its Telerhythmics reporting unit was in excess of fair value and recorded a goodwill impairment charge of $0.5 million during the three and six months ended June 30, 2018. The remaining goodwill balance within this reporting unit as of September 30, 2018 was $0.2 million.
Note 8. Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis.
The following table presents information about our financial assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at September 30, 2018 and December 31, 2017.

	Fair Value as of September 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$90	$19	$—	$109
Total	$90	$19	$—	$109

	Fair Value as of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$97	$111	$—	$208
Total	$97	$111	$—	$208
We did not reclassify any investments between levels in the fair value hierarchy during the nine months ended September 30, 2018.
The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on September 30, 2018.
Securities Available-for-Sale
As of September 30, 2018, securities available-for-sale consist of investments in equity securities that are publicly traded. These investments include shares held in Birner Dental Management Services ("Birner Dental"), a publicly traded company whose board of directors include a current Director of the Company. We classify a portion of equity securities as available-for-sale and as current assets, as the sale of such securities may be required prior to maturity to execute management strategies. One of our equity securities, Perma-Fix Medical S.A. ("Perma-Fix Medical"), is classified as an other asset (non-current), as the investment is strategic in nature and our current intent is to hold the investment over a several year period. Securities available-for-sale are carried at fair value, with the unrealized gains and losses presented within 'other expense, net' on our condensed consolidated statement of operations. As of December 31, 2017, the accumulated unrealized gains on these investments was $17 thousand, which was reclassified from accumulated other comprehensive income into beginning retained earnings upon adoption of ASU 2016-01.
The following table sets forth the composition of securities available-for-sale as of September 30, 2018 and December 31, 2017 (in thousands).

	Cost	Unrealized		Fair Value
As of September 30, 2018		Gains	Losses
Equity securities	$221	$—	$(112)	$109
	$221	$—	$(112)	$109

	Cost	Unrealized		Fair Value
As of December 31, 2017		Gains	Losses
Equity securities	$191	$17	$—	$208
	$191	$17	$—	$208

Note 9. Debt
A summary of long-term debt is as follows:

	September 30, 2018		December 31, 2017
(in thousands)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Long-term debt:
Revolving Credit Facility	$13,592	4.55%	$19,500	3.90%
Total borrowings	$13,592		$19,500
On June 21, 2017, the Company entered into a Revolving Credit Agreement (the “Comerica Credit Agreement”) with Comerica. The Comerica Credit Agreement provides for a five-year revolving credit facility with a maximum credit amount of $25.0 million maturing in June 2022, upon which a balloon payment on the balance is due. Under the Comerica Credit Facility, the Company can request the issuance of letters of credit in an aggregate amount not to exceed $1.0 million at any one time. In connection with the sale of our post-warranty service customer contracts to Philips, the Company entered into an Amendment No. 1 to the Comerica Credit Agreement, dated January 30, 2018 (the "Amendment"). The Amendment to the Comerica Credit Agreement reduced the revolving credit commitment from $25.0 million to $20.0 million. As of September 30, 2018, the Company had $0.2 million of letters of credit outstanding and had additional borrowing capacity under the Comerica Credit Agreement of $6.2 million.
In connection with the Amendment, during the nine months ended September 30, 2018, less than $0.1 million of unamortized loan fees were written off in proportion to the decrease in our borrowing capacity. As of September 30, 2018, the unamortized loan fees were $0.2 million, which are being amortized on a straight-line basis to interest expense over the five-year term.
At the Company’s option, the Comerica Credit Facility will bear interest at either (i) the LIBOR Rate, as defined in the Comerica Credit Agreement, plus a margin of 2.35%; or (ii) the PRR-based Rate, plus a margin of 0.5%. As further defined in the Comerica Credit Agreement, the "PRR-based Rate" means the greatest of (a) the Prime Rate in effect on such day (as defined in the Comerica Credit Agreement) plus 0.5%, or (b) the daily adjusting LIBOR Rate plus 2.50%. In addition to interest on outstanding borrowings under the Comerica Credit Facility, the revolving credit note bears an unused line fee of 0.25%, which is presented as interest expense. As of September 30, 2018, we had outstanding borrowings under the Comerica Credit Agreement of $13.6 million at a weighted average interest rate of 4.55%.
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
On November 1, 2018, the Company entered into the Amendment No. 2 to the Comerica Credit Agreement (the "Second Amendment").  The Second Amendment, among other things, waives compliance under the Comerica Credit Agreement with the Fixed Charge Coverage Ratio financial covenants solely for the three months ended September 30, 2018.  At September 30, 2018, the Company was in compliance with all other covenants.  The Second Amendment also contains several amendments to the Credit Agreement including, among other things, (a) modifying the definition of  “Fixed Charge Coverage Ratio” to change how the Fixed Charge Coverage Ratio is calculated, (b) modifying the definition of  “FCCR Capital Expenditure” to reduce a threshold amount and (c) modifying the definitions of “Permitted Acquisition” and “Permitted Investments."

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
Intraperiod tax allocation rules require us to allocate our provision for income taxes between continuing operations and other categories of comprehensive income, such as discontinued operations. In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of comprehensive income, such as discontinued operations, we must consider that income in determining the amount of tax benefit that results from a loss in continuing operations and that shall be allocated to continuing operations. For the nine months ended September 30, 2018, we recorded income of $5.3 million, net of tax, in discontinued operations related to our MDSS reportable segment and a loss of $2.9 million, net of tax, in continuing operations.
As a result of the intraperiod tax allocation rules, for the nine months ended September 30, 2018, the Company recorded an income tax benefit of $0.9 million within continuing operations and $0.9 million of income tax expense within discontinued operations. For the nine months ended September 30, 2017, the Company recorded an income tax expense of $7.4 million and $0.5 million within continuing operations and discontinued operations, respectively.
For the nine months ended September 30, 2018, the Company expects to utilize $0.8 million of net operating losses associated with projected taxable income in discontinued operations mainly attributable to the gain on the sale of our MDSS post-warranty service contract business. The utilization of net operating losses in 2018 results in a reduction in our deferred tax asset balance, with a corresponding reduction in our valuation allowance, due to our full valuation allowance position discussed above.
As of September 30, 2018, we had unrecognized tax benefits of approximately $3.9 million related to uncertain tax positions. Included in the unrecognized tax benefits were $3.5 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.
We file income tax returns in the US and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2014; however, our net operating loss and research credit carryovers arising prior to that year are subject to adjustment. It is our policy to recognize interest expense and penalties related to uncertain income tax matters as a component of income tax expense.

Note 12. Segments
Our reporting segments have been determined based on the nature of the products and/or services offered to customers or the nature of their function in the organization. We evaluate performance based on the gross profit and operating income (loss) excluding litigation reserve expense, goodwill impairment, and loss on sale of buildings. The Company does not identify or allocate its assets by operating segments.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenue by segment:
Diagnostic Services	$12,412	$12,171	$37,704	$36,932
Diagnostic Imaging	2,803	2,975	8,401	8,701
Mobile Healthcare	10,492	10,649	32,147	32,687
Condensed consolidated revenue	$25,707	$25,795	$78,252	$78,320
Gross profit by segment:
Diagnostic Services	$2,404	$2,586	$7,620	$8,152
Diagnostic Imaging	1,154	1,318	3,665	3,497
Mobile Healthcare	800	1,466	3,247	5,011
Condensed consolidated gross profit	$4,358	$5,370	$14,532	$16,660
Income (loss) from continuing operations by segment:
Diagnostic Services	$250	$288	$764	$443
Diagnostic Imaging	(108)	(39)	(444)	(947)
Mobile Healthcare	(925)	(354)	(2,484)	(1,711)
Segment (loss) income from continuing operations	$(783)	$(105)	$(2,164)	$(2,215)
Loss on sale of buildings (1)	(507)	—	(507)	—
Goodwill impairment (2)	—	—	(476)	—
Litigation reserve (3)	—	—	—	(1,339)
Condensed consolidated loss from continuing operations	$(1,290)	$(105)	$(3,147)	$(3,554)
(1) Reflects loss on sale of land and buildings in our Fargo, North Dakota location. See Note 6 for further information
(2) Reflects goodwill impairment adjustment for Telerhythmics reporting unit. See Note 7 for further information.
(3) Reflects legal settlement reserve for wage and hour litigation.

Note 13. Subsequent Events
Sale of Telerhythmics, LLC
On October 31, 2018, the Company entered into a membership interest purchase agreement (the "Telerhythmics Purchase Agreement") with G Medical Innovations USA, Inc. (“GMedical”), pursuant to which we sold all the outstanding membership interests in Telerhythmics to GMedical. The total consideration related to the Telerhythmics Purchase Agreement was $1.95 million in cash, which was paid at the closing on October 31, 2018.  In connection with the transaction, the Company has agreed to make certain monthly payments aggregating $0.2 million through January 2021.  The Telerhythmics Purchase Agreement includes customary representations, warranties, covenants and indemnification obligations of the parties, including a non-competition covenant by the Company.

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
Recent Announcement
On September 10, 2018, the Company issued a press release (the “Press Release”) reporting that the Company's Board of Directors (the "Board") had approved converting the Company into a diversified holding company (the “HoldCo Conversion”), and the Company’s acquisition of ATRM Holdings, Inc. (“ATRM”) as an initial “kick-off” transaction (the “ATRM Acquisition”). The Press Release also reported that the Company entered into a non-binding letter of intent (the “LOI”) relating to the ATRM Acquisition and had hired David Noble as its Chief Operating Officer on September 1, 2018.
Under the terms contemplated in the LOI, ATRM stockholders will receive consideration consisting of 0.4 shares of Digirad common stock for each share of outstanding ATRM common stock acquired by the Company in the ATRM Acquisition. The issuance of Digirad common stock in connection with the ATRM Acquisition is expected to increase the number of shares of outstanding Digirad common stock by less than 5%. The ATRM Acquisition will be subject to, among other things, ATRM becoming current with its SEC filings and the negotiation and execution of definitive documentation. The final terms of the ATRM Acquisition are subject to change depending on the outcome of the Company’s due diligence investigation and may differ from those reflected in the LOI. The ATRM Acquisition was approved by a special committee of independent directors of the Company.
Jeffrey E. Eberwein, the Chairman of the Company’s Board, owns approximately 17.4% of the outstanding common stock of ATRM. Mr. Eberwein is also the Chief Executive Officer of Lone Star Value Management, LLC, in which together with affiliated entities, hold 579,745 shares of ATRM's 10.00% Series B Cumulative Preferred Stock (the “Series B Stock”). Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of these securities. Mr. Eberwein disclaims beneficial ownership of Series B Stock, except to the extent of his pecuniary interest therein.

Business Segments
As of September 30, 2018, we operate the Company in three reportable segments:
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
On September 28, 2017, we received a notice of termination (the "Termination Notice") from Philips that the Consolidated Agreement, dated April 1, 2014, as amended on June 9, 2015, between Philips and DMS Health Technologies ("DMS"), and the Remote Inside Sales Services Agreement dated March 23, 2016 (collectively, the "Philips Agreements"), were terminated upon the close of business on December 31, 2017 (“Termination Date”). The impact of the Termination Notice was to (a) end our contract sales services relationship with Philips as of December 31, 2017, effectively ending revenue associated with these services, and (b) end our relationship and support under our warranty and post-warranty services in the upper Midwest territory with Philips. However, the Philips Termination did not impact our ability to continue to service our existing contracts and allowed us opportunities to enter into new service contracts with customers outside the territory to which we were previously constrained.

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
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions, and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except as discussed below, we believe there were no other significant changes in those critical accounting policies and estimates during the nine months ended September 30, 2018.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2018 and 2017
The following table summarizes our results for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	Percent of 2018 Revenues	2017	Percent of 2017 Revenues	Change from Prior Year
(in thousands)					Dollars	Percent
Total revenues	$25,707	100.0%	$25,795	100.0%	$(88)	(0.3)%
Total cost of revenues	21,349	83.0%	20,425	79.2%	924	4.5%
Gross profit	4,358	17.0%	5,370	20.8%	(1,012)	(18.8)%
Total operating expenses	5,648	22.0%	5,475	21.2%	173	3.2%
Loss from operations	(1,290)	(5.0)%	(105)	(0.4)%	(1,185)	1,128.6%
Total other expense	(276)	(1.1)%	(391)	(1.5)%	115	(29.4)%
Loss before income taxes	(1,566)	(6.1)%	(496)	(1.9)%	(1,070)	215.7%
Income tax benefit (expense)	379	1.5%	(6,838)	(26.5)%	7,217	(105.5)%
Net loss from continuing operations	(1,187)	(4.6)%	(7,334)	(28.4)%	6,147	(83.8)%
Loss from discontinued operations, net of tax	(239)	(0.9)%	(1,565)	(6.1)%	1,326	(84.7)%
Net loss	$(1,426)	(5.5)%	$(8,899)	(34.5)%	$7,473	(84.0)%

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
Revenues
Services Revenue
Services revenue by segment is summarized as follows:

	Three Months Ended September 30,
(in thousands)	2018	2017	Change	% Change
Diagnostic Services	$12,412	$12,171	$241	2.0%
Mobile Healthcare	10,492	10,649	(157)	(1.5)%
Total Services Revenue	$22,904	$22,820	$84	0.4%
Diagnostic Services revenue increased $0.2 million, or 2.0%, compared to the prior year quarter, primarily due to a higher volume of imaging days ran and an increase in the average mobile imaging rate per day, partially offset by a $0.4 million decrease in revenue from our Telerhythmics business due to lower enrollments.
Mobile Healthcare revenue decreased $0.2 million, or 1.5%, compared to the prior year quarter, primarily due to lower mobile imaging revenue of $0.6 million resulting from higher cancellations, partially offset by an increase in interim rentals of $0.5 million primarily from higher utilization. The utilization of our interim rentals can vary in each period based on customers that are in the midst of new construction or refurbishing their current facilities.
Product and Product-Related Revenue
Product and product-related revenue by segment is summarized as follows:

	Three Months Ended September 30,
(in thousands)	2018	2017	Change	% Change
Diagnostic Imaging	$2,803	$2,975	$(172)	(5.8)%
Diagnostic Imaging revenue decreased $0.2 million, or 5.8%, compared to the prior year quarter, primarily due to lower camera revenue from a less favorable mix of camera sold during the period.
Gross Profit
Services Gross Profit
Services gross profit and gross margin is summarized as follows:

	Three Months Ended September 30,
(in thousands)	2018	2017	% Change
Services gross profit	$3,204	$4,052	(20.9)%
Services gross margin	14.0%	17.8%
Diagnostic Services gross profit decreased $0.2 million, or 7.0%, to $2.4 million in the current year quarter compared to $2.6 million in the prior year quarter, and the gross margin percentage was 19.4% in the current year quarter compared to 21.2% in the prior year quarter. The decrease in gross margin percentage was mainly due to higher labor costs as a percentage of revenue.
Mobile Healthcare gross profit decreased $0.7 million, or 45.4%, to $0.8 million in the current year quarter compared to $1.5 million in the prior year quarter, and gross margin percentage was 7.6% in the current year quarter compared to 13.8% in the prior year quarter. The decrease in gross margin percentage was primarily due to an unfavorable mix of revenue, as well as higher equipment and trailer repair costs of $0.2 million compared to the prior year quarter.

Product and Product-Related Gross Profit
Product and product-related gross profit and margin is summarized as follows:

	Three Months Ended September 30,
(in thousands)	2018	2017	% Change
Product and product-related gross profit	$1,154	$1,318	(12.4)%
Product and product-related gross margin	41.2%	44.3%
Diagnostic Imaging gross profit decreased $0.2 million, or 12.4%, to $1.2 million in the current year quarter compared to $1.3 million in the prior year quarter, and the gross margin percentage was 41.2% in the current year quarter compared to 44.3% in the prior year quarter. The decrease in gross margin percentage was primarily due to a less favorable mix of cameras sold during the period.
Operating Expenses
Operating expenses are summarized as follows:

	Three Months Ended September 30,				Percent of Revenues
	2018	2017	Change		2018	2017
(in thousands)			Dollars	Percent
Marketing and sales	$1,281	$1,383	$(102)	(7.4)%	5.0%	5.4%
General and administrative	3,504	3,718	(214)	(5.8)%	13.6%	14.4%
Amortization of intangible assets	356	374	(18)	(4.8)%	1.4%	1.4%
Loss on sale of buildings	507	—	507	100.0%	2.0%	—%
Total operating expenses	$5,648	$5,475	$173	3.2%	22.0%	21.2%
Marketing and sales expenses decreased $0.1 million, or 7.4%, compared to the prior year quarter, primarily attributable to lower headcount and variable compensation.
General and administrative expenses decreased $0.2 million, or 5.8%, compared to the prior year quarter, primarily attributable to lower employee related costs of $0.1 million, higher gains on equipment sales of $0.3 million, partially offset by higher legal and professional fees of $0.2 million.
During the three months ended September 30, 2018, we completed the sale of buildings and a portion of land in our Fargo, North Dakota location with a net book value of $1.5 million for net cash proceeds of approximately $1.0 million, resulting in a loss on sale of $0.5 million.
Total Other Expense
Total other expense is summarized as follows:

	Three Months Ended September 30,
(in thousands)	2018	2017
Other expense, net	$(76)	$(237)
Interest expense, net	(200)	(154)
Total other expense	$(276)	$(391)
Other expense, net for the three months ended September 30, 2018 and 2017 consisted of unrealized losses on available-for-sale equity securities. See Note 8 to the unaudited condensed consolidated financial statements for further information.
Interest expense, net, for the three months ended September 30, 2018 and 2017 is predominantly comprised of cash interest costs and related amortization of deferred issuance costs on our debt. A portion of interest costs has been allocated to discontinued operations for the three months ended September 30, 2017 since the proceeds received in the sale were required to be used to reduce our borrowings under our revolving credit facility with Comerica Bank, a Texas banking association ("Comerica").

Income Tax Benefit (Expense)
Income tax benefit was $0.4 million for the three months ended September 30, 2018 compared to income tax expense of $6.8 million for the three months ended September 30, 2017. For the three months ended September 30, 2018, income tax benefit was primarily a result of change in forecasted income. For the three months ended September 30, 2017, income tax expense was primarily comprised of an increase to our valuation allowance due to uncertainties related to our ability to utilize some of our net operating losses before they expire, predominantly as a result of the unanticipated termination of the Philips distribution agreement on our near term forecasted income. See Note 11 to the unaudited condensed consolidated financial statements for further information related to the Company's income taxes.
Income from Discontinued Operations
As described in Note 2 of the unaudited condensed consolidated financial statements, the results of our MDSS reportable segment have been reported as discontinued operations for all periods presented. See Note 2 for additional information regarding discontinued operations.
Comparison of the Nine Months Ended September 30, 2018 and 2017
The following table summarizes our results for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	Percent of 2018 Revenues	2017	Percent of 2017 Revenues	Change from Prior Year
(in thousands)					Dollars	Percent
Total revenues	$78,252	100.0%	$78,320	100.0%	$(68)	(0.1)%
Total cost of revenues	63,720	81.4%	61,660	78.7%	2,060	3.3%
Gross profit	14,532	18.6%	16,660	21.3%	(2,128)	(12.8)%
Total operating expenses	17,679	22.6%	20,214	25.8%	(2,535)	(12.5)%
Loss from operations	(3,147)	(4.0)%	(3,554)	(4.5)%	407	(11.5)%
Total other expense	(718)	(0.9)%	(1,520)	(1.9)%	802	(52.8)%
Loss before income taxes	(3,865)	(4.9)%	(5,074)	(6.5)%	1,209	(23.8)%
Income tax benefit (expense)	940	1.2%	(7,357)	(9.4)%	8,297	(112.8)%
Net loss from continuing operations	(2,925)	(3.7)%	(12,431)	(15.9)%	9,506	(76.5)%
Income (loss) from discontinued operations, net of tax	5,255	6.7%	(1,316)	(1.7)%	6,571	(499.3)%
Net income (loss)	$2,330	3.0%	$(13,747)	(17.6)%	$16,077	(116.9)%

Revenues
Services Revenue
Services revenue by segment is summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2018	2017	Change	% Change
Diagnostic Services	$37,704	$36,932	$772	2.1%
Mobile Healthcare	32,147	32,687	(540)	(1.7)%
Total Services Revenue	$69,851	$69,619	$232	0.3%
Diagnostic Services revenue increased $0.8 million, or 2.1%, compared to the prior year period, primarily due to a higher volume of imaging days ran and studies performed and an increase in the average mobile imaging rate per day, partially offset by a $0.7 million decrease in revenue from our Telerhythmics business due to lower enrollments.
Mobile Healthcare revenue decreased $0.5 million, or 1.7%, compared to the prior year period, primarily due to lower mobile imaging revenue of $1.6 million resulting from higher cancellations which were in part impacted by severe weather conditions during the first quarter of 2018, lower supplies and accessories revenue of $0.2 million, partially offset by an increase in interim rentals of $1.3 million due to higher utilization. The utilization of our interim rentals can vary in each period based on customers that are in the midst of new construction or refurbishing their current facilities.

Product and Product-Related Revenue
Product and product-related revenue by segment is summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2018	2017	Change	% Change
Diagnostic Imaging	$8,401	$8,701	$(300)	(3.4)%
Diagnostic Imaging revenue decreased $0.3 million, or 3.4%, compared to the prior year period, due to a decrease in camera revenue of $0.4 million primarily from a lower volume of cameras sold, partially offset by an increase in camera support time and material activities, which are variable in nature and based on customer needs.
Gross Profit
Services Gross Profit
Services gross profit and gross margin is summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2018	2017	% Change
Services gross profit	$10,867	$13,163	(17.4)%
Services gross margin	15.6%	18.9%
Diagnostic Services gross profit decreased $0.5 million, or 6.5%, to $7.6 million in the current year period compared to $8.2 million in the prior year period, and the gross margin percentage was 20.2% in the current year period compared to 22.1% in the prior year period. The decrease in gross margin percentage was mainly due to higher labor costs as a percentage of revenue.
Mobile Healthcare gross profit decreased $1.8 million, or 35.2%, to $3.2 million in the current year period compared to $5.0 million in the prior year period, and gross margin percentage was 10.1% in the current year period compared to 15.3% in the prior year period. The decrease in gross margin percentage was primarily due to an unfavorable mix of services provided, as well as higher equipment and trailer repair costs of $0.7 million and health insurance costs of $0.3 million.
Product and Product-Related Gross Profit
Product and product-related gross profit and margin is summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2018	2017	% Change
Product and product-related gross profit	$3,665	$3,497	4.8%
Product and product-related gross margin	43.6%	40.2%
Diagnostic Imaging gross profit increased $0.2 million, or 4.8%, to $3.7 million in the current year period compared to $3.5 million in the prior year period, and the gross margin percentage was 43.6% in the current year period compared to 40.2% in the prior year period. The increase in gross margin percentage was primarily due to lower service part costs of $0.2 million and product royalty fees of $0.2 million, partially offset by lower revenue.
Operating Expenses
Operating expenses are summarized as follows:

	Nine Months Ended September 30,				Percent of Revenues
	2018	2017	Change		2018	2017
(in thousands)			Dollars	Percent
Marketing and sales	$4,209	$4,762	$(553)	(11.6)%	5.4%	6.1%
General and administrative	11,418	14,331	(2,913)	(20.3)%	14.6%	18.3%
Amortization of intangible assets	1,069	1,121	(52)	(4.6)%	1.4%	1.4%
Goodwill impairment	476	—	476	100.0%	0.6%	—%
Loss on sale of buildings	507	—	507	100.0%	0.6%	—%
Total operating expenses	$17,679	$20,214	$(2,535)	(12.5)%	22.6%	25.8%
Marketing and sales expenses decreased $0.6 million, or 11.6%, compared to the prior year period, primarily attributable to lower headcount and variable compensation.

General and administrative expenses decreased $2.9 million, or 20.3%, compared to the prior year quarter, primarily attributable to lower litigation-related costs of $1.5 million primarily from the settlement of a wage and hour lawsuit in the prior year, lower employee related costs of $0.8 million, higher gains on equipment and vehicle sales of $0.5 million, and lower depreciation expense of $0.2 million.
Goodwill non-cash impairment charges of $0.5 million were recognized during the three months ended June 30, 2018 related to our Telerhythmics business. See Note 7 to the unaudited condensed consolidated financial statements for further information.
During the three months ended September 30, 2018, we completed the sale of buildings and land in our Fargo, North Dakota with a net book value of $1.5 million for net cash proceeds of approximately $1.0 million, resulting in a loss on sale of $0.5 million.
Total Other Expense
Total other expense is summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Other expense, net	$(112)	$(237)
Interest expense, net	(563)	(574)
Loss on extinguishment of debt	(43)	(709)
Total other expense	$(718)	$(1,520)
Other expense, net for the nine months ended September 30, 2018 and 2017 consisted of unrealized losses on available-for-sale equity securities. See Note 8 to the unaudited condensed consolidated financial statements for further information
Interest expense, net, for the nine months ended September 30, 2018 and 2017 is predominantly comprised of cash interest costs and related amortization of deferred issuance costs on our debt. A portion of interest costs has been allocated to discontinued operations in both periods since the proceeds received in the sale were required to be used to reduce our borrowings under our revolving credit facility with Comerica Bank, a Texas banking association ("Comerica").
Loss on extinguishment of debt for the nine months ended September 30, 2018 is related to the write-off of unamortized deferred financing costs related to the amendment of the Comerica Credit Agreement on January 30, 2018. Loss on extinguishment of debt for the nine months ended September 30, 2017 is primarily related to the write-off of unamortized deferred financing costs related to the termination of the Wells Fargo Credit Agreement on June 21, 2017.
Income Tax Benefit (Expense)
During the nine months ended September 30, 2018, an income tax benefit of $0.9 million was recorded in continuing operations in accordance with the intraperiod allocation rules as a result of income generated from the gain on the sale of one of our business segments recorded in discontinued operations. During the nine months ended September 30, 2017, income tax expense of $7.4 million was recorded in continuing operations, primarily due to an increase in our valuation allowance associated with changes in our income projections, which limited our ability to utilize net operating losses during the year.  In the fourth quarter of 2017, a full valuation allowance was established against our deferred tax assets due to a recent history of losses and uncertainties regarding our ability to utilize our net operating losses before expiration. See Note 11 to the unaudited condensed consolidated financial statements for further information related to the Company's income taxes.
Income from Discontinued Operations
As described in Note 2 of the unaudited condensed consolidated financial statements, the results of our MDSS reportable segment have been reported as discontinued operations for all periods presented. During the nine months ended September 30, 2018, discontinued operations includes a $6.2 million gain on the sale of our MDSS post-warranty service contracts to Philips which closed on February 1, 2018. See Note 2 for additional information regarding discontinued operations.
Liquidity and Capital Resources
We generated $2.2 million of positive cash flow from operations during the nine months ended September 30, 2018. Cash flows from operations primarily represent inflows from net income (adjusted for depreciation, amortization, and other non-cash items), as well as the net effect of changes in working capital. Cash flows from investing activities primarily represent our investment in capital equipment required to maintain and grow our business, as well as acquisitions and dispositions. Cash flows from financing activities primarily represent net proceeds from borrowings and receipt of cash related to the exercise of stock options, offset by outflows related to dividend payments and repayments of long-term borrowings.

Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations, and availability on our revolving line of credit from our Comerica Credit Agreement. As of September 30, 2018, we had $1.0 million of cash and cash equivalents, as well as $6.2 million available under our revolving line of credit.
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
Sources and Uses of Cash
The following table shows cash flow information for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$2,218	$4,101
Net cash provided by (used in) investing activities	$6,691	$(493)
Net cash used in financing activities	$(9,898)	$(7,725)
Operating Activities
Net cash provided by operating activities was $2.2 million for the nine months ended September 30, 2018 compared to $4.1 million in the prior year period. The decrease of $1.9 million was primarily due to unfavorable changes in working capital of $0.9 million and lower net income adjusted for non-cash items of $1.0 million.
Investing Activities
Net cash provided by investing activities was $6.7 million for the nine months ended September 30, 2018 compared to $0.5 million of cash used in investing activities in the prior year period. The increase of $7.2 million in cash provided by investing activities compared to the prior year period was primarily attributable to $6.8 million of proceeds received from the sale of our MDSS service contract business to Philips and $1.6 million higher proceeds received from the sale of property and equipment, partially offset by a decrease of $0.9 million in cash provided by maturities of available-for-sale securities and $0.4 million higher capital equipment purchases.
Financing Activities
Net cash used in financing activities was $9.9 million for the nine months ended September 30, 2018 compared to $7.7 million in the prior year period. The increase of $2.2 million was primarily due to higher net principal repayments of $2.4 million as a result of proceeds from the sale of our MDSS service contract business used to pay down outstanding borrowings on our revolving credit facility.
Comerica Revolving Credit Facility
On June 21, 2017, the Company entered into a Revolving Credit Agreement (the “Comerica Credit Agreement”) with Comerica. The Comerica Credit Agreement provides for a five-year revolving credit facility with a maximum credit amount of $25.0 million maturing in June 2022, upon which a balloon payment on the balance is due.
In connection with the sale of our post-warranty service customer contracts to Philips, the Company entered into an Amendment No. 1 to the Comerica Credit Agreement, dated January 30, 2018 (the "Amendment"). The Amendment to the Comerica Credit Agreement reduced the revolving credit commitment from $25.0 million to $20.0 million and modified the definitions of "Adjusted EBITDA," "FCCR Capital Expenditures" and "Revolving Credit Commitment" as used under the Comerica Credit Agreement. The net cash proceeds received during the quarter of $6.8 million were used to pay down existing borrowings under the Comerica Credit Facility. As of September 30, 2018, outstanding borrowings under the Comerica Credit Agreement of $13.6 million with additional borrowing availability of $6.2 million.
At the Company’s option, the Comerica Credit Facility will bear interest at either (i) the LIBOR Rate, as defined in the Comerica Credit Agreement, plus a margin of 2.35%; or (ii) the PRR-based Rate, plus a margin of 0.5%. As further defined in the Comerica Credit Agreement, the "PRR-based Rate" means the greatest of (a) the Prime Rate in effect on such day (as defined in the Comerica Credit Agreement) plus 0.5%, or (b) the daily adjusting LIBOR Rate plus 2.50%. In addition to interest on outstanding borrowings under the Comerica Credit Facility, the revolving credit note bears an unused line fee of 0.25%, which is presented as interest expense. As of September 30, 2018, the weighted average interest rate on outstanding borrowings was 4.55%.

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
On November 1, 2018, the Company entered into the Amendment No. 2 to the Comerica Credit Agreement (the "Second Amendment").  The Second Amendment, among other things, waives compliance under the Comerica Credit Agreement with the Fixed Charge Coverage Ratio financial covenants solely for the three months ended September 30, 2018.  At September 30, 2018, the Company was in compliance with all other covenants.  The Second Amendment also contains several amendments to the Credit Agreement including, among other things, (a) modifying the definition of  “Fixed Charge Coverage Ratio” to change how the Fixed Charge Coverage Ratio is calculated, (b) modifying the definition of  “FCCR Capital Expenditure” to reduce a threshold amount and (c) modifying the definitions of “Permitted Acquisition” and “Permitted Investments."
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements.
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
As required by Securities and Exchange Commission Rule 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.
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

The Comerica Credit Agreement governing our indebtedness contains restrictive covenants that will restrict our operating flexibility and require that we maintain specified financial ratios. We were not in compliance with certain covenants as of September 30, 2018 and although a waiver was obtained to address this noncompliance, we may be unable to obtain a waiver for subsequent periods. If we cannot comply with these covenants, we may be in default under the Comerica Credit Agreement.

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
Though the Comerica Credit Agreement does not limit our ability to pay dividends, if there should be insufficient cash generation by our business to satisfy our required financial covenants, or if there is a default or event of default under the Comerica Credit Agreement that has occurred and is continuing, the Company may be required to reduce or eliminate its quarterly cash dividend until compliance with the financial covenants can be met.
The Comerica Credit Agreement contains a fixed charge coverage ratio covenant and a leverage ratio covenant. At September 30, 2018, we were not in compliance with the fixed charge coverage ratio covenant, and although a waiver was obtained to address noncompliance for this period, we may be unable to obtain a waiver if we are not in compliance in subsequent periods. Going forward, we may not have the ability to meet these and other covenants under the Comerica Credit Agreement depending on a number of factors including, without limitation, the performance of our business, capital allocation decisions made by the Company, or events beyond our control.
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

There can be no assurances that we will successfully complete our planned conversion into a diversified holding company (the “Acquisition”) or complete our planned acquisition of ATRM Holdings, Inc. (“ATRM”).
Part of our strategy to become a diversified holding company is to acquire businesses that, we believe, will realize a material benefit from being part of a larger holding company structure, both financially and strategically. There can be no assurances that we will find suitable acquisition targets that will enable us to successfully realize our conversion into a diversified holding company, and even if such targets are identified, there can be no assurances that we can negotiate and complete such acquisitions on attractive terms, including with regard to ATRM.
If we are unable to make successful acquisitions, our ability to grow our business could be adversely affected and our conversion to a diversified holding company structure may not succeed. If we succeed in making suitable acquisitions, we may not be able to obtain the expected profitability or other benefits in the short or long term from such acquisitions.
Acquisitions, including the planned ATRM acquisition, involve many complexities, including, but not limited to, risks associated with the acquired business' past activities, loss of customers, regulatory changes that are not anticipated, difficulties in integrating personnel and human resource programs, integrating ERP systems and other infrastructures under Company control, unanticipated expenses and liabilities, and the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002. There is no guarantee that our acquisitions will increase the profitability and cash flow of the Company, and our efforts could cause unforeseen complexities and additional cash outflows, including financial losses. As a result, the realization of anticipated benefits from acquisitions may be delayed or substantially reduced. In addition, our leadership team’s attention may also be diverted by any historical or potential acquisitions.
Any of the above factors may have a material adverse effect on our business, results of operation and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
On November 1, 2018, the Company entered into the Amendment No. 2 to the Comerica Credit Agreement (the "Second Amendment").  The Second Amendment, among other things, waives compliance under the Comerica Credit Agreement with the Fixed Charge Coverage Ratio financial covenants solely for the three months ended September 30, 2018.  At September 30, 2018, the Company was in compliance with all other covenants.  The Second Amendment also contains several amendments to the Credit Agreement including, among other things, (a) modifying the definition of  “Fixed Charge Coverage Ratio” to change how the Fixed Charge Coverage Ratio is calculated, (b) modifying the definition of  “FCCR Capital Expenditure” to reduce a threshold amount and (c) modifying the definitions of “Permitted Acquisition” and “Permitted Investments."

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1*	Amendment No. 2 To Revolving Credit Agreement, dated November 1, 2018 by and between Digirad Corporation and Comerica Bank.
10.2*#	Employment Agreement by and between Digirad Corporation and David Noble, dated as of October 31, 2018.
10.3*#	Indemnification Agreement by and between Digirad Corporation and David Noble, dated as of October 25, 2018.
31.1*	Certification of the Principal Executive and Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
32.1**	Certification of the Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
_________________

*	Filed herewith.

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

DIGIRAD CORPORATION

Date:	November 5, 2018	By:	/s/ MATTHEW G. MOLCHAN
Matthew G. Molchan President, Chief Executive Officer, and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)