Form 10-K
period 2018-12-31
DIGIRAD CORP
filed 2019-03-01
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates based on the closing stock price on June 30, 2018, was $29.7 million. For purposes of this computation only, all executive officers and directors have been deemed affiliates.
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 22 , 2019 was 20,271,057.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year ended December 31, 2018 are incorporated by reference into Part III of this report.

DIGIRAD CORPORATION
FORM 10-K—ANNUAL REPORT
For the Fiscal Year Ended December 31, 2018

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
Corporate Information
Digirad Corporation was incorporated in Delaware in 1997. Unless the context requires otherwise, in this report the terms “we,” “us,” and, “our” refer to Digirad Corporation and our wholly-owned subsidiaries.

ITEM 1.	BUSINESS
Overview
Digirad delivers convenient, effective, and efficient healthcare solutions on an as needed, when needed, and where needed basis. Our diverse portfolio of mobile healthcare solutions and diagnostic imaging equipment and services provides hospitals, physician practices, and imaging centers throughout the United States access to technology and services necessary to provide patient care in the rapidly changing healthcare environment.
We have grown both organically and through acquisitions over the last three years. Prior to the year ended December 31, 2016, we were organized as two reportable segments: Diagnostic Services and Diagnostic Imaging. With the acquisition of DMS Health on January 1, 2016, we added two additional reportable segments: Mobile Healthcare and Medical Device Sales and Services (“MDSS”). In February of 2018, we completed the sale of our customer contracts relating to our MDSS post-warranty service business to Philips North America LLC (“Philips”). On October 31, 2018, we sold our Telerhythmics business to G Medical Innovations USA, Inc., for $1.95 million in cash. As of December 31, 2018, our business was organized into three reportable segments: Diagnostic Services, Mobile Healthcare, and Diagnostic Imaging.
On September 10, 2018, we announced that our board of directors approved the conversion of Digirad into a diversified holding company, and the potential acquisition of ATRM Holdings, Inc., (“ATRM”) as an initial “kick-off” transaction (the “ATRM Acquisition”). ATRM is a modular building company consisting of two divisions, KBS Builders and EdgeBuilder. The KBS division manufactures and distributes modular housing units. EdgeBuilder manufactures engineered wood products used in modular construction, as well as distributes building materials through its Glenbrook unit. Both divisions serve the residential and commercial segments of the market.
Our aim is to continue to grow our business into an integrated healthcare services company while simultaneously converting into a diversified holding company through the acquisition of businesses that meet our internally developed financially disciplined approach for acquisitions.
Our Competitive Strengths
We believe that our competitive strengths are our streamlined and cost-efficient approach to providing healthcare solutions to our customers at the point of need as well as providing an array of industry-leading, technologically-relevant healthcare imaging and monitoring services:
Imaging Services and Products

•
Broad Portfolio of Imaging Services. Approximately 88% of our revenues are derived from diagnostic imaging services to our customers. We have developed and continue to refine an industry-leading, customer-service focused approach to our customers. We have found our focus in this area is a key factor in acquiring and keeping our service-based customers.

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

•
Leading Solid-State Technology. Our solid-state gamma cameras utilize proprietary photo detector modules that enable us to build smaller and lighter cameras that are portable with a degree of ruggedness that can withstand the vibration associated with transportation. Our dedicated cardiac imagers require a floor space of as little as seven feet by eight feet, can generally can be installed without facility renovations, and use standard power. Our portable cameras are ideal for mobile operators or practices desiring to service multiple office locations or imaging facilities.

Strategy
We seek to grow our business by, among other things:

•
Organic growth from our core businesses. We believe that we operate in markets and geographies that will allow us to continue to grow our core businesses, allowing us to benefit from our scale and strengths. We plan to focus our efforts on markets in which we already have a presence in order to take advantage of personnel, infrastructure, and brand recognition we have in these areas.

•
Introduction of new services. We plan to continue to focus on healthcare solutions related businesses that deliver necessary assets, services and logistics directly to the customer site. We believe that over time we can either purchase or develop new and complementary businesses and take advantage of our customer loyalty and distribution channels.

•
Acquisition of complementary businesses. We plan to continue to look at complementary businesses that meet our internally developed financially disciplined approach for acquisitions to grow our company. We believe there are many potential targets in the range of $3 million to $10 million in annual revenues that can be acquired over time and integrated into our businesses. We will also look at larger, more transformational acquisitions if we believe the appropriate mix of value, risk and return is present for our shareholders. The timing of these potential acquisitions will always depend on market conditions, available capital, and the value for each transaction. In general, we want to be “value” buyers, and will not pursue any transaction unless we believe the post-transaction potential value is high for shareholders.

We continue to explore strategic alternatives to improve the market position and profitability of our product offerings in the marketplace, generate additional liquidity, and enhance our valuation. We may pursue our goals during the next twelve months through organic growth and through strategic alternatives. Some of these alternatives have included, and could continue to include, selective acquisitions of business segments or entire businesses, divestitures of assets or divisions, or a restructuring of our company.
History of our Business
In January 2016 we acquired Project Rendezvous Holding Corporation (“PRHC”), the ultimate parent company of DMS Health Technologies, Inc. (collectively referred to hereinafter as “DMS Health Technologies” or “DMS Health”). DMS Health is a provider of mobile diagnostic imaging services and provides medical product sales and service. DMS Health is a provider of mobile diagnostic imaging services and provides medical product sales and service. The acquisition resulted in two new reportable segments: Mobile Healthcare and Medical Device Sales and Services.
Business Segments
As of December 31, 2018, our business is organized into three reportable segments: Diagnostic Services, Mobile Healthcare, and Diagnostic Imaging. See Note 14. Segments, within the notes to our accompanying consolidated financial statements for financial data relating to our segments. For discussion purposes, we categorized our Diagnostic Services and Mobile Healthcare reportable segments as “Services,” and our Diagnostic Imaging reportable segment as “Product and Product-Related.” For the last two fiscal years, Services and Product and Product-Related activities had the following relative contribution to consolidated revenues:

	Year ended December 31,
	2018	2017
Revenues:
Services	88.5%	88.5%
Product and product-related	11.5%	11.5%
Total revenues	100.0%	100.0%
Prior to the year ended December 31, 2018, we were organized as four reportable segments: Diagnostic Services, Diagnostic Imaging, Mobile Healthcare, and Medical Device Sales and Service. On February 1, 2018, we sold our Medical Device Sales and Service business.
Diagnostic Services
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
For our nuclear imaging services, we have obtained Intersocietal Accreditation Commission (“IAC”) and Intersocietal Commission for Echocardiography Laboratories (“ICAEL”) accreditation for our services. Our licensing infrastructure provides radioactive materials licensing, radiation safety officer services, radiation safety training, monitoring and compliance policies and procedures, and quality assurance functions, to ensure adherence to applicable state and federal nuclear regulations.
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
Diagnostic Services. In providing diagnostic services, we compete against many smaller local and regional nuclear and/or ultrasound providers, often owner-operators that may have lower operating costs. The fixed-installation operators often utilize older, used equipment, and the mobile operators may use older Digirad single-head cameras or newer dual-head cameras. We are the only mobile provider with our own exclusive source of triple-head mobile systems. Some competing operators place new or used cameras into physician offices and then provide the staffing, supplies, and other support as an alternative to a Diagnostic Services service contract. In addition, we compete against imaging centers that install fixed nuclear gamma cameras and make them available to referring physicians in their geographic vicinity. In these cases, the physician sends their patients to the imaging center.
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
Intellectual Property
We rely on a combination of patent, trademark, copyright, trade secret, and other intellectual property laws, nondisclosure agreements, and other measures to protect our intellectual property. We require our employees, consultants, and advisors to execute confidentiality agreements and to agree to disclose and assign to us all inventions conceived during the workday, using our property, or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. As discussed herein, our intellectual property is currently subject to a security interest to Comerica.
Patents
We have developed a patent portfolio that covers our products, components, and processes. We have 15 non-expired U.S. patents. The patents cover, among other things, aspects of solid-state radiation detectors that make it possible for Digirad to provide mobile imaging services, and our scan technology that provides for lower patient doses and more specific cardiac images. Our patents expire between 2020 and 2030. We have entered into royalty-bearing licenses for several U.S. patents with third parties, where we are the licensee, for exclusive or non-exclusive use in nuclear imaging (subject to certain reservation of rights by the U.S. Government), such license agreements include but are not limited to licenses between Digirad corporation and Cedars-Sinai Health System. While each of our patents applies to nuclear medicine, many also apply to the construction of area detectors for other types of medical and non-medical imagers and imaging methods.
Trademarks and Copyrights
Our registered trademark portfolio consists of registrations in the United States for Digirad® and CARDIUS®. Digirad has produced proprietary software for Digirad Imaging systems including: nSPEED™ 3D-OSEM Reconstruction, SEEQUANTA™ acquisition, and STASYS™ motion correction software. We also license certain software products, and their related copyrights, on a nonexclusive basis from Cedars-Sinai Health System. The license includes updates to the software. The license may be terminated at any time by either party upon notice if the other party materially breaches the agreement. Non-payment to licensor is considered a material breach. The license may also be automatically terminated by licensor if (i) an “event of default” occurs under indebtedness for borrowed money of licensee; (ii) licensee ceases business operations; (iii) licensee dissolves or (iv) licensee commences bankruptcy proceedings. On May 23, 2018, the parties entered into an amendment to the license agreement to, among other things, extend the term of license through July 1, 2023.
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

Diagnostic Services and Mobile Healthcare. Our Diagnostic Services and Mobile Healthcare operations utilize radiopharmaceuticals for our nuclear services. The underlying raw material for creation of the array of doses utilized in nuclear medicine is produced from a total of five main production facilities throughout the world, typically from highly enriched uranium resources. These resources have been and are expected to continue to produce enough raw materials to address the global market, but there continues to be pressure to utilize low or non-enriched uranium resources to produce the underlying nuclear doses.
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
We and our contract manufacturers are subject to FDA Quality System Regulations, state regulations, and standards set by the International Organization for Standardization, or ISO. We are currently certified to the EN ISO 13485:2012 quality standard. We have received U.S. Food and Drug Administration (“FDA”) 510(k) clearance for our complete nuclear imaging camera product line (Cardius® XPO, Cardius® X-ACT, and Ergo™ gamma cameras). In addition, the X-ACT camera utilizes an x-ray technology to provide attenuation correction information for the SPECT reconstruction. We also have received additional FDA clearance of our Ergo™ large-field-of-view General Purpose Imager for use in intraoperative and molecular breast imaging.
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

•
Medical Device Regulation. The FDA classifies medical devices, such as our cameras, into one of three classes, depending on the degree of risk associated with the device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risk are placed in either class I or II, which generally requires the manufacturer to submit to the FDA a pre-market notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, are placed in Class III, requiring an approved Premarket Approval Application (“PMA”). Our cameras are Class II medical devices that have been cleared for marketing by the FDA. We are also subject to post-market regulatory requirements relating to our manufacturing process, marketing and sales activities, product performance, and medical device reports should there be deaths and serious injuries associated with our products.

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
Employees
As of December 31, 2018, we had a total of 452 full time employees, of which 316 were employed in clinical-related positions, 80 in operational roles, 37 in general and administrative functions, and 19 in marketing and sales. All positions are in the United States. We also utilize varying amounts of temporary workers as necessary to fulfill customer requirements. We have not experienced any work stoppages and consider our employee relations to be good.
Available Information
We file electronically with the Securities and Exchange Commission (the “SEC”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”). The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov), which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
Part of our business strategy is to acquire businesses that we believe can complement our current business activities, both financially and strategically. On January 1, 2016, we acquired PRHC and its subsidiaries, including DMS Health Technologies, Inc. (“DMS Health”), with these synergistic benefits in mind. Previously, we acquired MD Office on March 5, 2015, and Telerhythmics on March 13, 2014, which we subsequently sold on October 31, 2018. Acquisitions involve many complexities, including, but not limited to, risks associated with the acquired business’ past activities, loss of customers, regulatory changes that are not anticipated, difficulties in integrating personnel and human resource programs, integrating ERP systems and other infrastructures, general under performance of the business under Digirad control versus the prior owners, unanticipated expenses and liabilities, and the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002. There is no guarantee that our acquisitions will increase the profitability and cash flow of Digirad, and our efforts could cause unforeseen complexities and additional cash outflows, including financial losses. As a result, the realization of anticipated synergies or benefits from acquisitions may be delayed or substantially reduced, and could potentially result in the impairment of our investment in these businesses.
There can be no assurances that we will successfully complete our planned conversion into a diversified holding company or complete our possible acquisition of ATRM Holdings, Inc.
Part of our strategy is to become a diversified holding company through the acquisition of businesses that, we believe, will realize a material benefit from being part of a larger holding company structure, both financially and strategically. There can be no assurances that we will find suitable acquisition targets that will enable us to successfully realize our conversion into a diversified holding company, and even if such targets are identified, there can be no assurances that we can negotiate and complete such acquisitions on attractive terms, including with regard to the possible acquisition of ATRM.
If we are unable to make successful acquisitions, our ability to grow our business could be adversely affected and our conversion to a diversified holding company structure may not succeed. If we succeed in making suitable acquisitions, we may not be able to obtain the expected profitability or other benefits in the short or long term from such acquisitions.
Acquisitions, including the possible ATRM acquisition, involve many complexities, including, but not limited to, risks associated with the acquired business’ past activities, loss of customers, regulatory changes that are not anticipated, difficulties in integrating personnel and human resource programs, integrating ERP systems and other infrastructures under Company control, unanticipated expenses and liabilities, and the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002. There is no guarantee that our acquisitions will increase the profitability and cash flow of the Company, and our efforts could cause unforeseen complexities and additional cash outflows, including financial losses. As a result, the realization of anticipated benefits from acquisitions may be delayed or substantially reduced. In addition, our leadership team’s attention may also be diverted by any historical or potential acquisitions.
We conduct certain operations through a joint venture and may enter into additional joint ventures in the future. We may not be able to achieve anticipated benefits from joint ventures and disagreements with joint venture partners could adversely affect our interest in the joint ventures and lead to an unwinding of joint ventures.
On December 14, 2018, Digirad and ATRM entered into a joint venture and formed Star Procurement, LLC (“Star Procurement”), with Digirad and ATRM each holding a 50% interest. We may enter into additional joint ventures in the future. Joint ventures involve many complexities and there is no guarantee that our joint ventures will increase the profitability and cash flow of the Company. Our efforts could also cause unforeseen complexities and additional cash outflows, including financial losses. As a result, the realization of anticipated benefits from joint ventures may be delayed or substantially reduced.
Additionally, joint venture partners may have interests that are different from ours, which may result in conflicting views as to the conduct of the business of the joint venture. In the event that we have a disagreement with a joint venture partner as to the resolution of a particular issue to come before the joint venture, or as to the management or conduct of the business of the joint venture in general, we may not be able to resolve such disagreement in our favor and such disagreement could have a material adverse effect on our interest in the joint venture or the business of the joint venture in general.
Our revenues may decline due to reductions in Medicare and Medicaid reimbursement rates.
The success of our business is largely dependent upon our medical professional customers’ ability to provide diagnostic care to their patients in an economically sustainable manner, either through the purchase of our imaging systems or using our diagnostic services, or both. Our customers are directly impacted by changes (decreases and increases) in governmental and private payor reimbursements for diagnostic services. We are directly and indirectly impacted by changes in reimbursements. In our businesses, where we are indirectly affected by reimbursement changes, we make every effort to act as business partners with our physician customers. For example, in 2010, we proactively adjusted our diagnostic imaging services rates down due to the dramatic reimbursement declines that our customers experienced from the Centers for Medicare & Medicaid Services. Reimbursements remain a source of concern for our customers and downward pressure on reimbursements causes greater pricing pressure on our services and influences the buying decisions of our customers. Although the gap is closing, hospital reimbursements remain higher than in-office reimbursements. Our Diagnostic Imaging segment’s products are targeted to serve the hospital market. A smaller portion of our Diagnostic Services business segment operates in the hospital market.
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
Nuclear medicine is a “designated health service” under the federal physician self-referral prohibition law known as the “Stark Law,” which states that a physician may not refer designated health services to an entity with which the physician or an immediate family member has a financial relationship, unless a statutory exception applies. Our business model and service agreements are structured to enable our physician customers to meet the statutory in-office ancillary services (“IOAS”) exception to the Stark Law, allowing them to perform nuclear diagnostic imaging services on their patients in the convenience of their own office. From time-to-time, the Centers for Medicare and Medicaid Services and Congress have proposed to modify the IOAS to further limit or eliminate this exception. Various lobbying organizations, including the Medicare Payment Advisory Commission (“MedPAC”), in the past have pushed for, discussed, and recommended that Congress limit the availability of the IOAS exception in order to reduce federal healthcare costs. Legislation has been introduced in prior Congresses to modify or eliminate the exception, but has not been enacted. The outcome of these efforts is uncertain at this time; however, the limitation or elimination of the IOAS exception could significantly impact our Diagnostic Services business segment as currently structured.
Our customers who perform imaging services in their office also experience the continuing efforts by some private insurance companies to reduce healthcare expenditures by hiring radiology benefit managers to help them manage and limit imaging. The federal government has also set aside monies in the 2009 recession recovery acts to hire radiology benefit managers to provide image management services to Medicare/Medicaid and MedPAC has recommended and the Centers for Medicare & Medicaid Services has, in the past, proposed legislation requiring Medicare physicians who engage in a relatively high volume of medical imaging be required to obtain pre-authorization through a radiology benefit manager. A radiology benefit manager is an unregulated entity that performs various functions for private payors and managed care organizations. Radiology benefit manager activities can include pre-authorization for imaging procedures, setting and enforcing standards, approving which contracted physicians can perform the services, such as requiring even the most experienced and highly qualified cardiologists to obtain additional board certifications, or interfering with the financial decision of the private practitioner by requiring them to own their own imaging system and not allowing them to lease the system. The radiology benefit managers often do not provide written documentation of their decisions or an appeals process, leaving leasing physicians unable to challenge their decisions with the carrier or the state insurance department. Unregulated radiology benefit manager activities have and could continue to adversely affect our physician customers’ ability to receive reimbursement, therefore impacting our customers’ decision to utilize our Diagnostic Services imaging services.
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
Our business is not widely diversified.
We currently provide our mobile diagnostic services and sell our products primarily into the cardiac nuclear and ultrasound imaging private practice, in-office markets and hospitals. We may not be able to leverage our assets and technology to diversify our products and services in order to generate revenue beyond these. If we are unable to diversify our product and service offerings, our financial condition may suffer.
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
If our past or present operations are found to be in violation of any of the laws, regulations, rules, or policies described above or the other laws or regulations to which we or our customers are subject, we may be subject to civil and criminal penalties, damages, fines, exclusion from federal or state healthcare programs, or the curtailment or restructuring of our operations. Similarly, if our physician customers are found to be non-compliant with applicable laws, they may be subject to sanctions that could have a negative impact on us. Any penalties, damages, fines, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business, and damage our reputation. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, regulations, rules, and policies, the risks cannot be entirely eliminated. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, and fraud laws may prove costly.
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
The operation of our business includes use of complex information technology infrastructures, access to the information technology networks of our customers, as well as the collection of storing of patient information that is subject to HIPAA. In recent years, attacks on corporate information technology infrastructures have become more common and more sophisticated. Attacks can range from attempts that are routinely blocked by security and related infrastructure, to intrusions that disrupt activity temporarily, to extensive intrusions that severely impact or disable a network, including “ransom” ware that holds a network hostage until the impacted company pays a fee to the attacker. Further, attacks can specifically impact patient information stored on such networks, requiring a widespread notice to the affected population, which can be very costly. Any successful attack on our network could severely impact our ability to conduct operations and could result in lost customers. Though we carry customary insurance for notification events in the event of a patient information breach under HIPAA, our coverage may not be sufficient to cover every situation, and any notification could severely impact our customer confidence and operations.
We are subject to risks associated with self-insurance related to health benefits.
To help control our overall long-term costs associated with employee health benefits, we are self-insured up to certain limits for our health plans. As such, we are subject to risks associated with self-insurance of these health plan benefits. To limit our exposure, we have third party stop-loss insurance coverage for both individual and aggregate claim costs. However, we could still experience unforeseen and potentially significant fluctuations in our healthcare costs based on a higher than expected volume of claims below these stop-loss levels. These fluctuations could have a material adverse effect on our financial position and results of operations.
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
The medical device industry is litigious, which could result in the diversion of our management’s time and efforts, and require us to incur expenses and pay damages that may not be covered by our insurance.
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

If we cannot provide quality technical and applications support, we could lose customers and our business and prospects will suffer.
The placement of our products and the introduction of our technology at new customer sites requires the services of highly trained technical support personnel. Hiring technical support personnel is very competitive in our industry due to the limited number of people available with the necessary scientific and technical backgrounds and ability to understand our technology at a technical level. To effectively support potential new customers and the expanding needs of current customers, we will need to expand our technical support staff. If we are unable to attract, train or retain the number of highly qualified technical services personnel that our business needs, our business and prospects will suffer.
Our long-term results depend upon our ability to improve existing products and services and introduce and market new products and services successfully.
Our business is dependent on the continued improvement of our existing products and services and our development of new products and services utilizing our current or other potential future technology. As we introduce new products and services or refine, improve or upgrade versions of existing products and services, we cannot predict the level of market acceptance or the amount of market share these products and services will achieve, if any. We cannot assure you that we will not experience material delays in the introduction of new products or services in the future.
We generally sell our products and services in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. If we do not develop new products and services and product enhancements based on technological innovation on a timely basis, our products and services may become obsolete over time and our revenues, cash flow, profitability and competitive position may suffer. Our success will depend on several factors, including our ability to:
•correctly identify customer needs and preferences and predict future needs and preferences;
•allocate our research and development funding to products and services with higher growth prospects;
•anticipate and respond to our competitors’ development of new products, services, and technological innovations;

•	innovate and develop new technologies and applications, and acquire or obtain rights to third-party technologies that may have valuable applications in the markets we serve;

•	recruit, train, retain, motivate, and integrate key personnel, including our research and development, manufacturing, and sales and marketing personnel; and

•	successfully commercialize new technologies in a timely manner, price them competitively and manufacture and deliver sufficient volumes of new products of appropriate quality on time.
Even if we successfully innovate and develop new products, services and product enhancements, we may incur substantial costs in doing so, and our profitability may suffer.
If we do not successfully manage the development and launch of new products and services, our financial results could be adversely affected.
We may face risks associated with launching new products and services. If we encounter development or manufacturing challenges or discover errors during our product development cycle, the product launch dates of new products and services may be delayed. The expenses or losses associated with unsuccessful product development or launch activities or lack of market acceptance of our new products and services could adversely affect our business or financial condition.
Undetected errors or defects in our products could harm our reputation or decrease market acceptance of our products.
Our products may contain undetected errors or defects when first introduced or as new versions or new products are released. Disruptions affecting the introduction or release of, or other performance problems with, our products may damage our customers’ businesses and could harm their and our reputation. If that occurs, we may incur significant costs, the attention of our key personnel could be diverted, or other significant customer relations problems may arise. We may also be subject to warranty and liability claims for damages related to errors or defects in our products. In addition, if we do not meet industry or quality standards, if applicable, our products may be subject to recall. A material liability claim, recall, or other occurrence that harms our reputation or decreases market acceptance of our products could harm our business and operating results.
Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain.
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our success depends, in part, on our ability to protect our proprietary rights to the technologies used in our products. If we fail to protect and/or maintain our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, and/or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

We do not have any pending patent applications. We cannot assure investors that we will continue to innovate and file new patent applications, or that if filed any future patent applications will result in granted patents. Further, we cannot predict how long it will take for such patents to issue, if at all. It is possible that, for any of our patents that have issued or that may issue in the future, our competitors may design their products around our patented technologies. Further, we cannot assure investors that other parties will not challenge any patents granted to us, or that courts or regulatory agencies will hold our patents to be valid, enforceable, and/or infringed. We cannot guarantee investors that we will be successful in defending challenges made against our patents and patent applications. Any successful third-party challenge or challenges to our patents could result in the unenforceability or invalidity of such patents, or such patents being interpreted narrowly and/or in a manner adverse to our interests. Our ability to establish or maintain a technological or competitive advantage over our competitors and/or market entrants may be diminished because of these uncertainties. For these and other reasons, our intellectual property may not provide us with any competitive advantage. For example:
•we may not have been the first to make the inventions claimed or disclosed in our issued patents;

•
we may not have been the first to file patent applications for these inventions. To determine the priority of these inventions, we may have to participate in interference proceedings or derivation proceedings declared by the U.S. Patent and Trademark Office (“USPTO”), which could result in substantial cost to us, and could possibly result in a loss or narrowing of patent rights. No assurance can be given that our granted patents will have priority over any other patent or patent application involved in such a proceeding, or will be held valid as an outcome of the proceeding;

•
other parties may independently develop similar or alternative products and technologies or duplicate any of our products and technologies, which can potentially impact our market share, revenue, and goodwill, regardless of whether intellectual property rights are successfully enforced against these other parties;

•
it is possible that our issued patents may not provide intellectual property protection of commercially viable products or product features, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties, patent offices, and/or the courts;

•	we may be unaware of or unfamiliar with prior art and/or interpretations of prior art that could potentially impact the validity or scope of our patents or patent applications that we may to file;

•
we take efforts and enter into agreements with employees, consultants, collaborators, and advisors to confirm ownership and chain of title in intellectual property rights. However, an inventorship or ownership dispute could arise that may permit one or more third parties to practice or enforce our intellectual property rights, including possible efforts to enforce rights against us;

•	we may elect not to maintain or pursue intellectual property rights that, at some point in time, may be considered relevant to or enforceable against a competitor;

•	we may not develop additional proprietary products and technologies that are patentable, or we may develop additional proprietary products and technologies that are not patentable;

•	the patents or other intellectual property rights of others may have an adverse effect on our business; and

•
we apply for patents relating to our products and technologies and uses thereof, as we deem appropriate. However, we or our representatives or their agents may fail to apply for patents on important products and technologies in a timely fashion or at all, or we or our representatives or their agents may fail to apply for patents in potentially relevant jurisdictions.

To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct or indirect competition. If our intellectual property does not provide adequate coverage of our competitors’ products, our competitive position could be adversely affected, as could our business.
The measures that we use to protect the security of our intellectual property and other proprietary rights may not be adequate, which could result in the loss of legal protection for, and thereby diminish the value of, such intellectual property and other rights.
In addition to pursuing patents on our technology, we also rely upon trademarks, trade secrets, copyrights and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. In addition, we take steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners and, when needed, our advisors. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets and/or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Moreover, if a party having an agreement with us has an overlapping or conflicting obligation to a third party, our rights in and to certain intellectual property could be undermined. Monitoring unauthorized and inadvertent disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time consuming, the outcome would be unpredictable, and any remedy may be inadequate.
In addition, competitors could purchase our products and attempt to replicate and/or improve some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design their products around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If our intellectual property does not adequately protect our market share against competitors’ products and methods, our competitive position could be adversely affected, as could our business.
We may need to enter into license agreements in the future.
We may need or may choose to obtain licenses and/or acquire intellectual property rights from third parties to advance our research or commercialization of our current or future products, and we cannot provide any assurances that third-party patents do not exist that might be enforced against our current or future products in the absence of such a license. We may fail to obtain any of these licenses or intellectual property rights on commercially reasonable terms. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected products, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation.
If we are sued for infringing intellectual property rights of third parties, it would be costly and time consuming, and an unfavorable outcome in that litigation could have a material adverse effect on our business.
Our success also depends on our ability to develop, manufacture, market and sell our products and perform our services without infringing the proprietary rights of third parties. Numerous U.S. issued patents and pending patent applications owned by third parties exist in the fields in which we are developing products and services. As part of a business strategy to impede our successful commercialization and entry into new markets, competitors may allege that our products and/or services infringe their intellectual property rights.
We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against claims of infringement made by third parties. Any adverse ruling by a court or administrative body, or perception of an adverse ruling, may have a material adverse impact on our ability to conduct our business and our finances. Moreover, third parties making claims against us may be able to obtain injunctive relief against us, which could block our ability to offer one or more products or services and could result in a substantial award of damages against us. Intellectual property litigation can be very expensive, and we may not have the financial means to defend ourselves.
Because patent applications can take many years to issue, there may be pending applications, some of which are unknown to us, that may result in issued patents upon which our products or proprietary technologies may infringe. Moreover, we may fail to identify issued patents of relevance or incorrectly conclude that an issued patent is invalid or not infringed by our technology or any of our products. If a third-party claims that we infringe upon a third-party’s intellectual property rights, we may have to:

•	seek to obtain licenses that may not be available on commercially reasonable terms, if at all;

•	abandon any product alleged or held to infringe, or redesign our products or processes to avoid potential assertion of infringement;

•
pay substantial damages including, in exceptional cases, treble damages and attorneys’ fees, which we may have to pay if a court decides that the product or proprietary technology at issue infringes upon or violates the third-party’s rights;

•	pay substantial royalties or fees or grant cross-licenses to our technology; or

•	defend litigation or administrative proceedings that may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.
Our issued patents could be found invalid or unenforceable if challenged in court or at the Patent Office or other administrative agency, which could have a material adverse impact on our business.
Any patents we have obtained or do obtain may be challenged by re-examination or otherwise invalidated or eventually found unenforceable. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. If we were to initiate legal proceedings against a third party to enforce a patent related to one of our products or services, the defendant in such litigation could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, as are validity challenges by the defendant against the subject patent or other patents before the USPTO. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement, failure to meet the written description requirement, indefiniteness, and/or failure to claim patent eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent intentionally withheld material information from the USPTO, or made a misleading statement, during prosecution. Additional grounds for an unenforceability assertion include an allegation of misuse or anticompetitive use of patent rights, and an allegation of incorrect inventorship with deceptive intent. Third parties may also raise similar claims before the USPTO even outside the context of litigation. The outcome is unpredictable following legal assertions of invalidity and unenforceability. With respect to the validity question, for example, we cannot be certain that no invalidating prior art existed of which we and the patent examiner were unaware during prosecution. These assertions may also be based on information known to us or the Patent Office. If a defendant or third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the claims of the challenged patent. Such a loss of patent protection would or could have a material adverse impact on our business.
We may be involved in lawsuits to protect or enforce our patents, which could be expensive, time-consuming and unsuccessful.
Competitors may attempt to challenge or invalidate our patents, or may be able to design alternative techniques or devices that avoid infringement of our patents that have issued or that may issue in the future, or develop products with functionalities that are comparable to ours. In the event a competitor infringes upon our patent or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from our management. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against challenges from others.
An adverse result in any such litigation proceedings could put one or more of our patents at risk of being invalidated, being found to be unenforceable, and/or being interpreted narrowly and could impact the validity or enforceability positions of our other patents. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, an adverse outcome in such litigation or proceedings may expose us to loss of our proprietary position, expose us to significant liabilities, or require us to seek licenses that may not be available on commercially acceptable terms, if at all.
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
Our goodwill and other long-lived assets are subject to potential impairment that could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At December 31, 2018, goodwill and net intangible assets represented $7.0 million, or 13.8% of our total assets. In addition, net property, plant and equipment assets totaled $21.6 million, or 42.8% of our total assets. If actual results differ from the assumptions and estimates used in our goodwill and long-lived asset valuation calculations, we could incur impairment charges, which could negatively impact our earnings.
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

During the year ended December 31, 2018, the Company derecognized $1.1 million of goodwill related to the termination of the Philips Agreements with DMS Health effective December 31, 2017. During the years ended December 31, 2018 and 2017, the Company recorded a $0.5 million and $0.2 million goodwill impairment loss, respectively, related to Telerhythmics, the Company’s cardiac event monitoring services business that was acquired on March 13, 2014. On October 31, 2018, the Company entered into a membership interest purchase agreement (the “Telerhythmics Purchase Agreement”) with G Medical Innovations USA, Inc. (“G Medical”), pursuant to which we sold all the outstanding membership interests in Telerhythmics to G Medical. No other significant impairment losses on long-lived assets were recognized during the years ended December 31, 2018 and 2017. See Note 2. Basis of Presentation and Note 7. Goodwill, within the notes to our accompanying consolidated financial statements for further discussion regarding goodwill and long-lived assets.
Risks Related to our Indebtedness
On June 21, 2017, we entered into a Revolving Credit Agreement, as amended from time to time (the “Comerica Credit Agreement”), with Comerica Bank, a Texas banking association (“Comerica”). The Comerica Credit Agreement is a five-year revolving credit facility (maturing in June 2022), which, as amended, has a maximum credit amount of $20.0 million (the “Comerica Credit Facility”). We used a portion of the financing made available under the Comerica Credit Facility to refinance and terminate, effective as of June 21, 2017, a certain Credit Agreement, dated January 1, 2016, by and among the Company, the subsidiaries of the Company, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.
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
Our indebtedness could have important consequences for us and our stockholders. For example, the Comerica Credit Agreement requires a balloon payment at the termination of the facility in June 2022, which may require us to dedicate a substantial portion of our cash flow from operations to this future payment if we feel we cannot be successful in our ability to refinance in the future, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and acquisitions, and for other general corporate purposes. In addition, our indebtedness could:
•increase our vulnerability to adverse economic and competitive pressures in our industry;
•place us at a competitive disadvantage compared to our competitors that have less debt;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry; and
•limit our ability to borrow additional funds on terms that are acceptable to us or at all.
The Comerica Credit Agreement governing our indebtedness contains restrictive covenants that will restrict our operating flexibility and require that we maintain specified financial ratios. We were not in compliance with certain covenants as of September 30, 2018 and although a waiver and an amendment to the Comerica Credit Agreement were obtained to address this noncompliance, we may be unable to obtain a waiver and or an amendment to the Comerica Credit Agreement for subsequent periods. If we cannot comply with these covenants, we may be in default under the Comerica Credit Agreement.
The Comerica Credit Agreement governing our indebtedness contains restrictions and limitations on our ability to engage in activities that may be in our long-term best interests. The Comerica Credit Agreement contains affirmative and negative covenants that limit and restrict, among other things, our ability to:
•incur additional debt;
•sell assets;
•incur liens or other encumbrances;
•make certain restricted payments and investments;
•acquire other businesses; and
•merge or consolidate.
Though the Comerica Credit Agreement does not limit our ability to pay dividends, if there is insufficient cash generation of our business to satisfy our required financial covenants, or if there is a default or event of default under the Comerica Credit Agreement that has occurred and is continuing, the Company may be required to reduce or eliminate its quarterly cash dividend until compliance with the financial covenants can be met.
The Comerica Credit Agreement contains a fixed charge coverage ratio covenant and a leverage ratio covenant. At September 30, 2018, we were not in compliance with the fixed charge coverage ratio covenant, and although a waiver and amendment was obtained to address noncompliance for this period, we may be unable to obtain a waiver and/or amendment if we are not in compliance in subsequent periods. Going forward, we may not have the ability to meet these and other covenants under the Comerica Credit Agreement depending on a number of factors including, without limitation, the performance of our business, capital allocation decisions made by the Company, or events beyond our control.

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
Substantially all of our assets have been pledged to Comerica as security for our indebtedness under the Comerica Credit Agreement.
In connection with the Comerica Credit Agreement, and pursuant to a separate Security Agreement dated June 21, 2017, between the Company, its subsidiaries and Comerica, the Comerica Credit Agreement is secured by a first-priority security interest in substantially all of the assets (excluding real estate) of the Company and its subsidiaries and a pledge of all shares and membership interests of the Company’s subsidiaries. Upon the occurrence and during the continuation of an event of default under the Comerica Credit Agreement, Comerica Bank may, among other things, declare the loans and all other obligations under the Comerica Credit Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Comerica Credit Agreement bear interest. The exercise by Comerica of remedies provided under the Comerica Credit Agreement in the event of a default thereunder may have a material adverse effect on the liquidity, financial condition and results of operations of the Company and could cause the Company to become bankrupt or insolvent. In the event of any bankruptcy, liquidation, dissolution, reorganization or similar proceeding against us, the assets that are pledged as collateral securing any unpaid amounts under the Comerica Credit Agreement must first be used to pay such amounts, as well as any other obligation secured by the pledged assets, in full, before making any distributions to our stockholders. In the event of any of the foregoing, our stockholders could lose all or a part of their investment.
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
Risks Related to our Common Stock
Our common stock may be subject to delisting from the Nasdaq Global Market if we do not meet Nasdaq’s Minimum Bid Price Requirement.
On January 8, 2019, we received a deficiency letter from the Nasdaq Listing Qualifications Department notifying us that, for the prior thirty consecutive business days, the closing bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rules, we have been given 180 calendar days, or until July 8, 2019 to regain compliance with the Minimum Bid Price Requirement. If we do not regain compliance by July 8, 2019, we may transfer from The Nasdaq Global Market to The Nasdaq Capital Market and may be eligible for an additional compliance period of 180 days. To qualify for the additional compliance period, we will have to: (i) submit a transfer application and related application fees; (ii) meet the continued listing requirement for market value of publicly held shares and all other initial listing standards of The Nasdaq Capital Market (except for the bid price requirement); and (iii) provide written notice to Nasdaq of our intention to cure the deficiency during the additional 180-day compliance period by effecting a reverse stock split if necessary. If we do not qualify for an additional compliance period, or should we determine not to submit a transfer application or make the required representation, or if Nasdaq concludes that we will not be able to cure the deficiency, Nasdaq will provide written notice to us that our common stock will be subject to delisting.

If we choose to implement a reverse stock split, it must be completed no later than ten business days prior to July 8, 2019. There can be no assurance that our stockholders will approve a reverse stock split or that the reverse stock split will result in a sustained increase in the per share market price for the common stock so we can regain compliance with the Minimum Bid Price Requirement.
If we do not regain compliance with the Minimum Bid Price Requirement by July 8, 2019 and we are not eligible for an additional compliance period at that time, the staff will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal the staff’s decision to a Nasdaq Listing Qualifications Panel (the “Panel”). We would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal a subsequent delisting determination by the staff to the Panel, that such an appeal would be successful.
If we are not able to regain compliance with the Minimum Bid Price Requirement or do not transfer to The Nasdaq Capital Market, our common stock could be traded on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it would become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. Additionally, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock would likely decline. A delisting from the Nasdaq would also result in negative publicity and would negatively impact our ability to raise capital in the future.
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
Our common stock has a low trading volume and shares available under our equity compensation plans could affect the trading price of our common stock.
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
The protective amendment contained in our Restated Certificate of Incorporation, which is intended to help preserve the value of certain income tax assets, primarily tax net operating loss carryforwards (“NOLs”), may have unintended negative effects.
Pursuant to Internal Revenue Code Sections 382 and 383, use of our NOLs may be limited by an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations thereunder. In order to protect the Company’s significant NOLs, we filed an amendment to the Restated Certificate of Incorporation of the Company (as amended and extended, the “Protective Amendment”) with the Delaware Secretary of State on May 5, 2015. The Protective Amendment was approved by the Company’s stockholders at the Company’s 2015 Annual Meeting of Stockholders held on May 1, 2015.
On April 27, 2018, we filed a Certificate of Amendment to the Company’s Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, which was approved by our stockholders at our 2018 Annual Meeting (the “Extended Protective Amendment”). The Extended Protective Amendment effects a three-year extension to the provisions of the Protective Amendment. The Extended Protective Amendment leaves the Protective Amendment unchanged in all respects, other than to extend the expiration date from May 1, 2018 to May 1, 2021, and to make revisions necessary as a result of the enactment of Public Law 115-97 (commonly referred to as the Tax Cut and Jobs Act) on December 22, 2017.
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
Our principal executive offices are located in Suwanee, Georgia, where we lease approximately 8,500 square feet of office space. We lease a 21,300 square foot facility in Poway, California that houses our Diagnostic Imaging operations. Our Diagnostic Services segment leases approximately 29 small hub locations in the various states in which we operate, which primarily house our fleet of cameras and vans. In February 2019, we entered into a lease for 1,344 square feet of office space in Old Greenwich, Connecticut. In addition to our leased properties, we own a 14,131 square foot facility in Fargo, North Dakota and a 16,769 square foot facility in Sioux Falls, South Dakota, both of which house our DMS Health businesses.
We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

ITEM 3.	LEGAL PROCEEDINGS
See Note 9. Commitments and Contingencies, within the notes to our accompanying consolidated financial statements for a summary of legal proceedings.

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
As of February 22, 2019, there were approximately 175 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”
Dividend Policy
During the year ended December 31, 2018, we paid 3 quarterly cash dividends of $0.055 per common share, for a total dividends paid of $0.165 per common share. During the first half of 2017, we paid two quarterly dividends of $0.05 per common share and paid two quarterly dividends of $0.055 per common share in the second half of the year, for total dividends paid of $0.21 per common share. We currently do not plan to pay dividends at this time.
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
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (2)
October 1, 2018 – October 31, 2018	—	—	2,588,484	2,000,000
November 1, 2018 – November 30, 2018	—	—	2,588,484	2,000,000
December 1, 2018 – December 31, 2018	—	—	2,588,484	2,000,000
Total	—	—	2,588,484	2,000,000

(1)
On February 27, 2013, our board of directors modified our stock buyback program originally adopted in February 2009 (the “2009 Buyback Program”) to increase repurchases to an aggregate of $7.0 million, and subsequently, on March 13, 2013, increased the stock buyback program again for repurchases of up to an aggregate of $12.0 million. On October 31, 2018, our board of directors terminated the 2009 Buyback Program. The timing of stock repurchases and the number of shares of common stock repurchased under the 2009 Buyback Program were in compliance with Rule 10b-18 under the Exchange Act. The timing and extent of the repurchase depended upon market conditions, applicable legal and contractual requirements, and other factors.

Immediately prior to termination of the 2009 Buyback Program on October 31, 2018, there were 2,588,484 cumulative shares purchased as part of the 2009 Buyback Program.
On October 31, 2018, our board of directors approved a stock repurchase program that will enable us to repurchase up to 2,000,000 shares of our common stock from time to time in market or private transactions (the “2018 Buyback Program”). Under the 2018 Buyback Program, we may purchase shares of our common stock through various means, including open market transactions in compliance with Rule 10b-18 under the Exchange Act, privately negotiated transactions, tender offers or any combination thereof. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume and general market conditions, along with our working capital requirements, general business conditions and other factors. The stock repurchase program has no time limit and may be modified, suspended or terminated at any time by our board of directors. Repurchases under the stock repurchase program will be funded from our existing cash and cash equivalents or future cash flow and equity or debt financings.

(2)
Immediately prior to termination of the 2009 Buyback Program on October 31, 2018, a maximum dollar value of $6.3 million of shares remained available for repurchase under the 2009 Buyback Program. No shares were available for repurchase under the 2009 Buyback Program following its termination on October 31, 2018.

As of December 31, 2018, there were 0 cumulative shares purchased as part of the 2018 Buyback Program and 2,000,000 shares that may yet be purchased under the 2018 Buyback Program.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12. “Security Ownership of Certain Beneficial Owners and Management Related Stockholders Matters” for information with respect to our compensation plans under which equity securities are authorized for issuance.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth previously under the caption “Risk Factors.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report.
Overview
Digirad delivers convenient, effective, and efficient healthcare solutions on an as needed, when needed, and where needed basis. Digirad’s diverse portfolio of mobile healthcare solutions and diagnostic imaging equipment and services, provides hospitals, physician practices, and imaging centers throughout the United States access to technology and services necessary to provide exceptional patient care in the rapidly changing healthcare environment.
We have grown both organically and through acquisitions over the last three years. Prior to the year ended December 31, 2016, we were organized as two reportable segments: Diagnostic Services and Diagnostic Imaging. With the acquisition of DMS Health on January 1, 2016, we added two additional reportable segments: Mobile Healthcare and Medical Device Sales and Services (“MDSS”). In February of 2018, we completed the sale of our customer contracts relating to our MDSS post-warranty service business to Philips North America LLC (“Philips”). On October 31, 2018, we sold our Telerhythmics business to G Medical Innovations USA, Inc., for $1.95 million in cash. As of December 31, 2018, our business was organized into three reportable segments: Diagnostic Services, Mobile Healthcare, and Diagnostic Imaging.
On September 10, 2018, we announced that our board of directors approved the conversion of Digirad into a diversified holding company, and the potential acquisition of ATRM Holdings, Inc., (“ATRM”) as an initial “kick-off” transaction (the “ATRM Acquisition”). ATRM is a modular building company consisting of two divisions, KBS Builders and EdgeBuilder. The KBS division manufactures and distributes modular housing units. EdgeBuilder manufactures engineered wood products used in modular construction, as well as distributes building materials through its Glenbrook unit. Both divisions serve the residential and commercial segments of the market.
Strategy
Our main strategic focus is to continue to grow our business into an integrated healthcare services company while simultaneously converting into a diversified holding company through the acquisition of businesses that meet our internally developed financially disciplined approach for acquisitions. Within the healthcare industry, we believe that there are many opportunities to provide outsourced and mobile healthcare services and solutions in the current healthcare environment. We believe that our strategy within the healthcare industry will be accomplished by:
•Focused organic growth from our core businesses;
•Introducing new service offerings through our existing businesses or through acquisitions; and
•Acquiring complementary companies.
Discontinued Operations
On February 1, 2018, the Company completed the sale of its customer contracts relating to our MDSS post-warranty service business to Philips pursuant to an Asset Purchase Agreement, dated as of December 22, 2017 for $8.0 million. The Company deemed the disposition of our MDSS reportable segment in the first quarter of 2018 to represent a strategic shift that will have a major effect on our operations and financial results. In accordance with the provisions of FASB authoritative guidance on the presentation of financial statements we have classified the results of our MDSS segment as discontinued operations in our consolidated statement of operations for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations were reclassified as held for sale in our consolidated balance sheet.
Business Segments
As of December 31, 2018, we operate the Company in three reportable segments:

1.	Diagnostic Services

2.	Mobile Healthcare

3.	Diagnostic Imaging
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
Our Market
The target market for our products and services is comprised of cardiologists, internal medicine physicians, family practice physicians, hospitals, IDNs, and federal institutions in the United States that perform or could perform a diagnostic imaging procedure, have a need for cardiac event monitoring, or have interest in purchasing a diagnostic imaging product. During the year ended December 31, 2018, through Diagnostic Services and Mobile Healthcare, we provided imaging services to 992 physicians, physician groups, hospitals, IDNs and federal institutions. Our Diagnostic Services and Mobile Healthcare businesses currently operate in approximately 40 states. In the past, our market has been negatively affected by lower reimbursements from the Center for Medicare and Medicaid Services (“CMS”) and third-party insurance providers for the codes under which our customers bill for our services, although reimbursements have stabilized in the last several years. We have addressed, and will continue to address, these market pressures by modifying our Diagnostic Services and Mobile Healthcare business models, and by assisting our healthcare customers in complying with new regulations and requirements.
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
Diagnostic Services. In providing Diagnostic Services imaging services, we compete against many smaller local and regional nuclear and ultrasound providers that may have lower operating costs. The fixed-installation operators often utilize older, used equipment, and the mobile operators may use older Digirad single-head cameras or newer dual-head cameras. We are the only mobile provider with our own exclusive source of triple-head mobile systems. Some competing operators place new or used cameras into physician offices and then provide the staffing, supplies, and other support as an alternative to a Diagnostic Services service contract. In addition, we compete against imaging centers that install fixed nuclear gamma cameras and make them available to referring physicians in their geographic vicinity. In these cases, the physician sends their patients to the imaging center.
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
Mobile Healthcare. The market for selling, servicing, and operating diagnostic imaging services, and imaging systems is highly competitive. In addition to direct competition from other providers of services similar to those offered by us, we compete with freestanding imaging centers and healthcare providers that have their own diagnostic imaging systems, as well as with equipment manufacturers that sell imaging equipment directly to healthcare providers for permanent installation. Some of the direct competitors, which provide contract MRI and PET/CT services, have access to greater financial resources than we do. In addition, some of our customers are capable of providing the same services we provide to their patients directly, subject only to their decision to acquire a high-cost diagnostic imaging system, assume the financial and technology risk, and employ the necessary technologists, rather than obtain equipment and services from us. We may also experience greater competition in states that currently have certificate of need laws if such laws were repealed, thereby reducing barriers to entry and competition in those states. We also compete against other similar providers in quality of services, quality of imaging systems, relationships with healthcare providers, knowledge and service quality of technologists, price, availability, and reliability.
Proposed Acquisition of ATRM Holdings, Inc.
On September 10, 2018, we announced that our board of directors approved the conversion of Digirad Corporation into a diversified holding company, and the potential acquisition of ATRM as an initial “kick-off” transaction. ATRM is a modular building company consisting of two divisions, KBS Builders and EdgeBuilder. The KBS division manufactures and distributes modular housing units. EdgeBuilder manufactures engineered wood products used in modular construction, as well as distributes building materials through its Glenbrook unit. Both divisions serve the residential and commercial segments of the market.
As currently contemplated by the non-binding letter of intent with ATRM (the “LOI”), ATRM stockholders would receive consideration consisting of 0.4 shares of Digirad common stock for each share of outstanding ATRM common stock we acquire in the ATRM Acquisition. The issuance of Digirad common stock in connection with the ATRM Acquisition is expected to increase the number of shares of outstanding Digirad common stock by less than 5%. Proceeding with the ATRM Acquisition is subject to, among other things, ATRM becoming current with its filings with the Securities and Exchange Commission and the negotiation and execution of definitive documentation. The ATRM Acquisition has been approved by a special committee of independent directors of ATRM. The final terms of the ATRM Acquisition are subject to change depending on the outcome of our due diligence investigation and may differ from those reflected in the LOI, and there can be no assurance that we will complete the ATRM Acquisition or the conversion into a diversified holding company.
Jeffrey E. Eberwein, the Chairman of our board of directors and the Chairman of the board of directors of ATRM, owns approximately 17.4% of the outstanding common stock of ATRM. Mr. Eberwein is also the Chief Executive Officer of Lone Star Value Management, LLC, which is the investment manager of Lone Star Value Investors, LP (“LSVI”). LSVI owns 222,577 shares of ATRM’s 10.00% Series B Cumulative Preferred Stock (the “Series B Stock”) and another 374,562 shares of Series B Stock are owned directly by Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”). Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of the securities owned by LSVI and LSV Co-Invest I. Mr. Eberwein disclaims beneficial ownership of Series B Stock, except to the extent of his pecuniary interest therein. All transactions between Digirad and ATRM have been reviewed and approved by a special committee composed of independent directors of Digirad.
Star Procurement Joint Venture
On December 14, 2018, Digirad and ATRM entered into a joint venture and formed Star Procurement, LLC (“Star Procurement”), with Digirad and ATRM each holding a 50% interest. The purpose of the joint venture is to provide the service of purchasing and selling building materials and related goods to KBS Builders, Inc., a wholly owned subsidiary of ATRM with which Star Procurement entered into a Services Agreement on January 2, 2019. Digirad’s capital contribution to the joint venture is $1.0 million.
2018 Financial Highlights
Revenues for continuing operations were $104.2 million for the year ended December 31, 2018. This is a decrease of $0.5 million, or 0.4%, compared to the prior year due to the following:

•	Mobile Healthcare segment revenues decreased $0.6 million, or 1.4% primarily due to lower scan volume as an result of an increase in mobile imaging cancellations.

•
Diagnostic Imaging segment revenues decreased $0.1 million, or 0.8%, primarily due to a decrease in the number of cameras sold and a lower blended average selling price per camera year over year, and lower revenue associated with camera maintenance time and material services.

•
These decreases in revenue were partially offset by an increase in our Diagnostic Services segment revenue of $0.2 million, or 0.5%, primarily due to an increase in the volume of total imaging days ran.

Gross profit for continuing operations decreased $2.9 million, or 13.8%, compared to the prior year mainly due to a $2.5 million decrease in Mobile Healthcare segment, which was driven by lower utilization of the owned assets and higher equipment maintenance costs.
Total operating expenses decreased $3.7 million, or 13.9%, for the year ended December 31, 2018 compared to the prior year, primarily due to lower litigation-related costs of $1.5 million related to the settlement of a wage and hour lawsuit in the prior year, lower employee related costs of $0.7 million due to reductions in headcount, higher gains on equipment and vehicle sales of $0.5 million from the disposal of mobile healthcare assets, as well as lower depreciation expense and stock-based compensation costs. Company headcount has decreased from 515 employees at the end of 2017 compared to 452 as of December 31, 2018.
Net loss for continuing operations for the year ended December 31, 2018 was $3.8 million, which is an improvement of $31.2 million compared to our net loss of $35.0 million during the prior year. This was driven primarily by year-over-year changes in the income tax provision due to valuation allowance changes. We recognized an income tax benefit of $1.6 million during the year ended December 31, 2018, compared to an income tax expense of $28.0 million during the year ended December 31, 2017.
For the year ended December 31, 2018, Diagnostic Services operated 95 nuclear gamma cameras and 55 ultrasound imaging systems, and Mobile Healthcare operated 98 PET/CT, MRI, and ultrasound diagnostic imaging systems. We continue to strive to improve our overall profitability through more efficient utilization of our fleet of nuclear gamma cameras, ultrasound equipment, and PET, CT and MRI imaging systems. We measure efficiency by tracking system utilization, which is based on the percentage of days that our cameras, equipment and imaging systems are used to deliver services to customers out of the total number of days that they are available to deliver such services. System utilization for Diagnostic Services for the year ended December 31, 2018, was consistent at 63% compared to the prior year. System utilization for Mobile Healthcare was 82% for the year ended December 31, 2018, compared to 84% in the prior year, due to a decrease in interim system utilization.
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, reserves for contractual allowances and doubtful accounts, inventory valuation, goodwill valuation, share-based compensation, self-insured health insurance benefits, valuation of long-lived assets and income taxes. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.
•revenue recognition
•reserves for contractual allowances and doubtful accounts
•inventory valuation
•goodwill valuation
•share-based compensation
•self-insured health insurance benefits
•valuation of long-lived assets
•income taxes
See Note 2. Basis of Presentation and Significant Accounting Policies, within the notes to our accompanying consolidated financial statements for discussion of each of these accounting policies.
New Accounting Pronouncements
See Note 2. Basis of Presentation and Significant Accounting Policies, within the notes to our accompanying consolidated financial statements for discussion of our discussion of new accounting pronouncements.

Results of Operations
Comparison of Years Ended December 31, 2018 and 2017
The following table sets forth our results from operations for the years ended December 31, 2018 and 2017 (in thousands):

	Year ended December 31,				Change from Prior Year
	2018	% of Revenues	2017	% of Revenues	Dollars	Percent
Total revenues	$104,180	100.0%	$104,632	100.0%	$(452)	(0.4)%
Total cost of revenues	85,909	82.5%	83,436	79.7%	2,473	3.0%
Gross profit	18,271	17.5%	21,196	20.3%	(2,925)	(13.8)%
Operating expenses:
Marketing and sales	5,418	5.2%	6,249	6.0%	(831)	(13.3)%
General and administrative	15,038	14.4%	18,586	17.8%	(3,548)	(19.1)%
Amortization of intangible assets	1,377	1.3%	1,494	1.4%	(117)	(7.8)%
Goodwill impairment	476	0.5%	166	0.2%	310	186.7%
Loss on sale of buildings	507	0.5%	—	—%	507	100.0%
Total operating expenses	22,816	21.9%	26,495	25.3%	(3,679)	(13.9)%
Loss from operations	(4,545)	(4.4)%	(5,299)	(5.1)%	754	(14.2)%
Other expense, net	(61)	(0.1)%	(311)	(0.3)%	250	(80.4)%
Interest expense, net	(751)	(0.7)%	(730)	(0.7)%	(21)	2.9%
Loss on extinguishment of debt	(43)	—%	(709)	(0.7)%	666	(93.9)%
Total other expense	(855)	(0.8)%	(1,750)	(1.7)%	895	(51.1)%
Loss before income taxes	(5,400)	(5.2)%	(7,049)	(6.7)%	1,649	(23.4)%
Income tax benefit (expense)	1,561	1.5%	(27,987)	(26.7)%	29,548	(105.6)%
Net loss from continuing operations	(3,839)	(3.7)%	(35,036)	(33.5)%	31,197	(89.0)%
Income (loss) from discontinued operations, net of tax	4,575	4.4%	(694)	(0.7)%	5,269	(759.2)%
Net income (loss)	$736	0.7%	$(35,730)	(34.1)%	$36,466	(102.1)%
Revenues
Services Revenue
Services revenue by segment is summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Diagnostic Services	$49,256	$49,016	$240	0.5%
Mobile Healthcare	42,941	43,535	(594)	(1.4)%
Total Services Revenue	$92,197	$92,551	$(354)	(0.4)%
Service revenue overall is consistent with prior year. The increase in Diagnostic Services revenue was primarily due to higher volume of imaging days ran and studies performed, and an increase in the average mobile imaging rate per day, partially offset by a loss of revenues due to the sale of our Telerhythmics business as of October 1, 2018.
The decrease in Mobile Healthcare revenue was primarily due to cancellations. The increased cancellation resulted in a $2.0 million decrease in scan volumes. Added to this decrease was $0.3 million of lower supplies and accessories sales. The decrease was partially offset by a $1.7 million increase in interim rentals due to higher utilization. The utilization of our interim rentals can vary in each period based on customers that are in the midst of new construction or refurbishing their current facilities. Overall, services revenue accounted for 88.5% of total revenues for each of the two years ended December 31, 2018 and December 31, 2017. We expect our Services revenue to continue to represent the larger percentage of our consolidated revenue and expect that percentage to increase in 2019; however, the percentage will fluctuate quarter by quarter given the significant variability in the timing and volume of product sales associated with our Diagnostic Imaging segment.

Product and Product-Related Revenue
Product and product-related revenue by segment is summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Diagnostic Imaging	$11,983	$12,081	$(98)	(0.8)%
The decrease in Diagnostic Imaging revenue was due to a decrease in camera revenue sales resulting from a lower volume of cameras sold, partially offset by an increase in camera support time and material activities, which are variable in nature and based on customer needs.
Gross Profit
Services Gross Profit
Services gross profit and gross margin is summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017	% Change
Services gross profit	$13,129	$16,160	(18.8)%
Services gross margin	14.2%	17.5%
Diagnostic Services gross profit decreased $0.5 million, or 5.0%, to $9.4 million in the current year compared to $9.9 million in the prior year, and the gross margin percentage was 19.2% in the current year compared to 20.3% in the prior year. The decrease in gross margin percentage was mainly due to higher labor costs as a percentage of revenue.
Mobile Healthcare gross profit decreased $2.5 million, or 40.8%, to $3.7 million in the current year compared to $6.2 million in the prior year, and gross margin percentage was 8.6% in the current year compared to 14.3% in the prior year. The decrease in gross margin percentage was primarily due to an unfavorable mix of services provided, as well as higher equipment and trailer maintenance and health insurance costs.
Product and Product-Related Gross Profit
Product and product-related gross profit and gross margin is summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017	% Change
Product and product-related gross profit	$5,142	$5,036	2.1%
Product and product-related gross margin	42.9%	41.7%
The increase in Diagnostic Imaging gross margin percentage was primarily due to lower service part costs and product royalty fees, partially offset by lower revenue.
Operating Expenses
Operating expense are summarized as follows (in thousands):

	Year Ended December 31,				Percent of Revenues
	2018	2017	$ Change	% Change	2018	2017
Marketing and sales	$5,418	$6,249	$(831)	(13.3)%	5.2%	6.0%
General and administrative	15,038	18,586	(3,548)	(19.1)%	14.4%	17.8%
Amortization of intangible assets	1,377	1,494	(117)	(7.8)%	1.3%	1.4%
Goodwill impairment	476	166	310	186.7%	0.5%	0.2%
Loss on sale of building	507	—	507	100.0%	0.5%	—%
Total operating expenses	$22,816	$26,495	$(3,679)	(13.9)%	21.9%	25.3%
The decrease in marketing and sales expenses was primarily attributable to lower headcount in the related departments.

The decrease in general and administrative expenses was primarily due to lower litigation-related costs of $1.5 million, which includes the settlement of a wage and hour lawsuit in the prior year, lower employee related costs of $1.2 million due to reductions in headcount, lower depreciation expense of $0.6 million, and lower stock-based compensation of $0.2 million.
The decrease in amortization of intangible assets was primarily due to intangible assets related to customer relationships becoming fully amortized during 2018 and the sale of Telerhythmics in the fourth quarter of 2018.
The goodwill non-cash impairment charge related to derecognize Telerhythmics business. See Note 7. Goodwill, within the notes to our accompanying consolidated financial statements for further information.
During the year we completed the sale of buildings and land in Fargo, North Dakota with a net book value of $1.5 million for net cash proceeds of approximately $1.0 million, resulting in a loss on sale of $0.5 million.
Other (Expense) Income
Total other expense is summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017
Other expense, net	$(61)	$(311)
Interest expense, net	(751)	(730)
Loss on extinguishment of debt	(43)	(709)
Total other expense	$(855)	$(1,750)
Other expense, net consists of impairment losses recognized on our equity investments deemed to be other-than-temporarily impaired.
Interest expense, net is predominantly comprised of cash interest costs and related amortization of deferred issuance costs on our debt. A portion of interest costs has been allocated to discontinued operations in both periods since the proceeds received in the sale were required to be used to reduce our borrowings under our revolving credit facility with Comerica Bank, a Texas banking association (“Comerica”).
Loss on extinguishment of debt for the year ended December 31, 2018, is related to the write-off of unamortized deferred financing costs related to the amendment of the Comerica Credit Agreement on January 30, 2018. Loss on extinguishment of debt for the year ended December 31, 2017, is primarily related to the write-off of unamortized deferred financing costs related to the termination of the Wells Fargo Credit Agreement on June 21, 2017.
See Note 8. Debt, within the notes to our accompanying consolidated financial statements for further information regarding interest expense and loss on extinguishment of debt.
Income Tax (Expense) Benefit
Intraperiod allocation rules require us to allocate our provision for income taxes between continuing operations and other categories or comprehensive income such as discontinued operations. As described in Note 3. Discontinued Operations, the results of our MDSS reportable segment have been reported as discontinued operations for the current and prior year. As a result of the intraperiod allocation rules, for the year ended December 31, 2018, the Company recorded a tax expense of $1.5 million. For the year ended December 31, 2017, the Company recorded a benefit of $0.4 million to discontinued operations. In the fourth quarter of 2017, a full valuation allowance was established against our deferred tax assets due to a recent history of losses and uncertainties regarding our ability to utilize our net operating losses before expiration. Additionally, during the year ended December 31, 2017, as a result of the 2017 tax reform legislation impact we recognized $11.6 million of income tax expense due to the re-measurement of our deferred tax assets and liabilities at the new U.S. federal tax rate of 21% from the previous rate of 34%, for years subsequent to 2017. Moreover, we recognized $18.1 million of income tax expense due to an increase in our tax valuation allowance related to deferred tax assets, that prior to 2017, we believed were more likely than not to be realized.
See Note 11. Income Taxes, within the notes to our accompanying consolidated financial statements for further information.
Income from Discontinued Operations
As described in Note 3. Discontinued Operations, within the notes to our accompanying consolidated financial statements, the results of our MDSS reportable segment have been reported as discontinued operations for all periods presented. During the year ended December 31, 2018, discontinued operations includes a $6.2 million gain on the sale of our MDSS post-warranty service contracts to Philips that closed on February 1, 2018.

Liquidity and Capital Resources
Overview
We generated $5.1 million of positive cash flow from operations during the year ended December 31, 2018. Cash flows from operations primarily represent inflows from net income (adjusted for depreciation, amortization, and other non-cash items), as well as the net effect of changes in working capital. Cash flows from investing activities primarily represent our investment in capital equipment required to maintain and grow our business. Cash flows from financing activities primarily represent net proceeds from borrowings and receipt of cash related to the exercise of stock options, offset by outflows related to dividend payments and repayments of long-term borrowings.
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations, and availability on our revolving line of credit from our Comerica Credit Agreement. As of December 31, 2018, we had $1.5 million of cash and cash equivalents, as well as $10.3 million available under our revolving line of credit.
We require capital principally for capital expenditures, acquisition activity, and to finance accounts receivable and inventory. Our working capital requirements vary from period to period depending on inventory requirements, the timing of deliveries, and the payment cycles of our customers. Our capital expenditures consist primarily of medical imaging and diagnostic devices utilized in the provision of our services, as well as vehicles and information technology hardware and software. Based upon our current level of expenditures, we believe our current working capital, together with cash flows from operating activities, will be more than adequate to meet our anticipated cash requirements for at least the next 12 months from the issuance of this Annual Report.
Cash Flows
The following table shows cash flow information for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Net cash provided by operating activities	$5,064	$6,069
Net cash provided by (used in) by investing activities	$8,685	$(1,465)
Net cash used in financing activities	$(14,156)	$(8,063)
Operating Activities
The decrease in net cash provided by operating activities for the year ended December 31, 2018 compared to the prior year was due to reduced operating loss for the period off-set by changes in working capital.
Investing Activities
The increase in net cash provided by investing activities for the year ended December 31, 2018 compared to the prior year was primarily attributable to $6.8 million of proceeds received from the sale of our MDSS service contract business to Philips, $2.1 million of proceeds received from the sale of property and equipment, and $1.9 million of proceeds received from our sale of Telerhythmics, partially offset by $2.2 million of purchases of property and equipment and a decrease of $0.9 million in cash provided by maturities of available-for-sale securities.
Financing Activities
The increase in net cash used in financing activities for the year ended December 31, 2018 compared to the prior year was primarily due to higher net principal repayments of $10.0 million in 2018 compared to $2.5 million in 2017, as a result of proceeds from the sale of our MDSS service contract business used to pay down outstanding borrowings on our revolving credit facility.
Comerica Revolving Credit Facility
On June 21, 2017, the Company entered into a Revolving Credit Agreement with Comerica, as amended from time to time (the”Comerica Credit Agreement”). The Comerica Credit Agreement provides for a five-year revolving credit facility with a maximum credit amount of $20.0 million (reduced from $25.0 million) maturing in June 2022, upon which a balloon payment on the balance is due. Under the Comerica Credit Facility, the Company can request the issuance of letters of credit in an aggregate amount not to exceed $1.0 million at any one time.
In connection with the sale of our post-warranty service customer contracts to Philips, the Company entered into Amendment No. 1 to the Comerica Credit Agreement, dated January 30, 2018 (the “First Amendment”). The First Amendment, among other things, (a) reduced the revolving credit commitment from $25.0 million to $20.0 million and (b) modified the definitions of

“Adjusted EBITDA,” “FCCR Capital Expenditures,” and “Revolving Credit Commitment” as used under the Comerica Credit Agreement.
On November 1, 2018, the Company entered into the Amendment No. 2 to the Comerica Credit Agreement (the “Second Amendment”). The Second Amendment, among other things, (a) modified the definition of “Fixed Charge Coverage Ratio” to change how the Fixed Charge Coverage Ratio is calculated, (b) modified the definition of “FCCR Capital Expenditure” to reduce a threshold amount and (c) modified the definitions of “Permitted Acquisition” and “Permitted Investments.”
As of December 31, 2018, the Company had $0.2 million of letters of credit outstanding and had additional borrowing capacity under the Comerica Credit Agreement of $10.3 million.
In connection with the Amendment, the Company recognized a $43 thousand loss on extinguishment due to the write off of unamortized deferred financing costs associated with the original Comerica Credit Agreement. In the year ended December 31, 2017, the Company used a portion of the financing made available under the Comerica Credit Agreement to repay and terminate the previous credit agreement with Wells Fargo Bank. The Company recognized a $0.7 million loss on extinguishment due to the write off of unamortized deferred financing costs associated with the previous credit facility.
At the Company’s option, the Comerica Credit Facility will bear interest at either (i) the LIBOR Rate, as defined in the Comerica Credit Agreement, plus a margin of 2.35%; or (ii) the PRR-based Rate, plus a margin of 0.5%. As further defined in the Comerica Credit Agreement, the “PRR-based Rate” means the greatest of (a) the Prime Rate in effect on such day (as defined in the Comerica Credit Agreement) plus 0.5%, or (b) the daily adjusting LIBOR Rate plus 2.50%. In addition to interest on outstanding borrowings under the Comerica Credit Facility, the revolving credit note bears an unused line fee of 0.25%, which is presented as interest expense.
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
At December 31, 2018, the Company was in compliance with all covenants.
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DIGIRAD CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Digirad Corporation
Poway, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Digirad Corporation (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Method Related to Revenue
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company has changed its method of accounting for revenue during the year ended December 31, 2018 due to the adoption of the Accounting Standards Codification 606, “Revenue from Contracts with Customers.”
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2015.
San Diego, California
March 1, 2019

DIGIRAD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year ended December 31,
	2018	2017
Revenues:
Services	$92,197	$92,551
Product and product-related	11,983	12,081
Total revenues	104,180	104,632
Cost of revenues:
Services	79,068	76,391
Product and product-related	6,841	7,045
Total cost of revenues	85,909	83,436
Gross profit	18,271	21,196

Operating expenses:
Marketing and sales	5,418	6,249
General and administrative	15,038	18,586
Amortization of intangible assets	1,377	1,494
Goodwill impairment	476	166
Loss on sale of buildings	507	—
Total operating expenses	22,816	26,495
Loss from operations	(4,545)	(5,299)
Other expense:
Other expense, net	(61)	(311)
Interest expense, net	(751)	(730)
Loss on extinguishment of debt	(43)	(709)
Total other expense	(855)	(1,750)
Loss before income taxes	(5,400)	(7,049)
Income tax benefit (expense)	1,561	(27,987)
Net loss from continuing operations	(3,839)	(35,036)
Net income (loss) from discontinued operations	4,575	(694)
Net income (loss)	$736	$(35,730)

Net income (loss) per share — basic and diluted:
Net loss from continuing operations	$(0.19)	$(1.75)
Net income (loss) from discontinued operations	0.23	(0.04)
Net income (loss) per share — basic and diluted:	$0.04	$(1.79)

Dividends declared per common share	$0.165	$0.210

Net income (loss)	$736	$(35,730)
Other comprehensive income (loss):
Unrealized gain on available-for-sale marketable securities	—	17
Reclassification of unrealized gain on available-for-sale marketable securities to retained earnings	(17)	—
Reclassification of other-than-temporary losses on available-for-sale securities included in net (loss) income	—	52
Total other comprehensive (loss) income, before tax	(17)	69
Provision for income taxes	—	(22)
Total other comprehensive (loss) income, after tax	(17)	47
Comprehensive income (loss)	$719	$(35,683)

See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$1,545	$1,877
Equity securities	153	97
Accounts receivable, net	12,642	15,887
Inventories, net	5,402	5,501
Restricted cash	167	242
Other current assets	1,285	1,972
Total current assets	21,194	25,576
Property and equipment, net	21,645	28,365
Intangible assets, net	5,228	7,830
Goodwill	1,745	2,393
Restricted cash	101	101
Non-current assets held for sale	—	1,735
Other assets	681	703
Total assets	$50,594	$66,703

Liabilities:
Current liabilities:
Accounts payable	$5,206	$5,207
Accrued compensation	3,862	5,507
Accrued warranty	197	204
Deferred revenue	1,687	2,302
Current liabilities held-for-sale	—	835
Other current liabilities	2,265	2,915
Total current liabilities	13,217	16,970
Long-term debt, net of current portion	9,500	19,500
Deferred tax liabilities	121	254
Other liabilities	1,956	2,180
Total liabilities	24,794	38,904

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 20,249,786 and 20,060,311 shares issued and outstanding (net of treasury shares) at December 31, 2018 and 2017, respectively	2	2
Treasury stock, at cost; 2,588,484 shares at December 31, 2018 and 2017	(5,728)	(5,728)
Additional paid-in capital	145,428	148,163
Accumulated other comprehensive loss	(22)	(5)
Accumulated deficit	(113,880)	(114,633)
Total stockholders’ equity	25,800	27,799
Total liabilities and stockholders’ equity	$50,594	$66,703

See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2018	2017
Operating activities
Net income (loss)	$736	$(35,730)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	7,331	7,903
Amortization of intangible assets	1,390	3,161
Provision for bad debts	53	174
Stock-based compensation	634	852
Amortization of loan fees	43	177
Loss on extinguishment of debt	43	709
Gain on disposal of discontinued operations	(6,161)	—
Gain on sale of Telerhythmics	(19)	—
Gain on sale of assets	(46)	(66)
Unrealized loss on available-for-sale securities	62	311
Goodwill impairment	476	2,746
Deferred income taxes	(133)	27,530
Other, net	—	(160)
Changes in operating assets and liabilities:
Accounts receivable	3,026	(1,567)
Inventories	(12)	409
Other assets	686	(14)
Accounts payable	25	(1,244)
Accrued compensation	(1,645)	1,545
Deferred revenue	(749)	6
Other liabilities	(676)	(673)
Net cash provided by operating activities	5,064	6,069
Investing activities
Purchases of property and equipment	(2,163)	(2,531)
Proceeds from sale of discontinued operations	6,844	—
Proceeds from sale of Telerhythmics	1,922	—
Proceeds from sale of property and equipment	2,095	167
Purchases of equity securities	(13)	(18)
Sales and maturities of securities available-for-sale	—	917
Net cash provided by (used in) investing activities	8,685	(1,465)
Financing activities
Proceeds from long-term borrowings	33,347	37,569
Repayment of long-term borrowings	(43,347)	(40,032)
Loan issuance costs and extinguishment costs	24	(271)
Dividends paid	(3,321)	(4,195)
Issuances of common stock	26	5
Taxes paid related to net share settlement of equity awards	(74)	(195)
Cash paid for contingent consideration for acquisitions	—	(27)
Repayment of obligations under capital leases	(811)	(917)
Net cash used in financing activities	(14,156)	(8,063)
Net decrease in cash, cash equivalents, and restricted cash	(407)	(3,459)
Cash, cash equivalents, and restricted cash at beginning of year	2,220	5,679
Cash, cash equivalents, and restricted cash at end of year	$1,813	$2,220

Supplemental Information
Cash paid during the period for interest	$702	$856
Cash paid during the period for income taxes	$52	$127
Non-Cash Investing Activities
Assets acquired by entering into capital lease	$613	$2,422
See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock		Treasury Stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2016	19,892	$2	$(5,728)	$151,696	$(52)	$(79,437)	$66,481
Stock-based compensation	—	—	—	852	—	—	852
Shares issued under stock incentive plans, net of shares withheld for employee taxes	168	—	—	(190)	—	—	(190)
Dividends paid	—	—	—	(4,195)	—	—	(4,195)
Net loss	—	—	—	—		(35,730)	(35,730)
Unrealized gain on securities available-for-sale	—	—	—	—	17	—	17
Reclassification of other-than-temporary losses on available-for-sale securities included in net income	—	—	—	—	52	—	52
Provision for income taxes	—	—	—	—	(22)	—	(22)
Cumulative effect of change in accounting principle	—	—	—	—	—	534	534
Balance at December 31, 2017	20,060	2	(5,728)	148,163	(5)	(114,633)	27,799
Stock-based compensation	—	—	—	634	—	—	634
Shares issued under stock incentive plans, net of shares withheld for employee taxes	190	—	—	(48)	—	—	(48)
Dividends paid	—	—	—	(3,321)	—	—	(3,321)
Net income	—	—	—	—		736	736
Reclassification of unrealized gain on available-for-sale marketable securities to retained earnings	—	—	—	—	(17)	17	—
Balance at December 31, 2018	20,250	$2	$(5,728)	$145,428	$(22)	$(113,880)	$25,800
See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company
Digirad Corporation, a Delaware holding corporation, together with its consolidated subsidiaries (collectively “Digirad” or the “Company”) delivers convenient, effective, and efficient healthcare solutions on an as needed, when needed, and where needed basis. Digirad’s diverse portfolio of mobile healthcare solutions and medical equipment and services, including diagnostic imaging and patient monitoring, provides hospitals, physician practices, and imaging centers throughout the United States access to technology and services necessary to provide exceptional patient care in the rapidly changing healthcare environment.
As of December 31, 2018, our business is organized into three reportable segments: Diagnostic Services, Mobile Healthcare, and Diagnostic Imaging. See Note 14. Segments, for more information relating to our segments. For discussion purposes, we categorized our Diagnostic Services and Mobile Healthcare reportable segments as “Services,” and our Diagnostic Imaging reportable segment as “Product and Product-Related.”
Note 2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The consolidated financial statements are prepared in conformity with United States generally accepted accounting principles (“GAAP”) and include the financial statements of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.
Discontinued Operations
On February 1, 2018, the Company completed the sale of its customer contracts relating to the Medical Device Sales and Service (“MDSS”) post-warranty service business to Philips North America LLC (“Philips”) pursuant to an Asset Purchase Agreement, dated as of December 22, 2017 for $8.0 million. For all periods presented in our consolidated statements of operations, all sales, costs, expenses, and income taxes attributable to MDSS, except as related to the impact of the decrease in the federal statutory tax rate (see Note 11. Income Taxes), have been aggregated under the caption “earnings from discontinued operations, net of income taxes.” Cash flows used in or provided by MDSS operations as part of discontinued operations and prior year results recasted to conform with the current presentation are disclosed in Note 3. Discontinued Operations. Unless otherwise noted, amounts and disclosures throughout these notes to consolidated financial statements relate to our continuing operations.
Sale of Telerhythmics, LLC
On October 31, 2018, the Company entered into a membership interest purchase agreement (the “Telerhythmics Purchase Agreement”) with G Medical Innovations USA, Inc. (“G Medical”), pursuant to which we sold all the outstanding membership interests in Telerhythmics to G Medical. The total consideration related to the Telerhythmics Purchase Agreement was $1.95 million in cash, which was paid at the closing on October 31, 2018. In connection with the transaction, the Company has agreed to make partial monthly rent payments aggregating $0.2 million through January 2021. The Telerhythmics Purchase Agreement includes customary representations, warranties, covenants and indemnification obligations of the parties, including a non-competition covenant by the Company. The gain on the sale of Telerhythmics, LLC was approximately $19 thousand and is included in other income in the statement of operations and comprehensive income.
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
Revenue Recognition
We adopted Accounting Standards Codification (“ASC”) Topic 606 effective January 1, 2018 using the modified retrospective method. We applied the practical expedient permitted under ASC Topic 606 to those contracts that were not completed as of the date of initial adoption. Results for reporting periods after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with legacy accounting guidance under ASC Topic 605. Our revenue recognition policies under ASC Topic 606 and Topic 605 are explained below.

Pursuant to ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when a customer obtains control of promised goods or services. The Company records the amount of revenue that reflects the consideration that it expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.
Under ASC 605, we recognized revenue for all of our reportable segments in accordance with the authoritative guidance for revenue recognition, when all of the following four criteria are met: (i) a contract or sales arrangement exists; (ii) products have been shipped and title has transferred or services have been rendered; (iii) the price of the products or services is fixed or determinable; and (iv) collectability is reasonably assured. The timing of revenue recognition is based upon factors such as passage of title and risk of loss, the need for installation, and customer acceptance. These factors are based on the specific terms of each contract or sales arrangement.
Services Revenue Recognition. We generate service revenue primarily from providing diagnostic imaging and cardiac monitoring services to our customers. Service revenue within our Diagnostic Imaging and Mobile Healthcare reportable segments is derived from providing our customers with contract diagnostic imaging services, which includes use of our imaging systems, qualified personnel, radiopharmaceuticals, licensing, logistics and related items required to perform testing in their own offices.  We bill customers either on a per-scan or fixed-payment methodology, depending upon the contract that is negotiated with the customer. Within our Mobile Healthcare segment, we also rent imaging systems to healthcare customers for use in their operations.  Rental revenues are structured as either a weekly or monthly payment arrangement, and are recognized in the month services are provided. Revenue related to provision of our services is recognized at the time services are performed.
Product and Product-Related Revenue Recognition. We generate revenue from product and product-related sales, primarily from the sale of gamma cameras.
Diagnostic Imaging product revenues are generated from the sale of internally developed solid-state gamma camera imaging systems and camera maintenance service contracts. Revenue for sales of imaging systems is generally recognized upon delivery of systems and acceptance by customers. We also provide installation services and training on cameras we sell, primarily in the United States. Installation and initial training is generally performed shortly after delivery and revenue related to the provision of these services is recognized at the time services are performed. Neither installation nor training is essential to the functionality of the product. Finally, we offer camera maintenance service contracts that are sold beyond the term of the initial warranty, generally one year from the date of purchase. Revenue from these contracts is deferred and recognized ratably over the period of the obligation.
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
Fair Value of Financial Instruments
The authoritative guidance for fair value measurements defines fair value for accounting purposes, establishes a framework for measuring fair value, and provides disclosure requirements regarding fair value measurements. The guidance defines fair value as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Our financial instruments primarily consist of cash equivalents, securities available-for-sale, accounts receivable, other current assets, restricted cash, accounts payable, and other current liabilities. The carrying amount of these financial instruments generally approximate fair value due to their short-term nature. Securities available-for-sale are recorded at fair value.
Cash and Cash Equivalents
We consider all investments with a maturity of three months or less when acquired to be cash equivalents.
Equity Securities
As of December 31, 2018, securities consist of investments in equity securities that are publicly traded. Investments that are strategic in nature, with the intent to hold the investment over a several year period, are classified as other assets (non-current). Effective January 1, 2018, equity securities, with certain exceptions, are measured at fair value and changes in fair value are recognized in net income. During the year ended December 31, 2018, the Company recognized expenses related to changes in fair value of $0.1 million in the statement of operations. During 2017, the Company recorded equity securities as available-for-sale and any change in fair value was recorded as part of other comprehensive income (loss). The Company recorded other than temporary impairment charges to earnings of $0.3 million in 2017.
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
Within Diagnostic Services, we record adjustments and credit memos that represent billing adjustments subsequent to the performance of service. As such, we also record a provision for billing adjustments, which are based on our historical experience rate and billing adjustments history. The provision for billing adjustments is charged against Diagnostic Services revenues.
The following table summarizes our allowance for doubtful accounts, billing adjustments, and contractual allowances as of and for the years ended December 31, 2018, and 2017 (in thousands):

	Allowance for Doubtful Accounts (1)	Reserve for Billing Adjustments (2)	Reserve for Contractual Allowances (2)
Balance at December 31, 2016	$531	$13	$515
Provision adjustment	453	133	19,307
Write-offs and recoveries, net	(431)	(137)	(19,375)
Balance at December 31, 2017	553	9	447
Provision adjustment	180	219	19,221
Write-offs and recoveries, net	(301)	(210)	(19,668)
Balance at December 31, 2018	$432	$18	$—

(1)	The provision was charged against general and administrative expenses.

(2)	The provision was charged against services revenue. Contractual allowance was written off due to sale of Telerhythmics.
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
The following table summarizes our reserves for excess and obsolete inventory as of and for the years ended December 31, 2018 and 2017 (in thousands):

Reserve for Excess and Obsolete Inventories (1)
Balance at December 31, 2016	$416
Provision adjustment	81
Write-offs and scrap	(44)
Balance at December 31, 2017	453
Provision adjustment	42
Write-offs and scrap (2)	(115)
Balance at December 31, 2018	$380

(1)	The provision was charged against Product and product-related cost of revenues.

(2)	Amount includes $90 thousand related to inventory sold during the year.
Long-Lived Assets including Finite Lived Purchased Intangible Assets
Long-lived assets consist of property and equipment and finite lived intangible assets. We record property and equipment at cost, and record other intangible assets based on their fair values at the date of acquisition. We calculate depreciation on property and equipment using the straight-line method over the estimated useful life of the assets, which range from 5 to 20 years for buildings and improvements, 3 to 10 years for machinery and equipment, 3 to 10 years for computer hardware and software, and the lower of the estimated useful life or remaining lease term for leasehold improvements. Charges related to amortization of assets recorded under capital leases are included within depreciation expense. We calculate amortization on other intangible assets using either the accelerated or the straight-line method over the estimated useful life of the assets, based on when we expect to receive cash inflows generated by the intangible assets. Estimated useful lives for intangibles range from 3 years to 15 years.
Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment losses were recorded on long-lived assets to be held and used during the years ended December 31, 2018 and 2017.
Valuation of Goodwill
We review goodwill for impairment on an annual basis during the fourth quarter, as well as when events or changes in circumstances indicate that the carrying value may not be recoverable. We begin the process by assessing qualitative factors in determining whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. After performing the aforementioned assessment and upon review of the results of such assessment, we may begin performing impairment analysis by quantitatively comparing the fair value of the reporting unit to the carrying value of the reporting unit, including goodwill. Impairment charge for goodwill is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value and such loss should not exceed the total goodwill allocated to the reporting unit.
The Company recorded an impairment charge of $2.6 million associated with the impairment assessment of the MDSS reporting unit during the year ended December 31, 2017. The Company also recorded impairment charges of $0.5 million and $0.2 million during the years ended December 31, 2018 and 2017, respectively, associated with the impairment assessment of the Telerhythmics reporting unit. See Note 7. Goodwill, for further information.
Self-Insured Health Insurance Benefits
Effective January 1, 2017, the Company provided healthcare benefits to its employees through a self-insured plan with “stop loss” coverage. The Company records a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date.  Our estimated reserve is based on historical experience and trends related to both health insurance claims and payments.  The ultimate cost of healthcare benefits will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims. As of December 31, 2018 and 2017, the reserve for estimated claims incurred and unpaid was $0.5 million and $1.0 million, respectively.
Restricted Cash
We maintain certain cash amounts restricted as to withdrawal or use. As of December 31, 2018 and 2017, restricted cash was $0.3 million, comprised of cash held for letters of credit for our real estate leases and certain minimum balance requirements on our banking arrangements.
Debt Issuance Costs
We incur debt issuance costs in connection with long-term debt financings. Debt issuance costs recorded in connection with our Comerica revolving credit facility are presented in other assets on the consolidated balance sheets and are amortized over the term of the revolving debt agreements using the straight-line method. Amortization of debt issuance costs are included in interest expense. As of December 31, 2018, we have $0.2 million of unamortized debt issuance costs.
Upon changes to our debt structure, we evaluate debt issuance costs in accordance with the Debt topic of the Codification. We adjust debt issuance costs as necessary based on the results of this evaluation, as discussed in Note 8. Debt.
Shipping and Handling Fees and Costs
We record all shipping and handling billings to customers as revenue earned for the goods provided. Shipping and handling costs are included in cost of revenues and totaled $0.8 million and $0.9 million for the years ended December 31, 2018 and 2017, respectively.
Share-Based Compensation
We account for share-based awards exchanged for employee services in accordance with the authoritative guidance for share-based compensation. Under this guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of forfeitures, over the requisite service period.

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
The activities related to our warranty reserve for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	Year Ended December 31,
	2018	2017
Balance at beginning of year	$204	$196
Charges to cost of revenues	279	351
Applied to liability	(286)	(343)
Balance at end of year	$197	$204
Advertising Costs
Advertising costs are expensed as incurred. Total advertising costs for each of the years ended December 31, 2018 and 2017 were $0.3 million and $0.3 million, respectively.
Basic and Diluted Net Income (Loss) Per Share
Basic earnings per share (“EPS”) is calculated by dividing net (loss) income by the weighted-average number of common shares and vested restricted stock units outstanding. Diluted EPS is computed by dividing net (loss) income by the weighted-average number of common shares and vested restricted stock units outstanding and the weighted-average number of dilutive common stock equivalents, including stock options and non-vested restricted stock units under the treasury stock method. Common stock equivalents are only included in the diluted earnings per share calculation when their effect is dilutive.
The following table sets forth the computation of basic and diluted net (loss) income per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017
Numerator:
Loss from continuing operations, net of tax	$(3,839)	$(35,036)
Income (loss) from discontinued operations, net of tax	4,575	(694)
Net income (loss)	$736	$(35,730)

Denominator:
Weighted average shares outstanding - basic	20,158	19,995
Dilutive potential common shares:
Stock options	—	—
Restricted stock units	—	—
Weighted average shares outstanding - diluted	20,158	19,995

Net income (loss) per common share - basic and diluted
Continuing operations	$(0.19)	$(1.75)
Discontinued operations	0.23	(0.04)
Net income (loss) per share - basic and diluted (1)	$0.04	$(1.79)
(1) Earnings per share may not add due to rounding.
Antidilutive common stock equivalents are excluded from the computation of diluted earnings per share. Stock options and restricted stock units are antidilutive when the assumed proceeds per share are greater than the average market price of the common shares. In addition, in periods where net losses are incurred, stock options and restricted stock units with assumed proceeds per share less than the average market price of the common shares become antidilutive as well. The following weighted-average outstanding common stock equivalents were not included in the calculation of diluted net income (loss) per share because their effect was antidilutive (in thousands):

	Year Ended December 31,
	2018	2017
Stock options	340	220
Restricted stock units	157	33
Total	497	253
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
The authoritative guidance for income taxes defines a recognition threshold and measurement attributes for financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. The guidance also provides direction on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under the guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We recognize interest and penalties related to uncertain tax positions as a component of the income tax provision.
Recently Adopted Accounting Standards
In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. We adopted ASU 2016-18 effective January 1, 2018 using the retrospective transition method, which resulted in an increase of $3.0 million in net cash flows used in financing activities that was previously reported for the year ended December 31, 2017.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amended the existing accounting standards for the accounting for financial instruments. The amendments require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income. We adopted ASU 2016-01 on January 1, 2018. As a result of the adoption, we recorded an increase to retained earnings of $17 thousand to recognize the unrealized gains previously recorded within accumulated other comprehensive income. Subsequent changes in the fair value of our marketable securities will be recorded to other expense, net. See Note 6. Fair Value Measurements, for further details.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes current revenue recognition guidance, including most industry-specific guidance. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. Under the modified retrospective method, the Company recognized the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application; however, we did not have any adjustments as of the date of the adoption. See Note 4. Revenue, for expanded revenue disclosures and updates to our revenue recognition policy.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. We early adopted ASU 2017-04 effective April 1, 2018 on a prospective basis in conjunction with the interim impairment test of goodwill performed during that quarter. See Note 7. Goodwill, for additional information on our interim goodwill impairment test performed.

New Accounting Standards To Be Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amended the existing accounting standards for the accounting for leases. Most significant among the changes in the standard is the recognition of right-of-use (“ROU”) assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which offers a transition option to entities adopting ASC 842. The Company will adopt ASC 842 beginning January 1, 2019, using the modified-retrospective method, which will result in a cumulative effect adjustment to accumulated deficit at the beginning of 2019, rather than adjustments to the comparative prior periods presented in the financial statements.
The Company is finalizing its implementation related to policies, processes, and internal controls to comply with the guidance. The Company estimates that the right-of-use assets and lease liabilities to be recorded on its consolidated balance sheet for its lease portfolio as of January 1, 2019, to be within the range of $3.5 million to $4.5 million, primarily relating to real estate and vehicle leases.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for us beginning January 1, 2020. ASU 2018-15 is required to be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the impact adopting this guidance will have on our financial statements.
Note 3. Discontinued Operations
On February 1, 2018, the Company completed the sale of its customer contracts relating to our MDSS post-warranty service business to Philips pursuant to an Asset Purchase Agreement, dated as of December 22, 2017 for $8.0 million. The total cash proceeds were adjusted for deferred revenue liabilities assigned to Philips at the closing date, as well as $0.5 million of proceeds held in escrow, subject to claims for breaches of general representation and warranties, which was recorded in other current assets at the date of sale. All claims have been settled as of December 31, 2018.
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
The Company deemed the disposition of our MDSS reportable segment in the first quarter of 2018 to represent a strategic shift that will have a major effect on our operations and financial results, in accordance with the provisions of FASB authoritative guidance on the presentation of financial statements, we have classified the results of our MDSS segment as discontinued operations in our consolidated statement of operations for all periods presented. Therefore, the related assets and liabilities associated with the discontinued operations as of December 31, 2017 were reclassified as held for sale in our consolidated balance sheet.
The Company has allocated a portion of interest expense to discontinued operations since the proceeds received from the sale were required to be used to pay down outstanding borrowings under our revolving credit facility with Comerica Bank, a Texas banking association (“Comerica”). The allocation was based on the ratio of proceeds received in the sale to total borrowings for the period. In addition, certain general and administrative costs related to corporate and shared service functions previously allocated to the MDSS reportable segment are not included in discontinued operations.

The following table summarizes the MDSS results for each period (in thousands):

	Year ended December 31,
	2018	2017
Total revenues	$789	$13,707
Total cost of revenues	555	6,501
Gross profit	234	7,206

Operating expenses:
Marketing and sales	85	2,905
General and administrative	163	774
Amortization of intangible assets	13	1,667
Gain on sale of discontinued operations	(6,161)	—
Goodwill impairment	—	2,580
Total operating expenses	(5,900)	7,926

Income (loss) from operations	6,134	(720)
Interest expense, net	(26)	(338)
Income (loss) from discontinued operations before income taxes	6,108	(1,058)
Income tax (expense) benefit	(1,533)	364
Net income (loss) from discontinued operations	$4,575	$(694)
The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company’s balance sheet (in thousands):

	December 31,
	2018	2017
Carrying amounts of assets included as part of discontinued operations
Intangible assets, net	$—	$637
Goodwill	—	1,098
Total assets classified as held for sale as part of discontinued operations	$—	$1,735

Carrying amounts of liabilities included as part of discontinued operations
Deferred revenue	$—	$835
Total liabilities classified as held for sale in the consolidated balance sheet	$—	$835
The following table presents supplemental cash flow information of discontinued operations (in thousands):

	December 31,
	2018	2017
Operating activities
Depreciation	$2	$34
Amortization of intangible assets	$13	$1,667
Gain on sale of discontinued operations	$(6,161)	$—
Share-based compensation	$—	$18

Investing activities
Proceeds from sale of discontinued operations	$6,844	$—
Note 4. Revenue
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
The majority of our contracts have a single performance obligation, as we provide a series of distinct services that are substantially the same and are transferred with the same pattern to the customer. For contracts with multiple performance obligations, we allocate the total transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. We use an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available.
Our products are generally not sold with a right of return and the Company does not provide significant credits or incentives, which may be variable consideration when estimating the amount of revenue to be recognized.
Disaggregation of Revenue
The following table presents our revenues disaggregated by major source (in thousands):

	Year Ended December 31, 2018
	Diagnostic Services	Diagnostic Imaging	Mobile Healthcare	Total
Major Goods/Service Lines
Mobile Imaging and Cardiac Monitoring	$48,694	$—	$32,865	$81,559
Camera Sales	—	4,914	—	4,914
Camera Support	—	6,951	—	6,951
Revenue from Contracts with Customers	48,694	11,865	32,865	93,424
Lease Income	562	118	10,076	10,756
Total Revenues	$49,256	$11,983	$42,941	$104,180

Timing of Revenue Recognition
Services and goods transferred over time	$45,862	$6,555	$42,477	$94,894
Services and goods transferred at a point in time	3,394	5,428	464	9,286
Total Revenues	$49,256	$11,983	$42,941	$104,180
Nature of Goods and Services
Mobile Imaging
Within our Diagnostic Services and Mobile Healthcare reportable segments, our sales are derived from providing services and materials to our customers, primarily physician practices and hospitals, that allow them to perform diagnostic imaging services at their site. We typically bundle our services in providing staffing, our imaging systems, licensing, radiopharmaceuticals, and supplies depending on our customers’ needs. Our contracts with customers are typically entered into annually and are billed on a fixed rate per-day or per-scan basis, depending on terms of the contract. For the majority of these contracts, the Company has the right to invoice the customer in an amount that directly corresponds with the value to the customer of the Company’s performance to date. The Company uses the practical expedient to recognize revenue corresponding with amounts we have the right to invoice for services performed.
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

Our sale of imaging systems includes a one-year warranty that we account for as an assurance-type warranty. The expected costs associated with our standard warranties and field service actions continue to be recognized as expense when cameras are sold. Maintenance service contracts sold beyond the term of our standard warranties are accounted for as a service-type warranty and revenue is deferred and recognized ratably over the period of the obligation.
Camera Support
Within our Diagnostic Imaging segment, camera support revenue is derived from the sale of separately-priced extended maintenance contracts to camera owners, training, and the sale of parts to customers that do not have an extended warranty. Our separately priced service contracts range from 12 to 48 months. Service contracts are usually billed at the beginning of the contract period or at periodic intervals (e.g., monthly or quarterly) and revenue is recognized ratably over the term of the agreement.
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
Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts that are refundable. We have determined our contracts do not include a significant financing component. The majority of our deferred revenue relates to payments received on camera support post-warranty service contracts, which are billed at the beginning of the annual contract period or at periodic intervals (e.g., monthly or quarterly).
Changes in the deferred revenues for the year ended December 31, 2018, is as follows (in thousands):

Balance at December 31, 2017	$2,375
Revenue recognized that was included in balance at beginning of the year	(1,380)
Deferred revenue, net, related to contracts entered into during the year	718
Balance at December 31, 2018	$1,713
Included in the balances above as of December 31, 2018 and 2017 is non-current deferred revenue of $26 thousand and $73 thousand, respectively.
The Company has elected to use the practical expedient under ASC 606 to exclude disclosures of unsatisfied remaining performance obligations for (i) contracts having an original expected length of one year or less or (ii) contracts for which the practical expedient has been applied to recognize revenue at the amount for which it has a right to invoice.
Contract Costs
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs mainly include the Company’s internal sales commissions; under the terms of these programs these are generally earned and the costs are recognized at the time the revenue is recognized.

Note 5. Supplementary Balance Sheet Information
The following tables show the Company’s consolidated balance sheet details as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Inventories:
Raw materials	$2,419	$2,331
Work-in-process	2,307	2,094
Finished goods	1,056	1,529
Total inventories	5,782	5,954
Less reserve for excess and obsolete inventories	(380)	(453)
Total inventories, net	$5,402	$5,501

	December 31, 2018	December 31, 2017
Property and equipment, net:
Land	$550	$1,170
Buildings and Leasehold improvements	1,989	2,946
Machinery and equipment	52,409	55,152
Computer hardware and software	4,490	4,615
Total property and equipment	59,438	63,883
Accumulated depreciation	(37,793)	(35,518)
Total property and equipment, net	$21,645	$28,365
Depreciation expense for the years ended December 31, 2018 and 2017 was $7.3 million and $7.9 million, respectively. In the third quarter of 2018, the Company completed the sale of buildings and a portion of land in its Fargo, North Dakota location with a net book value of $1.5 million, for net cash proceeds of approximately $1.0 million, resulting in a loss on sale of $0.5 million, which has been classified as a “Loss on sale of buildings” in the consolidated statement of operations.

	December 31, 2018
	Weighted-Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with finite useful lives:
Customer relationships	9.8	$8,453	$(4,751)	$3,702
Trademarks	6.0	3,055	(1,577)	1,478
Patents	15.0	141	(136)	5
Covenants not to compete	5.0	181	(138)	43
Total intangible assets, net		$11,830	$(6,602)	$5,228

	December 31, 2017
	Weighted-Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with finite useful lives:
Customer relationships	9.6	$10,363	$(4,976)	$5,387
Trademarks	6.4	3,654	(1,314)	2,340
Distribution Agreement	3.3	2,165	(2,165)	—
Patents	15.0	141	(134)	7
Covenants not to compete	5.0	251	(155)	96
Total intangible assets, net		$16,574	$(8,744)	$7,830
Amortization expense for intangible assets, net for the year ended December 31, 2018 and 2017 was $1.4 million, and $1.5 million respectively. Estimated amortization expense for intangible assets for 2019 is $1.1 million, for 2020 is $1.1 million, for 2021 is $1.0 million, for 2022 is $0.5 million, for 2023 is $0.5 million, and thereafter is $1.0 million.

	December 31, 2018	December 31, 2017
Other current liabilities:
Professional fees	$358	$506
Sales and property taxes payable	324	404
Current portion of capital lease obligation	786	796
Facilities and related costs	259	153
Outside services and consulting	135	146
Payable to former DMS Health stockholders	—	170
Other accrued liabilities	403	740
Total other current liabilities	$2,265	$2,915
Note 6. Fair Value Measurements
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

As required by the authoritative guidance for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy our assets that were recorded at fair value (in thousands):

	At Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$153	$6	$—	$159

	At Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$97	$111	$—	$208
The investment in equity securities consists of common stock of publicly traded companies. The level 2 securities are included in other assets on the Company’s consolidated balance sheet. The fair value of these securities is based on the closing prices observed on December 31, 2018. During the year ended December 31, 2018 the Company recorded in the statement of operations unrealized gains of $43 thousand and unrealized losses of $105 thousand.
We did not reclassify any investments between levels in the fair value hierarchy during the year ended December 31, 2018.
The fair values of the Company’s revolving credit facility approximate carrying value due to the variable rate nature of these borrowings.

Note 7. Goodwill
The value of our goodwill has historically been derived from the acquisition of MD Office Solutions (“MD Office”) in 2015, Telerhythmics, LLC (“Telerhythmics”) in 2014, and substantially all of the assets of Ultrascan, Inc. (“Ultrascan”) in 2007. As of December 31, 2018, Digirad Imaging Solutions is the only reporting unit that carried a goodwill balance.
Changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017, by reportable segment, are as follows (in thousands):

	Diagnostic Services	Medical Device Sales and Service	Total
Balance at December 31, 2016	$2,559	$3,678	$6,237
Impairment of DMS Health	—	(2,580)	(2,580)
Impairment of Telerhythmics	(166)	—	(166)
Balance at December 31, 2017	$2,393	$1,098	$3,491
Derecognition of DMS Health (1)	—	(1,098)	(1,098)
Impairment of Telerhythmics	(476)	—	(476)
Derecognition of Telerhythmics (2)	(172)	—	(172)
Balance at December 31, 2018	$1,745	$—	$1,745

(1)
On February 1, 2018, the Company’s MDSS reportable segment ceased to exist as the Company sold its MDSS customer contracts related to the post-warranty service business. As a result, the MDSS reportable segment is reported as discontinued operations in these consolidated financial statements and related notes thereto.

(2)
On October 31, 2018, the Company entered into a membership interest purchase agreement (the “Telerhythmics Purchase Agreement”) with G Medical Innovations USA, Inc. (“G Medical”), pursuant to which we sold all the outstanding membership interests in Telerhythmics to G Medical.

Estimating the fair value of the reporting units requires the use of estimates and significant judgments regarding future cash flows that are based on a number of factors including actual operating results, forecasted billings, revenue, and spend targets, discount rate assumptions, and long-term growth rate assumptions. These estimates and judgments could adversely change in future periods and we cannot provide absolute assurance that all of the targets will be achieved, which could lead to future impairment charges.
Note 8. Debt
A summary of long-term debt is as follows (dollars in thousands):

	December 31, 2018		December 31, 2017
	Amount	Interest Rate	Amount	Interest Rate
Revolving Credit Facility	$9,500	4.87%	$19,500	3.90%
On June 21, 2017, the Company entered into a Revolving Credit Agreement with Comerica, as amended from time to time (the”Comerica Credit Agreement”). The Comerica Credit Agreement provides for a five-year revolving credit facility with a maximum credit amount of $20.0 million (reduced from $25.0 million) maturing in June 2022, upon which a balloon payment on the balance is due. Under the Comerica Credit Facility, the Company can request the issuance of letters of credit in an aggregate amount not to exceed $1.0 million at any one time.
In connection with the sale of our post-warranty service customer contracts to Philips, the Company entered into Amendment No. 1 to the Comerica Credit Agreement, dated January 30, 2018 (the “First Amendment”). The First Amendment, among other things, (a) reduced the revolving credit commitment from $25.0 million to $20.0 million and (b) modified the definitions of “Adjusted EBITDA,” “FCCR Capital Expenditures,” and “Revolving Credit Commitment” as used under the Comerica Credit Agreement.
On November 1, 2018, the Company entered into the Amendment No. 2 to the Comerica Credit Agreement (the “Second Amendment”). The Second Amendment, among other things, (a) modified the definition of “Fixed Charge Coverage Ratio” to change how the Fixed Charge Coverage Ratio is calculated, (b) modified the definition of “FCCR Capital Expenditure” to reduce a threshold amount and (c) modified the definitions of “Permitted Acquisition” and “Permitted Investments.”
As of December 31, 2018, the Company had $0.2 million of letters of credit outstanding and had additional borrowing capacity under the Comerica Credit Agreement of $10.3 million.

In connection with the Amendment No. 1, the Company recognized a $43 thousand loss on extinguishment due to the write off of unamortized deferred financing costs associated with the original Comerica Credit Agreement. In the year ended December 31, 2017, the Company used a portion of the financing made available under the Comerica Credit Agreement to repay and terminate the previous credit agreement with Wells Fargo Bank. The Company recognized a $0.7 million loss on extinguishment due to the write off of unamortized deferred financing costs associated with the previous credit facility.
At the Company’s option, the Comerica Credit Facility will bear interest at either (i) the LIBOR Rate, as defined in the Comerica Credit Agreement, plus a margin of 2.35%; or (ii) the PRR-based Rate, plus a margin of 0.5%. As further defined in the Comerica Credit Agreement, the “PRR-based Rate” means the greatest of (a) the Prime Rate in effect on such day (as defined in the Comerica Credit Agreement) plus 0.5%, or (b) the daily adjusting LIBOR Rate plus 2.50%. In addition to interest on outstanding borrowings under the Comerica Credit Facility, the revolving credit note bears an unused line fee of 0.25%, which is presented as interest expense.
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
At December 31, 2018, the Company was in compliance with all covenants.
Note 9. Commitments and Contingencies
Litigation Matters
In May 2016, Shaun Smith (“Smith”), a former employee of Digirad Imaging Solutions and MD Office Solutions, filed a lawsuit against Digirad Corporation, Digirad Imaging Solutions, Inc., and certain current and former officers of these companies, on behalf of himself and class members (collectively, the “Class Members”) in Alameda County Superior Court. In October 2016, Smith filed a First Amended Complaint adding MD Office Solutions as a named defendant. Digirad Corporation, Digirad Imaging Solutions, Inc., and certain current and former officers of these companies and MD Office Solutions are collectively referred to as the “Defendants.” In March 2017, Smith filed a Second Amended Complaint adding David Dolan (“Dolan”) and Robert Erskine (“Erskine”) as named plaintiffs. Smith, Dolan, and Erskine are collectively referred to as the “Plaintiffs.”
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

Leases
We currently lease facilities and certain automotive equipment under non-cancelable operating leases expiring through July 2023. Rent expense is recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured as determined at lease inception. The difference between rent expense and rent paid is recorded as deferred rent and is included in other current and long-term liabilities. Rent expense was approximately $4.5 million and $4.2 million for the years ended December 31, 2018 and 2017, respectively.
As of December 31, 2018, we financed certain information technology and medical equipment and vehicles under capital leases. These obligations are secured by the specific equipment financed under each lease and will be repaid monthly over the remaining lease terms through January 2023.
We are committed to making future cash payments on non-cancelable operating leases and capital leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and capital leases having initial or remaining lease terms in excess of one year as of December 31, 2018 are as follows (in thousands):

	Operating Leases	Capital Leases
2019	$2,147	$899
2020	1,245	804
2021	881	778
2022	582	219
2023	343	27
Thereafter	—	—
Total future minimum lease payments	$5,198	2,727
Less amounts representing interest		222
Present value of obligations		2,505
Less: current capital lease obligations		786
Total long-term capital lease obligations		$1,719
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
Note 10. Share-Based Compensation
At December 31, 2018, we have two active equity incentive plans, the 2011 Inducement Stock Incentive Plan (the “2011 Plan”), and the 2018 Incentive Plan (the “2018” Plan and together with the 2011 Plan, “the Plans”), under which stock options, restricted stock units, and other stock-based awards may be granted to employees and non-employees, including members of our Board of Directors. Terms of any equity instruments granted under the Plans are approved by the Board of Directors. Stock options typically vest over the requisite service period of one to four years and have a contractual term of seven to ten years. Restricted stock units generally vest over one to four years. Under the Plans, we are authorized to issue an aggregate of 1,850,000 shares of common stock. As of December 31, 2018, the Plans had 2,066,965 shares available for future issuance. The number of shares reserved for issuance under the 2018 Plan is subject to increase by (i) the number of shares of common stock that remained available for grant under the 2014 Equity Incentive Award Plan (the “2014 Plan”) as of the effective date of the 2018 Plan, plus (ii) any shares of common stock under the 2014 Plan that are forfeited, expire, or are canceled. As of December 31, 2018, the number of shares provided for issuance under the 2018 Plan due to unissued, forfeited, expired, and canceled shares under the 2014 Plan was 359,272 shares.

Stock Options
The estimated fair value of our stock options is determined using the Black-Scholes model. All stock options were granted with an exercise price equal to the fair value of the common stock on the grant date. There were no employee stock options granted during the years ended December 31, 2018 and 2017.
A summary of our stock option award activity as of and for the year ended December 31, 2018 is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options exercisable at December 31, 2017	824	$2.84
Options outstanding at December 31, 2017	902	$3.03
Options granted	—	$—
Options forfeited	(17)	$5.12
Options expired	(290)	$2.68
Options exercised	(37)	$0.70
Options outstanding at December 31, 2018	558	$3.31	2.7	$—
Options exercisable at December 31, 2018	523	$3.18	2.4	$—
At December 31, 2018, total unrecognized compensation cost related to unvested stock options was $25 thousand, which is expected to be recognized over a weighted-average period of 1.1 years.
Upon exercise, we issue new shares of common stock. Cash received from stock option exercises was $26 thousand and $5 thousand during the years ended December 31, 2018 and 2017, respectively. The total intrinsic value of stock options exercised was $36 thousand and $12 thousand during the years ended December 31, 2018 and 2017, respectively.
Restricted Stock Units
Under guidance for share-based payments, the fair value of our restricted stock awards is based on the grant date fair value of our common stock. All restricted stock units were granted with no purchase price. Vesting of the restricted stock awards is subject to service conditions, as well as the attainment of additional performance objectives for certain of the awards. The weighted-average grant date fair value of the restricted stock units was $1.92 and $4.77 per share during the years ended December 31, 2018 and 2017, respectively.
A summary of our restricted stock unit activity as of and for the year ended December 31, 2018 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested restricted stock units outstanding at December 31, 2017	341	$4.73
Granted	498	$1.92
Forfeited	(285)	$2.66
Vested	(187)	$4.03
Non-vested restricted stock units outstanding at December 31, 2018	367	$2.88
The following table summarizes information about restricted stock units that vested during the years ended December 31, 2018 and 2017 based on service conditions (in thousands):

	Year Ended December 31,
	2018	2017
Fair value on vesting date of vested restricted stock units	$364	$798
At December 31, 2018, total unrecognized compensation cost related to non-vested restricted stock units was $0.7 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Allocation of Share-Based Compensation Expense
Total share-based compensation expense related to all of our share-based units for the years ended December 31, 2018 and 2017 was allocated as follows (in thousands):

	Year Ended December 31,
	2018	2017
Cost of revenues:
Services	$34	$40
Product and product-related	16	19
Marketing and sales	101	157
General and administrative	483	636
Total share-based compensation expense	$634	$852
Note 11. Income Taxes
Significant components of the provision (benefit) for income taxes from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2018	2017
Current provision:
Federal	$—	$—
State	80	30
Foreign	45	63
Total current provision	125	93
Deferred (benefit) provision:
Federal	(1,398)	26,737
State	(288)	1,157
Foreign	—	—
Total deferred (benefit) provision	(1,686)	27,894
Total income tax (benefit) provision	$(1,561)	$27,987
Intraperiod allocation rules require us to allocate our provision for income taxes between continuing operations and other categories or comprehensive income such as discontinued operations. As described in Note 3. Discontinued Operations, the results of our MDSS reportable segment have been reported as discontinued operations for the current and prior year. As a result of the intraperiod allocation rules, for the year ended December 31, 2018, the Company recorded a tax expense of $1.5 million. For the year ended December 31, 2017, the Company recorded a benefit of $0.4 million (see Note 3. Discontinued Operations).

Differences between the provision (benefit) for income taxes and income taxes at the statutory federal income tax rate for continuing operations are as follows:

	Year Ended December 31,
	2018	2017
Income tax expense (benefit) at statutory federal rate	21.0%	34.0%
State income tax expense, net of federal benefit	1.7%	2.6%
Permanent differences and other	(4.6)%	—%
Goodwill	—%	(9.5)%
Withholding costs	(0.8)%	(0.9)%
Tax credit	(0.1)%	—%
Impact of 2017 Tax Act	—%	(165.0)%
Change in effective federal and state tax rates	(2.0)%	0.4%
Expiration of net operating loss and tax credit carryovers	—%	(0.1)%
Stock compensation expense	(2.4)%	(1.1)%
Reserve for uncertain tax positions and other reserves	—%	0.7%
Change in valuation allowance	16.1%	(258.0)%
Provision (benefit) for income taxes	28.9%	(396.9)%
Our net deferred tax assets consisted of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$22,043	$23,451
Research and development and other credits	72	44
Reserves	336	567
Intangibles	—	—
Other, net	1,013	1,232
Total deferred tax assets	23,464	25,294
Deferred tax liabilities:
Fixed assets and other	(2,588)	(3,489)
Intangibles	(756)	(891)
Total deferred tax liabilities	(3,344)	(4,380)
Valuation allowance for deferred tax assets	(20,241)	(21,168)
Net deferred tax liabilities	$(121)	$(254)
The Company recognizes federal and state deferred tax assets or liabilities based on the Company’s estimate of future tax effects attributable to temporary differences and carryovers. The Company records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. As of December 31, 2017, as a result of a three-year cumulative loss and recent events, such as the unanticipated termination of the Philips distribution agreement and its effect on our near term forecasted income, we concluded that a full valuation allowance was necessary to offset our deferred tax assets. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. The Company continues to be in a cumulative pretax loss for the three year period ended December 31, 2018. Accordingly, the full valuation allowance was maintained for the year ended December 31, 2018. The Company’s valuation allowance balance at December 31, 2018 is $20.2 million, offsetting the Company’s deferred tax assets. The Company will continue to evaluate its deferred tax balances to determine any assets that are more likely than not to be realized.
As of December 31, 2018, we had federal and state income tax net operating loss carryforwards of $83.7 million and $26.7 million, respectively. Pre-2018 federal loss carryforwards will begin to expire in 2019 unless previously utilized. State loss carryforwards of approximately $0.2 million expired in 2018, and approximately $30 thousand is set to expire in 2019, unless previously utilized. We also have federal and California research and other credit carryforwards of approximately $1.5 million and $2.1 million, respectively, as of December 31, 2018. The federal credits will begin to expire in 2019. The California research credits have no expiration. Pursuant to Internal Revenue Code Sections 382 and 383, use of our net operating loss and credit carryforwards may be limited because of a cumulative change in ownership greater than 50%. As of December 31, 2018, Digirad Corporation has not experienced a change in ownership greater than 50%; however, some of the tax attributes acquired with the DMS Health businesses are subject to such limitations due to ownership changes of greater than 50% that may have occurred or which may occur in the future. A valuation allowance has been recognized to offset the deferred tax assets, as realization of such assets has not met the “more likely than not” threshold required under the authoritative guidance of accounting for income taxes.
The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	December 31,
	2018	2017
Balance at beginning of year	$3,936	$4,134
Expiration of the statute of limitations for the assessment of taxes	(326)	(198)
Balance at end of year	$3,610	$3,936
Included in the unrecognized tax benefits of $3.6 million at December 31, 2018 was $3.2 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.
We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2014; however, our net operating loss carryforwards and research credit carryforwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The accrued interest as of December 31, 2018 and 2017, and interest and penalties recognized during the years ended December 31, 2018 and 2017 were of insignificant amounts.
Tax Cuts and Jobs Act
The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Cuts and Jobs Act (the “Tax Act”) in 2017 and throughout 2018. At December 31, 2017, the Company had not completed its accounting for all of the enactment-date income tax effects of the Tax Act under ASC 740, Income Taxes, related to the recognition of the provisional tax impacts related to its Internal Revenue Code Section 162(m) limitations and the potential impact on its equity compensation deferred tax assets. At December 31, 2018, the Company has now completed its accounting for all of the enactment-date income tax effects of the Tax Act and no net tax adjustments were made to the provisional amounts recorded at December 31, 2017.
Note 12. Employee Retirement Plan
We have a 401(k) retirement plan under which employees may contribute up to 100% of their annual salary, within IRS limits. The Company contributions to the retirement plans totaled $0.3 million and $0.4 million for the years ended December 31, 2018 and 2017, respectively.
Note 13. Related Party Transactions
Mr. John Climaco currently serves as a Director of the Company and a member of the Corporate Governance and Strategic Advisory committees of the Board. Until July 11, 2017, Mr. Climaco also served as a Director of Perma-Fix Environmental Services, Inc. (NASDAQ: PESI). Further, from June 2, 2015 until July 11, 2017, Mr. Climaco served as the Executive Vice President of Perma-Fix Medical S.A., a majority-owned Polish subsidiary of Perma-Fix Environmental Services, Inc. On July 27, 2015, we entered into a Stock Subscription Agreement (the “Subscription Agreement”) and Tc-99m Supplier Agreement (the “Supply Agreement”) with Perma-Fix Medical. Under the terms of the Subscription Agreement, we invested $1.0 million USD in exchange for 71,429 shares of Perma-Fix Medical. Pursuant to the Supply Agreement, should Perma-Fix Medical successfully complete development of the new Tc-99m resin, Perma-Fix Medical will supply us or our preferred nuclear pharmacy supplier with Tc-99m at a preferred rate and we will purchase agreed upon quantities of such Tc-99m for our nuclear imaging operations, either directly or in conjunction with our preferred nuclear pharmacy supplier. In addition, in connection with the Subscription Agreement, the Company’s President and CEO was appointed to the Supervisory Board of Perma-Fix Medical.
Jeffrey E. Eberwein, the Chairman of our board of directors and the Chairman of the board of directors of ATRM, owns approximately 17.4% of the outstanding common stock of ATRM. Mr. Eberwein is also the Chief Executive Officer of Lone Star Value Management, LLC, which is the investment manager of Lone Star Value Investors, LP (“LSVI”). LSVI owns 222,577 shares of ATRM’s 10.00% Series B Cumulative Preferred Stock (the “Series B Stock”) and another 374,562 shares of Series B Stock are owned directly by Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”). Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of the securities owned by LSVI and LSV Co-Invest I. Mr. Eberwein disclaims beneficial ownership of Series B Stock, except to the extent of his pecuniary interest therein.

On December 14, 2018, Digirad and ATRM, entered into a joint venture and formed Star Procurement, LLC (“Star Procurement”), with Digirad and ATRM each holding a 50% interest. The purpose of the joint venture is to provide the service of purchasing and selling building materials and related goods to KBS Builders, Inc., a wholly-owned subsidiary of ATRM with which Star Procurement entered into a Services Agreement on January 2, 2019. In accordance with the terms of the Star Procurement Limited Liability Company Agreement, Digirad made a $1.0 million capital contribution to the joint venture, which was made in January 2019.
On December 14, 2018, the Company received an unsecured promissory note from ATRM in the principal amount of $0.3 million (the “ATRM Note”) in exchange for a loan to ATRM in the same amount. The ATRM Note bears interest at 10.0% per annum for the first 12 months of its term, and at 12.0% per annum for the remaining 12 months. All unpaid principal and interest is due on December 14, 2020. ATRM may prepay the note at any time after a specified amount of advance notice to the Company. The ATRM Note provides for customary events of default, the occurrence of any of which may result in the principal and unpaid interest then outstanding becoming immediately due and payable.
Note 14. Segments
As of December 31, 2018, our business is organized into three reportable segments:
1.Diagnostic Services
2.Diagnostic Imaging
3.Mobile Healthcare
For discussion purposes, we categorized our Diagnostic Services and Mobile Healthcare reportable segments as “Services,” and our Diagnostic Imaging reportable segment as “Product and Product-Related.”
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
We evaluate performance based on the gross profit and operating income (loss) excluding litigation reserve expense, goodwill impairment, and transaction and integration costs. The Company does not identify or allocate its assets by operating segments. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or making decisions in the allocation of resources. Our operating costs included in our shared service functions, which primarily consist of senior executive officers, finance, human resources, legal, and information technology, are allocated to our segments. During the first quarter of 2018, we have classified the results of our MDSS segment as discontinued operations in our consolidated statement of operations for all periods presented. Accordingly, segment results have been recast for all periods presented to reflect MDSS as discontinued operations. As costs of shared service functions previously allocated to MDSS are not allocable to discontinued operations, prior period corporate costs have been reallocated amongst the continuing reportable segments.

Segment information for the years ended December 31, 2018 and 2017 is as follows (in thousands):

	Year ended December 31,
	2018	2017
Revenue by segment:
Diagnostic Services	$49,256	$49,016
Diagnostic Imaging	11,983	12,081
Mobile Healthcare	42,941	43,535
Consolidated revenue	$104,180	$104,632
Gross profit by segment:
Diagnostic Services	$9,447	$9,942
Diagnostic Imaging	5,142	5,036
Mobile Healthcare	3,682	6,218
Consolidated gross profit	$18,271	$21,196
Income (loss) from operations by segment:
Diagnostic Services	$732	$(134)
Diagnostic Imaging	(304)	(1,097)
Mobile Healthcare	(3,990)	(2,563)
Segment loss from operations	$(3,562)	$(3,794)
Loss on sale of buildings (1)	(507)	—
Goodwill impairment (2)	(476)	(166)
Litigation reserve (3)	—	(1,339)
Consolidated loss from operations	$(4,545)	$(5,299)
(1) Reflects loss on sale of land and buildings in our Fargo, North Dakota location. See Note 5. Supplementary Balance Sheet Information, for further information
(2) See Note 7. Goodwill, for further information.
(3) See Note 9. Commitments and Contingencies, for further information.
Geographic Information. The Company’s sales to customers located outside the United States for the years ended December 31, 2018 and 2017 was $1.2 million and $1.0 million, respectively. All of our long-lived assets are located in the United States.

Note 15. Quarterly Financial Information (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2018 and 2017 are as follows (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2018
Revenues	$25,465	$27,080	$25,707	$25,928
Gross profit	$4,607	$5,567	$4,358	$3,739
Loss from operations	$(1,609)	$(248)	$(1,290)	$(1,398)
Loss from continuing operations	$(1,388)	$(350)	$(1,187)	$(914)
Income (loss) from discontinued operations	$5,494	$—	$(239)	$(680)
Net income (loss) (2)	$4,106	$(350)	$(1,426)	$(1,594)
Net income (loss) per share — basic and diluted:
Net loss from continuing operations (1)	$(0.07)	$(0.02)	$(0.06)	$(0.05)
Net income (loss) from discontinued operations (1)	$0.27	$—	$(0.01)	$(0.03)
Net income (loss) per share — basic and diluted (1)	$0.20	$(0.02)	$(0.07)	$(0.08)

Fiscal 2017
Revenues	$25,840	$26,685	$25,795	$26,312
Gross profit	$5,602	$5,688	$5,370	$4,536
Loss from operations	$(1,451)	$(1,998)	$(105)	$(1,745)
Loss from continuing operations	$(2,251)	$(2,846)	$(7,334)	$(22,605)
Income (loss) from discontinued operations	$175	$74	$(1,565)	$622
Net loss (3)	$(2,076)	$(2,772)	$(8,899)	$(21,983)
Net income (loss) per share — basic and diluted:
Net loss from continuing operations (1)	$(0.11)	$(0.14)	$(0.37)	$(1.13)
Net income (loss) from discontinued operations (1)	$0.01	$—	$(0.08)	$0.03
Net loss per share — basic and diluted (1)	$(0.10)	$(0.14)	$(0.44)	$(1.10)

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

(2)
In the third quarter of 2018, the Company completed the sale of buildings and a portion of land in its Fargo, North Dakota location with a net book value of $1.5 million, for net cash proceeds of approximately $1.0 million, resulting in a loss on sale of $0.5 million, which has been classified as a “Loss on sale of buildings” in the consolidated statement of operations.

(3)
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

Note 16. Subsequent Events
On January 8, 2019, we received a deficiency letter from the Nasdaq Listing Qualifications Department notifying us that, for the prior thirty consecutive business days, the closing bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rules, we have been given 180 calendar days, or until July 8, 2019 to regain compliance with the Minimum Bid Price Requirement. If we do not regain compliance by July 8, 2019, we may transfer from The Nasdaq Global Market to The Nasdaq Capital Market and may be eligible for an additional compliance period of 180 days. To qualify for the additional compliance period, we will have to: (i) submit a transfer application and related application fees; (ii) meet the continued listing requirement for market value of publicly held shares and all other initial listing standards of The Nasdaq Capital Market (except for the bid price requirement); and (iii) provide written notice to Nasdaq of our intention to cure the deficiency during the additional 180-day compliance period by effecting a reverse stock split if necessary. If we do not qualify for an additional compliance period, or should we determine not to submit a transfer application or make the required representation, or if Nasdaq concludes that we will not be able to cure the deficiency, Nasdaq will provide written notice to us that our common stock will be subject to delisting.

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
As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.
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
(2) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
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

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11,12, 13, and 14) is being incorporated by reference to the applicable information in our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018 in connection with our Annual Meeting of Stockholders to be held in 2019.
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

ITEM 11.	EXECUTIVE COMPENSATION
See Item 10.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See Item 10.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDENPENDENCE
See Item 10.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
See Item 10.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:

1.	Financial Statements
The financial statements of Digirad Corporation listed below are set forth in Item 8 of this report for the year ended December 31, 2018:

–	Report of Independent Registered Public Accounting Firm

–	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2018 and 2017

–	Consolidated Balance Sheets at December 31, 2018 and 2017

–	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

–	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2017

–	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3.    Exhibits required by Item 601 of Regulation S-K
The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index below.

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

2.8
Asset Purchase Agreement by and between DMS Health Technologies, Inc., as Seller, and Philips North America LLC, as Buyer dated as of December 22, 2017 (incorporated by reference to Exhibit 2.8 to the Company’s Annual Report on Form 10-K filed with the Commission on February 28, 2018). Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementary copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.

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

3.4
Certificate of Amendment of the Restated Certificate of Incorporation of Digirad Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2018).

3.5
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

Exhibit Number	Description
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

10.12#
Employment Agreement, dated as of May 1, 2007, as amended on September 30, 2010, by and between the Company and Matthew G. Molchan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2013).

10.13#
Severance Agreement, dated December 31, 2010, by and between the Company and Virgil Lott (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 3, 2011).

10.14#	Form of 2011 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2011).

10.15#	Form of 2011 Inducement Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2011).

Exhibit Number	Description
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

10.25#	Digirad Corporation 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on May 5, 2018).

10.26#
Form of 2018 Incentive Plan Restricted Stock Unit Agreement. (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 filed with the Commission on November 6, 2018).

10.27#
Form of 2018 Incentive Plan Restricted Stock Unit Agreement (Performance Based) (incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 filed with the Commission on November 6, 2018).

10.28
Amendment No. 2 To Revolving Credit Agreement, dated November 1, 2018 by and between Digirad Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 5, 2018).

10.29#
Employment Agreement, by and between Digirad Corporation and David Noble, dated October 31, 2018 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 5, 2018).

10.30#
Indemnification Agreement, by and between Digirad Corporation and David Noble, dated October 25, 2018 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 5, 2018).

10.31*	Limited Liability Company Agreement for Star Procurement, LLC, dated December 14, 2018, by and among Star Procurement LLC, Digirad Corporation and ATRM Holdings, Inc.

21.1*	Subsidiaries of Digirad Corporation

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page of this Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*+	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

†	Digirad Corporation has been granted confidential treatment with respect to certain portions of this exhibit (indicated by asterisks), which have been filed separately with the Commission.

#	Indicates management contract or compensatory plan.

*	Filed herewith.

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

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGIRAD CORPORATION

Dated:	March 1, 2019	By:	/S/ MATTHEW G. MOLCHAN
		Name:	Matthew G. Molchan
		Title:	President and Chief Executive Officer (Principal Executive Officer)
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew G. Molchan and David Noble, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ MATTHEW G. MOLCHAN	Director, President, and Chief Executive Officer	March 1, 2019
Matthew G. Molchan	(Principal Executive Officer)
/S/ DAVID NOBLE	Interim Chief Financial Officer and Chief Operating Officer	March 1, 2019
David Noble	(Principal Financial and Accounting Officer)
/S/ JEFFREY E. EBERWEIN	Director	March 1, 2019
Jeffrey E. Eberwein	(Chairman of the Board of Directors)
/S/ JOHN M. CLIMACO	Director	March 1, 2019
John M. Climaco
/S/ MITCH QUAIN	Director	March 1, 2019
Mitch Quain
/S/ MICHAEL A. CUNNION	Director	March 1, 2019
Michael A. Cunnion
/S/ JOHN W. SAYWARD	Director	March 1, 2019
John W. Sayward
/S/ DIMITRIOS J. ANGELIS	Director	March 1, 2019
Dimitrios J. Angelis