Form 10-Q
period 2019-03-31
DIGIRAD CORP
filed 2019-05-08
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-35947
Digirad Corporation
(Exact name of registrant as specified in its charter)

Delaware	33-0145723
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1048 Industrial Court, Suwanee, GA	30024
(Address of Principal Executive Offices)	(Zip Code)
(858) 726-1600
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DRAD	NASDAQ Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒
As of April 29, 2019 the registrant had 20,309,908 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION

Important Information Regarding Forward-Looking Statements
Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations, and projections regarding our business strategies, market potential, future financial performance, industry, and other matters. This includes, in particular, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, as well as other portions of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause our actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. The most significant of these risks, uncertainties, and other factors are described in “Item 1A — Risk Factors” of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission on March 1, 2019. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except for per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Services	$21,389	$22,623
Product and product-related	2,523	2,842
Total revenues	23,912	25,465

Cost of revenues:
Services	18,194	19,261
Product and product-related	1,737	1,597
Total cost of revenues	19,931	20,858

Gross profit	3,981	4,607

Operating expenses:
Marketing and sales	1,143	1,467
General and administrative	3,690	4,392
Amortization of intangible assets	283	357
Total operating expenses	5,116	6,216

Loss from operations	(1,135)	(1,609)

Other expense:
Other expense, net	(198)	(17)
Interest expense, net	(181)	(217)
Loss on extinguishment of debt	(151)	—
Total other expense	(530)	(234)

Loss before income taxes	(1,665)	(1,843)
Income tax benefit	8	455
Net loss from continuing operations	(1,657)	(1,388)
Net income from discontinued operations	—	5,494
Net (loss) income	$(1,657)	$4,106

Net (loss) income per share—basic and diluted
Continuing operations	$(0.08)	$(0.07)
Discontinued operations	—	0.27
Net (loss) income per share—basic and diluted	$(0.08)	$0.20

Dividends declared per common share	$—	$0.055

Net (loss) income	$(1,657)	$4,106
Other comprehensive (loss) income:
Reclassification of tax provision impact	22	—
Reclassification of unrealized gains on equity securities to retained earnings	—	(17)
Total other comprehensive income (loss)	22	(17)
Comprehensive (loss) income	$(1,635)	$4,089
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$797	$1,545
Equity securities	17	153
Accounts receivable, net	13,361	12,642
Inventories, net	5,483	5,402
Restricted cash	168	167
Other current assets	1,522	1,285
Total current assets	21,348	21,194
Property and equipment, net	20,575	21,645
Operating lease right-of-use assets, net	3,681	—
Intangible assets, net	4,944	5,228
Goodwill	1,745	1,745
Restricted cash	101	101
Deferred tax assets	16	—
Other assets	2,183	681
Total assets	$54,593	$50,594

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,808	$5,206
Accrued compensation	3,246	3,862
Accrued warranty	230	197
Deferred revenue	1,414	1,687
Operating lease liabilities	1,251	—
Other current liabilities	2,474	2,265
Total current liabilities	13,423	13,217
Long-term debt	12,517	9,500
Deferred tax liabilities	121	121
Operating lease liabilities, net of current portion	2,564	—
Other liabilities	1,715	1,956
Total liabilities	30,340	24,794

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 80,000,000 shares authorized; 20,309,908 and 20,249,786 shares issued and outstanding (net of treasury shares) at March 31, 2019 and December 31, 2018, respectively	2	2
Treasury stock, at cost; 2,588,484 shares at March 31, 2019 and December 31, 2018	(5,728)	(5,728)
Additional paid-in capital	145,516	145,428
Accumulated other comprehensive loss	—	(22)
Accumulated deficit	(115,537)	(113,880)
Total stockholders’ equity	24,253	25,800
Total liabilities and stockholders’ equity	$54,593	$50,594
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net (loss) income	$(1,657)	$4,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,526	1,910
Amortization of intangible assets	283	370
Amortization of operating lease right-of-use assets	276	—
Provision for bad debt	75	13
Gain on disposal of discontinued operations	—	(6,261)
Stock-based compensation	112	200
Amortization of loan issuance costs	8	54
Debt issuance costs write-off	151	—
(Gain) loss on sale of assets	(42)	5
Deferred income taxes	(16)	107
Other, net	(28)	17
Changes in operating assets and liabilities:
Accounts receivable	(794)	3,119
Inventories	8	(177)
Other assets	(454)	185
Accounts payable	(664)	21
Accrued compensation	(616)	(2,299)
Deferred revenue	(273)	(568)
Operating lease liabilities	(287)	—
Other liabilities	207	(382)
Net cash (used in) provided by operating activities	(2,185)	420

Investing activities
Purchases of property and equipment	(387)	(201)
Proceeds from sale of property and equipment	257	40
Purchases of equity securities	—	(14)
Proceeds from sales of equity securities	140	—
Proceeds from sale of discontinued operations	—	6,844
Payments to acquire interest in joint ventures	(1,000)	—
Net cash (used in) provided by investing activities	(990)	6,669

Financing activities
Proceeds from long-term borrowings	23,517	7,758
Repayment of long-term debt	(20,500)	(14,257)
Loan issuance costs	(381)	(4)
Dividends paid	—	(1,105)
Taxes paid related to net share settlement of equity awards	(24)	(70)
Repayment of obligations under finance leases	(184)	(254)
Net cash provided by (used in) financing activities	2,428	(7,932)
Net decrease in cash and cash equivalents and restricted cash	(747)	(843)
Cash, cash equivalents, and restricted cash at beginning of period	1,813	2,220
Cash, cash equivalents, and restricted cash at end of period	$1,066	$1,377
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock		Treasury Stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2018	20,250	$2	$(5,728)	$145,428	$(22)	$(113,880)	$25,800
Stock-based compensation	—	—	—	112	—	—	112
Shares issued under stock incentive plans, net of shares withheld for employee taxes	60	—	—	(24)	—	—	(24)
Net loss	—	—	—	—	—	(1,657)	(1,657)
Reclassification of tax provision impact	—	—	—	—	22	—	22
Balance at March 31, 2019	20,310	$2	$(5,728)	$145,516	$—	$(115,537)	$24,253

	Common stock		Treasury Stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2017	20,060	$2	$(5,728)	$148,163	$(5)	$(114,633)	$27,799
Stock-based compensation	—	—	—	200	—	—	200
Shares issued under stock incentive plans, net of shares withheld for employee taxes	59	—	—	(69)	—	—	(69)
Dividends paid	—	—	—	(1,105)	—	—	(1,105)
Net income	—	—	—	—	—	4,106	4,106
Unrealized loss on securities available-for-sale	—	—	—	—	(17)	17	—
Balance at March 31, 2018	20,119	$2	$(5,728)	$147,189	$(22)	$(110,510)	$30,931
See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Basis of Presentation
The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The unaudited condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited consolidated financial statements for our fiscal year ended December 31, 2018, filed with the SEC on Form 10-K on March 1, 2019, include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations, cash flows, and balance sheets for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.
Discontinued Operations
On February 1, 2018, the Company completed the sale of its customer contracts relating to the Medical Device Sales and Service (“MDSS”) post-warranty service business to Philips North America LLC (“Philips”) pursuant to an Asset Purchase Agreement, dated as of December 22, 2017 for $8.0 million. For all periods presented in our condensed consolidated statements of operations, all sales, costs, expenses, and income taxes attributable to MDSS, except as related to the impact of the decrease in the federal statutory tax rate (see Note 10 Income Taxes), have been aggregated under the caption “earnings from discontinued operations, net of income taxes.” Cash flows used in or provided by MDSS operations as part of discontinued operations are disclosed in Note 2 Discontinued Operations. Unless otherwise noted, amounts and disclosures throughout these notes to condensed consolidated financial statements relate to our continuing operations.
Sale of Telerhythmics, LLC
On October 31, 2018, the Company entered into a membership interest purchase agreement (the “Telerhythmics Purchase Agreement”) with G Medical Innovations USA, Inc. (“G Medical”), pursuant to which we sold all the outstanding membership interests in Telerhythmics (“Telerhythmics”) to G Medical. The total consideration related to the Telerhythmics Purchase Agreement was $1.95 million in cash, which was paid at the closing on October 31, 2018. In connection with the transaction, the Company agreed to make partial monthly rent payments aggregating $0.2 million through January 2021. The Telerhythmics Purchase Agreement includes customary representations, warranties, covenants and indemnification obligations of the parties, including a non-competition covenant by the Company. The gain on the sale of Telerhythmics, LLC was approximately $19 thousand.
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
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, and operating lease liabilities, net of current portion in our condensed consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our condensed consolidated balance sheets.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use the implicit discount rate when readily determinable; however, as most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease valuation may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company elected to not separate lease and non-lease components of its operating leases in which it is the lessee and lessor. Additionally, The Company elected not to recognize right-of use assets and leases liabilities that arise from short-term leases of twelve months or less.
Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amended the existing accounting standards for the accounting for leases. Most significant among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted ASC 842 beginning January 1, 2019, using the modified-retrospective method, which will result in a cumulative effect adjustment to accumulated deficit at the beginning of 2019, rather than adjustments to the comparative prior periods presented in the financial statements. In connection with the adoption, the Company has elected to utilize the package of practical expedients, including: (1) not reassess the lease classification for any expired or existing leases, (2) not reassess the treatment of initial direct costs as they related to existing leases, and (3) not reassess whether expired or existing contracts are or contain leases. Upon adoption, the Company recorded right-of-use assets and lease liabilities on its condensed consolidated balance sheet $3.8 million and  $3.9 million, respectively, primarily related to real estate and vehicle leases. See Note 6 Leases for further detail.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company early adopted ASU 2018-15 beginning January 1, 2019, and applied the guidance prospectively to the implementation costs incurred in the Net-Suite ERP implementation. As of March 31, 2019, the Company has capitalized $29 thousand of implementation costs.
Note 2. Discontinued Operations
On February 1, 2018, the Company completed the sale of its customer contracts relating to our MDSS post-warranty service business to Philips pursuant to an Asset Purchase Agreement, dated as of December 22, 2017, for $8.0 million. The total cash proceeds were adjusted for deferred revenue liabilities assigned to Philips at the closing date, as well as $0.5 million of proceeds held in escrow, subject to claims for breaches of general representation and warranties, which was recorded in other current assets at the date of sale. All claims were settled as of December 31, 2018.
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
The Company has allocated a portion of interest expense to discontinued operations since the proceeds received from the sale were required to be used to pay down outstanding borrowings under our previous revolving credit facility with Comerica Bank, a Texas banking association (“Comerica Bank”) under that certain Revolving Credit Agreement, dated June 21, 2017, by and between the Company and Comerica Bank (the “Comerica Credit Agreement”). The allocation was based on the ratio of proceeds received in the sale to total borrowings for the period. In addition, certain general and administrative costs related to corporate and shared service functions previously allocated to the MDSS reportable segment are not included in discontinued operations.

The following table presents financial results of the MDSS business (in thousands):

	Three Months Ended March 31,
	2019	2018
Total revenues	$—	$624
Total cost of revenues	—	516
Gross profit	—	108
Operating expenses:
Marketing and sales	—	85
General and administrative	—	172
Amortization of intangible assets	—	13
Gain on sale of discontinued operations	—	(6,261)
Total operating expenses	—	(5,991)
Income from discontinued operations	—	6,099
Interest expense	—	(26)
Income from discontinuing operations before income taxes	—	6,073
Income tax expense	—	(579)
Income from discontinuing operations	$—	$5,494
The following table presents supplemental cash flow information of discontinued operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating activities:
Depreciation	$—	$2
Amortization of intangible assets	$—	$13
Gain on sale of discontinued operations	$—	$(6,261)
Stock-based compensation	$—	$(1)
Investing activities:
Proceeds from the sale of discontinued operations	$—	$6,844

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
Revenue Recognition
Revenue is recognized when a customer obtains control of promised goods or services. The Company records the amount of revenue that reflects the consideration that it expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue.
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
Disaggregation of Revenue
The following tables present our revenues for the three months ended March 31, 2019 and 2018, disaggregated by major source (in thousands):

	Three Months Ended March 31, 2019
	Diagnostic Services	Diagnostic Imaging	Mobile Healthcare	Total
Major Goods/Service Lines
Mobile Imaging and Cardiac Monitoring	$11,585	$—	$7,494	$19,079
Camera	—	804	—	804
Camera Support	—	1,719	—	1,719
Revenue from Contracts with Customers	11,585	2,523	7,494	21,602
Lease Income	141	—	2,169	2,310
Total Revenues	$11,726	$2,523	$9,663	$23,912

Timing of Revenue Recognition
Services and goods transferred over time	$11,726	$1,551	$9,525	$22,802
Services and goods transferred at a point in time	—	972	138	1,110
Total Revenues	$11,726	$2,523	$9,663	$23,912

	Three Months Ended March 31, 2018
	Diagnostic Services	Diagnostic Imaging	Mobile Healthcare	Total
Major Goods/Service Lines
Mobile Imaging and Cardiac Monitoring	$11,898	$—	$8,079	$19,977
Camera	—	1,070	—	1,070
Camera Support	—	1,744	—	1,744
Revenue from Contracts with Customers	11,898	2,814	8,079	22,791
Lease Income	127	28	2,519	2,674
Total Revenues	$12,025	$2,842	$10,598	$25,465

Timing of Revenue Recognition
Services and goods transferred over time	$10,964	$1,720	$10,491	$23,175
Services and goods transferred at a point in time	1,061	1,122	107	2,290
Total Revenues	$12,025	$2,842	$10,598	$25,465
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
Changes in the deferred revenues for three months ended March 31, 2019, is as follows (in thousands):

Balance at December 31, 2018	$1,713
Revenue recognized that was included in balance at beginning of the year	(541)
Deferred revenue, net, related to contracts entered into during the year	262
Balance at March 31, 2019	$1,434
Included in the balances above as of March 31, 2019 and December 31, 2018 is non-current deferred revenue of $20 thousand and $26 thousand, respectively.
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
Note 4. Basic and Diluted Net Income (Loss) Per Share
For the three months ended March 31, 2019 and 2018, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is calculated to give effect to all dilutive securities, if applicable, using the treasury stock method. In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.
The following table sets forth the reconciliation of shares used to compute basic and diluted net (loss) income per share for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Loss from continuing operations	$(1,657)	$(1,388)
Income from discontinued operations	—	5,494
Net (loss) income	$(1,657)	$4,106

Weighted-average shares outstanding—basic and diluted	20,278	20,092

(Loss) income per common share—basic and diluted
Continuing operations	$(0.08)	$(0.07)
Discontinued operations	—	0.27
Net (loss)income per common share—basic and diluted	$(0.08)	$0.20
The computation of diluted earnings per share excludes stock options and stock units that are anti-dilutive. The following common stock equivalents were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options	1,000	207
Restricted stock units	287	129
Total	1,287	336
Note 5. Supplementary Balance Sheet Information
The components of inventories are as follows (in thousands):

	March 31, 2019	December 31, 2018
Inventories:
Raw materials	$2,425	$2,419
Work-in-process	2,285	2,307
Finished goods	1,154	1,056
Total inventories	5,864	5,782
Less reserve for excess and obsolete inventories	(381)	(380)
Total inventories, net	$5,483	$5,402
Property and equipment consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Property and equipment:
Land	$550	$550
Buildings and leasehold improvements	1,989	1,989
Machinery and equipment	52,138	52,409
Computer hardware and software	4,489	4,490
Total property and equipment	59,166	59,438
Less accumulated depreciation	(38,591)	(37,793)
Total property and equipment, net	$20,575	$21,645
Note 6. Leases
We have operating and finance leases for corporate offices, vehicles, and certain equipment. Our leases have remaining lease terms of 1 year to 6 years, some of which include options to extend the leases and some of which include options to terminate the leases within 1 year. Operating leases are included separately in the condensed consolidated balance sheets and finance leases are included in other current liabilities and other liabilities in the condensed consolidated balance sheets.
The components of lease expense are as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$326

Finance lease cost:
Amortization of finance lease assets	$53
Interest on finance lease liabilities	33
Total finance lease cost	$86

Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$287
Operating cash flows from finance leases	$33
Financing cash flows from finance leases	$184

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$323
Finance leases	$145
Supplemental balance sheet information related to leases was as follows (in thousands):

March 31, 2019
Operating lease right-of-use assets, net	$3,681

Operating lease liabilities	$1,251
Operating lease liabilities, net of current	2,564
Total operating lease liabilities	$3,815

Finance lease assets	$3,702
Finance lease accumulated amortization	(1,100)
Finance lease assets, net	$2,602

Finance lease liabilities	$809
Finance lease liabilities, net of current	1,607
Total finance lease liabilities	$2,416

Weighted-Average Remaining Lease Term (in years)
Operating leases	3.4
Finance leases	2.9

Weighted-Average Discount Rate
Operating leases	5.00%
Finance leases	6.00%

We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of March 31, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
2019 (excludes the three-months ended March 31, 2019)	$1,066	$696
2020	1,317	842
2021	953	817
2022	552	258
2023	259	10
Thereafter	4	—
Total future minimum lease payments	$4,151	$2,623
Less amounts representing interest	336	207
Present value of lease obligations	$3,815	$2,416
Note 7. Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our financial assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at March 31, 2019 and December 31, 2018 (in thousands).

	Fair Value as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Equity securities	$17	$31	$—	$48

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Equity securities	$153	$6	$—	$159
The investment in equity securities consists of common stock of publicly traded companies. The level 2 securities are included in other assets on the Company’s condensed consolidated balance sheet. The fair value of these securities is based on the closing prices observed on March 31, 2019. During the three months ended March 31, 2019 the Company recorded in the condensed consolidated statement of operations an unrealized gain of $28 thousand and immaterial unrealized losses.
We did not reclassify any investments between levels in the fair value hierarchy during the three months ended March 31, 2019.
The fair values of the Company’s revolving credit facility approximate carrying value due to the variable rate nature of these borrowings.

Note 8. Debt
A summary of long-term debt is as follows (in thousands):

	March 31, 2019		December 31, 2018
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - SNB	$12,517	5.00%	$—	—%
Revolving Credit Facility - Comerica	$—	—%	$9,500	4.87%
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers (collectively, the “Borrowers”); the Company, as guarantor; and Sterling National Bank, a national banking association, as lender (“SNB”).
The Loan Agreement is a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for both revolving loans and outstanding letter of credit obligations (the “SNB Credit Facility”). Under the SNB Credit Facility, Borrowers can request the issuance of letters of credit in an aggregate amount not to exceed $0.5 million at any one time outstanding. As of March 31, 2019, the Company had $0.1 million of letters of credit outstanding and had additional borrowing capacity of $7.5 million.
At the Borrowers’ option, the SNB Credit Facility will bear interest at either (i) a Floating LIBOR Rate, as defined in the Loan Agreement, plus a margin of 2.50% per annum; or (ii) a Fixed LIBOR Rate, as defined in the Loan Agreement, plus a margin of 2.25% per annum.
The Company used a portion of the financing made available under the SNB Credit Facility to refinance and terminate, effective as of March 29, 2019, its previous credit facility under the Comerica Credit Agreement.
The Loan Agreement includes certain representations, warranties of Borrowers, as well as events of default and certain affirmative and negative covenants by the Borrowers that are customary for loan agreements of this type. These covenants include restrictions on borrowings, investments and dispositions by Borrowers, as well as limitations on the Borrowers’ ability to make certain distributions. Upon the occurrence and during the continuation of an event of default under the Loan Agreement, SNB may, among other things, declare the loans and all other obligations under the Loan Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Loan Agreement bear interest. The SNB Credit Facility is secured by a first-priority security interest in substantially all of the assets of the Company and the Borrowers and a pledge of all shares of the Borrowers.
On March 29, 2019, in connection with the Company’s entry into the SNB Loan Agreement, Mr. Eberwein, the Chairman of the Company’s board of directors, entered into Limited Guaranty Agreement (the “Limited Guaranty”) with SNB pursuant to which he guaranteed to SNB the prompt performance of all the Borrowers’ obligations to SNB under the SNB Loan Agreement, including the full payment of all indebtedness owing by Borrowers to SNB under or in connection with the Loan Agreement and related SNB Credit Facility documents. Mr. Eberwein’s obligations under the Limited Guaranty are limited in the aggregate to the amount of (a) $1.5 million, plus (b) reasonable costs and expenses of SNB incurred in connection with the Limited Guaranty. Mr. Eberwein’s obligations under the Limited Guaranty terminate upon the Company and Borrowers achieving certain milestones set forth therein.
In connection with the SNB Credit Facility, in the three months ended March 31, 2019, the Company recognized a $0.2 million loss on extinguishment due to the write off of unamortized deferred financing costs associated with the Comerica Credit Agreement.
At March 31, 2019, the Company was in compliance with all covenants.
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

Note 10. Income Taxes
We provide for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements. We provide a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before we are able to realize their benefit. We calculate the valuation allowance in accordance with the authoritative guidance relating to income taxes, which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. Significant judgment is required in determining any valuation allowance against deferred tax assets. As of December 31, 2017, as a result of a three-year cumulative loss and recent events, such as the unanticipated termination of the Philips distribution agreement and its effect on our forecasted income, we concluded that a full valuation allowance was necessary to offset our deferred tax assets. We continue to record a full valuation allowance against our deferred tax assets and intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.
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
For the three months ended March 31, 2019, the Company recorded an income tax benefit of $8 thousand within continuing operations. As a result of the intraperiod tax allocation rules, for the three months ended March 31, 2018, the Company recorded an income tax benefit of $0.5 million and $0.6 million of income tax expense within continuing operations and discontinued operations, respectively.
As of March 31, 2019, we had unrecognized tax benefits of approximately $3.6 million related to uncertain tax positions. Included in the unrecognized tax benefits were $3.2 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.
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
Segment information is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue by segment:
Diagnostic Services	$11,726	$12,025
Diagnostic Imaging	2,523	2,842
Mobile Healthcare	9,663	10,598
Condensed consolidated revenue	$23,912	$25,465

Gross profit by segment:
Diagnostic Services	$2,581	$2,247
Diagnostic Imaging	786	1,245
Mobile Healthcare	614	1,115
Condensed consolidated gross profit	$3,981	$4,607

Loss from continuing operations by segment:
Diagnostic Services	$1,736	$993
Diagnostic Imaging	343	619
Mobile Healthcare	(623)	(51)
Unallocated corporate and other expenses	(2,591)	(3,170)
Condensed consolidated loss from continuing operations	$(1,135)	$(1,609)

Depreciation and amortization by segment:
Diagnostic Services	$304	$596
Diagnostic Imaging	78	74
Mobile Healthcare	1,427	1,592
Total depreciation and amortization	$1,809	$2,262
Note 12. Related Party Transactions
Perma-Fix
Mr. John Climaco currently serves as a Director of the Company and a member of the Corporate Governance and Strategic Advisory committees of the Board. Until July 11, 2017, Mr. Climaco also served as a Director of Perma-Fix Environmental Services, Inc. (NASDAQ: PESI). Further, from June 2, 2015 until July 11, 2017, Mr. Climaco served as the Executive Vice President of Perma-Fix Medical S.A., a majority-owned Polish subsidiary of Perma-Fix Environmental Services, Inc. On July 27, 2015, we entered into a Stock Subscription Agreement (the “Subscription Agreement”) and Tc-99m Supplier Agreement (the “Supply Agreement”) with Perma-Fix Medical. Under the terms of the Subscription Agreement, we invested $1.0 million USD in exchange for 71,429 shares of Perma-Fix Medical. Pursuant to the Supply Agreement, should Perma-Fix Medical successfully complete development of the new Tc-99m resin, Perma-Fix Medical will supply us or our preferred nuclear pharmacy supplier with Tc-99m at a preferred rate and we will purchase agreed upon quantities of such Tc-99m for our nuclear imaging operations, either directly or in conjunction with our preferred nuclear pharmacy supplier. In addition, in connection with the Subscription Agreement, the Company’s President and CEO was appointed to the Supervisory Board of Perma-Fix Medical. The investment in Perma-Fix is included in other assets in the condensed consolidated balance sheets.

Limited Guaranty
On March 29, 2019, in connection with the Company’s entry into the Loan Agreement, Mr. Eberwein, the Chairman of the Company’s board of directors, entered into Limited Guaranty Agreement (the “Limited Guaranty”) with SNB pursuant to which he guaranteed to SNB the prompt performance of all the Borrowers’ obligations to SNB under the Loan Agreement, including the full payment of all indebtedness owing by Borrowers to SNB under or in connection with the Loan Agreement and related SNB Credit Facility documents. Mr. Eberwein’s obligations under the Limited Guaranty are limited in the aggregate to the amount of (a) $1.5 million, plus (b) reasonable costs and expenses of SNB incurred in connection with the Limited Guaranty. Mr. Eberwein’s obligations under the Limited Guaranty terminate upon the Company and Borrowers achieving certain milestones set forth therein.
ATRM
Jeffrey E. Eberwein, the Chairman of our board of directors and the Chairman of the board of directors of ATRM Holdings, Inc., (“ATRM”), owns approximately 17.4% of the outstanding common stock of ATRM. Mr. Eberwein is also the Chief Executive Officer of Lone Star Value Management, LLC, which is the investment manager of Lone Star Value Investors, LP (“LSVI”). LSVI owns 222,577 shares of ATRM’s 10.0% Series B Cumulative Preferred Stock (the “Series B Stock”) and another 374,562 shares of Series B Stock are owned directly by Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”). Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of the securities owned by LSVI and LSV Co-Invest I. Mr. Eberwein disclaims beneficial ownership of Series B Stock, except to the extent of his pecuniary interest therein.
Joint Venture
On December 14, 2018, Digirad and ATRM, entered into a joint venture and formed Star Procurement, LLC (“Star Procurement”), with Digirad and ATRM each holding a 50% interest. The purpose of the joint venture is to provide the service of purchasing and selling building materials and related goods to KBS Builders, Inc., a wholly-owned subsidiary of ATRM with which Star Procurement entered into a Services Agreement on January 2, 2019. In accordance with the terms of the Star Procurement Limited Liability Company Agreement, Digirad made a $1.0 million capital contribution to the joint venture, which was made in January 2019. The investment in Star Procurement is included in other assets in the condensed consolidated balance sheets.
Note Receivable
On December 14, 2018, the Company received an unsecured promissory note from ATRM in the principal amount of $0.3 million (the “ATRM Note”) in exchange for a loan to ATRM in the same amount. The ATRM Note bears interest at 10% per annum for the first 12 months of its term, and at 12% per annum for the remaining 12 months. All unpaid principal and interest is due on December 14, 2020. ATRM may prepay the note at any time after a specified amount of advance notice to the Company. The ATRM Note provides for customary events of default, the occurrence of any of which may result in the principal and unpaid interest then outstanding becoming immediately due and payable. The ATRM Note is included in other assets in the condensed consolidated balance sheets.
Note 13. Subsequent Events
Acquisitions and Leases of Maine Facilities
As part of the Company’s previously announced conversion into a diversified holding company (the “HoldCo Conversion”), we formed a real estate subsidiary named Star Real Estate Holdings USA, Inc. (“SRE”). SRE will hold any significant real estate assets we acquire. We expect SRE to be substantially self-funded over time by raising its own capital in the form of commercial mortgages on the properties it owns or by raising other forms of external capital. As an initial transaction to create our real estate division under SRE and launch that aspect of the HoldCo Conversion, we purchased three plants in Maine that manufacture modular buildings and leased these three properties, as further described below.
Oxford
On March 27, 2019, 56 Mechanic Falls Road, LLC (“56 Mechanic”), a wholly-owned subsidiary of SRE, entered into a Purchase and Sale Agreement (the “Oxford Purchase Agreement”) with RJF - Keiser Real Estate, LLC (“RJF”), pursuant to which 56 Mechanic will purchase certain real property and related improvements and personal property (including buildings, fixtures, and other improvements on the land, and all machinery and equipment and other personal property, if any, owned by RJF and located on the property) located in Oxford, Maine (the “Oxford Facility”) from RJF (the “Oxford Transaction”). The Oxford Transaction was closed on April 25, 2019. The purchase price of the Oxford Facility was $1.2 million (the “Oxford Purchase Price”), subject to adjustment for taxes and other charges and assessments.

Waterford
On April 3, 2019, 947 Waterford Road, LLC (“947 Waterford”), a wholly-owned subsidiary of SRE, entered into a Purchase and Sale Agreement (the “Waterford Purchase Agreement”) with KBS Builders, Inc. (“KBS”), a wholly-owned subsidiary of ATRM, pursuant to which 947 Waterford closed on the purchase of certain real property and related improvements (including buildings) located in Waterford, Maine (the “Waterford Facility”) from KBS, and acquired the Waterford Facility. The purchase price of the Waterford Facility was $1.0 million, subject to adjustment for taxes and other charges and assessments.
Paris
On April 3, 2019, 300 Park Street, LLC (“300 Park”), a wholly-owned subsidiary of SRE, entered into a Purchase and Sale Agreement (the “Park Purchase Agreement”) with KBS, pursuant to which 300 Park closed on the purchase of certain real property and related improvements and personal property (including buildings, machinery and equipment) located in Paris, Maine (the “Park Facility”) from KBS, and acquired the Park Facility. The purchase price of the Park Facility was $2.9 million, subject to adjustment for taxes and other charges and assessments.
Lease of Maine Facilities
On April 3, 2019, KBS entered into a separate lease agreement with each of 947 Waterford (the “Waterford Lease”) and 300 Park (the “Park Lease”). The Waterford Lease has an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Waterford Lease are estimated to be between $1.2 million and $1.3 million in the aggregate. The Park Lease has an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Park Lease are estimated to be between $3.3 million and $3.6 million in the aggregate. ATRM has unconditionally guaranteed the performance of all obligations under the Waterford Lease and Park Lease to be performed by KBS under each lease, including, without limitation, the payment of all required rent.
On April 3rd and 18th of 2019, KBS signed a lease and an amendment, respectively, with 56 Mechanic (the “Oxford Lease”), which became effective upon the closing of the Oxford Transaction. The initial term under the Oxford Lease will commence upon delivery of the Oxford Facility to KBS. The Oxford Lease has an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Oxford Lease are estimated to be between $1.4 million and $1.5 million in the aggregate. ATRM has unconditionally guaranteed the performance of all obligations under the Oxford Lease to be performed by KBS, including, without limitation, the payment of all required rent.
Series A Preferred Stock Offering
The Company has filed a registration statement on Form S-1 and Form S-1/A with the SEC for a potential offering (the “Preferred Offering”) of nonconvertible Series A Cumulative Term Preferred Stock (the “Series A Preferred Stock”) on March 12, 2019 and April 09, 2019, respectively. However, it is unlikely that the Company will proceed with its proposed offering of nonconvertible preferred stock on substantially the terms described in the registration statement.
Fargo Building Sale
The Company completed the sale on the remaining Fargo building for $0.8 million on May 1, 2019. On the same day, we entered into an agreement with JS2L Partners, LLP, to lease this property for a term of 12 months. The base rental payments associated with the lease are $0.1 million in aggregate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations (“MD&A”), contains forward-looking statements that involve risks and uncertainties. Please see “Important Information Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes thereto for the fiscal year ended December 31, 2018, which were included in our Form 10-K, filed with the SEC on March 1, 2019.
The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.
Overview
Digirad delivers convenient, effective, and efficient healthcare solutions on an as needed, when needed, and where needed basis. Digirad’s diverse portfolio of mobile healthcare solutions and diagnostic imaging equipment and services provides hospitals, physician practices, and imaging centers throughout the United States access to technology and services necessary to provide patient care in the rapidly changing healthcare environment.
In February of 2018, we completed the sale of our customer contracts relating to our MDSS post-warranty service business to Philips. On October 31, 2018, we sold our Telerhythmics business to G Medical Innovations USA, Inc., for $1.95 million cash. Our business is organized into three reportable segments: Diagnostic Services, Mobile Healthcare, and Diagnostic Imaging.
On September 10, 2018, we announced that our board of directors approved the conversion of Digirad into a diversified holding company, and the potential acquisition of ATRM as an initial “kick-off” transaction (the “ATRM Acquisition”). ATRM is a modular building company consisting of two divisions, KBS Builders and EdgeBuilder. The KBS division manufactures and distributes modular housing units. EdgeBuilder manufactures engineered wood products used in modular construction, as well as distributes building materials through its Glenbrook unit. Both divisions serve the residential and commercial segments of the market.
Strategy
Our main strategic focus is to continue to grow our business into an integrated healthcare services company while simultaneously converting into a diversified holding company through the acquisition of businesses that meet our internally developed financially disciplined approach for acquisitions. Within the healthcare industry, we believe that there are many opportunities to provide outsourced and mobile healthcare services and solutions in the current healthcare environment. We believe that our strategy within the healthcare industry will be accomplished by:

•	Focused organic growth from our core businesses.

•	Introducing of new service offerings through our existing businesses or through acquisitions; and

•	Acquiring complementary companies.
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
•Diagnostic Services
•Mobile Healthcare
•Diagnostic Imaging

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
Proposed Acquisition of ATRM Holdings, Inc.
As described above, on September 10, 2018, we announced a potential acquisition of ATRM. As currently contemplated by the non-binding letter of intent with ATRM (the “LOI”), ATRM stockholders would receive consideration consisting of 0.4 shares of Digirad common stock for each share of outstanding ATRM common stock we acquire in the ATRM Acquisition. The issuance of Digirad common stock in connection with the ATRM Acquisition is expected to increase the number of shares of outstanding Digirad common stock by less than 5%. Proceeding with the ATRM Acquisition is subject to, among other things, ATRM becoming current with its filings with the SEC and the negotiation and execution of definitive documentation. The ATRM Acquisition has been approved by a special committee of independent directors of ATRM. The final terms of the ATRM Acquisition are subject to change depending on the outcome of our due diligence investigation and may differ from those reflected in the LOI, and there can be no assurance that we will complete the ATRM Acquisition or the HoldCo Conversion.
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
On December 14, 2018, the Company received an unsecured promissory note from ATRM in the principal amount of $0.3 million (the “ATRM Note”) in exchange for a loan to ATRM in the same amount. The ATRM Note bears interest at 10% per annum for the first 12 months of its term, and at 12% per annum for the remaining 12 months. All unpaid principal and interest is due on December 14, 2020. ATRM may prepay the note at any time after a specified amount of advance notice to the Company. The ATRM Note provides for customary events of default, the occurrence of any of which may result in the principal and unpaid interest then outstanding becoming immediately due and payable.
Jeffrey E. Eberwein, the Chairman of our board of directors and the Chairman of the board of directors of ATRM, owns approximately 17.4% of the outstanding common stock of ATRM. Mr. Eberwein is also the Chief Executive Officer of Lone Star Value Management, LLC, which is the investment manager of Lone Star Value Investors, LP (“LSVI”). LSVI owns 222,577 shares of ATRM’s 10.0% Series B Cumulative Preferred Stock (the “Series B Stock”) and another 374,562 shares of Series B Stock are owned directly by Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”). Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of the securities owned by LSVI and LSV Co-Invest I. Mr. Eberwein disclaims beneficial ownership of Series B Stock, except to the extent of his pecuniary interest therein.
Series A Preferred Stock Offering
The Company has filed a registration statement on Form S-1 with the SEC for a potential offering of nonconvertible Series A Preferred Stock. However, it is unlikely that the Company will proceed with its proposed offering of nonconvertible preferred stock on substantially the terms described in the registration statement.
Acquisitions and Leases of Maine Facilities
As part of the HoldCo Conversion, we formed a real estate subsidiary named Star Real Estate Holdings USA, Inc. (“SRE”). SRE will hold any significant real estate assets we acquire. We expect SRE to be substantially self-funded over time by raising its own capital in the form of commercial mortgages on the properties it owns or by raising other forms of external capital. As an initial transaction to create our real estate division under SRE and launch that aspect of the HoldCo Conversion, we purchased three plants in Maine that manufacture modular buildings and leased these three properties, as further described below.

Oxford
On March 27, 2019, 56 Mechanic Falls Road, LLC (“56 Mechanic”), a wholly-owned subsidiary of SRE, entered into a Purchase and Sale Agreement (the “Oxford Purchase Agreement”) with RJF - Keiser Real Estate, LLC (“RJF”), pursuant to which 56 Mechanic will purchase certain real property and related improvements and personal property (including buildings, fixtures, and other improvements on the land, and all machinery and equipment and other personal property, if any, owned by RJF and located on the property) located in Oxford, Maine (the “Oxford Facility”) from RJF (the “Oxford Transaction”). The Oxford Transaction was closed on April 25, 2019. The purchase price of the Oxford Facility was $1.2 million (the “Oxford Purchase Price”), subject to adjustment for taxes and other charges and assessments.
Waterford
On April 3, 2019, 947 Waterford Road, LLC (“947 Waterford”), a wholly-owned subsidiary of SRE, entered into a Purchase and Sale Agreement (the “Waterford Purchase Agreement”) with KBS Builders, Inc. (“KBS”), a wholly-owned subsidiary of ATRM, pursuant to which 947 Waterford closed on the purchase of certain real property and related improvements (including buildings) located in Waterford, Maine (the “Waterford Facility”) from KBS, and acquired the Waterford Facility. The purchase price of the Waterford Facility was $1.0 million, subject to adjustment for taxes and other charges and assessments.
Paris
On April 3, 2019, 300 Park Street, LLC (“300 Park”), a wholly-owned subsidiary of SRE, entered into a Purchase and Sale Agreement (the “Park Purchase Agreement”) with KBS, pursuant to which 300 Park closed on the purchase of certain real property and related improvements and personal property (including buildings, machinery and equipment) located in Paris, Maine (the “Park Facility”) from KBS, and acquired the Park Facility. The purchase price of the Park Facility was $2.9 million, subject to adjustment for taxes and other charges and assessments.
Lease of Maine Facilities
On April 3, 2019, KBS entered into a separate lease agreement with each of 947 Waterford (the “Waterford Lease”) and 300 Park (the “Park Lease”). The Waterford Lease has an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Waterford Lease are estimated to be between $1.2 million and $1.3 million in the aggregate. The Park Lease has an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Park Lease are estimated to be between $3.3 million and $3.6 million in the aggregate. ATRM has unconditionally guaranteed the performance of all obligations under the Waterford Lease and Park Lease to be performed by KBS under each lease, including, without limitation, the payment of all required rent.
On April 3rd and 18th of 2019, KBS signed a lease and an amendment, respectively, with 56 Mechanic (the “Oxford Lease”), which became effective upon the closing of the Oxford Transaction. The initial term under the Oxford Lease will commence upon delivery of the Oxford Facility to KBS. The Oxford Lease has an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Oxford Lease are estimated to be between $1.4 million and $1.5 million in the aggregate. ATRM has unconditionally guaranteed the performance of all obligations under the Oxford Lease to be performed by KBS, including, without limitation, the payment of all required rent.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions, and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.

Results of Operations
Comparison of the Three Months Ended March 31, 2019 and 2018
The following table summarizes our results for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	Percent of Revenues	2018	Percent of Revenues	Change from Prior Year
					Dollars	Percent
Total revenues	$23,912	100.0%	$25,465	100.0%	$(1,553)	(6.1)%
Total cost of revenues	19,931	83.4%	20,858	81.9%	(927)	(4.4)%
Gross profit	3,981	16.6%	4,607	18.1%	(626)	(13.6)%
Total operating expenses	5,116	21.4%	6,216	24.4%	(1,100)	(17.7)%
Loss from operations	(1,135)	(4.7)%	(1,609)	(6.3)%	474	(29.5)%
Total other expense	(530)	(2.2)%	(234)	(0.9)%	(296)	126.5%
Loss before income taxes	(1,665)	(7.0)%	(1,843)	(7.2)%	178	(9.7)%
Income tax benefit	8	—%	455	1.8%	(447)	(98.2)%
Net loss from continuing operations	(1,657)	(6.9)%	(1,388)	(5.5)%	(269)	19.4%
Net income from discontinued operations	—	—%	5,494	21.6%	(5,494)	(100.0)%
Net (loss) income	$(1,657)	(6.9)%	$4,106	16.1%	$(5,763)	(140.4)%
Revenues
Services Revenue
Services revenue by segment is summarized as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	Change	% Change
Diagnostic Services	$11,726	$12,025	$(299)	(2.5)%
Mobile Healthcare	9,663	10,598	(935)	(8.8)%
Total Services Revenue	$21,389	$22,623	$(1,234)	(5.5)%
The decrease in Diagnostic Services revenue compared to the prior year quarter was due to the sale of our Telerhythmics business as of October 31, 2018 resulting in a loss of revenues of $1.1 million, partially offset by a higher volume of days ran and studies performed and an increase in the average mobile imaging rate per day.
The decrease in Mobile Healthcare revenue compared to the prior year quarter was primarily due to an increase in cancellations, resulting in a $0.6 million decrease in scan volumes, as well as a $0.3 million decrease in interim rentals due to lower utilization of owned units. The utilization of our interim rentals can vary in each period based on customers that are in the midst of new construction or refurbishing their current facilities.
Product and Product-Related Revenue
Product and product-related revenue by segment is summarized as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	Change	% Change
Diagnostic Imaging	$2,523	$2,842	$(319)	(11.2)%
The decrease in Diagnostic Imaging revenue was due to a lower volume and less favorable mix of cameras sold.

Gross Profit
Services Gross Profit
Services gross profit and gross margin by segment is summarized as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	% Change
Diagnostic Services gross profit	$2,581	$2,247	14.9%
Diagnostic Services gross margin	22.0%	18.7%

Mobile Healthcare gross profit	$614	$1,115	(44.9)%
Mobile Healthcare gross margin	6.4%	10.5%

Total Services gross profit	$3,195	$3,362	(5.0)%
Total Services gross margin	14.9%	14.9%
Diagnostic Services gross profit increased $0.3 million, or 14.9%, to $2.6 million compared to $2.2 million in the prior year quarter, and the gross margin percentage was 22.0% in the current quarter compared to 18.7% in the prior year quarter. The increase in gross margin percentage was mainly due to lower equipment repair costs and professional services fees, as well as the sale of our Telerhythmics business which typically had narrow or negative gross margins.
Mobile Healthcare gross profit decreased $0.5 million, or 44.9%, to $0.6 million in the current year quarter compared to $1.1 million in the prior year quarter, and gross margin percentage was 6.4% in the current quarter compared to 10.5% in the prior year quarter. The decrease in gross margin percentage was primarily due to an unfavorable mix of services provided, as well as higher equipment and vehicle leasing costs of $0.3 million compared to the prior year quarter.
Product and Product-Related Gross Profit
Product and product-related gross profit and margin by segment is summarized as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	% Change
Diagnostic Imaging gross profit	$786	$1,245	(36.9)%
Diagnostic Imaging gross margin	31.2%	43.8%
The decrease in Diagnostic Imaging gross margin percentage was primarily due to lower revenue, a less favorable mix of cameras sold during the period, and higher service and camera part costs of approximately $0.2 million compared to the prior year quarter.
Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Three Months Ended March 31,				Percent of Revenues
	2019	2018	Change		2019	2018
			Dollars	Percent
Marketing and sales	$1,143	$1,467	$(324)	(22.1)%	4.8%	5.8%
General and administrative	3,690	4,392	(702)	(16.0)%	15.4%	17.2%
Amortization of intangible assets	283	357	(74)	(20.7)%	1.2%	1.4%
Total operating expenses	$5,116	$6,216	$(1,100)	(17.7)%	21.4%	24.4%
The decrease in marketing and sales expenses was primarily due to lower headcount, as well as the sale of our Telerhythmics which resulted in approximately $0.1 million in savings.
The decrease in general and administrative expenses of $0.7 million was primarily due to lower employee related costs of $0.6 million due to lower headcount and $0.1 million of non-recurring restructuring costs incurred in the prior year quarter related to the sale of our MDSS reportable segment on February 1, 2018.
The decrease in amortization of intangible assets was due to the sale of Telerhythmics.

Total Other Expense
Total other expense is summarized as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Other expense, net	$(198)	$(17)
Interest expense, net	(181)	(217)
Loss on extinguishment of debt	(151)	—
Total other expense	$(530)	$(234)
Other expense, net for three months ended March 31, 2019, is predominantly comprised of one-time costs related to the potential acquisition of ATRM, of which $0.2M related to costs paid on behalf of ATRM, and partially offset by unrealized gains on available-for-sale equities.
Interest expense, net, for the three months ended March 31, 2019 and 2018 is predominantly comprised of cash interest costs and related amortization of deferred issuance costs on our debt. A portion of interest costs has been allocated to discontinued operations in 2018 because the proceeds received in the sale were required to be used to reduce our borrowings under our previous revolving credit facility with Comerica Bank.
Loss on extinguishment of debt is related to the write-off of unamortized deferred financing costs related to the termination of the Comerica Credit Agreement on March 29, 2019. See Note 8 Debt to the unaudited consolidated financial statements for further information.
Income Tax Expense
Intraperiod allocation rules require us to allocate our provision for income taxes between continuing operations and other categories or comprehensive income such as discontinued operations. As described in Note 2 Discontinued Operations, of the unaudited consolidated financial statements, the results of our MDSS reportable segment have been reported as discontinued operations for the prior year quarter. As a result of the intraperiod tax allocation rules, for the three months ended March 31, 2019, the Company recorded an income tax benefit of $8 thousand within continuing operations. For the three months ended March 31, 2018, the Company recorded an income tax benefit of $0.5 million within continuing operations and $0.6 million of tax expense within discontinued operations.
 See Note 10 Income Taxes to the unaudited condensed consolidated financial statements for further information related to the Company’s income taxes.
Income from Discontinued Operations
As described in Note 2 Discontinued Operations of the unaudited condensed consolidated financial statements, the results of our MDSS reportable segment have been reported as discontinued operations for all periods presented. During the three months ended March 31, 2018, discontinued operations includes a $6.3 million gain on the sale of our MDSS post-warranty service contracts to Philips that closed on February 1, 2018.

Liquidity and Capital Resources
Overview
We used cash of $2.2 million from operations during the three months ended March 31, 2019. Cash flows from operations primarily represents net loss (adjusted for depreciation, amortization, and other non-cash items), as well as the net effect of changes in working capital. Cash flows from investing activities primarily represent our investment in capital equipment required to maintain and grow our business, as well as acquisitions and dispositions. Cash flows from financing activities primarily represent net proceeds from borrowings and receipt of cash related to the exercise of stock options, offset by outflows related to dividend payments and repayments of long-term borrowings.
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations, and availability on our revolving line of credit from our Sterling Credit Agreement. As of March 31, 2019, we had $0.8 million of cash and cash equivalents, as well as $7.5 million available under our revolving line of credit.
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
Cash Flows
The following table shows cash flow information for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash (used in) provided by operating activities	$(2,185)	$420
Net cash (used in) provided by investing activities	$(990)	$6,669
Net cash provided by (used in) financing activities	$2,428	$(7,932)
Operating Activities
The decrease in cash compared to the prior year quarter was primarily due to lower net income adjusted for non-cash items as a result of higher accounts receivable and lower accounts payable.
Investing Activities
The decrease in cash provided by investing activities compared to the prior year quarter was primarily attributable to $6.8 million of proceeds received from the sale of our MDSS service contract business to Philips during the prior year quarter.
Financing Activities
The increase in cash flows from financing activities is primarily due to net borrowings of approximately $3.0 million compared to net principal repayments in the prior year quarter of $6.5 million as we used proceeds from the Sterling National Bank credit facility to refinance and terminate the Comerica Credit Agreement (see further discussion below).
Sterling Credit Facility
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers (collectively, the “Borrowers”); the Company, as guarantor; and Sterling National Bank, a national banking association, as lender (“SNB”).
The Loan Agreement is a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for both revolving loans and outstanding letter of credit obligations (the “SNB Credit Facility”). Under the SNB Credit Facility, Borrowers can request the issuance of letters of credit in an aggregate amount not to exceed $0.5 million at any one time outstanding.
At the Borrowers’ option, the SNB Credit Facility will bear interest at either (i) a Floating LIBOR Rate, as defined in the Loan Agreement, plus a margin of 2.50% per annum; or (ii) a Fixed LIBOR Rate, as defined in the Loan Agreement, plus a margin of 2.25% per annum.
The Company used a portion of the financing made available under the SNB Credit Facility to refinance and terminate, effective as of March 29, 2019, its previous credit facility under the Comerica Credit Agreement.

The Loan Agreement includes certain representations, warranties of Borrowers, as well as events of default and certain affirmative and negative covenants by the Borrowers that are customary for loan agreements of this type. These covenants include restrictions on borrowings, investments and dispositions by Borrowers, as well as limitations on the Borrowers’ ability to make certain distributions. Upon the occurrence and during the continuation of an event of default under the Loan Agreement, SNB may, among other things, declare the loans and all other obligations under the Loan Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Loan Agreement bear interest. The SNB Credit Facility is secured by a first-priority security interest in substantially all of the assets of the Company and the Borrowers and a pledge of all shares of the Borrowers.
In connection with the SNB Credit Facility, in the three months ended March 31, 2019, the Company recognized a $0.2 million loss on extinguishment due to the write off of unamortized deferred financing costs associated with the Comerica Credit Agreement.
At March 31, 2019, the Company was in compliance with all covenants.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. See Item 5. (Other Information) for a discussion of the security breach that occurred following March 31, 2019.
As required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 9 Commitments and Contingencies, within the notes to our unaudited condensed consolidated financial statements for a summary of legal proceedings.

ITEM 1A.	RISK FACTORS
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which we filed with the SEC on March 1, 2019, and in our registration statement on Form S-1/A filed with the SEC for the Preferred Offering on April 9, 2019. Except as noted below, the risks and uncertainties described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.
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
On March 8, 2019, our board of directors unanimously approved, subject to stockholder approval, an amendment to our Restated Certificate of Incorporation to effect a reverse stock split of our outstanding common stock by a ratio of not less than 1-for-5 and not more than 1-for-10 at any time within 12 months following the date of stockholder approval of the reverse stock split, with the exact ratio to be set within this range by our board of directors at its sole discretion (the “Reverse Stock Split”), and a reduction of the number of authorized shares of common stock to 30 million shares authorized. Our board of directors may alternatively elect to abandon such proposed amendment and not effect the Reverse Stock Split authorized by stockholders, in its sole discretion. As proposed to our stockholders, our board of directors will have 12 months following stockholder approval to implement the Reverse Stock Split, and if we implement the Reverse Stock Split to regain compliance with the Minimum Bid Price Requirement by the July 8, 2019 deadline, we must complete the Reverse Split no later than ten business days prior to such deadline. The Reverse Stock Split (which includes the reduction of the number of authorized shares of common stock), if approved by our stockholders, would become effective at the time and date set forth in a certificate of amendment to our Restated Certificate of Incorporation to be filed with the Secretary of State of the State of Delaware. The form of the proposed certificate of amendment to our Restated Certificate of Incorporation to effect the Reverse Stock Split is attached as Appendix A to our preliminary proxy statement filed on March 8, 2019. If we choose to implement a reverse stock split, it must be completed no later than ten business days prior to July 8, 2019.
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
Risks Related to our Business and Industry
Our HoldCo Conversion and related acquisitions or investments could involve unknown risks that could harm our business and adversely affect our financial condition.
We are in the process of becoming a diversified holding company with interests in a variety of industries and market sectors. The real estate acquisitions that we have made under our SRE real estate division and the pending and future acquisitions that we consummate will involve unknown risks, some of which will be particular to the industry in which the acquisition target operates. Although we intend to conduct extensive business, financial and legal due diligence in connection with the evaluation of all our acquisition and investment opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. We may be unable to adequately address the financial, legal and operational risks raised by such acquisitions or investments, especially if we are unfamiliar with the industry in which we invest. The realization of any unknown risks could prevent or limit us from realizing the projected benefits of the acquisitions or investments, which could adversely affect our financial condition and liquidity. In addition, our financial condition, results of operations and the ability to service our debt will be subject to the specific risks applicable to any company we acquire or in which we invest.
We are subject to particular risks associated with real estate ownership, which could result in unanticipated losses or expenses.
Following our recent acquisition of real estate, our business is subject to many risks that are associated with the ownership of real estate. For example, if our tenants do not renew their leases or default on their leases, we may be unable to re-lease the facilities at favorable rental rates. Other risks that are associated with real estate acquisition and ownership include, without limitation, the following:

•	general liability, property and casualty losses, some of which may be uninsured;

•	the inability to purchase or sell our assets rapidly to respond to changing economic conditions, due to the illiquid nature of real estate and the real estate market;

•	leases which are not renewed or are renewed at lower rental amounts at expiration;

•	the default by a tenant or guarantor under any lease;

•	costs relating to maintenance and repair of our facilities and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act;

•	environmental hazards created by prior owners or occupants, existing tenants, mortgagors or other persons for which we may be liable;

•	acts of God affecting our properties; and

•	acts of terrorism affecting our properties.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could materially harm our business.
We rely on information technology and systems, including the Internet, commercially available software, and other applications, to process, transmit, store, and safeguard information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information and other valuable or confidential information. If we experience material failures, inadequacies, or interruptions or security failures of our information technology, we could incur material costs and losses. Further, third-party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to us or to our customers. We rely on commercially available systems, software, tools, and monitoring, as well as other applications and internal procedures and personnel, to provide security for processing, transmitting, storing, and safeguarding confidential information such as personally identifiable information related to our employees and others, information regarding financial accounts, and information regarding customers and vendors. We take various actions, and we incur significant costs, to maintain and protect the operation and security of our information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of information. Security breaches, computer viruses, attacks by hackers, online fraud schemes, and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets, or unauthorized disclosure of confidential information. For example, in April 2019, we became aware that we had been a victim of criminal fraud commonly referred to as “business email compromise fraud.” The incident involved the impersonation of an officer of the Company and improper access to his email, resulting in the transfer by the Company of funds to a third-party account.
Despite any defensive measures we take to manage threats to our business, our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of such threats in light of advances in computer capabilities, new discoveries in the field of cryptography, new and sophisticated methods used by criminals including phishing, social engineering, or other illicit acts, or other events or developments that we may be unable to anticipate or fail to adequately mitigate. Any failure to maintain the security, proper function and availability of our information technology and systems, or certain third-party vendors’ failure to similarly protect their information technology and systems that are relevant to our operations, or to safeguard our business processes, assets, and information could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts, and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect us.
Risks Related to our Indebtedness
On March 29, 2019, we entered into the SNB Loan Agreement, with Sterling National Bank, a national banking association. The SNB Loan Agreement is a five-year revolving credit facility (maturing in March 2024), which, as amended, has a maximum credit amount of $20 million. We used a portion of the financing made available under the SNB Loan Agreement to refinance and terminate, effective as of March 29, 2019, our previous credit facility under the Comerica Credit Agreement.
Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.
Our indebtedness could have important consequences for us and our stockholders. For example, the SNB Loan Agreement requires a balloon payment at the termination of the facility in March 2024, which may require us to dedicate a substantial portion of our cash flow from operations to this future payment if we feel we cannot be successful in our ability to refinance in the future, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and acquisitions, and for other general corporate purposes. In addition, our indebtedness could:

•	increase our vulnerability to adverse economic and competitive pressures in our industry;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	limit our ability to borrow additional funds on terms that are acceptable to us or at all.
The SNB Loan Agreement governing our indebtedness contains restrictive covenants that will restrict our operating flexibility and require that we maintain specified financial ratios. If we cannot comply with these covenants, we may be in default under the SNB Loan Agreement.
The SNB Loan Agreement governing our indebtedness contains restrictions and limitations on our ability to engage in activities that may be in our long-term best interests. The SNB Loan Agreement contains affirmative and negative covenants that limit and restrict, among other things, our ability to:

•	incur additional debt;

•	sell assets;

•	incur liens or other encumbrances;

•	make certain restricted payments and investments;

•	acquire other businesses; and

•	merge or consolidate.
The SNB Loan Agreement limits our ability to pay dividends and to redeem our equity securities if such dividend or redemption would result in our non-compliance with the financial covenants in the SNB Loan Agreement, there is insufficient borrowing availability under the SNB Loan Agreement, or if there is a default or event of default under the SNB Loan Agreement that has occurred and is continuing. The Company may, therefore be required to reduce or eliminate its dividends, if any, including on the Series A Preferred Stock (if any outstanding), and/or may be unable to redeem shares of the Series A Preferred Stock (if any outstanding) until compliance with such financial covenants can be met.
The SNB Loan Agreement contains a fixed charge coverage ratio covenant and a leverage ratio covenant. Going forward, we may not have the ability to meet these and other covenants under the SNB Loan Agreement depending on a number of factors including, without limitation, the performance of our business, capital allocation decisions made by the Company, or events beyond our control.
Our failure to comply with our covenants and other obligations under the SNB Loan Agreement may result in an event of default thereunder. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness (together with accrued interest and fees), or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. This could have serious consequences to our financial condition, operating results, and business, and could cause us to become insolvent or enter bankruptcy proceedings, and stockholders may lose all or a portion of their investment because of the priority of the claims of our creditors on our assets.
Substantially all of our assets have been pledged to SNB as security for our indebtedness under the SNB Loan Agreement.
Pursuant to the SNB Loan Agreement, the SNB Loan Agreement is secured by a first-priority security interest in substantially all of the assets of the Company and its subsidiaries and a pledge of all shares and equity interests of the Company’s subsidiaries. Upon the occurrence and during the continuation of an event of default under the SNB Loan Agreement, SNB may, among other things, declare the loans and all other obligations under the SNB Loan Agreement immediately due and payable and increase the interest rate at which loans and obligations under the SNB Loan Agreement bear interest. The exercise by SNB of remedies provided under the SNB Loan Agreement in the event of a default thereunder may have a material adverse effect on the liquidity, financial condition and results of operations of the Company and could cause the Company to become bankrupt or insolvent. In the event of any bankruptcy, liquidation, dissolution, reorganization, or similar proceeding against us, the assets that are pledged as collateral securing any unpaid amounts under the SNB Loan Agreement must first be used to pay such amounts, as well as any other obligation secured by the pledged assets, in full, before making any distributions to our stockholders. In the event of any of the foregoing, our stockholders could lose all or a part of their investment.
If we are unable to generate or borrow sufficient cash to make payments on our indebtedness, our financial condition would be materially harmed, our business could fail, and stockholders may lose all of their investment.
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
The SNB Loan Agreement allows the Company to elect for amounts borrowed under the SNB Loan Agreement to be subject to a floating interest rate which may change with market interest rates. An increase in prevailing interest rates would have an effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our indebtedness.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
On April 22, 2019, the Company determined that it had been the victim of a criminal security breach commonly referred to as “business email compromise fraud.” The Company self-discovered this fraudulent activity and promptly initiated contact with its bank and federal law enforcement authorities. As a result of these efforts, the Company has recovered the full amount of the funds transferred. The Company’s internal investigation of this matter and law enforcement actions are ongoing.
While the Company’s internal controls were followed, this incident of email compromise fraud indicates that the design of the Company’s controls needs to be improved. The Company is in the process of enhancing controls relating to electronic transfers, as well as the ability of our personnel to identify and block attempts by third parties to fraudulently receive electronic payments from us. Our management believes that the foregoing actions will improve our internal controls regarding the detection of fraudulent activities and the safeguarding of our assets.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1
Purchase and Sale Agreement, dated March 27, 2019, by and between RJF – Keiser Real Estate, LLC and 56 Mechanic Falls Road, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2019).

10.2
Purchase and Sale Agreement, dated April 3, 2019, by and between KBS Builders, Inc. and 947 Waterford Road, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2019).

10.3
Purchase and Sale Agreement, dated April 3, 2019, by and between KBS Builders, Inc. and 300 Park Street, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2019).

10.4
Lease Agreement, dated April 3, 2019, by and between KBS Builders, Inc. and 947 Waterford Road, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2019).

10.5
Lease Agreement, dated April 3, 2019, by and between KBS Builders, Inc. and 300 Park Street, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2019).

10.6*	Lease Agreement, dated April 3, 2019, by and between KBS Builders, Inc. and 56 Mechanic Falls Road, LLC
10.7*	First Amendment to Lease, dated April 18, 2019, by and between 56 Mechanic Falls Road, LLC and KBS Builders, Inc.
10.8
Loan and Security Agreement, dated March 29, 2019, by and among Digirad Corporation, certain subsidiaries of the Digirad Corporation identified on the signature pages thereto, and Sterling National Bank (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2019).

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

DIGIRAD CORPORATION

Date:	May 8, 2019	By:	/s/ MATTHEW G. MOLCHAN
Matthew G. Molchan President and Chief Executive Officer (Principal Executive Officer, Duly Authorized Officer)