Form 10-Q
period 2019-06-30
DIGIRAD CORP
filed 2019-08-13
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒
As of July 30, 2019 the registrant had 2,042,493 shares of Common Stock ($0.0001 par value) outstanding.

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
DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Services	$22,749	$24,324	$44,138	$46,947
Product and product-related	3,049	2,756	5,572	5,598
Real estate operations	—	—	—	—
Total revenues	25,798	27,080	49,710	52,545

Cost of revenues:
Services	18,648	20,023	36,842	39,284
Product and product-related	1,969	1,490	3,706	3,087
Real estate operations	177	—	177	—
Total cost of revenues	20,794	21,513	40,725	42,371

Gross profit	5,004	5,567	8,985	10,174

Operating expenses:
Marketing and sales	1,215	1,461	2,358	2,928
General and administrative	3,652	3,522	7,342	7,914
Amortization of intangible assets	283	356	566	713
Goodwill impairment	—	476	—	476
Merger and finance costs	1,000	—	1,000	—
Total operating expenses	6,150	5,815	11,266	12,031

Loss from operations	(1,146)	(248)	(2,281)	(1,857)

Other expense:
Other expense, net	(5)	(19)	(203)	(36)
Interest expense, net	(254)	(189)	(435)	(363)
Loss on sale of building	(232)	—	(232)	—
Loss on extinguishment of debt	—	—	(151)	(43)
Total other expense	(491)	(208)	(1,021)	(442)

Loss before income taxes	(1,637)	(456)	(3,302)	(2,299)
Income tax benefit	162	106	170	561
Net loss from continuing operations	(1,475)	(350)	(3,132)	(1,738)
Net income from discontinued operations	266	—	266	5,494
Net (loss) income	$(1,209)	$(350)	$(2,866)	$3,756

Net (loss) income per share—basic and diluted
Continuing operations	$(0.72)	$(0.17)	$(1.54)	$(0.86)
Discontinued operations	0.13	—	0.13	2.73
Net (loss) income per share—basic and diluted	$(0.59)	$(0.17)	$(1.41)	$1.87

Dividends declared per common share	$—	$0.55	$—	$1.10

Net (loss) income	$(1,209)	$(350)	$(2,866)	$3,756
Other comprehensive (loss) income:
Reclassification of tax provision impact	—	—	22	—
Reclassification of unrealized gains on equity securities to retained earnings	—	—	—	(17)
Total other comprehensive income (loss)	—	—	22	(17)
Comprehensive (loss) income	$(1,209)	$(350)	$(2,844)	$3,739
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$864	$1,545
Restricted cash	168	167
Equity securities	17	153
Accounts receivable, net	12,783	12,642
Inventories, net	5,781	5,402
Other current assets	1,456	1,285
Total current assets	21,069	21,194
Property and equipment, net	24,324	21,645
Operating lease right-of-use assets, net	3,973	—
Intangible assets, net	4,662	5,228
Goodwill	1,745	1,745
Restricted cash	—	101
Deferred tax assets	75	—
Investments in and receivables from related parties	1,275	275
Other assets	728	406
Total assets	$57,851	$50,594

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,584	$5,206
Accrued compensation	4,121	3,862
Accrued warranty	283	197
Deferred revenue	1,455	1,687
Operating lease liabilities	1,427	—
Other current liabilities	2,939	2,265
Total current liabilities	14,809	13,217
Long-term debt	15,314	9,500
Deferred tax liabilities	121	121
Operating lease liabilities, net of current portion	2,674	—
Other liabilities	1,721	1,956
Total liabilities	34,639	24,794

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 30,000,000 shares authorized; 2,042,493 and 2,024,979 shares issued and outstanding (net of treasury shares) at June 30, 2019 and December 31, 2018, respectively	2	2
Treasury stock, at cost; 258,849 shares at June 30, 2019 and December 31, 2018	(5,728)	(5,728)
Additional paid-in capital	145,706	145,428
Accumulated other comprehensive loss	—	(22)
Accumulated deficit	(116,768)	(113,880)
Total stockholders’ equity	23,212	25,800
Total liabilities and stockholders’ equity	$57,851	$50,594
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net (loss) income	$(2,866)	$3,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,094	3,842
Amortization of intangible assets	566	727
Amortization of operating lease right-of-use assets	604	—
Provision for bad debt	109	82
Stock-based compensation	302	371
Goodwill impairment	—	476
Gain on disposal of discontinued operations	(350)	(6,261)
Amortization of loan issuance costs	28	21
Debt issuance costs write-off	151	43
Financing costs write-off	273	—
Loss (gain) on sale of assets	24	(238)
Deferred income taxes	(75)	120
Other, net	(23)	36
Changes in operating assets and liabilities:
Accounts receivable	(348)	3,219
Inventories	(290)	(463)
Other assets	(529)	339
Accounts payable	(694)	(73)
Accrued compensation	262	(1,385)
Deferred revenue	159	(844)
Operating lease liabilities	(625)	—
Other liabilities	596	(727)
Net cash provided by operating activities	368	3,041

Investing activities
Purchases of property and equipment	(1,446)	(919)
Purchase of real estate from related and third parties	(5,180)	—
Proceeds from sale of property and equipment	1,320	325
Purchases of equity securities	—	(14)
Proceeds from sales of equity securities	140	—
Proceeds from sale of discontinued operations	—	6,844
Payments to acquire interest in joint ventures	(1,000)	—
Net cash (used in) provided by investing activities	(6,166)	6,236

Financing activities
Proceeds from long-term borrowings	40,982	18,125
Repayment of long-term debt	(35,168)	(25,125)
Loan issuance costs	(404)	(7)
Dividends paid	—	(2,212)
Taxes paid related to net share settlement of equity awards	(24)	(74)
Repayment of obligations under finance leases	(369)	(450)
Net cash provided by (used in) financing activities	5,017	(9,743)
Net decrease in cash, cash equivalents, and restricted cash	(781)	(466)
Cash, cash equivalents, and restricted cash at beginning of period	1,813	2,220
Cash, cash equivalents, and restricted cash at end of period	$1,032	$1,754
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock		Treasury Stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2018	2,025	$2	$(5,728)	$145,428	$(22)	$(113,880)	$25,800
Stock-based compensation	—	—	—	112	—	—	112
Shares issued under stock incentive plans, net of shares withheld for employee taxes	6	—	—	(24)	—	—	(24)
Net loss	—	—	—	—	—	(1,657)	(1,657)
Reclassification of tax provision impact	—	—	—	—	22	—	22
Balance at March 31, 2019	2,031	$2	$(5,728)	$145,516	$—	$(115,537)	$24,253
Stock-based compensation	—	—	—	190	—	—	190
Shares issued under stock incentive plans, net of shares withheld for employee taxes	9	—	—	—	—	—	—
Shares issued for fractional shares in conjunction with reverse stock split	2	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,209)	(1,209)
Reclassification of tax provision impact	—	—	—	—	—	(22)	(22)
Balance at June 30, 2019	2,042	$2	$(5,728)	$145,706	$—	$(116,768)	$23,212

	Common stock		Treasury Stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2017	2,006	$2	$(5,728)	$148,163	$(5)	$(114,633)	$27,799
Stock-based compensation	—	—	—	200	—	—	200
Shares issued under stock incentive plans, net of shares withheld for employee taxes	6	—	—	(69)	—	—	(69)
Dividends paid	—	—	—	(1,105)	—	—	(1,105)
Net income	—	—	—	—	—	4,106	4,106
Unrealized loss on securities available-for-sale	—	—	—	—	(17)	17	—
Balance at March 31, 2018	2,012	$2	$(5,728)	$147,189	$(22)	$(110,510)	$30,931
Stock-based compensation	—	—	—	171	—	—	171
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	—	(6)	—	—	(6)
Dividends paid	—	—	—	(1,107)	—	—	(1,107)
Net loss	—	—	—	—	—	(350)	(350)
Balance at June 30, 2018	2,012	$2	$(5,728)	$146,247	$(22)	$(110,860)	$29,639
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
Sale of Telerhythmics, LLC
On October 31, 2018, the Company entered into a membership interest purchase agreement (the “Telerhythmics Purchase Agreement”) with G Medical Innovations USA, Inc. (“G Medical”), pursuant to which we sold all the outstanding membership interests in Telerhythmics (“Telerhythmics”) to G Medical. The total consideration related to the Telerhythmics Purchase Agreement was $1.95 million in cash, which was paid at the closing on October 31, 2018. In connection with the transaction, the Company agreed to make partial monthly rent payments aggregating $0.2 million through January 2021. The Telerhythmics Purchase Agreement includes customary representations, warranties, covenants, and indemnification obligations of the parties, including a non-competition covenant by the Company. The gain on the sale of Telerhythmics, LLC was approximately $19 thousand.
Reverse Stock Split
On May 31, 2019, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation (the “Amendment”) in order to effect a reverse stock split of the issued and outstanding shares of its common stock at a ratio of 1-for-10 (the “Reverse Stock Split”) and to reduce of the number of authorized shares of common stock to 30 million shares authorized (the “Share Reduction”). The Reverse Stock Split was implemented for the purpose of regaining compliance with the minimum bid price requirement for continued listing of the Company’s common stock on the Nasdaq Global Market.
The Reverse Stock Split and the Share Reduction became effective on June 4, 2019, at which time (a) every ten shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock and (b) the number of authorized shares of common stock under the Company’s Restated Certificate of Incorporation, as amended, was automatically reduced to 30 million shares authorized. No fractional shares were issued in connection with the Reverse Stock Split. Instead, the Company issued one full share of the post-Reverse Stock Split common stock to any stockholder who would have been entitled to receive a fractional share as a result of the Reverse Stock Split. The Amendment did not affect the par value of the Company’s common stock. The Company’s common stock began trading on a split-adjusted basis on June 5, 2019.
The Amendment, effecting the Reverse Stock Split and the Share Reduction, was approved by the stockholders of the Company at the Company’s 2019 Annual Meeting of Stockholders held on May 1, 2019. In connection with approving the Reverse Stock Split, the Company’s stockholders granted authority to the Company’s board of directors to determine, at its discretion, a ratio within the range of 1-for-5 to 1-for-10, at which to effectuate the Reverse Stock Split. The Reverse Stock Split was approved by the Company’s board of directors on March 8, 2019, and the ratio of 1-for-10 was approved by the Company’s board of directors on May 15, 2019.

The terms of equity awards under the Company’s incentive plans, including the per share exercise price of options and the number of shares issuable under outstanding awards, were converted on the effective date of the Reverse Stock Split in proportion to the reverse split ratio (subject to adjustment for fractional interests). In addition, the total number of shares of common stock that may be the subject of future grants under the Company’s incentive plans were adjusted and proportionately decreased as a result of the Reverse Stock Split.
All authorized, issued, and outstanding stock and per share amounts contained in the accompanying condensed consolidated financial statements have been adjusted to reflect the 1-for-10 Reverse Stock Split for all prior periods presented. The Reverse Stock Split was effective June 4, 2019.
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
Lessee Accounting
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
Lessor Accounting
We determine lease classification at the commencement date. Leases not classified as sales-type or direct financing leases are classified as operating leases. The primary accounting criteria we use for  lease classification are (a) review to determine if the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (b) review to determine if the lease grants the lessee a purchase option that the lessee is reasonably certain to exercise, (c) determine, using a seventy-five percent or more threshold, if the lease term is for a major part of the remaining economic life of the underlying asset (however, we do not use this classification criterion when the lease commencement date falls within the last 25 percent of the total economic life of the underlying asset) and (d) determine, using a ninety percent or more threshold, if the present value of the sum of the lease payments and any residual value guarantees equal or exceeds substantially all of the fair value of the underlying asset. We do not lease equipment of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Each of the Company’s leases is classified as an operating lease.
The Company elected the operating lease practical expedient for its leases to not separate non-lease components of regular maintenance services from associated lease components. This practical expedient is available when both of the following are met: (i) the timing and pattern of transfer of the non-lease components and associated lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease.
Property taxes paid by the lessor that are reimbursed by the lessee are considered to be lessor costs of owning the asset, and are recorded gross with revenue included in other non-interest income and expense recorded in operating expenses.
The Company selected a lessor accounting policy election to exclude from revenue and expenses sales taxes and other similar taxes assessed by a governmental authority on lease revenue-producing transactions and collected by the lessor from a lessee.
Operating lease equipment is carried at cost less accumulated depreciation. Operating lease equipment is depreciated to its estimated residual value using the straight-line method over the lease term or estimated useful life of the asset.

Rental revenue on operating leases is recognized on a straight-line basis over the lease term unless collectibility is not probable. In these cases rental revenue is recognized as payments are received.
Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amended the existing accounting standards for the accounting for leases. Most significant among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted ASC 842 beginning January 1, 2019, using the modified-retrospective method, which will result in a cumulative effect adjustment to accumulated deficit at the beginning of 2019, rather than adjustments to the comparative prior periods presented in the financial statements. In connection with the adoption, the Company has elected to utilize the package of practical expedients, including: (1) not reassess the lease classification for any expired or existing leases, (2) not reassess the treatment of initial direct costs as they related to existing leases, and (3) not reassess whether expired or existing contracts are or contain leases. Upon adoption, the Company recorded right-of-use assets and lease liabilities on its condensed consolidated balance sheet of $3.8 million and $3.9 million, respectively, primarily related to real estate and vehicle leases. See Note 6 Leases for further detail.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company early adopted ASU 2018-15 beginning January 1, 2019, and applied the guidance prospectively to the implementation costs incurred in its NetSuite ERP implementation. As of June 30, 2019, the Company has capitalized $0.1 million of implementation costs.
Note 2. Discontinued Operations
On February 1, 2018, the Company completed the sale of its customer contracts relating to our MDSS post-warranty service business to Philips pursuant to an Asset Purchase Agreement, dated as of December 22, 2017, for $8.0 million. The total cash proceeds were adjusted for deferred revenue liabilities assigned to Philips at the closing date, as well as $0.5 million of proceeds held in escrow, subject to claims for breaches of general representation and warranties, which was recorded in other current assets at the date of sale. All claims were settled as of December 31, 2018. Prior to the sale of the customer contracts, we received notification from Philips on September 28, 2017, that our distribution agreement to sell Philips imaging systems on a commission basis would be terminated, effective December 31, 2017. As a result, our product sales activities within our MDSS reportable segment were also discontinued effective in the first quarter of 2018.
For the six months ended June 30, 2019, Digirad recognized a $0.4 million gain for the remaining settlement of the warranty claims in regards to equipment sold to Phillips.
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

The following table presents financial results of the MDSS business (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenues	$—	$165	$—	$789
Total cost of revenues	—	30	—	546
Gross profit	—	135	—	243
Operating expenses:
Marketing and sales	—	—	—	85
General and administrative	—	—	—	172
Amortization of intangible assets	—	—	—	13
Gain on sale of discontinued operations	(350)	—	(350)	(6,261)
Total operating expenses	(350)	—	(350)	(5,991)
Income from discontinued operations	350	135	350	6,234
Interest expense	—	—	—	(26)
Income from discontinuing operations before income taxes	350	135	350	6,208
Income tax expense	(84)	(135)	(84)	(714)
Income from discontinuing operations	$266	$—	$266	$5,494
The following table presents supplemental cash flow information of discontinued operations (in thousands):

	Six Months Ended June 30,
	2019	2018
Operating activities:
Depreciation	$—	$2
Amortization of intangible assets	$—	$13
Gain on sale of discontinued operations	$(350)	$(6,261)
Stock-based compensation	$—	$(1)
Investing activities:
Proceeds from the sale of discontinued operations	$—	$6,844
Note 3. Revenue
Product and Product-Related Revenues and Services Revenue
Product and product-related revenue are generated from the sale of gamma cameras and post-warranty maintenance service contracts within our Diagnostic Imaging reportable segment.
Services revenue are generated from providing diagnostic imaging services to customers within our Diagnostic Services and Mobile Healthcare reportable segments. Services revenue also includes lease income generated from interim rentals of imaging systems to our customers.
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
The majority of our contracts have a single performance obligation as we provide a series of distinct services that are substantially the same and are transferred with the same pattern to the customer. For contracts with multiple performance obligations, we allocate the total transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. We use an observable price to determine the stand-alone selling price for separate performance obligations or when an observable price is not available, we use a cost plus margin approach.
Our products are generally not sold with a right of return and the Company does not provide significant credits or incentives, which may be required for as variable consideration when estimating the amount of revenue to be recognized.

Disaggregation of Revenue
The following tables present our revenues for the three and six months ended June 30, 2019 and 2018, disaggregated by major source (in thousands):

	Three Months Ended June 30, 2019
	Diagnostic Services	Diagnostic Imaging	Mobile Healthcare	Total
Major Goods/Service Lines
Mobile Imaging	$12,148	$—	$8,085	$20,233
Camera	—	1,494	—	1,494
Camera Support	—	1,555	—	1,555
Revenue from Contracts with Customers	12,148	3,049	8,085	23,282
Lease Income - Equipment	170	—	2,346	2,516
Total Revenues	$12,318	$3,049	$10,431	$25,798

Timing of Revenue Recognition
Services and goods transferred over time	$12,318	$1,500	$10,268	$24,086
Services and goods transferred at a point in time	—	1,549	163	1,712
Total Revenues	$12,318	$3,049	$10,431	$25,798

	Six Months Ended June 30, 2019
	Diagnostic Services	Diagnostic Imaging	Mobile Healthcare	Total
Major Goods/Service Lines
Mobile Imaging	$23,733	$—	$15,579	$39,312
Camera	—	2,298	—	2,298
Camera Support	—	3,274	—	3,274
Revenue from Contracts with Customers	23,733	5,572	15,579	44,884
Lease Income - Equipment	311	—	4,515	4,826
Total Revenues	$24,044	$5,572	$20,094	$49,710

Timing of Revenue Recognition
Services and goods transferred over time	$24,044	$3,051	$19,793	$46,888
Services and goods transferred at a point in time	—	2,521	301	2,822
Total Revenues	$24,044	$5,572	$20,094	$49,710

	Three Months Ended June 30, 2018
	Diagnostic Services	Diagnostic Imaging	Mobile Healthcare	Total
Major Goods/Service Lines
Mobile Imaging	$13,075	$—	$8,554	$21,629
Camera	—	913	—	913
Camera Support	—	1,809	—	1,809
Revenue from Contracts with Customers	13,075	2,722	8,554	24,351
Lease Income - Equipment	192	34	2,503	2,729
Total Revenues	$13,267	$2,756	$11,057	$27,080

Timing of Revenue Recognition
Services and goods transferred over time	$12,123	$1,630	$10,986	$24,739
Services and goods transferred at a point in time	1,144	1,126	71	2,341
Total Revenues	$13,267	$2,756	$11,057	$27,080

	Six Months Ended June 30, 2018
	Diagnostic Services	Diagnostic Imaging	Mobile Healthcare	Total
Major Goods/Service Lines
Mobile Imaging	$24,973	$—	$16,633	$41,606
Camera	—	1,983	—	1,983
Camera Support	—	3,553	—	3,553
Revenue from Contracts with Customers	24,973	5,536	16,633	47,142
Lease Income - Equipment	319	62	5,022	5,403
Total Revenues	$25,292	$5,598	$21,655	$52,545

Timing of Revenue Recognition
Services and goods transferred over time	$23,087	$3,350	$21,477	$47,914
Services and goods transferred at a point in time	2,205	2,248	178	4,631
Total Revenues	$25,292	$5,598	$21,655	$52,545
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
Lease Income
Within our real estate division under Star Real Estate Holdings USA, Inc. (“SRE”), we generate income from the lease of commercial properties and equipment. As an initial transaction to create our real estate division under SRE and launch that aspect of the Company’s conversion into a diversified holding company (the “HoldCo Conversion”), we purchased three plants in Maine that manufacture modular buildings and leased these three properties.
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
Changes in the deferred revenues for six months ended June 30, 2019, is as follows (in thousands):

Balance at December 31, 2018	$1,713
Revenue recognized that was included in balance at beginning of the year	(929)
Deferred revenue, net, related to contracts entered into during the year	690
Balance at June 30, 2019	$1,474
Included in the balances above as of June 30, 2019 and December 31, 2018 is non-current deferred revenue included in other liabilities of $19 thousand and $26 thousand, respectively.
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
Note 4. Basic and Diluted Net Income (Loss) Per Share
For the three and six months ended June 30, 2019 and 2018, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is calculated to give effect to all dilutive securities, if applicable, using the treasury stock method. In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.
The following table sets forth the reconciliation of shares used to compute basic and diluted net (loss) income per share for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Loss from continuing operations	$(1,475)	$(350)	$(3,132)	$(1,738)
Income from discontinued operations	266	—	266	5,494
Net (loss) income	$(1,209)	$(350)	$(2,866)	$3,756

Weighted-average shares outstanding—basic and diluted	2,038	2,012	2,034	2,011

(Loss) income per common share—basic and diluted
Continuing operations	$(0.72)	$(0.17)	$(1.54)	$(0.86)
Discontinued operations	0.13	—	0.13	2.73
Net (loss) income per common share—basic and diluted	$(0.59)	$(0.17)	$(1.41)	$1.87
The computation of diluted earnings per share excludes stock options and stock units that are anti-dilutive. The following common stock equivalents were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	111	36	106	26
Restricted stock units	34	23	32	17
Total	145	59	138	43

Note 5. Supplementary Balance Sheet Information
The components of inventories are as follows (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$2,904	$2,419
Work-in-process	2,133	2,307
Finished goods	1,121	1,056
Total inventories	6,158	5,782
Less reserve for excess and obsolete inventories	(377)	(380)
Total inventories, net	$5,781	$5,402
Property and equipment consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Land	$604	$550
Buildings and leasehold improvements	5,445	1,989
Machinery and equipment	53,011	52,409
Computer hardware and software	4,471	4,490
Total property and equipment	63,531	59,438
Less accumulated depreciation	(39,207)	(37,793)
Total property and equipment, net	$24,324	$21,645
In April 2019, Digirad purchased three manufacturing facilities, including land, in Maine that manufacture modular buildings (two of which were purchased from KBS Builders, Inc., a wholly-owned subsidiary of ATRM (“KBS”) for $5.2 million and leased those three properties to KBS. Refer to lease income discussed in Note 3. Revenue.
Note 6. Leases
Lessee
We have operating and finance leases for corporate offices, vehicles, and certain equipment. Our leases have remaining lease terms of 1 year to 5 years, some of which include options to extend the leases and some of which include options to terminate the leases within 1 year. Operating leases are included separately in the condensed consolidated balance sheets and finance lease assets are included in property and equipment with the related liabilities included in other current liabilities and other liabilities in the condensed consolidated balance sheets.
The components of lease expense are as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$391	$717

Finance lease cost:
Amortization of finance lease assets	$269	$322
Interest on finance lease liabilities	32	65
Total finance lease cost	$301	$387
Supplemental cash flow information related to leases was as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$625
Operating cash flows from finance leases	$67
Financing cash flows from finance leases	$369

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$868
Finance leases	$422

Supplemental balance sheet information related to leases was as follows (in thousands):

June 30, 2019
Operating lease right-of-use assets, net	$3,973

Operating lease liabilities	$1,427
Operating lease liabilities, net of current	2,674
Total operating lease liabilities	$4,101

Finance lease assets	$3,978
Finance lease accumulated amortization	(1,266)
Finance lease assets, net	$2,712

Finance lease liabilities	$858
Finance lease liabilities, net of current	1,638
Total finance lease liabilities	$2,496

Weighted-Average Remaining Lease Term (in years)
Operating leases	3.2
Finance leases	2.9

Weighted-Average Discount Rate
Operating leases	5.00%
Finance leases	6.00%
We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of June 30, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
2019 (excludes the six-months ended June 30, 2019)	$813	$498
2020	1,524	924
2021	1,144	895
2022	643	336
2023	299	54
Thereafter	21	—
Total future minimum lease payments	$4,444	$2,707
Less amounts representing interest	343	211
Present value of lease obligations	$4,101	$2,496
Note 7. Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our financial assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at June 30, 2019 and December 31, 2018 (in thousands).

	Fair Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Equity securities	$17	$25	$—	$42

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Equity securities	$153	$6	$—	$159

The investment in equity securities consists of common stock of publicly traded companies. The level 2 securities are included in other assets on the Company’s condensed consolidated balance sheet. The fair value of these securities is based on the closing prices observed on June 30, 2019. During the six months ended June 30, 2019 the Company recorded in the condensed consolidated statement of operations an unrealized gain of $24 thousand and immaterial unrealized losses. During the year ended December 31, 2018 the Company recorded unrealized gains of $43 thousand and unrealized losses of $105 thousand.
We did not reclassify any investments between levels in the fair value hierarchy during the six months ended June 30, 2019.
The fair values of the Company’s revolving credit facility approximate carrying value due to the variable rate nature of these borrowings.
Note 8. Debt
A summary of long-term debt is as follows (in thousands):

	June 30, 2019		December 31, 2018
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - SNB	$15,314	4.90%	$—	—%
Revolving Credit Facility - Comerica	$—	—%	$9,500	4.87%
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers (collectively, the “Borrowers”); the Company, as guarantor; and Sterling National Bank, a national banking association, as lender (“SNB”).
The Loan Agreement is a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for both revolving loans and outstanding letter of credit obligations (the “SNB Credit Facility”). Under the SNB Credit Facility, Borrowers can request the issuance of letters of credit in an aggregate amount not to exceed $0.5 million at any one time outstanding. As of June 30, 2019, the Company had $0.1 million of letters of credit outstanding and had additional borrowing capacity of $4.7 million.
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
In connection with the SNB Credit Facility, in the six months ended June 30, 2019, the Company recognized a $0.2 million loss on extinguishment due to the write off of unamortized deferred financing costs associated with the Comerica Credit Agreement.
At June 30, 2019, the Company was in compliance with all covenants.

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
As a result of the intraperiod tax allocation rules, for the six months ended June 30, 2019, the Company recorded an income tax benefit of $0.2 million and an income tax expense of $0.1 million within continuing operations and discontinued operations, respectively. For the six months ended June 30, 2018, the Company recorded an income tax benefit of $0.6 million and $0.7 million of income tax expense within continuing operations and discontinued operations, respectively.
As of June 30, 2019, we had unrecognized tax benefits of approximately $3.6 million related to uncertain tax positions. Included in the unrecognized tax benefits were $3.2 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.
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
Segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue by segment:
Diagnostic Services	$12,318	$13,267	$24,044	$25,292
Diagnostic Imaging	3,049	2,756	5,572	5,598
Mobile Healthcare	10,431	11,057	20,094	21,655
Real Estate Holdings	—	—	—	—
Consolidated revenue	$25,798	$27,080	$49,710	$52,545

Gross profit by segment:
Diagnostic Services	$2,805	$2,969	$5,386	$5,216
Diagnostic Imaging	1,080	1,266	1,866	2,511
Mobile Healthcare	1,296	1,332	1,910	2,447
Real Estate Holdings	(177)	—	(177)	—
Consolidated gross profit	$5,004	$5,567	$8,985	$10,174

(Loss) income from operations by segment:
Diagnostic Services	$1,957	$1,096	$3,693	$2,089
Diagnostic Imaging	565	1,035	908	1,654
Mobile Healthcare	439	72	(184)	21
Real Estate Holdings	(199)	—	(199)	—
Unallocated corporate and other expenses	(2,908)	(1,975)	(5,499)	(5,145)
Segment (loss) income from operations	(146)	228	(1,281)	(1,381)
Goodwill impairment	—	(476)	—	(476)
Merger and finance costs	$(1,000)	$—	$(1,000)	$—
Consolidated loss from operations	$(1,146)	$(248)	$(2,281)	$(1,857)

Depreciation and amortization by segment:
Diagnostic Services	$305	$936	$609	$1,240
Diagnostic Imaging	73	74	151	152
Mobile Healthcare	1,438	1,750	2,865	3,177
Real Estate Holdings	35	—	35	—
Total depreciation and amortization	$1,851	$2,760	$3,660	$4,569
The Company formed a real estate segment through its Star Real Estate Holdings USA, Inc. (“SRE”) segment. SRE will hold significant real estate assets with the intent to create revenues through its leasing operations.

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
ATRM
Jeffrey E. Eberwein, the Chairman of our board of directors and the Chairman of the board of directors of ATRM Holdings, Inc., (“ATRM”), owns approximately 2.7% of our outstanding common stock and approximately 17.4% of the outstanding common stock of ATRM. Mr. Eberwein is also the Chief Executive Officer of Lone Star Value Management, LLC, which is the investment manager of Lone Star Value Investors, LP (“LSVI”). LSVI owns 222,577 shares of ATRM’s 10.0% Series B Cumulative Preferred Stock (the “ATRM Preferred Stock”) and another 374,562 shares of ATRM Preferred Stock are owned directly by Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”).  Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of the securities owned by LSVI and LSV Co-Invest I. Mr. Eberwein disclaims beneficial ownership of ATRM Preferred Stock, except to the extent of his pecuniary interest therein.
Financial Assistance
On May 1, 2019, the special committee of the Company’s board of directors (the “Special Committee”) approved financial assistance by the Company to ATRM, in the form of advances or cash payments on behalf of ATRM, in order assist ATRM in becoming current with its financial statements and filings with the SEC. Under the terms of this approval, the Company was authorized to advance or spend up to an aggregate maximum amount of $0.4 million, with subsequent increments of $0.01 million subject to further approval by a designated member of the Special Committee. On July 30, 2019, the Special Committee increased the amount of financial assistance that the Company is authorized to provide to $0.8 million. The Company has entered into an agreement with ATRM pursuant to which ATRM has agreed to repay all financial assistance to ATRM if the proposed acquisition of ATRM was not consummated. As of June 30, 2019, the Company has made cash payments on behalf of ATRM of approximately $0.4 million.
Joint Venture
On December 14, 2018, Digirad and ATRM, entered into a joint venture and formed Star Procurement, LLC (“Star Procurement”), with Digirad and ATRM each holding a 50% interest. The purpose of the joint venture is to provide the service of purchasing and selling building materials and related goods to KBS with which Star Procurement entered into a Services Agreement on January 2, 2019. In accordance with the terms of the Star Procurement Limited Liability Company Agreement, Digirad made a $1.0 million capital contribution to the joint venture, which was made in January 2019. The investment in Star Procurement is included in other assets in the condensed consolidated balance sheets.

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
Acquisitions and Leases of Maine Facilities
Through its SRE subsidiary the Company purchased from KBS Builders, Inc. (“KBS”), a wholly-owned subsidiary of ATRM, two plants in Maine that manufacture modular buildings and leased these properties back to KBS, as further described below.
Waterford
On April 3, 2019, 947 Waterford Road, LLC (“947 Waterford”), a wholly-owned subsidiary of SRE, entered into a Purchase and Sale Agreement (the “Waterford Purchase Agreement”) with KBS pursuant to which 947 Waterford closed on the purchase of certain real property and related improvements (including buildings) located in Waterford, Maine (the “Waterford Facility”) from KBS, and acquired the Waterford Facility. The purchase price of the Waterford Facility was $1.0 million, subject to adjustment for taxes and other charges and assessments.
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
On March 27, 2019, 56 Mechanic Falls Road, LLC (“56 Mechanic”), a wholly-owned subsidiary of SRE, purchased from a third party certain property and equipment located in Oxford, Maine (the “Oxford Facility”). The transaction closed on April 25, 2019. The purchase price of the Oxford Facility was $1.2 million, subject to adjustment for taxes and other charges and assessments. On April 3rd and 18th of 2019, KBS signed a lease and an amendment, respectively, with 56 Mechanic (the “Oxford Lease”), which became effective upon the closing of the transaction. The initial term under the Oxford Lease will commence upon delivery of the Oxford Facility to KBS. The Oxford Lease has an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Oxford Lease are estimated to be between $1.4 million and $1.5 million in the aggregate. ATRM has unconditionally guaranteed the performance of all obligations under the Oxford Lease to be performed by KBS, including, without limitation, the payment of all required rent.

Note 13. Subsequent Events
Merger Agreement
 On July 3, 2019, the Company), Digirad Acquisition Corporation, a newly formed Minnesota corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and ATRM Holdings, Inc., a Minnesota corporation (“ATRM”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for, among other things, a business combination whereby Merger Sub will merge with and into ATRM, with ATRM as the surviving entity (the “Merger”). As a result of the Merger, the separate corporate existence of Merger Sub will cease and ATRM will continue as the surviving corporation and a wholly-owned subsidiary of the Company.
At the effective time of the Merger, (i) each share of ATRM common stock, par value $0.001 per share (“ATRM Common Stock”) issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive three one-hundredths (0.03) of a share of 10.0% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, of the Company (“Company Preferred Stock”) and (ii) each share of ATRM Preferred Stock, issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive two and one-half (2.5) shares of Company Preferred Stock.
As set forth in the proposed Certificate of Designation for the Company Preferred Stock contemplated under the Merger Agreement, the terms of the Company Preferred Stock will include, among other things: (i) dividends will be cumulative from (but excluding) the date of issue, and will be payable quarterly in arrears, at a rate of 10.0% per annum per $10.00 of stated liquidation preference per share (or $1.00 per share of Company Preferred Stock per year); (ii) following the fifth anniversary of issuance, the Company may redeem (at its option, in whole or in part) the Company Preferred Stock at a cash redemption price of $10.00 per share, plus any accumulated and unpaid dividends; (iii) upon a Change of Control Triggering Event, as defined in the Certificate of Designation, holders of the Company Preferred Stock may require the Company to redeem the Company Preferred Stock at a price of $10.00 per share, plus any accumulated and unpaid dividends; (iv) the Company Preferred Stock will not be subject to any sinking fund and will not be convertible into or exchangeable for any of other securities; and (v) holders of the Company Preferred Stock generally will have no voting rights except for certain limited voting rights, including in circumstances where dividends payable on the outstanding Company Preferred Stock are in arrears for six or more consecutive quarterly dividend periods and to amend the terms of the Company Preferred Stock if it would materially and adversely alter the rights of holders of the Company Preferred Stock.
The Company and ATRM have made customary representations, warranties and covenants in the Merger Agreement, including ATRM agreeing not to solicit alternative transactions or, subject to certain exceptions, to enter into discussions concerning, or provide confidential information in connection with, an alternative transaction. The Merger Agreement contains certain termination rights for both the Company and ATRM, and further provides that, upon termination of the Merger Agreement under certain circumstances, ATRM may be obligated to pay the Company a termination fee of up to $725,000, as well as up to $225,000 of the Company’s expenses.
The Merger is subject to various customary closing conditions, including, but not limited to, (i) approval by ATRM’s shareholders, (ii) the absence of any order, injunction, statute, rule, regulation or decree prohibiting, precluding, restraining, enjoining or making illegal the consummation of the Merger, (iii) the accuracy of the representations and warranties of each party, (iv) performance, in all material respects, of all obligations and compliance with, in all material respects, agreements and covenants to be performed or complied with by each party, (v) declaration of effectiveness of the Registration Statement on Form S-4 filed by the Company on July 19, 2019, and (vi) the completion of the Private Placement and the Issuance Option (each as defined below).
Prior to the effective time of the Merger, the Company shall have completed a private placement of Company Preferred Stock for gross proceeds to the Company of no less than $3.0 million (the “Private Placement”). The net proceeds of the Private Placement, after the payment of any expenses incurred in connection with the negotiation and consummation of the Private Placement, will be applied toward the costs and expenses of the Merger, including the repayment of certain ATRM debt. In addition, prior to the effective time of the Merger, the Company shall have entered into an agreement with Jeffrey Eberwein, the Company’s Chairman of the Board, pursuant to which the Company shall have the right to require Mr. Eberwein to acquire 100,000 shares of Company Preferred Stock at a price of $10 per share for aggregate proceeds of $1,000,000 at any time, in the Company’s discretion, during the 12 calendar months following the effective time of the Merger (the “Issuance Option”).

In addition, at the effective time of the Merger, each unvested share of restricted ATRM Common Stock or restricted ATRM Common Stock units that is outstanding under any ATRM stock plan shall be assumed by the Company and shall be converted automatically into a restricted share of Company Preferred Stock or restricted Company Preferred Stock units (as applicable), subject only to time-based vesting, and at an exchange ratio of three one-hundredths (0.03) of a share of Company Preferred Stock for each applicable share of ATRM Common Stock. Each share of restricted ATRM Common Stock or restricted ATRM Common Stock unit so adjusted shall otherwise be subject to the same terms and conditions which were applicable to the restricted ATRM Common Stock or restricted ATRM Common Stock unit under ATRM’s stock plans and the agreements evidencing grants thereunder, including as to vesting and settlement.
Proxy/Prospectus
Digirad and ATRM filed a proxy statement/prospectus as part of a registration statement on Form S-4 with the SEC on July 19, 2019, and filed an amended S-4/A on August 7, 2019, which was effective as of August 9, 2019. These filings constitute a prospectus of Digirad under Section 5 of the Securities Act of 1933, as amended, and the rules thereunder, with respect to the shares of Company Preferred Stock to be issued to ATRM shareholders in the Merger. In addition, these filings constitute a proxy statement under Section 14(a) of the Securities Exchange Act of 1934, as amended, and the rules thereunder, and a notice of meeting with respect to the special meeting of ATRM shareholders at which (a) holders of ATRM Common Stock and ATRM Preferred Stock will consider and vote upon the proposal to approve the Merger Agreement and the transactions contemplated thereby, including the Merger, (b) holders of ATRM Common Stock will consider and vote upon the proposal to approve, by an advisory vote, the change in control payments to ATRM’s President and Chief Executive Officer, and (c) holders of ATRM Common Stock will consider and vote upon the proposal to adjourn or postpone the ATRM special meeting, if necessary or appropriate, for, among other reasons, the solicitation of additional proxies.

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
In February of 2018, we completed the sale of our customer contracts relating to our MDSS post-warranty service business to Philips. On October 31, 2018, we sold our Telerhythmics business to G Medical Innovations USA, Inc., for $1.95 million cash. Our business is organized into four reportable segments: Diagnostic Services, Mobile Healthcare, Diagnostic Imaging, and Real Estate Holdings.
On September 10, 2018, we announced that our board of directors approved the conversion of Digirad into a diversified holding company (the “HoldCo Conversion”), and the potential acquisition of ATRM as an initial “kick-off” transaction (the “ATRM Acquisition”). ATRM is a modular building company consisting of two divisions, KBS Builders, Inc. (“KBS”) and EdgeBuilder, Inc. (“EdgeBuilder”). The KBS division manufactures and distributes modular housing units. EdgeBuilder manufactures engineered wood products used in modular construction, as well as distributes building materials through its Glenbrook Building Supply, Inc. (“Glenbrook”) unit. Both divisions serve the residential and commercial segments of the market. ATRM also wholly owns LSVM, a Connecticut investment advisor located in Greenwich, CT.
On December 14, 2018, Digirad and ATRM, entered into a joint venture and formed Star Procurement, with Digirad and ATRM each holding a 50% interest. The purpose of the joint venture is to provide the service of purchasing and selling building materials and related goods to KBS with which Star Procurement entered into a Services Agreement on January 2, 2019. In accordance with the terms of the Star Procurement Limited Liability Company Agreement, Digirad made a $1.0 million capital contribution to the joint venture, which was made in January 2019.
As part of the HoldCo Conversion, Digirad formed a real estate division under a newly formed subsidiary named Star Real Estate Holdings USA, Inc. (“SRE”) for the purposes of holding significant real estate assets that Digirad acquires. As an initial transaction to create Digirad’s real estate division under SRE and launch that aspect of the HoldCo Conversion, in April 2019, Digirad funded the initial purchase of three manufacturing facilities in Maine that manufacture modular buildings and leased those three properties. The funding of the assets acquisition was primarily through the revolver loan under our SNB Credit Facility. Digirad expects SRE to be substantially self-funded over time by raising its own capital in the form of commercial mortgages on the properties it owns or by raising other forms of external capital.
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

Discontinued Operations
On February 1, 2018, the Company completed the sale of its customer contracts relating to our MDSS post-warranty service business to Philips pursuant to an Asset Purchase Agreement, dated as of December 22, 2017 for $8.0 million. The Company deemed the disposition of our MDSS reportable segment in the first quarter of 2018 to represent a strategic shift that will have a major effect on our operations and financial results. In accordance with the provisions of FASB authoritative guidance on the presentation of financial statements, we have classified the results of our MDSS segment as discontinued operations in our condensed consolidated statement of operations for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations were reclassified as held for sale in Digirad’s consolidated balance sheet.
Business Segments
As of June 30, 2019, our business is organized into four reportable segments:
•Diagnostic Services
•Mobile Healthcare
•Diagnostic Imaging
•Real Estate Holdings
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
Real Estate Holdings. As part of the HoldCo Conversion, Digirad formed a real estate division under a newly formed subsidiary named Star Real Estate Holdings USA, Inc. (“SRE”) for the purposes of holding significant real estate assets that Digirad acquires. As an initial transaction to create Digirad’s real estate division under SRE and launch that aspect of the HoldCo Conversion, in April 2019, Digirad funded the initial purchase of three manufacturing facilities in Maine that manufacture modular buildings and leased those three properties. The funding of the assets acquisition was primarily through the revolver loan under our SNB Credit Facility. Digirad expects SRE to be substantially self-funded over time by raising its own capital in the form of commercial mortgages on the properties it owns or by raising other forms of external capital.
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
Real Estate Holdings. As part of the HoldCo Conversion, Digirad formed a real estate division under a newly formed subsidiary named Star Real Estate Holdings USA, Inc. (“SRE”) for the purposes of holding significant real estate assets that Digirad acquires. As an initial transaction to create Digirad’s real estate division under SRE and launch that aspect of the HoldCo Conversion, in April 2019, Digirad funded the initial purchase of three manufacturing facilities in Maine that manufacture modular buildings and leased those three properties. The funding of the assets acquisition was primarily through the revolver loan under our SNB Credit Facility. Digirad expects SRE to be substantially self-funded over time by raising its own capital in the form of commercial mortgages on the properties it owns or by raising other forms of external capital.
Proposed Acquisition of ATRM Holdings, Inc.
On September 10, 2018, we announced a potential acquisition of ATRM pursuant to a non-binding letter of intent with ATRM. On July 3, 2019, we announced that we had entered into an Agreement and Plan of Merger (the Merger Agreement) by and among the Company, Digirad Acquisition Corporation, a newly formed Minnesota corporation and wholly-owned subsidiary of the Company (Merger Sub), and ATRM. The Merger Agreement provides for, among other things, a business combination whereby Merger Sub will merge with and into ATRM, with ATRM as the surviving entity (the Merger). As a result of the Merger, the separate corporate existence of Merger Sub will cease and ATRM will continue as the surviving corporation and a wholly-owned subsidiary of the Company.

In the proposed Merger, each issued and outstanding share of common stock, par value $0.001 per share, of ATRM (“ATRM Common Stock”) will be converted into the right to receive 0.03 validly issued, fully paid and nonassessable shares of 10.0% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, of Digirad (“Company Preferred Stock”) and each issued and outstanding share of 10.0% Series B Cumulative Preferred Stock, par value $0.001 per share, of ATRM (“ATRM Preferred Stock”) will be converted into the right to receive 2.5 validly issued, fully paid and nonassessable shares of Company Preferred Stock, in each case subject to certain exceptions and with the rounding up of any fractional shares to the nearest whole share of Company Preferred Stock. Upon the effectiveness of the Merger, each share of ATRM Common Stock and each share of ATRM Preferred Stock issued and outstanding will no longer be outstanding and shall automatically be canceled and retired and shall cease to exist. ATRM will hold a special meeting of its shareholders at which the holders of ATRM Common Stock and ATRM Preferred Stock, voting as separate classes, will each be asked to approve the Merger Agreement and the transactions contemplated thereby, including the Merger. There can be no assurance that we will complete the ATRM Acquisition or the HoldCo Conversion.
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
Jeffrey E. Eberwein, the Chairman of our board of directors and the Chairman of the board of directors of ATRM, owns approximately 2.7% of our outstanding common stock and approximately 17.4% of the outstanding common stock of ATRM. Mr. Eberwein is also the Chief Executive Officer of Lone Star Value Management, LLC, which is the investment manager of Lone Star Value Investors, LP (“LSVI”). LSVI owns 222,577 shares of ATRM’s 10.0% Series B Cumulative Preferred Stock (the “ATRM Preferred Stock”) and another 374,562 shares of ATRM Preferred Stock are owned directly by Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”). Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of the securities owned by LSVI and LSV Co-Invest I. Mr. Eberwein disclaims beneficial ownership of ATRM Preferred Stock, except to the extent of his pecuniary interest therein.
Acquisitions and Leases of Maine Facilities
As an initial transaction to create our real estate division under SRE and launch that aspect of the Company’s conversion into a diversified holding company, we purchased three plants in Maine that manufacture modular buildings and leased these three properties, as further described below.
Oxford
On March 27, 2019, 56 Mechanic Falls Road, LLC (“56 Mechanic”), a wholly-owned subsidiary of SRE, entered into a Purchase and Sale Agreement (the “Oxford Purchase Agreement”) with RJF - Keiser Real Estate, LLC (“RJF”), pursuant to which 56 Mechanic will purchase certain real property and related improvements and personal property (including buildings, fixtures, and other improvements on the land, and all machinery and equipment and other personal property, if any, owned by RJF and located on the property) located in Oxford, Maine (the “Oxford Facility”) from RJF (the “Oxford Transaction”). The Oxford Transaction was closed on April 25, 2019. The purchase price of the Oxford Facility was $1.2 million, subject to adjustment for taxes and other charges and assessments.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2019 and 2018
The following table summarizes our results for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	Percent of Revenues	2018	Percent of Revenues	Change from Prior Year
					Dollars	Percent
Total revenues	$25,798	100.0%	$27,080	100.0%	$(1,282)	(4.7)%
Total cost of revenues	20,794	80.6%	21,513	79.4%	(719)	(3.3)%
Gross profit	5,004	19.4%	5,567	20.6%	(563)	(10.1)%
Total operating expenses	6,150	23.8%	5,815	21.5%	335	5.8%
Loss from operations	(1,146)	(4.4)%	(248)	(0.9)%	(898)	362.1%
Total other expense	(491)	(1.9)%	(208)	(0.8)%	(283)	136.1%
Loss before income taxes	(1,637)	(6.3)%	(456)	(1.7)%	(1,181)	259.0%
Income tax benefit	162	0.6%	106	0.4%	56	52.8%
Net loss from continuing operations	(1,475)	(5.7)%	(350)	(1.3)%	(1,125)	321.4%
Net income from discontinued operations	266	1.0%	—	—%	266	100.0%
Net loss	$(1,209)	(4.7)%	$(350)	(1.3)%	$(859)	245.4%
Revenues
Services Revenue
Services revenue by segment is summarized as follows (in thousands):

	Three Months Ended June 30,
	2019	2018	Change	% Change
Diagnostic Services	$12,318	$13,267	$(949)	(7.2)%
Mobile Healthcare	10,431	11,057	(626)	(5.7)%
Total Services Revenue	$22,749	$24,324	$(1,575)	(6.5)%
The decrease in Diagnostic Services revenue compared to the prior year quarter was primarily due to the sale of our Telerhythmics business in October 2018, resulting in a loss of revenues of $1.1 million, as well as a lower volume of days ran and studies performed, partially offset by a higher average mobile imaging rate per day.
The decrease in Mobile Healthcare revenue compared to the prior year quarter was primarily due to an increase in cancellations resulting in lower revenue of $0.6 million, and lower owned rental revenue of $0.3 million, partially offset by higher sublease rentals of $0.2 million and higher accessories sales. The utilization of our interim rentals can vary in each period based on customers that are in the midst of new construction or refurbishing their current facilities.
Product and Product-Related Revenue
Product and product-related revenue by segment is summarized as follows (in thousands):

	Three Months Ended June 30,
	2019	2018	Change	% Change
Diagnostic Imaging	$3,049	$2,756	$293	10.6%
The increase in Diagnostic Imaging revenue was due to an increase in the number of camera sales, partially offset by lower average selling prices.

Gross Profit
Services Gross Profit
Services gross profit and gross margin by segment is summarized as follows (in thousands):

	Three Months Ended June 30,
	2019	2018	% Change
Diagnostic Services gross profit	$2,805	$2,969	(5.5)%
Diagnostic Services gross margin	22.8%	22.4%

Mobile Healthcare gross profit	$1,296	$1,332	(2.7)%
Mobile Healthcare gross margin	12.4%	12.0%

Total Services gross profit	$4,101	$4,301	(4.7)%
Total Services gross margin	18.0%	17.7%
The increase in Diagnostic Services gross margin percentage was mainly due to sale of our Telerhythmics business in October 2018, which typically had narrow or negative gross margins.
The increase in Mobile Healthcare gross margin percentage was primarily due to a favorable mix of services provided, and $0.7 million lower of equipment maintenance costs.
Product and Product-Related Gross Profit
Product and product-related gross profit and margin by segment is summarized as follows (in thousands):

	Three Months Ended June 30,
	2019	2018	% Change
Diagnostic Imaging gross profit	$1,080	$1,266	(14.7)%
Diagnostic Imaging gross margin	35.4%	45.9%
The decrease in Diagnostic Imaging gross margin percentage was primarily due to higher material costs, and lower average selling prices compared to the prior year quarter.
Star Real Estate Holding Gross Profit
Star Real Estate Holding gross profit and margin is summarized as follows (in thousands):

	Three Months Ended June 30,
	2019	2018	% Change
Star Real Estate gross profit	$(177)	$—	(100.0)%
Star Real Estate gross margin	(100.0)%	—%
The Star Real Estate gross profit relates to depreciation expense and the write-off of some of the assets included with the three manufacturing facilities acquired in April 2019.

Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Three Months Ended June 30,				Percent of Revenues
	2019	2018	Change		2019	2018
			Dollars	Percent
Marketing and sales	$1,215	$1,461	$(246)	(16.8)%	4.7%	5.4%
General and administrative	3,652	3,522	130	3.7%	14.2%	13.0%
Amortization of intangible assets	283	356	(73)	(20.5)%	1.1%	1.3%
Goodwill impairment	—	476	(476)	(100.0)%	—%	1.8%
Merger and financing	1,000	—	1,000	100.0%	3.9%	—%
Total operating expenses	$6,150	$5,815	$335	5.8%	23.8%	21.5%
The decrease in marketing and sales expenses was primarily due to $0.2 million in savings from lower salaries and benefits resulting from lower headcount, as well as the sale of our Telerhythmics business in October 2018, which resulted in approximately $0.1 million in savings.
The increase in general and administrative expenses was primarily due to transaction costs related to bonus accrual and headcount variations.
The decrease in amortization of intangible assets was due to the sale of our Telerhythmics business in October 2018. Prior to the sale of Telerhythmics, the Company had recognized an approximately $0.5 million impairment on Telerhythmics related goodwill.
Merger and financing costs for three months ended June 30, 2019, is predominantly comprised of one-time costs related to the potential acquisition of ATRM, including an increase of $0.7 million in ATRM related expenses and a write-off of approximately $0.3 million of capitalized costs related to the Preferred Offering described below under “Liquidity and Capital Resources” in this MD&A.
Total Other Expense
Total other expense is summarized as follows (in thousands):

	Three Months Ended June 30,
	2019	2018
Other expense, net	$(5)	$(19)
Interest expense, net	(254)	(189)
Loss on sale of building	(232)	—
Total other expense	$(491)	$(208)
Interest expense, net, for the three months ended June 30, 2019 and 2018 is predominantly comprised of cash interest costs and related amortization of deferred issuance costs on our debt.
The loss on building relates to the completion of the sale of buildings and land in Fargo, North Dakota.
Income Tax Expense
For the three months ended June 30, 2019, the Company recorded an income tax benefit of $0.2 million within continuing operations. See Note 10 Income Taxes to the unaudited condensed consolidated financial statements for further information related to the Company’s income taxes.
Income from Discontinued Operations
See Note 2 Discontinued Operations of the unaudited condensed consolidated financial statements for information regarding discontinued operations.

Results of Operations
Comparison of the Six Months Ended June 30, 2019 and 2018
The following table summarizes our results for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	Percent of Revenues	2018	Percent of Revenues	Change from Prior Year
					Dollars	Percent
Total revenues	$49,710	100.0%	$52,545	100.0%	$(2,835)	(5.4)%
Total cost of revenues	40,725	81.9%	42,371	80.6%	(1,646)	(3.9)%
Gross profit	8,985	18.1%	10,174	19.4%	(1,189)	(11.7)%
Total operating expenses	11,266	22.7%	12,031	22.9%	(765)	(6.4)%
Loss from operations	(2,281)	(4.6)%	(1,857)	(3.5)%	(424)	22.8%
Total other expense	(1,021)	(2.1)%	(442)	(0.8)%	(579)	131.0%
Loss before income taxes	(3,302)	(6.6)%	(2,299)	(4.4)%	(1,003)	43.6%
Income tax benefit	170	0.3%	561	1.1%	(391)	(69.7)%
Net loss from continuing operations	(3,132)	(6.3)%	(1,738)	(3.3)%	(1,394)	80.2%
Net income from discontinued operations	266	0.5%	5,494	10.5%	(5,228)	(95.2)%
Net (loss) income	$(2,866)	(5.8)%	$3,756	7.1%	$(6,622)	(176.3)%
Revenues
Services Revenue
Services revenue by segment is summarized as follows (in thousands):

	Six Months Ended June 30,
	2019	2018	Change	% Change
Diagnostic Services	$24,044	$25,292	$(1,248)	(4.9)%
Mobile Healthcare	20,094	21,655	(1,561)	(7.2)%
Total Services Revenue	$44,138	$46,947	$(2,809)	(6.0)%
The decrease in Diagnostic Services revenue compared to the prior year quarter was primarily due to the sale of our Telerhythmics business in October 2018, resulting in a loss of revenues of $2.2 million, as well as a lower volume of days ran and studies performed, partially offset by a higher average mobile imaging rate per day.
The decrease in Mobile Healthcare revenue compared to the prior year quarter was primarily due to an increase in cancellations resulting in a decrease of $1.2 million, and lower owned rental revenue of $0.8 million due to lower utilization and fewer assets in the mobile healthcare fleet, partially offset by higher sublease rentals of $0.3 million and higher accessories sales. The utilization of our interim rentals can vary in each period based on customers that are in the midst of new construction or refurbishing their current facilities.
Product and Product-Related Revenue
Product and product-related revenue by segment is summarized as follows (in thousands):

	Six Months Ended June 30,
	2019	2018	Change	% Change
Diagnostic Imaging	$5,572	$5,598	$(26)	(0.5)%
The decrease in Diagnostic Imaging revenue was due to less camera support revenue offset by an increase in number of cameras sold.

Gross Profit
Services Gross Profit
Services gross profit and gross margin by segment is summarized as follows (in thousands):

	Six Months Ended June 30,
	2019	2018	% Change
Diagnostic Services gross profit	$5,386	$5,216	3.3%
Diagnostic Services gross margin	22.4%	20.6%

Mobile Healthcare gross profit	$1,910	$2,447	(21.9)%
Mobile Healthcare gross margin	9.5%	11.3%

Total Services gross profit	$7,296	$7,663	(4.8)%
Total Services gross margin	16.5%	16.3%
The increase in Diagnostic Services gross margin percentage was mainly due to the sale of our Telerhythmics business in October 2018, which typically had narrow or negative gross margins.
The decrease in Mobile Healthcare gross margin percentage was primarily due to an unfavorable mix of services provided, as well as higher equipment and vehicle leasing costs of compared to the prior year period.
Product and Product-Related Gross Profit
Product and product-related gross profit and margin by segment is summarized as follows (in thousands):

	Six Months Ended June 30,
	2019	2018	% Change
Diagnostic Imaging gross profit	$1,866	$2,511	(25.7)%
Diagnostic Imaging gross margin	33.5%	44.9%
The decrease in Diagnostic Imaging gross margin percentage was primarily due to lower revenue, higher cost of goods sold due in part to merit increases in salaries, and higher material variance costs from scrapped equipment.
Star Real Estate Holding Gross Profit
Star Real Estate Holding gross profit and margin is summarized as follows (in thousands):

	Six Months Ended June 30,
	2019	2018	% Change
Star Real Estate gross profit	$(177)	$—	(100.0)%
Star Real Estate gross margin	(100.0)%	—%
The Star Real Estate gross profit relates to depreciation expense and the write-off of some of the assets included with the three manufacturing facilities acquired in April 2019.

Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Six Months Ended June 30,				Percent of Revenues
	2019	2018	Change		2019	2018
			Dollars	Percent
Marketing and sales	$2,358	$2,928	$(570)	(19.5)%	4.7%	5.6%
General and administrative	7,342	7,914	(572)	(7.2)%	14.8%	15.1%
Amortization of intangible assets	566	713	(147)	(20.6)%	1.1%	1.4%
Goodwill impairment	—	476	(476)	(100.0)%	—%	0.9%
Merger and financing	1,000	—	1,000	100.0%	2.0%	—%
Total operating expenses	$11,266	$12,031	$(765)	(6.4)%	22.7%	22.9%
The decrease in marketing and sales expenses was primarily due to $0.4 million in savings from lower salaries and benefits resulting from lower headcount, as well as the sale of our Telerhythmics business in October 2018, which resulted in approximately $0.2 million in savings.
The decrease in general and administrative expense is primarily due to lower salaries, benefits, and stock compensation expense of $0.8 million due to lower headcount, partially offset by higher professional fees of $0.5 million due to reduced finance and IT headcount.
The decrease in amortization of intangible assets was due to the sale of our Telerhythmics business in October 2018. Prior to the sale of Telerhythmics, the Company had recognized an approximately $0.5 million impairment on Telerhythmics related goodwill.
Merger and financing costs for six months ended June 30, 2019, is predominantly comprised of one-time costs related to the potential acquisition of ATRM, including an increase of $0.7 million in ATRM related expenses and a write-off of approximately $0.3 million of capitalized costs related to the Preferred Offering described below under “Liquidity and Capital Resources” in this MD&A.
The loss on building relates to the completion of the sale of buildings and land in Fargo, North Dakota.
Total Other Expense
Total other expense is summarized as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Other expense, net	$(203)	$(36)
Interest expense, net	(435)	(363)
Loss on sale of building	(232)	—
Loss on extinguishment of debt	(151)	(43)
Total other expense	$(1,021)	$(442)
Other expense, net for six months ended June 30, 2019, is predominantly comprised of one-time costs related to the proposed merger transaction.
Interest expense, net, for the six months ended June 30, 2019 and 2018 is predominantly comprised of cash interest costs and related amortization of deferred issuance costs on our debt.
The loss on building relates to the completion of the sale of buildings and land in Fargo, North Dakota.
Loss on extinguishment of debt is related to the write-off of unamortized deferred financing costs related to the termination of the Comerica Credit Agreement on March 29, 2019. See Note 8 Debt to the unaudited condensed consolidated financial statements for further information.
Income Tax Expense
For the six months ended June 30, 2019, the Company recorded an income tax benefit of $0.2 million within continuing operations. During the six months ended June 30, 2018, an income tax benefit of $0.6 million was recorded in continuing operations in accordance with the intraperiod allocation rules as a result of income generated from the gain on the sale of one of our business segments recorded in discontinued operations. See Note 10 Income Taxes to the unaudited condensed consolidated financial statements for further information related to the Company’s income taxes.

Income from Discontinued Operations
See Note 2 Discontinued Operations of the unaudited condensed consolidated financial statements for information regarding discontinued operations.

Liquidity and Capital Resources
Overview
We provided cash of $0.4 million from operations during the six months ended June 30, 2019. Cash flows from operations primarily represents net loss (adjusted for depreciation, amortization, and other non-cash items), as well as the net effect of changes in working capital. Cash flows from investing activities primarily represent our investment in capital equipment required to maintain and grow our business, as well as acquisitions and dispositions. Cash flows from financing activities primarily represent net proceeds from borrowings and receipt of cash related to the exercise of stock options, offset by outflows related to dividend payments and repayments of long-term borrowings.
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations, and availability on our revolving line of credit from our Sterling Credit Agreement. As of June 30, 2019, we had $0.9 million of cash and cash equivalents, as well as $4.7 million available under our revolving line of credit.
The Company has filed a registration statement on Form S-1, as amended on Form S-1/A, with the SEC for a potential offering (the “Preferred Offering”) of nonconvertible Series A Cumulative Term Preferred Stock (the “Series A Preferred Stock”) on March 12, 2019 and April 9, 2019, respectively. However, it is unlikely that the Company will proceed with its proposed offering of nonconvertible preferred stock on substantially the terms described in the registration statement.
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
Cash Flows
The following table shows cash flow information for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$368	$3,041
Net cash (used in) provided by investing activities	$(6,166)	$6,236
Net cash provided by financing activities	$5,017	$(9,743)
Operating Activities
The decrease in cash compared to the prior year period was primarily due to lower net income adjusted for non-cash items as a result of higher accounts receivable and lower accounts payable.
Investing Activities
The decrease in investing activities cash flow compared to the prior year period was primarily attributable to $6.8 million of proceeds received from the sale of our MDSS service contract business to Philips during the prior year and $5.2 million investment in the acquisition of three Maine properties.
Financing Activities
The increase in cash flows from financing activities is primarily due to net borrowings of approximately $5.8 million compared to net principal repayments in the prior year quarter of $7.0 million as we used proceeds from the Sterling National Bank credit facility to finance the purchase of three Maine properties.
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
In connection with the SNB Credit Facility, in the six months ended June 30, 2019 the Company recognized a $0.2 million loss on extinguishment due to the write off of unamortized deferred financing costs associated with the Comerica Credit Agreement.
At June 30, 2019, the Company was in compliance with all covenants.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements.

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
As required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.
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
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which we filed with the SEC on March 1, 2019, and in our registration statement on Form S-4 filed with SEC on July 19, 2019, which has not yet been declared effective by the SEC, in connection with the proposed merger transaction with ATRM. Except as noted below, the risks and uncertainties described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.
Risks Related to our Business and Industry
Our HoldCo Conversion and related acquisitions or investments could involve unknown risks that could harm our business and adversely affect our financial condition.
We are in the process of becoming a diversified holding company with interests in a variety of industries and market sectors. The real estate acquisitions that we have made under our SRE real estate division and the pending and future acquisitions that we consummate will involve unknown risks, some of which will be particular to the industry in which the acquisition target operates. Although we intend to conduct extensive business, financial, and legal due diligence in connection with the evaluation of all our acquisition and investment opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. We may be unable to adequately address the financial, legal, and operational risks raised by such acquisitions or investments, especially if we are unfamiliar with the industry in which we invest. The realization of any unknown risks could prevent or limit us from realizing the projected benefits of the acquisitions or investments, which could adversely affect our financial condition and liquidity. In addition, our financial condition, results of operations and the ability to service our debt will be subject to the specific risks applicable to any company we acquire or in which we invest.
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
We may not be able to achieve the anticipated synergies and benefits from business acquisitions
Part of its business strategy is to acquire businesses that Digirad believes can complement its current business activities, both financially and strategically. On January 1, 2016, Digirad acquired PRHC and its subsidiaries, including DMS Health, with these synergistic benefits in mind. Previously, Digirad acquired MD Office on March 5, 2015, and Telerhythmics on March 13, 2014, which Digirad subsequently sold on October 31, 2018. Acquisitions involve many complexities, including, but not limited to, risks associated with the acquired business’ past activities, loss of customers, regulatory changes that are not anticipated, difficulties in integrating personnel and human resource programs, integrating ERP systems and other infrastructures, general underperformance of the business under Digirad control versus the prior owners, unanticipated expenses and liabilities, and the impact on its internal controls of compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002. There is no guarantee that its acquisitions will increase the profitability and cash flow of Digirad, and its efforts could cause unforeseen complexities and additional cash outflows, including financial losses. As a result, the realization of anticipated synergies or benefits from acquisitions may be delayed or substantially reduced, and could potentially result in the impairment of its investment in these businesses.
There can be no assurances that we will successfully complete our planned conversion into a diversified holding company or complete its proposed acquisition of ATRM
Part of its strategy is to become a diversified holding company through the acquisition of businesses that, Digirad believes, will realize a material benefit from being part of a larger holding company structure, both financially and strategically. There can be no assurances that Digirad will find suitable acquisition targets that will enable Digirad to successfully realize its conversion into a diversified holding company, and even if such targets are identified, there can be no assurances that Digirad can negotiate and complete such acquisitions on attractive terms, including with regard to the proposed acquisition of ATRM.
If Digirad is unable to make successful acquisitions, its ability to grow its business could be adversely affected and its conversion to a diversified holding company structure may not succeeds. If Digirad succeed in making suitable acquisitions, Digirad may not be able to obtain the expected profitability or other benefits in the short or long term from such acquisitions.

Acquisitions, including the possible ATRM acquisition, involve many complexities, including, but not limited to, risks associated with the acquired business’ past activities, loss of customers, regulatory changes that are not anticipated, difficulties in integrating personnel and human resource programs, integrating ERP systems and other infrastructures under Company control, unanticipated expenses and liabilities, and the impact on its internal controls of compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002. There is no guarantee that its acquisitions will increase the profitability and cash flow of Digirad, and its efforts could cause unforeseen complexities and additional cash outflows, including financial losses. As a result, the realization of anticipated benefits from acquisitions may be delayed or substantially reduced. In addition, its leadership team’s attention may also be diverted by any historical or potential acquisitions.
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
The ability of Digirad to use net operating loss carryforwards to offset future taxable income for U.S. income tax purposes may be limited.
As of December 31, 2018, Digirad had federal NOLs of approximately $83.7 million and state NOLs of approximately $26.7 million. Significant changes that impact Digirad in the 2017 Tax Cut and Jobs Act (the “TCJA”) include a limitation on the utilization of NOLs arising after December 31, 2017 to 80% of taxable income with an indefinite carryforward. The TCJA also reduced the corporate income tax rate to 21%, from a prior rate of 35%, which may cause a reduction in the economic benefit of its NOLs and other deferred tax assets available to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Further, the ability of Digirad to use NOLs to offset future taxable income will depend on the amount of taxable income Digirad generates in future periods and whether Digirad becomes subject to annual limitations on the amount of taxable income that may be offset by its NOLs.

Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when the corporation’s “5-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the corporation by more than 50 percentage points (by value) over a rolling three-year period. Additionally, various states have similar limitations on the use of state NOLs following an ownership change. As of December 31, 2018, ATRM had federal net operating loss carryforwards (“NOLs”) of approximately $104.7 million and state NOLs of approximately $23.3 million. The completion of the Merger will result in an ownership change under Section 382 with respect to ATRM.
The Merger should not result in an ownership change with respect to Digirad’s NOLs because Digirad believes that the Company Preferred Stock issued to ATRM shareholders in the Merger should be treated as “plain vanilla” or “pure preferred stock” within the meaning of Section 1504(a)(4) of the Code and would, therefore, be excluded for the purposes of determining whether an ownership change under Section 382 has occurred. However, if the Company Preferred Stock issued in the Merger is not considered “plain vanilla” or “pure preferred stock” within the meaning of Section 1504(a)(4) of the Code, the Company Preferred Stock will be treated as “stock” for purposes of Section 382 of the Code. In such event, an ownership change under Section 382 will likely occur with respect to Digirad’s NOLs.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of July 3, 2019, by and among Digirad Corporation, ATRM Holdings, Inc. and Digirad Acquisition Corporation (incorporated by reference to Exhibit 10.1 to Digirad’s Current Report on Form 8-K filed with the SEC on July 3, 2019).

3.1
Certificate of Amendment of the Restated Certificate of Incorporation of Digirad Corporation (incorporated by reference to Exhibit 3.1 to Digirad’s Current Report on Form 8-K filed with the SEC on May 31, 2019).

10.1
Purchase and Sale Agreement, dated March 27, 2019, by and between RJF - Keiser Real Estate, LLC and 56 Mechanic Falls Road, LLC (incorporated by reference to Exhibit 10.1 to Digirad’s Current Report on Form 8-K filed with the SEC on April 3, 2019).

10.2
Purchase and Sale Agreement, dated April 3, 2019, by and between KBS Builders, Inc. and 947 Waterford Road, LLC (incorporated by reference to Exhibit 10.2 to Digirad’s Current Report on Form 8-K filed with the SEC on April 3, 2019).

10.3
Purchase and Sale Agreement, dated April 3, 2019, by and between KBS Builders, Inc. and 300 Park Street, LLC (incorporated by reference to Exhibit 10.3 to Digirad’s Current Report on Form 8-K filed with the SEC on April 3, 2019).

10.4
Lease Agreement, dated April 3, 2019, by and between KBS Builders, Inc. and 947 Waterford Road, LLC (incorporated by reference to Exhibit 10.4 to Digirad’s Current Report on Form 8-K filed with the SEC on April 3, 2019).

10.5
Lease Agreement, dated April 3, 2019, by and between KBS Builders, Inc. and 300 Park Street, LLC (incorporated by reference to Exhibit 10.5 to Digirad’s Current Report on Form 8-K filed with the SEC on April 3, 2019).

10.6
Lease Agreement, dated April 3, 2019, by and between KBS Builders, Inc. and 56 Mechanic Falls Road, LLC (incorporated by reference to Exhibit 10.6 to Digirad’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2019).

10.7
First Amendment to Lease, dated April 18, 2019, by and between 56 Mechanic Falls Road, LLC and KBS Builders, Inc. (incorporated by reference to Exhibit 10.7 to Digirad’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2019).

10.8
Voting and Support Agreement, by and among Digirad Corporation, Lone Star Value General Partner, Lone Star Value Investors, LP, Lone Star Value Co-Invest I, LP and Jeffrey Eberwein, dated July 3, 2019 (incorporated by reference to Exhibit 10.1 to Digirad’s Current Report on Form 8-K filed with the SEC on July 3, 2019).

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

DIGIRAD CORPORATION

Date:	August 13, 2019	By:	/s/ MATTHEW G. MOLCHAN
Matthew G. Molchan President and Chief Executive Officer (Principal Executive Officer, Duly Authorized Officer)