Form 10-Q
period 2019-09-30
DIGIRAD CORP
filed 2019-11-14
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-35947
Digirad Corporation
(Exact name of registrant as specified in its charter)

Delaware	33-0145723
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1048 Industrial Court, Suwanee, GA	30024
(Address of Principal Executive Offices)	(Zip Code)
(858) 726-1600
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DRAD	NASDAQ Global Market
Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share	DRADP	NASDAQ Global Market
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

As of November 1, 2019, the registrant had 2,048,743 shares of Common Stock ($0.0001 par value) outstanding.

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

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Healthcare	$25,596	$25,707	$75,306	$78,252
Building and Construction	2,729	—	2,729	—
Real Estate and Investments	8	—	8	—
Total revenues	28,333	25,707	78,043	78,252

Cost of revenues:
Healthcare	20,819	21,349	61,367	63,720
Building and Construction	2,252	—	2,252	—
Real Estate and Investments	66	—	243	—
Total cost of revenues	23,137	21,349	63,862	63,720

Gross profit	5,196	4,358	14,181	14,532

Operating expenses:
Marketing, sales and general and administrative expenses	4,948	4,785	14,648	15,627
Amortization of intangible assets	399	356	965	1,069
Merger and finance costs	1,058	—	2,058	—
Goodwill impairment	—	—	—	476
Total operating expenses	6,405	5,141	17,671	17,172

Loss from operations	(1,209)	(783)	(3,490)	(2,640)

Other expense:
Other income (expense), net	3	(76)	(200)	(112)
Interest expense, net	(292)	(200)	(727)	(563)
Loss on sale of building	(4)	(507)	(236)	(507)
Loss on extinguishment of debt	—	—	(151)	(43)
Total other expense	(293)	(783)	(1,314)	(1,225)

Loss before income taxes	(1,502)	(1,566)	(4,804)	(3,865)
Income tax (expense) benefit	(2)	379	168	940
Net loss from continuing operations	(1,504)	(1,187)	(4,636)	(2,925)
Net (loss) income from discontinued operations	—	(239)	266	5,255
Net (loss) income	$(1,504)	$(1,426)	$(4,370)	$2,330

Net (loss) income per share—basic and diluted
Continuing operations	$(0.74)	$(0.59)	$(2.27)	$(1.45)
Discontinued operations	—	(0.12)	0.13	2.61
Net (loss) income per share—basic and diluted	$(0.74)	$(0.71)	$(2.14)	$1.16

Dividends declared per common share	$—	$0.06	$—	$0.17

Net (loss) income	$(1,504)	$(1,426)	$(4,370)	$2,330
Other comprehensive (loss) income:
Reclassification of tax provision impact	—	—	22	—
Reclassification of unrealized gains on equity securities to retained earnings	—	—	—	(17)
Total other comprehensive income (loss)	—	—	22	(17)
Comprehensive (loss) income	$(1,504)	$(1,426)	$(4,348)	$2,313
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,479	$1,545
Restricted cash	194	167
Equity securities	21	153
Accounts receivable, net	16,643	12,642
Inventories, net	8,179	5,402
Other current assets	1,805	1,285
Total current assets	28,321	21,194
Property and equipment, net	23,401	21,645
Operating lease right-of-use assets, net	5,015	—
Intangible assets, net	23,723	5,228
Goodwill	9,975	1,745
Restricted cash	—	101
Deferred tax assets	75	—
Investments in and receivables from related parties	—	275
Other assets	851	406
Total assets	$91,361	$50,594

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,480	$5,206
Accrued compensation	4,101	3,862
Accrued warranty	342	197
Deferred revenue	1,756	1,687
Short-term debt	3,988	—
Operating lease liabilities	1,790	—
Other current liabilities	4,708	2,265
Total current liabilities	26,165	13,217
Long-term debt	17,217	9,500
Long-term payable from related parties	1,925	—
Deferred tax liabilities	121	121
Operating lease liabilities, net of current portion	3,356	—
Other liabilities	1,749	1,956
Total liabilities	50,533	24,794

Commitments and contingencies (Note 10)

Preferred stock, $0.0001 par value: 10,000,000 shares authorized: 10% Series A Cumulative Redeemable preferred stock, 8,000,000 shares liquidation preference ($10.00 per share), 1,915,637 shares issued or outstanding at September 30, 2019	19,156	—

Stockholders’ equity:
Common stock, $0.0001 par value: 30,000,000 shares authorized; 2,048,743 and 2,024,979 shares issued and outstanding (net of treasury shares) at September 30, 2019 and December 31, 2018, respectively	—	—
Treasury stock, at cost; 258,849 shares at September 30, 2019 and December 31, 2018	(5,728)	(5,728)
Additional paid-in capital	145,672	145,430
Accumulated other comprehensive loss	—	(22)
Accumulated deficit	(118,272)	(113,880)
Total stockholders’ equity	21,672	25,800
Total liabilities, mezzanine equity and stockholders’ equity	$91,361	$50,594

See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net (loss) income	$(4,370)	$2,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,670	5,651
Amortization of intangible assets	965	1,082
Amortization of operating lease right-of-use assets	942	—
Provision for bad debt	113	60
Stock-based compensation	416	545
Goodwill impairment	—	476
Gain on disposal of discontinued operations	(350)	(6,208)
Amortization of loan issuance costs	48	32
Debt issuance costs written-off	151	43
Financing costs write-off	273	—
Gain on sale of assets	(56)	(51)
Deferred income taxes	(75)	(63)
Other, net	(29)	112
Changes in operating assets and liabilities:
Accounts receivable	(1,380)	2,367
Inventories	(1,081)	(355)
Other assets	(506)	447
Accounts payable	242	(706)
Accrued compensation	(267)	(2,250)
Deferred revenue	142	(930)
Operating lease liabilities	(988)	—
Other liabilities	375	(364)
Net cash (used in) provided by operating activities	(765)	2,218

Investing activities
Purchases of property and equipment	(1,182)	(1,919)
Purchase of real estate from related and third parties	(5,180)	—
Proceeds from sale of property and equipment	1,496	1,780
Purchases of equity securities	—	(14)
Proceeds from sales of equity securities	140	—
Proceeds from sale of discontinued operations	—	6,844
Payments to acquire interest in joint ventures	(1,000)	—
Net cash (used in) provided by investing activities	(5,726)	6,691

Financing activities
Proceeds from borrowings	66,640	29,296
Repayment of debt	(59,057)	(35,203)
Repayment of Gerber acquisition loan	(3,000)	—
Loan issuance costs	(421)	(7)
Dividends paid	—	(3,321)
Issuances of common stock	—	26
Issuances of preferred stock	3,000	—
Fees payable on issuance of preferred stock	(150)	—
Taxes paid related to net share settlement of equity awards	(24)	(74)

Repayment of obligations under finance leases	(626)	(615)
Net cash provided by (used in) financing activities	6,362	(9,898)
Net decrease in cash, cash equivalents, and restricted cash	(129)	(989)
Cash, cash equivalents, and restricted cash at beginning of period	1,802	2,220
Cash, cash equivalents, and restricted cash at end of period	$1,673	$1,231
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Redeemable Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	2,025	$—	$(5,728)	$145,430	$(22)	$(113,880)	$25,800
Stock-based compensation	—	—	—	—	—	112	—	—	112
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	6	—	—	(24)	—	—	(24)
Net loss	—	—	—	—	—	—	—	(1,657)	(1,657)
Reclassification of tax provision impact	—	—	—	—	—	—	22	—	22
Balance at March 31, 2019	—	$—	2,031	$—	$(5,728)	$145,518	$—	$(115,537)	$24,253
Stock-based compensation	—	—	—	—	—	190	—	—	190
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	9	—	—	—	—	—	—
Shares issued for fractional shares in conjunction with reverse stock split	—	—	2	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(1,209)	(1,209)
Reclassification of tax provision impact	—	—	—	—	—	—	—	(22)	(22)
Balance at June 30, 2019	—	$—	2,042	$—	$(5,728)	$145,708	$—	$(116,768)	$23,212
Stock-based compensation	—	—	—	—	—	114	—	—	114
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	6	—	—	—	—	—	—
Issuance of preferred stock	1,916	19,156	—	—	—	—	—	—	—
Fees payable on issuance of preferred stock	—	—	—	—	—	(150)	—	—	(150)
Net loss	—	—	—	—	—	—	—	(1,504)	(1,504)
Balance at September 30, 2019	1,916	$19,156	2,048	$—	$(5,728)	$145,672	$—	$(118,272)	$21,672

	Common stock		Treasury Stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2017	2,006	$—	$(5,728)	$148,165	$(5)	$(114,633)	$27,799
Stock-based compensation	—	—	—	200	—	—	200
Shares issued under stock incentive plans, net of shares withheld for employee taxes	6	—	—	(69)	—	—	(69)
Dividends paid	—	—	—	(1,105)	—	—	(1,105)
Net income	—	—	—	—	—	4,106	4,106
Unrealized loss on securities available-for-sale	—	—	—	—	(17)	17	—
Balance at March 31, 2018	2,012	$—	$(5,728)	$147,191	$(22)	$(110,510)	$30,931
Stock-based compensation	—	—	—	171	—	—	171
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	—	(6)	—	—	(6)
Dividends paid	—	—	—	(1,107)	—	—	(1,107)
Net loss	—	—	—	—	—	(350)	(350)
Balance at June 30, 2018	2,012	$—	$(5,728)	$146,249	$(22)	$(110,860)	$29,639
Stock-based compensation	—	—	—	174	—	—	174
Shares issued under stock incentive plans, net of shares withheld for employee taxes	11	—	—	27	—	—	27
Dividends paid	—	—	—	(1,109)	—	—	(1,109)
Net loss	—	—	—	—	—	(1,426)	(1,426)
Balance at September 30, 2018	2,023	$—	$(5,728)	$145,341	$(22)	$(112,286)	$27,305
See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Basis of Presentation
The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The unaudited condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited consolidated financial statements for our fiscal year ended December 31, 2018, filed with the SEC on Form 10-K on March 1, 2019, include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations, cash flows, and balance sheets for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.
Discontinued Operations
On February 1, 2018, Digirad Corporation (the “Company” or “Digirad”) completed the sale of its customer contracts relating to the Medical Device Sales and Service (“MDSS”) post-warranty service business to Philips North America LLC (“Philips”) pursuant to an Asset Purchase Agreement, dated as of December 22, 2017 for $8.0 million. For all periods presented in our condensed consolidated statements of operations, all sales, costs, expenses, and income taxes attributable to MDSS, except as related to the impact of the decrease in the federal statutory tax rate (see Note 11 Income Taxes), have been aggregated under the caption “earnings from discontinued operations, net of income taxes.” Cash flows used in or provided by MDSS operations as part of discontinued operations are disclosed in Note 2 Discontinued Operations, within the notes to our unaudited condensed consolidated financial statements. Unless otherwise noted, amounts and disclosures throughout these notes to condensed consolidated financial statements relate to our continuing operations.
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
ATRM Merger
On September 10, 2019, Digirad completed its acquisition of ATRM Holdings, Inc. (“ATRM”) pursuant to an Agreement and Plan of Merger, dated as of July 3, 2019 (the “ATRM Merger Agreement”), among Digirad, Digirad Acquisition Corporation, a Minnesota corporation and wholly-owned subsidiary of Digirad (“Merger Sub”), and ATRM. Under the terms of the ATRM Merger Agreement, Merger Sub merged with and into ATRM, with ATRM surviving as a wholly owned subsidiary of Digirad (the “ATRM Merger” or the “ATRM Acquisition”).
At the effective time of the ATRM Merger, (i) each share of ATRM common stock was converted into the right to receive three one-hundredths (0.03) of a share of 10.0% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, of the Company (“Company Preferred Stock”) and (ii) each share of ATRM 10.00% Series B Cumulative Preferred Stock, par value $0.001 per share (“ATRM Preferred Stock”), converted into the right to receive two and one-half (2.5) shares of Company Preferred Stock, for an approximate aggregate total of 1.6 million shares of Company Preferred Stock. No fractional shares of Company Preferred Stock were issued to any ATRM shareholder in the ATRM Merger. Each ATRM shareholder who would otherwise have been entitled to receive a fraction of a share of Company common stock in the ATRM Merger received one whole share of Company Preferred Stock. See Note 5 Merger, within the notes to our unaudited condensed consolidated financial statements for further detail.
Mezzanine Equity
Pursuant to the Certificate of Designations, Rights and Preferences of 10% Series A Cumulative Perpetual Preferred Stock of Digirad Corporation (the “Certificate of Designations”), upon a Change of Control Triggering Event, as defined in the Certificate of Designations, holders of the Company Preferred Stock may require the Company to redeem the Company Preferred Stock at a price of $10.00 per share, plus any accumulated and unpaid dividends (a “Change of Control Redemption”). As this redemption feature of the shares is not solely within the control of Digirad, the equity of Digirad does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes Company Preferred Stock as mezzanine equity in the condensed consolidated financial statements. Company Preferred Stock is not redeemable and it was not probable that the Company Preferred Stock would become redeemable as of September 30, 2019.
In addition to a Change of Control Redemption, the Certificate of Designations also provides that the Company may redeem (at its option, in whole or in part) the Company Preferred Stock following the fifth anniversary of issuance of the Company Preferred Stock, at a cash redemption price of $10.00 per share, plus any accumulated and unpaid dividends.
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
Rental revenue on operating leases is recognized on a straight-line basis over the lease term unless collectability is not probable. In these cases rental revenue is recognized as payments are received.
Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amended the existing accounting standards for the accounting for leases. Most significant among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted ASC 842 beginning January 1, 2019, using the modified-retrospective method, which will result in a cumulative effect adjustment to accumulated deficit at the beginning of 2019, rather than adjustments to the comparative prior periods presented in the financial statements. In connection with the adoption, the Company has elected to utilize the package of practical expedients, including: (1) not reassess the lease classification for any expired or existing leases, (2) not reassess the treatment of initial direct costs as they related to existing leases, and (3) not reassess whether expired or existing contracts are or contain leases. Upon adoption, the Company recorded right-of-use assets and lease liabilities on its condensed consolidated balance sheet of $3.8 million and $3.9 million, respectively, primarily related to real estate and vehicle leases. See Note 7 Leases, within the notes to our unaudited condensed consolidated financial statements .
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company early adopted ASU 2018-15 beginning January 1, 2019, and applied the guidance prospectively to the implementation costs incurred in its NetSuite ERP implementation. As of September 30, 2019, the Company has capitalized $0.2 million of implementation costs.

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
For the nine months ended September 30, 2019, Digirad recognized a $350 thousand gain for the remaining settlement of the warranty claims in regards to equipment sold to Phillips.
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
The following table presents financial results of the MDSS business (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenues	$—	$—	$—	$789
Total cost of revenues	—	—	—	555
Gross profit	—	—	—	234
Operating expenses:
Marketing and sales	—	—	—	85
General and administrative	—	—	—	163
Amortization of intangible assets	—	—	—	13
Loss (gain) on sale of discontinued operations	—	53	(350)	(6,208)
Total operating expenses	—	53	(350)	(5,947)
(Loss) Income from discontinued operations	—	(53)	350	6,181
Interest expense	—	—	—	(26)
(Loss) Income from discontinuing operations before income taxes	—	(53)	350	6,155
Income tax expense	—	(186)	(84)	(900)
(Loss) Income from discontinuing operations	$—	$(239)	$266	$5,255
The following table presents supplemental cash flow information of discontinued operations (in thousands):

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Depreciation	$—	$2
Amortization of intangible assets	$—	$13
Gain on sale of discontinued operations	$(350)	$(6,208)
Stock-based compensation	$—	$(1)
Investing activities:
Proceeds from the sale of discontinued operations	$—	$6,844

Note 3. Revenue
Healthcare Product and Product-Related Revenues and Services Revenue
Healthcare Product and product-related revenue are generated from the sale of gamma cameras and post-warranty maintenance service contracts within our Diagnostic Imaging reportable segment.
Healthcare Imaging services revenue are generated from providing diagnostic imaging services to customers within our Diagnostic Services and Mobile Healthcare reportable segments. Services revenue also includes lease income generated from interim rentals of imaging systems to our customers.
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
Disaggregation of Revenue
The following tables present our revenues for the three and nine months ended September 30, 2019 and 2018, disaggregated by major source (in thousands):

	Three Months Ended September 30, 2019
	Diagnostic Services	Diagnostic Imaging	Mobile Healthcare	Building and Construction (1)	Real Estate and Investments	Total
Major Goods/Service Lines
Mobile Imaging	$11,476	$—	$7,940	$—	$—	$19,416
Camera	—	1,682	—	—	—	1,682
Camera Support	—	1,669	—	—	—	1,669
Healthcare Revenue from Contracts with Customers	11,476	3,351	7,940	—	—	22,767
Lease Income	194	—	2,635	7	—	2,836
Building and Construction	—	—	—	2,722	—	2,722
Real Estate and Investments	—	—	—	—	8	8
Total Revenues	$11,670	$3,351	$10,575	$2,729	$8	$28,333

Timing of Revenue Recognition
Services and goods transferred over time	$11,670	$1,521	$10,458	$7	$—	$23,656
Services and goods transferred at a point in time	—	1,830	117	2,722	8	4,677
Total Revenues	$11,670	$3,351	$10,575	$2,729	$8	$28,333

	Nine Months Ended September 30, 2019
	Diagnostic Services	Diagnostic Imaging	Mobile Healthcare	Building and Construction (1)	Real Estate and Investments	Total
Major Goods/Service Lines
Mobile Imaging	$35,169	$—	$22,927	$—	$—	$58,096
Camera	—	3,980	—	—	—	3,980
Camera Support	40	4,943	593	—	—	5,576
Healthcare Revenue from Contracts with Customers	35,209	8,923	23,520	—	—	67,652
Lease Income	505	—	7,149	7	—	7,661
Building and construction	—	—	—	2,722	—	2,722
Real Estate and Investments	—	—	—	—	8	8
Total Revenues	$35,714	$8,923	$30,669	$2,729	$8	$78,043

Timing of Revenue Recognition
Services and goods transferred over time	$35,714	$4,571	$30,251	$7	$—	$70,543
Services and goods transferred at a point in time	—	4,352	418	2,722	8	7,500
Total Revenues	$35,714	$8,923	$30,669	$2,729	$8	$78,043

	Three Months Ended September 30, 2018
	Diagnostic Services	Diagnostic Imaging	Mobile Healthcare	Total
Major Goods/Service Lines
Mobile Imaging	$12,284	$—	$8,026	$20,310
Camera	—	1,105	—	1,105
Camera Support	—	1,670	—	1,670
Healthcare Revenue from Contracts with Customers	12,284	2,775	8,026	23,085
Lease Income - Equipment	128	28	2,466	2,622
Total Revenues	$12,412	$2,803	$10,492	$25,707

Timing of Revenue Recognition
Services and goods transferred over time	$11,542	$1,583	$10,372	$23,497
Services and goods transferred at a point in time	870	1,220	120	2,210
Total Revenues	$12,412	$2,803	$10,492	$25,707

	Nine Months Ended September 30, 2018
	Diagnostic Services	Diagnostic Imaging	Mobile Healthcare	Total
Major Goods/Service Lines
Mobile Imaging	$37,257	$—	$24,659	$61,916
Camera	—	3,088	—	3,088
Camera Support	—	5,223	—	5,223
Healthcare Revenue from Contracts with Customers	37,257	8,311	24,659	70,227
Lease Income - Equipment	447	90	7,488	8,025
Total Revenues	$37,704	$8,401	$32,147	$78,252

Timing of Revenue Recognition
Services and goods transferred over time	$34,629	$4,933	$31,849	$71,411
Services and goods transferred at a point in time	3,075	3,468	298	6,841
Total Revenues	$37,704	$8,401	$32,147	$78,252

(1) Reflects twenty days of the Building and Construction segment activities from September 10th through September 30th.

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
Lease Income
Within our Mobile Healthcare segment, we also generate income from interim rentals of our imaging systems to customers that are in the midst of new construction or refurbishing their current facilities. Rental contracts are structured as either a weekly or monthly payment arrangement and are accounted for as operating leases.
Within our Building and Construction segment, KBS subleased the manufacturing building located in Waterford, Maine to North Country Steel Inc., a Maine corporation with an initial 5 year term rental agreement, commenced on September 6, 2019. The rental agreement is structured with a monthly payment arrangement and is accounted for as operating lease.
Building and Construction
Within the building and construction segment, ATRM, through its wholly-owned subsidiaries KBS Builders, Inc. (“KBS”), EdgeBuilder, Inc. (“EdgeBuilder”), and Glenbrook Building Supply, Inc. (“Glenbrook” and together with EdgeBuilder, “EBGL”), services residential and commercial construction projects by manufacturing modular housing units and other products and supplies general contractors with building materials. KBS manufactures modular buildings for both single-family residential homes and larger, commercial building projects. EdgeBuilder manufactures structural wall panels, permanent wood foundation systems and other engineered wood products, and GlenBrook is a retail supplier of lumber and other building supplies.
Real Estate and Investments
Within our real estate and investment division, Star Real Estate Holdings USA, Inc. (“SRE”), generates income from the lease of commercial properties and equipment, and Lone Star Value Management, LLC (“LSVM”), a Connecticut based exempt reporting advisor, provides services that include investment advisory services, and the servicing of pooled investment vehicles.

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
Changes in the deferred revenues for nine months ended September 30, 2019, is as follows (in thousands):

Digirad Balance at December 31, 2018	$1,713
ATRM beginning balance	317
Revenue recognized that was included in balance at beginning of the year	(1,133)
Deferred revenue, net, related to contracts entered into during the year	859
Balance at September 30, 2019	$1,756
Included in the balances above as of September 30, 2019 and December 31, 2018 is non-current deferred revenue included in other liabilities of $0 thousand and $26 thousand, respectively.
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
Note 4. Basic and Diluted Net Income (Loss) Per Share
For the three and nine months ended September 30, 2019 and 2018, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is calculated to give effect to all dilutive securities, if applicable, using the treasury stock method. In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.
The following table sets forth the reconciliation of shares used to compute basic and diluted net (loss) income per share for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Loss from continuing operations	$(1,504)	$(1,187)	$(4,636)	$(2,925)
(Loss) Income from discontinued operations	—	(239)	266	5,255
Net (loss) income	$(1,504)	$(1,426)	$(4,370)	$2,330

Weighted-average shares outstanding—basic and diluted	2,046	2,018	2,038	2,013

(Loss) income per common share—basic and diluted
Continuing operations	$(0.74)	$(0.59)	$(2.27)	$(1.45)
Discontinued operations	$—	$(0.12)	$0.13	$2.61
Net (loss) income per common share—basic and diluted	$(0.74)	$(0.71)	$(2.14)	$1.16
The computation of diluted earnings per share excludes stock options and stock units that are anti-dilutive. The following common stock equivalents were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	162	29	120	26
Restricted stock units	34	13	32	15
Total	196	42	152	41
Note 5. Merger
On September 10, 2019 (the “ATRM Acquisition Date”), Digirad completed its acquisition of ATRM pursuant to the ATRM Merger Agreement under which Merger Sub (a wholly owned subsidiary of Digirad) merged with and into ATRM, with ATRM surviving as a wholly owned subsidiary of Digirad. As a result of the ATRM Merger, ATRM’s operations have been included in our consolidated financial statements since the ATRM Acquisition Date.
ATRM, through its wholly-owned subsidiaries, KBS, Glenbrook, and EdgeBuilder, services residential and commercial construction projects by manufacturing modular housing units, structural wall panels, permanent wood foundation systems, and other engineered wood products and supplies general contractors with building materials. LSVM, which was a wholly owned subsidiary of ATRM on the ATRM Acquisition Date, is a Connecticut based exempt reporting advisor that was acquired by the Company in the ATRM Acquisition.
At the effective time of the ATRM Merger, (i) each share of ATRM common stock was converted into the right to receive three one-hundredths (0.03) of a share of 10.0% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, of the Company (Company Preferred Stock) and (ii) each share of ATRM 10.00% Series B Cumulative Preferred Stock, par value $0.001 per share (ATRM Preferred Stock), converted into the right to receive two and one-half (2.5) shares of Company Preferred Stock, for an approximate aggregate total of 1.6 million shares of Company Preferred Stock. No fractional shares of Company Preferred Stock were issued to any ATRM shareholder in the ATRM Merger. Each ATRM shareholder who would otherwise have been entitled to receive a fraction of a share of Company common stock in the ATRM Merger received one whole share of Company Preferred Stock.
The acquisition-date fair value of the consideration transferred in connection with the ATRM Merger approximately $17.5 million, which consisted of the following (in thousands):

Digirad Series A Cumulative Perpetual Preferred Stock (1,615,637 shares)	$16,156
Settlement of pre-existing note receivable between DRAD and ATRM	296
Fair value of pre-existing joint venture settlement between DRAD and ATRM	1,000
Estimated purchase price	$17,452
The fair value of the preferred shares issued was determined based on the product of (a) $10.00 (the stated liquidation preference per share of Company Preferred Stock), and (b) 1,615,637 (the number of shares of Company Preferred Stock were issued and exchanged in the ATRM Merger).
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the ATRM Acquisition Date. The Company has not yet finalized the accounting for the ATRM Acquisition (in thousands):

Cash and cash equivalents	$—
Accounts receivable, net	2,831
Inventory, net	1,609
Other current assets	481
Property and equipment, net	840
Operating Lease Right-of-use assets, net	495
Accounts payable and other accrued liabilities	(10,851)
Debt and notes payable	(5,144)
Lease liability	(499)
Net assets acquired (liabilities assumed)	(10,238)
Goodwill	8,230
Intangibles	19,460
Estimated purchase price	$17,452
The $19.5 million of identified intangible assets was allocated as follows (in thousands):

	Fair Value	Useful Life (years)
Trade Names	$5,540	15
Customer Relationships - Modular Buildings	7,820	10
Customer Relationships - Wood Products	5,670	10
Backlog	430	1
Fair value of identified intangible assets	$19,460
Goodwill and intangibles of $8.2 million and $19.5 million, respectively, were not yet assigned to the segments. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of ATRM. As of September 30, 2019, there were no changes in the recognized amounts of goodwill resulting from the acquisition of ATRM.
The Company recognized $2.1 million of acquisition related costs including legal, accounting that were expensed in the current period. These costs are included in the condensed consolidated statement of operations in the line item entitled “Merger and finance costs.”
The amounts of revenue and earnings of ATRM included in the Company’s condensed consolidated statement of operations from the ATRM Acquisition Date to the period ending September 30, 2019 are as follows (in thousands):

Revenue	$2,737
Net loss	$(178)
The following table presents supplemental cash flow information of the merger (in thousands):

	Nine Months Ended September 30,
	2019	2018
Non-cash investing and financing activities:
Issuance of Digirad Series A Cumulative Perpetual Preferred Stock (1,615,637 shares)	$16,156	$—
Settlement of pre-existing note receivable between DRAD and ATRM	$296	$—
Fair value of pre-existing joint venture settlement between DRAD and ATRM	$1,000	$—

The following represents the pro forma condensed consolidated statement of operations as if ATRM had been included in the consolidated results of the Company for the three and nine months ending September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$33,437	$34,538	$97,431	$106,155
Net loss from continuing operations	(713)	(2,486)	(5,210)	(5,289)
(Loss) Income from discontinued operations	—	(239)	266	5,255
Net loss	$(713)	$(2,725)	$(4,944)	$(34)
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of ATRM to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment and intangible assets had been applied on January 1, 2018, together with the consequential tax effects.

Note 6. Supplementary Balance Sheet Information
The components of inventories are as follows (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$4,769	$2,419
Work-in-process	2,470	2,307
Finished goods	1,323	1,056
Total inventories	8,562	5,782
Less reserve for excess and obsolete inventories	(383)	(380)
Total inventories, net	$8,179	$5,402
Property and equipment consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Land	$995	$550
Buildings and leasehold improvements	5,450	1,989
Machinery and equipment	57,582	56,899
Total property and equipment	64,027	59,438
Less accumulated depreciation	(40,626)	(37,793)
Total property and equipment, net	$23,401	$21,645
In April 2019, Digirad purchased three manufacturing facilities, including land, in Maine that manufacture modular buildings (two of which were purchased from KBS Builders, Inc., a wholly-owned subsidiary of ATRM (“KBS”)) for $5.2 million and leased those three properties to KBS. KBS subleased the manufacturing building located in Waterford, Maine to North Country Steel Inc., a Maine corporation with an initial 5 year term rental agreement, commenced on September 6, 2019. The rental agreement is structured with a monthly payment arrangement and is accounted for as operating lease. Refer to lease income discussed in Note 3. Revenue.
Note 7. Leases
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
The components of lease expense are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$378	$1,095

Finance lease cost:
Amortization of finance lease assets	$172	$494
Interest on finance lease liabilities	36	101
Total finance lease cost	$208	$595

Supplemental cash flow information related to leases was as follows (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$988
Operating cash flows from finance leases	$100
Financing cash flows from finance leases	$626

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,235
Finance leases	$607
Supplemental balance sheet information related to leases was as follows (in thousands):

September 30, 2019
Operating lease right-of-use assets, net	$5,015

Operating lease liabilities	$1,790
Operating lease liabilities, net of current	3,356
Total operating lease liabilities	$5,146

Finance lease assets	$4,480
Finance lease accumulated amortization	(1,521)
Finance lease assets, net	$2,959

Finance lease liabilities	$934
Finance lease liabilities, net of current	1,680
Total finance lease liabilities	$2,614

Weighted-Average Remaining Lease Term (in years)
Operating leases	3.0
Finance leases	2.8

Weighted-Average Discount Rate
Operating leases	5.54%
Finance leases	6.07%
We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of September 30, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
2019 (excludes the nine-months ended September 30, 2019)	$516	$275
2020	1,995	1,035
2021	1,555	973
2022	865	434
2023	516	116
Thereafter	156	7
Total future minimum lease payments	$5,603	$2,840
Less amounts representing interest	457	226
Present value of lease obligations	$5,146	$2,614

Note 8. Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our financial assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at September 30, 2019 and December 31, 2018 (in thousands).

	Fair Value as of September 30, 2019
	Level 1	Level 2	Level 3	Total
Equity securities	$21	$27	$—	$48
Lumber derivative contracts	(2)	—	—	(2)
Total	$19	$27	$—	$46

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Equity securities	$153	$6	$—	$159
Lumber derivative contracts	—	—	—	—
Total	$153	$6	$—	$159
The investment in equity securities consists of common stock of publicly traded companies. The Company occasionally enters into lumber derivative contracts in order to protect its gross profit margins from fluctuations caused by volatility in lumber prices. At September 30, 2019, the Company had a net long (buying) position of 1,870,000 board feet under seventeen lumber derivatives contracts and had a short position of 1,650,000 board feet under fifteen lumber derivative contracts.
The level 1 and 2 securities and derivative contracts are included in other assets on the Company’s condensed consolidated balance sheet. The fair values are based on the closing prices observed on September 30, 2019. During the nine months ended September 30, 2019 the Company recorded in the condensed consolidated statement of operations an unrealized gain of $29 thousand and immaterial unrealized losses. During the year ended December 31, 2018, the Company recorded unrealized gains of $43 thousand and unrealized losses of $105 thousand.
We did not reclassify any investments between levels in the fair value hierarchy during the nine months ended September 30, 2019.
The fair values of the Company’s revolving credit facility approximate carrying value due to the variable rate nature of these borrowings.
Note 9. Debt
A summary of the Company’s debts is as follows (in thousands):

	September 30, 2019		December 31, 2018
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - SNB	$17,217	4.52%	$—	—%
Revolving Credit Facility - Comerica	$—	—%	$9,500	4.87%
Revolving Credit Facility - Gerber	$1,349	7.75%	$—	—%
Revolving Credit Facility - Premier	$2,639	6.75%	$—	—%
Digirad Loan Agreement
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers (collectively, the “Borrowers”); the Company, as guarantor; and Sterling National Bank, a national banking association, as lender (“SNB”).
The Loan Agreement is a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for both revolving loans and outstanding letter of credit obligations (the “SNB Credit Facility”). Under the SNB Credit Facility, Borrowers can request the issuance of letters of credit in an aggregate amount not to exceed $0.5 million at any one time outstanding. As of September 30, 2019, the Company had $0.1 million of letters of credit outstanding and had additional borrowing capacity of $2.8 million.

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
In connection with the SNB Credit Facility, in the nine months ended September 30, 2019, the Company recognized a $0.2 million loss on extinguishment due to the write off of unamortized deferred financing costs associated with the Comerica Credit Agreement.
At September 30, 2019, Digirad was in compliance with all covenants.
ATRM Loan Agreements
As of September 30, 2019, ATRM had outstanding revolving lines of credit of approximately $4.0 million. Our debt through ATRM primarily included (i) $1.3 million principal outstanding on KBS’s $4.0 million revolving credit facility under a Loan and Security Agreement, dated February 23, 2016, (as amended, the “KBS Loan Agreement”), with Gerber Finance Inc. (“Gerber Finance”) and (ii) $2.6 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a Revolving Credit Loan Agreement, dated June 30, 2017 (as amended, the “Premier Loan Agreement”) with Premier Bank (“Premier”), net of an immaterial amount of unamortized financing fees. As of September 30, 2019, ATRM is at the maximum borrowing capacity under both revolving lines of credit, based on the inventory and accounts receivable on that day which fluctuates weekly.
See Note 13, Related Party Transactions, for information regarding certain ATRM promissory notes that are outstanding.
KBS Loan Agreement
The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory and other collateral. The KBS Loan Agreement was scheduled to expire on February 22, 2018, but, under the terms of the agreement, was extended automatically for an additional one-year period ending on February 22, 2019, and in 2019 the KBS Loan Agreement was again extended automatically for an additional one-year period ending on February 22, 2020. The KBS Loan Agreement may extend again automatically for an additional one-year period unless a party provides prior written notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber Finance during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the KBS Loan Agreement. The KBS Loan Agreement contains representations, warranties, affirmative and negative covenants, defined events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintain a maximum leverage ratio (as defined in the KBS Loan Agreement) and KBS not incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement. At September 30, 2019, approximately $1.3 million was outstanding under the KBS Loan Agreement.

The parties to the KBS Loan Agreement have amended the KBS Loan Agreement to provide for increased availability under the KBS Loan Agreement to KBS under certain circumstances, including for new equipment additions, and certain other changes, as well as a waiver of certain covenants.
As of December 31, 2018 and 2017, KBS was not in compliance with the financial covenants requiring no net annual post-tax loss for KBS or the minimum leverage ratio covenant as of these test dates. Additionally, KBS was not in compliance with the requirement to deliver the Company's fiscal year-end financial statements reviewed by an independent certified accounting firm acceptable to Gerber Finance within 105 days from the fiscal year ended December 31, 2017. The occurrence of any event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable. In April 2019 and June 2019, we obtained a waiver from Gerber Finance for these events. In addition obtaining a waiver for these covenants, the Company and Gerber Finance agreed to eliminate the minimum leverage ratio covenant for fiscal years after 2018.

On September 10, 2019, the parties of the KBS Loan Agreement entered into a Consent and Acknowledgment Agreement and Twelfth Amendment to Loan Agreement (the “Twelfth Amendment”), by and among Gerber Finance, KBS, ATRM and the Company, pursuant to which the Company agreed to guarantee amounts borrowed by certain ATRM’s subsidiaries from Gerber Finance. The Twelfth Amendment requires the Company to serve as an additional guarantor with the existing guarantor, ATRM, with respect to the payment, performance and discharge of each and every obligation of payment and performance by the borrowing subsidiaries with respect to the loans made by Gerber Finance to them. The Twelfth Amendment also provides that upon payment in full of the EGBL Obligations (as defined therein), the amount of the Cash Collateral (as defined therein) will be reduced to $300,000. Additionally, ATRM has on deposit $200,000 in a collateral account maintained with Gerber Finance to secure the loans under the KBS Loan Agreement.

EBGL Line of Credit

On June 30, 2017, EBGL entered into the Premier Loan Agreement with Premier providing EBGL with a working capital line of credit of up to $3.0 million. The Premier Loan Agreement replaced the prior revolving credit facility under a loan and security agreement with Gerber Finance (the “EBGL Loan Agreement”), which was terminated on the same date and all obligations of EBGL and ATRM in favor of Gerber Finance in connection with the EBGL Loan Agreement were extinguished.

Availability under the Premier Loan Agreement is based on a formula tied to EBGL’s eligible accounts receivable, inventory and equipment, and borrowings bear interest at the prime rate plus 1.50%, with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement was scheduled to expire on June 30, 2018, but was extended by Premier until February 1, 2019, and in July 2019, it was extended further by Premier until October 1, 2019. On October 1, 2019, it was extended until November 1, 2019; and on November 1, 2019, was extended until January 1, 2020. The Premier Loan Agreement may be further extended from time to time at our request, subject to approval by Premier. EBGL’s obligations under the Premier Loan Agreement are secured by all of their inventory, equipment, accounts and other intangibles, fixtures and all proceeds of the foregoing.

As of December 31, 2018 and 2017, EBGL was not in compliance with the following covenants under the Premier Loan Agreement: (i) requirement to maintain a Debt Service Coverage Ratio for the calendar year of at least 1.0; and (ii) a requirement to deliver the Company's fiscal year-end audited financial statements within 120 days of the end of each calendar year. The occurrence of any event of default under the Premier Loan Agreement may result in EBGL’s obligations under the Premier Loan Agreement becoming immediately due and payable. In April, October and November 2019, we obtained a waiver from Premier for these events through October 1, 2019 and further January 1, 2020 (the current maturity date of the Premier Loan Agreement).

The Premier Loan Agreement contains representations, warranties, affirmative and negative covenants, events of default and other provisions customary for financings of this type. The occurrence of any event of default under the Premier Loan Agreement may result in the obligations of EBGL becoming immediately due and payable.

As a condition to close and to then later extend the term of the Premier Loan Agreement, ATRM and Mr. Eberwein executed a guaranty in favor of Premier, which has, through the multiple extensions described above, been extended through January 1, 2020, under which ATRM and Mr. Eberwein have absolutely and unconditionally guaranteed all of EBGL’s obligations under the Premier Loan Agreement.

Note 10. Commitments and Contingencies
In the normal course of business, we have been, and will likely continue to be, subject to other litigation or administrative proceedings incidental to our business, such as claims related to customer disputes, employment practices, wage and hour disputes, product liability, professional liability, commercial disputes, licensure restrictions or denials, and warranty or patent infringement. Responding to litigation or administrative proceedings, regardless of whether they have merit, can be expensive and disruptive to normal business operations. We are not able to predict the timing or outcome of these matters.
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
During the quarter ended September 30, 2019, the Company acquired ATRM by way of a merger between ATRM and a newly formed wholly owned subsidiary of the Company, with ATRM surviving the merger as wholly owned subsidiary of the Company. As a result of the ATRM Merger, the Company will absorb the tax attributes of ATRM. The Company is still evaluating the impact of the ATRM Acquisition to the Company’s tax accounts. To the extent that the write up of acquired intangibles in the acquisition exceed the value of ATRM’s tax attributes after considering Internal Revenue Code section 382 ownership change rule impacts to those acquired tax attributes, the Company would need to record a deferred tax liability and tax expense associated with the ATRM Acquisition. The tax disclosures below do not contemplate the implications of any potential deferred tax liability or related expense associated with the ATRM Acquisition, as the Company currently doesn’t have enough information to finalize any conclusions with respect to the tax accounting for the ATRM Acquisition. The Company is currently performing analysis to evaluate the value of acquired tax attributes and is in process of working on the tax accounting for the ATRM Acquisition.
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
As a result of the intraperiod tax allocation rules, for the nine months ended September 30, 2019, the Company recorded an income tax benefit of $0.2 million and an income tax expense of $0.1 million within continuing operations and discontinued operations, respectively. For the nine months ended September 30, 2018, the Company recorded an income tax benefit of $0.9 million and $0.9 million of income tax expense within continuing operations and discontinued operations, respectively.
As of September 30, 2019, we had unrecognized tax benefits of approximately $3.6 million related to uncertain tax positions. Included in the unrecognized tax benefits were $3.2 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.
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
Segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue by segment:
Diagnostic Services	$11,670	$12,412	$35,714	$37,704
Diagnostic Imaging	3,351	2,803	8,923	8,401
Mobile Healthcare	10,575	10,492	30,669	32,147
Building and Construction	2,729	—	2,729	—
Real Estate and Investments	43	—	43	—
Corporate, eliminations and other	(35)	—	(35)	—
Consolidated revenue	$28,333	$25,707	$78,043	$78,252

Gross profit by segment:
Diagnostic Services	$2,162	$2,404	$7,548	$7,620
Diagnostic Imaging	1,174	1,154	3,040	3,665
Mobile Healthcare	1,441	800	3,351	3,247
Building and Construction	477	—	477	—
Real Estate and Investments	(23)	—	(200)	—
Corporate, eliminations and other	(35)	—	(35)	—
Consolidated gross profit	$5,196	$4,358	$14,181	$14,532

(Loss) income from operations by segment:
Diagnostic Services	$1,344	$1,761	$5,037	$3,850
Diagnostic Imaging	755	160	1,663	1,814
Mobile Healthcare	551	(192)	367	(171)
Building and Construction	26	—	26	—
Real Estate and Investments	(61)	—	(260)	—
Corporate, eliminations and other	(35)	—	(35)	—
Unallocated corporate and other expenses	(2,731)	(2,512)	(8,230)	(7,657)
Segment loss from operations	(151)	(783)	(1,432)	(2,164)
Goodwill impairment	—	—	—	(476)
Merger and finance costs	(1,058)	—	(2,058)	—
Consolidated loss from operations	$(1,209)	$(783)	$(3,490)	$(2,640)

Depreciation and amortization by segment:
Diagnostic Services	$333	$510	$942	$1,750
Diagnostic Imaging	64	70	215	221
Mobile Healthcare	1,272	1,322	4,137	4,500
Building and Construction	124	—	124	—
Real Estate and Investments	208	—	243	—
Total depreciation and amortization	$2,001	$1,902	$5,661	$6,471
Subsequent to the ATRM Merger, the Company formed a building and construction segment through ATRM that services residential and commercial construction projects by manufacturing modular housing units, structural wall panels, permanent wood foundation systems, and other engineered wood products, and supplies general contractors with building materials. The Company also formed real estate and investments segment through SRE and LSVM to manage real estate assets and investments.

Note 13. Related Party Transactions
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
ATRM
Jeffrey E. Eberwein, the Chairman of our board of directors is also the Chief Executive Officer of Lone Star Value Management, LLC (“LSVM”), which is the investment manager of Lone Star Value Investors, LP (“LSVI”) and Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”). Mr. Eberwein is also the sole manager of Lone Star Value Investors GP, LLC (“LSV GP”), the general partner of LSVI and Co-Invest I, and is the sole owner of LSV Co-Invest I. LSVM was a wholly owned subsidiary of ATRM on the ATRM Acquisition Date (see Acquisition of LSVM). Prior to the closing of the ATRM Merger, Mr. Eberwein was also Chairman of the board of directors of ATRM.
Prior to the closing of the ATRM Merger, Mr. Eberwein and his affiliates owned approximately 4.3% of the outstanding Digirad common stock and 17.4% of the outstanding ATRM common stock. In addition, LSVI owned  222,577 shares of ATRM’s 10.0% Series B Cumulative Preferred Stock (the “ATRM Preferred Stock”) and another 374,562 shares of ATRM Preferred Stock were owned directly by LSV Co-Invest I. Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of the securities owned by LSVI and LSV Co-Invest I. Mr. Eberwein disclaimed beneficial ownership of ATRM Preferred Stock, except to the extent of his pecuniary interest therein. At the effective time of the ATRM Merger, (i) each share of ATRM common stock converted into the right to receive three one-hundredths (0.03) of a share of Company Preferred Stock and (ii) each share of ATRM Preferred Stock converted into the right to receive two and one-half (2.5) shares of Company Preferred Stock.
As of September 30, 2019, Mr. Eberwein owned approximately 4.3% of the outstanding Digirad common stock. In addition, as of September 30, 2019, Mr. Eberwein owned 1,196,926 share of Company Preferred Stock, and LSVI owned 300,000 shares of Company Preferred Stock. Mr. Eberwein as the CEO of LSVM, which is the investment advisor of LSVI, and as the sole manager of LSV GP, which is the general partner of LSVI Mr. Eberwein may be deemed the beneficial owner of the securities held by LSVI. Mr. Eberwein disclaims beneficial ownership of Company Preferred Stock, except to the extent of his pecuniary interest therein.
Private Placement
Immediately prior to the closing of the ATRM Merger, Digirad issued 300,000 shares of Company Preferred Stock in a private placement (the “Private Placement”) to LSVI for a price of $10 per share for total proceeds to the Company of $3 million. The Private Placement was made pursuant to the terms of a Stock Purchase Agreement, dated as of September 10, 2019 (the “SPA”). The Company Preferred Stock sold in the Private Placement have not been registered under the Securities Act of 1933, as amended (the “Act”), and may not be resold absent registration under, or exemption from registration under, the Act.

At the closing of the Private Placement, the Company and LSVI entered into a Registration Rights Agreement, dated as of September 10, 2019 (the “Registration Rights Agreement”), pursuant to which Digirad agreed to file a registration statement with the SEC, covering the resale of the shares of Company Preferred Stock issued in the Private Placement, if and upon the written request of the Private Placement investors at any time on or before September 10, 2021. Digirad is obligated to maintain the effectiveness of the registration statement from its effective date until the later of (a) the date on which all registrable shares covered by the registration statement have been sold, or may be sold without volume or manner of sale restrictions under Rule 144 or (b) the second anniversary of the closing date. Digirad agreed to use commercially reasonable efforts to have the registration statement declared effective by the SEC as soon as possible following the filing thereof.
In addition, prior to the effective time of the ATRM Merger, the Company entered into a put option purchase agreement with Mr. Eberwein, pursuant to which the Company has the right to require Mr. Eberwein to acquire up to 100,000 shares of Company Preferred Stock at a price of $10 per share for aggregate proceeds of up to $1,000,000 at any time, in the Company’s discretion, during the 12 months following the effective time of the ATRM Merger (the “Issuance Option”).
ATRM Notes Payable
ATRM, a wholly owned subsidiary of the Company as a result of the ATRM Merger, has the following related party promissory notes outstanding:
(i) unsecured promissory note (principal amount of $0.6 million payable to LSV Co-Invest I), with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest due on January 12, 2020 (the “January Note”);
(ii) unsecured promissory note (principal amount of $1.02 million payable to LSV Co-Invest I), with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest due on June 1, 2020 (the “June Note”); and
(iii) unsecured promissory note (principal amount of $0.3 million payable to LSVM), with interest payable annually at a rate of 10.0% per annum (LSVM may elect to receive any interest payment entirely in-kind at a rate of 12.0% per annum), with any unpaid principal and interest due on November 30, 2020 (the “LSVM Note”).
LSVM and LSV Co-Invest I on July 17, 2019, waived any right to accelerate payment with respect to the ATRM Merger under the LSVM Note, the January Note, and the June Note. On November 13, 2019, LSV Co-Invest I extended the maturity date of the January Note from January 12, 2020, to the earlier of (i) October 1, 2020 and (ii) the date when the January Note is no longer subject to a certain Subordinate Agreement dated January 12, 2018, as amended, in favor of Gerber Finance. On November 13, 2019 LSV Co-Invest I also extended the maturity date of the June Note from June 1, 2020, to the earlier of (i) October 1, 2020 and (ii) the date when the January Note is no longer subject to a certain Subordinate Agreement dated June 1, 2018, as amended, in favor of Gerber Finance.

Subordination Agreement

LSVM and LSV Co-Invest I are party to subordination agreements with ATRM and Gerber Finance pursuant to which LSVM and LSV Co-Invest I agreed to subordinate the obligations of ATRM under their unsecured promissory notes to the obligations of the borrowers to Gerber Finance. Additionally, as a condition to the Premier Loan Agreement, Mr. Eberwein entered into a guaranty in favor of Premier Bank, absolutely and unconditionally guaranteeing all of the borrowers’ obligations.

Acquisition of LSVM

On April 1, 2019, ATRM entered into a Membership Interest Purchase Agreement (the “LSVM Purchase Agreement”) with LSVM and Mr. Eberwein. Pursuant to the terms of the LSVM Purchase Agreement, Mr. Eberwein sold all of the issued and outstanding membership interests of LSVM to ATRM (the “LSVM Acquisition”) for a purchase price of $100.00, subject to a working capital adjustment provision. The LSVM Acquisition closed simultaneously with the execution and delivery of the LSVM Purchase Agreement, and was deemed effective as of January 1, 2019 for accounting purposes, as a result of which LSVM became a wholly-owned subsidiary of ATRM. Pursuant to the LSVM Purchase Agreement, the current assets as well as the $0.3 million promissory note issued by ATRM and current liabilities existing prior to January 1, 2019 remain with Mr. Eberwein. Cash contributions made by Mr. Eberwein subsequent to the ATRM Acquisition also exist as a payment due to Mr. Eberwein by ATRM. The LSVM Purchase Agreement contains representations, warranties, covenants and indemnification provisions customary for transactions of this type. LSVM was acquired by the Company as part of the ATRM Acquisition.

Financial Assistance
On May 1, 2019, the special committee of the Company’s board of directors (the “Special Committee”) approved financial assistance by the Company to ATRM, in the form of advances or cash payments on behalf of ATRM, in order assist ATRM in becoming current with its financial statements and filings with the SEC. Under the terms of this approval, the Company was authorized to advance or spend up to an aggregate maximum amount of $0.4 million, with subsequent increments of $0.01 million subject to further approval by a designated member of the Special Committee. On July 30, 2019, the Special Committee increased the amount of financial assistance that the Company is authorized to provide to $0.8 million. The Company entered into an agreement with ATRM pursuant to which ATRM agreed to repay all such financial assistance if the ATRM Acquisition did not close.
As of September 30, 2019 and upon the completion of the ATRM Merger, the Company has made cash payments on behalf of ATRM of approximately $0.7 million.
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
As of September 30, 2019, and upon the completion of the ATRM Merger, the investment in Star Procurement was included as purchase consideration as an increase in paid in capital within the condensed consolidated balance sheets.
Note Receivable
On December 14, 2018, the Company received an unsecured promissory note from ATRM in the principal amount of $0.3 million (the “ATRM Note”) in exchange for a loan to ATRM in the same amount. The ATRM Note bears interest at 10% per annum for the first 12 months of its term, and at 12% per annum for the remaining 12 months. All unpaid principal and interest is due on December 14, 2020. ATRM may prepay the note at any time after a specified amount of advance notice to the Company. The ATRM Note provides for customary events of default, the occurrence of any of which may result in the principal and unpaid interest then outstanding becoming immediately due and payable. The ATRM Note was included in other assets in the condensed consolidated balance sheets.

As of September 30, 2019, and upon the completion of the ATRM Merger, the note receivable was included as purchase consideration as an increase in paid in capital within the condensed consolidated balance sheets.
Acquisitions and Leases of Maine Facilities
Through its SRE subsidiary the Company purchased from KBS, a wholly-owned subsidiary of ATRM, two plants in Maine that manufacture modular buildings and leased these properties back to KBS, as further described below.
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
KBS subleased the manufacturing building located in Waterford, Maine to North Country Steel Inc., a Maine corporation with an initial 5 year term rental agreement, commenced on September 6, 2019. The rental agreement is structured with a monthly payment arrangement and is accounted for as operating lease.
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
As of September 30, 2019 and upon the completion of the ATRM Merger, the sale-leaseback arrangement is consolidated in the condensed consolidated balance sheets.

Note 14. Redeemable Preferred Stock
Holders of shares of the Company Preferred Stock will be entitled to receive, when, as and if, authorized by the Company’s board of directors (or a duly authorized committee of Digirad board of directors) and declared by the Company out of funds legally available for the payment of dividends, preferential cumulative cash dividends at the rate of 10.0% per annum of the liquidation preference of $10.00 per share. Dividends will be payable quarterly, in arrears, on the last calendar day of March, June, September and December (each a “dividend payment date”) to holders of record at the close of business on the first day of each payment month. As of September 30, 2019, the Company’s board has not declared the dividend.
Note 15. Subsequent Events
None.

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
Overview
On September 10, 2018, we announced that our board of directors approved the conversion of Digirad into a diversified holding company (the “HoldCo Conversion”) and the potential acquisition of ATRM Holdings, Inc. (ATRM) as an initial “kick-off” transaction. On September 10, 2019, Digirad completed the ATRM Acquisition and thereby converted into a diversified holding company. Digirad, as a diversified holding company, has three divisions:

•
Healthcare (Digirad Health): designs, manufactures, and distributes diagnostic medical imaging products. Digirad Health operates in three businesses: Diagnostic Services, Mobile Healthcare, and Diagnostic Imaging. The Diagnostic Services business offers imaging and monitoring services to healthcare providers as an alternative to purchasing the equipment or outsourcing the job. The Mobile Healthcare business provides contract diagnostic imaging, including computerized tomography (“CT”), magnetic resonance imaging (“MRI”), positron emission tomography (“PET”), PET/CT, and nuclear medicine and healthcare expertise through a convenient mobile service. The Diagnostic Imaging business develops, sells, and maintains solid-state gamma cameras.

•
Building and Construction (ATRM): services residential and commercial construction projects by manufacturing modular housing units, structural wall panels, permanent wood foundation systems, and other engineered wood products, and supplies general contractors with building materials

•	Real Estate and Investments: manages real estate assets (currently three manufacturing plants in Maine) and investments.
Healthcare (Digirad Health) delivers convenient, effective, and efficient healthcare solutions on an as needed, when needed, and where needed basis. Digirad’s diverse portfolio of mobile healthcare solutions and diagnostic imaging equipment and services provides hospitals, physician practices, and imaging centers throughout the United States access to technology and services necessary to provide patient care in the rapidly changing healthcare environment.
ATRM manufactures modular housing units for commercial and residential applications. ATRM operates in two businesses: (i) modular building manufacturing and (ii) structural wall panel and wood foundation manufacturing, including building supply retail operations. The modular building manufacturing business is operated by KBS, the structural wall panel and wood foundation manufacturing segment is operated by EdgeBuilder, and the retail building supplies are sold through Glenbrook. KBS, EdgeBuilder and Glenbrook are wholly-owned subsidiaries of ATRM.
Real Estate & Investments generates income from the lease of commercial properties and equipment through Star Real Estate Holdings USA, Inc. (SRE), and provides services that include investment advisory services and the servicing of pooled investment vehicles through Lone Star Value Management, LLC (LSVM), a Connecticut based exempt reporting advisor. LSVM, which was a wholly owned subsidiary of ATRM on the ATRM Acquisition Date, was acquired by the Company in the ATRM Acquisition.
In February of 2018, we completed the sale of our customer contracts relating to our MDSS post-warranty service business to Philips. On October 31, 2018, we sold our Telerhythmics business to G Medical Innovations USA, Inc., for $1.95 million cash.
On December 14, 2018, Digirad and ATRM, entered into a joint venture and formed Star Procurement, with Digirad and ATRM each holding a 50% interest. The purpose of the joint venture is to provide the service of purchasing and selling building materials and related goods to KBS with which Star Procurement entered into a Services Agreement on January 2, 2019. In accordance with the terms of the Star Procurement Limited Liability Company Agreement, Digirad made a $1.0 million capital contribution to the joint venture, which was made in January 2019. This entity was subsequently consolidated within the condensed consolidated financial statements upon completion of the ATRM merger.

On September 10, 2019 (the ATRM Acquisition Date), Digirad completed its acquisition of ATRM pursuant to the results of ATRM Merger Agreement under which Merger Sub (a wholly owned subsidiary of Digirad) merged with and into ATRM, with ATRM surviving as a wholly owned subsidiary of Digirad. As a result of the ATRM Merger, ATRM’s operations have been included in our consolidated financial statements since the ATRM Acquisition Date. Digirad’s aim with this acquisition is to continue to grow its business into an integrated healthcare services company while simultaneously converting into a diversified holding company through the acquisition of businesses that meet Digirad’s internally developed financially disciplined approach for acquisitions. The Company expects to achieve significant synergies and cost reductions by eliminating redundant processes and facilities.
As part of the HoldCo Conversion, Digirad formed a real estate and investments division under a newly formed subsidiary named Star Real Estate Holdings USA, Inc. (“SRE”) for the purposes of holding significant real estate assets that Digirad acquires. In April 2019, as an initial transaction to create Digirad’s real estate division under SRE and launch that aspect of the HoldCo Conversion, Digirad funded the initial purchase of three manufacturing facilities in Maine that manufacture modular buildings and leased those three properties. The funding of the assets acquisition was primarily through the revolver loan under our SNB Credit Facility. Digirad expects SRE to be substantially self-funded over time by raising its own capital in the form of commercial mortgages on the properties it owns or by raising other forms of external capital.
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
Business Segments
As of September 30, 2019, our business is organized into five reportable segments:
•Diagnostic Services
•Mobile Healthcare
•Diagnostic Imaging
•Building and Construction
•Real Estate and Investments
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
Building and Construction. ATRM through its wholly-owned subsidiaries KBS, Glenbrook and EdgeBuilder, services residential and commercial construction projects by manufacturing modular housing units, structural wall panels, permanent wood foundation systems, and other engineered wood products, and supplies general contractors with building materials. KBS is a Maine-based manufacturer that started business in 2001 as a manufacturer of modular homes. The KBS competitive strategy is to offer top quality products for both commercial and residential buildings with a focus on customization to suit the project requirements, provide value with our engineering and design expertise, and meet the timeframe needed by the customer. Glenbrook is a retail supplier of lumber, windows, doors, cabinets, drywall, roofing, decking and other building materials and conducts its operations in Oakdale, Minnesota. EdgeBuilder is a manufacturer of structural wall panels, permanent wood foundation systems and other engineered wood products and conducts its operations in Prescott, Wisconsin. The Glenbrook competitive strategy is to provide top-quality building materials and unmatched service and attention to detail to building professionals, as well as homeowners. In addition, Glenbrook provides highly personalized service, knowledgeable salespeople and attention to detail that the larger, big-box chain home stores do not provide. The EdgeBuilder competitive strategy is to offer a superior product unique to the project’s requirements, provide value with our engineering and design expertise, and meet the timeframe needed by the customer, while staying cost-competitive. EdgeBuilder’s production strategy is to utilize automation and the most efficient methods of manufacturing and high-quality materials in all of its projects.
Real Estate and Investments. As part of the HoldCo Conversion, Digirad formed a real estate division under a newly formed subsidiary named Star Real Estate Holdings USA, Inc. (“SRE”) for the purposes of holding significant real estate assets that Digirad acquires. As an initial transaction to create Digirad’s real estate division under SRE and launch that aspect of the HoldCo Conversion, in April 2019, Digirad funded the initial purchase of three manufacturing facilities in Maine that manufacture modular buildings and leased those three properties. The funding of the assets acquisition was primarily through the revolver loan under our SNB Credit Facility. Digirad expects SRE to be substantially self-funded over time by raising its own capital in the form of commercial mortgages on the properties it owns or by raising other forms of external capital. Lone Star Value Management, LLC (LSVM), which was a wholly owned subsidiary of ATRM on the ATRM Acquisition Date, is a Connecticut based exempt reporting advisor that was acquired by the Company in the ATRM Acquisition. LSVM provides services that include investment advisory services and the servicing of pooled investment vehicles. The Company expects to use LSVM to make strategic investments in future potential acquisition targets for the Company.
Our Market
The target market for our healthcare division is comprised of cardiologists, internal medicine physicians, family practice physicians, hospitals, IDNs, and federal institutions in the United States that perform or could perform a diagnostic imaging procedure, have a need for cardiac event monitoring, or have interest in purchasing a diagnostic imaging product. During the year ended December 31, 2018, through Diagnostic Services and Mobile Healthcare, we provided imaging services to 992 physicians, physician groups, hospitals, IDNs and federal institutions. Our Diagnostic Services and Mobile Healthcare businesses currently operate in approximately 40 states. In the past, our market has been negatively affected by lower reimbursements from the Center for Medicare and Medicaid Services (“CMS”) and third-party insurance providers for the codes under which our customers bill for our services, although reimbursements have stabilized in the last several years. We have addressed, and will continue to address, these market pressures by modifying our Diagnostic Services and Mobile Healthcare business models, and by assisting our healthcare customers in complying with new regulations and requirements.
The target market for our building and construction division includes residential home builders, general contractors, owners/developers of commercial buildings, and individual retail customers.

Trends and Drivers
The market for diagnostic services and products is highly competitive. Our healthcare division, which is focused primarily on the private practice and hospital sectors, continues to face uncertainty in the demand for diagnostic services and imaging equipment, which we believe is due in part to the impact of the Deficit Reduction Act on the reimbursement environment and the 2010 Healthcare Reform laws, as well as general uncertainty in overall healthcare and legislative changes in healthcare, such as the Affordable Care Act. These challenges have impacted, and will likely continue to impact, our operations. We believe that the principal competitive factors in our market include budget availability for our capital equipment, qualifications for reimbursement, pricing, ease-of-use, reliability, and mobility.
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
Building and Construction. The target market for our building and construction division includes residential home builders, general contractors, owners/developers of commercial buildings, and individual retail customers.
Real Estate and Investments. As part of the HoldCo Conversion, Digirad formed a real estate division under a newly formed subsidiary named Star Real Estate Holdings USA, Inc. (“SRE”) for the purposes of holding significant real estate assets that Digirad acquires. As an initial transaction to create Digirad’s real estate division under SRE and launch that aspect of the HoldCo Conversion, in April 2019, Digirad funded the initial purchase of three manufacturing facilities in Maine that manufacture modular buildings and leased those three properties. The funding of the assets acquisition was primarily through the revolver loan under our SNB Credit Facility. Digirad expects SRE to be substantially self-funded over time by raising its own capital in the form of commercial mortgages on the properties it owns or by raising other forms of external capital. As part of the investment arm of the Company, LSVM, a Connecticut based exempt reporting advisor may make strategic investments in future potential acquisition targets for the Company or in pursuit of other strategic relationships. LSVM currently also provides investment advisory services and manages assets of related and unrelated parties to the Company through pooled investment vehicles.
Acquisition of ATRM Holdings, Inc.
On September 10, 2018, we announced the potential acquisition of ATRM pursuant to a non-binding letter of intent with ATRM. On July 3, 2019, we announced that we had entered into an Agreement and Plan of Merger (the ATRM Merger Agreement) by and among the Company, Digirad Acquisition Corporation, a newly formed Minnesota corporation and wholly-owned subsidiary of the Company (Merger Sub), and ATRM. On September 10, 2019 (the ATRM Acquisition Date), Digirad completed its acquisition of ATRM pursuant to the ATRM Merger Agreement under which Merger Sub merged with and into ATRM, with ATRM surviving as a wholly-owned subsidiary of Digirad. As a result of the ATRM Merger, ATRM’s operations have been included in our consolidated financial statements since the ATRM Acquisition Date.
At the effective time of the ATRM Merger, (i) each share of ATRM common stock was converted into the right to receive three one-hundredths (0.03) of a share of 10.0% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, of the Company (Company Preferred Stock) and (ii) each share of ATRM 10.00% Series B Cumulative Preferred Stock, par value $0.001 per share (ATRM Preferred Stock) converted into the right to receive two and one-half (2.5) shares of Company Preferred Stock, for an approximate aggregate total of 1.6 million shares of Company Preferred Stock. No fractional shares of Company Preferred Stock were issued to any ATRM shareholder in the ATRM Merger. Each ATRM shareholder who would otherwise have been entitled to receive a fraction of a share of Company common stock in the ATRM Merger received one whole share of Company Preferred Stock. Upon the effectiveness of the ATRM Merger, each share of ATRM Common Stock and each share of ATRM Preferred Stock issued and outstanding were no longer be outstanding and automatically were canceled and retired and ceased to exist. ATRM held a special meeting of its shareholders at which the holders of ATRM Common Stock and ATRM Preferred Stock, voting as separate classes, approved the ATRM Merger Agreement and the transactions contemplated thereby, including the ATRM Merger.
As a result of the ATRM Merger, ATRM’s operations have been included in the consolidated financial statements since the ATRM Acquisition Date. ATRM, through its wholly-owned subsidiaries, KBS, Glenbrook, and EdgeBuilder, manufactures modular buildings for commercial and residential applications, and manufactures structural wall panels, permanent wood foundation systems, and other engineered wood products for use in construction of residential and commercial buildings. As of the ATRM Acquisition Date, ATRM wholly owned LSVM, a Connecticut based exempt reporting advisor located in Greenwich, CT. Digirad’s aim with this acquisition is to continue to grow its business into an integrated healthcare services company while simultaneously converting into a diversified holding company through the acquisition of businesses that meet Digirad’s internally developed financially disciplined approach for acquisitions. The Company expects to achieve significant synergies and cost reductions by eliminating redundant processes and facilities.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2019 and 2018
The following table summarizes our results for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	Percent of Revenues	2018	Percent of Revenues	Change from Prior Year
					Dollars	Percent
Total revenues	$28,333	100.0%	$25,707	100.0%	$2,626	10.2%
Total cost of revenues	23,137	81.7%	21,349	83.0%	1,788	8.4%
Gross profit	5,196	18.3%	4,358	17.0%	838	19.2%
Total operating expenses	6,405	22.6%	5,141	20.0%	1,264	24.6%
Loss from operations	(1,209)	(4.3)%	(783)	(3.0)%	(426)	54.4%
Total other expense	(293)	(1.0)%	(783)	(3.0)%	490	(62.6)%
Loss before income taxes	(1,502)	(5.3)%	(1,566)	(6.1)%	64	(4.1)%
Income tax (expense) benefit	(2)	—%	379	1.5%	(381)	(100.5)%
Net loss from continuing operations	(1,504)	(5.3)%	(1,187)	(4.6)%	(317)	26.7%
Net loss from discontinued operations	—	—%	(239)	(0.9)%	239	100.0%
Net loss	$(1,504)	(5.3)%	$(1,426)	(5.5)%	$(78)	5.5%

Revenues
Healthcare
Healthcare revenue by segments is summarized as follows (in thousands):

	Three Months Ended September 30,
	2019	2018	Change	% Change
Diagnostic Services	$11,670	$12,412	$(742)	(6.0)%
Mobile Healthcare	10,575	10,492	83	0.8%
Diagnostic Imaging	3,351	2,803	548	19.6%
Total Healthcare Revenue	$25,596	$25,707	$(111)	(0.4)%
The decrease in Diagnostic Services revenue compared to the prior year quarter was primarily due to the sale of our Telerhythmics business in October 2018, resulting in a loss of revenues of $0.9 million.
The increase in Mobile Healthcare revenue compared to the prior year quarter was primarily due to an increase in rental revenue of $0.2m in sublease and owned assets. The utilization of our interim rentals can vary in each period based on customers that are in the midst of new construction or refurbishing their current facilities.
The increase in Diagnostic Imaging revenue was due to more advanced camera sales compared to prior year quarter.
Building and Construction
Building and construction revenue is summarized as follows (in thousands):

	Three Months Ended September 30,
	2019	2018	Change	% Change
Building and Construction	$2,729	$—	$2,729	100.0%
Total Building and Construction Revenue	$2,729	$—	$2,729	100.0%
The increase in building and construction revenue was revenue generated by the segment subsequent to the ATRM Merger.
Real Estate and Investments
Real Estate and Investments revenue is summarized as follows (in thousands):

	Three Months Ended September 30,
	2019	2018	Change	% Change
Real Estate and Investments	$43	$—	$43	100.0%
Real Estate and Investments	$43	$—	$43	100.0%
The increase in real estate and investments revenue was revenue generated by the LSVM and intercompany lease revenue from SRE subsequent to the ATRM Merger. The SRE lease revenue was eliminated through intercompany consolidation in the condensed consolidated financial statements.

Gross Profit
Healthcare Gross Profit
Healthcare gross profit and gross margin by segments is summarized as follows (in thousands):

	Three Months Ended September 30,
	2019	2018	% Change
Diagnostic Services gross profit	$2,162	$2,404	(10.1)%
Diagnostic Services gross margin	18.5%	19.4%

Mobile Healthcare gross profit	$1,441	$800	80.1%
Mobile Healthcare gross margin	13.6%	7.6%

Diagnostic Imaging gross profit	$1,174	$1,154	1.7%
Diagnostic Imaging gross margin	35.0%	41.2%

Total healthcare gross profit	$4,777	$4,358	9.6%
Total healthcare gross margin	18.7%	17.0%
The decrease in Diagnostic Services gross margin percentage was mainly due to higher corresponding increase in costs of goods sold than revenue due to higher radiopharmaceutical material costs, and higher salaries and benefits due to greater number of days ran, studies performed.
The increase in Mobile Healthcare gross margin percentage was primarily due to a favorable mix of services provided, and $0.5 million lower of equipment maintenance costs.
The increase in Diagnostic Imaging gross margin percentage was primarily due to more advanced cameras sold compared to the prior year quarter.
Real Estate and Investments
Real Estate and Investments gross profit and margin is summarized as follows (in thousands):

	Three Months Ended September 30,
	2019	2018	% Change
Real Estate and Investments gross profit	$(23)	$—	(100.0)%
Real Estate and Investments gross margin	(100.0)%	—%
The Real Estate and Investments gross profit relates to depreciation expense and the write-off of some of the assets included with the three manufacturing facilities acquired in April 2019.

Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Three Months Ended September 30,				Percent of Revenues
	2019	2018	Change		2019	2018
			Dollars	Percent
Selling, general and administrative expenses	$4,948	$4,785	$163	3.4%	17.5%	18.6%
Amortization of intangible assets	399	356	43	12.1%	1.4%	1.4%
Merger and financing	1,058	—	1,058	100.0%	3.7%	—%
Total operating expenses	$6,405	$5,141	$1,264	24.6%	22.6%	20.0%
The increase in selling, general and administrative expenses expenses was primarily due to $0.5 million expenses from the Building and Construction Division and offset by $0.3 million in savings from lower salaries and benefits resulting from lower headcount, as well as reduced costs for contracted outside services particularly in the information technology (IT) and human resources (HR) areas from the Healthcare division.
The increase in amortization of intangible assets was due to the ATRM Merger by approximately $0.1 million and offset by the sale of our Telerhythmics business in October 2018. Prior to the sale of Telerhythmics, the Company had recognized an approximately $0.5 million impairment on Telerhythmics related goodwill.
Merger and financing costs for three months ended September 30, 2019, is predominantly comprised of one-time costs related to the acquisition of ATRM, including an increase of $1.1 million in ATRM related expenses.
Total Other Expense
Total other expense is summarized as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Other expense, net	$3	$(76)
Interest expense, net	(292)	(200)
Loss on sale of building	(4)	(507)
Total other expense	$(293)	$(783)
Interest expense, net, for the three months ended September 30, 2019 and 2018 is predominantly comprised of cash interest costs and related amortization of deferred issuance costs on our debt.
The loss on building relates to the sale of buildings and land in Fargo, North Dakota.
Income Tax Expense
For the three months ended September 30, 2019, the Company recorded an income tax benefit of $2.0 thousand within continuing operations. See Note 11 Income Taxes, within the notes to our unaudited condensed consolidated financial statements for further information related to the Company’s income taxes.
Income from Discontinued Operations
See Note 2 Discontinued Operations, within the notes to our unaudited condensed consolidated financial statements for information regarding discontinued operations.

Results of Operations
Comparison of the Nine Months Ended September 30, 2019 and 2018
The following table summarizes our results for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	Percent of Revenues	2018	Percent of Revenues	Change from Prior Year
					Dollars	Percent
Total revenues	$78,043	100.0%	$78,252	100.0%	$(209)	(0.3)%
Total cost of revenues	63,862	81.8%	63,720	81.4%	142	0.2%
Gross profit	14,181	18.2%	14,532	18.6%	(351)	(2.4)%
Total operating expenses	17,671	22.6%	17,172	21.9%	499	2.9%
Loss from operations	(3,490)	(4.5)%	(2,640)	(3.4)%	(850)	32.2%
Total other expense	(1,314)	(1.7)%	(1,225)	(1.6)%	(89)	7.3%
Loss before income taxes	(4,804)	(6.2)%	(3,865)	(4.9)%	(939)	24.3%
Income tax benefit	168	0.2%	940	1.2%	(772)	(82.1)%
Net loss from continuing operations	(4,636)	(5.9)%	(2,925)	(3.7)%	(1,711)	58.5%
Net income from discontinued operations	266	0.3%	5,255	6.7%	(4,989)	(94.9)%
Net (loss) income	$(4,370)	(5.6)%	$2,330	3.0%	$(6,700)	(287.6)%
Revenues
Healthcare
Healthcare revenue by segments is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change	% Change
Diagnostic Services	$35,714	$37,704	$(1,990)	(5.3)%
Mobile Healthcare	30,669	32,147	(1,478)	(4.6)%
Diagnostic Imaging	8,923	8,401	522	6.2%
Total Healthcare Revenue	$75,306	$78,252	$(2,946)	(3.8)%
The decrease in Diagnostic Services revenue compared to the prior year was primarily due to the sale of our Telerhythmics business in October 2018, resulting in a loss of revenues of $3.1 million.
The decrease in Mobile Healthcare revenue compared to the prior year quarter was primarily due to an increase in cancellations resulting in a decrease of $1.4 million, and lower owned rental revenue of $0.8 million due to lower utilization and fewer assets in the mobile healthcare fleet, partially offset by higher sublease rentals of $0.5 million and higher accessories sales. The utilization of our interim rentals can vary in each period based on customers that are in the midst of new construction or refurbishing their current facilities.
The increase in Diagnostic Imaging revenue was due to an increase in number of cameras sold compared to prior year period.
Building and Construction
Building and construction revenue is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change	% Change
Building and Construction	$2,729	$—	$2,729	100.0%
Total Building and Construction Revenue	$2,729	$—	$2,729	100.0%
The increase in building and construction revenue was revenue generated by the segment subsequent to the ATRM Merger.

Real Estate and Investments
Real estate and investments revenue is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change	% Change
Real Estate and Investments	$43	$—	$43	100.0%
Total Real Estate and Investments	$43	$—	$43	100.0%
The increase in real estate and investments revenue was revenue generated by the LSVM and intercompany lease revenue from SRE subsequent to the ATRM Merger. The SRE lease revenue was eliminated through intercompany consolidation in the condensed consolidated financial statements.
Gross Profit
Healthcare Gross Profit
Services gross profit and gross margin by segment is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018	% Change
Diagnostic Services gross profit	$7,548	$7,620	(0.9)%
Diagnostic Services gross margin	21.1%	20.2%

Mobile Healthcare gross profit	$3,351	$3,247	3.2%
Mobile Healthcare gross margin	10.9%	10.1%

Diagnostic Imaging gross profit	$3,040	$3,665	(17.1)%
Diagnostic Imaging gross margin	34.1%	43.6%

Total healthcare gross profit	$13,939	$14,532	(4.1)%
Total healthcare gross margin	18.5%	18.6%
The increase in Diagnostic Services gross margin percentage was mainly due to the sale of our Telerhythmics business in October 2018, which typically had narrow or negative gross margins.
The increase in Mobile Healthcare gross margin percentage was primarily due to an unfavorable mix of services provided, as well as higher equipment and vehicle leasing costs of compared to the prior year period.
The decrease in Diagnostic Imaging gross margin percentage was primarily due to lower revenue, higher cost of goods sold due in part to merit increases in salaries, and higher material variance costs from scrapped equipment.
Real Estate and Investments
Real Estate and Investments gross profit and margin is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018	% Change
Real Estate and Investments gross profit	$(200)	$—	(100.0)%
Real Estate and Investments gross margin	(100.0)%	—%
The Real Estate and investments gross profit relates to depreciation expense and the write-off of some of the assets included with the three manufacturing facilities acquired in April 2019.

Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Nine Months Ended September 30,				Percent of Revenues
	2019	2018	Change		2019	2018
			Dollars	Percent
Selling, general and administrative expenses	$14,648	$15,627	$(979)	(6.3)%	18.8%	20.0%
Amortization of intangible assets	965	1,069	(104)	(9.7)%	1.2%	1.4%
Merger and financing	2,058	—	2,058	100.0%	2.6%	—%
Goodwill impairment	—	476	(476)	(100.0)%	—%	0.6%
Total operating expenses	$17,671	$17,172	$499	2.9%	22.6%	22.0%
The decrease in selling, general and administrative expenses was primarily due to $1.5 million in savings from lower salaries and benefits resulting from lower headcount following the sale of our Telerhythmics business in October 2018, as well as reduced costs for contracted outside services particularly in IT and HR areas as a result of steps we took to streamline our internal operations and offset by $0.5 million ATRM selling, general and administrative expenses.
The decrease in amortization of intangible assets was due to the sale of our Telerhythmics business in October 2018. and offset by $0.1 million amortization of intangible assets from ATRM.
Merger and financing costs for nine months ended September 30, 2019, is predominantly comprised of one-time costs related to the acquisition of ATRM, including an increase of $2.1 million in ATRM related expenses and a write-off of capitalized costs related to the Preferred Offering described below under “Liquidity and Capital Resources” in this MD&A.
Total Other Expense
Total other expense is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Other expense, net	$(200)	$(112)
Interest expense, net	(727)	(563)
Loss on sale of building	(236)	(507)
Loss on extinguishment of debt	(151)	(43)
Total other expense	$(1,314)	$(1,225)
Other expense, net for nine months ended September 30, 2019, is predominantly comprised of one-time costs related to the ATRM Merger.
Interest expense, net, for the nine months ended September 30, 2019 and 2018 is predominantly comprised of cash interest costs and related amortization of deferred issuance costs on our debt.
The loss on building relates to the completion of the sale of buildings and land in Fargo, North Dakota.
Loss on extinguishment of debt is related to the write-off of unamortized deferred financing costs related to the termination of the Comerica Credit Agreement on March 29, 2019. See Note 9, Debt, within the notes to our unaudited condensed consolidated financial statements for further information.
Income Tax Expense
For the nine months ended September 30, 2019, the Company recorded an income tax benefit of $0.2 million within continuing operations. During the nine months ended September 30, 2018, an income tax benefit of $0.9 million was recorded in continuing operations in accordance with the intraperiod allocation rules as a result of income generated from the gain on the sale of one of our business segments recorded in discontinued operations. See Note 11, Income Taxes, within the notes to our unaudited condensed consolidated financial statements for further information related to the Company’s income taxes.
Income from Discontinued Operations
See Note 2, Discontinued Operations, within the notes to our unaudited condensed consolidated financial statements for information regarding discontinued operations.

Liquidity and Capital Resources
Overview
We used cash of $0.8 million from operations during the nine months ended September 30, 2019. Cash flows from operations primarily represents net loss (adjusted for depreciation, amortization, and other non-cash items), as well as the net effect of changes in working capital. Cash flows from investing activities primarily represent our investment in capital equipment required to maintain and grow our business, as well as acquisitions and dispositions. Cash flows from financing activities primarily represent net proceeds from borrowings and receipt of cash related to the exercise of stock options, offset by outflows related to dividend payments and repayments of long-term borrowings.
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations, and availability on our revolving line of credit from our Sterling Credit Agreement. As of September 30, 2019, we had $1.5 million of cash and cash equivalents, as well as $2.8 million available under our revolving line of credit.
The Company has filed a registration statement on Form S-1, as amended on Form S-1/A, with the SEC for a potential offering (the “Preferred Offering”) of nonconvertible Series A Cumulative Term Preferred Stock (the “Series A Preferred Stock”) on March 12, 2019 and April 9, 2019, respectively. However, the Company will not proceed with its proposed offering of nonconvertible preferred stock on substantially the terms described in the registration statement.
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
Cash Flows
The following table shows cash flow information for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by operating activities	$(765)	$2,218
Net cash (used in) provided by investing activities	$(5,726)	$6,691
Net cash provided by (used in) financing activities	$6,362	$(9,898)
Operating Activities
The decrease in cash compared to the prior year period was primarily due to lower net income adjusted with the spending of the one-time merger and financing costs for non-cash items as a result of higher accounts receivable and lower accounts payable.
Investing Activities
The decrease in investing activities cash flow compared to the prior year period was primarily attributable to $6.8 million of proceeds received from the sale of our MDSS service contract business to Philips during the prior year and $5.2 million investment in the acquisition of three Maine properties.
Financing Activities
The increase in cash flows from financing activities is primarily due to net borrowings of approximately $7.6 million compared to net principal repayments in the prior year quarter of $5.9 million as we used proceeds from the Sterling National Bank credit facility to finance the purchase of three Maine properties.
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
In connection with the SNB Credit Facility, in the nine months ended September 30, 2019 the Company recognized a $0.2 million loss on extinguishment due to the write off of unamortized deferred financing costs associated with the Comerica Credit Agreement.
At September 30, 2019, the Company was in compliance with all covenants.
ATRM Loan Agreements
As of September 30, 2019, ATRM had outstanding revolving lines of credit of approximately $ 4.0 million. Our notes payable through ATRM primarily included (i) $1.3 million principal outstanding on KBS’s $4.0 million revolving credit facility under a Loan and Security Agreement, dated February 23, 2016, (as amended, the “KBS Loan Agreement”), with Gerber Finance Inc. (“Gerber Finance”) and (ii) $2.6 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a Revolving Credit Loan Agreement, dated June 30, 2017 (as amended, the “Premier Loan Agreement”) with Premier Bank (“Premier”), net of an immaterial amount of unamortized financing fees. As of September 30, 2019, ATRM is at the maximum borrowing capacity under both revolving lines of credit. See Note 9 Debt, within the notes to our unaudited condensed consolidated financial statements for further detail, including with regard to term extensions under the Premier Loan Agreement and guarantees by ATRM and Mr. Eberwein.
In addition, the Company has certain ATRM promissory notes outstanding as more fully described in Note 13, Related Party Transactions, within the notes to our unaudited condensed consolidated financial statements.
Off-Balance Sheet Arrangements
On September 10, 2019, the parties to the KBS Loan Agreement entered a Consent and Acknowledgment Agreement and Twelfth Amendment to Loan Agreement, by and among Gerber Finance, KBS, ATRM and the Company, pursuant to which the Company agreed to guarantee amounts borrowed by certain of ATRM’s subsidiaries from Gerber. The Twelfth Amendment requires the Company to serve as an additional guarantor with the existing guarantor, ATRM, with respect to the payment, performance and discharge of each and every obligation of payment and performance by the borrowing subsidiaries with respect to the loans made by Gerber to them. See Note 9, Debt, within the notes to our unaudited condensed consolidated financial statements for further detail.

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

As required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.
The Company closed the acquisition of ATRM on September 10, 2019, and ATRM’s total assets and revenues constituted 38.0% and 3.5%, respectively, of the Company’s consolidated total assets and revenues as shown on our consolidated financial statements as of and for the nine-months ended September 30, 2019. As disclosed in ATRM’s Annual Report on Form 10-K filed with the SEC on June 26, 2019, ATRM’s chief executive officer and chief financial officer concluded that ATRM’s disclosure controls and procedures and ATRM’s internal control over financial reporting were not effective as of December 31, 2018 due to material weaknesses in ATRM’s internal control over financial reporting based on 1) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience to create the proper environment for effective internal control over financial reporting, 2) oversight processes and procedures that guide individuals in applying in internal control over financial reporting were not adequate in preventing or detecting material accounting errors, and 3) ATRM did not utilize a perpetual inventory system for tracking inventory at KBS. As the ATRM Acquisition occurred in the third quarter of fiscal 2019, we excluded the internal control over financial reporting of ATRM from the scope of our assessment of the effectiveness of the Company’s disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from our scope in the year of acquisition, if specified conditions are satisfied.
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
On September 10, 2019, we completed the acquisition of ATRM. We are in the process of integrating the operations of ATRM into our overall internal control over financial reporting process.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 10 Commitments and Contingencies, within the notes to our unaudited condensed consolidated financial statements for a summary of legal proceedings.

ITEM 1A.	RISK FACTORS
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which we filed with the SEC on March 1, 2019, and in our registration statement on Form S-4 filed with SEC on July 19, 2019, as amended on August 7, 2019, in connection with the ATRM Merger. Except as noted below, the risks and uncertainties described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.
Risks Related to our Businesses
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
Part of our business strategy is to acquire businesses that we believe can complement or expand our current business activities, both financially and strategically. On September 10, 2019, Digirad acquired ATRM and its subsidiaries, including KBS, EdgeBuilder and Glenbrook with these synergistic benefits in mind. Previously, Digirad acquired PRHC and its subsidiaries, (including DMS Heath) on January 1, 2016; MD Office on March 5, 2015,; and Telerhythmics on March 13, 2014, which Digirad subsequently sold on October 31, 2018. Acquisitions involve many complexities, including, but not limited to, risks associated with the acquired business’ past activities, loss of customers, regulatory changes that are not anticipated, difficulties in integrating personnel and human resource programs, integrating ERP systems and other infrastructures, general underperformance of the business under Digirad control versus the prior owners, unanticipated expenses and liabilities, and the impact on its internal controls of compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002. There is no guarantee that its acquisitions will increase the profitability and cash flow of Digirad, and its efforts could cause unforeseen complexities and additional cash outflows, including financial losses. As a result, the realization of anticipated synergies or benefits from acquisitions may be delayed or substantially reduced, and could potentially result in the impairment of its investment in these businesses.
There can be no assurances that we will be successful as a diversified holding company.
Part of Digirad’s strategy is to become a diversified holding company through the acquisition of businesses that, Digirad believes, will realize a material benefit from being part of a larger holding company structure, both financially and strategically. There can be no assurances that Digirad will find suitable acquisition targets that will enable Digirad to successfully realize its conversion into a diversified holding company, and even if such targets are identified, there can be no assurances that Digirad can negotiate and complete such acquisitions on attractive terms.
If Digirad is unable to make successful acquisitions, its ability to grow its business could be adversely affected and its conversion to a diversified holding company structure may not succeeds. If Digirad succeed in making suitable acquisitions, Digirad may not be able to obtain the expected profitability or other benefits in the short or long term from such acquisitions.

Acquisitions, including the ATRM Acquisition, involve many complexities, including, but not limited to, risks associated with the acquired business’ past activities, loss of customers, regulatory changes that are not anticipated, difficulties in integrating personnel and human resource programs, integrating ERP systems and other infrastructures under Company control, unanticipated expenses and liabilities, and the impact on its internal controls of compliance with the regulatory requirements under the Sarbanes- Oxley Act of 2002. There is no guarantee that its acquisitions will increase the profitability and cash flow of Digirad, and its efforts could cause unforeseen complexities and additional cash outflows, including financial losses. As a result, the realization of anticipated benefits from acquisitions may be delayed or substantially reduced. In addition, its leadership team’s attention may also be diverted by any historical or potential acquisitions.
The Company is dependent on its senior management team and other key employees.

The Company’s success depends, to a significant extent, on its senior management team and other key employees and the ability of other personnel or new hires to effectively replace key employees who may retire or resign. Failure to retain its leadership team and attract and retain new leadership and other important personnel could lead to ineffective management and operations, which could materially and adversely affect its business and operating results.

The cyclical and seasonal nature of the housing industry causes ATRM’s revenues and operating results to fluctuate, and
ATRM expects this cyclicality and seasonality to continue in the future.

The housing industry is highly cyclical and seasonal. It is influenced by many national and regional factors, including the availability of financing for home buyers and developers, consumer confidence, interest rates, demographic and employment trends, income levels, housing demand, general economic conditions (including inflation and recessions), and the availability of suitable home sites. As a result of the foregoing factors, ATRM’s revenues and operating results have been volatile, and ATRM expects this volatility to continue in the future. Unfavorable changes in any of the above factors or other issues that may arise could have an adverse effect on ATRM’s revenue and earnings.

Although modular and wall panel construction in its factories eliminates many of the weather-related challenges encountered with site-built construction, ATRM’s operations can still be impacted by weather and other seasonal factors. Weather can cause delays in site preparation, including delays in building the foundation for a commercial project or residential home, access to building sites and customer delays in setting modular homes or wall panels due to weather conditions and temperature. Additionally, sales demand, especially for residential homes, generally weakens in the winter months, particularly in the northeast and upper Midwest regions of the United States. As a result, both KBS and EBGL experience some seasonality. At KBS, the third quarter typically is the strongest demand period and the first quarter typically is the lowest demand period during the year. Although EBGL experiences some seasonality, it is less pronounced than KBS. EBGL’s fluctuations in business are impacted more by the timing of its large wall panel projects. At EBGL, the first quarter typically is the strongest demand period and the third quarter typically is the lowest demand period during the year.
ATRM’s operating results could be adversely affected by changes in the cost and availability of raw materials.
Prices and availability of raw materials used to manufacture its products can change significantly due to fluctuations in supply and demand. Additionally, availability of the raw materials used to manufacture its products may be limited at times resulting in higher prices and/or the need to find alternative suppliers. Both KBS’s and EBGL’s major material components are dimensional lumber and wood sheet products, which include plywood and oriented strand board. Lumber costs are subject to market fluctuations. Furthermore, the cost of raw materials may also be influenced by transportation costs. It is not certain that any price increases can be passed on to its customers without affecting demand or that limited availability of materials will not impact its production capabilities. The state of the financial and housing markets may also impact its suppliers and affect the availability or pricing of materials. ATRM’s inability to raise the price of its products in response to increases in prices of raw materials or to maintain a proper supply of raw materials could have an adverse effect on its revenue and earnings.
ATRM has material weaknesses in its internal control over financial reporting and concluded that its disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2018.
Prior to the closing of the ATRM Merger, ATRM’s chief executive officer and chief financial officer concluded that its disclosure controls and procedures and its internal control over financial reporting were not effective as of December 31, 2018 due to material weaknesses in its internal control over financial reporting related to inadequate accounting processes and internal control procedures. The Company’s failure to successfully remediate these material weaknesses could cause the Company to fail to meet its reporting obligations and to produce timely and reliable financial information. Additionally, such failure could cause investors to lose confidence in the Company’s public disclosures, which could have a negative impact on its stock price.
ATRM has a few customers that account for a significant portion of its revenues, and the loss of these customers, or decrease in their demand for its products, could have a material adverse effect on its results.

ATRM relies on a limited number of customers for a substantial percentage of its net sales and accounts receivable. A reduction, delay, or cancellation of orders from some of these significant customers, or the loss of some of these customers, would likely have an adverse impact on its operating results.
If KBS is unable to maintain or establish its relationships with independent dealers and contractors who sell its homes, KBS revenue could decline.
KBS sells residential homes through a network of independent dealers and contractors. As is common in the modular home industry, KBS’s independent dealers may also sell homes produced by competing manufacturers and can cancel their relationships with KBS on short notice. In addition, these dealers may not remain financially solvent, as they are subject to industry, economic, demographic and seasonal trends similar to those faced by KBS. If KBS is not able to maintain good relationships with its dealers and contractors or establish relationships with new solvent dealers or contractors, KBS’s revenue could decline.
Due to the nature of ATRM’s business, many of its expenses are fixed costs and if there are decreases in demand for its products, it may adversely affect its operating results.
Many of its expenses, particularly those relating to properties, capital equipment, and certain manufacturing overhead items, are fixed in the short term. Reduced demand for its products causes its fixed production costs to be allocated across reduced production volumes, which adversely affects its gross margins and profitability.
Certain actions taken in connection with reducing operating costs may have a negative impact on ATRM’s business.
In the event of a housing downturn and a decline in its revenues, ATRM may implement cost reduction actions such as temporary factory shutdowns, workforce reductions, pay freezes and reductions, and reductions in other expenditures. In doing so, ATRM will attempt to maintain the necessary infrastructures to allow ATRM to take full advantage of subsequent improvements in market conditions. However, there can be no assurance that reductions ATRM may make in personnel and expenditure levels and the loss of the capabilities of personnel ATRM has terminated or may terminate will not inhibit ATRM in the timely ramp up of production in response to improving market conditions.
Due to the nature of the work the Company and its subsidiaries perform, the Company may be subject to significant liability claims and disputes.
The Company and its wholly owned subsidiaries engage in services that can result in substantial injury or damages that may expose the Company to legal proceedings, investigations and disputes. For example, in the ordinary course of its business, the Company may be involved in legal disputes regarding personal injury and wrongful death claims, employee or labor disputes, professional liability claims, and general commercial disputes, as well as other claims. LSVM as an exempt reporting advisor may also be subject to legal proceedings and investigations with the SEC or other regulatory bodies and may have disputes related to its fiduciary duties to the funds or instruments LSVM manages. An unfavorable legal ruling against the Company or its subsidiaries could result in substantial monetary damages. Although the Company has adopted a range of insurance, risk management, safety, and risk avoidance programs designed to reduce potential liabilities, there can be no assurance that such programs will protect the Company fully from all risks and liabilities. If the Company sustains liabilities that exceed its insurance coverage or for which the Company is not insured, it could have a material adverse impact on its results of operations and financial condition.
ATRM’s costs of doing business could increase as a result of changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations.
ATRM is subject to various federal, state and local laws and regulations that govern numerous aspects of its business. In recent years, a number of new laws and regulations have been adopted, and there has been expanded enforcement of certain existing laws and regulations by federal, state and local agencies. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. Changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations governing minimum wage or living wage requirements; the classification of exempt and non-exempt employees; the distinction between employees and contractors; other wage, labor or workplace regulations; healthcare; data protection and cybersecurity; the sale and pricing of some of its products; transportation; logistics; supply chain transparency; taxes; unclaimed property; energy costs and consumption; or environmental matters could increase its costs of doing business or impact its operations.
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
The Gerber Finance loan agreements contain certain covenants that restrict ATRM’s ability to engage in certain transactions and may impair its ability to respond to changing business and economic conditions.
ATRM’s loan agreements with Gerber Finance contain certain affirmative and negative covenants, including a financial covenant requiring ATRM to not incur a net annual post-tax loss for the fiscal year ending December 31, 2019 and a minimum level of net income for each fiscal year thereafter. These covenants also include restrictions on its abilities to take certain actions without the consent of Gerber Finance, and may limit its ability to respond to changing business and economic conditions. These restrictions include, among other things, limitations on the ability of the borrowers to take the following actions: merge, consolidate, acquire or invest in another company; incur additional debt; enter into transactions with affiliates; engage in other businesses; sell, transfer or otherwise dispose of assets; and make certain payments, including dividends or distributions to Digirad.
ATRM’s inability to comply with the financial covenants under its loan agreements with Gerber Finance and Premier Bank could have a material adverse effect on its financial condition.
As of December 31, 2018, KBS was not in compliance with the financial covenants under the KBS Loan Agreement requiring no net annual post-tax loss for KBS or the minimum leverage ratio covenant as of these test dates. Additionally, KBS was not in compliance with the requirement to deliver ATRM’s fiscal year-end financial statements reviewed by an independent certified accounting firm acceptable to Gerber Finance within 105 days from the fiscal year ended December 31, 2017. The occurrence of any event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable. In April 2019, ATRM obtained a waiver from Gerber Finance for these events. In addition, ATRM and Gerber Finance agreed to eliminate the minimum leverage ratio covenant for years after 2018.
As of December 31, 2018, EBGL was not in compliance with the following covenants under the Premier Loan Agreement:(i) a requirement to maintain a Debt Service Coverage Ratio for the calendar year of at least 1.0; and (ii) a requirement to deliver ATRM’s fiscal year-end audited financial statements within 120 days of the end of each calendar year. The occurrence of any event of default under the Premier Loan Agreement may result in EBGL’s obligations under the Premier Loan Agreement becoming immediately due and payable. In April 2019, ATRM obtained a waiver from Premier Bank for these events through January 1, 2020.
If ATRM fails to comply with any financial covenants under its loan agreements with Gerber Finance or Premier Bank going forward, the applicable lender(s) may demand the repayment of the credit facilities amount outstanding and any unpaid interest thereon.

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
Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limitation on the amount of taxable income that may be offset by a corporation’s NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when the corporation’s “5-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the corporation by more than 50 percentage points (by value) over a rolling three-year period. Additionally, various states have similar limitations on the use of state NOLs following an ownership change. As of December 31, 2018, ATRM had federal net operating loss carryforwards (“NOLs”) of approximately $104.7 million and state NOLs of approximately $23.3 million. The completion of the ATRM Merger will result in an ownership change under Section 382 with respect to ATRM.
The ATRM Merger should not result in an ownership change with respect to Digirad’s NOLs because Digirad believes that the Company Preferred Stock issued to ATRM shareholders in the ATRM Merger should be treated as “plain vanilla” or “pure preferred stock” within the meaning of Section 1504(a)(4) of the Code and would, therefore, be excluded for the purposes of determining whether an ownership change under Section 382 has occurred. However, if the Company Preferred Stock issued in the ATRM Merger is not considered “plain vanilla” or “pure preferred stock” within the meaning of Section 1504(a)(4) of the Code, the Company Preferred Stock will be treated as “stock” for purposes of Section 382 of the Code. In such event, an ownership change under Section 382 will likely occur with respect to Digirad’s NOLs.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of July 3, 2019, by and among Digirad Corporation, ATRM Holdings, Inc. and Digirad Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Digirad’s Current Report on Form 8-K filed with the SEC on July 3, 2019).

3.1
Certificate of Designations, Rights and Preferences of 10% Series A Cumulative Perpetual Preferred Stock of Digirad Corporation (incorporated by reference to Exhibit 3.1 to Digirad’s Current Report on Form 8-K filed with the SEC on September 11, 2019).

10.1
Stock Purchase Agreement, dated as of September 10, 2019, by and between Digirad Corporation and Lone Star Value Investors, LP (incorporated by reference to Exhibit 10.1 to Digirad’s Current Report on Form 8-K filed with the SEC on September 11, 2019).

10.2
Registration Rights Agreement, dated as of September 10, 2019, by and between Digirad Corporation and Lone Star Value Investors, LP (incorporated by reference to Exhibit 10.2 to Digirad’s Current Report on Form 8-K filed with the SEC on September 11, 2019).

10.3
Put Option Purchase Agreement, dated as of September 10, 2019, by and between Digirad Corporation and Jeffrey Eberwein (incorporated by reference to Exhibit 10.3 to Digirad’s Current Report on Form 8-K filed with the SEC on September 11, 2019).

10.4
Consent and Acknowledgment Agreement and Twelfth Amendment to Loan Agreement, dated as of September 10, 2019, by and among Gerber Finance Inc., KBS Builders, Inc., ATRM Holdings, Inc. and Digirad Corporation. (incorporated by reference to Exhibit 10.4 to Digirad’s Current Report on Form 8-K filed with the SEC on September 11, 2019).

10.5
Voting and Support Agreement, by and among Digirad Corporation, Lone Star Value Investors GP, LLC, Lone Star Value Investors, LP, Lone Star Value Co-Invest I, LP and Jeffrey Eberwein, dated July 3, 2019 (incorporated by reference to Exhibit 10.1 to Digirad’s Current Report on Form 8-K filed with the SEC on July 3, 2019).

10.6*	Waiver of Promissory Note dated July 17, 2019, by Lone Star Value Co-Invest I, LP to Promissory Note dated January 12, 2018, made by ATRM Holdings, Inc. in favor of Lone Star Value Co-Invest I, LP.
10.7*	Waiver of Promissory Note dated July 17, 2019, by Lone Star Value Co-Invest I, LP to Promissory Note dated June 1, 2018, made by ATRM Holdings, Inc. in favor of Lone Star Value Co-Invest I, LP.
10.8*	Waiver of Promissory Note dated July 17, 2019, by Lone Star Value Management, LLC to Promissory Note dated December 17, 2018, made by ATRM Holdings, Inc. in favor of Lone Star Value Management, LLC.
10.9*
Extension/Revision Agreement of Note dated October 1, 2019, by Premier Bank to Promissory Note dated June 30, 2017, made by Glenbrook Building Supply, Inc. and Edgebuilder, Inc. in favor of Premier Bank.

10.10*
Extension/Revision Agreement of Note dated November 1, 2019, by Premier Bank to Promissory Note dated June 30, 2017, made by Glenbrook Building Supply, Inc. and Edgebuilder, Inc. in favor of Premier Bank.

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

DIGIRAD CORPORATION

Date:	November 14, 2019	By:	/s/ MATTHEW G. MOLCHAN
Matthew G. Molchan President and Chief Executive Officer (Principal Executive Officer, Duly Authorized Officer)