Form 10-K
period 2019-12-31
DIGIRAD CORP
filed 2020-03-09
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates based on the closing stock price on June 30, 2019, was $11.6 million. For purposes of this computation only, all executive officers and directors have been deemed affiliates.
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 28, 2020 was 2,050,659.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year ended December 31, 2019 are incorporated by reference into Part III of this report.

DIGIRAD CORPORATION
FORM 10-K—ANNUAL REPORT
For the Fiscal Year Ended December 31, 2019

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
Corporate Information
Digirad Corporation (“Digirad”) was incorporated in Delaware in 1997. Unless the context requires otherwise, in this report the terms “we,” “us,” and, “our” refer to Digirad and our wholly-owned subsidiaries.
ITEM 1.     BUSINESS
Overview
Upon Digirad’s acquisition of ATRM Holdings, Inc. (“ATRM”) on September 10, 2019 (the “ATRM Merger” or the “ATRM Acquisition”), Digirad converted into a diversified holding company (the “HoldCo Conversion”). As a diversified holding company, Digirad has three divisions:

•
Healthcare (Digirad Health): designs, manufactures, and distributes diagnostic medical imaging products. Digirad Health operates in three businesses: Diagnostic Services, Mobile Healthcare, and Diagnostic Imaging. The Diagnostic Services business offers imaging and monitoring services to healthcare providers as an alternative to purchasing the equipment or outsourcing the job to another physician or imaging center. The Mobile Healthcare business provides contract diagnostic imaging, including computerized tomography (“CT”), magnetic resonance imaging (“MRI”), positron emission tomography (“PET”), PET/CT, and nuclear medicine and healthcare expertise through a convenient mobile service. The Diagnostic Imaging business develops, sells, and maintains solid-state gamma cameras.

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
Healthcare (Digirad Health) delivers convenient, effective, and efficient healthcare solutions on an as needed, when needed, and where needed basis. Digirad’s diverse portfolio of mobile healthcare solutions and diagnostic imaging equipment and services provides hospitals, physician practices, and imaging centers throughout the United States access to technology and services necessary to provide patient care in the rapidly changing healthcare environment. Digirad’s direct and indirect subsidiaries that are included in this division are referred to collectively herein as the “Healthcare Subsidiaries.”
Building and Construction (ATRM) manufactures modular housing units for commercial and residential applications. ATRM operates in two businesses: (i) modular building manufacturing and (ii) structural wall panel and wood foundation manufacturing, including building supply retail operations. The modular building manufacturing business is operated by KBS Builders, Inc. (“KBS”), and the structural wall panel and wood foundation manufacturing segment is operated by EdgeBuilder, Inc. (“EdgeBuilder”), and the retail building supplies are sold through Glenbrook Building Supply, Inc. (“Glenbrook” and together with EdgeBuilder, “EBGL”). KBS, EdgeBuilder and Glenbrook are wholly-owned subsidiaries of ATRM and are referred to collectively herein, and together with ATRM, as the “Construction Subsidiaries.”

Real Estate & Investments generates revenue from the lease of commercial properties and equipment through Star Real Estate Holdings USA, Inc. (“SRE”), a wholly-owned subsidiary of Digirad, and provides services that include investment advisory services and the servicing of pooled investment vehicles through Lone Star Value Management, LLC (“LSVM”), a Connecticut based exempt reporting advisor. LSVM, which was a wholly owned subsidiary of ATRM on the ATRM Acquisition Date, was acquired by the Company in the ATRM Acquisition. In April 2019, as an initial transaction to create Digirad’s real estate division under SRE and launch that aspect of the HoldCo Conversion, Digirad funded the initial purchase of three modular building manufacturing facilities in Maine and then leased those three properties to KBS. The funding of the assets acquisition was primarily through the revolver loan under our credit facility with Sterling National Bank (“Sterling” or “SNB”), a national banking association. LSVM, SRE and the subsidiaries of SRE that are included in this division are referred to collectively herein as the “Investments Subsidiaries.”
On September 10, 2019, Digirad completed its acquisition of ATRM pursuant to an Agreement and Plan of Merger, dated as of July 3, 2019 (the “ATRM Merger Agreement”), among Digirad, Digirad Acquisition Corporation, a Minnesota corporation and wholly-owned subsidiary of Digirad (“Merger Sub”), and ATRM. Under the terms of the ATRM Merger Agreement, Merger Sub merged with and into ATRM, with ATRM surviving as a wholly owned subsidiary of Digirad.
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
As a result of the ATRM Merger, ATRM’s operations have been included in our consolidated financial statements since the ATRM Acquisition Date. Digirad’s aim with this acquisition is to continue to grow its business into an integrated healthcare services company while simultaneously converting into a diversified holding company through the acquisition of businesses that meet Digirad’s internally developed financial screen for acquisitions. The Company expects to achieve significant synergies and cost reductions by eliminating redundant processes and facilities.
Our Competitive Strengths
Healthcare Services and Products
In Digirad Health, we believe that our competitive strengths are our streamlined and cost-efficient approach to providing healthcare solutions to our customers at the point of need, while providing an array of industry-leading, technologically-relevant healthcare imaging and monitoring services:

•
Broad Portfolio of Imaging Services. Approximately 77.9% of our revenues are derived from diagnostic imaging services to our customers. We have developed and continue to refine an industry-leading, customer-service focused approach to our customers. We have found our focus in this area is a key factor in acquiring and keeping our service-based customers.

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

Construction Services and Products
Our competitive strengths at KBS include our ability to provide high quality products for both commercial and residential buildings with a focus on customization to suit the project requirements, provide value with our engineering and design expertise, and to meet the time frame needed by the customer.
Our competitive strengths at Glenbrook include high quality building materials and unmatched service and attention to detail to building professionals and homeowners. In addition, we provide highly personalized service, knowledgeable salespeople and attention to detail that the larger, big-box chain home stores do not provide. In EdgeBuilder, we offer a superior product unique to the project’s requirements, provide value with our engineering and design expertise, and deliver product when required by the customer, while staying cost-competitive. Our production strategy is to utilize automation and the most efficient methods of manufacturing and high-quality materials in all EBGL projects.
Real Estate and Investments
Our competitive strengths in real estate include a focus on acquisition opportunities that have underappreciated real estate value, which assets the Company anticipates placing into SRE. SRE expects to be largely self-funded over time by raising its own capital through commercial mortgages on its properties and other forms of external capital.
Our competitive strengths in investments include shareholder activism through the Lone Star Value brand name, which will be less confusing to investment targets and the investing public than pursuing investments through one of our operating companies. We also expect to make strategic acquisitions in the future. Investments and acquisitions will be made using our internally developed financially disciplined approach for acquisitions.
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

We continue to explore strategic alternatives to improve the market position and profitability of our product offerings in the marketplace, generate additional liquidity, and enhance our valuation. We may pursue our goals through organic growth and through strategic alternatives. Some of these alternatives have included, and could continue to include, selective acquisitions of business segments or entire businesses, divestitures of assets or divisions, or a restructuring of our company.
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
In February of 2018, we completed the sale of our customer contracts relating to our Medical Device Sales and Service (“MDSS”) post-warranty service business to Philips. On October 31, 2018, we sold our Telerhythmics, LLC (“Telerhythmics”) business to G Medical Innovations USA, Inc., for $1.95 million cash.

On December 14, 2018, Digirad and ATRM entered into a joint venture and formed Star Procurement, LLC, with Digirad and ATRM each holding a 50% interest. The purpose of the joint venture is to provide the service of purchasing and selling building materials and related goods to KBS with which Star Procurement entered into a Services Agreement on January 2, 2019. In accordance with the terms of the Star Procurement Limited Liability Company Agreement, Digirad made a $1.0 million capital contribution to the joint venture, which was made in January 2019. This entity was subsequently consolidated within the consolidated financial statements upon completion of the ATRM Merger.
Digirad formed SRE in March 2019 in connection with establishing its Real Estate and Investments Division. In April 2019, as an initial transaction for the Real Estate and Investments Division under SRE, Digirad funded the initial purchase of three manufacturing facilities in Maine and leased those three properties.
On September 10, 2019 (the “ATRM Acquisition Date”), Digirad completed the ATRM Acquisition and thereby converted into a diversified holding company. As a result of the ATRM Acquisition, ATRM became a wholly owned subsidiary of Digirad and KBS, EdgeBuilder, Glenbrook and LSVM became wholly owned indirect subsidiaries of Digirad. As a result of internal restructuring, LSVM is now a direct wholly owned subsidiary of Digirad.
Business Segments
Prior to September 10, 2019, we were organized as four reportable segments: Diagnostic Services, Diagnostic Imaging, Mobile Healthcare, and Medical Device Sales and Service. On February 1, 2018, we sold our Medical Device Sales and Service (“MDSS”) business. As of December 31, 2019, our business is organized into five reportable segments: Diagnostic Services, Mobile Healthcare, Diagnostic Imaging, Building and Construction, and Real Estate and Investments. See Note 16. Segments, within the notes to our accompanying consolidated financial statements for financial data relating to our segments. For discussion purposes, we categorized our Diagnostic Imaging, Diagnostic Services and Mobile Healthcare reportable segments as “Healthcare”. For the last two fiscal years, Healthcare had the following relative contribution to consolidated revenues:

	Year ended December 31,
	2019	2018
Healthcare Revenues:
Diagnostic Services	41.8%	47.3%
Mobile Healthcare	36.1%	41.2%
Diagnostic Imaging	12.1%	11.5%
Total Healthcare revenues	90.0%	100.0%
Building and Construction
Building and construction revenue is summarized as follows:

	Year ended December 31,
	2019	2018
Building and Construction	9.9%	—%
Total Building and Construction Revenue	9.9%	—%
Real Estate and Investments
Real estate and investments revenue is summarized as follows:

	Year ended December 31,
	2019	2018
Real Estate and Investments	0.1%	—%
Total Real Estate and Investments	0.1%	—%

Diagnostic Services
Through Diagnostic Services, we offer a convenient and economically efficient imaging and monitoring services program as an alternative to purchasing equipment or outsourcing the procedures to another physician or imaging center. For physicians who wish to perform nuclear imaging, echocardiography, vascular or general ultrasound tests, we provide imaging systems, qualified personnel, radiopharmaceuticals, licensing services, and the logistics required to perform imaging in their own offices, and thereby the ability to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for those services, which are primarily cardiac in nature. We provide imaging services primarily to cardiologists, internal medicine physicians, and family practice doctors who typically enter into annual contracts for a set number of days ranging from once per month to five times per week. Many of our physician customers are reliant on reimbursements from Medicare, Medicaid, and third-party insurers. Although reimbursement for procedures provided by our services have been stable during the last several years, any future changes to underlying reimbursements may require modifications to our current business model in order for us to maintain a viable economic model.
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
Mobile Healthcare
Through Mobile Healthcare, we provide contract diagnostic imaging, including computerized tomography (“CT”), magnetic resonance imaging (“MRI”), positron emission tomography (“PET”), PET/CT, and nuclear medicine and healthcare expertise to hospitals, integrated delivery networks (“IDNs”), and federal institutions on a long-term contract basis, as well as provisional (short-term) services to institutions that are in transition. Rather than our customers owning the equipment directly and operating the related services, we provide this service when there is a cost, ease, and efficiency benefit.
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
Building and Construction
ATRM through its wholly-owned subsidiaries KBS, Glenbrook and EdgeBuilder, services residential and commercial construction projects by manufacturing modular housing units, structural wall panels, permanent wood foundation systems, and other engineered wood products, and supplies general contractors with building materials. KBS is a Maine-based manufacturer that started business in 2001 as a manufacturer of modular homes. Our focus is to offer high quality products for both commercial and residential buildings with a focus on customization to suit the project requirements, provide value with our engineering and design expertise, and deliver product when required by the customer. Glenbrook is a retail supplier of lumber, windows, doors, cabinets, drywall, roofing, decking and other building materials and conducts its operations in Oakdale, Minnesota. EdgeBuilder is a manufacturer of structural wall panels, permanent wood foundation systems and other engineered wood products and conducts its operations in Prescott, Wisconsin. We provide high quality building materials and unmatched service and attention to detail to building professionals, as well as homeowners. In addition, we provide highly personalized service, knowledgeable salespeople and attention to detail that the larger, big-box chain home stores do not provide. We offer a superior products unique to each project’s requirements, provide value with our engineering and design expertise that meet the customer’s needs, while staying cost-competitive and on schedule. Our production strategy is to utilize automation and the most efficient methods of manufacturing and high-quality materials in all of its projects.
Real Estate and Investments
As part of the HoldCo Conversion, Digirad formed a real estate division under a newly formed subsidiary named Star Real Estate Holdings USA, Inc. (“SRE”) for the purposes of holding significant real estate assets that Digirad acquires. As an initial transaction to create Digirad’s real estate division under SRE and launch that aspect of the HoldCo Conversion, in April 2019, Digirad funded the initial purchase of three manufacturing facilities in Maine that manufacture modular buildings and leased those three properties. The funding of the asset acquisition was primarily through the revolver loan under our credit facility with Sterling. Digirad expects SRE to be substantially self-funded over time by raising its own capital in the form of commercial mortgages on the properties it owns or by raising other forms of external capital. Lone Star Value Management, LLC (LSVM), which was a wholly owned subsidiary of ATRM on the ATRM Acquisition Date, is a Connecticut based exempt reporting advisor that was acquired by the Company in the ATRM Acquisition. LSVM provides services that include investment advisory services and the servicing of pooled investment vehicles. The Company expects to use LSVM to make strategic investments in future potential acquisition targets for the Company.
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

In the building and construction business, KBS markets its modular homes products through a direct sales organization and through inside sales, outside sales, a network of independent dealers, builders, and contractors in the New England states (Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont). KBS’s direct sales organization is responsible for all commercial building projects, and works with developers, architects, owners, and general contractors to establish the scope of work, terms of payment, and general requirements for each project. KBS’s sales people also work with independent dealers, builders, and contractors to accurately configure and place orders for residential homes for their end customers. KBS’s network of independent dealers and contractors do not work with it exclusively, although many have KBS model homes on display at their retail centers. KBS does not assign exclusive territories to its independent dealers and contractors, but they tend to sell in areas of New England where they will not be competing against another KBS dealer or contractor. EBGL markets its engineered structural wall panels and permanent wood foundation systems through direct sales people and a network of builders, contractors and developers in and around Minneapolis and St. Paul areas. EBGL’s direct sales organization is responsible for both residential and commercial projects and it works with general contractors, developers and builders to provide bids and quotes for specific projects. Our marketing efforts include participation in industry trade shows, production of product literature, and sales support tools. These efforts are designed to generate sales leads for our independent builders and dealers, and direct salespeople.
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

Building and Construction. The market for building and construction is highly competitive. KBS is a regional manufacturer of modular housing units with its primary market in the New England states. Several modular manufacturers are located in these New England states and in nearby Pennsylvania. Some competitors have manufacturing locations in Canada and ship their products to the United States. KBS’s competitors include Apex Homes, Commodore Corporation, Skyline Champion Homes, Custom Building Systems, Durabuilt, Excel Homes, Huntington Homes, Icon Legacy Homes, Kent Homes (Canada), Maple Leaf Homes (Canada), Muncy Homes, New England Homes, New Era, Pennwest, Premier Builders (PA), Professional Builders Systems, RCM (Canada), Redmond Homes, Ritz-Craft, Simplex Homes, and Westchester Modular. EBGL is a regional manufacturer of engineered structural wall panels and permanent wood foundation systems, and also has a local retail business. EBGL’s market is primarily the Upper Midwest states (Iowa, Minnesota, Missouri, North Dakota, South Dakota, and Wisconsin). EBGL’s competitors include Precision Wall Systems, Component Manufacturing Company, JL Schwieters Construction, Arrow Building Center, and Marshall Truss Systems Incorporated. EBGL’s professional building supply business competes on a local level against both small, local lumber yards, regional building supply companies and to a certain degree, the “big box” stores such as Home Depot, Lowe’s, and Menard’s.
Intellectual Property
We rely on a combination of patent, trademark, copyright, trade secret, and other intellectual property laws, nondisclosure agreements, and other measures to protect our intellectual property. We require our employees, consultants, and advisors to execute confidentiality agreements and to agree to disclose and assign to us all inventions conceived during the workday, using our property, or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. As discussed herein, Digirad Health intellectual property is currently subject to a security interest to Sterling. ATRM’s intellectual property is currently subject to a security interest to Gerber Finance Inc. (“Gerber”).
Patents
We have developed a patent portfolio that covers our products, components, and processes. We have 16 non-expired U.S. patents. The patents cover, among other things, aspects of solid-state radiation detectors that make it possible for Digirad to provide mobile imaging services, and our scan technology that provides for lower patient doses and more specific cardiac images. Our patents expire between 2020 (U.S. Patent 6,630,735) and 2030 (U.S. Patent 8,362,438). While each of our patents applies to nuclear medicine, many also apply to the construction of area detectors for other types of medical and non-medical imagers and imaging methods.
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

Building and Construction. KBS is a Maine-based manufacturer that started business in 2001 as a manufacturer of modular homes. The majority of underlying raw material for KBS are produced locally, with a small percentage coming from Canada. EdgeBuilder (EB) and Glenbrook (GL), referred to together as EBGL, maintain corporate offices in Oakdale, Minnesota. EdgeBuilder, manufactures wall panels, at its facility in Prescott, Wisconsin. Glenbrook, which is located in Oakdale, MN, is a retail supplier of lumber, windows, doors, cabinets, drywall, roofing, decking and other building materials. The underlying raw materials for EdgeBuilder and Glenbrook are dimensional lumber and structural panels (oriented strand board (OSB), plywood, and exterior gypsum sheathing). These resources have been and are expected to continue to produce high quality of wood panels to address global needs.
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
We and our contract manufacturers are subject to FDA Quality System Regulations, state regulations, and standards set by the International Organization for Standardization, or ISO. We are currently certified to the EN ISO 13485:2016 quality standard. We have received U.S. Food and Drug Administration (“FDA”) 510(k) clearance for our complete nuclear imaging camera product line (Cardius® XPO, Cardius® X-ACT, and Ergo™ gamma cameras). In addition, the X-ACT camera utilizes an x-ray technology to provide attenuation correction information for the SPECT reconstruction. We also have received additional FDA clearance of our Ergo™ large-field-of-view General Purpose Imager for use in intraoperative and molecular breast imaging.
Building and Construction. KBS began manufacturing commercial modular multi-family housing units in 2008. In subsequent years, KBS expanded its product offerings to include a variety of commercial buildings including apartments, condominiums, townhouses, dormitories, hospitals, office buildings, and other structures. The structures are built inside our climate-controlled factories and are then transported to the site where they are set, assembled and secured on the foundation. Electrical, plumbing, and HVAC systems are inspected and tested in the factory, prior to transportation to the site, to ensure the modules meet all local building codes and quality requirements. Modular construction has gained increased acceptance and is a preferred method of building by many architects and general contractors. The advantages of modular construction include: modules are constructed in a climate-controlled environment; weather conditions usually do not interrupt or delay construction; the building is protected from weather, reducing the risk of mold due to materials absorbing moisture from rain or snow; reduced site work; improved safety and security; reduced vandalism and attrition, as the building is immediately secured; and a significant reduction in overall project time.
EBGL consists of two separate companies (EdgeBuilder (EB) and Glenbrook (GL)) operating in tandem with a common management team. EdgeBuilder manufactures wall panels and permanent wood foundations (PWF) in a climate-controlled factory, then transports the panels to the construction site via flat-bed trucks. The panels are typically unloaded by crane and erected or assembled, on site, by professional framing contractors. Panelized construction, especially in large-scale, multi-unit projects, is becoming increasingly popular due to the heightened demand on construction labor. Additionally, because the wall panels are constructed in a controlled indoor environment, waste, weather related delays, and mistakes are minimized. This shaves weeks off large, multi-unit construction schedules, leaving room for more annual builds. Glenbrook fills in all the areas where EdgeBuilder leaves off, with Glenbrook’s vast offerings of professional building products. As International Building Code® continues to evolve, KBS and EBGL, along with our professional partners in the industry, meet code changes with innovative products and a dedicated staff for adherent builds.
Reimbursement
All of Digirad Health customers typically rely primarily on the Medicare and Medicaid programs and private payors for reimbursement. As a result, demand for our products and services are dependent in part on the coverage and reimbursement policies of these payors. Third party coverage and reimbursement is subject to extensive federal, state, local, and foreign regulation, and private payor rules and policies. In many instances, the applicable regulations, policies, and rules have not been definitively interpreted by regulatory authorities or the courts, are open to a variety of interpretations, and are subject to change without notice.
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
In our building and construction division, KBS’s sales people also work with independent dealers, builders, and contractors to accurately configure and place orders for residential homes for their end customers. KBS’s network of independent dealers and contractors do not work with it exclusively, although many have KBS model homes on display at their retail centers. KBS does not assign exclusive territories to its independent dealers and contractors, but they tend to sell in areas of New England where they will not be competing against another KBS dealer or contractor. EBGL markets its engineered structural wall panels and permanent wood foundation systems through direct sales people and a network of builders, contractors and developers in the Upper Midwest states. EBGL’s direct sales organization is responsible for both residential and commercial projects and it works with general contractors, developers and builders to provide bids and quotes for specific projects.
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

Employees
As of December 31, 2019, we had a total of 618 full time employees in all our divisions, of which 359 were employed in clinical-related positions, 84 in manufacturing, 86 in operational roles, 65 in general and administrative functions, and 24 in marketing and sales. All positions are in the United States. We also utilize varying amounts of temporary workers as necessary to fulfill customer requirements. We have not experienced any work stoppages and consider our employee relations to be good.

Available Information
We file electronically with the Securities and Exchange Commission (the “SEC”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”). The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov), which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website (www.digirad.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Such reports will remain available on our website for at least 12 months and are also available free of charge by written request or by contacting the Investor Relations Department at 858-726-1600.
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
Part of our business strategy is to acquire businesses that we believe can complement or expand our current business activities, both financially and strategically. On September 10, 2019, Digirad acquired ATRM and its subsidiaries, including KBS, EdgeBuilder and Glenbrook with these synergistic benefits in mind. Previously, Digirad acquired PRHC and its subsidiaries, (including DMS Heath) on January 1, 2016; MD Office on March 5, 2015; and Telerhythmics on March 13, 2014, which Digirad subsequently sold on October 31, 2018. Acquisitions involve many complexities, including, but not limited to, risks associated with the acquired business’ past activities, loss of customers, regulatory changes that are not anticipated, difficulties in integrating personnel and human resource programs, integrating ERP systems and other infrastructures, general underperformance of the business under Digirad control versus the prior owners, unanticipated expenses and liabilities, and the impact on its internal controls of compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002. There is no guarantee that its acquisitions will increase the profitability and cash flow of Digirad, and its efforts could cause unforeseen complexities and additional cash outflows, including financial losses. As a result, the realization of anticipated synergies or benefits from acquisitions may be delayed or substantially reduced, and could potentially result in the impairment of its investment in these businesses.
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
The operation of our business includes use of complex information technology infrastructures, access to the information technology networks of our customers, as well as the collection of storing of patient information that is subject to HIPAA. In recent years, attacks on corporate information technology infrastructures have become more common and more sophisticated. Attacks can range from attempts that are routinely blocked by security and related infrastructure, to intrusions that disrupt activity temporarily, to extensive intrusions that severely impact or disable a network, including ransomware that holds a network hostage until the impacted company pays a fee to the attacker. Further, attacks can specifically impact patient information stored on such networks, requiring a widespread notice to the affected population, which can be very costly. Any successful attack on our network could severely impact our ability to conduct operations and could result in lost customers. Though we carry customary insurance for notification events in the event of a patient information breach under HIPAA, our coverage may not be sufficient to cover every situation, and any notification could severely impact our customer confidence and operations.
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
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At December 31, 2019, goodwill and net intangible assets represented $32.9 million, or 36.3% of our total assets. In addition, net property, plant and equipment assets totaled $22.1 million, or 24.4% of our total assets. If actual results differ from the assumptions and estimates used in our goodwill and long-lived asset valuation calculations, we could incur impairment charges, which could negatively impact our earnings.

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
During the year ended December 31, 2018, the Company derecognized $1.1 million of goodwill related to the termination of the Philips Agreements with DMS Health effective December 31, 2017. Additionally, during the same period, the Company recorded a $0.5 million and $0.2 million goodwill impairment loss, respectively, related to Telerhythmics LLC (Telerhythmics), the Company’s cardiac event monitoring services business that was acquired on March 13, 2014. On October 31, 2018, the Company entered into a membership interest purchase agreement (the “Telerhythmics Purchase Agreement”) with G Medical Innovations USA, Inc. (“G Medical”), pursuant to which we sold all the outstanding membership interests in Telerhythmics to G Medical. On September 10, 2019, Digirad completed its acquisition of ATRM pursuant to the ATRM Merger Agreement. The $8.2 million goodwill recognized is attributable primarily to expected synergies and the assembled workforce of ATRM. As of December 31, 2019, there was a subsequent measurement of goodwill that resulted in an adjustment of $3.0 thousand to the recognized amounts of goodwill resulting from the acquisition of ATRM.
No other significant impairment losses on long-lived assets were recognized during the years ended December 31, 2019 and 2018. See Note 2. Basis of Presentation, Note 5. Merger and Note 8. Goodwill, within the notes to our accompanying consolidated financial statements for further discussion regarding goodwill and long-lived assets.
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
Risks Related to our Indebtedness
On March 29, 2019, Digirad and certain of the Healthcare Subsidiaries entered into a Loan and Security Agreement with Sterling National Bank (the “SNB Loan Agreement”). The SNB Loan Agreement is a five-year revolving credit facility (maturing in March 2024), which, as amended, has a maximum credit amount of $20 million (the “SNB Credit Facility”). On January 31, 2020, Digirad and certain of its Investments Subsidiaries entered into a Loan and Security Agreement with Gerber (as amended, the “Star Loan Agreement”), which provides for a credit facility with borrowing availability of up to $2.5 million and matures on January 1, 2025, unless terminated in accordance with the terms therein (the “Star Loan”). On January 31, 2020, Digirad and certain of its Construction Subsidiaries entered into a Loan and Security Agreement with Gerber (the “EBGL Loan Agreement”), which provides for a credit facility with borrowing availability of up to $3.0 million and matures on January 1, 2022, unless extended or terminated in accordance with the terms therein (the “EBGL Loan”). On January 31, 2020, Glenbrook and EdgeBuilder entered into an Extension and Modification Agreement (the “Modification Agreement”) with Premier Bank (“Premier”) that modified the terms of the loan made by Premier to Glenbrook and EdgeBuilder pursuant to that certain Revolving Credit Loan Agreement, dated June 30, 2017, by and among Glenbrook, EdgeBuilder and Premier (as amended, the “Premier Loan Agreement”). Pursuant to the Modification Agreement, the amount of indebtedness evidenced by the promissory note issued under the Premier Loan Agreement was reduced to $1.0 million. Our credit facility under the Loan and Security Agreement, dated February 23, 2016, by and among KBS, ATRM, the Company and Gerber (as amended, the “KBS Loan Agreement”) provides for a revolving credit facility of up to $4.0 million that matures on February 22, 2021, subject to automatic extension for an additional year unless terminated. The SNB Loan Agreement, Star Loan Agreement, EBGL Loan Agreement, the Premier Loan Agreement and the KBS Loan Agreement are collectively referred to as the “Company Loan Agreements.” See Note 15, Related Party Transactions, within the notes to our accompanying consolidated financial statements for information regarding certain ATRM promissory notes that are outstanding.

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.
Our indebtedness could have important consequences for us and our stockholders. For example, the SNB Loan Agreement requires a balloon payment at the termination of the facility in March 2024 and the Star Loan Agreement has a balloon payment in January 2021, which payments may require us to dedicate a substantial portion of our cash flow from operations to this future payment if we feel we cannot be successful in our ability to refinance in the future, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and acquisitions, and for other general corporate purposes. In addition, our indebtedness could:

•	increase our vulnerability to adverse economic and competitive pressures in our industry;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	limit our ability to borrow additional funds on terms that are acceptable to us or at all.
The Company Loan Agreements governing our indebtedness contain restrictive covenants that restrict our operating flexibility and require that we maintain specified financial ratios. If we cannot comply with these covenants, we may be in default under one or more of the Loan Agreements.
The Loan Agreements governing our indebtedness contain restrictions and limitations on our ability to engage in activities that may be in our long-term best interests. The Loan Agreement contains affirmative and negative covenants that limit and restrict, among other things, our ability to:

•	incur additional debt;

•	sell assets;

•	incur liens or other encumbrances;

•	make certain restricted payments and investments;

•	acquire other businesses; and

•	merge or consolidate.
The SNB Loan Agreement limits our ability to pay dividends and to redeem our equity securities if such dividend or redemption would result in our non-compliance with the financial covenants in the SNB Loan Agreement, there is insufficient borrowing availability under the SNB Loan Agreement, or if there is a default or event of default under the SNB Loan Agreement that has occurred and is continuing. In addition, the Company Loan Agreements include explicit restrictions on the payment of dividends and distributions to Digirad, which could limit the Company’s ability to pay dividends. The Company may, therefore be required to reduce or eliminate its dividends, if any, including on the Company Preferred Stock (if any outstanding), and/or may be unable to redeem shares of the Company Preferred Stock (if any outstanding) until compliance with such financial covenants can be met.
The Loan Agreements contain various financial covenants that, going forward, we or our subsidiaries may not have the ability to meet. The Loan Agreements also contain various other affirmative and negative covenants regarding, among other things, the performance of our business, capital allocation decisions made by the Company and its subsidiaries, or events beyond our control.
Our failure to comply with our covenants and other obligations under the Loan Agreements may result in an event of default thereunder. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness (together with accrued interest and fees), or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. This could have serious consequences to our financial condition, operating results, and business, and could cause us to become insolvent or enter bankruptcy proceedings, and stockholders may lose all or a portion of their investment because of the priority of the claims of our creditors on our assets.

Substantially all of our assets (including the assets of our subsidiaries) have been pledged to lenders as security for our indebtedness under the Loan Agreements.
The Loan Agreements are secured by a first-priority security interest in substantially all of the assets of the Company and its subsidiaries and a pledge of all shares and equity interests of the Company’s subsidiaries. Upon the occurrence and during the continuation of an event of default under any Loan Agreement, the applicable lender may, among other things, declare the loans and all other obligations thereunder immediately due and payable and may, in certain instances, increase the interest rate at which loans and obligations bear interest. The exercise by a lender of remedies provided under the applicable Loan Agreement in the event of a default thereunder may have a material adverse effect on the liquidity, financial condition and results of operations of the applicable borrowers and/or the Company and could cause such borrowers and/or the Company to become bankrupt or insolvent. The obligations of the Company and various subsidiaries of the Company under the Loan Agreements are guaranteed by other subsidiaries of the Company and/or the Company. In the event of any bankruptcy, liquidation, dissolution, reorganization, or similar proceeding against us, the assets that are pledged as collateral securing any unpaid amounts under the applicable Loan Agreement must first be used to pay such amounts, as well as any other obligation secured by the pledged assets, in full, before making any distributions to our stockholders. In the event of any of the foregoing, our stockholders could lose all or a part of their investment.
The inability of the Company, ATRM, KBS, or any of the Company’s other subsidiaries to comply with applicable financial covenants under the Loan Agreements could have a material adverse effect on financial condition of the Company.
As of December 31, 2019 and 2018, KBS was not in compliance with the financial covenants under the KBS Loan Agreement requiring no net annual post-tax loss for KBS or the minimum leverage ratio covenant as of these test dates. In April 2019, June 2019 and February 2020, ATRM obtained a waiver from Gerber Finance for these events. In addition, ATRM and Gerber Finance agreed to eliminate the minimum leverage ratio covenant for years after 2018.
If the Company, ATRM, KBS, or any of the Company’s other subsidiaries fail to comply with any applicable financial covenants under the Loan Agreements to which it is a party, or if there is otherwise an event of default under the Loan Agreements by a borrower, the borrowers’ obligations thereunder may (subject to any applicable cure periods) become immediately due and payable and the applicable lender(s) may demand the repayment of the credit facilities amount outstanding and any unpaid interest thereon.
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
The SNB, Premier and Gerber Loan Agreements allow for amounts borrowed thereunder to be subject to a floating interest rate which may change with market interest rates. An increase in prevailing interest rates would have an effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our indebtedness.
Risks Related to our Common Stock and our Company Preferred Stock
The market price of our common stock may be volatile, and the value of your investment could decline significantly.
The market prices of our common stock and our Company Preferred Stock have been, and we expect them to continue to be, volatile. The prices at which our common stock and Company Preferred Stock trade depend upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of new products by us or our competitors, history of timely dividend payments, the annual yield from dividends on the Company Preferred Stock as compared to yields on other financial instruments, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and Company Preferred Stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business, or prospects. It is impossible to assure you that the market price of our shares of common stock and Company Preferred Stock will not fall in the future.

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
Payment of dividends on our common stock is prohibited unless we have declared and paid (or set apart for payment) full accumulated dividends on the Company Preferred Stock, which also has a significant liquidation value.
Unless full cumulative dividends on the Company Preferred Stock have been, or contemporaneously are, declared and paid or declared and a sum sufficient for the payment thereof is set apart for payment for all past dividend periods, no dividends (other than a dividend in shares of common stock or other shares of stock ranking junior to the Series A Preferred Stock as to dividends and upon liquidation) can be declared and paid or declared and set apart for payment on our common stock, nor can any shares of common stock be redeemed, purchased or otherwise acquired for any consideration by the Company. To date no dividends have been paid on the Company Preferred Stock and as a result, cumulative dividends will continue to accrue as part of the liquidation value of the Company Preferred Stock, which had a liquidation value of $10.00 per share at issuance. Dividends on the Company Preferred Stock are payable out of amounts legally available therefor at a rate equal to 10.0% per annum per $10.00 of stated liquidation preference per share, or $1.00 per share of Company Preferred Stock per year. Dividends on the Company Preferred Stock are only be payable in cash. As of December 31, 2019, there were 1,915,637 shares of Company Preferred Stock Issued and Outstanding.
If Nasdaq delists the Company Preferred Stock from quotation on its exchange, investors’ ability to make transactions in the Company Preferred Stock could be limited.
In order to continue listing the Company Preferred Stock on the Nasdaq Global Market, the Company must maintain certain financial, distribution and share price levels. We cannot assure you that the Company Preferred Stock will continue to be listed on the Nasdaq Global Market in the future. If our common stock is delisted from the Nasdaq Global Market, the Company Preferred Stock would be required to meet the more stringent initial listing standards of the Nasdaq Global Market for a Primary Equity Security. If the Company is unable to meet these standards and the Company Preferred Stock is delisted from the Nasdaq Global Market, the Company may apply to list the Company Preferred Stock on the Nasdaq Capital Market. If we are also unable to meet the listing standards for the Nasdaq Capital Market, we may apply to quote the Company Preferred Stock on the OTC Marketplace. If the Company is unable to maintain listing for the Company Preferred Stock, the ability to transfer or sell shares of the Company Preferred Stock will be limited and the market value of the Company Preferred Stock will likely be materially adversely affected.
The market for Company Preferred Stock may not provide investors with adequate liquidity.
The trading market for the Company Preferred Stock may not provide investors with adequate liquidity. Liquidity of the market for the Company Preferred Stock will depend on a number of factors, including prevailing interest rates, the Company’s financial condition and operating results, the number of holders of the Company Preferred Stock, the market for similar securities and the interest of securities dealers in making a market in the Company Preferred Stock. The Company cannot predict the extent to which investor interest in the Company will maintain a trading market in the Company Preferred Stock, or how liquid that market will be. If an active market is not maintained, investors may have difficulty selling shares of the Company Preferred Stock.
The Company Preferred Stock will bear a risk in connection with redemption.
The Company may voluntarily redeem some or all of the Company Preferred Stock on or after September 10, 2024. Any such redemptions may occur at a time that is unfavorable to holders of the Company Preferred Stock. The Company may have an incentive to redeem the Company Preferred Stock voluntarily if market conditions allow the Company to issue other preferred stock or debt securities at a rate that is lower than the rate on the Company Preferred Stock. Also, upon the occurrence of a Change of Control Triggering Event (as defined in the Certificate of Designations, Rights and Preferences of 10% Series A Cumulative Perpetual Preferred Stock of Digirad Corporation (the “Certificate of Designations”)), prior to September 10, 2024, the Company may, at its option, redeem the Company Preferred Stock, in whole or in part.

Digirad may not be able to redeem the Company Preferred Stock upon a Change of Control Triggering Event.
Upon the occurrence of a Change of Control Triggering Event, unless the Company has exercised its option to redeem the Company Preferred Stock after September 10, 2024, each holder of the Company Preferred Stock will have the right to require the Company to redeem all or any part of such holder’s Company Preferred Stock at a price equal to the liquidation preference of $10.00 per share, plus an amount equal to any accumulated and unpaid dividends up to but excluding the date of payment, but without interest. If the Company experiences a Change of Control Triggering Event, there can be no assurance that the Company would have sufficient financial resources available to satisfy its obligations to redeem the Company Preferred Stock and any indebtedness that may be required to be repaid or repurchased as a result of such event. In addition, Digirad may be unable to redeem the Company Preferred Stock upon a Change of Control Triggering Event if such redemption would result in our non-compliance with the financial covenants in the Company Loan Agreements. Digirad’s failure to redeem the Company Preferred Stock could have material adverse consequences for Digirad and the holders of the Company Preferred Stock.
Market interest rates may materially and adversely affect the value of the Company Preferred Stock.
One of the factors that will influence the price of the Company Preferred Stock is the dividend yield on the Company Preferred Stock (as a percentage of the market price of the Company Preferred Stock) relative to market interest rates. Continued increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of the Company Preferred Stock to expect a higher dividend yield (and higher interest rates would likely increase the Company’s borrowing costs and potentially decrease funds available for dividend payments). Thus, higher market interest rates could cause the market price of the Company Preferred Stock to materially decrease.
Holders of the Company Preferred Stock may be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.”
Distributions paid to corporate U.S. holders of the Company Preferred Stock may be eligible for the dividends-received deduction, and distributions paid to non-corporate U.S. holders of the Company Preferred Stock may be subject to tax at the preferential tax rates applicable to “qualified dividend income,” if the Company has current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. Additionally, the Company may not have sufficient current earnings and profits during future fiscal years for the distributions on the Company Preferred Stock to qualify as dividends for U.S. federal income tax purposes. If the distributions fail to qualify as dividends, U.S. holders would be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.” If any distributions on the Company Preferred Stock with respect to any fiscal year are not eligible for the dividends-received deduction or preferential tax rates applicable to “qualified dividend income” because of insufficient current or accumulated earnings and profits, it is possible that the market value of the Company Preferred Stock might decline.
A holder of Company Preferred Stock has extremely limited voting rights.
The voting rights for a holder of Company Preferred Stock are limited. Our common stock is the only class of securities that carry full voting rights. Voting rights for holders of Company Preferred Stock exist primarily with respect to material and adverse changes in the terms of the Company Preferred Stock and the Company’s failure to pay dividends on the Company Preferred Stock. Other than the limited circumstances described in the Certificate of Designations, and except to the extent required by law, holders of Company Preferred Stock do not have any voting rights.
The Company Preferred Stock is not convertible into common stock, including in the event of a change of control of the Company, and investors will not realize a corresponding upside if the price of the our common stock increases.
The Company Preferred Stock is not convertible into shares of common stock and earns dividends at a fixed rate. Accordingly, an increase in market price of our common stock will not necessarily result in an increase in the market price of the Company Preferred Stock. The market value of the Company Preferred Stock may depend more on dividend and interest rates for other preferred stock, commercial paper and other investment alternatives and the Company’s actual and perceived ability to pay dividends on, to redeem, and, in the event of dissolution, satisfy the liquidation preference with respect to the Company Preferred Stock.
Our cash available for dividends to holders of the Company Preferred Stock may not be sufficient to pay anticipated dividends, nor can we assure you of our ability to make dividends in the future, and we may need to borrow to make such dividends or may not be able to make such dividends at all.
To remain competitive with alternative investments, the Company’s dividend rate may exceed our cash available for dividends, including cash generated from operations. In the event this happens, we intend to fund the difference out of any excess cash on hand or, if permitted, from borrowings under our revolving credit facilities. If we don’t have sufficient cash available for dividends generated by its assets, or if cash available for dividends decreases in future periods, the market price of the Company Preferred Stock could decrease.

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
Our principal executive offices are located in Suwanee, Georgia, where we lease approximately 8,500 square feet of office space. We lease a 21,300 square foot facility in Poway, California that houses our Diagnostic Imaging operations. Our Diagnostic Services segment leases approximately 29 small hub locations in the various states in which we operate, which primarily house our fleet of cameras and vans. In February 2019, we entered into a lease for 1,344 square feet of office space in Old Greenwich, Connecticut. In November 2019, we entered into a lease for 3,065 square feet of Office space in Fargo, North Dakota. In addition to our leased properties, we own a 16,769 square foot facility in Sioux Falls, South Dakota, which is part of our DMS Health businesses. In April 2019, our Real Estate and Investments division (through SRE) acquired three manufacturing facilities in Maine, which it then leased to KBS, who has in turn sublet one of the facilities to a commercial tenant.
We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

ITEM 3.	LEGAL PROCEEDINGS
See Note 10. Commitments and Contingencies, within the notes to our accompanying consolidated financial statements for a summary of legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Market under the symbol “DRAD”.
As of February 27, 2020, there were approximately 169 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (2)
October 1, 2019 – October 31, 2019	—	—	258,849	200,000
November 1, 2019 – November 30, 2019	—	—	258,849	200,000
December 1, 2019 – December 31, 2019	—	—	258,849	200,000
Total	—	—	258,849	200,000

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

Immediately prior to termination of the 2009 Buyback Program on October 31, 2018, there were 258,849 cumulative shares purchased as part of the 2009 Buyback Program.
On October 31, 2018, our board of directors approved a stock repurchase program that will enable us to repurchase up to 200,000 shares of our common stock from time to time in market or private transactions (the “2018 Buyback Program”). Under the 2018 Buyback Program, we may purchase shares of our common stock through various means, including open market transactions in compliance with Rule 10b-18 under the Exchange Act, privately negotiated transactions, tender offers or any combination thereof. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume and general market conditions, along with our working capital requirements, general business conditions and other factors. The stock repurchase program has no time limit and may be modified, suspended or terminated at any time by our board of directors. Repurchases under the stock repurchase program will be funded from our existing cash and cash equivalents or future cash flow and equity or debt financings.

(2)
Immediately prior to termination of the 2009 Buyback Program on October 31, 2018, a maximum dollar value of $6.3 million of shares remained available for repurchase under the 2009 Buyback Program. No shares were available for repurchase under the 2009 Buyback Program following its termination on October 31, 2018.

As of December 31, 2019, there were 0 cumulative shares purchased as part of the 2018 Buyback Program and 200,000 shares that may yet be purchased under the 2018 Buyback Program.
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
Overview
On September 10, 2018, we announced that our board of directors approved the conversion of Digirad into a diversified holding company (the HoldCo Conversion) and the potential acquisition of ATRM Holdings, Inc. (ATRM) as an initial “kick-off” transaction. On September 10, 2019, Digirad completed the ATRM Acquisition and thereby converted into a diversified holding company. Digirad, as a diversified holding company, has three divisions:

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
Real Estate & Investments generates revenue from the lease of commercial properties and equipment through Star Real Estate Holdings USA, Inc. (SRE), and provides services that include investment advisory services and the servicing of pooled investment vehicles through Lone Star Value Management, LLC (LSVM), a Connecticut based exempt reporting advisor. LSVM, which was a wholly owned subsidiary of ATRM on the ATRM Acquisition Date, was acquired by the Company in the ATRM Acquisition.
In February of 2018, we completed the sale of our customer contracts relating to our Medical Device Sales and Service (“MDSS”) post-warranty service business to Philips. On October 31, 2018, we sold our Telerhythmics business to G Medical Innovations USA, Inc., for $1.95 million cash.
On December 14, 2018, Digirad and ATRM, entered into a joint venture and formed Star Procurement, with Digirad and ATRM each holding a 50% interest. The purpose of the joint venture is to provide the service of purchasing and selling building materials and related goods to KBS with which Star Procurement entered into a Services Agreement on January 2, 2019. In accordance with the terms of the Star Procurement Limited Liability Company Agreement, Digirad made a $1.0 million capital contribution to the joint venture, which was made in January 2019. This entity was subsequently consolidated within the consolidated financial statements upon completion of the ATRM Acquisition.
On September 10, 2019 (the ATRM Acquisition Date), Digirad completed its acquisition of ATRM pursuant to the results of ATRM Merger Agreement under which Merger Sub (a wholly owned subsidiary of Digirad) merged with and into ATRM, with ATRM surviving as a wholly owned subsidiary of Digirad. As a result of the ATRM Merger, ATRM’s operations have been included in our consolidated financial statements since the ATRM Acquisition Date. Digirad’s aim with the ATRM Acquisition is to continue to grow its business into an integrated healthcare services company while simultaneously converting into a diversified holding company through the acquisition of businesses that meet Digirad’s internally developed financially disciplined approach for acquisitions.

As part of the HoldCo Conversion, Digirad formed a real estate and investments division under a newly formed subsidiary named Star Real Estate Holdings USA, Inc. (SRE) for the purposes of holding significant real estate assets that Digirad acquires. In April 2019, as an initial transaction to create Digirad’s real estate division under SRE and launch that aspect of the HoldCo Conversion, Digirad funded the initial purchase of three manufacturing facilities in Maine that manufacture modular buildings and leased those three properties. The funding of the assets acquisition was primarily through the revolver loan under our SNB Credit Facility. Digirad expects SRE to be substantially self-funded over time by raising its own capital in the form of commercial mortgages on the properties it owns or by raising other forms of external capital.
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
Business Segments
As of December 31, 2019, we operate the Company in five reportable segments:

1.	Diagnostic Services

2.	Mobile Healthcare

3.	Diagnostic Imaging

4.	Building and Construction

5.	Real Estate and Investments
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

Building and Construction. ATRM through its wholly-owned subsidiaries KBS, Glenbrook and EdgeBuilder, services residential and commercial construction projects by manufacturing modular housing units, structural wall panels, permanent wood foundation systems, and other engineered wood products, and supplies general contractors with building materials. KBS is a Maine-based manufacturer that started business in 2001 as a manufacturer of modular homes. The KBS competitive strategy is to offer top quality products for both commercial and residential buildings with a focus on customization to suit the project requirements, provide value with our engineering and design expertise, and meet the timeframe needed by the customer. Glenbrook is a retail supplier of lumber, windows, doors, cabinets, drywall, roofing, decking and other building materials and conducts its operations in Oakdale, Minnesota. EdgeBuilder is a manufacturer of structural wall panels, permanent wood foundation systems and other engineered wood products and conducts its operations in Prescott, Wisconsin. The Glenbrook competitive strategy is to provide high quality building materials and unmatched service and attention to detail to building professionals, as well as homeowners. In addition, Glenbrook provides highly personalized service, knowledgeable salespeople and attention to detail that the larger, big-box chain home stores do not provide. The EdgeBuilder competitive strategy is to offer a superior product unique to the project’s requirements, provide value with our engineering and design expertise, and meet the timeframe needed by the customer, while staying cost-competitive. EdgeBuilder’s production strategy is to utilize automation and the most efficient methods of manufacturing and high-quality materials in all of its projects.
Real Estate and Investments. As part of the HoldCo Conversion, Digirad formed a real estate division under a newly formed subsidiary named Star Real Estate Holdings USA, Inc. (“SRE”) for the purposes of holding significant real estate assets that Digirad acquires. As an initial transaction to create Digirad’s real estate division under SRE and launch that aspect of the HoldCo Conversion, in April 2019, Digirad funded the initial purchase of three manufacturing facilities in Maine that manufacture modular buildings and leased those three properties. The funding of the assets acquisition was primarily through the revolver loan under our SNB Credit Facility. Lone Star Value Management, LLC (LSVM), which was a wholly owned subsidiary of ATRM on the ATRM Acquisition Date, is a Connecticut based exempt reporting advisor that was acquired by the Company in the ATRM Acquisition. LSVM provides services that include investment advisory services and the servicing of pooled investment vehicles. Digirad expects SRE to be substantially self-funded over time and has recently closed a commercial mortgage financing with Gerber, whereby monies raised will be injected into KBS.
Our Market
The target market for our products and services is comprised of cardiologists, internal medicine physicians, family practice physicians, hospitals, IDNs, and federal institutions in the United States that perform or could perform a diagnostic imaging procedure, have a need for cardiac event monitoring, or have interest in purchasing a diagnostic imaging product. During the year ended December 31, 2019, through Diagnostic Services and Mobile Healthcare, we provided imaging services to 992 physicians, physician groups, hospitals, IDNs and federal institutions. Our Diagnostic Services and Mobile Healthcare businesses currently operate in approximately 40 states. In the past, our market has been negatively affected by lower reimbursements from the Center for Medicare and Medicaid Services (“CMS”) and third-party insurance providers for the codes under which our customers bill for our services, although reimbursements have stabilized in the last several years. We have addressed, and will continue to address, these market pressures by modifying our Diagnostic Services and Mobile Healthcare business models, and by assisting our healthcare customers in complying with new regulations and requirements.
The target market for our building and construction division includes residential home builders, general contractors, owners/developers of commercial buildings, and individual retail customers. Our focus is to offer high quality products for both commercial and residential buildings with a focus on customization to suit the project requirements, provide value with our engineering and design expertise, and deliver product when required by the customer.
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
Real Estate and Investments. As part of the HoldCo Conversion, Digirad formed a real estate division under SRE for the purposes of holding significant real estate assets that Digirad acquires. As an initial transaction to create Digirad’s real estate division under SRE and launch that aspect of the HoldCo Conversion, in April 2019, Digirad funded the initial purchase of three manufacturing facilities in Maine that manufacture modular buildings and leased those three properties. The funding of the assets acquisition was primarily through the revolver loan under our SNB Credit Facility. Digirad expects SRE to be substantially self-funded over time by raising its own capital in the form of commercial mortgages on the properties it owns or by raising other forms of external capital. As part of the investment arm of the Company, LSVM, a Connecticut based exempt reporting advisor may make strategic investments in future potential acquisition targets for the Company or in pursuit of other strategic relationships. LSVM currently also provides investment advisory services and manages assets of related and unrelated parties to the Company through pooled investment vehicles.
Acquisition of ATRM Holdings, Inc.
On September 10, 2019 (the ATRM Acquisition Date), Digirad completed its acquisition of ATRM pursuant to the ATRM Merger Agreement pursuant to which a newly formed wholly owned subsidiary of Digirad merged with and into ATRM, with ATRM surviving as a wholly-owned subsidiary of Digirad. As a result of the ATRM Merger, ATRM’s operations have been included in our consolidated financial statements since the ATRM Acquisition Date.

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
As a result of the ATRM Merger, ATRM’s operations have been included in the consolidated financial statements since the ATRM Acquisition Date. ATRM also became a wholly owned subsidiary of Digirad and KBS, EdgeBuilder, Glenbrook and LSVM became wholly owned indirect subsidiaries of Digirad. On October 25, 2019, ATRM distributed its interest in LSVM to Digirad, resulting in LSVM becoming a wholly owned direct subsidiary of Digirad. Digirad’s aim with this acquisition is to continue to grow its business into an integrated healthcare services company while simultaneously converting into a diversified holding company through the acquisition of businesses that meet Digirad’s internally developed financially disciplined approach for acquisitions. The Company expects to achieve significant synergies and cost reductions by eliminating redundant processes and facilities.
See Note 15. Related Party Transactions, within the notes to our accompanying consolidated financial statements for further details regarding the ownership interests of Jeffrey E. Eberwein, the Chairman of our board of directors, and his affiliates in ATRM prior to the ATRM Acquisition.
2019 Financial Highlights
Revenues for continuing operations were $114.2 million for the year ended December 31, 2019. This is an increase of $10.0 million, or 9.6%, compared to the prior year due to the following:

•
The majority part of the increase was mainly due to $11.3 million revenue generated by the Building and Construction segment and $0.1 million revenue by Real Estate and Investments segment subsequent to the ATRM Merger and partially offset by following reasons.

•	Mobile Healthcare segment revenues decreased $1.7 million, or 3.9% primarily due to lower scan volume as an result of an increase in mobile imaging cancellations.

•
Diagnostic Imaging segment revenues increased $1.9 million, or 15.8%, primarily due to an increase in the number of cameras sold, but offset by lower revenue associated with camera maintenance time and material services.

•
Diagnostic Services segment revenue decreased $1.5 million, or 3.1%, primarily due to sale of Telerhythmics and offset by an increase in studies performed, short term equipment rentals and increase in the average mobile imaging rate per day.

Gross profit for continuing operations increased $3.8 million, or 21.0%, compared to the prior year mainly due to a $2.0 million increase in Building and Construction division gross profit subsequent to the ATRM Merger and a $1.3 million increase in Mobile Healthcare segment, which was driven by consolidations of non-profitable routes and systems. It further reduced maintenance, transport, and depreciation. Additionally, we experienced lower health insurance premiums year over year, which partially offset by higher lease expense from an increase in sublease revenue and operating leases.
Total operating expenses increased $3.1 million, or 13.7%, for the year ended December 31, 2019 compared to the prior year, primarily due to additional $2.3 million merger and financing expenses and $1.1 million sales and general and administrative expenses and offset in part by $0.5 million lower goodwill impairment, and $0.1 million lower stock-based compensation.
Net loss for continuing operations for the year ended December 31, 2019 was $4.9 million, which is an increase of $1.1 million compared to our net loss of $3.8 million during the prior year. This was driven primarily by additional net loss of $0.8 million taken from ATRM during the year ended December 31, 2019 and non-recurring legal costs and other expenses offset by higher revenues and margin improvements from Digirad Health.

For the year ended December 31, 2019, Diagnostic Services operated 93 nuclear gamma cameras and 55 ultrasound imaging systems, and Mobile Healthcare operated 85 PET/CT, MRI, and ultrasound diagnostic imaging systems. We continue to strive to improve our overall profitability through more efficient utilization of our fleet of nuclear gamma cameras, ultrasound equipment, and PET, CT and MRI imaging systems. We measure efficiency by tracking system utilization, which is based on the percentage of days that our cameras, equipment and imaging systems are used to deliver services to customers out of the total number of days that they are available to deliver such services. System utilization for Diagnostic Services for the year ended December 31, 2019, was 60% compared to 63% of the prior year. System utilization for Mobile Healthcare was 87% for the year ended December 31, 2019, compared to 82% in the prior year, due to a increase in interim system utilization.
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments, the most critical of which are those related to business combination, revenue recognition, goodwill valuation, and income taxes. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.
Business Combination
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
At the effective time of the ATRM Merger, (i) each share of ATRM common stock was converted into the right to receive three one-hundredths (0.03) of a share of 10.0% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, of the Company (“Company Preferred Stock”) and (ii) each share of ATRM 10.00% Series B Cumulative Preferred Stock, par value $0.001 per share (“ATRM Preferred Stock”), converted into the right to receive two and one-half (2.5) shares of Company Preferred Stock, for an approximate aggregate total of 1.6 million shares of Company Preferred Stock. No fractional shares of Company Preferred Stock were issued to any ATRM shareholder in the ATRM Merger. Each ATRM shareholder who would otherwise have been entitled to receive a fraction of a share of Company common stock in the ATRM Merger received one whole share of Company Preferred Stock. See Note 5 Merger, within the notes to our audited consolidated financial statements for further detail.
Revenue Recognition
We adopted Accounting Standards Codification (“ASC”) Topic 606 effective January 1, 2018 using the modified retrospective method. We applied the practical expedient permitted under ASC Topic 606 to those contracts that were not completed as of the date of initial adoption. Results for reporting periods after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with legacy accounting guidance under ASC Topic 605. Our revenue recognition policies under ASC Topic 606 is explained below.
Pursuant to ASC 606, Revenue from Contracts with Customers, we recognize revenue when a customer obtains control of promised goods or services. We record the amount of revenue that reflects the consideration that it expects to receive in exchange for those goods or services. We apply the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. For bill and hold sales, we determine when the customer obtains control of the product on a case-by-case basis to determine the amount of revenue to recognize each period.
Goodwill valuation
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
The Company recorded goodwill of $8.2 million associated with the acquisition of ATRM during the year ended December 31, 2019. The Company recorded an impairment charge of $1.1 million associated with the impairment assessment of the MDSS reporting unit during the year ended December 31, 2018. The Company also recorded impairment charges of $0.5 million, and derecognition of $0.2 million, respectively, during for the year ended December 31, 2018, associated with the impairment assessment of the Telerhythmics reporting unit. See Note 8. Goodwill, for further information.
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

Results of Operations
Comparison of Years Ended December 31, 2019 and 2018
The following table sets forth our results from operations for the years ended December 31, 2019 and 2018 (in thousands):

	Year ended December 31,				Change from Prior Year
	2019	% of Revenues	2018	% of Revenues	Dollars	Percent
Total revenues	$114,185	100.0%	$104,180	100.0%	$10,005	9.6%
Total cost of revenues	92,070	80.6%	85,909	82.5%	6,161	7.2%
Gross profit	22,115	19.4%	18,271	17.5%	3,844	21.0%
Operating expenses:
Selling, general and administrative	21,575	18.9%	20,456	19.6%	1,119	5.5%
Amortization of intangible assets	1,794	1.6%	1,377	1.3%	417	30.3%
Merger and finance costs	2,342	2.1%	—	—%	2,342	—%
Goodwill impairment	—	—%	476	0.5%	(476)	—%
Loss on sale of buildings	232	0.2%	507	0.5%	(275)	(54.2)%
Total operating expenses	25,943	22.7%	22,816	21.9%	3,127	13.7%
Loss from operations	(3,828)	(3.4)%	(4,545)	(4.4)%	717	(15.8)%
Other expense, net	(133)	(0.1)%	(61)	(0.1)%	(72)	118.0%
Interest expense, net	(1,156)	(1.0)%	(751)	(0.7)%	(405)	53.9%
Loss on extinguishment of debt	(151)	(0.1)%	(43)	—%	(108)	251.2%
Total other expense	(1,440)	(1.3)%	(855)	(0.8)%	(585)	68.4%
Loss before income taxes	(5,268)	(4.6)%	(5,400)	(5.2)%	132	(2.4)%
Income tax benefit	375	0.3%	1,561	1.5%	(1,186)	(76.0)%
Net loss from continuing operations	(4,893)	(4.3)%	(3,839)	(3.7)%	(1,054)	27.5%
Income from discontinued operations, net of tax	266	0.2%	4,575	4.4%	(4,309)	(94.2)%
Net (loss) income	$(4,627)	(4.1)%	$736	0.7%	$(5,363)	(728.7)%
Revenues
Healthcare
Healthcare revenue by segment is summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Diagnostic Services	$47,723	$49,256	$(1,533)	(3.1)%
Mobile Healthcare	41,251	42,941	(1,690)	(3.9)%
Diagnostic Imaging	13,872	11,983	1,889	15.8%
Total Healthcare Revenue	$102,846	$104,180	$(1,334)	(1.3)%
Healthcare revenue overall is consistent with prior year. The decrease in Diagnostic Services revenue was primarily due to sale of Telerhythmics and offset by increased healthcare service revenue.
The decrease in Mobile Healthcare revenue was primarily due to cancellations. The increased cancellation resulted in a $1.8 million decrease in scan volumes. The decrease was partially offset by slightly higher interim rentals and accessories revenue. The utilization of our interim rentals can vary in each period based on customers that are in the midst of new construction or refurbishing their current facilities. Overall, services revenue accounted for 77.9% and 88.5% , respectively, of total revenues for each of the two years ended December 31, 2019 and December 31, 2018.

The increase in Diagnostic Imaging revenue was due to an increase in number of cameras sold compared to prior year period. We expect our Services revenue to continue to represent the larger percentage of our consolidated healthcare revenue and expect that percentage to increase in 2020; however, the percentage will fluctuate quarter by quarter given the significant variability in the timing and volume of product sales associated with our Diagnostic Imaging segment.
Building and Construction
Building and construction revenue is summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Building and Construction	$11,257	$—	$11,257	—%
Total Building and Construction Revenue	$11,257	$—	$11,257	—%
The increase in building and construction revenue was revenue generated by the segment subsequent to the ATRM Merger.
Real Estate and Investments
Real estate and investments revenue is summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Real Estate and Investments	$275	$—	$275	—%
Total Real Estate and Investments	$275	$—	$275	—%
The real estate and investments revenue was generated by LSVM. Intercompany lease revenue from KBS subsequent to the ATRM Merger was eliminated through consolidation in the consolidated financial statements.
Gross Profit
Healthcare Gross Profit
Healthcare gross profit and gross margin is summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018	% Change
Diagnostic Services gross profit	$10,237	$9,447	8.4%
Diagnostic Services gross margin	21.5%	19.2%

Mobile Healthcare gross profit	4,956	3,682	34.6%
Mobile Healthcare gross margin	12.0%	8.6%

Diagnostic Imaging gross profit	5,135	5,142	(0.1)%
Diagnostic Imaging gross margin	37.0%	42.9%

Total healthcare gross profit	$20,328	$18,271	11.3%
Total healthcare gross margin	19.8%	17.5%

Diagnostic Services gross profit increased $0.8 million, or 8.4%, to $10.2 million in the current year compared to $9.4 million in the prior year, and the gross margin percentage was 21.5% in the current year compared to 19.2% in the prior year. The increase in gross margin percentage was mainly due to the sale of low margin business (Telerhythmics).
Mobile Healthcare gross profit increased $1.3 million, or 34.6%, to $5.0 million in the current year compared to $3.7 million in the prior year, and gross margin percentage was 12.0% in the current year compared to 8.6% in the prior year. The increase in gross margin percentage was primarily due to consolidations of non-profitable routes and systems, which also reduced maintenance, transport, and depreciation. The increase is also attributable to lower health insurance premiums , which was partially offset by higher lease expense from an increase in sublease revenue and operating leases.
The decrease in Diagnostic Imaging gross margin percentage was primarily due to higher material variance costs from scrapped components and a higher labor rate applied to service calls due to increased labor costs.

Building and Construction
Building and construction gross profit and margin is summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018	% Change
Building and Construction gross profit	$2,013	$—	—%
Building and Construction gross margin	17.9%	—%
The increase in building and construction revenue was revenue generated by the segment subsequent to the ATRM Merger.
Real Estate and Investments
Real Estate and Investments gross profit and margin is summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018	% Change
Real Estate and Investments gross profit	$(33)	$—	—%
Real Estate and Investments gross margin	(12.0)%	—%
The Real Estate and investments gross profit relates to depreciation expense and the write-off of some of the assets included with the three manufacturing facilities acquired in April 2019.
Operating Expenses
Operating expense are summarized as follows (in thousands):

	Year Ended December 31,				Percent of Revenues
	2019	2018	$ Change	% Change	2019	2018
Selling, general and administrative	$21,575	$20,456	$1,119	5.5%	18.9%	19.6%
Amortization of intangible assets	1,794	1,377	417	30.3%	1.6%	1.3%
Merger and financing	2,342	—	2,342	—%	2.1%	—%
Goodwill impairment	—	476	(476)	—%	—%	0.5%
Loss on sale of building	232	507	(275)	(54.2)%	0.2%	0.5%
Total operating expenses	$25,943	$22,816	$3,127	13.7%	22.8%	21.9%
The increase in selling, general and administrative expenses was primarily attributable to the addition of $2.1 million in expenses from ATRM offset in part by lower salaries of $0.5 million, and lower stock-based compensation of $0.1 million in our healthcare division.
The increase in amortization of intangible assets was primarily due to $19.5 million of additional intangible assets related to ATRM acquisition on September 10, 2019.
During the year we completed the sale of buildings and land in Fargo, North Dakota with a net book value of $1.0 million for net cash proceeds of approximately $0.8 million, resulting in a loss on sale of $0.2 million.
In 2018, the goodwill non-cash impairment charge related to derecognize Telerhythmics business. See Note 8. Goodwill, within the notes to our accompanying consolidated financial statements for further information.

Other Expense
Total other expense is summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018
Other expense, net	$(133)	$(61)
Interest expense, net	(1,156)	(751)
Loss on extinguishment of debt	(151)	(43)
Total other expense	$(1,440)	$(855)
Other expense, net consists of transaction costs occurred in prior quarter and offset by unrealized gains from equity securities.
Interest expense, net is predominantly comprised of cash interest costs related to ATRM loan and higher average loan balance.
The loss on extinguishment of debt for the year ended December 31, 2019, is related to the write-off of unamortized deferred financing costs related to the termination of our prior revolving credit facility with Comerica on March 29, 2019. See Note 9, Debt, within the notes to our accompanying consolidated financial statements for further information regarding interest expense and loss on extinguishment of debt.
Income Tax (Expense) Benefit
Intraperiod allocation rules require us to allocate our provision for income taxes between continuing operations and other categories or comprehensive income (loss) such as discontinued operations. As described in Note 3. Discontinued Operations, the results of our MDSS reportable segment have been reported as discontinued operations for the current and prior year. As a result of the intraperiod allocation rules, for the year ended December 31, 2019, the Company recorded a tax expense of $0.1 million. For the year ended December 31, 2018, the Company recorded a benefit of $1.5 million to discontinued operations.
See Note 13. Income Taxes, within the notes to our accompanying consolidated financial statements for further information.
Income from Discontinued Operations
As described in Note 3. Discontinued Operations, within the notes to our accompanying consolidated financial statements, the results of our MDSS reportable segment have been reported as discontinued operations for all periods presented. During the year ended December 31, 2019, discontinued operations includes a $0.4 million gain on the sale of our MDSS post-warranty service contracts to Philips that closed on February 1, 2018.
Liquidity and Capital Resources
Overview
We generated $0.4 million of positive cash flow from operations during the year ended December 31, 2019. Cash flows from operations primarily represent inflows from net income (adjusted for depreciation, amortization, and other non-cash items), as well as the net effect of changes in working capital. Cash flows from investing activities primarily represent our investment in capital equipment required to maintain and grow our business. Cash flows from financing activities primarily represent net proceeds from borrowings and offset by outflows related to financing charges and repayments of long-term borrowings.
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations, and availability on our revolving line of credit from our Sterling Credit Agreement. As of December 31, 2019, we had $1.8 million of cash and cash equivalents, as well as $3.0 million available under our revolving line of credit.
We require capital, principally for capital expenditures, acquisition activity, dividend payments and to finance accounts receivable and inventory. Our working capital requirements vary from period to period depending on inventory requirements, the timing of deliveries, and the payment cycles of our customers. Our capital expenditures consist primarily of medical imaging and diagnostic devices utilized in the provision of our services, as well as vehicles and information technology hardware and software.
The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. We incurred net losses from operations of approximately $3.8 million and $4.5 million for the twelve months ended December 31, 2019 and 2018, respectively. We have an accumulated deficit of $118.5 million as of December 31, 2019. However, we were able to generate cash inflow from operations of $0.4 million and $5.1 million for the twelve months ended December 31, 2019 and 2018, respectively.

At December 31, 2019, we had approximately $6.0 million in related party and third party loans coming due in the current business cycle. As noted below, we have a covenant breach with Gerber. In January 2020, as discussed more fully below, we refinanced our debt with Gerber and Premier and reset the debt covenants with these lenders. The debt held by related parties totaled approximately $1.9 million at December 31, 2019.

The operating losses resulted predominantly from our Building and Construction division. As a part of the ATRM Merger, ATRM has restructured operations to (1) focus more on higher valued added properties and (2) larger commercial projects with the goal of increasing sales prices and increasing margins.

Should the Company not be able to increase sales and profit margins in the Building and Construction division, the Company may require additional support. To this end, a significant shareholder and lender has committed to provide financial support to the Company by providing written assurances that he will (a) not call approximately $1.9 million of related party debt when it becomes due in October 2020; and (b) extend through June 2021 the Company’s put option with this shareholder of $1.0 million in Series A Cumulative Perpetual Preferred stock. Management believes that the Company has the liquidity and operations to continue to support the business through the next 12 months from the issuance of this Annual Report. The Company’s ability to continue as a going concern is dependent on its ability to execute its plans.
Cash Flows
The following table shows cash flow information for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Net cash provided by operating activities	$400	$5,064
Net cash (used in) provided by investing activities	$(5,818)	$8,685
Net cash provided by (used in) financing activities	$5,666	$(14,156)
Operating Activities
The decrease in net cash provided by operating activities for the year ended December 31, 2019 compared to the prior year was primarily due to higher net loss adjusted with the spending of the one-time merger and financing costs and changes of working capital.
Investing Activities
The decrease in net cash used in investing activities for the year ended December 31, 2019 compared to the prior year was primarily attributable to $6.8 million of proceeds received from the sale of our MDSS service contract business to Philips, $2.1 million of proceeds received from the sale of property and equipment, and $1.9 million proceeds received from our sale of Telerhythmics during the prior year, compared to $5.2 million investment spent to acquire three properties in Maine during 2019.
Financing Activities
The increase in net cash provided by financing activities for the year ended December 31, 2019 compared to the prior year was primarily due to an increase of $17.3 million net principal borrowings in 2019 compared to 2018, to finance the purchase of three properties in Maine and the ATRM Merger.
Sterling Credit Facility
On March 29, 2019, the Company entered into a Loan and Security Agreement (the SNB Loan Agreement) by and among certain Healthcare Subsidiaries of the Company, as borrowers (collectively, the “SNB Borrowers”); the Company, as guarantor; and Sterling National Bank, a national banking association, as lender (“SNB” or “Sterling”).
The SNB Loan Agreement is a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for revolving loans (the SNB Credit Facility). Under the SNB Credit Facility, the SNB Borrowers can request an additional issuance of letters of credit in an aggregate amount not to exceed $0.5 million at any one time outstanding. As of December 31, 2019, the Company had $0.1 million of letters of credit outstanding and had additional borrowing capacity of $3.0 million.
At the SNB Borrowers’ option, the SNB Credit Facility will bear interest at either (i) a Floating LIBOR Rate, as defined in the Loan Agreement, plus a margin of 2.50% per annum; or (ii) a Fixed LIBOR Rate, as defined in the Loan Agreement, plus a margin of 2.25% per annum.
The Company used a portion of the financing made available under the SNB Credit Facility to refinance and terminate, effective as of March 29, 2019, its previous credit facility with Comerica.

At December 31, 2019, the Company was in compliance with all covenants.
Gerber and Premier Credit Facilities
As of December 31, 2019, ATRM had outstanding revolving lines of credit of approximately $4.0 million. Our debt through ATRM primarily included (i) $1.1 million principal outstanding on KBS’s $4.0 million revolving credit facility under a Loan and Security Agreement, dated February 23, 2016, (as amended, the KBS Loan Agreement), with Gerber Finance Inc. (Gerber) and (ii) $2.9 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a Revolving Credit Loan Agreement, dated June 30, 2017 (as amended, the Premier Loan Agreement) with Premier Bank (Premier), net of an immaterial amount of unamortized financing fees. As of December 31, 2019, ATRM is at the maximum borrowing capacity under both revolving lines of credit, based on the inventory and accounts receivable on that day which fluctuates weekly.
On January 31, 2020, Star Real Estate Holdings USA, Inc. (SRE), 947 Waterford Road, LLC (“947 Waterford”), 300 Park Street, LLC (“300 Park”), and 56 Mechanic Falls Road, LLC (“56 Mechanic” and together with SRE, 947 Waterford, and 300 Park, (the “Star Borrowers”), each an Investments Subsidiary, and the Company, ATRM, KBS, EdgeBuilder and Glenbrook ( the “Star Credit Parties”), entered into a Loan and Security Agreement (as amended, the Star Loan Agreement) with Gerber, as lender, providing the Star Borrowers with a credit facility with borrowing availability of up to $2.5 million and matures on January 1, 2025, unless terminated in accordance with the terms therein (the Star Loan). The advances from the Star Loan is allocated between a $2.0 million promissory note and a $0.5 million promissory note. On February 20, 2020, the Star Borrowers entered into a First Amendment to Loan and Security Agreement (the “First Star Amendment”) with Gerber that amended the Star Loan Agreement in order to (i) temporarily advance $0.3 million to EBGL, which amount is to be repaid to Gerber on or before April 30, 2020; (ii) clarify that Gerber can make multiple advances under the Star Loan Agreement, and (iii) to correct the maturity date of the Star Loan.
On January 31, 2020, EdgeBuilder and Glenbrook (the “EBGL Borrowers”), each a Construction Subsidiary, and the Company, Star, 947 Waterford, 300 Park, 56 Mechanic, ATRM, and KBS (collectively, the “EBGL Credit Parties”), entered into a Loan and Security Agreement (the “EBGL Loan Agreement”) with Gerber providing the EBGL Borrowers with a credit facility with borrowing availability of up to $3.0 million and matures on January 1, 2022, unless extended or terminated in accordance with the terms therein (the EBGL Loan).

The obligations of the EBGL Borrowers under the EBGL Loan Agreement are guaranteed by the EBGL Credit Parties and are secured by substantially all the assets of the EBGL Borrowers and the EBGL Credit Parties.
The obligations of the Star Borrowers under the Star Loan Agreement are guaranteed by the Star Credit Parties and are secured by substantially all the assets of the Star Borrowers and the Star Credit Parties. Contemporaneously with the execution and delivery of the Star Loan Agreement, Jeffrey E. Eberwein, the Chairman of the Company’s board of directors, executed and delivered a Guaranty (the “Gerber Eberwein Guaranty”) to Gerber pursuant to which he guaranteed the performance of all the Star Borrowers’ obligations to Gerber under the Star Loan Agreement, including the full payment of all indebtedness owing by the Star Borrowers to Gerber under or in connection with the Star Loan Agreement and related financing documents. Mr. Eberwein’s obligations under the Gerber Eberwein Guaranty are limited in the aggregate to the amount of (a) $2.5 million, plus (b) costs of Gerber incidental to the enforcement of the Gerber Eberwein Guaranty or any guaranteed obligations.
The Company used a portion of the financing made available under the Star Loan and the EBGL Loan to refinance, effective as of January 31, 2020, a portion of its credit facility with Premier.
On January 31, 2020, Glenbrook and EdgeBuilder entered into an Extension and Modification Agreement (the “Modification Agreement”) with Premier that modified the terms of the loans made by Premier to Glenbrook and EdgeBuilder pursuant Premier Loan Agreement and the promissory note issued in connection therewith (the “Premier Note”). Pursuant to the Modification Agreement, the amount of indebtedness evidenced by the Premier Note was reduced to $1.0 million, and the Premier Note was modified to, among other things: (a) extend the Final Maturity Date (as defined in the Premier Note) of the Premier Note to January 31, 2023, and (b) set the interest that the Premier Note will bear at 5.75% per annum.
In addition, the Company has certain ATRM promissory notes outstanding as more fully described in Note 15, Related Party Transactions, within the notes to our consolidated financial statements.

Off-Balance Sheet Arrangements
On September 10, 2019, the parties to the KBS Loan Agreement entered a Consent and Acknowledgment Agreement and Twelfth Amendment to Loan Agreement, by and among Gerber, KBS, ATRM and the Company, pursuant to which the Company agreed to guarantee amounts borrowed by certain of ATRM’s subsidiaries from Gerber. The Twelfth Amendment requires the Company to serve as an additional guarantor with the existing guarantor, ATRM, with respect to the payment, performance and discharge of each and every obligation of payment and performance by the borrowing subsidiaries with respect to the loans made by Gerber to them. On January 31, 2020, the Company, ATRM, KBS and Gerber entered into a Thirteenth Amendment to Loan and Security Agreement (the “Thirteenth KBS Loan Amendment”) to amend the KBS Loan Agreement, by and among the Company, ATRM, KBS and Gerber, in order to, among other things (a) amend the definitions of “Ancillary Credit Parties,” “Guarantor,” “Obligations,” and “Subordinated Lender” to address the obligations of the Star Borrowers, the EBGL Borrowers, the Star Credit Parties, and the EBGL Credit Parties under the Loan Agreements and the Subordination Agreements to which they are a party and (b) add a new cross default provision.
See Note 9, Debt, within the notes to our consolidated financial statements for further detail.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DIGIRAD CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Digirad Corporation
Poway, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Digirad Corporation (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), mezzanine and stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Method Related to Leases
As discussed in Notes 2 and 11 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842 - Leases.
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
San Diego, California
March 9, 2020

DIGIRAD CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year ended December 31,
	2019	2018
Revenues:
Healthcare	$102,846	$104,180
Building and Construction	11,257	—
Real Estate and Investments	82	—
Total revenues	114,185	104,180
Cost of revenues:
Healthcare	82,518	85,909
Building and Construction	9,244	—
Real Estate and Investments	308	—
Total cost of revenues	92,070	85,909
Gross profit	22,115	18,271

Operating expenses:
Selling, general and administrative	21,575	20,456
Amortization of intangible assets	1,794	1,377
Merger and financing costs	2,342	—
Goodwill impairment	—	476
Loss on sale of buildings	232	507
Total operating expenses	25,943	22,816
Loss from operations	(3,828)	(4,545)
Other expense:
Other expense, net	(133)	(61)
Interest expense, net	(1,156)	(751)
Loss on extinguishment of debt	(151)	(43)
Total other expense	(1,440)	(855)
Loss before income taxes	(5,268)	(5,400)
Income tax benefit	375	1,561
Net loss from continuing operations	(4,893)	(3,839)
Net income from discontinued operations	266	4,575
Net (loss) income	(4,627)	736
Deemed dividend on Series A redeemable preferred stock	(596)	—
Net (loss) income attributable to common shareholders	$(5,223)	$736

Net income (loss) per share — basic and diluted:
Net loss per share, continuing operations attributable to common shareholders	$(2.69)	$(1.90)
Net income per share, discontinued operations attributable to common shareholders	0.13	2.27
Net (loss) income per share, attributable to common shareholders — basic and diluted:	$(2.56)	$0.37

Dividends declared per common share	$—	$1.65

Net (loss) income	$(4,627)	$736
Other comprehensive income (loss):
Reclassification of unrealized gains on equity securities to retained earnings	—	(17)
Reclassification of tax provision impact	22	—
Total other comprehensive income (loss)	22	(17)
Comprehensive (loss) income	$(4,605)	$719

See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$1,821	$1,545
Restricted cash	240	167
Equity securities	26	153
Accounts receivable, net	18,571	12,642
Inventories, net	7,097	5,402
Other current assets	1,794	1,285
Total current assets	29,549	21,194
Property and equipment, net	22,138	21,645
Operating lease right-of-use assets, net	4,827	—
Intangible assets, net	22,903	5,228
Goodwill	9,978	1,745
Restricted cash	—	101
Investments in and receivables from related parties	—	275
Other assets	1,165	406
Total assets	$90,560	$50,594

Liabilities, Mezzanine Equity and Stockholders’ Equity:
Current liabilities:
Accounts payable	$8,932	$5,206
Accrued compensation	4,579	3,862
Accrued warranty	421	197
Deferred revenue	1,786	1,687
Short-term debt	4,036	—
Payable of related parties	1,920	—
Operating lease liabilities	1,866	—
Other current liabilities	4,638	2,265
Total current liabilities	28,178	13,217
Long-term debt, net of current portion	17,038	9,500
Deferred tax liabilities	23	121
Operating lease liabilities, net of current portion	3,073	—
Other liabilities	1,551	1,956
Total liabilities	49,863	24,794

Commitments and contingencies (Note 10)

Preferred stock, $0.0001 par value: 10,000,000 shares authorized: 10% Series A Cumulative Perpetual Preferred Stock, 8,000,000 shares liquidation preference ($10.00 per share), 1,915,637 shares issued or outstanding at December 31, 2019	19,602	—

Stockholders’ equity:
Common stock, $0.0001 par value: 30,000,000 shares authorized; 2,050,659 and 2,024,979 shares issued and outstanding (net of treasury shares) at December 31, 2019 and 2018, respectively	—	—
Treasury stock, at cost; 258,849 shares at December 31, 2019 and 2018	(5,728)	(5,728)
Additional paid-in capital	145,352	145,430
Accumulated other comprehensive loss	—	(22)
Accumulated deficit	(118,529)	(113,880)
Total stockholders’ equity	21,095	25,800
Total liabilities, mezzanine equity and stockholders’ equity	$90,560	$50,594

See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2019	2018
Operating activities
Net (loss) income	$(4,627)	$736
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	6,281	7,331
Amortization of intangible assets	1,794	1,390
Provision for bad debts	129	53
Stock-based compensation	540	634
Amortization of loan fees	185	43
Loss on extinguishment of debt	151	43
Loss on write-off of financing costs	273	—
Gain on disposal of discontinued operations	(350)	(6,161)
Gain on sale of Telerhythmics	—	(19)
Gain on sale of assets	(136)	(46)
Unrealized (gain) loss on equity securities	(62)	62
Goodwill impairment	—	476
Goodwill tax adjustment	(265)	—
Deferred income taxes	(98)	(133)
Changes in operating assets and liabilities:
Accounts receivable	(3,325)	3,026
Inventories	(30)	(12)
Other assets	(317)	686
Accounts payable	(463)	25
Accrued compensation	211	(1,645)
Deferred revenue	155	(749)
Operating lease liabilities	(37)	—
Other liabilities	391	(676)
Net cash provided by operating activities	400	5,064
Investing activities
Purchases of property and equipment	(1,512)	(2,163)
Purchase of real estate from related and third parties	(5,180)	—
Proceeds from sale of discontinued operations	—	6,844
Proceeds from sale of Telerhythmics	—	1,922
Proceeds from sale of property and equipment	1,734	2,095
Sale (purchases) of equity securities	140	(13)
Payments to acquire interest in joint ventures	(1,000)	—
Net cash (used in) provided by investing activities	(5,818)	8,685
Financing activities
Proceeds from borrowings	98,541	33,347
Repayment of debt	(91,203)	(43,347)
Issuances of preferred stock	3,000	—
Loan issuance costs and extinguishment costs	(662)	24
Dividends paid	—	(3,321)
Issuances of common stock	—	26
Repayment of Gerber acquisition loan	(3,000)	—
Fees payable on issuance of preferred stock	(150)	—
Deferred financing costs	27	—
Taxes paid related to net share settlement of equity awards	(24)	(74)
Repayment of obligations under finance leases	(863)	(811)
Net cash provided by (used in) financing activities	5,666	(14,156)
Net increase (decrease) in cash, cash equivalents, and restricted cash	248	(407)
Cash, cash equivalents, and restricted cash at beginning of year	1,813	2,220
Cash, cash equivalents, and restricted cash at end of year	$2,061	$1,813

Supplemental Information
Cash paid during the period for interest	$1,083	$702
Cash paid during the period for income taxes	$102	$52
See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY
(In thousands)

	Redeemable Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	2,006	$—	$(5,728)	$148,165	$(5)	$(114,633)	$27,799
Stock-based compensation	—	—	—	—	—	634	—	—	634
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	19	—	—	(48)	—	—	(48)
Dividends paid	—	—	—	—	—	(3,321)	—	—	(3,321)
Net loss	—	—	—	—	—	—		736	736
Unrealized gain on securities available-for-sale	—	—	—	—	—		(17)	17	—
Balance at December 31, 2018	—	—	2,025	—	(5,728)	145,430	(22)	(113,880)	25,800
Issuance of preferred stock	1,916	19,156	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	540	—	—	540
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	23	—	—	(24)	—	—	(24)
Shares issued for fractional shares in conjunction with reverse stock split	—	—	2	—	—	2	—	—	2
Reclassification of other-than-temporary losses on available-for-sale securities included in net income	—	—	—	—	—	—	22	(22)	—
Fees paid on issuance of preferred stock	—	(150)	—	—	—	—	—	—	—
Accrued dividend on redeemable preferred stock	—	596	—	—	—	(596)	—	—	(596)
Net loss	—	—	—	—	—	—	—	(4,627)	(4,627)
Balance at December 31, 2019	1,916	$19,602	2,050	$—	$(5,728)	$145,352	$—	$(118,529)	$21,095
See accompanying notes to consolidated financial statements.

DIGIRAD CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company
Digirad Corporation is a diversified holding company operating with three business divisions: Healthcare, Building & Construction, and Real Estate and Investments.
Digirad: Healthcare Division
Digirad Health designs, manufactures, and distributes diagnostic medical imaging products. Digirad Health operates in three businesses: Diagnostic Services, Mobile Healthcare, and Diagnostic Imaging. The Diagnostic Services business offers imaging and monitoring services to healthcare providers as an alternative to purchasing the equipment or outsourcing the job. The Mobile Healthcare business provides contract diagnostic imaging, including computerized tomography (“CT”), magnetic resonance imaging (“MRI”), positron emission tomography (“PET”), PET/CT, and nuclear medicine and healthcare expertise through a convenient mobile service. The Diagnostic Imaging business develops, sells, and maintains solid-state gamma cameras.
ATRM: Building and Construction Division
ATRM manufactures modular housing units for commercial and residential applications. ATRM operates in two businesses: (i) modular building manufacturing and (ii) structural wall panel and wood foundation manufacturing, including building supply retail operations. The modular building manufacturing business is operated by KBS Builders, Inc. (“KBS”), the structural wall panel and wood foundation manufacturing segment is operated by EdgeBuilder, Inc. (“EdgeBuilder”), and the retail building supplies are sold through Glenbrook Building Supply, Inc. (“Glenbrook” and together with EdgeBuilder, “EBGL”). KBS, EdgeBuilder, and Glenbrook are wholly-owned subsidiaries of ATRM.
Real Estate & Investments Division
This business division manages real estate assets and investments.
As of December 31, 2019, our business is organized into five reportable segments: Diagnostic Services, Mobile Healthcare, Diagnostic Imaging, Building and Construction and Real Estate and Investments. See Note 16. Segments, for more information relating to our segments. For discussion purposes, we categorized our Diagnostic Services, Mobile Healthcare and Diagnostic Imaging reportable segments as “Digirad Health.”
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
Discontinued Operations
On February 1, 2018, the Company completed the sale of its customer contracts relating to the Medical Device Sales and Service (MDSS) post-warranty service business to Philips North America LLC (“Philips”) pursuant to an Asset Purchase Agreement, dated as of December 22, 2017 for $8.0 million. For all periods presented in our consolidated statements of operations, all sales, costs, expenses, and income taxes attributable to MDSS, except as related to the impact of the decrease in the federal statutory tax rate (see Note 13. Income Taxes), have been aggregated under the caption “earnings from discontinued operations, net of income taxes.” Cash flows used in or provided by MDSS operations as part of discontinued operations and prior year results recasted to conform with the current presentation are disclosed in Note 3. Discontinued Operations. Unless otherwise noted, amounts and disclosures throughout these notes to consolidated financial statements relate to our continuing operations.

Sale of Telerhythmics, LLC
On October 31, 2018, the Company entered into a membership interest purchase agreement (the “Telerhythmics Purchase Agreement”) with G Medical Innovations USA, Inc. (“G Medical”), pursuant to which we sold all the outstanding membership interests in Telerhythmics, LLC (“Telerhythmics”) to G Medical. The total consideration related to the Telerhythmics Purchase Agreement was $1.95 million in cash, which was paid at the closing on October 31, 2018. In connection with the transaction, the Company has agreed to make partial monthly rent payments aggregating $0.2 million through January 2021. The Telerhythmics Purchase Agreement includes customary representations, warranties, covenants and indemnification obligations of the parties, including a non-competition covenant by the Company. The gain on the sale of Telerhythmics was approximately $19 thousand and is included in other income in the statement of operations and comprehensive income (loss) in 2018.
Reverse Stock Split
On May 31, 2019, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation (the “Amendment”) in order to effect a reverse stock split of the issued and outstanding shares of its common stock at a ratio of 1-for-10 (the “Reverse Stock Split”) and to reduce the number of authorized shares of common stock to 30 million shares authorized (the “Share Reduction”). The Reverse Stock Split was implemented for the purpose of regaining compliance with the minimum bid price requirement for continued listing of the Company’s common stock on the Nasdaq Global Market.
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
All authorized, issued, and outstanding stock and per share amounts contained in the accompanying consolidated financial statements have been adjusted to reflect the 1-for-10 Reverse Stock Split for all prior periods presented. The Reverse Stock Split was effective June 4, 2019.
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
At the effective time of the ATRM Merger, (i) each share of ATRM common stock was converted into the right to receive three one-hundredths (0.03) of a share of 10.0% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, of the Company (“Company Preferred Stock”) and (ii) each share of ATRM 10.00% Series B Cumulative Preferred Stock, par value $0.001 per share (“ATRM Preferred Stock”), converted into the right to receive two and one-half (2.5) shares of Company Preferred Stock, for an approximate aggregate total of 1.6 million shares of Company Preferred Stock. No fractional shares of Company Preferred Stock were issued to any ATRM shareholder in the ATRM Merger. Each ATRM shareholder who would otherwise have been entitled to receive a fraction of a share of Company common stock in the ATRM Merger received one whole share of Company Preferred Stock. See Note 5. Merger, within the notes to our consolidated financial statements for further detail.

Mezzanine Equity
Pursuant to the Certificate of Designations, Rights and Preferences of 10% Series A Cumulative Perpetual Preferred Stock of Digirad Corporation (the “Certificate of Designations”), upon a Change of Control Triggering Event, as defined in the Certificate of Designations, holders of the Company Preferred Stock may require the Company to redeem the Company Preferred Stock at a price of $10.00 per share, plus any accumulated and unpaid dividends (a “Change of Control Redemption”). As this redemption feature of the shares is not solely within the control of Digirad, the equity of Digirad does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes Company Preferred Stock as mezzanine equity in the consolidated financial statements. Company Preferred Stock is not redeemable and it was not probable that the Company Preferred Stock would become redeemable as of December 31, 2019. Therefore, the Company is not currently required to accrete the Preferred Stock to its redemption value.
In addition to a Change of Control Redemption, the Certificate of Designations also provides that the Company may redeem (at its option, in whole or in part) the Company Preferred Stock following the fifth anniversary of issuance of the Company Preferred Stock, at a cash redemption price of $10.00 per share, plus any accumulated and unpaid dividends.
Liquidity
The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. We incurred net losses from operations of approximately $3.8 million and $4.5 million for the twelve months ended December 31, 2019 and 2018, respectively. We have an accumulated deficit of $118.5 million as of December 31, 2019. However, we were able to generate cash inflow from operations of $0.4 million and $5.1 million for the twelve months ended December 31, 2019 and 2018, respectively.
At December 31, 2019, we had approximately $6.0 million in related party and third party loans coming due in the current business cycle. As noted below, we have a covenant breach with Gerber. In January 2020, as discussed more fully below, we refinanced our debt with Gerber and Premier and reset the debt covenants with these lenders. The debt held by related parties totaled approximately $1.9 million at December 31, 2019.
The operating losses resulted predominantly from our Building and Construction division. As a part of the ATRM Merger, ATRM has restructured operations to (1) focus more on higher valued added properties and (2) larger commercial projects with the goal of increasing sales prices and increasing margins.
Should the Company not be able to increase sales and profit margins in the Building and Construction division, the Company may require additional support. To this end, a significant shareholder and lender has committed to provide financial support to the Company by providing written assurances that he will (a) not call approximately $1.9 million of related party debt when it becomes due in October 2020; and (b) extend through June 2021 the Company’s put option with this shareholder of $1.0 million in Series A Cumulative Perpetual Preferred stock. Management believes that the Company has the liquidity and operations to continue to support the business through the next 12 months from the issuance of this Annual Report. The Company’s ability to continue as a going concern is dependent on its ability to execute its plans.
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
Revenue Recognition
We adopted Accounting Standards Codification (“ASC”) Topic 606 effective January 1, 2018 using the modified retrospective method. We applied the practical expedient permitted under ASC Topic 606 to those contracts that were not completed as of the date of initial adoption. Results for reporting periods after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with legacy accounting guidance under ASC Topic 605. Our revenue recognition policies under ASC Topic 606 is explained below.
Pursuant to ASC 606, Revenue from Contracts with Customers, we recognize revenue when a customer obtains control of promised goods or services. We record the amount of revenue that reflects the consideration that it expects to receive in exchange for those goods or services. We apply the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. For bill and hold sales, we determine when the customer obtains control of the product on a case-by-case basis to determine the amount of revenue to recognize each period.
Healthcare Services Revenue Recognition. We generate service revenue primarily from providing diagnostic imaging and cardiac monitoring services to our customers. Service revenue within our Diagnostic Imaging and Mobile Healthcare reportable segments is derived from providing our customers with contract diagnostic imaging services, which includes use of our imaging systems, qualified personnel, radiopharmaceuticals, licensing, logistics and related items required to perform testing in their own offices.  We bill customers either on a per-scan or fixed-payment methodology, depending upon the contract that is negotiated with the customer. Within our Mobile Healthcare segment, we also rent imaging systems to healthcare customers for use in their operations.  Rental revenues are structured as either a weekly or monthly payment arrangement, and are recognized in the month services are provided. Revenue related to provision of our services is recognized at the time services are performed.
Healthcare Product and Product-Related Revenue Recognition. We generate revenue from product and product-related sales, primarily from the sale of gamma cameras.
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
Building and Construction Revenue Recognition.
Within the Building and Construction segment, ATRM, through its wholly-owned subsidiaries KBS, EdgeBuilder, and Glenbrook, services residential and commercial construction projects by manufacturing modular housing units and other products and supplies general contractors with building materials. KBS manufactures modular buildings for both single-family residential homes and larger, commercial building projects. EdgeBuilder manufactures structural wall panels, permanent wood foundation systems and other engineered wood products, and GlenBrook is a retail supplier of lumber and other building supplies. Revenue from these contracts are deferred and recognized ratably over the period of the obligation. Retail sales at Glenbrook are recognized at the point of sale. Returns on retail sales are recognized at the point of return.
Leases
Lessee Accounting
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, and operating lease liabilities, net of current portion in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets.
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
Fair Value of Financial Instruments
The authoritative guidance for fair value measurements defines fair value for accounting purposes, establishes a framework for measuring fair value, and provides disclosure requirements regarding fair value measurements. The guidance defines fair value as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Our financial instruments primarily consist of cash equivalents, equity securities, accounts receivable, other current assets, restricted cash, accounts payable, and other current liabilities. The carrying amount of these financial instruments generally approximate fair value due to their short-term nature.
Cash and Cash Equivalents
We consider all investments with a maturity of three months or less when acquired to be cash equivalents.
Equity Securities
As of December 31, 2019, securities consist of investments in equity securities that are publicly traded. Investments that are strategic in nature, with the intent to hold the investment over a several year period, are classified as other assets (non-current). Effective January 1, 2018, equity securities, with certain exceptions, are measured at fair value and changes in fair value are recognized in net income. During the year ended December 31, 2019, the Company recognized gains related to changes in fair value of $0.1 million in the statement of operations. During 2018, the Company recorded expenses related to changes in fair value of $0.1 million.
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

Within our Building and Construction segment, accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of losses that may result from uncollectable accounts receivable. We determine the allowance based on an analysis of individual accounts and an evaluation of the collectability of our accounts receivable in the aggregate based on factors such as the aging of receivable amounts, customer concentrations, historical experience, and current economic trends and conditions. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers.
The following table summarizes our allowance for doubtful accounts, billing adjustments, and contractual allowances as of and for the years ended December 31, 2019, and 2018 (in thousands):

	Allowance for Doubtful Accounts (1)	Reserve for Billing Adjustments (2)	Reserve for Contractual Allowances (2)
Balance at December 31, 2017	$553	$9	$447
Provision adjustment	180	219	19,221
Write-offs and recoveries, net	(301)	(210)	(19,668)
Balance at December 31, 2018	432	18	—
ATRM beginning balance	223	—	—
Provision adjustment	227	248	—
Write-offs and recoveries, net	(234)	(246)	—
Balance at December 31, 2019	$648	$20	$—

(1)	The provision was charged against general and administrative expenses.

(2)	The provision was charged against services revenue. Contractual allowance was written off due to sale of Telerhythmics.
Inventory
In Digirad Health, our inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) and we review inventory balances for excess and obsolete inventory levels on a quarterly basis. Costs include material, labor, and manufacturing overhead costs. We rely on historical information to support our excess and obsolete reserves and utilize our business judgment with respect to estimated future demand. Per our policy, we generally reserve 100% of the cost of inventory quantities in excess of a defined period of demand. Once inventory is reserved, we do not adjust the reserve balance until the inventory is sold or disposed.
Within our Building and Construction segment, inventories consist primarily of lumber and other commodity-type building materials and are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Inventories include work in process and finished goods not yet delivered. Direct and indirect costs incurred on contracts in process, such as direct and indirect materials, labor and overhead are capitalized to inventory. Materials purchased, and costs incurred for specific contracts are recorded in cost of sales when the related contract revenue is recognized. We adjust our inventories for excess and obsolete items by reducing their carrying values to estimated net realizable value based upon assumptions about future product demand.
The following table summarizes our reserves for excess and obsolete inventory as of and for the years ended December 31, 2019 and 2018 (in thousands):

Reserve for Excess and Obsolete Inventories (1)
Balance at December 31, 2017	$453
Provision adjustment	42
Write-offs and scrap (2)	(115)
Balance at December 31, 2018	380
Provision adjustment	50
Write-offs and scrap	(47)
Balance at December 31, 2019	$383

(1)	The provision was charged against Product and product-related cost of revenues.

(2)	Amount includes $90 thousand related to inventory sold during the year.

Long-Lived Assets including Finite Lived Purchased Intangible Assets
Long-lived assets consist of property and equipment and finite lived intangible assets. We record property and equipment at cost, and record other intangible assets based on their fair values at the date of acquisition. We calculate depreciation on property and equipment using the straight-line method over the estimated useful life of the assets, which range from 5 to 20 years for buildings and improvements, 3 to 13 years for machinery and equipment, 3 to 10 years for computer hardware and software, and the lower of the estimated useful life or remaining lease term for leasehold improvements. Charges related to amortization of assets recorded under capital leases are included within depreciation expense. We calculate amortization on other intangible assets using either the accelerated or the straight-line method over the estimated useful life of the assets, based on when we expect to receive cash inflows generated by the intangible assets. Estimated useful lives for intangibles range from 3 years to 15 years.
Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment losses were recorded on long-lived assets to be held and used during the years ended December 31, 2019 and 2018.
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
The Company recorded goodwill of $8.2 million associated with the acquisition of ATRM during the year ended December 31, 2019. The Company recorded an impairment charge of $1.1 million in discontinued operations associated with the impairment assessment of the MDSS reporting unit during the year ended December 31, 2018. The Company also recorded impairment charges of $0.5 million during for the year ended December 31, 2018, associated with the impairment assessment of the Telerhythmics reporting unit. See Note 8. Goodwill, for further information.
Self-Insured Health Insurance Benefits
Effective January 1, 2017, the Digirad Health provided healthcare benefits to its employees through a self-insured plan with “stop loss” coverage. The Company records a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date.  Our estimated reserve is based on historical experience and trends related to both health insurance claims and payments.  The ultimate cost of healthcare benefits will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims. As of December 31, 2019 and 2018, the reserve for estimated claims incurred and unpaid was $0.5 million and $0.5 million, respectively.
Restricted Cash
We maintain certain cash amounts restricted as to withdrawal or use. As of December 31, 2019 and 2018, restricted cash was $0.2 million and $0.3 million, respectively, comprised of cash held for letters of credit for our real estate leases and certain minimum balance requirements on our banking arrangements.
Debt Issuance Costs
We incur debt issuance costs in connection with debt financings. Debt issuance costs recorded in connection with our Sterling National Bank, Gerber Finance, and Premier Bank revolving credit facility are presented in other assets on the consolidated balance sheets and are amortized over the term of the revolving debt agreements using the straight-line method. Amortization of debt issuance costs are included in interest expense. As of December 31, 2019 and 2018, we have $0.6 million and $0.2 million, respectively, of unamortized debt issuance costs.
Upon changes to our debt structure, we evaluate debt issuance costs in accordance with the Debt topic of the Codification. We adjust debt issuance costs as necessary based on the results of this evaluation, as discussed in Note 9. Debt.
Shipping and Handling Fees and Costs
We record all shipping and handling billings to customers as revenue earned for the goods provided. Shipping and handling costs are included in cost of revenues and totaled $0.7 million and $0.8 million for the years ended December 31, 2019 and 2018, respectively.

Share-Based Compensation
We account for share-based awards exchanged for employee services in accordance with the authoritative guidance for share-based compensation. Under this guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of forfeitures, over the requisite service period.
Warranty
In Digirad Health, we generally provide a 12-month warranty on our gamma cameras. We accrue the estimated cost of this warranty at the time revenue is recorded and charge warranty expense to Product and product-related cost of revenues. Warranty reserves are established based on historical experience with failure rates and repair costs and the number of systems covered by warranty. Warranty reserves are depleted as gamma cameras are repaired. The costs consist principally of materials, personnel, overhead, and transportation. We review warranty reserves quarterly and, if necessary, make adjustments.
Within our Building and Construction segment, KBS provides a limited warranty on its residential homes that covers substantial defects in materials or workmanship for a period of 12 months after delivery to the owner. EBGL provides a limited warranty on the sale of its wood foundation products that covers leaks resulting from defects in workmanship for a period of twenty-five years. Estimated warranty costs are accrued in the period that the related revenue is recognized.
The activities related to our warranty reserve for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Balance at beginning of year	$197	$204
ATRM beginning balance	60	—
Charges to cost of revenues	547	279
Applied to liability	(383)	(286)
Balance at end of year	$421	$197
Advertising Costs
Advertising costs are expensed as incurred. Total advertising costs for each of the years ended December 31, 2019 and 2018 were $0.3 million and $0.3 million, respectively.
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

The following table sets forth the computation of basic and diluted net (loss) income per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018
Numerator:
Loss from continuing operations, net of tax	$(4,893)	$(3,839)
Deemed dividend on Series A redeemable preferred stock	(596)	—
Net loss from continuing operations attributable to common shareholders	(5,489)	(3,839)
Income from discontinued operations, net of tax	266	4,575
Net (loss) income attributable to common shareholders	$(5,223)	$736

Denominator:
Weighted average shares outstanding - basic	2,041	2,016
Dilutive potential common shares:
Stock options	—	—
Restricted stock units	—	—
Weighted average shares outstanding - diluted	2,041	2,016

Net income (loss) per common share - basic and diluted
Net loss per share, continuing operations	$(2.40)	$(1.90)
Preferred dividends per share	(0.29)	—
Net loss per share, continuing operations attributable to common shareholders	$(2.69)	$(1.90)
Net income per share, discontinued operations attributable to common shareholders	0.13	2.27
Net (loss) income per share, attributable to common shareholders - basic and diluted (1)	$(2.56)	$0.37
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

	Year Ended December 31,
	2019	2018
Stock options	54	34
Restricted stock units	24	16
Total	78	50
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is defined as revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss) but excluded from net income (loss).
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
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), which amended the existing accounting standards for the accounting for leases. Most significant among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted ASC 842 beginning January 1, 2019, using the modified-retrospective method, which did not result in a cumulative effect adjustment to accumulated deficit at the beginning of 2019. The comparative prior periods presented in the financial statements were not adjusted. In connection with the adoption, the Company has elected to utilize the package of practical expedients, including: (1) not reassess the lease classification for any expired or existing leases, (2) not reassess the treatment of initial direct costs as they related to existing leases, and (3) not reassess whether expired or existing contracts are or contain leases. Upon adoption, the Company recorded right-of-use assets and lease liabilities on its consolidated balance sheet of $2.8 million and $3.9 million, respectively, primarily related to real estate and vehicle leases. See Note 11. Leases, within the notes to our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company early adopted ASU 2018-15 beginning January 1, 2019, and applied the guidance prospectively to the implementation costs incurred in its NetSuite ERP implementation. As of December 31, 2019, the Company has capitalized $0.3 million of implementation costs.
New Accounting Standards To Be Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments -Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. This update is effective for annual periods beginning after December 15, 2022, and interim periods within those periods, and early adoption is permitted. We expect to adopt the standard on its effective date in the first quarter of 2023. We believe the adoption will modify the way we analyze financial instruments, but currently do not expect the adoption to have a material financial impact on our consolidated financial statements.
Note 3. Discontinued Operations
On February 1, 2018, the Company completed the sale of its customer contracts relating to our MDSS post-warranty service business to Philips pursuant to an Asset Purchase Agreement, dated as of December 22, 2017 for $8.0 million. The total cash proceeds were adjusted for deferred revenue liabilities assigned to Philips at the closing date, as well as $0.5 million of proceeds held in escrow, subject to claims for breaches of general representation and warranties, which was recorded in other current assets at the date of sale. All claims have been settled as of December 31, 2019.
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
As of December 31, 2019, Digirad recognized a $350 thousand gain for the remaining settlement of the warranty claims in regards to equipment sold to Phillips.
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
The following table summarizes the MDSS results for each period (in thousands):

	Year ended December 31,
	2019	2018
Total revenues	$—	$789
Total cost of revenues	—	555
Gross profit	—	234

Operating expenses:
Marketing and sales	—	85
General and administrative	—	163
Amortization of intangible assets	—	13
Gain on sale of discontinued operations	(350)	(6,161)
Total operating expenses	(350)	(5,900)

Income from operations	350	6,134
Interest expense, net	—	(26)
Income from discontinued operations before income taxes	350	6,108
Income tax expense	(84)	(1,533)
Net income from discontinued operations	$266	$4,575
The following table presents supplemental cash flow information of discontinued operations (in thousands):

	December 31,
	2019	2018
Operating activities
Depreciation	$—	$2
Amortization of intangible assets	$—	$13
Gain on sale of discontinued operations	$(350)	$(6,161)
Share-based compensation	$—	$—

Investing activities
Proceeds from sale of discontinued operations	$—	$6,844
Note 4. Revenue
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

Building and Construction
Building and Construction revenue are generated from selling modular buildings for both single-family residential homes and larger commercial building projects from KBS, Builders, Inc. (“KBS”), and selling structural wall panels, permanent wood foundation systems and other engineered wood products from EdgeBuilder and GlenBrook (“Glenbrook” and together with EdgeBuilder, “EBGL”).
Real Estate and Investments
Star Real Estate Holdings USA, Inc. (“SRE”) generates revenue from lease of commercial properties and equipment and Lone Star Value Management, LLC (“LSVM”), a Connecticut based exempt reporting advisor, provides services that include investment advisory services, and the servicing of pooled investment vehicles.
Revenue Recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue.
The majority of our contracts have a single performance obligation, as we provide a series of distinct services that are substantially the same and are transferred with the same pattern to the customer. For contracts with multiple performance obligations, we allocate the total transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. We use an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available. For bill and hold sales, we determine when the customer obtains control of the product on a case-by-case basis to determine the amount of revenue to recognize each period.
Our products are generally not sold with a right of return and the Company does not provide significant credits or incentives, which may be variable consideration when estimating the amount of revenue to be recognized.
Disaggregation of Revenue
The following table presents our revenues disaggregated by major source (in thousands):

	Year Ended December 31, 2019
	Diagnostic Services	Diagnostic Imaging	Mobile Healthcare	Building and Construction	Real Estate and Investments	Total
Major Goods/Service Lines
Mobile Imaging	$46,531	$—	$31,251	$—	$—	$77,782
Camera Sales	—	7,213	—	—	—	7,213
Camera Support	—	6,659	—	—	—	6,659
Healthcare Revenue from Contracts with Customers	46,531	13,872	31,251	—	—	91,654
Lease Income	1,192	—	10,000	40	—	11,232
Building and Construction	—	—	—	11,217	—	11,217
Real Estate and Investments	—	—	—	—	82	82
Total Revenues	$47,723	$13,872	$41,251	$11,257	$82	$114,185

Timing of Revenue Recognition
Services and goods transferred over time	$47,723	$6,090	$40,731	$40	$—	$94,584
Services and goods transferred at a point in time	—	7,782	520	11,217	82	19,601
Total Revenues	$47,723	$13,872	$41,251	$11,257	$82	$114,185

	Year Ended December 31, 2018
	Diagnostic Services	Diagnostic Imaging	Mobile Healthcare	Building and Construction	Real Estate and Investments	Total
Major Goods/Service Lines
Mobile Imaging	$48,694	$—	$32,865	$—	$—	$81,559
Camera Sales	—	4,914	—	—	—	4,914
Camera Support	—	6,951	—	—	—	6,951
Healthcare Revenue from Contracts with Customers	48,694	11,865	32,865	—	—	93,424
Lease Income	562	118	10,076	—	—	10,756
Building and Construction	—	—	—	—	—	—
Real Estate and Investments	—	—	—	—	—	—
Total Revenues	$49,256	$11,983	$42,941	$—	$—	$104,180

Timing of Revenue Recognition
Services and goods transferred over time	$45,862	$6,555	$42,477	$—	$—	$94,894
Services and goods transferred at a point in time	3,394	5,428	464	—	—	9,286
Total Revenues	$49,256	$11,983	$42,941	$—	$—	$104,180
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
Camera Support
Within our Diagnostic Imaging segment, camera support revenue is derived from the sale of separately-priced extended maintenance contracts to camera owners, training, and the sale of parts to customers that do not have an extended warranty. Our separately priced service contracts range from 12 to 48 months. Service contracts are usually billed at the beginning of the contract period or at periodic intervals (e.g., monthly, quarterly, or annually) and revenue is recognized ratably over the term of the agreement.
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
Within our Building and Construction segment, KBS subleased the manufacturing building located in Waterford, Maine to a commercial tenant pursuant to a rental agreement with an initial 5 year term that commenced on September 6, 2019. The rental agreement is structured with a monthly payment arrangement and is accounted for as operating lease.
Building and Construction
Within the Building and Construction segment, ATRM, through its wholly-owned subsidiaries KBS, EdgeBuilder, and Glenbrook, services residential and commercial construction projects by manufacturing modular housing units and other products and supplies general contractors with building materials. KBS manufactures modular buildings for both single-family residential homes and larger, commercial building projects. EdgeBuilder manufactures structural wall panels, permanent wood foundation systems and other engineered wood products, and GlenBrook is a retail supplier of lumber and other building supplies.
Deferred Revenues
We record deferred revenues when cash payments are received or are due in advance of our performance, including amounts that are refundable. We have determined our contracts do not include a significant financing component. The majority of our deferred revenue relates to payments received on camera support post-warranty service contracts, which are billed at the beginning of the annual contract period or at periodic intervals (e.g., monthly, quarterly, or annually).
Changes in the deferred revenues for the year ended December 31, 2019, is as follows (in thousands):

Balance at December 31, 2017	$2,375
Revenue recognized that was included in balance at beginning of the year	(1,380)
Deferred revenue, net, related to contracts entered into during the year	718
Balance at December 31, 2018	1,713
ATRM beginning balance	317
Revenue recognized that was included in balance at beginning of the year	(1,477)
Deferred revenue, net, related to contracts entered into during the year	1,248
Balance at December 31, 2019	$1,801
As of December 31, 2019 and 2018, non-current deferred revenue is $15 thousand and $26 thousand, respectively.
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
ATRM, through its wholly-owned subsidiaries, KBS, Glenbrook, and EdgeBuilder, serves residential and commercial construction projects by manufacturing modular housing units, structural wall panels, permanent wood foundation systems, and other engineered wood products and supplies general contractors with building materials. LSVM, which was a wholly owned subsidiary of ATRM on the ATRM Acquisition Date, is a Connecticut based exempt reporting advisor that was acquired by the Company in the ATRM Acquisition.
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
The acquisition-date fair value of the consideration transferred in connection with the ATRM Merger approximately $17.5 million, which consisted of the following (in thousands, except share data):

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
The Company has not yet finalized the accounting for the ATRM Acquisition. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the ATRM Acquisition Date:

(in thousands)	As originally reported	Measurement period adjustments	As adjusted
Cash and cash equivalents	$—	$—	$—
Accounts receivable, net	2,831	—	2,831
Inventory, net	1,609	—	1,609
Other current assets	481	252	733
Property and equipment, net	840	—	840
Operating Lease Right-of-use assets, net	495	—	495
Accounts payable and other accrued liabilities	(10,851)	—	(10,851)
Debt and notes payable	(5,144)	—	(5,144)
Lease liability	(499)	—	(499)
Deferred income taxes	—	(265)	(265)
Net assets acquired (liabilities assumed)	(10,238)	(13)	(10,251)
Goodwill	8,230	3	8,233
Intangibles	19,460	10	19,470
Estimated purchase price	$17,452	$—	$17,452
The $19.5 million of identified intangible assets was allocated as follows (in thousands):

	Fair Value	Useful Life (years)
Trade Names	$5,540	15
Customer Relationships - Modular Buildings	7,830	10
Customer Relationships - Wood Products	5,670	10
Backlog	430	1
Fair value of identified intangible assets	$19,470
Goodwill and intangibles of $8.2 million and $19.5 million, respectively, were assigned to the building and construction segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of ATRM. As of December 31, 2019, there was a subsequent measurement of goodwill and a related tax benefit adjustment that resulted in a net adjustment of $3.0 thousand to the recognized amounts of goodwill resulting from the acquisition of ATRM.
The Company recognized $2.3 million of acquisition related costs including legal, accounting that were expensed in the current period. These costs are included in the consolidated statement of operations in the line item entitled “Merger and finance costs.”
The amounts of revenue and earnings of ATRM included in the Company’s consolidated statement of operations from the ATRM Acquisition Date to the period ending December 31, 2019 are as follows (in thousands):

Revenue	$11,339
Net loss	$(821)
The following table presents supplemental cash flow information of the ATRM Merger (in thousands):

	Year Ended December 31,
	2019	2018
Non-cash investing and financing activities:
Issuance of Digirad Series A Cumulative Perpetual Preferred Stock (1,615,637 shares)	$16,156	$—
Settlement of pre-existing note receivable between DRAD and ATRM	$296	$—
Fair value of pre-existing joint venture settlement between DRAD and ATRM	$1,000	$—
The following represents the unaudited pro forma condensed consolidated statement of operations as if ATRM had been included in the consolidated results of the Company for the period ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Revenue	$133,575	$140,458
Net loss from continuing operations	(6,546)	(8,936)
Income from discontinued operations	266	4,575
Net loss	$(6,280)	$(4,361)
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of ATRM to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment and intangible assets had been applied on January 1, 2018, together with the consequential tax effects.

Note 6. Supplementary Balance Sheet Information
The following tables show the Company’s consolidated balance sheet details as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Inventories:
Raw materials	$4,309	$2,419
Work-in-process	2,710	2,307
Finished goods	461	1,056
Total inventories	7,480	5,782
Less reserve for excess and obsolete inventories	(383)	(380)
Total inventories, net	$7,097	$5,402

	December 31, 2019	December 31, 2018
Property and equipment, net:
Land	$995	$550
Buildings and Leasehold improvements	5,451	1,989
Machinery and equipment	53,199	52,409
Computer hardware and software	4,218	4,490
Total property and equipment	63,863	59,438
Accumulated depreciation	(41,725)	(37,793)
Total property and equipment, net	$22,138	$21,645
Depreciation expense for the years ended December 31, 2019 and 2018 was $6.3 million and $7.3 million, respectively. In April 2019, Digirad purchased three manufacturing facilities, including land, in Maine that manufacture modular buildings (two of which were purchased from KBS Builders, Inc., a wholly-owned subsidiary of ATRM (“KBS”)) for $5.2 million and leased those three properties to KBS. KBS subleased the manufacturing building located in Waterford, Maine to North Country Steel Inc., a Maine corporation with an initial 5 year term rental agreement, commenced on September 6, 2019. The rental agreement is structured with a monthly payment arrangement and is accounted for as operating lease. Refer to lease income discussed in Note 4. Revenue.

	December 31, 2019
	Weighted-Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with finite useful lives:
Customer relationships	10.0	$21,953	$(5,746)	$16,207
Trademarks	13.6	8,594	(2,206)	6,388
Patents	15.0	141	(138)	3
Covenants not to compete	5.0	181	(174)	7
Backlog	1.0	430	(132)	298
Total intangible assets, net		$31,299	$(8,396)	$22,903

	December 31, 2018
	Weighted-Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with finite useful lives:
Customer relationships	9.8	$8,453	$(4,751)	$3,702
Trademarks	6.0	3,055	(1,577)	1,478
Patents	15.0	141	(136)	5
Covenants not to compete	5.0	181	(138)	43
Total intangible assets, net		$11,830	$(6,602)	$5,228
Amortization expense for intangible assets, net for the years ended December 31, 2019 and 2018 was $1.8 million, and $1.4 million respectively. Estimated amortization expense for intangible assets for 2020 is $3.1 million, for 2021 is $2.8 million, for 2022 is $2.2 million, for 2023 is $2.2 million, for 2024 is $2.2 million, and thereafter is $10.4 million.

	December 31, 2019	December 31, 2018
Other current liabilities:
Professional fees	$634	$358
Sales and property taxes payable	1,183	324
Radiopharmaceuticals and consumable medical supplies	79	—
Current portion of finance lease obligation	934	786
Facilities and related costs	144	259
Outside services and consulting	213	135
Other accrued liabilities	1,451	403
Total other current liabilities	$4,638	$2,265
Note 7. Fair Value Measurements
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

	At Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$26	$43	$—	$69
Lumber derivative contracts	10	—	—	10
Total	$36	$43	$—	$79

	At Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$153	$6	$—	$159
Lumber derivative contracts	—	—	—	—
Total	$153	$6	$—	$159
The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on December 31, 2019. During the year ended December 31, 2019 the Company recorded in the statement of operations unrealized gains of $62 thousand. During the year ended December 31, 2018, the Company recorded unrealized gains of $43 thousand and unrealized losses of $105 thousand.
The Company occasionally enters into lumber derivative contracts in order to protect its gross profit margins from fluctuations caused by volatility in lumber prices. At December 31, 2019, the Company had a net long (buying) position of 770,000 board feet under seven lumber derivatives contracts and had a short position of 770,000 board feet under seven lumber derivative contracts.
The derivative contracts are included in other assets on the Company’s consolidated balance sheet. We did not reclassify any investments between levels in the fair value hierarchy during the year ended December 31, 2019.

The fair values of the Company’s revolving credit facility approximate carrying value due to the variable rate nature of these borrowings.
Note 8. Goodwill
The value of our goodwill has historically been derived from the acquisition of MD Office Solutions (“MD Office”) in 2015, Telerhythmics in 2014, and substantially all of the assets of Ultrascan, Inc. (“Ultrascan”) in 2007. On September 10, 2019, Digirad completed its acquisition of ATRM which resulted in the Company recognizing goodwill of $8.2 million. As of December 31, 2019, there was a subsequent measurement of goodwill and a related tax benefit adjustment that resulted in a net adjustment of $3.0 thousand and to the recognized amounts of goodwill resulting from the acquisition of ATRM. Digirad Imaging Solutions and ATRM are the reporting units that carry a goodwill balance of $1.7 million and $8.2 million, respectively .
Changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018, by reportable segment, are as follows (in thousands):

	Diagnostic Services	Medical Device Sales and Service	Building and Construction (4)	Total
Balance at December 31, 2017	$2,393	$1,098	$—	$3,491
Derecognition of DMS Health (1)	—	(1,098)	—	(1,098)
Impairment of Telerhythmics	(476)	—	—	(476)
Derecognition of Telerhythmics (2)	(172)	—	—	(172)
Balance at December 31, 2018	1,745	—	—	1,745
Recognition of ATRM (3)	—	—	8,233	8,233
Balance at December 31, 2019	$1,745	$—	$8,233	$9,978

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

(3)
On September 10, 2019, Digirad completed its acquisition of ATRM pursuant to the ATRM Merger Agreement. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of ATRM. As of December 31, 2019, there was a subsequent measurement of goodwill and a related tax benefit adjustment that resulted in a net adjustment of $3.0 thousand to the recognized amounts of goodwill resulting from the acquisition of ATRM.

(4)	See Note 5 Merger, within the notes to our consolidated financial statements for further detail.
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

Note 9. Debt
A summary of debt is as follows (dollars in thousands):

	December 31, 2019		December 31, 2018
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - SNB	$17,038	4.26%	$—	—%
Revolving Credit Facility - Comerica	—	—%	9,500	4.87%
Total long term debt	$17,038	4.26%	$9,500	4.87%
Revolving Credit Facility - Gerber	$1,111	7.50%	$—	—%
Revolving Credit Facility - Premier	2,925	6.25%	—	—%
Total short term debt	$4,036	6.59%	$—	—%
LSV Co-Invest I Promissory Note (“January Note”)	$595	12.00%	$—	—%
LSV Co-Invest I Promissory Noe (“June Note”)	1,023	12.00%	—	—%
LSVM Note	302	12.00%	—	—%
Total payable from related parties (1)	$1,920	12.00%	$—	—%
(1) See Note 15, Related Party Transactions, for information regarding certain ATRM promissory notes that are outstanding.
Digirad Loan Agreement
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers (collectively, the “ SNB Borrowers”); the Company, as guarantor; and Sterling National Bank, a national banking association, as lender (“Sterling” or “SNB”).
The SNB Loan Agreement is a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for revolving loans (the “SNB Credit Facility”). Under the SNB Credit Facility, the SNB Borrowers can request the issuance of letters of credit in an aggregate amount not to exceed $0.5 million at any one time outstanding. As of December 31, 2019, the Company had $0.1 million of letters of credit outstanding and had additional borrowing capacity of $3.0 million.
At the Borrowers’ option, the SNB Credit Facility will bear interest at either (i) a Floating LIBOR Rate, as defined in the Loan Agreement, plus a margin of 2.50% per annum; or (ii) a Fixed LIBOR Rate, as defined in the Loan Agreement, plus a margin of 2.25% per annum.
The Company used a portion of the financing made available under the SNB Credit Facility to refinance and terminate, effective as of March 29, 2019, its previous credit facility with Comerica.
The SNB Loan Agreement includes certain representations, warranties of SNB Borrowers, as well as events of default and certain affirmative and negative covenants by the SNB Borrowers that are customary for loan agreements of this type. These covenants include restrictions on borrowings, investments and dispositions by SNB Borrowers, as well as limitations on the SNB Borrowers’ ability to make certain distributions. Upon the occurrence and during the continuation of an event of default under the SNB Loan Agreement, SNB may, among other things, declare the loans and all other obligations under the SNB Loan Agreement immediately due and payable and increase the interest rate at which loans and obligations under the SNB Loan Agreement bear interest. The SNB Credit Facility is secured by a first-priority security interest in substantially all of the assets of the Company and the SNB Borrowers and a pledge of all shares of the SNB Borrowers.
On March 29, 2019, in connection with the Company’s entry into the SNB Loan Agreement, Mr. Eberwein, the Chairman of the Company’s board of directors, entered into Limited Guaranty Agreement (the “SNB Eberwein Guaranty”) with SNB pursuant to which he guaranteed to SNB the prompt performance of all the Borrowers’ obligations to SNB under the SNB Loan Agreement, including the full payment of all indebtedness owing by Borrowers to SNB under or in connection with the SNB Loan Agreement and related SNB Credit Facility documents. Mr. Eberwein’s obligations under the SNB Eberwein Guaranty are limited in the aggregate to the amount of (a) $1.5 million, plus (b) reasonable costs and expenses of SNB incurred in connection with the SNB Eberwein Guaranty. Mr. Eberwein’s obligations under the SNB Eberwein Guaranty terminate upon the Company and Borrowers achieving certain milestones set forth therein.

In connection with the SNB Credit Facility, in the twelve months ended December 31, 2019, the Company recognized a $0.2 million loss on extinguishment due to the write off of unamortized deferred financing costs associated with our prior revolving credit facility with Comerica.
At December 31, 2019, the Company was in compliance with all covenants.
ATRM Loan Agreements
As of December 31, 2019, ATRM had outstanding revolving lines of credit of approximately $4.0 million. Our debt through ATRM primarily included (i) $1.1 million principal outstanding on KBS’s $4.0 million revolving credit facility under a Loan and Security Agreement, dated February 23, 2016, (as amended, the “KBS Loan Agreement”), with Gerber Finance Inc. (“Gerber”) and (ii) $2.9 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a Revolving Credit Loan Agreement, dated June 30, 2017 (as amended, the “Premier Loan Agreement”) with Premier Bank (“Premier”), net of an immaterial amount of unamortized financing fees. As of December 31, 2019, ATRM is at the maximum borrowing capacity under both revolving lines of credit, based on the inventory and accounts receivable on that day which fluctuates weekly.
See Note 15, Related Party Transactions, for information regarding certain ATRM promissory notes that are outstanding.
KBS Loan Agreement
The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory and other collateral. The KBS Loan Agreement, which was scheduled to expire on February 22, 2018, has been automatically extended for successive one (1) year periods in accordance with its terms and is now scheduled to expire on February 22, 2021. The KBS Loan Agreement will be automatically extended for another one (1) year period unless a party thereto provides prior written notice of termination. As of December 31, 2019, neither parties has provided notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber Finance during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the KBS Loan Agreement. The KBS Loan Agreement contains representations, warranties, affirmative and negative covenants, defined events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintain a maximum leverage ratio (as defined in the KBS Loan Agreement) and KBS not incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement. At December 31, 2019, approximately $1.1 million was outstanding under the KBS Loan Agreement.
The parties to the KBS Loan Agreement have amended the KBS Loan Agreement to provide for increased availability under the KBS Loan Agreement to KBS under certain circumstances, including for new equipment additions, and certain other changes, as well as a waiver of certain covenants.
As of December 31, 2019 and 2018, KBS was not in compliance with the financial covenants requiring no net annual post-tax loss for KBS or the minimum leverage ratio covenant as of 2018. The occurrence of any event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable. In April 2019, June 2019 and February 2020, we obtained a waiver from Gerber for these events. In addition obtaining a waiver for these covenants, the Company and Gerber agreed to eliminate the minimum leverage ratio covenant for fiscal years after 2018.
On September 10, 2019, the parties of the KBS Loan Agreement entered into a Consent and Acknowledgment Agreement and Twelfth Amendment to Loan Agreement (the “Twelfth Amendment”), by and among Gerber, KBS, ATRM and the Company, pursuant to which the Company agreed to guarantee amounts borrowed by certain ATRM’s subsidiaries from Gerber. The Twelfth Amendment requires the Company to serve as an additional guarantor with the existing guarantor, ATRM, with respect to the payment, performance and discharge of each and every obligation of payment and performance by the borrowing subsidiaries with respect to the loans made by Gerber to them. The Twelfth Amendment also provides that upon payment in full of the EGBL Obligations (as defined therein), the amount of the Cash Collateral (as defined therein) will be reduced to $0.3 million. Additionally, ATRM had on deposit $0.2 million in a collateral account maintained with Gerber Finance to secure the loans under the KBS Loan Agreement which was returned to ATRM in November 2019.
On January 31, 2020, the Company, ATRM, KBS and Gerber entered into a Thirteenth Amendment to Loan and Security Agreement (the “Thirteenth KBS Loan Amendment”) to amend the terms of the KBS Loan Agreement, in order to, among other things (a) amend the definitions of “Ancillary Credit Parties,” “Guarantor,” “Obligations,” and “Subordinated Lender” to address the obligations of the Star Borrowers, the EBGL Borrowers, the Star Credit Parties, and the EBGL Credit Parties under the Star Loan Agreement, EBGL Loan Agreement and the Subordination Agreements (each as defined below) to which they are a party and (b) add a new cross default provision.

EBGL Line of Credit
On June 30, 2017, EdgeBuilder and Glenbrook (together, EBGL) entered into the Premier Loan Agreement with Premier providing EBGL with a working capital line of credit of up to $3.0 million. The Premier Loan Agreement replaced the prior revolving credit facility under a loan and security agreement with Gerber Finance (the “EBGL Loan Agreement”), which was terminated on the same date and all obligations of EBGL and ATRM in favor of Gerber Finance in connection with the EBGL Loan Agreement were extinguished.
Availability under the Premier Loan Agreement is based on a formula tied to EBGL’s eligible accounts receivable, inventory and equipment, and borrowings bear interest at the prime rate plus 1.50%, with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement was scheduled to expire on June 30, 2018, but was extended by Premier until February 1, 2019, and in July 2019, it was extended further by Premier until October 1, 2019. On October 1, 2019, it was extended until November 1, 2019; and on November 1, 2019, was extended until January 1, 2020; and on January 31, 2020, it was extended until January 31, 2023. The Premier Loan Agreement may be further extended from time to time at our request, subject to approval by Premier. EBGL’s obligations under the Premier Loan Agreement are secured by all of their inventory, equipment, accounts and other intangibles, fixtures and all proceeds of the foregoing.
As of December 31, 2019, EBGL was in compliance with the following covenants under the Premier Loan Agreement: (i) a requirement to maintain a Debt Service Coverage Ratio for the calendar year of at least 1.0; and (ii) a requirement to deliver ATRM’s fiscal year-end audited financial statements within 120 days of the end of each calendar year. The occurrence of any event of default under the Premier Loan Agreement may result in EBGL’s obligations under the Premier Loan Agreement becoming immediately due and payable.
On January 31, 2020, contemporaneously with the execution and delivery of the Star Loan Agreement and EBGL Loan Agreement described below, Glenbrook and EdgeBuilder entered into an Extension and Modification Agreement (the “Modification Agreement”) with Premier that modified the terms of that certain Revolving Credit Promissory Note (the “Premier Note”) made by Glenbrook and EdgeBuilder pursuant to that the Premier Loan Agreement. Pursuant to the Modification Agreement, the amount of indebtedness evidenced by the Premier Note was reduced to $1.0 million, and the Premier Note was modified to, among other things: (a) extend the Final Maturity Date (as defined in the Premier Note) of the Premier Note to January 31, 2023, and (b) set the interest that the Premier Note will bear at 5.75% per annum.
As a condition to close and to then later extend the term of the Premier Loan Agreement, ATRM and Mr. Eberwein executed a guaranty in favor of Premier, which has, through the multiple extensions described above, been extended through January 1, 2023, under which ATRM and Mr. Eberwein have absolutely and unconditionally guaranteed all of EBGL’s obligations under the Premier Loan Agreement.
Star and EBGL Loans
On January 31, 2020, SRE, 947 Waterford Road, LLC (“947 Waterford”), 300 Park Street, LLC (“300 Park”), and 56 Mechanic Falls Road, LLC (“56 Mechanic” and together with SRE, 947 Waterford, and 300 Park, (the “Star Borrowers”), each an Investments Subsidiary, and the Company, ATRM, KBS, EdgeBuilder, and Glenbrook (collectively, the “Star Credit Parties”), entered into a Loan and Security Agreement (as amended, the “Star Loan Agreement”) with Gerber providing the Star Borrowers with a credit facility with borrowing availability of up to $2.5 million ($2.0 million and $0.5 million to KBS and EBGL, respectively) (the “Star Loan”). The advance of $2.0 million to KBS is to be repaid in monthly installments of sixty (60) consecutive equal payments. The advance of $0.5 million to EBGL, which has been temporarily increased by $0.3 million due to be repaid on April 30, 2020, is to be repaid in monthly installments of twelve (12) consecutive equal payments. On February 20, 2020, the Star Borrowers entered into a First Amendment to Loan and Security Agreement (the “First Star Amendment”) with Gerber that amended the Star Loan Agreement in order to (i) temporarily advance $0.3 million to EBGL, which amount is to be repaid to Gerber on or before April 30, 2020; (ii) clarify that Gerber can make multiple advances under the Star Loan Agreement, and (iii) to correct the maturity date of the Star Loan.
On January 31, 2020, EdgeBuilder and Glenbrook (the “EBGL Borrowers”), each a Construction Subsidiary, and the Company, Star, 947 Waterford, 300 Park, 56 Mechanic, ATRM, and KBS (collectively, the “EBGL Credit Parties”), entered into a Loan and Security Agreement (the “EBGL Loan Agreement”) with Gerber providing the EBGL Borrowers with a credit facility with borrowing availability of up to $3.0 million (the “EBGL Loan”).
Availability under the Star Loan Agreement is based on a formula tied to the value of real estate owned by the Star Borrowers, and borrowings bear interest at the prime rate plus 3.5% per annum. Availability under the EBGL Loan Agreement is based on a formula tied to the EBGL Borrowers’ eligible accounts receivable and inventory, and borrowings bear interest at the prime rate plus 2.75% per annum. The Loan Agreements also provide for certain fees payable to Gerber during their respective terms. The Star Loan matures on the earlier of (a) January 1, 2025 or (b) the termination, the maturity or repayment of the EBGL Loan. The EBGL Loan matures on the earlier of (a) January 1, 2022, unless extended, or (b) the termination, the maturity or repayment of the Star Loan. The maturity of the EBGL Loan is automatically extended for successive periods of one (1) year each unless terminated by Gerber or the EBGL Borrowers.
The obligations of the EBGL Borrowers under the EBGL Loan Agreement are guaranteed by the EBGL Credit Parties and are secured by substantially all the assets of the EBGL Borrowers and the EBGL Credit Parties.
The obligations of the Star Borrowers under the Star Loan Agreement are guaranteed by the Star Credit Parties and are secured by substantially all the assets of the Star Borrowers and the Star Credit Parties. Contemporaneously with the execution and delivery of the Star Loan Agreement, Jeffrey E. Eberwein, the Chairman of the Company’s board of directors, executed and delivered a Guaranty (the “Gerber Eberwein Guaranty”) to Gerber pursuant to which he guaranteed the performance of all the Star Borrowers’ obligations to Gerber under the Star Loan Agreement, including the full payment of all indebtedness owing by the Star Borrowers to Gerber under or in connection with the Star Loan Agreement and related financing documents. Mr. Eberwein’s obligations under the Gerber Eberwein Guaranty are limited in the aggregate to the amount of (a) $2.5 million, plus (b) costs of Gerber incidental to the enforcement of the Guaranty or any guaranteed obligations.
The Star Loan Agreement and EBGL Loan Agreement contains representations, warranties, affirmative and negative covenants, events of default and other provisions customary for financings of this type. The financial covenants under the EBGL Loan Agreement applicable to the EBGL Borrowers include maintenance of a minimum tangible net worth, a minimum debt service coverage ratio and minimum net income. The Financial covenants under the Star Loan Agreement applicable to the Star Borrowers include a minimum debt service coverage ratio. The occurrence of any event of default under the Loan Agreements may result in the obligations of the Borrowers becoming immediately due and payable.
As a condition to the extension of credit to the Star Borrowers and EBGL Borrowers under the Star Loan Agreement and EBGL Loan Agreement, the holders of certain existing unsecured promissory notes made by ATRM and certain of its subsidiaries entered into subordination agreements (the “Subordination Agreements”) with Gerber pursuant to which such noteholders (including the Company and certain of its subsidiaries) agreed to subordinate the obligations of ATRM and its subsidiaries to such noteholders to the obligations of the Star Borrowers and EBGL Borrowers to Gerber under the Loan Agreements.
As of December 31, 2019, maturities of long-term obligations for the next five years and thereafter are as follows (in thousands):

Debt Maturities
2020	$5,956
2021	—
2022	—
2023	—
January 1, 2024	17,038
Total	$22,994
Note 10. Commitments and Contingencies
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
Note 11. Leases
Lessee
We have operating and finance leases for corporate offices, vehicles, and certain equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases and some of which include options to terminate the leases within 1 year. Operating leases are included separately in the consolidated balance sheets and finance lease assets are included in property and equipment with the related liabilities included in other current liabilities and other liabilities in the consolidated balance sheets.

The components of lease expense are as follows (in thousands):

December 31, 2019
Operating lease cost	$1,587

Finance lease cost:
Amortization of finance lease assets	$666
Interest on finance lease liabilities	137
Total finance lease cost	$803
Supplemental cash flow information related to leases was as follows (in thousands):

December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,498
Operating cash flows from finance leases	$137
Financing cash flows from finance leases	$863

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,493
Finance leases	$695
Supplemental balance sheet information related to leases was as follows (in thousands):

December 31, 2019
Operating lease right-of-use assets, net	$4,827

Operating lease liabilities	$1,866
Operating lease liabilities, net of current	3,073
Total operating lease liabilities	$4,939

Finance lease assets	$4,541
Finance lease accumulated amortization	(1,701)
Finance lease assets, net	$2,840

Finance lease liabilities	$934
Finance lease liabilities, net of current	1,512
Total finance lease liabilities	$2,446

Weighted-Average Remaining Lease Term (in years)
Operating leases	2.9
Finance leases	2.7

Weighted-Average Discount Rate
Operating leases	5.45%
Finance leases	6.34%
Finance leases are recorded in other current and long-term liabilities on the balance sheet as of December 31, 2019.

We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of December 31, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
2020	$2,090	$1,052
2021	1,654	989
2022	931	458
2023	516	140
Thereafter	156	7
Total future minimum lease payments	5,347	2,646
Less amounts representing interest	408	200
Present value of lease obligations	$4,939	$2,446

Lessor
In Healthcare division, we generate lease income in Mobile Healthcare segment, from interim rentals of our imaging systems to customers that are in the midst of new construction or refurbishing their current facilities. Rental contracts are structured as either a weekly or monthly payment arrangement and are accounted for as operating leases. Revenues are recognized on a straight-line basis over the term of the rental. As of December 31, 2019, our lease contracts are mainly month to month contracts.
Within our Building and Construction segment, KBS subleased the manufacturing building located in Waterford, Maine to a commercial tenant pursuant to a rental agreement with an initial 5 years term that commenced on September 6, 2019. The rental agreement is structured with a monthly payment arrangement and is accounted for as operating lease. As of December 31, 2019 our undiscounted cash flows for future minimum base rents to be received under operating leases from 2020 to 2024 and thereafter are $0.1 million , $0.1 million , $0.1 million , $0.2 million, and $0.1 million, respectively.
Note 12. Share-Based Compensation
At December 31, 2019, we have two active equity incentive plans, the 2011 Inducement Stock Incentive Plan (the “2011 Plan”), and the 2018 Incentive Plan (the “2018” Plan and together with the 2011 Plan, “the Plans”), under which stock options, restricted stock units, and other stock-based awards may be granted to employees and non-employees, including members of our Board of Directors. Terms of any equity instruments granted under the Plans are approved by the Board of Directors. Stock options typically vest over the requisite service period of one to four years and have a contractual term of seven to ten years. Restricted stock units generally vest over one to four years. Under the Plans, we are authorized to issue an aggregate of 185,000 shares of common stock. As of December 31, 2019, the Plans had 140,127 shares available for future issuance. The number of shares reserved for issuance under the 2018 Plan is subject to increase by (i) the number of shares of common stock that remained available for grant under the 2014 Equity Incentive Award Plan (the “2014 Plan”) as of the effective date of the 2018 Plan, plus (ii) any shares of common stock under the 2014 Plan that are forfeited, expire, or are canceled. As of December 31, 2019, the number of shares provided for issuance under the 2018 Plan due to unissued, forfeited, expired, and canceled shares under the 2014 Plan was 40,621 shares.
Stock Options
The estimated fair value of our stock options is determined using the Black-Scholes model. All stock options were granted with an exercise price equal to the fair value of the common stock on the grant date. There were no employee stock options granted during the years ended December 31, 2019 and 2018.

A summary of our stock option award activity as of and for the year ended December 31, 2019 is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options exercisable at December 31, 2018	52	$31.84
Options outstanding at December 31, 2018	56	$33.05
Options granted	—	$—
Options forfeited	(1)	$51.20
Options expired	(1)	$35.06
Options exercised	—	$—
Options outstanding at December 31, 2019	54	$32.93	1.7	$—
Options exercisable at December 31, 2019	53	$32.41	1.6	$—
At December 31, 2019, total unrecognized compensation cost related to unvested stock options was $2 thousand, which is expected to be recognized over a weighted-average period of 0.9 years.
Upon exercise, we issue new shares of common stock. Cash received from stock option exercises was $0 and $26 thousand during the years ended December 31, 2019 and 2018, respectively. The total intrinsic value of stock options exercised was $0 and $36 thousand during the years ended December 31, 2019 and 2018, respectively.
Restricted Stock Units
Under guidance for share-based payments, the fair value of our restricted stock awards is based on the grant date fair value of our common stock. All restricted stock units were granted with no purchase price. Vesting of the restricted stock awards is subject to service conditions, as well as the attainment of additional performance objectives for certain of the awards. The weighted-average grant date fair value of the restricted stock units was $6.87 and $19.17 per share during the years ended December 31, 2019 and 2018, respectively.
A summary of our restricted stock unit activity as of and for the year ended December 31, 2019 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested restricted stock units outstanding at December 31, 2018	37	$29.14
Granted	72	$6.87
Forfeited	(4)	$30.29
Vested	(27)	$21.12
Non-vested restricted stock units outstanding at December 31, 2019	78	$11.34
The following table summarizes information about restricted stock units that vested during the years ended December 31, 2019 and 2018 based on service conditions (in thousands):

	Year Ended December 31,
	2019	2018
Fair value on vesting date of vested restricted stock units	$171	$364
At December 31, 2019, total unrecognized compensation cost related to non-vested restricted stock units was $0.6 million, which is expected to be recognized over a weighted-average period of 1.44 years.

Allocation of Share-Based Compensation Expense
Total share-based compensation expense related to all of our share-based units for the years ended December 31, 2019 and 2018 was allocated as follows (in thousands):

	Year Ended December 31,
	2019	2018
Cost of revenues:
Services	$21	$34
Product and product-related	8	16
Selling, general and administrative	511	584
Total share-based compensation expense	$540	$634
Note 13. Income Taxes
Significant components of the provision (benefit) for income taxes from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Current provision:
Federal	$—	$—
State	57	80
Foreign	16	45
Total current provision	73	125
Benefit provision:
Federal	87	(1,398)
State	(535)	(288)
Foreign	—	—
Total deferred benefit	(448)	(1,686)
Total income tax benefit	$(375)	$(1,561)
Intraperiod allocation rules require us to allocate our provision for income taxes between continuing operations and other categories or comprehensive income (loss) such as discontinued operations. As described in Note 3. Discontinued Operations, the results of our MDSS reportable segment have been reported as discontinued operations for the current and prior year. As a result of the intraperiod allocation rules, for the year ended December 31, 2019, the Company recorded a tax expense of $0.1 million. For the year ended December 31, 2018, the Company recorded a benefit of $1.5 million.

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate for continuing operations are as follows:

	Year Ended December 31,
	2019	2018
Income tax expense at statutory federal rate	21.0%	21.0%
State income tax expense, net of federal benefit	0.3%	1.7%
Permanent differences and other	0.6%	(4.6)%
Transaction costs	(4.8)%	—%
Withholding costs	(0.3)%	(0.8)%
Tax credit	—%	(0.1)%
Impact of 2017 Tax Act	—%	—%
Change in effective federal and state tax rates	0.3%	(2.0)%
Expiration of net operating loss and tax credit carryovers	(43.5)%	—%
Stock compensation expense	—%	(2.4)%
Reserve for uncertain tax positions and other reserves	12.7%	—%
Change in valuation allowance	20.8%	16.1%
Provision for income taxes	7.1%	28.9%
Our net deferred tax assets consisted of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$23,929	$22,043
Research and development and other credits	72	72
Reserves	402	336
Operating lease liability	1,265	—
Interest Carryover	192	—
Other, net	1,263	1,013
Total deferred tax assets	27,123	23,464
Deferred tax liabilities:
Right of use asset	(1,236)	—
Fixed assets and other	(2,167)	(2,588)
Intangibles	(4,597)	(756)
Total deferred tax liabilities	(8,000)	(3,344)
Valuation allowance for deferred tax assets	(19,146)	(20,241)
Net deferred tax liabilities	$(23)	$(121)
The Company recognizes federal and state deferred tax assets or liabilities based on the Company’s estimate of future tax effects attributable to temporary differences and carryovers. The Company records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. As of December 31, 2018, as a result of a three-year cumulative loss and recent events, such as the unanticipated termination of the Philips distribution agreement and its effect on our near term forecasted income, we concluded that a full valuation allowance was necessary to offset our deferred tax assets. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. The Company continues to be in a cumulative pretax loss for the three year period ended December 31, 2019. Accordingly, the full valuation allowance was maintained for the year ended December 31, 2019. The Company’s valuation allowance balance at December 31, 2019 is $19.1 million, offsetting the Company’s deferred tax assets. The Company will continue to evaluate its deferred tax balances to determine any assets that are more likely than not to be realized.

As of December 31, 2019, we had federal and state income tax net operating loss carryforwards of $91.6 million and $32.2 million, respectively. Pre-2018 federal loss carryforwards will begin to expire in 2020 unless previously utilized. State loss carryforwards of approximately $0.3 million expired in 2019, and approximately $0.6 million is set to expire in 2020, unless previously utilized. We also have federal and California research and other credit carryforwards of approximately $0.8 million and $2.1 million, respectively, as of December 31, 2019. The federal credits will begin to expire in 2020. The California research credits have no expiration. Pursuant to Internal Revenue Code Sections 382 and 383, use of our net operating loss and credit carryforwards may be limited because of a cumulative change in ownership greater than 50%. As of December 31, 2019, Digirad Corporation has not experienced a change in ownership greater than 50%; however, some of the tax attributes acquired with the DMS Health businesses are subject to such limitations due to ownership changes of greater than 50% that may have occurred or which may occur in the future. A valuation allowance has been recognized to offset the deferred tax assets, as realization of such assets has not met the “more likely than not” threshold required under the authoritative guidance of accounting for income taxes. In addition, the net operating losses acquired in the ATRM Acquisition are also limited under section 382.The Company recognized approximately $11.6 million of net operating losses acquired via ATRM, net of the section 382 limitations. However, the Company has a full valuation allowance against these net operating losses, consistent with its treatment of all of its deferred tax assets.
The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	December 31,
	2019	2018
Balance at beginning of year	$3,610	$3,936
Expiration of the statute of limitations for the assessment of taxes	(669)	(326)
Balance at end of year	$2,941	$3,610
Included in the unrecognized tax benefits of $2.9 million at December 31, 2019 was $2.5 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.
We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2015; however, our net operating loss carryforwards and research credit carryforwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The accrued interest as of December 31, 2019 and 2018, and interest and penalties recognized during the years ended December 31, 2019 and 2018 were of insignificant amounts.
Tax Cuts and Jobs Act
The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Cuts and Jobs Act (the “Tax Act”) in 2017 and throughout 2018. At December 31, 2017, the Company had not completed its accounting for all of the enactment-date income tax effects of the Tax Act under ASC 740, Income Taxes, related to the recognition of the provisional tax impacts related to its Internal Revenue Code Section 162(m) limitations and the potential impact on its equity compensation deferred tax assets. At December 31, 2018, the Company completed its accounting for all of the enactment-date income tax effects of the Tax Act and no net tax adjustments were made to the provisional amounts recorded at December 31, 2017.
Note 14. Employee Retirement Plan
Employees of the Company’s Healthcare Division have a 401(k) retirement plan under which employees may contribute up to 100% of their annual salary, within IRS limits. The Company contributions to the retirement plans totaled $0.3 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively.

Note 15. Related Party Transactions
Perma-Fix
Mr. John Climaco currently serves as a Director of the Company and a member of the Audit and Strategic Advisory committees of the Board. Until July 11, 2017, Mr. Climaco also served as a Director of Perma-Fix Environmental Services, Inc. (NASDAQ: PESI). Further, from June 2, 2015 until July 11, 2017, Mr. Climaco served as the Executive Vice President of Perma-Fix Medical S.A., a majority-owned Polish subsidiary of Perma-Fix Environmental Services, Inc. On July 27, 2015, we entered into a Stock Subscription Agreement (the “Subscription Agreement”) and Tc-99m Supplier Agreement (the “Supply Agreement”) with Perma-Fix Medical. Under the terms of the Subscription Agreement, we invested $1.0 million USD in exchange for 71,429 shares of Perma-Fix Medical. Pursuant to the Supply Agreement, should Perma-Fix Medical successfully complete development of the new Tc-99m resin, Perma-Fix Medical will supply us or our preferred nuclear pharmacy supplier with Tc-99m at a preferred rate and we will purchase agreed upon quantities of such Tc-99m for our nuclear imaging operations, either directly or in conjunction with our preferred nuclear pharmacy supplier. As of December 31, 2019, the fair market value of the securities is $43 thousand. In addition, in connection with the Subscription Agreement, the Company’s President and CEO was appointed to the Supervisory Board of Perma-Fix Medical.
Eberwein Guarantees
On March 29, 2019, in connection with the Company’s entry into the SNB Loan Agreement, Mr. Eberwein, the Chairman of the Company’s board of directors, entered into Limited Guaranty Agreement (the SNB Eberwein Guaranty) with SNB pursuant to which he guaranteed to SNB the prompt performance of all the Borrowers’ obligations to SNB under the SNB Loan Agreement, including the full payment of all indebtedness owing by Borrowers to SNB under or in connection with the SNB Loan Agreement and related SNB Credit Facility documents. Mr. Eberwein’s obligations under the SNB Eberwein Guaranty are limited in the aggregate to the amount of (a) $1.5 million, plus (b) reasonable costs and expenses of SNB incurred in connection with the SNB Eberwein Guaranty. Mr. Eberwein’s obligations under the SNB Eberwein Guaranty terminate upon the Company and Borrowers achieving certain milestones set forth therein.
On January 31, 2020, contemporaneously with the execution and delivery of the Star Loan Agreement, Mr. Eberwein, the Chairman of the Company’s board of directors, executed and delivered a Guaranty (the Gerber Eberwein Guaranty) to Gerber pursuant to which he guaranteed the performance of all the Star Borrowers’ obligations to Gerber under the Star Loan Agreement, including the full payment of all indebtedness owing by the Star Borrowers to Gerber under or in connection with the Star Loan Agreement and related financing documents. Mr. Eberwein’s obligations under the Gerber Eberwein Guaranty are limited in the aggregate to the amount of (a) $2.5 million, plus (b) costs of Gerber incidental to the enforcement of the Gerber Eberwein Guaranty or any guaranteed obligations.
As a condition to the Premier Loan Agreement, Mr. Eberwein entered into a guaranty in favor of Premier, absolutely and unconditionally guaranteeing all of the borrowers’ obligations thereunder.
ATRM
Jeffrey E. Eberwein, the Chairman of our board of directors is also the Chief Executive Officer of Lone Star Value Management, LLC (“LSVM”), which is the investment manager of Lone Star Value Investors, LP (“LSVI”) and Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”). Mr. Eberwein is also the sole manager of Lone Star Value Investors GP, LLC (“LSV GP”), the general partner of LSVI and LSV Co-Invest I, and is the sole owner of LSV Co-Invest I. LSVM was a wholly owned subsidiary of ATRM on the ATRM Acquisition Date (see Acquisition of LSVM below). Prior to the closing of the ATRM Merger, Mr. Eberwein was also Chairman of the board of directors of ATRM. On October 25, 2019, ATRM distributed its interest in LSVM to Digirad, resulting in LSVM becoming a wholly owned direct subsidiary of Digirad.
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

As of December 31, 2019, Mr. Eberwein owned approximately 4.3% of the outstanding Digirad common stock. In addition, as of December 31, 2019, Mr. Eberwein owned 1,196,926 shares of Company Preferred Stock, and LSVI owned 300,000 shares of Company Preferred Stock. Mr. Eberwein as the CEO of LSVM, which is the investment advisor of LSVI, and as the sole manager of LSV GP, which is the general partner of LSVI Mr. Eberwein may be deemed the beneficial owner of the securities held by LSVI. Mr. Eberwein disclaims beneficial ownership of Company Preferred Stock, except to the extent of his pecuniary interest therein.
Private Placement
Immediately prior to the closing of the ATRM Merger, Digirad issued 300,000 shares of Company Preferred Stock in a private placement (the “Private Placement”) to LSVI for a price of $10.00 per share for total proceeds to the Company of $3.0 million. The Private Placement was made pursuant to the terms of a Stock Purchase Agreement, dated as of September 10, 2019 (the “SPA”). The shares of Company Preferred Stock sold in the Private Placement have not been registered under the Securities Act of 1933, as amended (the “Act”), and may not be resold absent registration under, or exemption from registration under, the Act.
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
In addition, prior to the effective time of the ATRM Merger, the Company entered into a put option purchase agreement with Mr. Eberwein, pursuant to which the Company has the right to require Mr. Eberwein to acquire up to 100,000 shares of Company Preferred Stock at a price of $10.00 per share for aggregate proceeds of up to $1.0 million at any time, in the Company’s discretion, during the 12 months following the effective time of the ATRM Merger (the “Issuance Option”). In March 2020, Mr. Eberwein extended the put option agreement through June 30, 2021.
ATRM Notes Payable
ATRM, a wholly owned subsidiary of the Company as a result of the ATRM Merger, has the following related party promissory notes outstanding:
(i) Unsecured promissory note (principal amount of $0.6 million payable to LSV Co-Invest I), with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest due on January 12, 2020 (the “January Note”). On November 13, 2019, LSV Co-Invest I extended the maturity date of the January Note from January 12, 2020, to the earlier of (i) October 1, 2020 and (ii) the date when the January Note is no longer subject to a certain Subordinate Agreement dated January 12, 2018, as amended, in favor of Gerber.
(ii) Unsecured promissory note (principal amount of $1.0 million payable to LSV Co-Invest I), with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest due on June 1, 2020 (the “June Note”). On November 13, 2019 LSV Co-Invest I also extended the maturity date of the June Note from June 1, 2020, to the earlier of (i) October 1, 2020 and (ii) the date when the January Note is no longer subject to a certain Subordinate Agreement dated June 1, 2018, as amended, in favor of Gerber Finance.
(iii) Unsecured promissory note (principal amount of $0.3 million payable to LSVM), with interest payable annually at a rate of 10.0% per annum (LSVM may elect to receive any interest payment entirely in-kind at a rate of 12.0% per annum), with any unpaid principal and interest due on November 30, 2020 (the “LSVM Note”).
LSVM and LSV Co-Invest I on July 17, 2019, waived any right to accelerate payment with respect to the ATRM Merger under the LSVM Note, the January Note, and the June Note. In March 2020, Mr. Eberwein, sole manager of LSV Co-Invest I, LSVM, provided the Company Letter of Support of above notes indicating that the Holder will take no adverse action against ATRM for failure to pay the principal due on the Note by the maturity date and intends to work with Digirad and ATRM to assure the financial success of the Company.

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
As of December 31, 2019, and upon the completion of the ATRM Merger, Star Procurement became wholly owned subsidiary of the Company.
Note Receivable
On December 14, 2018, the Company received an unsecured promissory note from ATRM in the principal amount of $0.3 million (the “ATRM Note”) in exchange for a loan to ATRM in the same amount. The ATRM Note bears interest at 10% per annum for the first 12 months of its term, and at 12% per annum for the remaining 12 months. All unpaid principal and interest is due on December 14, 2020. ATRM may prepay the note at any time after a specified amount of advance notice to the Company. The ATRM Note provides for customary events of default, the occurrence of any of which may result in the principal and unpaid interest then outstanding becoming immediately due and payable. The ATRM Note was included in other assets in the consolidated balance sheets.
As of December 31, 2019, and upon the completion of the ATRM Merger, the note receivable was effectively settled.
Acquisitions and Leases of Maine Facilities
Through its SRE subsidiary, and prior to the completion of the ATRM Merger, the Company purchased two plants in Maine that manufacture modular buildings from KBS, a wholly-owned subsidiary of ATRM. SRE then leased these properties back to KBS, as further described below.

Waterford
On April 3, 2019, 947 Waterford, a wholly-owned subsidiary of SRE, entered into a Purchase and Sale Agreement (the “Waterford Purchase Agreement”) with KBS pursuant to which 947 Waterford closed on the purchase of certain real property and related improvements (including buildings) located in Waterford, Maine (the “Waterford Facility”) from KBS, and acquired the Waterford Facility. The purchase price of the Waterford Facility was $1.0 million, subject to adjustment for taxes and other charges and assessments.
KBS subleased the manufacturing building located in Waterford, Maine to North Country Steel Inc., a Maine corporation with an initial 5 year term rental agreement, commenced on September 6, 2019. The rental agreement is structured with a monthly payment arrangement and is accounted for as operating lease.
Paris
On April 3, 2019, 300 Park, a wholly-owned subsidiary of SRE, entered into a Purchase and Sale Agreement (the “Park Purchase Agreement”) with KBS, pursuant to which 300 Park closed on the purchase of certain real property and related improvements and personal property (including buildings, machinery and equipment) located in Paris, Maine (the “Park Facility”) from KBS, and acquired the Park Facility. The purchase price of the Park Facility was $2.9 million, subject to adjustment for taxes and other charges and assessments.
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
On March 27, 2019, 56 Mechanic, a wholly-owned subsidiary of SRE, purchased from a third party certain property and equipment located in Oxford, Maine (the “Oxford Facility”). The transaction closed on April 25, 2019. The purchase price of the Oxford Facility was $1.2 million, subject to adjustment for taxes and other charges and assessments. On April 3rd and 18th of 2019, KBS signed a lease and an amendment, respectively, with 56 Mechanic (the “Oxford Lease”), which became effective upon the closing of the transaction. The initial term under the Oxford Lease will commence upon delivery of the Oxford Facility to KBS. The Oxford Lease has an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Oxford Lease are estimated to be between $1.4 million and $1.5 million in the aggregate. ATRM has unconditionally guaranteed the performance of all obligations under the Oxford Lease to be performed by KBS, including, without limitation, the payment of all required rent.
As of December 31, 2019 and upon the completion of the ATRM Merger, the Waterford Lease, the Park Lease and the Oxford Lease are treated as intercompany transactions and eliminated in the consolidated financial statements.
Note 16. Segments
As of December 31, 2019, our business is organized into five reportable segments:
1.Diagnostic Services
2.Diagnostic Imaging
3.Mobile Healthcare
4.Building and Construction
5.Real Estate and Investments
For discussion purposes, we categorized our Diagnostic Services and Mobile Healthcare reportable segments as “Services,” and our Diagnostic Imaging reportable segment as “Product and Product-Related.”
Diagnostic Services.Through Diagnostic Services, we offer a convenient and economically efficient imaging and monitoring services program as an alternative to purchasing equipment or outsourcing the procedures to another physician or imaging center. For physicians who wish to perform nuclear imaging, echocardiography, vascular or general ultrasound tests, we provide imaging systems, qualified personnel, radiopharmaceuticals, licensing services, and the logistics required to perform imaging in their own offices, and thereby the ability to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for those services, which are primarily cardiac in nature. We provide imaging services primarily to cardiologists, internal medicine physicians, and family practice doctors who typically enter annual contracts for a set number of days ranging from once per month to five times per week.

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
Building and Construction. ATRM through its wholly-owned subsidiaries KBS, Glenbrook and EdgeBuilder, services residential and commercial construction projects by manufacturing modular housing units, structural wall panels, permanent wood foundation systems, and other engineered wood products, and supplies general contractors with building materials. KBS is a Maine-based manufacturer that started business in 2001 as a manufacturer of modular homes. KBS offers products for both commercial and residential buildings with a focus on customization to suit the project requirements and provide engineering and design expertise. Glenbrook is a retail supplier of lumber, windows, doors, cabinets, drywall, roofing, decking and other building materials and conducts its operations in Oakdale, Minnesota. EdgeBuilder is a manufacturer of structural wall panels, permanent wood foundation systems and other engineered wood products and conducts its operations in Prescott, Wisconsin
Real Estate and Investments. As part of the HoldCo Conversion, Digirad formed a real estate division under a newly formed subsidiary named SRE for the purposes of holding significant real estate assets that Digirad acquires. As an initial transaction to create Digirad’s real estate division under SRE and launch that aspect of the HoldCo Conversion, in April 2019, Digirad funded the initial purchase of three manufacturing facilities in Maine that manufacture modular buildings and leased those three properties. The funding of the assets acquisition was primarily through the revolver loan under our SNB Credit Facility. LSVM which was a wholly owned subsidiary of ATRM on the ATRM Acquisition Date, is a Connecticut based exempt reporting advisor that was acquired by the Company in the ATRM Acquisition. LSVM provides services that include investment advisory services and the servicing of pooled investment vehicles.
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

Segment information for the years ended December 31, 2019 and 2018 is as follows (in thousands):

	Year ended December 31,
	2019	2018
Revenue by segment:
Diagnostic Services	$47,723	$49,256
Diagnostic Imaging	13,872	11,983
Mobile Healthcare	41,251	42,941
Building and Construction	11,257	—
Real Estate and Investments	275	—
Corporate, eliminations and other	(193)	—
Consolidated revenue	$114,185	$104,180
Gross profit by segment:
Diagnostic Services	$10,237	$9,447
Diagnostic Imaging	5,135	5,142
Mobile Healthcare	4,956	3,682
Building and Construction	2,013	—
Real Estate and Investments	(33)	—
Corporate, eliminations and other	(193)	—
Consolidated gross profit	$22,115	$18,271
Income (loss) from operations by segment:
Diagnostic Services	$6,788	$4,812
Diagnostic Imaging	3,283	2,752
Mobile Healthcare	1,094	(1,001)
Building and Construction	307	—
Real Estate and Investments	(312)	—
Corporate, eliminations and other	(193)	—
Unallocated corporate and other expenses	(12,221)	(10,125)
Segment loss from operations	(1,254)	(3,562)
Goodwill impairment (1)	—	(476)
Merger and finance costs (2)	(2,342)	—
Loss on sale of buildings	(232)	(507)
Consolidated loss from operations	$(3,828)	$(4,545)

Depreciation and amortization by segment:
Diagnostic Services	$1,277	$2,127
Diagnostic Imaging	278	313
Mobile Healthcare	5,644	6,266
Building and Construction	711	—
Real Estate and Investments	165	—
Total depreciation and amortization	$8,075	$8,706
(1) See Note 8. Goodwill, for further information.
(2) Reflects legal and other costs related to the ATRM Merger and HoldCo establishment.
Geographic Information. The Company’s sales to customers located outside the United States for the years ended December 31, 2019 and 2018 was $0.3 million and $1.2 million, respectively. All of our long-lived assets are located in the United States.

Note 17. Quarterly Financial Information (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2019 and 2018 are as follows (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2019
Revenues	$23,912	$25,798	$28,333	$36,142
Gross profit	$3,981	$5,004	$5,196	$7,934
Loss from operations	$(1,135)	$(1,378)	$(1,213)	$(102)
(Loss) income from continuing operations	$(1,657)	$(1,475)	$(1,504)	$(257)
Income from discontinued operations	$—	$266	$—	$—
Net loss(2)	$(1,657)	$(1,209)	$(1,504)	$(257)
Deemed dividend on Series A redeemable preferred stock	$—	$—	$—	$(596)
Net loss attributable to common shareholders	$(1,657)	$(1,209)	$(1,504)	$(853)
Net (loss) income per share — basic and diluted:
Net loss from continuing operations (3)	$(0.82)	$(0.72)	$(0.74)	$(0.42)
Net income from discontinued operations (1)	$—	$0.13	$—	$—
Net loss per share — basic and diluted (1)	$(0.82)	$(0.59)	$(0.74)	$(0.42)

Fiscal 2018
Revenues	$25,465	$27,080	$25,707	$25,928
Gross profit	$4,607	$5,567	$4,358	$3,739
Loss from operations	$(1,609)	$(248)	$(783)	$(1,905)
Loss from continuing operations	$(1,388)	$(350)	$(1,187)	$(914)
Income (loss) from discontinued operations	$5,494	$—	$(239)	$(680)
Net income (loss) (4)	$4,106	$(350)	$(1,426)	$(1,594)
Net income (loss) per share — basic and diluted:
Net loss from continuing operations (1)	$(0.69)	$(0.17)	$(0.59)	$(0.45)
Net income (loss) from discontinued operations (1)	$2.73	$—	$(0.12)	$(0.34)
Net income (loss) per share — basic and diluted (1)	$2.04	$(0.17)	$(0.71)	$(0.79)

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

(2)
In the third quarter of 2019, the Company completed the acquisition of ATRM. The acquisition-date fair value of the consideration transferred in connection with the ATRM Merger was approximately $17.5 million. See Note 5. Merger, within the notes to our accompanying consolidated financial statements for discussion of this merger.

(3)
Net income (loss) per share from continuing operations attributable to common shareholders is computed by dividing net income (loss) reduced by preferred stock dividends by the weighted-average number of common shares outstanding during the period. As of December 31, 2019, no dividends have been declared or paid on the Company Preferred Stock.

(4)
In the third quarter of 2018, the Company completed the sale of buildings and a portion of land in its Fargo, North Dakota location with a net book value of $1.5 million, for net cash proceeds of approximately $1.0 million, resulting in a loss on sale of $0.5 million, which has been classified as a “Loss on sale of buildings” in the consolidated statement of operations.

Note 18. Redeemable Preferred Stock
Holders of shares of the Company Preferred Stock will be entitled to receive, when, as and if, authorized by the Company’s board of directors (or a duly authorized committee of Digirad board of directors) and declared by the Company out of funds legally available for the payment of dividends, preferential cumulative cash dividends at the rate of 10.0% per annum of the liquidation preference of $10.00 per share. Dividends will be payable quarterly, in arrears, on the last calendar day of March, June, September and December to holders of record at the close of business on the first day of each payment month. As of December 31, 2019, the Company’s board has not declared a dividend on the Company Preferred Stock.
A roll forward of the balance of Company Preferred Stock for the year ended December 31, 2019 is as follows (in thousands):

Balance at December 31, 2018	$—
Issuance of redeemable preferred stock, less issuance costs	19,006
Deemed dividend on redeemable convertible preferred stock	596
Balance at December 31, 2019	$19,602
Note 19. Subsequent Events
On January 31, 2020, the Company and certain subsidiaries completed two new financing transactions and amended two existing credit facilities in order to finance working capital needs of the Company’s Building and Construction division and to refinance certain existing indebtedness. On February 20, 2020, the Star Borrowers entered into a First Star Amendment with Gerber that amended the Star Loan Agreement. See Note 9. Debt, within the notes to our accompanying consolidated financial statements for further details.
On March 5, 2020, the EBGL Borrowers entered into a First Amendment to Loan and Security Agreement Dated January 31, 2020 (the “First EBGL Amendment”) with Gerber that amended the EBGL Loan Agreement and the KBS Loan Agreement in order to, among other things, include a pledge $0.3 million of cash collateral by LSVI under the EBGL Loan Agreement which, prior to the First EBGL Amendment, was pledged by LSVI in connection with the KBS Loan Agreement.
On March 5, 2020, contemporaneously with the execution and delivery of the First EBGL Amendment, Mr. Eberwein, the Chairman of the Company’s board of directors, executed and delivered a Guaranty (the “EBGL Eberwein Guaranty”) to Gerber pursuant to which he guaranteed the performance of all the EBGL Borrowers’ obligations to Gerber under the EBGL Loan Agreement, including the full payment of all indebtedness owing by the EBGL Borrowers to Gerber under or in connection with the EBGL Loan Agreement and related financing documents. Mr. Eberwein’s obligations under the EBGL Eberwein Guaranty are limited in the aggregate to the amount of (a) $0.5 million, plus (b) costs of Gerber incidental to the enforcement of the EBGL Eberwein Guaranty or any guaranteed obligations.

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
As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.
The Company closed the acquisition of ATRM on September 10, 2019, and ATRM’s total assets and revenues constituted 37.5% and 9.9%, respectively, of the Company’s consolidated total assets and revenues as shown on our consolidated financial statements as of and for the year ended December 31, 2019. As the ATRM Acquisition occurred in the third quarter of fiscal 2019, we excluded the internal control over financial reporting of ATRM from the scope of our assessment of the effectiveness of the Company’s disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from the scope of our assessment for a period not to extend beyond one year from the date of acquisition, if specified conditions are satisfied.
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
(2) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted for a period not to exceed one year from the date of acquisition, management has excluded from its assessment at December 31, 2019, the internal control over financial reporting of ATRM because ATRM was acquired by the Company during fiscal 2019. Subsequent to the ATRM Acquisition, certain elements of ATRM’s internal control over financial reporting and related processes were being integrated into the Company’s existing internal control over financial reporting process. ATRM is a wholly-owned subsidiary of the Company whose total assets and revenues constituted 37.5% and 9.9%, respectively, of the Company’s consolidated total assets and revenues as shown on our consolidated financial statements as of and for the year ended December 31, 2019.

(3) Changes in Internal Control over Financial Reporting
Except as described, below, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the ATRM Acquisition on September 10, 2019, certain elements of ATRM’s internal control over financial reporting and related processes were being integrated into the Company existing internal control over financial reporting process.
ITEM 9B.     OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11,12, 13, and 14) is being incorporated by reference to the applicable information in our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019 in connection with our Annual Meeting of Stockholders to be held in 2020.
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

ITEM 11.	EXECUTIVE COMPENSATION
See Item 10.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See Item 10.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDENPENDENCE
See Item 10.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
See Item 10.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:

1.	Financial Statements
The financial statements of Digirad Corporation listed below are set forth in Item 8 of this report for the year ended December 31, 2019:

–	Report of Independent Registered Public Accounting Firm

–	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2019 and 2018

–	Consolidated Balance Sheets at December 31, 2019 and 2018

–	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

–	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2018

–	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3.    Exhibits required by Item 601 of Regulation S-K
The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index below.

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement of Merger and Plan of Reorganization, dated March 5, 2015 by and between Digirad Corporation, Maleah Incorporated, MD Office Solutions and the Stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2015). Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementary copies of any of the omitted schedules or exhibits upon request by the Commission.

2.2
Stock Purchase Agreement dated as of October 13, 2015, by and among Digirad Corporation, Project Rendezvous Holding Corporation, the stockholders of Project Rendezvous Holding Corporation, and Platinum Equity Advisors, LLC as the stockholder representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Commission on January 7, 2016). Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementary copies of any of the omitted schedules or exhibits upon request by the Commission.

2.3
Amendment to Stock Purchase Agreement dated as of December 31, 2015, by and between Digirad Corporation and Platinum Equity Advisors, LLC as the stockholder representative (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Commission on January 7, 2016).

2.4
Second Amendment to Stock Purchase Agreement dated as of June 7, 2016, by and between Digirad Corporation and Platinum Equity Advisors, LLC as the stockholder representative (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2016).

2.5
Asset Purchase Agreement by and between DMS Health Technologies, Inc., as Seller, and Philips North America LLC, as Buyer dated as of December 22, 2017 (incorporated by reference to Exhibit 2.8 to the Company’s Annual Report on Form 10-K filed with the Commission on February 28, 2018). Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementary copies of any of the omitted schedules or exhibits upon request by the Commission.

2.6
Agreement and Plan of Merger, dated as of July 3, 2019, by and among Digirad Corporation, ATRM Holdings, Inc. and Digirad Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2019).

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

3.5
Amended and Restated Bylaws of Digirad Corporation dated May 4, 2007 and Amendment No. 1 to the Amended and Restated Bylaws of Digirad Corporation dated April 5, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 1, 2017).

3.6
Certificate of Amendment of the Restated Certificate of Incorporation of Digirad Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 31, 2019).

3.7
Certificate of Designations, Rights and Preferences of 10% Series A Cumulative Perpetual Preferred Stock of Digirad Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 11, 2019).

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
4.3
Tax Benefit Preservation Plan by and between Digirad Corporation and American Stock Transfer & Trust Company, dated as of May 23, 2013 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company with the Commission on May 24, 2013).

4.4
Tax Benefit Preservation Plan Amendment, dated November 11, 2013, by and between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the Commission on March 20, 2014).

4.5
First Amendment to Preferred Stock Rights Agreement, dated as of March 5, 2015, by and between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the Commission on March 6, 2015).

4.6
Promissory Note, dated January 12, 2018, made by ATRM Holdings, Inc. for the benefit of Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 4.1 to ATRM Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on January 19, 2018).

4.7
Promissory Note, dated June 1, 2018, made by ATRM Holdings, Inc. for the benefit of Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 4.1 to ATRM Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on June 7, 2018).

4.8
Promissory Note, dated December 17, 2018, made by ATRM Holdings, Inc. for the benefit of Lone Star Value Management, LLC (incorporated by reference to Exhibit 4.2 to ATRM Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on December 18, 2018).

10.1#
Digirad Corporation 2004 Stock Incentive Plan, as Amended and Restated on August 2, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2007).

10.2#
Form of Notice of Stock Option Award and Stock Option Award Agreement for 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the Commission on March 3, 2005).

10.3#
2004 Non-Employee Director Option Program (incorporated by reference to Exhibit 10.19 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-113760) filed with the Commission on May 24, 2004).

10.4#
Form of Notice of Non-Qualified Stock Option Award and Stock Option Award Agreement for 2004 Non-Employee Director Option Program (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the Commission on March 3, 2005).

10.5#	Form of Indemnification Agreement (incorporated by reference to Exhibits 10.20 to the Registration Statement on Form S-1/A (File No. 333-113760) filed with the Commission on April 29, 2004).

10.6#
Employment Agreement, dated as of May 1, 2007, as amended on September 30, 2010, by and between the Company and Matthew G. Molchan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 5, 2013).

10.7#	Form of 2011 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2011).

10.8#	Form of 2011 Inducement Stock Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2011).

10.9#
Form of 2011 Inducement Stock Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2011).

10.10#	Digirad Corporation 2014 Equity Incentive Award Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on June 6, 2014).

10.11#
Form Indemnification Agreement of the Company for directors and officers (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Commission on March 6, 2015).

10.12
Registration Rights Agreement, dated March 5, 2015, by and among the Company, Keenan - Thornton Family Trust, David Keenan and Samia Arram (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 1, 2015).

Exhibit Number	Description
10.13
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

10.14
Revolving Credit Agreement, dated June 21, 2017, by and among Digirad Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2017).

10.15
Amendment No. 1 To Revolving Credit Agreement, dated January 30, 2018 by and between Digirad Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2018).

10.16
Consolidated Agreements, dated April 1, 2014, between DMS Health Technologies, Inc. and Philips Healthcare, a Division of Philips Electronics North America Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2017).

10.17
Amendment, dated June 9, 2015, to the Consolidated Agreements between DMS Health Technologies, Inc. and Philips Healthcare, a Division of Philips Electronics North America Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed with the Commission on November 3, 2017).

10.18#	Digirad Corporation 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2018).

10.19#
Form of 2018 Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the Commission on November 6, 2018).

10.20#
Form of 2018 Incentive Plan Restricted Stock Unit Agreement (Performance Based) (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the Commission on November 6, 2018).

10.21
Amendment No. 2 To Revolving Credit Agreement, dated November 1, 2018 by and between Digirad Corporation and Comerica Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 5, 2018).

10.22#
Employment Agreement, by and between Digirad Corporation and David Noble, dated October 31, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 5, 2018).

10.23#
Indemnification Agreement, by and between Digirad Corporation and David Noble, dated October 25, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 5, 2018).

10.24
Limited Liability Company Agreement for Star Procurement, LLC, dated December 14, 2018, by and among Star Procurement LLC, Digirad Corporation and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the Commission on March 1, 2019).

10.25
Purchase and Sale Agreement, dated March 27, 2019, by and between RJF – Keiser Real Estate, LLC and 56 Mechanic Falls Road, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2019). The schedules and exhibits to this Exhibit have been omitted. The Company agrees to furnish a copy of the omitted schedules and exhibits to the Commission on a supplemental basis upon its request.

10.26
Purchase and Sale Agreement, dated April 3, 2019, by and between KBS Builders, Inc. and 947 Waterford Road, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2019). The schedules and exhibits to this Exhibit have been omitted. The Company agrees to furnish a copy of the omitted schedules and exhibits to the Commission on a supplemental basis upon its request.

10.27
Purchase and Sale Agreement, dated April 3, 2019, by and between KBS Builders, Inc. and 300 Park Street, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2019). The schedules and exhibits to this Exhibit have been omitted. The Company agrees to furnish a copy of the omitted schedules and exhibits to the Commission on a supplemental basis upon its request.

10.28
Lease Agreement, dated April 3, 2019, by and between KBS Builders, Inc. and 947 Waterford Road, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2019). The schedules and exhibits to this Exhibit have been omitted. The Company agrees to furnish a copy of the omitted schedules and exhibits to the Commission on a supplemental basis upon its request.

Exhibit Number	Description
10.29
Lease Agreement, dated April 3, 2019, by and between KBS Builders, Inc. and 300 Park Street, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2019). The schedules and exhibits to this Exhibit have been omitted. The Company agrees to furnish a copy of the omitted schedules and exhibits to the Commission on a supplemental basis upon its request.

10.30
Lease Agreement, dated April 3, 2019, by and between KBS Builders, Inc. and 56 Mechanic Falls Road, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2019). The schedules and exhibits to this Exhibit have been omitted. The Company agrees to furnish a copy of the omitted schedules and exhibits to the Commission on a supplemental basis upon its request.

10.31
First Amendment to Lease, dated April 18, 2019, by and between 56 Mechanic Falls Road, LLC and KBS Builders, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2019).

10.32
Loan and Security Agreement, dated March 29, 2019, by and among Digirad Corporation, certain subsidiaries of the Digirad Corporation identified on the signature pages thereto, and Sterling National Bank (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2019). The schedules and exhibits to this Exhibit have been omitted. The Company agrees to furnish a copy of the omitted schedules and exhibits to the Commission on a supplemental basis upon its request.

10.33
Voting and Support Agreement, by and among Digirad Corporation, Lone Star Value General Partner, Lone Star Value Investors, LP, Lone Star Value Co-Invest I, LP and Jeffrey Eberwein, dated July 3, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2019).

10.34
Stock Purchase Agreement, dated as of September 10, 2019, by and between Digirad Corporation and Lone Star Value Investors, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 11, 2019).

10.35
Registration Rights Agreement, dated as of September 10, 2019, by and between Digirad Corporation and Lone Star Value Investors, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 11, 2019).

10.36
Put Option Purchase Agreement, dated as of September 10, 2019, by and between Digirad Corporation and Jeffrey Eberwein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 11, 2019).

10.37
Consent and Acknowledgment Agreement and Twelfth Amendment to Loan Agreement, dated as of September 10, 2019, by and among Gerber Finance Inc., KBS Builders, Inc., ATRM Holdings, Inc. and Digirad Corporation. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 11, 2019).

10.38
Waiver of Promissory, Note dated July 17, 2019, by Lone Star Value Co-Invest I, LP to Promissory Note dated January 12, 2018, made by ATRM Holdings, Inc. in favor of Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2019).

10.39
Waiver of Promissory Note, dated July 17, 2019, by Lone Star Value Co-Invest I, LP to Promissory Note dated June 1, 2018, made by ATRM Holdings, Inc. in favor of Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2019).

10.40
Waiver of Promissory Note, dated July 17, 2019, by Lone Star Value Management, LLC to Promissory Note dated December 17, 2018, made by ATRM Holdings, Inc. in favor of Lone Star Value Management, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2019).

10.41
Extension/Revision Agreement of Note dated October 1, 2019, by Premier Bank to Promissory Note dated June 30, 2017, made by Glenbrook Building Supply, Inc. and Edgebuilder, Inc. in favor of Premier Bank (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2019).

10.42
Extension/Revision Agreement of Note dated November 1, 2019, by Premier Bank to Promissory Note dated June 30, 2017, made by Glenbrook Building Supply, Inc. and Edgebuilder, Inc. in favor of Premier Bank (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2019).

Exhibit Number	Description
10.43
Loan and Security Agreement, dated as of February 23, 2016, by and among Gerber Finance Inc., KBS Builders, Inc., Maine Modular Haulers, Inc., and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.1 to ATRM Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 16, 2016).

10.44
Third Agreement of Amendment to the Loan and Security Agreement, dated as of September 29, 2017, by and among Gerber Finance, Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.3 to ATRM Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on April 16, 2019).

10.45
Revolving Credit Loan Agreement, dated as of June 30, 2017, by and between Glenbrook Building Supply, Inc., EdgeBuilder, Inc. and Premier Bank (incorporated by reference to Exhibit 10.3 to ATRM Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on April 16, 2019).

10.46
Fourth Agreement of Amendment to Loan and Security Agreement, dated as of July 20, 2017, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.1 to ATRM Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on April 16, 2019).

10.47
Fifth Agreement of Amendment to Loan and Security Agreement, dated as of September 29, 2017, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit10.2 to ATRM Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on April 16, 2019).

10.48
Sixth Agreement of Amendment to Loan and Security Agreement, dated as of December 22, 2017, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit10.22 to ATRM Holdings, Inc.’s Annual Report on Form 10-K filed with the Commission on April 30, 2019).

10.49
Securities Purchase Agreement, dated as of January 12, 2018, by and between ATRM Holdings, Inc. and Lone Star Co-Invest I, LP (incorporated by reference to Exhibit 10.1 to ATRM Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on January 19, 2018).

10.50
Securities Purchase Agreement, dated as of June 1, 2018, by and between ATRM Holdings, Inc. and Lone Star Co-Invest I, LP (incorporated by reference to Exhibit 10.1 to ATRM Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on June 7, 2018).

10.51
Eighth Agreement of Amendment to Loan and Security Agreement, dated as of October 1, 2018, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.25 to ATRM Holdings, Inc.’s Annual Report on Form 10-K filed with the Commission on April 30, 2019).

10.52
Securities Purchase Agreement, dated as of December 17, 2018, by and between ATRM Holdings, Inc. and Lone Star Value Management, LLC (incorporated by reference to Exhibit 10.1 to ATRM Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on December 18, 2018).

10.53
Ninth Agreement of Amendment to Loan and Security Agreement, dated as of February 22, 2019, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.29 to ATRM Holdings, Inc.’s Annual Report on Form 10-K filed with the Commission on April 30, 2019).

10.54
Tenth Agreement of Amendment to Loan and Security Agreement, dated as of April 1, 2019, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.30 to ATRM Holdings, Inc.’s Annual Report on Form 10-K filed with the Commission on April 30, 2019).

10.55
Fifth Agreement of Amendment to Loan and Security Agreement, dated as of April 1, 2019, by and among Gerber Finance Inc., Edgebuilder, Inc., Glenbrook Building Supply Inc., ATRM Holdings, Inc. and KBS Builders, Inc. (incorporated by reference to Exhibit 10.31 to ATRM Holdings, Inc.’s Annual Report on Form 10-K filed with the Commission on April 30, 2019).

10.56
Membership Interest Purchase Agreement, dated as of April 1, 2019, by and among ATRM Holdings, Inc., Lone Star Value Management, LLC and Jeffrey E. Eberwein (incorporated by reference to Exhibit 10.3 to ATRM Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on April 26, 2019).

10.57
Eleventh Agreement of Amendment to Loan and Security Agreement, dated as of April 15, 2019, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.39 to ATRM Holdings, Inc.’s Annual Report on Form 10-K filed with the Commission on April 30, 2019).

10.58
Agreement, dated as of May 15, 2019, by and between Digirad Corporation and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.39 to ATRM Holdings, Inc.’s Annual Report on Form 10-K filed with the Commission on June 26, 2019).

Exhibit Number	Description
10.59
Loan and Security Agreement, dated January 31, 2020, by and among Star Real Estate Holdings USA, Inc., 300 Park Street, LLC, 947 Waterford Road, LLC, 56 Mechanic Falls Road, LLC, ATRM Holdings, Inc., EdgeBuilder, Inc., Glenbrook Building Supply, Inc., KBS Builders, Inc., Digirad Corporation, and Gerber Finance Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2020). Schedules and exhibits to this Exhibit have been omitted. The Company agrees to furnish a copy of the omitted schedules and exhibits to the Commission on a supplemental basis upon its request.

10.60
Loan and Security Agreement, dated January 31, 2020, by and among EdgeBuilder, Inc., Glenbrook Building Supply, Inc., Star Real Estate Holdings USA, Inc., 300 Park Street, LLC, 947 Waterford Road, LLC, 56 Mechanic Falls Road, LLC, ATRM Holdings, Inc., KBS Builders, Inc., Digirad Corporation, and Gerber Finance Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2020). Schedules and exhibits to this Exhibit have been omitted. The Company agrees to furnish a copy of the omitted schedules and exhibits to the Commission on a supplemental basis upon its request.

10.61
Extension and Modification Agreement, dated January 31, 2020, by and among EdgeBuilder, Inc., Glenbrook Building Supply, Inc. and Premier Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2020).

10.62
Thirteenth Amendment to Loan and Security Agreement, dated January 31, 2020, by and among Gerber Finance Inc., KBS Builders, Inc. ATRM Holdings, Inc., and Digirad Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2020).

10.63*
First Amendment to Loan and Security Agreement, dated February 20, 2020, by and among Star Real Estate Holdings USA, Inc., 300 Park Street, LLC, 947 Waterford Road, LLC, 56 Mechanic Falls Road, LLC and Gerber Finance Inc.

10.64*
First Amendment to Loan and Security Agreement Dated January 31, 2020, dated as of March 5, 2020, by and among Gerber Finance Inc., EdgeBuilder, Inc. and Glenbrook Building Supply, Inc.; and Consent and as a Fourteenth Amendment to Loan and Security Agreement Dated February 23, 2016, by and among Gerber Finance Inc., KBS Builders, Inc., ATRM Holdings, Inc. and Digirad Corporation.

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

DIGIRAD CORPORATION

Dated:	March 9, 2020	By:	/S/ MATTHEW G. MOLCHAN
		Name:	Matthew G. Molchan
		Title:	President and Chief Executive Officer (Principal Executive Officer)
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew G. Molchan and David J. Noble, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ MATTHEW G. MOLCHAN	Director, President, and Chief Executive Officer	March 9, 2020
Matthew G. Molchan	(Principal Executive Officer)
/S/ DAVID J. NOBLE	Chief Financial Officer and Chief Operating Officer	March 9, 2020
David J. Noble	(Principal Financial and Accounting Officer)
/S/ JEFFREY E. EBERWEIN	Director	March 9, 2020
Jeffrey E. Eberwein	(Chairman of the Board of Directors)
/S/ JOHN M. CLIMACO	Director	March 9, 2020
John M. Climaco
/S/ MITCH I. QUAIN	Director	March 9, 2020
Mitch I. Quain
/S/ MICHAEL A. CUNNION	Director	March 9, 2020
Michael A. Cunnion
/S/ JOHN W. SAYWARD	Director	March 9, 2020
John W. Sayward
/S/ DIMITRIOS J. ANGELIS	Director	March 9, 2020
Dimitrios J. Angelis