Form 10-K/A
period 2019-12-31
DIGIRAD CORP
filed 2020-04-17
CIK 707388

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth Company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 31, 2020 was 2,055,158.

Form 10-K Amendment No. 1
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

Digirad Corporation (“Digirad” or the “Company”) is filing this Amendment No. 1 (“Amended Report”) to our Annual Report on Form 10-K for the
fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (SEC) on March 9, 2020 (“Original Report”), in order to add certain information required by the following items in Part III of Form 10-K:

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
ITEM 11.                Executive Compensation
ITEM 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13.                Certain Relationships and Related Transactions, and Director Independence
ITEM 14.                Principal Accounting Fees and Services

We hereby amend Items 10, 11, 12, 13 and 14 of Part III of our Original Report by deleting the text of such Items 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings. The Amended Report does not affect any other items in our Original Report. As a result of this amendment, we are also filing as exhibits to this Amended Report the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and amending Item 15 of Part IV to include such certifications. Because no financial statements are contained in this Amended Report, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report. Capitalized terms used but not otherwise defined herein have the meanings ascribed to such terms in the Original Report.

Form 10-K Amendment No. 1
PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Our Board of Directors
The current number of directors on our Board of Directors is six. Under our bylaws, the number of directors on our Board of Directors will not be less than five, nor more than nine, and is fixed, and may be increased or decreased by resolution of the Board of Directors. There are no family relationships among any of our directors or executive officers.

Name	Age*	Position	Director Since
Jeffrey E. Eberwein	49	Director, Chairman of the Board	2012
Matthew G. Molchan	53	President, Chief Executive Officer, and Director	2013
Dimitrios J. Angelis	50	Director	2015
Michael A. Cunnion	49	Director	2014
John W. Sayward	68	Director	2008
Mitchell I. Quain	68	Director	2019
* As of March 31, 2020

Our Board of Directors

Jeffrey E. Eberwein	Age: 49	Director since 2012
Chief Executive Officer of Hudson Global Inc. (“Hudson”)
Committees: Corporate Governance
Mr. Eberwein is chairman of the board at Hudson, a global recruitment company. Mr. Eberwein has served as a director of Hudson since May 2014 and as its Chief Executive Officer since April 1, 2018. Mr. Eberwein is also the Chief Executive Officer of Lone Star Value Management, LLC (“LSVM”), a Connecticut based exempt reporting advisor, an investment firm he founded in 2013, of which certain funds it manages are winding down. LSVM was a wholly owned subsidiary of ATRM Holdings, Inc. (“ATRM”) when ATRM, a modular building company, was acquired by the Company on September 10, 2019 (the “ATRM Acquisition” or the “ATRM Merger”). Mr. Eberwein joined the Board of Directors of ATRM in January 2013 and became Chairman in November 2013. He has 25 years of Wall Street experience, and has valuable public company and financial expertise gained through his employment history and directorships. Prior to founding LSVM in 2013, Mr. Eberwein was a private investor and served as a portfolio manager at Soros Fund Management from 2009 to 2011 and Viking Global Investors from 2005 to 2008. Previously, Mr. Eberwein served as chairman of the board of Ameri Holdings, Inc. from May 2015 to August 2018. Mr. Eberwein also previously served as a director of Novation Companies, Inc. from April 2015 to March 2018; Crossroads Systems, Inc. from June 2013 to May 2016; NTS, Inc. and On Track Innovations Ltd. from 2012 to 2014 and Goldfield Corporation from 2012 to 2013. Mr. Eberwein earned an MBA from The Wharton School, University of Pennsylvania and a BBA with High Honors from The University of Texas at Austin. The particular experience, qualifications, attributes or skills that led our Board of Directors to conclude that Mr. Eberwein should continue to serve as a director of our Company include his expertise in finance and experience in the investment community.

Form 10-K Amendment No. 1
On February 14, 2017, the Securities and Exchange Commission (“SEC”) issued an order (Securities Exchange Act Release No. 80038) (the “Order”) relating to allegations that certain groups of investors failed to properly disclose ownership information during a series of five campaigns to influence or exert control over microcap companies. The Order alleged violations of Section 13(d)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 13d-1 thereunder, Section 13(d)(2) of the Exchange Act and Rule 13d-2(a) thereunder and Section 16(a) of the Exchange Act and Rules 16a-2 and 16a-3 thereunder by Mr. Eberwein and a hedge fund adviser headed by him, LSVM, a mutual fund adviser and another investor. Without admitting or denying the findings, they consented to the Order and agreed to cease and desist from committing any violations of the above-referenced Exchange Act provisions and civil penalties of $90 thousand for Mr. Eberwein, $120 thousand for LSVM, $180 thousand for the mutual fund advisor and $30 thousand for the other investor. On February 24, 2020, the SEC issued an order (Securities Exchange Act Release No. 5448) (the “Advisers Act Order”) relating to allegations, among other things, that LSVM failed to properly disclose certain specific transactions in advance and obtain client consent for these transaction prior to their completion and that LSVM failed to implement certain written policies and procedures. The Advisers Act Order alleged violations of Section 206(3) and 206(4) of the Investment Advisers Act of 1940 (“Advisers Act”) and Rule 206(4)-7 thereunder by Mr. Eberwein and LSVM. Without admitting or denying the findings, they consented to the Advisers Act Order and agreed to cease and desist from committing or causing any violations of the above-referenced Advisers Act provisions, for LSVM to be censured and to pay civil penalties of $25 thousand for Mr. Eberwein and $100 thousand for LSVM.

Matthew G. Molchan	Age: 53	Director since 2013
President, Chief Executive Officer of Digirad Corporation
Committees: None
Mr. Molchan’s full biographical information is provided under the heading “CORPORATE GOVERNANCE AND ETHICS - Executive Officers.”
We believe that Mr. Molchan’s extensive experience and key roles at a number of other companies having attributes similar to the Company, enable him to assist in the effective management of the Company and make him well qualified to serve on our Board of Directors.

Dimitrios J. Angelis	Age: 50	Director since 2015
Executive Counsel, Life Sciences Law Group
Committees: Compensation, and Corporate Governance (Chairman)
Mr. Angelis was appointed as a director of the Company on July 30, 2015. In addition to Digirad, Mr. Angelis currently serves as a director of The One Group Hospitality, Inc. (STKS) since March 2018, and Ameri100, a position he has held since May 2015. Previously, Mr. Angelis was a director of On Track Innovations Ltd (“OTI”) from December 30, 2012 until August 3, 2015. From April 26, 2013 until February 9, 2015, Mr. Angelis served as the OTI’s Chairman of the Board of Directors.

Mr. Angelis currently serves as the Principal of Pharma Tech Law, previously Life Science Legal, a post he has held since October 2015. From January 2014 to August 2015 he served as Chief Executive Officer of OTI America (a subsidiary of OTI). Since 2012 until immediately prior to his appointment as Chief Executive Officer of OTI America, Mr. Angelis was the General Counsel of Wockhardt Inc., a global biologics and pharmaceutical company. From 2008 to 2012, Mr. Angelis was a senior counsel in Dr. Reddy’s Laboratories, Ltd., a publicly traded pharmaceutical company, and during 2008 he was the Chief Legal Officer and Corporate Secretary of Osteotech, Inc., a publicly traded medical device company. Prior to that, Mr. Angelis worked in the pharmaceutical industry in various corporate, strategic and legal roles, including the corporate department of the New York office of Mayer Brown LLP. Mr. Angelis holds a B.A. in Philosophy and English from Boston College, an M.A. in Behavioral Science from California State University, and Juris Doctor from New York University School of Law and is admitted to practice law in New York and New Jersey.

We believe Mr. Angelis’ past positions in the health care industry and his legal experience make him well qualified to serve on our Board of Directors. These experiences allow him to offer unique insight into our operations for the purpose of guiding the Board of Directors to the right legal and strategic decisions.

Form 10-K Amendment No. 1

Michael A. Cunnion	Age: 49	Director since 2014
President and Chief Executive Officer, Remedy Health Media
Committees: Audit and Compensation (Chairman)
Mr. Cunnion has an extensive history of leadership roles at healthcare media and communication companies. Since September 2008, Mr. Cunnion has been Chief Executive Officer of Remedy Health Media, a privately held health media company. In addition, Prior to that, from January 2004 to December 2007, Mr. Cunnion was the President of privately held HealthTalk, leading provider of tools and information for chronically ill patients and caregivers. Mr. Cunnion successfully built this company and subsequently sold it to Revolution Health in December 2007. Subsequent to this sale, Mr. Cunnion took on the role of Executive Vice President of Revolution Health, where he oversaw revenue and sales strategy until Revolution Health merged with Everyday Health. Prior to HealthTalk, from December 1998 to December 2003, Mr. Cunnion held the role of Sr. Director, Consumer Marketing at WebMD, where he led consumer sales strategy, product development and advertising operations. Mr. Cunnion currently serves on the board of directors of FSAStore.com, an FSA e-commerce company, a post he has held since 2011. Mr. Cunnion earned a B.A. degree in English from Florida State University.

We believe that Mr. Cunnion’s extensive experience in health care media companies, coupled with his experience of building up companies and creating ownership value are of significant strategic importance to our Board of Directors. His history of creating and leveraging collaborative relationships with the companies he has been part of to maximize value in both the continued organic growth and sale of such companies can be of great benefit to Digirad stockholders.

John W. Sayward	Age: 68	Director since 2008
Retired Partner, Nippon Heart Hospital LLC
Committees: Audit (Chairman) and Compensation
John W. Sayward is a career health care and pharmaceutical executive. Most recently, he served as Chief Executive Officer for Hera Therapeutics Inc., a position he held through June 2015. Prior to this, Mr. Sayward served as the Chief Operating Officer and Chief Financial Officer of Hera Therapeutics Inc. since September 2014. Previously, he was Partner at Nippon Heart Hospital, LLC from September 2005 to January 2007, which was formed to build and manage cardiovascular care hospitals in Japan. From 2002 to 2005, Mr. Sayward was the Executive Vice President and CFO of LMA North America Inc., a medical device business focused on patient airway management. From 1996 to 2001, Mr. Sayward served as the Executive Vice President of Finance and CFO and Treasurer at SICOR Inc., and was elected to their Board of Directors in 1998. Previous to the above, he served in various management positions with Baxter Healthcare. He received a B.A. in History from Northwestern University in 1973 and a Master of Management from the Kellogg School of Management at Northwestern University in 1975.

We believe that Mr. Sayward’s past experiences in the health care industry, both in medical devices and pharmaceuticals, makes him well qualified to serve on our Board of Directors. Further, Mr. Sayward’s depth and breadth of positions and experiences also makes him well qualified to serve as a financial expert and audit committee chairman.

Form 10-K Amendment No. 1

Mitchell I. Quain	Age: 68	Director since 2019
Lead Director, Jason Incorporated
Committees: Audit and Corporate Governance
Mr. Quain has served as a Senior Advisor to The Carlyle Group, L.P., a private equity firm, since December 2011. Mr. Quain is currently the Lead Director of Jason Incorporated (NASDAQ: JASN), where he has served as a director since September 2015 and is a member of its Compensation Committee and its Corporate Governance and Nominating Committee. Mr. Quain has served a director of AstroNova, Inc. (NASDAQ: ALOT) since August 2011 and is the Chairman of its Compensation Committee and a member of its Audit and Nominating Committees. Previously, Mr. Quain served on the boards of RBC Bearings Incorporated (NASDAQ: ROLL) from September 2011 until September 2018, where he was a member of its Audit Committee; Hardinge, Inc. (NASDAQ: HDNG) from 2004 until May 2018, where he was lead outside director, Chairman of its Nominating and Governance Committee and a member of its Compensation Committee; Xerium Technologies, Inc. (NYSE: XRM) from April 2017 until October 2018, where he was a member of its Audit and Compensation Committees; Magnetek, Inc. (NASDAQ: MAG) from 1999 until September 2015, where he was Chairman of it board from October 2006 until September 2015 and a member of its Compensation, Audit and Retirement Plan Committees and Chairman of its Nominating and Corporate Governance Committee; and Tecumseh Products Company (NASDAQ: TECU) from October 2014 until September 2015, where he was a member of its Audit Committee and Governance and Nominating Committee. Mr. Quain also previously served on the boards of DeCrane Aircraft Holdings, Inc., Handy & Harman, Heico Corporation, Mechanical Dynamics, Inc., Titan International, Inc., and Register.com, Inc. From January 2010 through December 2011, Mr. Quain was a Partner at One Equity Partners, a private investment firm. From 2006 through 2009, he was a Senior Director of ACI Capital Corp. From 1997 to 2001 he was employed with ABN AMRO and its predecessors in several capacities, including Vice Chairman of Investment Banking. Mr. Quain has a Bachelor of Science degree in electrical engineering from the University of Pennsylvania and a Master of Business Administration degree from Harvard University. He is also a Chartered Financial Analyst.

Mr. Quain brings to the Board experience in public company governance and investment experience in small-cap and industrial companies, which gives him a valuable perspective in his role as a director. His qualifications to serve as a director also include his private equity investment experience.

Our Executive Officers
The names of our executive officers, their ages, their positions with Digirad, and other biographical information are set forth below.

Name	Age	Position
Matthew G. Molchan	53	President, Chief Executive Officer, and Director
David J. Noble	49	Chief Operating Officer and Chief Financial Officer
Martin B. Shirley	57	President, Digirad Imaging Solutions

Matthew G. Molchan became our President, Chief Executive Officer and member of the Board of Directors on July 1, 2013. In addition, Mr. Molchan served as our Interim Chief Financial Officer from April 10, 2018 until January 15, 2019. In connection with the Company’s investment in Perma-Fix Medical, S.A. (“Perma-Fix Medical”), a publicly traded company listed on the NewConnect market of the Warsaw Stock Exchange and a majority-owned subsidiary of Perma-Fix Environmental Services, Inc. (NASDAQ: PESI), Mr. Molchan was appointed to the Supervisory Board of Perma-Fix Medical in December 2015. From February 2013 to July 2013, Mr. Molchan held the position of President, Digirad Corporation. He was previously President, Digirad Imaging Solutions, Inc. from January 2012 to June 2013. Prior to that, he was Chief Operating Officer of Digirad Ultrascan Solutions from May 2007 to January 2012. He joined Digirad Ultrascan Solutions upon the acquisition of Ultrascan, Inc. (“Ultrascan”) by us in May 2007. Prior to joining us, Mr. Molchan was the Chief Financial Officer for Ultrascan since he joined in 2003. Prior to Ultrascan, Mr. Molchan held various executive level business development, finance and operations positions at Somera, Inc. and Equifax, Inc. Mr. Molchan earned a B.S. degree in Economics from the United States Air Force Academy and an M.B.A. in finance from the University of Southern California.

Form 10-K Amendment No. 1
David J. Noble became our Chief Operating Officer on September 1, 2018, and was appointed our Chief Financial Officer on July 3, 2019, after serving as our Interim Chief Financial Officer since January 15, 2019. Prior to joining the Company, Mr. Noble served as Managing Member of Noble Point LLC, a business and financial advisory firm, from October 2017 to August 2018. From July 2005 to September 2017, Mr. Noble was a senior investment banker at HSBC, serving as Managing Director & Head of Equity Capital Markets for the Americas for more than a decade. Prior to joining HSBC, Mr. Noble held various senior roles within Equity Capital Markets, both in the U.S. and overseas, for Lehman Brothers from August 1997 to July 2005. Mr. Noble earned a B.A. degree from Yale University and an M.B.A. in Finance from MIT.

Martin B. Shirley became President, Digirad Imaging Solutions in January 2016. Previously, Mr. Shirley was Senior Vice President, Sales and Marketing, Digirad Imaging Solutions from January 2012 to January 2016; Vice President of Sales and Operations for Digirad Imaging Solutions from June 2010 to January 2012; and Vice President of Sales for Digirad Imaging Solutions from January 2008 to June 2010. Prior to this, he served in a variety of roles during his tenure at Digirad including National, Regional and Territory Sales Management positions in both the Digirad Imaging Solutions division and the Diagnostic Imaging division. Prior to joining Digirad, Mr. Shirley has held various roles in medical imaging, including regional and territory sales positions at SMV America, a manufacturer of nuclear medicine equipment that was purchased by General Electric, and with Sopha Medical Systems. He holds an A.A. degree in both nuclear medicine technology and an A.A. degree in liberal arts.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires Digirad's directors, executive officers, and holders of more than 10% of its common stock to file with the SEC reports regarding their ownership and changes in ownership of Digirad's securities. Based solely on our review of such reports or written representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2019 (“Fiscal 2019”), our officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements applicable to such individuals, other than the inadvertent late filing of one Form 4 for Michael DeBeauvernet reporting one transaction, one Form 4 for Martin B. Shirley reporting two transactions, one Form 4 for David J. Noble reporting one transaction and one Form 4 for Cannell Capital LLC reporting one transaction.

Code of Business Ethics and Conduct
We have established a Code of Business Ethics and Conduct (the “Ethics Code”) that applies to all our officers, directors, employees, and contractors. The Ethics Code contains general guidelines for conducting our business consistent with the highest standards of business ethics and compliance with applicable law, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. Day-to-day compliance with the Ethics Code is overseen by the Company Compliance Officer appointed by our Board of Directors. A copy of the Ethics Code can be found by clicking on the “Corporate Governance” link under the Investors tab on our website at www.digirad.com. If we make any substantive amendments to the Ethics Code or grant any waiver from a provision of the Code to any director or executive officer, we will promptly disclose the nature of the amendment or waiver on the Corporate Governance on our website. The contents of our website are not part of this Amended Report, and our internet address is included in this document as an inactive textual reference only.

Director Nominations
During Fiscal 2019, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.
Audit Committee
The Board has a separately designated Audit Committee of the Board of Directors (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee consists of Messrs. Quain, Cunnion, and Sayward, with Mr. Sayward serving as chairman. All members of the Audit Committee are independent directors (as independence is defined in Rule 5605(a)(2) of the NASDAQ listing rules) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. No member of the Audit Committee has participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years, and all members of the Audit Committee are able to read and understand fundamental financial statements.

Form 10-K Amendment No. 1
Mr. Sayward qualifies as an “audit committee financial expert” as defined in the rules and regulations established by the Securities and Exchange Commission. The Audit Committee is governed by a written charter (the “Audit Committee Charter”) approved by our Board of Directors. A copy of the Audit Committee Charter can be found by clicking on the “Corporate Governance” link under the Investors tab on our website at www.digirad.com. Prior to his resignation on April 6, 2020, Mr. Climaco was a member of the Audit Committee and met the criteria for independence as set forth in the applicable Nasdaq rules and Rule 10A-3(b)(1) under the Exchange Act. Mr. Cunnion was appointed to the Audit Committee following Mr. Climaco’s resignation.
Corporate Governance Committee
The Corporate Governance Committee consists of Messrs. Eberwein, Quain and Angelis, with Mr. Angelis serving as chairman. The functions of the Corporate Governance Committee include, among other things: reviewing and recommending nominees for election as directors, assessing the performance of our Board of Directors, developing guidelines for the composition of our Board of Directors, reviewing and administering our corporate governance guidelines and considering other issues relating to corporate governance; and oversight of the Company compliance officer and compliance with the Ethics Code. The Corporate Governance Committee is governed by a written charter (the “Corporate Governance Committee Charter”) approved by our Board of Directors. A copy of the Corporate Governance Committee Charter can be found by clicking on the “Corporate Governance” link under the Investors tab on our website at www.digirad.com. All members of the Corporate Governance Committee are independent directors (as defined in Rule 5605(a)(2) of the NASDAQ listing rules), other than Mr. Eberwein. On April 17, 2020, our Board of Directors determined that Mr. Eberwein is no longer independent under the Nasdaq listing rules. Nasdaq Rule 5605(e)(3) permits one non-independent director to serve on the Corporate Governance Committee for a period of up to two years if the Board of Directors has determined that it is in the best interests of the Company and its shareholders. Our Board of Directors has determined that it is in the best interests of the Company and its shareholders for Mr. Eberwein to serve on the Corporate Governance Committee due to his finance expertise, extensive contacts and longtime experience with the Company.

Form 10-K Amendment No. 1
ITEM 11.  EXECUTIVE COMPENSATION
Summary Compensation Table
The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2019 and 2018 by our principal executive officer and our two other most highly compensated executive officers (the “named executive officers”) who were serving as executive officers as of December 31, 2019.

Name and Principal Position	Year	Salary ($) (1)	Stock Awards ($) (2) (3)	Nonequity Incentive Plan Compensation ($)(4)	All Other Compensation ($) (5)	Total ($)
Matthew G. Molchan	2019	416,797	103,800	285,662	3,500	809,759
President, Chief Executive Officer	2018	416,797	217,700	—	3,500	637,997

David J. Noble *	2019	301,154	200,000	191,114	3,500	695,768
Chief Operating Officer and Chief Financial Officer

Martin B. Shirley	2019	261,000	65,000	165,632	1,303	492,935
President, Diagnostic Imaging Solutions	2018	261,000	57,400	—	2,971	321,371
__________________
* Mr. Noble was appointed Chief Operating Officer of the Company on September 1, 2018. Mr. Noble was appointed Chief Financial Officer of the Company on July 3, 2019, after serving as Interim Chief Financial Officer of the Company since January 15, 2019.

(1)The base salary for each executive is initially established through negotiation at the time the executive is hired, taking into account his or her scope of responsibilities, qualifications, experience, prior salary, and competitive salary information within our industry. Year-to-year adjustments to each executive officer’s base salary are determined by an assessment of his or her sustained performance against individual goals, including leadership skills and the achievement of high ethical standards, the individual’s impact on our business and financial results, current salary in relation to the salary range designated for the job, experience, demonstrated potential for advancement, and an assessment against base salaries paid to executives for comparable jobs in the marketplace. Based on the factors discussed above, 2019 base salaries were: Mr. Molchan’s 2019 base salary was set at $415,200 which represented no change from his last adjustment in February 2017; Mr. Shirley’s 2019 base salary was set at $260,000, which represented no change from his last adjustment in February 2017; Mr. Noble’s 2019 base salary was set at $300,000, which represented no change from his 2018 base salary. The differences between base and actual salary are due to pay period timing differences at year end.

(2)Represents full fair value at grant date of restricted stock units (“RSUs”), including the PSUs described in footnote 3 below, representing the right to receive, at settlement, common stock of the Company, granted to our named executive officers, computed in accordance with FASB ASC Topic 718, Stock Compensation. The full grant date fair value of an equity award is the maximum value that may be received over the vesting period if all vesting conditions are satisfied, as discussed further below. Thus, there is no assurance that the value, if any, eventually received by our executive officers will correspond to the amount shown. For information regarding assumptions made in connection with this valuation, please see Note 12. Share-Based Compensation to our consolidated financial statements found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on March 9, 2020 (the Original Report).

Form 10-K Amendment No. 1
(3)Included in the stock awards granted in 2018 and 2019 as part of the Company’s executive incentive plans for those years (described below), were RSUs with performance conditions (PSUs), which vest ratably over four years subject to continued employment and achievement of performance conditions for each year as determined by the Compensation Committee. The PSUs will be canceled if such performance conditions are not met. The performance conditions for the 2018 PSUs were achieved at 90% of the Board approved budgeted EBITDA, excluding certain predetermined items, for the year ended December 31, 2018, and accordingly the PSUs were canceled. The performance metrics for the 2018 performance period, and a grant date fair value for those tranches of the awards, were established by the Board and Compensation Committee on February 20, 2018. The performance conditions for the 2019 PSUs were achieved at 100% of the Board approved budgeted EBITDA, excluding certain predetermined items, for the year ended December 31, 2019, and the PSUs vested accordingly. The performance metrics for the 2019 performance period, and a grant date fair value for those tranches of the awards, were established by the Board and Compensation Committee on April 30, 2019. As of the grant date, the Company believed that it was probable that the performance criteria would be met and that each individual would remain employed through the date the grant would become fully vested by its terms, and accordingly, the full value of the awards as of the grant date has been included in the table above in accordance with FASB ASC 718. Assuming the performance criteria for 2018 would be achieved, the grant date fair values of the 2018 PSU awards were $0.1 million and $0.03 million for Mr. Molchan and Mr. Shirley, respectively. However, the performance conditions for 2018 were not met. As such, all of the 2018 PSUs, were canceled as of December 31, 2018. The amount of canceled PSUs in 2018 totaled 5,310 units and 1,400 units, for Mr. Molchan and Mr. Shirley, respectively. The performance conditions for 2019 were met. As such, the grant date fair values of the 2019 PSU awards were $0.1 million, and $0.07 million for Mr. Molchan and Mr. Shirley, respectively. The amount of PSUs vests in 2020 totaled 11,580 units.

(4)Represents amounts earned under the Executive Incentive Plans of the Company. The 2019 Executive Incentive Plan for fiscal year ended December 31, 2019 (the “2019 Annual Plan”) is described below in the Narrative Disclosure to Summary Compensation Table. As the performance targets for the 2018 Executive Incentive Plan for fiscal year ended December 31, 2018 (the “2018 Annual Plan”) were not met, no bonuses were paid under the 2018 Annual Plan.

(5)Amounts shown for 2019 and 2018 include up to $2,500 matching contributions to the officers’ 401(k) retirement plans and up to $1,000 seed contribution to the executive’s Health Saving Account plans.

Narrative Disclosure to Summary Compensation Table.

Base Salary. The base salary for each executive is initially established through negotiation at the time the executive is hired, taking into account his or her scope of responsibilities, qualifications, experience, prior salary, and competitive salary information within the industry. Year-to-year adjustments to each executive officer’s base salary are determined by an assessment of his or her sustained performance against individual goals, including leadership skills and the achievement of high ethical standards, the individual’s impact on the Company’s business and financial results, current salary in relation to the salary range designated for the job, experience, demonstrated potential for advancement, and an assessment against base salaries paid to executives for comparable jobs in the marketplace.

When determining the base salary component of executive compensation for 2019, the Compensation Committee considered the achievements of the executives in 2018 based on actual financial performance of the business and achievement of the goals set by the Board of Directors for the individual executive, the fiscal 2019 budget and financial performance expectations, the totality of all compensation components. After due consideration, the Compensation Committee set compensation as reflected in the Summary Compensation Table above.

Annual Incentive Bonus. Payments under the Company’s executive bonus plan are based on achieving clearly defined, short-term goals. We believe that such bonuses provide incentive to achieve goals that the Company aligns with its stockholders’ interests by measuring the achievement of these goals, whenever possible, in terms of revenue, income or other financial objectives. In setting bonus levels, the Company reviews its annual business plan and financial performance objectives. After estimating the likely financial results of the business plan as submitted by management and approved by the Board of Directors, the Company sets financial threshold goals based on those estimated results primarily in terms of EBITDA. The Company sets the minimum performance thresholds that must be reached before any bonus is paid at levels that will take significant effort and skill to achieve. An executive officer’s failure to meet some or all of these personal goals can affect his or her bonus amount. The Company believes that offering significant potential income in the form of bonuses allows the Company to attract and retain executives and to align their interests with those of the Company’s stockholders.

Form 10-K Amendment No. 1
Fiscal Year 2019. In May 2019, the Company approved and adopted the 2019 Executive Incentive Plan (“2019 Annual Plan”) for executive officers for fiscal year 2019.

For each executive officer, the amount of total cash bonus payable under the 2019 Annual Plan was based on performance above a target measure of consolidated EBITDA for fiscal 2019 (the “Threshold Measure”), subject to other provisions of the 2019 Annual Plan. Payouts under the 2019 Annual Plan were calculated and earned after the Company achieved the Threshold Measure. Once the Threshold Measure was met, the cash bonuses were calculated based on EBITDA amounts achieved above the Threshold Measure. No bonuses were payable to executive officers under the 2019 Annual Plan if the Threshold Measure was not achieved. Each executive officer was able to earn up to 175% of their target bonus based on achievement relative to the Threshold Measure. The actual cash bonuses payable (if any) for the achievement of such objectives was determined by the Compensation Committee, and was payable upon the completion of the financial audit of the consolidated financial statements, but in any event not later than March 15, 2020, subject to each such executive officer’s employment through the date of payment.

The target percentage for Mr. Molchan remained at the level established in 2017. The target percentage for Mr. Shirley increased to 50% from the 30% level established in 2017. The target percentage for Mr. Noble was set at 50% in accordance with the Noble Employment Agreement. The cash bonus targets for the named executive officers, pursuant to the 2019 Annual Plan, were approved by the Board after being reviewed by the Compensation Committee and recommended for Board approval.

The eligible target bonus amounts under the 2019 Annual Plan and the actual bonus payouts were as follows.

Name and Principal Position	Target Amount	Actual Payout
Matthew G. Molchan, President and Chief Executive Officer	$224,208	$285,662
David J. Noble, Chief Operating Officer and Chief Financial Office	150,000	191,114
Martin B. Shirley, President, Digirad Imaging Solutions	130,000	165,632

As the performance targets for the 2018 Annual Plan were not met, no bonuses were paid under the 2018 Annual Plan.

Equity Grants
In connection with the adoption of the 2019 Annual Plan, the Compensation Committee determined that, as part of a long-term retention mechanism and to incentivize the executive officers to increase the Company’s shareholder value, the following RSUs were awarded effective on May 15, 2019 (the “2019 Grant Date”), to Messrs. Molchan, Noble, and Shirley.

The RSUs granted to Messrs. Molchan and Shirley vest over two years in two equal installments, with each such installment vesting on each anniversary of the 2019 Grant Date, subject to satisfaction of certain 2019 performance criteria objectives. Each RSU grant to Messrs. Molchan and Shirley were be made pursuant to and subject to the terms of the 2019 Annual Plan, the Company’s 2018 Incentive Plan, and the respective award agreement that sets forth the terms of the grant.

The RSU grant to Mr. Noble were made according to the terms of the Noble Employment Agreement (described below) and under the Company’s 2018 Incentive Plan. Mr. Noble’s RSU grant vested one-third immediately upon grant, with the next one-third vesting upon the first anniversary of the 2019 Grant Date and last one-third vesting upon the second anniversary of the 2019 Grant Date. Mr. Noble did not receive an equity grants under the 2019 Annual Plan.

Name and Principal Position	Cash Value of the Restricted Stock Units Granted
Matthew G. Molchan, President and Chief Executive Officer	$103,800
David J. Noble, Chief Operating Officer and Chief Financial Officer	200,000
Martin B. Shirley, President, Digirad Imaging Solutions	65,000

Form 10-K Amendment No. 1
Other Compensation
The Company currently maintains benefits for executive officers, that include medical, dental, vision and life insurance coverage and the ability to contribute to a 401(k) retirement plan; however, the Compensation Committee in its discretion may revise, amend or add to the officer's executive benefits if it deems it advisable. The benefits currently available to the executive officers are also available to other employees.

Outstanding Equity Awards at Fiscal Year-End
The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2019, including the value of the stock awards.

Name			Option Awards				Stock Awards
	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Matthew G. Molchan	05/15/2019	(6)	—	—	—	—	14,241	37,027
	02/28/2018	(5)	—	—	—	—	3,982	10,353
	02/28/2017	(4)	—	—	—	—	2,098	5,455
	02/01/2016	(3)	3,098	1,033	51.20	02/01/2026	1,022	2,657
	01/29/2014	(2)	11,000	—	35.50	01/29/2021	—	—
	06/04/2013	(1)	8,000	—	22.90	06/04/2020	—	—

David J. Noble	05/15/2019	(7)	—	—	—	—	18,292	47,559
	11/08/2018	(8)	—	—	—	—	1,916	4,982

Martin B. Shirley	05/15/2019	(6)	—	—	—	—	8,918	23,187
	02/28/2018	(5)	—	—	—	—	1,050	2,730
	02/28/2017	(4)	—	—	—	—	553	1,438
	02/01/2016	(3)	680	226	51.20	02/01/2026	224	582
	01/29/2014	(2)	4,000	—	35.50	01/29/2021	—	—
	06/04/2013	(1)	4,000	—	22.90	06/04/2020	—	—
____________________
(1)25% of the total number of shares subject to option vested on the first anniversary of the grant date, and the remaining shares vested monthly over 36 months.
(2)33 1/3% of the total number of shares subject to option vested on the first anniversary of the grant date, and the remaining shares vested quarterly over 24 months.
(3)Scheduled to vest as to 25% of the units on each of February 1, 2017, February 1, 2018, February 1, 2019, and February 1, 2020, with vesting of 50% of each such Restricted Stock Unit tranche to be further subject to the satisfaction of certain performance criteria to be determined and approved by the Compensation Committee with respect to each such period. These units are shown net of 50% of the performance-based units that were deemed not to be earned and were canceled as of December 31, 2018.
(4)25% of the units vested on February 28, 2018, 25% of the units vested on February 28, 2019, 25% of the units vested on February 28, 2020 with the remaining shares to vest 25% on February 28, 2021.
(5)25% of the units vested on February 1, 2019 and February 1, 2020, with the remaining shares to vest 25% on February 1, 2021 and February 1, 2022.
(6)50% of the Restricted Stock Units vest on each of May 15, 2020 and May 15, 2021, with vesting of 50% of each such Restricted Stock Unit tranche subject to the satisfaction of certain performance criteria to be determined and approved by the Compensation Committee with respect to each such period.
(7)33 1/3% of the units vested on May 15, 2019, with the remaining shares to vest 33 1/3% on May 15, 2020 and May 15, 2021.
(8)33 1/3% of the units vested on November 8, 2018, 33 1/3% of the units vested on November 8, 2019, with the remaining shares to vest 33 1/3% on November 8, 2020.

Form 10-K Amendment No. 1
Potential Payments Upon Termination or Change of Control
Matthew G. Molchan
On May 1, 2007, the Company entered into an employment agreement with Mr. Molchan, which agreement was amended on September 30, 2010 (as amended, the “Molchan Employment Agreement”).

Pursuant to the Molchan Employment Agreement, Mr. Molchan can be terminated for “cause” or without “cause.” Under the Molchan Employment Agreement, termination for “cause” generally means the termination of Mr. Molchan’s employment by reason of: (i) willful misconduct or gross negligence in the performance of duties in the employment agreement; (ii) willful failure or refusal to perform in the usual manner at the usual time those duties which he regularly and routinely performs in connection with the Company’s business or such other duties reasonably related to the capacity in which he is employed which may be assigned to him if such failure or refusal has not been substantially cured; (iii) performance of any material action when specifically and reasonably instructed not to do; (iv) engaging or in any manner participating in any activity which is directly competitive with or intentionally injurious to the Company; (v) commission of any fraud, or unauthorized use or appropriation for his personal use or benefit of any funds, properties or opportunities of the Company; (vii) willful or grossly negligent violation of the Code of Ethics of the Company. Termination without “cause” means the termination of Mr. Molchan’s employment without “cause” at any time without liability for any reason not specified as a termination for “cause” upon not less than thirty (30) days written notice to Mr. Molchan.

Accordingly, if Mr. Molchan is terminated for “cause” before the last day of any calendar month, he would be entitled to receive compensation for such calendar month at his then current salary prorated to the date of termination on the basis of a 30-day calendar month. He would not be entitled to receive any severance payment. If Mr. Molchan is terminated without “cause,” he would be entitled to receive (i) his then current salary and the prorated amount of any accrued but unpaid performance bonus up to and including the date of termination, and (ii) a severance payment equal to six months of his then current salary.

If Mr. Molchan’s employment was terminated without “cause” as of December 31, 2019, Mr. Molchan would be entitled to receive his then current salary plus (i) cash and severance payments in the amount of $207,600 and (ii) accrued but unpaid and prorated bonuses in the amount of $285,662.

Equity awards that would have vested upon termination or change of control at December 31, 2019, are described below under the heading “Equity Awards.”
David J. Noble
On October 31, 2018, the Company entered into an employment agreement with David J. Noble (the “Noble Employment Agreement”).

Pursuant to the Noble Employment Agreement, Mr. Noble can be terminated for “cause,” upon death, upon disability and without “cause.” Under the Noble Employment Agreement, termination for “cause” generally means the termination of Mr. Noble’s employment by reason of: (A) the willful failure of Mr. Noble to perform his duties and obligations in any material respect (other than any failure resulting from his disability), (B) intentional acts of dishonesty or willful misconduct by Mr. Noble with respect to the Company, (C) arrest or conviction of a felony or violation of any law involving dishonesty, disloyalty, moral turpitude, or fraud, or entry of a plea of guilty or nolo contendere to such charge, (D) Mr. Noble’s commission at any time of any act of fraud, embezzlement or willful misappropriation of material Company property, (E) repeated refusal to perform the reasonable and legal instructions of the Board, (F) willful and material breach of his obligations under any material agreement entered into between Mr. Noble and the Company or any of its affiliates, or willful and material breach of the Company’s polices or procedures which causes material damage to the Company, its business or reputation, provided that for subsections (A), (E), and (F), if the breach reasonably may be cured, Mr. Noble has been given at least thirty (30) days after his receipt of written notice of such breach from the Company to cure such breach. Termination without “cause” means termination for any reason other than death, disability, for “cause,” or for no reason at all, upon sixty (60) days’ written notice.

Form 10-K Amendment No. 1
The Noble Employment Agreement provides for termination of Mr. Noble’s employment upon his election by voluntary resignation or termination for good reason. Termination by voluntary resignation means Mr. Noble can terminate his employment with the Company at any time and for any reason whatsoever or for no reason at all in his sole discretion upon giving sixty (60) days’ written notice. A termination for good reason means Mr. Noble can terminate his employment with the Company pursuant to the occurrence of any of the following events: (i) any material diminution in his authority, duties and responsibilities, (ii) any material reduction of his base salary, aggregate incentive compensation opportunities or aggregate benefits, unless such changes are applied to all members of the Company’s leadership team and amount to less than a 10% reduction in total, or (iii) a material breach by the Company of the Noble Employment Agreement. In addition, either the Company or Mr. Noble can deliver to the other party a written notice of non-renewal at least sixty (60) days prior to the applicable renewal date of the Noble Employment Agreement.

In the event Mr. Noble voluntarily resigns, is terminated for “cause,” is terminated upon death, or is terminated upon disability, he would be entitled to receive: (i) his then current salary accrued up to and including the date of termination or resignation, (ii) unreimbursed expenses, and (iii) any vested payment or accrued benefits under any equity or Company benefit plan (the “Accrued Obligations”).

In the event Mr. Noble terminates his employment for good reason, his employment is terminated without “cause,” or his employment is terminated by delivery of a non-renewal notice by the Company, he would be entitled to receive: (i) the Accrued Obligations (described above), (ii) a target bonus based on the target bonus metrics used to determine actual performance at the end of the fiscal year, but prorated to reflect the number of full months worked during the fiscal year, (iii) immediate vesting of any RSUs awarded under the Noble Employment Agreement for which the performance period has not been completed as of the date of termination based on the level of achievement of the performance goals at the end of the performance period, but pro-rated based on the number of full months worked during the performance period, and (iv) immediate vesting of any RSUs awarded under the Noble Employment Agreement which are outstanding as of the date of termination. Notwithstanding the foregoing, if within twelve (12) months following a change of control (as defined in the Noble Employment Agreement), the Company terminates Mr. Noble’s employment without “cause,” he resigns from his employment with good reason, or his employment terminates due to Company’s delivery of a non-renewal notice, then the bonus payment under (ii) above shall equal the equivalent of his target bonus without proration and, in addition to (iii) and (iv) above, he shall receive (v) twelve months of his then-current base salary.

If Mr. Noble’s employment was terminated without “cause” as of December 31, 2019, he would have been entitled to receive: (i) a cash payment in the amount of $13,846, (ii) accrued but unpaid and prorated bonuses in the amount of $191,114, (iii) and immediate vesting of equity awards described below under the heading “Equity Awards.”

If Mr. Noble’s employment was terminated in connection with a change of control as of December 31, 2019, he would have been entitled to receive: (i) a cash payment in the amount of $300,000, (ii) accrued but unpaid and prorated bonuses in the amount of $191,114, (iii) and immediate vesting of equity awards described below under the heading “Equity Awards.”
Martin B. Shirley
On January 28, 2014, the Company entered into a severance agreement with Martin B. Shirley (the “Shirley Severance Agreement”). In the event his employment with the Company is terminated without “cause” (as defined below), he would receive a severance payment in an amount equal to six months of his base salary as in effect immediately prior to his termination date. In the event Mr. Shirley’s employment with the Company is terminated for “cause” or if he voluntarily terminates his employment with the Company, he will not be entitled to receive a severance payment. Assuming that Mr. Shirley’s employment was terminated without “cause” as of December 31, 2019, he would have been entitled to receive severance payments of $130,000.

Under the Shirley Severance Agreement, “cause” generally includes the occurrence of any of the following events: (i) the willful and deliberate failure to perform assigned duties or responsibilities to the Company or the lawful directions of his supervisor after notice from the Company describing his failure to perform such duties or responsibilities and a reasonable time to cure such failure; (ii) engaging in any act of dishonesty, fraud or misrepresentation in connection with his duties; (iii) a willful act constituting gross misconduct that is materially injurious to the Company; (iv) any act of embezzlement against the Company; (v) the breach of any confidentiality agreement or invention assignment agreement or any other written agreement with the Company; or (vi) his indictment for or conviction of, or entering a plea of nolo contendere to, a felony.

Equity awards that would have vested upon termination or change of control at December 31, 2019, are described below under the heading “Equity Awards.”

Form 10-K Amendment No. 1
Equity Awards
The equity agreements of our named executive officers provide that, in case of a change of control of the Company, all equity instruments then outstanding but neither assumed nor replaced by the successor entity shall vest immediately upon the change of control event. Further, if an executive’s employment is terminated without cause within twelve (12) months of the change of control, all equity instruments then outstanding, either assumed or replaced, shall become fully vested at the time of termination. As of December 31, 2019, the value of the equity instruments of our named executive officers that would accelerate upon (i) termination without cause within twelve (12) months of a change of control in which stock options and restricted stock units are assumed or replaced by the successor entity, or (ii) a change of control in which the outstanding stock options and restricted stock units are neither assumed or replaced by the successor entity, would be as follows based on the difference between the closing price on the last trading day of the year of $2.60 per share and the exercise price of the respective options, and with regard to restricted stock units, based solely on the closing price on the last trading day of the year of $2.60:

Name	Option Value as of December 31, 2019	Stock Award Value as of December 31, 2019
Matthew G. Molchan	$—	$55,492
David J. Noble	—	52,541
Martin B. Shirley	—	27,937

COMPENSATION OF DIRECTORS
Cash Retainer Compensation
Non-employee members of our Board of Directors are paid an annual cash retainer for their service, with additional compensation for being the chairperson of the Board, serving on a committee of the Board of Directors and chairing a committee of the Board of Directors. Payments are made quarterly.
The compensation paid to the members of the Board of Directors is indicated in the chart below:

2019 Director Cash Compensation
(1) Director Annual Retainer (all)	$36,000
Additional Annual Retainer to Chairperson	$15,000
Additional Annual Retainer to Audit Committee Chairperson	$14,500
Additional Annual Retainer to Compensation Committee Chairperson	$5,000
Additional Annual Retainer to Corporate Governance Committee Chairperson	$5,000
(2) Additional Annual Retainer to Strategic Advisory Committee Chairperson	$5,000
Additional Annual Retainer to Audit Committee Member	$4,000
Additional Annual Retainer to Compensation Committee Member	$4,000
Additional Annual Retainer to Corporate Governance Committee Member	$4,000
(2) Additional Annual Retainer to Strategic Advisory Committee Member	$4,000

(1)In April 2020, the Board of Directors elected to receive, until further notice, all future payments of annual retainer amounts in Company common stock in lieu of cash.
(2)The Strategic Advisory Committee was dissolved in April 2020.

For the sake of clarity, in fiscal year ended December 31, 2019, each of the Audit Committee, the Compensation Committee, the Corporate Governance Committee, and the Strategic Advisory Committee chairpersons only received an amount equal to the chairperson fee set forth in the table above and not the chairperson fee plus the member fee.

The single employee director of our Board of Directors, Mr. Molchan, our President and Chief Executive Officer, does not receive additional compensation for his service on our Board of Directors.

Form 10-K Amendment No. 1
Equity Compensation
Equity compensation awards, and the amount of such awards, to non-employee members of our Board are at the discretion of the Compensation Committee of our Board. Historically, such awards have been in the form of RSUs and the Compensation Committee generally set the amount of those awards at a fair market value equal to the annual cash retainer received by non-employee members of our Board. However, given the volatility of the Company’s stock, the Compensation Committee has more recently determined to fix the amount of RSU awards to non-employee members of our Board at 1,250 RSUs that vest annually. We believe that equity compensation helps to further align the interests of our directors with those of our stockholders because the value of directors’ share ownership will rise and fall with that of our other stockholders.
Director Compensation Table
The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities to the non-employee members of our Board of Directors for the fiscal year ended December 31, 2019.

	Fees Paid in Cash ($)	Stock Awards $ (4)	All Other Compensation ($)	Total ($)
Jeffrey E. Eberwein	57,667	6,238	—	63,905
Dimitrios J. Angelis	88,833	6,238	—	95,071
John M. Climaco (1)	87,500	6,238	—	93,738
Michael A. Cunnion (2)	58,833	6,238	—	65,071
John W. Sayward (3)	55,833	6,238	—	62,071
Mitchell I. Quain	63,383	—	—	63,383
____________________

(1)On April 6, 2020, Mr. Climaco resigned from the Board of Directors of the Company and all committees of the Board of Directors effective as of such date. Mr. Climaco holds, in addition to the stock awards noted in the table, outstanding options to purchase an aggregate of 6,000 shares of our common stock at December 31, 2019.
(2)Mr. Cunnion holds, in addition to the stock awards noted in the table, outstanding options to purchase an aggregate of 8,000 shares of our common stock at December 31, 2019.
(3)Mr. Sayward holds, in addition to the stock awards noted in the table, outstanding options to purchase an aggregate of 6,000 shares of our common stock at December 31, 2019.
(4)Represents full fair value at grant date of restricted stock units granted to our directors, computed in accordance with FASB ASC Topic 718.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 31, 2020 regarding the beneficial ownership of our common stock by (i) each person we know to be the beneficial owner of 5% or more of our common stock, (ii) each of our current executive officers, (iii) each of our directors, and (iv) all of our current executive officers and directors as a group. Information with respect to beneficial ownership has been furnished by each director, executive officer or 5% or more stockholder, as the case may be. The address for all executive officers and directors is c/o Digirad Corporation, 13100 Gregg Street, Poway, California 92064.
Percentage of beneficial ownership is calculated based on 2,055,158 shares of common stock outstanding as of March 31, 2020. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of March 31, 2020. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Form 10-K Amendment No. 1

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
5% Stockholders:
Cannell Capital LLC (1) 245 Meriwether Circle Alta, WY 83414	195,390	9.51%
Dimensional Fund Advisors LP (2) Building One, 6300 Bee Cave Road Austin, TX 78746	103,491	5.04%

Named Executive Officers and Directors:
Jeffrey E. Eberwein (3)	304,340	13.40%
Matthew G. Molchan (4)	48,866	2.34%
John W. Sayward (5)	21,652	1.05%
Michael A. Cunnion (6)	14,250	*
Dimitrios J. Angelis	5,000	*
Mitchell I. Quain	20,481	*
David J. Noble (7)	31,562	1.53%
Marty B. Shirley (8)	16,262	*
All Executive Officers and Directors as a group (8 persons)(9)	462,413	19.78%
____________________
*  Indicates beneficial ownership of less than 1% of the outstanding common stock
(1)The foregoing information is based solely on information contained in a Schedule 13G, Amendment 4, filed with the SEC on March 3, 2020, by Cannell Capital LLC.
(2)The foregoing information is based solely on information contained in a Schedule 13G, Amendment 7, filed with the SEC on February 12, 2020 Dimensional Fund Advisors LP.
(3)Includes (a) 216,174 shares of common stock subject to a call option exercisable within 60 days of March 31, 2020, and (b) 88,166 shares of common stock held by Mr. Eberwein.
(4)Includes (a) 23,131 shares of common stock subject to options exercisable within 60 days of March 31, 2020, (b) 7,121 RSUs vesting within 60 days of March 31, 2020, and (c) 18,614 shares of common stock held by Mr. Molchan.
(5)Includes (a) 6,000 shares of common stock subject to options exercisable within 60 days of March 31, 2020 and (b) 15,652 shares of common stock held by Mr. Sayward.
(6)Includes (a) 8,000 shares of common stock subject to options exercisable within 60 days of March 31, 2020 and (b) 6,250 shares of common stock held by Mr. Cunnion.
(7)Includes (a) 9,146 RSUs vesting within 60 days of March 31, 2020, and (b) 22,416 shares of common stock held by Mr. Noble.
(8)Includes (a) 8,906 shares of common stock subject to options exercisable within 60 days of March 31, 2020, (b) 4,459 RSUs vesting within 60 days of March 31, 2020, and (c) 2,897 shares of common stock held by Mr. Shirley.
(9)Includes (a) 262,211 shares of common stock subject to options exercisable within 60 days of March 31, 2020, (b) 20,726 RSUs vesting within 60 days of March 31, 2020, and (c) 179,476 shares of common stock held by our 8 executive officers and directors.

Form 10-K Amendment No. 1
Securities Authorized for Issuance Under Equity Compensation Plans

	Equity Compensation Plan Information
	As of December 31, 2019
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)		(b) (2)	(c)
Equity compensation plans approved by security holders	151,261	(1)	$20.02	140,127	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	151,261		$20.02	140,127

____________________
(1)This amount includes the following:
•54,371 shares issuable upon the exercise of outstanding stock options under the Company’s 2004 Stock Incentive 7 Year Plan, the 2004 Stock Incentive Plan, and the 2014 Incentive Plan, with a weighted-average exercise price of $32.93.
•63,565 RSUs granted under the 2014 Incentive Plan and 2018 Incentive Plan.
•33,325 PSUs issuable under the Company’s 2014 Incentive Plan. Assumes that outstanding performance-based PSUs will vest at target.
(2)The 2014 Incentive Plan and 2018 Incentive Plan RSUs and PSUs have been excluded from the computation of the weighted-average exercise price since these awards have no exercise price.
(3)This amount represents the number of shares available for issuance pursuant to stock options and awards that could be granted in the future under the 2018 Incentive Plan. The 2018 Incentive Plan allows for issuance of up to the sum of (i) 150,000 shares, plus (ii) the number of shares of common stock of the Company which remain available for grants of options or other awards under the 2014 Incentive Plan as of April 27, 2018, plus (iii) the number of shares that, after April 27, 2018, would again become available for issuance pursuant to the reserved share replenishment provisions of the 2014 Incentive Plan as a result of, stock options issued thereunder expiring or becoming unexercisable for any reason before being exercised in full, or, as a result of restricted stock being forfeited to the Company or repurchased by the Company pursuant to the terms of the agreements governing such shares (the shares described in clauses (ii) and (iii) of this sentence, the “Carryover Shares”). As of December 31, 2019, there were 40,621 Carryover Shares.

Form 10-K Amendment No. 1
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions
Perma-Fix
Prior to his resignation on April 6, 2020, Mr. John Climaco served as a Director of the Company and a member of the Audit and Strategic Advisory committees of the Board. Until July 11, 2017, Mr. Climaco also served as a Director of Perma-Fix Environmental Services, Inc. (NASDAQ: PESI). Further, from June 2, 2015 until July 11, 2017, Mr. Climaco served as the Executive Vice President of Perma-Fix Medical S.A., a majority-owned Polish subsidiary of Perma-Fix Environmental Services, Inc. On July 27, 2015, we entered into a Stock Subscription Agreement (the “Subscription Agreement”) and Tc-99m Supplier Agreement (the “Supply Agreement”) with Perma-Fix Medical. Under the terms of the Subscription Agreement, we invested $1 million USD in exchange for 71,429 shares of Perma-Fix Medical. Pursuant to the Supply Agreement, should Perma-Fix Medical successfully complete development of the new Tc-99m resin, Perma-Fix Medical will supply us or our preferred nuclear pharmacy supplier with Tc-99m at a preferred rate and we will purchase agreed upon quantities of such Tc-99m for our nuclear imaging operations, either directly or in conjunction with our preferred nuclear pharmacy supplier. As of December 31, 2019, the fair market value of the securities is $43 thousand. In addition, in connection with the Subscription Agreement, the Company’s President and CEO was appointed to the Supervisory Board of Perma-Fix Medical.
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

On March 5, 2020, contemporaneously with the execution and delivery of the First EBGL Amendment, Mr. Eberwein, the Chairman of the Company’s board of directors, executed and delivered a Guaranty (the “EBGL Eberwein Guaranty”) to Gerber pursuant to which he guaranteed the performance of all the EBGL Borrowers’ obligations to Gerber under the EBGL Loan Agreement, including the full payment of all indebtedness owing by the EBGL Borrowers to Gerber under or in connection with the EBGL Loan Agreement and related financing documents. Mr. Eberwein’s obligations under the EBGL Eberwein Guaranty are limited in the aggregate to the amount of (a) $500 thousand, plus (b) costs of Gerber incidental to the enforcement of the EBGL Eberwein Guaranty or any guaranteed obligations.

As a condition to the Premier Loan Agreement, Mr. Eberwein entered into a guaranty in favor of Premier, absolutely and unconditionally guaranteeing all of the borrowers’ obligations thereunder.
Eberwein Premier Participation
Pursuant to a certain Participation Agreement by and between Mr. Eberwein and Premier, which was signed on March 31, 2020 and is effective as of March 26, 2020, Mr. Eberwein purchased a ratable participation in, and assumed a ratable part of, the aggregate maximum principal amount of the outstanding balance of the loan under the Premier Loan Agreement in the amount of $250 thousand.

Form 10-K Amendment No. 1
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

As of December 31, 2019, Mr. Eberwein owned approximately 4.3% of the outstanding Digirad common stock. In addition, as of December 31, 2019, Mr. Eberwein owned 1,196,926 shares of Company Preferred Stock, and LSVI owned 0.3 million shares of Company Preferred Stock. Mr. Eberwein as the CEO of LSVM, which is the investment advisor of LSVI, and as the sole manager of LSV GP, which is the general partner of LSVI Mr. Eberwein may be deemed the beneficial owner of the securities held by LSVI. Mr. Eberwein disclaims beneficial ownership of Company Preferred Stock, except to the extent of his pecuniary interest therein.
Private Placement
Immediately prior to the closing of the ATRM Merger, Digirad issued 0.3 million shares of Company Preferred Stock in a private placement (the “Private Placement”) to LSVI for a price of $10.00 per share for total proceeds to the Company of $3.0 million. The Private Placement was made pursuant to the terms of a Stock Purchase Agreement, dated as of September 10, 2019 (the “SPA”). The shares of Company Preferred Stock sold in the Private Placement have not been registered under the Securities Act of 1933, as amended (the “Act”), and may not be resold absent registration under, or exemption from registration under, the Act.

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

In addition, prior to the effective time of the ATRM Merger, the Company entered into a put option purchase agreement with Mr. Eberwein, pursuant to which the Company has the right to require Mr. Eberwein to acquire up to 0.1 million shares of Company Preferred Stock at a price of $10.00 per share for aggregate proceeds of up to $1.0 million at any time, in the Company’s discretion, during the 12 months following the effective time of the ATRM Merger (the “Issuance Option”). In March 2020, Mr. Eberwein extended the put option agreement through June 30, 2021.

Form 10-K Amendment No. 1
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

Form 10-K Amendment No. 1
Joint Venture
On December 14, 2018, Digirad and ATRM, entered into a joint venture and formed Star Procurement, LLC (“Star Procurement”), with Digirad and ATRM each holding a 50% interest. The purpose of the joint venture is to provide the service of purchasing and selling building materials and related goods to KBS with which Star Procurement entered into a Services Agreement on January 2, 2019. In accordance with the terms of the Star Procurement Limited Liability Company Agreement, Digirad made a $1 million capital contribution to the joint venture, which was made in January 2019.

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
Waterford
On April 3, 2019, 947 Waterford, a wholly-owned subsidiary of SRE, entered into a Purchase and Sale Agreement (the “Waterford Purchase Agreement”) with KBS pursuant to which 947 Waterford closed on the purchase of certain real property and related improvements (including buildings) located in Waterford, Maine (the “Waterford Facility”) from KBS, and acquired the Waterford Facility. The purchase price of the Waterford Facility was $1 million, subject to adjustment for taxes and other charges and assessments.
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

Form 10-K Amendment No. 1
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

Director Independence
The Board has determined that each of Michael Cunnion, John Sayward, Mitchell Quain, and Dimitrios Angelis satisfy the criteria for being an “independent director” under the independence standards of Nasdaq (as currently defined in Rule 5605(a)(2) of the NASDAQ rules) and has no material relationship with the Company other than by virtue of his service on the Board. In determining the independence of our directors, the Board of Directors considered all transactions in which the Company and any director had any interest, including those discussed above. A full list of directors is set forth above under “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – Our Board of Directors.”

The Audit Committee currently consists of Messrs. Quain, Cunnion, and Sayward, with Mrs. Sayward as chairman. All members of the Audit Committee are independent directors as defined in Rule 5605(a)(2) of the NASDAQ listing rules and Rule 10A-3 under the Exchange Act, and no member of the Audit Committee participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years. Prior to his resignation form the Board of Directors on April 6, 2020, Mr. Climaco served on the Audit Committee and was an independent director as defined in applicable Nasdaq rules and Rule 10A-3. Mr. Cunnion was appointed to the Audit Committee following Mr. Climaco’s resignation.

The Compensation Committee currently consists of Messrs. Angelis, Sayward and Cunnion, with Mr. Cunnion as chairman. All members of the Compensation Committee are independent directors as determined in accordance with the Compensation Committee charter and applicable Nasdaq listing rules (Rule 5605(a)(2) of the NASDAQ listing rules).

The Corporate Governance Committee currently consists of Messrs. Eberwein, Quain and Angelis, with Mr. Angelis serving as chairman. All members of the Corporate Governance Committee are independent directors (as defined in Rule 5605(a)(2) of the NASDAQ listing rules), other than Mr. Eberwein. On April 17, 2020, our Board of Directors determined that Mr. Eberwein is no longer independent under the Nasdaq listing rules. Nasdaq Rule 5605(e)(3) permits one non-independent director to serve on the Corporate Governance Committee for a period of up to two years if the Board of Directors has determined that it is in the best interests of the Company and its shareholders. Our Board of Directors has determined that it is in the best interests of the Company and its shareholders for Mr. Eberwein to serve on the Corporate Governance Committee due to his finance expertise, extensive contacts and longtime experience with the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Principal Accounting Fees
In connection with the audit of the 2019 consolidated financial statements, we entered into an engagement agreement with BDO USA, LLP which sets forth the terms by which BDO USA, LLP has performed audit and related professional services for us.
The following table sets forth the aggregate accounting fees paid by us for the past two fiscal years ended December 31, 2019 and 2018. The below fees were paid to the firm BDO USA, LLP; no other accounting firm was retained to perform the identified accounting work for us. All non-audit related services in the table were pre-approved and/or ratified by the Audit Committee of our Board of Directors.

Form 10-K Amendment No. 1

	For the years ended December 31
Type of Fee	2019	2018
	(in thousands)
Audit Fees	$786.4	$369.8
Audit Related Fees	—	—
Tax Fees	139.2	135.3
Totals	$925.6	$505.1
Types of Fees Explanation
Audit Fees. Audit fees were incurred for accounting services rendered for the audit of our annual consolidated financial statements and reviews of quarterly consolidated financial statements.
Audit-Related Fees. These fees relate to professional services not included in the Audit Fees category and include professional services related to entering into other advisory services. There were no Audit-Related Fees billed for fiscal years ended December 31, 2019 and 2018.
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
With respect to the professional services rendered, the Audit Committee had determined that the rendering of all non-audit services by BDO USA, LLP was compatible with maintaining the auditor’s independence and had pre-approved all such services.

Form 10-K Amendment No. 1
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:
1. Financial Statements

The financial statements of Digirad Corporation listed below were set forth in Item 8 of the Original Report:

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

Form 10-K Amendment No. 1
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

Form 10-K Amendment No. 1

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

Form 10-K Amendment No. 1

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

Form 10-K Amendment No. 1

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

Form 10-K Amendment No. 1

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

Form 10-K Amendment No. 1

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

10.63
First Amendment to Loan and Security Agreement, dated February 20, 2020, by and among Star Real Estate Holdings USA, Inc., 300 Park Street, LLC, 947 Waterford Road, LLC, 56 Mechanic Falls Road, LLC and Gerber Finance Inc. (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).

10.64
First Amendment to Loan and Security Agreement Dated January 31, 2020, dated as of March 5, 2020, by and among Gerber Finance Inc., EdgeBuilder, Inc. and Glenbrook Building Supply, Inc.; and Consent and as a Fourteenth Amendment to Loan and Security Agreement Dated February 23, 2016, by and among Gerber Finance Inc., KBS Builders, Inc., ATRM Holdings, Inc. and Digirad Corporation. (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).

10.65*#	Severance Agreement, dated January 28, 2014, between Digirad Corporation and Martin B. Shirley.

21.1	Subsidiaries of Digirad Corporation (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).

24.1	Power Power of Attorney (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).

31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).

31.3*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+
Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).

32.2+
Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(furnished with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2019).

101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan.

Form 10-K Amendment No. 1

*	Filed herewith.
**	Original exhibits filed electronically with the Original Report.

+	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Digirad Corporation under the Securities and Exchange Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, whether made before or after the date of this 10-K, irrespective of any general incorporation language contained in such filings.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGIRAD CORPORATION

Dated: April 17, 2020	By:	/S/ Matthew G. Molchan
	Name:	Matthew G. Molchan
	Title:	President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ MATTHEW G. MOLCHAN	Director, President, and Chief Executive Officer	April 17, 2020
Matthew G. Molchan	(Principal Executive Officer)
/S/ *	Chief Financial Officer and Chief Operating Officer	April 17, 2020
David J. Noble	(Principal Financial and Accounting Officer)
/S/ *	Director	April 17, 2020
Jeffrey E. Eberwein	(Chairman of the Board of Directors)
/S/ *	Director	April 17, 2020
Mitchell I. Quain
/S/ *	Director	April 17, 2020
Michael A. Cunnion
/S/ *	Director	April 17, 2020
John W. Sayward
/S/ *	Director	April 17, 2020
Dimitrios J. Angelis

* By /s/ MATTHEW G. MOLCHAN
Matthew G. Molchan, Attorney-in-fact