Form 10-Q
period 2020-03-31
DIGIRAD CORP
filed 2020-05-15
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-35947
Digirad Corporation
(Exact name of registrant as specified in its charter)

Delaware			33-0145723
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

1048 Industrial Court,	Suwanee	GA	30024
(Address of Principal Executive Offices)			(Zip Code)
(858) 726-1600
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DRAD	NASDAQ Global Market
Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share	DRADP	NASDAQ Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒
As of May 8, 2020, the registrant had 2,055,158 shares of Common Stock ($0.0001 par value) outstanding.

DIGIRAD CORPORATION

Important Information Regarding Forward-Looking Statements
Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations, and projections regarding our business strategies, market potential, future financial performance, industry, and other matters. This includes, in particular, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, as well as other portions of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause our actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. The most significant of these risks, uncertainties, and other factors are described in “Item 1A — Risk Factors” of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission on March 9, 2020. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except for per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Healthcare	$23,342	$23,912
Building and Construction	5,484	—
Real Estate and Investments	31	—
Total revenues	28,857	23,912

Cost of revenues:
Healthcare	19,270	19,931
Building and Construction	5,081	—
Real Estate and Investments	65	—
Total cost of revenues	24,416	19,931

Gross profit	4,441	3,981

Operating expenses:
Marketing, sales and general and administrative expenses	6,228	4,833
Amortization of intangible assets	817	283
Total operating expenses	7,045	5,116

Loss from operations	(2,604)	(1,135)

Other expense:
Other income (expense), net	160	(198)
Interest expense, net	(475)	(181)
Loss on extinguishment of debt	—	(151)
Total other expense	(315)	(530)

Loss before income taxes	(2,919)	(1,665)
Income tax (expense) benefit	(34)	8
Net loss	(2,953)	(1,657)
Deemed dividend on Series A redeemable preferred stock	(484)	—
Net loss attributable to common shareholders	$(3,437)	$(1,657)

Net loss per share, attributable to common shareholders — basic and diluted:	$(1.67)	$(0.82)

Net loss	$(2,953)	$(1,657)
Other comprehensive (loss) income:
Reclassification of tax provision impact	—	22
Total other comprehensive income	—	22
Comprehensive loss	$(2,953)	$(1,635)
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,423	$1,821
Restricted cash	169	240
Equity securities	18	26
Accounts receivable, net	14,933	18,571
Inventories, net	6,617	7,097
Other current assets	1,416	1,794
Total current assets	24,576	29,549
Property and equipment, net	20,762	22,138
Operating lease right-of-use assets, net	5,310	4,827
Intangible assets, net	22,087	22,903
Goodwill	9,978	9,978
Other assets	1,094	1,165
Total assets	$83,807	$90,560

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,623	$8,932
Accrued compensation	3,456	4,579
Accrued warranty	347	421
Deferred revenue	1,626	1,786
Short-term debt and current portion of long-term debt	1,211	4,036
Payable to related parties	2,034	1,920
Operating lease liabilities	2,009	1,866
Other current liabilities	4,067	4,638
Total current liabilities	22,373	28,178
Long-term debt, net of current portion	18,775	17,038
Deferred tax liabilities	43	23
Operating lease liabilities, net of current portion	3,404	3,073
Other liabilities	1,359	1,551
Total liabilities	45,954	49,863

Commitments and contingencies (Note 9)

Preferred stock, $0.0001 par value: 10,000,000 shares authorized: 10% Series A Cumulative Redeemable preferred stock, 8,000,000 shares liquidation preference ($10.00 per share), 1,915,637 shares issued or outstanding at March 31, 2020 and December 31, 2019, respectively	20,086	19,602

Stockholders’ equity:
Common stock, $0.0001 par value: 30,000,000 shares authorized; 2,055,158 and 2,050,659 shares issued and outstanding (net of treasury shares) at March 31, 2020 and December 31, 2019, respectively	—	—
Treasury stock, at cost; 258,849 shares at March 31, 2020 and December 31, 2019, respectively	(5,728)	(5,728)
Additional paid-in capital	144,977	145,352
Accumulated deficit	(121,482)	(118,529)
Total stockholders’ equity	17,767	21,095
Total liabilities, mezzanine equity and stockholders’ equity	$83,807	$90,560

See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(2,953)	$(1,657)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,593	1,526
Amortization of intangible assets	814	283
Provision for bad debt	32	75
Stock-based compensation	109	112
Amortization of loan issuance costs	31	8
Debt issuance costs written-off	—	151
Loss (gain) on sale of assets	180	(42)
Deferred income taxes	20	(16)
Other, net	26	(28)
Changes in operating assets and liabilities:
Accounts receivable	3,606	(794)
Inventories	481	8
Other assets	154	(454)
Accounts payable	(1,525)	(664)
Accrued compensation	(1,123)	(616)
Deferred revenue	(166)	(273)
Operating lease liabilities	(2)	(11)
Other liabilities	(654)	207
Net cash provided by (used in) operating activities	623	(2,185)

Investing activities
Purchases of property and equipment	(158)	(387)
Proceeds from sale of property and equipment	23	257
Proceeds from sales of equity securities	—	140
Payments to acquire interest in joint ventures	—	(1,000)
Net cash used in investing activities	(135)	(990)

Financing activities
Proceeds from borrowings	31,996	23,517
Repayment of debt	(32,407)	(20,500)
Loan issuance costs	(317)	(381)
Taxes paid related to net share settlement of equity awards	—	(24)
Repayment of obligations under finance leases	(229)	(184)
Net cash (used in) provided by financing activities	(957)	2,428
Net decrease in cash, cash equivalents, and restricted cash	(469)	(747)
Cash, cash equivalents, and restricted cash at beginning of period	2,061	1,813
Cash, cash equivalents, and restricted cash at end of period	$1,592	$1,066
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Redeemable Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	1,916	$19,602	2,050	$—	$(5,728)	$145,352	$—	$(118,529)	$21,095
Stock-based compensation	—	—	—	—	—	109	—	—	109
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	5	—	—	—	—	—	—
Accrued dividend on redeemable preferred stock	—	484	—	—	—	(484)	—	—	(484)
Net loss	—	—	—	—	—	—	—	(2,953)	(2,953)
Balance at March 31, 2020	1,916	$20,086	2,055	$—	$(5,728)	$144,977	$—	$(121,482)	$17,767

	Common stock		Treasury Stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2018	2,025	$—	$(5,728)	$145,430	$(22)	$(113,880)	$25,800
Stock-based compensation	—	—	—	112	—	—	112
Shares issued under stock incentive plans, net of shares withheld for employee taxes	6	—	—	(24)	—	—	(24)
Reclassification of other-than-temporary losses on available-for-sale securities included in net income	—	—	—	—	22	—	22
Net loss	—	—	—	—	—	(1,657)	(1,657)
Balance at March 31, 2019	2,031	$—	$(5,728)	$145,518	$—	$(115,537)	$24,253
See accompanying notes to unaudited consolidated financial statements.

DIGIRAD CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Basis of Presentation
The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The unaudited condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited consolidated financial statements for our fiscal year ended December 31, 2019, filed with the SEC on Form 10-K on March 9, 2020, include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations, cash flows, and balance sheets for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.
On March 11, 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, COVID-19, a global pandemic, which continues to spread throughout the United States and around the world. Governmental authorities in the states in which we operate issued social distancing orders, which orders have required businesses in subject jurisdictions to cease non-essential operations at physical locations in those locations, unless exempted, rescinded, or amended. Accordingly, to comply with applicable regulations and to safeguard the health and safety of our employees and customers, we have temporarily reduced our business operations.
On April 1, 2020, we also announced that in response to the COVID-19 pandemic, we planned to furlough certain employees (without pay, but with our payment of health insurance) and that we would institute a 20% salary reduction for most of our salaried employees and reduce the number of working hours of most of our hourly employees by 20%. These reductions, which apply to our healthcare division, were effective as of April 6, 2020, and remained in effect until May 15, 2020, subject to extension or adjustment developments surrounding the COVID-19 pandemic. Throughout the COVID-19 pandemic, our building and construction division has furloughed employees or reduced employee hours based on fluctuations in demand for our products.
This partial disruption, although expected to be temporary, may impact our operations and overall business. The impact of COVID-19 is evolving rapidly and its future effects are uncertain. Given the uncertainty of the situation, the duration of the disruption and related financial impact cannot be reasonably estimated at this time. We will continue to evaluate the impact of the COVID-19 pandemic on our business as we learn more and the impact of COVID-19 on our industry becomes clearer. See Note 14, Subsequent event, for further discussion.
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
At the effective time of the ATRM Merger, (i) each share of ATRM common stock was converted into the right to receive three one-hundredths (0.03) of a share of 10.0% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, of the Company (“Company Preferred Stock”) and (ii) each share of ATRM 10.00% Series B Cumulative Preferred Stock, par value $0.001 per share (“ATRM Preferred Stock”), converted into the right to receive two and one-half (2.5) shares of Company Preferred Stock, for an approximate aggregate total of 1.6 million shares of Company Preferred Stock. No fractional shares of Company Preferred Stock were issued to any ATRM shareholder in the ATRM Merger. Each ATRM shareholder who would otherwise have been entitled to receive a fraction of a share of Company common stock in the ATRM Merger received one whole share of Company Preferred Stock. See Note 4, Merger, within the notes to our unaudited condensed consolidated financial statements for further detail.
Mezzanine Equity
Pursuant to the Certificate of Designations, Rights and Preferences of 10% Series A Cumulative Perpetual Preferred Stock of Digirad Corporation (the “Certificate of Designations”), upon a Change of Control Triggering Event, as defined in the Certificate of Designations, holders of the Company Preferred Stock may require the Company to redeem the Company Preferred Stock at a price of $10.00 per share, plus any accumulated and unpaid dividends (a “Change of Control Redemption”). As this redemption feature of the shares is not solely within the control of Digirad, the equity of Digirad does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes Company Preferred Stock as mezzanine equity in the unaudited condensed consolidated financial statements. Company Preferred Stock is not redeemable and it was not probable that the Company Preferred Stock would become redeemable as of March 31, 2020.
In addition to a Change of Control Redemption, the Certificate of Designations also provides that the Company may redeem (at its option, in whole or in part) the Company Preferred Stock following the fifth anniversary of issuance of the Company Preferred Stock, at a cash redemption price of $10.00 per share, plus any accumulated and unpaid dividends.
Liquidity
The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. We incurred net losses from operations of approximately $2.6 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively. We have an accumulated deficit of $121.5 million and $118.5 million as of March 31, 2020 and 2019, respectively. However, we were able to generate positive cash flow from operations of $0.6 million for the three months ended March 31, 2020 compared to a negative cash flow from operations of $2.2 million for the same prior year period in 2019.
As of March 31, 2020, we had approximately $1.2 million in third party credit facilities and $2.0 million in related party notes coming due in the current business cycle. As noted below, we have a covenant breach with Gerber. In January 2020, as discussed more fully below, we refinanced our debt with Gerber and Premier and reset the debt covenants with these lenders.

The operating losses resulted predominantly from our Building and Construction division. As a part of the ATRM Merger, ATRM has restructured operations to focus more on higher value added properties and larger commercial projects with the goal of increasing sales prices and increasing margins.
Should the Company not be able to increase sales and profit margins in the Building and Construction division, the Company may require additional support. To this end, a significant shareholder and lender has committed to provide financial support to the Company by providing written assurances that he will (a) not call approximately $2.0 million of related party debt when it becomes due in October 2020; and (b) extend through June 2021 the Company’s put option with this shareholder of $1.0 million in Series A Cumulative Perpetual Preferred stock. Management believes that the Company has the liquidity and operations to continue to support the business through the next 12 months from the issuance of this Quarterly Report. The Company’s ability to continue as a going concern is dependent on its ability to execute its plans.
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
Recently Adopted Accounting Standards
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company early adopted ASU 2018-15 beginning January 1, 2019, and applied the guidance prospectively to the implementation costs incurred in its NetSuite ERP implementation. As of March 31, 2020, the Company has capitalized $0.5 million of implementation costs.
New Accounting Standards To Be Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. This update is effective for annual periods beginning after December 15, 2022, and interim periods within those periods, and early adoption is permitted. We expect to adopt the standard on its effective date in the first quarter of 2023. We believe the adoption will modify the way we analyze financial instruments, but currently do not expect the adoption to have a material financial impact on our consolidated financial statements.

Note 2. Revenue
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

Disaggregation of Revenue
The following tables present our revenues for the three months ended March 31, 2020 and 2019, disaggregated by major source (in thousands):

	Three Months Ended March 31, 2020
	Diagnostic Services	Diagnostic Imaging	Mobile Healthcare	Building and Construction	Real Estate and Investments	Total
Major Goods/Service Lines
Mobile Imaging	$10,602	$—	$7,261	$—	$—	$17,863
Camera	—	1,339	—	—	—	1,339
Camera Support	—	1,522	—	—	—	1,522
Healthcare Revenue from Contracts with Customers	10,602	2,861	7,261	—	—	20,724
Lease Income	212	—	2,406	84	—	2,702
Building and Construction	—	—	—	5,400	—	5,400
Real Estate and Investments	—	—	—	—	31	31
Total Revenues	$10,814	$2,861	$9,667	$5,484	$31	$28,857

Timing of Revenue Recognition
Services and goods transferred over time	$10,814	$1,487	$9,574	$84	$—	$21,959
Services and goods transferred at a point in time	—	1,374	93	5,400	31	6,898
Total Revenues	$10,814	$2,861	$9,667	$5,484	$31	$28,857

	Three Months Ended March 31, 2019
	Diagnostic Services	Diagnostic Imaging	Mobile Healthcare	Total
Major Goods/Service Lines
Mobile Imaging	$11,585	$—	$7,494	$19,079
Camera	—	804	—	804
Camera Support	—	1,719	—	1,719
Healthcare Revenue from Contracts with Customers	11,585	2,523	7,494	21,602
Lease Income	141	—	2,169	2,310
Building and construction	—	—	—	—
Real Estate and Investments	—	—	—	—
Total Revenues	$11,726	$2,523	$9,663	$23,912

Timing of Revenue Recognition
Services and goods transferred over time	$11,726	$1,551	$9,525	$22,802
Services and goods transferred at a point in time	—	972	138	1,110
Total Revenues	$11,726	$2,523	$9,663	$23,912

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

Deferred Revenues
We record deferred revenues when cash payments are received or due in advance of our performance, including amounts that are refundable. We have determined our contracts do not include a significant financing component. The majority of our deferred revenue relates to payments received on camera support post-warranty service contracts, which are billed at the beginning of the annual contract period or at periodic intervals (e.g.,monthly, quarterly, or annually).
Changes in the deferred revenues for three months ended March 31, 2020, is as follows (in thousands):

Balance at December 31, 2019	$1,801
Revenue recognized that was included in balance at beginning of the year	(778)
Deferred revenue, net, related to contracts entered into during the year	623
Balance at March 31, 2020	$1,646
Included in the balances above as of March 31, 2020 and December 31, 2019 is non-current deferred revenue included in other liabilities of $20 thousand and $15 thousand, respectively.
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

Note 3. Basic and Diluted Net Income (Loss) Per Share
For the three months ended March 31, 2020 and 2019, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is calculated to give effect to all dilutive securities, if applicable, using the treasury stock method. In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.
The following table sets forth the reconciliation of shares used to compute basic and diluted net (loss) income per share for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(2,953)	$(1,657)
Deemed dividend on Series A redeemable preferred stock	(484)	—
Net loss attributable to common shareholders	$(3,437)	$(1,657)

Denominator:
Weighted average shares outstanding - basic	2,055	2,028
Dilutive potential common shares:
Stock options	—	—
Restricted stock units	—	—
Weighted average shares outstanding - diluted	2,055	2,028

Net loss per common share - basic and diluted
Net loss per share, continuing operations	$(1.44)	$(0.82)
Preferred dividends per share	(0.23)	—
Net loss per common share—basic and diluted	$(1.67)	$(0.82)
The computation of diluted earnings per share excludes stock options and stock units that are anti-dilutive. The following common stock equivalents were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options	54	56
Restricted stock units	13	24
Total	67	80

Note 4. Merger
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
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the ATRM Acquisition Date (in thousands):

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
Goodwill and intangibles of $8.2 million and $19.5 million, respectively, were assigned to the segments. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of ATRM. As of March 31, 2020, there were no changes in the recognized amounts of goodwill resulting from the acquisition of ATRM.
The Company recognized $2.3 million of acquisition related costs including legal, accounting that were expensed in 2019.
The amounts of revenue and earnings of ATRM included in the Company’s condensed consolidated statement of operations from the ATRM Acquisition Date to the period ending March 31, 2020 are as follows (in thousands):

Revenue	$5,515
Net loss	$(1,502)

The following represents the pro forma condensed consolidated statement of operations as if ATRM had been included in the consolidated results of the Company for the three months ending March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue	$28,857	$31,247
Net loss	$(2,844)	$(2,892)
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of ATRM to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment and intangible assets had been applied on January 1, 2019, together with the consequential tax effects.

Note 5. Supplementary Balance Sheet Information
The components of inventories are as follows (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$3,855	$4,309
Work-in-process	2,723	2,710
Finished goods	352	461
Total inventories	6,930	7,480
Less reserve for excess and obsolete inventories	(313)	(383)
Total inventories, net	$6,617	$7,097
Property and equipment consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Land	$995	$995
Buildings and leasehold improvements	5,451	5,451
Machinery and equipment	57,388	57,417
Total property and equipment	63,834	63,863
Less accumulated depreciation	(43,072)	(41,725)
Total property and equipment, net	$20,762	$22,138

In April 2019, Digirad purchased three manufacturing facilities, including land, in Maine that manufacture modular buildings (two of which were purchased from KBS Builders, Inc., a wholly-owned subsidiary of ATRM (“KBS”)) for $5.2 million and leased those three properties to KBS. KBS subleased the manufacturing building located in Waterford, Maine to North Country Steel Inc., a Maine corporation with an initial 5 year term rental agreement, commenced on September 6, 2019. The rental agreement is structured with a monthly payment arrangement and is accounted for as operating lease. Refer to lease income discussed in Note 2, Revenue.
Note 6. Leases
Lessee
We have operating and finance leases for corporate offices, vehicles, and certain equipment. Our leases have remaining lease terms of 1 year to 7 years, some of which include options to extend the leases and some of which include options to terminate the leases within 1 year. Operating leases are included separately in the unaudited condensed consolidated balance sheets and finance lease assets are included in property and equipment with the related liabilities included in other current liabilities and other liabilities in the condensed consolidated balance sheets.
The components of lease expense are as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost	$556	$326

Finance lease cost:
Amortization of finance lease assets	$183	$53
Interest on finance lease liabilities	34	33
Total finance lease cost	$217	$86

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$545	$287
Operating cash flows from finance leases	$34	$33
Financing cash flows from finance leases	$229	$184

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,161	$323
Finance leases	$25	$145
Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2020	December 31, 2019
Operating lease right-of-use assets, net	$5,310	$4,827

Operating lease liabilities	$2,009	$1,866
Operating lease liabilities, net of current	3,404	3,073
Total operating lease liabilities	$5,413	$4,939

Finance lease assets	$4,244	$4,541
Finance lease accumulated amortization	(1,580)	(1,701)
Finance lease assets, net	$2,664	$2,840

Finance lease liabilities	$923	$934
Finance lease liabilities, net of current	1,292	1,512
Total finance lease liabilities	$2,215	$2,446

Weighted-Average Remaining Lease Term (in years)
Operating leases	3.0	2.9
Finance leases	2.5	2.7

Weighted-Average Discount Rate
Operating leases	5.32%	5.45%
Finance leases	6.00%	6.34%
We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of March 31, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
2020 (excludes the three-months ended March 31, 2020)	$1,722	$770
2021	1,854	989
2022	1,106	466
2023	673	151
2024 and thereafter	552	7
Total future minimum lease payments	$5,907	$2,383
Less amounts representing interest	494	168
Present value of lease obligations	$5,413	$2,215

Note 7. Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our financial assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at March 31, 2020 and December 31, 2019 (in thousands).

	Fair Value as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Equity securities	$18	$26	$—	$44
Total	$18	$26	$—	$44

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Equity securities	$26	$43	$—	$69
Lumber derivative contracts	10	—	—	10
Total	$36	$43	$—	$79
The investment in equity securities consists of common stock of publicly traded companies. The Company occasionally enters into lumber derivative contracts in order to protect its gross profit margins from fluctuations caused by volatility in lumber prices. At March 31, 2020, the Company had no lumber derivative contracts.
The level 1 and 2 securities and derivative contracts are included in other assets on the Company’s condensed unaudited consolidated balance sheet. The fair values are based on the closing prices observed on March 31, 2020. During the three months ended March 31, 2020 and March 31, 2019, the Company recorded unrealized losses and gains of $26 thousand and $28 thousand, respectively, in the condensed unaudited consolidated statement of operations.
We did not reclassify any investments between levels in the fair value hierarchy during the three months ended March 31, 2020.
The fair values of the Company’s revolving credit facility approximate carrying value due to the variable rate nature of these borrowings.
Note 8. Debt
A summary of the Company’s revolving credit facilities and related party notes are as follows (in thousands):

	March 31, 2020		December 31, 2019
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - Gerber KBS	$600	6.00%	$1,111	7.50%
Revolving Credit Facility - Premier	—	—%	2,925	6.25%
Total Short Term Revolving Credit Facility	$600	6.00%	$4,036	6.59%
Revolving Credit Facility - SNB	$15,321	3.49%	$17,038	4.26%
Revolving Credit Facility - Gerber EBGL	1,279	6.00%	—	—%
Total Long Term Revolving Credit Facility	$16,600	3.68%	$17,038	4.26%
LSV Co-Invest I Promissory Note (“January Note”)	$631	12.00%	$595	12.00%
LSV Co-Invest I Promissory Note (“June Note”)	1,086	12.00%	1,023	12.00%
LSVM Note	317	12.00%	302	12.00%
Total Notes Payable To Related Parties	$2,034	12.00%	$1,920	12.00%

Term Loan Facilities
The following table presents the Star and Premier term loans balance net of unamortized debt issuance costs as of March 31, 2020 (in thousands):

March 31, 2020
Amount
Gerber - Star Term Loan	$2,350
Premier - Term Loan	974
Total Principal	3,324
Unamortized debt issuance costs	(538)
Total	$2,786

Digirad Loan Agreement
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “SNB Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers (collectively, the “SNB Borrowers”); the Company, as guarantor; and Sterling National Bank, a national banking association, as lender (“Sterling” or “SNB”).
The SNB Loan Agreement is a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for both revolving loans and outstanding letter of credit obligations (the “SNB Credit Facility”). Under the SNB Credit Facility, the SNB Borrowers can request the issuance of letters of credit in an aggregate amount not to exceed $0.5 million at any one time outstanding. As of March 31, 2020, the Company had $0.1 million of letters of credit outstanding and had additional borrowing capacity of $4.7 million.
At the SNB Borrowers’ option, the SNB Credit Facility will bear interest at either (i) a Floating LIBOR Rate, as defined in the SNB Loan Agreement, plus a margin of 2.50% per annum; or (ii) a Fixed LIBOR Rate, as defined in the SNB Loan Agreement, plus a margin of 2.25% per annum.
The Company used a portion of the financing made available under the SNB Credit Facility to refinance and terminate, effective as of March 29, 2019, its previous credit facility with Comerica Bank, a Texas banking association (“Comerica”).
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
At March 31, 2020, Digirad was in compliance with SNB covenants.
ATRM Promissory Notes
See Note 12, Related Party Transactions, for information regarding certain ATRM promissory notes that are outstanding.

KBS Loan Agreement
On February 23, 2016, ATRM, KBS and Main Modular Haulers, Inc. (a subsidiary of ATRM) entered into a Loan and Security Agreement, (as amended, the “KBS Loan Agreement”), with Gerber Finance Inc. (“Gerber”). The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory and other collateral. The KBS Loan Agreement, which was scheduled to expire on February 22, 2018, has been automatically extended for successive one (1) year periods in accordance with its terms and is now scheduled to expire on February 22, 2021. The KBS Loan Agreement will be automatically extended for another one (1) year period unless a party thereto provides prior written notice of termination. As of March 31, 2020, neither parties has provided notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the KBS Loan Agreement. The KBS Loan Agreement contains representations, warranties, affirmative and negative covenants, defined events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintain a maximum leverage ratio (as defined in the KBS Loan Agreement) and KBS not incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement.
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
On September 10, 2019, the parties of the KBS Loan Agreement entered into a Consent and Acknowledgment Agreement and Twelfth Amendment to Loan Agreement (the “Twelfth Amendment”), by and among Gerber, KBS, ATRM and the Company, pursuant to which the Company agreed to guarantee amounts borrowed by certain ATRM’s subsidiaries from Gerber. The Twelfth Amendment requires the Company to serve as an additional guarantor with the existing guarantor, ATRM, with respect to the payment, performance and discharge of each and every obligation of payment and performance by the borrowing subsidiaries with respect to the loans made by Gerber to them. The Twelfth Amendment also provides that upon payment in full of the EBGL Obligations (as defined therein), the amount of the Cash Collateral (as defined therein) will be reduced to $0.3 million. Additionally, ATRM had on deposit $0.2 million in a collateral account maintained with Gerber to secure the loans under the KBS Loan Agreement which was returned to ATRM in November 2019.
On January 31, 2020, the Company, ATRM, KBS and Gerber entered into a Thirteenth Amendment to Loan and Security Agreement (the “Thirteenth Amendment”) to amend the terms of the KBS Loan Agreement, in order to, among other things (a) amend the definitions of “Ancillary Credit Parties,” “Guarantor,” “Obligations,” and “Subordinated Lender” to address the obligations of the Star Borrowers, the EBGL Borrowers, the Star Credit Parties, and the EBGL Credit Parties under the Star Loan Agreement, EBGL Loan Agreement and the Subordination Agreements (each as defined below) to which they are a party and (b) add a new cross default provision. As of March 31, 2020, approximately $0.6 million was outstanding under the KBS Loan Agreement.
On March 5, 2020, in connection with the First EBGL Amendment, Gerber, KBS, ATRM and the Company entered into a Consent and as a Fourteenth Amendment to Loan and Security Agreement that amended the KBS Loan Agreement (the “Consent and Fourteenth Amendment”). Under the terms of the Consent and Fourteenth Amendment, the parties thereto (and the subordinated creditors that consented thereto) consented to the First EBGL Amendment and agreed that cash collateral would no longer be part of the borrowing base and that the borrowing base would no longer be based on cash availability for purposes of the KBS Loan Agreement.
On April 1, 2020, Gerber and KBS entered into a Fifteenth Amendment to Loan Agreement (the “Fifteenth Amendment”) pursuant to which the “Minimum Average Monthly Loan Amount” under the KBS Loan Agreement was decreased to twenty-five percent (25%) of the Maximum Revolving Amount (as defined in the KBS Loan Agreement).

EBGL Premier Note

On June 30, 2017, EdgeBuilder and Glenbrook (together, EBGL) entered into a Revolving Credit Loan Agreement (as amended, the “Premier Loan Agreement”) with Premier Bank (“Premier”) providing EBGL with a working capital line of credit of up to $3.0 million. The Premier Loan Agreement replaced the prior revolving credit facility under a loan and security agreement with Gerber (the “EBGL Loan Agreement”), which was terminated on the same date and all obligations of EBGL and ATRM in favor of Gerber in connection with the EBGL Loan Agreement were extinguished.

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

On January 31, 2020, contemporaneously with the execution and delivery of the Star Loan Agreement and EBGL Loan Agreement described below, Glenbrook and EdgeBuilder entered into an Extension and Modification Agreement (the “Modification Agreement”) with Premier that modified the terms of that certain Revolving Credit Promissory Note (the “Premier Note”) made by Glenbrook and EdgeBuilder pursuant to that the Premier Loan Agreement. Pursuant to the Modification Agreement, the amount of indebtedness evidenced by the Premier Note was reduced to $1.0 million, and the Premier Note was modified to, among other things: (a) extend the Final Maturity Date (as defined in the Premier Note) of the Premier Note to January 31, 2023, and (b) set the interest that the Premier Note will bear at 5.75% per annum. As a condition to close and to then later extend the term of the Premier Loan Agreement, ATRM and Mr. Eberwein executed a guaranty in favor of Premier, which has, through the multiple extensions described above, been extended through January 1, 2023, under which ATRM and Mr. Eberwein have absolutely and unconditionally guaranteed all of EBGL’s obligations under the Premier Loan Agreement. As of March 31, 2020, approximately $1.0 million was outstanding under the Premier Loan Agreement.

Gerber Star and EBGL Loans

On January 31, 2020, SRE, 947 Waterford Road, LLC (“947 Waterford”), 300 Park Street, LLC (“300 Park”), and 56 Mechanic Falls Road, LLC (“56 Mechanic” and together with SRE, 947 Waterford, and 300 Park, (the “Star Borrowers”), each an Investments Subsidiary, and the Company, ATRM, KBS, EdgeBuilder, and Glenbrook (collectively, the “Star Credit Parties”), entered into a Loan and Security Agreement (as amended, the “Star Loan Agreement”) with Gerber providing the Star Borrowers with a credit facility with borrowing availability of up to $2.5 million ($2.0 million and $0.5 million to KBS and EBGL, respectively) (the “Star Term Loan”). The advance of $2.0 million to KBS is to be repaid in monthly installments of sixty (60) consecutive equal payments. The advance of $0.5 million to EBGL, which has been temporarily increased by $0.3 million due to be repaid on April 30, 2020, is to be repaid in monthly installments of twelve (12) consecutive equal payments. On February 20, 2020, the Star Borrowers entered into a First Amendment to Loan and Security Agreement (the “First Star Amendment”) with Gerber that amended the Star Loan Agreement in order to (i) temporarily advance $0.3 million to EBGL, which amount was, prior to the Second Star Amended described below, to be repaid to Gerber on or before April 30, 2020; (ii) clarify that Gerber can make multiple advances under the Star Loan Agreement, and (iii) to correct the maturity date of the Star Term Loan. On April 30, 2020, the Star Borrowers entered into a Second Amendment to Loan and Security Agreement (the “Second Star Amendment”) with Gerber that amended the Star Loan Agreement in order to change terms of repayment for the advance of $0.3 million to EBGL provided for under the First Star Amendment. Under the terms of the Second Star Amendment, the advance of $0.3 million to EBGL is to be repaid in three (3) consecutive equal monthly installments on the thirtieth (30th) day in each calendar month, commencing May 30, 2020, and in a final installment on or before July 31, 2020. As of March 31, 2020, approximately $2.4 million was outstanding under the Star Loan Agreement.

On January 31, 2020, EdgeBuilder and Glenbrook (the “EBGL Borrowers”), each a Construction Subsidiary, and the Company, Star, 947 Waterford, 300 Park, 56 Mechanic, ATRM, and KBS (collectively, the “EBGL Credit Parties”), entered into a Loan and Security Agreement (the “EBGL Loan Agreement”) with Gerber providing the EBGL Borrowers with a credit facility with borrowing availability of up to $3.0 million (the “EBGL Loan”). On March 5, 2020, the EBGL Borrowers entered into a First Amendment to Loan and Security Agreement (the “First EBGL Amendment”) with Gerber that amended the EBGL Loan Agreement and the KBS Loan Agreement in order to, among other things, include a pledge $0.3 million of cash collateral by LSVI under the EBGL Loan Agreement which, prior to the First EBGL Amendment, was pledged by LSVI in connection with the KBS Loan Agreement. As of March 31, 2020, approximately $1.3 million was outstanding under the EBGL Loan Agreement.

Availability under the Star Loan Agreement is based on a formula tied to the value of real estate owned by the Star Borrowers, and borrowings bear interest at the prime rate plus 3.5% per annum. Availability under the EBGL Loan Agreement is based on a formula tied to the EBGL Borrowers’ eligible accounts receivable and inventory, and borrowings bear interest at the prime rate plus 2.75% per annum. The Loan Agreements also provide for certain fees payable to Gerber during their respective terms. The Star Term Loan matures on the earlier of (a) January 1, 2025 or (b) the termination, the maturity or repayment of the EBGL Loan. The EBGL Loan matures on the earlier of (a) January 1, 2022, unless extended, or (b) the termination, the maturity or repayment of the Star Term Loan. The maturity of the EBGL Loan is automatically extended for successive periods of one (1) year each unless terminated by Gerber or the EBGL Borrowers.

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

Note 9. Commitments and Contingencies
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
For the three months ended March 31, 2020, the Company recorded an income tax expense of $34 thousand. For the three months ended March 31, 2019, the Company recorded an income tax benefit of $8 thousand within continuing operations.
As of March 31, 2020, we had unrecognized tax benefits of approximately $2.8 million related to uncertain tax positions. Included in the unrecognized tax benefits were $2.3 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.
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
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). There were several income tax provisions included in the CARES Act, as well as other non-tax matters incorporated into law as a result of the enactment of the CARES Act.
Under the CARES Act, net operating losses generated in tax years 2018, 2019, and 2020 can be carried back five years, allowing corporate taxpayers to amend earlier tax returns and potentially obtain a tax refund. In addition, losses generated and utilized prior to January 1, 2021 are not subject to the 80 percent limitation that was previously applied to losses generated after December 31, 2017 under the Tax Cuts and Jobs Act of 2017. The Company doesn’t currently estimate that any tax will be recoverable from these tax provisions and therefore does not anticipate there to be a material impact from these provisions on the Company’s income tax balances in its current year financial statements.
The Tax Cuts and Jobs Act of 2017 limited interest deductions to 30% of adjusted taxable income ("ATI"). The CARES Act increases the limitation to 50 percent of adjusted taxable income for tax years 2019 or 2020, thereby raising the limitation ceiling and potentially allowing for increased interest deductions. In addition, companies have the option of using 2019 ATI to compute the limitation for 2020. The Company tentatively plans to take advantage of certain of these provisions to eliminate any potential section 163(j) interest carryovers from its inventory of deferred tax assets for the year ending December 31, 2020.

The CARES Act adopts a technical correction to the Tax Cuts and Jobs Act's apparent oversight in excluding the eligibility of qualified improvement property (e.g., real estate/leasehold improvements) from eligibility for bonus depreciation for tax years after 2017. Companies are allowed to amend 2018 income tax or file accounting method changes in 2019 to claim the additional deductions. The Company is still evaluating the impact of this provision; however, the Company does not anticipate that this provision will have any impact on the Company’s tax expense or payable balances. If pursued, this provision may have an impact on the Company’s allocation of its deferred tax assets related to property, plant, and equipment and net operating losses, which are substantially offset by the Company’s full valuation allowance.

Certain other provisions of the CARES Act, such as the ability to obtain a refund of alternative minimum taxes (“AMT”) previously paid to the IRS and the increased ability to deduct charitable contributions by corporations are not expected to be applicable to the Company. Overall, we do not expect the income tax provisions of the CARES Act to have a material impact to the Company’s financial statements.

Note 11. Segments
Our reporting segments have been determined based on the nature of the products and services offered to customers or the nature of their function in the organization. We evaluate performance based on the gross profit and operating income (loss). The Company does not identify or allocate its assets by operating segments.
Segment information is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue by segment:
Diagnostic Services	$10,814	$11,726
Diagnostic Imaging	2,861	2,523
Mobile Healthcare	9,667	9,663
Building and Construction	5,484	—
Real Estate and Investments	189	—
Corporate, eliminations and other	(158)	—
Consolidated revenue	$28,857	$23,912

Gross profit by segment:
Diagnostic Services	$2,005	$2,581
Diagnostic Imaging	869	786
Mobile Healthcare	1,198	614
Building and Construction	403	—
Real Estate and Investments	124	—
Corporate, eliminations and other	(158)	—
Consolidated gross profit	$4,441	$3,981

(Loss) income from operations by segment:
Diagnostic Services	$1,024	$1,736
Diagnostic Imaging	521	343
Mobile Healthcare	177	(623)
Building and Construction	(859)	—
Real Estate and Investments	106	—
Corporate, eliminations and other	(158)	—
Unallocated corporate and other expenses	(3,415)	(2,591)
Consolidated loss from continuing operations	$(2,604)	$(1,135)

Depreciation and amortization by segment:
Diagnostic Services	$329	$304
Diagnostic Imaging	63	78
Mobile Healthcare	1,378	1,427
Building and Construction	572	—
Real Estate and Investments	65	—
Total depreciation and amortization	$2,407	$1,809

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

Note 12. Related Party Transactions
Perma-Fix
Prior to his resignation on April 6, 2020, John Climaco served as one of our directors and a member of the Audit and Strategic Advisory committees of our board of directors. Until July 11, 2017, Mr. Climaco also served as a director of Perma-Fix Environmental Services, Inc. (NASDAQ: PESI). Further, from June 2, 2015 until July 11, 2017, Mr. Climaco served as the Executive Vice President of Perma-Fix Medical S.A., a majority-owned Polish subsidiary of Perma-Fix Environmental Services, Inc. On July 27, 2015, we entered into a Stock Subscription Agreement (the “Subscription Agreement”) and Tc-99m Supplier Agreement (the “Supply Agreement”) with Perma-Fix Medical. Under the terms of the Subscription Agreement, we invested $1.0 million USD in exchange for 71,429 shares of Perma-Fix Medical. Pursuant to the Supply Agreement, should Perma-Fix Medical successfully complete development of its Tc-99m resin, Perma-Fix Medical will supply us or our preferred nuclear pharmacy supplier with Tc-99m at a preferred rate and we will purchase agreed upon quantities of such Tc-99m for our nuclear imaging operations, either directly or in conjunction with our preferred nuclear pharmacy supplier. As of March 31, 2020, the fair market value of the Perma-Fix Medical securities is $26 thousand. In addition, in connection with the Subscription Agreement, the Company’s President and Chief Executive Officer was appointed to the Supervisory Board of Perma-Fix Medical.
Eberwein Guarantees
On March 29, 2019, in connection with the Company’s entry into the SNB Loan Agreement, Mr. Eberwein, the Chairman of the Company’s board of directors, entered into a Limited Guaranty Agreement (the SNB Eberwein Guaranty) with SNB pursuant to which he guaranteed to SNB the prompt performance of all the Borrowers’ obligations to SNB under the SNB Loan Agreement, including the full payment of all indebtedness owing by SNB Borrowers to SNB under or in connection with the SNB Loan Agreement and related SNB Credit Facility documents. Mr. Eberwein’s obligations under the SNB Eberwein Guaranty are limited in the aggregate to the amount of (a) $1.5 million, plus (b) reasonable costs and expenses of SNB incurred in connection with the SNB Eberwein Guaranty. Mr. Eberwein’s obligations under the SNB Eberwein Guaranty terminate upon the Company and SNB Borrowers achieving certain milestones set forth therein.

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

On March 5, 2020, contemporaneously with the execution and delivery of the First EBGL Amendment, Mr. Eberwein, the Chairman of the Company’s board of directors, executed and delivered a Guaranty (the EBGL Eberwein Guaranty) to Gerber pursuant to which he guaranteed the performance of all the EBGL Borrowers’ obligations to Gerber under the EBGL Loan Agreement, including the full payment of all indebtedness owing by the EBGL Borrowers to Gerber under or in connection with the EBGL Loan Agreement and related financing documents. Mr. Eberwein’s obligations under the EBGL Eberwein Guaranty are limited in the aggregate to the amount of (a) $0.5 million, plus (b) costs of Gerber incidental to the enforcement of the EBGL Eberwein Guaranty or any guaranteed obligations.

As a condition to the Premier Loan Agreement, Mr. Eberwein entered into a guaranty in favor of Premier, absolutely and unconditionally guaranteeing all of the borrowers’ obligations thereunder.
Eberwein Premier Participation
Pursuant to a certain Participation Agreement by and between Mr. Eberwein and Premier, which was signed on March 31, 2020 and was effective as of March 26, 2020, Mr. Eberwein purchased a ratable participation in, and assumed a ratable part of, the aggregate maximum principal amount of the outstanding balance of the loan under the Premier Loan Agreement in the amount of $0.25 million.

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
As of March 31, 2020, Mr. Eberwein owned approximately 4.3% of the outstanding Digirad common stock. In addition, as of March 31, 2020, Mr. Eberwein owned 1,196,926 shares of Company Preferred Stock, and LSVI owned 300,000 shares of Company Preferred Stock. Mr. Eberwein as the CEO of LSVM, which is the investment advisor of LSVI, and as the sole manager of LSV GP, which is the general partner of LSVI Mr. Eberwein may be deemed the beneficial owner of the securities held by LSVI. Mr. Eberwein disclaims beneficial ownership of Company Preferred Stock, except to the extent of his pecuniary interest therein.
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
Put Option Agreement
In addition, prior to the effective time of the ATRM Merger, we entered into a put option purchase agreement with Mr. Eberwein, pursuant to which we have the right to require Mr. Eberwein to acquire up to 0.1 million shares of our Series A Preferred Stock at a price of $10.00 per share for aggregate proceeds of up to $1.0 million at any time, in our discretion, during the 12 months following the effective time of the ATRM Merger (the “Issuance Option”). In March 2020, Mr. Eberwein extended the Issuance Option through June 30, 2021.

ATRM Notes Payable
ATRM, a wholly owned subsidiary of the Company as a result of the ATRM Merger, has the following related party promissory notes outstanding:
(i) Unsecured promissory note (principal amount of $0.6 million payable to LSV Co-Invest I), with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest due on January 12, 2020 (the “January Note”). On November 13, 2019, LSV Co-Invest I extended the maturity date of the January Note from January 12, 2020, to the earlier of (i) October 1, 2020 and (ii) the date when the January Note is no longer subject to a certain Subordination Agreement dated January 12, 2018, as amended, in favor of Gerber,
(ii) Unsecured promissory note (principal amount of $1.09 million payable to LSV Co-Invest I), with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest due on June 1, 2020 (the “June Note”). On November 13, 2019 LSV Co-Invest I also extended the maturity date of the June Note from June 1, 2020, to the earlier of (i) October 1, 2020 and (ii) the date when the January Note is no longer subject to a certain Subordination Agreement dated June 1, 2018, as amended, in favor of Gerber.
(iii) Unsecured promissory note (principal amount of $0.3 million payable to LSVM), with interest payable annually at a rate of 10.0% per annum (LSVM may elect to receive any interest payment entirely in-kind at a rate of 12.0% per annum), with any unpaid principal and interest due on November 30, 2020 (the “LSVM Note”).
LSVM and LSV Co-Invest I on July 17, 2019, waived any right to accelerate payment with respect to the ATRM Merger under the LSVM Note, the January Note, and the June Note. In March 2020, Mr. Eberwein, sole manager of LSV Co-Invest I and LSVM, provided the Company Letter of Support for the LSVM Note, the January Note, and the June Note indicating that the applicable holder of such notes will take no adverse action against ATRM for failure to pay the principal due on the applicable note by the maturity date and intends to work with the Company and ATRM to assure our financial success.
Subordination Agreement
LSVM and LSV Co-Invest I are party to subordination agreements with ATRM and Gerber pursuant to which LSVM and LSV Co-Invest I agreed to subordinate the obligations of ATRM under their unsecured promissory notes to the obligations of the borrowers to Gerber.
Acquisition of LSVM
On April 1, 2019, ATRM entered into a Membership Interest Purchase Agreement (the “LSVM Purchase Agreement”) with LSVM and Mr. Eberwein. Pursuant to the terms of the LSVM Purchase Agreement, Mr. Eberwein sold all of the issued and outstanding membership interests of LSVM to ATRM (the “LSVM Acquisition”) for a purchase price of $100.00, subject to a working capital adjustment provision. The LSVM Acquisition closed simultaneously with the execution and delivery of the LSVM Purchase Agreement, and was deemed effective as of January 1, 2019 for accounting purposes, as a result of which LSVM became a whollyowned subsidiary of ATRM. Pursuant to the LSVM Purchase Agreement, the current assets as well as the $0.3 million promissory note issued by ATRM and current liabilities existing prior to January 1, 2019 remain with Mr. Eberwein. Cash contributions made by Mr. Eberwein subsequent to the ATRM Acquisition also exist as a payment due to Mr. Eberwein by ATRM. The LSVM Purchase Agreement contains representations, warranties, covenants and indemnification provisions customary for transactions of this type. LSVM was acquired by the Company as part of the ATRM Acquisition.
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
As of March 31, 2020, and upon the completion of the ATRM Merger, Star Procurement became wholly owned subsidiary of the Company.
Note Receivable
On December 14, 2018, the Company received an unsecured promissory note from ATRM in the principal amount of $0.3 million (the “ATRM Note”) in exchange for a loan to ATRM in the same amount. The ATRM Note bears interest at 10% per annum for the first 12 months of its term, and at 12% per annum for the remaining 12 months. All unpaid principal and interest is due on December 14, 2020. ATRM may prepay the note at any time after a specified amount of advance notice to the Company. The ATRM Note provides for customary events of default, the occurrence of any of which may result in the principal and unpaid interest then outstanding becoming immediately due and payable. The ATRM Note was included in other assets in the condensed unaudited consolidated balance sheets.

As of March 31, 2020, and upon the completion of the ATRM Merger, the note receivable was effectively settled.
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
As of March 31, 2020 and upon the completion of the ATRM Merger, the Waterford Lease, the Park Lease and the Oxford Lease are treated as intercompany transactions and eliminated in the unaudited consolidated financial statements.

Note 13. Redeemable Preferred Stock
Holders of shares of the Company Preferred Stock will be entitled to receive, when, as and if, authorized by the Company’s board of directors (or a duly authorized committee of Digirad board of directors) and declared by the Company out of funds legally available for the payment of dividends, preferential cumulative cash dividends at the rate of 10.0% per annum of the liquidation preference of $10.00 per share. Dividends will be payable quarterly, in arrears, on the last calendar day of March, June, September and December to holders of record at the close of business on the first day of each payment month. As of March 31, 2020, the Company’s board has not declared a dividend on the Company Preferred Stock.
A roll forward of the balance of Company Preferred Stock for the year ended March 31, 2020 is as follows (in thousands):

Balance at December 31, 2019	$19,602
Deemed dividend on redeemable convertible preferred stock	484
Balance at March 31, 2020	$20,086

Note 14. Subsequent Events
On April 1, 2020, KBS entered into the Fifteenth Amendment with Gerber that amended the KBS Loan Agreement. See Note 8, Debt, within the notes to our accompanying unaudited consolidated financial statements for further details.
On April 30, 2020, the Star Borrowers entered into the Second Star Amendment with Gerber that amended the Star Loan Agreement. See Note 8, Debt, within the notes to our accompanying unaudited consolidated financial statements for further details.
On April 30, 2020, each of KBS, EdgeBuilder and Glenbrook executed a separate promissory note evidencing unsecured loans under the “Paycheck Protection Program” (the “PPP”). The promissory note executed by KBS is for $0.8 million (the “KBS Note”), the promissory note executed by EdgeBuilder is for $0.2 million (the “EdgeBuilder Note”) and the promissory note executed by Glenbrook is for $0.2 million (the “Glenbrook Note”). The KBS Note, the EdgeBuilder Note and the Glenbrook Note, each dated April 30, 2020, are referred to together as the “Construction Notes”.
On May 11, 2020, the Company and each of Digirad Imaging Solutions, Inc. (“DIS”), DMS Imaging, Inc. (“DMS Imaging”) and DMS Health Technologies, Inc. (“DMS Health”), each a direct or indirect wholly owned subsidiary of the Company, executed a separate promissory note evidencing unsecured loans under the PPP. The promissory note executed by the Company, dated May 7, 2020, is for $0.8 million (the “Company Note”); the promissory note executed by DIS, dated May 5, 2020, is for $3.0 million (the “DIS Note”); the promissory note executed by DMS Imaging, dated May 5, 2020, is for $1.6 million (the “DMS Imaging Note”) and the promissory note executed by DMS Health, dated May 7, 2020, is for $0.1 million (the “DMS Health Note”). The Company Note, the DIS Note, the DMS Imaging Note, and the DMS Health Note are referred to together as the “Healthcare Notes”. The Construction Notes and the Healthcare Notes are referred to collectively as the “PPP Notes” and each promissory note individually as a “PPP Note”.
The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The loans evidenced by the Construction Notes are being made through Bremer Bank (“Bremer”) as lender, and the loans evidenced by the Healthcare Notes are being made through Sterling as lender.
The loans evidenced by the PPP Notes (the “PPP Loans”) have two-year terms and bear interest at a rate of 1.00% per annum. Monthly principal and interest payments under the PPP Loans are deferred for six months. Beginning seven months from the date of a PPP Note, unless fully forgiven prior thereto, the applicable borrower will pay to its lender thereunder a monthly principal and interest payments. The PPP Loans may be prepaid at any time prior to maturity with no prepayment penalties. The Construction Notes mature on April 30, 2022, and the Healthcare Notes mature two years from the date the loans under the Healthcare Notes are disbursed. Loans under the Company Note and the DIS Note were disbursed on May 12, 2020, and the loans under the DMS Health Note and DMS Imaging Note were disbursed on May 13, 2020.
The PPP Notes contain customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or lender, or breaching the terms of the applicable PPP Loan documents. Upon an event of default under a PPP Note, the lender thereunder may, among other things, require immediate payment of all amounts owing under the applicable PPP Note, collect all amounts owing from the applicable borrower, or file suit and obtain judgment.

Under the terms of the CARES Act, recipients of loans under the PPP can apply for and be granted forgiveness for all or a portion of loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and certain other eligible costs. However, no assurance is provided that forgiveness for any portion of the PPP Loans will be obtained.
In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The Company is continuing to evaluate the criteria and new guidance put out by the SBA regarding qualification of loans under the PPP and the criteria for meeting loan conditions.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations (“MD&A”), contains forward-looking statements that involve risks and uncertainties. Please see “Important Information Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes thereto for the fiscal year ended December 31, 2019, which were included in our Form 10-K, filed with the SEC on March 9, 2020.
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
Overview
Upon Digirad’s acquisition of ATRM Holdings, Inc. (“ATRM”) on September 10, 2019 (the “ATRM Merger” or the “ATRM Acquisition”), Digirad converted into a diversified holding company (the “HoldCo Conversion”). As a diversified holding company, Digirad has three divisions:
•Healthcare (Digirad Health): designs, manufactures, and distributes diagnostic medical imaging products. Digirad Health operates in three businesses: Diagnostic Services, Mobile Healthcare, and Diagnostic Imaging. The Diagnostic Services business offers imaging and monitoring services to healthcare providers as an alternative to purchasing the equipment or outsourcing the job. The Mobile Healthcare business provides contract diagnostic imaging, including computerized tomography (“CT”), magnetic resonance imaging (“MRI”), positron emission tomography (“PET”), PET/CT, and nuclear medicine and healthcare expertise through a convenient mobile service. The Diagnostic Imaging business develops, sells, and maintains solid-state gamma cameras.
•Building and Construction (ATRM): services residential and commercial construction projects by manufacturing modular housing units, structural wall panels, permanent wood foundation systems, and other engineered wood products, and supplies general contractors with building materials.
•Real Estate and Investments: manages real estate assets (currently three manufacturing plants in Maine) and investments.
Healthcare (Digirad Health) delivers convenient, effective, and efficient healthcare solutions on an as needed, when needed, and where needed basis. Digirad’s diverse portfolio of mobile healthcare solutions and diagnostic imaging equipment and services provides hospitals, physician practices, and imaging centers throughout the United States access to technology and services necessary to provide patient care in the rapidly changing healthcare environment. Digirad’s direct and indirect subsidiaries that are included in this division are referred to collectively herein as the “Healthcare Subsidiaries”.

Building and Construction (ATRM) manufactures modular housing units for commercial and residential applications. ATRM operates in two businesses: (i) modular building manufacturing and (ii) structural wall panel and wood foundation manufacturing, including building supply retail operations. The modular building manufacturing business is operated by KBS Builders, Inc. (“KBS”), and the structural wall panel and wood foundation manufacturing segment is operated by EdgeBuilder, Inc. (“EdgeBuilder”), and the retail building supplies are sold through Glenbrook Building Supply, Inc. (“Glenbrook” and together with EdgeBuilder, “EBGL”). KBS, EdgeBuilder and Glenbrook are wholly-owned subsidiaries of ATRM and are referred to collectively herein, and together with ATRM, as the “Building and Construction Subsidiaries”.

Real Estate & Investments generates revenue from the lease of commercial properties and equipment through Star Real Estate Holdings USA, Inc. (“SRE”), a wholly-owned subsidiary of Digirad, and provides services that include investment advisory services and the servicing of pooled investment vehicles through Lone Star Value Management, LLC (“LSVM”), a Connecticut based exempt reporting advisor. LSVM, which was a wholly owned subsidiary of ATRM on the ATRM Acquisition Date (as defined below), was acquired by the Company in the ATRM Acquisition. In April 2019, as an initial transaction to create Digirad’s real estate division under SRE and launch that aspect of the HoldCo Conversion, Digirad funded the initial purchase of three modular building manufacturing facilities in Maine and then leased those three properties to KBS. The funding of the assets acquisition was primarily through the revolver loan under our credit facility with Sterling National Bank (“Sterling” or “SNB”), a national banking association. LSVM, SRE and the subsidiaries of SRE that are included in this division are referred to collectively herein as the “Real Estate and Investments Subsidiaries”.
In February of 2018, we completed the sale of our customer contracts relating to our MDSS post-warranty service business to Philips. On October 31, 2018, we sold our Telerhythmics business to G Medical Innovations USA, Inc., for $1.95 million cash.

On December 14, 2018, Digirad and ATRM, entered into a joint venture and formed Star Procurement, with Digirad and ATRM each holding a 50% interest. The purpose of the joint venture is to provide the service of purchasing and selling building materials and related goods to KBS with which Star Procurement entered into a Services Agreement on January 2, 2019. In accordance with the terms of the Star Procurement Limited Liability Company Agreement, Digirad made a $1.0 million capital contribution to the joint venture, which was made in January 2019. This entity was subsequently consolidated within the unaudited condensed consolidated financial statements upon completion of the ATRM Merger.
On September 10, 2019 (the “ATRM Acquisition Date”), Digirad completed its acquisition of ATRM pursuant to an Agreement and Plan of Merger, dated as of July 3, 2019 (the “ATRM Merger Agreement”), among Digirad, Digirad Acquisition Corporation, a Minnesota corporation and wholly-owned subsidiary of Digirad (“Merger Sub”), and ATRM. Under the terms of the ATRM Merger Agreement, Merger Sub merged with and into ATRM, with ATRM surviving as a wholly owned subsidiary of Digirad.

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

As a result of the ATRM Merger, ATRM’s operations have been included in our unaudited consolidated financial statements since the ATRM Acquisition Date. Digirad’s aim with this acquisition is to continue to grow its business into an integrated healthcare services company while simultaneously converting into a diversified holding company through the acquisition of businesses that meet Digirad’s internally developed financial screen for acquisitions. The Company expects to achieve significant synergies and cost reductions by eliminating redundant processes and facilities.

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, COVID-19, a global pandemic, which continues to spread throughout the United States and around the world. Governmental authorities in the states in which we operate issued social distancing orders, which orders have required businesses in subject jurisdictions to cease non-essential operations at physical locations in those locations, unless exempted, rescinded, or amended. Accordingly, to comply with applicable regulations and to safeguard the health and safety of our employees and customers, we have temporarily reduced our business operations.

During the three months ended March 31, 2020, we operated our business in the ordinary course. However, we experienced a $0.9 million decrease in revenue, as compared to the same period of the prior year, related to a decrease in our diagnostic services due to the COVID-19 pandemic. While the COVID-19 pandemic did not have a significant impact on the results of other segments of our business during the three months ended March 31, 2020, we have taken steps to contain the impact of the COVID-19 pandemic on our business.

On April 1, 2020, we announced that in response to the COVID-19 pandemic, Matthew G. Molchan, our President and Chief Executive Officer, David J. Noble, our Chief Financial Officer and Chief Operating Officer, and Martin B. Shirley, the president of our Diagnostic Imaging Solutions Inc. subsidiary, have each agreed to have their base salaries reduced by 20%. These reductions were effective as of April 6, 2020, and will remain in effect until May 15, 2020, subject to extension or adjustment based on developments surrounding the COVID-19 pandemic.

On April 1, 2020, we also announced that in response to the COVID-19 pandemic, we planned to furlough certain employees (without pay, but with our payment of health insurance) and that we would institute a 20% salary reduction for most of our salaried employees and reduce the number of working hours of most of our hourly employees by 20%. These reductions, which apply to our healthcare division, were effective as of April 6, 2020, and will remain in effect until May 15, 2020, subject to extension or adjustment developments surrounding the COVID-19 pandemic.

Throughout the COVID-19 pandemic, our building and construction division has furloughed employees or reduced employee hours based on fluctuations in demand for our products. Many of these employees are expected to return to work within the next few weeks.

This partial disruption, although expected to be temporary, may impact our operations and overall business. The impact of COVID-19 is evolving rapidly and its future effects are uncertain. Given the uncertainty of the situation, the duration of the disruption and related financial impact cannot be reasonably estimated at this time. As a result of the evolving impact of COVID-19 on the economy, on April 7, 2020, we withdrew our 2020 full-year guidance. At Digirad, our highest priority remains the safety, health and well-being of our employees, their families and our communities and we remain committed to serving the needs of our customers. The COVID-19 pandemic is a highly fluid situation and it is not currently possible for us to reasonably estimate the impact it may have on our financial and operating results. We will continue to evaluate the impact of the COVID-19 pandemic on our business as we learn more and the impact of COVID-19 on our industry becomes clearer.
Strategy
We seek to grow our business by, among other things:

•Organic growth from our core businesses. We believe that we operate in markets and geographies that will allow us to continue to grow our core businesses, allowing us to benefit from our scale and strengths. We plan to focus our efforts on markets in which we already have a presence in order to take advantage of personnel, infrastructure, and brand recognition we have in these areas.

•Introduction of new services. We plan to continue to focus on healthcare solutions related businesses that deliver necessary assets, services and logistics directly to the customer site. We believe that over time we can either purchase or develop new and complementary businesses and take advantage of our customer loyalty and distribution channels. In addition, as we transform into a multi-industry holding company, our largest near-term growth opportunity is to execute a successful turnaround of the KBS modular business that we acquired pursuant to the ATRM Merger. While we intend to continue to pursue and grow our residential modular building business, which provides us with positive margins and cash flow, we are also targeting large multi-family projects in the 25 to 100 building modules range.

•Acquisition of complementary businesses. The current economic environment offers significant opportunities for strategic acquisitions which can be either be bolt-on acquisitions for existing platform businesses, or new core businesses complementary to our new holding company structure. We will have a disciplined approach for making any potential acquisitions and will focus on faster growing and higher margin businesses. We believe there are many potential targets in the range of $3 million to $10 million in annual revenues that can be acquired over time and integrated into our businesses. We will also look at larger, more transformational acquisitions if we believe the appropriate mix of value, risk and return is present for our shareholders. The timing of these potential acquisitions will always depend on market conditions, available capital, and the value for each transaction. In general, we want to be “value” buyers, and will not pursue any transaction unless we believe the post-transaction potential value is high for shareholders.

•Divestiture of business units. From time to time we consider divestitures of business units and/or assets which are not consistent with the future strategy of our business, or if we believe the sale of such units and/or assets could be in the best interests of our business and its stockholders, subject to our ability to agree on acceptable terms with a prospective buyer. We currently are considering several possible transactions, including discussions regarding the sale of a business unit. Upon any such sale, a significant portion of the proceeds would be used to repay indebtedness, with the remainder being used for working capital purposes, and potentially the acquisition of complementary businesses as discussed above. There is no assurance that any such divestiture will occur, or if it does, if it would occur for a sales price currently contemplated. If it occurs, there is no assurance that we will be able to use the proceeds in the acquisition of a complementary business, or if we do if such acquisition will be successful.

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

Business Segments
As of March 31, 2020, our business is organized into five reportable segments:
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
Building and Construction. ATRM through its wholly-owned subsidiaries KBS, Glenbrook and EdgeBuilder, services residential and commercial construction projects by manufacturing modular housing units, structural wall panels, permanent wood foundation systems, and other engineered wood products, and supplies general contractors with building materials. KBS is a Maine-based manufacturer that started business in 2001 as a manufacturer of modular homes. Our focus is to offer high quality products for both commercial and residential buildings with a focus on customization to suit the project requirements, provide value with our engineering and design expertise, and deliver product when required by the customer. Glenbrook is a retail supplier of lumber, windows, doors, cabinets, drywall, roofing, decking and other building materials and conducts its operations in Oakdale, Minnesota. EdgeBuilder is a manufacturer of structural wall panels, permanent wood foundation systems and other engineered wood products and conducts its operations in Prescott, Wisconsin. We provide high quality building materials and unmatched service and attention to detail to building professionals, as well as homeowners. In addition, we provide highly personalized service, knowledgeable salespeople and attention to detail that the larger, big-box chain home stores do not provide. We offer a superior products unique to each project’s requirements, provide value with our engineering and design expertise that meet the customer’s needs, while staying cost-competitive and on schedule. While EdgeBuilder supplies the wall panels, Glenbrook supplies “loose lumber” such as floor and roof sheathing, bracing, and hardware with a “tandem” approach to every project. Our production strategy is to utilize automation and the most efficient methods of manufacturing and high-quality materials in all of our projects.
Real Estate and Investments. As part of the HoldCo Conversion, Digirad formed a real estate division under a newly formed subsidiary named Star Real Estate Holdings USA, Inc. (“SRE”) for the purposes of holding significant real estate assets that Digirad acquires. As an initial transaction to create Digirad’s real estate division under SRE and launch that aspect of the HoldCo Conversion, in April 2019, Digirad funded the initial purchase of three manufacturing facilities in Maine that manufacture modular buildings and leased those three properties. The funding of the assets acquisition was primarily through the revolver loan under our SNB Credit Facility. Digirad expects SRE to be substantially self-funded over time and SRE has recently closed a commercial mortgage financing with Gerber, whereby monies raised will be injected into KBS. Lone Star Value Management, LLC (LSVM), which was a wholly owned subsidiary of ATRM on the ATRM Acquisition Date, is a Connecticut based exempt reporting advisor that was acquired by the Company in the ATRM Acquisition. LSVM provides services that include investment advisory services and the servicing of pooled investment vehicles. The Company expects to use LSVM to make strategic investments in future potential acquisition targets for the Company.

Our Market
Healthcare Services and Products

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

Construction Services and Products

In the building and construction business, KBS markets its modular homes products through a direct sales organization and through inside sales, outside sales, a network of independent dealers, builders, and contractors in the New England states (Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont). KBS’s direct sales organization is responsible for all commercial building projects, and works with developers, architects, owners, and general contractors to establish the scope of work, terms of payment, and general requirements for each project. KBS’s sales people also work with independent dealers, builders, and contractors to accurately configure and place orders for residential homes for their end customers. KBS’s network of independent dealers and contractors do not work with it exclusively, although many have KBS model homes on display at their retail centers. KBS does not assign exclusive territories to its independent dealers and contractors, but they tend to sell in areas of New England where they will not be competing against another KBS dealer or contractor. KBS’s backlog and pipeline, along with its market initiatives to build more workforce housing, are expected to position KBS for growth in 2020.

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
Trends and Drivers
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
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions, and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.

Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019
The following table summarizes our results for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	Percent of Revenues	2019	Percent of Revenues	Change from Prior Year
					Dollars	Percent
Total revenues	$28,857	100.0%	$23,912	100.0%	$4,945	20.7%
Total cost of revenues	24,416	84.6%	19,931	83.4%	4,485	22.5%
Gross profit	4,441	15.4%	3,981	16.6%	460	11.6%
Total operating expenses	7,045	24.4%	5,116	21.4%	1,929	37.7%
Loss from operations	(2,604)	(9.0)%	(1,135)	(4.8)%	(1,469)	129.4%
Total other expense	(315)	(1.1)%	(530)	(2.2)%	215	(40.6)%
Loss before income taxes	(2,919)	(10.1)%	(1,665)	(7.0)%	(1,254)	75.3%
Income tax (expense) benefit	(34)	(0.1)%	8	—%	(42)	(525.0)%
Net loss	$(2,953)	(10.2)%	$(1,657)	(7.0)%	$(1,296)	78.2%
Revenues
Healthcare
Healthcare revenue by segments is summarized as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change	% Change
Diagnostic Services	$10,814	$11,726	$(912)	(7.8)%
Mobile Healthcare	9,667	9,663	4	—%
Diagnostic Imaging	2,861	2,523	338	13.4%
Total Healthcare Revenue	$23,342	$23,912	$(570)	(2.4)%
The decrease in Diagnostic Services revenue compared to the prior year quarter was primarily due to the COVID-19 pandemic impact on March 2020 revenue.
The increase in Mobile Healthcare revenue compared to the prior year quarter was primarily due to an increase in rental revenue. The utilization of our interim rentals can vary in each period based on customers that are in the midst of new construction or refurbishing their current facilities.
The increase in Diagnostic Imaging revenue was due to the sale of more advanced camera sales compared to prior year quarter.
Building and Construction
Building and construction revenue is summarized as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change	% Change
Building and Construction	$5,484	$—	$5,484	—%
Total Building and Construction Revenue	$5,484	$—	$5,484	—%
The increase in building and construction revenue was revenue generated by the segment subsequent to the ATRM Merger.
Real Estate and Investments
Real Estate and Investments revenue is summarized as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change	% Change
Real Estate and Investments	$31	$—	$31	—%
Real Estate and Investments Revenue	$31	$—	$31	—%
The increase in real estate and investments revenue was revenue generated by the LSVM and intercompany lease revenue from SRE subsequent to the ATRM Merger. The SRE lease revenue was eliminated through intercompany consolidation in the condensed consolidated financial statements.

Gross Profit
Healthcare Gross Profit
Healthcare gross profit and gross margin by segments is summarized as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	% Change
Diagnostic Services gross profit	$2,005	$2,581	(22.3)%
Diagnostic Services gross margin	18.5%	22.0%

Mobile Healthcare gross profit	$1,198	$614	95.1%
Mobile Healthcare gross margin	12.4%	6.4%

Diagnostic Imaging gross profit	$869	$786	10.6%
Diagnostic Imaging gross margin	30.4%	31.2%

Total healthcare gross profit	$4,072	$3,981	2.3%
Total healthcare gross margin	17.4%	16.6%
The decrease in Diagnostic Services gross margin percentage was mainly due to higher costs of goods sold for radiopharmaceutical material.
The increase in Mobile Healthcare gross margin percentage was primarily due to a favorable mix of services provided, and $0.6 million of lower equipment maintenance costs.
The increase in Diagnostic Imaging gross profit was primarily due to the sales of more advanced cameras which carry higher margins, compared to the prior year quarter.
Building and Construction
Building and Construction gross profit and margin is summarized as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	% Change
Building and Construction gross profit	$403	$—	—%
Building and Construction gross margin	7.3%	—%
The Building and Construction gross profit was generated by the segment subsequent to the ATRM Merger.
Real Estate and Investments
Real Estate and Investments gross profit and margin is summarized as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	% Change
Real Estate and Investments gross loss	$(34)	$—	—%
Real Estate and Investments gross margin	(109.7)%	—%
The Real Estate and Investments gross loss relates to depreciation expense associated with the three manufacturing facilities acquired in April 2019.

Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Three Months Ended March 31,				Percent of Revenues
	2020	2019	Change		2020	2019
			Dollars	Percent
Selling, general and administrative expenses	$6,228	$4,833	$1,395	28.9%	21.6%	20.2%
Amortization of intangible assets	817	283	534	188.7%	2.8%	1.2%
Total operating expenses	$7,045	$5,116	$1,929	37.7%	24.4%	21.4%
The increase in selling, general and administrative expenses expenses was primarily due to $1.3 million expenses from the Building and Construction Division.
The increase in amortization of intangible assets was due to the ATRM Merger by approximately $0.5 million.
Total Other Expense
Total other expense is summarized as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Other income (expense), net	$160	$(198)
Interest expense, net	(475)	(181)
Loss on extinguishment of debt	—	(151)
Total other expense	$(315)	$(530)
Other income, net for three months ended March 31, 2020 is predominantly comprised of the settlement of aged accounts payable in KBS. Other expense, net for three months ended March 31, 2019 related to $0.2 million which Digirad paid on behalf of ATRM prior to the acquisition, and is partially offset by unrealized gains on available-for-sale equities.
Interest expense, net, for the three months ended March 31, 2020 and 2019 is predominantly comprised of interest costs and the related amortization of deferred issuance costs on our debt.
Income Tax Expense
For the three months ended March 31, 2020, the Company recorded an income tax expense of $34.0 thousand. See Note 10, Income Taxes, within the notes to our unaudited condensed consolidated financial statements for further information related to the Company’s income taxes.

Liquidity and Capital Resources
Overview
We generated cash of $0.6 million from operations during the three months ended March 31, 2020. Cash flows from operations primarily consists of our net loss (adjusted for depreciation, amortization, and other non-cash items), and the net effect of changes in working capital. Cash flows from investing activities primarily consist of our investment in capital equipment required to maintain and grow our business, as well as acquisitions and dispositions. Cash flows from financing activities primarily consist of our net proceeds from borrowings and receipt of cash related to the exercise of stock options, offset by outflows for dividend payments and the repayments of long-term borrowings.
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations, and funds available under various credit facilities. As of March 31, 2020, we had $1.4 million of cash and cash equivalents and as $4.7 million available under our Sterling revolving line of credit.
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
The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. We incurred net losses from operations of approximately $2.6 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively. We have an accumulated deficit of $121.5 million and $118.5 million as of March 31, 2020 and 2019, respectively. However, we were able to generate positive cash flow from operations of $0.6 million for the three months ended March 31, 2020 compared to a negative cash flow from operations of $2.2 million for the same prior year period in 2019.
As of March 31, 2020, we had approximately $1.2 million in third party credit facilities and $2.0 million in related party notes coming due in the current business cycle. As of December 31, 2019, we have a covenant breach with Gerber and obtained a waiver letter as disclosed in the Note 8, Debt. In January 2020, as discussed more fully below, we refinanced our debt with Gerber and Premier and reset the debt covenants with these lenders.
The operating losses resulted predominantly from our Building and Construction division. As a part of the ATRM Merger, ATRM has restructured operations to focus more on higher value added properties and larger commercial projects with the goal of increasing sales prices and increasing margins.
Should the Company not be able to increase sales and profit margins in the Building and Construction division, the Company may require additional support. To this end, a significant shareholder and lender has committed to provide financial support to the Company by providing written assurances that he will (a) not call approximately $2.0 million of related party debt when it becomes due in October 2020; and (b) extend through June 2021 the Company’s put option with this shareholder of $1.0 million in Series A Cumulative Perpetual Preferred stock. Management believes that the Company has the liquidity and operations to continue to support the business through the next 12 months from the issuance of this Quarterly Report. The Company’s ability to continue as a going concern is dependent on its ability to execute its plans.
Equity Offering
On April 30, 2020, the Company filed a registration statement with the SEC relating to a public offering of the Company’s common stock for potential gross proceeds of up to $5 million, before fees and expenses (the “Registration Statement”). The Registration Statement has not yet become effective and the securities registered thereunder may not be sold, nor may offers to buy be accepted, prior to the time the Registration Statement becomes effective.
Cash Flows
The following table shows cash flow information for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$623	$(2,185)
Net cash used in investing activities	$(135)	$(990)
Net cash (used in)provided by financing activities	$(957)	$2,428
Operating Activities
The increase in cash compared to the prior year period was primarily due to increased accounts receivable collections.

Investing Activities
The decrease in investing activities cash flow compared to the prior year period was primarily attributable to lower capital expenditures.
Financing Activities
The decrease in cash flows from financing activities is primarily due to net principal repayments of approximately $0.4 million compared to net principal borrowings in the prior year quarter of $3.0 million as we used proceeds from the Sterling National Bank credit facility to finance the purchase of three Maine properties.
Sterling Credit Facility
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “SNB Loan Agreement”) by and among the Healthcare Subsidiaries of the Company, as SNB Borrowers (collectively, the “SNB Borrowers”); the Company, as guarantor; and Sterling National Bank, a national banking association, as lender (“SNB”).
The SNB Loan Agreement is a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for both revolving loans and outstanding letter of credit obligations (the “SNB Credit Facility”). Under the SNB Credit Facility, the SNB Borrowers can request the issuance of letters of credit in an aggregate amount not to exceed $0.5 million at any one time outstanding.
At the SNB Borrowers’ option, the SNB Credit Facility will bear interest at either (i) a Floating LIBOR Rate, as defined in the SNB Loan Agreement, plus a margin of 2.50% per annum; or (ii) a Fixed LIBOR Rate, as defined in the SNB Loan Agreement, plus a margin of 2.25% per annum.
The Company used a portion of the financing made available under the SNB Credit Facility to refinance and terminate, effective as of March 29, 2019, its previous credit facility with Comerica Bank (the “Comerica Credit Facility”).
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
In connection with the SNB Credit Facility, in the twelve months ended December 31, 2019 the Company recognized a $0.2 million loss on extinguishment due to the write off of unamortized deferred financing costs associated with the Comerica Credit Facility.
At March 31, 2020, the Company was in compliance with SNB covenants.
ATRM Promissory Notes
See Note 12, Related Party Transactions, for information regarding certain ATRM promissory notes that are outstanding.

KBS Loan Agreement
On February 23, 2016, ATRM, KBS and Main Modular Haulers, Inc. (a subsidiary of ATRM) entered into a Loan and Security Agreement, (as amended, the “KBS Loan Agreement”), with Gerber Finance Inc. (“Gerber”). The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory and other collateral. The KBS Loan Agreement, which was scheduled to expire on February 22, 2018, has been automatically extended for successive one (1) year periods in accordance with its terms and is now scheduled to expire on February 22, 2021. The KBS Loan Agreement will be automatically extended for another one (1) year period unless a party thereto provides prior written notice of termination As of March 31, 2020, neither parties has provided notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the KBS Loan Agreement. The KBS Loan Agreement contains representations, warranties, affirmative and negative covenants, defined events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintain a maximum leverage ratio (as defined in the KBS Loan Agreement) and KBS not incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement.
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
On September 10, 2019, the parties of the KBS Loan Agreement entered into a Consent and Acknowledgment Agreement and Twelfth Amendment to Loan Agreement (the “Twelfth Amendment”), by and among Gerber, KBS, ATRM and the Company, pursuant to which the Company agreed to guarantee amounts borrowed by certain ATRM’s subsidiaries from Gerber. The Twelfth Amendment requires the Company to serve as an additional guarantor with the existing guarantor, ATRM, with respect to the payment, performance and discharge of each and every obligation of payment and performance by the borrowing subsidiaries with respect to the loans made by Gerber to them. The Twelfth Amendment also provides that upon payment in full of the EBGL Obligations (as defined therein), the amount of the Cash Collateral (as defined therein) will be reduced to $0.3 million. Additionally, ATRM had on deposit $0.2 million in a collateral account maintained with Gerber to secure the loans under the KBS Loan Agreement which was returned to ATRM in November 2019.
On January 31, 2020, the Company, ATRM, KBS and Gerber entered into a Thirteenth Amendment to Loan and Security Agreement (the “Thirteenth Amendment”) to amend the terms of the KBS Loan Agreement, in order to, among other things (a) amend the definitions of “Ancillary Credit Parties,” “Guarantor,” “Obligations,” and “Subordinated Lender” to address the obligations of the Star Borrowers, the EBGL Borrowers, the Star Credit Parties, and the EBGL Credit Parties under the Star Loan Agreement, EBGL Loan Agreement and the Subordination Agreements (each as defined below) to which they are a party and (b) add a new cross default provision. As of March 31, 2020, approximately $0.6 million was outstanding under the KBS Loan Agreement.
On April 1, 2020, Gerber and KBS entered into a Fifteenth Amendment to Loan Agreement (the “Fifteenth Amendment”) pursuant to which the “Minimum Average Monthly Loan Amount” under the KBS Loan Agreement was decreased to twenty-five percent (25%) of the Maximum Revolving Amount (as defined in the KBS Loan Agreement).
EBGL Premier Note
On June 30, 2017, EdgeBuilder and Glenbrook (together, EBGL) entered into a Revolving Credit Loan Agreement (as amended, the “Premier Loan Agreement”) with Premier Bank (“Premier”) providing EBGL with a working capital line of credit of up to $3.0 million. The Premier Loan Agreement replaced the prior revolving credit facility under a loan and security agreement with Gerber (the “EBGL Loan Agreement”), which was terminated on the same date and all obligations of EBGL and ATRM in favor of Gerber in connection with the EBGL Loan Agreement were extinguished.

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

On January 31, 2020, contemporaneously with the execution and delivery of the Star Loan Agreement and EBGL Loan Agreement described below, Glenbrook and EdgeBuilder entered into an Extension and Modification Agreement (the “Modification Agreement”) with Premier that modified the terms of that certain Revolving Credit Promissory Note (the “Premier Note”) made by Glenbrook and EdgeBuilder pursuant to that the Premier Loan Agreement. Pursuant to the Modification Agreement, the amount of indebtedness evidenced by the Premier Note was reduced to $1.0 million, and the Premier Note was modified to, among other things: (a) extend the Final Maturity Date (as defined in the Premier Note) of the Premier Note to January 31, 2023, and (b) set the interest that the Premier Note will bear at 5.75% per annum. As a condition to close and to then later extend the term of the Premier Loan Agreement, ATRM and Mr. Eberwein executed a guaranty in favor of Premier, which has, through the multiple extensions described above, been extended through January 1, 2023, under which ATRM and Mr. Eberwein have absolutely and unconditionally guaranteed all of EBGL’s obligations under the Premier Loan Agreement. As of March 31, 2020, approximately $1.0 million was outstanding under the Premier Loan Agreement.
Gerber Star and EBGL Loans
On January 31, 2020, SRE, 947 Waterford Road, LLC (“947 Waterford”), 300 Park Street, LLC (“300 Park”), and 56 Mechanic Falls Road, LLC (“56 Mechanic” and together with SRE, 947 Waterford, and 300 Park, (the “Star Borrowers”), each an Investments Subsidiary, and the Company, ATRM, KBS, EdgeBuilder, and Glenbrook (collectively, the “Star Credit Parties”), entered into a Loan and Security Agreement (as amended, the “Star Loan Agreement”) with Gerber providing the Star Borrowers with a credit facility with borrowing availability of up to $2.5 million ($2.0 million and $0.5 million to KBS and EBGL, respectively) (the “Star Term Loan”). The advance of $2.0 million to KBS is to be repaid in monthly installments of sixty (60) consecutive equal payments. The advance of $0.5 million to EBGL, which has been temporarily increased by $0.3 million due to be repaid on April 30, 2020, is to be repaid in monthly installments of twelve (12) consecutive equal payments. On February 20, 2020, the Star Borrowers entered into a First Amendment to Loan and Security Agreement (the “First Star Amendment”) with Gerber that amended the Star Loan Agreement in order to (i) temporarily advance $0.3 million to EBGL, which amount was, prior to the Second Star Amended described below, to be repaid to Gerber on or before April 30, 2020; (ii) clarify that Gerber can make multiple advances under the Star Loan Agreement, and (iii) to correct the maturity date of the Star Term Loan. On April 30, 2020, the Star Borrowers entered into a Second Amendment to Loan and Security Agreement (the “Second Star Amendment”) with Gerber that amended the Star Loan Agreement in order to change terms of repayment for the advance of $0.3 million to EBGL provided for under the First Star Amendment. Under the terms of the Second Star Amendment, the advance of $0.3 million to EBGL is to be repaid in three (3) consecutive equal monthly installments on the thirtieth (30th) day in each calendar month, commencing May 30, 2020, and in a final installment on or before July 31, 2020. As of March 31, 2020, approximately $2.4 million was outstanding under the Star Loan Agreement.

On January 31, 2020, EdgeBuilder and Glenbrook (the “EBGL Borrowers”), each a Construction Subsidiary, and the Company, Star, 947 Waterford, 300 Park, 56 Mechanic, ATRM, and KBS (collectively, the “EBGL Credit Parties”), entered into a Loan and Security Agreement (the “EBGL Loan Agreement”) with Gerber providing the EBGL Borrowers with a credit facility with borrowing availability of up to $3.0 million (the “EBGL Loan”). On March 5, 2020, the EBGL Borrowers entered into a First Amendment to Loan and Security Agreement (the “First EBGL Amendment”) with Gerber that amended the EBGL Loan Agreement and the KBS Loan Agreement in order to, among other things, include a pledge $0.3 million of cash collateral by LSVI under the EBGL Loan Agreement which, prior to the First EBGL Amendment, was pledged by LSVI in connection with the KBS Loan Agreement. As of March 31, 2020, approximately $1.3 million was outstanding under the EBGL Loan Agreement.

Availability under the Star Loan Agreement is based on a formula tied to the value of real estate owned by the Star Borrowers, and borrowings bear interest at the prime rate plus 3.5% per annum. Availability under the EBGL Loan Agreement is based on a formula tied to the EBGL Borrowers’ eligible accounts receivable and inventory, and borrowings bear interest at the prime rate plus 2.75% per annum. The Loan Agreements also provide for certain fees payable to Gerber during their respective terms. The Star Term Loan matures on the earlier of (a) January 1, 2025 or (b) the termination, the maturity or repayment of the EBGL Loan. The EBGL Loan matures on the earlier of (a) January 1, 2022, unless extended, or (b) the termination, the maturity or repayment of the Star Term Loan. The maturity of the EBGL Loan is automatically extended for successive periods of one (1) year each unless terminated by Gerber or the EBGL Borrowers.

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
Paycheck Protection Program
On April 30, 2020, each of KBS, EdgeBuilder and Glenbrook executed a separate promissory note evidencing unsecured loans under the “Paycheck Protection Program” (the “PPP”). The promissory note executed by KBS is for $0.8 million (the “KBS Note”), the promissory note executed by EdgeBuilder is for $0.2 million (the “EdgeBuilder Note”) and the promissory note executed by Glenbrook is for $0.2 million (the “Glenbrook Note”). The KBS Note, the EdgeBuilder Note and the Glenbrook Note, each dated April 30, 2020, are referred to together as the “Construction Notes”.
On May 11, 2020, the Company and each of Digirad Imaging Solutions, Inc. (“DIS”), DMS Imaging, Inc. (“DMS Imaging”) and DMS Health Technologies, Inc. (“DMS Health”), each a direct or indirect wholly owned subsidiary of the Company, executed a separate promissory note evidencing unsecured loans under the PPP. The promissory note executed by the Company, dated May 7, 2020, is for $0.8 million (the “Company Note”); the promissory note executed by DIS, dated May 5, 2020, is for $3.0 million (the “DIS Note”); the promissory note executed by DMS Imaging, dated May 5, 2020, is for $1.6 million (the “DMS Imaging Note”) and the promissory note executed by DMS Health, dated May 7, 2020, is for $0.1 million (the “DMS Health Note”). The Company Note, the DIS Note, the DMS Imaging Note, and the DMS Health Note are referred to together as the “Healthcare Notes”. The Construction Notes and the Healthcare Notes are referred to collectively as the “PPP Notes” and each promissory note individually as a “PPP Note”.
The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The loans evidenced by the Construction Notes are being made through Bremer Bank (“Bremer”) as lender, and the loans evidenced by the Healthcare Notes are being made through Sterling as lender.

The loans evidenced by the PPP Notes (the “PPP Loans”) have two-year terms and bear interest at a rate of 1.00% per annum. Monthly principal and interest payments under the PPP Loans are deferred for six months. Beginning seven months from the date of a PPP Note, unless fully forgiven prior thereto, the applicable borrower will pay to its lender thereunder a monthly principal and interest payments. The PPP Loans may be prepaid at any time prior to maturity with no prepayment penalties. The Construction Notes mature on April 30, 2022, and the Healthcare Notes mature two years from the date the loans under the Healthcare Notes are disbursed. Loans under the Company Note and the DIS Note were disbursed on May 12, 2020, and the loans under the DMS Health Note and DMS Imaging Note were disbursed on May 13, 2020.
The PPP Notes contain customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or lender, or breaching the terms of the applicable PPP Loan documents. Upon an event of default under a PPP Note, the lender thereunder may, among other things, require immediate payment of all amounts owing under the applicable PPP Note, collect all amounts owing from the applicable borrower, or file suit and obtain judgment.
Under the terms of the CARES Act, recipients of loans under the PPP can apply for and be granted forgiveness for all or a portion of loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and certain other eligible costs. However, no assurance is provided that forgiveness for any portion of the PPP Loans will be obtained.
The Company is continuing to evaluate the criteria and new guidance put out by the SBA regarding qualification of loans under the PPP and the criteria for meeting loan conditions.
Off-Balance Sheet Arrangements
On September 10, 2019, the parties to the KBS Loan Agreement entered a Consent and Acknowledgment Agreement and Twelfth Amendment to Loan Agreement, by and among Gerber, KBS, ATRM and the Company, pursuant to which the Company agreed to guarantee amounts borrowed by certain of ATRM’s subsidiaries from Gerber. The Twelfth Amendment requires the Company to serve as an additional guarantor with the existing guarantor, ATRM, with respect to the payment, performance and discharge of each and every obligation of payment and performance by the borrowing subsidiaries with respect to the loans made by Gerber to them. On January 31, 2020, the Company, ATRM, KBS and Gerber entered into a Thirteenth Amendment to Loan and Security Agreement (the “Thirteenth Amendment”) to amend the KBS Loan Agreement, by and among the Company, ATRM, KBS and Gerber, in order to, among other things (a) amend the definitions of “Ancillary Credit Parties,” “Guarantor,” “Obligations,” and “Subordinated Lender” to address the obligations of the Star Borrowers, the EBGL Borrowers, the Star Credit Parties, and the EBGL Credit Parties under the Loan Agreements and the Subordination Agreements to which they are a party and (b) add a new cross default provision. On April 1, 2020, Gerber and KBS entered into a Fifteenth Amendment to Loan Agreement (the “Fifteenth Amendment”) pursuant to which the “Minimum Average Monthly Loan Amount” under the KBS Loan Agreement was decreased to twenty-five percent (25%) of the Maximum Revolving Amount (as defined in the KBS Loan Agreement). See Note 8, Debt, within the notes to our unaudited condensed consolidated financial statements for further detail.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4.CONTROLS AND PROCEDURES
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
As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

The Company closed the acquisition of ATRM on September 10, 2019, and ATRM’s total assets and revenues constitute 38.9% and 19.1%, respectively, of the Company’s consolidated total assets and revenues as shown on our unaudited consolidated financial statements as of and for the three-months ended March 31, 2020. As the ATRM Acquisition occurred in the third quarter of fiscal 2019, we excluded the internal control over financial reporting of ATRM from the scope of our assessment of the effectiveness of the Company’s disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from the scope of our assessment for a period not to extend beyond one year from the date of acquisition, if specified conditions are satisfied.
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

PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
See Note 9, Commitments and Contingencies, within the notes to our unaudited condensed consolidated financial statements for a summary of legal proceedings.
ITEM 1A.RISK FACTORS
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which we filed with the SEC on March 9, 2020, as amended on April 17, 2020, and in our registration statement on Form S-1 relating to a public offering of the Company’s common stock for potential gross proceeds of up to $5 million, before fees and expenses (the “Offering”). Except as noted below, the risks and uncertainties described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.
Risks Related to Our Business and Industry
We face risks related to health pandemics and other widespread outbreaks of contagious disease, including the novel coronavirus, COVID-19, which could significantly disrupt our operations and impact our financial results.
Our business has been disrupted and could be materially adversely affected by the recent outbreak of COVID-19. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce. Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. The future progression of the outbreak and its effects on our business and operations are uncertain. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, including downturns in global economies and financial markets that could affect our future operating results. Any adverse impact on our results and financial condition could have a negative impact on our ability to comply with certain financial covenants in certain of our loan agreements (as described further below) and on your investment in our common stock.

Our goodwill and other long-lived assets are subject to potential impairment that could negatively impact our earnings.

A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At March 31, 2020, goodwill and net intangible assets represented $32.1 million, or 38.3% of our total assets. In addition, net property, plant and equipment assets totaled $20.8 million, or 24.8% of our total assets. If actual results differ from the assumptions and estimates used in our goodwill and long-lived asset valuation calculations, we could incur impairment charges, which could negatively impact our earnings.

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

During the year ended December 31, 2018, the Company derecognized $1.1 million of goodwill related to the termination of the Philips Agreements with DMS Health effective December 31, 2017. Additionally, during the same period, the Company recorded a $0.5 million and $0.2 million goodwill impairment loss, respectively, related to Telerhythmics LLC (Telerhythmics), the Company’s cardiac event monitoring services business that was acquired on March 13, 2014. On October 31, 2018, the Company entered into a membership interest purchase agreement (the “Telerhythmics Purchase Agreement”) with G Medical Innovations USA, Inc. (“G Medical”), pursuant to which we sold all the outstanding membership interests in Telerhythmics to G Medical. On September 10, 2019, Digirad completed its acquisition of ATRM pursuant to the ATRM Merger Agreement. The $8.2 million goodwill recognized is attributable primarily to expected synergies and the assembled workforce of ATRM. As of December 31, 2019, as a result of the finalization of the purchase price allocation for the ATRM Merger, an adjustment of $3.0 thousand was made to the recognized amounts of goodwill resulting from the acquisition of ATRM. No other significant impairment losses on long-lived assets were recognized during the three months ended March 31, 2020 and 2019.

If we are unable to secure contracts for certain modular housing projects to be constructed in New England pursuant to federal and state governmental contracts (the “KBS Projects”), or are unable to successfully complete the KBS Projects, our revenues and results could be adversely affected.

We are in advanced stages of negotiation for contracts to secure the KBS Projects; however, we can provide no assurance that we will be awarded the KBS Projects, that we will be able to successfully complete the KBS Projects if they are awarded to KBS, or that the anticipated revenues from the KBS Projects will be achieved. If we are not awarded the contracts for the KBS Projects, do not complete them as planned or do not receive payment for the KBS Projects as projected, then KBS’ and our revenues and results may be adversely affected.
Risks Related to our Indebtedness
On March 29, 2019, Digirad and certain Healthcare Subsidiaries entered into a Loan and Security Agreement with Sterling National Bank (the “SNB Loan Agreement”). The SNB Loan Agreement is a five-year revolving credit facility (maturing in March 2024), which, as amended, has a maximum credit amount of $20.0 million (the “SNB Credit Facility”). On January 31, 2020, Digirad and certain of its Investments Subsidiaries entered into a Loan and Security Agreement with Gerber (as amended, the “Star Loan Agreement”), which provides for a credit facility with borrowing availability of up to $2.5 million and matures on January 1, 2025, unless terminated in accordance with the terms therein (the “Star Term Loan”). On January 31, 2020, Digirad and certain of its Construction Subsidiaries entered into a Loan and Security Agreement with Gerber (the “EBGL Loan Agreement”), which provides for a credit facility with borrowing availability of up to $3.0 million and matures on January 1, 2022, unless extended or terminated in accordance with the terms therein (the “EBGL Loan”). On January 31, 2020, Glenbrook and EdgeBuilder entered into an Extension and Modification Agreement (the “Modification Agreement”) with Premier Bank (“Premier”) that modified the terms of the loan made by Premier to Glenbrook and EdgeBuilder pursuant to that certain Revolving Credit Loan Agreement, dated June 30, 2017, by and among Glenbrook, EdgeBuilder and Premier (as amended, the “Premier Loan Agreement”). Pursuant to the Modification Agreement, the amount of indebtedness evidenced by the promissory note issued under the Premier Loan Agreement was reduced to $1.0 million. Our credit facility under the Loan and Security Agreement, dated February 23, 2016, by and among KBS, ATRM, the Company and Gerber (as amended, the “KBS Loan Agreement”) provides for a revolving credit facility of up to $4.0 million that matures on February 22, 2021, subject to automatic extension for an additional year unless terminated. The SNB Loan Agreement, Star Loan Agreement, EBGL Loan Agreement, the Premier Loan Agreement and the KBS Loan Agreement are collectively referred to as the “Company Loan Agreements.” See Note 12, Related Party Transactions, within the notes to our accompanying unaudited consolidated financial statements for information regarding certain ATRM promissory notes that are outstanding.
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
The Loan Agreements contain various financial covenants that, going forward, we or our subsidiaries may not have the ability to meet. Due to increased financial pressure on the Company as a result of the COVID-19 pandemic, there is an increased likelihood that we may fail to comply with such financial covenants if the impacts of the pandemic persist for a significant duration. We cannot provide any assurance that any such breach of covenants will be able to be remedied or that they will not result in a default under the Loan Agreements.
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
We may not be entitled to forgiveness of our recently received PPP Loans, and our application for the PPP Loans could in the future be determined to have been impermissible
During April and May, we received proceeds of $6.7 million from various loans under the PPP of the CARES Act, which we intend to use to retain current employees, maintain payroll and make lease and utility payments. The PPP Loans mature in April and May, 2022 and bear annual interest at a rate of 1.0%.
Commencing November and December, 2020, we are required to pay the lenders equal monthly payments of principal and interest as required to fully amortize by April and May, 2022 any principal amount outstanding on the PPP Loans as of October, 2020. Under the CARES Act, loan forgiveness is generally available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight week period beginning on the date the lender makes the first disbursement of the PPP Loan. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness equally among all business entities, or that any amount of the PPP Loans will ultimately be forgiven by the SBA.

Furthermore, in April 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan. In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our entire workforce, taking into consideration certain limitations associated with the nature of our work in the healthcare business and uncertainty of the industry where healthcare clients resources may be diverted during the COVID-19 pandemic. In considering our position, the Company took into account our need for additional funding to continue operations, and our ability to access alternative forms of capital in the current market environment to offset the effects of the COVID -19 pandemic. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the PPP of the CARES Act. The certification described above did not contain any objective criteria and is subject to interpretation. If, despite our good-faith belief that given our circumstances we satisfied all eligible requirements for the PPP Loans, we are later determined to have violated any applicable laws or regulations or it is otherwise determined that we were ineligible to receive the PPP Loans, we may be required to repay the PPP Loans in their entirety and/or be subject to additional penalties, which could also result in adverse publicity and damage to reputation. In addition, if these events were to transpire, they could have a material adverse effect on our business, results of operations and financial condition.
Risks Related to our Common Stock and our Company Preferred Stock
If we fail to pay dividends on our Company Preferred Stock for six or more consecutive quarters, holders of our Series A Stock will be entitled to elect two additional directors to our board of directors.
To date no dividends have been paid on the Company Preferred Stock and as a result, cumulative dividends will continue to accrue as part of the liquidation value of the Company Preferred Stock. Whenever dividends on any shares of Company Preferred Stock are in arrears for six or more consecutive quarters, then the holders of those shares together with the holders of all other series of preferred stock equal in rank with the Company Preferred Stock upon which like voting rights have been conferred and are exercisable, will be entitled to vote separately as a class for the election of a total of two additional directors to Digirad’s board of directors. Holders of our common stock will not be entitled to vote no such additional directors.
Digirad may not be able to redeem its Company Preferred Stock upon a Change of Control Triggering Event.
Upon the occurrence of a Change of Control Triggering Event, (as defined in the Certificate of Designations, Rights and Preferences of 10% Series A Cumulative Perpetual Preferred Stock of Digirad Corporation) unless the Company has exercised its option to redeem the Company Preferred Stock after September 10, 2024, each holder of the Company Preferred Stock will have the right to require the Company to redeem all or any part of such holder’s Company Preferred Stock at a price equal to the liquidation preference of $10.00 per share, plus an amount equal to any accumulated and unpaid dividends up to but excluding the date of payment, but without interest. If the Company experiences a Change of Control Triggering Event, there can be no assurance that the Company would have sufficient financial resources available to satisfy its obligations to redeem the Company Preferred Stock and any indebtedness that may be required to be repaid or repurchased as a result of such event. In addition, Digirad may be unable to redeem the Company Preferred Stock upon a Change of Control Triggering Event if such redemption would result in our non-compliance with the financial covenants in the Company Loan Agreements. Digirad’s failure to redeem the Company Preferred Stock could have material adverse consequences for Digirad, and the holders of the Company Preferred Stock.

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

Currently, we are a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act. As a “smaller reporting company,” we are able to provide simplified executive compensation disclosures in our filings and have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

Furthermore, we are a non-accelerated filer as defined by Rule 12b-2 of the Exchange Act, and, as such, are not required to provide an auditor attestation of management’s assessment of internal control over financial reporting, which is generally required for SEC reporting companies under Section 404(b) of the Sarbanes-Oxley Act. Because we are not required to, and have not, had our auditor’s provide an attestation of our management’s assessment of internal control over financial reporting, a material weakness in internal controls may remain undetected for a longer period.

If we cannot continue to satisfy the Nasdaq Capital Market continued listing standards and other Nasdaq rules, our common stock could be delisted, which would harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.

Our common stock is currently listed on the Nasdaq Global Market. To maintain the listing of our common stock on the Nasdaq Global Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $5.0 million and stockholders’ equity of at least $10 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $15.0 million and total assets of at least $50.0 million and total revenue of at least $50.0 million (in the latest fiscal year or in two of the last three fiscal years).

There is no assurance that we will be able to maintain compliance with the minimum closing price requirement and other listing requirements. In the event that we fail to maintain compliance with Nasdaq listing requirements for 30 consecutive trading days, our common stock may be delisted from the Nasdaq Global Market. If our common stock were to be delisted from Nasdaq and was not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no or few securities or industry analysts commence coverage of us, the trading price for our securities would be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our clinical trials and operating results fail to meet the expectations of analysts, the price of our securities would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price or trading volume of our securities to decline.

If we become a personal holding company, our results could be negatively impacted.

We could be subject to a second level of U.S. federal income tax on a portion of our income if we are determined to be a personal holding company (“PHC”) for U.S. federal income tax purposes. A U.S. corporation generally will be classified as a PHC for U.S. federal income tax purposes in a given taxable year if (i) at any time during the last half of such taxable year, five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax-exempt organizations, pension funds and charitable trusts) own or are deemed to own (pursuant to certain constructive ownership rules) more than 50% of the stock of the corporation by value (by reference to all common, preferred and all other classes of stock) (the “Ownership Test”) and (ii) at least 60% of the corporation’s adjusted ordinary gross income, as determined for U.S. federal income tax purposes, for such taxable year consists of PHC income (which includes, among other things, dividends, interest, certain royalties, annuities and, under certain circumstances, rents) (the “Income Test”).

Based on our knowledge, we believe we meet the Ownership Test discussed above. However, based on our present operations and income sources, we believe that we will not meet the Income Test, and as a result we should not be treated as a PHC for the foreseeable future. If we are or were to become a PHC in a given taxable year, we would be subject to an additional PHC tax, currently 20%, on our undistributed PHC income, which generally includes our taxable income (without the benefit of any federal net operating loss carry forward), subject to certain adjustments. We can give no assurance that we will not become a PHC in the future.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
Not applicable.

ITEM 6.EXHIBITS

Exhibit Number	Description

10.1
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

10.2
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

10.3
Extension and Modification Agreement, dated January 31, 2020, by and among EdgeBuilder, Inc., Glenbrook Building Supply, Inc. and Premier Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2020).

10.4
Thirteenth Amendment to Loan and Security Agreement, dated January 31, 2020, by and among Gerber Finance Inc., KBS Builders, Inc. ATRM Holdings, Inc., and Digirad Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2020).

10.5
First Amendment to Loan and Security Agreement, dated February 20, 2020, by and among Star Real Estate Holdings USA, Inc., 300 Park Street, LLC, 947 Waterford Road, LLC, 56 Mechanic Falls Road, LLC and Gerber Finance Inc. (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed with the Commission on March 9, 2020).

10.6
First Amendment to Loan and Security Agreement Dated January 31, 2020, dated as of March 5, 2020, by and among Gerber Finance Inc., EdgeBuilder, Inc. and Glenbrook Building Supply, Inc.; and Consent and as a Fourteenth Amendment to Loan and Security Agreement Dated February 23, 2016, by and among Gerber Finance Inc., KBS Builders, Inc., ATRM Holdings, Inc. and Digirad Corporation (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K filed with the Commission on March 9, 2020).

10.7
Note, dated April 30, 2020, made by KBS Builders, Inc. in favor of Bremer Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 6, 2020).

10.8
Note, dated April 30, 2020, made by EdgeBuilder, Inc. in favor of Bremer Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 6, 2020).

10.9
Note, dated April 30, 2020, made by Glenbrook Building Supply Inc. in favor of Bremer Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 6, 2020).

10.10*
Second Amendment to Loan and Security Agreement, dated April 30, 2020, by and among Star Real Estate Holdings USA, Inc., 300 Park Street, LLC, 947 Waterford Road, LLC, 56 Mechanic Falls Road, LLC and Gerber Finance Inc.

10.11*	Fifteenth Amendment to Loan and Security Agreement dated April 1, 2020, between KBS Builders, Inc. and Gerber Finance Inc.

10.12*	Promissory Note, dated May 5, 2020, made by DMS Imaging, Inc. in favor of Sterling National Bank.

10.13*	Promissory Note, dated May 5, 2020, made by Digirad Imaging Solutions, Inc. in favor of Sterling National Bank.

10.14*	Promissory Note, dated May 7, 2020, made by DMS Health Technologies, Inc. in favor of Sterling National Bank.

10.15*	Promissory Note, dated May 7, 2020, made by Digirad Corporation in favor of Sterling National Bank.

31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
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

DIGIRAD CORPORATION

Date:	May 15, 2020	By:	/s/ MATTHEW G. MOLCHAN
Matthew G. Molchan President and Chief Executive Officer (Principal Executive Officer, Duly Authorized Officer)