Form 10-Q
period 2020-06-30
DIGIRAD CORP
filed 2020-08-13
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒
As of August 5, 2020, the registrant had 4,698,201 shares of Common Stock ($0.0001 par value) outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Healthcare	$17,305	$25,798	$40,647	$49,710
Building and Construction	5,035	—	10,519	—
Real Estate and Investments	2	—	33	—
Total revenues	22,342	25,798	51,199	49,710

Cost of revenues:
Healthcare	14,268	20,617	33,538	40,548
Building and Construction	3,982	—	9,063	—
Real Estate and Investments	66	177	131	177
Total cost of revenues	18,316	20,794	42,732	40,725

Gross profit	4,026	5,004	8,467	8,985

Operating expenses:
Marketing, sales and general and administrative expenses	4,751	4,867	10,979	9,700
Amortization of intangible assets	801	283	1,618	566
Merger and finance costs	—	1,000	—	1,000
Total operating expenses	5,552	6,150	12,597	11,266

Loss from operations	(1,526)	(1,146)	(4,130)	(2,281)

Other income (expense):
Other income (expense), net	672	(5)	832	(203)
Interest expense, net	(383)	(254)	(858)	(435)
Loss on sale of building	—	(232)	—	(232)
Loss on extinguishment of debt	—	—	—	(151)
Total other income (expense)	289	(491)	(26)	(1,021)

Loss before income taxes	(1,237)	(1,637)	(4,156)	(3,302)
Income tax (expense) benefit	(50)	162	(84)	170
Net loss from continuing operations	(1,287)	(1,475)	(4,240)	(3,132)
Net income from discontinued operations	—	266	—	266
Net loss	(1,287)	(1,209)	(4,240)	(2,866)
Deemed dividend on Series A redeemable preferred stock	(484)	—	(968)	—
Net loss attributable to common shareholders	$(1,771)	$(1,209)	$(5,208)	$(2,866)

Net loss per share, attributable to common shareholders — basic and diluted:	$(0.58)	$(0.59)	$(2.04)	$(1.41)

Net loss	$(1,287)	$(1,209)	$(4,240)	$(2,866)
Other comprehensive (loss) income:

Reclassification of tax provision impact	—	—	—	22
Total other comprehensive income	—	—	—	22
Comprehensive loss	$(1,287)	$(1,209)	$(4,240)	$(2,844)
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$9,111	$1,821
Restricted cash	169	240
Equity securities	27	26
Accounts receivable, net	14,523	18,571
Inventories, net	7,638	7,097
Other current assets	1,433	1,794
Total current assets	32,901	29,549
Property and equipment, net	19,210	22,138
Operating lease right-of-use assets, net	4,907	4,827
Intangible assets, net	21,286	22,903
Goodwill	9,978	9,978
Other assets	997	1,165
Total assets	$89,279	$90,560

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,807	$8,932
Accrued compensation	4,132	4,579
Accrued warranty	272	421
Deferred revenue	2,185	1,786
Short-term debt and current portion of long-term debt	4,459	4,036
Payable to related parties	2,155	1,920
Operating lease liabilities	1,980	1,866
Other current liabilities	3,270	4,638
Total current liabilities	24,260	28,178
Long-term debt, net of current portion	19,124	17,038
Deferred tax liabilities	89	23
Operating lease liabilities, net of current portion	3,024	3,073
Other liabilities	1,102	1,551
Total liabilities	47,599	49,863

Commitments and contingencies (Note 9)

Preferred stock, $0.0001 par value: 10,000,000 shares authorized: 10% Series A Cumulative Redeemable preferred stock, 8,000,000 shares liquidation preference ($10.00 per share), 1,915,637 shares issued or outstanding at June 30, 2020 and December 31, 2019, respectively	20,570	19,602

Stockholders’ equity:
Common stock, $0.0001 par value: 30,000,000 shares authorized; 4,692,451 and 2,050,659 shares issued and outstanding (net of treasury shares) at June 30, 2020 and December 31, 2019, respectively	—	—
Treasury stock, at cost; 258,849 shares at June 30, 2020 and December 31, 2019, respectively	(5,728)	(5,728)

Additional paid-in capital	149,607	145,352
Accumulated deficit	(122,769)	(118,529)
Total stockholders’ equity	21,110	21,095
Total liabilities, mezzanine equity and stockholders’ equity	$89,279	$90,560
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(4,240)	$(2,866)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,164	3,094
Amortization of intangible assets	1,618	566
Provision for bad debt, net	7	109
Stock-based compensation	260	302
Gain on disposal of discontinued operations	—	(350)
Amortization of loan issuance costs	163	28
Debt issuance costs write-off	—	151
Financing costs write-off	—	273
Loss on sale of assets	165	24
Deferred income taxes, net	66	(75)
Other, net	20	(23)
Changes in operating assets and liabilities:
Accounts receivable	4,042	(348)
Inventories	(446)	(290)
Other assets	207	(529)
Accounts payable	(3,317)	(694)
Accrued compensation	(447)	262
Deferred revenue	390	159
Operating lease liabilities	(5)	(21)
Other liabilities	(1,598)	596
Net cash provided by operating activities	49	368

Investing activities
Purchases of property and equipment	(286)	(1,446)
Purchase of real estate from related and third parties	—	(5,180)
Proceeds from sale of property and equipment	84	1,320
Proceeds from sales of equity securities	—	140
Payments to acquire interest in joint ventures	—	(1,000)
Net cash used in investing activities	(202)	(6,166)

Financing activities
Proceeds from borrowings	58,570	40,982
Repayment of debt	(55,371)	(35,168)
Loan issuance costs	(317)	(404)
Net proceeds from sale of common stock and warrants	4,203	—
Proceeds from exercise of warrants	773	—
Taxes paid related to net share settlement of equity awards	(13)	(24)
Repayment of obligations under finance leases	(473)	(369)
Net cash provided by financing activities	7,372	5,017
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,219	(781)
Cash, cash equivalents, and restricted cash at beginning of period	2,061	1,813
Cash, cash equivalents, and restricted cash at end of period	$9,280	$1,032
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Redeemable Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	1,916	$19,602	2,050	$—	$(5,728)	$145,352	$(118,529)	$21,095
Stock-based compensation	—	—	—	—	—	109	—	109
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	5	—	—	—	—	—
Accrued dividend on redeemable preferred stock	—	484	—	—	—	(484)	—	(484)
Net loss	—	—	—	—	—	—	(2,953)	(2,953)
Balance at March 31, 2020	1,916	20,086	2,055	—	(5,728)	144,977	(121,482)	17,767
Stock-based compensation	—	—		—	—	151	—	151
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	42	—	—	(13)	—	(13)
Accrued dividend on redeemable preferred stock	—	484	—	—	—	(484)	—	(484)
Net proceeds from sale of common stock and warrants	—	—	2,450	—	—	4,203	—	4,203
Proceeds from exercise of warrants	—	—	145	—	—	773	—	773
Net loss	—	—	—	—	—	—	(1,287)	(1,287)
Balance at June 30, 2020	1,916	$20,570	4,692	$—	$(5,728)	$149,607	$(122,769)	$21,110

	Common stock		Treasury Stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2018	2,025	$2	$(5,728)	$145,428	$(22)	$(113,880)	$25,800
Stock-based compensation	—	—	—	112	—	—	112
Shares issued under stock incentive plans, net of shares withheld for employee taxes	6	—	—	(24)	—	—	(24)
Reclassification of tax provision impact	—	—	—	—	22	—	22
Net loss	—	—	—	—	—	(1,657)	(1,657)
Balance at March 31, 2019	2,031	2	(5,728)	145,516	—	(115,537)	24,253
Stock-based compensation	—	—	—	190	—	—	190
Shares issued under stock incentive plans, net of shares withheld for employee taxes	9	—	—	—	—	—	—
Shares issued for fractional shares in conjunction with reverse stock split	2	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,209)	(1,209)
Reclassification of tax provision impact	—	—	—	—	—	(22)	(22)
Balance at June 30, 2019	2,042	$2	$(5,728)	$145,706	$—	$(116,768)	$23,212
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
On March 11, 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, COVID-19, a global pandemic, which continues to spread throughout the United States and around the world. Governmental authorities in the states in which we operate issued social distancing orders, which orders have required businesses in subject jurisdictions to cease non-essential operations at physical locations in those locations, unless exempted, rescinded, or amended. Accordingly, to comply with applicable regulations and to safeguard the health and safety of our employees and customers, we temporarily reduced our business operations.
During the three and six months ended June 30, 2020, we experienced a $8.5 million and $9.1 million, respectively, decrease in Digirad Health division revenue which was offset by $5.0 million and $10.5 million, respectively, increase in Building and Construction revenue, as compared to the same period of the prior year, related to a decrease in our diagnostic services due to the COVID-19 pandemic. As the COVID-19 pandemic affected the results of segments of our business during the three and six months ended June 30, 2020, we took steps to contain the impact of the COVID-19 pandemic on our business.
On April 1, 2020, we announced that in response to the COVID-19 pandemic, Matthew G. Molchan, our President and Chief Executive Officer, David J. Noble, our Chief Financial Officer and Chief Operating Officer, and Martin B. Shirley, the president of our Diagnostic Imaging Solutions Inc. subsidiary, had each agreed to have their base salaries reduced by 20%. These reductions were effective as of April 6, 2020, and remained in effect until May 15, 2020.
On April 1, 2020, we also announced that in response to the COVID-19 pandemic, we planned to furlough certain employees and that we would institute a 20% salary reduction for most of our salaried employees and reduce the number of working hours of most of our hourly employees by 20%. These reductions, which applied to our healthcare division, were effective as of April 6, 2020, and remained in effect until May 15, 2020. Throughout the COVID-19 pandemic, our building and construction division has furloughed employees or reduced employee hours based on fluctuations in demand for our products. As of June 30, 2020, the Company’s KBS Builders, Inc. subsidiary (“KBS”) brought back furloughed employees and increased its work force by over 20% to meet the higher manufacturing requirements for two commercial projects as well as the future growth we expect.
This partial disruption, although expected to be temporary, may impact our operations and overall business. The impact of COVID-19 is evolving rapidly and its future effects are uncertain. Given the uncertainty caused by the COVID-19 pandemic, the duration of the disruption and related financial impact cannot be reasonably estimated at this time. As a result of the evolving impact of COVID-19 on the economy, on April 7, 2020, we withdrew our 2020 full-year guidance. The COVID-19 pandemic is a highly fluid situation and it is not currently possible for us to reasonably estimate the impact it may have on our financial and operating results. We will continue to evaluate the impact of the COVID-19 pandemic on our business as we learn more and the impact of COVID-19 on our industry becomes clearer.
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
Mezzanine Equity
Pursuant to the Certificate of Designations, Rights and Preferences of 10% Series A Cumulative Perpetual Preferred Stock of Digirad Corporation (the “Certificate of Designations”), upon a Change of Control Triggering Event, as defined in the Certificate of Designations, holders of the Company Preferred Stock may require the Company to redeem the Company Preferred Stock at a price of $10.00 per share, plus any accumulated and unpaid dividends (a “Change of Control Redemption”). As this redemption feature of the shares is not solely within the control of Digirad, the equity of Digirad does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes Company Preferred Stock as mezzanine equity in the unaudited condensed consolidated financial statements. Company Preferred Stock is not redeemable and it was not probable that the Company Preferred Stock would become redeemable as of June 30, 2020.
In addition to a Change of Control Redemption, the Certificate of Designations also provides that the Company may redeem (at its option, in whole or in part) the Company Preferred Stock following the fifth anniversary of issuance of the Company Preferred Stock, at a cash redemption price of $10.00 per share, plus any accumulated and unpaid dividends.

Equity Offering
On April 30, 2020, the Company filed a registration statement with the SEC (the “Registration Statement”) relating to a public offering of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and warrants to purchase Common Stock (the “Offering”). On May 28, 2020, the Company closed the Offering in which, pursuant to the underwriting agreement (the “Underwriting Agreement”) entered into by and between the Company and Maxim Group LLC (“Maxim”), as representative of the underwriters, dated May 26, 2020, the Company issued and sold (i) 2,225,000 shares of Common Stock, and (ii) 2,225,000 warrants (the “Warrants”) to purchase up to 1,112,500 shares of Common Stock. The warrants will expire 5 years from the date of issuance. The Offering price was $2.24 per share of Common Stock and $0.01 per accompanying Warrant (for a combined Offering price of $2.25). The Underwriting Agreement contained customary representations, warranties, and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and Maxim (including for liabilities under the Securities Act of 1933, as amended) and certain other obligations.
Pursuant to the Underwriting Agreement, the Company granted to Maxim an option for a period of 45 days (the “Over-Allotment Option”) to purchase up to 225,000 additional shares of Common Stock and 225,000 Warrants to purchase up to an additional 112,500 shares of Common Stock. Effective as of the closing of the Offering, Maxim exercised the Over-Allotment Option for the purchase of 225,000 Warrants for a price of $0.01 per Warrant. On June 10, 2020, Maxim exercised the Over-Allotment Option for the purchase of 225,000 shares of Common Stock for a price of $2.24 per share, before underwriting discounts. The closing of the sale of the over-allotment shares brought the total number of shares of common stock sold by the Company in the Offering to 2,450,000, and total gross proceeds to approximately $5.5 million.

The net proceeds to the Company from the Offering (including the exercise of the Over-Allotment Option) were approximately $4.2 million, after deducting the fees and commissions and estimated Offering expenses payable by the Company, and excluding any proceeds the Company may receive upon exercise of the Warrants. The Company currently intends to use at least $3.0 million of the net proceeds from the sale of shares of Common Stock and the Warrants in the Offering to fund commercial modular housing projects to be constructed in New England by the Company’s KBS Builders, Inc. subsidiary, and the remainder of the net proceeds (if any) will be used for working capital and for other general corporate purposes. The Company will have broad discretion in determining how the proceeds of the Offering will be used, and its discretion is not limited by the aforementioned possible uses.
Liquidity
The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. We incurred net losses from operations of approximately $1.5 million and $4.1 million for the three and six months ended June 30, 2020, respectively and $1.1 million and $2.3 million for the three and six months ended June 30, 2019, respectively. We have an accumulated deficit of $122.8 million and $118.5 million as of June 30, 2020 and December 31, 2019, respectively. Net cash provided from operations of $49 thousand for the six months ended June 30, 2020 compared to a positive cash flow from operations of $0.4 million for the same prior year period in 2019.
As of June 30, 2020, we had approximately $4.5 million in third party credit facilities and $2.2 million in related party notes coming due next twelve months. As noted below, we previously had a covenant breach with Gerber. In January 2020, as discussed more fully below, we refinanced our debt with Gerber Finance Inc. (“Gerber”) and Premier Bank (“Premier”) and reset the debt covenants with these lenders.
The operating losses resulted from our Healthcare and Building and Construction division. The Company may require additional support. To this end, a significant shareholder and lender has committed to provide financial support to the Company by providing written assurances that he will (a) not call approximately $2.2 million of related party debt when it becomes due in October 2020; and (b) extend through June 2021 the Company’s put option with this shareholder of $1.0 million in Series A Cumulative Perpetual Preferred stock. Management believes that the Company has the liquidity and operations to continue to support the business through the next 12 months from the issuance of this Quarterly Report. The Company’s ability to continue as a going concern is dependent on its ability to execute its plans.
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
Rental revenue on operating leases is recognized on a straight-line basis over the lease term unless collectability is not probable. In these cases, rental revenue is recognized as payments are received.
Recently Adopted Accounting Standards
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company early adopted ASU 2018-15 beginning January 1, 2019, and applied the guidance prospectively to the implementation costs incurred in its NetSuite ERP implementation. As of June 30, 2020, the Company has capitalized $0.6 million of implementation costs.

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

Disaggregation of Revenue
The following tables present our revenues for the three and six months ended June 30, 2020 and 2019, disaggregated by major source (in thousands):

	Three Months Ended June 30, 2020
	Diagnostic Services	Diagnostic Imaging	Mobile Healthcare	Building and Construction	Real Estate and Investments	Total
Major Goods/Service Lines
Mobile Imaging	$6,989	$—	$5,926	$—	$—	$12,915
Camera	—	674	—	—	—	674
Camera Support	—	1,659	—	—	—	1,659
Healthcare Revenue from Contracts with Customers	6,989	2,333	5,926	—	—	15,248
Lease Income	151	—	1,906	62	—	2,119
Building and Construction	—	—	—	4,973	—	4,973
Real Estate and Investments	—	—	—	—	2	2
Total Revenues	$7,140	$2,333	$7,832	$5,035	$2	$22,342

Timing of Revenue Recognition
Services and goods transferred over time	$7,140	$1,518	$7,776	$61	$—	$16,495
Services and goods transferred at a point in time	—	815	56	4,974	2	5,847
Total Revenues	$7,140	$2,333	$7,832	$5,035	$2	$22,342

	Three Months Ended June 30, 2019
	Diagnostic Services	Diagnostic Imaging	Mobile Healthcare	Total
Major Goods/Service Lines
Mobile Imaging	$12,148	$—	$8,085	$20,233
Camera	—	1,494	—	1,494
Camera Support	—	1,555	—	1,555
Healthcare Revenue from Contracts with Customers	12,148	3,049	8,085	23,282
Lease Income	170	—	2,346	2,516
Total Revenues	$12,318	$3,049	$10,431	$25,798

Timing of Revenue Recognition
Services and goods transferred over time	$12,318	$1,500	$10,268	$24,086
Services and goods transferred at a point in time	—	1,549	163	1,712
Total Revenues	$12,318	$3,049	$10,431	$25,798

	Six Months Ended June 30, 2020
	Diagnostic Services	Diagnostic Imaging	Mobile Healthcare	Building and Construction	Real Estate and Investments	Total
Major Goods/Service Lines
Mobile Imaging	$17,591	$—	$13,187	$—	$—	$30,778
Camera	—	2,013	—	—	—	2,013
Camera Support	—	3,181	—	—	—	3,181
Healthcare Revenue from Contracts with Customers	17,591	5,194	13,187	—	—	35,972
Lease Income	363	—	4,312	146	—	4,821
Building and construction	—	—	—	10,373	—	10,373
Real Estate and Investments	—	—	—	—	33	33
Total Revenues	$17,954	$5,194	$17,499	$10,519	$33	$51,199

Timing of Revenue Recognition
Services and goods transferred over time	$17,954	$3,005	$17,349	$146	$—	$38,454
Services and goods transferred at a point in time	—	2,189	150	10,373	33	12,745
Total Revenues	$17,954	$5,194	$17,499	$10,519	$33	$51,199

	Six Months Ended June 30, 2019
	Diagnostic Services	Diagnostic Imaging	Mobile Healthcare	Total
Major Goods/Service Lines
Mobile Imaging	$23,733	$—	$15,579	$39,312
Camera	—	2,298	—	2,298
Camera Support	—	3,274	—	3,274
Healthcare Revenue from Contracts with Customers	23,733	5,572	15,579	44,884
Lease Income	311	—	4,515	4,826
Total Revenues	$24,044	$5,572	$20,094	$49,710

Timing of Revenue Recognition
Services and goods transferred over time	$24,044	$3,051	$19,793	$46,888
Services and goods transferred at a point in time	—	2,521	301	2,822
Total Revenues	$24,044	$5,572	$20,094	$49,710
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

Changes in the deferred revenues for six months ended June 30, 2020, is as follows (in thousands):

Balance at December 31, 2019	$1,801
Revenue recognized that was included in balance at beginning of the year	(1,103)
Deferred revenue, net, related to contracts entered into during the year	1,504
Balance at June 30, 2020	$2,202
Included in the balances above as of June 30, 2020 and December 31, 2019 is non-current deferred revenue included in other liabilities of $17 thousand and $15 thousand, respectively.
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

Note 3. Basic and Diluted Net Income (Loss) Per Share
We present net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities, as the warrants are considered participating securities. We have not allocated net loss attributable to common stockholders to warrants because the holders of our warrants are not contractually obligated to share in our losses. Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is calculated to give effect to all potential shares of common stock, including common stock issuable upon exercise of warrants, stock options, and RSUs. In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.
The following table sets forth the reconciliation of shares used to compute basic and diluted net (loss) income per share for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Loss from continuing operations	$(1,287)	$(1,475)	$(4,240)	$(3,132)
Net income from discontinued operations	—	266	—	266
Net loss	$(1,287)	$(1,209)	$(4,240)	$(2,866)
Deemed dividend on Series A redeemable preferred stock	(484)	—	(968)	—
Net loss attributable to common shareholders	$(1,771)	$(1,209)	$(5,208)	$(2,866)

Denominator:
Weighted average shares outstanding - basic	3,041	2,038	2,547	2,034
Dilutive potential common shares:
Stock options	—	—	—	—
Stock warrants	—	—	—	—
Restricted stock units	—	—	—	—
Weighted average shares outstanding - diluted	3,041	2,038	2,547	2,034

Net loss per common share - basic and diluted
Net loss per share, continuing operations	$(0.42)	$(0.72)	$(1.66)	$(1.54)
Net income per share, discontinued operations	—	0.13	—	0.13
Net loss per share	(0.42)	(0.59)	(1.66)	(1.41)
Deemed preferred stock per share	(0.16)	—	(0.38)	—
Net loss per share, attributable to common shareholders - basic and diluted (1)	$(0.58)	$(0.59)	$(2.04)	$(1.41)
(1) Earnings per share may not add due to rounding.
The computation of diluted earnings per share excludes stock options and stock units that are anti-dilutive. The following common stock equivalents were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	51	111	53	106
Stock warrants	2,160	—	2,160	—
Restricted stock units	30	34	34	32
Total	2,241	145	2,247	138

As of June 30, 2020, 0.3 million warrants were excercised and 2.2 million warrants remained outstanding at an exercise price of $2.25.

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
The following table summarizes the fair values of the assets acquired and liabilities assumed at the ATRM Acquisition Date (in thousands):

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
Goodwill and intangibles of $8.2 million and $19.5 million, respectively, were assigned to the segments. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of ATRM. As of June 30, 2020, there were no changes in the recognized amounts of goodwill resulting from the acquisition of ATRM.
The Company recognized $2.3 million of acquisition related costs including legal, accounting that were expensed in 2019.
The amounts of revenue and earnings of ATRM included in the Company’s condensed consolidated statement of operations for the three and six month period ending June 30, 2020 are as follows (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Revenue	$5,037	$10,552
Net loss	$(175)	$(1,677)
The following represents the pro forma condensed consolidated statement of operations as if ATRM had been included in the consolidated results of the Company for the three and six months ending June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$22,342	$32,747	$51,199	$63,994
Net loss	$(1,180)	$(2,521)	$(4,024)	$(5,413)
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of ATRM to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment and intangible assets had been applied on January 1, 2019, together with the consequential tax effects.

Note 5. Supplementary Balance Sheet Information
The components of inventories are as follows (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$3,889	$4,309
Work-in-process	2,947	2,710
Finished goods	1,121	461
Total inventories	7,957	7,480
Less reserve for excess and obsolete inventories	(319)	(383)
Total inventories, net	$7,638	$7,097
Property and equipment consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Land	$995	$995
Buildings and leasehold improvements	5,451	5,451
Machinery and equipment	57,097	57,417
Total property and equipment	63,543	63,863
Less accumulated depreciation	(44,333)	(41,725)
Total property and equipment, net	$19,210	$22,138
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
The components of lease expense are as follows (in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating lease cost	$554	$391	$1,110	$717

Finance lease cost:
Amortization of finance lease assets	$161	$269	$344	$322
Interest on finance lease liabilities	31	32	65	65
Total finance lease cost	$192	$301	$409	$387

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,087	$625
Operating cash flows from finance leases	$65	$67
Financing cash flows from finance leases	$473	$369

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,277	$868
Finance leases	$52	$422
Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2020	December 31, 2019
Operating lease right-of-use assets, net	$4,907	$4,827

Operating lease liabilities	$1,980	$1,866
Operating lease liabilities, net of current	3,024	3,073
Total operating lease liabilities	$5,004	$4,939

Finance lease assets	$4,071	$4,541
Finance lease accumulated amortization	(1,597)	(1,701)
Finance lease assets, net	$2,474	$2,840

Finance lease liabilities	$910	$934
Finance lease liabilities, net of current	1,072	1,512
Total finance lease liabilities	$1,982	$2,446

Weighted-Average Remaining Lease Term (in years)
Operating leases	2.6	2.9
Finance leases	3.1	2.7

Weighted-Average Discount Rate
Operating leases	5.32%	5.45%
Finance leases	6.40%	6.34%
We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of June 30, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
2020 (excludes the six-months ended June 30, 2020)	$1,153	$508
2021	1,893	984
2022	1,145	465
2023	694	151
2024 and thereafter	552	17
Total future minimum lease payments	5,437	2,125
Less amounts representing interest	433	143
Present value of lease obligations	$5,004	$1,982

Note 7. Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our financial assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at June 30, 2020 and December 31, 2019 (in thousands).

	Fair Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Equity securities	$27	$23	$—	$50
Total	$27	$23	$—	$50

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Equity securities	$26	$43	$—	$69
Lumber derivative contracts	10	—	—	10
Total	$36	$43	$—	$79
The investment in equity securities consists of common stock of publicly traded companies. The Company occasionally enters into lumber derivative contracts in order to protect its gross profit margins from fluctuations caused by volatility in lumber prices. At June 30, 2020, the Company had no lumber derivative contracts.
The level 1 and 2 securities and derivative contracts are included in equity securities and other assets, respectively, on the Company’s condensed unaudited consolidated balance sheet. The fair values are based on the closing prices observed on June 30, 2020. During the six months ended June 30, 2020 and June 30, 2019, the Company recorded unrealized losses of $20 thousand; and an unrealized gain of $24 thousand and immaterial unrealized losses, respectively, in the other income (expenses) of condensed unaudited consolidated statement of operations.
We did not reclassify any investments between levels in the fair value hierarchy during the six months ended June 30, 2020.
The fair values of the Company’s revolving credit facility approximate carrying value due to the variable rate nature of these borrowings.
Note 8. Debt
A summary of the Company’s revolving credit facilities, related party notes, and Paycheck Protection Program notes are as follows (in thousands):

	June 30, 2020		December 31, 2019
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - Gerber KBS	$1,180	6.00%	$1,111	7.50%
Revolving Credit Facility - Premier	—	—%	2,925	6.25%
Total Short Term Revolving Credit Facility	$1,180	6.00%	$4,036	6.59%
Revolving Credit Facility - SNB	$11,785	2.66%	$17,038	4.26%
Revolving Credit Facility - Gerber EBGL	1,374	6.00%	—	—%
Total Long Term Revolving Credit Facility	$13,159	3.01%	$17,038	4.26%
LSV Co-Invest I Promissory Note (“January Note”)	$668	12.00%	$595	12.00%
LSV Co-Invest I Promissory Note (“June Note”)	1,150	12.00%	1,023	12.00%
LSVM Note	337	12.00%	302	12.00%
Total Notes Payable To Related Parties	$2,155	12.00%	$1,920	12.00%
Short Term Paycheck Protection Program Notes	$2,518	1.00%	$—	—%
Long Term Paycheck Protection Program Notes	4,130	1.00%	—	—%
Total Paycheck Protection Program Notes	$6,648	1.00%	$—	—%

Term Loan Facilities
As of June 30, 2020, the short-term debt and current portion of long-term debt included $0.5 million of the Gerber Star term loan, net of issuance costs, and $0.3 million of the Premier term loan. Long-term debt, net of current portion, included $1.2 million of the Gerber Star term loan, net of issuance costs, and $0.6 million of the Premier term loan.
The following table presents the Star and Premier term loans balance net of unamortized debt issuance costs as of June 30, 2020 (in thousands):

June 30, 2020
Amount
Gerber - Star Term Loan	$2,125
Premier - Term Loan	897
Total Principal	3,022
Unamortized debt issuance costs	(426)
Total	$2,596
Digirad Loan Agreement
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “SNB Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers (collectively, the “SNB Borrowers”); the Company, as guarantor; and Sterling National Bank, a national banking association, as lender (“Sterling” or “SNB”).
The SNB Loan Agreement is a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for both revolving loans and outstanding letter of credit obligations (the “SNB Credit Facility”). Under the SNB Credit Facility, the SNB Borrowers can request the issuance of letters of credit in an aggregate amount not to exceed $0.5 million at any one time outstanding. As of June 30, 2020, the Company had $0.2 million of letters of credit outstanding and had additional borrowing capacity of $5.7 million.
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
At June 30, 2020, Digirad was in compliance with SNB covenants.

ATRM Promissory Notes
See Note 12, Related Party Transactions, for information regarding certain ATRM promissory notes that are outstanding.
KBS Loan Agreement
On February 23, 2016, ATRM, KBS and Main Modular Haulers, Inc. (a subsidiary of ATRM) entered into a Loan and Security Agreement, (as amended, the “KBS Loan Agreement”), with Gerber Finance Inc. (“Gerber”). The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory and other collateral. The KBS Loan Agreement, which was scheduled to expire on February 22, 2018, has been automatically extended for successive one (1) year periods in accordance with its terms and is now scheduled to expire on February 22, 2021. The KBS Loan Agreement will be automatically extended for another one (1) year period unless a party thereto provides prior written notice of termination. As of June 30, 2020 neither party has provided notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the KBS Loan Agreement. The KBS Loan Agreement contains representations, warranties, affirmative and negative covenants, defined events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintain a maximum leverage ratio (as defined in the KBS Loan Agreement) and KBS not incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement.
The parties to the KBS Loan Agreement have amended the KBS Loan Agreement to provide for increased availability under the KBS Loan Agreement to KBS under certain circumstances, including for new equipment additions, and certain other changes, as well as a waiver of certain covenants.
As of December 31, 2019 and 2018, KBS was not in compliance with the financial covenants requiring no net annual post-tax loss for KBS or the minimum leverage ratio covenant as of 2018. The occurrence of any event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable. In April 2019, June 2019 and February 2020, we obtained a waiver from Gerber for these events. In addition to obtaining a waiver for these covenants, the Company and Gerber agreed to eliminate the minimum leverage ratio covenant for fiscal years after 2018.
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
On January 31, 2020, the Company, ATRM, KBS and Gerber entered into a Thirteenth Amendment to Loan and Security Agreement (the “Thirteenth Amendment”) to amend the terms of the KBS Loan Agreement, in order to, among other things (a) amend the definitions of “Ancillary Credit Parties,” “Guarantor,” “Obligations,” and “Subordinated Lender” to address the obligations of the Star Borrowers, the EBGL Borrowers, the Star Credit Parties, and the EBGL Credit Parties under the Star Loan Agreement, EBGL Loan Agreement and the Subordination Agreements (each as defined below) to which they are a party and (b) add a new cross default provision. As of June 30, 2020, approximately $1.2 million was outstanding under the KBS Loan Agreement.
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
On January 31, 2020, contemporaneously with the execution and delivery of the Star Loan Agreement and EBGL Loan Agreement described below, Glenbrook and EdgeBuilder entered into an Extension and Modification Agreement (the “Modification Agreement”) with Premier that modified the terms of that certain Revolving Credit Promissory Note (the “Premier Note”) made by Glenbrook and EdgeBuilder pursuant to that the Premier Loan Agreement. Pursuant to the Modification Agreement, the amount of indebtedness evidenced by the Premier Note was reduced to $1.0 million, and the Premier Note was modified to, among other things: (a) extend the Final Maturity Date (as defined in the Premier Note) of the Premier Note to January 31, 2023, and (b) set the interest that the Premier Note will bear at 5.75% per annum. As a condition to close and to then later extend the term of the Premier Loan Agreement, ATRM and Mr. Eberwein executed a guaranty in favor of Premier, which has, through the multiple extensions described above, been extended through January 1, 2023, under which ATRM and Mr. Eberwein have absolutely and unconditionally guaranteed all of EBGL’s obligations under the Premier Loan Agreement. As of June 30, 2020, approximately $0.9 million was outstanding under the Premier Loan Agreement.
Gerber Star and EBGL Loans
On January 31, 2020, SRE, 947 Waterford Road, LLC (“947 Waterford”), 300 Park Street, LLC (“300 Park”), and 56 Mechanic Falls Road, LLC (“56 Mechanic” and together with SRE, 947 Waterford, and 300 Park, (the “Star Borrowers”), each an Investments Subsidiary, and the Company, ATRM, KBS, EdgeBuilder, and Glenbrook (collectively, the “Star Credit Parties”), entered into a Loan and Security Agreement (as amended, the “Star Loan Agreement”) with Gerber providing the Star Borrowers with a credit facility with borrowing availability of up to $2.5 million ($2.0 million and $0.5 million to KBS and EBGL, respectively) (the “Star Term Loan”). The advance of $2.0 million to KBS is to be repaid in monthly installments of sixty (60) consecutive equal payments. The advance of $0.5 million to EBGL, which has been temporarily increased by $0.3 million due to be repaid on April 30, 2020, is to be repaid in monthly installments of twelve (12) consecutive equal payments. On February 20, 2020, the Star Borrowers entered into a First Amendment to Loan and Security Agreement (the “First Star Amendment”) with Gerber that amended the Star Loan Agreement in order to (i) temporarily advance $0.3 million to EBGL, which amount was, prior to the Second Star Amended described below, to be repaid to Gerber on or before April 30, 2020; (ii) clarify that Gerber can make multiple advances under the Star Loan Agreement, and (iii) to correct the maturity date of the Star Term Loan. On April 30, 2020, the Star Borrowers entered into a Second Amendment to Loan and Security Agreement (the “Second Star Amendment”) with Gerber that amended the Star Loan Agreement in order to change terms of repayment for the advance of $0.3 million to EBGL provided for under the First Star Amendment. Under the terms of the Second Star Amendment, the advance of $0.3 million to EBGL is to be repaid in three (3) consecutive equal monthly installments on the thirtieth (30th) day in each calendar month, commencing May 30, 2020, and in a final installment on or before July 31, 2020. As of June 30, 2020, EBGL repaid $0.3 million to Gerber and approximately $2.1 million was outstanding under the Star Loan Agreement.

On January 31, 2020, EdgeBuilder and Glenbrook (the “EBGL Borrowers”), each a Construction Subsidiary, and the Company, Star, 947 Waterford, 300 Park, 56 Mechanic, ATRM, and KBS (collectively, the “EBGL Credit Parties”), entered into a Loan and Security Agreement (the “EBGL Loan Agreement”) with Gerber providing the EBGL Borrowers with a credit facility with borrowing availability of up to $3.0 million (the “EBGL Loan”). On March 5, 2020, the EBGL Borrowers entered into a First Amendment to Loan and Security Agreement (the “First EBGL Amendment”) with Gerber that amended the EBGL Loan Agreement and the KBS Loan Agreement in order to, among other things, include a pledge $0.3 million of cash collateral by LSVI under the EBGL Loan Agreement which, prior to the First EBGL Amendment, was pledged by LSVI in connection with the KBS Loan Agreement. On July 1, 2020, the EBGL Borrowers entered into a Second Amendment to Loan and Security Agreement that amended the EBGL Loan Agreement in order to, among other things, terminate the pledge of $0.3 million in cash collateral. As of June 30, 2020, approximately $1.4 million was outstanding under the EBGL Loan Agreement.
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
In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The Company is continuing to evaluate the criteria and new guidance put out by the SBA regarding qualification of loans under the PPP and the criteria for meeting loan conditions and forgiveness criteria.
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

Note 10. Income Taxes
We provide for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements. We provide a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before we are able to realize their benefit. We calculate the valuation allowance in accordance with the authoritative guidance relating to income taxes, which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. Significant judgment is required in determining any valuation allowance against deferred tax assets. As of December 31, 2018, as a result of a three-year cumulative loss and recent events, such as the unanticipated termination of the distribution agreement with Philips North America LLC (“Philips”) and its effect on our forecasted income, we concluded that a full valuation allowance was necessary to offset our deferred tax assets. We continue to record a full valuation allowance against our deferred tax assets and intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.
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
For the six months ended June 30, 2020, the Company recorded an income tax expense of $84 thousand. For the six months ended June 30, 2019, the Company recorded an income tax benefit of $170 thousand within continuing operations and an income tax expense of $84 thousand within discontinued operations.
As of June 30, 2020, we had unrecognized tax benefits of approximately $2.8 million related to uncertain tax positions. Included in the unrecognized tax benefits were $2.3 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.
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
Segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue by segment:
Diagnostic Services	$7,140	$12,318	$17,954	$24,044
Diagnostic Imaging	2,333	3,049	5,194	5,572
Mobile Healthcare	7,832	10,431	17,499	20,094
Building and Construction	5,035	—	10,519	—
Real Estate and Investments	161	—	350	—
Corporate, eliminations and other	(159)	—	(317)	—
Consolidated revenue	$22,342	$25,798	$51,199	$49,710

Gross profit by segment:
Diagnostic Services	$953	$2,805	$2,958	$5,386
Diagnostic Imaging	1,232	1,080	2,101	1,866
Mobile Healthcare	851	1,296	2,050	1,910
Building and Construction	1,053	—	1,456	—
Real Estate and Investments	95	(177)	218	(177)
Corporate, eliminations and other	(158)	—	(316)	—
Consolidated gross profit	$4,026	$5,004	$8,467	$8,985

(Loss) income from operations by segment:
Diagnostic Services	$515	$1,957	$1,539	$3,693
Diagnostic Imaging	934	565	1,455	908
Mobile Healthcare	135	439	312	(184)
Building and Construction	130	—	(729)	—
Real Estate and Investments	10	(199)	116	(199)
Corporate, eliminations and other	(158)	—	(316)	—
Unallocated corporate and other expenses	(3,092)	(2,908)	(6,507)	(5,499)
Segment loss from operations	$(1,526)	$(146)	$(4,130)	$(1,281)
Merger and finance costs	—	(1,000)	—	(1,000)
Consolidated loss from operations	$(1,526)	$(1,146)	$(4,130)	$(2,281)

Depreciation and amortization by segment:
Diagnostic Services	$307	$305	$637	$609
Diagnostic Imaging	66	73	129	151
Mobile Healthcare	1,364	1,438	2,742	2,865
Building and Construction	571	—	1,143	—
Real Estate and Investments	66	35	131	35
Total depreciation and amortization	$2,374	$1,851	$4,782	$3,660

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

Note 12. Related Party Transactions
Perma-Fix
Prior to his resignation on April 6, 2020, John Climaco served as one of our directors and a member of the Audit and Strategic Advisory committees of our board of directors. Until July 11, 2017, Mr. Climaco also served as a director of Perma-Fix Environmental Services, Inc. (NASDAQ: PESI). Further, from June 2, 2015 until July 11, 2017, Mr. Climaco served as the Executive Vice President of Perma-Fix Medical S.A., a majority-owned Polish subsidiary of Perma-Fix Environmental Services, Inc. On July 27, 2015, we entered into a Stock Subscription Agreement (the “Subscription Agreement”) and Tc-99m Supplier Agreement (the “Supply Agreement”) with Perma-Fix Medical. Under the terms of the Subscription Agreement, we invested $1.0 million USD in exchange for 71,429 shares of Perma-Fix Medical. Pursuant to the Supply Agreement, should Perma-Fix Medical successfully complete development of its Tc-99m resin, Perma-Fix Medical will supply us or our preferred nuclear pharmacy supplier with Tc-99m at a preferred rate and we will purchase agreed upon quantities of such Tc-99m for our nuclear imaging operations, either directly or in conjunction with our preferred nuclear pharmacy supplier. As of June 30, 2020, the fair market value of the Perma-Fix Medical securities is $23 thousand. In addition, in connection with the Subscription Agreement, the Company’s President and Chief Executive Officer was appointed to the Supervisory Board of Perma-Fix Medical.
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
Eberwein Premier Participation
Pursuant to a certain Participation Agreement by and between Mr. Eberwein and Premier, which was signed on March 31, 2020 and was effective as of March 26, 2020, Mr. Eberwein purchased a ratable participation in, and assumed a ratable part of, the aggregate maximum principal amount of the outstanding balance of the loan under the Premier Loan Agreement in the amount of $0.3 million.

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
As of June 30, 2020, Mr. Eberwein owned approximately 7.5% of the outstanding Digirad common stock, including 216,714 Shares underlying a call option received pursuant to that certain Amended and Restated Put Option and Standstill Agreement, entered into on March 5, 2020, between Mr.Eberwein and Cannell Capital LLC. In addition, as of June 30, 2020, Mr. Eberwein owned 1,196,926 shares of Company Preferred Stock, and LSVI owned 300,000 shares of Company Preferred Stock.
On July 10, 2020, Digirad authorized LSVI to initiate a pro-rata distribution to its partners of an aggregate of 300,000 shares of Company Preferred Stock which was finalized by the Company's transfer agent on July 22, 2020 (the "Distribution"), which includes 114,624 shares of Company Preferred Stock consisting of (i) 113,780 shares of Company Preferred Stock received by the Jeffrey E. Eberwein Revocable Trust (the “Eberwein Trust”) as a result of the Distribution and (ii) 844 shares of Company Preferred Stock acquired by the Eberwein Trust as a result of shares of Company Preferred Stock distributable to LSV GP in the Distribution being transferred directly to the Eberwein Trust contemporaneously with the Distribution. At the time of the Distribution, the Eberwein Trust was a limited partner of LSVI and LSV GP was the general partner of LSVI. Mr. Eberwein, as the trustee of the Eberwein Trust, may be deemed to beneficially own the securities held in the Eberwein Trust. Mr. Eberwein expressly disclaims beneficial ownership of such securities held in the Eberwein Trust except to the extent of his pecuniary interest therein. Mr. Eberwein, by virtue of his position as the manager and sole beneficial owner of LSV GP, the general partner of LSVI, may be deemed to beneficially own the securities owned by LSVI and LSV GP. Mr. Eberwein expressly disclaims beneficial ownership of such securities owned by LSVI and the securities owned by LSV GP, except to the extent of his pecuniary interest therein.
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
At the closing of the Private Placement, the Company and LSVI entered into a Registration Rights Agreement, dated as of September 10, 2019 (the “Registration Rights Agreement”), pursuant to which Digirad agreed to file a registration statement with the SEC, covering the resale of the shares of Company Preferred Stock issued in the Private Placement, if and upon the written request of the Private Placement investors at any time on or before September 10, 2021. Digirad is obligated to maintain the effectiveness of the registration statement from its effective date until the later of (a) the date on which all registrable shares covered by the registration statement have been sold, or may be sold without volume or manner of sale restrictions under Rule 144 or (b) the second anniversary of the closing date. Digirad agreed to use commercially reasonable efforts to have the registration statement declared effective by the SEC as soon as possible following the filing thereof. The Company anticipates filing a registration statement with the SEC in the near future covering the resale of the shares of Company Preferred Stock issued in the Private Placement.

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
ATRM Notes Payable
ATRM, a wholly owned subsidiary of the Company as a result of the ATRM Merger, has the following related party promissory notes outstanding:
(i) Unsecured promissory note (principal amount of $0.7 million payable to LSV Co-Invest I), with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest due on January 12, 2020 (the “January Note”). On November 13, 2019, LSV Co-Invest I extended the maturity date of the January Note from January 12, 2020, to the earlier of (i) October 1, 2020 and (ii) the date when the January Note is no longer subject to a certain Subordination Agreement dated January 12, 2018, as amended, in favor of Gerber,
(ii) Unsecured promissory note (principal amount of $1.2 million payable to LSV Co-Invest I), with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest due on June 1, 2020 (the “June Note”). On November 13, 2019 LSV Co-Invest I also extended the maturity date of the June Note from June 1, 2020, to the earlier of (i) October 1, 2020 and (ii) the date when the January Note is no longer subject to a certain Subordination Agreement dated June 1, 2018, as amended, in favor of Gerber.
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
Acquisition of LSVM
On April 1, 2019, ATRM entered into a Membership Interest Purchase Agreement (the “LSVM Purchase Agreement”) with LSVM and Mr. Eberwein. Pursuant to the terms of the LSVM Purchase Agreement, Mr. Eberwein sold all of the issued and outstanding membership interests of LSVM to ATRM (the “LSVM Acquisition”) for a purchase price of $100.00, subject to a working capital adjustment provision. The LSVM Acquisition closed simultaneously with the execution and delivery of the LSVM Purchase Agreement, and was deemed effective as of January 1, 2019 for accounting purposes, as a result of which LSVM became a wholly owned subsidiary of ATRM. Pursuant to the LSVM Purchase Agreement, the current assets as well as the $0.3 million promissory note issued by ATRM and current liabilities existing prior to January 1, 2019 remain with Mr. Eberwein. Cash contributions made by Mr. Eberwein subsequent to the ATRM Acquisition also exist as a payment due to Mr. Eberwein by ATRM. The LSVM Purchase Agreement contains representations, warranties, covenants and indemnification provisions customary for transactions of this type. LSVM was acquired by the Company as part of the ATRM Acquisition.

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
As of June 30, 2020, and upon the completion of the ATRM Merger, Star Procurement became wholly owned subsidiary of the Company.
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
As of June 30, 2020, and upon the completion of the ATRM Merger, the note receivable was effectively settled.
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
As of June 30, 2020 and upon the completion of the ATRM Merger, the Waterford Lease, the Park Lease and the Oxford Lease are treated as intercompany transactions and eliminated in the unaudited consolidated financial statements.
Note 13. Redeemable Preferred Stock
Holders of shares of the Company Preferred Stock will be entitled to receive, when, as and if, authorized by the Company’s board of directors (or a duly authorized committee of Digirad board of directors) and declared by the Company out of funds legally available for the payment of dividends, preferential cumulative cash dividends at the rate of 10.0% per annum of the liquidation preference of $10.00 per share. Dividends will be payable quarterly, in arrears, on the last calendar day of March, June, September and December to holders of record at the close of business on the first day of each payment month. As of June 30, 2020, the Company’s board has not declared a dividend on the Company Preferred Stock.
A roll forward of the balance of Company Preferred Stock for the year ended June 30, 2020 is as follows (in thousands):

Balance at December 31, 2019	$19,602
Deemed dividend on redeemable convertible preferred stock	968
Balance at June 30, 2020	$20,570

Note 14. Discontinued Operations
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
For the six months ended June 30, 2019, Digirad recognized a $0.4 million gain for the remaining settlement of the warranty claims in regards to equipment sold to Philips.
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

The following table presents financial results of the MDSS business (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenues	$—	$—	$—	$—
Total cost of revenues	—	—	—	—
Gross profit	—	—	—	—
Operating expenses:	—	—	—	—
Marketing and sales	—	—	—	—
General and administrative	—	—	—	—
Amortization of intangible assets	—	—	—	—
Gain on sale of discontinued operations	—	(350)	—	(350)
Total operating expenses	—	(350)	—	(350)
Income from discontinued operations	—	350	—	350
Interest expense	—	—	—	—
Income from discontinuing operations before income taxes	—	350	—	350
Income tax expense	—	(84)	—	(84)
Income from discontinuing operations	$—	$266	$—	$266

The following table presents supplemental cash flow information of discontinued operations (in thousands):

	Six Months Ended June 30,
	2020	2019
Operating activities:
Depreciation	$—	$—
Amortization of intangible assets	$—	$—
Gain on sale of discontinued operations	$—	$(350)
Stock-based compensation	$—	$—
Investing activities:
Proceeds from the sale of discontinued operations	$—	$—

Note 15. Subsequent Events
None.

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
During the three and six months ended June 30, 2020, we experienced a $8.5 million increase and a $9.1 million decrease, respectively, in the Digirad Health revenue related to a decrease in our diagnostic services due to the Covid-19 pandemic. The decrease was offset by $5.0 million and $10.5 million, respectively, increase in Building and Construction revenue, as compared to the same period of the prior year, related to a decrease in our diagnostic services due to the COVID-19 pandemic. As the COVID-19 pandemic affected the results of segments of our business during the three and six months ended June 30, 2020, we took steps to contain the impact of the COVID-19 pandemic on our business.
On April 1, 2020, we announced that in response to the COVID-19 pandemic, Matthew G. Molchan, our President and Chief Executive Officer, David J. Noble, our Chief Financial Officer and Chief Operating Officer, and Martin B. Shirley, the president of our Diagnostic Imaging Solutions Inc. subsidiary, had each agreed to have their base salaries reduced by 20%. These reductions were effective as of April 6, 2020, and remained in effect until May 15, 2020.
On April 1, 2020, we also announced that in response to the COVID-19 pandemic, we planned to furlough certain employees and that we would institute a 20% salary reduction for most of our salaried employees and reduce the number of working hours of most of our hourly employees by 20%. These reductions, which applied to our healthcare division, were effective as of April 6, 2020, and remained in effect until May 15, 2020. Throughout the COVID-19 pandemic, our building and construction division has furloughed employees or reduced employee hours based on fluctuations in demand for our products. As of June 30, 2020, KBS brought back furloughed employees and increased its work force by over 20% to meet the higher manufacturing requirements for two commercial projects as well as the future growth we expect.

This partial disruption, although expected to be temporary, may impact our operations and overall business. The impact of COVID-19 is evolving rapidly and its future effects are uncertain. Given the uncertainty caused by the COVID-19 pandemic, the duration of the disruption and related financial impact cannot be reasonably estimated at this time. As a result of the evolving impact of COVID-19 on the economy, on April 7, 2020, we withdrew our 2020 full-year guidance. At Digirad, our highest priority remains the safety, health and well-being of our employees, their families and our communities and we remain committed to serving the needs of our customers. The COVID-19 pandemic is a highly fluid situation and it is not currently possible for us to reasonably estimate the impact it may have on our financial and operating results. We will continue to evaluate the impact of the COVID-19 pandemic on our business as we learn more and the impact of COVID-19 on our industry becomes clearer.
Equity Offering
On April 30, 2020, the Company filed a registration statement with the SEC (the “Registration Statement”) relating to a public offering of Common Stock and warrants to purchase Common Stock (the “Offering”). On May 28, 2020, the Company closed the Offering in which, pursuant to the underwriting agreement entered into by and between the Company and Maxim Group LLC (“Maxim”), as representative of the underwriters, dated May 26, 2020, the Company issued and sold (i) 2,225,000 shares of Common Stock, and (ii) 2,225,000 warrants (the “Warrants”) to purchase up to 1,112,500 shares of Common Stock. The Offering price was $2.24 per share of Common Stock and $0.01 per accompanying Warrant (for a combined Offering price of $2.25). The Underwriting Agreement contained customary representations, warranties, and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and Maxim (including for liabilities under the Securities Act of 1933, as amended) and certain other obligations.
Pursuant to the Underwriting Agreement, the Company granted to Maxim an option for a period of 45 days (the “Over-Allotment Option”) to purchase up to 225,000 additional shares of Common Stock and 225,000 Warrants to purchase up to an additional 112,500 shares of Common Stock. Effective as of the closing of the Offering, Maxim exercised the Over-Allotment Option for the purchase of 225,000 Warrants for a price of $0.01 per Warrant. On June 10, 2020, Maxim exercised the Over-Allotment Option for the purchase of 225,000 shares of Common Stock for a price of $2.24 per share, before underwriting discounts. The closing of the sale of the over-allotment shares brought the total number of shares of common stock sold by the Company in the Offering to 2,450,000, and total gross proceeds to approximately $5.5 million.
The net proceeds to the Company from the Offering (including the exercise of the Over-Allotment Option) were approximately $4.2 million, after deducting the fees and commissions and estimated Offering expenses payable by the Company, and excluding any proceeds the Company may receive upon exercise of the Warrants. The Company currently intends to use at least $3.0 million of the net proceeds from the sale of shares of Common Stock and the Warrants in the Offering to fund commercial modular housing projects to be constructed in New England by the Company’s KBS Builders, Inc. subsidiary, and the remainder of the net proceeds (if any) will be used for working capital and for other general corporate purposes. The Company will have broad discretion in determining how the proceeds of the Offering will be used, and its discretion is not limited by the aforementioned possible uses.
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
Business Segments
As of June 30, 2020, our business is organized into five reportable segments:
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
Building and Construction. ATRM through its wholly-owned subsidiaries KBS, Glenbrook and EdgeBuilder, services residential and commercial construction projects by manufacturing modular housing units, structural wall panels, permanent wood foundation systems, and other engineered wood products, and supplies general contractors with building materials. KBS is a Maine-based manufacturer that started business in 2001 as a manufacturer of modular homes. Our focus is to offer high quality products for both commercial and residential buildings with a focus on customization to suit the project requirements, provide value with our engineering and design expertise, and deliver product when required by the customer. Glenbrook is a retail supplier of lumber, windows, doors, cabinets, drywall, roofing, decking and other building materials and conducts its operations in Oakdale, Minnesota. EdgeBuilder is a manufacturer of structural wall panels, permanent wood foundation systems and other engineered wood products and conducts its operations in Prescott, Wisconsin. We provide high quality building materials and unmatched service and attention to detail to building professionals, as well as homeowners. In addition, we provide highly personalized service, knowledgeable salespeople and attention to detail that the larger, big-box chain home stores do not provide. We offer superior products unique to each project’s requirements, provide value with our engineering and design expertise that meet the customer’s needs, while staying cost-competitive and on schedule. While EdgeBuilder supplies the wall panels, Glenbrook supplies “loose lumber” such as floor and roof sheathing, bracing, and hardware with a “tandem” approach to every project. Our production strategy is to utilize automation and the most efficient methods of manufacturing and high-quality materials in all of our projects.
Real Estate and Investments. As part of the HoldCo Conversion, Digirad formed a real estate division under a newly formed subsidiary named Star Real Estate Holdings USA, Inc. (“SRE”) for the purposes of holding significant real estate assets that Digirad acquires. As an initial transaction to create Digirad’s real estate division under SRE and launch that aspect of the HoldCo Conversion, in April 2019, Digirad funded the initial purchase of three manufacturing facilities in Maine that manufacture modular buildings and leased those three properties. The funding of the assets acquisition was primarily through the revolver loan under our SNB Credit Facility. Digirad expects SRE to be substantially self-funded over time and SRE has recently closed a commercial mortgage financing with Gerber, whereby monies raised will be injected into KBS. Lone Star Value Management, LLC (LSVM), which was a wholly owned subsidiary of ATRM on the ATRM Acquisition Date, is a Connecticut based exempt reporting advisor that was acquired by the Company in the ATRM Acquisition. As a result of internal restructuring as of October 25, 2019, LSVM became a direct wholly owned subsidiary of Digirad. LSVM provides services that include investment advisory services and the servicing of pooled investment vehicles. The Company expects to use LSVM to make strategic investments in future potential acquisition targets for the Company.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2020 and 2019
The following table summarizes our results for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	Percent of Revenues	2019	Percent of Revenues	Change from Prior Year
					Dollars	Percent
Total revenues	$22,342	100.0%	$25,798	100.0%	$(3,456)	(13.4)%
Total cost of revenues	18,316	82.0%	20,794	80.6%	(2,478)	(11.9)%
Gross profit	4,026	18.0%	5,004	19.4%	(978)	(19.5)%
Total operating expenses	5,552	24.9%	6,150	23.8%	(598)	(9.7)%
Loss from operations	(1,526)	(6.9)%	(1,146)	(4.4)%	(380)	33.2%
Total other income (expense)	289	1.3%	(491)	(1.9)%	780	(158.9)%
Loss before income taxes	(1,237)	(5.6)%	(1,637)	(6.3)%	400	(24.4)%
Income tax (expense) benefit	(50)	(0.2)%	162	0.6%	(212)	(130.9)%
Net loss from continuing operations	(1,287)	(5.8)%	(1,475)	(5.7)%	188	(12.7)%
Net income from discontinued operations	—	—%	266	1.0%	(266)	(100.0)%
Net loss	$(1,287)	(5.8)%	$(1,209)	(4.7)%	$(78)	6.5%
Revenues
Healthcare
Healthcare revenue by segments is summarized as follows (in thousands):

	Three Months Ended June 30,
	2020	2019	Change	% Change
Diagnostic Services	$7,140	$12,318	$(5,178)	(42.0)%
Mobile Healthcare	7,832	10,431	(2,599)	(24.9)%
Diagnostic Imaging	2,333	3,049	(716)	(23.5)%
Total Healthcare Revenue	$17,305	$25,798	$(8,493)	(32.9)%
The decrease in Diagnostic Services, Mobile Healthcare and Diagnostic Imaging revenue compared to the prior year quarter was primarily due to the COVID-19 pandemic impact.
Building and Construction
Building and construction revenue is summarized as follows (in thousands):

	Three Months Ended June 30,
	2020	2019	Change	% Change
Building and Construction	$5,035	$—	$5,035	—%
Total Building and Construction Revenue	$5,035	$—	$5,035	—%
The increase in building and construction revenue was revenue generated by the segment subsequent to the ATRM Merger.
Real Estate and Investments
Real Estate and Investments revenue is summarized as follows (in thousands):

	Three Months Ended June 30,
	2020	2019	Change	% Change
Real Estate and Investments	$2	$—	$2	—%
Real Estate and Investments Revenue	$2	$—	$2	—%
The increase in real estate and investments revenue was revenue generated by the LSVM and intercompany lease revenue from SRE subsequent to the ATRM Merger. The SRE lease revenue was eliminated through intercompany consolidation in the condensed consolidated financial statements.

Gross Profit
Healthcare Gross Profit
Healthcare gross profit and gross margin by segments is summarized as follows (in thousands):

	Three Months Ended June 30,
	2020	2019	% Change
Diagnostic Services gross profit	$953	$2,805	(66.0)%
Diagnostic Services gross margin	13.3%	22.8%

Mobile Healthcare gross profit	$851	$1,296	(34.3)%
Mobile Healthcare gross margin	10.9%	12.4%

Diagnostic Imaging gross profit	$1,232	$1,080	14.1%
Diagnostic Imaging gross margin	52.8%	35.4%

Total healthcare gross profit	$3,036	$5,181	(41.4)%
Total healthcare gross margin	17.5%	20.1%
The decrease in Diagnostic Services and Mobile Healthcare gross margin percentage was mainly due to COVID-19 pandemic and the associated public health measures in place during the three months ended June 30, 2020, which significantly reduced our scanning revenue.
The increase in Diagnostic Imaging gross margin percentage was primarily due to the decrease in lower margin camera support business compared to the same period prior year.
Building and Construction Gross Profit
Building and Construction gross profit and margin is summarized as follows (in thousands):

	Three Months Ended June 30,
	2020	2019	% Change
Building and Construction gross profit	$1,053	$—	—%
Building and Construction gross margin	20.9%	—%
The Building and Construction gross profit was generated by the segment subsequent to the ATRM Merger.
Real Estate and Investments Gross Profit
Real Estate and Investments gross profit and margin is summarized as follows (in thousands):

	Three Months Ended June 30,
	2020	2019	% Change
Real Estate and Investments gross loss	$(63)	$(177)	(64.4)%
Real Estate and Investments gross margin	(3,150.0)%	—%
The Real Estate and Investments gross loss relates to depreciation expense associated with the three manufacturing facilities acquired in April 2019.

Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Three Months Ended June 30,				Percent of Revenues
	2020	2019	Change		2020	2019
			Dollars	Percent
Selling, general and administrative expenses	$4,751	$4,867	$(116)	(2.4)%	21.3%	18.9%
Amortization of intangible assets	801	283	518	183.0%	3.6%	1.1%
Merger and financing	—	1,000	(1,000)	(100.0)%	—%	3.9%
Total operating expenses	$5,552	$6,150	$(598)	(9.7)%	24.9%	23.9%
The decrease in selling, general and administrative expenses was primarily due to $1.2 million cost saving in selling and travelling expenses from Digirad Health Division offset with a $1.1 million increase from the Building and Construction Division.
The increase in amortization of intangible assets was due to the ATRM Merger by approximately $0.5 million of the increase.
Merger and financing costs for three months ended June 30, 2019 are predominantly comprised of one-time costs related to the acquisition of ATRM, including an increase of $0.7 million in ATRM related expenses and a write-off of approximately $0.3 million of capitalized costs related to the Equity Offering described below under “Liquidity and Capital Resources” in this MD&A.
Total Other Income (Expense)
Total other income (expense) is summarized as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Other income (expense), net	$672	$(5)
Interest expense, net	(383)	(254)
Loss on sale of the building	—	(232)
Total other income (expense)	$289	$(491)
Other income, net for three months ended June 30, 2020 is predominantly comprised of $0.4 million and $0.2 million settlements of aged Massachusetts sales and use tax payable in KBS and aged legal costs in ATRM, respectively.
Interest expense, net, for the three months ended June 30, 2020 and 2019 is predominantly comprised of interest costs and the related amortization of deferred issuance costs on our debt.
The loss on building relates to the completion of the sale of buildings and land in Fargo, North Dakota.
Income Tax Expense
For the three months ended June 30, 2020, the Company recorded an income tax expense of $50 thousand. See Note 10, Income Taxes, within the notes to our unaudited condensed consolidated financial statements for further information related to the Company’s income taxes.
Income from Discontinued Operations
See Note 14, Discontinued Operations of the unaudited condensed consolidated financial statements for information regarding discontinued operations.

Results of Operations
Comparison of the Six Months Ended June 30, 2020 and 2019
The following table summarizes our results for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	Percent of Revenues	2019	Percent of Revenues	Change from Prior Year
					Dollars	Percent
Total revenues	$51,199	100.0%	$49,710	100.0%	$1,489	3.0%
Total cost of revenues	42,732	83.5%	40,725	81.9%	2,007	4.9%
Gross profit	8,467	16.5%	8,985	18.1%	(518)	(5.8)%
Total operating expenses	12,597	24.6%	11,266	22.7%	1,331	11.8%
Loss from operations	(4,130)	(8.1)%	(2,281)	(4.6)%	(1,849)	81.1%
Total other expense	(26)	(0.1)%	(1,021)	(2.1)%	995	(97.5)%
Loss before income taxes	(4,156)	(8.0)%	(3,302)	(6.6)%	(854)	25.9%
Income tax (expense) benefit	(84)	(0.2)%	170	0.3%	(254)	(149.4)%
Net loss from continuing operations	(4,240)	(8.2)%	(3,132)	(6.3)%	(1,108)	35.4%
Net loss from discontinued operations	—	—%	266	0.5%	(266)	(100.0)%
Net loss	$(4,240)	(8.2)%	$(2,866)	(5.8)%	$(1,374)	47.9%
Revenues
Healthcare
Healthcare revenue by segments is summarized as follows (in thousands):

	Six Months Ended June 30,
	2020	2019	Change	% Change
Diagnostic Services	$17,954	$24,044	$(6,090)	(25.3)%
Mobile Healthcare	17,499	20,094	(2,595)	(12.9)%
Diagnostic Imaging	5,194	5,572	(378)	(6.8)%
Total Healthcare Revenue	$40,647	$49,710	$(9,063)	(18.2)%
The decrease in Diagnostic Services, Mobile Healthcare and Diagnostic Imaging revenue compared to the prior year six months period was primarily due to the COVID-19 pandemic impact and the associated public health measures in place during the six months ended, June 30, 2020.
Building and Construction
Building and construction revenue is summarized as follows (in thousands):

	Six Months Ended June 30,
	2020	2019	Change	% Change
Building and Construction	$10,519	$—	$10,519	—%
Total Building and Construction Revenue	$10,519	$—	$10,519	—%
The increase in building and construction revenue was revenue generated by the segment subsequent to the ATRM Merger.
Real Estate and Investments
Real Estate and Investments revenue is summarized as follows (in thousands):

	Six Months Ended June 30,
	2020	2019	Change	% Change
Real Estate and Investments	$33	$—	$33	—%
Real Estate and Investments Revenue	$33	$—	$33	—%
The increase in real estate and investments revenue was revenue generated by the LSVM and intercompany lease revenue from SRE subsequent to the ATRM Merger. The SRE lease revenue was eliminated through intercompany consolidation in the condensed consolidated financial statements.

Gross Profit
Healthcare Gross Profit
Healthcare gross profit and gross margin by segments is summarized as follows (in thousands):

	Six Months Ended June 30,
	2020	2019	% Change
Diagnostic Services gross profit	$2,958	$5,386	(45.1)%
Diagnostic Services gross margin	16.5%	22.4%

Mobile Healthcare gross profit	2,050	1,910	7.3%
Mobile Healthcare gross margin	11.7%	9.5%

Diagnostic Imaging gross profit	2,101	1,866	12.6%
Diagnostic Imaging gross margin	40.5%	33.5%

Total healthcare gross profit	$7,109	$9,162	(22.4)%
Total healthcare gross margin	17.5%	18.4%
The decrease in Diagnostic Services gross margin percentage was mainly due to the COVID-19 pandemic impact and the associated public health measures in place which directly reduced scanning revenue, during the six months ended, June 30, 2020.
The increase in Mobile Healthcare gross margin percentage was mainly due to cost saving from furloughs of employees and less lease expenses from interim rental equipment which exceeded the revenue reduction.
The decrease in Diagnostic Imaging gross margin percentage was primarily due to the decrease in lower margin camera support business compared to the same period prior year.
Building and Construction Gross Profit
Building and Construction gross profit and margin is summarized as follows (in thousands):

	Six Months Ended June 30,
	2020	2019	% Change
Building and Construction gross profit	$1,456	$—	—%
Building and Construction gross margin	13.8%	—%
The Building and Construction gross profit was generated by the segment subsequent to the ATRM Merger.
Real Estate and Investments Gross Profit
Real Estate and Investments gross profit and margin is summarized as follows (in thousands):

	Six Months Ended June 30,
	2020	2019	% Change
Real Estate and Investments gross loss	$(98)	$(177)	(44.6)%
Real Estate and Investments gross margin	(297.0)%	—%
The Real Estate and Investments gross loss relates to depreciation expense associated with the three manufacturing facilities acquired in April 2019. The decrease in gross loss was mainly due to one time write off expenses of small equipment purchased not meeting our fixed asset policy in 2019.

Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Six Months Ended June 30,				Percent of Revenues
	2020	2019	Change		2020	2019
			Dollars	Percent
Selling, general and administrative expenses	$10,979	$9,700	$1,279	13.2%	21.4%	19.5%
Amortization of intangible assets	1,618	566	1,052	185.9%	3.2%	1.1%
Merger and financing	—	1,000	(1,000)	(100.0)%	—%	2.0%
Total operating expenses	$12,597	$11,266	$1,331	11.8%	24.6%	22.6%
The increase in selling, general and administrative expenses was primarily due to $2.4 million of expenses from the Building and Construction Division and offset by a $0.9 million decrease due to cost saving in the Digirad Health Division.
The increase in amortization of intangible assets was due to the ATRM Merger by approximately $1.1 million.
Merger and financing costs for six months ended June 30, 2019, are predominantly comprised of one-time costs related to the acquisition of ATRM, including an increase of $0.7 million in ATRM related expenses and a write-off of approximately $0.3 million of capitalized costs related to the Equity Offering described below under “Liquidity and Capital Resources” in this MD&A.
Total Other Expense
Total other expense is summarized as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Other income (expense), net	$832	$(203)
Interest expense, net	(858)	(435)
Loss on sale of building	—	(232)
Loss on extinguishment of debt	—	(151)
Total other expense	$(26)	$(1,021)
Other income, net for six months ended June 30, 2020 is predominantly comprised of the settlements of aged Massachusetts sales and use tax payable in KBS and aged legal costs in ATRM, respectively.
Interest expense, net, for the six months ended June 30, 2020 and 2019 is predominantly comprised of interest costs and the related amortization of deferred issuance costs on our debt.
The loss on building relates to the completion of the sale of buildings and land in Fargo, North Dakota.
Loss on extinguishment of debt is related to the write-off of unamortized deferred financing costs related to the termination of the Comerica Credit Agreement on March 29, 2019. See Note 8, Debt to the unaudited condensed consolidated financial statements for further information.
Income Tax Expense
For the six months ended June 30, 2020, the Company recorded an income tax expense of $84 thousand. See Note 10, Income Taxes, within the notes to our unaudited condensed consolidated financial statements for further information related to the Company’s income taxes.
Income from Discontinued Operations
See Note 14, Discontinued Operations of the unaudited condensed consolidated financial statements for information regarding discontinued operations.

Liquidity and Capital Resources
Overview
We generated cash of $49 thousand from operations during the six months ended June 30, 2020. Cash flows from operations primarily consist of our net loss (adjusted for depreciation, amortization, and other non-cash items), and the net effect of changes in working capital. Cash flows used in investing activities primarily consist of our investment in capital equipment required to maintain and grow our business, as well as acquisitions and dispositions. Cash flows from financing activities primarily consist of our net proceeds from borrowings and the receipt of cash related to our common stock and warrants offering, offset by the repayments of long-term borrowings.
Our principal sources of liquidity include our existing cash and cash equivalents, cash generated from operations, and funds available under various credit facilities. As of June 30, 2020, we had $9.1 million of cash and cash equivalents and $5.7 million available under our Sterling revolving line of credit.
We require capital, principally for capital expenditures, acquisition activity, dividend payments and to finance accounts receivable and inventory. Our working capital requirements vary from period to period depending on inventory requirements, the timing of deliveries, and the payment cycles of our customers. Our capital expenditures consist primarily of medical imaging and diagnostic devices utilized in the delivery of our services, as well as vehicles and information technology hardware and software.
The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. We incurred net losses from operations of approximately $1.5 million and $4.1 million for the three and six months ended June 30, 2020, respectively and $1.1 million and $2.3 million for the three and six months ended June 30, 2019, respectively. We have an accumulated deficit of $122.8 million and $118.5 million as of June 30, 2020 and December 31, 2019, respectively. Net cash provided from operations was $49 thousand for the six months ended June 30, 2020 compared to $0.4 million for the same prior year period in 2019.
As of June 30, 2020, we had approximately $4.5 million in third party credit facilities and $2.2 million in related party notes coming due in the current business cycle. As noted below, we previously had a covenant breach with Gerber. In January 2020, as discussed more fully below, we refinanced our debt with Gerber and Premier and reset the debt covenants with these lenders.
The operating losses resulted from our Healthcare and Building and Construction divisions. As a part of the ATRM Merger, ATRM has restructured operations to focus on higher value added properties and larger commercial projects with the goal of increasing sales prices and increasing margins.
Should the Company not be able to increase sales and profit margins in the Building and Construction division, the Company may require additional support. To this end, a significant shareholder and lender has committed to provide financial support to the Company by providing written assurances that he will (a) not call approximately $2.2 million of related party debt when it becomes due in October 2020; and (b) extend through June 2021 the Company’s put option with this shareholder of $1.0 million in Series A Cumulative Perpetual Preferred stock. Management believes that the Company has the liquidity and operations to continue to support the business through the next 12 months from the issuance of this Quarterly Report. The Company’s ability to continue as a going concern is dependent on its ability to execute its plans.
Equity Offering
On April 30, 2020, the Company filed a registration statement with the SEC (the “Registration Statement”) relating to a public offering of Common Stock and warrants to purchase Common Stock (the “Offering”). On May 28, 2020, the Company closed the Offering in which, pursuant to the underwriting agreement entered into by and between the Company and Maxim Group LLC (“Maxim”), as representative of the underwriters, dated May 26, 2020, the Company issued and sold (i) 2,225,000 shares of Common Stock, and (ii) 2,225,000 warrants (the “Warrants”) to purchase up to 1,112,500 shares of Common Stock. The Offering price was $2.24 per share of Common Stock and $0.01 per accompanying Warrant (for a combined Offering price of $2.25). The Underwriting Agreement contained customary representations, warranties, and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and Maxim (including for liabilities under the Securities Act of 1933, as amended) and certain other obligations.

Pursuant to the Underwriting Agreement, the Company granted to Maxim an option for a period of 45 days (the “Over-Allotment Option”) to purchase up to 225,000 additional shares of Common Stock and 225,000 Warrants to purchase up to an additional 112,500 shares of Common Stock. Effective as of the closing of the Offering, Maxim exercised the Over-Allotment Option for the purchase of 225,000 Warrants for a price of $0.01 per Warrant. On June 10, 2020, Maxim exercised the Over-Allotment Option for the purchase of 225,000 shares of Common Stock for a price of $2.24 per share, before underwriting discounts. The closing of the sale of the over-allotment shares brought the total number of shares of common stock sold by the Company in the Offering to 2,450,000, and total gross proceeds to approximately $5.5 million
The net proceeds to the Company from the Offering (including the exercise of the Over-Allotment Option) were approximately $4.2 million, after deducting the fees and commissions and estimated Offering expenses payable by the Company, and excluding any proceeds the Company may receive upon exercise of the Warrants. The Company currently intends to use at least $3.0 million of the net proceeds from the sale of shares of Common Stock and the Warrants in the Offering to fund commercial modular housing projects to be constructed in New England by the Company’s KBS Builders, Inc. subsidiary, and the remainder of the net proceeds (if any) will be used for working capital and for other general corporate purposes. The Company will have broad discretion in determining how the proceeds of the Offering will be used, and its discretion is not limited by the aforementioned possible uses.
Cash Flows
The following table shows cash flow information for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$49	$368
Net cash used in investing activities	$(202)	$(6,166)
Net cash provided by financing activities	$7,372	$5,017
Operating Activities
The decrease in cash compared to the prior year period was primarily due to increased net loss and net working capital changes.
Investing Activities
The decrease in investing activities cash flow compared to the prior year period was primarily attributable to lower capital expenditures.
Financing Activities
The increased in cash flows from financing activities is primarily due to $4.2 million net proceeds received from the Offering.
Digirad Loan Agreement
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “SNB Loan Agreement”) by and among the Healthcare Subsidiaries of the Company, as SNB Borrowers (collectively, the “SNB Borrowers”); the Company, as guarantor; and Sterling National Bank, a national banking association, as lender (“SNB”).
The SNB Loan Agreement is a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for both revolving loans and outstanding letter of credit obligations (the “SNB Credit Facility”). Under the SNB Credit Facility, the SNB Borrowers can request the issuance of letters of credit in an aggregate amount not to exceed $0.5 million at any one time outstanding. As of June 30, 2020, the Company had $0.2 million of letters of credit outstanding and had additional borrowing capacity of $5.7 million.
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
At June 30, 2020, the Company was in compliance with SNB covenants.
ATRM Promissory Notes
See Note 12, Related Party Transactions, for information regarding certain ATRM promissory notes that are outstanding.
KBS Loan Agreement
On February 23, 2016, ATRM, KBS and Main Modular Haulers, Inc. (a subsidiary of ATRM) entered into a Loan and Security Agreement, (as amended, the “KBS Loan Agreement”), with Gerber Finance Inc. (“Gerber”). The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory and other collateral. The KBS Loan Agreement, which was scheduled to expire on February 22, 2018, has been automatically extended for successive one (1) year periods in accordance with its terms and is now scheduled to expire on February 22, 2021. The KBS Loan Agreement will be automatically extended for another one (1) year period unless a party thereto provides prior written notice of termination As of June 30, 2020, neither parties has provided notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the KBS Loan Agreement. The KBS Loan Agreement contains representations, warranties, affirmative and negative covenants, defined events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintain a maximum leverage ratio (as defined in the KBS Loan Agreement) and KBS not incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement.
The parties to the KBS Loan Agreement have amended the KBS Loan Agreement to provide for increased availability under the KBS Loan Agreement to KBS under certain circumstances, including for new equipment additions, and certain other changes, as well as a waiver of certain covenants.
As of December 31, 2019 and 2018, KBS was not in compliance with the financial covenants requiring no net annual post-tax loss for KBS or the minimum leverage ratio covenant as of 2018. The occurrence of any event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable. In April 2019, June 2019 and February 2020, we obtained a waiver from Gerber for these events. In addition to obtaining a waiver for these covenants, the Company and Gerber agreed to eliminate the minimum leverage ratio covenant for fiscal years after 2018.

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
On January 31, 2020, the Company, ATRM, KBS and Gerber entered into a Thirteenth Amendment to Loan and Security Agreement (the “Thirteenth Amendment”) to amend the terms of the KBS Loan Agreement, in order to, among other things (a) amend the definitions of “Ancillary Credit Parties,” “Guarantor,” “Obligations,” and “Subordinated Lender” to address the obligations of the Star Borrowers, the EBGL Borrowers, the Star Credit Parties, and the EBGL Credit Parties under the Star Loan Agreement, EBGL Loan Agreement and the Subordination Agreements (each as defined below) to which they are a party and (b) add a new cross default provision. As of June 30, 2020, approximately $1.2 million was outstanding under the KBS Loan Agreement.
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

On January 31, 2020, contemporaneously with the execution and delivery of the Star Loan Agreement and EBGL Loan Agreement described below, Glenbrook and EdgeBuilder entered into an Extension and Modification Agreement (the “Modification Agreement”) with Premier that modified the terms of that certain Revolving Credit Promissory Note (the “Premier Note”) made by Glenbrook and EdgeBuilder pursuant to that the Premier Loan Agreement. Pursuant to the Modification Agreement, the amount of indebtedness evidenced by the Premier Note was reduced to $1.0 million, and the Premier Note was modified to, among other things: (a) extend the Final Maturity Date (as defined in the Premier Note) of the Premier Note to January 31, 2023, and (b) set the interest that the Premier Note will bear at 5.75% per annum. As a condition to close and to then later extend the term of the Premier Loan Agreement, ATRM and Mr. Eberwein executed a guaranty in favor of Premier, which has, through the multiple extensions described above, been extended through January 1, 2023, under which ATRM and Mr. Eberwein have absolutely and unconditionally guaranteed all of EBGL’s obligations under the Premier Loan Agreement. As of June 30, 2020, approximately $0.9 million was outstanding under the Premier Loan Agreement.
Gerber Star and EBGL Loans
On January 31, 2020, SRE, 947 Waterford Road, LLC (“947 Waterford”), 300 Park Street, LLC (“300 Park”), and 56 Mechanic Falls Road, LLC (“56 Mechanic” and together with SRE, 947 Waterford, and 300 Park, (the “Star Borrowers”), each an Investments Subsidiary, and the Company, ATRM, KBS, EdgeBuilder, and Glenbrook (collectively, the “Star Credit Parties”), entered into a Loan and Security Agreement (as amended, the “Star Loan Agreement”) with Gerber providing the Star Borrowers with a credit facility with borrowing availability of up to $2.5 million ($2.0 million and $0.5 million to KBS and EBGL, respectively) (the “Star Term Loan”). The advance of $2.0 million to KBS is to be repaid in monthly installments of sixty (60) consecutive equal payments. The advance of $0.5 million to EBGL, which has been temporarily increased by $0.3 million due to be repaid on April 30, 2020, is to be repaid in monthly installments of twelve (12) consecutive equal payments. On February 20, 2020, the Star Borrowers entered into a First Amendment to Loan and Security Agreement (the “First Star Amendment”) with Gerber that amended the Star Loan Agreement in order to (i) temporarily advance $0.3 million to EBGL, which amount was, prior to the Second Star Amended described below, to be repaid to Gerber on or before April 30, 2020; (ii) clarify that Gerber can make multiple advances under the Star Loan Agreement, and (iii) to correct the maturity date of the Star Term Loan. On April 30, 2020, the Star Borrowers entered into a Second Amendment to Loan and Security Agreement (the “Second Star Amendment”) with Gerber that amended the Star Loan Agreement in order to change terms of repayment for the advance of $0.3 million to EBGL provided for under the First Star Amendment. Under the terms of the Second Star Amendment, the advance of $0.3 million to EBGL is to be repaid in three (3) consecutive equal monthly installments on the thirtieth (30th) day in each calendar month, commencing May 30, 2020, and in a final installment on or before July 31, 2020. As of June 30, 2020, EBGL repaid $0.3 million to Gerber and approximately $2.1 million was outstanding under the Star Loan Agreement.
On January 31, 2020, EdgeBuilder and Glenbrook (the “EBGL Borrowers”), each a Construction Subsidiary, and the Company, Star, 947 Waterford, 300 Park, 56 Mechanic, ATRM, and KBS (collectively, the “EBGL Credit Parties”), entered into a Loan and Security Agreement (the “EBGL Loan Agreement”) with Gerber providing the EBGL Borrowers with a credit facility with borrowing availability of up to $3.0 million (the “EBGL Loan”). On March 5, 2020, the EBGL Borrowers entered into a First Amendment to Loan and Security Agreement (the “First EBGL Amendment”) with Gerber that amended the EBGL Loan Agreement and the KBS Loan Agreement in order to, among other things, include a pledge $0.3 million of cash collateral by LSVI under the EBGL Loan Agreement which, prior to the First EBGL Amendment, was pledged by LSVI in connection with the KBS Loan Agreement. On July 1, 2020, the EBGL Borrowers entered into a Second Amendment to Loan and Security Agreement that amended the EBGL Loan Agreement in order to, among other things, terminate the pledge of $0.3 million in cash collateral. As of June 30, 2020, approximately $1.4 million was outstanding under the EBGL Loan Agreement.
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
The Company is continuing to evaluate the criteria and new guidance put out by the SBA regarding qualification of loans under the PPP and the criteria for meeting loan conditions and forgiveness criteria.
Off-Balance Sheet Arrangements
On September 10, 2019, the parties to the KBS Loan Agreement entered a Consent and Acknowledgment Agreement and Twelfth Amendment to Loan Agreement, by and among Gerber, KBS, ATRM and the Company, pursuant to which the Company agreed to guarantee amounts borrowed by certain of ATRM’s subsidiaries from Gerber. The Twelfth Amendment requires the Company to serve as an additional guarantor with the existing guarantor, ATRM, with respect to the payment, performance and discharge of each and every obligation of payment and performance by the borrowing subsidiaries with respect to the loans made by Gerber to them. On January 31, 2020, the Company, ATRM, KBS and Gerber entered into a Thirteenth Amendment to Loan and Security Agreement to amend the KBS Loan Agreement, by and among the Company, ATRM, KBS and Gerber, in order to, among other things (a) amend the definitions of “Ancillary Credit Parties,” “Guarantor,” “Obligations,” and “Subordinated Lender” to address the obligations of the Star Borrowers, the EBGL Borrowers, the Star Credit Parties, and the EBGL Credit Parties under the Star Loan Agreement, the EBGL Loan Agreement and the Subordination Agreements to which they are a party and (b) add a new cross default provision. On April 1, 2020, Gerber and KBS entered into a Fifteenth Amendment to Loan Agreement pursuant to which the “Minimum Average Monthly Loan Amount” under the KBS Loan Agreement was decreased to twenty-five percent (25%) of the Maximum Revolving Amount (as defined in the KBS Loan Agreement). See Note 8, Debt, within the notes to our unaudited condensed consolidated financial statements for further detail.

On June 5, 2020, the Company entered into a Guaranty Agreement (the “Tocci Guaranty”) with Tocci Building Corporation (“Tocci”) pursuant to which the Company irrevocably guaranteed all the obligations of KBS under a certain Subcontract agreement by and between Tocci and KBS in the event of a material breach by KBS under the Subcontract. The Company’s liability under the Tocci Guaranty is limited to $2.0 million.

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
As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

The Company closed the acquisition of ATRM on September 10, 2019, and ATRM’s total assets and revenues constitute 38.5% and 20.6%, respectively, of the Company’s consolidated total assets and revenues as shown on our unaudited consolidated financial statements as of and for the six months ended June 30, 2020. As the ATRM Acquisition occurred in the third quarter of fiscal 2019, we excluded the internal control over financial reporting of ATRM from the scope of our assessment of the effectiveness of the Company’s disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from the scope of our assessment for a period not to extend beyond one year from the date of acquisition, if specified conditions are satisfied.
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

ITEM 1A.RISK FACTORS
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which we filed with the SEC on March 9, 2020, as amended on April 17, 2020, and in the Registration Statement relating to the Offering. Except as noted below, the risks and uncertainties described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.
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
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At June 30, 2020, goodwill and net intangible assets represented $31.3 million, or 35.0% of our total assets. In addition, net property, plant and equipment assets totaled $19.2 million, or 21.5% of our total assets. If actual results differ from the assumptions and estimates used in our goodwill and long-lived asset valuation calculations, we could incur impairment charges, which could negatively impact our earnings.
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

During the year ended December 31, 2018, the Company derecognized $1.1 million of goodwill related to the termination of the Philips Agreements with DMS Health effective December 31, 2017. Additionally, during the same period, the Company recorded a $0.5 million and $0.2 million goodwill impairment loss, respectively, related to Telerhythmics LLC (Telerhythmics), the Company’s cardiac event monitoring services business that was acquired on March 13, 2014. On October 31, 2018, the Company entered into a membership interest purchase agreement (the “Telerhythmics Purchase Agreement”) with G Medical Innovations USA, Inc. (“G Medical”), pursuant to which we sold all the outstanding membership interests in Telerhythmics to G Medical. On September 10, 2019, Digirad completed its acquisition of ATRM pursuant to the ATRM Merger Agreement. The $8.2 million goodwill recognized is attributable primarily to expected synergies and the assembled workforce of ATRM. As of December 31, 2019, as a result of the finalization of the purchase price allocation for the ATRM Merger, an adjustment of $3.0 thousand was made to the recognized amounts of goodwill resulting from the acquisition of ATRM. No other significant impairment losses on long-lived assets were recognized during the three months ended June 30, 2020 and 2019.
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
We may not be entitled to forgiveness of our recently received PPP Loans, and our application for the PPP Loans could in the future be determined to have been impermissible.
During April and May, we received proceeds of $6.7 million from various loans under the PPP of the CARES Act, which we intend to use to retain current employees, maintain payroll and make lease and utility payments. The PPP Loans mature in April and May, 2022 and bear annual interest at a rate of 1.0%.
Commencing November and December 2020, we are required to pay the lenders equal monthly payments of principal and interest as required to fully amortize by April and May, 2022 any principal amount outstanding on the PPP Loans as of October, 2020. Under the CARES Act, loan forgiveness is generally available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the twenty- four week period beginning on the date the lender makes the first disbursement of the PPP Loan. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness equally among all business entities, or that any amount of the PPP Loans will ultimately be forgiven by the SBA.

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
Risks Related to our Common Stock and our Company Preferred Stock
If we fail to pay dividends on our Company Preferred Stock for six or more consecutive quarters, holders of our Company Preferred Stock will be entitled to elect two additional directors to our board of directors.
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

If we cannot continue to satisfy the Nasdaq Global Market continued listing standards and other Nasdaq rules, our common stock could be delisted, which would harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.
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
In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The Company is continuing to evaluate the criteria and new guidance put out by the SBA regarding qualification of loans under the PPP and the criteria for meeting loan conditions and forgiveness criteria.

ITEM 6.EXHIBITS

Exhibit Number	Description

4.1*	Description of Registrant's Securities.

4.2	Form of Common Stock Certificate Specimen (incorporated by reference to Exhibit 4.1 to the Company’s Amendment to Registration Statement on Form S-1/A filed with the Commission on May 20, 2020).

4.3
Form of Maxim Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 29, 2020, referencing Exhibit 1.1 (Underwriting Agreement) to the same Current Report on Form 8-K).

4.4	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 29, 2020).

4.5
Warrant Agent Agreement, dated May 28, 2020, between Digirad Corporation and American Stock Transfer & Trust Company, LLC. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 29, 2020).

10.1
Note, dated April 30, 2020, made by KBS Builders, Inc. in favor of Bremer Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 6, 2020).

10.2
Note, dated April 30, 2020, made by EdgeBuilder, Inc. in favor of Bremer Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 6, 2020).

10.3
Note, dated April 30, 2020, made by Glenbrook Building Supply Inc. in favor of Bremer Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 6, 2020).

10.4
Second Amendment to Loan and Security Agreement, dated April 30, 2020, by and among Star Real Estate Holdings USA, Inc., 300 Park Street, LLC, 947 Waterford Road, LLC, 56 Mechanic Falls Road, LLC and Gerber Finance Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2020).

10.5
Fifteenth Amendment to Loan and Security Agreement dated April 1, 2020, between KBS Builders, Inc. and Gerber Finance Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2020).

10.6
Promissory Note, dated May 5, 2020, made by DMS Imaging, Inc. in favor of Sterling National Bank (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2020).

10.7
Promissory Note, dated May 5, 2020, made by Digirad Imaging Solutions, Inc. in favor of Sterling National Bank (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2020)

10.8
Promissory Note, dated May 7, 2020, made by DMS Health Technologies, Inc. in favor of Sterling National Bank (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2020).

10.9
Promissory Note, dated May 7, 2020, made by Digirad Corporation in favor of Sterling National Bank (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2020).

10.10*	Second Amendment to Loan and security Agreement, dated July 1, 2020, by and among Gerber Finance Inc., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc.

10.11*	Digirad 2018 Incentive Plan Amendment, as amended July 31, 2020.

31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
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

DIGIRAD CORPORATION

Date:	August 13, 2020	By:	/s/ MATTHEW G. MOLCHAN
Matthew G. Molchan President and Chief Executive Officer (Principal Executive Officer, Duly Authorized Officer)