Form 10-Q
period 2020-09-30
DIGIRAD CORP
filed 2020-11-13
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒
As of October 30, 2020, the registrant had 4,759,701 shares of Common Stock ($0.0001 par value) outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Healthcare	$21,794	$25,596	$62,441	$75,306
Building and Construction	8,542	2,729	19,061	2,729
Real Estate and Investments	17	8	50	8
Total revenues	30,353	28,333	81,552	78,043

Cost of revenues:
Healthcare	18,164	20,819	51,702	61,367
Building and Construction	7,289	2,252	16,352	2,252
Real Estate and Investments	65	66	196	243
Total cost of revenues	25,518	23,137	68,250	63,862

Gross profit	4,835	5,196	13,302	14,181

Operating expenses:
Marketing, sales and general and administrative expenses	5,566	4,948	16,545	14,648
Amortization of intangible assets	802	399	2,420	965
Merger and finance costs	—	1,058	—	2,058
Total operating expenses	6,368	6,405	18,965	17,671

Loss from operations	(1,533)	(1,209)	(5,663)	(3,490)

Other income (expense):
Other income (expense), net	135	3	967	(200)
Interest expense, net	(356)	(292)	(1,214)	(727)
Loss on sale of building	—	(4)	—	(236)
Loss on extinguishment of debt	—	—	—	(151)
Total other expense	(221)	(293)	(247)	(1,314)

Loss before income taxes	(1,754)	(1,502)	(5,910)	(4,804)
Income tax (expense) benefit	(6)	(2)	(90)	168
Net loss from continuing operations	(1,760)	(1,504)	(6,000)	(4,636)
Net income from discontinued operations	—	—	—	266
Net loss	(1,760)	(1,504)	(6,000)	(4,370)
Deemed dividend on Series A redeemable preferred stock	(474)	(106)	(1,442)	(106)
Net loss attributable to common shareholders	$(2,234)	$(1,610)	$(7,442)	$(4,476)

Net loss per share, attributable to common shareholders — basic and diluted:	$(0.47)	$(0.79)	$(2.27)	$(2.20)

Net loss	$(1,760)	$(1,504)	$(6,000)	$(4,370)
Other comprehensive (loss) income:

Reclassification of tax provision impact	—	—	—	22
Total other comprehensive income	—	—	—	22
Comprehensive loss	$(1,760)	$(1,504)	$(6,000)	$(4,348)
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$4,267	$1,821
Restricted cash	169	240
Equity securities	31	26
Accounts receivable, net	15,751	18,571
Inventories, net	9,000	7,097
Other current assets	2,360	1,794
Total current assets	31,578	29,549
Property and equipment, net	18,129	22,138
Operating lease right-of-use assets, net	4,631	4,827
Intangible assets, net	20,484	22,903
Goodwill	9,978	9,978
Other assets	1,155	1,165
Total assets	$85,955	$90,560

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,025	$8,932
Accrued compensation	3,735	4,579
Accrued warranty	237	421
Deferred revenue	2,293	1,786
Short-term debt and current portion of long-term debt	4,260	4,036
Payable to related parties	2,155	1,920
Operating lease liabilities	1,839	1,866
Other current liabilities	3,355	4,638
Total current liabilities	24,899	28,178
Long-term debt, net of current portion	16,896	17,038
Deferred tax liabilities	90	23
Operating lease liabilities, net of current portion	2,881	3,073
Other liabilities	1,031	1,551
Total liabilities	45,797	49,863

Commitments and contingencies (Note 9)

Preferred stock, $0.0001 par value: 10,000,000 shares authorized: 10% Series A Cumulative Redeemable preferred stock, 8,000,000 shares liquidation preference ($10.00 per share), 1,915,637 shares issued or outstanding at September 30, 2020 and December 31, 2019, respectively	21,041	19,602

Stockholders’ equity:
Common stock, $0.0001 par value: 30,000,000 shares authorized; 4,750,951 and 2,050,659 shares issued and outstanding (net of treasury shares) at September 30, 2020 and December 31, 2019, respectively	—	—
Treasury stock, at cost; 258,849 shares at September 30, 2020 and December 31, 2019, respectively	(5,728)	(5,728)

Additional paid-in capital	149,374	145,352
Accumulated deficit	(124,529)	(118,529)
Total stockholders’ equity	19,117	21,095
Total liabilities, mezzanine equity and stockholders’ equity	$85,955	$90,560
See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(6,000)	$(4,370)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,735	4,670
Amortization of intangible assets	2,420	965
Provision for bad debt, net	(29)	113
Stock-based compensation	382	416
Gain on disposal of discontinued operations	—	(350)
Amortization of loan issuance costs	248	48
Debt issuance costs write-off	—	151
Financing costs write-off	—	273
Loss (Gain) on sale of assets	142	(56)
Deferred income taxes, net	68	(75)
Other, net	(33)	(29)
Changes in operating assets and liabilities:
Accounts receivable	2,850	(1,380)
Inventories	(1,735)	(1,081)
Other assets	(852)	(506)
Accounts payable	(2,109)	242
Accrued compensation	(845)	(267)
Deferred revenue	494	142
Operating lease liabilities	(12)	(46)
Other liabilities	(1,604)	375
Net cash used in operating activities	(1,880)	(765)

Investing activities
Purchases of property and equipment	(646)	(1,182)
Purchase of real estate from related and third parties	—	(5,180)
Proceeds from sale of property and equipment	156	1,496
Proceeds from sales of equity securities	—	140
Payments to acquire interest in joint ventures	—	(1,000)
Net cash used in investing activities	(490)	(5,726)

Financing activities
Proceeds from borrowings	85,648	66,640
Repayment of debt	(84,940)	(59,057)
Repayment of Gerber acquisition loan	—	(3,000)
Loan issuance costs	(317)	(421)
Net proceeds from sale of common stock and warrants	4,203	—
Proceeds from exercise of over-allotment options and warrants	892	—
Proceeds from issuance of preferred stock	—	3,000
Fees paid on issuance of preferred stock	(3)	(150)
Taxes paid related to net share settlement of equity awards	(13)	(24)
Repayment of obligations under finance leases	(725)	(626)
Net cash provided by financing activities	4,745	6,362
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,375	(129)
Cash, cash equivalents, and restricted cash at beginning of period	2,061	1,802
Cash, cash equivalents, and restricted cash at end of period	$4,436	$1,673

See accompanying notes to the unaudited condensed consolidated financial statements.

DIGIRAD CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Redeemable Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	1,916	$19,602	2,050	$—	$(5,728)	$145,352	$(118,529)	$21,095
Stock-based compensation	—	—	—	—	—	109	—	109
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	5	—	—	—	—	—
Accrued dividend on redeemable preferred stock	—	484	—	—	—	(484)	—	(484)
Net loss	—	—	—	—	—	—	(2,953)	(2,953)
Balance at March 31, 2020	1,916	20,086	2,055	—	(5,728)	144,977	(121,482)	17,767
Stock-based compensation	—	—		—	—	151	—	151
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	42	—	—	(13)	—	(13)
Accrued dividend on redeemable preferred stock	—	484	—	—	—	(484)	—	(484)
Net proceeds from sale of common stock and warrants	—	—	2,450	—	—	4,203	—	4,203
Proceeds from exercise of the over-allotment options and warrants	—	—	145	—	—	773	—	773
Net loss	—	—	—	—	—	—	(1,287)	(1,287)
Balance at June 30, 2020	1,916	20,570	4,692	—	(5,728)	149,607	(122,769)	21,110
Stock-based compensation	—	—	—	—	—	122	—	122
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	6	—	—	—	—	—
Accrued dividend on redeemable preferred stock	—	474	—	—	—	(474)	—	(474)
Equity issuance costs	—	(3)	—	—	—	—	—	—
Proceeds from exercise of warrants	—	—	53	—	—	119	—	119
Net loss	—	—	—	—	—	—	(1,760)	(1,760)
Balance at September 30, 2020	1,916	$21,041	4,751	$—	$(5,728)	$149,374	$(124,529)	$19,117

	Redeemable Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	2,025	$—	$(5,728)	$145,430	$(22)	$(113,880)	$25,800
Stock-based compensation	—	—	—	—	—	112	—	—	112
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	6	—	—	(24)	—	—	(24)
Reclassification of tax provision impact	—	—	—	—	—	—	22	—	22
Net loss	—	—	—	—	—	—	—	(1,657)	(1,657)
Balance at March 31, 2019	—	—	2,031	—	(5,728)	145,518	—	(115,537)	24,253
Stock-based compensation	—	—	—	—	—	190	—	—	190
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	9	—	—	—	—	—	—
Shares issued for fractional shares in conjunction with reverse stock split	—	—	2	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(1,209)	(1,209)
Reclassification of tax provision impact	—	—	—	—	—	—	—	(22)	(22)
Balance at June 30, 2019	—	—	2,042	—	(5,728)	145,708	—	(116,768)	23,212
Stock-based compensation	—	—	—	—	—	114	—	—	114
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	6	—	—	—	—	—	—
Issuance of preferred stock	1,916	19,156	—	—	—	—	—	—	—
Fees payable on issuance of preferred stock	—	—	—	—	—	(150)	—	—	(150)
Net loss	—	—	—	—	—	—	—	(1,504)	(1,504)
Balance at September 30, 2019	1,916	$19,156	2,048	$—	$(5,728)	$145,672	$—	$(118,272)	$21,672
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
During the three and nine months ended September 30, 2020, we experienced a $3.8 million and $12.9 million decrease respectively, in Digirad Health division revenue which was offset by a $5.8 million and $16.3 million increase respectively, in Building and Construction revenue, as compared to the same period of the prior year. As the COVID-19 pandemic affected the results of segments of our business during the three and nine months ended September 30, 2020, we took steps to contain the impact of the COVID-19 pandemic on our business.
On April 1, 2020, we announced that in response to the COVID-19 pandemic, Matthew G. Molchan, our President and Chief Executive Officer, David J. Noble, our Chief Financial Officer and Chief Operating Officer, and Martin B. Shirley, the president of our Diagnostic Imaging Solutions Inc. subsidiary, had each agreed to have their base salaries reduced by 20%. These reductions were effective as of April 6, 2020 and remained in effect until May 15, 2020.
On April 1, 2020, we also announced that in response to the COVID-19 pandemic, we planned to furlough certain employees and that we would institute a 20% salary reduction for most of our salaried employees and reduce the number of working hours of most of our hourly employees by 20%. These reductions, which applied to our healthcare division, were effective as of April 6, 2020, and remained in effect until May 15, 2020. Throughout the COVID-19 pandemic, our building and construction division has furloughed employees or reduced employee hours based on fluctuations in demand for our products. As of September 30, 2020, the Company’s KBS Builders, Inc. subsidiary (“KBS”) brought back furloughed employees and increased its work force by over 20% to meet the higher manufacturing requirements for two commercial projects as well as the future growth we expect.
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
Immediately prior to the closing of the ATRM Merger, the Company issued 300,000 shares of Company Preferred Stock in a private placement (the “Private Placement”) to Lone Star Value Investors, LP (“LSVI”) for a price of $10.00 per share for total proceeds to the Company of $3.0 million. The Private Placement was made pursuant to the terms of a Stock Purchase Agreement, dated as of September 10, 2019. The shares of Company Preferred Stock sold in the Private Placement had not been registered under the Securities Act of 1933, as amended (the “Act”) and could not be resold absent registration under, or exemption from registration under, the Act.
At the closing of the Private Placement, the Company and LSVI entered into a Registration Rights Agreement, dated as of September 10, 2019 (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission (the “SEC”), covering the resale of the shares of Company Preferred Stock issued in the Private Placement.
On September 17, 2020, in connection with satisfying the Company’s obligations under the Registration Rights Agreement, the Company filed a registration statement with the SEC (the “September Registration Statement”) relating to the sale or other disposition from time to time of up to 1,492,321 shares of Company Preferred Stock by the selling stock holders identified in the September Registration Statement, including their transferees, pledgees, donees or successors. Mr. Eberwein, the Chairman of the Company’s board of directors, is a selling stockholder under the September Registration Statement. The selling stockholders may, from time to time, sell transfer, or otherwise dispose of any or all of their shares of Company Preferred Stock or interests in shares of Company Preferred Stock on any stock exchange, market, or trading facility on which the shares are traded or in private transactions. These dispositions by the selling stockholders may be at fixed prices, at prevailing market prices at the time of sale, at prices related to prevailing market price, at varying prices determined at the time of sale, or at negotiated prices.
Mezzanine Equity
Pursuant to the Certificate of Designations, Rights and Preferences of 10% Series A Cumulative Perpetual Preferred Stock of Digirad Corporation (the “Certificate of Designations”), upon a Change of Control Triggering Event, as defined in the Certificate of Designations, holders of the Company Preferred Stock may require the Company to redeem the Company Preferred Stock at a price of $10.00 per share, plus any accumulated and unpaid dividends (a “Change of Control Redemption”). As this redemption feature of the shares is not solely within the control of Digirad, the equity of Digirad does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company recognizes Company Preferred Stock as mezzanine equity in the unaudited condensed consolidated financial statements. Company Preferred Stock is not redeemable and it was not probable that the Company Preferred Stock would become redeemable as of September 30, 2020.
In addition to a Change of Control Redemption, the Certificate of Designations also provides that the Company may redeem (at its option, in whole or in part) the Company Preferred Stock following the fifth anniversary of issuance of the Company Preferred Stock, at a cash redemption price of $10.00 per share, plus any accumulated and unpaid dividends.

Common Stock Equity Offering
On April 30, 2020, the Company filed a registration statement with the SEC (the “April Registration Statement”) relating to a public offering of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) and warrants to purchase Common Stock (the “Offering”). On May 28, 2020, the Company closed the Offering in which, pursuant to the underwriting agreement (the “Underwriting Agreement”) entered into by and between the Company and Maxim Group LLC (“Maxim”), as representative of the underwriters, dated May 26, 2020, the Company issued and sold (i) 2,225,000 shares of Common Stock, and (ii) 2,225,000 warrants (the “Warrants”) to purchase up to 1,112,500 shares of Common Stock. The warrants will expire 5 years from the date of issuance. The Offering price was $2.24 per share of Common Stock and $0.01 per accompanying Warrant (for a combined Offering price of $2.25). The Underwriting Agreement contained customary representations, warranties, and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and Maxim (including for liabilities under the Securities Act of 1933, as amended) and certain other obligations.
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

The net proceeds to the Company from the Offering were approximately $4.2 million, after deducting the fees and commissions and estimated Offering expenses payable by the Company of $0.8 million, and excluding $0.9 million proceeds the Company received upon exercise of the Over-Allotment Options and Warrants. The Company is using $3.0 million of the net proceeds from the sale of shares of Common Stock and the Warrants in the Offering to fund commercial modular housing projects being constructed in New England by the Company’s KBS Builders, Inc. subsidiary, and the remainder of the net proceeds is being used for working capital and for other general corporate purposes. The Company has broad discretion in determining how the proceeds of the Offering is used, and its discretion is not limited by the aforementioned possible uses.
Liquidity
The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. We incurred net losses from operations of approximately $1.5 million and $5.7 million for the three and nine months ended September 30, 2020, respectively and $1.2 million and $3.5 million for the three and nine months ended September 30, 2019, respectively. We have an accumulated deficit of $124.5 million and $118.5 million as of September 30, 2020 and December 31, 2019, respectively. Net cash used in operations of $1.9 million for the nine months ended September 30, 2020 compared to net cash used in operations of $0.8 million for the same prior year period in 2019.
As of September 30, 2020, we had approximately $4.3 million in third party credit facilities and $2.2 million in related party notes coming due next twelve months. As noted below, we previously had a covenant breach with Gerber. In January 2020, as discussed more fully below, we refinanced our debt with Gerber Finance Inc. (“Gerber”) and Premier Bank (“Premier”) and reset the debt covenants with these lenders. In addition, as of September 30, 2020 we had cash and cash equivalents of $4.3 million.
The Company completed aforementioned equity financing on April 30, 2020. Net proceeds of the Offering is being used to fund working capital and other general corporate purposes. Further, a significant shareholder and lender has committed to provide financial support to the Company by providing written assurances that he will: (a) extend until five business days after the closing date of the DMS Sale Transaction (described below in Note 15. Subsequent Events), and not call the repayment of approximately $2.2 million of related party debt that was due in October 2020; and (b) extend through June 2021 the Company’s put option with this shareholder of $1.0 million in Series A Cumulative Perpetual Preferred stock. Management believes that the Company has the liquidity and operations to continue to support the business through the next 12 months from the issuance of this Quarterly Report. The Company’s ability to continue as a going concern is dependent on its ability to execute its plans.
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
The Company elected not to separate lease and non-lease components of its operating leases in which it is the lessee and lessor. Additionally, The Company elected not to recognize right-of use assets and leases liabilities that arise from short-term leases of twelve months or less.
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
Recently Adopted Accounting Standards
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company early adopted ASU 2018-15 beginning January 1, 2019, and applied the guidance prospectively to the implementation costs incurred in its NetSuite ERP implementation. As of September 30, 2020, the Company has capitalized $0.7 million of implementation costs.

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
The majority of our contracts have a single performance obligation. For contracts with multiple performance obligations, we allocate the total transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. We use an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available. For bill and hold sales, we determine when the customer obtains control of the product on a case-by-case basis to determine the amount of revenue to recognize each period.
Our products are generally not sold with a right of return and the Company does not provide significant credits or incentives, which may be required for as variable consideration when estimating the amount of revenue to be recognized.

Disaggregation of Revenue
The following tables present our revenues for the three and nine months ended September 30, 2020 and 2019, disaggregated by major source (in thousands):

	Three Months Ended September 30, 2020
	Diagnostic Services	Diagnostic Imaging	Mobile Healthcare	Building and Construction	Real Estate and Investments	Total
Major Goods/Service Lines
Mobile Imaging	$10,590	$—	$7,388	$—	$—	$17,978
Camera	—	540	—	—	—	540
Camera Support	—	1,508	—	—	—	1,508
Healthcare Revenue from Contracts with Customers	10,590	2,048	7,388	—	—	20,026
Lease Income	121	—	1,647	56	—	1,824
Building and Construction	—	—	—	8,486	—	8,486
Real Estate and Investments	—	—	—	—	17	17
Total Revenues	$10,711	$2,048	$9,035	$8,542	$17	$30,353

Timing of Revenue Recognition
Services and goods transferred over time	$10,711	$1,439	$8,959	$57	$—	$21,166
Services and goods transferred at a point in time	—	609	76	8,485	17	9,187
Total Revenues	$10,711	$2,048	$9,035	$8,542	$17	$30,353

	Three Months Ended September 30, 2019
	Diagnostic Services	Diagnostic Imaging	Mobile Healthcare	Building and Construction	Real Estate and Investments	Total
Major Goods/Service Lines
Mobile Imaging	$11,476	$—	$7,940	$—	$—	$19,416
Camera	—	1,682	—	—	—	1,682
Camera Support	—	1,669	—	—	—	1,669
Healthcare Revenue from Contracts with Customers	11,476	3,351	7,940	—	—	22,767
Lease Income	194	—	2,635	7	—	2,836
Building and Construction	—	—	—	2,722	—	2,722
Real Estate and Investments	—	—	—	—	8	8
Total Revenues	$11,670	$3,351	$10,575	$2,729	$8	$28,333

Timing of Revenue Recognition
Services and goods transferred over time	$11,670	$1,521	$10,458	$7	$—	$23,656
Services and goods transferred at a point in time	—	1,830	117	2,722	8	4,677
Total Revenues	$11,670	$3,351	$10,575	$2,729	$8	$28,333

	Nine Months Ended September 30, 2020
	Diagnostic Services	Diagnostic Imaging	Mobile Healthcare	Building and Construction	Real Estate and Investments	Total
Major Goods/Service Lines
Mobile Imaging	$28,181	$—	$20,575	$—	$—	$48,756
Camera	—	2,553	—	—	—	2,553
Camera Support	—	4,689	—	—	—	4,689
Healthcare Revenue from Contracts with Customers	28,181	7,242	20,575	—	—	55,998
Lease Income	484	—	5,959	203	—	6,646
Building and construction	—	—	—	18,858	—	18,858
Real Estate and Investments	—	—	—	—	50	50
Total Revenues	$28,665	$7,242	$26,534	$19,061	$50	$81,552

Timing of Revenue Recognition
Services and goods transferred over time	$28,665	$4,444	$26,308	$203	$—	$59,620
Services and goods transferred at a point in time	—	2,798	226	18,858	50	21,932
Total Revenues	$28,665	$7,242	$26,534	$19,061	$50	$81,552

	Nine Months Ended September 30, 2019
	Diagnostic Services	Diagnostic Imaging	Mobile Healthcare	Building and Construction	Real Estate and Investments	Total
Major Goods/Service Lines
Mobile Imaging	$35,169	$—	$22,927	$—	$—	$58,096
Camera	—	3,980	—	—	—	3,980
Camera Support	40	4,943	593	—	—	5,576
Healthcare Revenue from Contracts with Customers	35,209	8,923	23,520	—	—	67,652
Lease Income	505	—	7,149	7	—	7,661
Building and Construction	—	—	—	2,722	—	2,722
Real Estate and Investments	—	—	—	—	8	8
Total Revenues	$35,714	$8,923	$30,669	$2,729	$8	$78,043

Timing of Revenue Recognition
Services and goods transferred over time	$35,714	$4,571	$30,251	$7	$—	$70,543
Services and goods transferred at a point in time	—	4,352	418	2,722	8	7,500
Total Revenues	$35,714	$8,923	$30,669	$2,729	$8	$78,043
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

Changes in the deferred revenues for nine months ended September 30, 2020, is as follows (in thousands):

Balance at December 31, 2019	$1,801
Revenue recognized that was included in balance at beginning of the year	(1,390)
Deferred revenue, net, related to contracts entered into during the year	1,890
Balance at September 30, 2020	$2,301
Included in the balances above as of September 30, 2020 and December 31, 2019 is non-current deferred revenue included in other liabilities of $8 thousand and $15 thousand, respectively.
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
The following table sets forth the reconciliation of shares used to compute basic and diluted net loss income per share for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Loss from continuing operations	$(1,760)	$(1,504)	$(6,000)	$(4,636)
Net income from discontinued operations	—	—	—	266
Net loss	(1,760)	(1,504)	(6,000)	(4,370)
Deemed dividend on Series A redeemable preferred stock	(474)	(106)	(1,442)	(106)
Net loss attributable to common shareholders	$(2,234)	$(1,610)	$(7,442)	$(4,476)

Denominator:
Weighted average shares outstanding - basic	4,724	2,046	3,280	2,038
Dilutive potential common shares:
Stock options	—	—	—	—
Stock warrants	—	—	—	—
Restricted stock units	—	—	—	—
Weighted average shares outstanding - diluted	4,724	2,046	3,280	2,038

Net loss per common share - basic and diluted
Net loss per share, continuing operations	$(0.37)	$(0.74)	$(1.83)	$(2.27)
Net income per share, discontinued operations	—	—	—	0.13
Net loss per share	(0.37)	(0.74)	(1.83)	(2.14)
Deemed dividend on Series A redeemable preferred stock per share	(0.10)	(0.05)	(0.44)	(0.05)
Net loss per share, attributable to common shareholders - basic and diluted (1)	$(0.47)	$(0.79)	$(2.27)	$(2.20)
(1) Earnings per share may not add due to rounding.
The computation of diluted earnings per share excludes stock options and stock units that are anti-dilutive. The following common stock equivalents were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	36	162	45	120
Stock warrants	2,102	—	999	—
Restricted stock units	23	34	28	32
Total	2,161	196	1,072	152

As of September 30, 2020, 0.4 million warrants were exercised and 2.1 million warrants remained outstanding at an exercise price of $2.25. See Note 1, Basis of Presentation, within the notes to our unaudited condensed consolidated financial statements for further detail.
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
Goodwill and intangibles of $8.2 million and $19.5 million, respectively, were assigned to the Building and Construction segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of ATRM. As of September 30, 2020, there were no changes in the recognized amounts of goodwill resulting from the acquisition of ATRM.
The Company recognized $2.3 million of acquisition related costs including legal, accounting that were expensed in 2019.
The amounts of revenue and earnings of ATRM included in the Company’s condensed consolidated statement of operations for the three and nine month period ending September 30, 2020 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$8,559	$2,737	$19,111	$2,737
Net loss	$(621)	$(178)	$(2,298)	$(178)
The following represents the pro forma condensed consolidated statement of operations as if ATRM had been included in the consolidated results of the Company for the three and nine months ending September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$30,353	$33,437	$81,552	$97,431
Net loss	$(1,652)	$(1,333)	$(5,676)	$(6,746)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of ATRM to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment and intangible assets had been applied on January 1, 2019, together with the consequential tax effects.

Note 5. Supplementary Balance Sheet Information
The components of inventories are as follows (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$5,255	$4,309
Work-in-process	2,884	2,710
Finished goods	1,206	461
Total inventories	9,345	7,480
Less reserve for excess and obsolete inventories	(345)	(383)
Total inventories, net	$9,000	$7,097
Property and equipment consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Land	$995	$995
Buildings and leasehold improvements	5,452	5,451
Machinery and equipment	57,316	57,417
Total property and equipment	63,763	63,863
Less accumulated depreciation	(45,634)	(41,725)
Total property and equipment, net	$18,129	$22,138
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
During the three months ended September 30, 2020, as a result of continued operating losses and cash flow deficiencies, the Company identified a triggering event requiring a test for the recoverability of long-lived assets held and used at the asset group level. Assessing the recoverability of long-lived assets held and used requires significant judgments and estimates by management.
For purposes of testing long-lived assets for recoverability, the Company operates as five separate asset groups: Diagnostic Services, Diagnostic Imaging, Mobile Healthcare, Building and Construction, and Real Estate and Investment Management. In assessing the recoverability of long-lived assets held and used, the Company determined the carrying amount of long-lived assets held and used to be in excess of the estimated future undiscounted net cash flows of the related assets. The Company proceeded to determine the fair value of its long-lived assets held and used, principally through use of the market approach. The Company’s use of the market approach included consideration of market transactions for comparable assets. Management concluded that the fair value of long-lived assets held and used exceeded their carrying value, and as such, no impairment loss was recorded.
A significant decrease in the market price of a long-lived asset, adverse change in the use or condition of a long-lived asset, adverse change in the business climate or legal or regulatory factors impacting a long-lived asset and continued operating losses and cash flow deficiencies associated with a long-lived asset, among other indicators, could cause a future assessment to be performed which may result in an impairment of long-lived assets held and used, resulting in a material adverse effect on the financial position and results of operations of the Company.
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

The components of lease expense are as follows (in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Operating lease cost	$536	$378	$1,646	$1,095

Finance lease cost:
Amortization of finance lease assets	$150	$172	$494	$494
Interest on finance lease liabilities	30	36	95	101
Total finance lease cost	$180	$208	$589	$595
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,456	$988
Operating cash flows from finance leases	$96	$100
Financing cash flows from finance leases	$724	$626

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,337	$2,235
Finance leases	$313	$607
Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2020	December 31, 2019
Operating lease right-of-use assets, net	$4,631	$4,827

Operating lease liabilities	$1,839	$1,866
Operating lease liabilities, net of current	2,881	3,073
Total operating lease liabilities	$4,720	$4,939

Finance lease assets	$4,206	$4,541
Finance lease accumulated amortization	(1,712)	(1,701)
Finance lease assets, net	$2,494	$2,840

Finance lease liabilities	$1,003	$934
Finance lease liabilities, net of current	1,003	1,512
Total finance lease liabilities	$2,006	$2,446

Weighted-Average Remaining Lease Term (in years)
Operating leases	3.2	2.9
Finance leases	2.3	2.7

Weighted-Average Discount Rate
Operating leases	5.27%	5.45%
Finance leases	6.37%	6.34%

We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of September 30, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
2020 (excludes the nine-months ended September 30, 2020)	$573	$271
2021	1,831	1,058
2022	1,084	537
2023	732	224
2024 and thereafter	942	67
Total future minimum lease payments	5,162	2,157
Less amounts representing interest	442	151
Present value of lease obligations	$4,720	$2,006

Note 7. Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our financial assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at September 30, 2020 and December 31, 2019 (in thousands).

	Fair Value as of September 30, 2020
	Level 1	Level 2	Level 3	Total
Equity securities	$31	$70	$—	$101
Total	$31	$70	$—	$101

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Equity securities	$26	$43	$—	$69
Lumber derivative contracts	10	—	—	10
Total	$36	$43	$—	$79
The investment in equity securities consists of common stock of publicly traded companies. The Company occasionally enters into lumber derivative contracts in order to protect its gross profit margins from fluctuations caused by volatility in lumber prices. At September 30, 2020, the Company had no lumber derivative contracts.
The level 1 and 2 securities and derivative contracts are included in equity securities and other assets, respectively, on the Company’s condensed unaudited consolidated balance sheet. The fair values are based on the closing prices observed on September 30, 2020. During the nine months ended September 30, 2020 and September 30, 2019, the Company recorded net unrealized gain of $33 thousand and $29 thousand, respectively, in the other income (expenses) of condensed unaudited consolidated statement of operations.
We did not reclassify any investments between levels in the fair value hierarchy during the nine months ended September 30, 2020.
The fair values of the Company’s revolving credit facility approximate carrying value due to the variable rate nature of these borrowings.

Note 8. Debt
A summary of the Company’s revolving credit facilities, related party notes, and Paycheck Protection Program notes are as follows (in thousands):

	September 30, 2020		December 31, 2019
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - Gerber KBS	$46	6.00%	$1,111	7.50%
Revolving Credit Facility - Premier	—	—%	2,925	6.25%
Total Short Term Revolving Credit Facility	$46	6.00%	$4,036	6.59%
Revolving Credit Facility - SNB	$10,849	2.65%	$17,038	4.26%
Revolving Credit Facility - Gerber EBGL	1,257	6.00%	—	—%
Total Long Term Revolving Credit Facility	$12,106	3.00%	$17,038	4.26%
LSV Co-Invest I Promissory Note (“January Note”)	$668	12.00%	$595	12.00%
LSV Co-Invest I Promissory Note (“June Note”)	1,150	12.00%	1,023	12.00%
LSVM Note	337	12.00%	302	12.00%
Total Notes Payable To Related Parties	$2,155	12.00%	$1,920	12.00%
Short Term Paycheck Protection Program Notes	$3,625	1.00%	$—	—%
Long Term Paycheck Protection Program Notes	3,023	1.00%	—	—%
Total Paycheck Protection Program Notes	$6,648	1.00%	$—	—%

Term Loan Facilities
As of September 30, 2020, the short-term debt and current portion of long-term debt included $0.4 million of the Gerber Star term loan, net of issuance costs, and $0.2 million of the Premier term loan. Long-term debt, net of current portion, included $1.1 million of the Gerber Star term loan, net of issuance costs, and $0.6 million of the Premier term loan.
The following table presents the Star and Premier term loans balance net of unamortized debt issuance costs as of September 30, 2020 (in thousands):

September 30, 2020
Amount
Gerber - Star Term Loan	$1,900
Premier - Term Loan	819
Total Principal	2,719
Unamortized debt issuance costs	(363)
Total	$2,356
Digirad Loan Agreement
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “SNB Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers (collectively, the “SNB Borrowers”); the Company, as guarantor; and Sterling National Bank, a national banking association, as lender (“Sterling” or “SNB”).
The SNB Loan Agreement is a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for both revolving loans and outstanding letter of credit obligations (the “SNB Credit Facility”). Under the SNB Credit Facility, the SNB Borrowers can request the issuance of letters of credit in an aggregate amount not to exceed $0.5 million at any one time outstanding. As of September 30, 2020, the Company had $0.2 million of letters of credit outstanding and had additional borrowing capacity of $8.5 million.
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
At September 30, 2020, Digirad was in compliance with SNB covenants.
ATRM Promissory Notes
See Note 12, Related Party Transactions, for information regarding certain ATRM promissory notes that are outstanding.
KBS Loan Agreement
On February 23, 2016, ATRM, KBS and Main Modular Haulers, Inc. (a subsidiary of ATRM) entered into a Loan and Security Agreement, (as amended, the “KBS Loan Agreement”), with Gerber Finance Inc. (“Gerber”). The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory and other collateral. The KBS Loan Agreement, which was scheduled to expire on February 22, 2018, has been automatically extended for successive one (1) year periods in accordance with its terms and is now scheduled to expire on February 22, 2021. The KBS Loan Agreement will be automatically extended for another one (1) year period unless a party thereto provides prior written notice of termination. As of September 30, 2020 neither party has provided notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the KBS Loan Agreement. The KBS Loan Agreement contains representations, warranties, affirmative and negative covenants, defined events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintain a maximum leverage ratio (as defined in the KBS Loan Agreement) and KBS not incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement.
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
On January 31, 2020, the Company, ATRM, KBS and Gerber entered into a Thirteenth Amendment to Loan and Security Agreement (the “Thirteenth Amendment”) to amend the terms of the KBS Loan Agreement, in order to, among other things (a) amend the definitions of “Ancillary Credit Parties,” “Guarantor,” “Obligations,” and “Subordinated Lender” to address the obligations of the Star Borrowers, the EBGL Borrowers, the Star Credit Parties, and the EBGL Credit Parties under the Star Loan Agreement, EBGL Loan Agreement and the Subordination Agreements (each as defined below) to which they are a party and (b) add a new cross default provision. As of September 30, 2020, approximately $46 thousand was outstanding under the KBS Loan Agreement.
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

On January 31, 2020, contemporaneously with the execution and delivery of the Star Loan Agreement and EBGL Loan Agreement described below, Glenbrook and EdgeBuilder entered into an Extension and Modification Agreement (the “Modification Agreement”) with Premier that modified the terms of that certain Revolving Credit Promissory Note (the “Premier Note”) made by Glenbrook and EdgeBuilder pursuant to that the Premier Loan Agreement. Pursuant to the Modification Agreement, the amount of indebtedness evidenced by the Premier Note was reduced to $1.0 million, and the Premier Note was modified to, among other things: (a) extend the Final Maturity Date (as defined in the Premier Note) of the Premier Note to January 31, 2023, and (b) set the interest that the Premier Note will bear at 5.75% per annum. As a condition to close and to then later extend the term of the Premier Loan Agreement, ATRM and Mr. Eberwein executed a guaranty in favor of Premier, which has, through the multiple extensions described above, been extended through January 1, 2023, under which ATRM and Mr. Eberwein have absolutely and unconditionally guaranteed all of EBGL’s obligations under the Premier Loan Agreement. As of September 30, 2020, approximately $0.8 million was outstanding under the Premier Loan Agreement.
Gerber Star and EBGL Loans
On January 31, 2020, SRE, 947 Waterford Road, LLC (“947 Waterford”), 300 Park Street, LLC (“300 Park”), and 56 Mechanic Falls Road, LLC (“56 Mechanic” and together with SRE, 947 Waterford, and 300 Park, (the “Star Borrowers”), each an Investments Subsidiary, and the Company, ATRM, KBS, EdgeBuilder, and Glenbrook (collectively, the “Star Credit Parties”), entered into a Loan and Security Agreement (as amended, the “Star Loan Agreement”) with Gerber providing the Star Borrowers with a credit facility with borrowing availability of up to $2.5 million ($2.0 million and $0.5 million to KBS and EBGL, respectively) (the “Star Term Loan”). The advance of $2.0 million to KBS is to be repaid in monthly installments of sixty (60) consecutive equal payments. The advance of $0.5 million to EBGL, which has been temporarily increased by $0.3 million due to be repaid on April 30, 2020, is to be repaid in monthly installments of twelve (12) consecutive equal payments. On February 20, 2020, the Star Borrowers entered into a First Amendment to Loan and Security Agreement (the “First Star Amendment”) with Gerber that amended the Star Loan Agreement in order to (i) temporarily advance $0.3 million to EBGL, which amount was, prior to the Second Star Amended described below, to be repaid to Gerber on or before April 30, 2020; (ii) clarify that Gerber can make multiple advances under the Star Loan Agreement, and (iii) to correct the maturity date of the Star Term Loan. On April 30, 2020, the Star Borrowers entered into a Second Amendment to Loan and Security Agreement (the “Second Star Amendment”) with Gerber that amended the Star Loan Agreement in order to change terms of repayment for the advance of $0.3 million to EBGL provided for under the First Star Amendment. Under the terms of the Second Star Amendment, the advance of $0.3 million to EBGL is to be repaid in three (3) consecutive equal monthly installments on the thirtieth (30th) day in each calendar month, commencing May 30, 2020, and in a final installment on or before July 31, 2020. As of September 30, 2020, EBGL repaid $0.3 million to Gerber and approximately $1.9 million was outstanding under the Star Loan Agreement.
On January 31, 2020, EdgeBuilder and Glenbrook (the “EBGL Borrowers”), each a Construction Subsidiary, and the Company, Star, 947 Waterford, 300 Park, 56 Mechanic, ATRM, and KBS (collectively, the “EBGL Credit Parties”), entered into a Loan and Security Agreement (the “EBGL Loan Agreement”) with Gerber providing the EBGL Borrowers with a credit facility with borrowing availability of up to $3.0 million (the “EBGL Loan”). On March 5, 2020, the EBGL Borrowers entered into a First Amendment to Loan and Security Agreement (the “First EBGL Amendment”) with Gerber that amended the EBGL Loan Agreement and the KBS Loan Agreement in order to, among other things, include a pledge $0.3 million of cash collateral by LSVI under the EBGL Loan Agreement which, prior to the First EBGL Amendment, was pledged by LSVI in connection with the KBS Loan Agreement. On July 1, 2020, the EBGL Borrowers entered into a Second Amendment to Loan and Security Agreement that amended the EBGL Loan Agreement in order to, among other things, terminate the pledge of $0.3 million in cash collateral. As of September 30, 2020, approximately $1.3 million was outstanding under the EBGL Loan Agreement.
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
In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The Company is continuing to evaluate the criteria and new guidance put out by the SBA regarding loan forgiveness criteria and procedures to seek loan forgiveness. The Company has sought full loan forgiveness from the SBA for the DMS Health Note and DMS Imaging Note, and expects to seek full loan forgiveness for the DIS Note, Company Note, and Construction Notes based on the satisfaction of applicable criteria and guidelines. PPP Loan forgiveness is sought under the belief all entities requesting loan forgiveness have met the stated criteria and guidelines provided by the SBA and terms of the CARES Act; however, no assurance can be provided that forgiveness for any portion of the PPP Loans will be obtained.
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
For the nine months ended September 30, 2020, the Company recorded an income tax expense of $90 thousand. For the nine months ended September 30, 2019, the Company recorded an income tax benefit of $168 thousand within continuing operations and an income tax expense of $84 thousand within discontinued operations.
As of September 30, 2020, we had unrecognized tax benefits of approximately $2.8 million related to uncertain tax positions. Included in the unrecognized tax benefits were $2.3 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.
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

Note 11. Segments
Our reporting segments have been determined based on the nature of the products and services offered to customers or the nature of their function in the organization. We evaluate performance based on the gross profit and operating income (loss). The Company does not identify or allocate its assets by operating segments. During the third quarter of 2020, we modified our methodology used to allocate amortization expenses to our segments to better reflect the use of shared costs as they relate to ATRM which was acquired in September 2019. Results for the prior year have been recast to be comparable to the current year presentation.
Segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue by segment:
Diagnostic Services	$10,711	$11,670	$28,665	$35,714
Diagnostic Imaging	2,048	3,351	7,242	8,923
Mobile Healthcare	9,035	10,575	26,534	30,669
Building and Construction	8,542	2,729	19,061	2,729
Real Estate and Investments	175	43	525	43
Corporate, eliminations and other	(158)	(35)	(475)	(35)
Consolidated revenue	$30,353	$28,333	$81,552	$78,043

Gross profit by segment:
Diagnostic Services	$2,076	$2,162	$5,034	$7,548
Diagnostic Imaging	399	1,174	2,500	3,040
Mobile Healthcare	1,155	1,441	3,205	3,351
Building and Construction	1,253	477	2,709	477
Real Estate and Investments	110	(23)	329	(200)
Corporate, eliminations and other	(158)	(35)	(475)	(35)
Consolidated gross profit	$4,835	$5,196	$13,302	$14,181

(Loss) income from operations by segment:
Diagnostic Services	$1,424	$1,304	$2,904	$4,914
Diagnostic Imaging	138	755	1,592	1,662
Mobile Healthcare	176	310	5	(357)
Building and Construction	(496)	(125)	(2,445)	(125)
Real Estate and Investments	93	(61)	209	(260)
Corporate, eliminations and other	(158)	(35)	(475)	(35)
Unallocated corporate and other expenses	(2,710)	(2,299)	(7,453)	(7,231)
Segment loss from operations	$(1,533)	$(151)	$(5,663)	$(1,432)
Merger and finance costs	—	(1,058)	—	(2,058)
Consolidated loss from operations	$(1,533)	$(1,209)	$(5,663)	$(3,490)

Depreciation and amortization by segment:
Diagnostic Services	$280	$333	$917	$942
Diagnostic Imaging	60	64	189	215
Mobile Healthcare	1,388	1,272	4,130	4,137
Building and Construction	580	124	1,723	124
Real Estate and Investments	65	208	196	243
Total depreciation and amortization	$2,373	$2,001	$7,155	$5,661

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

Note 12. Related Party Transactions
Perma-Fix
Prior to his resignation on April 6, 2020, John Climaco served as one of our directors and a member of the Audit and Strategic Advisory committees of our board of directors. Until July 11, 2017, Mr. Climaco also served as a director of Perma-Fix Environmental Services, Inc. (NASDAQ: PESI). Further, from June 2, 2015 until July 11, 2017, Mr. Climaco served as the Executive Vice President of Perma-Fix Medical S.A., a majority-owned Polish subsidiary of Perma-Fix Environmental Services, Inc. On July 27, 2015, we entered into a Stock Subscription Agreement (the “Subscription Agreement”) and Tc-99m Supplier Agreement (the “Supply Agreement”) with Perma-Fix Medical. Under the terms of the Subscription Agreement, we invested $1.0 million USD in exchange for 71,429 shares of Perma-Fix Medical. Pursuant to the Supply Agreement, should Perma-Fix Medical successfully complete development of its Tc-99m resin, Perma-Fix Medical will supply us or our preferred nuclear pharmacy supplier with Tc-99m at a preferred rate and we will purchase agreed upon quantities of such Tc-99m for our nuclear imaging operations, either directly or in conjunction with our preferred nuclear pharmacy supplier. As of September 30, 2020, the fair market value of the Perma-Fix Medical securities is $70 thousand. In addition, in connection with the Subscription Agreement, the Company’s President and Chief Executive Officer was appointed to the Supervisory Board of Perma-Fix Medical.
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
As of September 30, 2020, Mr. Eberwein owned approximately 7.4% of the outstanding Digirad common stock, including 216,174 Shares underlying a call option received pursuant to that certain Amended and Restated Put Option and Standstill Agreement, entered into on March 5, 2020, between Mr.Eberwein and Cannell Capital LLC. In addition, as of September 30, 2020, Mr. Eberwein owned 1,310,036 shares of Company Preferred Stock.
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
Private Placement
Immediately prior to the closing of the ATRM Merger, Digirad issued 300,000 shares of Company Preferred Stock in the Private Placement to LSVI for a price of $10.00 per share for total proceeds to the Company of $3.0 million. The Private Placement was made pursuant to the terms of a Stock Purchase Agreement, dated as of September 10, 2019 (the “SPA”). The shares of Company Preferred Stock sold in the Private Placement have not been registered under the Securities Act of 1933, as amended (the “Act”), and may not be resold absent registration under, or exemption from registration under, the Act.
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

On September 17, 2020, in connection with satisfying the Company’s obligations under the Registration Rights Agreement, the Company filed a registration statement with the SEC (the “September Registration Statement”) relating to the sale or other disposition from time to time of up to 1,492,321 shares of Company Preferred Stock, par value $0.0001 per share (referred to herein as our “preferred stock”, by the selling stock holders identified in the September Registration Statement, including their transferees, pledgees, donees or successors. Mr. Eberwein, the Chairman of the Company’s board of directors, is a selling stockholder under the September Registration Statement. The selling stockholders may, from time to time, sell transfer, or otherwise dispose of any or all of their shares of Company Preferred Stock or interests in shares of Company Preferred Stock on any stock exchange, market, or trading facility on which the shares are traded or in private transactions. These dispositions by the selling stockholders may be at fixed prices, at prevailing market prices at the time of sale, at prices related to prevailing market price, at varying prices determined at the time of sale, or at negotiated prices.
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
ATRM Notes Payable
ATRM, a wholly owned subsidiary of the Company as a result of the ATRM Merger, has the following related party promissory notes outstanding:
(i) Unsecured promissory note (principal amount of $0.7 million payable to LSV Co-Invest I), with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest due on January 12, 2020 (the “January Note”). On November 13, 2019, LSV Co-Invest I extended the maturity date of the January Note from January 12, 2020, to the earlier of (i) October 1, 2020 or (ii) the date when the January Note is no longer subject to a certain Subordination Agreement dated January 12, 2018, as amended, in favor of Gerber. Subsequently on November 2, 2020, LSV Co-Invest I extended the maturity date of the January Note to the earlier of (i) the date that is five business days after the closing date of the DMS Sale Transaction (described below in Note 15. Subsequent Events) or (ii) the date when the January Note is no longer subject to certain subordinate letter/agreement dated January 12, 2018, as amended in favor of Gerber Finance, Inc.
(ii) Unsecured promissory note (principal amount of $1.2 million payable to LSV Co-Invest I), with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest due on June 1, 2020 (the “June Note”). On November 13, 2019 LSV Co-Invest I also extended the maturity date of the June Note from June 1, 2020, to the earlier of (i) October 1, 2020 or (ii) the date when the January Note is no longer subject to a certain Subordination Agreement dated June 1, 2018, as amended, in favor of Gerber. Subsequently on November 2, 2020, LSV Co-Invest I extended the maturity date of the June Note to the earlier of (i) the date that is five business days after the closing date of the DMS Sale Transaction (described below in Note 15. Subsequent Events) or (ii) the date when the June Note is no longer subject to certain subordinate letter/agreement dated January 12, 2018, as amended in favor of Gerber Finance, Inc.
(iii) Unsecured promissory note (principal amount of $0.3 million payable to LSVM), with interest payable annually at a rate of 10.0% per annum (LSVM may elect to receive any interest payment entirely in-kind at a rate of 12.0% per annum), with any unpaid principal and interest due on November 30, 2020 (the “LSVM Note”). On November 2, 2020, LSVM extended the maturity date to the earlier of (i) the date that is five business days after the closing date of the DMS Sale Transaction (described below in Note 15. Subsequent Events) or (ii) the date when the LSVM Note is no longer subject to certain subordinate letter/agreement dated January 12, 2018, as amended in favor of Gerber Finance, Inc.
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
As of September 30, 2020, and upon the completion of the ATRM Merger, Star Procurement became wholly owned subsidiary of the Company.
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
As of September 30, 2020, and upon the completion of the ATRM Merger, the note receivable was effectively settled.

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
As of September 30, 2020 and upon the completion of the ATRM Merger, the Waterford Lease, the Park Lease and the Oxford Lease are treated as intercompany transactions and eliminated in the unaudited consolidated financial statements.
Note 13. Redeemable Preferred Stock
Holders of shares of the Company Preferred Stock will be entitled to receive, when, as and if, authorized by the Company’s board of directors (or a duly authorized committee of Digirad board of directors) and declared by the Company out of funds legally available for the payment of dividends, preferential cumulative cash dividends at the rate of 10.0% per annum of the liquidation preference of $10.00 per share. Dividends will be payable quarterly, in arrears, on the last calendar day of March, June, September and December to holders of record at the close of business on the first day of each payment month. As of September 30, 2020, the Company’s board has not declared a dividend on the Company Preferred Stock.
A roll forward of the balance of Company Preferred Stock for the year ended September 30, 2020 is as follows (in thousands):

Balance at December 31, 2019	$19,602
Deemed dividend on redeemable convertible preferred stock	1,442
Fees paid on issuance of preferred stock	(3)
Balance at September 30, 2020	$21,041

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
For the nine months ended September 30, 2019, Digirad recognized a $0.4 million gain for the remaining settlement of the warranty claims in regards to equipment sold to Philips.
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

The following table presents financial results of the MDSS business (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenues	$—	$—	$—	$—
Total cost of revenues	—	—	—	—
Gross profit	—	—	—	—
Operating expenses:	—	—	—	—
Marketing and sales	—	—	—	—
General and administrative	—	—	—	—
Amortization of intangible assets	—	—	—	—
Gain on sale of discontinued operations	—	—	—	(350)
Total operating expenses	—	—	—	(350)
Income from discontinued operations	—	—	—	350
Interest expense	—	—	—	—
Income from discontinuing operations before income taxes	—	—	—	350
Income tax expense	—	—	—	(84)
Income from discontinuing operations	$—	$—	$—	$266

The following table presents supplemental cash flow information of discontinued operations (in thousands):

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Depreciation	$—	$—
Amortization of intangible assets	$—	$—
Gain on sale of discontinued operations	$—	$(350)
Stock-based compensation	$—	$—
Investing activities:
Proceeds from the sale of discontinued operations	$—	$—

Note 15. Subsequent Events
On October 30, 2020, Digirad entered into a Stock Purchase Agreement (the “ DMS Purchase Agreement”) by and among Digirad, Project Rendezvous Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Digirad (“Seller”), DMS Health Technologies, Inc., a North Dakota corporation and wholly owned subsidiary of Seller (“DMS Health”), and Knob Creek Acquisition Corp., a Tennessee corporation (“Buyer”) pursuant to which, subject to the satisfaction or waiver of certain conditions, Buyer will purchase all of the issued and outstanding common stock of DMS Health from Seller (the “ DMS Sale Transaction”). The purchase price for the DMS Sale Transaction is $18.75 million in cash, subject to certain adjustments, including a working capital adjustment. The completion of the DMS Sale Transaction is subject to receipt of certain consents and customary closing conditions. The DMS Sale Transaction is not subject to approval by the Company’s stockholders. Assuming the satisfaction or waiver of the closing conditions, the DMS Sale Transaction is expected to close on or about January 4, 2021.

For additional information on the above subsequent events see the Company's Current Report on Form 8-K filed with the SEC on November 3, 2020.

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
Immediately prior to the closing of the ATRM Merger, the Company issued 300,000 shares of Company Preferred Stock in a private placement (the “Private Placement”) to Lone Star Value Investors, LP (“LSVI”) for a price of $10.00 per share for total proceeds to the Company of $3.0 million. The Private Placement was made pursuant to the terms of a Stock Purchase Agreement, dated as of September 10, 2019. The shares of Company Preferred Stock sold in the Private Placement had not been registered under the Securities Act of 1933, as amended (the “Act”) and could not be resold absent registration under, or exemption from registration under, the Act.
At the closing of the Private Placement, the Company and LSVI entered into a Registration Rights Agreement, dated as of September 10, 2019 (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission (the “SEC”), covering the resale of the shares of Company Preferred Stock issued in the Private Placement.
On September 17, 2020, in connection with satisfying the Company’s obligations under the Registration Rights Agreement, the Company filed a registration statement with the SEC (the “September Registration Statement”) relating to the sale or other disposition from time to time of up to 1,492,321 shares of Company Preferred Stock by the selling stock holders identified in the September Registration Statement, including their transferees, pledgees, donees or successors. Mr. Eberwein, the Chairman of the Company’s board of directors, is a selling stockholder under the September Registration Statement. The selling stockholders may, from time to time, sell transfer, or otherwise dispose of any or all of their shares of Company Preferred Stock or interests in shares of Company Preferred Stock on any stock exchange, market, or trading facility on which the shares are traded or in private transactions. These dispositions by the selling stockholders may be at fixed prices, at prevailing market prices at the time of sale, at prices related to prevailing market price, at varying prices determined at the time of sale, or at negotiated prices.
COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, COVID-19, a global pandemic, which continues to spread throughout the United States and around the world. Governmental authorities in the states in which we operate issued social distancing orders, which orders have required businesses in subject jurisdictions to cease non-essential operations at physical locations in those locations, unless exempted, rescinded, or amended. Accordingly, to comply with applicable regulations and to safeguard the health and safety of our employees and customers, we have temporarily modified our business operations.
During the three and nine months ended September 30, 2020, we experienced a $3.8 million and a $12.9 million decrease, respectively, in the Digirad Health revenue related to a decrease in our diagnostic services due to the Covid-19 pandemic. The decrease was offset by a $5.8 million and $16.3 million increase respectively, in Building and Construction revenue, as compared to the same period of the prior year. As the COVID-19 pandemic affected the results of segments of our business during the three and nine months ended September 30, 2020, we took steps to contain the impact of the COVID-19 pandemic on our business.

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
On April 1, 2020, we also announced that in response to the COVID-19 pandemic, we planned to furlough certain employees and that we would institute a 20% salary reduction for most of our salaried employees and reduce the number of working hours of most of our hourly employees by 20%. These reductions, which applied to our healthcare division, were effective as of April 6, 2020, and remained in effect until May 15, 2020. Throughout the COVID-19 pandemic, our building and construction division has furloughed employees or reduced employee hours based on fluctuations in demand for our products. As of September 30, 2020, KBS brought back furloughed employees and increased its work force by over 20% to meet the higher manufacturing requirements for two commercial projects as well as the future growth we expect.

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
Common Stock Equity Offering
On April 30, 2020, the Company filed a registration statement with the SEC (the “April Registration Statement”) relating to a public offering of Common Stock and warrants to purchase Common Stock (the “Offering”). On May 28, 2020, the Company closed the Offering in which, pursuant to the underwriting agreement entered into by and between the Company and Maxim Group LLC (“Maxim”), as representative of the underwriters, dated May 26, 2020, the Company issued and sold (i) 2,225,000 shares of Common Stock, and (ii) 2,225,000 warrants (the “Warrants”) to purchase up to 1,112,500 shares of Common Stock. The Offering price was $2.24 per share of Common Stock and $0.01 per accompanying Warrant (for a combined Offering price of $2.25). The Underwriting Agreement contained customary representations, warranties, and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and Maxim (including for liabilities under the Securities Act of 1933, as amended) and certain other obligations.
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
The net proceeds to the Company from the Offering were approximately $4.2 million, after deducting the fees and commissions and estimated Offering expenses payable by the Company of $0.8 million, and excluding $0.9 million proceeds the Company received upon exercise of the Over-Allotment Options and Warrants. The Company is using $3.0 million of the net proceeds from the sale of shares of Common Stock and the Warrants in the Offering to fund commercial modular housing projects being constructed in New England by the Company’s KBS Builders, Inc. subsidiary, and the remainder of the net proceeds is being used for working capital and for other general corporate purposes. The Company has broad discretion in determining how the proceeds of the Offering is used, and its discretion is not limited by the aforementioned possible uses.
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
Business Segments
As of September 30, 2020, our business is organized into five reportable segments:
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

Construction Services and Products
In the building and construction business, KBS markets its modular homes products through a direct sales organization and through inside sales, outside sales, a network of independent dealers, builders, and contractors in the New England states (Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont). KBS’s direct sales organization is responsible for all commercial building projects, and works with developers, architects, owners, and general contractors to establish the scope of work, terms of payment, and general requirements for each project. KBS’s sales people also work with independent dealers, builders, and contractors to accurately configure and place orders for residential homes for their end customers. KBS’s network of independent dealers and contractors do not work with it exclusively, although many have KBS model homes on display at their retail centers. KBS does not assign exclusive territories to its independent dealers and contractors, but they tend to sell in areas of New England where they will not be competing against another KBS dealer or contractor. KBS’s backlog and pipeline, along with its market initiatives to build more workforce housing, are expected to position KBS for continued growth.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2020 and 2019
The following table summarizes our results for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	Percent of Revenues	2019	Percent of Revenues	Change from Prior Year
					Dollars	Percent
Total revenues	$30,353	100.0%	$28,333	100.0%	$2,020	7.1%
Total cost of revenues	25,518	84.1%	23,137	81.7%	2,381	10.3%
Gross profit	4,835	15.9%	5,196	18.3%	(361)	(6.9)%
Total operating expenses	6,368	21.0%	6,405	22.6%	(37)	(0.6)%
Loss from operations	(1,533)	(5.1)%	(1,209)	(4.3)%	(324)	26.8%
Total other expense	(221)	(0.7)%	(293)	(1.0)%	72	(24.6)%
Loss before income taxes	(1,754)	(5.8)%	(1,502)	(5.3)%	(252)	16.8%
Income tax expense	(6)	—%	(2)	—%	(4)	200.0%
Net loss from continuing operations	$(1,760)	(5.8)%	$(1,504)	(5.3)%	$(256)	17.0%
Revenues
Healthcare
Healthcare revenue by segments is summarized as follows (in thousands):

	Three Months Ended September 30,
	2020	2019	Change	% Change
Diagnostic Services	$10,711	$11,670	$(959)	(8.2)%
Mobile Healthcare	9,035	10,575	(1,540)	(14.6)%
Diagnostic Imaging	2,048	3,351	(1,303)	(38.9)%
Total Healthcare Revenue	$21,794	$25,596	$(3,802)	(14.9)%

The decrease in Diagnostic Services, Mobile Healthcare and Diagnostic Imaging revenue compared to the prior year quarter was primarily due to the COVID-19 pandemic impact. Although many medical offices and facilities temporarily closed in mid-March, many are now open and many hospitals that stopped performing non-emergency procedures, tests, and scans slowly started to re-open and serve patients during the quarter, although at lower than pre-COVID schedule.
Building and Construction
Building and construction revenue is summarized as follows (in thousands):

	Three Months Ended September 30,
	2020	2019	Change	% Change
Building and Construction	$8,542	$2,729	$5,813	213.0%
Total Building and Construction Revenue	$8,542	$2,729	$5,813	213.0%

The increase in revenue for the Building and Construction division was due to our ownership of the business for a full quarter in the three months ended September 30, 2020, compared to 20 days in the three months ended September 30, 2019 and an increase in KBS activity levels due to $2.2 million revenue recognized in recently won commercial projects.

Real Estate and Investments
Real Estate and Investments revenue is summarized as follows (in thousands):

	Three Months Ended September 30,
	2020	2019	Change	% Change
Real Estate and Investments	$17	$8	$9	112.5%
Real Estate and Investments Revenue	$17	$8	$9	112.5%

The increase in real estate and investments revenue was due to a full quarter in the three months ended September 30, 2020 compared to 20 days in the three months ended September 30, 2019. Revenue was generated by the LSVM and intercompany lease revenue from SRE subsequent to the ATRM Merger. The SRE lease revenue was eliminated through intercompany consolidation in the condensed consolidated financial statements.
Gross Profit
Healthcare Gross Profit
Healthcare gross profit and gross margin by segments is summarized as follows (in thousands):

	Three Months Ended September 30,
	2020	2019	% Change
Diagnostic Services gross profit	$2,076	$2,162	(4.0)%
Diagnostic Services gross margin	19.4%	18.5%

Mobile Healthcare gross profit	$1,155	$1,441	(19.8)%
Mobile Healthcare gross margin	12.8%	13.6%

Diagnostic Imaging gross profit	$399	$1,174	(66.0)%
Diagnostic Imaging gross margin	19.5%	35.0%

Total healthcare gross profit	$3,630	$4,777	(24.0)%
Total healthcare gross margin	16.7%	18.7%
The decrease in Diagnostic Imaging, and Mobile Healthcare gross margin percentage was mainly due to the COVID-19 pandemic and the associated public health measures in place during the three months ended September 30, 2020, which significantly reduced our camera revenue.
The slight increase in Diagnostic Services gross margin percentage was due to lower healthcare expenses and improved labor efficiency during the three months ended September 30, 2020.
Building and Construction Gross Profit
Building and Construction gross profit and margin is summarized as follows (in thousands):

	Three Months Ended September 30,
	2020	2019	% Change
Building and Construction gross profit	$1,253	$477	162.7%
Building and Construction gross margin	14.7%	17.5%
The increase in Building and Construction gross profit was primarily due to our ownership of the business for a full quarter in the three months ended September 30, 2020 compared to 20 days in the three months ended September 30, 2019. Additionally, KBS and EBGL executed several large commercial and governmental contracts during the period. The slight decrease in gross margin percentage is due to product mix between commercial and residential units.
Real Estate and Investments Gross Loss
Real Estate and Investments gross loss and margin is summarized as follows (in thousands):

	Three Months Ended September 30,
	2020	2019	% Change
Real Estate and Investments gross loss	$(48)	$(58)	(17.2)%
Real Estate and Investments gross margin	(282.4)%	(725.0)%
The Real Estate and Investments gross loss relates to depreciation expense associated with the three manufacturing facilities acquired in April 2019. The decrease is primarily due to our ownership of the business for a full quarter in the three months ended September 30, 2020 compared to a partial quarter during the three months ended September 30, 2019.

Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Three Months Ended September 30,				Percent of Revenues
	2020	2019	Change		2020	2019
			Dollars	Percent
Selling, general and administrative expenses	$5,566	$4,948	$618	12.5%	18.3%	17.5%
Amortization of intangible assets	802	399	403	101.0%	2.6%	1.4%
Merger and financing	—	1,058	(1,058)	(100.0)%	—%	3.7%
Total operating expenses	$6,368	$6,405	$(37)	(0.6)%	20.9%	22.6%
The increase in selling, general and administrative expenses was primarily due to a $0.6 million increase in the Building and Construction Division caused by reporting a full quarter of expenses in the three months ended September 30, 2020, compared to 20 days of expenses in the three months ended September 30, 2019.
The $0.4 million increase in amortization of intangible assets was due to the ATRM Merger resulting in a full three months of expense for the period ended September 30, 2020, compared to 20 days of expenses in the three months ended September 30, 2019.
Merger and financing costs for three months ended September 30, 2019 are predominantly comprised of one-time costs related to the acquisition of ATRM, including $1.1 million in ATRM related expenses related to the Offering described below under “Liquidity and Capital Resources” in this MD&A.
Total Other Income (Expense)
Total other income (expense) is summarized as follows (in thousands):

	Three Months Ended September 30,
	2020	2019
Other income, net	$135	$3
Interest expense, net	(356)	(292)
Loss on sale of the building	—	(4)
Total other expense	$(221)	$(293)
Other income, net for three months ended September 30, 2020 is predominantly comprised of a $0.08 million KBS insurance refund and a $0.05 million gain in investments in available for sale securities, respectively.
Interest expense, net, for the three months ended September 30, 2020 and 2019 is predominantly comprised of interest costs and the related amortization of deferred issuance costs on our debt.
The loss on building relates to the completion of the sale of buildings and land in Fargo, North Dakota.
Income Tax Expense
For the three months ended September 30, 2020, the Company recorded an income tax expense of $6 thousand. See Note 10, Income Taxes, within the notes to our unaudited condensed consolidated financial statements for further information related to the Company’s income taxes.
Income from Discontinued Operations
See Note 14, Discontinued Operations of the unaudited condensed consolidated financial statements for information regarding discontinued operations.

Results of Operations
Comparison of the Nine Months Ended September 30, 2020 and 2019
The following table summarizes our results for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	Percent of Revenues	2019	Percent of Revenues	Change from Prior Year
					Dollars	Percent
Total revenues	$81,552	100.0%	$78,043	100.0%	$3,509	4.5%
Total cost of revenues	68,250	83.7%	63,862	81.8%	4,388	6.9%
Gross profit	13,302	16.3%	14,181	18.2%	(879)	(6.2)%
Total operating expenses	18,965	23.3%	17,671	22.6%	1,294	7.3%
Loss from operations	(5,663)	(6.9)%	(3,490)	(4.5)%	(2,173)	62.3%
Total other expense	(247)	(0.3)%	(1,314)	(1.7)%	1,067	(81.2)%
Loss before income taxes	(5,910)	(7.2)%	(4,804)	(6.2)%	(1,106)	23.0%
Income tax (expense) benefit	(90)	(0.1)%	168	0.2%	(258)	(153.6)%
Net loss from continuing operations	(6,000)	(7.3)%	(4,636)	(6.0)%	(1,364)	29.4%
Net income from discontinued operations	—	—%	266	0.3%	(266)	(100.0)%
Net loss	$(6,000)	(7.3)%	$(4,370)	(5.7)%	$(1,630)	37.3%
Revenues
Healthcare
Healthcare revenue by segments is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change	% Change
Diagnostic Services	$28,665	$35,714	$(7,049)	(19.7)%
Mobile Healthcare	26,534	30,669	(4,135)	(13.5)%
Diagnostic Imaging	7,242	8,923	(1,681)	(18.8)%
Total Healthcare Revenue	$62,441	$75,306	$(12,865)	(17.1)%
The decrease in Diagnostic Services, Mobile Healthcare and Diagnostic Imaging revenue compared to the prior year nine months period was primarily due to the COVID-19 pandemic impact and the associated public health measures in place during the nine months ended, September 30, 2020.
Building and Construction
Building and construction revenue is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change	% Change
Building and Construction	$19,061	$2,729	$16,332	598.5%
Total Building and Construction Revenue	$19,061	$2,729	$16,332	598.5%
The increase in Building and Construction division revenue was due to the inclusion of a full nine months production in 2020, compared to 20 days in nine months ended 2019 and an increase in KBS activity levels due to $2.2 million revenue recognized in recently won commercial projects in Q3 2020.
Real Estate and Investments
Real Estate and Investments revenue is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change	% Change
Real Estate and Investments	$50	$8	$42	525.0%
Real Estate and Investments Revenue	$50	$8	$42	525.0%

The increase in real estate and investments revenue was revenue generated by the LSVM and intercompany lease revenue from SRE subsequent to the ATRM Merger. The SRE lease revenue was eliminated through intercompany consolidation in the unaudited condensed consolidated financial statements.
Gross Profit
Healthcare Gross Profit
Healthcare gross profit and gross margin by segments is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019	% Change
Diagnostic Services gross profit	$5,034	$7,548	(33.3)%
Diagnostic Services gross margin	17.6%	21.1%

Mobile Healthcare gross profit	3,205	3,351	(4.4)%
Mobile Healthcare gross margin	12.1%	10.9%

Diagnostic Imaging gross profit	2,500	3,040	(17.8)%
Diagnostic Imaging gross margin	34.5%	34.1%

Total healthcare gross profit	$10,739	$13,939	(23.0)%
Total healthcare gross margin	17.2%	18.5%

The decrease in Diagnostic Services gross margin percentage was mainly due to the COVID-19 pandemic impact and the associated public health measures in place which directly reduced scanning revenue during the earlier part of the year. Gross margin percentage slowly turned around in the third quarter of 2020.
The slight increase in Mobile Healthcare and Diagnostic Imaging gross margin percentage is due to lower healthcare expenses and improved labor efficiencies.
Building and Construction Gross Profit
Building and Construction gross profit and margin is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019	% Change
Building and Construction gross profit	$2,709	$477	467.9%
Building and Construction gross margin	14.2%	17.5%
The Building and Construction gross profit was generated by the segment subsequent to the ATRM Merger. The increase was mainly driven by the inclusion of a full nine months ended period in 2020 versus a partial period in 2019 and increased activity levels in the current period due to recently won commercial projects.
Real Estate and Investments Gross Profit
Real Estate and Investments gross profit and margin is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019	% Change
Real Estate and Investments gross loss	$(146)	$(235)	(37.9)%
Real Estate and Investments gross margin	(292.0)%	(2,937.5)%
The Real Estate and Investments gross loss relates to depreciation expense associated with the three manufacturing facilities acquired in April 2019. The decrease in gross loss was mainly due to normalized depreciation expenses during nine months ended 2020, compared to one time write off expense of assets that did not meet the Company’s fixed assets policy in the same period prior year.

Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Nine Months Ended September 30,				Percent of Revenues
	2020	2019	Change		2020	2019
			Dollars	Percent
Selling, general and administrative expenses	$16,545	$14,648	$1,897	13.0%	20.3%	18.8%
Amortization of intangible assets	2,420	965	1,455	150.8%	3.0%	1.2%
Merger and financing	—	2,058	(2,058)	(100.0)%	—%	2.6%
Total operating expenses	$18,965	$17,671	$1,294	7.3%	23.3%	22.6%
The increase in selling, general and administrative expenses was primarily due to an increase by $2.7 million of expenses from the Building and Construction division caused by reporting a full nine months ended September 30, 2020 expenses, compared to 20 days in same period prior year and offset by a $0.8 million decrease due to cost saving in the Digirad Health division.
The $1.5 million increase in amortization of intangible assets was due to the ATRM Merger resulting in a full three months of expense for the period ended September 30, 2020, compared to 20 days of expenses in the three months ended September 30, 2019.
Merger and financing costs for the nine months ended September 30, 2019, are predominantly comprised of one-time costs related to the acquisition of ATRM, including $2.1 million in ATRM related expenses and a write-off of capitalized costs related to the Offering described below under “Liquidity and Capital Resources” in this MD&A.
Total Other Expense
Total other expense is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Other income (expense), net	$967	$(200)
Interest expense, net	(1,214)	(727)
Loss on sale of building	—	(236)
Loss on extinguishment of debt	—	(151)
Total other expense	$(247)	$(1,314)
Other income, net for nine months ended September 30, 2020 is predominantly comprised of the settlements of aged Massachusetts sales and use tax payable in KBS and aged legal costs in ATRM, respectively.
Interest expense, net, for the nine months ended September 30, 2020 and 2019 is predominantly comprised of interest costs and the related amortization of deferred issuance costs on our debt.
The loss on building relates to the completion of the sale of buildings and land in Fargo, North Dakota.
Loss on extinguishment of debt is related to the write-off of unamortized deferred financing costs related to the termination of the Comerica Credit Agreement on March 29, 2019. See Note 8, Debt to the unaudited condensed consolidated financial statements for further information.
Income Tax Expense
For the nine months ended September 30, 2020, the Company recorded an income tax expense of $90 thousand. See Note 10, Income Taxes, within the notes to our unaudited condensed consolidated financial statements for further information related to the Company’s income taxes.
Income from Discontinued Operations
See Note 14, Discontinued Operations of the unaudited condensed consolidated financial statements for information regarding discontinued operations.

Liquidity and Capital Resources
Overview
We used cash of $1.9 million for operations during the nine months ended September 30, 2020. Cash flows used in operations primarily consist of our net loss (adjusted for depreciation, amortization, and other non-cash items), and the net effect of changes in working capital. Cash flows used in investing activities primarily consist of our investment in capital equipment required to maintain and grow our business, as well as acquisitions and dispositions. Cash flows from financing activities primarily consist of our net proceeds from borrowings and the receipt of cash related to our common stock and warrants offering, offset by the repayments of long-term borrowings.
Our principal sources of liquidity include our existing cash and cash equivalents, cash generated from operations, and funds available under various credit facilities. As of September 30, 2020, we had $4.4 million of cash and cash equivalents and $8.5 million available under our Sterling revolving line of credit.
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
The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. We incurred net losses from operations of approximately $1.5 million and $5.7 million for the three and nine months ended September 30, 2020, respectively and $1.2 million and $3.5 million for the three and nine months ended September 30, 2019, respectively. We have an accumulated deficit of $124.5 million and $118.5 million as of September 30, 2020 and December 31, 2019, respectively. Net cash used in operations was $1.9 million for the nine months ended September 30, 2020 compared to net cash used in operations of $0.8 million for the same prior year period in 2019.
As of September 30, 2020, we had approximately $4.3 million in third party credit facilities and $2.2 million in related party notes coming due in the current business cycle. As noted below, we previously had a covenant breach with Gerber. In January 2020, as discussed more fully below, we refinanced our debt with Gerber and Premier and reset the debt covenants with these lenders.
As further described below, the Company completed an equity financing on April 30, 2020, the net proceeds of which is being used to fund working capital and other general corporate purposes. Further, a significant shareholder and lender has committed to provide financial support to the Company by providing written assurances that he will (a) extend until five business days after the closing date of the DMS Sale Transaction (described in Note 15. Subsequent Events), and not call, the repayment of approximately $2.2 million of related party debt that was due in October 2020; and (b) extend through June 2021 the Company’s put option with this shareholder of $1.0 million in Series A Cumulative Perpetual Preferred stock. Management believes that the Company has the liquidity and operations to continue to support the business through the next 12 months from the issuance of this Quarterly Report. The Company’s ability to continue as a going concern is dependent on its ability to execute its plans.
Common Stock Equity Offering
On April 30, 2020, the Company filed a registration statement with the SEC (the “April Registration Statement”) relating to a public offering of Common Stock and warrants to purchase Common Stock (the “Offering”). On May 28, 2020, the Company closed the Offering in which, pursuant to the underwriting agreement entered into by and between the Company and Maxim Group LLC (“Maxim”), as representative of the underwriters, dated May 26, 2020, the Company issued and sold (i) 2,225,000 shares of Common Stock, and (ii) 2,225,000 warrants (the “Warrants”) to purchase up to 1,112,500 shares of Common Stock. The Offering price was $2.24 per share of Common Stock and $0.01 per accompanying Warrant (for a combined Offering price of $2.25). The Underwriting Agreement contained customary representations, warranties, and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and Maxim (including for liabilities under the Securities Act of 1933, as amended) and certain other obligations.

Pursuant to the Underwriting Agreement, the Company granted to Maxim an option for a period of 45 days (the “Over-Allotment Option”) to purchase up to 225,000 additional shares of Common Stock and 225,000 Warrants to purchase up to an additional 112,500 shares of Common Stock. Effective as of the closing of the Offering, Maxim exercised the Over-Allotment Option for the purchase of 225,000 Warrants for a price of $0.01 per Warrant. On June 10, 2020, Maxim exercised the Over-Allotment Option for the purchase of 225,000 shares of Common Stock for a price of $2.24 per share, before underwriting discounts. The closing of the sale of the over-allotment shares brought the total number of shares of common stock sold by the Company in the Offering to 2,450,000, and total gross proceeds to approximately $5.5 million
The net proceeds to the Company from the Offering were approximately $4.2 million, after deducting the fees and commissions and estimated Offering expenses payable by the Company of $0.8 million, and excluding $0.9 million proceeds the Company received upon exercise of the Over-Allotment Options and Warrants. The Company is using $3.0 million of the net proceeds from the sale of shares of Common Stock and the Warrants in the Offering to fund commercial modular housing projects being constructed in New England by the Company’s KBS Builders, Inc. subsidiary, and the remainder of the net proceeds is being used for working capital and for other general corporate purposes. The Company has broad discretion in determining how the proceeds of the Offering is used, and its discretion is not limited by the aforementioned possible uses.
Cash Flows
The following table shows cash flow information for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(1,880)	$(765)
Net cash used in investing activities	$(490)	$(5,726)
Net cash provided by financing activities	$4,745	$6,362
Operating Activities
The increase in cash used compared to the prior year period was primarily due to our increased net loss and an increase in net working capital.
Investing Activities
The decrease in investing activities cash flow compared to the prior year period was primarily attributable to lower capital expenditures, investments in SRE, and payments to acquire interest in a joint venture.
Financing Activities
The decrease in cash flows from financing activities is primarily due to a $6.9 million decrease in borrowing from various credit facilities.
Digirad Loan Agreement
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “SNB Loan Agreement”) by and among the Healthcare Subsidiaries of the Company, as SNB Borrowers (collectively, the “SNB Borrowers”); the Company, as guarantor; and Sterling National Bank, a national banking association, as lender (“SNB”).
The SNB Loan Agreement is a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for both revolving loans and outstanding letter of credit obligations (the “SNB Credit Facility”). Under the SNB Credit Facility, the SNB Borrowers can request the issuance of letters of credit in an aggregate amount not to exceed $0.5 million at any one time outstanding. As of September 30, 2020, the Company had $0.2 million of letters of credit outstanding and had additional borrowing capacity of $8.5 million.
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
At September 30, 2020, the Company was in compliance with SNB covenants.
ATRM Promissory Notes
See Note 12, Related Party Transactions, for information regarding certain ATRM promissory notes that are outstanding.
KBS Loan Agreement
On February 23, 2016, ATRM, KBS and Main Modular Haulers, Inc. (a subsidiary of ATRM) entered into a Loan and Security Agreement, (as amended, the “KBS Loan Agreement”), with Gerber Finance Inc. (“Gerber”). The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory and other collateral. The KBS Loan Agreement, which was scheduled to expire on February 22, 2018, has been automatically extended for successive one (1) year periods in accordance with its terms and is now scheduled to expire on February 22, 2021. The KBS Loan Agreement will be automatically extended for another one (1) year period unless a party thereto provides prior written notice of termination. As of September 30, 2020, neither parties has provided notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the KBS Loan Agreement. The KBS Loan Agreement contains representations, warranties, affirmative and negative covenants, defined events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintain a maximum leverage ratio (as defined in the KBS Loan Agreement) and KBS not incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement.
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
On January 31, 2020, the Company, ATRM, KBS and Gerber entered into a Thirteenth Amendment to Loan and Security Agreement (the “Thirteenth Amendment”) to amend the terms of the KBS Loan Agreement, in order to, among other things (a) amend the definitions of “Ancillary Credit Parties,” “Guarantor,” “Obligations,” and “Subordinated Lender” to address the obligations of the Star Borrowers, the EBGL Borrowers, the Star Credit Parties, and the EBGL Credit Parties under the Star Loan Agreement, EBGL Loan Agreement and the Subordination Agreements (each as defined below) to which they are a party and (b) add a new cross default provision. As of September 30, 2020, approximately $46 thousand was outstanding under the KBS Loan Agreement.
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

On January 31, 2020, contemporaneously with the execution and delivery of the Star Loan Agreement and EBGL Loan Agreement described below, Glenbrook and EdgeBuilder entered into an Extension and Modification Agreement (the “Modification Agreement”) with Premier that modified the terms of that certain Revolving Credit Promissory Note (the “Premier Note”) made by Glenbrook and EdgeBuilder pursuant to that the Premier Loan Agreement. Pursuant to the Modification Agreement, the amount of indebtedness evidenced by the Premier Note was reduced to $1.0 million, and the Premier Note was modified to, among other things: (a) extend the Final Maturity Date (as defined in the Premier Note) of the Premier Note to January 31, 2023, and (b) set the interest that the Premier Note will bear at 5.75% per annum. As a condition to close and to then later extend the term of the Premier Loan Agreement, ATRM and Mr. Eberwein executed a guaranty in favor of Premier, which has, through the multiple extensions described above, been extended through January 1, 2023, under which ATRM and Mr. Eberwein have absolutely and unconditionally guaranteed all of EBGL’s obligations under the Premier Loan Agreement. As of September 30, 2020, approximately $0.9 million was outstanding under the Premier Loan Agreement.
Gerber Star and EBGL Loans
On January 31, 2020, SRE, 947 Waterford Road, LLC (“947 Waterford”), 300 Park Street, LLC (“300 Park”), and 56 Mechanic Falls Road, LLC (“56 Mechanic” and together with SRE, 947 Waterford, and 300 Park, (the “Star Borrowers”), each an Investments Subsidiary, and the Company, ATRM, KBS, EdgeBuilder, and Glenbrook (collectively, the “Star Credit Parties”), entered into a Loan and Security Agreement (as amended, the “Star Loan Agreement”) with Gerber providing the Star Borrowers with a credit facility with borrowing availability of up to $2.5 million ($2.0 million and $0.5 million to KBS and EBGL, respectively) (the “Star Term Loan”). The advance of $2.0 million to KBS is to be repaid in monthly installments of sixty (60) consecutive equal payments. The advance of $0.5 million to EBGL, which has been temporarily increased by $0.3 million due to be repaid on April 30, 2020, is to be repaid in monthly installments of twelve (12) consecutive equal payments. On February 20, 2020, the Star Borrowers entered into a First Amendment to Loan and Security Agreement (the “First Star Amendment”) with Gerber that amended the Star Loan Agreement in order to (i) temporarily advance $0.3 million to EBGL, which amount was, prior to the Second Star Amended described below, to be repaid to Gerber on or before April 30, 2020; (ii) clarify that Gerber can make multiple advances under the Star Loan Agreement, and (iii) to correct the maturity date of the Star Term Loan. On April 30, 2020, the Star Borrowers entered into a Second Amendment to Loan and Security Agreement (the “Second Star Amendment”) with Gerber that amended the Star Loan Agreement in order to change terms of repayment for the advance of $0.3 million to EBGL provided for under the First Star Amendment. Under the terms of the Second Star Amendment, the advance of $0.3 million to EBGL is to be repaid in three (3) consecutive equal monthly installments on the thirtieth (30th) day in each calendar month, commencing May 30, 2020, and in a final installment on or before July 31, 2020. As of September 30, 2020, EBGL repaid $0.3 million to Gerber and approximately $1.9 million was outstanding under the Star Loan Agreement.
On January 31, 2020, EdgeBuilder and Glenbrook (the “EBGL Borrowers”), each a Construction Subsidiary, and the Company, Star, 947 Waterford, 300 Park, 56 Mechanic, ATRM, and KBS (collectively, the “EBGL Credit Parties”), entered into a Loan and Security Agreement (the “EBGL Loan Agreement”) with Gerber providing the EBGL Borrowers with a credit facility with borrowing availability of up to $3.0 million (the “EBGL Loan”). On March 5, 2020, the EBGL Borrowers entered into a First Amendment to Loan and Security Agreement (the “First EBGL Amendment”) with Gerber that amended the EBGL Loan Agreement and the KBS Loan Agreement in order to, among other things, include a pledge $0.3 million of cash collateral by LSVI under the EBGL Loan Agreement which, prior to the First EBGL Amendment, was pledged by LSVI in connection with the KBS Loan Agreement. On July 1, 2020, the EBGL Borrowers entered into a Second Amendment to Loan and Security Agreement that amended the EBGL Loan Agreement in order to, among other things, terminate the pledge of $0.3 million in cash collateral. As of September 30, 2020, approximately $1.3 million was outstanding under the EBGL Loan Agreement.
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
The Company is continuing to evaluate the criteria and new guidance put out by the SBA regarding loan forgiveness criteria and procedures to seek loan forgiveness. The Company has sought full loan forgiveness from the SBA for the DMS Health Note and DMS Imaging Note, and expects to seek full loan forgiveness for the DIS Note, Company Note, and Construction Notes based on the satisfaction of applicable criteria and guidelines. PPP Loan forgiveness is sought under the belief all entities requesting loan forgiveness have met the stated criteria and guidelines provided by the SBA and terms of the CARES Act; however, no assurance can be provided that forgiveness for any portion of the PPP Loans will be obtained.
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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.
The Company closed the acquisition of ATRM on September 10, 2019, and ATRM’s total assets and revenues constitute 40.0% and 23.4%, respectively, of the Company’s consolidated total assets and revenues as shown on our unaudited consolidated financial statements as of and for the nine months ended September 30, 2020. As the ATRM Acquisition occurred in the third quarter of fiscal 2019, we excluded the internal control over financial reporting of ATRM from the scope of our assessment of the effectiveness of the Company’s disclosure controls and procedures. For the period ended September 30, 2020, Management is continuing to refine and assess the internal controls related to the Building and Construction and Real Estate and Investment businesses acquired as part of the ATRM Acquisition.
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

ITEM 1A.RISK FACTORS
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which we filed with the SEC on March 9, 2020, as amended on April 17, 2020, and in the April Registration Statement relating to the Offering. Except as noted below, the risks and uncertainties described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.
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
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At September 30, 2020, goodwill and net intangible assets represented $30.5 million, or 35.4% of our total assets. In addition, net property, plant and equipment assets totaled $18.1 million, or 21.1% of our total assets. If actual results differ from the assumptions and estimates used in our goodwill and long-lived asset valuation calculations, we could incur impairment charges, which could negatively impact our earnings.
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

On September 10, 2019, Digirad completed its acquisition of ATRM pursuant to the ATRM Merger Agreement. The $8.2 million goodwill recognized is attributable primarily to expected synergies and the assembled workforce of ATRM. As of December 31, 2019, as a result of the finalization of the purchase price allocation for the ATRM Merger, an adjustment of $3.0 thousand was made to the recognized amounts of goodwill resulting from the acquisition of ATRM. No other significant impairment losses on long-lived assets were recognized during the three months ended September 30, 2020 and 2019.

The pending sale of DMS Health is subject to closing conditions, the failure of any of which (including failure to obtain certain approvals), could result in our inability to consummate the transaction and, consequently, adversely affect our business, financial condition, results of operations or our stock price.
On October 30, 2020, Digirad entered into a Stock Purchase Agreement (the “DMS Purchase Agreement”) by and among Digirad, Project Rendezvous Acquisition Corporation, a wholly owned subsidiary of Digirad (“Seller”), DMS Health, a wholly owned subsidiary of Seller, and Knob Creek Acquisition Corp. (“Buyer”) pursuant to which, subject to the satisfaction or waiver of certain conditions, Buyer will purchase all of the issued and outstanding common stock of DMS Health from Seller (the “DMS Sale Transaction”). The purchase price for the Transaction is $18.75 million in cash, subject to certain adjustments, including a working capital adjustment. The completion of the DMS Sale Transaction is subject to receipt of certain consents and closing conditions.
We have spent time and money on the pending sale of DMS Health but we may not be able to consummate the transaction because of a failure to obtain the necessary consents and approvals or to satisfy other conditions to closing. In addition, we expect to incur transaction costs in connection with the pending sale of DMS Health, whether or not the transaction is completed.
Under the terms of the DMS Purchase Agreement, we are subject to certain restrictions on the conduct of DMS Health's business prior to the completion of the pending sale, which restrictions could adversely affect our ability to realize certain business strategies or take advantage of certain business opportunities. In addition, the current trading price of our common stock and the Company Preferred Stock may reflect a market assumption that the sale of DMS Health will be completed. If we are unable to consummate the sale of DMS Health, we may be unable to find another party willing to purchase DMS Health on equally favorable terms or at all. The failure to complete the sale of DMS Health may adversely affect our business, financial condition, results of operations or our stock price.
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
During April and May, we received proceeds of $6.7 million from various loans under the PPP of the CARES Act. The PPP Loans mature in April and May, 2022 and bear annual interest at a rate of 1.0%.
Commencing November and December 2020, we are required to pay the lenders equal monthly payments of principal and interest as required to fully amortize by April and May, 2022 any principal amount outstanding on the PPP Loans as of October, 2020. Under the CARES Act, loan forgiveness is generally available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the twenty-four week period beginning on the date the lender makes the first disbursement of the PPP Loan. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness equally among all business entities, or that any amount of the PPP Loans will ultimately be forgiven by the SBA.
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

The Company is continuing to evaluate the criteria and new guidance put out by the SBA regarding loan forgiveness criteria and procedures to seek loan forgiveness. The Company has sought full loan forgiveness from the SBA for the DMS Health Note and DMS Imaging Note, and expects to seek full loan forgiveness for the DIS Note, Company Note, and Construction Notes based on the satisfaction of applicable criteria and guidelines. PPP Loan forgiveness is sought under the belief all entities requesting loan forgiveness have met the stated criteria and guidelines provided by the SBA and terms of the CARES Act; however, no assurance can be provided that forgiveness for any portion of the PPP Loans will be obtained.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
Holders of shares of the Company Preferred Stock are entitled to receive, when, as and if authorized by the Company’s board of directors (or a duly authorized committee of Digirad board of directors) and declared by the Company out of funds legally available for the payment of dividends, preferential cumulative cash dividends at the rate of 10.0% per annum of the liquidation preference of $10.00 per share. Dividends are payable quarterly, in arrears, on the last calendar day of March, June, September and December to holders of record at the close of business on the first day of each payment month. As of the date of this Quarterly Report on Form 10-Q, the Company’s board of directors has not declared a dividend on the Company Preferred Stock and the total arrearage of cash dividends due on the Company Preferred Stock is $2.0 million.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

Exhibit Number	Description

4.1	Description of Registrant's Securities (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2020).

10.1
Second Amendment to Loan and Security Agreement, dated July 1, 2020, by and among Gerber Finance Inc., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2020).

10.2	Digirad 2018 Incentive Plan, as amended July 31, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2020).

31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
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

DIGIRAD CORPORATION

Date:	November 13, 2020	By:	/s/ MATTHEW G. MOLCHAN
Matthew G. Molchan President and Chief Executive Officer (Principal Executive Officer, Duly Authorized Officer)