Form 10-K
period 2020-12-31
STAR EQUITY HOLDINGS, INC.
filed 2021-03-29
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-35947

Star Equity Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware			33-0145723
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

53 Forest Ave. Suite 101,	Old Greenwich	CT	06870
(Address of Principal Executive Offices)			(Zip Code)

(203) 489-9500
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	STRR	NASDAQ Global Market
Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share	STRRP	NASDAQ Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates based on the closing stock price on June 30, 2020, was $12.3 million. For purposes of this computation only, all executive officers and directors have been deemed affiliates.
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 22, 2021 was 4,922,027.

DOCUMENTS INCORPORATED BY REFERENCE
None.

STAR EQUITY HOLDINGS, INC.
FORM 10-K—ANNUAL REPORT
For the Fiscal Year Ended December 31, 2020

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
Corporate Information
Star Equity Holdings, Inc. (“Star Equity” or the “Company”) is a diversified holding company with three divisions: Digirad Health, Star Building & Construction, and Star Real Estate & Investments. Star Equity, which was incorporated in Delaware in 1997, was formerly known as Digirad Corporation until it changed its name to Star Equity Holdings, Inc. effective January 1, 2021. For additional details related to the Company’s reportable segments, see Item I. Business – Business Segments and Note 17. Segments within the notes to our accompanying consolidated financial statements. Unless the context requires otherwise, in this report the terms “we,” “us,” and, “our” refer to Star Equity and our wholly owned subsidiaries.
ITEM 1.     BUSINESS
Overview
Star Equity, formerly Digirad Corporation, is a diversified, multi-industry holding company which currently operates in two important sectors of the U.S. economy, healthcare, and building & construction. Businesses within these divisions have their own experienced management teams, but are 100% controlled by us through wholly-owned subsidiaries, Digirad Health, Inc. and ATRM Holdings, Inc. Over time, we will consider investing in additional operating businesses and potentially entering additional industry sectors. We also maintain a third division, an internally-focused entity, which holds our corporate real estate and investments and is directly managed at the holding company level.
As of December 31, 2020, we operate the Company in four reportable segments in continuing operations: Diagnostic Services, Diagnostic Imaging, Building and Construction, and Real Estate and Investments.
•Digirad Health: provides medical imaging services and also designs, manufactures, services, and distributes diagnostic medical imaging equipment. Star Equity’s direct and indirect subsidiaries included in this division (including Digirad Health, Inc.) are referred to collectively herein as the “Healthcare Subsidiaries.”
•The Diagnostic Services business segment offers imaging services to healthcare providers, primarily cardiology practices, as an alternative to purchasing the equipment or outsourcing the procedure.
•The Diagnostic Imaging business segment develops, sells, and services solid-state mobile gamma imaging cameras to hospitals and physicians.
•Star Building & Construction segment: designs, manufactures, and distributes wood-based products used in residential and commercial construction projects. KBS Builders, Inc. (“KBS”), EdgeBuilder, Inc. (“EdgeBuilder”), and Glenbrook Building Supply, Inc. (“Glenbrook”) are wholly owned subsidiaries of Star Equity and are referred to collectively herein, and together with ATRM Holdings, Inc. (“ATRM”), as the “Construction Subsidiaries” and the “Building & Construction businesses.”
•Our KBS business primarily manufactures modular housing units, mainly for the New England market, at our production facility in South Paris, ME. In 2020, we entered the structural wall panel business at a second modular production facility in Oxford, ME. We are continually evaluating the possibility of opening a second modular line at the Oxford, ME facility as demand for our product increases. Opening and operating a second modular manufacturing facility should become necessary as we continue pursuing larger commercial-scale multi-family projects, in addition to producing single-family homes.
•Our EdgeBuilder and Glenbrook businesses in the Minneapolis-Saint Paul metropolitan area (referred to collectively herein as “EBGL”) together manufacture structural wall panels, permanent wood foundation systems, and other engineered wood products, and supply general contractors with building materials.

•Star Real Estate & Investments segment: manages and finances our more significant corporate real estate assets and would hold any potential minority investment positions we might make in the future. Currently, our only revenue-generating activity in this segment is the intercompany monthly rent eliminated during consolidation received from our affiliate, KBS, which leases 3 modular factories from Star Real Estate Holdings USA, Inc. (“SRE”). Star Equity’s direct and indirect subsidiaries included in this division are SRE, 947 Waterford Road, LLC (“947 Waterford”), 300 Park Street, LLC (“300 Park”), 56 Mechanic Falls Road, LLC (“56 Mechanic”) and Loan Star Value Management, LLC (“LSVM”). Star Real Estate & Investments are referred to collectively herein “Real Estate and Investments”.
Strategy
Star Equity
We believe our diversified, multi-industry holding company structure will allow Star Equity management to focus on capital allocation, strategic leadership, merger and acquisition, capital markets transactions, investor relations, management of our real estate & investments, and other public company activities. Our structural plan will free up our operating Chief Executive Officers to manage their respective businesses, look for organic and bolt-on growth opportunities and improve operations with less distraction and administrative burden.
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
Operating Businesses
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
•Introduction of new services. In the Digirad Health division we plan to continue to focus on healthcare solutions related businesses that deliver necessary assets, services and logistics directly to the customer site. We believe that over time we can either purchase or develop new and complementary businesses and take advantage of our customer loyalty and distribution channels. In the Star Building & Construction division, we will consider opportunities to augment our service offering to better serve our customer base. We have done this in the New England market by adding a structural wall panel line. Other areas might include logistics, installation on site, and manufacturing of sub-components or enhancements that create even more complete modules, such as full HVAC installation.
•Acquisition of complementary businesses. We plan to continue to look at complementary businesses that meet our internally developed financially disciplined approach for acquisitions to grow our company. We believe there are many potential small targets that can be acquired over time and integrated into our platform. We will also look at larger, more transformational acquisitions (public or private) if we believe the appropriate mix of value, risk and return is present for our shareholders. The timing of these potential acquisitions will always depend on market conditions, available capital, and the value for each transaction. In general, we want to be “value” buyers, and will not pursue any transaction unless we believe the post-transaction potential value is high for shareholders.
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
Star Real Estate & Investments
The Star Real Estate & Investments business is currently an internally-focused division, also referred to internally as SRE, that is directly managed by Star Equity management. SRE directly owns our three manufacturing facilities in Maine, which are leased to KBS. We have financed these facilities in order to generate proceeds to be used for working capital purposes at our Construction Subsidiaries.

Business Segments
As of December 31, 2020, our three divisions are organized into four reportable segments as it relates to continuing operations. These include: Diagnostic Services and Diagnostic Imaging, which together constitute our health care business, known as Digirad Health, and our two newer segments, Building & Construction, and Real Estate & Investments. See Note 17. Segments, within the notes to our accompanying consolidated financial statements for financial data relating to our segments.
For discussion purposes, we categorized our Diagnostic Imaging, and Diagnostic Services reportable segments as “Healthcare”. For the last two fiscal years, Healthcare had the following relative contribution to consolidated revenues:

	Year ended December 31,
	2020	2019
Healthcare Revenues:
Diagnostic Services	50.3%	65.5%
Diagnostic Imaging	12.7%	19.0%
Total Healthcare revenues	63.0%	84.5%

Building and construction revenue is summarized as follows:

	Year ended December 31,
	2020	2019
Building & Construction	36.9%	15.4%
Total Building & Construction Revenue	36.9%	15.4%
Real estate and investments revenue is summarized as follows:

	Year ended December 31,
	2020	2019
Real Estate and Investments	0.1%	0.1%
Total Real Estate and Investments	0.1%	0.1%

Detailed Description of Our Operating Segments
Digirad Health
Diagnostic imaging depictions of the internal anatomy or physiology are generated primarily through non-invasive means. Diagnostic imaging facilitates the early diagnosis of diseases and disorders, often minimizing the scope, cost, and amount of care required and reducing the need for more invasive procedures. Currently, the major types of non-invasive diagnostic imaging technologies available are: x-ray, MRI, CT, ultrasound, PET, and nuclear imaging. The most widely used imaging acquisition technology utilizing gamma cameras is single photon emission computed tomography, or SPECT. Our current internally-developed cardiac gamma cameras employ SPECT technology. Digirad Health is comprised of two segments that specialize in delivering SPECT in a unique and effective manner in order to deliver convenient healthcare solutions on an AS needed, WHEN needed and WHERE needed basis.

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
For our nuclear imaging services, we have obtained Radsite Intersocietal Accreditation Commission (“IAC”) and Intersocietal Commission for Echocardiography Laboratories (“ICAEL”) accreditation for our services. Our licensing infrastructure provides radioactive materials licensing, radiation safety officer services, radiation safety training, monitoring and compliance policies and procedures, and quality assurance functions, to ensure adherence to applicable state and federal nuclear regulations.
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
We believe our current imaging systems, with their state-of-the-art technology and robust underlying patents, will continue to be relevant for the foreseeable future. We will continue to enhance and adjust our existing systems for the changing nuclear imaging market, including software upgrades and smaller enhancements. However, to accomplish any significant changes and enhancements, we will utilize what we believe is a deep available pool of contract engineers on a flexible, as needed basis and do not maintain a fully staffed research and development department.
Star Building & Construction
The building and construction industries lag behind many other manufacturing industry sectors with respect to offsite production. Both modular and prefabricated structural wall panels, produced offsite, are gaining market share in a sector still dominated by more traditional onsite or “stick built” construction.

KBS has been in the modular business since 2001 and primarily services the New England market, including Cape Cod and the islands of Martha’s Vineyard and Nantucket, as it is typically not cost-effective to ship modules beyond 300 miles from where they are produced do to their size and weight. We see opportunity for single-family modular homes across our target geography. The opportunity in commercial-scale multi-family modular projects is focused in and around the Boston metropolitan area, although we believe there will be increasing interest in other secondary cities and more densely settled areas. The shortage of affordable housing is a nation-wide challenge and we believe modular construction methods offer a compelling option to help address upfront construction costs, ongoing domestic energy costs, and time-to-market concerns associated with solving this challenge.
EBGL benefits from the same macro drivers towards more factory-built construction. The target market for the structural wall panels it produces is the Minneapolis-Saint Paul area where the need for housing has been growing. EBGL’s panels are sold to builders constructing multi-story, multi-unit structures, including senior living facilities and apartment buildings. Our wood foundations are sold primarily to builders of single family home developments. On the building products distribution side, our showroom and lumber yard focuses on professional builder sales and also provides loose lumber and materials that are bundled with our structural wall panel contracts to streamline the procurement process for these commercial customers. We also supply windows, doors, roofing, decking, drywall, hardware, and other value added products.
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
Our Competitive Strengths
Healthcare Services and Products
Digirad Health delivers convenient, effective, and efficient healthcare solutions on an as needed, when needed, and where needed basis through our mobile products and services. Digirad Health’s diverse portfolio of mobile healthcare solutions and diagnostic imaging equipment and services provides hospitals, physician practices, and imaging centers throughout the United States access to technology and services necessary to provide patient care in the rapidly changing healthcare environment.
We believe that our competitive strengths are our streamlined and cost-efficient approach to providing healthcare solutions to our customers at the point of need, while providing an array of industry-leading, technologically-relevant healthcare imaging and monitoring services:
•Broad Portfolio of Imaging Services. Approximately 50.2% of our revenues are derived from diagnostic imaging services to our customers. We have developed and continue to refine an industry-leading, customer-service focused approach to our customers. We have found our focus in this area is a key factor in acquiring and retaining our service-based customers.
•Unique Dual Sales and Service Offering. For the majority of our businesses, we offer a service-based model to our customers, allowing them to avoid making costly capital and logistical investments required to offer these services internally. Further, for a portion of our business, we have the ability to sell the underlying capital equipment directly to our customers should their needs change and they desire to provide services on their own with the underlying capital equipment. This ability to serve our customers in a variety of capacities from selling equipment directly, or providing more flexibility through a service-based model, allows us to serve our customers according to their exact needs, as well as the ability to capture both ends of the revenue spectrum.
•Utilization of Highly Trained Staff. We recruit and maintain highly trained staff for our clinical and repair services, which in turn allows us to provide superior and more efficient services.
•Leading Solid-State Technology. Our solid-state gamma cameras utilize proprietary photo detector modules that enable us to build smaller and lighter cameras that are portable with a degree of ruggedness that can withstand the vibration associated with transportation. Our dedicated cardiac imagers require a floor space as little as seven feet by eight feet, can generally be installed without facility renovations, and use standard power. Our portable cameras are ideal for mobile operators or practices desiring to service multiple office locations or imaging facilities.

Construction Services and Products
Our competitive strengths at KBS include our strategic location with respect to the Greater Boston and broader New England market, the largest manufacturing capacity in the New England region, and an ability to provide high quality wood-based volumetric modules for both single and commercial scale multi-family residential buildings. We also provide significant value through our longstanding engineering and design expertise, with a focus on customization to suit the specific project requirements. We continue to develop our expertise and specialized knowledge in the area of high energy efficient passive homes which includes the delivery of our first zero energy modular (“ZEM”) homes to address the need for affordable housing during 2020. We also added structural wall panels to our product offering in 2020, allowing us to provide an alternative product when modular units are not the right solution. We believe structural wall panels may help facilitate the adoption of offsite construction solutions for some traditional builders who have historically focused on onsite “stick-built” construction.
At EBGL, we also have the ability to offer a superior product for commercial scale multi-family projects. Our engineering and design capabilities allow us to create a product that is unique to the specific project’s requirements. We also provide value with our vertically integrated in-house delivery capability, helping us to be cost-competitive. Our production strategy is to utilize automation and the most efficient methods of manufacturing and high-quality materials in all EBGL projects. Through our building products distribution business we operate a professional lumber yard and showroom and deliver highly personalized service, knowledgeable salespeople, and attention to detail that the larger, big-box chain home stores do not provide.
Sales
Healthcare
We maintain separate sales organizations that are aligned with each of our business units, which operate independently but in cooperation with each other. Diagnostic Services concentrates its efforts on twelve regional areas where the majority of our business is concentrated based on concentrations of people and cardiac disease. Diagnostic Imaging sales efforts are conducted throughout the United States and certain foreign countries, and are not concentrated to any particular region or area within the United States as the customer profile for this business can be at any hospital or physician practice. Diagnostic Services and Diagnostic Imaging, though separate sales teams, work collaboratively to help fulfill customer needs through either small practice mobile nuclear cardiac imaging services, or to provide capital equipment sales should the customer decide to own the equipment in house.
Building & Construction
KBS markets its modular homes products through both outside and inside salespeople. Our inside sales team works primarily with our network of independent dealers who source end customers for single family homes largely in Northern New England. Our outside sales team prospects for single-family residential and commercial multi-unit projects through new and established relationships with architects, designers, developers, owners builders, general contractors, consultants, and construction managers throughout New England. Their work involves developing and negotiating the full scope of work for KBS, terms of payment, and general requirements for each project.
EBGL markets its engineered structural wall panels and permanent wood foundation systems through direct sales people and a network of builders, contractors and developers in the Minneapolis-Saint Paul area and the Upper Midwest states. EBGL’s direct sales organization is responsible for both residential and commercial projects. Our marketing efforts include participation in industry trade shows, production of product literature, and sales support tools. Our showroom and lumber yard services walk-in traffic, mainly professional builders but also homeowner’s, through in house sales clerks.
Competition
Healthcare
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

Diagnostic Services. In providing diagnostic imaging services, we compete against many smaller local and regional nuclear and ultrasound providers that may have lower operating costs. The fixed-installation operators often utilize older, used equipment, and the mobile operators may use older Digirad single-head cameras or newer dual-head cameras. We are the only mobile provider with our own exclusive source of triple-head mobile systems. Some competing operators place new or used cameras into physician offices and then provide the staffing, supplies, and other support as an alternative to a Diagnostic Services service contract. In addition, we compete against imaging centers that install fixed nuclear gamma cameras and make them available to referring physicians in their geographic vicinity. In these cases, the physician sends their patients to the imaging center.
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
Building & Construction
The market for building and construction is highly competitive.
KBS is a regional manufacturer of modular housing units with its primary market in the New England states. Several modular manufacturers are located in these New England states and in nearby Pennsylvania. Some competitors have manufacturing locations in Canada and ship their products to the United States. KBS’s competitors include Apex Homes, Commodore Corporation, Skyline Champion Homes, Custom Building Systems, Durabuilt, Excel Homes, Huntington Homes, Icon Legacy Homes, Kent Homes (Canada), Maple Leaf Homes (Canada), Muncy Homes, New Era, Pennwest, Premier Builders (PA), Professional Builders Systems, Preferred Building Systems / New England Homes, RCM (Canada), Redmond Homes, Ritz-Craft, Simplex Homes, and Westchester Modular.
EBGL is a regional manufacturer of engineered structural wall panels and permanent wood foundation systems, and also has a local retail business. EBGL’s market is primarily the Upper Midwest states (Iowa, Minnesota, Missouri, North Dakota, South Dakota, and Wisconsin). EBGL’s competitors include Precision Wall Systems, Component Manufacturing Company, JL Schwieters Construction, Arrow Building Center, and Marshall Truss Systems Incorporated. EBGL’s professional building supply business competes on a local level against both small, local lumber yards, regional building supply companies, and to a certain degree, the “big box” stores such as Home Depot, Lowe’s, and Menard’s.
Intellectual Property
We rely on a combination of patent, trademark, copyright, trade secret, and other intellectual property laws, nondisclosure agreements, and other measures to protect our intellectual property. We require our employees, consultants, and advisors to execute confidentiality agreements and to agree to disclose and assign to us all inventions conceived during the workday, using our property, or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. As discussed herein, Digirad Health intellectual property is currently subject to a security interest under the credit facility with Sterling.
ATRM’s intellectual property is currently subject to a security interest under the credit facility with Gerber Finance Inc. (“Gerber”).
Patents
We have developed a patent portfolio that covers our products, components, and processes. We have 14 non-expired U.S. patents. The patents cover, among other things, aspects of solid-state radiation detectors that make it possible for the Company to provide mobile imaging services, and our scan technology that provides for lower patient doses and more specific cardiac images. Our patents expire between 2021 (U.S. Patent 6,670,258) and 2030 (U.S. Patent 8,362,438). While each of our patents applies to nuclear medicine, many also apply to the construction of area detectors for other types of medical and non-medical imagers and imaging methods.

We do not hold any patents within our Building & Construction business.

Trademarks and Copyrights
Our registered trademark portfolio consists of registrations in the United States for Digirad® and CARDIUS®. The Company has produced proprietary software for Digirad Imaging systems including: nSPEED™ 3D-OSEM Reconstruction, SEEQUANTA™ acquisition, and STASYS™ motion correction software. We also license certain software products, and their related copyrights, on a nonexclusive basis from Cedars-Sinai Health System. The license includes updates to the software. The license may be terminated at any time by either party upon notice if the other party materially breaches the agreement. Non-payment to licensor is considered a material breach. The license may also be automatically terminated by licensor if (i) an “event of default” occurs under indebtedness for borrowed money of licensee; (ii) licensee ceases business operations; (iii) licensee dissolves or (iv) licensee commences bankruptcy proceedings. On May 23, 2018, the parties entered into an amendment to the license agreement to, among other things, extend the term of license through July 1, 2023.
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
Diagnostic Services. Our Diagnostic Services operations utilize radiopharmaceuticals for our nuclear services. The underlying raw material for creation of the array of doses utilized in nuclear medicine is produced from a total of five main production facilities throughout the world, typically from highly enriched uranium resources. These resources have been and are expected to continue to produce enough raw materials to address the global market, but there continues to be pressure to utilize low or non-enriched uranium resources to produce the underlying nuclear doses.
Building and Construction. Both KBS and EBGL operate in the wood-based building and construction market. The primary raw materials used in their production processes include dimensional lumber, mainly spruce-pine-fir (SPF), and sheathing/sheet goods (OSB and plywood). The majority of underlying raw material for both KBS and EBGL are sourced by wholesalers and mills locally, but we also from time to time source nationally and from Canada. Both businesses depend on the reliability of the lumber supply chain and are sensitive to varying degrees around wood-based commodity price fluctuations.
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

Building and Construction. KBS began manufacturing single family homes in 2001 and commercial modular multi-family housing units in 2008. In subsequent years, KBS expanded its product offerings to include a variety of commercial buildings including apartments, condominiums, townhouses, dormitories, hospitals, office buildings, and other structures. The structures are built inside our climate-controlled factories and are then transported to the site where they are set, assembled and secured on the foundation. Electrical, plumbing, and HVAC systems are inspected and tested in the factory, prior to transportation to the site, to ensure the modules meet all local building codes and quality requirements. Modular construction has gained increased acceptance and is a preferred method of building by many architects and general contractors. The advantages of modular construction include: modules are constructed in a climate-controlled environment; weather conditions usually do not interrupt or delay construction; the building is protected from weather, reducing the risk of mold due to materials absorbing moisture from rain or snow; reduced site work; improved safety and security; reduced vandalism and attrition, as the building is immediately secured; and a significant reduction in overall project time.
EBGL consists of two separate companies (EdgeBuilder (“EB”) and Glenbrook (“GL”)) operating in tandem with a common management team. EdgeBuilder manufactures wall panels and permanent wood foundations (PWF) in a climate-controlled factory, then transports the panels to the construction site via flat-bed trucks. The panels are typically unloaded by crane and erected or assembled, on site, by professional framing contractors. Panelized construction, especially in large-scale, multi-unit projects, is becoming increasingly popular due to the heightened demand on construction labor. Additionally, because the wall panels are constructed in a controlled indoor environment, waste, weather related delays, and mistakes are minimized. This shaves weeks off large, multi-unit construction schedules, leaving room for more annual builds. Glenbrook fills in all the areas where EdgeBuilder leaves off, with Glenbrook’s vast offerings of professional building products. As International Building Code® continues to evolve, KBS and EBGL, along with our professional partners in the industry, meet code changes with innovative products and a dedicated staff for adherent builds.
Healthcare Reimbursement
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

Government Regulation
Healthcare
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
The following is a summary of some of the laws and regulations applicable to our business:
•Anti-Kickback Laws. The Medicare/Medicaid Patient Protection Act of 1987, as amended, which is commonly referred to as the Anti-Kickback Statute, prohibits us from knowingly and willingly offering, paying, soliciting, or receiving any form of remuneration in return for the referral of items or services, or to purchase, lease, order, or arrange for or recommend purchasing, leasing, or ordering any good, facility, service, or item, for which payment may be made under a federal healthcare program. Violation of the federal anti-kickback law is a felony, punishable by criminal fines and imprisonment, or both, and can result in civil penalties and exclusion from participation in healthcare programs such as Medicare and Medicaid. Many states have adopted similar statutes prohibiting payments intended to induce referrals of products or services paid by Medicaid or other nongovernmental third-party payors.
•Physician Self-Referral Laws. Federal regulations commonly referred to as the “Stark Law” prohibit physician referrals of Medicare or Medicaid patients to an entity for certain designated health services if the physician or an immediate family member has an indirect or direct financial relationship with the entity, unless a statutory exception applies. We believe that referrals made by our physician customers are eligible to qualify for the “in-office ancillary services” exception to the Stark Law, provided that the services are provided or supervised by the physician or a member of his or her “Group Practice,” as that term is defined under the law, the services are performed in the same building in which the physician regularly practices medicine, and the services are billed by or for the supervising physician or Group Practice. Violations of the Stark Law may lead to the imposition of penalties and fines, the exclusion from participation in federal healthcare programs, and liability under the federal False Claims Act and its whistleblower provisions. Many states have adopted similar statutes prohibiting self-referral arrangements that cover all patients and not just Medicare and Medicaid patients.
•HIPAA. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits schemes to defraud healthcare benefit programs and fraudulent conduct in connection with the delivery of, or payment for, healthcare benefits, items, or services. HIPAA also establishes standards governing electronic healthcare transactions and protecting the security and privacy of individually identifiable health information. Some states have also enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA.
The American Recovery and Reinvestment Act of 2009, enacted February 17, 2009, made significant changes to HIPAA privacy and security regulations. Effective February 17, 2010, we are regulated directly under all of the HIPAA rules protecting the security of electronic individually identifiable health information and many of the rules governing the privacy of such information.
•Medical Device Regulation. The FDA classifies medical devices, such as our cameras, into one of three classes, depending on the degree of risk associated with the device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risk are placed in either class I or II, which generally requires the manufacturer to submit to the FDA a pre-market notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, are placed in Class III, requiring an approved Premarket Approval Application (“PMA”). Our cameras are Class II medical devices that have been cleared for marketing by the FDA. We are also subject to post-market regulatory requirements relating to our manufacturing process, marketing and sales activities, product performance, and medical device reports should there be deaths and serious injuries associated with our products.
•Pharmaceutical Regulation. Federal and state agencies, including the FDA and state pharmacy boards, regulate the radiopharmaceuticals used in our Diagnostic Services business.
•Radioactive Materials Laws. We must maintain licensure under, and comply with, federal and state radioactive materials laws, or RAM laws. RAM laws require, among other things, that radioactive materials are used by, or that their use be supervised by, individuals with specified training, expertise, and credentials and include specific provisions applicable to the medical use of radioactive materials.

•Environmental Matters. The facilities we operate or manage generate hazardous and medical waste subject to federal and state requirements regarding handling and disposal. We believe that the facilities that we operate and manage are currently in compliance in all material respects with applicable federal, state and local statutes and ordinances regulating the handling and disposal of such materials. We do not believe that we will be required to expend any material additional amounts in order to remain in compliance with these laws and regulations or that compliance will materially affect our capital expenditures, earnings or competitive position.
Employees
As of December 31, 2020, we had a total of 636 full time employees in all our divisions, of which 335 were employed in clinical health-related positions, 127 in manufacturing, 82 in operational roles, 66 in general and administrative functions, and 26 in marketing and sales. All positions are in the United States. We also utilize varying amounts of temporary workers as necessary to fulfill customer requirements. We have not experienced any work stoppages and consider our employee relations to be good.
Recent History of our Business Transformation
On September 10, 2018 we announced that our Board had approved the conversion of the Company into a diversified holding company. We also announced simultaneously that our intent was to make ATRM Holdings, Inc., a building & construction business, our initial “kick-off” transaction.
On December 14, 2018, the Company and ATRM entered into a joint venture and formed Star Procurement, LLC (“Star Procurement”), with the Company and ATRM each holding a 50% interest in Star Procurement. The purpose of the joint venture is to provide the service of purchasing and selling building materials and related goods to KBS with which Star Procurement entered into a Services Agreement on January 2, 2019. In accordance with the terms of the Star Procurement Limited Liability Company Agreement, the Company made a $1.0 million capital contribution to the joint venture in January 2019. This entity was subsequently consolidated within the consolidated financial statements upon completion of the ATRM Merger.
In April 2019, as an initial transaction to create the Company’s real estate division under SRE, the Company funded the initial purchase of three modular building manufacturing facilities in Maine and then leased those three properties to KBS. The initial funding of the acquisition of these assets was primarily through the use of excess borrowing capacity on the credit facility with Sterling National Bank (“Sterling” or “SNB”), a national banking association.
On September 10, 2019 (the “ATRM Acquisition Date”), Star Equity completed its acquisition of ATRM pursuant to an Agreement and Plan of Merger, dated as of July 3, 2019 (the “ATRM Merger Agreement”), among Star Equity, Digirad Acquisition Corporation, a Minnesota corporation and wholly owned subsidiary of Star Equity (“Merger Sub”), and ATRM. Under the terms of the ATRM Merger Agreement, Merger Sub merged with and into ATRM, with ATRM surviving as a wholly owned subsidiary of Star Equity (the “ATRM Merger” or “ATRM Acquisition”). ATRM is now doing business as Star Building & Construction. This “kick-off” transaction marked the official launch of Digirad Corporation, now Star Equity Holdings, Inc., as a diversified, multi-industry holding company.
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

On October 30, 2020, Star Equity entered into a Stock Purchase Agreement (the “DMS Purchase Agreement”) by and among Star Equity, Project Rendezvous Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Star Equity (“Seller”), DMS Health Technologies, Inc., a North Dakota corporation and wholly owned subsidiary of Seller (“DMS Health”), and Knob Creek Acquisition Corp., a Tennessee corporation (“Buyer”) pursuant to which, subject to the satisfaction or waiver of certain conditions, Buyer will purchase all of the issued and outstanding common stock of DMS Health, which operates the Mobile Healthcare business, from Seller (the “DMS Sale Transaction”). As a result of the entry into the DMS Purchase Agreement, as of December 31, 2020, the Mobile Healthcare business met the criteria to be classified as held for sale and is reported on the Consolidated Statement of Operations as discontinued operations and on the Consolidated Balance Sheet as Assets and Liabilities held for sale. The purchase price for the DMS Sale Transaction is $18.75 million in cash, subject to certain adjustments, including a working capital adjustment.
On February 1, 2021, the Company completed the sale of its MD Office Solutions subsidiary to M.D.O.S.C.A Inc., a California based holding company (“MDOSCA”), in exchange for a secured promissory note in the original principal amount of $1.4 million and entry into multi-year service and support agreements between MDOSCA and Digirad Health, Inc., a wholly owned subsidiary of the Company.
Restatement of Previously Issued Consolidated Financial Statements
On March 25, 2021, the Board of Directors (the “Board”) of the Company, upon the recommendation of the Audit Committee of the Board and after considering the recommendations of management, and discussing such recommendations with BDO USA, LLP, the Company's independent registered public accounting firm, concluded that our previously released financial statements for quarterly and annual periods after and including March 31, 2019 and any earnings releases or other communications relating to these periods should no longer be relied upon due to misstatements that are described in greater detail in Notes 2 of the Notes to the Consolidated Financial Statements included within this Annual Report on Form 10-K.
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
The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website (www.starequity.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Such reports will remain available on our website for at least 12 months and are also available free of charge by written request or by contacting the Investor Relations Department at (203) 489-9500.
The contents of our website or any other website are not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A.RISK FACTORS
Summary of Risk Factors
The summary below provides a non-exhaustive overview of the risks that if realized could materially harm our business, prospects, operating results and financial condition. This summary is qualified by reference to the full set of risk factors set forth in this Item.

•Our HoldCo Conversion and related acquisitions or investments could involve unknown risks that could harm our business and adversely affect our financial condition.
•We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could materially harm our business.
•We may not be able to achieve the anticipated synergies and benefits from business acquisitions.
•We are subject to particular risks associated with real estate ownership, which could result in unanticipated losses or expenses.
•Our revenues may decline due to reductions in Medicare and Medicaid reimbursement rates, changes in healthcare policies, changes in diagnostic imaging regulations and the use of third party benefit managers by states and private payors.
•Our Diagnostic Services are highly dependent upon the availability of certain radiopharmaceuticals.
•Operating results may be adversely affected by changes in the costs and availability of supplies and materials.
•Our quarterly and annual financial results are difficult to predict and are likely to fluctuate.
•We spend considerable time and money complying with federal and state laws, regulations, and other rules, and if we are unable to fully comply with such laws, regulations, and other rules, we could face substantial penalties.
•We are subject to risks associated with self-insurance related to health benefits.
•A portion of our operations are located in a facility that may be at risk from fire, earthquakes, or other disasters.
•The medical device industry is litigious, which could result in the diversion of our management’s time and efforts, and require us to incur expenses and pay damages that may not be covered by our insurance.
•If we cannot provide quality technical and applications support, we could lose customers and our business and prospects will suffer.
•Our long-term results depend upon our ability to improve existing products and services and introduce and market new products and services successfully.
•Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain.
•The measures that we use to protect the security of our intellectual property and other proprietary rights may not be adequate.
•If we are sued for infringing intellectual property rights of third parties, it would be costly and time consuming, and an unfavorable outcome in that litigation could have a material adverse effect on our business.
•Our issued patents could be found invalid or unenforceable if challenged in court, at the USPTO or other administrative agency, or in other lawsuits which could have a material adverse impact on our business.
•We may make financial investments in other businesses that may lose value.
•We face risks related to health pandemics and other widespread outbreaks of contagious disease, including the novel coronavirus, COVID-19, which could significantly disrupt our operations and impact our financial results.
•Our goodwill and other long-lived assets are subject to potential impairment that could negatively impact our earnings.
•The pending sale of DMS Health is subject to closing conditions, the failure of any of which (including failure to obtain certain approvals), could result in our inability to consummate the transaction and, consequently, adversely affect our business, financial condition, results of operations or our stock price.
•If KBS is unable to maintain or establish its relationships with independent dealers and contractors who sell its homes, KBS revenue could decline.
•The Company is dependent on its senior management team and other key employees.
•Our building and construction business could be adversely affected by changes in the cost and availability of raw materials and ability to maintain or establish relationships with independent dealers and contractors.
•Due to the nature of our business, many of our expenses are fixed costs and if there are decreases in demand for our products, it may adversely affect our operating results.
•Due to the nature of the work the Company and its subsidiaries perform, the Company may be subject to significant liability claims and disputes.
•Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.
•The loan agreements governing our indebtedness contain restrictive covenants that restrict our operating flexibility and require that we maintain specified financial ratios. If we cannot comply with these covenants, we may be in default under one or more of our loan agreements.

•We may not be entitled to forgiveness of our recently received PPP loans, and our application for the PPP loans could in the future be determined to have been impermissible.
•Substantially all of our assets (including the assets of our subsidiaries) have been pledged to lenders as security for our indebtedness under our loan agreements and our inability to comply with applicable financial covenants under the loan agreements could have a material adverse effect on our financial condition.
•The inability of the Company or any of the Company’s other subsidiaries to comply with applicable financial covenants under the Company Loan Agreements could have a material adverse effect on financial condition of the Company.
•If we are unable to generate or borrow sufficient cash to make payments on our indebtedness, our financial condition would be materially harmed, our business could fail, and stockholders may lose all of their investment.
•Increases in interest rates could adversely affect our results from operations and financial condition.
•If we fail to pay dividends on our preferred stock for six or more consecutive quarters, holders of our preferred stock will be entitled to elect two additional directors to our board of directors.
•The market price of our common stock may be volatile, and the value of your investment could decline significantly.
•Our common stock has a low trading volume and shares available under our equity compensation plans could affect the trading price of our common stock.
•Payment of dividends on our common stock is prohibited unless we have declared and paid (or set apart for payment) full accumulated dividends on our preferred stock, which also has a significant liquidation value.
•If Nasdaq delists our preferred stock from quotation on its exchange, investors’ ability to make transactions in the preferred stock could be limited.
•The market for our preferred stock may not provide investors with adequate liquidity.
•Our preferred stock will bear a risk in connection with redemption. We may not be able to redeem our preferred stock upon a change of control triggering event.
•As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.
•If we cannot continue to satisfy the Nasdaq Global Market continued listing standards and other Nasdaq rules, our common stock could be delisted, which would harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.
•If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, the price and trading volume of our securities could decline.
•If we become a personal holding company, our results could be negatively impacted.
•Holders of the Company Preferred Stock may be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend” income.
•A holder of Company Preferred Stock has extremely limited voting rights.
•Our preferred stock is not convertible into common stock, including in the event of a change of control of the Company, and investors will not realize a corresponding upside if the price of our common stock increases.
•Our cash available for dividends to holders of our preferred stock may not be sufficient to pay anticipated dividends, nor can we assure you of our ability to make dividends in the future, and we may need to borrow to make such dividends or may not be able to make such dividends at all.
•The protective amendment contained in our certificate of incorporation, which is intended to help preserve the value of certain income tax assets, primarily tax net operating loss carryforwards may have unintended negative effects.
•Anti-takeover provisions in our organizational documents and Delaware law may prevent or delay removal of current management or a change in control.
•Material weakness in our internal control over financial reporting could have a significant adverse effect on our business and the price of our common stock.

Risks Related to Our Business and Industry
Our HoldCo Conversion and related acquisitions or investments could involve unknown risks that could harm our business and adversely affect our financial condition and there can be no assurances that we will be successful as a diversified holding company.
We are a diversified holding company with interests in a variety of industries and market sectors. The real estate acquisitions that we have made under our SRE real estate division and the pending and future acquisitions that we consummate will involve unknown risks, some of which will be particular to the industry in which the acquisition target operates. Although we intend to conduct extensive business, financial, and legal due diligence in connection with the evaluation of all our acquisition and investment opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. We may be unable to adequately address the financial, legal, and operational risks raised by such acquisitions or investments. The realization of any unknown risks could adversely affect our financial condition and liquidity. In addition, our financial condition, results of operations and the ability to service our debt will be subject to the specific risks applicable to any company we acquire or in which we invest.
Part of our strategy as a diversified holding company is to grow through the acquisition of businesses that we believe will realize a material benefit from being part of a larger holding company structure, both financially and strategically. There can be no assurances that we will find suitable acquisition targets that will enable us to successfully realize our conversion into a diversified holding company, and even if such targets are identified, there can be no assurances that we can negotiate and complete such acquisitions on attractive terms. If we succeed in making suitable acquisitions, we may not be able to obtain the expected profitability or other benefits in the short or long term from such acquisitions.
We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could materially harm our business.
We rely on information technology and systems, including the Internet, commercially available software, and other applications, to process, transmit, store, and safeguard information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information and other valuable or confidential information. If we experience material failures, inadequacies, or interruptions or security failures of our information technology, we could incur material costs and losses. Further, third-party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to us or to our customers. We rely on commercially available systems, software, tools, and monitoring, as well as other applications and internal procedures and personnel, to provide security for processing, transmitting, storing, and safeguarding confidential information such as personally identifiable information related to our employees and others, information regarding financial accounts, and information regarding customers and vendors. We take various actions, and we incur significant costs, to maintain and protect the operation and security of our information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of information. Security breaches, computer viruses, attacks by hackers, online fraud schemes, and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets, or unauthorized disclosure of confidential information. For example, in April 2019, we became aware that we had been a victim of criminal fraud commonly referred to as “business email compromise fraud.” The incident involved the impersonation of an officer of the Company and improper access to his email, wherein the transfer by the Company of funds to a third-party account almost occurred.
The operation of our healthcare business includes use of complex information technology infrastructures, access to the information technology networks of our customers, as well as the collection of storing of patient information that is subject to HIPAA. In recent years, attacks on corporate information technology infrastructures have become more common and more sophisticated. Any successful attack on our network could severely impact our ability to conduct operations and could result in lost customers. Though we carry customary insurance for notification events in the event of a patient information breach under HIPAA, our coverage may not be sufficient to cover every situation, and any notification could severely impact our customer confidence and operations.
Despite any defensive measures we take to manage threats to our business, our risk and exposure to these matters remain heightened as new and sophisticated methods used by criminals including phishing, social engineering, or other illicit acts, may occur which we may be unable to anticipate or fail to adequately mitigate. Any failure to maintain the security, proper function and availability of our information technology and systems, or certain third-party vendors’ failure to similarly protect their information technology and systems that are relevant to our operations, or to safeguard our business processes, assets, and information could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts, and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect us.

We may not be able to achieve the anticipated synergies and benefits from business acquisitions.
Part of our business strategy is to acquire businesses that we believe can complement or expand our current business activities, both financially and strategically. On September 10, 2019, we acquired ATRM and its subsidiaries, including KBS, EdgeBuilder and Glenbrook with these synergistic benefits in mind. Acquisitions involve many complexities, including, but not limited to, risks associated with the acquired business’ past activities, loss of customers, regulatory changes that are not anticipated, difficulties in integrating personnel and human resource programs, integrating ERP systems and other infrastructures, general underperformance of the business under our control versus the prior owners, unanticipated expenses and liabilities, and the impact on its internal controls of compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002. As a result, the realization of anticipated synergies or benefits from acquisitions may be delayed or substantially reduced, and could potentially result in the impairment of our investment in these businesses.
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
•     the inability to purchase or sell our assets rapidly due to the illiquid nature of real estate and the real estate market;
•     leases which are not renewed or are renewed at lower rental amounts at expiration;
•     the default by a tenant or guarantor under any lease;
•costs relating to maintenance and repair of our facilities and the need to make expenditures due to changes in governmental regulations, such as the Americans with Disabilities Act or remediation of unknown environmental hazards; and
•     acts of God and act of terrorism affecting our properties.
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
Operating results may be adversely affected by changes in the costs and availability of supplies and materials.
Manufacturing and providing service for our nuclear imaging cameras is highly dependent upon the availability of certain suppliers; thereby making us vulnerable to supply problems and price fluctuations that could harm our business. Our manufacturing process within Diagnostic Imaging, and our warranty and post-warranty camera support business, rely on a limited number of third parties to supply certain key components and manufacture our products. Alternative sources of production and supply may not be readily available or may take several months to scale-up and develop effective production processes. If a disruption in the availability of parts or in the operations of our suppliers were to occur, our ability to have gamma cameras built as well as our ability to provide support could be materially adversely affected. In certain cases, we have developed backup plans and have alternative procedures should we experience a disruption. However, if these plans are unsuccessful or if we have a single source, delays in the production and support of our gamma cameras for an extended period of time could cause a loss of revenue and/or higher production and support costs, which could significantly harm our business and results of operations.
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

Our Building and Construction operating results could be adversely affected by changes in the cost and availability of raw materials. Prices and availability of raw materials used to manufacture its products can change significantly due to fluctuations in supply and demand. Additionally, availability of the raw materials used to manufacture its products may be limited at times resulting in higher prices and/or the need to find alternative suppliers. Both KBS’s and EBGL’s major material components are dimensional lumber and wood sheet products, which include plywood and oriented strand board. Lumber costs are subject to market fluctuations. Furthermore, the cost of raw materials may also be influenced by transportation costs. It is not certain that any price increases can be passed on to its customers without affecting demand or that limited availability of materials will not impact its production capabilities. The state of the financial and housing markets may also impact its suppliers and affect the availability or pricing of materials. ATRM’s inability to raise the price of its products in response to increases in prices of raw materials or to maintain a proper supply of raw materials could have an adverse effect on its revenue and earnings.
Our quarterly and annual financial results are difficult to predict and are likely to fluctuate from period to period.
We have historically experienced seasonality in all of our businesses, volatility due to the changing healthcare environment, the variable supply of radiopharmaceuticals, and downturns based on the changing U.S. economy. While our customers are typically obligated to pay us for imaging days to which they have committed, our contracts permit some flexibility in scheduling when services are to be performed. We cannot predict with certainty the degree to which seasonal circumstances such as the summer slowdown, winter holiday vacations, and weather conditions may affect the results of our operations. We have also experienced fluctuations in demand of our diagnostic imaging product sales due to economic conditions, capital budget availability, and other financial or business reasons, most recently the abrupt increases of quarantine restrictions and reduced demand due to the COVID-19 pandemic. In addition, due to the way that customers in our target markets acquire our products, a large percentage of our products are booked during the last month of each quarterly accounting period, and often there can be a large amount in the last month of the year. As such, a delivery delay of only a few days may significantly impact quarter-to-quarter comparisons of our results of operations. Moreover, the sales cycle for all of our capital products is typically lengthy, particularly in the hospital market, which may cause us to experience significant revenue fluctuations.
We spend considerable time and money complying with federal and state laws, regulations, and other rules which may fluctuate based on healthcare policy, and if we are unable to fully comply with such laws, regulations, and other rules, we could face substantial penalties.
Through our Healthcare businesses we are directly, or indirectly through our customers, subject to extensive regulation by both the federal government and the states in which we conduct our business, including: the federal Medicare and Medicaid anti-kickback laws and other Medicare laws, regulations, rules, manual provisions, and policies that prescribe requirements for coverage and payment for services performed by us and our physician customers; the federal False Claims statutes; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended in 2009 under the HITECH Act that places direct legal obligations and higher liability on us with respect to the security and handling of personal health information; the Stark Law; the federal Food, Drug and Cosmetic Act; federal and state radioactive materials laws; state food and drug and pharmacy laws and regulations; state laws that prohibit the practice of medicine by non-physicians and fee-splitting arrangements between physicians and non-physicians; state scope-of-practice laws; and federal rules prohibiting the mark-up of diagnostic tests to Medicare under certain circumstances. If our customers are unable or unwilling to comply with these statutes, regulations, rules, and policies, rates of our services and products could decline and our business could be harmed.
Our Building and Construction businesses are subject to various federal, state and local laws and regulations that govern numerous aspects of its business. In recent years, a number of new laws and regulations have been adopted, and there has been expanded enforcement of certain existing laws and regulations by federal, state and local agencies. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. Changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations governing minimum wage or living wage requirements; the classification of exempt and non-exempt employees; the distinction between employees and contractors; other wage, labor or workplace regulations; healthcare; data protection and cybersecurity; the sale and pricing of some of its products; transportation; logistics; supply chain transparency; taxes; unclaimed property; energy costs and consumption; or environmental matters could increase its costs of doing business or impact its operations.
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

Our long-term results depend upon our ability to improve existing products and services and develop, introduce, and market new products and services successfully.
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
The measures that we use to protect the security of our intellectual property and other proprietary rights may not be adequate, which could result in the loss of legal protection for, and thereby diminish the value of, such intellectual property and other rights or we may need to enter into costly license agreements in the future.
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
Our issued patents could be found invalid or unenforceable if challenged in court, at the USPTO or other administrative agency, or in other lawsuits which could have a material adverse impact on our business.
Any patents we have obtained or do obtain may be challenged by re-examination or otherwise invalidated or eventually found unenforceable. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. If we were to initiate legal proceedings against a third party to enforce a patent related to one of our products or services, the defendant in such litigation could counterclaim that our patent is invalid and/or unenforceable. Third parties may also raise similar claims before the USPTO even outside the context of litigation. The outcome is unpredictable following legal assertions of invalidity and unenforceability. With respect to the validity question, for example, we cannot be certain that no invalidating prior art existed of which we and the patent examiner were unaware during prosecution. These assertions may also be based on information known to us or the USPTO. If a defendant or third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the claims of the challenged patent. Such a loss of patent protection would or could have a material adverse impact on our business.
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
Our business has been disrupted and could be materially adversely affected beyond 2020 by the recent outbreak of COVID-19. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce. Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. The future progression of the outbreak and its effects on our business and operations are uncertain. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, including downturns in global economies and financial markets that could affect our future operating results. Any adverse impact on our results and financial condition could have a negative impact on our ability to comply with certain financial covenants in certain of our loan agreements (as described further below) and on your investment in our common stock.
Our goodwill and other long-lived assets are subject to potential impairment that could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At December 31, 2020, goodwill and net intangible assets represented $26.4 million, or 29.9% of our total assets. In addition, net property, plant and equipment assets totaled $9.8 million, or 11.1% of our total assets. If actual results differ from the assumptions and estimates used in our goodwill and long-lived asset valuation calculations, we could incur impairment charges, which could negatively impact our earnings.
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
On September 10, 2019, Star Equity completed its acquisition of ATRM pursuant to the ATRM Merger Agreement. The $8.2 million goodwill recognized is attributable primarily to expected synergies and the assembled workforce of ATRM. As of December 31, 2019, there was a subsequent measurement of goodwill that resulted in an adjustment of $3.0 thousand to the recognized amounts of goodwill resulting from the acquisition of ATRM.
We recorded an impairment loss of $0.4 million associated with the impairment assessment of the EBGL reporting unit as of December 31, 2020. No other significant impairment losses on long-lived assets were recognized during the years ended December 31, 2019. See Note 3. Basis of Presentation, Note 6. Merger and Note 9. Goodwill, within the notes to our accompanying consolidated financial statements for further discussion regarding goodwill and long-lived assets.
The pending sale of DMS Health is subject to closing conditions, the failure of any of which (including failure to obtain certain approvals), could result in our inability to consummate the transaction and, consequently, adversely affect our business, financial condition, results of operations or our stock price.
On October 30, 2020, we entered into the DMS Purchase Agreement to sell all of the issued and outstanding common stock of DMS Health. The purchase price for the DMS Sale Transaction is $18.75 million in cash, subject to certain adjustments, including a working capital adjustment. The completion of the DMS Sale Transaction is subject to receipt of certain consents and closing conditions.
We have spent time and money on the pending sale of DMS Health but we may not be able to consummate the transaction if we fail to obtain the necessary consents and approvals or to satisfy other conditions to closing. In addition, we expect to incur transaction costs in connection with the pending sale of DMS Health, whether or not the transaction is completed.

Under the terms of the DMS Purchase Agreement, we are subject to certain restrictions on the conduct of DMS Health's business prior to the completion of the pending sale, which restrictions could adversely affect our ability to realize certain business strategies or take advantage of certain business opportunities. In addition, the current trading price of our common stock and the Company Preferred Stock may reflect a market assumption that the sale of DMS Health will be completed. If we are unable to consummate the sale of DMS Health, we may be unable to find another party willing to purchase DMS Health on equally favorable terms or at all. The failure to complete the sale of DMS Health may adversely affect our business, financial condition, results of operations, and our stock price.
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
Due to the nature of our business, many of our expenses are fixed costs and if there are decreases in demand for products, it may adversely affect operating results.
Many of our expenses, particularly those relating to properties, capital equipment, and certain manufacturing overhead items, are fixed in the short term. Reduced demand for products causes fixed production costs to be allocated across reduced production volumes, which may adversely affect gross margins and profitability.
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

Risks Related to our Indebtedness
On March 29, 2019, Star Equity and certain of the Healthcare Subsidiaries entered into a Loan and Security Agreement with Sterling (the “SNB Loan Agreement”). The SNB Loan Agreement is a five-year revolving credit facility (maturing in March 2024), which, as amended, has a maximum credit amount of $20 million (the “SNB Credit Facility”). On January 31, 2020, Star Equity and certain of its Investments Subsidiaries entered into a Loan and Security Agreement with Gerber (as amended, the “Star Loan Agreement”), which provides for a credit facility with borrowing availability of up to $2.5 million and matures on January 1, 2025, unless terminated in accordance with the terms therein (the “Star Loan”). On January 31, 2020, Star Equity and certain of its Construction Subsidiaries entered into a Loan and Security Agreement with Gerber (the “EBGL Loan Agreement”), which provides for a credit facility with borrowing availability of up to $3.0 million and matures on January 1, 2022, unless extended or terminated in accordance with the terms therein (the “EBGL Loan”). On January 31, 2020, Glenbrook and EdgeBuilder entered into an Extension and Modification Agreement (the “Modification Agreement”) with Premier Bank (“Premier”) that modified the terms of the loan made by Premier to Glenbrook and EdgeBuilder pursuant to that certain Revolving Credit Loan Agreement, dated June 30, 2017, by and among Glenbrook, EdgeBuilder and Premier (as amended, the “Premier Loan Agreement”). Pursuant to the Modification Agreement, the amount of indebtedness evidenced by the promissory note issued under the Premier Loan Agreement was reduced to $1.0 million. The credit facility under the Loan and Security Agreement, dated February 23, 2016, by and among KBS, ATRM, the Company and Gerber (as amended, the “KBS Loan Agreement”) provides for a revolving credit facility of up to $4.0 million that matures on February 22, 2021, subject to automatic extension for an additional year unless terminated. The SNB Loan Agreement, Star Loan Agreement, EBGL Loan Agreement, the Premier Loan Agreement and the KBS Loan Agreement are individually referred to as the “Company Loan Agreement” and collectively referred to as the “Company Loan Agreements.” See Note 16. Related Party Transactions, within the notes to our accompanying consolidated financial statements for information regarding certain ATRM promissory notes that are outstanding.
Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.
Our indebtedness could have important consequences for us and our stockholders. For example, the SNB Loan Agreement requires a balloon payment at the termination of the facility in March 2024, which payments may require us to dedicate a substantial portion of our cash flow from operations to this future payment if we feel we cannot be successful in our ability to refinance in the future, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and acquisitions, and for other general corporate purposes. In addition, our indebtedness could:
•increase our vulnerability to adverse economic and competitive pressures in our industry;
•place us at a competitive disadvantage compared to our competitors that have less debt;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry; and
•limit our ability to borrow additional funds on terms that are acceptable to us or at all.
The Company Loan Agreements governing our indebtedness contain restrictive covenants that restrict our operating flexibility and require that we maintain specified financial ratios. If we cannot comply with these covenants, we may be in default under one or more of the Company Loan Agreements.
The Company Loan Agreements governing our indebtedness contain restrictions and limitations on our ability to engage in activities that may be in our long-term best interests. The Company Loan Agreements contain affirmative and negative covenants that limit and restrict, among other things, our ability to:
•incur additional debt;
•sell assets;
•incur liens or other encumbrances;
•make certain restricted payments and investments;
•acquire other businesses; and
•merge or consolidate.
The SNB Loan Agreement limits our ability to pay dividends and to redeem our equity securities if such dividend or redemption would result in our non-compliance with the financial covenants in the SNB Loan Agreement, there is insufficient borrowing availability under the SNB Loan Agreement, or if there is a default or event of default under the SNB Loan Agreement that has occurred and is continuing. In addition, the Company Loan Agreements include explicit restrictions on the payment of dividends and distributions to Star Equity, which could limit the Company’s ability to pay dividends. The Company may, therefore be required to reduce or eliminate its dividends, if any, including on the Company Preferred Stock (if any outstanding), and/or may be unable to redeem shares of the Company Preferred Stock (if any outstanding) until compliance with such financial covenants can be met.

The Company Loan Agreements contain various financial covenants that, going forward, we or our subsidiaries may not have the ability to meet. The Company Loan Agreements also contain various other affirmative and negative covenants regarding, among other things, the performance of our business, capital allocation decisions made by the Company and its subsidiaries, or events beyond our control.
Our failure to comply with our covenants and other obligations under the Company Loan Agreements may result in an event of default thereunder. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness (together with accrued interest and fees), or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. This could have serious consequences to our financial condition, operating results, and business, and could cause us to become insolvent or enter bankruptcy proceedings, and stockholders may lose all or a portion of their investment because of the priority of the claims of our creditors on our assets.
We may not be entitled to forgiveness of loans we received under the Paycheck Protection Program (“PPP”), and our applicable for such loans could in the future be determined to have been impermissible.
During April and May, we received proceeds of $6.7 million from various loans under the PPP of the CARES Act (the “PPP Loans”). The PPP Loans mature in April and May, 2022 and bear annual interest at a rate of 1.0%.
If no forgiveness is granted or if an unsatisfactory SBA audit is completed, then commencing September and October 2021 we will be required to pay the lenders of the PPP Loans equal monthly payments of principal and interest as required to fully amortize by April and May, 2022 any principal amount outstanding on the PPP Loans. Under the CARES Act, loan forgiveness is generally available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the twenty-four week period beginning on the date the lender makes the first disbursement of the PPP Loan. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness, or a favorable SBA audit. Although, we have applied for forgiveness equally among all business entities, and were forgiven $2.5 million as of December 2020 and an additional $1.2 million in Q1 2021, no assurance is provided that forgiveness for any additional portion of the PPP Loans will ultimately be forgiven by the U.S. Small Business Administration (“SBA”).
The Company has received full loan forgiveness from the SBA for the DMS Health Note, DMS Imaging Note, KBS Note, EBGL Notes, and Company Note. The Company has sought full forgiveness from the SBA on the DIS Note based on the satisfaction of applicable criteria and guidelines. PPP Loan forgiveness is sought under the belief all entities requesting loan forgiveness have met the stated criteria and guidelines provided by the SBA and terms of the CARES Act; however, no assurance can be provided that forgiveness for any portion of the PPP Loans will be obtained and all PPP loans may remain subject to review by the SBA even after the PPP Loans have been discharged.
In April 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan. In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan requests necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our entire workforce, taking into consideration certain limitations associated with the nature of our work in the healthcare business and uncertainty of the industry where healthcare clients resources may be diverted during the COVID-19 pandemic. In considering our position, the Company took into account our need for additional funding to continue operations, and our ability to access alternative forms of capital in the current market environment to offset the effects of the COVID-19 pandemic. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Loans, and that our receipt of the PPP Loans is consistent with the broad objectives of the PPP of the CARES Act. The certification described above did not contain any objective criteria and is subject to interpretation. If, despite our good-faith belief that given our circumstances we satisfied all eligible requirements for the PPP Loans, we are later determined to have violated any applicable laws or regulations or it is otherwise determined that we were ineligible to receive the PPP Loans, we may be required to repay the PPP Loans in their entirety and/or be subject to additional penalties, which could also result in adverse publicity and damage to reputation. In addition, if these events were to transpire, they could have a material adverse effect on our business, results of operations and financial condition.

Substantially all of our assets (including the assets of our subsidiaries) have been pledged to lenders as security for our indebtedness under the Company Loan Agreements.
The Company Loan Agreements are secured by a first-priority security interest in substantially all of the assets of the Company and its subsidiaries and a pledge of all shares and equity interests of the Company’s subsidiaries. Upon the occurrence and during the continuation of an event of default under any Company Loan Agreement, the applicable lender may, among other things, declare the loans and all other obligations thereunder immediately due and payable and may, in certain instances, increase the interest rate at which loans and obligations bear interest. The exercise by a lender of remedies provided under the applicable Company Loan Agreement in the event of a default thereunder may have a material adverse effect on the liquidity, financial condition and results of operations of the applicable borrowers and/or the Company and could cause such borrowers and/or the Company to become bankrupt or insolvent. The obligations of the Company and various subsidiaries of the Company under the Company Loan Agreements are guaranteed by other subsidiaries of the Company and/or the Company. In the event of any bankruptcy, liquidation, dissolution, reorganization, or similar proceeding against us, the assets that are pledged as collateral securing any unpaid amounts under the applicable Company Loan Agreement must first be used to pay such amounts, as well as any other obligation secured by the pledged assets, in full, before making any distributions to our stockholders. In the event of any of the foregoing, our stockholders could lose all or a part of their investment.
The inability of the Company or any of the Company’s subsidiaries to comply with applicable financial covenants under the Company Loan Agreements could have a material adverse effect on financial condition of the Company.
KBS, as of December 31, 2020 and 2019 and EBGL as of December 31, 2020 were not in compliance with the financial covenants under the KBS Loan Agreement and EBGL loan agreements respectively which required no net annual post-tax loss and certain minimum leverage ratio covenant as of the end of year test dates. We obtained a waiver from Gerber for these events.
If the Company or any of the Company’s subsidiaries fail to comply with any applicable financial covenants under the Company Loan Agreements to which they are a party, or if there is otherwise an event of default under the Company Loan Agreements by a borrower, the borrowers’ obligations thereunder may (subject to any applicable cure periods) become immediately due and payable and the applicable lender(s) may demand the repayment of the credit facilities amount outstanding and any unpaid interest thereon.
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
To date no dividends have been paid on the Company Preferred Stock and as a result, cumulative dividends will continue to accrue as part of the liquidation value of the Company Preferred Stock. Whenever dividends on any shares of Company Preferred Stock are in arrears for six or more consecutive quarters, then the holders of those shares together with the holders of all other series of preferred stock equal in rank with the Company Preferred Stock upon which like voting rights have been conferred and are exercisable, will be entitled to vote separately as a class for the election of a total of two additional directors to Star Equity’s board of directors. Holders of our common stock will not be entitled to vote no such additional directors.
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
Unless full cumulative dividends on the Company Preferred Stock have been, or contemporaneously are, declared and paid or declared and a sum sufficient for the payment thereof is set apart for payment for all past dividend periods, no dividends (other than a dividend in shares of common stock or other shares of stock ranking junior to the Series A Preferred Stock as to dividends and upon liquidation) can be declared and paid or declared and set apart for payment on our common stock, nor can any shares of common stock be redeemed, purchased or otherwise acquired for any consideration by the Company. To date no dividends have been paid on the Company Preferred Stock and as a result, cumulative dividends will continue to accrue as part of the liquidation value of the Company Preferred Stock, which had a liquidation value of $10.00 per share at issuance. Dividends on the Company Preferred Stock are payable out of amounts legally available therefor at a rate equal to 10.0% per annum per $10.00 of stated liquidation preference per share, or $1.00 per share of Company Preferred Stock per year. Dividends on the Company Preferred Stock are only be payable in cash. As of December 31, 2019 and 2020, there were 1,915,637 shares of Company Preferred Stock Issued and Outstanding.

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
The Company may voluntarily redeem some or all of the Company Preferred Stock on or after September 10, 2024. Any such redemptions may occur at a time that is unfavorable to holders of the Company Preferred Stock. The Company may have an incentive to redeem the Company Preferred Stock voluntarily if market conditions allow the Company to issue other preferred stock or debt securities at a rate that is lower than the rate on the Company Preferred Stock. Also, upon the occurrence of a Change of Control Triggering Event (as defined in the Certificate of Designations, Rights and Preferences of 10% Series A Cumulative Perpetual Preferred Stock of the Company (the “Certificate of Designations”)), prior to September 10, 2024, the Company may, at its option, redeem the Company Preferred Stock, in whole or in part.
Star Equity may not be able to redeem the Company Preferred Stock upon a Change of Control Triggering Event.
Upon the occurrence of a Change of Control Triggering Event, unless the Company has exercised its option to redeem the Company Preferred Stock after September 10, 2024, each holder of the Company Preferred Stock will have the right to require the Company to redeem all or any part of such holder’s Company Preferred Stock at a price equal to the liquidation preference of $10.00 per share, plus an amount equal to any accumulated and unpaid dividends up to but excluding the date of payment, but without interest. If the Company experiences a Change of Control Triggering Event, there can be no assurance that the Company would have sufficient financial resources available to satisfy its obligations to redeem the Company Preferred Stock and any indebtedness that may be required to be repaid or repurchased as a result of such event. In addition, Star Equity may be unable to redeem the Company Preferred Stock upon a Change of Control Triggering Event if such redemption would result in our non-compliance with the financial covenants in the Company Loan Agreements. Star Equity’s failure to redeem the Company Preferred Stock could have material adverse consequences for Star Equity and the holders of the Company Preferred Stock.
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
The Company Preferred Stock is not convertible into common stock, including in the event of a change of control of the Company, and investors will not realize a corresponding upside if the price of our common stock increases.
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
Risks Related to Our Material Weakness and Restatements
Material weakness in our internal control over financial reporting could have a significant adverse effect on our business and the price of our common stock.
As a public reporting company, we are subject to the rules and regulations established from time to time by the SEC. These rules and regulations require, among other things, that we have, and periodically evaluate, disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow decisions regarding required disclosure. Reporting obligations as a public company are likely to continue to burden our financial and management systems, processes and controls, as well as our personnel.
In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting.

In connection with the preparation of our financial statements for 2020, we have identified material weakness in our internal controls over financial reporting relating to ineffectively designed controls over review of contracts for new debt agreements and proper application of GAAP for such agreements. Further, we identified and corrected certain errors as described in Note 2 to the accompanying financial statements, included in Part II, Item 8 of this Form 10-K. We deemed these corrections to be material to the consolidated financial statements for quarterly and annual periods after and including March 31, 2019 and any earnings releases or other communications relating to these periods. As a result, management concluded that our internal controls over financial reporting as of December 31, 2020 were not effective. As described in Part II, Item 9A of this Form 10-K, management is taking steps to remediate the material weakness in our internal controls. There can be no assurance that any measures we take will remediate the material weakness identified, nor can there be any assurance as to how quickly we will be able to remediate the material weakness.
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
Effective January 1, 2021, we moved our principal executive offices from Suwanee, Georgia to Old Greenwich, Connecticut, where we have been leasing 1,344 square feet of office space since 2019. We lease a 21,300 square foot facility in Poway, California that houses our Diagnostic Imaging operations. Our Diagnostic Services segment leases approximately 28 small hub locations in the various states in which we operate, which primarily house our fleet of cameras and vans. In November 2019, we entered into a lease for 3,065 square feet of office space in Fargo, North Dakota. In April 2019, our Star Real Estate and Investments business acquired three manufacturing facilities in Maine, which it then leased to KBS, who has in turn sublet one of the facilities to a commercial tenant.
We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.
ITEM 3.    LEGAL PROCEEDINGS
See Note 11. Commitments and Contingencies, within the notes to our accompanying consolidated financial statements for a summary of legal proceedings.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock and preferred stock are traded on the NASDAQ Global Market under the symbols “STRR” and “STRRP”, respectively.
As of February 22, 2021, there were approximately 170 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (2)
October 1, 2020 – October 31, 2020	—	—	—	200,000
November 1, 2020 – November 30, 2020	—	—	—	200,000
December 1, 2020 – December 31, 2020	—	—	—	200,000
Total	—	—	—	200,000
(1)On October 31, 2018, our board of directors approved a stock repurchase program that will enable us to repurchase up to 200,000 shares of our common stock from time to time in market or private transactions (the “2018 Buyback Program”). Under the 2018 Buyback Program, we may purchase shares of our common stock through various means, including open market transactions in compliance with Rule 10b-18 under the Exchange Act, privately negotiated transactions, tender offers or any combination thereof. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume and general market conditions, along with our working capital requirements, general business conditions and other factors. The stock repurchase program has no time limit and may be modified, suspended or terminated at any time by our board of directors. Repurchases under the stock repurchase program will be funded from our existing cash and cash equivalents or future cash flow and equity or debt financings.
(2)As of December 31, 2020, there were 0 cumulative shares purchased as part of the 2018 Buyback Program and 200,000 shares that may yet be purchased under the 2018 Buyback Program.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12. “Security Ownership of Certain Beneficial Owners and Management Related Stockholders Matters” for information with respect to our compensation plans under which equity securities are authorized for issuance.

ITEM 6.SELECTED CONSOLIDATED FINANCIAL DATA
Not applicable.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Overview
The year 2020 marked the first full year that Star Equity, known prior to January 1, 2021 as Digirad Corporation, operated as a multi-industry holding company. With the acquisition of ATRM Holdings in September 2019, we added building and construction businesses to what had historically been a healthcare company and thereby transformed the Company into a diversified holding company with operating businesses in two important industry sectors of the economy, healthcare and building & construction.
Our healthcare business, which is operated as Digirad Health, provides products and services in the area of nuclear imaging with a focus on cardiac health. Digirad Health operates across the U.S. The business involves two reporting segments, Diagnostic Services, which offers imaging services to healthcare providers using a fleet of our proprietary solid-state gamma cameras and Diagnostic Imaging, which manufactures, distributes and maintains our proprietary solid-state gamma cameras.
Our Building & Construction business is a single reporting segment and operates as KBS, EdgeBuilder and Glenbrook. KBS is based in Maine and provides modular buildings throughout the New England market. EdgeBuilder and Glenbrook, referred to together as EBGL internally and based in the Minneapolis-Saint Paul area, together provide structural wall panels and other engineered wood-based products, as well as building materials to customers in the Upper Midwest.
Currently, our real estate and investments segment is an internally-focused division, referred to internally as SRE, that is directly managed by Star Equity holding company management. The entity directly owns our three manufacturing facilities in Maine, which are leased to KBS.
Current Market Conditions
The year 2020 proved to be a challenging year for the vast majority of businesses across many sectors of the economy. While the second half of the year offered hope that we will gradually make our way back to pre-COVID levels of business activity, we are still in the initial phases of the vaccine rollout. This presents continued uncertainty, which we believe will decrease as we move through 2021. On the healthcare side, we expect to see imaging volume recover as the pandemic is brought under control. In building & construction, we expect that continued recovery in employment and a strong housing market will underpin the growth we are seeing.
The target market for our healthcare products and services is comprised of cardiologists, internal medicine physicians, family practice physicians, hospitals, IDNs, and federal institutions in the United States that perform or could perform a diagnostic imaging procedure, have a need for cardiac event monitoring, or have interest in purchasing a diagnostic imaging product. During the year ended December 31, 2020, through Diagnostic Services, we provided imaging services to 584 physicians, physician groups, hospitals, IDNs and federal institutions. Our Diagnostic Services businesses currently operate in approximately 25 states. The overriding challenge during 2020 was the drop in imaging volume due to the COVID-19 pandemic. While we provide critical and important imaging services focused in the cardiac area, the risks of exposure led to reduced patient volumes as these tests were deferred or canceled in hopes that the pandemic would abate.
The target market for our building and construction division includes residential home builders, general contractors, owners/developers of commercial buildings, and individual retail customers. While we witnessed a number of municipalities, especially in the Boston area, shutdown construction sites during the early wave of infections and even shutdown our own plant in South Paris, Maine for six weeks in April and May of 2020, housing demand and demand for building materials have increased as the COVID-19 pandemic has led to “nesting” at home, which have been positive factors in the second half of 2020. The challenge has been less on the demand side and more on the supply chain, as wood-based commodities prices, lumber and OSB, have increased rapidly coming out of the first wave of the pandemic in the Spring of 2020 and supply has not kept up with demand. We have seen some supply chain disruption and tightness during the second half of 2020 and that has continued into 2021 as lead times have extended out, but we are still able to operate at normal levels of production. We believe that the high price environment that we are currently experiencing will lead to additional supply coming on line going forward.

Trends and Drivers
The market for diagnostic services and products is highly competitive. Our business, which is focused primarily on the private practice and hospital sectors, continues to face uncertainty in the demand for diagnostic services and imaging equipment, which we believe is due in part to the impact of the Deficit Reduction Act on the reimbursement environment and the 2010 Healthcare Reform laws, COVID-19 pandemic impact, as well as general uncertainty in overall healthcare and legislative changes in healthcare, such as the Affordable Care Act. These challenges have impacted, and will likely continue to impact, our operations. We believe that the principal competitive factors in our market include budget availability for our capital equipment, qualifications for reimbursement, pricing, ease-of-use, reliability, and mobility.
In the area of reimbursements, our market has been negatively affected in the past by lower reimbursements from the Center for Medicare and Medicaid Services (“CMS”) and third-party insurance providers for the codes under which our customers bill for our services, although reimbursements have stabilized in the last several years. We have addressed, and will continue to address, these market pressures by modifying our Diagnostic Services business models, and by assisting our healthcare customers in complying with new regulations and requirements.
In our Star Building & Construction division, we continue to see a greater adoption of offsite or prefab construction in single-family and multi-family residential building projects, our target market. Our modular units and structural wall panels offer builders a number of benefits over traditional onsite or “stick built” construction. These include shorter time to market, higher quality, reduced waste, readily available labor and potential cost savings, among others. 3D BIM software modeling and developments in engineered wood products offers greater design flexibility for higher-end applications. The need for more affordable housing solutions also presents a great opportunity for the continued emergence of factory built housing.
COVID-19 Pandemic
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
During the twelve months ended December 31, 2020, we experienced an $12.4 million decrease in the Digirad Health revenue compared to 2019 related to a decrease in our diagnostic services due to the COVID-19 pandemic. The decrease was offset by a $17.6 million increase respectively, in Building and Construction revenue, as compared to the same period of the prior year. As the COVID-19 pandemic affected the results of segments of our business during the twelve months ended December 31, 2020, we took steps to contain the impact of the COVID-19 pandemic on our business.

On April 1, 2020, we announced that in response to the COVID-19 pandemic, Matthew G. Molchan, our then President and Chief Executive Officer, David J. Noble, our Chief Financial Officer and Chief Operating Officer, and Martin B. Shirley, the president of our Diagnostic Imaging Solutions Inc. subsidiary, had each agreed to have their base salaries reduced by 20%. These reductions were effective as of April 6, 2020, and remained in effect until May 15, 2020.

On April 1, 2020, we also announced that in response to the COVID-19 pandemic, we planned to furlough certain employees and that we would institute a 20% salary reduction for most of our salaried employees and reduce the number of working hours of most of our hourly employees by 20%. These reductions, which applied to our Digirad Health division, were effective as of April 6, 2020, and remained in effect until May 15, 2020. Throughout the COVID-19 pandemic, our building and construction division has furloughed employees or reduced employee hours based on fluctuations in demand for our products. In September, 2020, KBS brought back furloughed employees and increased its work force by over 20% to meet the higher manufacturing requirements for two commercial projects as well as the future growth we expect.

This partial disruption, although expected to be temporary, may impact our operations and overall business. The impact of COVID-19 is evolving rapidly and its future effects are uncertain. Given the uncertainty caused by the COVID-19 pandemic, the duration of the disruption and related financial impact cannot be reasonably estimated at this time. As a result of the evolving impact of COVID-19 on the economy, on April 7, 2020, we withdrew our 2020 full-year guidance. At Star Equity, our highest priority remains the safety, health and well-being of our employees, their families and our communities and we remain committed to serving the needs of our customers. The COVID-19 pandemic is a highly fluid situation and it is not currently possible for us to reasonably estimate the impact it may have on our financial and operating results. We will continue to evaluate the impact of the COVID-19 pandemic on our business as we learn more and the impact of COVID-19 on our industry becomes clearer.

Discontinued Operations
On October 30, 2020, we entered into the DMS Purchase Agreement for the DMS Sale Transaction. The purchase price for the DMS Sale Transaction is $18.75 million in cash, subject to certain adjustments, including a working capital adjustment. We deem the contemplated disposition of the Mobile Healthcare business unit to represent a strategic shift that will have a major effect on our operations and financial results. As of December 31, 2020, in accordance with the provisions of FASB authoritative guidance, the Mobile Healthcare business met the criteria to be classified as held for sale. This segment is reported on the Consolidated Statement of Operations as discontinued operations and on the Consolidated Balance Sheet as Assets and Liabilities held for sale.
Prior to December 31, 2020 we operated in five reportable segments, which included three in our healthcare business, known as Digirad Health. These included Diagnostic Services, Diagnostic Imaging, and Mobile Healthcare. We now have two reportable segments in continuing operations for the healthcare business going forward, Diagnostic Service and Diagnostic Imaging. For additional details related to the Company’s reportable segments, see Item I. Business – Business Segments and Note 17. Segments within the notes to our accompanying consolidated financial statements.
Our building & construction segment, called Star Building & Construction, arose upon completion of the ATRM Merger in September of 2019, and 2020 is the first full-year that its operations will be reflected in our financials.
2020 Financial Highlights
As noted above, during the twelve months ended December 31, 2020, we reclassified our Mobile Healthcare segment to assets held for sale and discontinued operations. When held for sale criteria have been met, revenue, expenses, depreciation and amortization of those assets is suspended and the profits and losses are presented on the Consolidated Statements of Operations as discontinued operations. The operating results presented below are segregated between continuing operations and discontinued operations. Results from prior year comparative period have been reclassified to conform with the current year presentation. In addition, we would note that 2020 was the first full year in which we owned the Building & Construction businesses as they were acquired in September 2019 and financials in the prior year were only inclusive of that stub period in 2019.
Revenues for continuing operations were $78.2 million for the year ended December 31, 2020. This is an increase of $5.2 million, or 7.2%, compared to the prior year due to the following:
•The increase was mainly due to $17.6 million revenue generated by the Building and Construction segment and offset by the following reasons.
•Diagnostic Imaging segment revenue decreased $3.9 million, or 28.2%, primarily due to decrease in the number of cameras sold, reflecting COVID-19 impact.
•Diagnostic Services segment revenue decreased $8.5 million, or 17.7%, primarily due to decrease in scanning service performed, reflecting COVID-19 impact.
Gross profit from continuing operations decreased by $3.2 million, or 18.5%, compared to the prior year, mainly due to a $5.2 million decrease in the Diagnostic Imaging and Diagnostic Services segments caused by the COVID-19 pandemic. This was partially offset by a $2.0 million increase in Building and Construction gross profit, as we owned this business for the entire year in 2020. Additionally, we experienced lower health insurance expenses year over year, which was partially offset by higher lease expenses from an increase in sublease revenue and operating leases.
Total operating expenses increased $2.1 million, or 11.1%, for the year ended December 31, 2020 compared to the prior year, primarily due to additional $3.0 million sales, marketing and general and administrative expenses, $1.3 million of amortization expenses and a $0.4 million goodwill impairment from the building and construction segment, which were mainly offset by a $2.3 million savings in merger and acquisition expenses.
Net loss for continuing operations for the year ended December 31, 2020 was $5.3 million, which is an increase of $2.5 million compared to our net loss of $2.7 million during the prior year. This was driven primarily by additional net loss of $2.7 million in the Star Building & Construction division during the year ended December 31, 2020, despite a $0.2 million increase in net income from the Digirad Health division. As a result of the recent acquisition of the Building & Construction businesses, we are experiencing a considerable increase in the amortization of intangibles in our income statement.
For the year ended December 31, 2020, Diagnostic Services operated 90 nuclear gamma cameras and 46 ultrasound imaging systems. We measure efficiency by tracking system utilization, which is based on the percentage of days that our cameras, equipment and imaging systems are used to deliver services to customers out of the total number of days that they are available to deliver such services. System utilization for Diagnostic Services for the year ended December 31, 2020, was 59% compared to 60% of the prior year.

Use of EBITDA (Non-GAAP measure)
Management believes EBITDA is a meaningful indicator of the Company’s performance that provides useful information to investors regarding the Company’s financial condition and results of operations. EBITDA is also considered by management as an indicator of operating performance and the most comparable measure across the regions in which we operate. Management also uses this measurement to evaluate capital needs and working capital requirements. Similar to constant currency, EBITDA is a non-GAAP financial measure that is not intended to be considered in isolation from, as substitute for, or as superior to, the corresponding financial measure prepared in accordance with GAAP or as a measure of the Company’s profitability. Because of these and other limitations, EBITDA should be considered along with GAAP based financial performance measures, including operating income or net income prepared in accordance with GAAP. EBITDA is derived from net (loss) income adjusted for the provision for (benefit from) income taxes, interest expense (income), and depreciation and amortization.
The reconciliation of EBITDA from continuing operations to the most directly comparable GAAP financial measure is provided in the table below:

	Year Ended December 31,
$ in thousands	2020	2019
Net loss	$(6,457)	$(4,627)
Adjustment for loss from discontinued operations, net of income taxes	(1,172)	(1,887)
Loss from continuing operations	(5,285)	(2,740)
Adjustments to loss from continuing operations
Depreciation and amortization	3,936	2,431
Interest expense, net	1,292	746
Provision (benefit from) for income taxes	129	(199)
Total adjustments from loss from continuing operations to EBITDA	5,357	2,978
EBITDA from continuing operations	$72	$238

Results of Operations
Comparison of Years Ended December 31, 2020 and 2019
The following table sets forth our results from operations for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,				Change from Prior Year
	2020	% of Revenues	2019	% of Revenues	Dollars	Percent
Total revenues	$78,163	100.0%	$72,934	100.0%	$5,229	7.2%
Total cost of revenues	64,176	82.1%	55,774	76.5%	8,402	15.1%
Gross profit	13,987	17.9%	17,160	23.5%	(3,173)	(18.5)%
Operating expenses:
Selling, general and administrative	18,635	23.8%	15,898	21.8%	2,737	17.2%
Amortization of intangible assets	2,124	2.7%	829	1.1%	1,295	156.2%
Merger and finance costs	—	—%	2,342	3.2%	(2,342)	N/M
Goodwill impairment	436	0.6%	—	—%	436	—%
Total operating expenses	21,195	27.1%	19,069	26.1%	2,126	11.1%
Loss from operations	(7,208)	(9.2)%	(1,909)	(2.6)%	(5,299)	277.6%
Other income (expense), net	3,344	4.3%	(133)	(0.2)%	3,477	(2,614.3)%
Interest expense, net	(1,292)	(1.7)%	(746)	(1.0)%	(546)	73.2%
Loss on extinguishment of debt	—	—%	(151)	(0.2)%	151	N/M
Total other income (expense)	2,052	2.6%	(1,030)	(1.4)%	3,082	(299.2)%
Loss from continuing operations before income taxes	(5,156)	(6.6)%	(2,939)	(4.0)%	(2,217)	75.4%
Income tax (provision) benefit	(129)	(0.2)%	199	0.3%	(328)	(164.8)%
Loss from continuing operations, net of income taxes	(5,285)	(6.8)%	(2,740)	(3.8)%	(2,545)	92.9%
Loss from discontinued operations, net of income taxes	(1,172)	(1.5)%	(1,887)	(2.6)%	715	(37.9)%
Net loss	$(6,457)	(8.3)%	$(4,627)	(6.4)%	$(1,830)	39.6%
N/M Not meaningful
Mobile Healthcare segment revenue, gross profit, operating expenses, and income tax are included in loss from discontinued operations. See Note 4. Discontinued Operations.
Revenues
Healthcare
Healthcare revenue by segment is summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Diagnostic Services	$39,267	$47,723	$(8,456)	(17.7)%
Diagnostic Imaging	9,965	13,872	(3,907)	(28.2)%
Total Healthcare Revenue	$49,232	$61,595	$(12,363)	(20.1)%

The decrease in Diagnostic Services and Diagnostic Imaging revenue was primarily due to the COVID-19 pandemic impact. Although many medical offices and facilities temporarily closed in mid-March, most are now open and many hospitals that stopped performing non-emergency procedures, tests, and scans slowly started to re-open and serve patients during the quarter, although at lower than pre-COVID-19 schedule.

Building and Construction
Building and construction revenue is summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Building and Construction	$28,879	$11,257	$17,622	156.5%
Total Building and Construction Revenue	$28,879	$11,257	$17,622	156.5%
The increase in building and construction revenue was due to our ownership of the business for a full year, compared to one quarter and 20 days prior year same period. Moreover, we experienced an increase in KBS activity levels and recognized $4.3 million of revenue on two large commercial projects, as we re-entered the commercial market in 2020.
Real Estate and Investments
Real estate and investments revenue is summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Real Estate and Investments	$52	$82	$(30)	(36.6)%
Total Real Estate and Investments	$52	$82	$(30)	(36.6)%
The decrease in real estate and investments revenue was due to the wind down of investment vehicles from LSVM. Intercompany lease revenue from KBS for the three factories we own was eliminated through consolidation in the consolidated financial statements.
Gross Profit
Healthcare
Healthcare gross profit and gross margin is summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019	% Change
Diagnostic Services gross profit	$6,758	$10,237	(34.0)%
Diagnostic Services gross margin	17.2%	21.5%

Diagnostic Imaging gross profit	3,391	5,136	(34.0)%
Diagnostic Imaging gross margin	34.0%	37.0%

Total healthcare gross profit	$10,149	$15,373	(34.0)%
Total healthcare gross margin	20.6%	25.0%

The decrease in Diagnostic Services and Diagnostic Imaging gross profit is mainly due to the COVID-19 pandemic impact and the associated public health measures in place, which directly reduced scanning revenue and camera sales. While management proactively applied measures to contain costs during the pandemic, there were fixed costs which resulted in the decrease in gross margin.
Star Building & Construction
Star Building & Construction gross profit and margin is summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019	% Change
Building and Construction gross profit	$4,047	$2,013	101.0%
Building and Construction gross margin	14.0%	17.9%

The increase in building and construction gross profit is mainly due to the fact that 2020 includes a full year of operational data from this segment as compared to a portion of the year in 2019 and increased revenue from KBS’ two large commercial projects. Gross profit of our Star Building & Construction business for Q4 2020 decreased by 12.8%, from prior year same period, due to the negative effect of higher raw material prices.
Star Real Estate & Investments
Star Real Estate & Investments gross profit and margin is summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019	% Change
Real Estate and Investments gross profit	$(209)	$(226)	(7.5)%
Real Estate and Investments gross margin	(401.9)%	(275.6)%
Star Real Estate & Investments manages three manufacturing facilities which it leases to KBS and investment vehicles through LSVM. Its negative gross profit relates to depreciation expense and the write-off of some of the assets included with the three manufacturing facilities acquired in April 2019.
Operating Expenses
Operating expense are summarized as follows (in thousands):

	Year Ended December 31,				Percent of Revenues
	2020	2019	$ Change	% Change	2020	2019
Selling, general and administrative	$18,635	$15,898	$2,737	17.2%	23.8%	21.8%
Amortization of intangible assets	2,124	829	1,295	156.2%	2.7%	1.1%
Merger and financing costs	—	2,342	(2,342)	—%	—%	3.2%
Goodwill impairment	436	—	436	—%	0.6%	—%
Total operating expenses	$21,195	$19,069	$2,126	11.1%	27.1%	26.1%
Total operating expenses increased $2.1 million, or 11.1%, for the year ended December 31, 2020 compared to the prior year. The increase was due in part to the additional $3.0 million sales, marketing and general and administrative expenses from the building and construction segment. We also recognized an additional $1.3 million in amortization of intangibles and a $0.4 million write-down of goodwill. Much of the total increase in operating expenses was offset by $2.3 million worth of savings in merger and acquisition expenses. We also experienced a $0.3 million savings in sales and general and administrative expenses in the healthcare segments.
The $1.3 million increase in amortization of intangible assets was primarily due to $19.5 million of additional intangible assets related to the ATRM Acquisition on September 10, 2019.
Goodwill non-cash impairment charges increased by $0.4 million compared to the prior year, primarily as a result of an impairment recorded during the fourth quarter of 2020 in our EBGL reporting unit. See Note 9. Goodwill, within the notes to our accompanying consolidated financial statements for further information.
Other Income (Expense)
Total other income (expense) is summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019
Other income (expense), net	$3,344	$(133)
Interest expense, net	(1,292)	(746)
Loss on extinguishment of debt	—	(151)
Total other income (expense)	$2,052	$(1,030)
Other income was generated from $2.5 million in partial forgiveness on PPP Loans taken during 2020 (see Note 10. Debt within the notes to our accompanying consolidated financial statements), the settlement of an aged Massachusetts sales and use tax payable at KBS and the settlement of legacy legal costs at ATRM, the immediate parent of our Building & Construction businesses, as well as unrealized gains from equity securities.

The increase in interest expense comes from additional acquired debt in the Building & Construction business, despite a significant reduction in interest rates on the substantial portion of our total debt which is based on a floating rate.
The loss on extinguishment of debt for the year ended December 31, 2019, is related to the write-off of unamortized deferred financing costs related to the termination of our prior revolving credit facility with Comerica on March 29, 2019. See Note 10. Debt, within the notes to our accompanying consolidated financial statements for further information regarding interest expense and loss on extinguishment of debt.
Income Tax (Expense) Benefit
Intraperiod allocation rules require us to allocate our provision for income taxes between continuing operations and other categories or comprehensive income (loss) such as discontinued operations. During the twelve months ended December 31, 2020, and 2019, a tax provision of $0.1 million and tax benefit of $0.2 million were recorded in continuing operations, respectively. For the year ended December 31, 2020, the Company recorded a tax expense of $22 thousand to discontinued operations. For the year ended December 31, 2019, the Company recorded a benefit of $0.1 million to discontinued operations. As described in Note 4. Discontinued Operations, the results of our Mobile Healthcare reportable segment have been reported as discontinued operations for the current and prior year.
See Note 14. Income Taxes, within the notes to our accompanying consolidated financial statements for further information.
Loss from Discontinued Operations
As described in Note 4. Discontinued Operations, within the notes to our accompanying consolidated financial statements, the results of our mobile healthcare reportable segment have been reported as discontinued operations for all periods presented.
Liquidity and Capital Resources
Overview
Cash Flows from Operating Activities
For the year ended December 31, 2020, net cash used in operating activities was $5.0 million, as compared to $0.4 million of net cash generated from operating activities in 2019, resulting in an increase in net cash used in operating activities of $5.5 million. The increase in net cash used in operating activities resulted primarily from working capital investments made in our Building & Construction businesses during 2020, principally into KBS, as well as a higher net loss caused by reduced revenues due to the COVID-19 impact on our businesses, particularly on our Digirad Health division.

Cash Flows from Investing Activities

For the year ended December 31, 2020, net cash used in investing activities was $1.3 million, as compared to $5.8 million of net cash used by investing activities in 2019. The $4.5 million decrease in net cash used in investing activities primarily reflects a return to normalized capital expenditure as we had paid $5.2 million in 2019 to acquire the three factories from KBS prior to purchasing the full Building & Construction business later that year when we closed the acquisition of ATRM.

Cash Flows from Financing Activities

For the year ended December 31, 2020, net cash generated from financing activities was $8.1 million, as compared to net cash generated from financing activities of $5.7 million in 2019, resulting in an increase in net cash generated from financing activities of $2.4 million. The increase was attributable to proceeds from the Paycheck Protection Program (“PPP”) loan of $6.7 million in late April and early May and net proceeds from our common stock offering of $5.2 million in late May, partially offset by a $3.2 million net reduction in principal on existing debt.
Cash Flows
The following table shows cash flow information for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Net cash (used in) provided by operating activities	$(4,953)	$400
Net cash used in investing activities	$(1,332)	$(5,818)
Net cash provided by financing activities	$8,060	$5,666

Sources of Liquidity
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations, and availability on our revolving lines of credit from our credit facility with Sterling National Bank, our three credit facilities with Gerber Finance, Inc and one credit facility with Premier. As of December 31, 2020, we had $3.2 million of cash and cash equivalents, as well as approximately $7.3 million in undrawn capacity on our $20.0 million Sterling National Bank revolving line of credit. The Gerber facilities directly support our Building & Construction businesses. As of December 31, 2020, we were fully drawn in terms of available capacity at $1.1 million on the KBS revolver and $2.0 million on the EBGL revolver. However, those facilities have loan limits of $4.0 million and $3.0 million, respectively, and we expect to be able to use more of that availability as our borrowing base increases with higher production levels.
Liquidity Outlook
We require capital, principally for capital expenditures, acquisition activity, dividend payments and to finance accounts receivable and inventory. Our working capital requirements vary from period to period depending on inventory requirements, the timing of deliveries, and the payment cycles of our customers. Our capital expenditures consist of medical imaging and diagnostic devices utilized in the provision of our services, as well as vehicles and information technology hardware and software. In addition, we are putting in place capital expenditure programs in the Building & Construction business in order to improve operations and expand our production output. Generally, this business is not capital intensive, although we had to augment working capital significantly in 2020, especially at KBS, to support higher production levels.
The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. We incurred net losses from continuing operations of approximately $7.2 million and $1.9 million for the twelve months ended December 31, 2020 and 2019, respectively. We have an accumulated deficit of $125.0 million and $118.5 million as of December 31, 2020 and 2019, respectively. Net cash used in operations of $5.0 million for the twelve months ended December 31, 2020 compared to net cash provided by operations of $0.4 million for the same prior year period in 2019. The Company will need to secure additional future financing to accomplish its business plan over the next several years and that there can be no assurance on the availability or terms upon which such financing and capital mat be available in the future.
Regarding our debt, GAAP rules require us to classify $18.4 million as short-term debt, as of December 31, 2020. However, $12.7 million of our debt allocation to short-term relates to the balance on our revolving line of credit with Sterling. This debt primarily supports our healthcare business and the SNB Loan Agreement actually matures in 2024, but GAAP rules require that the outstanding balance be classified as short-term debt, due to the automatic sweep feature embedded in the traditional lockbox arrangement along with a subjective acceleration clause in the agreement. In practice, we have the ability to immediately borrow back these daily sweeps to fund our working capital.
An additional $3.1 million of revolver debt supporting our Building & Construction businesses is classified as short-term debt. This includes the $2.0 million and $1.1 million balances on our Gerber revolvers at EBGL and KBS, respectively. These credit facilities each have an automatic annual renewal features. The remaining $2.5 million of our short-term debt includes $1.9 million worth of a PPP loan, which is expected to be forgiven within 2021, as well as $0.6 million representing the current portion of a long-term term loan. Although we were in breach of certain debt covenants on the Building & Construction revolvers, Gerber delivered waivers and we are not in default on this or any other portions of our debt.
Further, the short-term classification of the SNB revolver is a technical GAAP presentation requirement given the traditional lockbox arrangement. The revolver directly supports our healthcare business, but may be drawn to fund non-healthcare operations as long as we maintain a $4 million cushion of excess availability following any non-healthcare distributions. As of December 31, 2020 we had $7.3 million in excess availability on the SNB revolver and were in compliance with all covenants related to this facility, as further discussed in Note 10. Debt, within the notes to our accompanying consolidated financial statements below.
Additional short-term related-party debt is held by Mr. Eberwein, our Executive Chairman, totaling approximately $2.3 million at December 31, 2020. Mr. Eberwein has committed to provide financial support to the Company by providing written assurances that he will (1) extend and not force repayment of this debt, which was due October 2020, until five business days after the closing date of the DMS Sale Transaction, the date when the Note is no longer subject to a certain subordinate letter agreement with Gerber, or to June 30, 2022.; and (2) extend through June 2021 the Company’s put option with him with respect to $1.0 million in Company Preferred Stock. See Note 16. Related Party Transactions, within the notes to our accompanying consolidated financial statements, for information regarding the financial support provided by Mr. Eberwein. We expect to fully payoff this debt from proceeds generated upon the closing of the DMS sale.

Management believes that we have the liquidity and operations to continue to support the business through the next 12 months from the issuance of this Annual Report. Our ability to continue as a going concern is dependent on our ability to execute our plans.

Common Stock Offering

On May 28, 2020, we closed a public offering (the “Offering”) of 2,225,000 shares of our common stock, and 2,225,000 warrants (the “Warrants”) to purchase up to 1,112,500 additional shares of our common stock. The Offering price was $2.24 per share of common stock and $0.01 per accompanying Warrant (for a combined Offering price of $2.25), initially raising $5.0 million in gross proceeds before underwriter discounts and offering-related expenses. The underwriting agreement (the “Underwriting Agreement”) we entered into with Maxim Group LLC (“Maxim”), as representative of the underwriters, for the Offering contained customary representations, warranties, and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and Maxim and certain other obligations.

Pursuant to the terms of the Underwriting Agreement, we granted to Maxim an option for a period of 45 days (the “Over-Allotment Option”) to purchase up to 225,000 additional shares of our common stock and 225,000 Warrants to purchase up to an additional 112,500 shares of our common stock. Effective as of the closing of the Offering, Maxim exercised the Over-Allotment Option for the purchase of 225,000 Warrants for a price of $0.01 per Warrant. On June 10, 2020, Maxim exercised the Over-Allotment Option for the purchase of 225,000 shares of our common stock for a price of $2.24 per share, before underwriting discounts. The closing of the sale of the over-allotment shares brought the total number of shares of common stock we sold in the Offering to 2,450,000 shares, and total gross proceeds to approximately $5.5 million. In addition, the Company received $0.5 million from investors in the Offering throughout the balance of 2020 due to the exercise of a portion of the Warrants sold in the Offering, bringing the total gross proceeds from equity issuance to $6.0 million.

The net proceeds to the Company from the Offering and Warrant exercises in 2020 were approximately $5.2 million (inclusive of the exercise of the over-allotment option), after deducting underwriter fees and offering-related expenses estimated at $0.8 million. We used a significant portion of the net proceeds from the Offering to fund working capital needs at our Building & Construction businesses, particularly related to modular housing projects which we produced at KBS for the for Boston-area projects. The remainder of the net proceeds is being used for working capital and for other general corporate purposes. We have broad discretion in determining how the proceeds of the Offering is used, and our discretion is not limited by the aforementioned possible uses.

Credit Facilities
Sterling Credit Facility
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “SNB Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers (collectively, the “SNB Borrowers”); the Company, as guarantor; and Sterling National Bank, a national banking association, as lender (“Sterling” or “SNB”).
The SNB Loan Agreement is a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for revolving loans (the “SNB Credit Facility”). Under the SNB Credit Facility, the SNB Borrowers can request the issuance of letters of credit in an aggregate amount not to exceed $0.5 million at any one time outstanding. The borrowings under the SNB Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding. As of December 31, 2020, the Company had $0.2 million of letters of credit outstanding and had additional borrowing capacity of $7.3 million.
At the Borrowers’ option, the SNB Credit Facility will bear interest at either (i) a Floating LIBOR Rate, as defined in the Loan Agreement, plus a margin of 2.50% per annum; or (ii) a Fixed LIBOR Rate, as defined in the Loan Agreement, plus a margin of 2.25% per annum. As our largest single debt outstanding, our floating rate on this facility at the end of 2020 was 2.64%.
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
On March 29, 2019, in connection with the Company’s entry into the SNB Loan Agreement, Jeffery E. Eberwein, the Executive Chairman of the Company’s board of directors, entered into Limited Guaranty Agreement (the “SNB Eberwein Guaranty”) with SNB pursuant to which he guaranteed to SNB the prompt performance of all the Borrowers’ obligations to SNB under the SNB Loan Agreement, including the full payment of all indebtedness owing by Borrowers to SNB under or in connection with the SNB Loan Agreement and related SNB Credit Facility documents. Mr. Eberwein’s obligations under the SNB Eberwein Guaranty are limited in the aggregate to the amount of (a) $1.5 million, plus (b) reasonable costs and expenses of SNB incurred in connection with the SNB Eberwein Guaranty. Mr. Eberwein’s obligations under the SNB Eberwein Guaranty terminate upon the Company and Borrowers achieving certain milestones set forth therein.
In connection with the SNB Credit Facility, in the year ended December 31, 2019, the Company recognized a $0.2 million loss on extinguishment due to the write off of unamortized deferred financing costs associated with our prior revolving credit facility with Comerica.
At December 31, 2020 and 2019, the Company was in compliance with all covenants.
On February 1, 2021, we entered into an amendment to the SNB Loan Agreement, which is described in more detail in Note 19. Subsequent Events, within the notes to our accompanying consolidated financial statements.
ATRM Loan Agreements
As of December 31, 2020, ATRM had outstanding revolving lines of credit of approximately $3.1 million. Our debt through ATRM primarily included (i) $1.1 million principal outstanding on KBS’s $4.0 million revolving credit facility under a Loan and Security Agreement, dated February 23, 2016, (as amended, the “KBS Loan Agreement”), with Gerber Finance Inc. (“Gerber”) and (ii) $2.0 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a Revolving Credit Loan Agreement, dated June 30, 2017 (as amended, the “Premier Loan Agreement”) with Premier Bank (“Premier”), net of an immaterial amount of unamortized financing fees. As of December 31, 2020, ATRM was at the maximum borrowing capacity under both revolving lines of credit, based on the inventory and accounts receivable on that day which fluctuates weekly.
See Note 16. Related Party Transactions, for information regarding certain ATRM promissory notes that are outstanding.

KBS Loan Agreement
On February 23, 2016, ATRM, KBS and Main Modular Haulers, Inc. (a subsidiary of ATRM) entered into a Loan and Security Agreement (as amended, the “KBS Loan Agreement”) with Gerber. The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory and other collateral. The KBS Loan Agreement, which was scheduled to expire on February 22, 2018, has been automatically extended for successive one (1) year periods in accordance with its terms and is now scheduled to expire on February 22, 2022. The KBS Loan Agreement will be automatically extended for another one (1) year period unless a party thereto provides prior written notice of termination. As of December 31, 2020, neither party has provided notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, equating to 6.00% at December 31, 2020, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the KBS Loan Agreement. The KBS Loan Agreement contains representations, warranties, affirmative and negative covenants, defined events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintain a maximum leverage ratio (as defined in the KBS Loan Agreement) and KBS not incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement. The borrowings under the KBS Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding. At December 31, 2020, approximately $1.1 million was outstanding under the KBS Loan Agreement.
The parties to the KBS Loan Agreement have amended the KBS Loan Agreement to provide for increased availability under the KBS Loan Agreement to KBS under certain circumstances, including for new equipment additions, and certain other changes, as well as a waiver of certain covenants.
As of December 31, 2020 and 2019, KBS was not in compliance with the financial covenants requiring no net annual post-tax loss for KBS or the minimum leverage ratio covenant as of 2020. The occurrence of any event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable. In April 2019, June 2019, February 2020 and February 2021, we obtained a waiver from Gerber for these events.
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
On January 5, 2021, Gerber and KBS entered into a Sixteenth Amendment to Loan Agreement (the “Sixteenth Amendment”). The Sixteenth Amendment changed certain definitions under the KBS Loan Agreement to increase the inventory assets against which funds can be borrowed.

On February 26, 2021 Gerber and KBS entered into a Seventeenth Amendment to Loan Agreement (the Seventeenth Amendment”). The Seventeenth Amendment provided the waiver to the 2020 covenant breach and amended the financial covenants. The financial covenants under the KBS Loan Agreement, as amended, provide that (i) KBS shall make no distribution, transfer, payment, advance, or contribution of cash or property which would constitute a restricted payment; (ii) KBS shall report annual post-tax net income at least equal to (a) $385 thousand for the trailing 6-month period ending June 30, 2021 and b) $500 thousand for the trailing fiscal year end December 31, 2021; and (iii) a minimum EBITDA at June 30, 2021 of more than $880 thousand or at December 31, 2021 of more than $1.5 million.
EBGL Premier Note
On June 30, 2017, EdgeBuilder and Glenbrook (together, EBGL) entered into a Revolving Credit Loan Agreement (as amended, the “Premier Loan Agreement”) with Premier providing EBGL with a working capital line of credit of up to $3.0 million. The Premier Loan Agreement replaced the prior revolving credit facility under a loan and security agreement with Gerber (the “EBGL Loan Agreement”), which was terminated on the same date and all obligations of EBGL and ATRM in favor of Gerber in connection with the EBGL Loan Agreement were extinguished.

Availability under the Premier Loan Agreement is based on a formula tied to EBGL’s eligible accounts receivable, inventory and equipment, and borrowings bear interest at the prime rate plus 1.50%, with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement was scheduled to expire on June 30, 2018, but was extended multiple times by Premier through January 31, 2023. The Premier Loan Agreement may be further extended from time to time at our request, subject to approval by Premier. EBGL’s obligations under the Premier Loan Agreement are secured by all of their inventory, equipment, accounts and other intangibles, fixtures and all proceeds of the foregoing.
On January 31, 2020, contemporaneously with the execution and delivery of the Star Loan Agreement and EBGL Loan Agreement described below, Glenbrook and EdgeBuilder entered into an Extension and Modification Agreement (the “Modification Agreement”) with Premier that modified the terms of the Revolving Credit Promissory Note (the “Premier Note”) made by Glenbrook and EdgeBuilder pursuant to the Premier Loan Agreement. Pursuant to the Modification Agreement, the amount of indebtedness evidenced by the Premier Note was reduced to $1.0 million, and the Premier Note was modified to, among other things: (a) extend the Final Maturity Date (as defined in the Premier Note) of the Premier Note to January 31, 2023, and (b) set the interest that the Premier Note will bear at 5.75% per annum. As a condition to close and to then later extend the term of the Premier Loan Agreement, ATRM and Mr. Eberwein executed a guaranty in favor of Premier, which has, through the multiple extensions described above, been extended through January 1, 2023, under which ATRM and Mr. Eberwein have absolutely and unconditionally guaranteed all of EBGL’s obligations under the Premier Loan Agreement. As of December 31, 2020, approximately $0.7 million was outstanding under the Premier Loan Agreement.
Gerber Star and EBGL Loans
On January 31, 2020, SRE, 947 Waterford Road, LLC (“947 Waterford”), 300 Park Street, LLC (“300 Park”), and 56 Mechanic Falls Road, LLC (“56 Mechanic” and together with SRE, 947 Waterford, and 300 Park, (the “Star Borrowers”), each an Investments Subsidiary, and the Company, ATRM, KBS, EdgeBuilder, and Glenbrook (collectively, the “Star Credit Parties”), entered into a Loan and Security Agreement (as amended, the “Star Loan Agreement”) with Gerber providing the Star Borrowers with a credit facility with borrowing availability of up to $2.5 million ($2.0 million and $0.5 million to KBS and EBGL, respectively) (the “Star Loan”). The advance of $2.0 million to KBS is to be repaid in monthly installments of sixty (60) consecutive equal payments. The advance of $0.5 million to EBGL, which has been temporarily increased by $0.3 million due to be repaid on April 30, 2020, is to be repaid in monthly installments of twelve (12) consecutive equal payments. On February 20, 2020, the Star Borrowers entered into a First Amendment to Loan and Security Agreement (the “First Star Amendment”) with Gerber that amended the Star Loan Agreement in order to (i) temporarily advance $0.3 million to EBGL, which amount is to be repaid to Gerber on or before April 30, 2020; (ii) clarify that Gerber can make multiple advances under the Star Loan Agreement, and (iii) to correct the maturity date of the Star Loan. On April 30, 2020, the Star Borrowers entered into a Second Amendment to Loan and Security Agreement (the “Second Star Amendment”) with Gerber that amended the Star Loan Agreement in order to change terms of repayment for the advance of $0.3 million to EBGL provided for under the First Star Amendment. Under the terms of the Second Star Amendment, the advance of $0.3 million to EBGL is to be repaid in three (3) consecutive equal monthly installments on the thirtieth (30th) day in each calendar month, commencing May 30, 2020, and in a final installment on or before July 31, 2020. As of September 30, 2020, EBGL repaid $0.3 million to Gerber. As of December 31, 2020, $1.6 million was outstanding under the Star Loan Agreement.

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
On March 5, 2020, the EBGL Borrowers entered into a First Amendment to Loan and Security Agreement (the “First EBGL Amendment”) with Gerber that amended the EBGL Loan Agreement and the KBS Loan Agreement in order to, among other things, include a pledge $0.3 million of cash collateral by LSVI under the EBGL Loan Agreement which, prior to the First EBGL Amendment, was pledged by LSVI in connection with the KBS Loan Agreement. On July 1, 2020, the EBGL Borrowers entered into a Second Amendment to Loan and Security Agreement that amended the EBGL Loan Agreement in order to, among other things, terminate the pledge of $0.3 million in cash collateral. On February 26, 2021, the EBGL Borrowers entered into a third amendment to the EBGL Loan Agreement (the “Third EBGL Amendment”) pursuant to which the Company and Gerber agreed to, among other things, eliminate the minimum leverage ratio covenant, lower the minimum EBITDA, and require the borrowers to not incur a net operating loss on bi-annual basis. The Third EBGL Amendment also discharged the EBGL Eberwein Guaranty (described below) and removed Mr. Eberwein as an ancillary guarantor from the EBGL Loan Agreement. As of December 31, 2020 , $2.0 million was outstanding under the revolving credit facility.
Availability under the Star Loan Agreement is based on a formula tied to the value of real estate owned by the Star Borrowers, and borrowings bear interest at the prime rate plus 3.5% per annum. Availability under the EBGL Loan Agreement is based on a formula tied to the EBGL Borrowers’ eligible accounts receivable and inventory, and borrowings bear interest at the prime rate plus 2.75% per annum. The Loan Agreements also provide for certain fees payable to Gerber during their respective terms. The Star Loan matures on the earlier of (a) January 1, 2025 or (b) the termination, the maturity or repayment of the EBGL Loan. The EBGL Loan matures on the earlier of (a) January 1, 2022, unless extended, or (b) the termination, the maturity or repayment of the Star Loan. The maturity of the EBGL Loan is automatically extended for successive periods of one (1) year each unless terminated by Gerber or the EBGL Borrowers. The borrowings under the EBGL Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding.
The obligations of the EBGL Borrowers under the EBGL Loan Agreement are guaranteed by the EBGL Credit Parties and are secured by substantially all the assets of the EBGL Borrowers and the EBGL Credit Parties.
The obligations of the Star Borrowers under the Star Loan Agreement are guaranteed by the Star Credit Parties and are secured by substantially all the assets of the Star Borrowers and the Star Credit Parties. Contemporaneously with the execution and delivery of the Star Loan Agreement, Jeffrey E. Eberwein, the Executive Chairman of the Company’s board of directors, executed and delivered a Guaranty (the “Gerber Eberwein Guaranty”) to Gerber pursuant to which he guaranteed the performance of all the Star Borrowers’ obligations to Gerber under the Star Loan Agreement, including the full payment of all indebtedness owing by the Star Borrowers to Gerber under or in connection with the Star Loan Agreement and related financing documents. Mr. Eberwein’s obligations under the Gerber Eberwein Guaranty are limited in the aggregate to the amount of (a) $2.5 million, plus (b) costs of Gerber incidental to the enforcement of the Gerber Eberwein Guaranty or any guaranteed obligations. On March 5, 2020, contemporaneously with the execution and delivery of the First EBGL Amendment, Mr. Eberwein, the Executive Chairman of the Company’s board of directors, executed and delivered a Guaranty (the “EBGL Eberwein Guaranty”) to Gerber pursuant to which he guaranteed the performance of all the EBGL Borrowers’ obligations to Gerber under the EBGL Loan Agreement, including the full payment of all indebtedness owing by the EBGL Borrowers to Gerber under or in connection with the EBGL Loan Agreement and related financing documents. Mr. Eberwein’s obligations under the EBGL Eberwein Guaranty are limited in the aggregate to the amount of (a) $0.5 million, plus (b) costs of Gerber incidental to the enforcement of the EBGL Eberwein Guaranty or any guaranteed obligations.
On February 26, 2021, the Star Borrowers entered into a third amendment to the Star Loan Agreement (the “Third Star Amendment”) with Gerber that, among other things, amended the contract rate to prime rate plus 3% and discharged the $2.5 million Gerber Eberwein Guaranty.

The Star Loan Agreement and EBGL Loan Agreement contains representations, warranties, affirmative and negative covenants, events of default and other provisions customary for financings of this type. The financial covenants under the EBGL Loan Agreement applicable to the EBGL Borrowers include maintenance of a minimum tangible net worth, a minimum debt service coverage ratio and minimum net income. The Financial covenants under the Star Loan Agreement applicable to the Star Borrowers include a minimum debt service coverage ratio. The occurrence of any event of default under the Loan Agreements may result in the obligations of the Borrowers becoming immediately due and payable. As of December 31, 2020, EBGL was not in compliance with the financial covenants under the Star Loan Agreement and EBGL Loan Agreement as of 2020. The occurrence of any event of default under the EBGL Loan Agreement may result in EBGL’s obligations under the EBGL Loan Agreement becoming immediately due and payable. In February 2021, we obtained a waiver from Gerber for these events and, as part of the Third EBGL Amendment (described above), the Company and Gerber agreed to, among other things, eliminate the minimum leverage ratio covenant, lower the minimum EBITDA, and require the borrowers to not incur a net operating loss on bi-annual basis, as well as discharge the EBGL Eberwein Guaranty.
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
On May 11, 2020, the Company and each of Digirad Imaging Solutions, Inc. (“DIS”), DMS Imaging, Inc. (“DMS Imaging”) and DMS Health Technologies, Inc. (“DMS Health”), each a direct or indirect wholly owned subsidiary of the Company, executed a separate promissory note evidencing unsecured loans under the PPP. The promissory note executed by the Company, dated May 7, 2020, is for $0.8 million (the “Company Note”); the promissory note executed by DIS, dated May 5, 2020, is for $3.0 million (the “DIS Note”); the promissory note executed by DMS Imaging, dated May 5, 2020, is for $1.6 million (the “DMS Imaging Note”) and the promissory note executed by DMS Health, dated May 7, 2020, is for $0.1 million (the “DMS Health Note”). The Company Note, the DIS Note, the DMS Imaging Note, and the DMS Health Note are referred to together as the “Healthcare Notes”. The Construction Notes and the Healthcare Notes are referred to collectively as the “PPP Notes” and each promissory note individually as a “PPP Note”. As of December 31, 2020, the $1.6 million DMS Imaging Note, the $0.1 million DMS Health Note, and the $0.8 million Company Note were forgiven. In first quarter 2021, $0.4 million of the Glenbrook Note and EdgeBuilder Note, and $0.8 million of the KBS Note were forgiven; therefore, the DIS Loan is the only PPP Note that remains outstanding.
The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The loans evidenced by the Construction Notes are being made through Bremer Bank (“Bremer”) as lender, and the loans evidenced by the Healthcare Notes are being made through Sterling as lender.
The loans evidenced by the PPP Notes (the “PPP Loans”) have two-year terms and bear interest at a rate of 1.00% per annum. Monthly principal and interest payments under the PPP Loans are deferred for ten months after the end of covered periods. Beginning eleven months from the date of a PPP Note, unless fully forgiven prior thereto, the applicable borrower will pay to its lender thereunder a monthly principal and interest payments. The PPP Loans may be prepaid at any time prior to maturity with no prepayment penalties. The Construction Notes mature on April 30, 2022, and the Healthcare Notes mature two years from the date the loans under the Healthcare Notes are disbursed. Loans under the Company Note and the DIS Note were disbursed on May 12, 2020, and the loans under the DMS Health Note and DMS Imaging Note were disbursed on May 13, 2020.
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

Under the terms of the CARES Act, recipients of loans under the PPP can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and certain other eligible costs. However, no assurance is provided that forgiveness for any portion of the PPP Loans will be obtained and even if forgiveness is granted the PPP Loans may remain subject to review and audit due to all affiliated PPP Notes equaling more than $2 million.
In order to apply for the PPP Loans, we were required to certify, among other things, that the current economic uncertainty made the PPP Loans request necessary to support ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The Company is continuing to evaluate the criteria and new guidance put out by the SBA regarding loan forgiveness and the procedures to seek loan forgiveness. As of December 31, 2020, $2.5 million of the Company Note, DMS Imaging Note and DMS Health Note were forgiven and in first Quarter 2021, an additional $1.2 million of the KBS Note, Glenbrook Note, and EdgeBuilder Note were forgiven. The Company has sought full loan forgiveness from the SBA for the DIS Note based on the satisfaction of applicable criteria and guidelines and is currently undergoing the mandated audit for all PPP loans over $2 million. PPP Loan forgiveness is sought under the belief that all entities requesting loan forgiveness have met the stated criteria and guidelines provided by the SBA and terms of the CARES Act; however, no assurance can be provided that forgiveness of the rest of PPP Loans will be obtained.

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
See Note 10. Debt, within the notes to our consolidated financial statements for further detail.
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments, the most critical of which are those related to business combination, revenue recognition, goodwill valuation, and income taxes. Furthermore, the impact on accounting estimates and judgements on the Company’s financial condition and results of operations due to COVID-19 has introduced additional uncertainties. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.
During the twelve months ended December 31, 2020, we reclassified our Mobile Healthcare segment to assets held for sale. Assets and liabilities are classified as held for sale when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the assets; (2) the assets are available for immediate sale, in their present condition, subject only to terms that are usual and customary for sale of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; (4) the sale of the assets is probable and is expected to completed within one year; (5) the assets are being actively marketed for a price that is reasonable in relation to their current fair value; and (6) actions required to complete he plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. When all of these criteria have been met, the assets (and liabilities) are classified as held for sale in the balance sheet for the current and comparative reporting periods. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation and amortization of assets ceases upon designation as held for sale. The assets and liabilities held for sale are recorded on our Consolidated Balance Sheets as Assets held for sale and Liabilities held for sale, respectively. The profits and losses are presented on the Consolidated Statements of Operations as discontinued operations for the current and prior periods.

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

See “Trends and Drivers—Acquisition of ATRM Holdings, Inc.” above for a description of the ATRM Acquisition.
Revenue Recognition
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
Revenue recognition is evaluated on a contract basis. Performance obligations are satisfied over time as work progresses or at a point in time. A performance obligation is satisfied over time if we have an enforceable right to payment, including a reasonable profit margin. Determining if an enforceable right to payment includes a reasonable profit margin requires judgment and is assessed on a contract by contract basis. For contracts requiring over time revenue recognition, the selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We use a cost-based input measurement of progress because it best depicts the transfer of assets to the customer, which occurs as costs are incurred during the manufacturing process or as services are rendered. Under the cost-based measure of progress, the extent of progress towards completion is measured based on the costs incurred to date.
Goodwill valuation
We review goodwill for impairment on an annual basis during the fourth quarter, as well as when events or changes in circumstances indicate that the carrying value may not be recoverable. We begin the process by assessing qualitative factors in determining whether it is more likely than not that the fair value of reporting unit is less than its carrying amount. After performing the aforementioned assessment and upon review of the results of such assessment, we may begin performing impairment analysis by quantitatively comparing the fair value of the reporting unit to the carrying value of the reporting unit, including goodwill. Impairment charge for goodwill is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value and such loss should not exceed the total goodwill allocated to the reporting unit.
The Company recorded goodwill of $8.2 million associated with the acquisition of ATRM during the year ended December 31, 2019. The Company recorded a goodwill impairment of $0.4 million for EBGL during the year ended December 31, 2020. See Note 9. Goodwill, for further information.

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
New Accounting Pronouncements
See Note 3. Basis of Presentation and Significant Accounting Policies, within the notes to our accompanying consolidated financial statements for discussion of our discussion of new accounting pronouncements.
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Debt obligations under four of our Company Loan Agreements are subject to variable rates of interest based on LIBOR, the administrative agent’s prime rate or the U.S. federal funds rate. A 100 basis point increase in the underlying interest rate would result in an additional annual interest expense of approximately $0.2 million, assuming related debt of $15.8 million, which is the amount of outstanding borrowings at December 31, 2020.
The Company’s approach to interest rate risk is to balance borrowings between fixed rate and variable rate debt as management deems appropriate. At December 31, 2020, the Company’s borrowings under the Credit Agreements are all at variable rates, except for ATRM Notes Payable and Paycheck Protection Program Loan.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STAR EQUITY HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Star Equity Holdings, Inc.
Old Greenwich, Connecticut

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Star Equity Holdings, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, mezzanine and stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement to Correct 2019 Misstatement

As discussed in Note 2 to the consolidated financial statements, the 2019 consolidated financial statements have been restated to correct a misstatement.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill

As described in Note 9 to the Company’s consolidated financial statements, the Company's consolidated goodwill balance was $9.5 million as of December 31, 2020 which was allocated between 3 reporting units. During the fourth quarter of 2020, the Company determined one of the reporting units was impaired and recorded an impairment loss of $0.4 million. To estimate the fair value of its reporting units, the Company uses both an income approach and a market approach. The income approach requires management to make significant estimates and judgments regarding future cash flows that are based on a number of factors including actual operating results, forecasted revenue and expenses, discount rate assumptions, and long-term growth rate assumptions. The market approach requires the use of multiples based on financial metrics for both acquisitions and peer group companies.

We identified the valuation of goodwill as a critical audit matter. The principal considerations for our determination are the subjective and complex assumptions used in determining the fair value of reporting units under both the income approach and market approach. Auditing these estimates and related assumptions involved especially challenging and subjective auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the reasonableness of management’s judgments and assumptions used in the income approach to forecasts of future revenues and expenses by performing certain procedures through: (i) comparing the forecasts to internal communications to management and the Board of Directors, (ii) evaluating the impact of alternative assumptions on the valuation and comparing to management’s estimate, and (iii) evaluating whether the forecasts were consistent with evidence obtained in other areas of the audit, including assessing the projected impact of the COVID-19 pandemic on the industry and the forecasted recovery period for the industry.

•Evaluating the reasonableness of management’s judgments in determining peer group companies under the market approach.

•Utilizing personnel with specialized knowledge and skill of valuation techniques to assist in: (i) testing the underlying source information utilized in the market approach, (ii) assessing the appropriateness and relative weighting of valuation methods, (iii) testing the mathematical accuracy of the Company’s calculations, (iv) evaluating the reasonableness of the discount rate used in the income approach, (v) evaluating the reasonableness of certain assumptions used in the market approach, and (vi) verifying the reasonableness of the fair value estimate derived from the market approach using comparable fair value data from comparable peer companies.

Going Concern Assessment

As described in Note 3 to the Company’s consolidated financial statements, the Company has incurred net losses from continuing operations, has an accumulated deficit and has net cash used in operations. As of December 31, 2020, the Company was in breach of certain covenants, for which the Company obtained waivers from the lender. The determination as to whether the Company can continue as a going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management concluded that the Company has sufficient liquidity and cash flows from operations to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements which is dependent on management’s ability to execute their plans.

We identified the Company’s going concern assessment as a critical audit matter due to the subjective judgments and assumptions required of management in assessing going concern uncertainty and in preparing a forecast of future cash flows, covenant compliance and borrowing capacity. Auditing these matters involved challenging and subjective auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•Obtaining an understanding of management’s plan regarding future operations and sources of liquidity.
•Analyzing the reasonableness of management’s judgements and assumptions used in the forecast of future cash flows for the next twelve months from the issuance of these consolidated financial statements by comparing to historic cash flows and underlying management assumptions.

•Testing management’s forecast of compliance with debt covenants for the next twelve months from the issuance of these consolidated financial statements.
•Evaluating the potential impact of acceleration of debt due to any expected violation of covenants, assessing additional funding relating to commitments from a related party and the deferring of maturity dates for related party debt.
•Assessing management’s plans in the context of other audit evidence obtained during the audit to determine whether such information supported or contradicted the conclusions reached by management.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2015.
San Diego, California
March 29, 2021

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year ended December 31,
	2020	2019
Revenues:
Healthcare	$49,232	$61,595
Building and Construction	28,879	11,257
Real Estate and Investments	52	82
Total revenues	78,163	72,934
Cost of revenues:
Healthcare	39,083	46,222
Building and Construction	24,832	9,244
Real Estate and Investments	261	308
Total cost of revenues	64,176	55,774
Gross profit	13,987	17,160

Operating expenses:
Selling, general and administrative	18,635	15,898
Amortization of intangible assets	2,124	829
Merger and financing costs	—	2,342
Goodwill impairment	436	—
Total operating expenses	21,195	19,069
Loss from continuing operations	(7,208)	(1,909)
Other income (expense):
Other income (expense), net	3,344	(133)
Interest expense, net	(1,292)	(746)
Loss on extinguishment of debt	—	(151)
Total other income (expense)	2,052	(1,030)
Loss from continuing operations before income taxes	(5,156)	(2,939)
Income tax (provision) benefit	(129)	199
Loss from continuing operations, net of income taxes	(5,285)	(2,740)
Loss from discontinued operations, net of income taxes	(1,172)	(1,887)
Net loss	(6,457)	(4,627)
Deemed dividend on Series A cumulative perpetual preferred stock	(1,916)	(596)
Net loss attributable to common shareholders	$(8,373)	$(5,223)

Net loss per common share - basic and diluted*
Net loss per share, continuing operations	$(1.44)	$(1.34)
Net loss per share, discontinued operations	$(0.32)	$(0.92)
Net loss per share - basic and diluted	$(1.76)	$(2.27)
Deemed dividend on Series A cumulative perpetual preferred stock per share	$(0.52)	$(0.29)
Net loss per share, attributable to common shareholders - basic and diluted	$(2.29)	$(2.56)
Weighted-average shares outstanding – basic and diluted	3,659	2,041

Net loss	$(6,457)	$(4,627)
Other comprehensive loss:
Reclassification of tax provision impact	—	22
Total other comprehensive income	—	22
Comprehensive loss	$(6,457)	$(4,605)
*Earnings per share may not add due to rounding
See accompanying notes to consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	December 31,
	2020	2019 (Restated)
Assets:
Current assets:
Cash and cash equivalents	$3,225	$1,747
Restricted cash	168	240
Equity securities	35	26
Accounts receivable, net	12,975	12,916
Inventories, net	9,787	7,029
Other current assets	1,990	1,339
Assets held for sale	20,756	6,251
Total current assets	48,936	29,548
Property and equipment, net	9,762	10,286
Operating lease right-of-use assets, net	1,769	2,238
Intangible assets, net	16,900	19,023
Goodwill	9,542	9,978
Other assets	1,384	1,165
Noncurrent assets held for sale	—	18,322
Total assets	$88,293	$90,560

Liabilities, Mezzanine Equity and Stockholders’ Equity:
Current liabilities:
Accounts payable	$4,952	$6,462
Accrued compensation	2,825	3,747
Accrued warranty	214	421
Deferred revenue	2,184	1,776
Short-term debt and current portion of long-term debt	18,362	20,334
Notes payable to related parties	2,307	1,919
Operating lease liabilities	1,011	1,144
Other current liabilities	3,000	4,186
Liabilities held for sale	7,871	4,487
Total current liabilities	42,726	44,476
Long-term debt, net of current portion	3,700	740
Deferred tax liabilities	51	11
Operating lease liabilities, net of current portion	828	1,206
Other liabilities	1,059	932
Noncurrent liabilities held for sale	—	2,498
Total liabilities	48,364	49,863

Commitments and contingencies (Note 11)

Preferred stock, $0.0001 par value: 10,000,000 shares authorized: 10% Series A Cumulative Perpetual Preferred Stock 8,000,000 shares authorized, liquidation preference ($10.00 per share), 1,915,637 shares issued and outstanding at December 31, 2020 and 2019, respectively	21,500	19,602

Stockholders’ equity:
Common stock, $0.0001 par value: 30,000,000 shares authorized; 4,798,367 and 2,050,659 shares issued and outstanding (net of treasury shares) at December 31, 2020 and 2019, respectively	—	—
Treasury stock, at cost; 258,849 shares at December 31, 2020 and 2019	(5,728)	(5,728)
Additional paid-in capital	149,143	145,352
Accumulated deficit	(124,986)	(118,529)
Total stockholders’ equity	18,429	21,095
Total liabilities, mezzanine equity and stockholders’ equity	$88,293	$90,560

See accompanying notes to consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2020	2019
Operating activities
Net loss	$(6,457)	$(4,627)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	6,330	6,281
Amortization of intangible assets	3,087	1,794
Non-cash lease expense	1,561	1,461
Provision for bad debts	66	129
Stock-based compensation	524	540
Non-cash interest expense	316	185
Loss on extinguishment of debt	—	151
Loss on write-off of financing costs	—	273
Gain on disposal of discontinued operations	—	(350)
Loss (gain) on sale of assets	150	(136)
Gain on Paycheck Protection Program loan forgiveness	(2,470)	—
Goodwill impairment	436	—
Goodwill tax adjustment	—	(265)
Deferred income taxes	43	(98)
Other, net	(22)	(62)
Changes in operating assets and liabilities:
Accounts receivable	1,225	(3,325)
Inventories	(2,572)	(30)
Other assets	(1,201)	(317)
Accounts payable	(2,458)	(463)
Accrued compensation	(1,109)	211
Deferred revenue	478	155
Operating lease liabilities	(1,586)	(1,498)
Other liabilities	(1,294)	391
Net cash (used in) provided by operating activities	(4,953)	400
Investing activities
Purchases of property and equipment	(1,493)	(1,512)
Purchase of real estate from related and third parties	—	(5,180)
Proceeds from sale of property and equipment	161	1,734
Sale of equity securities	—	140
Payments to acquire interest in joint ventures	—	(1,000)
Net cash used in investing activities	(1,332)	(5,818)
Financing activities
Proceeds from borrowings	120,485	98,541
Repayment of debt	(116,301)	(91,203)
Issuances of preferred stock	—	3,000
Loan issuance costs and extinguishment costs	(317)	(662)
Net proceeds from sale and exercise of common stock, over-allotment options and warrants	5,193	—
Repayment of Gerber acquisition loan	—	(3,000)
Fees paid on issuance of preferred stock	(18)	(150)
Deferred financing costs	—	27
Taxes paid related to net share settlement of equity awards	(10)	(24)
Repayment of obligations under finance leases	(972)	(863)
Net cash provided by financing activities	8,060	5,666
Net increase in cash and cash equivalents, including cash classified within current assets held for sale	1,775	248
Less: Net increase (decrease) in cash classified within current assets held for sale	369	(342)
Net increase in cash, cash equivalents, and restricted cash	1,406	590

Cash, cash equivalents, and restricted cash at beginning of year	1,987	1,397
Cash, cash equivalents, and restricted cash at end of year	$3,393	$1,987
Supplemental Information
Cash paid during the year for interest	$965	$1,083
Cash paid during the year for income taxes	$30	$102

Non-Cash Financing Activities
Gain on Paycheck Protection Program Loan Forgiveness	$2,470	$—

See accompanying notes to consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY
(In thousands)

	Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	2,025	$—	$(5,728)	$145,430	$(22)	$(113,880)	$25,800
Issuance of preferred stock	1,916	19,156	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	540	—	—	540
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	23	—	—	(24)	—	—	(24)
Shares issued for fractional shares in conjunction with reverse stock split	—	—	2	—	—	2	—	—	2
Reclassification of tax provision impact	—	—	—	—	—	—	22	(22)	—
Fees paid on issuance of preferred stock	—	(150)	—	—	—	—	—	—	—
Accrued dividend on perpetual preferred stock	—	596	—	—	—	(596)	—	—	(596)
Net loss	—	—	—	—	—	—	—	(4,627)	(4,627)
Balance at December 31, 2019	1,916	19,602	2,050	—	(5,728)	145,352	—	(118,529)	21,095
Stock-based compensation	—	—	—	—	—	524	—	—	524
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	55	—	—	(10)	—	—	(10)
Accrued dividend on perpetual preferred stock	—	1,916	—	—	—	(1,916)	—	—	(1,916)
Net proceeds from sale and exercise of common stock, over allotment options and warrants	—	—	2,693	—	—	5,193	—	—	5,193
Fees paid on issuance of preferred stock	—	(18)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(6,457)	(6,457)
Balance at December 31, 2020	1,916	$21,500	4,798	$—	$(5,728)	$149,143	$—	$(124,986)	$18,429
See accompanying notes to consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company
Star Equity Holdings, Inc. (“Star Equity”, or the “Company”) is a diversified holding company with three divisions: Digirad Health, Star Building & Construction, and Star Real Estate & Investments. Star Equity, which was incorporated in Delaware in 1997, was formerly known as Digirad Corporation until it changed its name to Star Equity Holdings, Inc. effective January 1, 2021. Star Equity is a diversified holding company that operates the following three divisions: Healthcare, Building & Construction, and Real Estate and Investments. Unless the context requires otherwise, in this report the terms “we,” “us,” and, “our” refer to Star Equity and our wholly owned subsidiaries.
Digirad Health Division
Digirad Health designs, manufactures, and distributes diagnostic medical imaging products. Digirad Health operates in three businesses: Diagnostic Services, Diagnostic Imaging and Mobile Healthcare. The Diagnostic Services business offers imaging and monitoring services to healthcare providers as an alternative to purchasing the equipment or outsourcing the procedure. The Diagnostic Imaging business develops, sells, and maintains solid-state gamma cameras. The Mobile Healthcare business provides contract diagnostic imaging, including computerized tomography (“CT”), magnetic resonance imaging (“MRI”), positron emission tomography (“PET”), PET/CT, and nuclear medicine and healthcare expertise through a convenient mobile service. The Diagnostic Imaging business develops, sells, and maintains solid-state gamma cameras. On October 30, 2020, Star Equity entered into a Stock Purchase Agreement (the “DMS Purchase Agreement”) by and among Star Equity, Project Rendezvous Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Star Equity (“Seller”), DMS Health Technologies, Inc., a North Dakota corporation and wholly owned subsidiary of Seller (“DMS Health”), and Knob Creek Acquisition Corp., a Tennessee corporation (“Buyer”) pursuant to which, subject to the satisfaction or waiver of certain conditions, Buyer will purchase all of the issued and outstanding common stock of DMS Health, which operates the Mobile Healthcare business, from Seller (the “DMS Sale Transaction”). As a result of the entry into the DMS Purchase Agreement, as of December 31, 2020, the Mobile Healthcare business met the criteria to be classified as held for sale and is reported on the Consolidated Statement of Operations as discontinued operations and on the Consolidated Balance Sheet as Assets and Liabilities held for sale.
Star Building and Construction Division
Star Building and Construction manufactures modular housing units for commercial and residential applications. Star Building & Construction operates in two businesses: (i) modular building manufacturing and (ii) structural wall panel and wood foundation manufacturing, including building supply retail operations. The modular building manufacturing business services New England and is operated by KBS Builders, Inc. (“KBS”) in Maine. The structural wall panel and wood foundation manufacturing segment is operated by EdgeBuilder, Inc. (“EdgeBuilder”), and the retail building supplies are sold through Glenbrook Building Supply, Inc. (“Glenbrook” and together with EdgeBuilder, “EBGL”). EBGL is based in and services the Greater Minneapolis metropolitan area. KBS, EdgeBuilder and Glenbrook are wholly owned subsidiaries of Star Equity and are referred to collectively herein, and together with ATRM, as the “Construction Subsidiaries.”
Star Real Estate & Investments Division
Star Real Estate & Investments generates revenue from the lease of commercial properties and equipment through Star Real Estate Holdings USA, Inc. (“SRE”), a wholly owned subsidiary of Star Equity. Star Real Estate & Investments also includes our investment arm, Lone Star Value Management, LLC (“LSVM”), a wholly owned subsidiary of Star Equity and a Connecticut-based exempt reporting advisor. LSVM, which was previously a wholly owned subsidiary of ATRM, was acquired by the Company in the ATRM Acquisition. In April 2019, as an initial transaction to create the Company’s real estate division under SRE, the Company funded the initial purchase of three modular building manufacturing facilities in Maine and then leased those three properties to KBS. The funding of the assets acquisition was primarily through the revolver loan under our credit facility with Sterling National Bank (“Sterling” or “SNB”), a national banking association. LSVM, SRE and the subsidiaries of SRE that are included in this division are referred to collectively herein as the “Investments Subsidiaries.”
As of December 31, 2020, our business is organized into four reportable segments: Diagnostic Services, Diagnostic Imaging, Building and Construction, and Real Estate and Investments in the continuing operations. See Note 17. Segments, within the notes to our accompanying consolidated financial statements for financial data relating to our segments. For discussion purposes, we categorized our Diagnostic Services and Diagnostic Imaging reportable segments as “Digirad Health.”

Note 2. Restatement of Previously Issued Consolidated Financial Statements

In connection with the preparation of our consolidated financial statements, we identified certain material historical errors related to the classification of short-term and long-term debt. Specifically, we determined that our historical presentation of the Sterling National Bank (“SNB”) revolver and the EdgeBuilder and Glenbrook (“EBGL”) Gerber Finance revolving credit facility were not in accordance with ASC 470 Debt. We determined that our borrowings under these revolving credit agreements that include both a subjective acceleration clause and a requirement to maintain a traditional lock-box arrangement should be classified as short-term obligations. However, the SNB revolver matures in March 2024, and EBGL revolver has an automatic annual renewal feature.

The Company's previously filed annual report on Form 10-K for the fiscal year ended December 31, 2019, and its quarterly reports on Form 10-Q for the periods affected by the restatements, have not been amended. Accordingly, investors should no longer rely upon the Company's previously released financial statements for any quarterly or annual periods after and including March 31, 2019, and any earnings releases or other communications relating to these periods.

The following tables summarize the effects of the restatement adjustments on the Company’s restated consolidated balance sheet as of December 31, 2019 and for the first three quarters of the years ended December 31, 2020 and 2019. In addition to the restatement of the consolidated balance sheet, certain historical information within the notes to the consolidated financial statements has been restated to reflect the correction of the error.

The restatement adjustments in the table below reflects the impact of reclassifying $17.0 million SNB revolver balance from long-term to short-term debt and $0.7 million of the Premier Loan balance from short-term to long-term debt as of December 31, 2019.

Total liabilities remains unchanged for all periods presented below and there is no impact to the Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statements of Cash Flows, or Consolidated Statements of Mezzanine and Stockholders’ Equity for the Year Ended December 31, 2019 and for the first three quarters of the years ended December 31, 2020 and 2019.

Consolidated Balance Sheet

	December 31, 2019
(in thousands)	As Reported	Restatement Adjustments	As Restated
Liabilities, Mezzanine Equity and Stockholders’ Equity
Short-term debt and current portion of long-term debt	$4,036	$16,298	$20,334
Total current liabilities	$28,178	$16,298	$44,476

Long-term debt, net of current portion	$17,038	$(16,298)	$740
Total liabilities	$49,863	$—	$49,863

Quarterly Financial Information (Unaudited)

The following tables summarize the effects of reclassifying EBGL revolver balance from long-term to short-term debt for all quarters during 2020 and SNB revolver from long-term to short-term debt for all quarters presented below, on the Company’s consolidated balance sheets as of March 31, 2020 and 2019, June 30, 2020 and 2019, and September 30, 2020 and 2019, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods.

	March 31, 2020			March 31, 2019
(in thousands)	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Liabilities, Mezzanine Equity and Stockholders’ Equity
Short-term debt and current portion of long-term debt	$1,211	$16,600	$17,811	$—	$12,517	$12,517
Total current liabilities	$22,373	$16,600	$38,973	$13,423	$12,517	$25,940

Long-term debt, net of current portion	$18,775	$(16,600)	$2,175	$12,517	$(12,517)	$—
Total liabilities	$45,954	$—	$45,954	$30,340	$—	$30,340

	June 30, 2020			June 30, 2019
(in thousands)	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Liabilities, Mezzanine Equity and Stockholders’ Equity
Short-term debt and current portion of long-term debt	$4,459	$13,159	$17,618	$—	$15,314	$15,314
Total current liabilities	$24,260	$13,159	$37,419	$14,809	$15,314	$30,123

Long-term debt, net of current portion	$19,124	$(13,159)	$5,965	$15,314	$(15,314)	$—
Total liabilities	$47,599	$—	$47,599	$34,639	$—	$34,639

	September 30, 2020			September 30, 2019
(in thousands)	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Liabilities, Mezzanine Equity and Stockholders’ Equity
Short-term debt and current portion of long-term debt	$4,260	$12,106	$16,366	$3,988	$17,217	$21,205
Total current liabilities	$24,899	$12,106	$37,005	$26,165	$17,217	$43,382

Long-term debt, net of current portion	$16,896	$(12,106)	$4,790	$17,217	$(17,217)	$—
Total liabilities	$45,797	$—	$45,797	$50,533	$—	$50,533

Note 3. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The consolidated financial statements are prepared in conformity with generally accepted accounting principles (“GAAP”) accepted in the United States of America and include the financial statements and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The divestiture of the Mobile Healthcare segment met the definition of a strategic shift that has a significant effect on our operations and financial results; therefore, the results of operations for the Mobile Healthcare segment have been presented as discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations for all periods presented. Additionally, Mobile Healthcare’s assets and liabilities as of December 31, 2020 and 2019 are separately presented as held for sale on the consolidated balance sheet. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. Refer to Note 4. Discontinued Operations for additional information.
Reverse Stock Split
On June 4, 2019, we completed a 1-for-10 reverse stock split of our common stock and reduced the number of authorized shares to 30 million. The reverse stock split did not affect the par value of our common stock. The terms of equity awards under our incentive plans, including the exercise price and number of shares issuable under outstanding awards were also converted in proportion to the reverse split ratio.
All authorized, issued, and outstanding stock and per share amounts contained in the accompanying consolidated financial statements have been adjusted to reflect the 1-for-10 Reverse Stock Split for all prior periods presented.
ATRM Merger
On September 10, 2019 (the “ATRM Acquisition Date”), we completed our acquisition of ATRM pursuant to an Agreement and Plan of Merger, dated as of July 3, 2019 (the “ATRM Merger Agreement”), among Star Equity, Digirad Acquisition Corporation, a Minnesota corporation and our wholly owned subsidiary (“Merger Sub”), and ATRM. Under the terms of the ATRM Merger Agreement, Merger Sub merged with and into ATRM, with ATRM surviving as a wholly owned subsidiary of Star Equity. ATRM is now doing business as Star Building & Construction.
At the effective time of the ATRM Merger, (i) each share of ATRM common stock was converted into the right to receive three one-hundredths (0.03) of a share of 10.0% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, of the Company (“Company Preferred Stock”) and (ii) each share of ATRM 10.00% Series B Cumulative Preferred Stock, par value $0.001 per share (“ATRM Preferred Stock”), converted into the right to receive two and one-half (2.5) shares of Company Preferred Stock, for an approximate aggregate total of 1.6 million shares of Company Preferred Stock. No fractional shares of Company Preferred Stock were issued to any ATRM shareholder in the ATRM Merger. Each ATRM shareholder who would otherwise have been entitled to receive a fraction of a share of Company common stock in the ATRM Merger received one whole share of Company Preferred Stock. See Note 6. Merger, for further detail.
Mezzanine Equity
Pursuant to the Certificate of Designations, Rights and Preferences of 10% Series A Cumulative Perpetual Preferred Stock of Star Equity Holdings, Inc. (formerly Digirad Corporation) (the “Certificate of Designations”), upon a Change of Control Triggering Event, as defined in the Certificate of Designations, holders of the Company Preferred Stock may require the Company to redeem the Company Preferred Stock at a price of $10.00 per share, plus any accumulated and unpaid dividends (a “Change of Control Redemption”). As this redemption feature of the shares is not solely within the control of the Company, the Company Preferred Stock does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Company Preferred Stock is not redeemable and it was not probable that our Preferred Stock would become redeemable as of December 31, 2020 and 2019. Therefore, we are not currently required to accrete the Company Preferred Stock to its redemption value.
In addition to a Change of Control Redemption, the Certificate of Designations also provides that we may redeem (at our option, in whole or in part) Preferred Stock following the fifth anniversary of issuance of the Company Preferred Stock, at a cash redemption price of $10.00 per share, plus any accumulated and unpaid dividends.
Discontinued Operations
On October 30, 2020, we entered into the DMS Purchase Agreement to sell all of the issued and outstanding common stock of DMS Health, which operates our Mobile Healthcare business. The purchase price for the DMS Sale Transaction is $18.75 million in cash, subject to certain adjustments, including a working capital adjustment.

The completion of the DMS Sale Transaction is subject to receipt of certain consents and customary closing conditions. The DMS Sale Transaction is not subject to approval by our stockholders. The Purchase Agreement contains representations, warranties and covenants, Seller and DMS Health that are customary for a transaction of this nature. The Purchase Agreement also contains indemnification obligations of the parties thereto. Assuming the satisfaction or waiver of the closing conditions, the DMS Sale Transaction is expected to close in the first half of 2021.
Between the date of the DMS Purchase Agreement and the closing date, the Company and Seller have agreed to allow DMS Health and its subsidiaries to, among other things, operate their respective businesses in the ordinary course in all material respects, and to keep their respective businesses and operations intact.
For all periods presented in our consolidated statements of operations, all revenue, cost of revenues, expenses, and income taxes attributable to DMS, except as related to the impact of the decrease in the federal statutory tax rate (see Note 14. Income Taxes), have been aggregated under the caption “net loss from discontinued operations, net of income taxes.” Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in the consolidated balance sheet. Cash flows used in or provided by DMS operations as part of discontinued operations and prior year results reclassified to conform with the current presentation are disclosed in Note 4. Discontinued Operations. Unless otherwise noted, amounts and disclosures throughout these notes to consolidated financial statements relate to our continuing operations.
Liquidity
The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. We incurred net losses from continuing operations of approximately $7.2 million and $1.9 million for the years ended December 31, 2020 and 2019, respectively. We have an accumulated deficit of $125.0 million and $118.5 million as of December 31, 2020 and 2019, respectively. Net cash used in operations was $5.0 million for the year ended December 31, 2020 compared to net cash provided by operations of $0.4 million for the year ended 2019. The Company will need to secure additional future financing to accomplish its business plan over the next several years and that there can be no assurance on the availability or terms upon which such financing and capital mat be available in the future.
At December 31, 2020, we had approximately $4.3 million in short term debt due within the next twelve months for our Building and Construction division. We were in breach of certain debt covenants with Gerber, as further discussed in Note 10. Debt below. The debt held by related parties totaled approximately $2.3 million at December 31, 2020. In February 2021, as discussed more fully below, we refinanced our debt and obtained waivers with Gerber and reset the debt covenants with the lender.
We also had approximately $12.7 million in short term debt due to our borrowings under the Sterling National Bank revolving credit facility which is classified as short term as disclosed in Note 10. Debt and matures in March 2024. As of December 31, 2020, we were in compliance with all borrowing arrangements related to our Digirad Health division. The revolver directly supports our healthcare business, but up to $4 million may be drawn to fund non-healthcare operations as long as we maintain a $4 million cushion of excess availability following any non-healthcare distributions, and certain other requirements. As of December 31, 2020, we had $7.3 million of borrowing capacity to fund the operations of these divisions.
On May 28, 2020, we closed a public offering (the “Offering”) of 2,225,000 shares of its common stock and 2,225,000 warrants (“Warrants”) to purchase up to 1,112,500 shares of its common stock. Net proceeds of the Offering is being used to fund working capital and other general corporate purposes. Further, Jeffrey E. Eberwein, the Executive Chairman of our board of directors, has committed to provide financial support to us by providing written assurances that he will (a) not call approximately $2.3 million of related party debt when it becomes due in October 2020 then extended to June 30, 2022 and (b) extend through June 2021 our put option with respect to $1.0 million in Preferred Stock. In November 2020, Mr. Eberwein signed the second extension letter to extends the maturity date of all notes above to the earlier of (i) the date that is 5 business days after the Closing Date defined within the DMS Purchase Agreement dated October 30, 2020 between the Company and Knob Creek Acquisition Corp. or (ii) the date when the Note is no longer subject to a certain subordinate letter agreement dated January 12, 2018, as amended in favor of Gerber. Management believes that we have the liquidity and operations to continue to support the business through the next 12 months from the issuance of these consolidated financial statements. Our ability to continue as a going concern is dependent on ability to execute our plans.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Significant estimates and judgments include those related to revenue recognition, allowances for doubtful accounts and contractual allowances, self-insurance, inventory valuation, and income taxes. Actual results could materially differ from those estimates.

Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 and Topic 842 in the year of 2020 and 2019, which are explained below.
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
Revenue recognition is evaluated on a contract by contract basis. Performance obligations are satisfied over time as work progresses or at a point in time. A performance obligation is satisfied over time if we have an enforceable right to payment, including a reasonable profit margin. Determining if an enforceable right to payment includes a reasonable profit margin requires judgment and is assessed on a contract by contract basis. For contracts requiring over time revenue recognition, the selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We use a cost-based input measurement of progress because it best depicts the transfer of assets to the customer, which occurs as costs are incurred during the manufacturing process or as services are rendered. Under the cost-based measure of progress, the extent of progress towards completion is measured based on the costs incurred to date.
Healthcare Services Revenue Recognition. We generate service revenue primarily from providing diagnostic imaging and cardiac monitoring services to our customers. Service revenue within our Diagnostic Imaging reportable segments is derived from providing our customers with contract diagnostic imaging services, which includes use of our imaging systems, qualified personnel, radiopharmaceuticals, licensing, logistics and related items required to perform testing in their own offices.  We bill customers either on a per-scan or fixed-payment methodology, depending upon the contract that is negotiated with the customer. Within our Diagnostic Imaging Service segment, we also rent cameras to healthcare customers for use in their operations.  Rental revenues are structured as either a weekly or monthly payment arrangement, and are recognized in the month services are provided. Revenue related to provision of our services is recognized at the time services are performed.
Healthcare Product and Product-Related Revenue Recognition. We generate revenue from product and product-related sales, primarily from the sale of gamma cameras and accessories.
Diagnostic Imaging product revenues are generated from the sale of internally developed solid-state gamma camera imaging systems and camera maintenance service contracts. Revenue from sales of imaging systems is generally recognized at point in time upon delivery of systems and acceptance by customers. We also provide installation services and training on cameras sold, primarily in the United States. Installation and initial training is generally performed shortly after delivery and the revenue related to the provision of these services is recognized at the time services are performed. Neither installation nor training is essential to the functionality of the product. Finally, we offer camera maintenance service contracts that are sold beyond the term of the initial warranty, generally one year from the date of purchase. Revenue from these service contracts is deferred and recognized ratably over the period of the obligation.
Building and Construction Revenue Recognition.
Within the Building and Construction segment, we service residential and commercial construction projects by manufacturing modular housing units and other products and supplies general contractors with building materials. KBS manufactures modular buildings for both single-family residential homes and larger, commercial building projects. EdgeBuilder manufactures structural wall panels, permanent wood foundation systems and other engineered wood products, and Glenbrook is a retail supplier of lumber and other building supplies. Revenue is generally recognized at point in time upon delivery of product. Retail sales at Glenbrook are recognized at the point of sale. For bill and hold sales, we determine when the customer obtains control of the product on a case-by-case basis to determine the amount of revenue to recognize each period.

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
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use the implicit discount rate when readily determinable; however, as most of our leases do not provide an implicit discount rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease valuation may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
We elected to not separate lease and non-lease components of our operating leases in which it is the lessee and lessor. Additionally, the Company elected not to recognize right-of use assets and leases liabilities that arise from short-term leases of twelve months or less.
Lessor Accounting
We determine lease classification at the commencement date. Leases not classified as sales-type or direct financing leases are classified as operating leases. The primary accounting criteria used for  lease classification are (a) review to determine if the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (b) review to determine if the lease grants the lessee a purchase option that the lessee is reasonably certain to exercise, (c) determine, using a seventy-five percent or more threshold, if the lease term is for a major part of the remaining economic life of the underlying asset (however, we do not use this classification criterion when the lease commencement date falls within the last 25 percent of the total economic life of the underlying asset) and (d) determine, using a ninety percent or more threshold, if the present value of the sum of the lease payments and any residual value guarantees equal or exceeds substantially all of the fair value of the underlying asset. We do not lease equipment of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.
We elected the operating lease practical expedient for leases to not separate non-lease components of regular maintenance services from associated lease components.
Property taxes paid by the lessor that are reimbursed by the lessee are considered to be lessor costs of owning the asset and are recorded gross with income included in other non-interest income and expense recorded in operating expenses.
We selected a lessor accounting policy election to exclude from revenue and expenses sales taxes and other similar taxes assessed by a governmental authority on lease revenue-producing transactions and collected by the lessor from a lessee.
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
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents, investments, and accounts receivable. We limit our exposure to credit loss by generally placing cash and investments in high credit quality financial institutions and investment grade corporate debt securities. Additionally, we have established guidelines regarding diversification of our investments and their maturities, which are designed to maintain principal and maximize liquidity.

Fair Value of Financial Instruments
The authoritative guidance for fair value measurements defines fair value for accounting purposes, establishes a framework for measuring fair value, and provides disclosure requirements regarding fair value measurements. The guidance defines fair value as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial instruments primarily consist of cash equivalents, equity securities, accounts receivable, other current assets, restricted cash, accounts payable, and other current liabilities. The carrying amount of other short-term and long term borrowings approximates fair value because of the relative short maturity of these instruments and interest rates we could currently obtain.
Cash and Cash Equivalents
We consider all investments with a maturity of three months or less when acquired to be cash equivalents.
Equity Securities
As of December 31, 2020 and 2019, securities consist of investments in equity securities that are publicly traded. Investments that are strategic in nature, with the intent to hold the investment over a several year period, are classified as other assets (non-current). Effective January 1, 2018, equity securities, with certain exceptions, are measured at fair value and changes in fair value are recognized in net income. During the year ended December 31, 2020, we recognized gains related to changes in fair value of $22 thousand in the statement of operations. During the year ended December 31, 2019, we recorded gains related to changes in fair value of $62 thousand.
Allowance for Doubtful Accounts, and Billing Adjustments
Accounts receivable consist principally of trade receivables from customers and government or third-party healthcare insurance providers, and are generally unsecured and due within 30 days. We regularly evaluate the collectability of our trade receivables and provide reserves for doubtful accounts based on our historical experience rate, known collectability issues and disputes, and our bad debt write-off history. Our estimates of collectability could be impacted by material amounts due to changed circumstances, such as a higher number of defaults or material adverse changes in a payor’s ability to meet its obligations. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts within accounts receivable, net in the consolidated balance sheets, and the related provision for doubtful accounts is charged to general and administrative expenses.
Within the Diagnostic Services segment, we record a provision for billing adjustments, which are based on our historical experience rate of billing adjustments history. The provision for billing adjustments is charged against Diagnostic Services revenues.
Within the Building and Construction segment, accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of losses that may result from uncollectable accounts receivable. We determine the allowance based on an analysis of individual accounts and an evaluation of the collectability of our accounts receivable in the aggregate based on factors such as the aging of receivable amounts, customer concentrations, historical experience, and current economic trends and conditions. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers.
The following table summarizes the allowance for doubtful accounts, billing adjustments, and contractual allowances as of and for the years ended December 31, 2020, and 2019 (in thousands):

	Allowance for Doubtful Accounts (1)	Reserve for Billing Adjustments (2)
Balance at December 31, 2018	$419	$18
ATRM beginning balance	223	—
Provision adjustment	227	248
Write-offs and recoveries, net	(234)	(246)
Balance at December 31, 2019	635	20
Provision adjustment	68	183
Write-offs and recoveries, net	(207)	(190)
Balance at December 31, 2020	$496	$13

(1)The provision was charged against general and administrative expenses.
(2)The provision was charged against Diagnostic Services revenue.
The amounts above exclude $10 thousand and $13 thousand of Allowance for Doubtful Accounts at Mobile Healthcare classified as held for sale as of December 31, 2020 and December 31, 2019, respectively. See Note 4. Discontinued Operations, for additional information.
Inventory
Inventories are stated at the lower of cost (first-in first-out basis) or net realizable value. Finished goods and work-in-process inventory values include the cost of raw materials, labor and manufacturing overhead. Inventory when written down to net realizable value establishes a new cost basis and its value is not subsequently increased based upon changes in underlying facts and circumstances. We also make adjustments to reduce the carrying amount of inventories for estimated excess or obsolete inventories. Factors influencing these adjustments include inventories on-hand compared with historical and estimated future sales for existing and new products and assumptions about the likelihood of obsolescence.
The following table summarizes our reserves for excess and obsolete inventory as of and for the years ended December 31, 2020 and 2019 (in thousands):

Reserve for Excess and Obsolete Inventories (1)
Balance at December 31, 2018	$380
Provision adjustment	50
Write-offs and scrap	(47)
Balance at December 31, 2019	383
Provision adjustment	137
Write-offs and scrap	(121)
Balance at December 31, 2020	$399
(1)The provision was charged against Product and product-related cost of revenues.
Long-Lived Assets including Finite Lived Purchased Intangible Assets
Long-lived assets consist of property and equipment and finite lived intangible assets. We record property and equipment at cost, and record other intangible assets based on their fair values at the date of acquisition. We calculate depreciation on property and equipment using the straight-line method over the estimated useful life of the assets, which range from 5 to 20 years for buildings and improvements, 3 to 13 years for machinery and equipment, 1 to 10 years for computer hardware and software, and the lesser of the estimated useful life or remaining lease term for leasehold improvements. Charges related to amortization of assets recorded under capital leases are included within depreciation expense. We calculate amortization on other intangible assets using either the accelerated or the straight-line method over the estimated useful life of the assets, based on when we expect to receive cash inflows generated by the intangible assets. Estimated useful lives for intangibles range from 1 to 15 years.
Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. No impairment was recorded on long-lived assets to be held and used during the years ended December 31, 2020 and 2019.
Valuation of Goodwill
We review goodwill for impairment on an annual basis during the fourth quarter, as well as when events or changes in circumstances indicate that the carrying value may not be recoverable. We begin the process by assessing qualitative factors in determining whether it is more likely than not that the fair value of reporting unit is less than its carrying amount. After performing the aforementioned assessment and upon review of the results of such assessment, we may begin performing impairment analysis by quantitatively comparing the fair value of the reporting unit to the carrying value of the reporting unit, including goodwill. Impairment charge for goodwill is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value and such loss should not exceed the total goodwill allocated to the reporting unit.
Goodwill has historically been derived from the acquisition of ATRM in 2019, MD Office Solutions (“MD Office”) in 2015, and substantially all of the assets of Ultrascan, Inc. (“Ultrascan”) in 2007. Digirad Imaging Solutions, KBS and EBGL are the reporting units that carry a goodwill balance of $1.7 million, $3.8 million, and $4.0 million, respectively. A goodwill impairment of $0.4 million was recorded for the year ended December 31, 2020. See Note 9. Goodwill, for further information.

Self-Insured Health Insurance Benefits
Digirad Health provides healthcare benefits to its employees through a self-insured plan with “stop loss” coverage. The Company records a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date.  Our estimated reserve is based on historical experience and trends related to both health insurance claims and payments.  The ultimate cost of healthcare benefits will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims. As of December 31, 2020 and 2019, the reserve for estimated claims incurred and unpaid was $0.5 million and $0.5 million, respectively.
Restricted Cash
We maintain certain cash amounts restricted as to withdrawal or use. As of December 31, 2020 and 2019, restricted cash was $0.2 million and $0.2 million, respectively, comprised of cash held for letters of credit for our real estate leases and certain minimum balance requirements on our banking arrangements.
Debt Issuance Costs
We incur debt issuance costs in connection with debt financings. Debt issuance costs recorded in connection with our Sterling National Bank, Gerber, and Premier Bank revolving credit facility are presented in other assets on the consolidated balance sheets and are amortized over the term of the revolving debt agreements using the straight-line method. Amortization of debt issuance costs are included in interest expense. As of December 31, 2020 and 2019, we have $0.6 million and $0.6 million, respectively, of unamortized debt issuance costs.
Shipping and Handling Fees and Costs
We record all shipping and handling costs billed to customers as revenue earned for the goods provided. Shipping and handling costs related to continuing operations are included in cost of revenues and totaled $1.0 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively. Shipping and handling costs included in discontinued operations totaled $24 thousand and $34 thousand for the years ended December 31, 2020 and 2019, respectively.
Share-Based Compensation
We account for share-based awards exchanged for employee and board services in accordance with the authoritative guidance for share-based compensation. Under this guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of forfeitures, over the requisite service period.
Warranty
In Digirad Health, we generally provide a 12-month assurance warranty on our gamma cameras. We accrue the estimated cost of this warranty at the time revenue is recorded and charge warranty expense to product and product-related cost of revenues. Warranty reserves are established based on historical experience with failure rates and repair costs and the number of systems covered by warranty. Warranty reserves are depleted as gamma cameras are repaired. The costs consist principally of materials, personnel, overhead, and transportation. We review warranty reserves quarterly and, if necessary, make adjustments.
Within our Building and Construction segment, KBS provides a limited assurance warranty on its residential homes that covers substantial defects in materials or workmanship for a period of 12 months after delivery to the owner. EBGL provides a limited warranty on the sale of its wood foundation products that covers leaks resulting from defects in workmanship for a period of twenty-five years. Estimated warranty costs are accrued in the period that the related revenue is recognized.
The activities related to our warranty reserve for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Balance at beginning of year	$421	$197
ATRM beginning balance	—	60
Charges to cost of revenues	232	547
Applied to liability	(439)	(383)
Balance at end of year	$214	$421

Advertising Costs
Advertising costs are expensed as incurred. Total advertising costs in continuing operations for the years ended December 31, 2020 and 2019 were $0.1 million and $0.3 million, respectively. Total advertising costs in discontinued operations for each of the years ended December 31, 2020 and 2019 were $7 thousand and $11 thousand, respectively.
Basic and Diluted Net Loss Per Share
We present net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities, as the warrants are considered participating securities. We have not allocated net loss attributable to common stockholders to warrants because the holders of our warrants are not contractually obligated to share in our losses. Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is calculated to give effect to all potential shares of common stock, including common stock issuable upon exercise of warrants, stock options, and restricted stock units. In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.
The following table sets forth the reconciliation of shares used to compute basic and diluted net loss per share for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Numerator:
Net loss from continuing operations	$(5,285)	$(2,740)
Net loss from discontinued operations	(1,172)	(1,887)
Net loss	(6,457)	(4,627)
Deemed dividend on Series A perpetual preferred stock	(1,916)	(596)
Net loss attributable to common shareholders	$(8,373)	$(5,223)

Denominator:
Weighted average shares outstanding - basic and diluted	3,659	2,041

Net loss per common share - basic and diluted*
Net loss per share, continuing operations	$(1.44)	$(1.34)
Net loss per share, discontinued operations	$(0.32)	$(0.92)
Net loss per share	$(1.76)	$(2.27)
Deemed dividend on Series A perpetual preferred stock per share	$(0.52)	$(0.29)
Net loss per share, attributable to common shareholders - basic and diluted	$(2.29)	$(2.56)
*Earnings per share may not add due to rounding
Antidilutive common stock equivalents are excluded from the computation of diluted loss per share. Stock options and restricted stock units are antidilutive when the assumed proceeds per share are greater than the average market price of the common shares. In addition, in periods where net losses are incurred, stock options and restricted stock units with assumed proceeds per share less than the average market price of the common shares become antidilutive as well. The following weighted-average outstanding common stock equivalents were not included in the calculation of diluted net loss per share because their effect was antidilutive (in thousands):

	Year Ended December 31,
	2020	2019
Stock options	43	54
Stock warrants	1,247	—
Restricted stock units	26	24
Total	1,316	78

As of December 31, 2020, there were 486,140 warrants exercised and 1,963,860 warrants remained outstanding at an exercise price of $2.25.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is defined as revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss) but excluded from net income (loss).
Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that we would be able to realize deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. We recognize interest and penalties related to unrecognized tax benefits within income tax expense, and any accrued interest and penalties would be included within the related tax liability. No such costs were recorded for the years ended December 31, 2020 and December 31, 2019.
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
Note 4. Discontinued Operations
On February 1, 2018, we completed the sale of customer contracts relating to our Medical Device Sales and Service (“MDSS”) post-warranty service business to Philips pursuant to an Asset Purchase Agreement, dated as of December 22, 2017 for $8.0 million. The total cash proceeds were adjusted for deferred revenue liabilities assigned to Philips at the closing date, as well as $0.5 million of proceeds held in escrow, subject to claims for breaches of general representation and warranties, which was recorded in other current assets at the date of sale.
As of December 31, 2019, we recognized a $350 thousand gain for the remaining settlement of the warranty claims in regards to equipment sold to Phillips.
On November 3, 2020, we announced the sale of its DMS Health Technologies, Inc. business unit. The purchase price under the DMS Purchase Agreement is $18.75 million in cash, subject to certain adjustments, including a working capital adjustment. We deemed the disposition of the Mobile Healthcare business unit to represent a strategic shift that will have a major effect on our operations and financial results. As of December 31, 2020, the Mobile Healthcare business met the criteria to be classified as held for sale. This segment is reported on the Consolidated Statement of Operations as discontinued operations and on the Consolidated Balance Sheet as Assets and Liabilities held for sale.

We allocated a portion of interest expense to discontinued operations since the proceeds received from the sale were required to be used to pay down outstanding borrowings under our revolving credit facility with Sterling National Bank. The allocation was based on the ratio of assets generated based on the borrowing capacity to total borrowings capacity for the period. In addition, certain general and administrative costs related to corporate and shared service functions previously allocated to the mobile healthcare reportable segment are included in discontinued operations.
The following table summarizes the DMS and MDSS results for the years ended December 2020 and 2019 (in thousands):

	Year ended December 31,
	2020	2019
Total revenues	$36,011	$41,251
Total cost of revenues	31,493	36,295
Gross profit	4,518	4,956

Operating expenses:
Selling, general and administrative	4,447	5,677
Amortization of intangible assets	965	965
Loss on sale of buildings	—	232
Gain on sale of MDSS discontinued operations	—	(350)
Total operating expenses	5,412	6,524

Loss from discontinued operations	(894)	(1,568)
Interest expense, net	(256)	(411)
Loss from discontinued operations before income taxes	(1,150)	(1,979)
Tax expense	(22)	92
Net loss from discontinued operations	$(1,172)	$(1,887)

The carrying amounts of the major classes of assets reported as “Assets held for sale” consist of the following as of December 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$443	$73
Accounts receivable, net	4,305	5,655
Inventories, net	50	68
Other current assets	459	456
Property and equipment, net	7,721	11,852
Operating lease right-of-use assets, net	4,863	2,589
Intangible assets, net	2,915	3,880
	$20,756	$24,573

The carrying amounts of the major classes of liabilities reported as “Liabilities held for sale” consist of the following as of December 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Accounts payable	$1,597	$2,469
Accrued compensation	645	832
Deferred revenue	96	10
Operating lease liabilities	4,863	2,588
Other current liabilities	560	453
Deferred tax liabilities	16	12
Other liabilities	94	621
	$7,871	$6,985

The following table presents supplemental cash flow information of discontinued operations for the years ended December 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Operating activities
Net loss from discontinued operations	$(1,172)	$(1,887)
Depreciation	4,519	4,679
Amortization of intangible assets	965	965
Gain on sale of MDSS discontinued operations	—	(350)
Share-based compensation	14	18
Loss on disposal of assets	172	17
Provision for bad debt	2	—
Deferred income taxes	5	(266)
Accounts Receivable	1,348	(682)
Other Accounts Receivable	(3,544)	(2,655)
Inventory	18	(28)
Other assets	(3)	(43)
Accounts payable	(872)	(278)
Accrued compensation	(187)	(340)
Deferred revenue	86	326
Other liabilities	(39)	161
Net cash provided by operating activities	$1,312	$(363)
Investing activities
Purchase of property and equipment	$(701)	$(1,053)
Proceeds from sale of property and equipment	142	1,428
Net cash (used in) provided by investing activities	$(559)	$375
Financing activities
Repayment of obligations under finance leases	(384)	(354)
Net cash used in financing activities	$(384)	$(354)

Note 5. Revenue
Healthcare Product and Product-Related Services Revenues and Services Revenue
Healthcare Product and product-related services revenue are generated from the sale of gamma cameras, accessories and post-warranty maintenance service contracts within our Diagnostic Imaging reportable segment.
Healthcare Imaging services revenue are generated from providing diagnostic imaging services to customers within our Diagnostic Services reportable segment. Services revenue also includes lease income generated from interim rentals of imaging systems to our customers.
Building and Construction
Building and Construction revenue is generated from selling modular buildings for both single-family residential homes, larger commercial building projects and selling structural wall panels, permanent wood foundation systems and other engineered wood products.
Real Estate and Investments
Star Real Estate Holdings USA, Inc. (“SRE”) generates revenue from the lease of commercial properties and equipment and Lone Star Value Management, LLC (“LSVM”), a Connecticut based exempt reporting advisor, provides services that include investment advisory services, and the servicing of pooled investment vehicles.
Revenue Recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue.
The majority of our contracts have a single performance obligation, as we provide a series of distinct goods or services that are substantially the same and are transferred with the same pattern to the customer. For contracts with multiple performance obligations, we allocate the total transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. We use an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available. For bill and hold sales, we determine when the customer obtains control of the product on a case-by-case basis to determine the amount of revenue to recognize each period.
Revenue recognition is evaluated on a contract by contract basis. Performance obligations are satisfied over time as work progresses or at a point-in-time. A performance obligation is satisfied over time if the Company has an enforceable right to payment, including a reasonable profit margin. Determining if an enforceable right to payment includes a reasonable profit margin requires judgment and is assessed on a contract by contract basis. For contracts requiring over time revenue recognition, the selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company uses a cost-based input measurement of progress because it best depicts the transfer of assets to the customer, which occurs as costs are incurred during the manufacturing process or as services are rendered. Under the cost-based measure of progress, the extent of progress towards completion is measured based on the costs incurred to date.
Our products are generally not sold with a right of return and the Company does not provide significant credits or incentives, which may be variable consideration when estimating the amount of revenue to be recognized.

Disaggregation of Revenue
The following table presents our continuing revenues disaggregated by major source for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31, 2020
	Diagnostic Services	Diagnostic Imaging	Building and Construction	Real Estate and Investments	Total
Major Goods/Service Lines
Mobile Imaging	$38,690	$—	$—	$—	$38,690
Camera Sales	—	3,450	—	—	3,450
Camera Support	—	6,515	—	—	6,515
Healthcare Revenue from Contracts with Customers	38,690	9,965	—	—	48,655
Lease Income	577	—	260	—	837
Building and Construction	—	—	28,619	—	28,619
Real Estate and Investments	—	—	—	52	52
Total Revenues	$39,267	$9,965	$28,879	$52	$78,163

Timing of Revenue Recognition
Services and goods transferred over time	$39,267	$6,008	$3,255	$—	$48,530
Services and goods transferred at a point in time	—	3,957	25,624	52	29,633
Total Revenues	$39,267	$9,965	$28,879	$52	$78,163

	Year Ended December 31, 2019
	Diagnostic Services	Diagnostic Imaging	Building and Construction	Real Estate and Investments	Total
Major Goods/Service Lines
Mobile Imaging	$46,531	$—	$—	$—	$46,531
Camera Sales	—	7,213	—	—	7,213
Camera Support	—	6,659	—	—	6,659
Healthcare Revenue from Contracts with Customers	46,531	13,872	—	—	60,403
Lease Income	1,192	—	40	—	1,232
Building and Construction	—	—	11,217	—	11,217
Real Estate and Investments	—	—	—	82	82
Total Revenues	$47,723	$13,872	$11,257	$82	$72,934

Timing of Revenue Recognition
Services and goods transferred over time	$47,723	$6,090	$40	$—	$53,853
Services and goods transferred at a point in time	—	7,782	11,217	82	19,081
Total Revenues	$47,723	$13,872	$11,257	$82	$72,934

Nature of Goods and Services
Mobile Imaging
Within our Diagnostic Services segment, our sales are derived from providing services and materials to our customers, primarily physician practices and hospitals, that allow them to perform diagnostic imaging services at their site. We typically bundle our services in providing staffing, our imaging systems, licensing, radiopharmaceuticals, and supplies depending on our customers’ needs. Our contracts with customers are typically entered into annually and are billed on a fixed rate per-day or per-scan basis, depending on terms of the contract. For the majority of these contracts, the Company has the right to invoice the customer in an amount that directly corresponds with the value to the customer as the Company performs the services. The Company uses the practical expedient to recognize revenue corresponding with amounts we have the right to invoice for services performed.

Camera
Within our Diagnostic Imaging segment, camera revenues are generated from the sale of internally developed solid-state gamma camera imaging systems and accessories. We recognize revenue upon transfer of control to the customer at a point-in-time, which is generally upon delivery and acceptance. We also provide installation services and training on cameras we sell, primarily in the United States. Installation and initial training is generally performed shortly after delivery. The Company recognizes revenues for installation and training over time as the customer receives and consumes benefits provided as the Company performs the installation services.
Our sale of imaging systems includes a one-year assurance-type warranty. The estimated costs associated with our standard warranties and field service actions are recognized as expense when cameras are sold. Maintenance service contracts sold beyond the term of our standard warranties are accounted for as a service-type warranty and revenue is deferred and recognized ratably over the period of the warranty obligation.
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
Services and training revenues are recognized over time in the period the services and training are performed. Revenue for sales of parts are recognized when the parts are delivered to the customer and control is transferred.
Lease Income
Within primarily our Diagnostic Service segment, we also generate income from rentals of state-of-the-art equipment including cameras, ultrasound machines to customers. Rental contracts are structured as either a weekly or monthly payment arrangement and are accounted for as operating leases. Revenues are recognized on a straight-line basis over the term of the rental.
Within our Building and Construction segment, we subleased the manufacturing building located in Waterford, Maine to a commercial tenant pursuant to a rental agreement with an initial 5 year term that commenced on September 6, 2019. The rental agreement is structured with a monthly payment arrangement and is accounted for as an operating lease.
Building and Construction
Within the Building and Construction segment, we service residential and commercial construction projects by manufacturing modular housing units and other products and supply general contractors with building materials. KBS manufactures modular buildings for both single-family residential homes and larger, commercial building projects. EdgeBuilder manufactures structural wall panels, permanent wood foundation systems and other engineered wood products, and Glenbrook is a retail supplier of lumber and other building supplies. Revenues are evaluated on a contract by contract basis. In general, construction revenues are recognized upon transfer of control to the customer at a point-in-time, which is generally upon delivery and acceptance. However, it is recognized over time for arrangements with customers for which : (i) performance does not create an asset with an alternative use, and (ii) we have an enforceable right to payment, including a reasonable profit margin, for performance completed to date.
We record deferred revenues when cash payments are received in advance of our performance. We have determined our contracts do not include a significant financing component. The majority of our deferred revenue relates to payments received on camera support post-warranty service contracts, which are billed at the beginning of the annual contract period or at periodic intervals (e.g., monthly, quarterly, or annually).

Changes in the deferred revenues for the year ended December 31, 2020 and 2019, is as follows (in thousands):

Balance at December 31, 2018	$1,713
ATRM beginning balance (1)	317
Revenue recognized that was included in balance at beginning of the year	(1,477)
Deferred revenue, net, related to contracts entered into during the year	1,248
Balance at December 31, 2019	1,801
Revenue recognized that was included in balance at beginning of the year	(1,494)
Deferred revenue, net, related to contracts entered into during the year	2,045
Balance at December 31, 2020	$2,352
(1) Contract liabilities assumed on business combination
As of December 31, 2020 and 2019, non-current deferred revenue for continuing operations was $168 thousand and $15 thousand, respectively. See Note 4. Discontinued Operations for deferred revenue included in discontinued operations.
The Company has elected to use the practical expedient under ASC 606 to exclude disclosures of unsatisfied remaining performance obligations for (i) contracts having an original expected length of one year or less or (ii) contracts for which the practical expedient has been applied to recognize revenue at the amount for which it has a right to invoice.
Contract Costs
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs mainly include the internal sales commissions; under the terms of these programs these are generally earned and the costs are recognized at the time the revenue is recognized.

Note 6. Merger
On September 10, 2019 (the “ATRM Acquisition Date”), Star Equity completed its acquisition of ATRM pursuant to an Agreement and Plan of Merger, dated as of July 3, 2019 (the “ATRM Merger Agreement”), among Star Equity, Digirad Acquisition Corporation, a Minnesota corporation and wholly owned subsidiary of Star Equity (“Merger Sub”), and ATRM. Under the terms of the ATRM Merger Agreement, Merger Sub merged with and into ATRM, with ATRM surviving as a wholly owned subsidiary of Star Equity. As a result of the ATRM Merger, ATRM’s operations have been included in our consolidated financial statements since the ATRM Acquisition Date.
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
The following table summarizes the fair values of the assets acquired and liabilities assumed at the ATRM Acquisition Date (in thousands):

(in thousands)	As originally reported	Measurement period adjustments	As adjusted
Cash and cash equivalents	$—	$—	$—
Accounts receivable, net	2,831	—	2,831
Inventory, net	1,609	—	1,609
Other current assets	481	252	733
Property and equipment, net	840	—	840
Operating Lease Right-of-use assets, net	495	—	495
Accounts payable and other accrued liabilities	(10,851)	—	(10,851)
Debt and notes payable	(5,144)	—	(5,144)
Lease liability	(499)	—	(499)
Deferred income taxes	—	(265)	(265)
Net assets acquired (liabilities assumed)	(10,238)	(13)	(10,251)
Goodwill	8,230	3	8,233
Intangibles	19,460	10	19,470
Estimated purchase price	$17,452	$—	$17,452
The $19.5 million of identified intangible assets was allocated as follows (in thousands):

	Fair Value	Weighted-Average Useful Life (years)
Trade Names	$5,540	15
Customer Relationships - Modular Buildings	7,830	10
Customer Relationships - Wood Products	5,670	10
Backlog	430	1
Fair value of identified intangible assets	$19,470
$11.3 million and $8.2 million of $19.5 million intangibles were assigned to KBS and EBGL reporting units, respectively. $4.0 million and $4.3 million of $8.2 million goodwill were allocated to KBS and EBGL reporting units, respectively. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of KBS and EBGL. As of December 31, 2019, there was a subsequent measurement of goodwill and a related tax benefit adjustment that resulted in a net adjustment of $3.0 thousand to the recognized amounts of goodwill resulting from the acquisition of ATRM.
The Company recognized $2.3 million of acquisition related costs including legal, accounting that were expensed during the year ended December 31, 2019. These costs are included in the consolidated statement of operations in the line item entitled “Merger and financing costs.”
The amounts of revenue and earnings of ATRM included in the Company’s consolidated statement of operations from the ATRM Acquisition Date for the year ended 2019 are as follows (in thousands):

Year Ended December 31,
2019
Revenue	$11,339
Net loss	$(821)
The following table presents supplemental cash flow information of the ATRM Merger (in thousands):

2019
Non-cash investing and financing activities:
Issuance of Digirad Series A Cumulative Perpetual Preferred Stock (1,615,637 shares)	$16,156
Settlement of pre-existing note receivable between DRAD and ATRM	$296
Fair value of pre-existing joint venture settlement between DRAD and ATRM	$1,000
The following represents the unaudited pro forma condensed consolidated statement of operations as if ATRM had been included in the consolidated results of the Company for the year ended 2019 (in thousands):

Year Ended December 31,
2019
Revenue	$92,323
Net loss	$(7,242)
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of ATRM to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment and intangible assets had been applied on January 1, 2019, together with the consequential tax effects.

Note 7. Supplementary Balance Sheet Information
The following tables show the consolidated balance sheet details as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Inventories:
Raw materials	$5,489	$4,309
Work-in-process	2,821	2,710
Finished goods	1,876	393
Total inventories	10,186	7,412
Less reserve for excess and obsolete inventories	(399)	(383)
Total inventories, net (1)	$9,787	$7,029
(1) The amounts above exclude $50 thousand and $68 thousand of inventory at DMS classified as held for sale as of December 31, 2020 and 2019, respectively. See Note 4. Discontinued Operations, for additional information.

	December 31, 2020	December 31, 2019
Property and equipment, net:
Land	$805	$805
Buildings and leasehold improvements	4,771	4,776
Machinery and equipment	25,687	25,394
Computer hardware and software	3,688	3,483
Gross property and equipment	34,951	34,458
Accumulated depreciation	(25,189)	(24,172)
Total property and equipment, net (1)	$9,762	$10,286
(1) The amounts above exclude $7.7 million and $11.9 million of property and equipment, net at DMS classified as held for sale as of December 31, 2020 and 2019, respectively. See Note 4. Discontinued Operations, for additional information.
Depreciation expense in continuing operations for the years ended December 31, 2020 and 2019 was $1.8 million and $1.6 million, respectively. Depreciation expense in discontinued operations for the years ended December 31, 2020 and 2019 was $4.5 million and $4.7 million, respectively.
In April 2019, Star Equity purchased three manufacturing facilities, including land, in Maine prior to the ATRM Merger, (two of which were purchased from KBS) for $5.2 million and leased those three properties to KBS, as part of a sale and lease back transaction. Subsequent to the ATRM Merger, all lease payments and obligations between the entities are eliminated on consolidation.
KBS subleased the manufacturing building located in Waterford, Maine to North Country Steel Inc., a Maine corporation with an initial 5 year term rental agreement, commenced on September 6, 2019. The rental agreement is structured with a monthly payment arrangement and is accounted for as operating lease. Refer to lease income discussed in Note 5. Revenue.

	December 31, 2020
	Weighted-Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with finite useful lives:
Customer relationships	10.0	$17,079	$(5,238)	$11,841
Trademarks	15.0	5,727	(670)	5,057
Patents	15.0	141	(139)	2
Covenants not to compete	5.0	181	(181)	—
Backlog	1.0	430	(430)	—
Total intangible assets, net (1)		$23,558	$(6,658)	$16,900

	December 31, 2019
	Weighted-Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with finite useful lives:
Customer relationships	10.0	$17,079	$(3,796)	$13,283
Trademarks	15.0	5,727	(294)	5,433
Patents	15.0	141	(138)	3
Covenants not to compete	5.0	181	(174)	7
Backlog	1.0	430	(133)	297
Total intangible assets, net (1)		$23,558	$(4,535)	$19,023
(1) The amounts above exclude $2.9 million and $3.9 million of intangible assets, net at DMS classified as held for sale as of December 31, 2020 and 2019, respectively. See Note 4. Discontinued Operations, for additional information.
Amortization expense in continuing operations for intangible assets, net for the years ended December 31, 2020 and 2019 was $2.1 million and $0.8 million, respectively. Amortization expense in discontinued operations for intangible assets, net for the years ended December 31, 2020 and 2019 was $1.0 million and $1.0 million, respectively.
Estimated amortization expense for intangible assets for 2021 is $1.8 million, for 2022 is $1.7 million, for 2023 is $1.7 million, for 2024 is $1.7 million, for 2025 is $1.7 million, and thereafter is $8.3 million.

	December 31, 2020	December 31, 2019
Other current liabilities:
Professional fees	$534	$634
Sales and property taxes payable	453	1,133
Radiopharmaceuticals and consumable medical supplies	219	79
Current portion of finance lease obligation	594	559
Facilities and related costs	70	144
Outside services and consulting	181	213
Other accrued liabilities	949	1,424
Total other current liabilities (1)	$3,000	$4,186
(1) The amounts above exclude $0.6 million and $0.5 million of other current liabilities at DMS classified as held for sale as of December 31, 2020 and 2019, respectively. See Note 4. Discontinued Operations, for additional information.
Note 8. Fair Value Measurements
We categorize our assets and liabilities measured at fair value into a three-level hierarchy in accordance with the authoritative guidance for fair value measurements. Assets and liabilities presented at fair value in our consolidated balance sheets are generally categorized as follows:
Level 1:Quoted prices in active markets for identical assets or liabilities.
Level 2:Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Such assets and liabilities may have values determined using pricing models, discounted cash flow methodologies, or similar techniques, and include instruments for which the determination of fair value requires significant management judgment or estimation.
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy our assets that were recorded at fair value as of December 31, 2020 and 2019 (in thousands):

	At Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$35	$55	$—	$90
Total	$35	$55	$—	$90

	At Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$26	$43	$—	$69
Lumber derivative contracts	10	—	—	10
Total	$36	$43	$—	$79
The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, and 2019, we recorded in the statement of operations unrealized gains of $22 thousand and $62 thousand, respectively.
We occasionally enter into lumber derivative contracts in order to protect our gross profit margins from fluctuations caused by volatility in lumber prices. At December 31, 2020, we had no derivative contracts. At December 31, 2019, we had a net long (buying) position of 770,000 board feet under seven lumber derivatives contracts and had a short position of 770,000 board feet under seven lumber derivative contracts.
At December 31, 2020, we no longer have any derivative contracts.
The fair values of our revolving credit facility approximate carrying value due to the variable rate nature of these borrowings.
Note 9. Goodwill
Goodwill has historically been derived from the acquisition of ATRM in 2019, MD Office Solutions (“MD Office”) in 2015, and substantially all of the assets of Ultrascan, Inc. (“Ultrascan”) in 2007. Digirad Imaging Solutions, KBS and EBGL carry a goodwill balance of $1.7 million, $3.8 million and $4.0 million, respectively .
Changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019, by reportable segment, are as follows (in thousands):

	Diagnostic Services	Building and Construction	Total
Balance at December 31, 2018	$1,745	$—	$1,745
Recognition of ATRM (1)	—	8,233	8,233
Balance at December 31, 2019	1,745	8,233	9,978
Impairment of EBGL	—	(436)	(436)
Balance at December 31, 2020	$1,745	$7,797	$9,542

(1)On September 10, 2019, Star Equity, previously known as Digirad Corporation, completed its acquisition of ATRM pursuant to the ATRM Merger Agreement. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of KBS and EBGL. As the result, we allocated the goodwill to the two reporting units, KBS and EBGL, $3.8 million and $4.0 million, respectively. As of December 31, 2019, there was a subsequent measurement of goodwill and a related tax benefit adjustment that resulted in a net adjustment of $3.0 thousand to the recognized amounts of goodwill resulting from the acquisition.
During the fourth quarter of 2020, we performed a qualitative assessment for all reporting units to estimate whether it is more likely than not that the fair value of each reporting unit was less than its carrying amount. In performing this qualitative assessment, we assessed relevant events and circumstances that may impact the fair value and the carrying amount of each reporting unit. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions; (2) industry and market conditions; (3) overall financial performance and expected financial performance; (4) other entity specific events. Based on the results of this qualitative assessment, we determined that it is more likely than not that all reporting units were not impaired, with the exception of our EBGL reporting unit.
The Company concluded that it was more likely than not that the carrying value of the EBGL reporting unit were in excess of fair value and therefore, updated its estimated fair value of these assets as of that date. This conclusion was based on lower than expected operating results during the year ended December 31, 2020, primarily as a result of higher commodity lumber price and COVID-19 impact. In performing the goodwill impairment assessment, we determined the fair value of the EBGL and KBS reporting units using both an income approach and a market approach. Under the income-based approach, we use a discounted cash flow model in which cash flows anticipated over several future periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate risk-adjusted rate of return. We use our internal forecasts to estimate future cash flows and include an estimate of long-term growth rates based on our most recent views of the long-term outlook. Actual results may differ materially from those used in our forecasts. The discount rate used in the discounted cash flow analysis reflects the risks inherent in the expected future cash flows. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple was determined which was applied to financial metrics to estimate the fair value. As a result, we recorded an impairment loss of $0.4 million associated with the impairment assessment of the EBGL reporting unit as of December 31, 2020 within Statement of Operations.
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

Note 10. Debt
A summary of debt as of December 31, 2020 and 2019 is as follows (dollars in thousands):

	December 31, 2020		December 31, 2019
	Amount	Weighted-Average Interest Rate	Amount (Restated)	Weighted-Average Interest Rate
Revolving Credit Facility - Gerber KBS	$1,099	6.00%	$1,111	7.50%
Revolving Credit Facility - Premier	—	—%	2,185	6.25%
Revolving Credit Facility - Gerber EBGL	2,016	6.00%	—	—%
Revolving Credit Facility - SNB	12,710	2.64%	17,038	4.26%
Total Short-term Revolving Credit Facility	$15,825	3.30%	$20,334	4.65%
Gerber - Star Term Loan	$262	6.75%	$—	—%
Premier - Term Loan	419	5.75%	—	—%
Total Short Term Debt	$681	6.13%	$—	—%
Short-term Paycheck Protection Program Notes	$1,856	1.00%	$—	—%
Short-term debt and current portion of long-term debt	$18,362	3.17%	$20,334	3.98%

Revolving Credit Facility - Premier	$—	—%	$740	6.25%
Total Long-term Revolving Credit Facility	$—	—%	$740	6.25%
Gerber - Star Term Loan	$1,058	6.75%	$—	—%
Premier - Term Loan	321	5.75%	—	—%
Total Long Term Debt	$1,379	6.52%	$—	—%
Long-term Paycheck Protection Program Notes	$2,321	1.00%	$—	—%
Long-term debt, net of current portion	$3,700	3.06%	$740	6.25%

LSV Co-Invest I Promissory Note (“January Note”)	$709	12.00%	$595	12.00%
LSV Co-Invest I Promissory Note (“June Note”)	1,220	12.00%	1,023	12.00%
LSVM Note	378	12.00%	301	12.00%
Total Notes Payable To Related Parties (1)	$2,307	12.00%	$1,919	12.00%

Total Debt	$24,369	3.99%	$22,993	5.32%
(1) See Note 16. Related Party Transactions, for information regarding certain ATRM promissory notes that are outstanding.
Term Loan Facilities
As of December 31, 2020, the short-term debt and current portion of long-term debt included $0.3 million of the Gerber Star term loan, net of issuance costs, and $0.4 million of the Premier term loan. Long-term debt, net of current portion, included $1.1 million of the Gerber Star term loan, net of issuance costs, and $0.3 million of the Premier term loan.

The following table presents the Star and Premier term loans balance net of unamortized debt issuance costs as of December 31, 2020 (in thousands):

December 31, 2020
Amount
Gerber - Star Term Loan	$1,633
Premier - Term Loan	740
Total Principal	2,373
Unamortized debt issuance costs	(313)
Total	$2,060
Sterling Credit Facility
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “SNB Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers (collectively, the “ SNB Borrowers”); the Company, as guarantor; and Sterling National Bank, a national banking association, as lender (“Sterling” or “SNB”).
The SNB Loan Agreement is a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for revolving loans (the “SNB Credit Facility”). Under the SNB Credit Facility, the SNB Borrowers can request the issuance of letters of credit in an aggregate amount not to exceed $0.5 million at any one time outstanding. The borrowings under the SNB Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding. As of December 31, 2020, the Company had $0.2 million of letters of credit outstanding and had additional borrowing capacity of $7.3 million.
At the Borrowers’ option, the SNB Credit Facility will bear interest at either (i) a Floating LIBOR Rate, as defined in the Loan Agreement, plus a margin of 2.50% per annum; or (ii) a Fixed LIBOR Rate, as defined in the Loan Agreement, plus a margin of 2.25% per annum. As our largest single debt outstanding, our floating rate on this facility at the end of 2020 was 2.64%.
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
On March 29, 2019, in connection with the Company’s entry into the SNB Loan Agreement, Jeffery E. Eberwein, the Executive Chairman of the Company’s board of directors, entered into Limited Guaranty Agreement (the “SNB Eberwein Guaranty”) with SNB pursuant to which he guaranteed to SNB the prompt performance of all the Borrowers’ obligations to SNB under the SNB Loan Agreement, including the full payment of all indebtedness owing by Borrowers to SNB under or in connection with the SNB Loan Agreement and related SNB Credit Facility documents. Mr. Eberwein’s obligations under the SNB Eberwein Guaranty are limited in the aggregate to the amount of (a) $1.5 million, plus (b) reasonable costs and expenses of SNB incurred in connection with the SNB Eberwein Guaranty. Mr. Eberwein’s obligations under the SNB Eberwein Guaranty terminate upon the Company and Borrowers achieving certain milestones set forth therein.
In connection with the SNB Credit Facility, in the year ended December 31, 2019, the Company recognized a $0.2 million loss on extinguishment due to the write off of unamortized deferred financing costs associated with our prior revolving credit facility with Comerica.
At December 31, 2020 and 2019, the Company was in compliance with all covenants.
On February 1, 2021, we entered into an amendment to the SNB Loan Agreement, which is described in more detail in Note 19. Subsequent Events, within the notes to our accompanying consolidated financial statements.

ATRM Loan Agreements
As of December 31, 2020, ATRM had outstanding revolving lines of credit of approximately $3.1 million. Our debt through ATRM primarily included (i) $1.1 million principal outstanding on KBS’s $4.0 million revolving credit facility under a Loan and Security Agreement, dated February 23, 2016, (as amended, the “KBS Loan Agreement”), with Gerber Finance Inc. (“Gerber”) and (ii) $2.0 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a Revolving Credit Loan Agreement, dated June 30, 2017 (as amended, the “Premier Loan Agreement”) with Premier Bank (“Premier”), net of an immaterial amount of unamortized financing fees. As of December 31, 2020, ATRM was at the maximum borrowing capacity under both revolving lines of credit, based on the inventory and accounts receivable on that day which fluctuates weekly.
See Note 16. Related Party Transactions, for information regarding certain ATRM promissory notes that are outstanding.
KBS Loan Agreement
On February 23, 2016, ATRM, KBS and Main Modular Haulers, Inc. (a subsidiary of ATRM) entered into a Loan and Security Agreement, (as amended, the “KBS Loan Agreement”), with Gerber. The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory and other collateral. The KBS Loan Agreement, which was scheduled to expire on February 22, 2018, has been automatically extended for successive one (1) year periods in accordance with its terms and is now scheduled to expire on February 22, 2022. The KBS Loan Agreement will be automatically extended for another one (1) year period unless a party thereto provides prior written notice of termination. As of December 31, 2020, neither party has provided notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, equating to 6.00% at December 31, 2020, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the KBS Loan Agreement. The KBS Loan Agreement contains representations, warranties, affirmative and negative covenants, defined events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintain a maximum leverage ratio (as defined in the KBS Loan Agreement) and KBS not incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement. The borrowings under the KBS Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding. At December 31, 2020, approximately $1.1 million was outstanding under the KBS Loan Agreement.
The parties to the KBS Loan Agreement have amended the KBS Loan Agreement to provide for increased availability under the KBS Loan Agreement to KBS under certain circumstances, including for new equipment additions, and certain other changes, as well as a waiver of certain covenants.
As of December 31, 2020 and 2019, KBS was not in compliance with the financial covenants requiring no net annual post-tax loss for KBS or the minimum leverage ratio covenant as of 2020. The occurrence of any event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable. In April 2019, June 2019, February 2020 and February 2021, we obtained a waiver from Gerber for these events.
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
On January 5, 2021, Gerber and KBS entered into a Sixteenth Amendment to Loan Agreement (the “Sixteenth Amendment”). The Sixteenth Amendment changed certain definitions under the KBS Loan Agreement to increase the inventory assets against which funds can be borrowed.
On February 26, 2021 Gerber and KBS entered into a Seventeenth Amendment to Loan Agreement (the Seventeenth Amendment”). The Seventeenth Amendment provided the waiver to the 2020 covenant breach and amended the financial covenants. The financial covenants under the KBS Loan Agreement, as amended, provide that (i) KBS shall make no distribution, transfer, payment, advance, or contribution of cash or property which would constitute a restricted payment; (ii) KBS shall report annual post-tax net income at least equal to (a) $385 thousand for the trailing 6-month period ending June 30, 2021 and (b) $500 thousand for the trailing fiscal year end December 31, 2021; and (iii) a minimum EBITDA at June 30, 2021 of more than $880 thousand or at December 31, 2021 of more than $1.5 million.
EBGL Premier Note
On June 30, 2017, EdgeBuilder and Glenbrook (together, EBGL) entered into a Revolving Credit Loan Agreement (as amended, “the Premier Loan Agreement”) with Premier providing EBGL with a working capital line of credit of up to $3.0 million. The Premier Loan Agreement replaced the prior revolving credit facility under a loan and security agreement with Gerber (the “EBGL Loan Agreement”), which was terminated on the same date and all obligations of EBGL and ATRM in favor of Gerber in connection with the EBGL Loan Agreement were extinguished.
Availability under the Premier Loan Agreement is based on a formula tied to EBGL’s eligible accounts receivable, inventory and equipment, and borrowings bear interest at the prime rate plus 1.50%, with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement was scheduled to expire on June 30, 2018, but was extended multiple times by Premier through January 31, 2023. The Premier Loan Agreement may be further extended from time to time at our request, subject to approval by Premier. EBGL’s obligations under the Premier Loan Agreement are secured by all of their inventory, equipment, accounts and other intangibles, fixtures and all proceeds of the foregoing.
On January 31, 2020, contemporaneously with the execution and delivery of the Star Loan Agreement and EBGL Loan Agreement described below, Glenbrook and EdgeBuilder entered into an Extension and Modification Agreement (the “Modification Agreement”) with Premier that modified the terms of the Revolving Credit Promissory Note (the “Premier Note”) made by Glenbrook and EdgeBuilder pursuant to the Premier Loan Agreement. Pursuant to the Modification Agreement, the amount of indebtedness evidenced by the Premier Note was reduced to $1.0 million, and the Premier Note was modified to, among other things: (a) extend the Final Maturity Date (as defined in the Premier Note) of the Premier Note to January 31, 2023, and (b) set the interest that the Premier Note will bear at 5.75% per annum. As a condition to close and to then later extend the term of the Premier Loan Agreement, ATRM and Mr. Eberwein executed a guaranty in favor of Premier, which has, through the multiple extensions described above, been extended through January 1, 2023, under which ATRM and Mr. Eberwein have absolutely and unconditionally guaranteed all of EBGL’s obligations under the Premier Loan Agreement. As of December 31, 2020, approximately $0.7 million was outstanding under the Premier Loan Agreement.

Gerber Star and EBGL Loans
On January 31, 2020, SRE, 947 Waterford Road, LLC (“947 Waterford”), 300 Park Street, LLC (“300 Park”), and 56 Mechanic Falls Road, LLC (“56 Mechanic” and together with SRE, 947 Waterford, and 300 Park, (the “Star Borrowers”), each an Investments Subsidiary, and the Company, ATRM, KBS, EdgeBuilder, and Glenbrook (collectively, the “Star Credit Parties”), entered into a Loan and Security Agreement (as amended, the “Star Loan Agreement”) with Gerber providing the Star Borrowers with a credit facility with borrowing availability of up to $2.5 million ($2.0 million and $0.5 million to KBS and EBGL, respectively) (the “Star Loan”). The advance of $2.0 million to KBS is to be repaid in monthly installments of sixty (60) consecutive equal payments. The advance of $0.5 million to EBGL, which has been temporarily increased by $0.3 million due to be repaid on April 30, 2020, is to be repaid in monthly installments of twelve (12) consecutive equal payments. On February 20, 2020, the Star Borrowers entered into a First Amendment to Loan and Security Agreement (the “First Star Amendment”) with Gerber that amended the Star Loan Agreement in order to (i) temporarily advance $0.3 million to EBGL, which amount is to be repaid to Gerber on or before April 30, 2020; (ii) clarify that Gerber can make multiple advances under the Star Loan Agreement, and (iii) to correct the maturity date of the Star Loan. On April 30, 2020, the Star Borrowers entered into a Second Amendment to Loan and Security Agreement (the “Second Star Amendment”) with Gerber that amended the Star Loan Agreement in order to change terms of repayment for the advance of $0.3 million to EBGL provided for under the First Star Amendment. Under the terms of the Second Star Amendment, the advance of $0.3 million to EBGL is to be repaid in three (3) consecutive equal monthly installments on the thirtieth (30th) day in each calendar month, commencing May 30, 2020, and in a final installment on or before July 31, 2020. As of September 30, 2020, EBGL repaid $0.3 million to Gerber. As of December 31, 2020, $1.6 million was outstanding under the Star Loan Agreement.
On January 31, 2020, EdgeBuilder and Glenbrook (the “EBGL Borrowers”), each a Construction Subsidiary, and the Company, Star, 947 Waterford, 300 Park, 56 Mechanic, ATRM, and KBS (collectively, the “EBGL Credit Parties”), entered into a Loan and Security Agreement (the “EBGL Loan Agreement”) with Gerber providing the EBGL Borrowers with a credit facility with borrowing availability of up to $3.0 million (the “EBGL Loan”). On March 5, 2020, the EBGL Borrowers entered into a First Amendment to Loan and Security Agreement (the “First EBGL Amendment”) with Gerber that amended the EBGL Loan Agreement and the KBS Loan Agreement in order to, among other things, include a pledge $0.3 million of cash collateral by LSVI under the EBGL Loan Agreement which, prior to the First EBGL Amendment, was pledged by LSVI in connection with the KBS Loan Agreement. On July 1, 2020, the EBGL Borrowers entered into a Second Amendment to Loan and Security Agreement that amended the EBGL Loan Agreement in order to, among other things, terminate the pledge of $0.3 million in cash collateral. On February 26, 2021, the EBGL Borrowers entered into a third amendment to the EBGL Loan Agreement (the “Third EBGL Amendment”) pursuant to which the Company and Gerber agreed to, among other things, eliminate the minimum leverage ratio covenant, lower the minimum EBITDA, and require the borrowers to not incur a net operating loss on bi-annual basis. The Third EBGL Amendment also discharged the EBGL Eberwein Guaranty described below. As of December 31, 2020, $2.0 million was outstanding under the Gerber EBGL revolving credit facility.
Availability under the Star Loan Agreement is based on a formula tied to the value of real estate owned by the Star Borrowers, and borrowings bear interest at the prime rate plus 3.5% per annum. Availability under the EBGL Loan Agreement is based on a formula tied to the EBGL Borrowers’ eligible accounts receivable and inventory, and borrowings bear interest at the prime rate plus 2.75% per annum. The Loan Agreements also provide for certain fees payable to Gerber during their respective terms. The Star Loan matures on the earlier of (a) January 1, 2025 or (b) the termination, the maturity or repayment of the EBGL Loan. The EBGL Loan matures on the earlier of (a) January 1, 2022, unless extended, or (b) the termination, the maturity or repayment of the Star Loan. The maturity of the EBGL Loan is automatically extended for successive periods of one (1) year each unless terminated by Gerber or the EBGL Borrowers. The borrowings under the EBGL Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding.

The obligations of the EBGL Borrowers under the EBGL Loan Agreement are guaranteed by the EBGL Credit Parties and are secured by substantially all the assets of the EBGL Borrowers and the EBGL Credit Parties. The obligations of the Star Borrowers under the Star Loan Agreement are guaranteed by the Star Credit Parties and are secured by substantially all the assets of the Star Borrowers and the Star Credit Parties. Contemporaneously with the execution and delivery of the Star Loan Agreement, Jeffrey E. Eberwein, the Executive Chairman of the Company’s board of directors, executed and delivered a Guaranty (the “Gerber Eberwein Guaranty”) to Gerber pursuant to which he guaranteed the performance of all the Star Borrowers’ obligations to Gerber under the Star Loan Agreement, including the full payment of all indebtedness owing by the Star Borrowers to Gerber under or in connection with the Star Loan Agreement and related financing documents. Mr. Eberwein’s obligations under the Gerber Eberwein Guaranty are limited in the aggregate to the amount of (a) $2.5 million, plus (b) costs of Gerber incidental to the enforcement of the Gerber Eberwein Guaranty or any guaranteed obligations. On March 5, 2020, contemporaneously with the execution and delivery of the First EBGL Amendment, Mr. Eberwein, the Executive Chairman of the Company’s board of directors, executed and delivered a Guaranty (the “EBGL Eberwein Guaranty”) to Gerber pursuant to which he guaranteed the performance of all the EBGL Borrowers’ obligations to Gerber under the EBGL Loan Agreement, including the full payment of all indebtedness owing by the EBGL Borrowers to Gerber under or in connection with the EBGL Loan Agreement and related financing documents. Mr. Eberwein’s obligations under the EBGL Eberwein Guaranty are limited in the aggregate to the amount of (a) $0.5 million, plus (b) costs of Gerber incidental to the enforcement of the EBGL Eberwein Guaranty or any guaranteed obligations.
On February 26, 2021, the Star Borrowers entered into a third amendment to the Star Loan Agreement (the “Third Star Amendment”) with Gerber that, among other things, amended the contract rate to prime rate plus 3% and discharged the $2.5 million Gerber Eberwein Guaranty.
The Star Loan Agreement and EBGL Loan Agreement contains representations, warranties, affirmative and negative covenants, events of default and other provisions customary for financings of this type. The financial covenants under the EBGL Loan Agreement applicable to the EBGL Borrowers include maintenance of a minimum tangible net worth, a minimum debt service coverage ratio and minimum net income. The Financial covenants under the Star Loan Agreement applicable to the Star Borrowers include a minimum debt service coverage ratio. The occurrence of any event of default under the Loan Agreements may result in the obligations of the Borrowers becoming immediately due and payable. As of December 31, 2020, EBGL was not in compliance with the financial covenants under the Star Loan Agreement and EBGL Loan Agreement as of 2020. The occurrence of any event of default under the EBGL Loan Agreement may result in EBGL’s obligations under the EBGL Loan Agreement becoming immediately due and payable. In February 2021, we obtained a waiver from Gerber for these events and, as part of the Third EBGL Amendment (described above), the Company and Gerber agreed to, among other things, eliminate the minimum leverage ratio covenant, lower the minimum EBITDA, and require the borrowers to not incur a net operating loss on bi-annual basis, as well as discharge the EBGL Eberwein Guaranty.
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
Paycheck Protection Program
On April 30, 2020, each of KBS, EdgeBuilder and Glenbrook executed a separate promissory note evidencing unsecured loans under the Paycheck Protection Program (the “PPP”). The promissory note executed by KBS is for $0.8 million (the “KBS Note”), the promissory note executed by EdgeBuilder is for $0.2 million (the “EdgeBuilder Note”) and the promissory note executed by Glenbrook is for $0.2 million (the “Glenbrook Note”). The KBS Note, the EdgeBuilder Note and the Glenbrook Note, each dated April 30, 2020, are referred to together as the “Construction Notes”.

On May 11, 2020, the Company and each of Digirad Imaging Solutions, Inc. (“DIS”), DMS Imaging, Inc. (“DMS Imaging”) and DMS Health Technologies, Inc. (“DMS Health”), each a direct or indirect wholly owned subsidiary of the Company, executed a separate promissory note evidencing unsecured loans under the PPP. The promissory note executed by the Company, dated May 7, 2020, is for $0.8 million (the “Company Note”); the promissory note executed by DIS, dated May 5, 2020, is for $3.0 million (the “DIS Note”); the promissory note executed by DMS Imaging, dated May 5, 2020, is for $1.6 million (the “DMS Imaging Note”) and the promissory note executed by DMS Health, dated May 7, 2020, is for $0.1 million (the “DMS Health Note”). The Company Note, the DIS Note, the DMS Imaging Note, and the DMS Health Note are referred to together as the “Healthcare Notes”. The Construction Notes and the Healthcare Notes are referred to collectively as the “PPP Notes” and each promissory note individually as a “PPP Note”. As of December 31, 2020, the $1.6 million DMS Imaging Note, the $0.1 million DMS Health Note, and the $0.8 million Company Note were forgiven. In first quarter 2021, $0.4 million of the Glenbrook Note and EdgeBuilder Note, and $0.8 million of the KBS Note were forgiven; therefore, the DIS Loan is the only PPP Note that remains outstanding.
The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The loans evidenced by the Construction Notes are being made through Bremer Bank (“Bremer”) as lender, and the loans evidenced by the Healthcare Notes are being made through Sterling as lender.
The loans evidenced by the PPP Notes (the “PPP Loans”) have two-year terms and bear interest at a rate of 1.00% per annum. Monthly principal and interest payments under the PPP Loans are deferred for ten months after the end of covered periods. Beginning eleven months from the date of a PPP Note, unless fully forgiven prior thereto, the applicable borrower will pay to its lender thereunder a monthly principal and interest payments. The PPP Loans may be prepaid at any time prior to maturity with no prepayment penalties. The Construction Notes mature on April 30, 2022, and the Healthcare Notes mature two years from the date the loans under the Healthcare Notes are disbursed. Loans under the Company Note and the DIS Note were disbursed on May 12, 2020, and the loans under the DMS Health Note and DMS Imaging Note were disbursed on May 13, 2020.
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
Under the terms of the CARES Act, recipients of loans under the PPP can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and certain other eligible costs. However, no assurance is provided that forgiveness for any portion of the PPP Loans will be obtained and even if forgiveness is granted the PPP Loans may remain subject to review and audit due to all affiliated PPP Notes equaling more than $2 million.

In order to apply for the PPP Loans, we were required to certify, among other things, that the current economic uncertainty made the PPP Loans request necessary to support ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The Company is continuing to evaluate the criteria and new guidance put out by the SBA regarding loan forgiveness and the procedures to seek loan forgiveness. As of December 31, 2020, $2.5 million of the Company Note, DMS Imaging Note and DMS Health Note were forgiven. Subsequently, Construction Notes were forgiven. The Company has sought full loan forgiveness from the SBA for the DIS Note, based on the satisfaction of applicable criteria and guidelines. PPP Loan forgiveness is sought under the belief that all entities requesting loan forgiveness have met the stated criteria and guidelines provided by the SBA and terms of the CARES Act; however, no assurance can be provided that forgiveness of the rest of PPP Loans will be obtained.

As of December 31, 2020, maturities of debt obligations, including ATRM Notes Payable, for the next five years and thereafter are as follows (in thousands):

Debt Maturities
2021	$20,718
2022	3,072
2023	460
2024	400
2025	33
Total	$24,683
Note 11. Commitments and Contingencies
Other Matters
In the normal course of business, we have been, and will likely continue to be, subject to litigation or administrative proceedings incidental to our business, such as claims related to customer disputes, employment practices, wage and hour disputes, product liability, professional liability, commercial disputes, licensure restrictions or denials, and warranty or patent infringement. Responding to litigation or administrative proceedings, regardless of whether they have merit, can be expensive and disruptive to normal business operations. We are not able to predict the timing or outcome of these matters and do not expect that the resolution of these matters will have a material adverse effect on our financial position or results of operations.
Note 12. Leases
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
The components of lease expense in continuing operations for the year ended December 31, 2020 and 2019 are as follows (in thousands):

	December 31, 2020	December 31, 2019
Operating lease cost	$1,303	$942

Finance lease cost:
Amortization of finance lease assets	$463	$435
Interest on finance lease liabilities	92	86
Total finance lease cost	$555	$521
Operating lease cost in discontinued operations for the years ended December 31, 2020 and 2019 was $0.9 million and $0.6 million, respectively.
Total finance lease cost in discontinued operations for the years ended December 31, 2020 and 2019 was $0.4 million and $0.3 million, respectively.

Supplemental cash flow information related to leases from continuing operations was as follows (in thousands):

	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,201	$938
Operating cash flows from finance leases	$92	$86
Financing cash flows from finance leases	$588	$509

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$596	$1,189
Finance leases	$579	$654
Supplemental balance sheet information related to leases as of December 31, 2020 and 2019 was as follows (in thousands):

	December 31, 2020	December 31, 2019
Operating lease right-of-use assets, net (1)	$1,769	$2,238

Operating lease liabilities	$1,011	$1,144
Operating lease liabilities, net of current	828	1,206
Total operating lease liabilities (2)	$1,839	$2,350

Finance lease assets	$2,765	$2,760
Finance lease accumulated amortization	(791)	(1,089)
Total finance lease assets, net (3)	$1,974	$1,671

Finance lease liabilities	$594	$559
Finance lease liabilities, net of current	937	1,001
Total finance lease liabilities (4)	$1,531	$1,560

Weighted-Average Remaining Lease Term (in years)
Operating leases	2.3	1.6
Finance leases	2.8	3.0

Weighted-Average Discount Rate
Operating leases	5.53%	7.59%
Finance leases	6.44%	6.52%
Finance leases are recorded in other current and long-term liabilities as of December 31, 2020 and 2019.
(1) The amounts above exclude $4.9 million and $2.6 million of right-of-use assets, net at DMS classified as held for sale as of December 31, 2020 and 2019, respectively.
(2) The amounts above exclude $4.9 million and $2.6 million of operating lease liabilities at DMS classified as held for sale as of December 31, 2020 and 2019, respectively.
(3) The amounts above exclude $0.9 million and $1.2 million of finance lease assets, net at DMS classified as held for sale as of December 31, 2020 and 2019, respectively.
(4) The amounts above exclude $0.5 million and $0.9 million of finance lease liabilities at DMS classified as held for sale as of December 31, 2020 and 2019, respectively. See Note 4. Discontinued Operations, for additional information.

We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of December 31, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
2021	$1,084	$729
2022	477	536
2023	256	286
2024	137	118
Thereafter	—	2
Total future minimum lease payments	1,954	1,671
Less amounts representing interest	(115)	(140)
Present value of lease obligations	$1,839	$1,531

Lessor
In the Digirad Health division, we generate lease income in the Diagnostic Services segment, from equipment rentals to customers. Rental contracts are structured as either a weekly or monthly payment arrangement and are accounted for as operating leases. Revenues are recognized on a straight-line basis over the term of the rental. As of December 31, 2020 and 2019, our lease contracts are mainly month to month contracts.
Within our Building and Construction segment, we subleased the manufacturing building located in Waterford, Maine to a commercial tenant pursuant to a lease with an initial 5 years term, commencing on September 6, 2019. The lease is structured with a monthly payment arrangement and is accounted for as an operating lease. As of December 31, 2020 our undiscounted cash flows for future minimum base rents to be received under operating leases from 2021 to 2024 are $0.1 million, $0.1 million, $0.2 million, and $0.1 million, respectively.
Note 13. Share-Based Compensation
At December 31, 2020, we have two active equity incentive plans, the 2011 Inducement Stock Incentive Plan (the “2011 Plan”), and the 2018 Incentive Plan (the “2018” Plan and together with the 2011 Plan, “the Plans”), under which stock options, restricted stock units, and other stock-based awards may be granted to employees and non-employees, including members of our Board of Directors. The terms of any equity instruments granted under the Plans are approved by the Board of Directors. Stock options typically vest over the requisite service period of one to 4 years and have a contractual term of seven to 10 years. Restricted stock units generally vest over one to 4 years. Under the Plans, we are authorized to issue an aggregate of 485,000 shares of common stock. As of December 31, 2020, the Plans had 368,334 shares available for future issuance. The number of shares reserved for issuance under the 2018 Plan is subject to increase by (i) the number of shares of common stock that remained available for grant under the 2014 Equity Incentive Award Plan (the “2014 Plan”) as of the effective date of the 2018 Plan, plus (ii) any shares of common stock under the 2014 Plan that are forfeited, expire, or are canceled. As of December 31, 2020, the number of shares provided for issuance under the 2018 Plan due to unissued, forfeited, expired, and canceled shares under the 2014 Plan was 59,620 shares.
Stock Options
The estimated fair value of our stock options is determined using the Black-Scholes model. All stock options were granted with an exercise price equal to the fair value of the common stock on the grant date. There were no employee stock options granted during the years ended December 31, 2020 and 2019.
A summary of our stock option award activity as of and for the year ended December 31, 2020 is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options exercisable at December 31, 2019	53	$32.41
Options outstanding at December 31, 2019	54	$32.93
Options expired	(19)	$25.66
Options outstanding at December 31, 2020	35	$36.83	1.1	$—
Options exercisable at December 31, 2020	35	$36.83	1.1	$—

At December 31, 2020, there is no unrecognized compensation cost related to unvested stock options.
Upon exercise, we issue new shares of common stock. There were no stock option exercises was during the years ended December 31, 2020 and 2019, respectively.
Under the guidance for share-based payments, the fair value of our restricted stock units is based on the grant date fair value of our common stock. All restricted stock units were granted with no purchase price. Vesting of the restricted stock units is subject to service conditions, as well as the attainment of additional performance objectives for certain of the awards. The weighted-average grant date fair value of the restricted stock units was $2.37 and $6.87 per share during the years ended December 31, 2020 and 2019, respectively.
A summary of our restricted stock unit activity as of and for the year ended December 31, 2020 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested restricted stock units outstanding at December 31, 2019	78	$11.34
Granted	19	$2.37
Forfeited	(4)	$4.44
Vested	(59)	$8.38
Non-vested restricted stock units outstanding at December 31, 2020	34	$12.39
The following table summarizes information about restricted stock units that vested during the years ended December 31, 2020 and 2019 based on service conditions (in thousands):

	Year Ended December 31,
	2020	2019
Fair value on vesting date of vested restricted stock units	$159	$171
At December 31, 2020, total unrecognized compensation cost related to non-vested restricted stock units was $0.2 million, which is expected to be recognized over a weighted-average period of 0.7 years.
Allocation of Share-Based Compensation Expense
Total share-based compensation expense related to all of our share-based units for the years ended December 31, 2020 and 2019 was allocated as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cost of revenues:
Services	$19	$21
Product and product-related	8	8
Selling, general and administrative	483	493
Total share-based compensation expense	$510	$522

Share-based compensation expense in continuing operations for the years ended December 31, 2020 and 2019 was $0.5 million and $0.5 million, respectively. Share-based compensation expense in discontinued operations for the years ended December 31, 2020 and 2019 was $14 thousand and $18 thousand, respectively.

Note 14. Income Taxes
Significant components of the provision (benefit) for income taxes from continuing operations for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Current provision:
State	$89	$55
Total current provision	89	55
Deferred provision:
Federal	21	253
State	19	(507)
Total deferred benefit	40	(254)
Total income tax provision (benefit)	$129	$(199)
Intraperiod allocation rules require us to allocate our provision for income taxes between continuing operations and other categories or comprehensive income (loss) such as discontinued operations. As described in Note 4. Discontinued Operations, the results of our Mobile Healthcare reportable segment have been reported as discontinued operations for the current and prior year. As a result of the intraperiod allocation rules, for the year ended December 31, 2020 and 2019, the Company recorded a tax expense of $22 thousand and a benefit of $0.1 million, respectively, for discontinued operations.
Differences between the provision for income taxes and income taxes at the statutory federal income tax rate for continuing operations are for the years ended December 31, 2020 and 2019 as follows:

	Year Ended December 31,
	2020	2019
Income tax expense at statutory federal rate	21.0%	21.0%
State income tax expense, net of federal benefit	0.4%	(4.6)%
Permanent differences and other	(11.7)%	(12.0)%
PPP Loan Forgiveness	12.8%	—%
Transaction costs	—%	(8.5)%
Withholding costs	—%	—%
Revaluation of deferred taxes due to change in effective federal and state tax rates	(1.1)%	0.9%
Expiration of net operating loss and tax credit carryovers	(47.4)%	(78.3)%
Stock compensation	(1.3)%	(0.1)%
Reserve for uncertain tax positions and other reserves	4.0%	22.9%
Change in valuation allowance	20.1%	65.6%
(Provision) benefit for income taxes	(3.2)%	6.9%

Our net deferred tax assets as of December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$22,614	$23,922
Research and development and other credits	72	72
Reserves	363	402
Operating lease liabilities	2,619	1,265
Interest carryover	14	190
Other, net	1,186	1,264
Total deferred tax assets	26,868	27,115
Deferred tax liabilities:
Fixed assets and other	(1,342)	(2,166)
Right of use assets	(2,534)	(1,236)
Intangibles	(4,128)	(4,597)
Total deferred tax liabilities	(8,004)	(7,999)
Valuation allowance for deferred tax assets	(18,930)	(19,139)
Net deferred tax liabilities	$(66)	$(23)
The Company recognizes federal and state deferred tax assets or liabilities based on the Company’s estimate of future tax effects attributable to temporary differences and carryovers. The Company records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. As of December 31, 2020, as a result of a three-year cumulative loss and recent events, we concluded that a full valuation allowance was necessary to offset our deferred tax assets. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. The Company continues to be in a cumulative pretax loss for the three year period ended December 31, 2020. Accordingly, the full valuation allowance was maintained for the year ended December 31, 2020. The Company’s valuation allowance balance at December 31, 2020 is $18.9 million , offsetting the Company’s deferred tax assets. The Company will continue to evaluate its deferred tax balances to determine any assets that are more likely than not to be realized.
As of December 31, 2020, we had federal and state income tax net operating loss carryforwards after estimated section 382 limitations of $94.9 million and $108.8 million, respectively. Pre-2018 federal loss carryforwards will begin to expire in 2021 unless previously utilized. State loss carryforwards of approximately $0.2 million expired in 2020, and approximately $0.4 million is set to expire in 2021, unless previously utilized. We also have federal and California research and other credit carryforwards of approximately $0.7 million and $2.1 million, respectively, as of December 31, 2020. The federal credits will begin to expire in 2021. The California research credits have no expiration. Pursuant to Internal Revenue Code Sections 382 and 383, use of our net operating loss and credit carryforwards may be limited because of a cumulative change in ownership greater than 50%. As of December 31, 2020, the Company has not experienced a change in ownership greater than 50%; however, some of the tax attributes acquired with the DMS Health businesses are subject to such limitations due to ownership changes of greater than 50% that may have occurred or which may occur in the future. A valuation allowance has been recognized to offset the deferred tax assets, as realization of such assets has not met the “more likely than not” threshold required under the authoritative guidance of accounting for income taxes. In addition, the net operating losses acquired in the ATRM Acquisition are also limited under section 382.

The following table summarizes the activity related to our unrecognized tax benefits for the years ended December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Balance at beginning of year	$2,941	$3,610
Expiration of the statute of limitations for the assessment of taxes	(163)	(669)
Balance at end of year	$2,778	$2,941
Included in the unrecognized tax benefits of $2.8 million at December 31, 2020 was $2.3 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance. The Company does not expect our unrecognized tax benefits to change significantly over the next 12 months.
We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2016; however, our net operating loss carryforwards and research credit carryforwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The accrued interest as of December 31, 2020 and 2019, and interest and penalties recognized during the years ended December 31, 2020 and 2019 were of insignificant amounts.
Note 15. Employee Retirement Plan
Employees of the Company’s Digirad Health division have a 401(k) retirement plan under which employees may contribute up to 100% of their annual salary, within IRS limits. The Company contributions in continuing operations to the retirement plans totaled $0.2 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively. The Company contributions in discontinued operations to the retirement plans totaled $0.1 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively.
Note 16. Related Party Transactions
Eberwein Guarantees
SNB
On March 29, 2019, in connection with the Company’s entry into the SNB Loan Agreement, Mr. Eberwein, the Executive Chairman of the Company’s board of directors, entered into the Limited Guaranty Agreement (the “SNB Eberwein Guaranty”) with SNB pursuant to which he guaranteed to SNB the prompt performance of all the Borrowers’ obligations to SNB under the SNB Loan Agreement, including the full payment of all indebtedness owing by Borrowers to SNB under or in connection with the SNB Loan Agreement and related SNB Credit Facility documents. Mr. Eberwein’s obligations under the SNB Eberwein Guaranty are limited in the aggregate to the amount of (a) $1.5 million, plus (b) reasonable costs and expenses of SNB incurred in connection with the SNB Eberwein Guaranty. Mr. Eberwein’s obligations under the SNB Eberwein Guaranty terminate upon the Company and Borrowers achieving certain milestones set forth therein.
Gerber
On March 5, 2020, contemporaneously with the execution and delivery of the First EBGL Amendment, Mr. Eberwein, the Executive Chairman of the Company’s board of directors, executed and delivered a Guaranty (the “EBGL Eberwein Guaranty)” to Gerber pursuant to which he guaranteed the performance of all the EBGL Borrowers’ obligations to Gerber under the EBGL Loan Agreement, including the full payment of all indebtedness owing by the EBGL Borrowers to Gerber under or in connection with the EBGL Loan Agreement and related financing documents. Mr. Eberwein’s obligations under the EBGL Eberwein Guaranty were limited in the aggregate to the amount of (a) $0.5 million, plus (b) costs of Gerber incidental to the enforcement of the EBGL Eberwein Guaranty or any guaranteed obligations. On February 26, 2021, the Third EBGL Amendment discharged the EBGL Eberwein Guaranty and removed Mr. Eberwein as an ancillary guarantor from the EBGL Loan Agreement.
On February 26, 2021, the Third Star Amendment discharged the $2.5 million Gerber Eberwein Guaranty.
Premier
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
ATRM
Jeffrey E. Eberwein, the Executive Chairman of our board of directors is also the Chief Executive Officer of Lone Star Value Management, LLC (“LSVM”), which is the investment manager of Lone Star Value Investors, LP (“LSVI”) and Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”). Mr. Eberwein is also the sole manager of Lone Star Value Investors GP, LLC (“LSV GP”), the general partner of LSVI and LSV Co-Invest I, and is the sole owner of LSV Co-Invest I. LSVM was a wholly owned subsidiary of ATRM on the ATRM Acquisition Date (see Acquisition of LSVM below). Prior to the closing of the ATRM Merger, Mr. Eberwein was also Chairman of the board of directors of ATRM. On October 25, 2019, ATRM distributed its interest in LSVM to Digirad, resulting in LSVM becoming a wholly owned direct subsidiary of Star Equity.
Prior to the closing of the ATRM Merger, Mr. Eberwein and his affiliates owned approximately 4.3% of the outstanding Company common stock and 17.4% of the outstanding ATRM common stock. In addition, LSVI owned  222,577 shares of ATRM’s 10.0% Series B Cumulative Preferred Stock (the “ATRM Preferred Stock”) and another 374,562 shares of ATRM Preferred Stock were owned directly by LSV Co-Invest I. Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of the securities owned by LSVI and LSV Co-Invest I. Mr. Eberwein disclaimed beneficial ownership of ATRM Preferred Stock, except to the extent of his pecuniary interest therein. At the effective time of the ATRM Merger, (i) each share of ATRM common stock converted into the right to receive three one-hundredths (0.03) of a share of Company Preferred Stock and (ii) each share of ATRM Preferred Stock converted into the right to receive two and one-half (2.5) shares of Company Preferred Stock.
As of December 31, 2020, Mr. Eberwein owned approximately 3.3% of the outstanding Star Equity common stock. In addition, as of December 31, 2020, Mr. Eberwein owned 1,310,036 shares of Company Preferred Stock. Mr. Eberwein as the CEO of LSVM, which is the investment advisor of LSVI, and as the sole manager of LSV GP, which is the general partner of LSVI Mr. Eberwein may be deemed the beneficial owner of the securities held by LSVI. Mr. Eberwein disclaims beneficial ownership of Company Preferred Stock, except to the extent of his pecuniary interest therein.
On July 10, 2020, Star Equity authorized LSVI to initiate a pro-rata distribution to its partners of an aggregate of 300,000 shares of Company Preferred Stock at $10 per share, which was finalized by the Company's transfer agent on July 22, 2020 (the "Distribution"), which includes 114,624 shares of Company Preferred Stock consisting of (i) 113,780 shares of Company Preferred Stock received by the Jeffrey E. Eberwein Revocable Trust (the “Eberwein Trust”) as a result of the Distribution and (ii) 844 shares of Company Preferred Stock acquired by the Eberwein Trust as a result of shares of Company Preferred Stock distributable to LSV GP in the Distribution being transferred directly to the Eberwein Trust contemporaneously with the Distribution. At the time of the Distribution, the Eberwein Trust was a limited partner of LSVI and LSV GP was the general partner of LSVI. Mr. Eberwein, as the trustee of the Eberwein Trust, may be deemed to beneficially own the securities held in the Eberwein Trust. Mr. Eberwein expressly disclaims beneficial ownership of such securities held in the Eberwein Trust except to the extent of his pecuniary interest therein. Mr. Eberwein, by virtue of his position as the manager and sole beneficial owner of LSV GP, the general partner of LSVI, may be deemed to beneficially own the securities owned by LSVI and LSV GP. Mr. Eberwein expressly disclaims beneficial ownership of such securities owned by LSVI and the securities owned by LSV GP, except to the extent of his pecuniary interest therein.
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

On September 17, 2020, in connection with satisfying the Company’s obligations under the Registration Rights Agreement, the Company filed a registration statement with the SEC (the “September Registration Statement”) relating to the sale or other disposition from time to time of up to 1,492,321 shares of Company Preferred Stock by the selling stock holders identified in the September Registration Statement, including their transferees, pledgees, donees or successors. Jeffrey E. Eberwein, the Executive Chairman of the Company’s board of directors, is a selling stockholder under the September Registration Statement. The selling stockholders may, from time to time, sell transfer, or otherwise dispose of any or all of their shares of Company Preferred Stock or interests in shares of Company Preferred Stock on any stock exchange, market, or trading facility on which the shares are traded or in private transactions. These dispositions by the selling stockholders may be at fixed prices, at prevailing market prices at the time of sale, at prices related to prevailing market price, at varying prices determined at the time of sale, or at negotiated prices.
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
ATRM Notes Payable
ATRM has the following related party promissory notes (the “ATRM Notes”) outstanding:
(i) Unsecured promissory note (principal amount of $0.7 million payable to LSV Co-Invest I), with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest previously due on January 12, 2020 (the “January Note”). On November 13, 2019, LSV Co-Invest I extended the maturity date of the January Note from January 12, 2020, to the earlier of (i) October 1, 2020 and (ii) the date when the January Note is no longer subject to a certain Subordinate Agreement dated January 12, 2018, as amended, in favor of Gerber. As described below, in November 2020 and March 2021, Mr. Eberwein signed the second and third extension letter to extends the maturity date of January Note.
(ii) Unsecured promissory note (principal amount of $1.2 million payable to LSV Co-Invest I), with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest previously due on June 1, 2020 (the “June Note”). On November 13, 2019 LSV Co-Invest I also extended the maturity date of the June Note from June 1, 2020, to the earlier of (i) October 1, 2020 and (ii) the date when the January Note is no longer subject to a certain Subordinate Agreement dated June 1, 2018, as amended, in favor of Gerber. As described below, in November 2020 and March 2021, Mr. Eberwein signed the second and third extension letter to extends the maturity date of June Note.
(iii) Unsecured promissory note (principal amount of $0.4 million payable to LSVM), with interest payable annually at a rate of 10.0% per annum (LSVM may elect to receive any interest payment entirely in-kind at a rate of 12.0% per annum), with any unpaid principal and interest previously due on November 30, 2020 (the “LSVM Note”). As described below, in November 2020, Mr. Eberwein signed the second and third extension letter to extends the maturity date of LSVM Note.
LSVM and LSV Co-Invest I on July 17, 2019, waived any right to accelerate payment with respect to the ATRM Merger under the ATRM Notes. In March 2020, Mr. Eberwein, sole manager of LSV Co-Invest I and LSVM, provided the Company a Letter of Support of the ATRM Notes indicating that he will take no adverse action against ATRM for failure to pay the principal due on the ATRM Notes by the maturity date and intends to work with the Company and ATRM to assure the financial success of the Company. In November 2020, Mr. Eberwein signed the second extension letter to extend the maturity date of the ATRM Notes to the earlier of (i) the date that is 5 business days after the Closing Date defined within the DMS stock Purchase Agreement dated October 30, 2020 between the Company and Knob Creek Acquisition Corp. or (ii) the date when the Note is no longer subject to a certain subordinate letter agreement dated January 12, 2018, as amended in favor of Gerber. In March 2021, Mr. Eberwein signed the third extension letter to extend the maturity dates of the ATRM Notes to aforementioned two conditions or to June 30, 2022.
Subordination Agreement
LSVM and LSV Co-Invest I are party to subordination agreements with ATRM and Gerber pursuant to which LSVM and LSV Co-Invest I agreed to subordinate the obligations of ATRM under their unsecured promissory notes to the obligations of the borrowers to Gerber.

Acquisition of LSVM
On April 1, 2019, ATRM entered into a Membership Interest Purchase Agreement (the “LSVM Purchase Agreement”) with LSVM and Mr. Eberwein. Pursuant to the terms of the LSVM Purchase Agreement, Mr. Eberwein sold all of the issued and outstanding membership interests of LSVM to ATRM (the “LSVM Acquisition”) for a purchase price of $100, subject to a working capital adjustment provision. The LSVM Acquisition closed simultaneously with the execution and delivery of the LSVM Purchase Agreement, and was deemed effective as of January 1, 2019 for accounting purposes, as a result of which LSVM became a wholly-owned subsidiary of ATRM. Pursuant to the LSVM Purchase Agreement, the current assets as well as the $0.3 million promissory note issued by ATRM and current liabilities existing prior to January 1, 2019 remain with Mr. Eberwein. Cash contributions made by Mr. Eberwein subsequent to the ATRM Acquisition also exist as a payment due to Mr. Eberwein by ATRM. The LSVM Purchase Agreement contains representations, warranties, covenants and indemnification provisions customary for transactions of this type. LSVM was acquired by the Company as part of the ATRM Acquisition.
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
Joint Venture
On December 14, 2018, the Company and ATRM, entered into a joint venture and formed Star Procurement, LLC (“Star Procurement”), with the Company and ATRM each holding a 50% interest in Star Procurement. The purpose of the joint venture was to provide the service of purchasing and selling building materials and related goods to KBS with which Star Procurement entered into a Services Agreement on January 2, 2019. In accordance with the terms of the Star Procurement Limited Liability Company Agreement, the Company made a $1.0 million capital contribution to the joint venture in January 2019.
As of December 31, 2020, and upon the completion of the ATRM Merger, Star Procurement became wholly owned subsidiary of the Company.
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

Lease of Maine Facilities
On April 3, 2019, KBS entered into a separate lease agreement with each of 947 Waterford (the “Waterford Lease”) and 300 Park (the “Park Lease”). The Waterford Lease has an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Waterford Lease were estimated to be between $1.2 million and $1.3 million in the aggregate. The Park Lease had an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Park Lease are estimated to be between $3.3 million and $3.6 million in the aggregate. ATRM had unconditionally guaranteed the performance of all obligations under the Waterford Lease and Park Lease to be performed by KBS under each lease, including, without limitation, the payment of all required rent.
On March 27, 2019, 56 Mechanic, a wholly-owned subsidiary of SRE, purchased from a third party certain property and equipment located in Oxford, Maine (the “Oxford Facility”). The transaction closed on April 25, 2019. The purchase price of the Oxford Facility was $1.2 million, subject to adjustment for taxes and other charges and assessments. On April 3rd and 18th of 2019, KBS signed a lease and an amendment, respectively, with 56 Mechanic (the “Oxford Lease”), which became effective upon the closing of the transaction. The initial term under the Oxford Lease commenced upon delivery of the Oxford Facility to KBS. The Oxford Lease had an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Oxford Lease were estimated to be between $1.4 million and $1.5 million in the aggregate. ATRM had unconditionally guaranteed the performance of all obligations under the Oxford Lease to be performed by KBS, including, without limitation, the payment of all required rent.
As of September 10, 2019 and upon the completion of the ATRM Merger, the Waterford Lease, the Park Lease and the Oxford Lease are treated as intercompany transactions and eliminated in consolidation.
Note 17. Segments
Our business is organized into four reportable segments:
1.Diagnostic Services
2.Diagnostic Imaging
3.Building and Construction
4.Real Estate and Investments
For discussion purposes, we categorized our Diagnostic Services reportable segment as “Services,” and our Diagnostic Imaging reportable segment as “Product and Product-Related.”
Diagnostic Services. Through Diagnostic Services, the Company offers a convenient and economically efficient imaging and monitoring services program as an alternative to purchasing equipment or outsourcing the procedures to another physician or imaging center. For physicians who wish to perform nuclear imaging, echocardiography, vascular or general ultrasound tests, we provide imaging systems, qualified personnel, radiopharmaceuticals, licensing services, and the logistics required to perform imaging in their own offices, and thereby the ability to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for those services, which are primarily cardiac in nature. The Company provides imaging services primarily to cardiologists, internal medicine physicians, and family practice doctors who typically enter annual contracts for a set number of days ranging from once per month to five times per week.
Diagnostic Imaging. Through Diagnostic Imaging, the Company sells our internally developed solid-state gamma cameras, imaging systems and camera maintenance contracts. Our imaging systems include nuclear cardiac imaging systems, as well as general purpose nuclear imaging systems. We sell our imaging systems to physician offices and hospitals primarily in the United States, although we have sold a small number of imaging systems internationally.
Building and Construction. Through Star Equity’s wholly-owned subsidiaries KBS, Glenbrook and EdgeBuilder, we service residential and commercial construction projects by manufacturing modular housing units, structural wall panels, permanent wood foundation systems, other engineered wood products, and supply general contractors with building materials. KBS is a Maine-based manufacturer that started business in 2001 as a manufacturer of modular homes. KBS offers products for both commercial and residential buildings with a focus on customization to suit the project requirements and provide engineering and design expertise. Glenbrook is a retail supplier of lumber, windows, doors, cabinets, drywall, roofing, decking and other building materials and conducts its operations in Oakdale, Minnesota. EdgeBuilder is a manufacturer of structural wall panels, permanent wood foundation systems and other engineered wood products and conducts its operations in Prescott, Wisconsin.

Real Estate and Investments. Through this segment, we hold significant real estate assets that the Company acquires. As an initial transaction to create the Company’s real estate division under SRE in April 2019, the Company funded the initial purchase of three manufacturing facilities in Maine that manufacture modular buildings and leased those three properties. The funding of the assets acquisition was primarily through the revolver loan under our SNB Credit Facility. We also have an investment arm that operates under LSVM, which provides investment advisory services. We expect the investment advisory services to assist in making strategic investments, some of which may produce potential acquisition targets for the Company.
Our reporting segments have been determined based on the nature of the products and services offered to customers or the nature of their function in the organization. We evaluate performance based on the gross profit and operating income (loss) excluding litigation reserve expense, goodwill impairment, and transaction and integration costs. The Company does not identify or allocate its assets by operating segments. Accordingly, assets are not being reported by segment because the information is not available by segment and is not reviewed in the evaluation of performance or making decisions in the allocation of resources. Our operating costs included in our shared service functions primarily consist of senior executive officers, finance, human resources, legal, and information technology. During the fourth quarter of 2020, we have classified the results of our DMS segment as discontinued operations in our consolidated statement of operations for all periods presented. Accordingly, segment results have been recast for all periods presented to reflect DMS as discontinued operations. As costs of shared service functions previously allocated to DMS are not allocable to discontinued operations, prior period corporate costs have been reallocated amongst the continuing reportable segments.

Segment information for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	Year ended December 31,
	2020	2019
Revenue by segment:
Diagnostic Services	$39,267	$47,723
Diagnostic Imaging	9,965	13,872
Building and Construction	28,879	11,257
Real Estate and Investments	685	275
Corporate, eliminations and other	(633)	(193)
Consolidated revenue	$78,163	$72,934
Gross profit by segment:
Diagnostic Services	$6,758	$10,237
Diagnostic Imaging	3,391	5,136
Building and Construction	4,047	2,013
Real Estate and Investments	424	(33)
Corporate, eliminations and other	(633)	(193)
Consolidated gross profit	$13,987	$17,160
Income (loss) from operations by segment:
Diagnostic Services	$3,888	$6,788
Diagnostic Imaging	2,136	3,283
Building and Construction	(2,909)	307
Real Estate and Investments	270	(312)
Corporate, eliminations and other	(633)	(193)
Unallocated corporate and other expenses	(9,524)	(9,440)
Segment (loss) income from operations	(6,772)	433
Goodwill impairment (1)	(436)	—
Merger and finance costs (2)	—	(2,342)
Consolidated loss from operations	$(7,208)	$(1,909)

Depreciation and amortization by segment:
Diagnostic Services	$1,222	$1,277
Diagnostic Imaging	260	278
Building and Construction	2,172	711
Real Estate and Investments	282	165
Total depreciation and amortization	$3,936	$2,431
(1) Reflects impairment of goodwill for Building & Construction.
(2) Reflects legal and other costs related to the ATRM Merger and holding company establishment.
Geographic Information. The Company’s sales to customers located outside the United States in continuing operations for the years ended December 31, 2020 and 2019 was $0.3 million and $0.2 million, respectively. The Company’s sales to customers located outside the United States in discontinued operations for the years ended December 31, 2020 and 2019 was $0.1 million and $0.2 million, respectively. All of our long-lived assets are located in the United States.

Note 18. Perpetual Preferred Stock
Holders of shares of Company Preferred Stock are entitled to receive, when, as and if, authorized by the Company’s board of directors (or a duly authorized committee of the Company’s board of directors) and declared by the Company out of funds legally available for the payment of dividends, preferential cumulative cash dividends at the rate of 10.0% per annum of the liquidation preference of $10.00 per share. Dividends are payable quarterly, in arrears, on the last calendar day of March, June, September and December to holders of record at the close of business on the first day of each payment month. Series A Preferred Stock is not convertible and does not have any voting rights, except when dividends are in arrears for six or more consecutive quarters, then the holders of those shares together with holders of all other series of preferred stock equal in rank will be entitled to vote separately as a class for the election of two additional directors to board of directors, until all dividends accumulated on such shares of Series A Preferred for the past dividend periods and the dividend for the then current dividend period shall have been fully paid or declared and a sum sufficient for the payment thereof set apart for payment. Under change of control or other conditions, Series A Preferred Stock may be subject to redemption. The Company may redeem the Series A Preferred upon the occurrence of a change of control, subject to certain conditions. The Company may also voluntarily redeem some or all of the Series A Preferred on or after September 10, 2024.
As of December 31, 2020 and 2019, the Company’s board has not declared a dividend on the Company Preferred Stock and the aggregate and per-share amounts of cumulative preferred dividends in arrears are $2.5 million and $1.31 per share, respectively.
A roll forward of the balance of Company Preferred Stock for the year ended December 31, 2020 is as follows (in thousands):

Balance at December 31, 2019	$19,602
Deemed dividend on Series A cumulative perpetual preferred stock	1,916
Fees paid on issuance of preferred stock	(18)
Balance at December 31, 2020	$21,500

Note 19. Subsequent Events
On February 1, 2021, the Company completed the sale of its MD Office Solutions subsidiary to M.D.O.S.C.A Inc., a California based holding company (“MDOSCA”), in exchange for a secured promissory note in the original principal amount of $1.4 million and entry into multi-year service and support agreements between MDOSCA and Digirad Health, Inc., a wholly owned subsidiary of the Company.
On February 1, 2021, in connection with the closing of the Company’s sale of MD Office Solutions, the Company entered into an amendment to the SNB Loan Agreement pursuant to which, among other things, Sterling consented to the sale of MD Office Solutions and the Company’s name change from Digirad Corporation to Star Equity Holdings, Inc.

On February 26, 2021 Gerber and KBS entered into a Seventeenth Amendment to Loan Agreement (the Seventeenth Amendment”). The Seventeenth Amendment provided the waiver to the 2020 covenant breach and amended the financial covenants. The financial covenants under the KBS Loan Agreement, as amended, provide that (i) KBS shall make no distribution, transfer, payment, advance, or contribution of cash or property which would constitute a restricted payment; (ii) KBS shall report annual post-tax net income at least equal to (a) $385 thousand for the trailing 6-month period ending June 30, 2021 and (b) $500 thousand for the trailing fiscal year end December 31, 2021; and (iii) a minimum EBITDA at June 30, 2021 of more than $880 thousand or at December 31, 2021 of more than $1.5 million.

On February 26, 2021, the Star Borrowers entered into a third amendment to the Star Loan Agreement (the “Third Star Amendment”) with Gerber that, among other things, amended the contract rate to prime rate plus 3% and discharged the $2.5 million Gerber Eberwein Guaranty.

On February 26, 2021, the EBGL Borrowers entered into a third amendment to the EBGL Loan Agreement (the “Third EBGL Amendment”) pursuant to which the Company and Gerber agreed to, among other things, eliminate the minimum leverage ratio covenant, lower the minimum EBITDA, and require the borrowers to not incur a net operating loss on bi-annual basis. The Third EBGL Amendment also discharged the EBGL Eberwein Guaranty and removed Mr. Eberwein as an ancillary guarantor from the EBGL Loan Agreement.

On March 26, 2021, in connection with the DMS Sale Transaction, Seller and Buyer entered into an Amendment to Stock Purchase Agreement that amended the Purchase Agreement in order to, among other things, (i) eliminate the requirement that a portion of the purchase price be held in escrow upon closing, and (ii) eliminate the requirement for a purchase price adjustment at closing based on cash and net working capital.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A.CONTROLS AND PROCEDURES
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
As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020 as a result of the material weakness discussed below.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2020.
A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
The Company identified material errors in the accounting for debt classification which resulted in the restatement of previously issued consolidated financial statements. These errors resulted from a material weakness related to ineffectively designed controls over review of contracts for new debt agreements and the proper application of GAAP for such agreements.
Plan for Remediation of the Material Weakness in Internal Control Over Financial Reporting
The Company has developed a remediation plan which includes, but is not limited to, a more detailed review over debt contracts and the proper application of GAAP.
Our internal controls over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our internal controls over financial reporting will prevent or detect all errors and fraud. Any internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
Changes in Internal Control over Financial Reporting
Other than the material weakness described above in this Item 9A, there were no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
None.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The current number of directors on our Board of Directors is five. Under our bylaws, the number of directors on our Board of Directors will not be less than five, nor more than nine, and is fixed, and may be increased or decreased by resolution of the Board of Directors. There are no family relationships among any of our directors or executive officers.

Name	Age*	Position	Director Since
Jeffrey E. Eberwein	50	Director, Executive Chairman of the Board	2012
Matthew G. Molchan	54	President and Chief Executive Officer of Digirad Health, Inc., and Director	2013
Michael A. Cunnion	50	Director	2014
John W. Sayward	69	Director	2008
Mitchell I. Quain	69	Director (Lead Independent Director)	2019
* As of March 6, 2021

We began fiscal year 2020 with seven directors. On April 6, 2020, director John M. Climaco resigned from the Board of Directors of the Company and all committees of the Board of Directors effective as of such date and director Dimitrios J. Angelis did not stand for re-election to the Board of Directors at our annual meeting held on July 31, 2020. With the departures of Mr. Climaco and Mr. Dimitrios in 2020, the number of directors on our Board of Directors was reduced to five.

Our Board of Directors

Jeffrey E. Eberwein	Age: 50	Director since 2012
Chief Executive Officer of Hudson Global Inc. (“Hudson”) and Executive Chairman of Star Equity Holdings, Inc.
Committees: None
Mr. Eberwein assumed the position of Executive Chairman of the Board of the Company on January 1, 2021, after serving as Chairman of the Board since February 6, 2013. As Executive Chairman, Mr. Eberwein became the Company’s principal executive officer. Mr. Eberwein is also the chairman of the board at Hudson, a global recruitment company. Mr. Eberwein has served as a director of Hudson since May 2014 and as its Chief Executive Officer since April 1, 2018. Mr. Eberwein is also the Chief Executive Officer of Lone Star Value Management, LLC (“LSVM”), a Connecticut based exempt reporting advisor and investment firm that Mr. Eberwein founded in 2013, of which certain funds it manages are winding down. LSVM was a wholly owned subsidiary of ATRM Holdings, Inc. (“ATRM”), a modular building company that was acquired by the Company on September 10, 2019 (the “ATRM Acquisition” or the “ATRM Merger”). Mr. Eberwein joined the board of directors of ATRM in January 2013 and became its chairman in November 2013. He has 25 years of Wall Street experience, and has valuable public company and financial expertise gained through his employment history and directorships. Prior to founding LSVM in 2013, Mr. Eberwein was a private investor and served as a portfolio manager at Soros Fund Management from 2009 to 2011 and Viking Global Investors from 2005 to 2008. Previously, Mr. Eberwein served as chairman of the board of Ameri Holdings, Inc. from May 2015 to August 2018. Mr. Eberwein also previously served as a director of Novation Companies, Inc. from April 2015 to March 2018; Crossroads Systems, Inc. from June 2013 to May 2016; NTS, Inc. from December 2012 to June 2014; On Track Innovations Ltd. from 2012 to 2014; and Goldfield Corporation from 2012 to 2013. Mr. Eberwein earned an M.B.A. from The Wharton School, University of Pennsylvania and a B.B.A. with High Honors from The University of Texas at Austin.

We believe Mr. Eberwein’s expertise in finance and experience in the investment community, along with his extensive experience, qualifications, attributes and skills make him well qualified to serve as a director of our Company.

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

Matthew G. Molchan	Age: 54	Director since 2013
President and Chief Executive Officer of Digirad Health, Inc.
Committees: None
Mr. Molchan’s full biographical information is provided below under the heading “Our Executive Officers.”
We believe that Mr. Molchan’s extensive experience and key roles at a number of other companies having attributes similar to the Company, enable him to assist in the effective management of the Company and make him well qualified to serve on our Board of Directors.

Michael A. Cunnion	Age: 50	Director since 2014
President and Chief Executive Officer, Remedy Health Media
Committees: Audit, Corporate Governance and Compensation (Chairman)
Mr. Cunnion has an extensive history of leadership roles at healthcare media and communication companies. Since September 2008, Mr. Cunnion has been Chief Executive Officer of Remedy Health Media, a privately held health media company. In addition, prior to that, from January 2004 to December 2007, Mr. Cunnion was the President of privately held HealthTalk, a leading provider of tools and information for chronically ill patients and caregivers. Mr. Cunnion successfully built this company and subsequently sold it to Revolution Health in December 2007. Subsequent to this sale, Mr. Cunnion took on the role of Executive Vice President of Revolution Health, where he oversaw revenue and sales strategy until Revolution Health merged with Everyday Health. Prior to HealthTalk, from December 1998 to December 2003, Mr. Cunnion held the role of Senior Director, Consumer Marketing at WebMD, where he led consumer sales strategy, product development and advertising operations. Mr. Cunnion currently serves on the board of directors of Health-e-Commerce, a healthcare e-commerce platform that simplifies healthcare purchasing for consumers, employers and benefit administrators. This is a post that he has held since 2011. Mr. Cunnion earned a B.A. degree in English from Florida State University.

We believe that Mr. Cunnion’s extensive experience with health care media companies, coupled with his experience with building up companies and creating ownership value are of significant strategic importance to us and make him well qualified to serve on our Board of Directors. His history of creating and leveraging collaborative relationships with the companies he has been part of to maximize value in both the continued organic growth and sale of such companies can be of great benefit to our stockholders.

John W. Sayward	Age: 69	Director since 2008
Retired Partner, Nippon Heart Hospital LLC
Committees: Audit (Chairman), Corporate Governance and Compensation
John W. Sayward is a career health care and pharmaceutical executive. Most recently, he served as Chief Executive Officer for Hera Therapeutics Inc., a position he held through June 2015. Prior to this, Mr. Sayward served as the Chief Operating Officer and Chief Financial Officer of Hera Therapeutics Inc. since September 2014. Previously, he was Partner at Nippon Heart Hospital, LLC from September 2005 to January 2007, which was formed to build and manage cardiovascular care hospitals in Japan. From 2002 to 2005, Mr. Sayward was the Executive Vice President and Chief Financial Officer of LMA North America Inc., a medical device business focused on patient airway management. From 1996 to 2001, Mr. Sayward served as the Executive Vice President of Finance, Chief Financial Officer and Treasurer of SICOR Inc., and was elected to its board of directors in 1998. Previous to the above, he served in various management positions with Baxter Healthcare. He received a B.A. in History from Northwestern University in 1973 and a Master of Management from the Kellogg School of Management at Northwestern University in 1975.

We believe that Mr. Sayward’s past experiences in the health care industry, both in medical devices and pharmaceuticals, makes him well qualified to serve on our Board of Directors. Further, Mr. Sayward’s depth and breadth of positions and experiences also makes him well qualified to serve as a financial expert and audit committee chairman.

Mitchell I. Quain	Age: 69	Director since 2019
Lead Director, Jason Incorporated
Committees: Audit, Corporate Governance and Compensation
Mr. Quain joined the board of the Company in January, 2019 and became lead independent director on January 1, 2021. He has served as a Senior Advisor to The Carlyle Group, L.P., a private equity firm, since December 2011. Mr. Quain is currently the Lead Director of Jason Incorporated , where he has served as a director since September 2015 and is a member of its Compensation Committee and its Corporate Governance and Nominating Committee. Mr. Quain has served a director of AstroNova, Inc. (NASDAQ: ALOT) since August 2011 and is the Chairman of its Compensation Committee and a member of its Audit and Nominating Committees. Previously, Mr. Quain served on the boards of RBC Bearings Incorporated (NASDAQ: ROLL) from September 2011 until September 2018, where he was a member of its Audit Committee; Hardinge, Inc. (NASDAQ: HDNG) from 2004 until May 2018, where he was lead outside director, Chairman of its Nominating and Governance Committee and a member of its Compensation Committee; Xerium Technologies, Inc. (NYSE: XRM) from April 2017 until October 2018, where he was a member of its Audit and Compensation Committees; Magnetek, Inc. (NASDAQ: MAG) from 1999 until September 2015, where he was Chairman of it board from October 2006 until September 2015 and a member of its Compensation, Audit and Retirement Plan Committees and Chairman of its Nominating and Corporate Governance Committee; and Tecumseh Products Company (NASDAQ: TECU) from October 2014 until September 2015, where he was a member of its Audit Committee and Governance and Nominating Committee. Mr. Quain also previously served on the boards of DeCrane Aircraft Holdings, Inc., Handy & Harman, Heico Corporation, Mechanical Dynamics, Inc., Titan International, Inc., and Register.com, Inc. From January 2010 through December 2011, Mr. Quain was a Partner at One Equity Partners, a private investment firm. From 2006 through 2009, he was a Senior Director of ACI Capital Corp. From 1997 to 2001 he was employed with ABN AMRO and its predecessors in several capacities, including Vice Chairman of Investment Banking. Mr. Quain has a Bachelor of Science degree in electrical engineering from the University of Pennsylvania and a Master of Business Administration degree from Harvard University. He is also a Chartered Financial Analyst.

Mr. Quain brings to the Board experience in public company governance and investment experience in small-cap and industrial companies, which gives him a valuable perspective in his role as a director. His qualifications to serve as a director also include his private equity investment experience.

Our Executive Officers
The names of our executive officers, their ages, their positions with the Company, and other biographical information are set forth below.

Name	Age	Position
Jeffrey E. Eberwein	50	Director, Executive Chairman of the Board
Matthew G. Molchan	54	President and Chief Executive Officer of Digirad Health, Inc., and Director
David J. Noble	50	Chief Financial Officer and Chief Operating Officer
Martin B. Shirley	57	President of Digirad Imaging Solutions

Jeffrey E. Eberwein. Mr. Eberwein’s full biographical information is provided above under the heading “Our Board of Directors.”
Matthew G. Molchan became President of Digirad Health, Inc., in October 2018 and a member of our Board of Directors on July 1, 2013. Effective January 1, 2021, Mr. Molchan assumed the additional position of Chief Executive Officer of Digirad Health, Inc. following his resignation as President and Chief Executive Officer of the Company, a position he held since July 1, 2013. In addition, Mr. Molchan served as our Interim Chief Financial Officer from April 10, 2018 until January 15, 2019. In connection with the Company’s investment in Perma-Fix Medical, S.A. (“Perma-Fix Medical”), a publicly traded company listed on the NewConnect market of the Warsaw Stock Exchange and a majority-owned subsidiary of Perma-Fix Environmental Services, Inc. (NASDAQ: PESI), Mr. Molchan was appointed to the Supervisory Board of Perma-Fix Medical in December 2015. From February 2013 to July 2013, Mr. Molchan held the position of President of the Company. He was previously President, Digirad Imaging Solutions, Inc. from January 2012 to June 2013. Prior to that, he was Chief Operating Officer of Digirad Ultrascan Solutions from May 2007 to January 2012. He joined Digirad Ultrascan Solutions upon the acquisition of Ultrascan, Inc. (“Ultrascan”) by us in May 2007. Prior to joining us, Mr. Molchan was the Chief Financial Officer for Ultrascan since he joined in 2003. Prior to Ultrascan, Mr. Molchan held various executive level business development, finance and operations positions at Somera, Inc. and Equifax, Inc. Mr. Molchan earned a B.S. degree in Economics from the United States Air Force Academy and an M.B.A. in finance from the University of Southern California.

David J. Noble became Chief Operating Officer of the Company on September 1, 2018 when he was hired to assist with the transformation of the Company from a healthcare company into a diversified, multi-industry holding company. The Chief Financial Officer title was added to his responsibilities on July 3, 2019 after he served as Interim Chief Financial Officer beginning January 15, 2019. Prior to joining the Company, Mr. Noble briefly served as Managing Member of Noble Point LLC, a business and financial advisory firm, from October 2017 to August 2018. For more than a decade, from July 2005 to September 2017, Mr. Noble was a senior investment banker at HSBC, serving as Managing Director & Head of HSBC’s Equity Capital Markets business in the Americas. Prior to joining HSBC, Mr. Noble held various senior roles within Equity Capital Markets at Lehman Brothers, both in the U.S. and overseas, from August 1997 to July 2005. In his 20-year career as an investment banker, Mr. Noble was involved in hundreds of equity transactions in many countries across a wide range of sectors, including healthcare, industrials, financial services, media, technology, and energy, among others. Mr. Noble earned a B.A. degree from Yale University in 1992 and an M.B.A. in Finance from MIT’s Sloan School of Management in 1997.

Martin B. Shirley became President, Digirad Imaging Solutions in January 2016. Previously, Mr. Shirley was Senior Vice President, Sales and Marketing, Digirad Imaging Solutions from January 2012 to January 2016; Vice President of Sales and Operations for Digirad Imaging Solutions from June 2010 to January 2012; and Vice President of Sales for Digirad Imaging Solutions from January 2008 to June 2010. Prior to this, he served in a variety of roles during his tenure with the Company, including National, Regional and Territory Sales Management positions in both the Digirad Imaging Solutions division and the Diagnostic Imaging division. Prior to joining the Company, Mr. Shirley has held various roles in medical imaging, including regional and territory sales positions at SMV America, a manufacturer of nuclear medicine equipment that was purchased by General Electric, and with Sopha Medical Systems. He holds an A.A. degree in both Nuclear Medicine Technology and an A.A. degree in Liberal Arts.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act, requires the Company’s directors, executive officers, and holders of more than 10% of its common stock to file with the SEC reports regarding their ownership and changes in ownership of Digirad's securities. Based solely on our review of such reports or written representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2020 (“Fiscal 2020”), our officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements applicable to such individuals, other than the inadvertent late filing of one Form 4 for Martin B. Shirley relating to three of nine reported transactions and one Form 4 for Matthew G. Molchan relating to three of nine reported transactions.
Code of Business Ethics and Conduct
We have established a Code of Business Ethics and Conduct (the “Ethics Code”) that applies to all our officers, directors, employees, and contractors. The Ethics Code contains general guidelines for conducting our business consistent with the highest standards of business ethics and compliance with applicable law, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. Day-to-day compliance with the Ethics Code is overseen by the Company compliance officer appointed by our Board of Directors. A copy of the Ethics Code can be found by clicking on the “Corporate Governance” link under the Investors tab on our website at http://www.starequity.com/home. If we make any substantive amendments to the Ethics Code or grant any waiver from a provision of the Code to any director or executive officer, we will promptly disclose the nature of the amendment or waiver on the Corporate Governance on our website. The contents of our website are not part of this Amended Report, and our internet address is included in this document as an inactive textual reference only.

Director Nominations
During Fiscal 2020, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.
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

Mr. Sayward qualifies as an “audit committee financial expert” as defined in the rules and regulations established by the Securities and Exchange Commission. The Audit Committee is governed by a written charter (the “Audit Committee Charter”) approved by our Board of Directors. A copy of the Audit Committee Charter can be found by clicking on the “Corporate Governance” link under the Investors tab on our website at https://www.starequity.com/investor-relations. Prior to his resignation on April 6, 2020, Mr. Climaco was a member of the Audit Committee and met the criteria for independence as set forth in the applicable Nasdaq rules and Rule 10A-3(b)(1) under the Exchange Act. Mr. Cunnion was appointed to the Audit Committee following Mr. Climaco’s resignation.

ITEM 11.EXECUTIVE COMPENSATION
Summary Compensation Table
The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2020 and 2019 by our principal executive officer and our two other most highly compensated executive officers (the “named executive officers”) who were serving as executive officers as of December 31, 2020.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Nonequity Incentive Plan Compensation ($)(4)	All Other Compensation ($) (5)	Total ($)
Matthew G. Molchan	2020	405,619	—	—	—	3,500	409,119
President, Chief Executive Officer of Digirad Health*	2019	416,797	—	103,800	285,662	3,500	809,759

David J. Noble	2020	293,077	150,000	—	—	3,500	446,577
Chief Financial Officer and Chief Operating Officer	2019	301,154	—	200,000	191,114	3,500	695,768

Martin B. Shirley	2020	254,000	65,000	—	—	3,500	322,500
President, Diagnostic Imaging Solutions	2019	261,000	—	65,000	165,632	1,303	492,935
__________________
*Mr. Molchan resigned from his positions as President and Chief Executive Officer of the Company effective January 1, 2021, and assumed the additional position of Chief Executive Officer of Digirad Health Inc. effective that same day. Effective January 1, 2021, Mr. Eberwein assumed the position of Executive Chairman of the Board and as such became the Company’s principal executive officer.

(1)The base salary for each executive is initially established through negotiation at the time the executive is hired, taking into account his or her scope of responsibilities, qualifications, experience, prior salary, and competitive salary information within our industry. Year-to-year adjustments to each executive officer’s base salary are determined by an assessment of his or her sustained performance against individual goals, including leadership skills and the achievement of high ethical standards, the individual’s impact on our business and financial results, current salary in relation to the salary range designated for the job, experience, demonstrated potential for advancement, and an assessment against base salaries paid to executives for comparable jobs in the marketplace. Based on the factors discussed above, 2020 base salaries were: Mr. Molchan’s 2020 base salary was initially set at $415,200 from his last adjustment in February 2017, with a 20% reduction from April 6, 2020 to May 15, 2020, the total for 2020 was $405,619; Mr. Shirley’s 2020 base salary was initially set at $260,000 from his last adjustment in February 2017, with a 20% reduction from April 6, 2020 to May 15, 2020, the total for 2020 was $254,000; Mr. Noble’s 2020 base salary was set at $300,000, which represented no change from his 2018 base salary; with a 20% reduction from April 6, 2020 to May 15, 2020, the total for 2020 was $293,077. The differences between base and actual salary are due to pay period timing differences at year end.

(2)The 2020 Executive Incentive Plan for fiscal year ended December 31, 2020 (the “2020 Annual Plan”), which provides for discretionary bonuses, is described below in the Narrative Disclosure to Summary Compensation Table.

(3)Represents full fair value at grant date of restricted stock units (“RSUs”), including the PSUs described below, representing the right to receive, at settlement, common stock of the Company, granted to our named executive officers, computed in accordance with FASB ASC Topic 718, Stock Compensation. The full grant date fair value of an equity award is the maximum value that may be received over the vesting period if all vesting conditions are satisfied, as discussed further below. Thus, there is no assurance that the value, if any, eventually received by our executive officers will correspond to the amount shown. For information regarding assumptions made in connection with this valuation, please see Note 13. Share-Based Compensation to our accompanying consolidated financial statements.

(4)Represents the stock awards granted in 2019 as part of the Company’s executive incentive plan for that year (described below), were RSUs with performance conditions (PSUs), which vest ratably over two years subject to continued employment and achievement of the performance conditions for 2019 as determined by the Compensation Committee. No stock awards with performance conditions were granted in 2020 as part of the Company’s executive incentive plan for that year. The performance conditions for the 2019 PSUs were achieved at 100% of the Board approved budgeted EBITDA, excluding certain predetermined items, for the year ended December 31, 2019 and 2020, and the 2019 PSUs vested accordingly. The performance metrics for the 2019 performance period, and a grant date fair value for those tranches of the awards, were established by the Board and Compensation Committee on April 30, 2019. As of the grant date, the Company believed that it was probable that the performance criteria would be met and that each individual would remain employed through the date the grant would become fully vested by its terms, and accordingly, the full value of the awards as of the grant date has been included in the table above in accordance with FASB ASC 718. The performance conditions for 2019 were met. As such, the grant date fair values of the 2019 PSU awards were $0.1 million, and $0.07 million for Mr. Molchan and Mr. Shirley, respectively. The amount of PSUs vests in 2020 totaled 11,580 units. The RSU grant to Mr. Noble was made according to the terms of the Noble Employment Agreement (described below). The Company did not grant any stock awards to its named executive officers in 2020.

(5)Represents amounts earned under the Executive Incentive Plans of the Company with performance targets.

(6)Amounts shown for 2020 and 2019 include up to $2,500 matching contributions to the officers’ 401(k) retirement plans and up to $1,000 seed contribution to the executive’s Health Saving Account plans.

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
When determining the base salary component of executive compensation for 2020, the Compensation Committee considered the achievements of the executives in 2019 based on actual financial performance of the business and achievement of the goals set by the Board of Directors for the individual executive, the fiscal 2020 budget and financial performance expectations, the totality of all compensation components. After due consideration, the Compensation Committee set compensation as reflected in the Summary Compensation Table above.
Annual Incentive Bonus. Payments under the Company’s executive bonus plan are based on achieving clearly defined, short-term goals, with the 2020 Annual Plan (described below) being the exception because it only provided for discretionary bonuses. We believe that such bonuses provide incentive to achieve goals that the Company aligns with its stockholders’ interests by measuring the achievement of these goals, whenever possible, in terms of revenue, income or other financial objectives. In setting bonus levels, the Company reviews its annual business plan and financial performance objectives. After estimating the likely financial results of the business plan as submitted by management and approved by the Board of Directors, the Company sets financial threshold goals based on those estimated results primarily in terms of EBITDA. The Company sets the minimum performance thresholds that must be reached before any bonus is paid at levels that will take significant effort and skill to achieve. An executive officer’s failure to meet some or all of these personal goals can affect his or her bonus amount. The Company believes that offering significant potential income in the form of bonuses allows the Company to attract and retain executives and to align their interests with those of the Company’s stockholders.

Fiscal Year 2020.

Due to the unprecedented and unpredictable nature of the COVID-19 pandemic, the Company’s executive team was pushed to new limits and was compelled to be creative, flexible, thoughtful, proactive and diligent in implementing decisions regarding the best way to meet the needs and expectations of our customers, our employees and our vendors, and our traditional bonus measures did not encompass or reward the effort being put forth during the pandemic. As a result, the 2020 Annual Plan was made 100% discretionary and based on subjective objectives to be determined by the Board. The actual cash bonuses payable (if any) for the achievement of such objectives was determined by the Compensation Committee.
The cash bonus amounts under the 2020 Annual Plan were as follows.

Name and Principal Position*	Percentage of Base Salary	Bonus Payout
David J. Noble, Chief Financial Officer and Chief Operating Officer	50%	$150,000
Martin B. Shirley, President, Digirad Imaging Solutions	25%	$65,000

*Mr. Molchan did not receive a discretionary cash bonus under the 2020 Annual Plan.

Equity Grants

The Company did not grant any stock awards to its named executive officers in 2020.

In connection with the adoption of the 2019 Executive Incentive Plan for fiscal year ended December 31, 2019 (the “2019 Annual Plan”), the Compensation Committee determined that, as part of a long-term retention mechanism and to incentivize the executive officers to increase the Company’s shareholder value, the following RSUs were awarded effective on May 15, 2019 (the “2019 Grant Date”), to Messrs. Molchan, Noble, and Shirley.

The RSUs granted to Messrs. Molchan and Shirley vest over two years in two equal installments, with each such installment vesting on each anniversary of the 2019 Grant Date, subject to satisfaction of certain 2019 performance criteria objectives. Each RSU grant to Messrs. Molchan and Shirley was made pursuant to and subject to the terms of the 2019 Annual Plan, the Company’s 2018 Incentive Plan, and the respective award agreement that sets forth the terms of the grant.

The RSU grant to Mr. Noble was made according to the terms of the Noble Employment Agreement (described below) and under the Company’s 2018 Incentive Plan. Mr. Noble’s RSU grant vests in three equal tranches. Mr. Noble did not receive an equity grants under the 2019 Annual Plan.

Name and Principal Position	Cash Value of the Restricted Stock Units Granted
Matthew G. Molchan, President and Chief Executive Officer of Digirad Health	$103,800
David J. Noble, Chief Financial Officer and Chief Operating Officer	200,000
Martin B. Shirley, President, Digirad Imaging Solutions	65,000
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

Outstanding Equity Awards at Fiscal Year-End
The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2020, including the value of the stock awards.

Name			Option Awards				Stock Awards
	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Matthew G. Molchan	5/15/2019	(5)	—	—	—	—	7,120	25,561
	2/28/2018	(4)	—	—	—	—	2,655	9,531
	2/28/2017	(3)	—	—	—	—	1,049	3,766
	2/1/2016	(2)	4,131	—	51.20	02/01/2026	—	—
	1/29/2014	(1)	11,000	—	35.50	01/29/2021	—	—

David J. Noble	05/15/2019	(6)	—	—	—	—	9,146	32,834

Martin B. Shirley	5/15/2019	(5)	—	—	—	—	4,459	16,008
	2/28/2018	(4)	—	—	—	—	700	2,513
	2/28/2017	(3)	—	—	—	—	277	994
	2/1/2016	(2)	906	—	51.20	02/01/2026	—	—
	1/29/2014	(1)	4,000	—	35.50	01/29/2021	—	—
____________________

(1)33 1/3% of the total number of shares subject to option vested on the first anniversary of the grant date, and the remaining shares vested quarterly over 24 months.
(2)Scheduled to vest as to 25% of the units on each of February 1, 2017, February 1, 2018, February 1, 2019, and February 1, 2020, with vesting of 50% of each such Restricted Stock Unit tranche to be further subject to the satisfaction of certain performance criteria to be determined and approved by the Compensation Committee with respect to each such period. These units are shown net of 50% of the performance-based units that were deemed not to be earned and were canceled as of December 31, 2018.
(3)25% of the units vested on each of February 28, 2018, February 28, 2019, February 28, 2020 and February 28, 2021.
(4)25% of the units vested on each of February 1, 2019, February 1, 2020 and February 1, 2021, with the remaining shares to February 1, 2022.
(5)50% of the Restricted Stock Units vested on May 15, 2020 with the remaining shares to vest 50% on May 15, 2021, with vesting of 50% of each such Restricted Stock Unit tranche subject to the satisfaction of certain performance criteria to be determined and approved by the Compensation Committee with respect to each such period.
(6)66 2/3% of the units were vested as of May 15, 2020, with the remaining one third tranche of 33 1/3% of the units to vest on May 15, 2021.

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

If Mr. Molchan’s employment was terminated without “cause” as of December 31, 2020, Mr. Molchan would be entitled to receive $290,640.

Equity awards that would have vested upon termination or change of control at December 31, 2020, are described below under the heading “Equity Awards.”
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

In the event Mr. Noble voluntarily resigns, is terminated for “cause,” is terminated upon death, or is terminated upon disability, he would be entitled to receive: (i) his then current salary accrued up to and including the date of termination or resignation, (ii) unreimbursed expenses, and (iii) any vested payment or accrued benefits under any equity or Company benefit plan (the “Accrued Obligations”). In March 2021, Mr. Noble agreed by letter that all future RSU awards under the Noble Employment Agreement would vest one-third on each of the first, second and third anniversaries of the grant date.

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

If Mr. Noble’s employment was terminated without “cause” as of December 31, 2020, he would have been entitled to receive: (i) a cash payment in the amount of $4,615, (ii) and immediate vesting of equity awards described below under the heading “Equity Awards.”

If Mr. Noble’s employment was terminated in connection with a change of control as of December 31, 2020, he would have been entitled to receive: (i) a cash payment in the amount of $300,000, (ii) and immediate vesting of equity awards described below under the heading “Equity Awards.”
Martin B. Shirley
On January 28, 2014, the Company entered into a severance agreement with Martin B. Shirley (the “Shirley Severance Agreement”). In the event his employment with the Company is terminated without “cause” (as defined below), he would receive a severance payment in an amount equal to six months of his base salary as in effect immediately prior to his termination date. In the event Mr. Shirley’s employment with the Company is terminated for “cause” or if he voluntarily terminates his employment with the Company, he will not be entitled to receive a severance payment. Assuming that Mr. Shirley’s employment was terminated without “cause” as of December 31, 2020, he would have been entitled to receive severance payments of $130,000.

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

Equity awards that would have vested upon termination or change of control at December 31, 2020, are described below under the heading “Equity Awards.”

Equity Awards
The equity agreements of our named executive officers provide that, in case of a change of control of the Company, all equity instruments then outstanding but neither assumed nor replaced by the successor entity shall vest immediately upon the change of control event. Further, if an executive’s employment is terminated without cause within twelve (12) months of the change of control, all equity instruments then outstanding, either assumed or replaced, shall become fully vested at the time of termination. As of December 31, 2020, the value of the equity instruments of our named executive officers that would accelerate upon (i) termination without cause within twelve (12) months of a change of control in which stock options and restricted stock units are assumed or replaced by the successor entity, or (ii) a change of control in which the outstanding stock options and restricted stock units are neither assumed or replaced by the successor entity, would be as follows based on the difference between the closing price on the last trading day of the year of $3.59 per share and the exercise price of the respective options, and with regard to restricted stock units, based solely on the closing price on the last trading day of the year of $3.59:

Name	Option Value as of December 31, 2020	Stock Award Value as of December 31, 2020
Matthew G. Molchan	$—	$38,858
David J. Noble	—	32,834
Martin B. Shirley	—	19,515
COMPENSATION OF DIRECTORS
Annual Retainer
Non-employee members of our Board of Directors are paid an annual retainer for their service, with additional compensation for being the chairperson of the Board, serving on a committee of the Board of Directors and chairing a committee of the Board of Directors. Payments are made quarterly.
The compensation paid to the members of the Board of Directors is indicated in the chart below:

2020 Director Cash Compensation
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

(1)In April 2020, the Board of Directors elected to receive, all future payments of annual retainer amounts in Company RSUs in lieu of cash, the “Retainer Awards”. All other committee payments, committee chairmanship fees and Board chairmanship fees continue to be paid in cash for the remainder of 2020. In March 2021, the Compensation Committee of the Board elected that all directors receive all committee related compensation in the form RSUs, unless the director makes a timely one-time election to receive cash for the applicable year.
(2)The Strategic Advisory Committee was dissolved in April 2020.

For the sake of clarity, in fiscal year ended December 31, 2020, each of the Audit Committee, the Compensation Committee, the Corporate Governance Committee, and the Strategic Advisory Committee chairpersons only received an amount equal to the chairperson fee set forth in the table above and not the chairperson fee plus the member fee.

The single employee director of our Board of Directors, Mr. Molchan, the President and Chief Executive Officer of Digirad Health and our former President and Chief Executive Officer, does not receive additional compensation for his service on our Board of Directors.

Equity Compensation
Equity compensation awards, and the amount of such awards, to non-employee members of our Board are at the discretion of the Compensation Committee of our Board. Historically, such awards have been in the form of RSUs and the Compensation Committee generally set the amount of those awards at a fair market value equal to the annual cash retainer received by non-employee members of our Board. In April, 2020, the Compensation Committee approved the Board’s transition from quarterly cash retainer payments to quarterly equity awards for non-employee directors. In August, 2020, the Compensation Committee approved increasing the annual grant from 1,250 RSUs to 12,000 RSUs, with cliff vesting of one year from Grant Date, subject to the recipient continuing to be a service provider through vesting date and subject to Board approval of such grant. We believe that equity compensation helps to further align the interests of our directors with those of our stockholders because the value of directors’ share ownership will rise and fall with that of our other stockholders. In March 2021, the Compensation Committee of the Board elected to end the separate annual equity awards described above and to instead increase the size of the Retainer Awards to quarterly awards of RSUs having a fair market value (as defined in the 2018 Plan) of $18,000 each.
Director Compensation Table
The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities to the non-employee members of our Board of Directors for the fiscal year ended December 31, 2020.

	Fees Paid in Cash ($)	Stock Awards $ (5)	All Other Compensation ($)	Total ($)
Jeffrey E. Eberwein	$27,333	$60,718	—	$88,051
Dimitrios J. Angelis (1)	17,250	9,000	—	26,250
John M. Climaco (2)	11,250	—	—	11,250
Michael A. Cunnion (3)	19,667	60,718	—	80,385
John W. Sayward (4)	29,167	60,718	—	89,885
Mitchell I. Quain	20,083	60,718	—	80,801
____________________

(1)Mr. Angelis did not standing for re-election to the Board of Directors at the Annual Meeting of Stockholders held on July 31, 2020 (the “2020 Annual Meeting”), and ceased to be a member of the Board on such date.
(2)On April 6, 2020, Mr. Climaco resigned from the Board of Directors of the Company and all committees of the Board of Directors effective as of such date.
(3)Mr. Cunnion holds, in addition to the stock awards noted in the table, outstanding options to purchase an aggregate of 8,000 shares of our common stock at December 31, 2020.
(4)Mr. Sayward holds, in addition to the stock awards noted in the table, outstanding options to purchase an aggregate of 6,000 shares of our common stock at December 31, 2020.
(5)Represents full fair value at grant date of restricted stock units granted to our directors, computed in accordance with FASB ASC Topic 718.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information as of February 22, 2021 regarding the beneficial ownership of our common stock by (i) each person we know to be the beneficial owner of 5% or more of our common stock, (ii) each of our current executive officers, (iii) each of our directors, and (iv) all of our current executive officers and directors as a group. Information with respect to beneficial ownership has been furnished by each director, executive officer or 5% or more stockholder, as the case may be. The address for all executive officers and directors is c/o Star Equity Holdings, Inc., 53 Forest Avenue Suite 101, Old Greenwich, CT 06870.

Percentage of beneficial ownership is calculated based on 4,922,027 shares of common stock outstanding as of February 22, 2021. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of February 22, 2021. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
5% Stockholders:
None

Named Executive Officers and Directors:
Jeffrey E. Eberwein (1)	179,213	3.64%
Matthew G. Molchan (2)	46,242	*
John W. Sayward (3)	26,699	*
Michael A. Cunnion (4)	26,797	*
Mitchell I. Quain (5)	59,528	1.21%
David J. Noble (6)	60,478	1.23%
Marty B. Shirley (7)	11,802	*
All Executive Officers and Directors as a group (7 persons)(8)	410,759	8.21%
____________________
*     Indicates beneficial ownership of less than 1% of the outstanding common stock

(1)Includes (a) 157,213 shares of common stock held by Mr. Eberwein, and (b) 22,000 shares of common stock underlying the warrants exercisable within 60 days of February 22, 2021.
(2)Includes (a) 15,131 shares of common stock subject to options exercisable within 60 days of February 22, 2021, (b) 2,376 RSUs vesting within 60 days of February 22, 2021, (c) 27,735 shares of common stock held by Mr. Molchan, and (d) 1,000 shares of common stock underlying the warrants exercisable within 60 days of February 22, 2021.
(3)Includes (a) 6,000 shares of common stock subject to options exercisable within 60 days of February 22, 2021 and (b) 20,699 shares of common stock held by Mr. Sayward.
(4)Includes (a) 8,000 shares of common stock subject to options exercisable within 60 days of February 22, 2021, (b) 16,297 shares of common stock held by Mr. Cunnion, (c) 2,500 shares of common stock underlying the warrants exercisable within 60 days of February 22, 2021.
(5)Includes (a) 11,000 shares of common stock underlying the warrants exercisable within 60 days of February 22, 2021, and (b) 48,528 shares of common stock held by Mr. Quain.
(6)Includes (a) 50,478 shares of common stock held by Mr. Noble and (b) 10,000 shares underlying warrants exercisable within 60 days of February 22, 2021.
(7)Includes (a) 4,906 shares of common stock subject to options exercisable within 60 days of February 22, 2021, (b) 626 RSUs vesting within 60 days of February 22, 2021, and (c) 6,270 shares of common stock held by Mr. Shirley.
(8)Includes (a) 34,037 shares of common stock subject to options exercisable within 60 days of February 22, 2021, (b) 3,002 RSUs vesting within 60 days of February 22, 2021, and (c) 327,220 shares of common stock held by our 7 executive officers and directors.

Securities Authorized for Issuance Under Equity Compensation Plans

	Equity Compensation Plan Information
	As of December 31, 2020
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)		(b) (2)	(c)
Equity compensation plans approved by security holders	116,013	(1)	$20.93	368,334	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	116,013		$20.93	368,334
____________________
(1)This amount includes the following:
•35,371 shares issuable upon the exercise of outstanding stock options under the Company’s 2004 Stock Incentive 7 Year Plan, the 2004 Stock Incentive Plan, and the 2014 Equity Incentive Award Plan (the “2014 Incentive Plan”), with a weighted-average exercise price of $36.83.
•47,317 RSUs granted under the 2014 Incentive Plan and 2018 Incentive Plan.
•33,325 PSUs granted under the 2018 Incentive Plan. Outstanding performance-based PSUs met the target in 2019.
(2)The 2014 Incentive Plan and 2018 Incentive Plan RSUs and PSUs have been excluded from the computation of the weighted-average exercise price since these awards have no exercise price.
(3)This amount represents the number of shares available for issuance pursuant to stock options and other awards that could be granted in the future under the 2018 Incentive Plan, as amended July 31, 2020 in order to increase the number of shares authorized for issuance thereunder. The 2018 Incentive Plan allows for issuance of up to the sum of (i) 450,000 shares, plus (ii) the number of shares of common stock of the Company which remain available for grants of options or other awards under the 2014 Incentive Plan as of April 27, 2018, plus (iii) the number of shares that, after April 27, 2018, would again become available for issuance pursuant to the reserved share replenishment provisions of the 2014 Incentive Plan as a result of, stock options issued thereunder expiring or becoming unexercisable for any reason before being exercised in full, or, as a result of restricted stock being forfeited to the Company or repurchased by the Company pursuant to the terms of the agreements governing such shares (the shares described in clauses (ii) and (iii) of this sentence, the “Carryover Shares”). As of December 31, 2020, there were 59,620 Carryover Shares.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Eberwein Guarantees
SNB
On March 29, 2019, in connection with the Company’s entry into the SNB Loan Agreement, Mr. Eberwein, the Executive Chairman of the Company’s board of directors, entered into the Limited Guaranty Agreement (the “SNB Eberwein Guaranty”) with SNB pursuant to which he guaranteed to SNB the prompt performance of all the Borrowers’ obligations to SNB under the SNB Loan Agreement, including the full payment of all indebtedness owing by Borrowers to SNB under or in connection with the SNB Loan Agreement and related SNB Credit Facility documents. Mr. Eberwein’s obligations under the SNB Eberwein Guaranty are limited in the aggregate to the amount of (a) $1.5 million, plus (b) reasonable costs and expenses of SNB incurred in connection with the SNB Eberwein Guaranty. Mr. Eberwein’s obligations under the SNB Eberwein Guaranty terminate upon the Company and Borrowers achieving certain milestones set forth therein.

Gerber
On March 5, 2020, contemporaneously with the execution and delivery of the First EBGL Amendment, Mr. Eberwein, the Executive Chairman of the Company’s board of directors, executed and delivered a Guaranty (the “EBGL Eberwein Guaranty)” to Gerber pursuant to which he guaranteed the performance of all the EBGL Borrowers’ obligations to Gerber under the EBGL Loan Agreement, including the full payment of all indebtedness owing by the EBGL Borrowers to Gerber under or in connection with the EBGL Loan Agreement and related financing documents. Mr. Eberwein’s obligations under the EBGL Eberwein Guaranty were limited in the aggregate to the amount of (a) $0.5 million, plus (b) costs of Gerber incidental to the enforcement of the EBGL Eberwein Guaranty or any guaranteed obligations. On February 26, 2021, the Third EBGL Amendment discharged the EBGL Eberwein Guaranty and removed Mr. Eberwein as an ancillary guarantor from the EBGL Loan Agreement.
On February 26, 2021, the Third Star Amendment discharged the $2.5 million Gerber Eberwein Guaranty.
Premier
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
ATRM
Jeffrey E. Eberwein, the Executive Chairman of our board of directors is also the Chief Executive Officer of Lone Star Value Management, LLC (“LSVM”), which is the investment manager of Lone Star Value Investors, LP (“LSVI”) and Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”). Mr. Eberwein is also the sole manager of Lone Star Value Investors GP, LLC (“LSV GP”), the general partner of LSVI and LSV Co-Invest I, and is the sole owner of LSV Co-Invest I. LSVM was a wholly owned subsidiary of ATRM on the ATRM Acquisition Date (see Acquisition of LSVM below). Prior to the closing of the ATRM Merger, Mr. Eberwein was also Chairman of the board of directors of ATRM. On October 25, 2019, ATRM distributed its interest in LSVM to Star Equity, resulting in LSVM becoming a wholly owned direct subsidiary of Star Equity.
Prior to the closing of the ATRM Merger, Mr. Eberwein and his affiliates owned approximately 4.3% of the outstanding Company common stock and 17.4% of the outstanding ATRM common stock. In addition, LSVI owned  222,577 shares of ATRM’s 10.0% Series B Cumulative Preferred Stock (the “ATRM Preferred Stock”) and another 374,562 shares of ATRM Preferred Stock were owned directly by LSV Co-Invest I. Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of the securities owned by LSVI and LSV Co-Invest I. Mr. Eberwein disclaimed beneficial ownership of ATRM Preferred Stock, except to the extent of his pecuniary interest therein. At the effective time of the ATRM Merger, (i) each share of ATRM common stock converted into the right to receive three one-hundredths (0.03) of a share of Company Preferred Stock and (ii) each share of ATRM Preferred Stock converted into the right to receive two and one-half (2.5) shares of Company Preferred Stock.
As of December 31, 2020, Mr. Eberwein owned approximately 3.3% of the outstanding Star Equity common stock. In addition, as of December 31, 2020, Mr. Eberwein owned 1,310,036 shares of Company Preferred Stock. Mr. Eberwein as the CEO of LSVM, which is the investment advisor of LSVI, and as the sole manager of LSV GP, which is the general partner of LSVI Mr. Eberwein may be deemed the beneficial owner of the securities held by LSVI. Mr. Eberwein disclaims beneficial ownership of Company Preferred Stock, except to the extent of his pecuniary interest therein.

On July 10, 2020, Star Equity authorized LSVI to initiate a pro-rata distribution to its partners of an aggregate of 300,000 shares of Company Preferred Stock at $10 per share, which was finalized by the Company's transfer agent on July 22, 2020 (the "Distribution"), which includes 114,624 shares of Company Preferred Stock consisting of (i) 113,780 shares of Company Preferred Stock received by the Jeffrey E. Eberwein Revocable Trust (the “Eberwein Trust”) as a result of the Distribution and (ii) 844 shares of Company Preferred Stock acquired by the Eberwein Trust as a result of shares of Company Preferred Stock distributable to LSV GP in the Distribution being transferred directly to the Eberwein Trust contemporaneously with the Distribution. At the time of the Distribution, the Eberwein Trust was a limited partner of LSVI and LSV GP was the general partner of LSVI. Mr. Eberwein, as the trustee of the Eberwein Trust, may be deemed to beneficially own the securities held in the Eberwein Trust. Mr. Eberwein expressly disclaims beneficial ownership of such securities held in the Eberwein Trust except to the extent of his pecuniary interest therein. Mr. Eberwein, by virtue of his position as the manager and sole beneficial owner of LSV GP, the general partner of LSVI, may be deemed to beneficially own the securities owned by LSVI and LSV GP. Mr. Eberwein expressly disclaims beneficial ownership of such securities owned by LSVI and the securities owned by LSV GP, except to the extent of his pecuniary interest therein.
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
On September 17, 2020, in connection with satisfying the Company’s obligations under the Registration Rights Agreement, the Company filed a registration statement with the SEC (the “September Registration Statement”) relating to the sale or other disposition from time to time of up to 1,492,321 shares of Company Preferred Stock by the selling stock holders identified in the September Registration Statement, including their transferees, pledgees, donees or successors. Jeffrey E. Eberwein, the Executive Chairman of the Company’s board of directors, is a selling stockholder under the September Registration Statement. The selling stockholders may, from time to time, sell transfer, or otherwise dispose of any or all of their shares of Company Preferred Stock or interests in shares of Company Preferred Stock on any stock exchange, market, or trading facility on which the shares are traded or in private transactions. These dispositions by the selling stockholders may be at fixed prices, at prevailing market prices at the time of sale, at prices related to prevailing market price, at varying prices determined at the time of sale, or at negotiated prices.
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
ATRM Notes Payable
ATRM has the following related party promissory notes (the “ATRM Notes”) outstanding:
(i) Unsecured promissory note (principal amount of $0.7 million payable to LSV Co-Invest I), with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest previously due on January 12, 2020 (the “January Note”). On November 13, 2019, LSV Co-Invest I extended the maturity date of the January Note from January 12, 2020, to the earlier of (i) October 1, 2020 and (ii) the date when the January Note is no longer subject to a certain Subordinate Agreement dated January 12, 2018, as amended, in favor of Gerber. As described below, in November 2020 and March 2021, Mr. Eberwein signed the second and third extension letter to extends the maturity date of January Note.

(ii) Unsecured promissory note (principal amount of $1.2 million payable to LSV Co-Invest I), with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest previously due on June 1, 2020 (the “June Note”). On November 13, 2019 LSV Co-Invest I also extended the maturity date of the June Note from June 1, 2020, to the earlier of (i) October 1, 2020 and (ii) the date when the January Note is no longer subject to a certain Subordinate Agreement dated June 1, 2018, as amended, in favor of Gerber. As described below, in November 2020 and March 2021, Mr. Eberwein signed the second and third extension letter to extends the maturity date of June Note.
(iii) Unsecured promissory note (principal amount of $0.4 million payable to LSVM), with interest payable annually at a rate of 10.0% per annum (LSVM may elect to receive any interest payment entirely in-kind at a rate of 12.0% per annum), with any unpaid principal and interest previously due on November 30, 2020 (the “LSVM Note”). As described below, in November 2020, Mr. Eberwein signed the second and third extension letter to extends the maturity date of LSVM Note.
LSVM and LSV Co-Invest I on July 17, 2019, waived any right to accelerate payment with respect to the ATRM Merger under the ATRM Notes. In March 2020, Mr. Eberwein, sole manager of LSV Co-Invest I and LSVM, provided the Company a Letter of Support of the ATRM Notes indicating that he will take no adverse action against ATRM for failure to pay the principal due on the ATRM Notes by the maturity date and intends to work with the Company and ATRM to assure the financial success of the Company. In November 2020, Mr. Eberwein signed the second extension letter to extend the maturity date of the ATRM Notes to the earlier of (i) the date that is 5 business days after the Closing Date defined within the DMS stock Purchase Agreement dated October 30, 2020 between the Company and Knob Creek Acquisition Corp. or (ii) the date when the Note is no longer subject to a certain subordinate letter agreement dated January 12, 2018, as amended in favor of Gerber. In March 2021, Mr. Eberwein signed the third extension letter to extend the maturity dates of the ATRM Notes to aforementioned two conditions or to June 30, 2022.
Subordination Agreement
LSVM and LSV Co-Invest I are party to subordination agreements with ATRM and Gerber pursuant to which LSVM and LSV Co-Invest I agreed to subordinate the obligations of ATRM under their unsecured promissory notes to the obligations of the borrowers to Gerber.
Acquisition of LSVM
On April 1, 2019, ATRM entered into a Membership Interest Purchase Agreement (the “LSVM Purchase Agreement”) with LSVM and Mr. Eberwein. Pursuant to the terms of the LSVM Purchase Agreement, Mr. Eberwein sold all of the issued and outstanding membership interests of LSVM to ATRM (the “LSVM Acquisition”) for a purchase price of $100, subject to a working capital adjustment provision. The LSVM Acquisition closed simultaneously with the execution and delivery of the LSVM Purchase Agreement, and was deemed effective as of January 1, 2019 for accounting purposes, as a result of which LSVM became a wholly-owned subsidiary of ATRM. Pursuant to the LSVM Purchase Agreement, the current assets as well as the $0.3 million promissory note issued by ATRM and current liabilities existing prior to January 1, 2019 remain with Mr. Eberwein. Cash contributions made by Mr. Eberwein subsequent to the ATRM Acquisition also exist as a payment due to Mr. Eberwein by ATRM. The LSVM Purchase Agreement contains representations, warranties, covenants and indemnification provisions customary for transactions of this type. LSVM was acquired by the Company as part of the ATRM Acquisition.
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
Joint Venture
On December 14, 2018, the Company and ATRM, entered into a joint venture and formed Star Procurement, LLC (“Star Procurement”), with the Company and ATRM each holding a 50% interest in Star Procurement. The purpose of the joint venture was to provide the service of purchasing and selling building materials and related goods to KBS with which Star Procurement entered into a Services Agreement on January 2, 2019. In accordance with the terms of the Star Procurement Limited Liability Company Agreement, the Company made a $1.0 million capital contribution to the joint venture in January 2019.

As of December 31, 2020, and upon the completion of the ATRM Merger, Star Procurement became wholly owned subsidiary of the Company.
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
Lease of Maine Facilities
On April 3, 2019, KBS entered into a separate lease agreement with each of 947 Waterford (the “Waterford Lease”) and 300 Park (the “Park Lease”). The Waterford Lease has an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Waterford Lease were estimated to be between $1.2 million and $1.3 million in the aggregate. The Park Lease had an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Park Lease are estimated to be between $3.3 million and $3.6 million in the aggregate. ATRM had unconditionally guaranteed the performance of all obligations under the Waterford Lease and Park Lease to be performed by KBS under each lease, including, without limitation, the payment of all required rent.
On March 27, 2019, 56 Mechanic, a wholly-owned subsidiary of SRE, purchased from a third party certain property and equipment located in Oxford, Maine (the “Oxford Facility”). The transaction closed on April 25, 2019. The purchase price of the Oxford Facility was $1.2 million, subject to adjustment for taxes and other charges and assessments. On April 3rd and 18th of 2019, KBS signed a lease and an amendment, respectively, with 56 Mechanic (the “Oxford Lease”), which became effective upon the closing of the transaction. The initial term under the Oxford Lease commenced upon delivery of the Oxford Facility to KBS. The Oxford Lease had an initial term of 120 months, which is subject to extension. The base rental payments associated with the initial term under the Oxford Lease were estimated to be between $1.4 million and $1.5 million in the aggregate. ATRM had unconditionally guaranteed the performance of all obligations under the Oxford Lease to be performed by KBS, including, without limitation, the payment of all required rent.
As of September 10, 2019 and upon the completion of the ATRM Merger, the Waterford Lease, the Park Lease and the Oxford Lease are treated as intercompany transactions and eliminated in consolidation.

Director Independence
The Board has determined that each of Michael Cunnion, John Sayward and Mitchell Quain, a majority of the Board, satisfy the criteria for being an “independent director” under the independence standards of Nasdaq (as currently defined in Rule 5605(a)(2) of the NASDAQ rules) and has no material relationship with the Company other than by virtue of his service on the Board. Dimitrios Angelis, who served on the Board until the 2020 Annual Meeting, and John Climaco, who served on the Board until April 6, 2020, both satisfied the criteria for being an “independent director” under the independence standards of Nasdaq. In determining the independence of our directors, the Board of Directors considered all transactions in which the Company and any director had any interest, including those discussed above. The independent directors meet as often as necessary to fulfill their responsibilities, including meeting at least twice annually in executive session without the presence of non-independent directors and management. A full list of directors is set forth above under “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – Our Board of Directors.”

The Audit Committee of the Board, established in accordance with Section 3(a)(58)(A) of the Exchange Act, currently consists of Messrs. Quain, Cunnion, and Sayward, with Mr. Sayward serving as chairman. All members of the Audit Committee are independent directors as defined in Rule 5605(a)(2) of the NASDAQ listing rules and Rule 10A-3 under the Exchange Act, and no member of the Audit Committee participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years. Prior to his resignation form the Board of Directors on April 6, 2020, Mr. Climaco served on the Audit Committee and was an independent director as defined in applicable Nasdaq rules and Rule 10A-3. Mr. Cunnion was appointed to the Audit Committee following Mr. Climaco’s resignation.

The Compensation Committee currently consists of Messrs. Quain, Sayward and Cunnion, with Mr. Cunnion serving as chairman. All members of the Compensation Committee are independent directors as determined in accordance with the Compensation Committee charter and applicable Nasdaq listing rules (Rule 5605(a)(2) of the NASDAQ listing rules). Prior to the expiration of his term as a director, Mr. Angelis served on the Compensation Committee and was an independent director as determined in accordance with the Compensation Committee charter and applicable Nasdaq listing rules.

The Corporate Governance Committee currently consists of Messrs. Cunnion, Sayward and Quain, with Mr. Quain serving as chairman. All members of the Corporate Governance Committee are independent directors (as defined in Rule 5605(a)(2) of the NASDAQ listing rules). Mr. Eberwein, who served on the Corporate Governance Committee until July 21, 2020, was determined by the Board on April 17, 2020, to no longer be independent under the Nasdaq listing rules. Nasdaq Rule 5605(e)(3) permits one non-independent director to serve on the Corporate Governance Committee for a period of up to two years if the Board of Directors has determined that it is in the best interests of the Company and its shareholders. Our Board of Directors has determined that it is in the best interests of the Company and its shareholders for Mr. Eberwein to serve on the Corporate Governance Committee due to his finance expertise, extensive contacts and longtime experience with the Company. Prior to the expiration of his term as a director, Mr. Angelis served on the Corporate Governance Committee and was an independent director as determined in accordance with the applicable Nasdaq listing rules.
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
Principal Accounting Fees
In connection with the audit of the 2020 consolidated financial statements, we entered into an engagement agreement with BDO USA, LLP (“BDO”) which sets forth the terms by which BDO has performed audit and related professional services for us.
The following table sets forth the aggregate accounting fees paid by us to BDO for the past two fiscal years ended December 31, 2020 and 2019. The below fees were paid to BDO ; no other accounting firm was retained to perform the identified accounting work for us. All non-audit related services in the table were pre-approved and/or ratified by the Audit Committee of our Board of Directors.

	For the years ended December 31
Type of Fee	2020	2019
	(in thousands)
Audit Fees	$733	$786
Audit Related Fees	—	—
Tax Fees	311	139
All Other Fees	—	—
Totals	$1,044	$925
Types of Fees Explanation
Audit Fees. Audit fees were incurred for accounting services rendered for the audit of our annual consolidated financial statements and reviews of quarterly consolidated financial statements.
Audit-Related Fees. These fees relate to professional services not included in the Audit Fees category and include professional services related to entering into other advisory services. There were no Audit-Related Fees billed for fiscal years ended December 31, 2020 and 2019.
Tax Fees. These fees were billed to us for professional services relating to tax compliance, tax advice and tax planning.
All Other Fees. There were no other fees billed by BDO for the years 2020 and 2019 for products and services.
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
With respect to the professional services rendered, the Audit Committee had determined that the rendering of all non-audit services by BDO was compatible with maintaining the auditor’s independence and had pre-approved all such services.

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
1.Financial Statements
The financial statements of Star Equity Holdings, Inc. listed below are set forth in Item 8 of this report for the year ended December 31, 2020:
–Report of Independent Registered Public Accounting Firm
–Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2020 and 2019
–Consolidated Balance Sheets at December 31, 2020 and 2019
–Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
–Consolidated Statements of Mezzanine and Stockholders’ Equity for the years ended December 31, 2020 and 2019
–Notes to Consolidated Financial Statements
2. Financial Statement Schedules
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3.    Exhibits required by Item 601 of Regulation S-K
The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index below.

EXHIBIT INDEX

Exhibit Number	Description

1.1
Underwriting Agreement, dated May 26, 2020, between Digirad Corporation and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 29, 2020).

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

3.8
Certificate of Amendment of the Restated Certificate of Incorporation of Digirad Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2020.

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

4.9	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2020).

4.10
Form of Maxim Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 29, 2020, referencing Exhibit 1.1 (Underwriting Agreement) to the same Current Report on Form 8-K).

4.11	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 29, 2020).

4.12
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

10.14
Amendment, dated June 9, 2015, to the Consolidated Agreements between DMS Health Technologies, Inc. and Philips Healthcare, a Division of Philips Electronics North America Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed with the Commission on November 3, 2017).

10.15#	Digirad Corporation 2018 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2018).

10.16#
Form of 2018 Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the Commission on November 6, 2018).

10.17#
Form of 2018 Incentive Plan Restricted Stock Unit Agreement (Performance Based) (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the Commission on November 6, 2018).

10.18#
Employment Agreement, by and between Digirad Corporation and David Noble, dated October 31, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 5, 2018).

10.19#
Indemnification Agreement, by and between Digirad Corporation and David Noble, dated October 25, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 5, 2018).

10.20
Limited Liability Company Agreement for Star Procurement, LLC, dated December 14, 2018, by and among Star Procurement LLC, Digirad Corporation and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the Commission on March 1, 2019).

10.21
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

10.22
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

10.23
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

10.24
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

10.25
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

10.26
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

10.28
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

10.30
Registration Rights Agreement, dated as of September 10, 2019, by and between Digirad Corporation and Lone Star Value Investors, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 11, 2019).

10.31
Put Option Purchase Agreement, dated as of September 10, 2019, by and between Digirad Corporation and Jeffrey Eberwein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 11, 2019).

10.32
Consent and Acknowledgment Agreement and Twelfth Amendment to Loan Agreement, dated as of September 10, 2019, by and among Gerber Finance Inc., KBS Builders, Inc., ATRM Holdings, Inc. and Digirad Corporation. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 11, 2019).

10.33
Waiver of Promissory, Note dated July 17, 2019, by Lone Star Value Co-Invest I, LP to Promissory Note dated January 12, 2018, made by ATRM Holdings, Inc. in favor of Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2019).

10.34
Waiver of Promissory Note, dated July 17, 2019, by Lone Star Value Co-Invest I, LP to Promissory Note dated June 1, 2018, made by ATRM Holdings, Inc. in favor of Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2019).

10.35
Waiver of Promissory Note, dated July 17, 2019, by Lone Star Value Management, LLC to Promissory Note dated December 17, 2018, made by ATRM Holdings, Inc. in favor of Lone Star Value Management, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2019).

10.36
Extension/Revision Agreement of Note dated October 1, 2019, by Premier Bank to Promissory Note dated June 30, 2017, made by Glenbrook Building Supply, Inc. and Edgebuilder, Inc. in favor of Premier Bank (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2019).

10.37
Extension/Revision Agreement of Note dated November 1, 2019, by Premier Bank to Promissory Note dated June 30, 2017, made by Glenbrook Building Supply, Inc. and Edgebuilder, Inc. in favor of Premier Bank (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2019).

10.38
Loan and Security Agreement, dated as of February 23, 2016, by and among Gerber Finance Inc., KBS Builders, Inc., Maine Modular Haulers, Inc., and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.1 to ATRM Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 16, 2016).

10.39
Third Agreement of Amendment to the Loan and Security Agreement, dated as of September 29, 2017, by and among Gerber Finance, Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.3 to ATRM Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on April 16, 2019).

10.40
Revolving Credit Loan Agreement, dated as of June 30, 2017, by and between Glenbrook Building Supply, Inc., EdgeBuilder, Inc. and Premier Bank (incorporated by reference to Exhibit 10.3 to ATRM Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on April 16, 2019).

Exhibit Number	Description
10.41
Fourth Agreement of Amendment to Loan and Security Agreement, dated as of July 20, 2017, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.1 to ATRM Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on April 16, 2019).

10.42
Fifth Agreement of Amendment to Loan and Security Agreement, dated as of September 29, 2017, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit10.2 to ATRM Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on April 16, 2019).

10.43
Sixth Agreement of Amendment to Loan and Security Agreement, dated as of December 22, 2017, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit10.22 to ATRM Holdings, Inc.’s Annual Report on Form 10-K filed with the Commission on April 30, 2019).

10.44
Securities Purchase Agreement, dated as of January 12, 2018, by and between ATRM Holdings, Inc. and Lone Star Co-Invest I, LP (incorporated by reference to Exhibit 10.1 to ATRM Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on January 19, 2018).

10.45
Securities Purchase Agreement, dated as of June 1, 2018, by and between ATRM Holdings, Inc. and Lone Star Co-Invest I, LP (incorporated by reference to Exhibit 10.1 to ATRM Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on June 7, 2018).

10.46
Eighth Agreement of Amendment to Loan and Security Agreement, dated as of October 1, 2018, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.25 to ATRM Holdings, Inc.’s Annual Report on Form 10-K filed with the Commission on April 30, 2019).

10.47
Securities Purchase Agreement, dated as of December 17, 2018, by and between ATRM Holdings, Inc. and Lone Star Value Management, LLC (incorporated by reference to Exhibit 10.1 to ATRM Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on December 18, 2018).

10.48
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

10.50
Fifth Agreement of Amendment to Loan and Security Agreement, dated as of April 1, 2019, by and among Gerber Finance Inc., Edgebuilder, Inc., Glenbrook Building Supply Inc., ATRM Holdings, Inc. and KBS Builders, Inc. (incorporated by reference to Exhibit 10.31 to ATRM Holdings, Inc.’s Annual Report on Form 10-K filed with the Commission on April 30, 2019).

10.51
Membership Interest Purchase Agreement, dated as of April 1, 2019, by and among ATRM Holdings, Inc., Lone Star Value Management, LLC and Jeffrey E. Eberwein (incorporated by reference to Exhibit 10.3 to ATRM Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on April 26, 2019).

10.52
Eleventh Agreement of Amendment to Loan and Security Agreement, dated as of April 15, 2019, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.39 to ATRM Holdings, Inc.’s Annual Report on Form 10-K filed with the Commission on April 30, 2019).

10.53
Agreement, dated as of May 15, 2019, by and between Digirad Corporation and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.39 to ATRM Holdings, Inc.’s Annual Report on Form 10-K filed with the Commission on June 26, 2019).

10.54
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

10.55
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
10.56
Extension and Modification Agreement, dated January 31, 2020, by and among EdgeBuilder, Inc., Glenbrook Building Supply, Inc. and Premier Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2020).

10.57
Thirteenth Amendment to Loan and Security Agreement, dated January 31, 2020, by and among Gerber Finance Inc., KBS Builders, Inc. ATRM Holdings, Inc., and Digirad Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2020).

10.58
First Amendment to Loan and Security Agreement, dated February 20, 2020, by and among Star Real Estate Holdings USA, Inc., 300 Park Street, LLC, 947 Waterford Road, LLC, 56 Mechanic Falls Road, LLC and Gerber Finance Inc (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed with the Commission on March 9, 2020).

10.59
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

10.60
Severance Agreement, dated January 28, 2014, between Digirad Corporation and Martin B. Shirley (incorporated by reference to Exhibit 10.65 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed with the Commission on April 17, 2020).

10.61
Note, dated April 30, 2020, made by KBS Builders, Inc. in favor of Bremer Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 6, 2020).

10.62
Note, dated April 30, 2020, made by EdgeBuilder, Inc. in favor of Bremer Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 6, 2020).

10.63
Note, dated April 30, 2020, made by Glenbrook Building Supply Inc. in favor of Bremer Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 6, 2020).

10.64
Second Amendment to Loan and Security Agreement, dated April 30, 2020, by and among Star Real Estate Holdings USA, Inc., 300 Park Street, LLC, 947 Waterford Road, LLC, 56 Mechanic Falls Road, LLC and Gerber Finance Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2020).

10.65
Fifteenth Amendment to Loan and Security Agreement dated April 1, 2020, between KBS Builders, Inc. and Gerber Finance Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2020).

10.66
Promissory Note, dated May 5, 2020, made by DMS Imaging, Inc. in favor of Sterling National Bank (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2020).

10.67
Promissory Note, dated May 5, 2020, made by Digirad Imaging Solutions, Inc. in favor of Sterling National Bank (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2020).

10.68
Promissory Note, dated May 7, 2020, made by DMS Health Technologies, Inc. in favor of Sterling National Bank (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2020).

10.69
Promissory Note, dated May 7, 2020, made by Digirad Corporation in favor of Sterling National Bank (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2020).

10.70
Second Amendment to Loan and Security Agreement, dated July 1, 2020, by and among Gerber Finance Inc., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2020).

10.71	2018 Incentive Plan, as amended July 31, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2020).

Exhibit Number	Description
10.72*
First Amendment to Loan and Security Agreement, Consent and Release, dated February 1, 2021, by and among Digirad Health, Inc., Digirad Imaging Solutions, Inc., MD Office Solutions, DMS Health Technologies, Inc., DMS Imaging, Inc., DMS Health Technologies-Canada, Inc., Project Rendezvous Holding Corporation, Project Rendezvous Acquisition Corporation, Digirad Diagnostic Imaging, Inc., Star Equity Holdings, Inc., and Sterling National Bank.

10.73*	Sixteenth Amendment to Loan and Security Agreement, dated January 5, 2021, by and among Gerber Finance Inc., KBS Builders, Inc., ATRM Holdings, Inc., and Star Equity Holdings, Inc.

10.74*	Seventeenth Amendment to Loan and Security Agreement, dated February 26, 2021, by and among Gerber Finance Inc., KBS Builders, Inc., ATRM Holdings, Inc., and Star Equity Holdings, Inc.

10.75*
Third Amendment to Loan and Security Agreement, dated January 31, 2020, by and among Gerber Finance Inc., Star Real Estate Holdings USA, Inc., 300 Park Street, LLC, 947 Waterford Road, LLC, and 56 Mechanic Falls Road, LLC.

10.76*	Third Amendment to Loan and Security Agreement, dated January 31, 2020, by and among Gerber Finance Inc., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc.

10.77*
Stock Purchase Agreement, dated October 30, 2020, by and among Knob Creek Acquisition Corp., Digirad Corporation, Project Rendezvous Acquisition Corporation and DMS Health Technologies, Inc. The schedules and exhibits to this exhibit have been omitted. The Company agrees to furnish a copy of the omitted schedules and exhibits to the Commission on a supplemental basis upon its request.

10.78*	Amendment to Stock Purchase Agreement dated as of March 26, 2021, by and between Project Rendezvous Acquisition Corporation and Knob Creek Acquisition Corp.

21.1*	Subsidiaries of Star Equity Holdings, Inc.

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page of this Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*+	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

#	Indicates management contract or compensatory plan.

*	Filed herewith.

+	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Digirad Corporation under the Securities and Exchange Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, whether made before or after the date of this 10-K, irrespective of any general incorporation language contained in such filings.

ITEM 16.FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGIRAD CORPORATION

Dated:	March 29, 2021	By:	/S/ JEFFREY E. EBERWEIN
		Name:	Jeffrey E. Eberwein
		Title:	Executive Chairman (Principal Executive Officer)
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey E. Eberwein and David J. Noble, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ JEFFREY E. EBERWEIN	Executive Chairman of the Board and Director	March 29, 2021
Jeffrey E. Eberwein	(Principal Executive Officer)
/S/ DAVID J. NOBLE	Chief Financial Officer and Chief Operating Officer	March 29, 2021
David J. Noble	(Principal Financial and Accounting Officer)
/S/ MATTHEW G. MOLCHAN	Director	March 29, 2021
Matthew G. Molchan
/S/ MITCH I. QUAIN	Director	March 29, 2021
Mitch I. Quain
/S/ MICHAEL A. CUNNION	Director	March 29, 2021
Michael A. Cunnion
/S/ JOHN W. SAYWARD	Director	March 29, 2021
John W. Sayward