Form 10-Q
period 2021-03-31
STAR EQUITY HOLDINGS, INC.
filed 2021-05-14
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	MARCH 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒
As of May 7, 2021, the registrant had 5,018,271 shares of Common Stock ($0.0001 par value) outstanding.

STAR EQUITY HOLDINGS, INC.

Important Information Regarding Forward-Looking Statements
Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations, and projections regarding our business strategies, market potential, future financial performance, industry, and other matters. This includes, in particular, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, as well as other portions of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause our actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. The most significant of these risks, uncertainties, and other factors are described in “Item 1A — Risk Factors” of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission on March 29, 2021. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
STAR EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except for per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Healthcare	$13,307	$13,675
Construction	9,047	5,484
Investments	—	31
Total revenues	22,354	19,190

Cost of revenues:
Healthcare	10,709	10,801
Construction	8,503	5,081
Investments	65	65
Total cost of revenues	19,277	15,947

Gross profit	3,077	3,243

Operating expenses:
Selling, general and administrative	5,055	4,863
Amortization of intangible assets	438	576
Gain on sale of MD Office Solutions	(847)	—
Total operating expenses	4,646	5,439

Loss from operations	(1,569)	(2,196)

Other income (expense):
Other income, net	1,255	160
Interest expense, net	(272)	(305)
Total other income (expense)	983	(145)

Loss from continuing operations before income taxes	(586)	(2,341)
Income tax expense	(2)	(27)
Loss from continuing operations, net of tax	(588)	(2,368)
Income (loss) from discontinued operations, net of tax	6,020	(585)
Net income (loss)	5,432	(2,953)
Deemed dividend on Series A redeemable preferred stock	(479)	(484)
Net income (loss) attributable to common shareholders	$4,953	$(3,437)

Net income (loss) per share—basic and diluted
Net loss per share, continuing operations	$(0.12)	$(1.15)
Net income (loss) per share, discontinued operations	$1.22	$(0.28)
Net income (loss) per share—basic and diluted	$1.10	$(1.44)
Deemed dividend on Series A cumulative perpetual preferred stock per share	$(0.10)	$(0.24)
Net income (loss) per share, attributable to common shareholders—basic and diluted:	$1.01	$(1.67)
Weighted-average shares outstanding—basic and diluted	4,916	2,055
See accompanying notes to the unaudited consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	March 31, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$13,175	$3,225
Restricted cash	168	168
Accounts receivable, net	14,886	12,975
Inventories, net	9,838	9,787
Other current assets	2,738	2,025
Assets held for sale	—	20,756
Total current assets	40,805	48,936
Property and equipment, net	9,383	9,762
Operating lease right-of-use assets, net	2,848	1,769
Intangible assets, net	16,362	16,900
Goodwill	9,405	9,542
Other assets	2,588	1,384
Total assets	$81,391	$88,293

Liabilities, Mezzanine Equity and Stockholders’ Equity:
Current liabilities:
Accounts payable	$5,535	$4,952
Accrued compensation	3,695	2,825
Accrued warranty	180	214
Deferred revenue	2,352	2,184
Short-term debt and current portion of long-term debt	12,548	18,362
Payable to related parties	2,307	2,307
Operating lease liabilities	1,075	1,011
Other current liabilities	2,859	3,000
Liabilities held for sale	—	7,871
Total current liabilities	30,551	42,726
Long-term debt, net of current portion	1,967	3,700
Deferred tax liabilities	51	51
Operating lease liabilities, net of current portion	1,824	828
Other liabilities	1,018	1,059
Total liabilities	35,411	48,364

Commitments and contingencies (Note 9)

Preferred stock, $0.0001 par value: 10,000,000 shares authorized: 10% Series A Cumulative Redeemable preferred stock, 8,000,000 shares authorized, liquidation preference ($10.00 per share), 1,915,637 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	21,979	21,500

Stockholders’ Equity:
Common stock, $0.0001 par value: 30,000,000 shares authorized; 5,020,969 and 4,798,367 shares issued and outstanding (net of treasury shares) at March 31, 2021 and December 31, 2020, respectively	—	—
Treasury stock, at cost; 258,849 shares at March 31, 2021 and December 31, 2020, respectively	(5,728)	(5,728)

Additional paid-in capital	149,283	149,143
Accumulated deficit	(119,554)	(124,986)
Total stockholders’ equity	24,001	18,429
Total liabilities, mezzanine equity and stockholders’ equity	$81,391	$88,293
See accompanying notes to the unaudited consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income (loss)	$5,432	$(2,953)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	471	1,593
Amortization of intangible assets	438	814
Non-cash lease expense	584	543
Provision for bad debt, net	359	32
Stock-based compensation	131	109
Amortization of loan issuance costs	50	31
Debt issuance costs write-off	130	—
Gain on disposal of discontinued operations	(5,224)	—
Gain on disposal of MD Office Solutions	(847)	—
Loss on sale of assets	34	180
Gain on Paycheck Protection Program loan forgiveness	(1,220)	—
Deferred income taxes	—	20
Other, net	(23)	26
Changes in operating assets and liabilities:
Accounts receivable	(2,476)	3,606
Inventories	(51)	481
Other assets	(782)	154
Accounts payable	258	(1,525)
Accrued compensation	1,075	(1,123)
Deferred revenue	119	(166)
Operating lease liabilities	(597)	(545)
Other liabilities	(93)	(654)
Net cash (used in) provided by operating activities	(2,232)	623

Investing activities
Purchases of property and equipment	(449)	(158)
Proceeds from sale of discontinued operations	18,750	—
Proceeds from sale of property and equipment	14	23
Net cash provided by (used in) investing activities	18,315	(135)

Financing activities
Proceeds from borrowings	32,088	31,996
Repayment of debt	(38,495)	(32,407)
Loan issuance costs	—	(317)
Proceeds from exercise of warrants	493	—
Taxes paid related to net share settlement of equity awards	(6)	—
Repayment of obligations under finance leases	(260)	(229)
Net cash used in financing activities	(6,180)	(957)
Net increase (decrease) in cash, cash equivalents, and restricted cash including cash classified within current assets held for sale	9,903	(469)
Less: Net (decrease) increase in cash classified within current held for sale	(47)	108
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,950	(577)
Cash, cash equivalents, and restricted cash at beginning of period	3,393	1,987
Cash, cash equivalents, and restricted cash at end of period	$13,343	$1,410

Non-Cash Investing Activities
MD Office Solutions Promissory Note Receivable	$1,385	$—
Non-Cash Financing Activities
Gain on Paycheck Protection Program Loan Forgiveness	$1,220	$—
See accompanying notes to the unaudited consolidated financial statements.

STAR EQUITY HOLDINGS, INC. CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,916	$21,500	4,798	$—	$(5,728)	$149,143	$(124,986)	$18,429
Stock-based compensation	—	—	—	—	—	131	—	131
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	3	—	—	(5)	—	(5)
Accrued dividend on redeemable preferred stock	—	479	—	—	—	(479)	—	(479)
Proceeds from exercise of warrants	—	—	220	—	—	493	—	493
Net income	—	—	—	—	—	—	5,432	5,432
Balance at March 31, 2021	1,916	$21,979	5,021	$—	$(5,728)	$149,283	$(119,554)	$24,001

	Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	1,916	$19,602	2,050	$—	$(5,728)	$145,352	$(118,529)	$21,095
Stock-based compensation	—	—	—	—	—	109	—	109
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	5	—	—	—	—	—
Accrued dividend on redeemable preferred stock	—	484	—	—	—	(484)	—	(484)
Net loss	—	—	—	—	—	—	(2,953)	(2,953)
Balance at March 31, 2020	1,916	$20,086	2,055	$—	$(5,728)	$144,977	$(121,482)	$17,767

See accompanying notes to unaudited consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
Basis of Presentation
The unaudited consolidated financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) instructions for Quarterly Reports on Form 10-Q. Accordingly, the consolidated financial statements are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The unaudited condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited consolidated financial statements for our fiscal year ended December 31, 2020, filed with the SEC on Form 10-K on March 29, 2021, include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations, cash flows, and balance sheets for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.
The Company and Discontinued Operations
On March 31, 2021, Star Equity Holdings, Inc. (“Star Equity,” the “Company,” “we,” or “our”), a diversified holding company with three divisions: Healthcare, Construction, and Investments, announced the completion of the sale of DMS Health Technologies, Inc., a North Dakota corporation and wholly owned indirect subsidiary of Star Equity (“DMS Health”), for $18.75 million in cash, as originally announced on November 3, 2020 (the “DMS Sale Transaction”). The assets and liabilities of DMS Health were previously classified as held for sale and the results of DMS Health’s operations were presented as a discontinued operations in our previously issued financial statements. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. Refer to Note 2. Discontinued Operations for additional information.
COVID-19 Pandemic
During the three months ended March 31, 2021, we experienced a $0.4 million decrease in Healthcare division revenue which was offset by a $3.6 million increase, in Construction division revenue, as compared to the same period of the prior year. With the COVID-19 vaccine rollout now well underway, we are hopeful that we will gradually make our way back to pre-COVID levels of business activity. We believe the uncertainty surrounding the pandemic will continue to decrease as we progress through 2021. On the healthcare side, we expect to see imaging volume recover as the pandemic is brought under control. In construction, we expect that continued recovery in employment and a strong housing market will underpin the growth we are seeing. However, we are unsure about the potential impact.
Mezzanine Equity
Pursuant to the Certificate of Designations, Rights and Preferences of 10% Series A Cumulative Perpetual Preferred Stock of Star Equity Holdings, Inc. (formerly Digirad Corporation) (the “Certificate of Designations”), upon a Change of Control Triggering Event, as defined in the Certificate of Designations, holders of the 10% Series A Cumulative Perpetual Preferred Stock (the “Company Preferred Stock”) may require us to redeem the Company Preferred Stock at a price of $10.00 per share, plus any accumulated and unpaid dividends (a “Change of Control Redemption”). As this redemption feature of the shares is not solely within the control of the Company, the Company Preferred Stock does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Company Preferred Stock is not redeemable and it was not probable that the Company Preferred Stock would become redeemable as of March 31, 2021. Therefore, we are not currently required to accrete the Preferred Stock to its redemption value.
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

The net proceeds to the Company from the Offering and Warrant exercises in 2020 were approximately $5.2 million (inclusive of the exercise of the over-allotment option), after deducting underwriter fees and offering-related expenses estimated at $0.8 million. We used a significant portion of the net proceeds from the Offering to fund working capital needs at our construction businesses, particularly related to modular housing projects which we produced at KBS Builders, Inc. (“KBS”) for the Boston-area projects. The remainder of the net proceeds is being used for working capital and for other general corporate purposes. We have broad discretion in determining how the proceeds of the Offering is used, and our discretion is not limited by the aforementioned possible uses.

As of March 31, 2021, 0.9 million warrants were exercised and 1.5 million warrants remained outstanding at an exercise price of $2.25.
Liquidity Outlook
The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. We incurred net losses from operations of approximately $1.6 million and $2.2 million for the three months ended March 31, 2021 and 2020, respectively. We have an accumulated deficit of $119.6 million and $125.0 million as of March 31, 2021 and December 31, 2020, respectively. Net cash used in operations of $2.2 million for the three months ended March 31, 2021 compared to net cash provided by operations of $0.6 million for the same prior year period in 2020.
Regarding our debt, we had approximately $12.5 million in short term debt due to our borrowings which is classified as short term as disclosed in Note 8. Debt. The $5.0 million SNB debt primarily supports our healthcare business and actually matures in 2024, but GAAP rules require that the outstanding balance be classified as short-term debt, due to the automatic sweep feature embedded in the traditional lockbox arrangement along with a subjective acceleration clause in the SNB Loan and Security Agreement. In practice, we have the ability to immediately borrow back these daily sweeps to fund our working capital. As of March 31, 2021, we were in compliance with all borrowing arrangements related to our Healthcare division. As of March 31, 2021, we had $4.5 million of borrowing capacity to fund the operations of these divisions.
As of March 31, 2021, we have $4.6 million outstanding on our Construction revolvers with Gerber and were in compliance with all borrowing covenants for Gerber, however, we were in breach of our covenants as of December 31, 2020 and may be in breach at our next measurement period at June 30, 2021. While Gerber has historically provided us with waivers, there is no assurance that we will be able to receive waivers for covenant violations in the future, or that we will meet compliance with covenants in the future. Related party notes of $2.3 million was paid off on April 1, 2021 using proceeds from the DMS Sale Transaction. In addition, as of March 31, 2021, we had cash and cash equivalents of $13.3 million.
Management believes that the Company has the liquidity and operations to continue to support the business through the next 12 months from the issuance of this Quarterly Report. Our ability to continue as a going concern is dependent on its ability to execute its plans.

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
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 and Topic 842 for the three months ended March 31, 2021 and 2020, which are explained below.
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
Revenue recognition is evaluated on a contract by contract basis. Performance obligations are satisfied over time as work progresses or at a point in time. A performance obligation is satisfied over time if we have an enforceable right to payment. Determining if there is an enforceable right to payment is assessed on a contract by contract basis. For contracts requiring over time revenue recognition, the selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We use a cost-based input measurement of progress because it best depicts the transfer of assets to the customer, which occurs as costs are incurred during the manufacturing process or as services are rendered. Under the cost-based measure of progress, the extent of progress towards completion is measured based on the costs incurred to date.
Healthcare Services Revenue Recognition. We generate service revenue primarily from providing diagnostic services and cardiac monitoring services to our customers. Service revenue within our Diagnostic Services reportable segments is derived from providing our customers with contract diagnostic services, which includes use of our imaging systems, qualified personnel, radiopharmaceuticals, licensing, logistics and related items required to perform testing in their own offices.  We bill customers either on a per-scan or fixed-payment methodology, depending upon the contract that is negotiated with the customer. Within our Diagnostic Service segment, we also rent cameras to healthcare customers for use in their operations.  Rental revenues are structured as either a weekly or monthly payment arrangement, and are recognized in the month services are provided. Revenue related to provision of our services is recognized at the time services are performed.
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

Construction Revenue Recognition. Within the Construction segment, we service residential and commercial construction projects by manufacturing modular housing units and other products and supplies general contractors with building materials. KBS manufactures modular buildings for both single-family residential homes and larger, commercial building projects. Our EdgeBuilder, Inc. (“EdgeBuilder”) subsidiary manufactures structural wall panels, permanent wood foundation systems and other engineered wood products, and our Glenbrook Building Supply, Inc. (“Glenbrook”) subsidiary is a retail supplier of lumber and other building supplies. Revenue is generally recognized at point in time upon delivery of product. Retail sales at Glenbrook are recognized at the point of sale. For bill and hold sales, we determine when the customer obtains control of the product on a case-by-case basis to determine the amount of revenue to recognize each period.
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
We elected not to separate lease and non-lease components of its operating leases in which it is the lessee and lessor. Additionally, we elected not to recognize right-of-use assets and leases liabilities that arise from short-term leases of twelve months or less.
Lessor Accounting
Majority of the lease income of the Healthcare division comes from camera rentals and the lease income of the Construction division comes from the rental of the Waterford facility to a commercial tenant. We determine lease classification at the commencement date. Leases not classified as sales-type or direct financing leases are classified as operating leases. The primary accounting criteria we use for lease classification are (a) review to determine if the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (b) review to determine if the lease grants the lessee a purchase option that the lessee is reasonably certain to exercise, (c) determine, using a seventy-five percent or more threshold, if the lease term is for a major part of the remaining economic life of the underlying asset (however, we do not use this classification criterion when the lease commencement date falls within the last 25 percent of the total economic life of the underlying asset) and (d) determine, using a ninety percent or more threshold, if the present value of the sum of the lease payments and any residual value guarantees equal or exceeds substantially all of the fair value of the underlying asset. We do not lease equipment of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Each of the Company’s leases is classified as an operating lease.
We elected the operating lease practical expedient for its leases to not separate non-lease components of regular maintenance services from associated lease components. This practical expedient is available when both of the following are met: (i) the timing and pattern of transfer of the non-lease components and associated lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease.
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

Recently Adopted Accounting Pronouncements
In December of 2019, the Financial Accounting Standards Board issued ASU No 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted the guidance during the three months ended 2021. ASU 2019-12 does not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.
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

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848), to temporarily ease the potential burden in accounting for reference rate reform. The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The guidance generally can be applied through December 31, 2022. We will monitor our contracts and transactions for potential application of this ASU.

Note 2. Discontinued Operations
On October 30, 2020, Star Equity entered into a Stock Purchase Agreement (the “DMS Purchase Agreement”) by and among the Company, Project Rendezvous Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Company (“Seller”), DMS Health, and Knob Creek Acquisition Corp., a Tennessee corporation (“Buyer”) pursuant to which, subject to the satisfaction or waiver of certain conditions, Buyer purchased all of the issued and outstanding common stock of DMS Health from Seller. The purchase price for the DMS Sale Transaction was $18.75 million in cash, subject to certain adjustments, including a working capital adjustment. The DMS Sale Transaction was announced on November 3, 2020, and was subsequently completed on March 31, 2021. We deemed the disposition of the Mobile Healthcare business unit, which was effected upon the closing of the DMS Sale Transaction, to represent a strategic shift that will have a major effect on our operations and financial results. As of December 31, 2020, the Mobile Healthcare business met the criteria to be classified as held for sale. This segment is reported on the Consolidated Statement of Operations as discontinued operations and on the Consolidated Balance Sheet as Assets and Liabilities held for sale.
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

The following table presents financial results of DMS Health for the three months ended March 31, 2021 and 2020 business (in thousands):

	Three Months Ended March 31,
	2021	2020
Total revenues	$9,490	$9,667
Total cost of revenues	6,973	8,469
Gross profit	2,517	1,198

Operating expenses:
Selling, general and administrative	1,469	1,366
Amortization of intangible assets	—	241
Total operating expenses	1,469	1,607

Income (loss) from discontinued operations	1,048	(409)
Interest expense	(180)	(169)
Gain on sale of discontinued operations	5,224	—
Income (loss) from discontinuing operations before income taxes	6,092	(578)
Income tax expense	(72)	(7)
Income (loss) from discontinuing operations	$6,020	$(585)

The following represents the carrying amounts of the major classes of assets reported as “Assets held for sale” as of twelve months ended December 31, 2020 (in thousands):

December 31, 2020
Cash and cash equivalents	$443
Accounts receivable, net	4,305
Inventories, net	50
Other current assets	459
Property and equipment, net	7,721
Operating lease right-of-use assets, net	4,863
Intangible assets, net	2,915
$20,756
The following represents the carrying amounts of the major classes of liabilities reported as “Liabilities held for sale” as of December 31, 2020 (in thousands):

December 31, 2020
Accounts payable	$1,597
Accrued compensation	645
Deferred revenue	96
Operating lease liabilities	4,863
Other current liabilities	560
Deferred tax liabilities	16
Other liabilities	94
$7,871

The following table presents the significant non-cash operating, investing and financing activities from discontinued operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating activities
Depreciation	$8	$1,137
Amortization of intangible assets	—	241
Non-cash lease expense	256	192
Loss on extinguishment of debt	130	—
Gain on sale of DMS discontinued operations	(5,224)	—
Share-based compensation	2	4
Loss on disposal of assets	1	130
Provision for bad debt	—	2
Investing activities
Purchase of property and equipment	(154)	(243)
Proceeds from sale of discontinued operations	18,750	—
Proceeds from sale of property and equipment	3	15
Financing activities
Repayment of obligations under finance leases	(60)	(80)

Non-Cash Investing Activities
Fixed asset purchases in accounts payable	—	150
Lease assets obtained in exchange for new operating lease liabilities	—	564
Following is the reconciliation of purchase price to the gain recognized in income from discontinued operations for the three months ended March 31, 2021 (in thousands):

Estimated proceeds of the disposition, net of transaction costs	$18,750
Assets of the businesses	(20,920)
Liabilities of the businesses	7,712
Transaction expenses	(318)
Pre-tax gain on the disposition	$5,224

Note 3. Revenue
Healthcare Product and Product-Related Revenues and Services Revenue
Healthcare product and product-related services revenue are generated from the sale of gamma cameras, accessories and post-warranty maintenance service contracts within our Diagnostic Imaging reportable segment.
Healthcare Imaging services revenue are generated from providing diagnostic imaging services to customers within our Diagnostic Services reportable segment. Services revenue also includes lease income generated from camera rentals of imaging systems to our customers.
Construction
Construction revenue is generated from selling modular buildings for both single-family residential homes, larger commercial building projects and selling structural wall panels, permanent wood foundation systems and other engineered wood products.
Investments
Star Real Estate Holdings USA, Inc. (“SRE”) generates revenue from the lease of commercial properties and equipment and Lone Star Value Management, LLC (“LSVM”), a Connecticut based exempt reporting advisor through March 31, 2021, provided services that included investment advisory services, and the servicing of pooled investment vehicles.
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
Revenue recognition is evaluated on a contract by contract basis. Performance obligations are satisfied over time as work progresses or at a point-in-time. A performance obligation is satisfied over time if the Company has an enforceable right to payment. Determining if there is an enforceable right to is assessed on a contract by contract basis. For contracts requiring over time revenue recognition, the selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company uses a cost-based input measurement of progress because it best depicts the transfer of assets to the customer, which occurs as costs are incurred during the manufacturing process or as services are rendered. Under the cost-based measure of progress, the extent of progress towards completion is measured based on the costs incurred to date.
Our products are generally not sold with a right of return and the Company does not provide significant credits or incentives, which may be a variable consideration when estimating the amount of revenue to be recognized.

Disaggregation of Revenue
The following tables present our revenues for the three months ended March 31, 2021 and 2020, disaggregated by major source (in thousands):

	Three Months Ended March 31, 2021
	Diagnostic Services	Diagnostic Imaging	Construction	Total
Major Goods/Service Lines
Mobile Imaging	$10,181	$—	$—	$10,181
Camera	—	1,422	—	1,422
Camera Support	—	1,646	—	1,646
Healthcare Revenue from Contracts with Customers	10,181	3,068	—	13,249
Lease Income	58	—	38	96
Construction	—	—	9,009	9,009
Total Revenues	$10,239	$3,068	$9,047	$22,354

Timing of Revenue Recognition
Services and goods transferred over time	$10,239	$1,490	$2,731	$14,460
Services and goods transferred at a point in time	—	1,578	6,316	7,894
Total Revenues	$10,239	$3,068	$9,047	$22,354

	Three Months Ended March 31, 2020
	Diagnostic Services	Diagnostic Imaging	Construction	Investments	Total
Major Goods/Service Lines
Mobile Imaging	$10,602	$—	$—	$—	$10,602
Camera	—	1,339	—	—	1,339
Camera Support	—	1,522	—	—	1,522
Healthcare Revenue from Contracts with Customers	10,602	2,861	—	—	13,463
Lease Income	212	—	84	—	296
Construction	—	—	5,400	—	5,400
Investments	—	—	—	31	31
Total Revenues	$10,814	$2,861	$5,484	$31	$19,190

Timing of Revenue Recognition
Services and goods transferred over time	$10,814	$1,487	$84	$—	$12,385
Services and goods transferred at a point in time	—	1,374	5,400	31	6,805
Total Revenues	$10,814	$2,861	$5,484	$31	$19,190

Nature of Goods and Services
Mobile Imaging
Within our Diagnostic Services segment, our sales are derived from providing services and materials to our customers, primarily physician practices and hospitals that allow them to perform diagnostic imaging services at their site. We typically bundle our services in providing staffing, our imaging systems, licensing, radiopharmaceuticals, and supplies depending on our customers’ needs. Our contracts with customers are typically entered into annually and are billed on a fixed rate per-day or per-scan basis, depending on terms of the contract. For the majority of these contracts, the Company has the right to invoice the customer in an amount that directly corresponds with the value to the customer as the Company performs the services. The Company uses the practical expedient to recognize revenue corresponding with amounts we have the right to invoice for services performed.

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
Our sale of imaging systems includes a one-year assurance-type warranty. The estimated costs associated with our standard warranties and field service actions continue to be recognized as expense when cameras are sold. Maintenance service contracts sold beyond the term of our standard warranties are accounted for as a service-type warranty and revenue is deferred and recognized ratably over the period of the warranty obligation.
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
Lease Income
Within our Diagnostic Service segment, we also generate income from rentals of state-of-the-art equipment including cameras and ultrasound machines to customers. Rental contracts are structured as either a weekly or monthly payment arrangement and are accounted for as operating leases. Revenues are recognized on a straight-line basis over the term of the rental.
Construction
Within the Construction segment, we service residential and commercial construction projects by manufacturing modular housing units and other products and supply general contractors with building materials. KBS manufactures modular buildings for both single-family residential homes and larger, commercial building projects. EdgeBuilder manufactures structural wall panels, permanent wood foundation systems and other engineered wood products, and Glenbrook is a retail supplier of lumber and other building supplies. Revenues are evaluated on a contract by contract basis. In general, construction revenues are recognized upon transfer of control to the customer at a point-in-time, which is generally upon delivery and acceptance. However, construction revenues are recognized over time for arrangements with customers for which: (i) performance does not create an asset with an alternative use, and (ii) we have an enforceable right to payment for performance completed to date.
Deferred Revenues
We record deferred revenues when cash payments are received in advance of our performance. We have determined our contracts do not include a significant financing component. The majority of our deferred revenue relates to payments received on camera support post-warranty service contracts, which are billed at the beginning of the contract period or at periodic intervals (e.g., monthly, quarterly, or annually).
Changes in the deferred revenues for continuing operations for three months ended March 31, 2021, is as follows (in thousands):

Balance at December 31, 2020	$2,352
Revenue recognized that was included in balance at beginning of the year	(1,019)
Deferred revenue, net, related to contracts entered into during the year	1,327
Balance at March 31, 2021	$2,660
Included in the balances above as of March 31, 2021 and December 31, 2020 is non-current deferred revenue included in other liabilities of $308 thousand and $168 thousand, respectively.
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

Note 4. Basic and Diluted Net Income (Loss) Per Share
We present net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities, as the warrants are considered participating securities. We have not allocated net loss attributable to common stockholders to warrants because the holders of our warrants are not contractually obligated to share in our losses. Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is calculated to give effect to all potential shares of common stock, including common stock issuable upon exercise of warrants, stock options, and restricted stock units (“RSUs”). In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.
The following table sets forth the reconciliation of shares used to compute basic and diluted net loss income per share for the periods indicated (in thousands):

	Three Months Ended March 31
	2021	2020
Numerator:
Loss from continuing operations, net of tax	$(588)	$(2,368)
Income (loss) from discontinued operations, net of tax	6,020	(585)
Net income (loss)	5,432	(2,953)
Deemed dividend on Series A redeemable preferred stock	(479)	(484)
Net income (loss) attributable to common shareholders	$4,953	$(3,437)

Denominator:
Weighted average shares outstanding - basic and diluted	4,916	2,055

Net loss per common share - basic and diluted
Net loss per share, continuing operations	$(0.12)	$(1.15)
Net income (loss) per share, discontinued operations	$1.22	$(0.28)
Net income (loss) per share	$1.10	$(1.44)
Deemed dividend on Series A perpetual preferred stock per share	$(0.10)	$(0.24)
Net income (loss) per share, attributable to common shareholders - basic and diluted	$1.01	$(1.67)
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

	Three Months Ended March 31
	2021	2020
Stock options	25	54
Restricted stock units	68	13
Stock warrants	866	—
Total	959	67

As of March 31, 2021, 0.9 million warrants were exercised and 1.5 million warrants remained outstanding at an exercise price of $2.25.

Note 5. Supplementary Balance Sheet Information
The components of inventories are as follows (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$6,170	$5,489
Work-in-process	2,879	2,821
Finished goods	1,108	1,876
Total inventories	10,157	10,186
Less reserve for excess and obsolete inventories	(319)	(399)
Total inventories, net	$9,838	$9,787
Property and equipment consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Land	$805	$805
Buildings and leasehold improvements	4,771	4,771
Machinery and equipment	28,635	29,375
Total property and equipment	34,211	34,951
Less accumulated depreciation	(24,828)	(25,189)
Total property and equipment, net	$9,383	$9,762
Note 6. Leases
Lessee
We have operating and finance leases for corporate offices, vehicles, and certain equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases and some of which include options to terminate the leases within 1 year. Operating leases are included separately in the unaudited condensed consolidated balance sheets and finance lease assets are included in property and equipment with the related liabilities included in other current liabilities and other liabilities in the unaudited consolidated balance sheets.
The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$334	$328

Finance lease cost:
Amortization of finance lease assets	$106	$124
Interest on finance lease liabilities	21	24
Total finance lease cost	$127	$148

Supplemental cash flow information related to leases from continuing operations was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$317	$282
Operating cash flows from finance leases	$21	$24
Financing cash flows from finance leases	$149	$148

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,537	$596

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2021	December 31, 2020
Operating lease right-of-use assets, net	$2,848	$1,769

Operating lease liabilities	$1,075	$1,011
Operating lease liabilities, net of current	1,824	828
Total operating lease liabilities	$2,899	$1,839

Finance lease assets	$2,567	$2,765
Finance lease accumulated amortization	(1,130)	(791)
Finance lease assets, net	$1,437	$1,974

Finance lease liabilities	$580	$594
Finance lease liabilities, net of current	722	937
Total finance lease liabilities	$1,302	$1,531

Weighted average remaining lease term (in years)
Operating leases	3.1	2.3
Finance leases	2.7	2.8

Weighted average discount rate
Operating leases	4.54%	5.53%
Finance leases	6.44%	6.44%

We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of March 31, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases
2021 (excludes the three-months ended March 31, 2021)	$931	$507
2022	831	515
2023	330	273
2024	606	118
2025 and thereafter	373	2
Total future minimum lease payments	3,071	1,415
Less amounts representing interest	172	113
Present value of lease obligations	$2,899	$1,302

Lessor

In the Healthcare division, we generate lease income in the Diagnostic Services segment, from equipment rentals to customers. Rental contracts are structured as either a weekly or monthly payment arrangement and are accounted for as operating leases. Revenues are recognized on a straight-line basis over the term of the rental. During the three months ended March 31, 2021 and 2020, our lease contracts are mainly month to month contracts.

Note 7. Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our financial assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at March 31, 2021 and December 31, 2020 (in thousands).

	Fair Value as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$65	$49	$—	$114
Total	$65	$49	$—	$114

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$35	$55	$—	$90
Total	$35	$55	$—	$90
The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021 and 2020, the Company recorded net unrealized loss and gain of $23 thousand and $26 thousand, respectively, in the other income (expenses) of condensed unaudited consolidated statement of operations.
The Company occasionally enters into lumber derivative contracts in order to protect its gross profit margins from fluctuations caused by volatility in lumber prices. At March 31, 2021 and December 31, 2020, the Company had no lumber derivative contracts.
We did not reclassify any investments between levels in the fair value hierarchy during the three months ended March 31, 2021.The fair values of the Company’s revolving credit facility approximate carrying value due to the variable rate nature of these borrowings.

Note 8. Debt
A summary of debt as of March 31, 2021 and December 31, 2020 are as follows (dollars in thousands):

	March 31, 2021		December 31, 2020
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - Gerber KBS	$2,672	6.00%	$1,099	6.00%
Revolving Credit Facility - Gerber EBGL	1,969	6.00%	2,016	6.00%
Revolving Credit Facility - SNB	5,000	2.61%	12,710	2.64%
Total Short-term Revolving Credit Facility	$9,641	4.24%	$15,825	3.30%
Gerber - Star Term Loan	$271	6.25%	$262	6.75%
Premier - Term Loan	335	5.75%	419	5.75%
Total Short Term Debt	$606	5.97%	$681	6.13%
Short-term Paycheck Protection Program Notes	$2,301	1.00%	$1,856	1.00%
Short-term debt and current portion of long-term debt	$12,548	3.73%	$18,362	3.17%

Gerber - Star Term Loan	$985	6.25%	$1,058	6.75%
Premier - Term Loan	324	5.75%	321	5.75%
Total Long Term Debt	$1,309	6.13%	$1,379	6.52%
Long-term Paycheck Protection Program Notes	$658	1.00%	$2,321	1.00%
Long-term debt, net of current portion	$1,967	4.41%	$3,700	3.06%

LSV Co-Invest I Promissory Note (“January Note”)	$709	12.00%	$709	12.00%
LSV Co-Invest I Promissory Note (“June Note”)	1,220	12.00%	1,220	12.00%
LSVM Note	378	12.00%	378	12.00%
Total Notes Payable To Related Parties (1)	$2,307	12.00%	$2,307	12.00%

Total Debt	$16,822	4.94%	$24,369	3.99%
(1) See Note 12. Related Party Transactions, for information regarding certain ATRM promissory notes that are outstanding.
Term Loan Facilities
As of March 31, 2021, the short-term debt and current portion of long-term debt included $0.3 million of the Gerber Star term loan, net of issuance costs, and $0.3 million of the Premier term loan. Long-term debt, net of current portion, included $1.0 million of the Gerber Star term loan, net of issuance costs, and $0.3 million of the Premier term loan.
The following table presents the Star and Premier term loans balance net of unamortized debt issuance costs as of March 31, 2021 (in thousands):

March 31, 2021
Amount
Gerber - Star Term Loan	$1,533
Premier - Term Loan	659
Total Principal	2,192
Unamortized debt issuance costs	(277)
Total	$1,915

Sterling Credit Facility
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “SNB Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers (collectively, the “SNB Borrowers”); the Company, as guarantor; and Sterling National Bank, a national banking association, as lender (“Sterling” or “SNB”).
The SNB Loan Agreement is a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for revolving loans (the “SNB Credit Facility”). Under the SNB Credit Facility, the SNB Borrowers can request the issuance of letters of credit in an aggregate amount not to exceed $0.5 million at any one time outstanding. The borrowings under the SNB Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby all receipts within the lockbox are swept daily to reduce borrowings outstanding. As of March 31, 2021, the Company had $0.2 million of letters of credit outstanding and had additional borrowing capacity of $4.5 million.
At the Borrowers’ option, the SNB Credit Facility will bear interest at either (i) a Floating LIBOR Rate, as defined in the Loan Agreement, plus a margin of 2.50% per annum; or (ii) a Fixed LIBOR Rate, as defined in the Loan Agreement, plus a margin of 2.25% per annum. As our largest single debt outstanding, our floating rate on this facility at March 31, 2021 was 2.61%.
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
On March 29, 2019, in connection with the Company’s entry into the SNB Loan Agreement, Jeffery E. Eberwein, the Executive Chairman of the Company’s board of directors, entered into Limited Guaranty Agreement (the “SNB Eberwein Guaranty”) with SNB pursuant to which he guaranteed the prompt performance of all the Borrowers’ obligations under the SNB Loan Agreement. The SNB Eberwein Guaranty is limited in the aggregate to the amount of (a) $1.5 million, plus (b) reasonable costs and expenses of SNB incurred in connection with the SNB Eberwein Guaranty. Mr. Eberwein’s obligations under the SNB Eberwein Guaranty terminate upon the Company and Borrowers achieving certain milestones set forth therein.
On February 1, 2021, in connection with the closing of the Company’s sale of MD Office Solutions, the Company entered into a First Amendment to the SNB Loan Agreement pursuant to which, among other things, Sterling consented to the sale of MD Office Solutions and the Company’s name change from Digirad Corporation to Star Equity Holdings, Inc.
On March 31, 2021, in connection with completing the sale of DMS Health, the Company, certain subsidiaries of the Company, and Sterling entered into a Second Amendment to the SNB Loan Agreement pursuant to which, among other things, Sterling consented to the sale of DMS Health and its subsidiaries, removed DMS Health and its subsidiaries as borrowers under the SNB Loan Agreement, and required the principle to be paid down to $7.0 million.
At March 31, 2021, the Company was in compliance with the covenants under the SNB Loan Agreement.

Construction Loan Agreements
As of March 31, 2021, the Construction division had outstanding revolving lines of credit and term loans of approximately $5.4 million. This debt includes: (i) $2.7 million principal outstanding on KBS’s $4.0 million revolving credit facility under a Loan and Security Agreement, dated February 23, 2016, (as amended, the “KBS Loan Agreement”), with Gerber and (ii) $2.0 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a Revolving Credit Loan Agreement, and $0.7 million with Premier term loan, dated June 30, 2017 (as amended, the “Premier Loan Agreement”). The Construction division was at the maximum borrowing capacity under both revolving lines of credit, based on the inventory and accounts receivable on March 31, 2021 which fluctuates weekly.
KBS Loan Agreement
On February 23, 2016, ATRM, KBS and Main Modular Haulers, Inc. (a former subsidiary of ATRM) entered into a Loan and Security Agreement, (as amended, the “KBS Loan Agreement”), with Gerber. The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory and other collateral. The KBS Loan Agreement, which was scheduled to expire on February 22, 2018, has been automatically extended for successive one (1) year periods in accordance with its terms and is now scheduled to expire on February 22, 2022. The KBS Loan Agreement will be automatically extended for another one (1) year period unless a party thereto provides prior written notice of termination. As of March 31, 2021 neither party has provided notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, equating to 6.00% at March 31, 2021, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the KBS Loan Agreement. The KBS Loan Agreement contains representations, warranties, affirmative and negative covenants, defined events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintain a maximum leverage ratio (as defined in the KBS Loan Agreement) and KBS not incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement. The borrowings under the KBS Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby certain receipts are swept daily to reduce borrowings outstanding. At March 31, 2021, approximately $2.7 million was outstanding under the KBS Loan Agreement.
During the three months ended, March 31, 2021, the parties to the KBS Loan Agreement have amended the KBS Loan Agreement to provide for increased availability under the KBS Loan Agreement to KBS under certain circumstances, including for new equipment additions, and certain other changes, as well as a waiver of certain covenants.
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
On September 10, 2019, the parties to the KBS Loan Agreement entered into the twelfth amendment to the KBS Loan Agreement (the “Twelfth KBS Amendment”), pursuant to which the Company agreed to guarantee amounts borrowed by certain ATRM’s subsidiaries from Gerber.
On January 31, 2020, the Company, ATRM, KBS and Gerber entered into a thirteenth amendment to the KBS Loan Agreement (the “Thirteenth KBS Amendment”) to amend the terms of the KBS Loan Agreement, in order to, among other things (a) amend the definitions of “Ancillary Credit Parties,” “Guarantor,” “Obligations,” and “Subordinated Lender” to address the obligations of the Star Borrowers, the EBGL Borrowers, the Star Credit Parties, and the EBGL Credit Parties under the Star Loan Agreement, EBGL Loan Agreement and the Subordination Agreements (each as defined below) to which they are a party and (b) add a new cross default provision.
On March 5, 2020, in connection with the First EBGL Amendment, Gerber, KBS, ATRM and the Company entered into a fourteenth amendment to the KBS Loan Agreement in order to, among other things consent to the First EBGL Amendment and remove cash and cash collateral from the borrowing base.
On April 1, 2020, Gerber and KBS entered into a fifteenth amendment to the KBS Loan Agreement pursuant to which the “Minimum Average Monthly Loan Amount” was decreased to twenty-five percent (25%) of the Maximum Revolving Amount.
On January 5, 2021, Gerber and KBS entered into a sixteenth amendment to the KBS Loan Agreement in order to, among other things, amend certain definitions under the KBS Loan Agreement and to increase the inventory assets against which funds can be borrowed.

On February 26, 2021 Gerber and KBS entered into a seventeenth amendment to the KBS Loan Agreement in order to provide the waiver to the 2020 covenant breach and amended the financial covenants. The financial covenants under the KBS Loan Agreement, as amended, provide that (i) KBS shall make no distribution, transfer, payment, advance, or contribution of cash or property which would constitute a restricted payment; (ii) KBS shall report annual post-tax net income at least equal to (a) $385 thousand for the trailing 6-month period ending June 30, 2021 and (b) $500 thousand for the trailing fiscal year end December 31, 2021; and (iii) a minimum EBITDA at June 30, 2021 of more than $880 thousand or at December 31, 2021 of more than $1.5 million.
EBGL Premier Note
On June 30, 2017, EdgeBuilder and Glenbrook (together, EBGL) entered into a Revolving Credit Loan Agreement (as amended, the “Premier Loan Agreement”) with Premier providing EBGL with a working capital line of credit of up to $3.0 million. The Premier Loan Agreement replaced the prior revolving credit facility.
Availability under the Premier Loan Agreement is based on a formula tied to EBGL’s eligible accounts receivable, inventory and equipment, and borrowings bear interest at the prime rate plus 1.50%, with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement was scheduled to expire on June 30, 2018, but was extended multiple times by Premier until January 31, 2023. EBGL’s obligations under the Premier Loan Agreement are secured by all of their inventory, equipment, accounts and other intangibles, fixtures and all proceeds of the foregoing.
On January 31, 2020, Glenbrook and EdgeBuilder entered into an Extension and Modification Agreement (the “Modification Agreement”) with Premier that modified the terms of the Revolving Credit Promissory Note made by Glenbrook and EdgeBuilder. The Modification Agreement reduced the outstanding borrowings to $1.0 million, extended the final maturity date to January 31, 2023, and set the interest rate to at 5.75% per annum. Mr. Eberwein executed a guaranty in favor of Premier, which has been extended through January 1, 2023, under which ATRM and Mr. Eberwein have absolutely and unconditionally guaranteed all of EBGL’s obligations under the Premier Loan Agreement. As of March 31, 2021, approximately $0.7 million was outstanding under the Premier Loan Agreement.
Gerber Star and EBGL Loans
On January 31, 2020, SRE, 947 Waterford Road, LLC (“947 Waterford”), 300 Park Street, LLC (“300 Park”), and 56 Mechanic Falls Road, LLC (“56 Mechanic” and together with SRE, 947 Waterford, and 300 Park, (the “Star Borrowers”), each an Investments Subsidiary, and the Company, ATRM, KBS, EdgeBuilder, and Glenbrook (collectively, the “Star Credit Parties”), entered into a Loan and Security Agreement (as amended, the “Star Loan Agreement”) with Gerber providing the Star Borrowers with a credit facility with borrowing availability of up to $2.5 million ($2.0 million and $0.5 million to KBS and EBGL, respectively) (the “Star Loan”). The advance of $2.0 million to KBS is to be repaid in monthly installments of sixty (60) consecutive equal payments. The advance of $0.5 million to EBGL, which has been temporarily increased by $0.3 million due to be repaid on April 30, 2020, is to be repaid in monthly installments of twelve (12) consecutive equal payments. On February 20, 2020, the Star Borrowers entered into a first amendment to the Star Loan Agreement (the “First Star Amendment”) in order to (i) temporarily advance $0.3 million to EBGL, which amount is to be repaid to Gerber on or before April 30, 2020; (ii) clarify that Gerber can make multiple advances under the Star Loan Agreement, and (iii) to correct the maturity date of the Star Loan. On April 30, 2020, the Star Borrowers entered into a second amendment to the Star Loan Agreement (the “Second Star Amendment”) to change terms of repayment for the advance of $0.3 million to EBGL to provide for repayment in three consecutive equal monthly installments, commencing on May 30, 2020, with a final installment on or before July 31, 2020. As of March 31, 2021, EBGL repaid approximately $0.5 million and $1.3 million was outstanding, net with deferred financing costs, under the Star Loan Agreement.

On January 31, 2020, EdgeBuilder and Glenbrook (the “EBGL Borrowers”), each a Construction Subsidiary, and the Company, Star, 947 Waterford, 300 Park, 56 Mechanic, ATRM, and KBS (collectively, the “EBGL Credit Parties”), entered into a Loan and Security Agreement (the “EBGL Loan Agreement”) with Gerber providing the EBGL Borrowers with a credit facility with borrowing availability of up to $3.0 million (the “EBGL Loan”). On March 5, 2020, the EBGL Borrowers entered into a first amendment to the EBGL Loan Agreement (the “First EBGL Amendment”) with Gerber that amended the EBGL Loan Agreement and the KBS Loan Agreement to include a pledge $0.3 million of cash collateral by LSVI under the EBGL Loan Agreement which, prior to the First EBGL Amendment, was pledged by LSVI in connection with the KBS Loan Agreement. On July 1, 2020, the EBGL Borrowers entered into a second amendment to the EBGL Loan Agreement to terminate the pledge of $0.3 million in cash collateral. On February 26, 2021, the EBGL Borrowers entered into a third amendment to the EBGL Loan Agreement (the “Third EBGL Amendment”) pursuant to which the Company and Gerber agreed to, among other things, eliminate the minimum leverage ratio covenant, lower the minimum EBITDA, and require the borrowers to not incur a net operating loss on bi-annual basis. The Third EBGL Amendment also discharged the EBGL Eberwein Guaranty described below. As of March 31, 2021, approximately $2.0 million was outstanding under the EBGL Loan Agreement.
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
Paycheck Protection Program
From April 2020 through May 2020, the Company and its subsidiaries received $6.7 million, of loans under the Paycheck Protection Program (“PPP”). Total PPP loans received the Construction division and Healthcare division were $5.5 million and $1.2 million, respectively.
The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). PPP loans for the Construction and Healthcare division were made through Bremer Bank and Sterling as lenders, respectively.
The PPP loans have two-year terms and bear interest at a rate of 1.00% per annum. Monthly principal and interest payments under the PPP loans are deferred for ten months, after the end of covered periods. The PPP loans may be prepaid at any time prior to maturity with no prepayment penalties.
The promissory notes issued in connection with the PPP loans (the “PPP Notes”) contain customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or lender, or breaching the terms of the applicable PPP loan documents. Upon an event of default under a PPP Note, the lender thereunder may, among other things, require immediate payment of all amounts owing under the applicable PPP Note, collect all amounts owing from the applicable borrower, or file suit and obtain judgment.
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
In order to apply for the PPP loans, we certified that the economic uncertainty at the time of application, made the PPP loans request necessary to support ongoing operations of the Company. This certification was made taking into account our then current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that would not be significantly detrimental to the business.
The Company is continuing to evaluate the criteria and new guidance put out by the SBA regarding loan forgiveness criteria and procedures to seek loan forgiveness. During October 2020 and January 2021, the Company applied for forgiveness on all PPP loans. Our PPP loan forgiveness is sought under the belief all entities requesting loan forgiveness have met the stated criteria and guidelines provided by the SBA and terms of the CARES Act; however, no assurance can be provided that forgiveness for any portion of the PPP loans will be obtained.
During Q4 2020, $2.5 million of the Healthcare division PPP Notes were forgiven. As of March 31, 2021, the Company has $3.0 million in PPP loans outstanding for the Healthcare division. During Q1, 2021, all amounts under the Construction division PPP Notes were forgiven.

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
For the three months ended March 31, 2021, the Company recorded an income tax expense of $2 thousand within continuing operations and an income tax expense of $72 thousand within discontinued operations. For the three months ended March 31, 2020, the Company recorded an income tax expense of $27 thousand within continuing operations and an income tax expense of $7 thousand within discontinued operations.
As of March 31, 2021, we had unrecognized tax benefits of approximately $2.6 million related to uncertain tax positions. Included in the unrecognized tax benefits were $2.1 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.
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
On December 21, 2020, Congress passed the $2.3 trillion Consolidated Appropriations Act, 2021, H.R. 133 (the “Act”), which combined the $1.4 trillion omnibus spending bill for the 2021 federal fiscal year with the $900 billion stimulus relief package aimed to respond to the economic fallout caused by the COVID-19 pandemic. On December 27, 2020, President Trump signed the Act, which enhanced and expanded certain provisions of the previous relief package—the Coronavirus Aid, Relief, and Economic Security Act, H.R. 748 (the “Cares Act”) into law. The Company does not expect the Act to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

Note 11. Segments
Our business is organized into four reportable segments:
1. Diagnostic Services
2. Diagnostic Imaging
3. Construction
4. Investments
Effective January 1, 2020, the Company revised the allocation methodology used to allocate corporate costs to each of the operating segments. “Loss (income) by operating segment” for the historical period has been recast to conform to our current allocation methodology. Segment information is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue by segment:
Diagnostic Services	$10,239	$10,814
Diagnostic Imaging	3,068	2,861
Construction	9,047	5,484
Investments	—	31
Consolidated revenue	$22,354	$19,190

Gross profit by segment:
Diagnostic Services	$1,608	$2,005
Diagnostic Imaging	990	869
Construction	544	403
Investments	(65)	(34)
Consolidated gross profit	$3,077	$3,243

Income (loss) from operations by segment:
Diagnostic Services	$859	$59
Diagnostic Imaging	(22)	(267)
Construction	(1,547)	(1,300)
Investments	76	(54)
Unallocated corporate and other expenses	(935)	(634)
Segment loss from operations	$(1,569)	$(2,196)

Depreciation and amortization by segment:
Diagnostic Services	$290	$329
Diagnostic Imaging	67	63
Construction	479	572
Investments	65	65
Total depreciation and amortization	$901	$1,029

Note 12. Related Party Transactions
Eberwein Guarantees
SNB
On March 29, 2019, in connection with the Company’s entry into the SNB Loan Agreement, Mr. Eberwein, the Executive Chairman of the Company’s board of directors, entered into the Limited Guaranty Agreement (the SNB Eberwein Guaranty) with SNB pursuant to which he guaranteed to SNB the prompt performance of all the Borrowers’ obligations to SNB under the SNB Loan Agreement, including the full payment of all indebtedness owing by Borrowers to SNB under or in connection with the SNB Loan Agreement and related SNB Credit Facility documents. Mr. Eberwein’s obligations under the SNB Eberwein Guaranty are limited in the aggregate to the amount of (a) $1.5 million, plus (b) reasonable costs and expenses of SNB incurred in connection with the SNB Eberwein Guaranty. Mr. Eberwein’s obligations under the SNB Eberwein Guaranty terminate upon the Company and SNB Borrowers achieving certain milestones set forth therein.
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

As of March 31, 2021, Mr. Eberwein owned approximately 3.1% of the outstanding Star Equity common stock. In addition, as of March 31, 2021, Mr. Eberwein owned 1,310,036 shares of Company Preferred Stock. Mr. Eberwein as the CEO of LSVM, which is the investment advisor of LSVI, and as the sole manager of LSV GP, which is the general partner of LSVI Mr. Eberwein may be deemed the beneficial owner of the securities held by LSVI. Mr. Eberwein disclaims beneficial ownership of Company Preferred Stock, except to the extent of his pecuniary interest therein.
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
At the closing of the Private Placement, the Company and LSVI entered into a Registration Rights Agreement.
On September 17, 2020, in connection with satisfying the Company’s obligations under the Registration Rights Agreement, the Company filed a registration statement 1,492,321 shares of Company Preferred Stock.
Put Option Agreement
In addition, prior to the effective time of the ATRM Merger, the Company entered into a put option purchase agreement with Mr. Eberwein, pursuant to which the Company has the right to require Mr. Eberwein to acquire up to 100,000 shares of Company Preferred Stock at a price of $10.00 per share for aggregate proceeds of up to $1.0 million at any time, in the Company’s discretion, during the 12 months following the effective time of the ATRM Merger. In March 2020, Mr. Eberwein extended the put option agreement through June 30, 2021.
ATRM Notes Payable
ATRM, had the following related party promissory notes (the “ATRM Notes”) outstanding as of March 31, 2021, which were repaid in full during April 2021 using proceeds from the DMS Sale Transaction:
(i) Unsecured promissory note (principal amount of $0.7 million payable to LSV Co-Invest I), with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest previously due on January 12, 2020 (the “January Note”). On November 13, 2019, LSV Co-Invest I extended the maturity date of the January Note from January 12, 2020, to the earlier of (i) October 1, 2020 and (ii) the date when the January Note is no longer subject to a certain Subordinate Agreement dated January 12, 2018, as amended, in favor of Gerber. As described below, in November 2020 and March 2021, Mr. Eberwein signed the second and third extension letter to extend the maturity date of the January Note.
(ii) Unsecured promissory note (principal amount of $1.2 million payable to LSV Co-Invest I), with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest previously due on June 1, 2020 (the “June Note”). On November 13, 2019 LSV Co-Invest I also extended the maturity date of the June Note from June 1, 2020, to the earlier of (i) October 1, 2020 and (ii) the date when the January Note is no longer subject to a certain Subordinate Agreement dated June 1, 2018, as amended, in favor of Gerber. As described below, in November 2020 and March 2021, Mr. Eberwein signed the second and third extension letter to extend the maturity date of the June Note.

(iii) Unsecured promissory note (principal amount of $0.4 million payable to LSVM), with interest payable annually at a rate of 10.0% per annum (LSVM may elect to receive any interest payment entirely in-kind at a rate of 12.0% per annum), with any unpaid principal and interest previously due on November 30, 2020 (the “LSVM Note”). As described below, in November 2020, Mr. Eberwein signed the second and third extension letter to extend the maturity date of the LSVM Note.
LSVM and LSV Co-Invest I on July 17, 2019, waived any right to accelerate payment with respect to the ATRM Merger under the ATRM Notes. In March 2020, Mr. Eberwein, sole manager of LSV Co-Invest I and LSVM, provided the Company a Letter of Support of the ATRM Notes indicating that he will take no adverse action against ATRM for failure to pay the principal due on the ATRM Notes by the maturity date and intends to work with the Company and ATRM to assure the financial success of the Company. In November 2020, Mr. Eberwein signed the second extension letter to extend the maturity date of the ATRM Notes to the earlier of (i) the date that is 5 business days after the Closing Date defined within the DMS stock Purchase Agreement dated October 30, 2020 between the Company and Knob Creek Acquisition Corp. or (ii) the date when the Note is no longer subject to a certain subordinate letter agreement dated January 12, 2018, as amended in favor of Gerber. In March 2021, Mr. Eberwein signed the third extension letter to extend the maturity dates of the ATRM Notes to aforementioned two conditions or to June 30, 2022. The ATRM Notes were paid off in full in April 2021, upon the completion of DMS Sale Transaction.
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
As of March 31, 2021 and upon the completion of the ATRM Merger, the Waterford Lease, the Park Lease and the Oxford Lease are treated as intercompany transactions and eliminated in the consolidation.
Note 13. Perpetual Preferred Stock
Holders of shares of Series A Preferred Stock (the Company Preferred Stock) are entitled to receive, when, as and if, authorized by the Company’s board of directors (or a duly authorized committee of the Company’s board of directors) and declared by the Company out of funds legally available for the payment of dividends, preferential cumulative cash dividends at the rate of 10.0% per annum of the liquidation preference of $10.00 per share. Dividends are payable quarterly, in arrears, on the last calendar day of March, June, September and December to holders of record at the close of business on the first day of each payment month. The Company Preferred Stock is not convertible and does not have any voting rights, except when dividends are in arrears for six or more consecutive quarters, then the holders of those shares together with holders of all other series of preferred stock equal in rank will be entitled to vote separately as a class for the election of two additional directors to board of directors, until all dividends accumulated on such shares of Company Preferred Stock for the past dividend periods and the dividend for the then current dividend period shall have been fully paid or declared and a sum sufficient for the payment thereof set apart for payment. Under change of control or other conditions, the Company Preferred Stock may be subject to redemption. The Company may redeem the Company Preferred Stock upon the occurrence of a change of control, subject to certain conditions. The Company may also voluntarily redeem some or all of the Company Preferred Stock on or after September 10, 2024.
As of March 31, 2021, the Company’s board has not declared a dividend on the Company Preferred Stock and the aggregate and per-share amounts of cumulative preferred dividends in arrears are $3.0 million and $0.60 per share, respectively.
A roll forward of the balance of Company Preferred Stock for the quarter ended March 31, 2021 is as follows (in thousands):

Balance at December 31, 2020	$21,500
Deemed dividend on redeemable convertible preferred stock	479
Balance at March 31, 2021	$21,979

Note 14. Subsequent Events
None.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations (“MD&A”), contains forward-looking statements that involve risks and uncertainties. Please see “Important Information Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes thereto for the fiscal year ended December 31, 2020, which were included in our Form 10-K, filed with the SEC on March 29, 2021.
The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.
Overview
The year 2020 marked the first full year that Star Equity, known prior to January 1, 2021 as Digirad Corporation, operated as a multi-industry holding company. With the acquisition of ATRM in September 2019, we added construction businesses to what had historically been a healthcare company and thereby transformed the Company into a diversified holding company with operating businesses in two important industry sectors of the economy, healthcare and construction.

Our Healthcare division, which is operated as Digirad Health, provides products and services in the area of nuclear medical imaging with a focus on cardiac health. Digirad Health operates across the U.S. The healthcare business involves two reporting segments, Diagnostic Services, which offers imaging services to healthcare providers using a fleet of our proprietary solid-state gamma cameras and Diagnostic Imaging, which manufactures, distributes and maintains our proprietary solid-state gamma cameras.

Our Construction division is a single reporting segment but is made up of three operating business, KBS, EdgeBuilder and Glenbrook. KBS is based in Maine and manufactures modular buildings for installation throughout the New England market. EdgeBuilder and Glenbrook, referred to together as “EBGL” internally and based in the Minneapolis-Saint Paul area, together manufacture structural wall panels and other engineered wood-based products as well as distribute building materials to professional builder customers in the Upper Midwest.

Currently, our Investments division is an internally-focused unit that is directly supervised by Star Equity management and is responsible for the management of our real estate and investments, which currently includes our three manufacturing facilities in Maine that are leased to KBS.

Strategy
Star Equity
We believe our diversified, multi-industry holding company structure will allow Star Equity management to focus on capital allocation, strategic leadership, mergers and acquisitions, capital markets transactions, investor relations, management of our real estate and investments, and other public company activities. Our structural will free up our operating Chief Executive Officers to manage their respective businesses, look for organic and bolt-on growth opportunities and improve operations, with fewer distractions and administrative burdens.

We continue to explore strategic alternatives to improve the market position and profitability of our product offerings in the marketplace, generate additional liquidity, and enhance our valuation. We may pursue our goals through organic growth or through strategic transactions. Some of these strategic transactions have included, and could continue to include, selective acquisitions of business segments or entire businesses, divestitures of assets or divisions, or a restructuring of our company.

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

•Introduction of new services. In the Healthcare division, we plan to continue to focus on healthcare solutions related businesses that deliver necessary assets, services and logistics directly to the customer site. We believe that over time we can either purchase or develop new and complementary businesses and take advantage of our customer loyalty and distribution channels. In the Construction division, we will consider opportunities to augment our service offering to better serve our customer base. We have done this in the New England market by adding a structural wall panel line. Other areas might include logistics, installation on site, and manufacturing of sub-components or enhancements that create even more complete modules, such as full HVAC installation.
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
Current Market Conditions
The year 2020 proved to be a challenging year for the vast majority of businesses across many sectors of the economy. With the COVID-19 vaccine rollout now well underway, we are hopeful that we will soon make our way back to pre-COVID levels of business activity. We believe the uncertainty surrounding the pandemic will continue to decrease as we progress through 2021. On the healthcare side, we expect to see imaging volume recover as the pandemic is brought under control. In construction, we expect that continued recovery in employment and a strong housing market will underpin the growth we are seeing.
The target market for our healthcare products and services is comprised of cardiologists, internal medicine physicians, family practice physicians, hospitals, IDNs, and federal institutions in the United States that perform or could perform a diagnostic imaging procedure, have a need for cardiac event monitoring, or have interest in purchasing a diagnostic imaging products. Our diagnostic services businesses currently operate in approximately 25 states. The overriding challenge during 2020 was the drop in imaging volume due to the COVID-19 pandemic. During the three months ended March 31, 2021, while we provide critical and important imaging services focused in the cardiac area, the risks of exposure led to reduced patient volumes as these tests were deferred or canceled in hopes that the pandemic would abate.
The target market for our construction division includes residential home builders, general contractors, owners or developers of commercial buildings, and individual retail customers. While we witnessed a number of municipalities, especially in the Boston area, shutdown construction sites during the early wave of infections and even shutdown our own plant in South Paris, Maine for six weeks in April and May of 2020, housing demand and demand for building materials have increased as the COVID-19 pandemic has led to “nesting” at home, which were positive factors in the second half of 2020 and have continued through the first quarter of 2021. The challenge has been less on the demand side and more on the supply chain, as wood-based commodities prices, lumber and OSB, have increased rapidly coming out of the first wave of the pandemic in the Spring of 2020 and supply has not kept up with demand. We have seen some supply chain disruption and tightness during the second half of 2020 and that has continued into 2021 as lead times have extended out, but we are still able to operate at normal levels of production. We believe that the high price environment that we are currently experiencing will lead to additional supply coming on line later this year.

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
In our construction division, we continue to see a greater adoption of offsite or prefab construction in single-family and multi-family residential building projects, our target market. Our modular units and structural wall panels offer builders a number of benefits over traditional onsite or “stick built” construction. These include shorter time to market, higher quality, reduced waste, readily available labor and potential cost savings, among others. 3D BIM software modeling and developments in engineered wood products offers greater design flexibility for higher-end applications. The need for more affordable housing solutions also presents a great opportunity for the continued emergence of factory built housing.
COVID-19 Pandemic
During the three months ended March 31, 2021, we experienced a $0.4 million decrease in Healthcare division revenue which was offset by a $3.6 million increase, in Construction revenue, as compared to the same period of the prior year. With the COVID-19 vaccine rollout now well underway, we are hopeful that we will gradually make our way back to pre-COVID levels of business activity. We believe the uncertainty surrounding the pandemic will continue to decrease as we progress through 2021. On the healthcare side, we expect to see imaging volume recover as the pandemic is brought under control. In construction, we expect that continued recovery in employment and a strong housing market will underpin the growth we are seeing.
Discontinued Operations
The DMS Sale Transaction was completed on March 31, 2021, for $18.75 million in cash, subject to certain adjustments, including a working capital adjustment. The divestiture of DMS Health, which operated our Mobile Healthcare segment, met the definition of a strategic shift that has a significant effect on our operations and financial results; therefore, the results of operations for the Mobile Healthcare segment have been presented as discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations for all periods presented. Additionally, Mobile Healthcare’s assets and liabilities as of December 31, 2020 are separately presented as held for sale on the unaudited consolidated balance sheet. Unless otherwise noted, discussion within these notes to the unaudited consolidated financial statements relates to continuing operations.
Business Segments
As of March 31, 2021, our business is organized into four reportable segments:
•Diagnostic Services
•Diagnostic Imaging
•Construction
•Investments
Diagnostic Services
Through this segment, we offer a convenient and economically efficient imaging and monitoring services program as an alternative to purchasing equipment or outsourcing the procedures to another physician or imaging center. For physicians who wish to perform nuclear imaging, echocardiography, vascular or general ultrasound tests, we provide imaging systems, qualified personnel, radiopharmaceuticals, licensing services, and the logistics required to perform imaging in their own offices, and thereby the ability to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for those services, which are primarily cardiac in nature. We provide imaging services primarily to cardiologists, internal medicine physicians, and family practice doctors who typically enter into annual contracts for a set number of days ranging from once per month to five times per week.

Diagnostic Imaging
Through this segment, we sell our internally developed solid-state gamma cameras, imaging systems and camera maintenance contracts. Our imaging systems include nuclear cardiac imaging systems, as well as general purpose nuclear imaging systems. We sell our imaging systems to physician offices and hospitals primarily in the United States, although we have sold a small number of imaging systems internationally. Our imaging systems are sold in both portable and fixed configurations, provide enhanced operability and improved patient comfort, fit easily into floor spaces as small as seven feet by eight feet, and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting, or within multiple departments of a hospital (e.g., emergency and operating rooms). Our Diagnostic Imaging segment revenues derive primarily from selling solid-state gamma cameras and post-warranty camera maintenance contracts.
Construction
Through this segment, by way of our wholly-owned subsidiaries KBS, Glenbrook and EdgeBuilder, we service residential and commercial construction projects by manufacturing modular housing units, structural wall panels, permanent wood foundation systems, other engineered wood products, and supply general contractors with building materials. KBS is a Maine-based manufacturer that started business in 2001 as a manufacturer of modular homes. KBS offers products for both multi-family and single-family residential buildings with a focus on customization to suit the project requirements and provide engineering and design expertise. Glenbrook is a supplier of lumber, windows, doors, cabinets, drywall, roofing, decking and other building materials to professional builders and conducts its operations in Oakdale, Minnesota. EdgeBuilder is a manufacturer of structural wall panels, permanent wood foundation systems and other engineered wood products and conducts its operations in Prescott, Wisconsin.
Investments

Through this segment, we hold real estate assets that we have acquired and will potentially manage other future investments of Star Equity. In April 2019, the Company funded the initial purchase of three manufacturing facilities in Maine that manufacture modular buildings and leased those three properties back to KBS. The initial funding of the assets acquisition was primarily through the revolver loan under our SNB Credit Facility. Since that time, we have secured a new facility from Gerber to finance these properties.
Healthcare Services and Products
Diagnostic imaging depictions of the internal anatomy or physiology are generated primarily through non-invasive means. Diagnostic imaging facilitates the early diagnosis of diseases and disorders, often minimizing the scope, cost, and amount of care required and reducing the need for more invasive procedures. Currently, the major types of non-invasive diagnostic imaging technologies available are: ultrasound and nuclear imaging. The most widely used imaging acquisition technology utilizing gamma cameras is single photon emission computed tomography, or SPECT. All our current internally-developed cardiac gamma cameras employ SPECT technology.
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
Construction Services and Products
In the construction business, KBS markets its modular homes products through a direct sales organization and through inside sales, outside sales, a network of independent dealers, builders, and contractors in the New England states (Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont). KBS’s direct sales organization is responsible for all commercial building projects, and works with developers, architects, owners, and general contractors to establish the scope of work, terms of payment, and general requirements for each project. KBS’s sales people also work with independent dealers, builders, and contractors to accurately configure and place orders for residential homes for their end customers. KBS’s network of independent dealers and contractors do not work with it exclusively, although many have KBS model homes on display at their retail centers. KBS does not assign exclusive territories to its independent dealers and contractors, but they tend to sell in areas of New England where they will not be competing against another KBS dealer or contractor. KBS’s backlog and pipeline, along with its market initiatives to build more workforce housing, are expected to position KBS for continued growth.

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
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions, and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.
Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table summarizes our results for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	Percent of Revenues	2020	Percent of Revenues	Change from Prior Year
					Dollars	Percent
Total revenues	$22,354	100.0%	$19,190	100.0%	$3,164	16.5%
Total cost of revenues	19,277	86.2%	15,947	83.1%	3,330	20.9%
Gross profit	3,077	13.8%	3,243	16.9%	(166)	(5.1)%
Total operating expenses	4,646	20.8%	5,439	28.3%	(793)	(14.6)%
Loss from operations	(1,569)	(7.0)%	(2,196)	(11.4)%	627	(28.6)%
Total other expense	983	4.4%	(145)	(0.8)%	1,128	(777.9)%
Loss before income taxes	(586)	(2.6)%	(2,341)	(12.2)%	1,755	(75.0)%
Income tax expense	(2)	—%	(27)	(0.1)%	25	(92.6)%
Net loss from continuing operations	$(588)	(2.6)%	$(2,368)	(12.3)%	$1,780	(75.2)%
Revenues
Healthcare
Healthcare revenue by segments is summarized as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change	% Change
Diagnostic Services	$10,239	$10,814	$(575)	(5.3)%
Diagnostic Imaging	3,068	2,861	207	7.2%
Total Healthcare Revenue	$13,307	$13,675	$(368)	(2.7)%

Although Q1 2021 revenues for the Diagnostic Services decreased slightly from Q1 2020, this division has largely recovered and is now performing near pre-pandemic levels. Most doctor offices have reopened and hospitals are now performing non-emergency procedures. As state-by-state vaccination levels increase, we expect to see our operations fully return to normal levels later this year.
The increase in Diagnostic Imaging is due to higher number of cameras sold compared to the prior year quarter.

Construction
Construction revenue is summarized as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change	% Change
Construction	$9,047	$5,484	$3,563	65.0%
Construction Revenue	$9,047	$5,484	$3,563	65.0%

The increase in revenue for the Construction division was predominately due to higher production levels at KBS, with $2.7 million in revenue recognized on a large commercial project.

Investments
Investments revenue is summarized as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change	% Change
Investments	$—	$31	$(31)	(100.0)%
Investments Revenue	$—	$31	$(31)	(100.0)%
The decrease in investments revenue was due to the wind down of investment vehicles from LSVM.
Gross Profit
Healthcare Gross Profit
Healthcare gross profit and gross margin by segments is summarized as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	% Change
Diagnostic Services gross profit	$1,608	$2,005	(19.8)%
Diagnostic Services gross margin	15.7%	18.5%

Diagnostic Imaging gross profit	$990	$869	13.9%
Diagnostic Imaging gross margin	32.3%	30.4%

Total healthcare gross profit	$2,598	$2,874	(9.6)%
Total healthcare gross margin	19.5%	21.0%
The decrease in Diagnostic Services gross margin percentage was mainly due to the COVID-19 pandemic impact and the associated public health measures in place, which directly reduced scanning revenue. While management proactively applied measures to contain costs during the pandemic, there were fixed costs which resulted in the decrease in gross margin.
The increase in Diagnostic Imaging gross margin percentage was mainly due to higher camera revenue recognized in the three months ended March 31, 2021 compared to the prior year same period.

Construction Gross Profit
Construction gross profit and margin is summarized as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	% Change
Construction gross profit	$544	$403	35.0%
Construction gross margin	6.0%	7.3%
The increase in Construction gross profit was predominately due to higher production levels at KBS, with $2.7 million in revenue recognized on a large commercial project. The decrease in gross margin percentage is due to the negative effect of higher raw material prices.

Investments Gross Loss
Investments gross loss is summarized as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	% Change
Investments gross loss	$(65)	$(34)	91%
The Investments gross loss relates to depreciation expense associated with the three manufacturing facilities acquired in April 2019 and investment vehicles through LSVM. The decrease was due the reduced activities in investment vehicles from LSVM.
Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Three Months Ended March 31,				Percent of Revenues
	2021	2020	Change		2021	2020
			Dollars	Percent
Selling, general and administrative	$5,055	$4,863	$192	3.9%	22.6%	25.3%
Amortization of intangible assets	438	576	(138)	(24.0)%	2.0%	3.0%
Gain on sale of MD Office Solutions	(847)	—	(847)	(100.0)%	(3.8)%	—%
Total operating expenses	$4,646	$5,439	$(793)	(14.6)%	20.8%	28.3%
The $0.2 million increase in sales, general and administrative expenses was primarily due to a $0.3 million increase in the Construction business as a result of increased commissions and headcount, offset by $0.1 million reduced travel expense in Healthcare division.
The $0.1 million decrease in amortization of intangible assets and the $0.8 million gain was due to the sale of MD Office Solutions.
Total Other Income (Expense)
Total other income (expense) is summarized as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Other income, net	$1,255	$160
Interest expense, net	(272)	(305)
Total other income (expense)	$983	$(145)
Other income, net for three months ended March 31, 2021 is predominantly comprised of $1.3 million PPP loan forgiveness from KBS and EBGL.
Interest expense, net, for the three months ended March 31, 2021 and 2020 are predominantly comprised of interest costs and the related amortization of deferred issuance costs on our debt, respectively.
Income Tax Expense
For the three months ended March 31, 2021, we recorded an income tax expense from continuing operations of $2 thousand. See Note 10, Income Taxes, within the notes to our unaudited consolidated financial statements for further information related to the Company’s income taxes.
Income from Discontinued Operations
See Note 2, Discontinued Operations of the unaudited condensed consolidated financial statements for information regarding discontinued operations.

Liquidity and Capital Resources
Overview
We used cash of $2.2 million for operations during the three months ended March 31, 2021. Cash flow used in operations primarily consist of our net loss (adjusted for depreciation, amortization, and other non-cash items), and the net effect of changes in working capital. Cash flow provided by investing activities was used primarily for investment in capital equipment required to maintain and grow our business, as well as acquisitions and dispositions. Cash flow from financing activities primarily consisted of our net proceeds from borrowings on various revolving facilities and the receipt of cash from the conversion of cash warrants converted into common stock, offset by the repayments of long-term borrowings.
Our principal sources of liquidity include our existing cash and cash equivalents, cash generated from operations, and funds available under various credit facilities and proceeds from sale of DMS Health. As of March 31, 2021, we had $13.3 million of cash, cash equivalents and restricted cash and $4.5 million available under our Sterling revolving line of credit.
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
Regarding our debt, we had approximately $12.5 million in short term debt due to our borrowings which is classified as short term as disclosed in Note 8. Debt. The $5.0 million SNB credit facility primarily supports our healthcare business and actually matures in 2024, but GAAP rules require that the outstanding balance be classified as short-term debt, due to the automatic sweep feature embedded in the traditional lockbox arrangement along with a subjective acceleration clause in the SNB Loan and Security Agreement. In practice, we have the ability to immediately borrow back these daily sweeps to fund our working capital. As of March 31, 2021, we were in compliance with all borrowing arrangements related to our Healthcare division. As of March 31, 2021, we had $4.5 million of borrowing capacity to fund the operations of these divisions.
As of March 31, 2021, we have $4.6 millionoutstanding on our Construction revolvers with Gerber and were in compliance with all borrowing covenants for Gerber, however, we were in breach of our covenants as of December 31, 2020 and may be in breach at our next measurement period at June 30, 2021. While Gerber has historically provided us with waivers, there is no assurance that we will be able to receive waivers for covenant violations in the future, or that we will meet compliance with covenants in the future. Related party notes of $2.3 million was paid off on April 1, 2021 using proceeds from the DMS Sale Transaction. In addition, as of March 31, 2021, we had cash and cash equivalents of $13.3 million.
Management believes that the Company has the liquidity and operations to continue to support the business through the next 12 months from the issuance of this Quarterly Report. Our ability to continue as a going concern is dependent on its ability to execute its plans.
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
Pursuant to the terms of the Underwriting Agreement, we granted to Maxim an option for a period of 45 days (the “Over-Allotment Option”) to purchase up to 225,000 additional shares of our common stock and 225,000 Warrants to purchase up to an additional 112,500 shares of our common stock. Effective as of the closing of the Offering, Maxim exercised the Over-Allotment Option for the purchase of 225,000 Warrants for a price of $0.01 per Warrant. On June 10, 2020, Maxim exercised the Over-Allotment Option for the purchase of 225,000 shares of our common stock for a price of $2.24 per share, before underwriting discounts. The closing of the sale of the over-allotment shares brought the total number of shares of common stock we sold in the Offering to 2,450,000 shares, and total gross proceeds to approximately $5.5 million. In addition, the Company received $0.5 million from investors in the Offering throughout the balance of March 31, 2021 due to the exercise of a portion of the Warrants sold in the Offering, bringing the total gross proceeds from equity issuance to $6.5 million.

The net proceeds to the Company from the Offering and Warrant exercises in 2020 were approximately $5.2 million (inclusive of the exercise of the over-allotment option), after deducting underwriter fees and offering-related expenses estimated at $0.8 million. We used a significant portion of the net proceeds from the Offering to fund working capital needs at our construction businesses, particularly related to modular housing projects which we produced at KBS Builders, Inc. (“KBS”) for the Boston-area projects. The remainder of the net proceeds is being used for working capital and for other general corporate purposes. We have broad discretion in determining how the proceeds of the Offering is used, and our discretion is not limited by the aforementioned possible uses.

As of March 31, 2021, 0.9 million warrants were exercised and 1.5 million warrants remained outstanding at an exercise price of $2.25.
Cash Flows
The following table shows cash flow information for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provided by operating activities	$(2,232)	$623
Net cash provided by (used in) investing activities	$18,315	$(135)
Net cash (used in) provided by financing activities	$(6,180)	$(957)
Operating Activities
The increase in cash used compared to the prior year period was primarily due to increased investment in working capital to fund the revenue growth in the Construction division.
Investing Activities
The increase in investing activities cash flow compared to the prior year period was primarily attributable to $18.75 million proceeds received from DMS Health disposition.
Financing Activities
The decrease in cash flows from financing activities is primarily due to a $7.9 million pay down of the SNB Credit Facility using the proceeds from the sale of the DMS Health business.
Sterling Credit Facility
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “SNB Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers (collectively, the “SNB Borrowers”); the Company, as guarantor; and Sterling as lender.
The SNB Loan Agreement is a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for revolving loans (the “SNB Credit Facility”). Under the SNB Credit Facility, the SNB Borrowers can request the issuance of letters of credit in an aggregate amount not to exceed $0.5 million at any one time outstanding. The borrowings under the SNB Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby all receipts within the lockbox are swept daily to reduce borrowings outstanding. As of March 31, 2021, the Company had $0.2 million of letters of credit outstanding and had additional borrowing capacity of $4.5 million.
At the Borrowers’ option, the SNB Credit Facility will bear interest at either (i) a Floating LIBOR Rate, as defined in the Loan Agreement, plus a margin of 2.50% per annum; or (ii) a Fixed LIBOR Rate, as defined in the Loan Agreement, plus a margin of 2.25% per annum. As our largest single debt outstanding, our floating rate on this facility at March 31, 2021 was 2.61%.

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
On March 29, 2019, in connection with the Company’s entry into the SNB Loan Agreement, Jeffery E. Eberwein, the Executive Chairman of the Company’s board of directors, entered into Limited Guaranty Agreement (the “SNB Eberwein Guaranty”) with SNB pursuant to which he guaranteed the prompt performance of all the Borrowers’ obligations under the SNB Loan Agreement. The SNB Eberwein Guaranty is limited in the aggregate to the amount of (a) $1.5 million, plus (b) reasonable costs and expenses of SNB incurred in connection with the SNB Eberwein Guaranty. Mr. Eberwein’s obligations under the SNB Eberwein Guaranty terminate upon the Company and Borrowers achieving certain milestones set forth therein.
On February 1, 2021, in connection with the closing of the Company’s sale of MD Office Solutions, the Company entered into a First Amendment to the SNB Loan Agreement pursuant to which, among other things, Sterling consented to the sale of MD Office Solutions and the Company’s name change from Digirad Corporation to Star Equity Holdings, Inc.
On March 31, 2021, in connection with completing the sale of DMS Health, the Company, certain subsidiaries of the Company, and Sterling entered into a Second Amendment to the SNB Loan Agreement pursuant to which, among other things, Sterling consented to the sale of DMS Health and its subsidiaries, removed DMS Health and its subsidiaries as borrowers under the SNB Loan Agreement, and required the principle to be paid down to $7.0 million.
At March 31, 2021, the Company was in compliance with the covenants under the SNB Loan Agreement.
Construction Loan Agreements
As of March 31, 2021, the Construction division had outstanding revolving lines of credit of approximately $5.4 million. This debt includes: (i) $2.7 million principal outstanding on KBS’s $4.0 million revolving credit facility under a Loan and Security Agreement, dated February 23, 2016, (as amended, the “KBS Loan Agreement”), with Gerber and (ii) $2.0 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a Revolving Credit Loan Agreement, and $0.7 million with Premier, dated June 30, 2017 (as amended, the “Premier Loan Agreement”). The Construction division was at the maximum borrowing capacity under both revolving lines of credit, based on the inventory and accounts receivable on March 31, 2021, which fluctuates weekly.
KBS Loan Agreement
On February 23, 2016, ATRM, KBS and Main Modular Haulers, Inc. (a former subsidiary of ATRM) entered into a Loan and Security Agreement, (as amended, the “KBS Loan Agreement”), with Gerber. The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory and other collateral. The KBS Loan Agreement, which was scheduled to expire on February 22, 2018, has been automatically extended for successive one (1) year periods in accordance with its terms and is now scheduled to expire on February 22, 2022. The KBS Loan Agreement will be automatically extended for another one (1) year period unless a party thereto provides prior written notice of termination. As of March 31, 2021 neither party has provided notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, equating to 6.00% at March 31, 2021, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the KBS Loan Agreement. The KBS Loan Agreement contains representations, warranties, affirmative and negative covenants, defined events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintain a maximum leverage ratio (as defined in the KBS Loan Agreement) and KBS not incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement. The borrowings under the KBS Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby certain receipts are swept daily to reduce borrowings outstanding. At March 31, 2021, approximately $2.7 million was outstanding under the KBS Loan Agreement.
During the three months ended, March 31, 2021, the parties to the KBS Loan Agreement have amended the KBS Loan Agreement to provide for increased availability under the KBS Loan Agreement to KBS under certain circumstances, including for new equipment additions, and certain other changes, as well as a waiver of certain covenants.

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
On September 10, 2019, the parties to the KBS Loan Agreement entered into the twelfth amendment to the KBS Loan Agreement (the “Twelfth KBS Amendment”), pursuant to which the Company agreed to guarantee amounts borrowed by certain ATRM’s subsidiaries from Gerber.
On January 31, 2020, the Company, ATRM, KBS and Gerber entered into a thirteenth amendment to the KBS Loan Agreement (the “Thirteenth KBS Amendment”) to amend the terms of the KBS Loan Agreement, in order to, among other things (a) amend the definitions of “Ancillary Credit Parties,” “Guarantor,” “Obligations,” and “Subordinated Lender” to address the obligations of the Star Borrowers, the EBGL Borrowers, the Star Credit Parties, and the EBGL Credit Parties under the Star Loan Agreement, EBGL Loan Agreement and the Subordination Agreements (each as defined below) to which they are a party and (b) add a new cross default provision.
On March 5, 2020, in connection with the First EBGL Amendment, Gerber, KBS, ATRM and the Company entered into a fourteenth amendment to the KBS Loan Agreement in order to, among other things consent to the First EBGL Amendment and remove cash and cash collateral from the borrowing base.
On April 1, 2020, Gerber and KBS entered into a fifteenth amendment to the KBS Loan Agreement pursuant to which the “Minimum Average Monthly Loan Amount” was decreased to twenty-five percent (25%) of the Maximum Revolving Amount.
On January 5, 2021, Gerber and KBS entered into a sixteenth amendment to the KBS Loan Agreement in order to, among other things, amend certain definitions under the KBS Loan Agreement and to increase the inventory assets against which funds can be borrowed.
On February 26, 2021 Gerber and KBS entered into a seventeenth amendment to the KBS Loan Agreement in order to provide the waiver to the 2020 covenant breach and amended the financial covenants. The financial covenants under the KBS Loan Agreement, as amended, provide that (i) KBS shall make no distribution, transfer, payment, advance, or contribution of cash or property which would constitute a restricted payment; (ii) KBS shall report annual post-tax net income at least equal to (a) $385 thousand for the trailing 6-month period ending June 30, 2021 and (b) $500 thousand for the trailing fiscal year end December 31, 2021; and (iii) a minimum EBITDA at June 30, 2021 of more than $880 thousand or at December 31, 2021 of more than $1.5 million.
EBGL Premier Note
On June 30, 2017, EdgeBuilder and Glenbrook (together, EBGL) entered into a Revolving Credit Loan Agreement (as amended, the “Premier Loan Agreement”) with Premier providing EBGL with a working capital line of credit of up to $3.0 million. The Premier Loan Agreement replaced the prior revolving credit facility.
Availability under the Premier Loan Agreement is based on a formula tied to EBGL’s eligible accounts receivable, inventory and equipment, and borrowings bear interest at the prime rate plus 1.50%, with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement was scheduled to expire on June 30, 2018, but was extended multiple times by Premier until January 31, 2023. EBGL’s obligations under the Premier Loan Agreement are secured by all of their inventory, equipment, accounts and other intangibles, fixtures and all proceeds of the foregoing.
On January 31, 2020, Glenbrook and EdgeBuilder entered into an Extension and Modification Agreement (the “Modification Agreement”) with Premier that modified the terms of the Revolving Credit Promissory Note made by Glenbrook and EdgeBuilder. The Modification Agreement reduced the outstanding borrowings to $1.0 million, extended the final maturity date to January 31, 2023, and set the interest rate to at 5.75% per annum. Mr. Eberwein executed a guaranty in favor of Premier, which has been extended through January 1, 2023, under which ATRM and Mr. Eberwein have absolutely and unconditionally guaranteed all of EBGL’s obligations under the Premier Loan Agreement. As of March 31, 2021, approximately $0.7 million was outstanding under the Premier Loan Agreement.

Gerber Star and EBGL Loans
On January 31, 2020, SRE, 947 Waterford Road, LLC (“947 Waterford”), 300 Park Street, LLC (“300 Park”), and 56 Mechanic Falls Road, LLC (“56 Mechanic” and together with SRE, 947 Waterford, and 300 Park, (the “Star Borrowers”), each an Investments Subsidiary, and the Company, ATRM, KBS, EdgeBuilder, and Glenbrook (collectively, the “Star Credit Parties”), entered into a Loan and Security Agreement (as amended, the “Star Loan Agreement”) with Gerber providing the Star Borrowers with a credit facility with borrowing availability of up to $2.5 million ($2.0 million and $0.5 million to KBS and EBGL, respectively) (the “Star Loan”). The advance of $2.0 million to KBS is to be repaid in monthly installments of sixty (60) consecutive equal payments. The advance of $0.5 million to EBGL, which has been temporarily increased by $0.3 million due to be repaid on April 30, 2020, is to be repaid in monthly installments of twelve (12) consecutive equal payments. On February 20, 2020, the Star Borrowers entered into a first amendment to the Star Loan Agreement (the “First Star Amendment”) in order to (i) temporarily advance $0.3 million to EBGL, which amount is to be repaid to Gerber on or before April 30, 2020; (ii) clarify that Gerber can make multiple advances under the Star Loan Agreement, and (iii) to correct the maturity date of the Star Loan. On April 30, 2020, the Star Borrowers entered into a second amendment to the Star Loan Agreement (the “Second Star Amendment”) to change terms of repayment for the advance of $0.3 million to EBGL to provide for repayment in three consecutive equal monthly installments, commencing on May 30, 2020, with a final installment on or before July 31, 2020. As of March 31, 2021, EBGL repaid approximately $0.5 million and $1.3 million was outstanding under the Star Loan Agreement.
On January 31, 2020, EdgeBuilder and Glenbrook (the “EBGL Borrowers”), each a Construction Subsidiary, and the Company, Star, 947 Waterford, 300 Park, 56 Mechanic, ATRM, and KBS (collectively, the “EBGL Credit Parties”), entered into a Loan and Security Agreement (the “EBGL Loan Agreement”) with Gerber providing the EBGL Borrowers with a credit facility with borrowing availability of up to $3.0 million (the “EBGL Loan”). On March 5, 2020, the EBGL Borrowers entered into a first amendment to the EBGL Loan Agreement (the “First EBGL Amendment”) with Gerber that amended the EBGL Loan Agreement and the KBS Loan Agreement to include a pledge $0.3 million of cash collateral by LSVI under the EBGL Loan Agreement which, prior to the First EBGL Amendment, was pledged by LSVI in connection with the KBS Loan Agreement. On July 1, 2020, the EBGL Borrowers entered into a second amendment to the EBGL Loan Agreement to terminate the pledge of $0.3 million in cash collateral. On February 26, 2021, the EBGL Borrowers entered into a third amendment to the EBGL Loan Agreement (the “Third EBGL Amendment”) pursuant to which the Company and Gerber agreed to, among other things, eliminate the minimum leverage ratio covenant, lower the minimum EBITDA, and require the borrowers to not incur a net operating loss on bi-annual basis. The Third EBGL Amendment also discharged the EBGL Eberwein Guaranty described below. As of March 31, 2021, approximately $2.0 million was outstanding under the EBGL Loan Agreement.
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
Paycheck Protection Program
From April 2020 through May 2020, the Company and its subsidiaries received $6.7 million, of loans under the Paycheck Protection Program (“PPP”). Total PPP loans received the Construction division and Healthcare division were $5.5 million and $1.2 million, respectively.
The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). PPP loans for the Construction and Healthcare division were made through Bremer Bank and Sterling as lenders, respectively.
The PPP loans have two-year terms and bear interest at a rate of 1.00% per annum. Monthly principal and interest payments under the PPP loans are deferred for ten months, after the end of covered periods. The PPP loans may be prepaid at any time prior to maturity with no prepayment penalties.
The promissory notes issued in connection with the PPP loans (the “PPP Notes”) contain customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or lender, or breaching the terms of the applicable PPP loan documents. Upon an event of default under a PPP Note, the lender thereunder may, among other things, require immediate payment of all amounts owing under the applicable PPP Note, collect all amounts owing from the applicable borrower, or file suit and obtain judgment.

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
In order to apply for the PPP loans, we certified that the economic uncertainty at the time of application, made the PPP loans request necessary to support ongoing operations of the Company. This certification was made taking into account our then current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that would not be significantly detrimental to the business.
The Company is continuing to evaluate the criteria and new guidance put out by the SBA regarding loan forgiveness criteria and procedures to seek loan forgiveness. During October 2020 and January 2021, the Company applied for forgiveness on all PPP loans. Our PPP loan forgiveness is sought under the belief all entities requesting loan forgiveness have met the stated criteria and guidelines provided by the SBA and terms of the CARES Act; however, no assurance can be provided that forgiveness for any portion of the PPP loans will be obtained.
During Q4 2020, $2.5 million of the Healthcare division PPP Notes were forgiven. As of March 31, 2021, the Company has $3.0 million in PPP loans outstanding for the Healthcare division. During Q1, 2021, all amounts under the Construction division PPP Notes were forgiven.
Off-Balance Sheet Arrangements
On September 10, 2019, the parties to the KBS Loan Agreement entered into the Twelfth KBS Amendment pursuant to which the Company agreed to guarantee amounts borrowed by certain of ATRM’s subsidiaries from Gerber. The Twelfth KBS Amendment requires the Company to serve as an additional guarantor with the existing guarantor, ATRM, with respect to the payment, performance and discharge of each and every obligation of payment and performance by the borrowing subsidiaries with respect to the loans made by Gerber to them. On January 31, 2020, the Company, ATRM, KBS and Gerber entered into the Thirteenth KBS Amendment, in order to, among other things (a) amend the definitions of “Ancillary Credit Parties,” “Guarantor,” “Obligations,” and “Subordinated Lender” to address the obligations of the Star Borrowers, the EBGL Borrowers, the Star Credit Parties, and the EBGL Credit Parties under the Star Loan Agreement, the EBGL Loan Agreement and the Subordination Agreements to which they are a party and (b) add a new cross default provision. On April 1, 2020, Gerber and KBS entered into a Fifteenth KBS Amendment pursuant to which the “Minimum Average Monthly Loan Amount” under the KBS Loan Agreement was decreased to twenty-five percent (25%) of the Maximum Revolving Amount (as defined in the KBS Loan Agreement). See Note 8, Debt, within the notes to our unaudited consolidated financial statements for further detail.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our executive chairman and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our executive chairman and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Due to the existence of the material weaknesses as described below, our executive chairman and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 due to the material weaknesses as described below.
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
Changes in Internal Control over Financial Reporting
Other than in connection with implementing a plan to remediate the material weakness described above, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
See Note 9, Commitments and Contingencies, within the notes to our unaudited consolidated financial statements for a summary of legal proceedings.

ITEM 1A.RISK FACTORS
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which we filed with the SEC on March 29, 2021. The risks and uncertainties described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
Holders of shares of the Company Preferred Stock are entitled to receive, when, as and if authorized by the Company’s board of directors (or a duly authorized committee of the Company’s board of directors) and declared by the Company out of funds legally available for the payment of dividends, preferential cumulative cash dividends at the rate of 10.0% per annum of the liquidation preference of $10.00 per share. Dividends are payable quarterly, in arrears, on the last calendar day of March, June, September and December to holders of record at the close of business on the first day of each payment month. As of the date of this Quarterly Report on Form 10-Q, the Company’s board of directors has not declared a dividend on the Company Preferred Stock and the total arrearage of cash dividends due on the Company Preferred Stock is $3.0 million.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

Exhibit Number	Description

10.1
First Amendment to Loan and Security Agreement, Consent and Release, dated February 1, 2021, by and among Digirad Health, Inc., Digirad Imaging Solutions, Inc., MD Office Solutions, DMS Health Technologies, Inc., DMS Imaging, Inc., DMS Health Technologies-Canada, Inc., Project Rendezvous Holding Corporation, Project Rendezvous Acquisition Corporation, Digirad Diagnostic Imaging, Inc., Star Equity Holdings, Inc., and Sterling National Bank (incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2021).

10.2
Sixteenth Amendment to Loan and Security Agreement, dated January 5, 2021, by and among Gerber Finance Inc., KBS Builders, Inc., ATRM Holdings, Inc., and Star Equity Holdings, Inc. (incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2021).

10.3
Seventeenth Amendment to Loan and Security Agreement, dated February 26, 2021, by and among Gerber Finance Inc., KBS Builders, Inc., ATRM Holdings, Inc., and Star Equity Holdings, Inc. (incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2021).

10.4
Third Amendment to Loan and Security Agreement, dated January 31, 2020, by and among Gerber Finance Inc., Star Real Estate Holdings USA, Inc., 300 Park Street, LLC, 947 Waterford Road, LLC, and 56 Mechanic Falls Road, LLC (incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2021).

10.5
Third Amendment to Loan and Security Agreement, dated January 31, 2020, by and among Gerber Finance Inc., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc. (incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2021).

10.6
Amendment to Stock Purchase Agreement dated as of March 26, 2021, by and between Project Rendezvous Acquisition Corporation and Knob Creek Acquisition Corp. (incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2021).

10.7
Second Amendment to Loan and Security Agreement, Consent and Release, dated March 31, 2021, by and among Digirad Health, Inc., Digirad Imaging Solutions, Inc., DMS Health Technologies, Inc., DMS Imaging, Inc., DMS Health Technologies-Canada, Inc., Project Rendezvous Holding Corporation, Project Rendezvous Acquisition Corporation, Digirad Diagnostic Imaging, Inc., Star Equity Holdings, Inc., and Sterling National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 1, 2021).

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
_________________
*    Filed herewith.
**    This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Star Equity Holdings, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAR EQUITY HOLDINGS, INC.

Date:	May 14, 2021	By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein Executive Chairman (Principal Executive Officer)

/s/ DAVID J. NOBLE
David J. Noble Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)