Form 10-Q
period 2021-06-30
STAR EQUITY HOLDINGS, INC.
filed 2021-08-10
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒
As of August 2, 2021, the registrant had 5,073,654 shares of Common Stock ($0.0001 par value) outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
STAR EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Healthcare	$14,870	$9,473	$28,177	$23,148
Construction	10,936	5,035	19,983	10,519
Investments	—	2	—	33
Total revenues	25,806	14,510	48,160	33,700

Cost of revenues:
Healthcare	11,461	7,288	22,170	18,089
Construction	12,780	3,982	21,283	9,063
Investments	61	66	126	131
Total cost of revenues	24,302	11,336	43,579	27,283

Gross profit	1,504	3,174	4,581	6,417

Operating expenses:
Selling, general and administrative	5,584	3,670	10,638	8,533
Amortization of intangible assets	430	559	868	1,135
Gain on sale of MD Office Solutions	—	—	(847)	—
Total operating expenses	6,014	4,229	10,659	9,668

Loss from operations	(4,510)	(1,055)	(6,078)	(3,251)

Other income (expense):
Other income, net	2,950	672	4,205	832
Interest expense, net	(199)	(394)	(472)	(699)
Total other income	2,751	278	3,733	133

Loss from continuing operations before income taxes	(1,759)	(777)	(2,345)	(3,118)
Income tax expense	(32)	(34)	(34)	(61)
Loss from continuing operations, net of tax	(1,791)	(811)	(2,379)	(3,179)
Loss (income) from discontinued operations, net of tax	(65)	(476)	5,955	(1,061)
Net (loss) income	(1,856)	(1,287)	3,576	(4,240)
Deemed dividend on Series A perpetual preferred stock	(479)	(484)	(958)	(968)
Net (loss) income attributable to common shareholders	$(2,335)	$(1,771)	$2,618	$(5,208)

Net income (loss) per share—basic and diluted
Net loss per share, continuing operations	$(0.36)	$(0.27)	$(0.48)	$(1.25)
Net (loss) income per share, discontinued operations	$(0.01)	$(0.16)	$1.20	$(0.42)
Net (loss) income per share—basic and diluted	$(0.37)	$(0.42)	$0.72	$(1.66)
Deemed dividend on Series A cumulative perpetual preferred stock per share	$(0.10)	$(0.16)	$(0.19)	$(0.38)
Net (loss) income per share, attributable to common shareholders—basic and diluted:	$(0.46)	$(0.58)	$0.53	$(2.04)

Weighted-average shares outstanding—basic and diluted	5,039	3,041	4,978	2,547

Dividends declared per Series A perpetual preferred stock	$0.25	$—	$0.25	$—
See accompanying notes to the unaudited consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	June 30, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$6,160	$3,225
Restricted cash	168	168
Accounts receivable, net	14,079	12,975
Inventories, net	12,020	9,787
Other current assets	2,700	2,025
Assets held for sale	—	20,756
Total current assets	35,127	48,936
Property and equipment, net	9,222	9,762
Operating lease right-of-use assets, net	3,147	1,769
Intangible assets, net	15,932	16,900
Goodwill	9,405	9,542
Other assets	2,553	1,384
Total assets	$75,386	$88,293

Liabilities, Mezzanine Equity and Stockholders’ Equity:
Current liabilities:
Accounts payable	$5,104	$4,952
Accrued compensation	2,684	2,825
Accrued warranty	345	214
Deferred revenue	3,206	2,184
Short-term debt and current portion of long-term debt	13,113	18,362
Payable to related parties	—	2,307
Operating lease liabilities	1,044	1,011
Other current liabilities	2,665	3,000
Liabilities held for sale	—	7,871
Total current liabilities	28,161	42,726
Long-term debt, net of current portion	—	3,700
Deferred tax liabilities	85	51
Operating lease liabilities, net of current portion	2,155	828
Other liabilities	1,173	1,059
Total liabilities	31,574	48,364

Commitments and contingencies (Note 9)

Preferred stock, $0.0001 par value: 10,000,000 shares authorized: 10% Series A Cumulative Perpetual Preferred Stock, 8,000,000 shares authorized, liquidation preference ($10.00 per share), 1,915,637 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	21,979	21,500

Stockholders’ Equity:
Preferred stock, $0.0001 par value: 25,000 shares authorized; Series C Participating Preferred stock, no shares issued or outstanding	—	—

Common stock, $0.0001 par value: 30,000,000 shares authorized; 5,073,654 and 4,798,367 shares issued and outstanding (net of treasury shares) at June 30, 2021 and December 31, 2020, respectively	—	—
Treasury stock, at cost; 258,849 shares at June 30, 2021 and December 31, 2020, respectively	(5,728)	(5,728)
Additional paid-in capital	148,971	149,143
Accumulated deficit	(121,410)	(124,986)
Total stockholders’ equity	21,833	18,429
Total liabilities, mezzanine equity and stockholders’ equity	$75,386	$88,293
See accompanying notes to the unaudited consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income (loss)	$3,576	$(4,240)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	903	3,164
Amortization of intangible assets	868	1,618
Non-cash lease expense	785	1,082
Provision for bad debt, net	31	7
Stock-based compensation	265	260
Amortization of loan issuance costs	100	163
Debt issuance costs write-off	130	—
Gain on disposal of discontinued operations	(5,159)	—
Gain on disposal of MD Office Solutions	(847)	—
(Gain) loss on sale of assets	(117)	165
Gain on Paycheck Protection Program loan forgiveness	(4,179)	—
Deferred income taxes	34	66
Other, net	289	20
Changes in operating assets and liabilities:
Accounts receivable	(1,340)	4,042
Inventories	(2,233)	(446)
Other assets	(636)	207
Accounts payable	(197)	(3,317)
Accrued compensation	64	(447)
Deferred revenue	970	390
Operating lease liabilities	(795)	(1,087)
Other liabilities	(111)	(1,598)
Net cash (used in) provided by operating activities	(7,599)	49

Investing activities
Purchases of property and equipment	(383)	(286)
Proceeds from sale of discontinued operations	18,750	—
Proceeds from sale of property and equipment	48	84
Purchases of equity securities	(394)	—
Net cash provided by (used in) investing activities	18,021	(202)

Financing activities
Proceeds from borrowings	63,583	58,570
Repayment of debt	(70,739)	(55,371)
Loan issuance costs	—	(317)
Net proceeds from sale of common stock and warrants	—	4,203
Proceeds from exercise of warrants	567	773
Fees paid on issuance of rights agreement	(28)	—
Taxes paid related to net share settlement of equity awards	(18)	(13)
Repayment of obligations under finance leases	(420)	(473)
Preferred stock dividends paid	(479)	—
Net cash (used in) provided by financing activities	(7,534)	7,372
Net increase in cash, cash equivalents, and restricted cash including cash classified within current assets held for sale	2,888	7,219
Less: Net decrease in cash classified within current held for sale	(47)	(74)
Net increase in cash, cash equivalents, and restricted cash	2,935	7,293

Cash, cash equivalents, and restricted cash at beginning of period	3,393	1,987
Cash, cash equivalents, and restricted cash at end of period	$6,328	$9,280

Non-Cash Investing Activities
MD Office Solutions Promissory Note Receivable	$1,385	$—
Non-Cash Financing Activities
Gain on Paycheck Protection Program Loan Forgiveness	$4,179	$—
See accompanying notes to the unaudited consolidated financial statements.

STAR EQUITY HOLDINGS, INC. CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,916	$21,500	4,798	$—	$(5,728)	$149,143	$(124,986)	$18,429
Stock-based compensation	—	—	—	—	—	131	—	131
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	3	—	—	(5)	—	(5)
Accrued dividends on perpetual preferred stock	—	479	—	—	—	(479)	—	(479)
Proceeds from exercise of warrants	—	—	220	—	—	493	—	493
Net income	—	—	—	—	—	—	5,432	5,432
Balance at March 31, 2021	1,916	21,979	5,021	—	(5,728)	149,283	(119,554)	24,001
Stock-based compensation	—	—	—	—	—	134	—	134
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	20	—	—	(13)	—	(13)
Accrued dividends on perpetual preferred stock	—	479	—	—	—	(479)	—	(479)
Preferred dividends paid	—	(479)	—	—	—	—	—	—
Fees paid on issuance of rights agreement	—	—	—	—	—	(28)	—	(28)
Proceeds from exercise of warrants	—	—	33	—	—	74	—	74
Net loss	—	—	—	—	—	—	(1,856)	(1,856)
Balance at June 30, 2021	1,916	$21,979	5,074	$—	$(5,728)	$148,971	$(121,410)	$21,833

	Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	1,916	$19,602	2,050	$—	(5,728)	$145,352	$(118,529)	$21,095
Stock-based compensation	—	—	—	—	—	109	—	109
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	5	—	—	—	—	—
Accrued dividend on perpetual preferred stock	—	484	—	—	—	(484)	—	(484)
Net loss	—	—	—	—	—	—	(2,953)	(2,953)
Balance at March 31, 2020	1,916	20,086	2,055	—	(5,728)	144,977	(121,482)	17,767
Stock-based compensation	—	—	—	—	—	151	—	151
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	42	—	—	(13)	—	(13)
Accrued dividend on perpetual preferred stock	—	484	—	—	—	(484)	—	(484)
Net proceeds from sale of common stock and warrants	—	—	2,450	—	—	4,203	—	4,203
Proceeds from exercise of warrants	—	—	145	—	—	773	—	773
Net loss	—	—	—	—	—	—	(1,287)	(1,287)
Balance at June 30, 2020	1,916	$20,570	4,692	$—	(5,728)	$149,607	$(122,769)	$21,110
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
COVID-19 Pandemic
During the three and six months ended June 30, 2021, we had a $5.4 million and $5.0 million increase, respectively, in Healthcare division revenue and a $5.9 million and $9.5 million increase, respectively, in Construction division revenue, as compared to the same period of the prior year. We have largely recovered from the economic effects of the COVID-19 pandemic and made our way back to pre-COVID-19 levels of business activity, and we have actual revenue growth, especially in our construction division. In our Healthcare Division, our imaging volume rebound as the pandemic is brought further under control. The current COVID-19 pandemic, which is impacting worldwide economic activity, poses the risk that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. The extent to which the COVID-19 pandemic will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time.
Mezzanine Equity
Pursuant to the Certificate of Designations, Rights and Preferences of 10% Series A Cumulative Perpetual Preferred Stock of Star Equity Holdings, Inc. (formerly Digirad Corporation) (the “Certificate of Designations”), upon a Change of Control Triggering Event, as defined in the Certificate of Designations, holders of the 10% Series A Cumulative Perpetual Preferred Stock (the “Preferred Stock”) may require us to redeem the Preferred Stock at a price of $10.00 per share, plus any accumulated and unpaid dividends (a “Change of Control Redemption”). As this redemption feature of the shares is not solely within the control of the Company, the Preferred Stock does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Accordingly, the Preferred Stock is not redeemable and it was not probable that the Preferred Stock would become redeemable as of June 30, 2021. Therefore, we are not currently required to accrete the Preferred Stock to its redemption value.
In addition to a Change of Control Redemption, the Certificate of Designations also provides that we may redeem (at its option, in whole or in part) the Preferred Stock following the fifth anniversary of issuance of the Preferred Stock, at a cash redemption price of $10.00 per share, plus any accumulated and unpaid dividends.
On May 26, 2021, our board of directors declared a cash dividend to holders of 10% Series A Cumulative Perpetual Preferred Stock of $0.25 per share, for an aggregate amount of approximately $479 thousand. The record date for this dividend was June 1, 2021, and the payment date was June 11, 2021. Refer to preferred stock dividends discussed in Note 13, Perpetual Preferred Stock.

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
Pursuant to the terms of the Underwriting Agreement, we granted to Maxim an option for a period of 45 days (the “Over-Allotment Option”) to purchase up to 225,000 additional shares of our common stock and 225,000 Warrants to purchase up to an additional 112,500 shares of our common stock. Effective as of the closing of the Offering, Maxim exercised the Over-Allotment Option for the purchase of 225,000 Warrants for a price of $0.01 per Warrant. On June 10, 2020, Maxim exercised the Over-Allotment Option for the purchase of 225,000 shares of our common stock for a price of $2.24 per share, before underwriting discounts. The closing of the sale of the over-allotment shares brought the total number of shares of common stock we sold in the Offering to 2,450,000 shares, and total gross proceeds to approximately $5.5 million. In addition, we received $0.5 million from investors in the Offering throughout the balance of 2020 due to the exercise of a portion of the Warrants sold in the Offering, bringing the total gross proceeds from equity issuance to $6.0 million.

The net proceeds to us from the Offering and Warrant exercises in 2020 were approximately $5.2 million (inclusive of the exercise of the over-allotment option), after deducting underwriter fees and offering-related expenses estimated at $0.8 million. We used a significant portion of the net proceeds from the Offering to fund working capital needs at our construction businesses, particularly related to modular housing projects which we produced at KBS Builders, Inc. (“KBS”) for the Boston-area projects. The remainder of the net proceeds is being used for working capital and for other general corporate purposes. We have broad discretion in determining how the proceeds of the Offering is used, and our discretion is not limited by the aforementioned possible uses.

As of June 30, 2021, 1.0 million warrants were exercised and 1.5 million warrants remained outstanding at an exercise price of $2.25.
Liquidity Outlook
The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. We incurred net losses from operations of approximately $4.5 million and $6.1 million for the three and six months ended June 30, 2021, respectively, and $1.1 million and $3.3 million for the three and six months ended June 30, 2020, respectively. We have an accumulated deficit of $121.4 million and $125.0 million as of June 30, 2021 and December 31, 2020, respectively. Net cash used in operations was $7.6 million for the six months ended June 30, 2021, compared to net cash provided by operations of $49 thousand for the same prior year period in 2020.
Regarding our debt, we had approximately $13.1 million in short term debt due to our borrowings which is classified as short term as disclosed in Note 8. Debt. The $7.2 million SNB debt primarily supports our healthcare business and matures in 2024, but GAAP rules require that the outstanding balance be classified as short-term debt, due to the automatic sweep feature embedded in the traditional lockbox arrangement along with a subjective acceleration clause in the SNB Loan and Security Agreement. In practice, we have the ability to immediately borrow back these daily sweeps to fund our working capital. As of June 30, 2021, we were in compliance with all borrowing arrangements related to our Healthcare division. As of June 30, 2021, we had $2.5 million of borrowing capacity to fund the operations of these divisions.
As of June 30, 2021, we have $4.7 million outstanding on our Construction revolvers with Gerber and were not in compliance with all borrowing covenants for Gerber, but obtained waivers for the measurement period ended June 30, 2021. While Gerber has historically provided us with waivers, there is no assurance that we will be able to receive waivers for covenant violations in the future, or that we will meet compliance with covenants in the future. We have $1.2 million outstanding on our Star term loan, on which we have been making timely payments and are in compliance with the borrowing arrangements. Related party notes of $2.3 million that were outstanding at December 31, 2020 were was fully paid off on April 1, 2021, using proceeds from the DMS Sale Transaction. In addition, as of June 30, 2021, we had cash and cash equivalents of $6.3 million. We expected to return to normal levels in the second half of this year due to steps we took to increase our product pricing and the expectation that raw materials prices will continue to normalize.
Management believes that we have the liquidity and operations to continue to support the business through the next 12 months from the issuance of this Quarterly Report. Our ability to continue as a going concern is dependent on our ability to execute its plans.

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
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 and Topic 842.
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
Diagnostic Imaging product revenues are generated from the sale of internally developed solid-state gamma camera imaging systems and camera maintenance service contracts. Revenue from sales of imaging systems is generally recognized upon the delivery of systems and acceptance by customers. We also provide installation services and training on cameras sold, primarily in the United States. Installation and initial training is generally performed shortly after delivery and the revenue related to the provision of these services is recognized at the time services are performed. Neither installation nor training is essential to the functionality of the product. Finally, we offer camera maintenance service contracts that are sold beyond the term of the initial warranty, generally one year from the date of purchase. Revenue from these service contracts is deferred and recognized ratably over the period of the obligation.

Construction Revenue Recognition. Within the Construction segment, we service residential and commercial construction projects by manufacturing modular housing units and other products and supplies general contractors with building materials. KBS manufactures modular buildings for both single-family residential homes and larger, commercial building projects. Our EdgeBuilder, Inc. (“EdgeBuilder”) subsidiary manufactures structural wall panels, permanent wood foundation systems and other engineered wood products, and our Glenbrook Building Supply, Inc. (“Glenbrook”) subsidiary is a retail supplier of lumber and other building supplies. Revenue is generally recognized upon delivery of the product. Retail sales at Glenbrook are recognized at the point of sale. For bill and hold sales, we determine when the customer obtains control of the product on a case-by-case basis to determine the amount of revenue to recognize each period.
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
Lessor Accounting
The majority of the lease income of the Healthcare division comes from camera rentals and the lease income of the Construction division comes from the rental of the Waterford facility to a commercial tenant. We determine lease classification at the commencement date. Leases not classified as sales-type or direct financing leases are classified as operating leases. The primary accounting criteria we use for lease classification are (a) review to determine if the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (b) review to determine if the lease grants the lessee a purchase option that the lessee is reasonably certain to exercise, (c) determine, using a seventy-five percent or more threshold, if the lease term is for a major part of the remaining economic life of the underlying asset (however, we do not use this classification criterion when the lease commencement date falls within the last 25 percent of the total economic life of the underlying asset) and (d) determine, using a ninety percent or more threshold, if the present value of the sum of the lease payments and any residual value guarantees equal or exceeds substantially all of the fair value of the underlying asset. We do not lease equipment of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Each of our leases is classified as an operating lease.
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

Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board issued ASU No 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. We adopted the guidance effective the first quarter of 2021. ASU 2019-12 does not have a material effect on our current financial position, results of operations or financial statement disclosures.
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

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848), to temporarily ease the potential burden in accounting for reference rate reform. The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The guidance generally can be applied through December 31, 2022. We will monitor our contracts and transactions for potential application of this ASU.

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

The following table presents financial results of DMS Health for the three and six months ended June 30, 2021 and 2020 business (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenues	$—	$7,832	$9,490	$17,499
Total cost of revenues	—	6,981	6,973	15,449
Gross profit	—	851	2,517	2,050

Operating expenses:
Selling, general and administrative	—	1,079	1,469	2,446
Amortization of intangible assets	—	242	—	483
Total operating expenses	—	1,321	1,469	2,929

(Loss) income from discontinued operations	—	(470)	1,048	(879)
Interest expense, net	—	10	(180)	(159)
(Loss) gain on sale of discontinued operations	(65)	—	5,159	—
(Loss) income from discontinuing operations before income taxes	(65)	(460)	6,027	(1,038)
Income tax expense	—	(16)	(72)	(23)
(Loss) income from discontinuing operations	$(65)	$(476)	$5,955	$(1,061)

The following represents the carrying amounts of the major classes of assets reported as “Assets held for sale” as of December 31, 2020 (in thousands):

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
$7,871

The following table presents the significant non-cash operating, investing and financing activities from discontinued operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Operating activities
Depreciation	$7	$2,259
Amortization of intangible assets	—	483
Non-cash lease expense	256	378
Loss on extinguishment of debt	130	—
Gain on sale of DMS discontinued operations	(5,159)	—
Share-based compensation	2	7
Loss on disposal of assets	1	4
Provision for bad debt	—	2
Investing activities
Purchase of property and equipment	(154)	(206)
Proceeds from sale of discontinued operations	18,750	—
Proceeds from sale of property and equipment	3	70
Financing activities
Repayment of obligations under finance leases	(60)	(181)

Non-Cash Investing Activities
Fixed asset purchases in accounts payable	—	171
Lease assets obtained in exchange for new operating lease liabilities	—	681
Following is the reconciliation of purchase price to the gain recognized in income from discontinued operations for the three months and six months ended June 30, 2021 (in thousands):

Estimated proceeds of the disposition, net of transaction costs	$18,750
Assets of the businesses	(20,920)
Liabilities of the businesses	7,712
Transaction expenses	(383)
Pre-tax gain on the disposition	$5,159

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
Investments
Star Real Estate Holdings USA, Inc. (“SRE”) generates revenue from the lease of commercial properties and equipment and Lone Star Value Management, LLC (“LSVM”), a Connecticut based exempt reporting advisor provided services that included investment advisory services, and the servicing of pooled investment vehicles.
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
Our products are generally not sold with a right of return and we do not provide significant credits or incentives, which may be a variable consideration when estimating the amount of revenue to be recognized.

Disaggregation of Revenue
The following tables present our revenues for the three and six months ended June 30, 2021 and 2020, disaggregated by major source (in thousands):

	Three Months Ended June 30, 2021
	Diagnostic Services	Diagnostic Imaging	Construction	Total
Major Goods/Service Lines
Mobile Imaging	$11,686	$—	$—	$11,686
Camera	—	1,464	—	1,464
Camera Support	—	1,663	—	1,663
Healthcare Revenue from Contracts with Customers	11,686	3,127	—	14,813
Lease Income	57	—	3	60
Construction	—	—	10,933	10,933
Total Revenues	$11,743	$3,127	$10,936	$25,806

Timing of Revenue Recognition
Services and goods transferred over time	$11,743	$1,531	$217	$13,491
Services and goods transferred at a point in time	—	1,596	10,719	12,315
Total Revenues	$11,743	$3,127	$10,936	$25,806

	Three Months Ended June 30, 2020
	Diagnostic Services	Diagnostic Imaging	Construction	Investments	Total
Major Goods/Service Lines
Mobile Imaging	$6,989	$—	$—	$—	$6,989
Camera	—	674	—	—	674
Camera Support	—	1,659	—	—	1,659
Healthcare Revenue from Contracts with Customers	6,989	2,333	—	—	9,322
Lease Income	151	—	62	—	213
Construction	—	—	4,973	—	4,973
Investments	—	—	—	2	2
Total Revenues	$7,140	$2,333	$5,035	$2	$14,510

Timing of Revenue Recognition
Services and goods transferred over time	$7,140	$1,518	$61	$—	$8,719
Services and goods transferred at a point in time	—	815	4,974	2	5,791
Total Revenues	$7,140	$2,333	$5,035	$2	$14,510

	Six Months Ended June 30, 2021
	Diagnostic Services	Diagnostic Imaging	Construction	Total
Major Goods/Service Lines
Mobile Imaging	$21,867	$—	$—	$21,867
Camera	—	2,886	—	2,886
Camera Support	—	3,309	—	3,309
Healthcare Revenue from Contracts with Customers	21,867	6,195	—	28,062
Lease Income	115	—	41	156
Construction	—	—	19,942	19,942
Total Revenues	$21,982	$6,195	$19,983	$48,160

Timing of Revenue Recognition
Services and goods transferred over time	$21,982	$3,021	$2,948	$27,951
Services and goods transferred at a point in time	—	3,174	17,035	20,209
Total Revenues	$21,982	$6,195	$19,983	$48,160

	Six Months Ended June 30, 2020
	Diagnostic Services	Diagnostic Imaging	Construction	Investments	Total
Major Goods/Service Lines
Mobile Imaging	$17,591	$—	$—	$—	$17,591
Camera	—	2,013	—	—	2,013
Camera Support	—	3,181	—	—	3,181
Healthcare Revenue from Contracts with Customers	17,591	5,194	—	—	22,785
Lease Income	363	—	146	—	509
Construction	—	—	10,373	—	10,373
Investments	—	—	—	33	33
Total Revenues	$17,954	$5,194	$10,519	$33	$33,700

Timing of Revenue Recognition
Services and goods transferred over time	$17,954	$3,005	$146	$—	$21,105
Services and goods transferred at a point in time	—	2,189	10,373	33	12,595
Total Revenues	$17,954	$5,194	$10,519	$33	$33,700
Nature of Goods and Services
Mobile Imaging
Within our Diagnostic Services segment, our sales are derived from providing services and materials to our customers, primarily physician practices and hospitals that allow them to perform diagnostic imaging services at their site. We typically bundle our services in providing staffing, our imaging systems, licensing, radiopharmaceuticals, and supplies depending on our customers’ needs. Our contracts with customers are typically entered into annually and are billed on a fixed rate per-day or per-scan basis, depending on terms of the contract. For the majority of these contracts, we have the right to invoice the customer in an amount that directly corresponds with the value to the customer as we perform the services. We use the practical expedient to recognize revenue corresponding with amounts we have the right to invoice for services performed.

Camera
Within our Diagnostic Imaging segment, camera revenues are generated from the sale of internally developed solid-state gamma camera imaging systems and accessories. We recognize revenue upon transfer of control to the customer at a point-in-time, which is generally upon delivery and acceptance. We also provide installation services and training on cameras we sell, primarily in the United States. Installation and initial training is generally performed shortly after delivery. We recognizes revenues for installation and training over time as the customer receives and consumes benefits provided as we perform the installation services.
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
Changes in the deferred revenues for six months ended June 30, 2021, is as follows (in thousands):

Balance at December 31, 2020	$2,352
Revenue recognized that was included in balance at beginning of the year	(1,568)
Deferred revenue, net, related to contracts entered into during the year	2,860
Balance at June 30, 2021	$3,644
Included in the balances above as of June 30, 2021 and December 31, 2020 is non-current deferred revenue included in other liabilities of $0.4 million and $0.2 million, respectively.
We have elected to use the practical expedient under ASC 606 to exclude disclosures of unsatisfied remaining performance obligations for (i) contracts having an original expected length of one year or less or (ii) contracts for which the practical expedient has been applied to recognize revenue at the amount for which it has a right to invoice.

Contract Costs
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We apply a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs mainly include our internal sales commissions; under the terms of these programs these are generally earned and the costs are recognized at the time the revenue is recognized.

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
The following table sets forth the reconciliation of shares used to compute basic and diluted net (loss) or income per share for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Loss from continuing operations, net of tax	$(1,791)	$(811)	$(2,379)	$(3,179)
(Loss) income from discontinued operations, net of tax	(65)	(476)	5,955	(1,061)
Net (loss) income	(1,856)	(1,287)	3,576	(4,240)
Deemed dividend on Series A perpetual preferred stock	(479)	(484)	(958)	(968)
Net (loss) income attributable to common shareholders	$(2,335)	$(1,771)	$2,618	$(5,208)

Denominator:
Weighted average shares outstanding - basic and diluted	5,039	3,041	4,978	2,547

Net loss per common share - basic and diluted
Net loss per share, continuing operations	$(0.36)	$(0.27)	$(0.48)	$(1.25)
Net (loss) income per share, discontinued operations	$(0.01)	$(0.16)	$1.20	$(0.42)
Net (loss) income per share	$(0.37)	$(0.42)	$0.72	$(1.66)
Deemed dividend on Series A perpetual preferred stock per share	$(0.10)	$(0.16)	$(0.19)	$(0.38)
Net (loss) income per share, attributable to common shareholders - basic and diluted	$(0.46)	$(0.58)	$0.53	$(2.04)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	20	51	22	53
Restricted stock units	75	30	74	34
Stock warrants	756	2,160	810	2,160
Total	851	2,241	906	2,247

As of June 30, 2021, 1.0 million warrants were exercised and 1.5 million warrants remained outstanding at an exercise price of $2.25.

Note 5. Supplementary Balance Sheet Information
The components of inventories are as follows (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$7,614	$5,489
Work-in-process	2,612	2,821
Finished goods	2,102	1,876
Total inventories	12,328	10,186
Less reserve for excess and obsolete inventories	(308)	(399)
Total inventories, net	$12,020	$9,787
Property and equipment consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Land	$805	$805
Buildings and leasehold improvements	4,771	4,771
Machinery and equipment	28,782	29,375
Total property and equipment	34,358	34,951
Less accumulated depreciation	(25,136)	(25,189)
Total property and equipment, net	$9,222	$9,762
On June 9, 2021,we, through its subsidiary 947 Waterford Road, LLC, entered into a contract for the sale of commercial real estate agreement (the "Waterford Sale Agreement"), pursuant to which we will sell 947 Waterford Road, in the Town of Waterford, Oxford County, and State of Maine, together with any fixtures and other items of real property situated thereon to Barnum. The total consideration related to the Waterford Sale Agreement is $1.2 million in cash, which will be paid at the closing. Expected closing date will be in the third quarter of 2021. Waterford property was classified as held-for-sale as of June 30, 2021, with a carry value of $1.0 million, and included within property and equipment on the unaudited consolidated balance sheet. The Waterford Sale Agreement includes customary representations, warranties, covenants, and indemnification obligations of the parties.
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
The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$359	$316	$694	$644

Finance lease cost:
Amortization of finance lease assets	$170	$108	$276	$232
Interest on finance lease liabilities	23	22	44	46
Total finance lease cost	$193	$130	$320	$278

Supplemental cash flow information related to leases from continuing operations was as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$539	$709
Operating cash flows from finance leases	$44	$46
Financing cash flows from finance leases	$318	$290

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,158	$596

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2021	December 31, 2020
Operating lease right-of-use assets, net	$3,147	$1,769

Operating lease liabilities	$1,044	$1,011
Operating lease liabilities, net of current	2,155	828
Total operating lease liabilities	$3,199	$1,839

Finance lease assets	$2,763	$2,765
Finance lease accumulated amortization	(1,264)	(791)
Finance lease assets, net	$1,499	$1,974

Finance lease liabilities	$598	$594
Finance lease liabilities, net of current	749	937
Total finance lease liabilities	$1,347	$1,531

Weighted average remaining lease term (in years)
Operating leases	3.6	2.3
Finance leases	2.6	2.8

Weighted average discount rate
Operating leases	4.16%	5.53%
Finance leases	5.76%	6.44%

We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of June 30, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases
2021 (excludes the six-months ended June 30, 2021)	$641	$360
2022	941	562
2023	751	329
2024	641	174
2025 and thereafter	420	26
Total future minimum lease payments	3,394	1,451
Less amounts representing interest	195	104
Present value of lease obligations	$3,199	$1,347

Lessor

In the Healthcare division, we generate lease income in the Diagnostic Services segment, from equipment rentals to customers. Rental contracts are structured as either a weekly or monthly payment arrangement and are accounted for as operating leases. Revenues are recognized on a straight-line basis over the term of the rental. During the six months ended June 30, 2021 and 2020, our lease contracts are mainly month to month contracts.

Note 7. Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our financial assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$93	$36	$—	$129
Lumber derivative contracts	66	—	—	66
Total	$159	$36	$—	$195

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$35	$55	$—	$90
Total	$35	$55	$—	$90
The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on June 30, 2021 and December 31, 2020, respectively. During the six months ended June 30, 2021 and 2020, we recorded net unrealized loss and gain of $0.3 million and $20 thousand, respectively, in the cost of goods sold and other income (expenses), respectively of condensed unaudited consolidated statement of operations.
We occasionally enters into lumber derivative contracts in order to protect its gross profit margins from fluctuations caused by volatility in lumber prices. At December 31, 2020, we had no lumber derivative contracts. At June 30, 2021, we had a net long (buying) position of 1,540,000 board feet pursuant to fourteen lumber derivatives contracts.
The derivative contracts are included in other assets on our consolidated balance sheet. We did not reclassify any investments between levels in the fair value hierarchy during the three and six months ended June 30, 2021. The fair values of our revolving credit facility approximate carrying value due to the variable rate nature of these borrowings.

Note 8. Debt
A summary of debt as of June 30, 2021 and December 31, 2020 are as follows (dollars in thousands):

	June 30, 2021		December 31, 2020
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - Gerber KBS	$2,181	6.00%	$1,099	6.00%
Revolving Credit Facility - Gerber EBGL	2,493	6.00%	2,016	6.00%
Revolving Credit Facility - SNB	7,241	2.60%	12,710	2.64%
Total Short-term Revolving Credit Facility	$11,915	3.93%	$15,825	3.30%
Gerber - Star Term Loan	$1,198	6.25%	$262	6.75%
Premier - Term Loan	—	—%	419	5.75%
Total Short Term Debt	$1,198	6.25%	$681	6.13%
Short-term Paycheck Protection Program Notes	$—	—%	$1,856	1.00%
Short-term debt and current portion of long-term debt	$13,113	4.15%	$18,362	3.17%

Gerber - Star Term Loan	$—	—%	$1,058	6.75%
Premier - Term Loan	—	—%	321	5.75%
Total Long Term Debt	$—	—%	$1,379	6.52%
Long-term Paycheck Protection Program Notes	$—	—%	$2,321	1.00%
Long-term debt, net of current portion	$—	—%	$3,700	3.06%

LSV Co-Invest I Promissory Note (“January Note”)	$—	—%	$709	12.00%
LSV Co-Invest I Promissory Note (“June Note”)	—	—%	1,220	12.00%
LSVM Note	—	—%	378	12.00%
Total Notes Payable To Related Parties (1)	$—	—%	$2,307	12.00%

Total Debt	$13,113	4.15%	$24,369	3.99%
(1) See Note 12. Related Party Transactions, for information regarding certain ATRM promissory notes that are outstanding.
Term Loan Facilities
As of June 30, 2021, the short-term debt includes $1.2 million of the Gerber Star term loan, net of issuance costs.
The following table presents the Star term loan balance net of unamortized debt issuance costs as of June 30, 2021 (in thousands):

June 30, 2021
Amount
Gerber - Star Term Loan Principal	$1,435
Unamortized debt issuance costs	(237)
Total	$1,198

Sterling Credit Facility
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “SNB Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers (collectively, the “SNB Borrowers”); the Company, as guarantor; and Sterling National Bank, a national banking association, as lender (“Sterling” or “SNB”).
The SNB Loan Agreement is a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for revolving loans (the “SNB Credit Facility”). Under the SNB Credit Facility, the SNB Borrowers can request the issuance of letters of credit in an aggregate amount not to exceed $0.5 million at any one time outstanding. The borrowings under the SNB Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby all receipts within the lockbox are swept daily to reduce borrowings outstanding. As of June 30, 2021, the Company had $0.2 million of letters of credit outstanding and had additional borrowing capacity of $2.5 million.
At the Borrowers’ option, the SNB Credit Facility will bear interest at either (i) a Floating LIBOR Rate, as defined in the Loan Agreement, plus a margin of 2.50% per annum; or (ii) a Fixed LIBOR Rate, as defined in the Loan Agreement, plus a margin of 2.25% per annum. As our largest single debt outstanding, our floating rate on this facility at June 30, 2021 was 2.60%.
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
At June 30, 2021, the Company was in compliance with the covenants under the SNB Loan Agreement.

Construction Loan Agreements
As of June 30, 2021, the Construction division had outstanding revolving lines of credit and term loans of approximately $4.7 million. This debt includes: (i) $2.2 million principal outstanding on KBS’s $4.0 million revolving credit facility under a Loan and Security Agreement, dated February 23, 2016, (as amended, the “KBS Loan Agreement”), with Gerber and (ii) $2.5 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a Revolving Credit Loan Agreement, which was increased from $3.0 million to $4.0 million on July 30, 2021. The Construction division was at the maximum borrowing capacity under both revolving lines of credit, based on the inventory and accounts receivable on June 30, 2021 which fluctuates weekly.
KBS Loan Agreement
On February 23, 2016, ATRM, KBS and Main Modular Haulers, Inc. (a former subsidiary of ATRM) entered into a Loan and Security Agreement, (as amended, the “KBS Loan Agreement”), with Gerber. The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory and other collateral. The KBS Loan Agreement, which was scheduled to expire on February 22, 2018, has been automatically extended for successive one (1) year periods in accordance with its terms and is now scheduled to expire on February 22, 2022. The KBS Loan Agreement will be automatically extended for another one (1) year period unless a party thereto provides prior written notice of termination. As of June 30, 2021 neither party has provided notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, equating to 6.00% at June 30, 2021, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the KBS Loan Agreement. The KBS Loan Agreement contains representations, warranties, affirmative and negative covenants, defined events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintain a maximum leverage ratio (as defined in the KBS Loan Agreement) and KBS not incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement. The borrowings under the KBS Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby certain receipts are swept daily to reduce borrowings outstanding. At June 30, 2021, approximately $2.2 million was outstanding under the KBS Loan Agreement.
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
On February 26, 2021 Gerber and KBS entered into a seventeenth amendment to the KBS Loan Agreement in order to provide the waiver to the 2020 covenant breach and amended the financial covenants. The financial covenants under the KBS Loan Agreement, as amended, provide that (i) KBS shall make no distribution, transfer, payment, advance, or contribution of cash or property which would constitute a restricted payment as such term is defined in the agreement; (ii) KBS shall report annual post-tax net income at least equal to (a) $385 thousand for the trailing 6-month period ending June 30, 2021 and (b) $500 thousand for the trailing fiscal year end December 31, 2021; and (iii) a minimum EBITDA at June 30, 2021 of more than $880 thousand or at December 31, 2021 of more than $1.5 million.

On March 31, 2021, the parties to the KBS Loan Agreement amended the KBS Loan Agreement to provide for increased availability under the KBS Loan Agreement to KBS under certain circumstances, including for new equipment additions, and certain other changes, as well as a waiver of certain covenants.
As of June 30, 2021 and December 31, 2020, KBS was not in compliance with the financial covenants requiring no net annual post-tax income for KBS of at least $385 thousand and EBITDA to equal at least $880 thousand, during the six months ended June 30, 2021. The occurrence of any event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable. Subsequently, we obtained a waiver from Gerber for these events.
On July 30, 2021 in connection with the Fourth EBGL Amendment, Gerber, KBS, ATRM and the Company entered into an eighteenth amendment to the KBS Loan Agreement in order to, among other things, (a) confirm the cancellation of certain subordination agreements with Lone Star Value Management, LLC (“LSVM”) and Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”), after the LSVM Note and LSV Co-Invest June Note and January Note were paid by the Company, (b) amend the terms of the KBS Loan Agreement, including the definitions of “Ancillary and “Subordinated Lender” to include SRE and remove LSVM and LSV Co-Invest I, and (c) add confirm certain cross-default provisions.
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
On January 31, 2020, Glenbrook and EdgeBuilder entered into an Extension and Modification Agreement (the “Modification Agreement”) with Premier that modified the terms of the Revolving Credit Promissory Note made by Glenbrook and EdgeBuilder. The Modification Agreement reduced the outstanding borrowings to $1.0 million, extended the final maturity date to January 31, 2023, and set the interest rate to at 5.75% per annum. Mr. Eberwein executed a guaranty in favor of Premier, which had been extended through January 1, 2023, under which ATRM and Mr. Eberwein absolutely and unconditionally guaranteed all of EBGL’s obligations under the Premier Loan Agreement.
As of June 30, 2021, all obligations under the Premier Loan Agreement have been repaid in full and no amount remains outstanding. In exchange Premier terminated all of its security interests in the assets of EBGL.
Gerber Star and EBGL Loans
On January 31, 2020, SRE, 947 Waterford Road, LLC (“947 Waterford”), 300 Park Street, LLC (“300 Park”), and 56 Mechanic Falls Road, LLC (“56 Mechanic” and together with SRE, 947 Waterford, and 300 Park, (the “Star Borrowers”), each an Investments Subsidiary, and the Company, ATRM, KBS, EdgeBuilder, and Glenbrook (collectively, the “Star Credit Parties”), entered into a Loan and Security Agreement (as amended, the “Star Loan Agreement”) with Gerber providing the Star Borrowers with a credit facility with borrowing availability of up to $2.5 million ($2.0 million and $0.5 million to KBS and EBGL, respectively) (the “Star Loan”). The advance of $2.0 million to KBS is to be repaid in monthly installments of sixty (60) consecutive equal payments. The advance of $0.5 million to EBGL, which has been temporarily increased by $0.3 million due to be repaid on April 30, 2020, is to be repaid in monthly installments of twelve (12) consecutive equal payments. On February 20, 2020, the Star Borrowers entered into a first amendment to the Star Loan Agreement (the “First Star Amendment”) in order to (i) temporarily advance $0.3 million to EBGL, which amount is to be repaid to Gerber on or before April 30, 2020; (ii) clarify that Gerber can make multiple advances under the Star Loan Agreement, and (iii) to correct the maturity date of the Star Loan. On April 30, 2020, the Star Borrowers entered into a second amendment to the Star Loan Agreement (the “Second Star Amendment”) to change terms of repayment for the advance of $0.3 million to EBGL to provide for repayment in three consecutive equal monthly installments, commencing on May 30, 2020, with a final installment on or before July 31, 2020. EBGL paid off approximately $0.5 million of the advance in 2020 and $1.2 million was outstanding, net with deferred financing costs, under the Star Loan Agreement as of June 30, 2021.

On January 31, 2020, EdgeBuilder and Glenbrook (the “EBGL Borrowers”), each a Construction subsidiary, and the Company, Star, 947 Waterford, 300 Park, 56 Mechanic, ATRM, and KBS (collectively, the “EBGL Credit Parties”), entered into a Loan and Security Agreement (the “EBGL Loan Agreement”) with Gerber providing the EBGL Borrowers with a credit facility with borrowing availability of up to $3.0 million (the “EBGL Loan”). On March 5, 2020, the EBGL Borrowers entered into a first amendment to the EBGL Loan Agreement (the “First EBGL Amendment”) with Gerber that amended the EBGL Loan Agreement and the KBS Loan Agreement to include a pledge $0.3 million of cash collateral by LSVI under the EBGL Loan Agreement which, prior to the First EBGL Amendment, was pledged by LSVI in connection with the KBS Loan Agreement. On July 1, 2020, the EBGL Borrowers entered into a second amendment to the EBGL Loan Agreement to terminate the pledge of $0.3 million in cash collateral. On February 26, 2021, the EBGL Borrowers entered into a third amendment to the EBGL Loan Agreement (the “Third EBGL Amendment”) pursuant to which the Company and Gerber agreed to, among other things, eliminate the minimum leverage ratio covenant, lower the minimum EBITDA, and require the borrowers to not incur a net operating loss on bi-annual basis. The Third EBGL Amendment also discharged the EBGL Eberwein Guaranty described below. As of June 30, 2021, approximately $2.5 million was outstanding under the EBGL Loan Agreement.
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
On July 30, 2021, the Star Borrowers entered into a fourth amendment to the Star Loan Agreement (the “Fourth Star Amendment”) with Gerber that, among other things, amended the terms of the Star Loan Agreement, in order to, among other things to increase the eligible inventory against which Gerber will advance credit, to increase the line of credit from $3.0 million to $4.0 million, with a new promissory note between Gerber and EBGL, and amend the definition of “Subordinated Lender” to include only Star Procurement, Inc., ATRM, and the Company.

The Star Loan Agreement and EBGL Loan Agreement contain representations, warranties, affirmative and negative covenants, events of default and other provisions customary for financings of this type. The financial covenants under the EBGL Loan Agreement applicable to the EBGL Borrowers include maintenance of a minimum tangible net worth, a minimum debt service coverage ratio and minimum net income. The Financial covenants under the Star Loan Agreement applicable to the Star Borrowers include a minimum debt service coverage ratio. The occurrence of any event of default under the Loan Agreements may result in the obligations of the Borrowers becoming immediately due and payable. As of June 30, 2021, EBGL was not in compliance with the financial covenants under the Star Loan Agreement and EBGL Loan Agreement. The occurrence of any event of default under the EBGL Loan Agreement may result in EBGL’s obligations under the EBGL Loan Agreement becoming immediately due and payable. In July, 2021, we obtained a waiver from Gerber for these events and, as part of the Fourth EBGL Amendment (described above).
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
Paycheck Protection Program
From April 2020 through May 2020, the Company and its subsidiaries received $6.7 million, of loans under the Paycheck Protection Program (“PPP”). Total PPP loans received the Healthcare division and Construction division were $5.5 million and $1.2 million, respectively.
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
Under the terms of the CARES Act, recipients of loans under the PPP can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness is determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and certain other eligible costs. Even if forgiveness is granted the PPP loans may remain subject to review and audit for up to six (6) years.
During Q4 2020 and January 2021, the Company applied for forgiveness on all PPP loans. As of Q4 2020, $2.5 million of the Healthcare division PPP Notes were forgiven. During Q2, 2021, all amounts under the Construction division and Healthcare division PPP Notes were forgiven. As of June 30, 2021, the Company has no PPP loans outstanding.

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
For the three months ended June 30, 2021, we recorded an income tax expense of $32 thousand within continuing operations and zero income tax expense within discontinued operations. For the three months ended June 30, 2020, we recorded an income tax expense of $34 thousand within continuing operations and an income tax expense of $17 thousand within discontinued operations.
For the six months ended June 30, 2021, we recorded an income tax expense of $34 thousand within continuing operations and an income tax expense of $72 thousand within discontinued operations. For the six months ended June 30, 2020, we recorded an income tax expense of $61 thousand within continuing operations and an income tax expense of $23 thousand within discontinued operations.
As of June 30, 2021, we had unrecognized tax benefits of approximately $2.6 million related to uncertain tax positions. Included in the unrecognized tax benefits were $2.1 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.
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
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). There were several income tax provisions included in the CARES Act, as well as other non-tax matters incorporated into law as a result of the enactment of the CARES Act.
Under the CARES Act, net operating losses generated in tax years 2018, 2019, and 2020 can be carried back five years, allowing corporate taxpayers to amend earlier tax returns and potentially obtain a tax refund. In addition, losses generated and utilized prior to January 1, 2021 are not subject to the 80 percent limitation that was previously applied to losses generated after December 31, 2017 under the Tax Cuts and Jobs Act of 2017. We don’t currently estimate that any tax will be recoverable from these tax provisions and therefore does not anticipate there to be a material impact from these provisions on our income tax balances in its current year financial statements.
The Tax Cuts and Jobs Act of 2017 limited interest deductions to 30% of adjusted taxable income (ATI). The CARES Act increases the limitation to 50 percent of adjusted taxable income for tax years 2019 or 2020, thereby raising the limitation ceiling and potentially allowing for increased interest deductions. In addition, companies have the option of using 2019 ATI to compute the limitation for 2020. We tentatively plans to take advantage of certain of these provisions to eliminate any potential section 163(j) interest carryovers from its inventory of deferred tax assets for the year ending December 31, 2020.
The CARES Act adopts a technical correction to the Tax Cuts and Jobs Act’s apparent oversight in excluding the eligibility of qualified improvement property (e.g., real estate/leasehold improvements) from eligibility for bonus depreciation for tax years after 2017. Companies are allowed to amend 2018 income tax or file accounting method changes in 2019 to claim the additional deductions. We are still evaluating the impact of this provision; however, we do not anticipate that this provision will have any impact on our tax expense or payable balances. If pursued, this provision may have an impact on our allocation of its deferred tax assets related to property, plant, and equipment and net operating losses, which are substantially offset by the full valuation allowance.
Certain other provisions of the CARES Act, such as the ability to obtain a refund of alternative minimum taxes (“AMT”) previously paid to the IRS and the increased ability to deduct charitable contributions by corporations are not expected to be applicable to us. Overall, we do not expect the income tax provisions of the CARES Act to have a material impact to our financial statements.

On December 21, 2020, Congress passed the $2.3 trillion Consolidated Appropriations Act, 2021, H.R. 133 (the “Act”), which combined the $1.4 trillion omnibus spending bill for the 2021 federal fiscal year with the $900 billion stimulus relief package aimed to respond to the economic fallout caused by the COVID-19 pandemic. On December 27, 2020, the United States enacted the Consolidated Appropriations Act of 2021 (CAA). The CAA includes provisions extending certain CARES Act provisions and adds coronavirus relief tax and health extenders. We will continue to evaluate the impact of the CAA and its impact on our financial statements in 2021 and beyond.

Note 11. Segments
Our business is organized into four reportable segments:
1. Diagnostic Services
2. Diagnostic Imaging
3. Construction
4. Investments
Effective January 1, 2020, we revised the allocation methodology used to allocate corporate costs to each of the operating segments. “Loss (income) by operating segment” for the historical period has been recast to conform to our current allocation methodology. Segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue by segment:
Diagnostic Services	$11,743	$7,140	$21,982	$17,954
Diagnostic Imaging	3,127	2,333	6,195	5,194
Construction	10,936	5,035	19,983	10,519
Investments	—	2	—	33
Consolidated revenue	$25,806	$14,510	$48,160	$33,700

Gross profit (loss) by segment:
Diagnostic Services	$2,393	$953	$4,000	$2,958
Diagnostic Imaging	1,016	1,232	2,007	2,101
Construction	(1,844)	1,053	(1,300)	1,456
Investments	(61)	(64)	(126)	(98)
Consolidated gross profit	$1,504	$3,174	$4,581	$6,417

Income (loss) from operations by segment:
Diagnostic Services	$778	$(128)	$1,636	$(69)
Diagnostic Imaging	57	96	36	(171)
Construction	(3,838)	(398)	(5,385)	(1,698)
Investments	79	(146)	155	(200)
Unallocated corporate and other expenses	(1,586)	(479)	(2,520)	(1,113)
Segment loss from operations	$(4,510)	$(1,055)	$(6,078)	$(3,251)

Depreciation and amortization by segment:
Diagnostic Services	$269	$307	$559	$637
Diagnostic Imaging	51	66	118	129
Construction	481	571	961	1,143
Investments	61	66	126	131
Total depreciation and amortization	$862	$1,010	$1,764	$2,040

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
Premier
As a condition to the Premier Loan Agreement, Mr. Eberwein entered into a guaranty in favor of Premier, absolutely and unconditionally guaranteeing all of the borrowers’ obligations thereunder. As of June 30, 2021, all obligations under the Premier Loan Agreement have been repaid in full and no amount remains outstanding.
Premier Participation
Pursuant to a certain Participation Agreement by and between Mr. Eberwein and Premier, which was signed on March 31, 2020 and was effective as of March 26, 2020, Mr. Eberwein purchased a ratable participation in, and assumed a ratable part of, the aggregate maximum principal amount of the outstanding balance of the loan under the Premier Loan Agreement in the amount of $0.3 million. This participation amount has been repaid.
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

As of June 30, 2021, Mr. Eberwein owned approximately 3.5% of the outstanding Star Equity common stock. In addition, as of June 30, 2021, Mr. Eberwein owned 1,310,036 shares of Company Preferred Stock. Mr. Eberwein as the CEO of LSVM, which is the investment advisor of LSVI, and as the sole manager of LSV GP, which is the general partner of LSVI Mr. Eberwein may be deemed the beneficial owner of the securities held by LSVI. Mr. Eberwein disclaims beneficial ownership of Company Preferred Stock, except to the extent of his pecuniary interest therein.
On July 10, 2020, Star Equity authorized LSVI to initiate a pro-rata distribution to its partners of an aggregate of 300,000 shares of Company Preferred Stock at $10 per share, which was finalized by the Company’s transfer agent on July 22, 2020 (the Distribution), which includes 114,624 shares of Company Preferred Stock consisting of (i) 113,780 shares of Company Preferred Stock received by the Jeffrey E. Eberwein Revocable Trust (the “Eberwein Trust”) as a result of the Distribution and (ii) 844 shares of Company Preferred Stock acquired by the Eberwein Trust as a result of shares of Company Preferred Stock distributable to LSV GP in the Distribution being transferred directly to the Eberwein Trust contemporaneously with the Distribution. At the time of the Distribution, the Eberwein Trust was a limited partner of LSVI and LSV GP was the general partner of LSVI. Mr. Eberwein, as the trustee of the Eberwein Trust, may be deemed to beneficially own the securities held in the Eberwein Trust. Mr. Eberwein expressly disclaims beneficial ownership of such securities held in the Eberwein Trust except to the extent of his pecuniary interest therein. Mr. Eberwein, by virtue of his position as the manager and sole beneficial owner of LSV GP, the general partner of LSVI, may be deemed to beneficially own the securities owned by LSVI and LSV GP. Mr. Eberwein expressly disclaims beneficial ownership of such securities owned by LSVI and the securities owned by LSV GP, except to the extent of his pecuniary interest therein.
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
Subordination Agreement
LSVM and LSV Co-Invest I were parties to subordination agreements with ATRM and Gerber pursuant to which LSVM and LSV Co-Invest I agreed to subordinate the obligations of ATRM under their unsecured promissory notes to the obligations of the borrowers to Gerber. These subordination agreements were cancelled with the execution of the eighteenth amendment to the KBS Loan Agreement and the fourth amendment to the EGBL Loan Agreement,
Note 13. Perpetual Preferred Stock
Holders of shares of Series A Preferred Stock (the Preferred Stock) are entitled to receive, when, as and if, authorized by the board of directors (or a duly authorized committee of the board of directors) and declared by the Company out of funds legally available for the payment of dividends, preferential cumulative cash dividends at the rate of 10.0% per annum of the liquidation preference of $10.00 per share. Dividends are payable quarterly, in arrears, on the last calendar day of March, June, September and December to holders of record at the close of business on the first day of each payment month. The Preferred Stock is not convertible and does not have any voting rights, except when dividends are in arrears for six or more consecutive quarters, then the holders of those shares together with holders of all other series of preferred stock equal in rank will be entitled to vote separately as a class for the election of two additional directors to board of directors, until all dividends accumulated on such shares of Preferred Stock for the past dividend periods and the dividend for the then current dividend period shall have been fully paid or declared and a sum sufficient for the payment thereof set apart for payment. Under change of control or other conditions, the Preferred Stock may be subject to redemption. We may redeem the Preferred Stock upon the occurrence of a change of control, subject to certain conditions. We may also voluntarily redeem some or all of the Preferred Stock on or after September 10, 2024.
On May 26, 2021, our board of directors declared a cash dividend to holders of the 10% Series A Cumulative Perpetual Preferred Stock of $0.25 per share, for an aggregate amount of approximately $479 thousand. The record date for this dividend was June 1, 2021, and and the payment date was on June 11, 2021.
As of June 30, 2021, the aggregate and per-share amounts of cumulative preferred dividends in arrears are $3.0 million and $1.56 per share, respectively.
A roll forward of the balance of Preferred Stock for the quarter ended June 30, 2021 is as follows (in thousands):

Balance at December 31, 2020	$21,500
Deemed dividend on perpetual preferred stock	958
Cash dividend paid on perpetual preferred stock	(479)
Balance at June 30, 2021	$21,979

Note 14. Preferred Stock Rights
On June 2, 2021, the Board of Directors adopted a tax benefit preservation plan in the form of a Section 382 Rights Agreement (the “382 Agreement”). The 382 Agreement is intended to diminish the risk that our ability to use our net operating loss carryforwards to reduce future federal income tax obligations may become substantially limited due to an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code’). The Board authorized and declared a dividend distribution of one right for each outstanding share of common stock, par value $0.0001 per share, to stockholders of record as of the close of business on June 14, 2021. Each right entitles the registered holder to purchase from the one one-thousandth of a share of Series C Participating Preferred Stock, par value $0.0001 per share, at an exercise price of $12.00 per one one-thousandth of a Preferred Share, subject to adjustment.
The rights will become exercisable following (i) 10 days after a public announcement that a person or group has become an Acquiring Person; and (ii) 10 business days (or a later date determined by the Board) after a person or group begins a tender or an exchange offer that, if completed, would result in that person or group becoming an Acquiring Person.
In addition, upon the occurrence of certain events, the exercise price of the rights would be adjusted and holders of the rights (other than rights owned by an acquiring person or group) would be entitled to purchase common stock at approximately half of market value. Given the potential adjustment of the exercise price of the rights, the rights could cause substantial dilution to a person or group that acquires 4.99% or more of common stock on terms not approved by the Board of Directors.
No rights were exercisable at June 30, 2021. There is no impact to financial results as a result of the adoption of the rights plan for the quarter ended June 30, 2021.
Note 15. Subsequent Events
On August 4, 2021, our Board of Directors approved to distribute Star Equity’s interest in Diagnostic Imaging Solutions, Inc. (“Diagnostic Services”) business to Digirad Health, resulting in Diagnostic Imaging Service becoming a wholly owned direct subsidiary of Digirad Health.

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
Overview
Star Equity, known prior to January 1, 2021 as Digirad Corporation, has operated as a multi-industry holding company since the acquisition of ATRM in September 2019. With that merger, we added two construction businesses to what had historically been a pure-play healthcare company. Today, Star Equity is a diversified holding company with operating businesses in two key industry sectors of the economy, healthcare and construction.

Our Healthcare division, which operates as Digirad Health, provides products and services in the area of nuclear medical imaging with a focus on cardiac health. Digirad Health operates across the U.S. The healthcare business involves two reporting segments, Diagnostic Services, which offers imaging services to healthcare providers using a fleet of our proprietary solid-state gamma cameras and Diagnostic Imaging, which manufactures, distributes and maintains our proprietary solid-state gamma cameras.

Our Construction division is a single reporting segment but is made up of three operating business, KBS, EdgeBuilder and Glenbrook. KBS is based in Maine and manufactures modular buildings for installation throughout the New England market. EdgeBuilder and Glenbrook, referred to together as “EBGL” internally and based in the Minneapolis-Saint Paul area, together manufacture and deliver structural wall panels and other engineered wood-based products as well as distribute building materials to professional builder customers in the Upper Midwest.

Currently, our Investments division is an internally-focused unit that is directly supervised by Star Equity management and is primarily responsible for the management of our real estate and investments, which currently includes our three manufacturing facilities in Maine that are leased to KBS.
Strategy
Star Equity
We believe our diversified, multi-industry holding company structure will allow Star Equity management to focus on capital allocation, strategic leadership, mergers and acquisitions, capital markets transactions, investor relations, management of our real estate and investments, and other public company activities. Our structure will free up our operating Chief Executive Officers to manage their respective businesses, improve operations, and look for organic and bolt-on growth opportunities, with fewer distractions and less administrative burden.

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

Current Market Conditions
Since the second quarter of 2020, navigating the COVID-19 pandemic has proved to be challenging year for the vast majority of businesses across many sectors of the economy. As the vaccine rollout expanded through the second quarter of this year, we have seen our businesses return substantially to pre-COVID levels. We believe the uncertainty surrounding the pandemic will continue to decrease as we progress through second half of 2021. On the healthcare side, we see imaging volume stabilize at pre-pandemic levels. In construction, we expect that continued recovery in employment and a strong housing market will underpin a period of secular growth.
The target market for our healthcare products and services is comprised of cardiologists, internal medicine physicians, family practice physicians, hospitals, IDNs, and federal institutions in the United States that perform or could perform a diagnostic imaging procedure, have a need for cardiac event monitoring, or have interest in purchasing a diagnostic imaging products. Our diagnostic services businesses currently operate in approximately 25 states. The overriding challenge during 2020 was the drop in imaging volume due to the COVID-19 pandemic. During the six months ended June 30, 2021, we have seen a return to a more normal pre-COVID volume of imaging.
The target market for our construction division includes residential home builders, general contractors, owners or developers of commercial buildings, and individual retail customers. While housing demand and home improvement activity continues to be very strong, this demand and supply disruptions resulting from the COVID-19 pandemic caused a historic increase in the price of building materials during second half of 2020 and through the second quarter of 2021. While revenues have tracked the robust activity in the housing sector, our bottom line has been impacted by this rapid price increase in materials. As the second quarter 2021 came to a close, prices began to decline and are significantly lower than the peak. We believe this will bode well for second half of 2021 as our pricing levels have increased due to adjustments made in the first half of 2021.
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

COVID-19 Pandemic
During the three and six months ended June 30, 2021, we had a $5.4 million and $5.0 million increase in Healthcare division revenue, respectively and a $5.9 million and $9.5 million increase, respectively, in Construction division revenue, as compared to the same period of the prior year. We have largely recovered from the economic effects of the COVID-19 pandemic and made our way back to pre-COVID-19 levels of business activity, and we have actual revenue growth, especially in our construction division. On the healthcare side, we have seen imaging volume recover as the pandemic is brought further under control. In construction, the continued recovery in employment and a strong housing market underpinned the growth in that division. However, we experienced high costs in the price of materials. The current COVID-19 pandemic, which is impacting worldwide economic activity, poses the risk that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. The extent to which the COVID-19 pandemic will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time.
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
Business Segments
As of June 30, 2021, our business is organized into four reportable segments:
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

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table summarizes our results for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	Percent of Revenues	2020	Percent of Revenues	Change from Prior Year
					Dollars	Percent
Total revenues	$25,806	100.0%	$14,510	100.0%	$11,296	77.8%
Total cost of revenues	24,302	94.2%	11,336	78.1%	12,966	114.4%
Gross profit	1,504	5.8%	3,174	21.9%	(1,670)	(52.6)%
Total operating expenses	6,014	23.3%	4,229	29.1%	1,785	42.2%
Loss from operations	(4,510)	(17.5)%	(1,055)	(7.2)%	(3,455)	327.5%
Total other expense	2,751	10.7%	278	1.9%	2,473	889.6%
Loss before income taxes	(1,759)	(6.8)%	(777)	(5.3)%	(982)	126.4%
Income tax expense	(32)	(0.1)%	(34)	(0.2)%	2	(5.9)%
Net loss from continuing operations	(1,791)	(6.9)%	(811)	(5.5)%	(980)	120.8%
Net loss from discontinued operations	(65)	(0.3)%	(476)	(3.3)%	411	(86.3)%
Net loss	$(1,856)	(7.2)%	$(1,287)	(8.8)%	$(569)	44.2%
Revenues
Healthcare
Healthcare revenue by segments is summarized as follows (in thousands):

	Three Months Ended June 30,
	2021	2020	Change	% Change
Diagnostic Services	$11,743	$7,140	$4,603	64.5%
Diagnostic Imaging	3,127	2,333	794	34.0%
Total Healthcare Revenue	$14,870	$9,473	$5,397	57.0%

Diagnostic Services revenue increased 64.5% compared to prior year quarter. This business has recovered from COVID-19 and is now performing at pre-pandemic levels. Most doctor offices have reopened and hospitals are now performing non-emergency procedures. As state-by-state vaccination levels increase, our operations fully returned to normal levels for the three months ended June 30, 2021.
The increase in Diagnostic Imaging is due to higher number of cameras sold compared to the prior year quarter.
Construction
Construction revenue is summarized as follows (in thousands):

	Three Months Ended June 30,
	2021	2020	Change	% Change
Construction	$10,936	$5,035	$5,901	117.2%
Construction Revenue	$10,936	$5,035	$5,901	117.2%

The increase in revenue for the Construction division was predominately due to higher production levels at KBS and EBGL.

Investments
Investments revenue is summarized as follows (in thousands):

	Three Months Ended June 30,
	2021	2020	Change	% Change
Investments	$—	$2	$(2)	(100.0)%
Investments Revenue	$—	$2	$(2)	(100.0)%
The decrease in investments revenue was due to the wind down of investment vehicles from LSVM.
Gross Profit
Healthcare Gross Profit
Healthcare gross profit and gross margin by segments is summarized as follows (in thousands):

	Three Months Ended June 30,
	2021	2020	% Change
Diagnostic Services gross profit	$2,393	$953	151.1%
Diagnostic Services gross margin	20.4%	13.3%

Diagnostic Imaging gross profit	$1,016	$1,232	(17.5)%
Diagnostic Imaging gross margin	32.5%	52.8%

Total healthcare gross profit	$3,409	$2,185	56.0%
Total healthcare gross margin	22.9%	23.1%
The increase in Diagnostic Services gross margin percentage was mainly due to an increase in revenue. Our fixed costs such as employee costs, insurance, workers compensation, rents, utilities, repairs, and maintenance remained fairly constant.
The decrease in Diagnostic Imaging gross margin percentage was mainly due to higher installation, training, and freight costs. Further, there are higher costs accrued to service cameras and adjustments to warranty provision for the three months ended June 30, 2021, compared to the same period in the prior year.
Construction Gross(Loss) Profit
Construction gross (loss) profit and margin is summarized as follows (in thousands):

	Three Months Ended June 30,
	2021	2020	% Change
Construction gross (loss) profit	$(1,844)	$1,053	(275.1)%
Construction gross margin	(16.9)%	20.9%
The decrease in Construction gross profit was predominately due to higher material costs at KBS and EBGL, with revenue recognized on large commercial projects. The decrease in gross margin percentage is due to the negative effect of higher raw material prices.
Investments Gross Loss
Investments gross loss is summarized as follows (in thousands):

	Three Months Ended June 30,
	2021	2020	% Change
Real Estate and Investments gross loss	$(61)	$(64)	(4.7)%
The gross loss relates to depreciation expense associated with the three manufacturing facilities acquired in April 2019.

Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Three Months Ended June 30,				Percent of Revenues
	2021	2020	Change		2021	2020
			Dollars	Percent
Selling, general and administrative	$5,584	$3,670	$1,914	52.2%	21.6%	25.3%
Amortization of intangible assets	430	559	(129)	(23.1)%	1.7%	3.9%
Total operating expenses	$6,014	$4,229	$1,785	42.2%	23.3%	29.2%
The $1.9 million increase in sales, general and administrative expenses was primarily due to a $0.4 million increase in the Construction business as a result of increased commissions and headcount, a $0.2 million increase in the Digirad Health business as a result of increased commissions, a $0.4 million increase in external and internal auditors review fees, a $0.1 million increase in administrative department due to headcount and $0.4 million increase in IT and outside services costs .
Total Other Income (Expense)
Total other income (expense) is summarized as follows (in thousands):

	Three Months Ended June 30,
	2021	2020
Other income, net	$2,950	$672
Interest expense, net	(199)	(394)
Total other income	$2,751	$278
Other income, net for three months ended June 30, 2021 is predominantly comprised of remaining $3.0 million PPP loan forgiveness from Diagnostic Services. As of June 30, 2021, the Company has no PPP loans outstanding.
Interest expense, net, for the three months ended June 30, 2021 and 2020 are predominantly comprised of interest costs and the related amortization of deferred issuance costs on our debt, respectively.
Income Tax Expense
For the three months ended June 30, 2021, we recorded an income tax expense from continuing operations of $32 thousand. See Note 10, Income Taxes, within the notes to our unaudited consolidated financial statements for further information related to the income taxes.
Income from Discontinued Operations
See Note 2, Discontinued Operations of the unaudited condensed consolidated financial statements for information regarding discontinued operations.

Results of Operations
Comparison of the Six Months Ended June 30, 2021 and 2020
The following table summarizes our results for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	Percent of Revenues	2020	Percent of Revenues	Change from Prior Year
					Dollars	Percent
Total revenues	$48,160	100.0%	$33,700	100.0%	$14,460	42.9%
Total cost of revenues	43,579	90.5%	27,283	81.0%	16,296	59.7%
Gross profit	4,581	9.5%	6,417	19.0%	(1,836)	(28.6)%
Total operating expenses	10,659	22.1%	9,668	28.7%	991	10.3%
Loss from operations	(6,078)	(12.6)%	(3,251)	(9.7)%	(2,827)	87.0%
Total other expense	3,733	7.8%	133	0.4%	3,600	2,706.8%
Loss before income taxes	(2,345)	(4.8)%	(3,118)	(9.3)%	773	(24.8)%
Income tax expense	(34)	(0.1)%	(61)	(0.2)%	27	(44.3)%
Net loss from continuing operations	(2,379)	(4.9)%	(3,179)	(9.5)%	800	(25.2)%
Net income (loss) from discontinued operations	5,955	12.4%	(1,061)	(3.1)%	7,016	(661.3)%
Net income (loss)	$3,576	7.5%	$(4,240)	(12.6)%	$7,816	(184.3)%
Revenues
Healthcare
Healthcare revenue by segments is summarized as follows (in thousands):

	Six Months Ended June 30,
	2021	2020	Change	% Change
Diagnostic Services	$21,982	$17,954	$4,028	22.4%
Diagnostic Imaging	6,195	5,194	1,001	19.3%
Total Healthcare Revenue	$28,177	$23,148	$5,029	21.7%

Diagnostic Services revenue increased 22.4% compared to prior year quarter. This business has recovered and is now performing at pre-pandemic levels. Most doctor’s offices have reopened and hospitals are now performing non-emergency procedures. As state-by-state vaccination levels increase, our operations fully return to normal levels for the six months ended 2021.
The increase in Diagnostic Imaging is due to higher number of cameras sold compared to the prior year quarter.
Construction
Construction revenue is summarized as follows (in thousands):

	Six Months Ended June 30,
	2021	2020	Change	% Change
Building and Construction	$19,983	$10,519	$9,464	90.0%
Total Construction Revenue	$19,983	$10,519	$9,464	90.0%
The increase in revenue for the Construction division was predominately due to higher production levels and undergoing several large commercial jobs at KBS and EBGL.

Real Estate and Investments
Real Estate and Investments revenue is summarized as follows (in thousands):

	Six Months Ended June 30,
	2021	2020	Change	% Change
Real Estate and Investments	$—	$33	$(33)	(100.0)%
Real Estate and Investments Revenue	$—	$33	$(33)	(100.0)%
The decrease in investments revenue was due to the wind down of investment vehicles from LSVM.
Gross Profit
Healthcare Gross Profit
Healthcare gross profit and gross margin by segments is summarized as follows (in thousands):

	Six Months Ended June 30,
	2021	2020	% Change
Diagnostic Services gross profit	$4,000	$2,958	35.2%
Diagnostic Services gross margin	18.2%	16.5%

Diagnostic Imaging gross profit	2,007	2,101	(4.5)%
Diagnostic Imaging gross margin	32.4%	40.5%

Total healthcare gross profit	$6,007	$5,059	18.7%
Total healthcare gross margin	21.3%	21.9%

The increase in Diagnostic Services gross margin percentage was mainly due to increased sales from continued recovery from the COVID-19 pandemic. Our fixed costs such as employee costs, insurance, workers compensation, rents, utilities, repairs, and maintenance remained fairly constant.
The decrease in Diagnostic Imaging gross margin percentage was mainly due to installation, training, and freight costs. Further, there are higher costs accrued to service cameras and adjustments to warranty provision for the six months ended June 30, 2021, compared to the same period in the prior year.

Construction Gross (Loss) Profit
Construction gross profit and margin is summarized as follows (in thousands):

	Six Months Ended June 30,
	2021	2020	% Change
Building and Construction gross (loss) profit	$(1,300)	$1,456	(189.3)%
Building and Construction gross margin	(6.5)%	13.8%
The decrease in Construction gross profit was predominately due to higher material costs at KBS and EBGL, with revenue recognized on large commercial projects. The decrease in gross margin percentage is due to the negative effect of higher raw material prices.
Real Estate and Investments Gross Profit
Real Estate and Investments gross profit and margin is summarized as follows (in thousands):

	Six Months Ended June 30,
	2021	2020	% Change
Real Estate and Investments gross loss	$(126)	$(98)	28.6%

The Investments gross loss relates to depreciation expense associated with the three manufacturing facilities acquired in April 2019.

Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Six Months Ended June 30,				Percent of Revenues
	2021	2020	Change		2021	2020
			Dollars	Percent
Selling, general and administrative expenses	$10,638	$8,533	$2,105	24.7%	22.1%	25.3%
Amortization of intangible assets	868	1,135	(267)	(23.5)%	1.8%	3.4%
Gain on sale of MD Office Solutions	(847)	—	(847)	(100.0)%	(1.8)%	—%
Total operating expenses	$10,659	$9,668	$991	10.3%	22.1%	28.7%
The $2.1 million increase in sales, general and administrative expenses was primarily due to a $0.4 million increase in the Construction business as a result of increased commissions and headcount, a $0.3 million increase due to reserve from tenant receivables in the Construction business, a $0.2 million increase in the Digirad Health business as a result of increased commissions, a $0.3 million increase in external and internal auditors review fees, a $0.2 million increase in administrative department due to headcount and a $0.6 million increase in IT and outside services costs.
On February 1, 2021, we completed the sale of MD Office Solutions business and recognized $0.8 million in gain upon sale.
Total other expense is summarized as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Other income, net	$4,205	$832
Interest expense, net	(472)	(699)
Total other expense	$3,733	$133
Other income, net for six months ended June 30, 2021 is predominantly comprised of $4.2 million PPP loan forgiveness from Diagnostic Services and Construction business. As of June 30, 2021, the Company has no PPP loans outstanding.
Interest expense, net, for the six months ended June 30, 2021 and 2020 is predominantly comprised of interest costs and the related amortization of deferred issuance costs on our debt.
Income Tax Expense
For the six months ended June 30, 2021, we recorded an income tax expense of $34 thousand. See Note 10, Income Taxes, within the notes to our unaudited condensed consolidated financial statements for further information related to the income taxes.
Income from Discontinued Operations
See Note 2, Discontinued Operations of the unaudited condensed consolidated financial statements for information regarding discontinued operations.
Liquidity and Capital Resources
Overview
We used cash of $7.6 million for operations during the six months ended June 30, 2021, predominately from changes in net working capital. Cash flow used in operations primarily consist of our overall net loss (adjusted for depreciation, amortization, and other non-cash items), and the net effect of changes in working capital. Cash flow provided by investing activities from the DMS Sale Transaction was used primarily for investment in capital equipment required to maintain and grow our business, as well as acquisitions and dispositions. Cash flow from financing activities primarily consisted of our net payments of borrowings on various revolving facilities and the receipt of cash from the conversion of cash warrants converted into common stock, offset by the repayments of on finance leases and dividends.

Our principal sources of liquidity include our existing cash and cash equivalents, cash generated from operations, and funds available under various credit facilities and proceeds from sale of DMS Health. As of June 30, 2021, we had $6.3 million of cash, cash equivalents and restricted cash and $2.5 million available under our Sterling revolving line of credit.
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
Regarding our debt, we had approximately $13.1 million in short term debt due to our borrowings which is classified as short term as disclosed in Note 8. Debt. The $7.2 million SNB credit facility primarily supports our healthcare business and actually matures in 2024, but GAAP rules require that the outstanding balance be classified as short-term debt, due to the automatic sweep feature embedded in the traditional lockbox arrangement along with a subjective acceleration clause in the SNB Loan and Security Agreement. In practice, we have the ability to immediately borrow back these daily sweeps to fund our working capital. As of June 30, 2021, we were in compliance with all borrowing arrangements related to our Healthcare division. As of June 30, 2021, we had $2.5 million of borrowing capacity to fund the operations of these divisions.
As of June 30, 2021, we have $4.7 million outstanding on our Construction revolvers with Gerber and were not in compliance with all borrowing covenants for Gerber; further, we were in breach of our covenants as of December 31, 2020 and may be in breach at our next measurement period at June 30, 2021. While Gerber has historically provided us with waivers, there is no assurance that we will be able to receive waivers for covenant violations in the future, or that we will meet compliance with covenants in the future. We have $1.2 million outstanding on our Star term loan, on which we have been making timely payments and are in compliance with the borrowing arrangements. Related party notes of $2.3 million were paid off on April 1, 2021 using proceeds from the DMS Sale Transaction. While revenues have tracked the robust activity in the housing sector, our bottom line has been impacted by this rapid price increase in materials. As part of our plan, we have increased prices since the beginning of 2021 to offset these higher input costs, we expect see the full benefit of these increases on our margins in the second half of the year. We expect gross margins in Construction to continue to improve over time. As the second quarter 2021 came to a close, prices began to decline and are significantly lower than the peak. Our backlog remains very strong. We believe this will bode well for second half of 2021, as our pricing levels have increased due to adjustments made in the first half of 2021.
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
Pursuant to the terms of the Underwriting Agreement, we granted to Maxim an option for a period of 45 days (the “Over-Allotment Option”) to purchase up to 225,000 additional shares of our common stock and 225,000 Warrants to purchase up to an additional 112,500 shares of our common stock. Effective as of the closing of the Offering, Maxim exercised the Over-Allotment Option for the purchase of 225,000 Warrants for a price of $0.01 per Warrant. On June 10, 2020, Maxim exercised the Over-Allotment Option for the purchase of 225,000 shares of our common stock for a price of $2.24 per share, before underwriting discounts. The closing of the sale of the over-allotment shares brought the total number of shares of common stock we sold in the Offering to 2,450,000 shares, and total gross proceeds to approximately $5.5 million. In addition, the Company received $0.5 million from investors in the Offering throughout the balance of June 30, 2021, due to the exercise of a portion of the Warrants sold in the Offering, bringing the total gross proceeds from equity issuance to $6.5 million.

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

As of June 30, 2021, 1.0 million warrants were exercised and 1.5 million warrants remained outstanding at an exercise price of $2.25.
Cash Flows
The following table shows cash flow information for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by operating activities	$(7,599)	$49
Net cash provided by (used in) investing activities	$18,021	$(202)
Net cash (used in) provided by financing activities	$(7,534)	$7,372
Operating Activities
The increase in cash used compared to the prior year period was primarily due to operating losses from increased material prices in Construction division.
Investing Activities
The increase in investing activities cash flow compared to the prior year period was primarily attributable to $18.75 million proceeds received from DMS Health disposition.
Financing Activities
The decrease in cash flows from financing activities is primarily due to a $7.9 million pay down of the SNB Credit Facility, $2.3 million pay down of the ATRM Promissory Notes, $0.7 million pay down of the EBGL Premier Note, $0.5 million pay down of preferred stock dividends, using the proceeds from the sale of the DMS Health business.
Sterling Credit Facility
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “SNB Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers (collectively, the “SNB Borrowers”); the Company, as guarantor; and Sterling National Bank, a national banking association, as lender (“Sterling” or “SNB”).
The SNB Loan Agreement is a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for revolving loans (the “SNB Credit Facility”). Under the SNB Credit Facility, the SNB Borrowers can request the issuance of letters of credit in an aggregate amount not to exceed $0.5 million at any one time outstanding. The borrowings under the SNB Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby all receipts within the lockbox are swept daily to reduce borrowings outstanding. As of June 30, 2021, the Company had $0.2 million of letters of credit outstanding and had additional borrowing capacity of $2.5 million.
At the Borrowers’ option, the SNB Credit Facility will bear interest at either (i) a Floating LIBOR Rate, as defined in the Loan Agreement, plus a margin of 2.50% per annum; or (ii) a Fixed LIBOR Rate, as defined in the Loan Agreement, plus a margin of 2.25% per annum. As our largest single debt outstanding, our floating rate on this facility at June 30, 2021 was 2.60%.
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
At June 30, 2021, the Company was in compliance with the covenants under the SNB Loan Agreement.
Construction Loan Agreements
As of June 30, 2021, the Construction division had outstanding revolving lines of credit and term loans of approximately $4.7 million. This debt includes: (i) $2.2 million principal outstanding on KBS’s $4.0 million revolving credit facility under a Loan and Security Agreement, dated February 23, 2016, (as amended, the “KBS Loan Agreement”), with Gerber and (ii) $2.5 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a Revolving Credit Loan Agreement, which was increased om $3.0 million to $4.0 million on July 30, 2021. The Construction division was at the maximum borrowing capacity under both revolving lines of credit, based on the inventory and accounts receivable on June 30, 2021 which fluctuates weekly.
KBS Loan Agreement
On February 23, 2016, ATRM, KBS and Main Modular Haulers, Inc. (a former subsidiary of ATRM) entered into a Loan and Security Agreement, (as amended, the “KBS Loan Agreement”), with Gerber. The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory and other collateral. The KBS Loan Agreement, which was scheduled to expire on February 22, 2018, has been automatically extended for successive one (1) year periods in accordance with its terms and is now scheduled to expire on February 22, 2022. The KBS Loan Agreement will be automatically extended for another one (1) year period unless a party thereto provides prior written notice of termination. As of June 30, 2021 neither party has provided notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, equating to 6.00% at June 30, 2021, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the KBS Loan Agreement. The KBS Loan Agreement contains representations, warranties, affirmative and negative covenants, defined events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintain a maximum leverage ratio (as defined in the KBS Loan Agreement) and KBS not incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement. The borrowings under the KBS Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby certain receipts are swept daily to reduce borrowings outstanding. At June 30, 2021, approximately $2.2 million was outstanding under the KBS Loan Agreement.
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
On February 26, 2021 Gerber and KBS entered into a seventeenth amendment to the KBS Loan Agreement in order to provide the waiver to the 2020 covenant breach and amended the financial covenants. The financial covenants under the KBS Loan Agreement, as amended, provide that (i) KBS shall make no distribution, transfer, payment, advance, or contribution of cash or property which would constitute a restricted payment as such term is defined in the agreement; (ii) KBS shall report annual post-tax net income at least equal to (a) $385 thousand for the trailing 6-month period ending June 30, 2021 and (b) $500 thousand for the trailing fiscal year end December 31, 2021; and (iii) a minimum EBITDA at June 30, 2021 of more than $880 thousand or at December 31, 2021 of more than $1.5 million.
On March 31, 2021, the parties to the KBS Loan Agreement amended the KBS Loan Agreement to provide for increased availability under the KBS Loan Agreement to KBS under certain circumstances, including for new equipment additions, and certain other changes, as well as a waiver of certain covenants.
As of June 30, 2021 and December 31, 2020, KBS was not in compliance with the financial covenants requiring no net annual post-tax income for KBS of at least $385 thousand, during the six months ended June 30, 2021. So long as EBITDA for the year ended December 31, 2021 is at least $1.5 million, KBS may nevertheless comply with the covenant for the year, but as of June 30, 2021, KBS is not in compliance with the financial requirement requiring EBITDA to equal at least $880 thousand. The occurrence of any event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable. Subsequently, we obtained a waiver from Gerber for these events.
On July 30, 2021 in connection with the Fourth EBGL Amendment, Gerber, KBS, ATRM and the Company entered into an eighteenth amendment to the KBS Loan Agreement in order to, among other things, (a) confirm the cancellation of certain subordination agreements with Lone Star Value Management, LLC (“LSVM”) and Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”), after the [ATRM notes] were paid by the Company, and (b) amend the terms of the KBS Loan Agreement, including the definitions of “Ancillary and “Subordinated Lender” to include SRE. and remove LSVM and LSV Co-Invest I.
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
On January 31, 2020, Glenbrook and EdgeBuilder entered into an Extension and Modification Agreement (the “Modification Agreement”) with Premier that modified the terms of the Revolving Credit Promissory Note made by Glenbrook and EdgeBuilder. The Modification Agreement reduced the outstanding borrowings to $1.0 million, extended the final maturity date to January 31, 2023, and set the interest rate to at 5.75% per annum. Mr. Eberwein executed a guaranty in favor of Premier, which had been extended through January 1, 2023, under which ATRM and Mr. Eberwein absolutely and unconditionally guaranteed all of EBGL’s obligations under the Premier Loan Agreement.
As of June 30, 2021, all obligations under the Premier Loan Agreement have been repaid in full and no amount remains outstanding. In exchange Premier terminated all of its security interests in the assets of EBGL.

Gerber Star and EBGL Loans
On January 31, 2020, SRE, 947 Waterford Road, LLC (“947 Waterford”), 300 Park Street, LLC (“300 Park”), and 56 Mechanic Falls Road, LLC (“56 Mechanic” and together with SRE, 947 Waterford, and 300 Park, (the “Star Borrowers”), each an Investments Subsidiary, and the Company, ATRM, KBS, EdgeBuilder, and Glenbrook (collectively, the “Star Credit Parties”), entered into a Loan and Security Agreement (as amended, the “Star Loan Agreement”) with Gerber providing the Star Borrowers with a credit facility with borrowing availability of up to $2.5 million ($2.0 million and $0.5 million to KBS and EBGL, respectively) (the “Star Loan”). The advance of $2.0 million to KBS is to be repaid in monthly installments of sixty (60) consecutive equal payments. The advance of $0.5 million to EBGL, which has been temporarily increased by $0.3 million due to be repaid on April 30, 2020, is to be repaid in monthly installments of twelve (12) consecutive equal payments. On February 20, 2020, the Star Borrowers entered into a first amendment to the Star Loan Agreement (the “First Star Amendment”) in order to (i) temporarily advance $0.3 million to EBGL, which amount is to be repaid to Gerber on or before April 30, 2020; (ii) clarify that Gerber can make multiple advances under the Star Loan Agreement, and (iii) to correct the maturity date of the Star Loan. On April 30, 2020, the Star Borrowers entered into a second amendment to the Star Loan Agreement (the “Second Star Amendment”) to change terms of repayment for the advance of $0.3 million to EBGL to provide for repayment in three consecutive equal monthly installments, commencing on May 30, 2020, with a final installment on or before July 31, 2020. EBGL paid off approximately $0.5 million of the advance in 2020 and $1.2 million was outstanding, net with deferred financing costs, under the Star Loan Agreement as of June 30, 2021.

On January 31, 2020, EdgeBuilder and Glenbrook (the “EBGL Borrowers”), each a Construction subsidiary, and the Company, Star, 947 Waterford, 300 Park, 56 Mechanic, ATRM, and KBS (collectively, the “EBGL Credit Parties”), entered into a Loan and Security Agreement (the “EBGL Loan Agreement”) with Gerber providing the EBGL Borrowers with a credit facility with borrowing availability of up to $3.0 million (the “EBGL Loan”). On March 5, 2020, the EBGL Borrowers entered into a first amendment to the EBGL Loan Agreement (the “First EBGL Amendment”) with Gerber that amended the EBGL Loan Agreement and the KBS Loan Agreement to include a pledge $0.3 million of cash collateral by LSVI under the EBGL Loan Agreement which, prior to the First EBGL Amendment, was pledged by LSVI in connection with the KBS Loan Agreement. On July 1, 2020, the EBGL Borrowers entered into a second amendment to the EBGL Loan Agreement to terminate the pledge of $0.3 million in cash collateral. On February 26, 2021, the EBGL Borrowers entered into a third amendment to the EBGL Loan Agreement (the “Third EBGL Amendment”) pursuant to which the Company and Gerber agreed to, among other things, eliminate the minimum leverage ratio covenant, lower the minimum EBITDA, and require the borrowers to not incur a net operating loss on bi-annual basis. The Third EBGL Amendment also discharged the EBGL Eberwein Guaranty described below. As of June 30, 2021, approximately $2.5 million was outstanding under the EBGL Loan Agreement.
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
On July 30, 2021, the Star Borrowers entered into a fourth amendment to the Star Loan Agreement (the “Fourth Star Amendment”) with Gerber that, among other things, amended the terms of the Star Loan Agreement, in order to, among other things amend the definitions of (a) “Inventory” to increase the eligible inventory against which Gerber will advance credit, (b) “Maximum Revolving Amount” to increase the line of credit from $3.0 million to $4.0 million, (c) “Note” to mean the $4.0 million promissory note between Gerber and EBGL, and (d) “Subordinated Lender” to include only Star Procurement, Inc., ATRM, and the Company.
The Star Loan Agreement and EBGL Loan Agreement contain representations, warranties, affirmative and negative covenants, events of default and other provisions customary for financings of this type. The financial covenants under the EBGL Loan Agreement applicable to the EBGL Borrowers include maintenance of a minimum tangible net worth, a minimum debt service coverage ratio and minimum net income. The Financial covenants under the Star Loan Agreement applicable to the Star Borrowers include a minimum debt service coverage ratio. The occurrence of any event of default under the Loan Agreements may result in the obligations of the Borrowers becoming immediately due and payable. As of June 30, 2021, EBGL was not in compliance with the financial covenants under the Star Loan Agreement and EBGL Loan Agreement. The occurrence of any event of default under the EBGL Loan Agreement may result in EBGL’s obligations under the EBGL Loan Agreement becoming immediately due and payable. In July, 2021, we obtained a waiver from Gerber for these events and, as part of the Fourth EBGL Amendment (described above).
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
Under the terms of the CARES Act, recipients of loans under the PPP can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness is determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and certain other eligible costs. Even if forgiveness is granted the PPP loans may remain subject to review and audit for up to six (6) years.
During Q4 2020 and January 2021, the Company applied for forgiveness on all PPP loans. As of Q4 2020, $2.5 million of the Healthcare division PPP Notes were forgiven. During Q2, 2021, all amounts under the Construction division and Healthcare division PPP Notes were forgiven. As of June 30, 2021, the Company has no PPP loans outstanding.
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
As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our executive chairman and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Due to the existence of the material weaknesses as described below, our executive chairman and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
Holders of shares of the Company Preferred Stock are entitled to receive, when, as and if authorized by the Company’s board of directors (or a duly authorized committee of the Company’s board of directors) and declared by the Company out of funds legally available for the payment of dividends, preferential cumulative cash dividends at the rate of 10.0% per annum of the liquidation preference of $10.00 per share. Dividends are payable quarterly, in arrears, on the last calendar day of March, June, September and December to holders of record at the close of business on the first day of each payment month. As of the date of this Quarterly Report on Form 10-Q, the total arrearage of cash dividends due on the Company Preferred Stock is $3.0 million.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
On August 4, 2021, the Board of Directors (the “Board”) of Star Equity Holdings, Inc. (the “Company”) approved and adopted the Company’s 2021 Executive Incentive Bonus Plan (the “2021 Executive Incentive Plan”) on the recommendation of the Compensation Committee of the Board (the “Compensation Committee”).

Base Salary

As part of the adoption of the 2021 Executive Incentive Plan, the Compensation Committee determined to not make any changes at that time to the annual base salaries of the Company’s executive officers.

Cash Bonus

Target cash bonus payouts for Matthew G. Molchan, President and CEO of Digirad Health, Inc., and Martin B. Shirley, President of Digirad Imaging Services, shall be $224,208 and $130,000, respectively.

For each executive officer, the amount of total cash bonus payable under the 2021 Executive Incentive Plan will be based on performance above a target measure of consolidated Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for fiscal 2021 (the “Threshold Measure”), subject to other provisions of the 2021 Executive Incentive Plan. Payouts under the 2021 Executive Incentive Plan are calculated and earned after the Company achieves the Threshold Measure. Once the Threshold Measure is met, the cash bonuses are calculated based on EBITDA amounts achieved above the Threshold Measure. No bonuses are paid to executive officers under the 2021 Executive Incentive Plan if the Threshold Measure is not achieved. Upon meeting the Threshold Measure, each such executive shall receive 50% of their target bonuses, with a maximum percentage of up to 150% of their target bonus based on achievement above the Threshold Measure.

The actual cash bonuses payable (if any) for the achievement of such objectives will be determined by the Compensation Committee, and will be payable upon the completion of the financial audit of the consolidated financial statements.

The cash bonus targets for our named executive officers, pursuant to the 2021 Executive Incentive Plan, were approved by the Board after being reviewed by the Compensation Committee and recommended for Board approval.

Bonuses for Messrs. Eberwein, Executive Chairman, and Noble, Chief Operating Officer and Chief Financial Officer shall be discretionary and subject to Board approval after review by the Compensation Committee.

ITEM 6.EXHIBITS

Exhibit Number	Description

10.1
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

10.2
Certificate of Designation of Series C Participating Preferred Stock of Star Equity Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2021).

10.3
Rights Agreement, dated as of June 2, 2021, by and between Star Equity Holdings, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2021).

10.4*	Waterford Sale Agreement, dated June 9, 2021, by and between 947 Waterford Road, LLC, and Barnum Holdings, LLC.

10.5*	Gerber KBS Eighteenth Amendment to Loan and Security Agreement, dated July 30, 2021, by and among Gerber Finance Inc., KBS Builders, Inc., ATRM Holdings, Inc., and Star Equity Holdings, Inc..

10.6*	Star Real Estate Holdings USA, Inc. Subordination Agreement, dated July 30, 2021, among Star Real Estate Holdings USA, Inc, and Gerber Finance Inc.

10.7*	Star Equity Holdings Inc. Amended and Restated Subordination Agreement, dated July 30, 2021, by and among Star Equity Holdings, Inc., and Gerber Finance Inc..

10.8*	Gerber EBGL Fourth Amendment to Loan and Security Agreement, dated July 30, 2021, by and among Gerber Finance Inc., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc..

10.9*	Gerber EBGL Amended and Restated Promissory Note, dated July 30, 2021, by and among EdgeBuilder, Inc., and Glenbrook Building Supply, Inc.

31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
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

STAR EQUITY HOLDINGS, INC.

Date:	August 10, 2021	By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein Executive Chairman (Principal Executive Officer)

/s/ DAVID J. NOBLE
David J. Noble Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)