Form 10-Q
period 2021-09-30
STAR EQUITY HOLDINGS, INC.
filed 2021-11-12
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒
As of November 1st, 2021, the registrant had 5,120,978 shares of Common Stock ($0.0001 par value) outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
STAR EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Healthcare	$14,807	$12,759	$42,984	$35,907
Construction	14,052	8,542	34,035	19,061
Investments	—	17	—	50
Total revenues	28,859	21,318	77,019	55,018

Cost of revenues:
Healthcare	11,551	10,283	33,721	28,372
Construction	13,511	7,290	34,794	16,353
Investments	50	65	176	196
Total cost of revenues	25,112	17,638	68,691	44,921

Gross profit	3,747	3,680	8,328	10,097

Operating expenses:
Selling, general and administrative	5,201	4,528	15,839	13,061
Amortization of intangible assets	430	561	1,298	1,696
Gain on sale of MD Office Solutions	—	—	(847)	—
Total operating expenses	5,631	5,089	16,290	14,757

Loss from operations	(1,884)	(1,409)	(7,962)	(4,660)

Other income (expense):
Other income, net	3	135	4,208	967
Interest expense, net	(260)	(309)	(732)	(1,008)
Total other (expense) income	(257)	(174)	3,476	(41)

Loss from continuing operations before income taxes	(2,141)	(1,583)	(4,486)	(4,701)
Income tax expense	—	(11)	(34)	(72)
Loss from continuing operations, net of tax	(2,141)	(1,594)	(4,520)	(4,773)
(Loss) income from discontinued operations, net of tax	—	(166)	5,955	(1,227)
Net (loss) income	(2,141)	(1,760)	1,435	(6,000)
Deemed dividend on Series A perpetual preferred stock	(479)	(474)	(1,437)	(1,442)
Net loss attributable to common shareholders	$(2,620)	$(2,234)	$(2)	$(7,442)

Net income (loss) per share—basic and diluted
Net loss per share, continuing operations	$(0.42)	$(0.34)	$(0.90)	$(1.46)
Net (loss) income per share, discontinued operations	$—	$(0.04)	$1.19	$(0.37)
Net (loss) income per share—basic and diluted	$(0.42)	$(0.37)	$0.29	$(1.83)
Deemed dividend on Series A cumulative perpetual preferred stock per share	$(0.09)	$(0.10)	$(0.29)	$(0.44)
Net (loss) income per share, attributable to common shareholders—basic and diluted:	$(0.51)	$(0.47)	$—	$(2.27)

Weighted-average shares outstanding—basic and diluted	5,101	4,724	5,019	3,280

Dividends declared per Series A perpetual preferred stock	$0.25	$—	$0.50	$—
See accompanying notes to the unaudited consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	September 30, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$5,572	$3,225
Restricted cash	168	168
Accounts receivable, net	15,928	12,975
Inventories, net	9,980	9,787
Other current assets	2,695	2,025
Assets held for sale	—	20,756
Total current assets	34,343	48,936
Property and equipment, net	9,130	9,762
Operating lease right-of-use assets, net	3,692	1,769
Intangible assets, net	15,502	16,900
Goodwill	9,405	9,542
Other assets	2,815	1,384
Total assets	$74,887	$88,293

Liabilities, Mezzanine Equity and Stockholders’ Equity:
Current liabilities:
Accounts payable	$4,592	$4,952
Accrued compensation	3,202	2,825
Accrued warranty	426	214
Deferred revenue	3,653	2,184
Short-term debt and current portion of long-term debt	14,026	18,362
Payable to related parties	—	2,307
Operating lease liabilities	1,043	1,011
Other current liabilities	2,657	3,000
Liabilities held for sale	—	7,871
Total current liabilities	29,599	42,726
Long-term debt, net of current portion	—	3,700
Deferred tax liabilities	85	51
Operating lease liabilities, net of current portion	2,700	828
Other liabilities	1,185	1,059
Total liabilities	33,569	48,364

Commitments and contingencies (Note 9)

Preferred stock, $0.0001 par value: 10,000,000 shares authorized: 10% Series A Cumulative Perpetual Preferred Stock, 8,000,000 shares authorized, liquidation preference ($10.00 per share), 1,915,637 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	21,979	21,500

Stockholders’ Equity:
Preferred stock, $0.0001 par value: 25,000 shares authorized; Series C Participating Preferred stock, no shares issued or outstanding	—	—

Common stock, $0.0001 par value: 30,000,000 shares authorized; 5,120,978 and 4,798,367 shares issued and outstanding (net of treasury shares) at September 30, 2021 and December 31, 2020, respectively	—	—
Treasury stock, at cost; 258,849 shares at September 30, 2021 and December 31, 2020, respectively	(5,728)	(5,728)
Additional paid-in capital	148,618	149,143
Accumulated deficit	(123,551)	(124,986)
Total stockholders’ equity	19,339	18,429
Total liabilities, mezzanine equity and stockholders’ equity	$74,887	$88,293
See accompanying notes to the unaudited consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income (loss)	$1,435	$(6,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,333	4,735
Amortization of intangible assets	1,298	2,420
Non-cash lease expense	1,123	1,047
Provision for bad debt, net	(30)	(29)
Stock-based compensation	391	382
Amortization of loan issuance costs	141	248
Debt issuance costs write-off	130	—
Gain on disposal of discontinued operations	(5,159)	—
Gain on disposal of MD Office Solutions	(847)	—
Loss on sale of assets	29	142
Gain on Paycheck Protection Program loan forgiveness	(4,179)	—
Deferred income taxes	34	68
Other, net	381	(33)
Changes in operating assets and liabilities:
Accounts receivable	(3,131)	2,850
Inventories	(193)	(1,735)
Other assets	(1,032)	(852)
Accounts payable	(709)	(2,109)
Accrued compensation	582	(845)
Deferred revenue	1,383	494
Operating lease liabilities	(1,100)	(1,059)
Other liabilities	(56)	(1,604)
Net cash used in operating activities	(8,176)	(1,880)

Investing activities
Purchases of property and equipment	(675)	(646)
Proceeds from sale of discontinued operations	18,750	—
Proceeds from sale of property and equipment	76	156
Purchases of derivatives and equity securities	(399)	—
Proceeds from sale of derivatives and equity securities	42	—
Net cash provided by (used in) investing activities	17,794	(490)

Financing activities
Proceeds from borrowings	91,309	85,648
Repayment of debt	(97,594)	(84,940)
Loan issuance costs	—	(317)
Net proceeds from sale of common stock and warrants	—	4,203
Proceeds from exercise of warrants	567	892
Fees paid on issuance of rights agreement	(28)	(3)
Taxes paid related to net share settlement of equity awards	(18)	(13)
Repayment of obligations under finance leases	(595)	(725)
Preferred stock dividends paid	(958)	—
Net cash (used in) provided by financing activities	(7,317)	4,745
Net increase in cash, cash equivalents, and restricted cash including cash classified within current assets held for sale	2,301	2,375

Less: net (increase) decrease in cash classified within current held for sale	(46)	298
Net increase in cash, cash equivalents, and restricted cash	2,347	2,077
Cash, cash equivalents, and restricted cash at beginning of period	3,393	1,987
Cash, cash equivalents, and restricted cash at end of period	$5,740	$4,064

Non-Cash Investing Activities
MD Office Solutions Promissory Note Receivable	$1,385	$—
Non-Cash Financing Activities
Gain on Paycheck Protection Program Loan Forgiveness	$4,179	$—
See accompanying notes to the unaudited consolidated financial statements.

STAR EQUITY HOLDINGS, INC. CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,916	$21,500	4,798	$—	$(5,728)	$149,143	$(124,986)	$18,429
Stock-based compensation	—	—	—	—	—	131	—	131
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	3	—	—	(5)	—	(5)
Accrued dividends on perpetual preferred stock	—	479	—	—	—	(479)	—	(479)
Proceeds from exercise of warrants	—	—	220	—	—	493	—	493
Net income	—	—	—	—	—	—	5,432	5,432
Balance at March 31, 2021	1,916	21,979	5,021	—	(5,728)	149,283	(119,554)	24,001
Stock-based compensation	—	—	—	—	—	134	—	134
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	20	—	—	(13)	—	(13)
Accrued dividends on perpetual preferred stock	—	479	—	—	—	(479)	—	(479)
Preferred dividends paid	—	(479)	—	—	—	—	—	—
Fees paid on issuance of rights agreement	—	—	—	—	—	(28)	—	(28)
Proceeds from exercise of warrants	—	—	33	—	—	74	—	74
Net loss	—	—	—	—	—	—	(1,856)	(1,856)
Balance at June 30, 2021	1,916	21,979	5,074	—	(5,728)	148,971	(121,410)	21,833
Stock-based compensation	—	—	—	—	—	126	—	126
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	46	—	—	—	—	—
Accrued dividends on perpetual preferred stock	—	479	—	—	—	(479)	—	(479)
Preferred dividends paid	—	(479)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(2,141)	(2,141)
Balance at September 30, 2021	1,916	$21,979	5,120	$—	$(5,728)	$148,618	$(123,551)	$19,339

	Perpetual Preferred Stock		Common stock			Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	1,916	$19,602	2,050	$—		$(5,728)	$145,352	$(118,529)	$21,095
Stock-based compensation	—	—	—	—		—	109	—	109
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	5	—		—	—	—	—
Accrued dividend on perpetual preferred stock	—	484	—	—		—	(484)	—	(484)
Net loss	—	—	—	—		—	—	(2,953)	(2,953)
Balance at March 31, 2020	1,916	20,086	2,055	—		(5,728)	144,977	(121,482)	17,767
Stock-based compensation	—	—	—	—		—	151	—	151
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	42	—		—	(13)	—	(13)
Accrued dividend on perpetual preferred stock	—	484	—	—		—	(484)	—	(484)
Net proceeds from sale of common stock and warrants	—	—	2,450	—		—	4,203	—	4,203
Proceeds from exercise of warrants	—	—	145	—		—	773	—	773
Net loss	—	—	—	—		—	—	(1,287)	(1,287)
Balance at June 30, 2020	1,916	20,570	4,692			(5,728)	149,607	(122,769)	21,110
Stock-based compensation	—	—	—	—		—	122	—	122
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	6	—		—	—	—	—
Accrued dividend on redeemable preferred stock	—	474	—	—		—	(474)	—	(474)
Equity issuance costs	—	(3)	—	—		—	—	—	—
Proceeds from exercise of warrants	—	—	53	—		—	119	—	119
Net loss	—	—	—	—		—	—	(1,760)	(1,760)
Balance at September 30, 2020	1,916	$21,041	4,751	$—	—	$(5,728)	$149,374	$(124,529)	$19,117
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
COVID-19 Pandemic
During the three and nine months ended September 30, 2021, we had a $2.0 million and $7.1 million increase, respectively, in Healthcare division revenue and a $5.5 million and $15.0 million increase, respectively, in Construction division revenue, as compared to the same period of the prior year. We have largely recovered from the economic effects of the COVID-19 pandemic and made our way back to pre-COVID-19 levels of business activity, and we have actual revenue growth, especially in our construction division. In our Healthcare Division, our imaging volume continues to rebound as the pandemic is brought further under control. The current COVID-19 pandemic, which is impacting worldwide economic activity, poses the risk that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities.
Mezzanine Equity
Pursuant to the Certificate of Designations, Rights and Preferences of 10% Series A Cumulative Perpetual Preferred Stock of Star Equity Holdings, Inc. (formerly Digirad Corporation) (the “Certificate of Designations”), upon a Change of Control Triggering Event, as defined in the Certificate of Designations, holders of the 10% Series A Cumulative Perpetual Preferred Stock (the “Preferred Stock”) may require us to redeem the Preferred Stock at a price of $10.00 per share, plus any accumulated and unpaid dividends (a “Change of Control Redemption”). As this redemption feature of the shares is not solely within the control of the Company, the Preferred Stock does not qualify as permanent equity and has been classified as mezzanine or temporary equity. The Preferred Stock is not redeemable and it was not probable that the Preferred Stock would become redeemable as of September 30, 2021. Therefore, we are not currently required to accrete the Preferred Stock to its redemption value.
In addition to a Change of Control Redemption, the Certificate of Designations also provides that we may redeem (at its option, in whole or in part) the Preferred Stock following the fifth anniversary of issuance of the Preferred Stock, at a cash redemption price of $10.00 per share, plus any accumulated and unpaid dividends.
On May 26, 2021 and August 16, 2021, our board of directors declared a cash dividend to holders of 10% Series A Cumulative Perpetual Preferred Stock of $0.25 per share, for an aggregate amount of approximately $0.5 million, respectively. The record date for this dividend was June 1, 2021 and September 1, 2021, and the payment date was June 11, 2021 and September 13, 2021. Refer to preferred stock dividends discussed in Note 13, Perpetual Preferred Stock.

Going Concern
The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. We incurred losses from operations of approximately $1.9 million and $8.0 million for the three and nine months ended September 30, 2021, respectively, and $1.4 million and $4.7 million for the three and nine months ended September 30, 2020, respectively. We have an accumulated deficit of $123.6 million and $125.0 million as of September 30, 2021 and December 31, 2020, respectively. Net cash used in operations was $8.2 million for the nine months ended September 30, 2021, compared to net cash used in operations of $1.9 million for the same prior year period in 2020.
Regarding our debt, we had approximately $14.0 million outstanding as of September 30, 2021, all of which is classified as short-term and is explained in more detail in Note 8. Debt. The $7.4 million SNB debt primarily supports our healthcare business and matures in 2024, but GAAP rules require that the outstanding balance be classified as short-term debt, due to the automatic sweep feature embedded in the traditional lockbox arrangement along with a subjective acceleration clause in the SNB Loan and Security Agreement. In practice, we have the ability to immediately borrow back these daily sweeps to fund our working capital. As of September 30, 2021, we were in compliance with all covenants related to our Healthcare division and had $1.7 million of excess available borrowing capacity to fund these operations.
As of September 30, 2021, we had $5.5 million outstanding on our two Construction division revolvers with Gerber. However, we were not in compliance with our bi-annual covenants on these Gerber facilities, but obtained waivers for the bi-annual measurement period ended June 30, 2021. While Gerber has historically provided us with waivers, there is no assurance that we will be able to receive waivers for covenant violations in the future, or that we will meet compliance with covenants in the future.

We also have $1.1 million outstanding on our Star Real Estate term loan with Gerber, on which we have been making timely payments and are in compliance with all covenants. Related party notes of $2.3 million that were outstanding as of December 31, 2020 were fully paid off on April 1, 2021, using proceeds from the DMS Sale Transaction. In addition, as of September 30, 2021, we had cash and cash equivalents of $5.7 million.

The Company is forecasting SNB Loan covenant violations within twelve months after the date that financial statements are issued. Management believes that this forecasted violation raises substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that financial statements are issued. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. Management is taking steps to provide the Company with the opportunity to continue as a going concern, including but not limited to increased pricing, improvements in operations, and obtaining additional financing. There can be no assurance that we will be successful in procuring of such efforts. Our abilities to continue as a going concern maybe dependent on our ability to implement our plans.
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
Construction Revenue Recognition. Within the Construction segment, we service residential and commercial construction projects by manufacturing modular housing units and other products and supply general contractors with building materials. KBS manufactures modular buildings for both single-family residential homes and larger, commercial building projects. Our EdgeBuilder, Inc. (“EdgeBuilder”) subsidiary manufactures structural wall panels, permanent wood foundation systems and other engineered wood products, and our Glenbrook Building Supply, Inc. (“Glenbrook”) subsidiary is a retail supplier of lumber and other building materials and products. Revenue is generally recognized upon delivery of the product. Retail sales at Glenbrook are recognized at the point of sale. For bill and hold sales, we determine when the customer obtains control of the product on a case-by-case basis to determine the amount of revenue to recognize each period.
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

Lessor Accounting
The majority of the lease income of the Healthcare division comes from camera rentals and the lease income of the Construction division comes from the rental of the Waterford facility to a commercial tenant. We determine lease classification at the commencement date. Leases not classified as sales-type or direct financing leases are classified as operating leases. The primary accounting criteria we use for lease classification are (a) review to determine if the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (b) review to determine if the lease grants the lessee a purchase option that the lessee is reasonably certain to exercise, (c) determine, using a seventy-five percent or more threshold, if the lease term is for a major part of the remaining economic life of the underlying asset (however, we do not use this classification criterion when the lease commencement date falls within the last 25 percent of the total economic life of the underlying asset) and (d) determine, using a 90 percent or more threshold, if the present value of the sum of the lease payments and any residual value guarantees equal or exceeds substantially all of the fair value of the underlying asset. We do not lease equipment of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Each of our leases is classified as an operating lease.
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
The following table presents financial results of DMS Health for the three and nine months ended September 30, 2021 and 2020 business (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues	$—	$9,035	$9,490	$26,534
Total cost of revenues	—	7,880	6,973	23,329
Gross profit	—	1,155	2,517	3,205

Operating expenses:
Selling, general and administrative	—	1,038	1,469	3,484
Amortization of intangible assets	—	241	—	724
Total operating expenses	—	1,279	1,469	4,208

(Loss) income from discontinued operations	—	(124)	1,048	(1,003)
Interest expense, net	—	(47)	(180)	(206)
Gain on sale of discontinued operations	—	—	5,159	—
(Loss) income from discontinuing operations before income taxes	—	(171)	6,027	(1,209)
Income tax benefit (expense)	—	5	(72)	(18)
(Loss) income from discontinuing operations	$—	$(166)	$5,955	$(1,227)

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
$7,871

The following table presents the significant non-cash operating, investing and financing activities from discontinued operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Operating activities
Depreciation	$7	$3,406
Amortization of intangible assets	—	724
Non-cash lease expense	256	176
Loss on extinguishment of debt	130	—
Gain on sale of DMS discontinued operations	(5,159)	—
Share-based compensation	2	11
Loss on disposal of assets	1	172
Provision for bad debt	—	3
Investing activities
Purchase of property and equipment	(154)	(529)
Proceeds from sale of discontinued operations	18,750	—
Proceeds from sale of property and equipment	3	142

Non-Cash Investing Activities
Fixed asset purchases in accounts payable	—	150
Lease assets obtained in exchange for new operating lease liabilities	—	741
Following is the reconciliation of purchase price to the gain recognized in income from discontinued operations for the nine months ended September 30, 2021 (in thousands):

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
Construction
Construction revenue is generated from selling modular buildings for both single-family residential homes, larger commercial building projects and selling building materials and products, structural wall panels, permanent wood foundation systems and other engineered wood products.
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

Disaggregation of Revenue
The following tables present our revenues for the three and nine months ended September 30, 2021 and 2020, disaggregated by major source (in thousands):

	Three Months Ended September 30, 2021
	Diagnostic Services	Diagnostic Imaging	Construction	Total
Major Goods/Service Lines
Mobile Imaging	$11,036	$—	$—	$11,036
Camera	—	2,057	—	2,057
Camera Support	—	1,652	—	1,652
Healthcare Revenue from Contracts with Customers	11,036	3,709	—	14,745
Lease Income	62	—		62
Construction	—	—	14,052	14,052
Total Revenues	$11,098	$3,709	$14,052	$28,859

Timing of Revenue Recognition
Services and goods transferred over time	$8,346	$1,540	$232	$10,118
Services and goods transferred at a point in time	2,752	2,169	13,820	18,741
Total Revenues	$11,098	$3,709	$14,052	$28,859

	Three Months Ended September 30, 2020
	Diagnostic Services	Diagnostic Imaging	Construction	Investments	Total
Major Goods/Service Lines
Mobile Imaging	$10,590	$—	$—	$—	$10,590
Camera	—	540	—	—	540
Camera Support	—	1,508	—	—	1,508
Healthcare Revenue from Contracts with Customers	10,590	2,048	—	—	12,638
Lease Income	121	—	56	—	177
Construction	—	—	8,486	—	8,486
Investments	—	—	—	17	17
Total Revenues	$10,711	$2,048	$8,542	$17	$21,318

Timing of Revenue Recognition
Services and goods transferred over time	$10,711	$1,439	$57	$—	$12,207
Services and goods transferred at a point in time	—	609	8,485	17	9,111
Total Revenues	$10,711	$2,048	$8,542	$17	$21,318

	Nine Months Ended September 30, 2021
	Diagnostic Services	Diagnostic Imaging	Construction	Total
Major Goods/Service Lines
Mobile Imaging	$32,903	$—	$—	$32,903
Camera	—	4,943	—	4,943
Camera Support	—	4,961	—	4,961
Healthcare Revenue from Contracts with Customers	32,903	9,904	—	42,807
Lease Income	177		41	218
Construction	—	—	33,994	33,994
Total Revenues	$33,080	$9,904	$34,035	$77,019

Timing of Revenue Recognition
Services and goods transferred over time	$30,328	$4,561	$3,180	$38,069
Services and goods transferred at a point in time	2,752	5,343	30,855	38,950
Total Revenues	$33,080	$9,904	$34,035	$77,019

	Nine Months Ended September 30, 2020
	Diagnostic Services	Diagnostic Imaging	Construction	Investments	Total
Major Goods/Service Lines
Mobile Imaging	$28,181	$—	$—	$—	$28,181
Camera	—	2,553	—	—	2,553
Camera Support	—	4,689	—	—	4,689
Healthcare Revenue from Contracts with Customers	28,181	7,242	—	—	35,423
Lease Income	484	—	203	—	687
Construction	—	—	18,858	—	18,858
Investments	—	—	—	50	50
Total Revenues	$28,665	$7,242	$19,061	$50	$55,018

Timing of Revenue Recognition
Services and goods transferred over time	$28,665	$4,444	$203	$—	$33,312
Services and goods transferred at a point in time	—	2,798	18,858	50	21,706
Total Revenues	$28,665	$7,242	$19,061	$50	$55,018
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
Changes in the deferred revenues for nine months ended September 30, 2021, is as follows (in thousands):

Balance at December 31, 2020	$2,352
Revenue recognized that was included in balance at beginning of the year	(1,897)
Deferred revenue, net, related to contracts entered into during the year	3,591
Balance at September 30, 2021	$4,046
Included in the balances above as of September 30, 2021 and December 31, 2020 is non-current deferred revenue included in other liabilities of $0.4 million and $0.2 million, respectively.
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

Note 4. Basic and Diluted Net Income (Loss) Per Share
We present net income (loss) per share attributable to common stockholders in conformity with the two-class method required for participating securities, as the warrants are considered participating securities. We have not allocated net loss attributable to common stockholders to warrants because the holders of our warrants are not contractually obligated to share in our losses. Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is calculated to give effect to all potential shares of common stock, including common stock issuable upon exercise of warrants, stock options, and restricted stock units (“RSUs”). In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.
The following table sets forth the reconciliation of shares used to compute basic and diluted net (loss) or income per share for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Loss from continuing operations, net of tax	$(2,141)	$(1,594)	$(4,520)	$(4,773)
(Loss) income from discontinued operations, net of tax	—	(166)	5,955	(1,227)
Net (loss) income	(2,141)	(1,760)	1,435	(6,000)
Deemed dividend on Series A perpetual preferred stock	(479)	(474)	(1,437)	(1,442)
Net (loss) income attributable to common shareholders	$(2,620)	$(2,234)	$(2)	$(7,442)

Denominator:
Weighted average shares outstanding - basic and diluted	5,101	4,724	5,019	3,280

Net (loss) income per share - basic and diluted
Net loss per share, continuing operations	$(0.42)	$(0.34)	$(0.90)	$(1.46)
Net (loss) income per share, discontinued operations	$—	$(0.04)	$1.19	$(0.37)
Net (loss) income per share - basic and diluted	$(0.42)	$(0.37)	$0.29	$(1.83)
Deemed dividend on Series A perpetual preferred stock per share	$(0.09)	$(0.10)	$(0.29)	$(0.44)
Net (loss) income per share, attributable to common shareholders - basic and diluted	$(0.51)	$(0.47)	$—	$(2.27)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	11	36	19	45
Restricted stock units	67	23	73	28
Stock warrants	730	2,102	783	999
Total	808	2,161	875	1,072

As of September 30, 2021, 1.0 million warrants were exercised and 1.5 million warrants remained outstanding at an exercise price of $2.25.

Note 5. Supplementary Balance Sheet Information
The components of inventories are as follows (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$6,468	$5,489
Work-in-process	2,579	2,821
Finished goods	1,249	1,876
Total inventories	10,296	10,186
Less reserve for excess and obsolete inventories	(316)	(399)
Total inventories, net	$9,980	$9,787
Property and equipment consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Land	$805	$805
Buildings and leasehold improvements	4,771	4,771
Machinery and equipment	27,359	29,375
Total property and equipment	32,935	34,951
Less accumulated depreciation	(23,805)	(25,189)
Total property and equipment, net	$9,130	$9,762
On June 9, 2021,we, through our subsidiary 947 Waterford Road, LLC, entered into a contract for the sale of commercial real estate (the "Waterford Sale Agreement"), pursuant to which we will sell 947 Waterford Road, in the Town of Waterford, Oxford County, and State of Maine, together with any fixtures and other items of real property situated thereon to Barnum. The total consideration related to the Waterford Sale Agreement is $1.2 million in cash, which will be paid at the closing. Expected closing date will be in the fourth quarter of 2021. As of September 30, 2021, the Waterford property has a carry value of $1.0 million and is included within property and equipment as held for sale on the unaudited consolidated balance sheet. The Waterford Sale Agreement includes customary representations, warranties, covenants, and indemnification obligations of the parties.
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
The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$363	$313	$1,056	$957

Finance lease cost:
Amortization of finance lease assets	$117	$139	$393	$371
Interest on finance lease liabilities	19	22	63	68
Total finance lease cost	$136	$161	$456	$439

Supplemental cash flow information related to leases from continuing operations was as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$867	$871
Operating cash flows from finance leases	$63	$68
Financing cash flows from finance leases	$494	$433

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,532	$596

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2021	December 31, 2020
Operating lease right-of-use assets, net	$3,692	$1,769

Operating lease liabilities	$1,043	$1,011
Operating lease liabilities, net of current	2,700	828
Total operating lease liabilities	$3,743	$1,839

Finance lease assets	$2,807	$2,765
Finance lease accumulated amortization	(1,285)	(791)
Finance lease assets, net	$1,522	$1,974

Finance lease liabilities	$616	$594
Finance lease liabilities, net of current	793	937
Total finance lease liabilities	$1,409	$1,531

Weighted average remaining lease term (in years)
Operating leases	3.9	2.3
Finance leases	2.7	2.8

Weighted average discount rate
Operating leases	3.96%	5.53%
Finance leases	5.23%	6.44%

We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of September 30, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases
2021 (excludes the nine-months ended September 30, 2021)	$312	$190
2022	1,123	618
2023	957	391
2024	851	236
2025 and thereafter	800	70
Total future minimum lease payments	4,043	1,505
Less amounts representing interest	300	96
Present value of lease obligations	$3,743	$1,409

Lessor

In the Healthcare division, we generate lease income in the Diagnostic Services segment, from equipment rentals to customers. Rental contracts are structured as either a weekly or monthly payment arrangement and are accounted for as operating leases. Revenues are recognized on a straight-line basis over the term of the rental. During the nine months ended September 30, 2021 and 2020, our lease contracts are mainly month to month contracts.

Note 7. Financial Instruments
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents information about our financial assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$51	$42	$—	$93
Lumber derivative contracts	186	—	—	186
Total	$237	$42	$—	$279

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$35	$55	$—	$90
Total	$35	$55	$—	$90
The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on September 30, 2021 and December 31, 2020, respectively.
We occasionally enter into lumber derivative contracts in order to protect our gross profit margins from fluctuations caused by volatility in lumber prices. At December 31, 2020, we had no lumber derivative contracts. During the nine months ended September 30, 2021, we recorded a net loss of $0.4 million in the cost of goods sold of the condensed unaudited consolidated statement of operations. At September 30, 2021, we had a net long (buying) position of 550,000 board feet pursuant to fifteen lumber derivatives contracts.
The derivative contracts are included in other assets on our consolidated balance sheet. We did not reclassify any investments between levels in the fair value hierarchy during the three and nine months ended September 30, 2021. The fair values of our revolving credit facility approximate carrying value due to the variable rate nature of these borrowings.

Note 8. Debt
A summary of debt as of September 30, 2021 and December 31, 2020 are as follows (dollars in thousands):

	September 30, 2021		December 31, 2020
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - Gerber KBS	$3,452	6.00%	$1,099	6.00%
Revolving Credit Facility - Gerber EBGL	2,036	6.00%	2,016	6.00%
Revolving Credit Facility - SNB	7,398	2.58%	12,710	2.64%
Total Short-term Revolving Credit Facility	$12,886	4.04%	$15,825	3.30%
Gerber - Star Term Loan	$1,140	6.25%	$262	6.75%
Premier - Term Loan	—	—%	419	5.75%
Total Short Term Debt	$1,140	6.25%	$681	6.13%
Short-term Paycheck Protection Program Notes	$—	—%	$1,856	1.00%
Short-term debt and current portion of long-term debt	$14,026	4.22%	$18,362	3.17%

Gerber - Star Term Loan	$—	—%	$1,058	6.75%
Premier - Term Loan	—	—%	321	5.75%
Total Long Term Debt	$—	—%	$1,379	6.52%
Long-term Paycheck Protection Program Notes	$—	—%	$2,321	1.00%
Long-term debt, net of current portion	$—	—%	$3,700	3.06%

LSV Co-Invest I Promissory Note (“January Note”)	$—	—%	$709	12.00%
LSV Co-Invest I Promissory Note (“June Note”)	—	—%	1,220	12.00%
LSVM Note	—	—%	378	12.00%
Total Notes Payable To Related Parties (1)	$—	—%	$2,307	12.00%

Total Debt	$14,026	4.22%	$24,369	3.99%
(1) See Note 12. Related Party Transactions, for information regarding certain ATRM promissory notes that were outstanding.
Term Loan Facilities
As of September 30, 2021, the short-term debt includes $1.1 million of the Gerber Star term loan, net of issuance costs.
The following table presents the Star term loan balance net of unamortized debt issuance costs as of September 30, 2021 (in thousands):

September 30, 2021
Amount
Gerber - Star Term Loan Principal	$1,346
Unamortized debt issuance costs	(206)
Total	$1,140

Sterling Credit Facility
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “SNB Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers (collectively, the “SNB Borrowers”); the Company, as guarantor; and Sterling National Bank, a national banking association, as lender (“Sterling” or “SNB”).
The SNB Loan Agreement is a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for revolving loans (the “SNB Credit Facility”). Under the SNB Credit Facility, the SNB Borrowers can request the issuance of letters of credit in an aggregate amount not to exceed $0.5 million at any one time outstanding. The borrowings under the SNB Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby all receipts within the lockbox are swept daily to reduce borrowings outstanding. As of September 30, 2021, the Company had $0.1 million of letters of credit outstanding and had additional borrowing capacity of $1.7 million.
At the Borrowers’ option, the SNB Credit Facility will bear interest at either (i) a Floating LIBOR Rate, as defined in the Loan Agreement, plus a margin of 2.50% per annum; or (ii) a Fixed LIBOR Rate, as defined in the Loan Agreement, plus a margin of 2.25% per annum. As our largest single debt outstanding, our floating rate on this facility at September 30, 2021 was 2.58%.
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
At September 30, 2021, the Company was in compliance with the covenants under the SNB Loan Agreement.

Construction Loan Agreements
As of September 30, 2021, the Construction division had outstanding revolving lines of credit and term loans of approximately $5.5 million. This debt includes: (i) $3.5 million principal outstanding on KBS’s $4.0 million revolving credit facility under a Loan and Security Agreement, dated February 23, 2016, (as amended, the “KBS Loan Agreement”), with Gerber and (ii) $2.0 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a Revolving Credit Loan Agreement, which was increased from $3.0 million to $4.0 million on July 30, 2021. The Construction division was at the maximum borrowing capacity under both revolving lines of credit, based on the inventory and accounts receivable on September 30, 2021 which fluctuates weekly.
KBS Loan Agreement
On February 23, 2016, ATRM, KBS and Main Modular Haulers, Inc. (a former subsidiary of ATRM) entered into a Loan and Security Agreement, (as amended, the “KBS Loan Agreement”), with Gerber. The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory and other collateral. The KBS Loan Agreement, which was scheduled to expire on February 22, 2018, has been automatically extended for successive one (1) year periods in accordance with its terms and is now scheduled to expire on February 22, 2022. The KBS Loan Agreement will be automatically extended for another one (1) year period unless a party thereto provides prior written notice of termination. As of September 30, 2021 neither party has provided notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, equating to 6.00% at September 30, 2021, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the KBS Loan Agreement. The KBS Loan Agreement contains representations, warranties, affirmative and negative covenants, defined events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintain a maximum leverage ratio (as defined in the KBS Loan Agreement) and KBS not incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement. The borrowings under the KBS Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby certain receipts are swept daily to reduce borrowings outstanding. At September 30, 2021, approximately $3.5 million was outstanding under the KBS Loan Agreement.
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
As of June 30, 2021 and December 31, 2020, KBS was not in compliance with the bi-annual financial covenants requiring no net annual post-tax income for KBS of at least $385 thousand and EBITDA to equal at least $880 thousand, during the six months ended June 30, 2021. The occurrence of any event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable. Subsequently, we obtained a waiver from Gerber for these events.
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
All obligations under the Premier Loan Agreement have been repaid in full in second quarter and no amount remains outstanding as of September 30, 2021. In exchange Premier terminated all of its security interests in the assets of EBGL.
Gerber Star and EBGL Loans
On January 31, 2020, SRE, 947 Waterford Road, LLC (“947 Waterford”), 300 Park Street, LLC (“300 Park”), and 56 Mechanic Falls Road, LLC (“56 Mechanic” and together with SRE, 947 Waterford, and 300 Park, (the “Star Borrowers”), each an Investments Subsidiary, and the Company, ATRM, KBS, EdgeBuilder, and Glenbrook (collectively, the “Star Credit Parties”), entered into a Loan and Security Agreement (as amended, the “Star Loan Agreement”) with Gerber providing the Star Borrowers with a credit facility with borrowing availability of up to $2.5 million ($2.0 million and $0.5 million to KBS and EBGL, respectively) (the “Star Loan”). The advance of $2.0 million to KBS is to be repaid in monthly installments of sixty (60) consecutive equal payments. The advance of $0.5 million to EBGL, which has been temporarily increased by $0.3 million due to be repaid on April 30, 2020, is to be repaid in monthly installments of twelve (12) consecutive equal payments. On February 20, 2020, the Star Borrowers entered into a first amendment to the Star Loan Agreement (the “First Star Amendment”) in order to (i) temporarily advance $0.3 million to EBGL, which amount is to be repaid to Gerber on or before April 30, 2020; (ii) clarify that Gerber can make multiple advances under the Star Loan Agreement, and (iii) to correct the maturity date of the Star Loan. On April 30, 2020, the Star Borrowers entered into a second amendment to the Star Loan Agreement (the “Second Star Amendment”) to change terms of repayment for the advance of $0.3 million to EBGL to provide for repayment in three consecutive equal monthly installments, commencing on May 30, 2020, with a final installment on or before July 31, 2020. EBGL paid off approximately $0.5 million of the advance in 2020 and $1.1 million was outstanding, net with deferred financing costs, under the Star Loan Agreement as of September 30, 2021.

On January 31, 2020, EdgeBuilder and Glenbrook (the “EBGL Borrowers”), each a Construction subsidiary, and the Company, Star, 947 Waterford, 300 Park, 56 Mechanic, ATRM, and KBS (collectively, the “EBGL Credit Parties”), entered into a Loan and Security Agreement (the “EBGL Loan Agreement”) with Gerber providing the EBGL Borrowers with a credit facility with borrowing availability of up to $3.0 million (the “EBGL Loan”). On March 5, 2020, the EBGL Borrowers entered into a first amendment to the EBGL Loan Agreement (the “First EBGL Amendment”) with Gerber that amended the EBGL Loan Agreement and the KBS Loan Agreement to include a pledge $0.3 million of cash collateral by LSVI under the EBGL Loan Agreement which, prior to the First EBGL Amendment, was pledged by LSVI in connection with the KBS Loan Agreement. On July 1, 2020, the EBGL Borrowers entered into a second amendment to the EBGL Loan Agreement to terminate the pledge of $0.3 million in cash collateral. On February 26, 2021, the EBGL Borrowers entered into a third amendment to the EBGL Loan Agreement (the “Third EBGL Amendment”) pursuant to which the Company and Gerber agreed to, among other things, eliminate the minimum leverage ratio covenant, lower the minimum EBITDA, and require the borrowers to not incur a net operating loss on bi-annual basis. The Third EBGL Amendment also discharged the EBGL Eberwein Guaranty described below. As of September 30, 2021, approximately $2.0 million was outstanding under the EBGL Loan Agreement.
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
On July 30, 2021, the Star Borrowers entered into a fourth amendment to the Star Loan Agreement (the “Fourth Star Amendment”) with Gerber, in order to increase the eligible inventory against which Gerber will advance credit to increase the line of credit from $3.0 million to $4.0 million, with a new promissory note between Gerber and EBGL, and amend the definition of “Subordinated Lender” to include only Star Procurement, Inc., ATRM, and the Company.

The Star Loan Agreement and EBGL Loan Agreement contain representations, warranties, affirmative and negative covenants, events of default and other provisions customary for financings of this type. The financial covenants under the EBGL Loan Agreement applicable to the EBGL Borrowers include maintenance of a minimum tangible net worth, a minimum debt service coverage ratio and minimum net income. The Financial covenants under the Star Loan Agreement applicable to the Star Borrowers include a minimum debt service coverage ratio. The occurrence of any event of default under the Loan Agreements may result in the obligations of the Borrowers becoming immediately due and payable. As of June 30, 2021, EBGL was not in compliance with the bi-annual financial covenants under the Star Loan Agreement and EBGL Loan Agreement. The occurrence of any event of default under the EBGL Loan Agreement may result in EBGL’s obligations under the EBGL Loan Agreement becoming immediately due and payable. In July, 2021, we obtained a waiver from Gerber for these events and, as part of the Fourth EBGL Amendment (described above).
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
On October 21, 2021, the Star Borrowers entered into the fifth amendment to the Star Loan Agreement (the “Fifth Star Amendment”) with Gerber to amend the definition of “Reserves” to include a minimum amount, subsequent to Glenbrook Building Supply, Inc. entering a new lease for a larger property.
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
During Q4 2020 and January 2021, the Company applied for forgiveness on all PPP loans. As of Q4 2020, $2.5 million of the Healthcare division PPP Notes were forgiven. During Q2, 2021, all amounts under the Construction division and Healthcare division PPP Notes were forgiven. As of September 30, 2021, the Company has no PPP loans outstanding.

Note 9. Commitments and Contingencies
In the normal course of business, we have been and will likely continue to be subject to other litigation or administrative proceedings incidental to our business, such as claims related to customer disputes, employment practices, wage and hour disputes, product liability, professional liability, commercial disputes, licensure restrictions or denials, and warranty or patent infringement. Responding to litigation or administrative proceedings, regardless of whether they have merit, can be expensive and disruptive to normal business operations. We are not able to predict the timing or outcome of these matters and currently do not expect that the resolution of these matters will have a material adverse effect on our financial position or results of operations.
The outcome of litigation and the amount or range of potential loss at particular points in time may be difficult to ascertain. Among other things, uncertainties can include how trial and appellate courts will apply the law and interpret facts, as well as the contractual and statutory obligations of other indemnifying and insuring parties. The estimated range of reasonably possible losses, and their effect on our financial position is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties.

In Kiefer v. Heart of Georgia, et tal, GA State Ct. (“Kiefer”), a judgment for wrongful death and medical expenses was entered on October 4, 2021 against a prior employee of DIS in the amount of $4.96 million, currently an unenforceable judgement due to several factors, including pending post-trial motions. The plaintiff’s original complaint was filed April 19, 2018, regarding events occurring on October 12, 2015, for which the requested monetary amount was not known until October 1, 2021. The Company is scheduled to participate in a forthcoming mediation with multiple parties in fourth quarter 2021. Due to the employer status of DIS in the litigation, insurance carrier participation, forthcoming formal mediation, pending motions (including but not limited to motions for new trial. remittitur, supersedeas bond, attorneys fees, and correction), right to appeal, indemnification claims, and other contractual rights, the actual liability of DIS is uncertain. Due to the uncertainty associated with the aforementioned items, we are unable to estimate a specific expected loss. The Company has accrued for $50 thousand in insurance retention. DIS may incur a liability above the insurance retention amount, for none, all, or a portion of the judgement and attorney’s fees, with insurance covering some or all of the judgement and fees. It is reasonably possible that current contingencies regarding any expected loss under Kiefer will change prior to the second half of 2022. Thus, the ultimate resolution of the matter, which is expected to occur within one year, could result in a material loss in excess of the amount accrued.

We record loss contingencies when the likelihood of a future event’s occurrence indicates that it is probable that a loss has occurred and the loss contingency is also reasonably estimable. Due to the uncertainty associated with the current actions being taken by us, we are unable to estimate the expected loss. It is reasonably possible that litigation may cause the payment of expenditures or accrual of liabilities in amounts that could not be reasonably estimated as of September 30, 2021. While the potential future liabilities could be material in the particular periods in which they are recorded, based on information currently known, we are uncertain about the potential adverse effect on our business and our consolidated financial position, results of operations, and cash flows.

Certainties and estimates underlying current contingencies will change from time to time, and actual results may vary significantly from the current estimates. On a quarterly and annual basis, we review relevant information with respect to litigation and other loss contingencies and update our accruals, disclosures, and estimates of reasonably possible loss or range of loss.

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
For the three months ended September 30, 2021, we recorded zero income tax expense within continuing operations and discontinued operations. For the three months ended September 30, 2020, we recorded an income tax expense of $11 thousand within continuing operations and an income tax benefit of $5 thousand within discontinued operations.
For the nine months ended September 30, 2021, we recorded an income tax expense of $34 thousand within continuing operations and an income tax expense of $72 thousand within discontinued operations. For the nine months ended September 30, 2020, we recorded an income tax expense of $72 thousand within continuing operations and an income tax expense of $18 thousand within discontinued operations.
As of September 30, 2021, we had unrecognized tax benefits of approximately $2.6 million related to uncertain tax positions. Included in the unrecognized tax benefits were $2.1 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.
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
Under the CARES Act, net operating losses generated in tax years 2018, 2019, and 2020 can be carried back five years, allowing corporate taxpayers to amend earlier tax returns and potentially obtain a tax refund. In addition, losses generated and utilized prior to January 1, 2021 are not subject to the 80 percent limitation that was previously applied to losses generated after December 31, 2017 under the Tax Cuts and Jobs Act of 2017. We don’t currently estimate that any tax will be recoverable from these tax provisions and therefore do not anticipate there to be a material impact from these provisions on our income tax balances in our current year financial statements.
The Tax Cuts and Jobs Act of 2017 limited interest deductions to 30% of adjusted taxable income (ATI). The CARES Act increases the limitation to 50 percent of adjusted taxable income for tax years 2019 or 2020, thereby raising the limitation ceiling and potentially allowing for increased interest deductions. In addition, companies have the option of using 2019 ATI to compute the limitation for 2020. We tentatively plan to take advantage of certain of these provisions to eliminate any potential section 163(j) interest carryovers from our inventory of deferred tax assets for the year ending December 31, 2020.
The CARES Act adopts a technical correction to the Tax Cuts and Jobs Act’s apparent oversight in excluding the eligibility of qualified improvement property (e.g., real estate/leasehold improvements) from eligibility for bonus depreciation for tax years after 2017. Companies are allowed to amend 2018 income tax returns or file accounting method changes in 2019 to claim the additional deductions. We are still evaluating the impact of this provision; however, we do not anticipate that this provision will have any impact on our tax expense or payable balances. If pursued, this provision may have an impact on our allocation of deferred tax assets related to property, plant, and equipment and net operating losses, which are substantially offset by the full valuation allowance.
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
2. Diagnostic Imaging
3. Construction
4. Investments
Effective January 1, 2020, we revised the allocation methodology used to allocate corporate costs to each of the operating segments. “Loss (income) by operating segment” for the historical period has been recast to conform to our current allocation methodology. Segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue by segment:
Diagnostic Services	$11,098	$10,711	$33,080	$28,665
Diagnostic Imaging	3,709	2,048	9,904	7,242
Construction	14,052	8,542	34,035	19,061
Investments	—	17	—	50
Consolidated revenue	$28,859	$21,318	$77,019	$55,018

Gross profit (loss) by segment:
Diagnostic Services	$1,923	$2,076	$5,923	$5,034
Diagnostic Imaging	1,333	399	3,340	2,500
Construction	541	1,253	(759)	2,709
Investments	(50)	(48)	(176)	(146)
Consolidated gross profit	$3,747	$3,680	$8,328	$10,097

Income (loss) from operations by segment:
Diagnostic Services	$617	$(221)	$2,253	$(290)
Diagnostic Imaging	338	(217)	374	(388)
Construction	(956)	(822)	(6,341)	(2,520)
Investments	(352)	(66)	(197)	(266)
Unallocated corporate and other expenses	(1,531)	(83)	(4,051)	(1,196)
Segment loss from operations	$(1,884)	$(1,409)	$(7,962)	$(4,660)

Depreciation and amortization by segment:
Diagnostic Services	$273	$280	$832	$917
Diagnostic Imaging	48	60	166	189
Construction	489	580	1,450	1,723
Investments	50	65	176	196
Total depreciation and amortization	$860	$985	$2,624	$3,025

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
Premier
As a condition to the Premier Loan Agreement, Mr. Eberwein entered into a guaranty in favor of Premier, absolutely and unconditionally guaranteeing all of the borrowers’ obligations thereunder. As of September 30, 2021, all obligations under the Premier Loan Agreement have been repaid in full and no amount remains outstanding.
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
ATRM
Jeffrey E. Eberwein, the Executive Chairman of our board of directors is also the Chief Executive Officer of Lone Star Value Management, LLC (“LSVM”), which was the investment manager of Lone Star Value Investors, LP (“LSVI”) and is the investment manager of Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”). Mr. Eberwein is also the manager of Lone Star Value Investors GP, LLC (“LSV GP”), which was the general partner of LSVI and is the general partner of LSV Co-Invest I, and is the sole owner of LSV Co-Invest I. LSVM was a wholly owned subsidiary of ATRM on the ATRM Acquisition Date (see Acquisition of LSVM below). Prior to the closing of the ATRM Merger, Mr. Eberwein was also Chairman of the board of directors of ATRM. On October 25, 2019, ATRM distributed its interest in LSVM to Star Equity, resulting in LSVM becoming a wholly owned direct subsidiary of Star Equity.
Prior to the closing of the ATRM Merger, Mr. Eberwein and his affiliates owned approximately 4.3% of the outstanding Company common stock and 17.4% of the outstanding ATRM common stock. In addition, LSVI owned 222,577 shares of ATRM’s 10.0% Series B Cumulative Preferred Stock (the “ATRM Preferred Stock”) and another 374,562 shares of ATRM Preferred Stock were owned directly by LSV Co-Invest I. Through these relationships and other relationships with affiliated entities, Mr. Eberwein may be deemed the beneficial owner of the securities owned by LSV Co-Invest I. Mr. Eberwein disclaimed beneficial ownership of ATRM Preferred Stock, except to the extent of his pecuniary interest therein. At the effective time of the ATRM Merger, (i) each share of ATRM common stock converted into the right to receive three one-hundredths (0.03) of a share of Company Preferred Stock and (ii) each share of ATRM Preferred Stock converted into the right to receive two and one-half (2.5) shares of Company Preferred Stock.

As of September 30, 2021, Mr. Eberwein owned approximately 3.8% of the outstanding Star Equity common stock. In addition, as of September 30, 2021, Mr. Eberwein owned 1,308,036 shares of Company Preferred Stock.
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
Subordination Agreement
LSVM and LSV Co-Invest I were parties to subordination agreements with ATRM and Gerber pursuant to which LSVM and LSV Co-Invest I agreed to subordinate the obligations of ATRM under their unsecured promissory notes to the obligations of the borrowers to Gerber. These subordination agreements were cancelled with the execution of the eighteenth amendment to the KBS Loan Agreement and the fourth amendment to the EGBL Loan Agreement.
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
On May 26, 2021 and August 16, 2021, our board of directors declared a cash dividend to holders of the 10% Series A Cumulative Perpetual Preferred Stock of $0.25 per share, for an aggregate amount of approximately $479 thousand. The record date for this dividend was June 1, 2021 and September 1, 2021, and the payment date was June 11, 2021 and September 13, 2021.
As of September 30, 2021, the aggregate and per-share amounts of cumulative preferred dividends in arrears are $3.0 million and $1.56 per share, respectively.
A roll forward of the balance of Preferred Stock for the quarter ended September 30, 2021 is as follows (in thousands):

Balance at December 31, 2020	$21,500
Deemed dividend on perpetual preferred stock	1,437
Less: cash dividend paid on perpetual preferred stock	(958)
Balance at September 30, 2021	$21,979
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
No rights were exercisable at September 30, 2021. There is no impact to financial results as a result of the adoption of the rights plan for the quarter ended September 30, 2021.
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

Current Market Conditions
Since the second quarter of 2020, navigating the COVID-19 pandemic has proved to be challenging year for the vast majority of businesses across many sectors of the economy. As the vaccine rollout expanded through the second quarter of this year, we have seen our businesses return substantially to pre-COVID levels. We believe the uncertainty surrounding the pandemic will continue to decrease as we progress through the fourth quarter of 2021. On the healthcare side, we see imaging volume stabilize at pre-pandemic levels. In construction, we expect that continued recovery in employment and a strong housing market will underpin a period of secular growth.
The target market for our healthcare products and services is comprised of cardiologists, internal medicine physicians, family practice physicians, hospitals, integrated delivery networks, and federal institutions in the United States that perform or could perform a diagnostic imaging procedure, have a need for cardiac event monitoring, or have interest in purchasing a diagnostic imaging products. Our diagnostic services businesses currently operate in approximately 25 states. The overriding challenge during 2020 was the drop in imaging volume due to the COVID-19 pandemic. During the nine months ended September 30, 2021, we have seen a return to a more normal pre-COVID volume of imaging.
The target market for our construction division includes residential home builders, general contractors, owners or developers of commercial buildings, and individual retail customers. While housing demand and home improvement activity continues to be very strong, this demand and supply disruptions resulting from the COVID-19 pandemic caused a historic increase in the price of building materials during second half of 2020 and through the second quarter of 2021. While revenues have tracked the robust activity in the housing sector, our bottom line has been impacted by this rapid price increase in materials. As the third quarter 2021 came to a close, prices continue to decline and are significantly lower than at the peak. We believe this will bode well for the fourth quarter of 2021 as our pricing levels have increased due to adjustments made in the first half of 2021.
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

COVID-19 Pandemic
We continued to recover from the economic effects of the COVID-19 pandemic and made our way back to pre-COVID-19 levels of business activity. During the three and nine months ended September 30, 2021, we had a $2.0 million and $7.1 million increase in Healthcare division revenue, respectively and a $5.5 million and $15.0 million increase, respectively, in Construction division revenue, as compared to the same period of the prior year. The Healthcare division continued to rebound to more normal levels versus the third quarter of last year with revenue increasing 16.1%. Our Construction division grew revenue by 64.5% due to increased output at both KBS and EBGL coupled with pricing increases associated with higher raw materials costs. The current COVID-19 pandemic, which is impacting worldwide economic activity, poses the risk that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. The extent to which the COVID-19 pandemic will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time.
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
Goodwill valuation
We review goodwill for impairment on an annual basis during the fourth quarter, and when events or changes in circumstances indicate that a reduction in the carrying value may not be recoverable. We begin the process by assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Upon review of the results of such assessment, we may begin performing impairment analysis by quantitatively comparing the fair value of the reporting unit to the carrying value of the reporting unit, including goodwill. An impairment charge for goodwill is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value and such loss should not exceed the total goodwill allocated to the reporting unit.

There are numerous factors that may cause the fair value of a reporting unit to fall below its carrying amount and/or that may cause the value of long-lived assets to not be recoverable, which could lead to the measurement and recognition of goodwill and/or long-lived asset impairment charges. These factors include, but are not limited to, significant negative variances between actual and expected financial results, lowered expectations of future financial results, failure to realize anticipated synergies from acquisitions, adverse changes in the business climate, and the loss of key personnel. As of September 30, 2021, we performed qualitative trigger events analysis and concluded that if we are not able to achieve projected performance levels, future impairments could be possible, which could negatively impact our earnings.
Business Segments
As of September 30, 2021, our business is organized into four reportable segments:
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
Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table summarizes our results for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	Percent of Revenues	2020	Percent of Revenues	Change from Prior Year
					Dollars	Percent *
Total revenues	$28,859	100.0%	$21,318	100.0%	$7,541	35.4%
Total cost of revenues	25,112	87.0%	17,638	82.7%	7,474	42.4%
Gross profit	3,747	13.0%	3,680	17.3%	67	1.8%
Total operating expenses	5,631	19.5%	5,089	23.9%	542	10.7%
Loss from operations	(1,884)	(6.5)%	(1,409)	(6.6)%	(475)	33.7%
Total other expense	(257)	(0.9)%	(174)	(0.8)%	(83)	47.7%
Loss before income taxes	(2,141)	(7.4)%	(1,583)	(7.4)%	(558)	35.2%
Income tax expense	—	—%	(11)	(0.1)%	11	(100.0)%
Net loss from continuing operations	(2,141)	(7.4)%	(1,594)	(7.5)%	(547)	34.3%
Net loss from discontinued operations	—	—%	(166)	(0.8)%	166	(100.0)%
Net loss	$(2,141)	(7.4)%	$(1,760)	(8.3)%	$(381)	21.6%
*Percentage to revenue were computed independently for each discrete item presented. Therefore, the sum of the individual items may not equal the total.
Revenues
Healthcare
Healthcare revenue by segments is summarized as follows (in thousands):

	Three Months Ended September 30,
	2021	2020	Change	% Change
Diagnostic Services	$11,098	$10,711	$387	3.6%
Diagnostic Imaging	3,709	2,048	1,661	81.1%
Total Healthcare Revenue	$14,807	$12,759	$2,048	16.1%

Diagnostic Services revenue increased 3.6% compared to the prior year quarter due to an increase in revenue from several large select contracts. This business has recovered from COVID-19 and is now performing at pre-pandemic levels. Most doctor offices have reopened and hospitals are now performing non-emergency procedures.
The increase in Diagnostic Imaging is due to higher number of cameras sold compared to the prior year quarter.

Construction
Construction revenue is summarized as follows (in thousands):

	Three Months Ended September 30,
	2021	2020	Change	% Change
Construction	$14,052	$8,542	$5,510	64.5%
Construction Revenue	$14,052	$8,542	$5,510	64.5%

The increase in revenue for the Construction division was predominately due to higher production levels, and increased pricing in both residential and commercial projects at KBS and EBGL businesses.

Investments
Investments revenue is summarized as follows (in thousands):

	Three Months Ended September 30,
	2021	2020	Change	% Change
Investments	$—	$17	$(17)	(100.0)%
Investments Revenue	$—	$17	$(17)	(100.0)%
The decrease in investments revenue was due to the wind down of investment vehicles from Lone Star Value Management, LLC (“LSVM”).
Gross Profit
Healthcare Gross Profit
Healthcare gross profit and gross margin by segments is summarized as follows (in thousands):

	Three Months Ended September 30,
	2021	2020	% Change
Diagnostic Services gross profit	$1,923	$2,076	(7.4)%
Diagnostic Services gross margin	17.3%	19.4%

Diagnostic Imaging gross profit	$1,333	$399	234.1%
Diagnostic Imaging gross margin	35.9%	19.5%

Total healthcare gross profit	$3,256	$2,475	31.6%
Total healthcare gross margin	22.0%	19.4%
The decrease in Diagnostic Services gross margin percentage was mainly due to an increase in raw material costs.
The increase in Diagnostic Imaging gross margin percentage was mainly due to the increased percentage of high margin new cameras sold for the three months ended September 30, 2021, compared to the same period in the prior year.
Construction Gross Profit
Construction gross profit and margin is summarized as follows (in thousands):

	Three Months Ended September 30,
	2021	2020	% Change
Construction gross profit	$541	$1,253	(56.8)%
Construction gross margin	3.8%	14.7%
The decrease in Construction gross profit was predominately due to higher material costs at KBS and EBGL for large commercial projects. The decrease in gross margin percentage is due to the adverse impact of a rapid and historic rise in raw materials costs during the first half of the year. We have significantly increased prices during 2021 to offset these higher input costs and expect to see further benefit from these increases on our margins in the fourth quarter of this year. Our backlog and sales pipeline remain at record levels.

Investments Gross Loss
Investments gross loss is summarized as follows (in thousands):

	Three Months Ended September 30,
	2021	2020	% Change
Real Estate and Investments gross loss	$(50)	$(48)	4.2%
The gross loss relates to depreciation expense associated with the three manufacturing facilities acquired in April 2019.
Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Three Months Ended September 30,				Percent of Revenues
	2021	2020	Change		2021	2020
			Dollars	Percent
Selling, general and administrative	$5,201	$4,528	$673	14.9%	18.0%	21.2%
Amortization of intangible assets	430	561	(131)	(23.4)%	1.5%	2.6%
Total operating expenses	$5,631	$5,089	$542	10.7%	19.5%	23.8%
On a consolidated basis, there was a $0.7 million increase in sales, general and administrative expenses. Most of the increase in SG&A was primarily associated with a $0.3 million increase in KBS headcount, a $0.3 million increase in corporate administrative expenses due to headcount and a $0.1 million increase in IT and outside services fees. However, SG&A as a percentage of revenue decreased to 18.0% of revenue, versus 21.2% in the prior year periods.
Total Other Income (Expense)
Total other income (expense) is summarized as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Other income, net	$3	$135
Interest expense, net	(260)	(309)
Total other expense	$(257)	$(174)
Interest expense, net, for the three months ended September 30, 2021 and 2020 are predominantly comprised of interest costs and the related amortization of deferred issuance costs on our debt, respectively.
Income Tax Expense
For the three months ended September 30, 2021, there were no income tax expense from continuing operations. See Note 10, Income Taxes, within the notes to our unaudited consolidated financial statements for further information related to the income taxes.
Income from Discontinued Operations
See Note 2, Discontinued Operations of the unaudited condensed consolidated financial statements for information regarding discontinued operations.

Results of Operations
Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our results for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	Percent of Revenues	2020	Percent of Revenues	Change from Prior Year
					Dollars	Percent *
Total revenues	$77,019	100.0%	$55,018	100.0%	$22,001	40.0%
Total cost of revenues	68,691	89.2%	44,921	81.6%	23,770	52.9%
Gross profit	8,328	10.8%	10,097	18.4%	(1,769)	(17.5)%
Total operating expenses	16,290	21.2%	14,757	26.8%	1,533	10.4%
Loss from operations	(7,962)	(10.3)%	(4,660)	(8.4)%	(3,302)	70.9%
Total other expense	3,476	4.5%	(41)	(0.1)%	3,517	(8,578.0)%
Loss before income taxes	(4,486)	(5.7)%	(4,701)	(8.5)%	215	(4.6)%
Income tax expense	(34)	—%	(72)	(0.1)%	38	(52.8)%
Net loss from continuing operations	(4,520)	(5.9)%	(4,773)	(8.6)%	253	(5.3)%
Net income (loss) from discontinued operations	5,955	7.7%	(1,227)	(2.2)%	7,182	(585.3)%
Net income (loss)	$1,435	2.0%	$(6,000)	(10.8)%	$7,435	(123.9)%
*Percentage to revenue were computed independently for each discrete item presented. Therefore, the sum of the individual items may not equal the total.
Revenues
Healthcare
Healthcare revenue by segments is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Diagnostic Services	$33,080	$28,665	$4,415	15.4%
Diagnostic Imaging	9,904	7,242	2,662	36.8%
Total Healthcare Revenue	$42,984	$35,907	$7,077	19.7%

Diagnostic Services revenue increased 15.4% compared to prior year quarter. This business has recovered and is now performing at pre-pandemic levels. Doctor’s offices have reopened and hospitals are now performing non-emergency procedures.
The increase in Diagnostic Imaging is due to higher number of cameras sold compared to the same period in the prior year.
Construction
Construction revenue is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Building and Construction	$34,035	$19,061	$14,974	78.6%
Total Construction Revenue	$34,035	$19,061	$14,974	78.6%
The increase in revenue for the Construction division was predominately due to a higher number of projects completed and increased pricing at KBS and EBGL.

Real Estate and Investments
Real Estate and Investments revenue is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Real Estate and Investments	$—	$50	$(50)	(100.0)%
Real Estate and Investments Revenue	$—	$50	$(50)	(100.0)%
The decrease in investments revenue was due to the wind down of investment vehicles from LSVM.
Gross Profit
Healthcare Gross Profit
Healthcare gross profit and gross margin by segments is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020	% Change
Diagnostic Services gross profit	$5,923	$5,034	17.7%
Diagnostic Services gross margin	17.9%	17.6%

Diagnostic Imaging gross profit	3,340	2,500	33.6%
Diagnostic Imaging gross margin	33.7%	34.5%

Total healthcare gross profit	$9,263	$7,534	22.9%
Total healthcare gross margin	21.5%	21.0%

The increase in Diagnostic Services gross margin percentage was mainly due to increased sales as the business recovered from the COVID-19 pandemic. Our fixed costs such as employee costs, insurance, workers compensation, rents, utilities, repairs, and maintenance remained fairly constant.
The decrease in Diagnostic Imaging gross margin percentage was mainly due to product mix of new and used cameras sold for the nine months ended September 30, 2021, compared to the same period in the prior year.

Construction Gross (Loss) Profit
Construction gross profit and margin is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020	% Change
Building and Construction gross (loss) profit	$(759)	$2,709	(128.0)%
Building and Construction gross margin	(2.2)%	14.2%
The decrease in Construction gross profit was predominately due to higher material costs at KBS and EBGL for large commercial projects. The decrease in gross margin percentage is due to the adverse impact of a rapid and historic rise in raw materials costs. We have significantly increased prices during 2021 to offset these higher input costs and expect to see further benefit from these increases on our margins in the fourth quarter of this year. Our backlog and sales pipeline remain at record levels.
Real Estate and Investments Gross Profit
Real Estate and Investments gross profit and margin is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020	% Change
Real Estate and Investments gross loss	$(176)	$(146)	20.5%

The Investments gross loss relates to depreciation expense associated with the three manufacturing facilities acquired in April 2019.
Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Nine Months Ended September 30,				Percent of Revenues
	2021	2020	Change		2021	2020
			Dollars	Percent
Selling, general and administrative expenses	$15,839	$13,061	$2,778	21.3%	20.6%	23.7%
Amortization of intangible assets	1,298	1,696	(398)	(23.5)%	1.7%	3.1%
Gain on sale of MD Office Solutions	(847)	—	(847)	(100.0)%	(1.1)%	—%
Total operating expenses	$16,290	$14,757	$1,533	10.4%	21.2%	26.8%
The $2.8 million increase in sales, general and administrative expenses was primarily associated with a $1 million increase in KBS as a result of increased headcount and commissions, a $0.3 million increase in external and internal auditors review fees, a $0.8 million increase in corporate administrative department due to headcount and a $0.6 million increase in IT and outside services fees. However, SG&A as a percentage of revenue decreased from 23.7% to 20.6%, respectively.
On February 1, 2021, we completed the sale of MD Office Solutions business and recognized $0.8 million in gain upon sale.
Total Other Income (Expense)
Total other expense is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Other income, net	$4,208	$967
Interest expense, net	(732)	(1,008)
Total other expense	$3,476	$(41)
Other income, net for nine months ended September 30, 2021 is predominantly comprised of $4.2 million PPP loan forgiveness from the Diagnostic Services and Construction business. As of September 30, 2021, the Company has no PPP loans outstanding.
Interest expense, net, for the nine months ended September 30, 2021 and 2020 is predominantly comprised of interest costs and the related amortization of deferred issuance costs on our debt.
Income Tax Expense
For the nine months ended September 30, 2021, we recorded an income tax expense of $34 thousand. See Note 10, Income Taxes, within the notes to our unaudited condensed consolidated financial statements for further information related to the income taxes.
Income from Discontinued Operations
See Note 2, Discontinued Operations of the unaudited condensed consolidated financial statements for information regarding discontinued operations.
Liquidity and Capital Resources
Overview
We used cash of $8.2 million of cash in operations during the nine months ended September 30, 2021, predominately from an increase in net working capital. Cash flow used in operations primarily consist of our overall net income (adjusted for depreciation, amortization, and other non-cash items), and the net effect of changes in working capital. Cash flow provided by investing activities from the DMS Sale Transaction was used primarily for a $9.9 million reduction in debt, $1.0 million preferred dividend payment and general use in net working capital. Cash flow from financing activities primarily consisted of our net payments of borrowings on various revolving facilities and the receipt of cash from the conversion of cash warrants converted into common stock, offset by the repayments of finance leases and dividends.

Our principal sources of liquidity include our existing cash and cash equivalents, cash generated from operations, and funds available under various credit facilities and proceeds from sale of DMS Health. As of September 30, 2021, we had $5.7 million of cash, cash equivalents and restricted cash and $1.7 million available under our Sterling revolving line of credit.
We require capital, principally for capital expenditures, acquisition activity, dividend payments and to finance accounts receivable and inventory. Our working capital requirements vary from period to period depending on inventory requirements, the timing of deliveries, and the payment cycles of our customers. Our capital expenditures consist primarily of medical imaging and diagnostic devices utilized in the delivery of our services, equipment used for construction projects, as well as vehicles and information technology hardware and software.
Regarding our debt, we had approximately $14.0 million in short term debt due to our borrowings which is classified as short term as disclosed in Note 8. Debt. The $7.4 million SNB debt primarily supports our healthcare business and matures in 2024, but GAAP rules require that the outstanding balance be classified as short-term debt, due to the automatic sweep feature embedded in the traditional lockbox arrangement along with a subjective acceleration clause in the SNB Loan and Security Agreement. In practice, we have the ability to immediately borrow back these daily sweeps to fund our working capital. As of September 30, 2021, we were in compliance with all borrowing arrangements related to our Healthcare division. As of September 30, 2021, we had $1.7 million of borrowing capacity to fund the operations of these divisions.
As of September 30, 2021, we have $5.5 million outstanding on our Construction revolvers with Gerber and were not in compliance with all bi-annual borrowing covenants for Gerber, but obtained waivers for the bi-annual measurement period ended June 30, 2021. While Gerber has historically provided us with waivers, there is no assurance that we will be able to receive waivers for covenant violations in the future, or that we will meet compliance with covenants in the future. We have $1.1 million outstanding on our Star term loan, on which we have been making timely payments and are in compliance with the borrowing arrangements. Related party notes of $2.3 million that were outstanding as of December 31, 2020 were fully paid off on April 1, 2021, using proceeds from the DMS Sale Transaction. In addition, as of September 30, 2021, we had cash and cash equivalents of $5.7 million.
The Company is forecasting SNB Loan covenant violations within twelve months after the date that financial statements are issued. Management believes that this forecasted violation raises substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that financial statements are issued. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. Management is taking steps to provide the Company with the opportunity to continue as a going concern, including but not limited to increased pricing, improvements in operations, and obtaining additional financing. There can be no assurance that we will be successful in procuring of such efforts. Our abilities to continue as a going concern maybe dependent on our ability to implement our plans.
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
Pursuant to the terms of the Underwriting Agreement, we granted to Maxim an option for a period of 45 days (the “Over-Allotment Option”) to purchase up to 225,000 additional shares of our common stock and 225,000 Warrants to purchase up to an additional 112,500 shares of our common stock. Effective as of the closing of the Offering, Maxim exercised the Over-Allotment Option for the purchase of 225,000 Warrants for a price of $0.01 per Warrant. On June 10, 2020, Maxim exercised the Over-Allotment Option for the purchase of 225,000 shares of our common stock for a price of $2.24 per share, before underwriting discounts. The closing of the sale of the over-allotment shares brought the total number of shares of common stock we sold in the Offering to 2,450,000 shares, and total gross proceeds to approximately $5.5 million. In addition, the Company received $2.2 million million from investors in the Offering throughout the balance of September 30, 2021, due to the exercise of a portion of the Warrants sold in the Offering, bringing the total gross proceeds from equity issuance to $7.7 million. .

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

As of September 30, 2021, 1.0 million warrants were exercised and 1.5 million warrants remained outstanding at an exercise price of $2.25.
Cash Flows
The following table shows cash flow information for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(8,176)	$(1,880)
Net cash provided by (used in) investing activities	$17,794	$(490)
Net cash (used in) provided by financing activities	$(7,317)	$4,745
Operating Activities
The increase in cash used compared to the prior year period was primarily due to operating losses due to increased material prices in the Construction division.
Investing Activities
The increase in investing activities positive cash flow compared to the prior year period was primarily attributable to $18.75 million proceeds received from DMS Health disposition.
Financing Activities
The decrease in cash flow from financing activities is primarily due to a $7.9 million pay down of the SNB Credit Facility, $2.3 million pay down of the ATRM Promissory Notes, and $0.7 million pay down of the EBGL Premier Note, $1.0 million pay down of preferred stock dividends, using the proceeds from the sale of the DMS Health business.
Sterling Credit Facility
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “SNB Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers (collectively, the “SNB Borrowers”); the Company, as guarantor; and Sterling National Bank, a national banking association, as lender (“Sterling” or “SNB”).
The SNB Loan Agreement is a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for revolving loans (the “SNB Credit Facility”). Under the SNB Credit Facility, the SNB Borrowers can request the issuance of letters of credit in an aggregate amount not to exceed $0.5 million at any one time outstanding. The borrowings under the SNB Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby all receipts within the lockbox are swept daily to reduce borrowings outstanding. As of September 30, 2021, the Company had $0.1 million of letters of credit outstanding and had additional borrowing capacity of $1.7 million.
At the Borrowers’ option, the SNB Credit Facility will bear interest at either (i) a Floating LIBOR Rate, as defined in the Loan Agreement, plus a margin of 2.50% per annum; or (ii) a Fixed LIBOR Rate, as defined in the Loan Agreement, plus a margin of 2.25% per annum. As our largest single debt outstanding, our floating rate on this facility at September 30, 2021 was 2.58%.
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
At September 30, 2021, the Company was in compliance with the covenants under the SNB Loan Agreement.
Construction Loan Agreements
As of September 30, 2021, the Construction division had outstanding revolving lines of credit and term loans of approximately $5.5 million. This debt includes: (i) $3.5 million principal outstanding on KBS’s $4.0 million revolving credit facility under a Loan and Security Agreement, dated February 23, 2016, (as amended, the “KBS Loan Agreement”), with Gerber and (ii) $2.0 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a Revolving Credit Loan Agreement, which was increased from $3.0 million to $4.0 million on July 30, 2021. The Construction division was at the maximum borrowing capacity under both revolving lines of credit, based on the inventory and accounts receivable on September 30, 2021 which fluctuates weekly.
KBS Loan Agreement
On February 23, 2016, ATRM, KBS and Main Modular Haulers, Inc. (a former subsidiary of ATRM) entered into a Loan and Security Agreement, (as amended, the “KBS Loan Agreement”), with Gerber. The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory and other collateral. The KBS Loan Agreement, which was scheduled to expire on February 22, 2018, has been automatically extended for successive one (1) year periods in accordance with its terms and is now scheduled to expire on February 22, 2022. The KBS Loan Agreement will be automatically extended for another one (1) year period unless a party thereto provides prior written notice of termination. As of September 30, 2021 neither party has provided notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, equating to 6.00% at September 30, 2021, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its assets and are guaranteed by ATRM. Unsecured promissory notes issued by KBS and ATRM are subordinate to KBS’s obligations under the KBS Loan Agreement. The KBS Loan Agreement contains representations, warranties, affirmative and negative covenants, defined events of default and other provisions customary for financings of this type. Financial covenants require that KBS maintain a maximum leverage ratio (as defined in the KBS Loan Agreement) and KBS not incur a net annual post-tax loss in any fiscal year during the term of the KBS Loan Agreement. The borrowings under the KBS Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby certain receipts are swept daily to reduce borrowings outstanding. At September 30, 2021, approximately $3.5 million was outstanding under the KBS Loan Agreement.
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
As of June 30, 2021 and December 31, 2020, KBS was not in compliance with the bi-annual financial covenants requiring no net annual post-tax income for KBS of at least $385 thousand, during the nine months ended September 30, 2021. So long as EBITDA for the year ended December 31, 2021 is at least $1.5 million, KBS may nevertheless comply with the covenant for the year, but as of June 30, 2021, KBS was not in compliance with the bi-annual financial requirement requiring EBITDA to equal at least $880 thousand. The occurrence of any event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable. Subsequently, we obtained a waiver from Gerber for these events.
On July 30, 2021 in connection with the Fourth EBGL Amendment, Gerber, KBS, ATRM and the Company entered into an eighteenth amendment to the KBS Loan Agreement in order to, among other things, (a) confirm the cancellation of certain subordination agreements with Lone Star Value Management, LLC (“LSVM”) and Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”), after the LSVM Note and LSV Co-Invest June Note and January Note were paid by the Company, (b) amend the terms of the KBS Loan Agreement, including the definitions of “Ancillary and “Subordinated Lender” to include SRE and remove LSVM and LSV Co-Invest I, and (c) add confirm certain cross-default provisions
EBGL Premier Note
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
All obligations under the Premier Loan Agreement have been repaid in full in second quarter and no amount remains outstanding as of September 30, 2021. In exchange Premier terminated all of its security interests in the assets of EBGL.

Gerber Star and EBGL Loans
On January 31, 2020, SRE, 947 Waterford Road, LLC (“947 Waterford”), 300 Park Street, LLC (“300 Park”), and 56 Mechanic Falls Road, LLC (“56 Mechanic” and together with SRE, 947 Waterford, and 300 Park, (the “Star Borrowers”), each an Investments Subsidiary, and the Company, ATRM, KBS, EdgeBuilder, and Glenbrook (collectively, the “Star Credit Parties”), entered into a Loan and Security Agreement (as amended, the “Star Loan Agreement”) with Gerber providing the Star Borrowers with a credit facility with borrowing availability of up to $2.5 million ($2.0 million and $0.5 million to KBS and EBGL, respectively) (the “Star Loan”). The advance of $2.0 million to KBS is to be repaid in monthly installments of sixty (60) consecutive equal payments. The advance of $0.5 million to EBGL, which has been temporarily increased by $0.3 million due to be repaid on April 30, 2020, is to be repaid in monthly installments of twelve (12) consecutive equal payments. On February 20, 2020, the Star Borrowers entered into a first amendment to the Star Loan Agreement (the “First Star Amendment”) in order to (i) temporarily advance $0.3 million to EBGL, which amount is to be repaid to Gerber on or before April 30, 2020; (ii) clarify that Gerber can make multiple advances under the Star Loan Agreement, and (iii) to correct the maturity date of the Star Loan. On April 30, 2020, the Star Borrowers entered into a second amendment to the Star Loan Agreement (the “Second Star Amendment”) to change terms of repayment for the advance of $0.3 million to EBGL to provide for repayment in three consecutive equal monthly installments, commencing on May 30, 2020, with a final installment on or before July 31, 2020. EBGL paid off approximately $0.5 million of the advance in 2020 and $1.1 million was outstanding, net with deferred financing costs, under the Star Loan Agreement as of September 30, 2021.

On January 31, 2020, EdgeBuilder and Glenbrook (the “EBGL Borrowers”), each a Construction subsidiary, and the Company, Star, 947 Waterford, 300 Park, 56 Mechanic, ATRM, and KBS (collectively, the “EBGL Credit Parties”), entered into a Loan and Security Agreement (the “EBGL Loan Agreement”) with Gerber providing the EBGL Borrowers with a credit facility with borrowing availability of up to $3.0 million (the “EBGL Loan”). On March 5, 2020, the EBGL Borrowers entered into a first amendment to the EBGL Loan Agreement (the “First EBGL Amendment”) with Gerber that amended the EBGL Loan Agreement and the KBS Loan Agreement to include a pledge $0.3 million of cash collateral by LSVI under the EBGL Loan Agreement which, prior to the First EBGL Amendment, was pledged by LSVI in connection with the KBS Loan Agreement. On July 1, 2020, the EBGL Borrowers entered into a second amendment to the EBGL Loan Agreement to terminate the pledge of $0.3 million in cash collateral. On February 26, 2021, the EBGL Borrowers entered into a third amendment to the EBGL Loan Agreement (the “Third EBGL Amendment”) pursuant to which the Company and Gerber agreed to, among other things, eliminate the minimum leverage ratio covenant, lower the minimum EBITDA, and require the borrowers to not incur a net operating loss on bi-annual basis. The Third EBGL Amendment also discharged the EBGL Eberwein Guaranty described below. As of September 30, 2021, approximately $2.0 million was outstanding under the EBGL Loan Agreement.
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
The Star Loan Agreement and EBGL Loan Agreement contain representations, warranties, affirmative and negative covenants, events of default and other provisions customary for financings of this type. The financial covenants under the EBGL Loan Agreement applicable to the EBGL Borrowers include maintenance of a minimum tangible net worth, a minimum debt service coverage ratio and minimum net income. The Financial covenants under the Star Loan Agreement applicable to the Star Borrowers include a minimum debt service coverage ratio. The occurrence of any event of default under the Loan Agreements may result in the obligations of the Borrowers becoming immediately due and payable. As of June 30, 2021, EBGL was not in compliance with the bi-annual financial covenants under the Star Loan Agreement and EBGL Loan Agreement. The occurrence of any event of default under the EBGL Loan Agreement may result in EBGL’s obligations under the EBGL Loan Agreement becoming immediately due and payable. In July, 2021, we obtained a waiver from Gerber for these events and, as part of the Fourth EBGL Amendment (described above).
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
On October 21, 2021, the Star Borrowers entered into the fifth amendment to the Star Loan Agreement (the “Fifth Star Amendment”) with Gerber to amend the definition of “Reserves” to include a minimum amount, subsequent to Glenbrook Building Supply, Inc. entering a new lease for a larger property.
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
During Q4 2020 and January 2021, the Company applied for forgiveness on all PPP loans. As of Q4 2020, $2.5 million of the Healthcare division PPP Notes were forgiven. During Q2, 2021, all amounts under the Construction division and Healthcare division PPP Notes were forgiven. As of September 30, 2021, the Company has no PPP loans outstanding.
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

On October 12, 2021, the Company entered into a Guaranty Agreement (the “IHT Guaranty”) to guarantee the obligations of KBS to Cape Built Construction, under the Subcontract in the event of a material breach by KBS up to $2.3 million with such amount decreasing as product deliveries occur.

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our executive chairman and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Due to the existence of the material weaknesses as described below, our executive chairman and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021.
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
Plan for Remediation of the Material Weakness in Internal Control Over Financial Reporting
The Company has developed and implemented a remediation plan which includes, but is not limited to, a more detailed review over debt contracts and the proper application of GAAP.
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
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

Exhibit Number	Description

10.1*	Gerber EBGL Fifth Amendment to Loan and Security Agreement, dated October 21, 2021, by and among Gerber Finance Inc., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc.

31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
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

STAR EQUITY HOLDINGS, INC.

Date:	November 12, 2021	By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein Executive Chairman (Principal Executive Officer)

/s/ DAVID J. NOBLE
David J. Noble Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)