Form 10-K
period 2021-12-31
STAR EQUITY HOLDINGS, INC.
filed 2022-03-31
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting common stock held by non-affiliates based on the closing stock price on June 30, 2021, was $17.1 million. For purposes of this computation only, all executive officers and directors have been deemed affiliates.
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 28, 2022 was 14,982,507.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2022 annual meeting of shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

STAR EQUITY HOLDINGS, INC.
FORM 10-K—ANNUAL REPORT
For the Fiscal Year Ended December 31, 2021

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
Corporate Information
Star Equity Holdings, Inc. (“Star Equity” or the “Company”) is a diversified holding company with three divisions: Healthcare, Construction, and Investments. Star Equity, which was incorporated in Delaware in 1997, was formerly known as Digirad Corporation until it changed its name to Star Equity Holdings, Inc. effective January 1, 2021. For additional details related to the Company’s reportable segments, see Item 1. Business – Business Segments and Note 15. Segments within the notes to our accompanying consolidated financial statements. Unless the context requires otherwise, in this report the terms “we,” “us,” and, “our” refer to Star Equity and our wholly owned subsidiaries.
ITEM 1.     BUSINESS
Overview
Star Equity has operated as a multi-industry holding company since the acquisition of ATRM Holdings, Inc. (“ATRM”) in September 2019. With that merger, we added two construction businesses and one investment business to what historically had been a pure-play healthcare company. Today, Star Equity is a diversified holding company with operating businesses in two key industry sectors of the economy, Healthcare and Construction.
Our Healthcare division, which operates as Digirad Health, Inc., (“Digirad Health”) provides products and services in the area of nuclear medical imaging with a focus on cardiac health. Digirad Health operates across the United States. The Healthcare business comprises two businesses, Diagnostic Services, which offers imaging services to healthcare providers using a fleet of our proprietary solid-state gamma cameras and Diagnostic Imaging, which manufactures, distributes, and maintains our proprietary solid-state gamma cameras.
Our Construction division is made up of three operating businesses, KBS Builders, Inc. (“KBS”), EdgeBuilder, Inc., and Glenbrook Building Supply, Inc—with the latter two managed together and referred to jointly as “EBGL”. KBS is based in Maine and manufactures modular buildings for installation principally in the New England market. EBGL is based in the Minneapolis-Saint Paul area and principally serves the Upper Midwest. Together, the EBGL businesses manufacture and deliver structural wall panels and other engineered wood-based products as well as distribute building materials primarily to professional builder customers.
Currently, our Investments division is an internally focused unit directly supervised by Star Equity management. This entity currently holds our corporate-owned real estate, which currently includes our three manufacturing facilities in Maine that are leased to KBS, as well as any minority investments we make in public and private companies.
Strategy

Star Equity
We believe our diversified, multi-industry holding company structure will allow Star Equity management to focus on capital allocation, strategic leadership, mergers and acquisitions, capital markets transactions, investor relations, and management of our Investments division. Our structure frees up our operating company management teams to focus on their respective businesses, look for organic and bolt-on growth opportunities, and improve operations with less distraction and administrative burden associated with running a public company.
We continue to explore strategic alternatives to improve our market position and the profitability of our product offerings, generate additional liquidity, and enhance our valuation. We may pursue our goals through organic growth and through strategic alternatives. Some of these alternatives have included, and could continue to include, selective acquisitions of businesses, divestitures of assets or businesses, equity offerings, debt financings, or a restructuring of our Company.
Operating Businesses
We believe that both of our primary divisions, Healthcare and Construction, are well positioned for growth in large addressable markets. The key elements of our growth strategy include the following:
•Organic growth from our core businesses. We believe that we operate in markets and geographies that will allow us to continue to grow our core businesses, allowing us to benefit from our scale and strengths. We plan to focus our efforts on markets in which we already have a presence in order to take advantage of personnel, infrastructure, and brand recognition we have in these areas.
•Introduction of new services. In the Healthcare division, we plan to continue to focus on healthcare solutions-related businesses that deliver necessary assets, services, and logistics directly to the customer site. We believe that over time we can either purchase or develop new and complementary businesses, and take advantage of our customer loyalty and distribution channels. Additionally, we are exploring new imaging technologies through the recent establishment of a joint venture that is presently conducting research and development in the area of heart imaging. In the Construction division, we will consider opportunities to augment our service offering to better serve our customer base. We have done this in the New England market with our entry into the commercial multi-family segment. Other areas might include logistics, installation on site, and manufacturing of sub-components.
•Acquisition of complementary businesses. We plan to continue to look at complementary businesses that meet our internally developed financially disciplined approach for acquisitions to grow our Company. We believe there are many potential small public and private targets that can be acquired over time and integrated into our platform. We will also look at larger, more transformational mergers and acquisitions if we believe the appropriate mix of value, risk, and return is present for our stockholders. The timing of these potential transactions will always depend on market conditions, available capital, and valuation. In general, we want to be “value” buyers, and will not pursue any transaction unless we believe the post-transaction potential value is high for stockholders.
Business Segments
As of December 31, 2021, our three divisions are organized into the following four reportable segments as it relates to continuing operations, with Diagnostic Services and Diagnostic Imaging comprising our Healthcare business:
•Diagnostic Services
•Diagnostic Imaging
•Construction
•Investments
See Note 15. Segments, within the notes to our accompanying consolidated financial statements for financial data relating to our segments.
For discussion purposes, we categorized our Diagnostic Imaging and Diagnostic Services reportable segments as “Healthcare.” During the last two fiscal years, Healthcare had the following relative contribution to consolidated revenues:

	Year ended December 31,
	2021	2020
Healthcare Revenue:
Diagnostic Services	41.1%	50.3%
Diagnostic Imaging	13.9%	12.7%
Total Healthcare Revenue	55.0%	63.0%

Construction revenue is summarized as follows:

	Year ended December 31,
	2021	2020
Construction	45.0%	36.9%
Construction Revenue	45.0%	36.9%
Investments revenue is summarized as follows:

	Year ended December 31,
	2021	2020
Investments	—%	0.1%
Investments Revenue	—%	0.1%
Detailed Description of Our Operating Segments
Diagnostic Services
Through this segment, we offer a convenient and economically compelling imaging services program as an alternative to purchasing equipment or outsourcing the procedures to another physician or imaging center. For physicians who wish to perform nuclear imaging, echocardiography, vascular, or general ultrasound tests, we provide imaging systems, qualified personnel, radiopharmaceuticals, licensing services, and the logistics required to perform imaging in their own offices, and thereby the ability to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for those services, which are primarily cardiac in nature. We provide imaging services primarily to cardiologists, internal medicine physicians, and family practice doctors who typically enter into annual contracts for a set number of days ranging from once per month to five times per week.
Our portable nuclear and ultrasound imaging operations utilize a “hub and spoke” model in which centrally located regional hubs anchor multiple van routes in the surrounding metropolitan areas. At these hubs, clinical personnel load the equipment, radiopharmaceuticals, and other supplies onto specially equipped vans for transport to customer locations, where they set up the equipment for the day. After quality assurance testing, a technologist under the physician’s supervision will gather patient information, inject the patient with a radiopharmaceutical, and then acquire images for interpretation by the physician. At the conclusion of the day of service, all equipment and supplies are removed from the customer location and transported back to the central hub location. Our model relies on density and customer concentration to allow for efficiencies and maximum profitability, and therefore we are only located in geographies where there is a high concentration of people, cardiac disease, and opportunity for additional customer locations.
For our nuclear imaging services, we have obtained Radsite Intersocietal Accreditation Commission (“IAC”) and Intersocietal Commission for Echocardiography Laboratories (“ICAEL”) accreditation for our services. Our licensing infrastructure provides radioactive materials licensing, radiation safety officer services, radiation safety training, monitoring and compliance policies and procedures, and quality assurance functions to ensure adherence to applicable state and federal nuclear regulations.

Diagnostic Imaging
Through this segment, we sell our internally developed solid-state gamma cameras, imaging systems, and camera maintenance contracts. Our imaging systems include nuclear cardiac imaging systems, as well as general purpose nuclear imaging systems. We sell our imaging systems to physician offices and hospitals primarily in the United States, although we have sold a small number of imaging systems internationally. Our imaging systems are sold in both portable and fixed configurations, provide enhanced operability and improved patient comfort, fit easily into floor spaces as small as seven feet by eight feet, and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting, or within multiple departments of a hospital (e.g., emergency and operating rooms). Our Diagnostic Imaging segment revenues derive primarily from selling solid-state gamma cameras and post-warranty camera maintenance contracts.
The central component of a nuclear camera is the detector, which ultimately determines the overall clinical quality of images a camera produces. Our nuclear cameras feature detectors with advanced proprietary solid-state technology developed by us. Solid-state systems have a number of benefits over conventional photomultiplier tube-based camera designs typically offered by our competitors. Our solid-state technology systems are typically 2-to-5 times lighter and considerably more compact than most traditional nuclear systems, making them far easier and less costly to build, very reliable, and able to be utilized for mobile applications. We believe we are one of the market leaders in the mobile solid-state nuclear camera segment.
We believe our current imaging systems, with their state-of-the-art technology, will continue to be relevant for the foreseeable future. We will continue to enhance and adjust our existing systems for the changing nuclear imaging market, including software upgrades and smaller enhancements. However, to accomplish any significant changes and enhancements, we will utilize what we believe is a deep available pool of contract engineers on a flexible, as needed basis and do not maintain a fully staffed research and development department.
Construction
Through this segment, by way of our subsidiaries KBS and EBGL, we service residential and commercial construction projects by manufacturing modular housing units, structural wall panels, permanent wood foundation systems, and other engineered wood products, and by supplying general contractors with building materials. KBS is a Maine-based modular home manufacturer that has been in business since 2001. KBS offers products for both multi-family and single-family residential buildings, with a focus on customization to suit specific project requirements and providing engineering and design expertise. Glenbrook is a supplier of lumber, windows, doors, cabinets, drywall, roofing, decking and other building materials to professional builders and is based in the Minneapolis-Saint Paul area and the Hudson, Wisconsin area. EdgeBuilder is a manufacturer of structural wall panels, permanent wood foundation systems and other engineered wood products and conducts its operations out of a factory in Prescott, Wisconsin.
Investments
Through this segment, we currently hold real estate assets that we have acquired, as well some shares in a number of public companies, and will potentially manage other investments of Star Equity in the future. In April 2019, the Company funded the initial purchase of three manufacturing facilities in Maine that manufacture modular buildings and leased those three properties back to KBS. The initial funding of the assets acquisition was primarily through the revolver loan under our Sterling National Bank (“Sterling” or “SNB”) Credit Facility. Since that time, we have secured a new facility from Gerber Finance Inc. (“Gerber”) to finance these properties. We also hold minority investments in other companies and may expand this segment over time.
Our Competitive Strengths
Healthcare Services and Products
Our Healthcare division delivers convenient, effective and efficient healthcare solutions on an as needed, when needed, and where needed basis through our mobile products and services. Our Healthcare division’s diverse portfolio of mobile healthcare solutions and diagnostic imaging equipment and services provides hospitals, physician practices, and imaging centers throughout the United States access to technology and services necessary to provide patient care in the rapidly changing healthcare environment.
We believe that our competitive strengths are centered around our streamlined and cost-efficient approach to providing healthcare solutions to our customers at the point of need, while providing an array of industry-leading, technologically enabled healthcare imaging services, as described below:
•Broad Portfolio of Imaging Services. Approximately 41.1% of our consolidated revenues for the twelve months ended December 31, 2021 were derived from our diagnostic services business. We have developed and continue to refine an industry-leading, customer service-focused approach to our customers. We have found our focus in this area is a key factor in acquiring and retaining our service-based customers. We also recruit and maintain highly trained staff for our clinical and repair services, which allows us to provide superior and more efficient services.
•Unique Dual Sales and Service Offering. For the majority of our business, we offer a service-based model to our customers, allowing them to avoid making costly capital and logistical investments required to offer these services internally. Further, for a smaller portion of our business, we have the ability to sell the underlying capital equipment directly to our customers should their needs change and they desire to provide services on their own with the required capital equipment. This ability to serve our customers in a variety of capacities from selling equipment directly, or providing more flexibility through a service-based model, allows us to serve our customers according to their exact needs as well as the ability to capture both ends of the revenue spectrum.
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
•Addressable Markets and Revenue Opportunities. Bolstered by advances in medical imaging technology, large and growing global healthcare expenditures, an increasing demand for early disease detection and diagnosis, an aging population, and the anticipated end of the COVID-19 pandemic, we believe the vast size of the addressable market and the multitude of imaging procedures and applications in the diagnostic imaging market position us to grow revenue and market share in the coming years.
Construction Services and Products
Our competitive strengths at KBS include our strategic location within the Greater Boston and broader New England market. We also have the largest manufacturing capacity in the New England region with the ability to provide high quality wood-based volumetric modules for both single and commercial scale multi-family residential buildings. We also provide significant value through our longstanding engineering and design expertise, with a focus on customization to suit specific project requirements. We continue to develop our expertise and specialized knowledge in highly energy-efficient passive homes, which included the delivery of our first zero-energy modular homes for the affordable housing segment during 2020. Additionally, we believe there is a large opportunity in the commercial-scale multi-family modular segment and we have continued to pursue more of these projects since 2020.
At EdgeBuilder, we offer a superior product for commercial scale multi-family projects, focusing on structural wall panels. Our engineering and design capabilities allow us to create a product that is unique to the specific project’s requirements. We also provide value with our vertically integrated in-house delivery capability, which helps us to be cost-competitive. Our production strategy is to utilize automation and the most efficient methods of manufacturing and high-quality materials in all EdgeBuilder projects. Through our building products distribution business, we operate a professional lumber yard and showroom and deliver highly personalized service, knowledgeable salespeople, and attention to detail that the larger, big-box chain home stores do not provide.
We expect the modular and offsite construction industry to achieve revenue growth over the next several years due to the rising demand for modular engineering in several sectors, such as healthcare, education, and multi-family housing, given the comparatively low cost and availability of fully equipped manufactured housing versus site-built construction housing. We believe our Construction division is well positioned to capitalize on the growing popularity of offsite housing construction—both modular and panelized—throughout the United States, including in our two current target markets.
Sales
Healthcare
We maintain separate sales organizations that are aligned with each of our business units, which operate independently but in cooperation with each other. Diagnostic Services concentrates its efforts on twelve regional areas where the majority of its business is concentrated based on concentrations of people and cardiac disease. Diagnostic Imaging sales efforts are conducted throughout the United States and certain foreign countries, and are not concentrated to any particular region or area within the United States as the customer profile for this business can be at any hospital or physician practice. Diagnostic Services and Diagnostic Imaging, though separate sales teams, work collaboratively to help fulfill customer needs through either small practice mobile nuclear cardiac imaging services, or to provide capital equipment sales should the customer decide to own the equipment in house.
Construction

KBS markets its modular homes products through both outside and inside salespeople. Our inside sales team works primarily with our network of independent dealers who source end customers for single family homes, largely in northern New England. Our outside sales team prospects for single-family residential and commercial scale multi-unit projects through new and established relationships with architects, designers, developers, owners builders, general contractors, consultants, and construction managers throughout New England. Their work involves developing and negotiating the full scope of work for KBS, terms of payment, and general requirements for each project.
EBGL markets its engineered structural wall panels and permanent wood foundation systems through direct sales people to a network of builders, contractors and developers in the Minneapolis-Saint Paul area and the Upper Midwest states. EBGL’s direct sales organization is responsible for both residential and commercial projects. Our marketing efforts include participation in industry trade shows, production of product literature, and the use of sales support tools. Our showroom and lumber yard processes orders over the phone and services walk-in traffic, mainly focusing on serving professional builders with our highly experienced in-house sales clerks.
Competition
Healthcare
The market for diagnostic products and services is highly competitive. Our business, which is focused primarily on the private practice and hospital sectors, continues to face challenges of demand for diagnostic services and imaging equipment, which we believe is due in part to the impact of the Deficit Reduction Act on the reimbursement environment and the 2010 Healthcare Reform laws, as well as general uncertainty in overall healthcare and legislative changes in healthcare, such as the Affordable Care Act. These challenges have impacted, and will likely continue to impact, our operations. We believe that the principal competitive factors in our market include acceptance by hospitals and physicians, relationships that we develop with our customers, budget availability for our capital equipment, and requirements for reimbursement, pricing, ease-of-use, reliability, and mobility.
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
Diagnostic Imaging. In selling our imaging systems, we compete against several large medical device manufacturers who offer a full line of imaging cameras for each diagnostic imaging technology, including x-ray, MRI, CT, ultrasound, nuclear medicine, as well as SPECT/CT and PET/CT hybrid imagers. The existing nuclear imaging systems sold by these competitors have been in use for a longer period of time than our internally developed nuclear gamma cameras, and are more widely recognized and used by physicians and hospitals; however, they are generally not solid-state, light-weight, as flexible, or portable. Additionally, certain medical device companies have developed a version of solid-state gamma cameras that may directly compete with our product offerings. Many of the larger multi-modality competitors enjoy significant competitive advantages over us, including greater brand recognition, greater financial and technical resources, established relationships with healthcare professionals, broader distribution networks, more resources for product development, marketing, and sales, and the ability to bundle products to offer discounts.
Construction
The market for construction, including through offsite manufacturing, is highly competitive.
KBS is a regional manufacturer of modular housing units with its primary target market being the New England states. Several modular manufacturing competitors are located in these New England states and in nearby Pennsylvania. Some competitors have manufacturing locations in Canada and ship their products to the United States.
EBGL is a regional manufacturer of engineered structural wall panels and permanent wood foundation systems and also has a local professional-builder-focused retail distribution business. EBGL’s market is primarily the Upper Midwest states (Iowa, Minnesota, Missouri, North Dakota, South Dakota, and Wisconsin) though largely concentrated within Minnesota and Wisconsin. Glenbrook Building Supply’s professional building material distribution business competes on a local level against both small, local lumber yards, regional building supply companies, and to a certain degree, the “big box” stores such as Home Depot, Lowe’s, and Menard’s.

Intellectual Property
We rely on a combination of patent, trademark, copyright, trade secret, and other intellectual property laws, nondisclosure agreements, and other measures to protect our intellectual property. We require our employees, consultants, and advisors to execute confidentiality agreements and to agree to disclose and assign to us all inventions conceived during the workday, using our property, or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. As discussed herein, Healthcare division intellectual property is currently subject to a security interest under the credit facility with SNB.
Our Construction division’s intellectual property is currently subject to a security interest under the credit facility with Gerber.
Patents
We have developed a patent portfolio that covers our products, components, and processes. We have 10 non-expired United States patents. The patents cover, among other things, aspects of solid-state radiation detectors that make it possible for the Company to provide mobile imaging services, and our scan technology that provides for lower patient doses and more specific cardiac images. Our patents expire between 2022 (U.S. Patent 6,734,416) and 2030 (U.S. Patent 8,362,438). While each of our patents applies to nuclear medicine, many also apply to the construction of area detectors for other types of medical and non-medical imagers and imaging methods.
We do not hold any patents within our Construction business.
Trademarks and Copyrights
Our registered trademark portfolio consists of registrations in the United States for Digirad® and CARDIUS®. The Company has produced proprietary software for Diagnostic Imaging systems including: nSPEED™ 3D-OSEM Reconstruction, SEEQUANTA™ acquisition, and STASYS™ motion correction software. We also license certain software products, and their related copyrights, on a nonexclusive basis from Cedars-Sinai Health System. The license includes updates to the software. The license may be terminated at any time by either party upon notice if the other party materially breaches the agreement. Non-payment to licensor is considered a material breach. The license may also be automatically terminated by licensor if (i) an “event of default” occurs under indebtedness for borrowed money of licensee; (ii) licensee ceases business operations; (iii) licensee dissolves; or (iv) licensee commences bankruptcy proceedings. On May 23, 2018, the parties entered into an amendment to the license agreement to, among other things, extend the term of license through July 1, 2023.
Raw Materials
Diagnostic Imaging. We and our contract manufacturers use a wide variety of materials, metals, and mechanical and electrical components for production of our nuclear imaging gamma cameras. These materials are primarily purchased from external suppliers, some of which are single-source suppliers. Materials are purchased from selected suppliers based on quality assurance, cost effectiveness, and constraints resulting from regulatory requirements. We work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability. Inflation and global commodity supply and demand can ultimately affect pricing of certain of these raw materials. Though we believe we have adequate available sources of raw materials, there can be no guarantee that we will be able to access the quantity of raw material needed to sustain operations, as well as at a cost-effective price.
Diagnostic Services. Our Diagnostic Services operations utilize radiopharmaceuticals for our nuclear services. The underlying raw material for creation of the array of doses utilized in nuclear medicine is produced from a total of five main production facilities throughout the world, typically from highly enriched uranium resources. These resources have been and are expected to continue to produce enough raw materials to address the global market, although global conflict in some uranium-rich countries could reduce supply. There continues to be pressure to utilize low or non-enriched uranium resources to produce the underlying nuclear doses.
Construction. Both KBS and EBGL operate in the wood-based construction market. The primary raw materials used in their production processes include dimensional lumber, mainly spruce-pine-fir (SPF), and sheathing/sheet goods (OSB and plywood). The majority of underlying raw material for both KBS and EBGL are sourced by wholesalers and mills in United States, and we from time to time source from Canada. Both businesses depend on the reliability of the lumber supply chain and are sensitive to varying degrees to wood-based commodity price fluctuations.

Manufacturing
Diagnostic Imaging. We manufacture our nuclear imaging gamma cameras by employing a strategy that combines using internal manufacturing resources for devices requiring specific expertise due to our proprietary design coupled with qualified contract manufacturers. Mechanical and electronic components of our systems are produced by contract manufacturers, whereas the most complex components, final assembly, and final system performance tests are performed at our facility. All of our suppliers of critical materials, components, and subassemblies undergo supplier qualifications and ongoing quality audits in accordance with our supplier quality process.
We and our contract manufacturers are subject to U.S. Food and Drug Administration (“FDA”) Quality System Regulations, state regulations, and standards set by the International Organization for Standardization, or ISO. We are currently certified to the EN ISO 13485:2016 quality standard. We have received FDA 510(k) clearance for our complete nuclear imaging camera product line (Cardius® XPO, Cardius® X-ACT, and Ergo™ gamma cameras). In addition, the X-ACT camera utilizes an x-ray technology to provide attenuation correction information for the SPECT reconstruction. We also have received additional FDA clearance of our Ergo™ large-field-of-view General Purpose Imager for use in intraoperative and molecular breast imaging.
Construction. KBS began manufacturing single family homes in 2001 and commercial modular multi-family housing units in 2008. In subsequent years, KBS expanded its product offerings to include a variety of commercial buildings including apartments, condominiums, townhouses, dormitories, hospitals, office buildings, and other structures. The structures are built inside our climate-controlled factories and are then transported to the site where they are set, assembled, and secured on the foundation. Electrical, plumbing, and HVAC systems are inspected and tested in the factory, prior to transportation to the site, to ensure the modules meet all local building codes and quality requirements. Modular construction has gained increased acceptance and is a preferred method of building by many architects and general contractors. The advantages of modular construction include: modules are constructed in a climate-controlled environment; weather conditions usually do not interrupt or delay construction; the building is protected from weather, reducing the risk of mold due to materials absorbing moisture from rain or snow; reduced site work; improved safety and security; reduced vandalism and attrition (as the building is immediately secured); and a significant reduction in overall project time.
EBGL consists of two separate companies (EdgeBuilder and Glenbrook) operating in tandem with a common management team. EdgeBuilder manufactures wall panels and permanent wood foundations (PWF) in a climate-controlled factory, then transports the panels to the construction site via flat-bed trucks. The panels are typically unloaded by crane and erected, or assembled, on site by professional framing contractors. Panelized construction, especially in large-scale, multi-unit projects, is becoming increasingly popular due to the heightened demand for construction labor. Additionally, because the wall panels are constructed in a controlled indoor environment, waste, weather-related delays, and mistakes are minimized. This shaves weeks off large, multi-unit construction schedules, leaving room for more annual builds. Glenbrook, as a retailer of professional building products, is not directly involved in manufacturing but does often sell and ship product in tandem with EdgeBuilder wall panel deliveries. As International Building Code® continues to evolve, KBS and EBGL, along with our professional partners in the industry, meet code changes with innovative products and a dedicated staff for adherent builds.
Healthcare Reimbursement
All of Healthcare customers typically rely primarily on the Medicare and Medicaid programs and private payors for reimbursement. As a result, demand for our products and services are dependent in part on the coverage, reimbursement policies, and ability to pay of these payors. Third party coverage and reimbursement is subject to extensive federal, state, local, and foreign regulation, and private payor rules and policies. In many instances, the applicable regulations, policies, and rules have not been definitively interpreted by regulatory authorities or the courts, are open to a variety of interpretations, and are subject to change without notice.
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
Medicare reimbursement rules are subject to annual changes that may affect payment for services that our customers provide. In addition, Congress has passed healthcare reform proposals that are intended to expand the availability of healthcare coverage and reduce the growth in healthcare spending in the United States. Many of these laws affect the services that our customers provide, and could change further over time.

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
The following is a summary of some of the laws and regulations applicable to our business:
•Anti-Kickback Laws. The Medicare/Medicaid Patient Protection Act of 1987, as amended, which is commonly referred to as the “Anti-Kickback Statute”, prohibits us from knowingly and willingly offering, paying, soliciting, or receiving any form of remuneration in return for the referral of items or services, or to purchase, lease, order, or arrange for or recommend purchasing, leasing, or ordering any good, facility, service, or item, for which payment may be made under a federal healthcare program. Violation of the federal Anti-Kickback Statute is a felony, punishable by criminal fines and imprisonment, or both, and can result in civil penalties and exclusion from participation in healthcare programs such as Medicare and Medicaid. Many states have adopted similar statutes prohibiting payments intended to induce referrals of products or services paid by Medicaid or other nongovernmental third-party payors.
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
Human Capital Resources
As of December 31, 2021, we had a total of 458 employees in all our divisions, of which 202 were employed in clinical health-related positions, 105 in manufacturing, 63 in operational roles, 66 in general and administrative functions, and 22 in marketing and sales. All positions are in the United States. We also utilize varying amounts of temporary workers as necessary to fulfill customer requirements. We have policies to prevent discrimination based on gender, race, disability, ethnicity, nationality, religion, sexual orientation, gender identity, or gender expression. We take affirmative action to ensure that applicants are employed, and that employees are treated during employment, without regard to their race, color, religion, sex, or national origin. We also take affirmative action to employ and advance veterans in employment. We have not experienced any work stoppages and consider our employee relations to be good.
Recent History of our Business Transformation
On October 30, 2020, Star Equity entered into a Stock Purchase Agreement (the “DMS Purchase Agreement”) with Knob Creek Acquisition Corp., a Tennessee corporation (“Buyer”), subject to the satisfaction or waiver of certain conditions. Buyer will purchase all of the issued and outstanding common stock of DMS Health Technologies Inc. (“DMS Health”), which operated our Mobile Healthcare business segment, from Project Rendezvous Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Company (the “DMS Sale Transaction”). As a result of the entry into the DMS Purchase Agreement, as of December 31, 2020, the Mobile Healthcare business met the criteria to be classified as held for sale and is reported on the Consolidated Statements of Operations as discontinued operations and on the Consolidated Balance Sheets as Assets and Liabilities held for sale. The purchase price for the DMS Sale Transaction is $18.75 million in cash. After certain adjustments, including a working capital adjustment, we received an immaterial amount of net escrow settlement in January, 2022.
On February 1, 2021, the Company completed the sale of its MD Office Solutions (“MDOS”) subsidiary to M.D.O.S.C.A Inc., a California based holding company (“MDOSCA”), in exchange for a secured promissory note in the original principal amount of $1.4 million and entry into multi-year service and support agreements between MDOSCA and Digirad Health.
On March 31, 2021, in connection with completing the sale of DMS Health, the Company, certain subsidiaries of the Company, and SNB entered into a Second Amendment to the SNB Loan Agreement (as defined below) pursuant to which, among other things, SNB consented to the sale of DMS Health and its subsidiaries, removed DMS Health and its subsidiaries as borrowers under the SNB Loan Agreement, and required the principal to be paid down to $7.0 million.
On June 2, 2021, our board of directors adopted, and we entered into, a Rights Agreement (the “Rights Agreement”) with American Stock Transfer & Trust Company, LLC, as rights agent, designed to preserve the value of our significant U.S. net operating loss carryforwards (“NOLs”) and other tax benefits by deterring transfers of our common stock that could result in an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”). In connection with the

Rights Agreement, our board of directors declared a dividend to our stockholders of record as of the close of business on June 14, 2021, for each outstanding share of our common stock, of one right to purchase one one-thousandth of a share of a new series of participating preferred stock of our Company at a specified exercise price.
Pursuant to the Rights Agreement, if any person or group acquires 4.99% or more of the outstanding shares of our common stock without our board of directors’ permission, or if a person or group that already owns 4.99% or more of our common stock acquires additional shares without our board of directors’ permission, then, subject to certain exceptions, there would be a triggering event under the Rights Agreement. The rights would then become exercisable and entitle stockholders (other than the acquiring person or group) to purchase additional shares at a significant discount and result in significant dilution in the economic interest and voting power of the acquiring person or group. In its discretion, our board of directors may exempt certain transactions from the provisions of the Rights Agreement, including if our board of directors determines that the transaction will not jeopardize our tax benefits, or the transaction will otherwise serve our best interests. Any stockholder desiring to own 5% or more of our shares, or increase an existing ownership position that is already at or above 5%, can request an exemption from our board of directors by submitting certain basic information to us and following the other instructions included in the Rights Agreement. The Rights Agreement and the rights issued under the Rights Agreement will expire on June 2, 2024, or on an earlier date if certain events occur, as described more fully in the Rights Agreement.
At our Annual Meeting of Stockholders held on October 21, 2021, our stockholders ratified and approved the Rights Agreement and a protective amendment to our Restated Certificate of Incorporation designed to protect the tax benefits of our NOLs. Additional information regarding the Rights Agreement is contained in our Definitive Proxy Statement filed with the Securities and Exchange Commission (the “SEC”) on September 22, 2021.
No rights were exercisable at December 31, 2021. There is no impact to financial results as a result of the adoption of the Rights Agreement for the year ended December 31, 2021.
On December 10, 2021, we entered into a securities purchase agreement (the “Purchase Agreement”) with Jeffrey E. Eberwein, our Executive Chairman, relating to the issuance and sale of 650,000 shares of our common stock at a purchase price of $3.25 per share pursuant to a private placement. The transaction was approved by a Special Committee of our board of directors made up of independent directors and by the Audit Committee of our board of directors. The gross proceeds to us from the transaction, before deducting transaction fees and other transaction expenses, were $2.1 million.
Pursuant to the Purchase Agreement, we agreed to use commercially reasonable efforts to file a resale registration statement to register under the Securities Act of 1933 the resale by Mr. Eberwein of the shares as soon as practicable following the issuance and filing with the SEC of our audited financial statements for the year ending December 31, 2021, in connection with the filing of our Annual Report on Form 10-K. In connection with the Purchase Agreement, Mr. Eberwein agreed to enter into a lock-up agreement whereby he agreed not to offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of or enter into any transaction which is designed to result in the disposition of the shares, subject to certain exceptions, until the date that is six months following the closing date of the transaction.
Beginning January 1, 2022, we appointed Richard K. Coleman, Jr. as our new Chief Operating Officer. Mr. Coleman’s addition increases the capacity of our senior leadership team. In this role, he oversees our operations, assist our business leaders in achieving their growth and profitability goals and will launch new business initiatives, as well as help analyze and integrate future acquisitions. Mr. Coleman brings more than 30 years of executive leadership experience with extensive expertise in business development, operational excellence, and acquisitions.
On January 24, 2022, we closed an underwritten public offering (the “Offering”) pursuant to an underwriting agreement with Maxim Group LLC, as representative of the underwriters. The Offering was for 9,500,000 shares of common stock (or pre-funded warrants to purchase shares of common stock in lieu thereof) and warrants to purchase up to 9,500,000 shares of common stock (the “common warrants”). Each share of common stock (or pre-funded warrant in lieu thereof) was sold together with one common warrant to purchase one share of common stock at a price of $1.50 per share and common warrant. Gross proceeds, before deducting underwriting discounts and offering expenses and excluding any proceeds we may receive upon exercise of the common warrants, were $14.3 million and net proceeds were $12.8 million.

Available Information
We file electronically with the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”). The SEC maintains a website (www.sec.gov), which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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

•We have a history of annual net losses attributable to common stockholders which may continue and which may negatively impact our ability to achieve our growth initiatives.
•We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could materially harm our business.
•We may not be able to achieve the anticipated synergies and benefits from business acquisitions.
•We face risks related to health pandemics, wars, inflation, and other widespread outbreaks of contagious disease, including COVID-19 and its variants, or other potential causes of global instability which could significantly disrupt our operations and impact our financial results.
•We are subject to particular risks associated with real estate ownership, which could result in unanticipated losses or expenses.
•Our revenues may decline due to reductions in Medicare and Medicaid reimbursement rates.
•Our Diagnostic Services revenues may decline due to changes in diagnostic imaging regulations and the use of third party benefit managers by states and private payors to drive down diagnostic imaging volumes.
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
•Our issued patents could be found invalid or unenforceable if challenged in court, at the United States Patent and Trademark Office (“USPTO”) or other administrative agency, or in other lawsuits which could have a material adverse impact on our business.
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
•Due to the nature of the work we and our subsidiaries perform, we may be subject to significant liability claims and disputes.
•Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.
•The Company Loan Agreements (as defined herein) governing our indebtedness contain restrictive covenants that restrict our operating flexibility and require that we maintain specified financial ratios. If we cannot comply with these covenants, we may be in default under one or more of the Company Loan Agreements.
•Substantially all of our assets (including the assets of our subsidiaries) have been pledged to lenders as security for our indebtedness under the Company Loan Agreements.
•The inability of our Company, KBS, EdgeBuilder or any of our other subsidiaries to comply with applicable financial covenants under the Company Loan Agreements could have a material adverse effect on our financial condition.
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
•A possible “short squeeze” due to a sudden increase in demand of our common stock that largely exceeds supply may lead to price volatility in our common stock.
•Payment of dividends on our common stock is prohibited unless we have declared and paid (or set apart for payment) full accumulated dividends on the Series A Preferred Stock, which also has a significant liquidation value.
•If we fail to pay dividends on our Series A Preferred Stock for six or more consecutive quarters, holders of our Series A Preferred Stock will be entitled to elect two additional directors to our board of directors.
•We may not be able to redeem our Series A Preferred Stock upon a Change of Control Triggering Event (as defined herein).
•As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze and compare our results of operations and financial prospects.
•If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, the price and trading volume of our securities could decline.
•The protective amendment contained in our Restated Certificate of Incorporation, which is intended to help preserve the value of certain income tax assets, primarily NOLs, may have unintended negative effects.
•Our stockholder rights plan, or “poison pill,” includes terms and conditions which could discourage a takeover or other transaction that stockholders may consider favorable.
•Anti-takeover provisions in our organizational documents and Delaware law may prevent or delay removal of current management or a change in control.
•We expect to be limited in our ability to utilize net operating loss carryforwards to reduce our future tax liability as a result of our recent Offering.
•Material weakness in our internal control over financial reporting could have a significant adverse effect on our business and the price of our common stock.

Risks Related to Our Business and Industry
We have a history of annual net losses attributable to common stockholders which may continue and which may negatively impact our ability to achieve our growth initiatives.
Our total stockholders’ equity decreased to $16.8 million as of December 31, 2021. For the year ended December 31, 2021, we had revenue of $106.6 million, compared to revenue of $78.2 million for the comparable period in 2020. We had a net loss attributable to common stockholders of $4.9 million for the year ended December 31, 2021, compared to a net loss attributable to common stockholders of $8.4 million for the comparable 2020 period. There can be no assurance that, even if our revenue increases, our future operations will result in net income attributable to common stockholders. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for our products and services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.
We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could materially harm our business.
We rely on information technology and systems, including the Internet, commercially available software, and other applications, to process, transmit, store, and safeguard information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information and other valuable or confidential information. If we experience material failures, inadequacies, or interruptions or security failures of our information technology, we could incur material costs and losses. Further, third-party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to us or to our customers. We rely on commercially available systems, software, tools, and monitoring, as well as other applications and internal procedures and personnel, to provide security for processing, transmitting, storing, and safeguarding confidential information such as personally identifiable information related to our employees and others, information regarding financial accounts, and information regarding customers and vendors. We take various actions, and we incur significant costs, to maintain and protect the operation and security of our information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of information. Security breaches, computer viruses, attacks by hackers, online fraud schemes, and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets, or unauthorized disclosure of confidential information. For example, in April 2019, we became aware that we had been a victim of criminal fraud commonly referred to as “business email compromise fraud.” The incident involved the impersonation of one of our officers and improper access to his email, wherein the transfer by us of funds to a third-party account almost occurred.
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
Part of our business strategy is to acquire businesses that we believe can complement or expand our current business activities, both financially and strategically. In September 2019, we acquired ATRM and its subsidiaries, including KBS, EdgeBuilder and Glenbrook, with these synergistic benefits in mind. Acquisitions involve many complexities, including, but not limited to, risks associated with the acquired business’ past activities, loss of customers, regulatory changes that are not anticipated, difficulties in integrating personnel and human resource programs, integrating ERP systems and other infrastructures, general underperformance of the business under our control versus the prior owners, unanticipated expenses and liabilities, and the impact on its internal controls of compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002. As a result, the realization of anticipated synergies or benefits from acquisitions may be delayed or substantially reduced, and could potentially result in the impairment of our investment in these businesses.
We face risks related to health pandemics, wars, inflation, and other widespread outbreaks of contagious disease, including COVID-19 and its variants, or other potential causes of global instability which could significantly disrupt our operations and impact our financial results.
Our business has been disrupted and could be further materially adversely affected by the ongoing COVID-19 pandemic, wars, or other causes of global instability. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce in 2021. Global concerns, such as coronavirus or other health concerns, wars, or global conflicts, could also result in social, economic, and labor instability in the United States or countries in which we or the third parties with whom we engage operate. The future progression of the outbreak and its effects on our business and operations are uncertain, as well as the impact of global conflicts on supply chains and inflation. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, including downturns in global economies and financial markets that could affect our future operating results. Any adverse impact on our results and financial condition could have a negative impact on our ability to comply with certain financial covenants in certain of our loan agreements (as described further below) and on your investment in our common stock.
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
Following our recent acquisition of real estate, our business is subject to many risks that are associated with the ownership of real estate. For example, if our tenants do not renew their leases or default on their leases, we may be unable to re-lease the facilities at favorable rental rates. Other risks that are associated with real estate acquisition and ownership include, without limitation, the following:
•general liability, property and casualty losses, some of which may be uninsured;
•the inability to purchase or sell our assets rapidly due to the illiquid nature of real estate and the real estate market;
•leases which are not renewed or are renewed at lower rental amounts at expiration;
•the default by a tenant or guarantor under any lease;
•costs relating to maintenance and repair of our facilities and the need to make expenditures due to changes in governmental regulations, such as the Americans with Disabilities Act or remediation of unknown environmental hazards; and
•acts of God and acts of terrorism affecting our properties.
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
Our Construction operating results could be adversely affected by changes in the cost and availability of raw materials. Prices and availability of raw materials used to manufacture our products can change significantly due to fluctuations in supply and demand. Additionally, availability of the raw materials used to manufacture our products may be limited at times resulting in higher prices and/or the need to find alternative suppliers. Both KBS’s and EdgeBuilder’s major material components are dimensional lumber and wood sheet products, which include plywood and oriented strand board. Lumber costs are subject to market fluctuations. Furthermore, the cost of raw materials may also be influenced by transportation costs. It is not certain that any price increases can be passed on to our customers without affecting demand or that limited availability of materials will not impact our production capabilities. The state of the financial and housing markets may also impact our suppliers and affect the availability or pricing of materials. The inability of KBS or EdgeBuilder to raise the price of their products in response to increases in prices of raw materials or to maintain a proper supply of raw materials could have an adverse effect on their revenue and earnings.
Our quarterly and annual financial results are difficult to predict and are likely to fluctuate from period to period.
We have historically experienced seasonality in all of our businesses, volatility due to the changing healthcare environment, the variable supply of radiopharmaceuticals, and downturns based on the changing U.S. economy. While our customers are typically obligated to pay us for imaging days to which they have committed, our contracts permit some flexibility in scheduling when services are to be performed. We cannot predict with certainty the degree to which seasonal circumstances such as the summer slowdown, winter holiday vacations, and weather conditions may affect the results of our operations. We have also experienced fluctuations in demand of our diagnostic imaging product sales due to economic conditions, capital budget availability, and other financial or business reasons, most recently the abrupt increases of quarantine restrictions and reduced demand due to the COVID-19 pandemic. In addition, due to the way that customers in our target markets acquire our products, a large percentage of our products are booked during the last month of each quarterly accounting period, and often there can be a large amount in the last month of the year. As such, a delivery delay of only a few days may significantly impact quarter-to-quarter comparisons of our results of operations. Moreover, the sales cycle for all of our capital products is typically lengthy, particularly in the hospital market, which may cause us to experience significant revenue fluctuations. We have also experienced fluctuations in demand in our Construction division due to economic conditions and quarantine restrictions.
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
Our Construction businesses are subject to various federal, state and local laws and regulations. In recent years, a number of new laws and regulations have been adopted, and there has been expanded enforcement of certain existing laws and regulations by federal, state and local agencies. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. Changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations governing minimum wage or living wage requirements; the classification of exempt and non-exempt employees; the distinction between employees and contractors; other wage, labor or workplace regulations; healthcare; data protection and cybersecurity; the sale and pricing of some of our products; transportation; logistics; supply chain transparency; taxes; unclaimed property; energy costs and consumption; or environmental matters could increase our costs of doing business or impact our operations.
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
Other than pursuing patents on our technology, we also rely upon trademarks, trade secrets, copyrights and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. In addition, we take steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners and, when needed, our advisors. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets and/or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Moreover, if a party having an agreement with us has an overlapping or conflicting obligation to a third party, our rights in and to certain intellectual property could be undermined. Monitoring unauthorized and inadvertent disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time consuming, the outcome would be unpredictable, and any remedy may be inadequate.
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
As we look for the best ways to deploy our capital and maximize our returns for our businesses and stockholders, we may make financial investments in other businesses or processes for purposes of enhancing our supply chain, creating financial returns, strategic developments, or other purposes. These investments may be speculative in nature, and there is no guarantee that we will experience a financial return and we may lose our entire principal balance if not successful.
Our goodwill and other long-lived assets are subject to potential impairment that could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At December 31, 2021, goodwill and net intangible assets represented $21.1 million, or 31.0% of our total assets, and at December 31, 2020, goodwill and net intangible assets represented $26.4 million, or 29.6% of our total assets. In addition, net property and equipment assets totaled $8.9 million and $9.8 million, or 13.1% and 10.9%, respectively, of our total assets at those dates. If actual results differ from the assumptions and estimates used in our goodwill and long-lived asset valuation calculations, we could incur impairment charges, which could negatively impact our earnings.
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
We recorded an impairment loss of $3.4 million associated with the impairment assessment of the KBS reporting unit as of December 31, 2021 and an impairment loss of $0.4 million associated with the impairment assessment of the EBGL reporting unit as of December 31, 2020. See Note 2. Basis of Presentation and Significant Accounting Policies, and Note 7. Goodwill, within the notes to our accompanying consolidated financial statements for further discussion regarding goodwill and long-lived assets.

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
Due to the nature of the work we and our subsidiaries perform, we may be subject to significant liability claims and disputes.
We and our wholly owned subsidiaries engage in services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes. For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury and wrongful death claims, employee or labor disputes, professional liability claims, and general commercial disputes, as well as other claims. Lone Star Value Management, LLC, now a liquidated entity, previously was an exempt reporting advisor and subject to certain regulations which at times may prompt investigations by the SEC or other regulatory bodies into proper compliance therewith. An unfavorable legal ruling against us or our subsidiaries could result in substantial monetary damages. Although we have adopted a range of insurance, risk management, safety, and risk avoidance programs designed to reduce potential liabilities, there can be no assurance that such programs will protect us fully from all risks and liabilities. If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition.
Risks Related to our Indebtedness
On March 29, 2019, we and certain of the Healthcare subsidiaries entered into a Loan and Security Agreement with SNB (the “SNB Loan Agreement”). The SNB Loan Agreement is a five-year revolving credit facility (maturing in March 2024), which, as amended, has a maximum credit amount of $20 million (the “SNB Credit Facility”). As of December 31, 2021, our floating rate under this facility was 2.60%. On January 31, 2020, we and certain of our Investments subsidiaries entered into a Loan and Security Agreement with Gerber (as amended, the “Star Loan Agreement”), which provides for a credit facility with borrowing availability of up to $2.5 million, bearing interest at the prime rate plus 3.5% per annum, and matures on January 1, 2025, unless terminated in accordance with the terms therein (the “Star Loan”). On January 31, 2020, we and certain of our Construction subsidiaries entered into a Loan and Security Agreement with Gerber (the “EdgeBuilder Loan Agreement”), which provides for a credit facility with borrowing availability of up to $3.0 million, bearing interest at the prime rate plus 2.75% per annum, and matures on January 1, 2023, subject to annual automatic extensions (the “EdgeBuilder Loan”). The credit facility under the Loan and Security Agreement, dated February 23, 2016, by and among us, KBS, ATRM, and Gerber (as amended, the “KBS Loan Agreement”) provides for a revolving credit facility of up to $4.0 million, bearing interest at the prime rate plus 2.75%, that matures on February 22, 2023, subject to automatic extension for an additional year unless terminated. The SNB Loan Agreement, Star Loan Agreement, EdgeBuilder Loan Agreement and KBS Loan Agreement are collectively referred to as the “Company Loan Agreements.”
Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.
Our indebtedness could have important consequences for us and our stockholders. For example, the SNB Loan Agreement requires a balloon payment at the termination of the facility in March 2024, which payment may require us to dedicate a substantial portion of our cash flow from operations to this future payment if we feel we cannot be successful in our ability to refinance in the future, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and acquisitions, and for other general corporate purposes. In addition, our indebtedness could:
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
•acquire other businesses; and
•merge or consolidate.
The SNB Loan Agreement limits our ability to pay dividends and to redeem our equity securities if such dividend or redemption would result in our non-compliance with the financial covenants in the SNB Loan Agreement, there is insufficient borrowing availability under the SNB Loan Agreement, or if there is a default or event of default under the SNB Loan Agreement that has occurred and is continuing. In addition, the Company Loan Agreements include explicit restrictions on the payment of dividends and distributions to us, which could limit our ability to pay dividends. We may, therefore be required to reduce or eliminate our dividends, if any, including on our preferred stock (if any outstanding), and/or may be unable to redeem shares of our preferred stock (if any outstanding) until compliance with such financial covenants can be met.
The Company Loan Agreements contain various financial covenants that, going forward, we or our subsidiaries may not have the ability to meet. The Company Loan Agreements also contain various other affirmative and negative covenants regarding, among other things, the performance of our business, capital allocation decisions made by us and our subsidiaries, or events beyond our control.
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
The Company Loan Agreements are secured by a first-priority security interest in substantially all of the assets of us and our subsidiaries and a pledge of all shares and equity interests of our subsidiaries. Upon the occurrence and during the continuation of an event of default under any Company Loan Agreement, the applicable lender may, among other things, declare the loans and all other obligations thereunder immediately due and payable and may, in certain instances, increase the interest rate at which loans and obligations bear interest. The exercise by a lender of remedies provided under the applicable Company Loan Agreement in the event of a default thereunder may have a material adverse effect on the liquidity, financial condition and results of operations of the applicable borrowers and/or us and could cause such borrowers and/or us to become bankrupt or insolvent. Our obligations and the obligations of our various subsidiaries under the Company Loan Agreements are guaranteed by our other subsidiaries and/or us directly. In the event of any bankruptcy, liquidation, dissolution, reorganization, or similar proceeding against us, the assets that are pledged as collateral securing any unpaid amounts under the applicable Company Loan Agreement must first be used to pay such amounts, as well as any other obligation secured by the pledged assets, in full, before making any distributions to our stockholders. In the event of any of the foregoing, our stockholders could lose all or a part of their investment.
The inability of our Company, KBS, EdgeBuilder or any of our other subsidiaries to comply with applicable financial covenants under the Company Loan Agreements could have a material adverse effect on our financial condition.
As of December 31, 2021, our last test date, KBS was not in compliance with the bi-annual financial covenants under the KBS Loan Agreement, which required no net annual post-tax loss and certain minimum leverage ratios as of the test date. We obtained waivers from Gerber, our lender, for these financial covenant violations. While Gerber has historically provided us with timely waivers, there can be no assurance that we will be able to receive waivers for any financial covenant violations in the future, or that we will comply with all financial covenants in the future.

If we or any of our subsidiaries fail to comply with any applicable financial covenants under the Company Loan Agreements to which we are a party, or if there is otherwise an event of default under the Company Loan Agreements by a borrower, the borrowers’ obligations thereunder may (subject to any applicable cure periods) become immediately due and payable and the applicable lender(s) may demand the repayment of the credit facilities amount outstanding and any unpaid interest thereon.
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
The SNB Loan Agreement and Star Loan Agreement allow for amounts borrowed thereunder to be subject to a floating interest rate which may change with market interest rates. An increase in prevailing interest rates would have an effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our indebtedness.
Risks Related to our Common Stock and our Company Preferred Stock
The market price of our common stock may be volatile, and the value of your investment could decline significantly.
The market price of our common stock has been, and we expect it to continue to be, volatile. The prices at which our shares of common stock trade depend upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of new products by us or our competitors, history of timely dividend payments, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business, or prospects. It is impossible to assure you that the market price of our shares of common stock will not fall in the future.
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
A possible “short squeeze” due to a sudden increase in demand of our common stock that largely exceeds supply may lead to price volatility in our common stock.
Investors may purchase our common stock to hedge existing exposure in our common stock or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase in the open market, investors with short exposure may have to pay a premium to repurchase our common stock for delivery to lenders of our common stock. Those repurchases may in turn, dramatically increase the price of our common stock until investors with short exposure are able to purchase additional common shares to cover their short position. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in our common stock that are not directly correlated to the performance or prospects of our Company and once investors purchase the shares of common stock necessary to cover their short position the price of our common stock may decline.

Payment of dividends on our common stock is prohibited unless we have declared and paid (or set apart for payment) full accumulated dividends on the Series A Preferred Stock, which also has a significant liquidation value.
Unless full cumulative dividends on our preferred stock have been, or contemporaneously are, declared and paid or declared and a sum sufficient for the payment thereof is set apart for payment for all past dividend periods, no dividends (other than a dividend in shares of common stock or other shares of stock ranking junior to the Series A Preferred Stock (as defined herein) as to dividends and upon liquidation) may be declared and paid or declared and set apart for payment on our common stock, nor may any shares of common stock be redeemed, purchased or otherwise acquired for any consideration by us. To the extent dividends are not paid on our preferred stock, cumulative dividends accrue as part of the liquidation value of our preferred stock, which has a liquidation value of $10.00 per share at issuance. Dividends on our preferred stock are payable out of amounts legally available therefor at a rate equal to 10.0% per annum per $10.00 of stated liquidation preference per share, or $1.00 per share of our preferred stock per year. Dividends on our preferred stock are only payable in cash. As of December 31, 2021, there were 1,915,637 shares of our Series A Preferred Stock outstanding.
If we fail to pay dividends on our Series A Preferred Stock for six or more consecutive quarters, holders of our Series A Preferred Stock will be entitled to elect two additional directors to our board of directors.
To the extent dividends are not paid on the Series A Preferred Stock in accordance with their terms, cumulative dividends will accrue as part of the liquidation value of the Series A Preferred Stock. Whenever dividends on any shares of Series A Preferred Stock are in arrears for six or more consecutive quarters, then the holders of those shares together with the holders of all other series of preferred stock equal in rank with the Series A Preferred Stock upon which like voting rights have been conferred and are exercisable, will be entitled to vote separately as a class for the election of a total of two additional directors to our board of directors. Holders of our common stock will not be entitled to vote no such additional directors.
We may not be able to redeem our Series A Preferred Stock upon a Change of Control Triggering Event.
Upon the occurrence of a Change of Control Triggering Event (as such term is defined in the Certificate of Designations of our Series A Preferred Stock), unless we have exercised our option to redeem our preferred stock after September 10, 2024, each holder of our preferred stock will have the right to require us to redeem all or any part of such holder’s preferred stock at a price equal to the liquidation preference of $10.00 per share, plus an amount equal to any accumulated and unpaid dividends up to but excluding the date of payment, but without interest. If we experience a Change of Control Triggering Event, there can be no assurance that we would have sufficient financial resources available to satisfy our obligations to redeem our preferred stock and any indebtedness that may be required to be repaid or repurchased as a result of such event. In addition, we may be unable to redeem our preferred stock upon a Change of Control Triggering Event if such redemption would result in our non-compliance with the financial covenants in the Company Loan Agreements. Our failure to redeem our preferred stock could have material adverse consequences for us and the holders of our preferred stock.
As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze and compare our results of operations and financial prospects.
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
Furthermore, we are a non-accelerated filer as defined by Rule 12b-2 of the Exchange Act, and, as such, are not required to provide an auditor attestation of management’s assessment of internal control over financial reporting, which is generally required for SEC reporting companies under Section 404(b) of the Sarbanes-Oxley Act. Because we are not required to, and have not, had our auditor provide an attestation of our management’s assessment of internal control over financial reporting, a material weakness in internal controls may remain undetected for a longer period.
If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, the price and trading volume of our securities could decline.
The trading market for our securities will be influenced by the research and reports that industry or securities analysts publish about us or our business. We currently have two securities and industry analysts providing research coverage. In the event if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our clinical trials and operating results fail to meet the expectations of analysts, the price of our securities would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price or trading volume of our securities to decline

The protective amendment contained in our Restated Certificate of Incorporation, which is intended to help preserve the value of certain income tax assets, primarily tax net operating loss carryforwards, may have unintended negative effects.
Pursuant to Sections 382 and 383 of the Code, use of our NOLs may be limited by an “ownership change” as defined under Section 382 of the Code and the Treasury Regulations thereunder. In order to protect our significant NOLs, we filed an amendment to our certificate of incorporation (the “Restated Certificate of Incorporation”) (as amended and extended, the “Protective Amendment”) with the Delaware Secretary of State on May 5, 2015. The Protective Amendment was approved by our stockholders at our 2021 Annual Meeting of Stockholders held on October 21, 2021.
The Protective Amendment is designed to assist us in protecting the long-term value of our accumulated NOLs by limiting certain transfers of our common stock. The Protective Amendment’s transfer restrictions generally restrict any direct or indirect transfers of the common stock if the effect would be to increase the direct or indirect ownership of the common stock by any person from less than 4.99% to 4.99% or more of the common stock, or increase the percentage of the common stock owned directly or indirectly by a person owning or deemed to own 4.99% or more of the common stock. Any direct or indirect transfer attempted in violation of the Protective Amendment will be void as of the date of the prohibited transfer as to the purported transferee.
The Protective Amendment also requires any person attempting to become a holder of 4.99% or more of our common stock to seek the approval of our board of directors. This may have an unintended “anti-takeover” effect because our board of directors may be able to prevent any future takeover. Similarly, any limits on the amount of stock that a stockholder may own could have the effect of making it more difficult for stockholders to replace current management. Additionally, because the Protective Amendment may have the effect of restricting a stockholder’s ability to dispose of or acquire our common stock, the liquidity and market value of our common stock might suffer.
Our stockholder rights plan, or “poison pill,” includes terms and conditions which could discourage a takeover or other transaction that stockholders may consider favorable.
On June 2, 2021, stockholders of record at the close of business on that date received a dividend of one right (a “Right”) for each outstanding share of common stock. Each Right entitles the registered holder to purchase one one-thousandth of a share of our Series C Participating Preferred Stock (the “Series C Preferred Stock”, and together with the Series A Preferred Stock, the “Company Preferred Stock”), at a price of $12.00 per one-thousandth of a share of Series C Preferred Stock, subject to adjustment (the “Exercise Price”). The Rights are not exercisable until the Distribution Date referred to below. The description and terms of the Rights are set forth in the Rights Agreement, which has previously been filed as an exhibit to our public reports.
The Rights Agreement imposes a significant penalty upon any person or group that acquires 4.99% or more (but less than 50%) of our then-outstanding common stock without the prior approval of our board of directors. A person or group that acquires shares of our common stock in excess of the applicable threshold, subject to certain limited exceptions, is called an “Acquiring Person.” Any rights held by an Acquiring Person are void and may not be exercised. The Rights will not be exercisable until the earlier of ten days after a public announcement by us that a person or group has become an Acquiring Person and ten business days (or a later date determined by our board of directors) after a person or group begins a tender or an exchange offer that, if completed, would result in that person or group becoming an acquiring person. On the date (if any) that the Rights become exercisable (the “Distribution Date”), each Right would allow its holder to purchase one one-thousandth of a share of Preferred Stock for a purchase price of $12.00. In addition, if a person or group becomes an Acquiring Person after the Distribution Date or already is an Acquiring Person and acquires more shares after the Distribution Date, all holders of Rights, except the Acquiring Person, may exercise their rights to purchase a number of shares of the common stock (in lieu of preferred stock) with a market value of twice the Exercise Price, upon payment of the purchase price.
The Rights will expire on the earliest of (i) June 2, 2024, or such earlier date as of which our board of directors determines that the Rights Agreement is no longer necessary for the preservation of our tax assets, (ii) the time at which the rights are redeemed, (iii) the time at which the rights are exchanged, (iv) the effective time of the repeal of Section 382 of the Code or any successor statute if our board of directors determines that the Rights Agreement is no longer necessary for the preservation of our tax assets, and (v) the first day of our taxable year in which our board determines that no NOLs or other tax assets may be carried forward.
The Rights have certain anti-takeover effects, including potentially discouraging a takeover that stockholders may consider favorable. The Rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by the board of directors.
Anti-takeover provisions in our organizational documents and Delaware law may prevent or delay removal of current management or a change in control.
Our Restated Certificate of Incorporation and Bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock, and adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. In addition, as a Delaware corporation, we are subject to Delaware corporate law, including Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder unless certain specific requirements are met as set forth in Section 203. These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.
We expect to be limited in our ability to utilize net operating loss carryforwards to reduce our future tax liability as a result of our recent Offering.
Under Section 382 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We expect that our recent Offering, alone or in conjunction with other changes in our stock ownership that we cannot control, may result in an “ownership change.” We may also experience ownership changes in the future as a result of strategic transactions or partnerships, equity offerings and other shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards and other deferred tax assets to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, similar limitations may apply at the state level and there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
In connection with the preparation of our financial statements for 2021, our management identified a material weakness in our internal control over financial reporting as we do not have a sufficient complement of accounting resources to address complex accounting matters across all operating entities and to allow timely completion of financial reporting and accounting activities, including sufficiently precise management review controls. The material weakness did not result in any material identified misstatements to the financial statements, and there were no material changes to previously released financial results.
ITEM 1B.UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.PROPERTIES
Effective January 1, 2021, we moved our principal executive offices from Suwanee, GA to Old Greenwich, CT, where we have been leasing 1,344 square feet of office space since 2019.
On the healthcare side, we still maintain a lease for 7,500 square feet of office space in Suwanee, GA. We also lease a 21,300 square foot facility in Poway, CA that houses our Diagnostic Imaging operations. Our Diagnostic Services segment leases approximately 24 small hub locations in the various states in which we operate. These hubs primarily house our fleet of mobile imaging cameras and vans.
In April 2019, our Investments division (through Star Real Estate "SRE”) acquired three manufacturing facilities in Maine, which it then leased back to KBS in our construction segment. These include KBS’ 84,800 square foot main production facility in South Paris, ME, as well as a 92,200 square foot manufacturing facility in Oxford, ME, and a 61,900 square foot manufacturing facility in Waterford, ME.

We utilize three additional facilities in our construction businesses, related specifically to EBGL. In October 2021, we extended two existing leases, a 10,800 square foot office/sales/showroom space in Oakdale, MN and a 34,200 square foot production facility in Prescott, WI. In addition, we entered into a new lease in October 2021 for 22,800 square feet of lumberyard/warehouse space in Hudson, WI.
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
As of March 28, 2022 there were approximately 159 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (2)
October 1, 2021 – October 31, 2021	—	—	—	200,000
November 1, 2021 – November 30, 2021	—	—	—	200,000
December 1, 2021 – December 31, 2021	—	—	—	200,000
Total	—	—	—	200,000
(1)On October 31, 2018, our board of directors approved a stock repurchase program that will enable us to repurchase up to 200,000 shares of our common stock from time to time in market or private transactions (the “2018 Buyback Program”). Under the 2018 Buyback Program, we may purchase shares of our common stock through various means, including open market transactions in compliance with Rule 10b-18 under the Exchange Act, privately negotiated transactions, tender offers or any combination thereof. The number of shares repurchased and the timing of repurchases will depend on a number of factors, including, but not limited to, stock price, trading volume and general market conditions, along with our working capital requirements, general business conditions and other factors. The 2018 Buyback Program has no time limit and may be modified, suspended or terminated at any time by our board of directors. Repurchases under the 2018 Buyback Program will be funded from our existing cash and cash equivalents or future cash flow and equity or debt financings.
(2)As of December 31, 2021, there were 0 cumulative shares purchased as part of the 2018 Buyback Program and 200,000 shares that may yet be purchased under the 2018 Buyback Program.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12. “Security Ownership of Certain Beneficial Owners and Management Related Stockholders Matters” for information with respect to our compensation plans under which equity securities are authorized for issuance.

ITEM 6.[RESERVED]

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
Overview
Star Equity has operated as a multi-industry holding company since the acquisition of ATRM Holdings, Inc. (“ATRM”) in September 2019. With that merger, we added two construction businesses and one investment business to what historically had been a pure-play healthcare company. Today, Star Equity is a diversified holding company with operating businesses in two key industry sectors of the economy, Healthcare and Construction.
Our Healthcare division, which operates as Digirad Health, Inc., (“Digirad Health”) provides products and services in the area of nuclear medical imaging with a focus on cardiac health. Digirad Health operates across the United States. The Healthcare business comprises two businesses, Diagnostic Services, which offers imaging services to healthcare providers using a fleet of our proprietary solid-state gamma cameras and Diagnostic Imaging, which manufactures, distributes, and maintains our proprietary solid-state gamma cameras.
Our Construction division is made up of three operating businesses, KBS Builders, Inc. (“KBS”), EdgeBuilder, Inc., and Glenbrook Building Supply, Inc—with the latter two managed together and referred to jointly as “EBGL”. KBS is based in Maine and manufactures modular buildings for installation principally in the New England market. EBGL is based in the Minneapolis-Saint Paul area and principally serves the Upper Midwest. Together, the EBGL businesses manufacture and deliver structural wall panels and other engineered wood-based products as well as distribute building materials primarily to professional builder customers.
Currently, our Investments division is an internally focused unit directly supervised by Star Equity management. This entity currently holds our corporate-owned real estate, which currently includes our three manufacturing facilities in Maine that are leased to KBS, as well as any minority investments we make in public and private companies.
Current Market Conditions
Since the second quarter of 2020, navigating the COVID-19 pandemic has proved to be challenging for the vast majority of businesses across many sectors of the economy. As the vaccine rollout expanded through the second quarter of 2021, we have seen our businesses return substantially to pre-COVID levels. We believe the uncertainty surrounding the pandemic decreased as we are through the fourth quarter of 2021. On the Healthcare side, we see imaging volume increase due to an increase in camera sales, we expect that we will continue to recover from the impact of COVID. In Construction, we expect that continued recovery in employment and a strong housing market will underpin a period of secular growth.
The target market for our Healthcare products and services is comprised of cardiologists, internal medicine physicians, family practice physicians, hospitals, integrated delivery networks, and federal institutions in the United States that perform or could perform a diagnostic imaging procedure or have interest in purchasing diagnostic imaging products. Our diagnostic services businesses currently operate in approximately 25 states. The overriding challenge during 2020 was the drop in imaging volume due to the COVID-19 pandemic. During the twelve months ended December 31, 2021, we have seen a return to a more normal pre-COVID volume of imaging.
The target customers for our Construction division include professional home builders, general contractors, project owners, developers, and design firms. While housing demand and home improvement activity continues to be very strong, supply chain disruptions caused by the COVID-19 pandemic led to a historic increase in building materials prices during the first half of 2021. While our revenues have benefited from both the robust activity in the housing sector and from price increases that we have implemented, our bottom line was negatively impacted in 2021 by this rapid and historic price increase in building materials. While our price increases and changes made to our contract terms began to have a positive impact to our bottom line in the second half of 2021, we believe they will have a significantly positive effect on our profitability in 2022.

Trends and Drivers
The market for diagnostic services and products is highly competitive. Our business, which is focused primarily on the private practice and hospital sectors, continues to face uncertainty in the demand for diagnostic services and imaging equipment, which we believe is due in part to the impact of the Deficit Reduction Act on the reimbursement environment and the 2010 Healthcare Reform laws, as well as general uncertainty in overall healthcare and legislative changes in healthcare, such as the Affordable Care Act. These challenges have impacted, and will likely continue to impact, our operations. We believe that the principal competitive factors in our market include budget availability for our capital equipment, qualifications for reimbursement, pricing, ease-of-use, reliability, and mobility. We have addressed, and will continue to address, these market pressures by modifying our healthcare business models, and by assisting our Healthcare customers in complying with new regulations and requirements.
In our Construction division, we continue to see a greater adoption of offsite or prefab construction in single-family and multi-family residential building projects in our target market. Our modular units and structural wall panels offer builders a number of benefits over traditional onsite or “stick built” construction. These include shorter time to market, higher quality, reduced waste, and potential cost savings, among others. 3D BIM software modeling and developments in engineered wood products offers greater design flexibility for higher-end applications. The need for more affordable housing solutions also presents a great opportunity for the continued growth of factory built housing.
Risks arising from global economic instability and conflicts, wars, and health crises could impact our business. In addition the inflation caused by such events may impact demand for our products and services and our cost to provide products and services.
COVID-19 Pandemic
We continue to sustain recovery from the economic effects of the COVID-19 pandemic. During the twelve months ended December 31, 2021, we had a $9.3 million increase in Healthcare division revenue, and a $19.1 million increase in Construction division revenue, as compared to the same period of the prior year. The Healthcare division continued to rebound to more normal levels versus last year with revenue increasing 18.9% for the twelve months ended 2021. Our Construction division grew revenue by 66.2% due to increased output at both KBS and EBGL coupled with pricing increases associated with higher raw materials costs. Nevertheless, the current COVID-19 pandemic continues to impact worldwide economic activity, and the extent to which the COVID-19 pandemic will impact our business will depend on future developments that are highly uncertain and cannot be predicted at this time.
Discontinued Operations
The DMS Sale Transaction was completed on March 31, 2021, for $18.75 million in cash. After certain adjustments, including a working capital adjustment, we received an immaterial net escrow settlement in January, 2022. Additionally, Mobile Healthcare’s assets and liabilities as of December 31, 2020 are separately presented as held for sale on the audited Consolidated Balance Sheets.
Goodwill and long-lived asset valuation
We review goodwill for impairment on an annual basis during the fourth quarter, and when events or changes in circumstances indicate that a reduction in the carrying value may not be recoverable. We elected to by-pass the qualitative assessment for all reporting units to estimate whether it is more likely than not that the fair value of each reporting unit was less than its carrying amount. We performed an impairment analysis by quantitatively comparing the fair value of the reporting unit to the carrying value of the reporting unit, including goodwill. An impairment charge for goodwill is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value and such loss should not exceed the total goodwill allocated to the reporting unit.
We also review long-lived assets for impairment, when events or changes in circumstances indicate that a reduction in the carrying value may not be recoverable. There are numerous factors that may cause the fair value of a reporting unit to fall below its carrying amount and/or that may cause the value of long-lived assets to not be recoverable, which could lead to the measurement and recognition of long-lived asset impairment charges. These factors include, but are not limited to, significant negative variances between actual and expected financial results, lowered expectations of future financial results, failure to realize anticipated synergies from acquisitions, adverse changes in the business climate, and the loss of key personnel. As of December 31, 2021, we performed qualitative trigger events analysis and concluded that if we are not able to achieve projected performance levels, future impairments could be possible, which could negatively impact our earnings. Based on the results of this qualitative assessment, we determined that it is more likely than not that long-lived assets were not impaired.
See Note 7. Goodwill, within the notes to our accompanying consolidated financial statements for further information.

2021 Financial Highlights
Revenues were $106.6 million for the year ended December 31, 2021. This is an increase of $28.4 million, or 36.3%, compared to the prior year due to the following:
•The increase was mainly due to $19.1 million revenue generated by the Construction division and $9.3 million by the Healthcare division.
•Diagnostic Imaging segment revenue increased $4.8 million, or 48.4%, primarily due to an increase in the number of cameras sold, reflecting the continuation of the division’s recovery from the COVID-19 pandemic-related downturn.
•Diagnostic Services segment revenue increased $4.5 million, or 11.5%, primarily due to an increase in scanning service performed, reflecting the continuation of the division’s recovery from the COVID-19 pandemic-related downturn.
Gross profit increased by $1.3 million, or 9.0%, compared to the prior year, mainly due to a $2.3 million increase in the Healthcare division as a result of the continuation of the division’s recovery from the COVID-19 pandemic-related downturn, offset by a $1.0 million decrease in Construction division gross profit due to an adverse impact of a rapid and historic rise in raw materials costs in the first half of the year. For the Construction division, we significantly increased pricing levels during 2021 to offset these higher input costs and expect to continue to see further benefit from these increases on our margins in 2022.
Total operating expenses increased $5.6 million, or 26.6%, for the year ended December 31, 2021 compared to the prior year, primarily due to additional $4.0 million sales, marketing and general and administrative expenses. Additionally, there was a $2.9 million increase related to an impairment of goodwill from the Construction division, which was offset by a $0.8 million gain on the sale of MDOS.
Loss from continuing operations, net of income taxes for the year ended December 31, 2021, was $8.9 million, which is an increase of $3.6 million compared to our loss from continuing operations, net of income taxes of $5.3 million during the prior year. This was predominately driven by an additional net loss in the Construction division and increased corporate expenses primarily related to increases in IT, outside services, and an impairment of goodwill during the year ended December 31, 2021.
For the year ended December 31, 2021, Diagnostic Services operated 81 nuclear gamma cameras and 46 ultrasound imaging systems. We measure efficiency by tracking system utilization, which is based on the percentage of days that our cameras, equipment and imaging systems are used to deliver services to customers out of the total number of days that they are available to deliver such services. System utilization for Diagnostic Services for the year ended December 31, 2021, was 57% compared to 59% of the prior year.
Use of EBITDA (Non-GAAP measure)
Management believes earnings before taxes, interest, depreciation, and amortization (“EBITDA”) is a meaningful indicator of the Company’s performance that provides useful information to investors regarding the Company’s financial condition and results of operations. EBITDA is also considered by management as an indicator of operating performance and the most comparable measure across the regions in which we operate. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA is a non-Generally Accepted Accounting Principals (“non-GAAP”) financial measure that is not intended to be considered in isolation from, as substitute for, or as superior to, the corresponding financial measure prepared in accordance with GAAP or as a measure of the Company’s profitability. Because of these and other limitations, EBITDA should be considered along with GAAP based financial performance measures, including operating income or net income prepared in accordance with GAAP. EBITDA is derived from net (loss) income adjusted for the provision for (benefit from) income taxes, interest expense (income), and depreciation and amortization.
The reconciliation of EBITDA from continuing operations to the most directly comparable GAAP financial measure is provided in the table below:

	Year Ended December 31,
$ in thousands	2021	2020
Net loss	$(2,983)	$(6,457)
Adjustment for income (loss) from discontinued operations, net of income taxes	5,948	(1,172)
Loss from continuing operations	(8,931)	(5,285)
Adjustments to loss from continuing operations
Depreciation and amortization	3,472	3,936
Interest expense, net	905	1,292
Provision for income taxes	60	129
Total adjustments from loss from continuing operations to EBITDA	4,437	5,357
EBITDA from continuing operations	$(4,494)	$72
Results of Operations
Comparison of Years Ended December 31, 2021 and 2020
The following table sets forth our results from operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,				Change from Prior Year
	2021	% of Revenues	2020	% of Revenues *	Dollars	Percent
Total revenues	$106,559	100.0%	$78,163	100.0%	$28,396	36.3%
Total cost of revenues	91,319	85.7%	64,176	82.1%	27,143	42.3%
Gross profit	15,240	14.3%	13,987	17.9%	1,253	9.0%
Operating expenses:
Selling, general and administrative	22,595	21.2%	18,635	23.8%	3,960	21.3%
Amortization of intangible assets	1,728	1.6%	2,124	2.7%	(396)	(18.6)%
Goodwill impairment	3,359	3.2%	436	0.6%	2,923	670.4%
Gain on sale of MDOS	(847)	(0.8)%	—	—%	(847)	N/M
Total operating expenses	26,835	25.2%	21,195	27.1%	5,640	26.6%
Loss from continuing operations	(11,595)	(10.9)%	(7,208)	(9.2)%	(4,387)	60.9%
Other (expenses) income	(550)	(0.5)%	874	1.1%	(1,424)	(162.9)%
Interest expense, net	(905)	(0.8)%	(1,292)	(1.7)%	387	(30.0)%
Gain on forgiveness of PPP loans	4,179	3.9%	2,470	3.2%	1,709	69.2%
Total other income	2,724	2.6%	2,052	2.6%	672	32.7%
Loss from continuing operations before income taxes	(8,871)	(8.3)%	(5,156)	(6.6)%	(3,715)	72.1%
Income tax provision	(60)	(0.1)%	(129)	(0.2)%	69	(53.5)%
Loss from continuing operations, net of income taxes	(8,931)	(8.4)%	(5,285)	(6.8)%	(3,646)	69.0%
Income (loss) from discontinued operations, net of income taxes	5,948	5.6%	(1,172)	(1.5)%	7,120	(607.5)%
Net loss	$(2,983)	(2.8)%	$(6,457)	(8.3)%	$3,474	(53.8)%
N/M - Not meaningful
*Percentage may not add due to rounding

Revenues
Healthcare
Healthcare revenue by segment is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Diagnostic Services	$43,765	$39,267	$4,498	11.5%
Diagnostic Imaging	14,791	9,965	4,826	48.4%
Total Healthcare Revenue	$58,556	$49,232	$9,324	18.9%

Diagnostic Services revenue increased 11.5% compared to the prior year same period due to an increase in revenue from several large select contracts. Healthcare providers have reopened for onsite visits and more normal operations.
The 48.4% increase in Diagnostic Imaging revenue is due to higher number of cameras sold compared to the prior year same period.
Construction
Construction revenue is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Construction	$48,003	$28,879	$19,124	66.2%
Total Construction Revenue	$48,003	$28,879	$19,124	66.2%
The 66.2% increase in revenue for the Construction division was predominately due to increased pricing and number of contracts sold in both residential and commercial projects at KBS and EBGL businesses.
Investments
Investments revenue is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Investments	$—	$52	$(52)	(100.0)%
Total Investments	$—	$52	$(52)	(100.0)%
The decrease in investments revenue was due to the wind down of investment vehicles from Lone Star Value Management, LLC (“LSVM”).
Gross Profit
Healthcare Gross Profit
Healthcare gross profit is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	% Change
Diagnostic Services gross profit	$7,364	$6,758	9.0%
Diagnostic Services gross margin	16.8%	17.2%

Diagnostic Imaging gross profit	5,095	3,391	50.3%
Diagnostic Imaging gross margin	34.4%	34.0%

Total Healthcare gross profit	$12,459	$10,149	22.8%
Total Healthcare gross margin	21.3%	20.6%
The slight decrease in Diagnostic Services gross margin percentage was mainly due to an increase in raw materials costs.

The increase in Diagnostic Imaging gross margin percentage was mainly due to favorable product mix of new and used cameras sold throughout the year, compared to the prior year.
Construction Gross Profit
Construction gross profit is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	% Change
Construction gross profit	$3,008	$4,047	(25.7)%
Construction gross margin	6.3%	14.0%
The decrease in Construction gross profit and gross profit percentage were predominately due to the adverse impact of a rapid and historic rise in raw materials costs. We have significantly increased prices during 2021 to offset these higher input costs. Our backlog and sales pipeline remain at record levels.
Investments Gross Loss
Investments gross loss is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	% Change
Investments gross loss	$(227)	$(209)	8.6%
The gross loss relates to depreciation expense associated with the three manufacturing facilities acquired in April 2019.
Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Year Ended December 31,				Percent of Revenues
	2021	2020	$ Change	% Change	2021	2020
Selling, general and administrative	$22,595	$18,635	$3,960	21.3%	21.2%	23.8%
Amortization of intangible assets	1,728	2,124	(396)	(18.6)%	1.6%	2.7%
Goodwill impairment	3,359	436	2,923	670.4%	3.2%	0.6%
Gain on sale of MDOS	(847)	—	(847)	N/M	(0.8)%	—%
Total operating expenses	$26,835	$21,195	$5,640	26.6%	25.2%	27.1%
N/M - Not meaningful

On a consolidated basis, there was a $4.0 million increase in sales, general and administrative expenses (“SG&A”). Most of the increase was primarily associated with a $1.1 million increase in headcount at corporate, a $1.7 million increase in the Construction headcounts and commissions, and $1.3 million directly associated with a write-off of capitalized software implementation costs. However, SG&A as a percentage of revenue decreased to 21.2% of revenue, versus 23.8% in the prior year period.
Goodwill non-cash impairment charges increased by $2.9 million compared to the prior year, primarily as a result of an impairment recorded during the fourth quarter of 2021 in our KBS reporting unit. See Note 7. Goodwill, within the notes to our accompanying consolidated financial statements for further information.
Other Income (Expense)
Total other income (expense) is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020
Other (expense) income	$(550)	$874
Interest expense, net	(905)	(1,292)
Gain on forgiveness of PPP loans	4,179	2,470
Total other income	$2,724	$2,052
Other income for the year ended December 31, 2021 and 2020 are predominantly comprised of $4.2 million and $2.5 million, respectively, in Paycheck Protection Program (“PPP”) loan forgiveness from the Healthcare and Construction businesses.
Income Tax (Expense) Benefit
Intraperiod allocation rules require us to allocate our provision for income taxes between continuing operations and other categories or comprehensive income (loss) such as discontinued operations. During the twelve months ended December 31, 2021, and 2020, a tax provision of $0.1 million and $0.1 million were recorded, in both years respectively. For the year ended December 31, 2021, we recorded a tax expense of $79 thousand to discontinued operations. For the year ended December 31, 2020, we recorded a benefit of $22 thousand to discontinued operations.
See Note 12. Income Taxes, within the notes to our accompanying consolidated financial statements for further information.
Loss from Discontinued Operations
As described in Note 3. Discontinued Operations, within the notes to our accompanying consolidated financial statements, the results of our Mobile Healthcare reportable segment have been reported as discontinued operations for all periods presented.
Liquidity and Capital Resources
Overview
Cash Flows from Operating Activities
For the year ended December 31, 2021, net cash used in operating activities was $6.5 million, as compared to $5.0 million in 2020, resulting in an increase in net cash used in operating activities of $1.5 million. The increase in net cash used in operating activities was attributable to net loss from operations and negative impact on net working capital changes.
Cash Flows from Investing Activities
For the year ended December 31, 2021, net cash provided by investing activities was $17.8 million, as compared to $1.3 million of net cash used by investing activities in 2020. The $19.1 million increase in net cash provided by investing activities was attributable to the proceeds from the sale of discontinued operations of $18.8 million.
Cash Flows from Financing Activities
For the year ended December 31, 2021, net cash used in financing activities was $10.0 million, as compared to net cash generated from financing activities of $8.1 million in 2020, resulting in a decrease in net cash generated from financing activities of $18.0 million. The decrease was attributable to a net reduction in principal on existing debt of $11.7 million, payment of dividends of $4.4 million, partially offset by proceeds received related to the Private Placement of $2.1 million.

Summary of Cash Flows
The following table shows cash flow information for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(6,450)	$(4,953)
Net cash provided by (used in) investing activities	$17,802	$(1,332)
Net cash (used in) provided by financing activities	$(9,975)	$8,060
Sources of Liquidity
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations, availability on our revolving lines of credit from our credit facility with Sterling, our three credit facilities with Gerber, one credit facility with Premier and cash raised from equity financing. As of December 31, 2021, we had $4.5 million of cash and cash equivalents, as well as approximately $2.5 million in undrawn available capacity on our SNB revolving line of credit. The Gerber facilities directly support our Construction businesses. As of December 31, 2021, we were fully drawn in terms of available capacity at $3.1 million on the KBS revolver and $1.7 million on the EBGL revolver. However, those facilities have loan limits of $4.0 million and $3.0 million, respectively, and we expect to be able to use more of that availability as our borrowing base increases with higher production levels. In January, 2022, we successfully completed the Offering with net proceeds of $12.8 million.
Going Concern
We require capital, principally for capital expenditures, acquisition activity, dividend payments and to finance accounts receivable and inventory. Our working capital requirements vary from period to period depending on inventory requirements, the timing of deliveries, and the payment cycles of our customers. Our capital expenditures consist of medical imaging and diagnostic devices utilized in the provision of our services, as well as vehicles and information technology hardware and software. In addition, we are putting in place capital expenditure programs in the Construction business in order to improve operations and expand our production output. Generally, this business is not capital intensive, although we had to augment working capital significantly in 2021, especially at KBS, to support higher production levels.
The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. We incurred losses from continuing operations of approximately $8.9 million and $5.3 million for the years ended December 31, 2021 and 2020, respectively. We have an accumulated deficit of $128.0 million and $125.0 million as of December 31, 2021 and 2020, respectively. Net cash used in operations was $6.5 million for the year ended December 31, 2021 compared to net cash used in operations of $5.0 million for the year ended 2020. The Company will need to secure additional future financing to accomplish its business plan over the next several years and that there can be no assurance on the availability or terms upon which such financing and capital might be available in the future.
At December 31, 2021, we had approximately $12.9 million in outstanding debt, all of which is classified as short-term and is explained in more detail in Note 8. Debt, within the notes to our accompanying consolidated financial statement. The $7.0 million SNB debt primarily supports our Healthcare business and matures in 2024, but GAAP rules require that the outstanding balance be classified as short-term debt, due to the automatic sweep feature embedded in the traditional lockbox arrangement along with a subjective acceleration clause in the SNB Loan Agreement. As of December 31, 2021, we were in compliance with all covenants related to our Healthcare division.
As of December 31, 2021, we had $4.8 million outstanding on our two Construction division revolvers with Gerber. As of that date, we were not in compliance with our bi-annual covenants on these Gerber facilities, but obtained waivers from Gerber for the bi-annual measurement period ended December 31, 2021. While Gerber has historically provided us with waivers, there is no assurance that we will be able to receive waivers for covenant violations in the future, or that we will meet compliance with covenants in the future.
As of December 31, 2021, we also have $1.1 million outstanding on the Star Loan, on which we have been making timely payments and are in compliance with all covenants. Related party notes of $2.3 million that were outstanding as of December 31, 2020 were fully paid off on April 1, 2021, using proceeds from the DMS Sale Transaction. In addition, as of December 31, 2021, we had cash and cash equivalents of $4.5 million.
We are currently forecasting a covenant breach on our SNB Loan Agreement within twelve months after the date these financial statements have been issued. Upon the occurrence and during the continuation of an event of default under the SNB Loan Agreement, SNB may, among other things, declare the loans and all other obligations under the SNB Loan Agreement immediately due and payable and increase the interest rate at which loans and obligations under the SNB Loan Agreement bear interest. Therefore, management concludes that this forecasted violation raises substantial doubt about our ability to continue as a going concern within twelve months after the date that financial statements are issued if we are not able to restructure those agreements or receive a waiver for non-compliance with our covenants. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. Management is taking a number of steps to avoid these breaches and/or restructure the covenants within these agreements. These steps include improving our operations, considering additional or alternative financing arrangements, and negotiating with current lenders to amend our covenants. While we believe that we maintain strong transparency and relationships with our lenders, there can be no assurance that we will be successful in these efforts.
On January 24, 2022, we closed an underwritten public offering (the “Offering”) pursuant to an underwriting agreement with Maxim Group LLC, as representative of the underwriters. The Offering was for 9,500,000 shares of common stock (or pre-funded warrants to purchase shares of common stock in lieu thereof) and warrants to purchase up to 9,500,000 shares of common stock (the “common warrants”). Each share of common stock (or pre-funded warrant in lieu thereof) was sold together with one common warrant to purchase one share of common stock at a price of $1.50 per share and common warrant. Gross proceeds, before deducting underwriting discounts and offering expenses and excluding any proceeds we may receive upon exercise of the common warrants, were $14.3 million and net proceeds were $12.8 million.
Common Stock Offerings
On May 28, 2020, we closed a public offering (the “2020 Offering”) of 2,225,000 shares of our common stock, and 2,225,000 warrants (the “Warrants”) to purchase up to 1,112,500 additional shares of our common stock. The 2020 Offering price was $2.24 per share of common stock and $0.01 per accompanying Warrant (for a combined 2020 Offering price of $2.25), initially raising $5.0 million in gross proceeds before underwriter discounts and offering-related expenses.
The net proceeds to the Company from the 2020 Offering and Warrant exercises in 2020 were approximately $5.2 million (inclusive of the exercise of the over-allotment option), after deducting underwriter fees and offering-related expenses estimated at $0.8 million. We used a significant portion of the net proceeds from the 2020 Offering to fund working capital needs at our Construction businesses, particularly related to modular housing projects which we produced at KBS Boston-area projects. The remainder of the net proceeds was used for working capital and for other general corporate purposes.
On January 24, 2022, we closed an underwritten public offering (the “Offering”) pursuant to an underwriting agreement with Maxim Group LLC, as representative of the underwriters. The Offering was for 9,500,000 shares of common stock (or pre-funded warrants to purchase shares of common stock in lieu thereof) and warrants to purchase up to 9,500,000 shares of common stock (the “common warrants”). Each share of common stock (or pre-funded warrant in lieu thereof) was sold together with one common warrant to purchase one share of common stock at a price of $1.50 per share and common warrant. Gross proceeds, before deducting underwriting discounts and offering expenses and excluding any proceeds we may receive upon exercise of the common warrants, were $14.3 million and net proceeds were $12.8 million.
We currently intend to use the net proceeds to pursue growth initiatives and fund potential acquisitions, and for working capital and other general corporate purposes. We will have broad discretion in determining how the proceeds of the Offering will be used, and our discretion is not limited by the aforementioned possible uses.
Credit Facilities
Sterling Credit Facility
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “SNB Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers (collectively, the “SNB Borrowers”); the Company, as guarantor; and Sterling National Bank.
The SNB Loan Agreement is a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for revolving loans. Under the SNB Credit Facility, the SNB Borrowers can request the issuance of letters of credit in an aggregate amount not to exceed $0.5 million at any one time outstanding. The borrowings under the SNB Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding. As of December 31, 2021, the Company had $0.1 million of letters of credit outstanding and had additional borrowing capacity of $2.5 million.
At the SNB Borrowers’ option, the SNB Credit Facility will bear interest at either (i) a Floating LIBOR Rate, as defined in the SNB Loan Agreement, plus a margin of 2.50% per annum; or (ii) a Fixed LIBOR Rate, as defined in the SNB Loan Agreement, plus a margin of 2.25% per annum. Our floating rate on this facility at the end of 2021 was 2.60%.

On February 1, 2021, in connection with the closing of the sale of MDOS, we entered into a First Amendment to the SNB Loan Agreement pursuant to which SNB consented to the sale of MDOS and the Company’s name change from Digirad Corporation to Star Equity Holdings, Inc.
On March 31, 2021, in connection with completing the sale of DMS Health, we entered into a Second Amendment to the SNB Loan Agreement pursuant to which SNB consented to the sale of DMS Health and its subsidiaries and required the principal to be paid down to $7.0 million.
At December 31, 2021 and 2020, the Company was in compliance with all covenants.
Construction Loan Agreements
As of December 31, 2021, the Construction division had outstanding revolving lines of credit of approximately $4.8 million. Our Construction debt primarily included (i) $3.1 million principal outstanding on KBS’s $4.0 million revolving credit facility under the KBS Loan Agreement, with Gerber and (ii) $1.7 million principal outstanding on EBGL’s $3.0 million revolving credit facility, which was increased from $3.0 million to $4.0 million on July 30, 2021. As of December 31, 2021, the Construction division was at the maximum borrowing capacity under both revolving lines of credit, based on the inventory and accounts receivable on that day which fluctuates weekly.
KBS Loan Agreement
On February 23, 2016, ATRM, KBS and Main Modular Haulers, Inc. entered into the KBS Loan Agreement with Gerber. The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory and other collateral. The KBS Loan Agreement, which was scheduled to expire on February 22, 2018, has been automatically extended for successive one (1) year periods in accordance with its terms and is now scheduled to expire on February 22, 2023. The KBS Loan Agreement will be automatically extended for another one (1) year period unless a party thereto provides prior written notice of termination. As of December 31, 2021, neither party has provided notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, equating to 6.00% at December 31, 2021, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its assets and are guaranteed by the Company. Financial covenants required that KBS maintain a post-tax net income (as defined in the KBS Loan Agreement) at least equal to (a) $385 thousand for the trailing 6-month period ending June 30, 2021 and $500 thousand for the trailing fiscal year end December 31, 2021 and a minimum EBITDA (as defined in the KBS Loan Agreement) at (a) June 30, 2021 to be more than $880 thousand or (b) fiscal year end December 31, 2021 to be more than $1.5 million. The borrowings under the KBS Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding. At December 31, 2021, approximately $3.1 million was outstanding under the KBS Loan Agreement.
On March 31, 2021, the parties to the KBS Loan Agreement have amended the KBS Loan Agreement to provide for increased availability under the KBS Loan Agreement to KBS under certain circumstances, including for new equipment additions, and certain other changes, as well as a waiver of certain covenants.
As of December 31, 2021 and 2020, KBS was not in compliance with the financial covenants. The occurrence of any unrectifiable event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable. In all prior periods and as of December 31, 2021, we obtained a waiver from Gerber for financial covenant breaches. However, there can be no assurance that we will be able to obtain such waivers in the event of future financial covenant violations.
On March 8, 2022, the borrowers under the KBS Loan Agreement entered into the Nineteenth Amendment to KBS Loan Agreement to amend the financial covenants to require that KBS maintain (a) a net cash income (as defined in the KBS Loan Agreement) of at least equal to no less than $0 for the trailing 6-month period ending June 30, 2022 and no less than $500,000 for the trailing fiscal year ending December 31, 2022 and (b) a minimum EBITDA (as defined in the KBS Loan Agreement) of no less than $0 as of June 30, 2022 and no less than $850,000, as of the fiscal year ending December 31, 2022, as well as a waiver of certain covenants as of December 31, 2021.
EBGL Premier Note
On June 30, 2017, EdgeBuilder and Glenbrook (together, EBGL) entered into a Revolving Credit Loan Agreement (as amended, the Premier Loan Agreement with Premier Bank (“Premier”) providing EBGL with a working capital line of credit of up to $3.0 million.

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
On January 31, 2020, EBGL entered into an Extension and Modification Agreement (the “Modification Agreement”) with Premier that modified the terms of the Revolving Credit Promissory Note (the “Premier Note”). Pursuant to the Modification Agreement, the amount of indebtedness evidenced by the Premier Note was reduced to $1.0 million, and the Premier Note was modified to: (a) extend the Final Maturity Date (as defined in the Premier Note) of the Premier Note to January 31, 2023, and (b) set the interest that the Premier Note would bear at 5.75% per annum. EBGL’s obligations under the Premier Loan Agreement were secured by all of its assets.
All obligations under the Premier Loan Agreement were repaid in full in the second quarter of 2021 and no amount remains outstanding as of December 31, 2021. In exchange Premier terminated all of its security interests in the assets of EBGL.
Gerber Star Loans
On January 31, 2020, SRE, 947 Waterford Road, LLC (“947 Waterford”), 300 Park Street, LLC (“300 Park”), and 56 Mechanic Falls Road, LLC (“56 Mechanic” and together with SRE, 947 Waterford, and 300 Park, (the “Star Borrowers”), each an Investments subsidiary, and the Company, ATRM, KBS, EdgeBuilder, and Glenbrook (collectively, the “Star Credit Parties”), entered into the Star Loan Agreement with Gerber providing the Star Borrowers with a credit facility with borrowing availability of up to $2.5 million ($2.0 million and $0.5 million to KBS and EBGL, respectively) or the Star Loan. The advance of $2.0 million to KBS is to be repaid in monthly installments of sixty (60) consecutive equal payments. The advance of $0.5 million to EBGL, which has been temporarily increased by $0.3 million due to be repaid on April 30, 2020, was to be repaid in monthly installments of twelve (12) consecutive equal payments. The Star Loan matures on the earlier of (a) January 1, 2025 or (b) the termination, the maturity or repayment of the EBGL Loan. Availability under the Star Loan Agreement was based on a formula tied to the value of real estate owned by the Star Borrowers, and borrowings bear interest at the prime rate plus 3.5% per annum.
On February 20, 2020, the Star Borrowers entered into a First Amendment to Loan and Security Agreement (the “First Star Amendment”) with Gerber that amended the Star Loan Agreement in order to (i) temporarily advance $0.3 million to EBGL, which amount is to be repaid to Gerber on or before April 30, 2020; (ii) clarify that Gerber can make multiple advances under the Star Loan Agreement, and (iii) to correct the maturity date of the Star Loan. On April 30, 2020, the Star Borrowers entered into a Second Amendment to Loan and Security Agreement (the “Second Star Amendment”) with Gerber that amended the Star Loan Agreement in order to change terms of repayment for the advance of $0.3 million to EBGL provided for under the First Star Amendment. Under the terms of the Second Star Amendment, the advance of $0.3 million to EBGL was to be repaid in three (3) consecutive equal monthly installments on the thirtieth (30th) day in each calendar month, commencing May 30, 2020, and in a final installment on or before July 31, 2020. As of September 30, 2020, EBGL had repaid the $0.3 million in full to Gerber.
The obligations of the Star Borrowers under the Star Loan Agreement are guaranteed by the Star Credit Parties and are secured by substantially all the assets of the Star Borrowers and the Star Credit Parties. Contemporaneously with the execution and delivery of the Star Loan Agreement, Jeffrey E. Eberwein, the Executive Chairman, executed and delivered a Guaranty (the “Gerber Eberwein Guaranty”) to Gerber, pursuant to which he guaranteed the performance of all the Star Borrowers’ obligations to Gerber. Mr. Eberwein’s obligations under the Gerber Eberwein Guaranty are limited in the aggregate to the amount of (a) $2.5 million, plus (b) costs of Gerber incidental to the enforcement of the Gerber Eberwein Guaranty or any guaranteed obligations.
On February 26, 2021, the Star Borrowers entered into a Third Amendment to the Star Loan Agreement (the “Third Star Amendment”) with Gerber that amended the contract rate to prime rate plus 3% and discharged the $2.5 million Gerber Eberwein Guaranty.

The financial covenants under the Star Loan Agreement include maintenance of a Debt Service Coverage Ratio of not less than 1:00 to 1:00, as defined in the Star Loan Agreement, as of December 31, 2021. The occurrence of any event of default under the Star Loan Agreements may result in the obligations of the Star Borrowers becoming immediately due and payable. As of December 31, 2021 and 2020, we were in compliance with the annual financial covenants.
As of December 31, 2021, $1.1 million was outstanding under the Star Loan Agreement. The borrowings under the Star Loan Agreement were classified as short-term obligations under GAAP, because the borrowings under the EBGL Loan Agreement were classified as short-term obligations under GAAP given the EBGL and KBS Loan Agreements contain a subjective acceleration clause and require a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding. Accordingly, if (i) a material adverse effect may be seen to have occurred, (ii) Gerber in its discretion deems a EBGL Loan Agreement default occurred, and (iii) the proceeds swept are insufficient to pay the balance outstanding, Gerber may then demand all obligations under the Star Loan Agreement immediately due and payable due to cross-default provision, occurring within the Star Loan Agreement. Since a material event can occur at any time, all obligations under the Star Loan Agreement, EBGL Loan Agreement and KBS Loan Agreement are classified as short-term obligations.
Gerber EBGL Loans
On January 31, 2020, EdgeBuilder and Glenbrook (the “EBGL Borrowers”), each a Construction Subsidiary, and the Company, 947 Waterford, 300 Park, 56 Mechanic, ATRM, and KBS (collectively, the “EBGL Credit Parties”), entered into a Loan and Security Agreement (the “EBGL Loan Agreement”) with Gerber providing the EBGL Borrowers with a credit facility with borrowing availability of up to $3.0 million (the “EBGL Loan”). On March 5, 2020, the EBGL Borrowers entered into a First Amendment to Loan and Security Agreement (the “First EBGL Amendment”) with Gerber that amended the EBGL Loan Agreement and the KBS Loan Agreement to include a pledge $0.3 million of cash collateral by Lone Star Value Investors (“LSVI”) under the EBGL Loan Agreement which, prior to the First EBGL Amendment, was pledged by LSVI in connection with the KBS Loan Agreement. On July 1, 2020, the EBGL Borrowers entered into a Second Amendment that terminated the pledge of $0.3 million in cash collateral. On February 26, 2021, the EBGL Borrowers entered into a Third Amendment to the EBGL Loan Agreement (the “Third EBGL Amendment”), pursuant to which the Company and Gerber eliminated the minimum leverage ratio covenant, lowered the minimum EBITDA, and required the borrowers to not incur a net operating loss on bi-annual basis. The Third EBGL Amendment also discharged the EBGL Eberwein Guaranty described below. As of December 31, 2021, $1.7 million was outstanding under the EBGL Loan.
Availability under the EBGL Loan Agreement was also based on a formula tied to the EBGL Borrowers’ eligible accounts receivable and inventory, and borrowings bear interest at the prime rate plus 2.75% per annum. The EBGL Loan Agreement also provides for certain fees payable to Gerber during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. EBGL’s obligations under the Premier Loan Agreement are secured by all of its assets. The EBGL Loan Agreement also provided for certain fees payable to Gerber during its terms. The EBGL Loan matures on the earlier of (a) January 1, 2023, unless extended, or (b) the termination, the maturity or repayment of the Star Loan. The maturity of the EBGL Loan is automatically extended for successive periods of one (1) year each unless terminated by Gerber or the EBGL Borrowers. The borrowings under the EBGL Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding.
The obligations of the EBGL Borrowers under the EBGL Loan Agreement are guaranteed by the EBGL Credit Parties and are secured by substantially all the assets of the EBGL Borrowers and the EBGL Credit Parties. On March 5, 2020, contemporaneously with the execution and delivery of the First EBGL Amendment, Mr. Eberwein, executed and delivered a Guaranty (the “EBGL Eberwein Guaranty”) to Gerber which he guaranteed the performance of all the EBGL Borrowers’ obligations to Gerber under the EBGL Loan Agreement, including the full payment of all indebtedness owing by the EBGL Borrowers to Gerber in connection with the EBGL Loan Agreement and related financing documents. Mr. Eberwein’s obligations under the EBGL Eberwein Guaranty are limited in the aggregate to the amount of (a) $0.5 million, plus (b) costs of Gerber incidental to the enforcement of the EBGL Eberwein Guaranty or any guaranteed obligations.
On July 30, 2021, the EBGL Borrowers entered into a Fourth Amendment to the EBGL Loan Agreement (the “Fourth EBGL Amendment”) with Gerber, which increased the eligible inventory and the maximum borrowing limit from $3.0 million to $4.0 million.

The financial covenants under the EBGL Loan Agreement include maintenance of a minimum EBITDA and no net operating loss, as defined in the EBGL Loan Agreement, for the six months ended June 30, 2021 and for the year ended December 31, 2021. The occurrence of any event of default under the EBGL Loan Agreement and certain events of default under the KBS Loan Agreement may result in the obligations of the EBGL Borrowers becoming immediately due and payable. As of December 31, 2021, no event of default was deemed to have occurred and EBGL was in compliance with the bi-annual financial covenants under the EBGL Loan Agreement.
On October 21, 2021, the EBGL Borrowers entered into the Fifth Amendment to the EBGL Loan Agreement (the “Fifth EBGL Amendment”) with Gerber to amend the definition of “Reserves” to include a minimum amount, subsequent to Glenbrook Building Supply, Inc. entering a new lease for a larger property.
On January 20, 2022, the EBGL Borrowers entered into the Sixth Amendment to the EBGL Loan Agreement (the “Sixth EBGL Amendment”) with Gerber and reduced the minimum average monthly loan amount to 25% of the $4.0 million maximum revolving amount.
On March 8, 2022, the EBGL Borrowers entered into the Seventh Amendment to the EBGL Loan Agreement (the “Seventh EBGL Amendment”) with Gerber to amend and lower the financial covenants to require that EBGL maintain (a) a lower net cash income (as defined in the EBGL Loan Agreement) at least equal to no less than $0 for the trailing 6-month period ending June 30, 2022 and no less than $1,000,000 for the trailing fiscal year end December 31, 2022 and (b) a reduced minimum EBITDA (as defined in the EBGL Loan Agreement) and no less than $0 as of June 30, 2022 or to be no less than $1,000,000 as of the fiscal year ending December 31, 2022.
Paycheck Protection Program
From April 2020 through May 2020, the Company and its subsidiaries received $6.7 million of loans under the Paycheck Protection Program (“PPP”).
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
On May 11, 2020, the Company and each of Digirad Imaging Solutions, Inc. (“DIS”), DMS Imaging, Inc. (“DMS Imaging”) and DMS Health, each a direct or indirect wholly owned subsidiary of the Company, executed a separate promissory note evidencing unsecured loans under the PPP. The promissory note executed by the Company, dated May 7, 2020, is for $0.8 million (the “Company Note”); the promissory note executed by DIS, dated May 5, 2020, is for $3.0 million (the “DIS Note”); the promissory note executed by DMS Imaging, dated May 5, 2020, is for $1.6 million (the “DMS Imaging Note”) and the promissory note executed by DMS Health, dated May 7, 2020, is for $0.1 million (the “DMS Health Note”). The Company Note, the DIS Note, the DMS Imaging Note, and the DMS Health Note are referred to together as the “Healthcare Notes”. The Construction Notes and the Healthcare Notes are referred to collectively as the “PPP Notes” and each promissory note individually as a “PPP Note”.
The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The loans evidenced by the Construction Notes were made through Bremer Bank (“Bremer”) as lender, and the loans evidenced by the Healthcare Notes were made through Sterling as lender.
The loans evidenced by the PPP Notes (the “PPP Loans”) have two-year terms and bear interest at a rate of 1.00% per annum. Monthly principal and interest payments under the PPP Loans are deferred until repaid.
Under the terms of the CARES Act, recipients of loans under the PPP could apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness would be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and certain other eligible costs. Even if forgiveness is granted the PPP Loans may remain subject to review and audit for up to six (6) years.
During fiscal year 2020 and 2021, the Company applied for forgiveness on all PPP Loans. As of December 31, 2021, all PPP Loans were forgiven, resulting in a gain of $4.2 million in 2021 and $2.5 million in 2020, thus, the Company has no PPP Loans outstanding.

Eberwein Guarantees
SNB
On March 29, 2019, in connection with the Company’s entry into the SNB Loan Agreement, Mr. Eberwein, the Executive Chairman, entered into the Limited Guaranty Agreement (the “SNB Eberwein Guaranty”) with SNB pursuant to which he guaranteed to SNB the prompt performance of all the SNB Borrowers’ obligations to SNB under the SNB Loan Agreement, including the full payment of all indebtedness owing by Borrowers to SNB. Mr. Eberwein’s obligations under the SNB Eberwein Guaranty are limited in the aggregate to the amount of (a) $1.5 million, plus (b) reasonable costs and expenses of SNB incurred in connection with the SNB Eberwein Guaranty. Mr. Eberwein’s obligations under the SNB Eberwein Guaranty terminated upon the Company and Borrowers achieving certain milestones set forth therein.
Gerber
On March 5, 2020, contemporaneously with the execution and delivery of the First EBGL Amendment, Mr. Eberwein, executed and delivered the EBGL Eberwein Guaranty to Gerber pursuant to which he guaranteed the performance of all the EBGL Borrowers’ obligations to Gerber under the EBGL Loan Agreement, including the full payment of all indebtedness owing by the EBGL Borrowers to Gerber in connection with the EBGL Loan Agreement and related financing documents. Mr. Eberwein’s obligations under the EBGL Eberwein Guaranty were limited in the aggregate to the amount of (a) $0.5 million, plus (b) costs of Gerber incidental to the enforcement of the EBGL Eberwein Guaranty or any guaranteed obligations. On February 26, 2021, the Third EBGL Amendment discharged the EBGL Eberwein Guaranty and removed Mr. Eberwein as an ancillary guarantor from the EBGL Loan Agreement.
Premier
As a condition to the Premier Loan Agreement, Mr. Eberwein entered into a guaranty in favor of Premier, absolutely and unconditionally guaranteeing all of the borrowers’ obligations thereunder. As of May 26, 2021, all obligation under the Premier Loan Agreement have been repaid in full and no amount remains outstanding and Premier discharged Mr. Eberwein’s guaranty.
Off-Balance Sheet Arrangements
On September 10, 2019, the parties to the KBS Loan Agreement entered a Consent and Acknowledgment Agreement and Twelfth Amendment to Loan Agreement, by and among Gerber, KBS, ATRM and the Company, pursuant to which the Company agreed to guarantee amounts borrowed by certain of ATRM’s subsidiaries from Gerber. The Twelfth Amendment requires us to serve as an additional guarantor with the existing guarantor, ATRM, with respect to the payment, performance and discharge of each and every obligation of payment and performance by the borrowing subsidiaries with respect to the loans made by Gerber to them. On January 31, 2020, the Company, ATRM, KBS and Gerber entered into a Thirteenth Amendment to Loan and Security Agreement (the “Thirteenth KBS Loan Amendment”) to amend the KBS Loan Agreement, by and among the Company, ATRM, KBS and Gerber, in order to, among other things (a) amend the definitions of “Ancillary Credit Parties,” “Guarantor,” “Obligations,” and “Subordinated Lender” to address the obligations of the Star Borrowers, the EBGL Borrowers, the Star Credit Parties, and the EBGL Credit Parties under the Loan Agreements and the Subordination Agreements to which they are a party and (b) add a new cross default provision.
See Note 8. Debt, within the notes to our consolidated financial statements for further detail.
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, goodwill valuation, and income taxes. Furthermore, the impact on accounting estimates and judgements on the Company’s financial condition and results of operations due to COVID-19 has introduced additional uncertainties. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.
Revenue Recognition
Pursuant to Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, we recognize revenue when a customer obtains control of promised goods or services. We record the amount of revenue that reflects the consideration that it expects to receive in exchange for those goods or services. We apply the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.
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
Goodwill Valuation
We review goodwill for impairment on an annual basis during the fourth quarter, as well as when events or changes in circumstances indicate that the carrying value may not be recoverable. We begin the process by performing an impairment analysis by quantitatively comparing the fair value of the reporting unit to the carrying value of the reporting unit, including goodwill. Impairment charge for goodwill is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value and such loss should not exceed the total goodwill allocated to the reporting unit.
The Company recorded goodwill impairment of $3.4 million for the KBS reporting unit during the year ended December 31, 2021. The Company recorded goodwill impairment of $0.4 million for the EBGL reporting unit during the year ended December 31, 2020. See Note 7. Goodwill, within the notes to our consolidated financial statements, for further information.
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
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Debt obligations under all four of our Company Line of Credit Loan Agreements are subject to variable rates of interest based on LIBOR, the administrative agent’s prime rate or the U.S. federal funds rate. A 100 basis point increase in the underlying interest rate would result in an additional annual interest expense of approximately $0.1 million, assuming related line of credit of $11.8 million, which is the amount of outstanding borrowings at December 31, 2021.
The Company’s approach to interest rate risk is to balance borrowings between fixed rate and variable rate debt as management deems appropriate. At December 31, 2021, the Company’s borrowings under the Company Loan Agreements are all at variable rates.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STAR EQUITY HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Star Equity Holdings, Inc.
Old Greenwich, Connecticut

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Star Equity Holdings, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, consolidated mezzanine and stockholders’ equity, and consolidated cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from continuing operations for the years ended December 31, 2021 and 2020 and has an accumulated deficit as of December 31, 2021. The Company is currently forecasting a potential covenant breach for its loan within twelve months after the date the financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Goodwill

As described in Note 2 and Note 7 to the Company’s consolidated financial statements, the Company's consolidated goodwill balance was $6.0 million as of December 31, 2021. The Company performed goodwill impairment testing annually during the fourth quarter, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. To estimate the fair value of its reporting units, the Company uses both an income approach and a market approach. The income approach requires management to make significant estimates and judgments regarding future cash flows that are based on a number of factors including actual operating results, forecasted revenue and expenses, discount rate assumptions, and long-term growth rate assumptions. The market approach requires the use of multiples based on financial metrics for both acquisitions or peer group companies. Based on this evaluation, the Company determined that one of the reporting units within the construction segment, was impaired and recorded an impairment loss of $3.4 million.

We identified the determination of the fair value of reporting units included in the construction segment as a critical audit matter. The principal considerations for our determination are the subjective and complex assumptions related to future revenue and expenses, grow rates, and discount rates under the income approach and market multiples for peer group companies under the market approach used in determining the fair value of reporting units. Auditing these estimates and related assumptions involved especially challenging and subjective auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the reasonableness of management’s judgments and assumptions of future revenue, future expenses, and long-term growth rates used in the income approach to forecasts of future cash flows by: (i) comparing the forecasts to internal communications to management and the Board of Directors, (ii) evaluating the impact of alternative assumptions on the valuation and comparing to management’s estimate, and (iii) evaluating whether the forecasts were consistent with evidence obtained in other areas of the audit.

•Evaluating the reasonableness of management’s judgments in determining peer group companies under the market approach.

•Utilizing personnel with specialized knowledge and skill of valuation techniques to assist in: (i) testing the underlying source information utilized in the market approach, (ii) assessing the appropriateness and relative weighting of valuation methods, (iii) testing the mathematical accuracy of the Company’s calculations, (iv) evaluating the reasonableness of the discount rates used in the income approach, (v) evaluating the reasonableness of certain market multiples used in the market approach, and (vi) evaluating the reasonableness of the fair value estimate derived from the market approach using comparable fair value data from comparable peer companies.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2015.
San Diego, California
March 31, 2022

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2021	2020
Revenues:
Healthcare	$58,556	$49,232
Construction	48,003	28,879
Investments	—	52
Total revenues	106,559	78,163
Cost of revenues:
Healthcare	46,097	39,083
Construction	44,995	24,832
Investments	227	261
Total cost of revenues	91,319	64,176
Gross profit	15,240	13,987

Operating expenses:
Selling, general and administrative	22,595	18,635
Amortization of intangible assets	1,728	2,124
Goodwill impairment	3,359	436
Gain on sale of MDOS	(847)	—
Total operating expenses	26,835	21,195
Loss from continuing operations	(11,595)	(7,208)
Other income (expense):
Other (expense) income	(550)	874
Interest expense, net	(905)	(1,292)
Gain on forgiveness of PPP loans	4,179	2,470
Total other income	2,724	2,052
Loss from continuing operations before income taxes	(8,871)	(5,156)
Income tax provision	(60)	(129)
Loss from continuing operations, net of income taxes	(8,931)	(5,285)
Income (loss) from discontinued operations, net of income taxes	5,948	(1,172)
Net loss	(2,983)	(6,457)
Deemed dividend on Series A Preferred Stock	(1,906)	(1,916)
Net loss attributable to common stockholders	$(4,889)	$(8,373)

Net loss per common share - basic and diluted*
Net loss per share, continuing operations	$(1.76)	$(1.44)
Net income (loss) per share, discontinued operations	$1.17	$(0.32)
Net loss per share - basic and diluted	$(0.59)	$(1.76)
Deemed dividend on Series A Preferred Stock per share	$(0.37)	$(0.52)
Net loss per share, attributable to common stockholders - basic and diluted	$(0.96)	$(2.29)
Weighted-average shares outstanding – basic and diluted	5,085	3,659

Dividends declared per Series A Preferred Stock	$2.31	$—
*Earnings per share may not add due to rounding
See accompanying notes to consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	December 31,
	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$4,538	$3,225
Restricted cash	278	168
Accounts receivable, net	15,811	12,975
Inventories, net	8,525	9,787
Other current assets	2,711	2,025
Assets held for sale	—	20,756
Total current assets	31,863	48,936
Property and equipment, net	8,918	9,762
Operating lease right-of-use assets, net	4,494	2,935
Intangible assets, net	15,072	16,900
Goodwill	6,046	9,542
Other assets	1,659	1,384
Total assets	$68,052	$89,459

Liabilities, Mezzanine Equity and Stockholders’ Equity:
Current liabilities:
Accounts payable	$4,277	$4,952
Accrued compensation	3,051	2,825
Accrued warranty	569	214
Billings in excess of costs and estimated profit	312	—
Deferred revenue	2,457	2,184
Short-term debt and current portion of long-term debt	12,869	18,362
Notes payable to related parties	—	2,307
Operating lease liabilities	1,253	1,278
Other Current Liabilities	3,033	3,000
Liabilities held for sale	—	7,871
Total current liabilities	27,821	42,993
Long-term debt, net of current portion	—	3,700
Deferred tax liabilities	72	51
Operating lease liabilities, net of current portion	3,299	1,727
Other liabilities	1,118	1,059
Total liabilities	32,310	49,530

Commitments and contingencies (Note 9)

Preferred stock, $0.0001 par value: 10,000,000 shares authorized: Series A Preferred Stock 8,000,000 shares authorized, liquidation preference ($10.00 per share), 1,915,637 shares issued and outstanding at December 31, 2021 and 2020, respectively	18,988	21,500

Stockholders’ equity:
Preferred stock, $0.0001 par value: 25,000 shares authorized; Series C Preferred Stock, no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 30,000,000 shares authorized; 5,805,916 and 4,798,367 shares issued and outstanding (net of treasury shares) at December 31, 2021 and 2020, respectively	—	—
Treasury stock, at cost; 258,849 shares at December 31, 2021 and 2020	(5,728)	(5,728)
Additional paid-in capital	150,451	149,143
Accumulated deficit	(127,969)	(124,986)
Total stockholders’ equity	16,754	18,429
Total liabilities, mezzanine equity and stockholders’ equity	$68,052	$89,459

See accompanying notes to consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2021	2020
Operating activities
Net loss	$(2,983)	$(6,457)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,751	6,330
Amortization of intangible assets	1,728	3,087
Non-cash lease expense	1,453	1,561
Provision for bad debts	656	66
Stock-based compensation	527	524
Non-cash interest expense	182	316
Write-off of borrowing costs	130	—
Gain on sale of discontinued operations	(5,159)	—
Gain on sale of MDOS	(847)	—
(Gain) loss on sale of assets	(18)	150
Loss on write-off of software implementation costs	1,372	—
Gain on Paycheck Protection Program loan forgiveness	(4,179)	(2,470)
Goodwill impairment	3,359	436
Deferred income taxes	22	43
Other, net	(319)	(22)
Changes in operating assets and liabilities:
Accounts receivable	(3,701)	1,225
Inventories	1,262	(2,572)
Other assets	(637)	(1,201)
Accounts payable	(1,001)	(2,458)
Accrued compensation	430	(1,109)
Deferred revenue and billings in excess of costs and estimated profit	499	478
Operating lease liabilities	(1,422)	(1,586)
Other liabilities	445	(1,294)
Net cash used in operating activities	(6,450)	(4,953)
Investing activities
Purchases of property and equipment	(788)	(1,493)
Proceeds from sale of discontinued operations	18,750	—
Proceeds from sale of property and equipment	132	161
Proceeds from sales of derivatives and equity securities	42	—
Purchases of securities available-for-sale	(34)	—
Payments to acquire interest in variable interest entity	(300)	—
Net cash provided by (used in) investing activities	17,802	(1,332)
Financing activities
Proceeds from borrowings	117,601	120,485
Repayment of debt	(125,076)	(116,301)
Loan issuance costs and extinguishment costs	—	(317)
Net proceeds from sale and exercise of common stock, over-allotment options and warrants	629	5,193
Equity proceeds from related party private placement	2,113	—
Fees paid on equity issuance costs	(37)	(18)
Taxes paid related to net share settlement of equity awards	(18)	(10)
Repayment of obligations under finance leases	(769)	(972)
Preferred stock dividends paid	(4,418)	—
Net cash (used in) provided by financing activities	(9,975)	8,060
Net increase in cash and cash equivalents, including cash classified within current assets held for sale	1,377	1,775
Less: Net (decrease) increase in cash classified within current assets held for sale	(46)	369
Net increase in cash, cash equivalents, and restricted cash	1,423	1,406
Cash, cash equivalents, and restricted cash at beginning of year	3,393	1,987
Cash, cash equivalents, and restricted cash at end of year	$4,816	$3,393

Reconciliation of cash, cash equivalents, and restricted cash at end of year
Cash and cash equivalents	$4,538	$3,225
Restricted cash	278	168
	$4,816	$3,393

Supplemental Information
Cash paid during the year for interest	$717	$965
Cash paid during the year for income taxes	$344	$30

Non-Cash Investing Activities
MDOS Promissory Note Receivable	$1,385	$—
Non-Cash Financing Activities
Gain on Paycheck Protection Program Loan Forgiveness	$4,179	$2,470

See accompanying notes to consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY
(In thousands)

	Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	1,916	$19,602	2,050	$—	$(5,728)	$145,352	$(118,529)	$21,095
Stock-based compensation	—	—	—	—	—	524	—	524
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	55	—	—	(10)	—	(10)
Accrued dividend on perpetual preferred stock	—	1,916	—	—	—	(1,916)	—	(1,916)
Net proceeds from sale and exercise of common stock, over allotment options and warrants	—	—	2,693	—	—	5,193	—	5,193
Fees paid on issuance of preferred stock	—	(18)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(6,457)	(6,457)
Balance at December 31, 2020	1,916	21,500	4,798	—	(5,728)	149,143	(124,986)	18,429
Stock-based compensation	—	—	—	—	—	527	—	527
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	726	—	—	(18)	—	(18)
Equity issuance costs	—	—	—	—	—	(37)	—	(37)
Equity proceeds from related party private placement	—	—	—	—	—	2,113	—	2,113
Accrued dividend on perpetual preferred stock	—	1,906	—	—	—	(1,906)	—	(1,906)
Preferred stock dividends paid	—	(4,418)	—	—	—	—	—	—
Proceeds received from warrant exercise	—	—	281	—	—	629	—	629
Net loss	—	—	—	—	—	—	(2,983)	(2,983)
Balance at December 31, 2021	1,916	$18,988	5,805	$—	$(5,728)	$150,451	$(127,969)	$16,754
See accompanying notes to consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company
Star Equity Holdings, Inc. (“Star Equity”, or the “Company”) is a diversified holding company with three divisions: Healthcare, Construction, and Investments. Star Equity, which was incorporated in Delaware in 1997, was formerly known as Digirad Corporation until it changed its name to Star Equity Holdings, Inc. effective January 1, 2021. Unless the context requires otherwise, in this report the terms “we,” “us,” and, “our” refer to Star Equity and our wholly owned subsidiaries.
Healthcare
Healthcare designs, manufactures, and distributes diagnostic medical imaging products. Healthcare operates in two businesses: Diagnostic Services and Diagnostic Imaging. The Diagnostic Services business offers imaging services to healthcare providers as an alternative to purchasing the equipment or outsourcing the procedure. The Diagnostic Imaging business develops, sells, and maintains solid-state gamma cameras.
Construction
Construction manufactures modular housing units for commercial and residential applications. Construction operates in two businesses: (i) modular building manufacturing and (ii) structural wall panel and wood foundation manufacturing, including building supply retail operations. The modular building manufacturing business services the northeast United States and is operated by KBS Builders, Inc. (“KBS”) in Maine. The structural wall panel and wood foundation manufacturing segment is operated by EdgeBuilder, Inc. (“EdgeBuilder”), and the retail building supplies are sold through Glenbrook Building Supply, Inc. (“Glenbrook” and together with EdgeBuilder, “EBGL”). EBGL is based in and services the Greater Minneapolis metropolitan area. KBS, EdgeBuilder and Glenbrook are wholly owned subsidiaries of Star Equity and are referred to collectively herein, and together with ATRM Holdings, Inc. (“ATRM”), as the “Construction Subsidiaries.”
Investments
Investments generates intercompany revenue from the lease of commercial properties and equipment through Star Real Estate Holdings. Our investments division is an internally-focused unit that is directly supervised by Star Equity management. This entity was established to hold our corporate-owned real estate, which currently includes our three manufacturing facilities in Maine that are leased to KBS, as well as any minority investments we make in public and private companies. Star Equity Fund GP, LLC (“Star Equity Fund”), Star Investment Management, LLC (“Star Investment”), Star Real Estate Holdings USA, Inc. (“SRE”) and the subsidiaries of SRE that are included in this division are referred to collectively herein as the “Investments Subsidiaries.”
As of December 31, 2021, our business is organized into four reportable segments: Diagnostic Services, Diagnostic Imaging, Construction, and Investments in the continuing operations. See Note 15. Segments, within the notes to our accompanying consolidated financial statements for financial data relating to our segments. For discussion purposes, we categorized our Diagnostic Services and Diagnostic Imaging reportable segments as “Healthcare.”
Note 2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The consolidated financial statements are prepared in conformity with generally accepted accounting principles (“GAAP”) accepted in the United States of America and include our wholly owned subsidiaries financial statements. All intercompany accounts and transactions have been eliminated. The divestiture of our former Mobile Healthcare division’s assets and liabilities as of December 31, 2021 and 2020 are separately presented as held for sale on the Consolidated Balance Sheets and discontinued operations on the Consolidated Statements of Operations. Refer to Note 3. Discontinued Operations for additional information.
Mezzanine Equity
Pursuant to the Certificate of Designations, Rights and Preferences of Series A Preferred Stock of Star Equity Holdings, Inc. (formerly Digirad Corporation) (the “Certificate of Designations”), upon a Change of Control Triggering Event, as defined in the Certificate of Designations, holders of the Company Preferred Stock may require the Company to redeem the Company Preferred Stock at a price of $10.00 per share, plus any accumulated and unpaid dividends (a “Change of Control Redemption”). As this redemption feature of the shares is not solely within the control of the Company, the Company Preferred Stock does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Company Preferred Stock is not redeemable and it was not probable that our Preferred Stock would become redeemable as of December 31, 2021 and 2020. Therefore, we are not currently required to accrete the Company Preferred Stock to its redemption value.

In addition to a Change of Control Redemption, the Certificate of Designations also provides that we may redeem (at our option, in whole or in part) Preferred Stock following the fifth anniversary of issuance of the Company Preferred Stock, at a cash redemption price of $10.00 per share, plus any accumulated and unpaid dividends.
Discontinued Operations
On October 30, 2020, we entered into the DMS Purchase Agreement (as defined in Note 3) to sell all of the issued and outstanding common stock of DMS Health Technologies, Inc. (“DMS Health”), which operated our Mobile Healthcare business. The purchase price for the DMS Sale Transaction (as defined in Note 3.) was $18.75 million in cash, subject to certain adjustments, including a working capital adjustment. The DMS Sale Transaction was completed on March 31, 2021. As of December 31, 2020, the Mobile Healthcare business met the criteria to be classified as held for sale. This segment is reported on the Consolidated Statements of Operations as discontinued operations and on the Consolidated Balance Sheets as Assets and Liabilities held for sale.
We allocated a portion of interest expense to discontinued operations since the proceeds received from the sale were required to be used to pay down outstanding borrowings under our revolving credit facility with Sterling National Bank, a national banking association (“Sterling” or “SNB”), further described in Note 8. Debt. The allocation was based on the ratio of assets generated based on the borrowing capacity to total borrowings capacity for the period.
Cash flows used in or provided by DMS Health operations as part of discontinued operations and prior year results are further disclosed in Note 3. Discontinued Operations.
Going Concern
The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. We incurred losses from continuing operations, net of income taxes of approximately $8.9 million and $5.3 million for the years ended December 31, 2021 and 2020, respectively. We have an accumulated deficit of $128.0 million and $125.0 million as of December 31, 2021 and 2020, respectively. Net cash used in operations was $6.5 million for the year ended December 31, 2021, compared to net cash used in operations of $5.0 million for the year ended 2020. The Company will likely need to secure additional financing in the future to accomplish its business plan over the next several years and there can be no assurance on the availability or terms upon which such financing and capital might be available at that time.
At December 31, 2021, we had approximately $12.9 million in debt outstanding. All of our debt is categorized as short-term on our Consolidated Balance Sheets. For more detail, see Note 8. Debt. The SNB Loan, which has a current balance owed of $7.0 million, supports our Healthcare business. While it matures in 2024, GAAP rules require that the outstanding balance be classified as short-term debt. This is due to both the automatic sweep feature embedded in the traditional lockbox arrangement and the subjective acceleration clause in the SNB Loan and Security Agreement. As of December 31, 2021, we were in compliance with all covenants related to our Healthcare division.
As of December 31, 2021, we had $4.8 million outstanding on our two Construction division revolvers with Gerber Finance, Inc. (“Gerber”). As of that date, we were not in compliance with our bi-annual covenants on either of these Gerber facilities. However, we obtained waivers from Gerber for the bi-annual measurement period ended December 31, 2021. While Gerber has historically provided us with such waivers, when needed, there is no assurance that we will be able to receive waivers for covenant violations in the future.
We also have $1.1 million outstanding on the Star Loan, on which we are and historically have been making timely payments in full compliance with all covenants. Related party notes of $2.3 million that were outstanding as of December 31, 2020 were fully paid off on April 1, 2021 using proceeds from the DMS Sale Transaction. In addition, as of December 31, 2021, we had cash and cash equivalents of $4.5 million.

We are currently forecasting a covenant breach on our SNB Loan Agreement within twelve months after the date these financial statements have been issued. Upon the occurrence and during the continuation of an event of default under the SNB Loan Agreement, SNB may, among other things, declare the loans and all other obligations under the SNB Loan Agreement immediately due and payable and increase the interest rate at which loans and obligations under the SNB Loan Agreement bear interest. Therefore, management concludes that this forecasted violation raises substantial doubt about our ability to continue as a going concern within twelve months after the date that financial statements are issued if we are not able to restructure those agreements or receive a waiver for non-compliance with our covenants. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. Management is taking a number of steps to avoid these breaches and/or restructure the covenants within these agreements. These steps include improving our operations, considering additional or alternative financing arrangements, and negotiating with current lenders to amend our covenants. While we believe that we maintain strong transparency and relationships with our lenders, there can be no assurance that we will be successful in these efforts.
On January 24, 2022, we closed an underwritten public offering (the “Offering”) pursuant to an underwriting agreement with Maxim Group LLC, as representative of the underwriters. The Offering was for 9,500,000 shares of common stock (or pre-funded warrants to purchase shares of common stock in lieu thereof) and warrants to purchase up to 9,500,000 shares of common stock (the “common warrants”). Each share of common stock (or pre-funded warrant in lieu thereof) was sold together with one common warrant to purchase one share of common stock at a price of $1.50 per share and common warrant. Gross proceeds, before deducting underwriting discounts and offering expenses and excluding any proceeds we may receive upon exercise of the common warrants, were $14.3 million and net proceeds were $12.8 million. In the first quarter of 2022, we declared and made a $0.5 million preferred stock dividend payment. Refer to Note 17. Redeemable Preferred Stock for details.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Significant estimates and judgments include those related to revenue recognition, goodwill valuation, and income taxes. Actual results could materially differ from those estimates.
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 and Topic 842 in the year of 2021 and 2020, which are explained below.
Pursuant to Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, we recognize revenue when a customer obtains control of promised goods or services. We record the amount of revenue that reflects the consideration that it expects to receive in exchange for those goods or services. We apply the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.
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
Healthcare Services Revenue Recognition. We generate service revenue primarily from providing diagnostic imaging services to our customers. Service revenue within our Diagnostic Imaging Services reportable segment is derived from providing our customers with contract diagnostic imaging services, which includes use of our imaging systems, qualified personnel, radiopharmaceuticals, licensing, logistics and related items required to perform testing in their own offices. We bill customers either on a per-scan or fixed-payment methodology, depending upon the contract that is negotiated with the customer. Within our Diagnostic Imaging Service segment, we also rent cameras to healthcare customers for use in their operations. Rental revenues are structured as either a weekly or monthly payment arrangement, and are recognized in the month rental assets are provided. Revenue related to provision of our services is recognized at the time services are performed.
Healthcare Product and Product-Related Revenue Recognition. We generate revenue from product and product-related sales, primarily from the sale of gamma cameras, accessories, and radiopharmaceuticals doses.
Diagnostic Imaging product revenues are generated from the sale of internally developed solid-state gamma camera imaging systems and post-warranty camera maintenance service contracts. Revenue from sales of imaging systems is generally recognized at point in time upon delivery of systems and acceptance by customers. We also provide installation services and training on cameras sold, primarily in the United States. Installation and initial training is generally performed shortly after delivery and the revenue related to the provision of these services is recognized at the time services are performed. Neither installation nor training is essential to the functionality of the product. Finally, we offer camera maintenance service contracts that are sold beyond the term of the initial warranty, generally one year from the date of purchase. Revenue from these service contracts is deferred and recognized ratably over the period of the obligation. We offer time and material services and record revenue when service is performed. Radiopharmaceuticals doses revenue is generally recognized when delivered to the customer.

Construction Revenue Recognition. Within the Construction division, we service residential and commercial construction projects by manufacturing modular housing units and other products and supply general contractors with building materials. KBS manufactures modular buildings for both single-family residential homes and larger, commercial building projects. EdgeBuilder manufactures structural wall panels, permanent wood foundation systems and other engineered wood products, and Glenbrook is a retail supplier of lumber and other building supplies. Retail sales at Glenbrook are recognized at the point of sale. For bill and hold sales, we determine when the customer obtains control of the product on a case-by-case basis to determine the amount of revenue to recognize each period. Revenue is generally recognized at point in time upon delivery of product or over time by measuring progress towards completion.
Billings in excess of costs and estimated earnings on uncompleted contracts are current liabilities, which relate to fixed-price contracts recognized over time, and represents payments in advance of performing the related contract work. Billings in excess of costs and estimated earnings on uncompleted contracts is not considered to be a significant financing component because it is generally used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are classified in deferred revenue in the Consolidated Balance Sheets. Contract liabilities are reduced when the associated revenue from the contract is recognized, which is generally within one year.
Contract Costs. We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs mainly include the internal sales commissions; under the terms of these programs these are generally earned and the costs are recognized at the time the revenue is recognized.
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
We elected to not separate lease and non-lease components of our operating leases in which it is the lessee and lessor. Additionally, the Company elected not to recognize ROU assets and leases liabilities that arise from short-term leases of twelve months or less.
Lessor Accounting
We determine lease classification at the commencement date. Leases not classified as sales-type or direct financing leases are classified as operating leases. The primary accounting criteria used for lease classification are (a) review to determine if the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (b) review to determine if the lease grants the lessee a purchase option that the lessee is reasonably certain to exercise, (c) determine, using a seventy-five percent or more threshold, if the lease term is for a major part of the remaining economic life of the underlying asset (however, we do not use this classification criterion when the lease commencement date falls within the last 25 percent of the total economic life of the underlying asset) and (d) determine, using a ninety percent or more threshold, if the present value of the sum of the lease payments and any residual value guarantees equal or exceeds substantially all of the fair value of the underlying asset. We do not lease equipment of such a specialized nature that it is expected to have no alternative use to us at the end of the lease term.
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
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. We limit our exposure to credit loss by generally placing cash in high credit quality financial institutions. Cash balances are maintained primarily at major financial institutions in the United States and a portion of which exceed the regulatory limit of $250,000 insured by the Federal Deposit Insurance Corporation (FDIC). We have not experienced any credit losses associated with its cash balances. Additionally, we have established guidelines regarding diversification of our investments and their maturities, which are designed to maintain principal and maximize liquidity.
Fair Value of Financial Instruments
The authoritative guidance for fair value measurements defines fair value for accounting purposes, establishes a framework for measuring fair value, and provides disclosure requirements regarding fair value measurements. The guidance defines fair value as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial instruments primarily consist of cash equivalents, equity securities, accounts receivable, other current assets, restricted cash, and accounts payable. The carrying amount of short-term and long-term debt and notes payable approximates fair value because of the relative short maturity of these instruments and interest rates we could currently obtain.
The Company occasionally enters into derivative financial instruments to manage certain market risks. These derivative instruments are not designated as hedging instruments and accordingly, are recorded at fair value in the Consolidated Balance Sheets with the changes in fair value recognized in cost of goods sold in the Consolidated Statements of Operations.
Variable Interest Entities
We determine at the inception of each arrangement whether an entity in which we have made an investment or in which we have other variable interests is considered a variable interest entity (“VIE”). We consolidate VIEs when we are the primary beneficiary. We are the primary beneficiary of a VIE when we have the power to direct activities that most significantly affect the economic performance of the VIE and have the obligation to absorb the significant losses or benefits. If we are not the primary beneficiary in a VIE, we account for the investment or other variable interests in a VIE in accordance with applicable GAAP.
Periodically, we assess whether any changes in our interest or relationship with the entity affect our determination of whether the entity is a VIE and, if so, whether we are the primary beneficiary.
Cash and Cash Equivalents
We consider all investments with a maturity of three months or less when acquired to be cash equivalents.
Equity Securities
As of December 31, 2021 and 2020, securities consist of investments in equity securities that are publicly traded. Investments that are strategic in nature, with the intent to hold the investment over a several year period, are classified as other assets (non-current). Effective January 1, 2018, equity securities, with certain exceptions, are measured at fair value and changes in fair value are recognized in net income. During the year ended December 31, 2021, we recognized gains related to changes in fair value of $0.3 million in the Consolidated Statements of Operations. During the year ended December 31, 2020, we recorded gains related to changes in fair value of $22 thousand.

Allowance for Doubtful Accounts and Billing Adjustments
Accounts receivable consist principally of trade receivables from customers and third-party healthcare insurance providers, and are generally unsecured and due within 30 days. We regularly evaluate the collectability of our trade receivables and provide reserves for doubtful accounts based on our historical experience rate, known collectability issues and disputes, and our bad debt write-off history. Our estimates of collectability could be impacted by material amounts due to changed circumstances, such as a higher number of defaults or material adverse changes in a payor’s ability to meet its obligations. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts within accounts receivable, net in the Consolidated Balance Sheets, and the related provision for doubtful accounts is charged to general and administrative expenses.
Within the Healthcare division, we record a provision for billing adjustments, which are based on our historical experience rate of billing adjustments history. The provision for billing adjustments is charged against Healthcare revenues.
Within the Construction division, accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of losses that may result from uncollectible accounts receivable. We determine the allowance based on an analysis of individual accounts and an evaluation of the collectability of our accounts receivable in the aggregate based on factors such as the aging of receivable amounts, customer concentrations, historical experience, and current economic trends and conditions. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers.
The following table summarizes the allowance for doubtful accounts, billing adjustments, and contractual allowances as of and for the years ended December 31, 2021, and 2020 (in thousands):

	Allowance for Doubtful Accounts(1)	Reserve for Billing Adjustments (2)
Balance at December 31, 2019	$635	$20
Provision adjustment	68	183
Write-offs and recoveries, net	(207)	(190)
Balance at December 31, 2020	496	13
Provision adjustment	656	293
Write-offs and recoveries, net	(309)	(277)
Balance at December 31, 2021	$843	$29
(1)The provision was charged against general and administrative expenses.
(2)The provision was charged against Healthcare revenue.
Inventory
Inventories are stated at the lower of cost (first-in first-out basis) or net realizable value. Finished goods and work-in-process inventory values include the cost of raw materials, labor and manufacturing overhead. Inventory when written down to net realizable value establishes a new cost basis and its value is not subsequently increased based upon changes in underlying facts and circumstances. We also make adjustments to reduce the carrying amount of inventories for estimated excess or obsolete inventories. Factors influencing these adjustments include inventories on-hand compared with historical and estimated future sales and usage for existing and new products and assumptions about the likelihood of obsolescence.
The following table summarizes our reserves for excess and obsolete inventory as of and for the years ended December 31, 2021 and 2020 (in thousands):

Reserve for Excess and Obsolete Inventories (1)
Balance at December 31, 2019	$383
Provision adjustment	137
Write-offs and scrap	(121)
Balance at December 31, 2020	399
Provision adjustment	30
Write-offs and scrap	(109)
Balance at December 31, 2021	$320
(1)The provision was charged against cost of revenues.

Long-Lived Assets including Finite Lived Purchased Intangible Assets
Long-lived assets consist of property and equipment and finite lived intangible assets. We record property and equipment at cost, and record intangible assets based on their fair values at the date of acquisition. We calculate depreciation on property and equipment using the straight-line method over the estimated useful life of the assets, which range from 5 to 20 years for buildings and improvements, 3 to 13 years for machinery and equipment, 1 to 10 years for computer hardware and software, and the lesser of the estimated useful life or remaining lease term for leasehold improvements. Charges related to amortization of assets recorded under finance leases are included within depreciation expense. We calculate amortization on intangible assets using either the accelerated or the straight-line method over the estimated useful life of the assets, based on when we expect to receive cash inflows generated by the intangible assets. Estimated useful lives for intangibles range from 1 to 15 years.
Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. No impairment was recorded on long-lived assets to be held and used during the years ended December 31, 2021 and 2020.
Goodwill Valuation
We review goodwill for impairment on an annual basis during the fourth quarter, as well as when events or changes in circumstances indicate that the carrying value may not be recoverable. We bypassed qualitative analysis and performed an impairment analysis by quantitatively comparing the fair value of the reporting unit to the carrying value of the reporting unit. Impairment charge for goodwill is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value and such loss should not exceed the total goodwill allocated to the reporting unit.
Goodwill has historically been derived from the acquisition of ATRM in 2019, MD Office Solutions (“MDOS”) in 2015, and substantially all of the assets of Ultrascan, Inc. (“Ultrascan”) in 2007. See Note 7. Goodwill, for further information.
Self-Insured Health Insurance Benefits
Healthcare provides healthcare benefits to its employees through a self-insured plan with “stop loss” coverage. The Company records a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated reserve is based on historical experience and trends related to both health insurance claims and payments. The ultimate cost of healthcare benefits will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims. As of December 31, 2021 and 2020, the reserve for estimated claims incurred and unpaid was $0.6 million and $0.5 million, respectively.
Restricted Cash
We maintain certain cash amounts restricted as to withdrawal or use. As of December 31, 2021 and 2020, restricted cash was $0.3 million and $0.2 million, for both years respectively, comprised of cash held for letters of credit for our real estate leases and certain minimum balance requirements on our banking arrangements.
Debt Issuance Costs
We incur debt issuance costs in connection with debt financings. Debt issuance costs for line of credit are presented in other assets and are amortized over the term of the revolving debt agreements using the straight-line method. Debt issuance costs for term debt are netted against to the debt and are amortized over the term of the loan using the effective interest method. Amortization of debt issuance costs are included in interest expense. As of December 31, 2021 and 2020, we have $0.3 million and $0.6 million, respectively, of unamortized debt issuance costs.
Shipping and Handling Fees and Costs
We record all shipping and handling costs billed to customers as revenue earned for the goods provided. Shipping and handling costs related to continuing operations are included in cost of revenues and totaled $1.4 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively.
Share-Based Compensation
We account for share-based awards exchanged for employee and board services in accordance with the authoritative guidance for share-based compensation. Under this guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of forfeitures, over the requisite service period.
Warranty
In our Healthcare division, we generally provide a 12-month assurance warranty on our gamma cameras. We accrue the estimated cost of this warranty at the time revenue is recorded and charge warranty expense to product and product-related cost of revenues. Warranty reserves are established based on historical experience with failure rates and repair costs and the number of systems covered by warranty. Warranty reserves are depleted as gamma cameras are repaired. The costs consist principally of materials, personnel, overhead, and transportation. We review warranty reserves quarterly and, if necessary, make adjustments.
Within our Construction division, KBS provides a limited assurance warranty on its residential homes that covers substantial defects in materials or workmanship for a period of 12 months after delivery to the owner. EBGL provides a limited warranty on the sale of its wood foundation products that covers leaks resulting from defects in workmanship for a period of twenty-five years. Estimated warranty costs are accrued in the period that the related revenue is recognized.
The activities related to our warranty reserve for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Balance at beginning of year	$214	$421
Charges to cost of revenues	963	232
Applied to liability	(608)	(439)
Balance at end of year	$569	$214
Advertising Costs
Advertising costs are expensed as incurred. Total advertising costs for the years ended December 31, 2021 and 2020 were $0.3 million and $0.1 million, respectively.
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
The following weighted-average outstanding common stock equivalents were not included in the calculation of diluted net loss per share because their effect was antidilutive (in thousands):

	Year Ended December 31,
	2021	2020
Stock options	15	43
Stock warrants	768	1,247
Restricted stock units	72	26
Total	855	1,316
As of December 31, 2021, there were 1,045,460 warrants exercised and 1,404,540 warrants, which represents 702,270 shares of common stock equivalents, remained outstanding at an exercise price of $2.25.
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

We record uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. We recognize interest and penalties related to unrecognized tax benefits within income tax expense, and any accrued interest and penalties would be included within the related tax liability. No such costs were recorded for the years ended December 31, 2021 and December 31, 2020.
Reclassification
PPP Loan forgiveness reclassification has been made to the prior year financial statements to conform to the current year financial statement presentation of the Consolidated Statements of Operations. This change did not impact previously reported net loss, loss per share, stockholders’ equity, total assets or the Consolidated Statements of Cash Flows.
Revision of Previously Issued Financial Statements for Correction of Immaterial Errors.
The Company identified immaterial errors in its previously issued annual financial statements that were determined to be individually, and in the aggregate, quantitatively and qualitatively immaterial based on its analysis of Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. These immaterial errors have been corrected in the accompanying Consolidated Balance Sheets, Note 10. Leases, as of December 31, 2020, and Note 4. Revenue, for the year ended December 31, 2020. The nature of these error corrections is as follows:
•The Company identified immaterial errors related to operating lease right-of-use assets and related operating lease liabilities which affected the Consolidated Balance Sheet as of December 31, 2020.
(in thousands)

As of December 31, 2020	As Previously Reported	Adjustments	As Revised
Assets and liabilities
Operating lease right-of-use assets, net	$1,769	$1,166	$2,935
Total assets	$88,293	$1,166	$89,459
Operating lease liabilities	$1,011	$267	$1,278
Total current liabilities	$42,726	$267	$42,993
Operating lease liabilities, net of current portion	$828	$899	$1,727
Total liabilities	$48,364	$1,166	$49,530

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. We adopted the guidance effective the first quarter of 2021. ASU 2019-12 does not have a material effect on our current financial position, results of operations or financial statement disclosures.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), to temporarily ease the potential burden in accounting for reference rate reform. The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The guidance generally can be applied through December 31, 2022. We will monitor our contracts and transactions for potential application of this ASU.
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2021 (or December 15, 2023 for companies who meet the SEC definition of Smaller Reporting Companies), and interim periods within those fiscal years. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.
Note 3. Discontinued Operations
On October 30, 2020, Star Equity entered into a Stock Purchase Agreement (the “DMS Purchase Agreement”) between the Company (“Seller”), DMS Health, and Knob Creek Acquisition Corp., a Tennessee corporation (“Buyer”), Buyer purchased all of the issued and outstanding common stock of DMS Health, which operated our Mobile Healthcare business unit, from Seller. The purchase price under the DMS Purchase Agreement was $18.75 million in cash, subject to certain adjustments, including a working capital adjustment. We deemed the disposition of the Mobile Healthcare business unit to represent a strategic shift that will have a major effect on our operations and financial results. For the year ended December 31, 2020, the Mobile Healthcare business met the criteria to be classified as held for sale. This segment is reported on the Consolidated Statements of Operations as discontinued operations and on the Consolidated Balance Sheets as Assets and Liabilities held for sale. In January, 2022, we received an immaterial amount of net escrow settlement. In April 2021, DMS Health contracted Digirad Imaging Solutions for a term of three years to purchase radiopharmaceuticals doses, resulting in $1.1 million of revenues for the year ended December 31, 2021.
We allocated a portion of interest expense to discontinued operations since the proceeds received from the sale were required to be used to pay down outstanding borrowings under our revolving credit facility with SNB. The allocation was based on the ratio of assets generated based on the borrowing capacity to total borrowings capacity for the period. In addition, certain general and administrative costs related to corporate and shared service functions previously allocated to the mobile healthcare reportable segment are included in discontinued operations.

The following table summarizes the DMS Health results for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Total revenues	$9,490	$36,011
Total cost of revenues	6,973	31,493
Gross profit	2,517	4,518

Operating expenses:
Selling, general and administrative	1,469	4,447
Amortization of intangible assets	—	965
Total operating expenses	1,469	5,412

Operating income (loss) from discontinued operations	1,048	(894)
Interest expense, net	(180)	(256)
Gain on sale of discontinued operations	5,159	—
Income (loss) from discontinued operations before income taxes	6,027	(1,150)
Income tax provision	(79)	(22)
Net Income (loss) from discontinued operations	$5,948	$(1,172)

The carrying amounts of the major classes of assets reported as “Assets held for sale” consist of the following as of December 31, 2020 (in thousands):

December 31,
2020
Cash and cash equivalents	$443
Accounts receivable, net	4,305
Inventories, net	50
Other current assets	459
Property and equipment, net	7,721
Operating lease right-of-use assets, net	4,863
Intangible assets, net	2,915
$20,756
The carrying amounts of the major classes of liabilities reported as “Liabilities held for sale” consist of the following as of December 31, 2020 (in thousands):

December 31,
2020
Accounts payable	$1,597
Accrued compensation	645
Deferred revenue	96
Operating lease liabilities	4,863
Other current liabilities	560
Deferred tax liabilities	16
Other liabilities	94
$7,871
The following table presents supplemental cash flow information of discontinued operations for the years ended December 31, 2021 and 2020 (in thousands):

	Twelve Months Ended December 31,
	2021	2020
Operating activities
Depreciation	$7	$4,519
Amortization of intangible assets	—	965
Non-cash lease expense	256	360
Loss on extinguishment of debt	130	—
Gain on sale of DMS discontinued operations	(5,159)	—
Provision for bad debt	—	2
Investing activities
Proceeds from sale of discontinued operations	18,750	—
Proceeds from sale of property and equipment	3	142

Non-cash investing activities
Fixed asset purchased in accounts payable	—	75
Lease assets obtained in exchange for new operating lease liabilities	—	741

Following is the reconciliation of purchase price to the gain recognized in income from discontinued operations for the twelve months ended December 31, 2021 (in thousands):

Twelve Months Ended December 31, 2021
Estimated proceeds of the disposition, net of transaction costs	$18,750
Assets of the businesses	(20,920)
Liabilities of the businesses	7,712
Transaction expenses	(383)
Pre-tax gain on the disposition	$5,159
Note 4. Revenue
Disaggregation of Revenue
The following table presents our continuing revenues disaggregated by major source for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31, 2021
	Diagnostic Services	Diagnostic Imaging	Construction	Total
Major Goods/Service Lines
Mobile Imaging(1)	$43,536	$—	$—	$43,536
Camera Sales	—	7,959	—	7,959
Camera Support	—	6,832	—	6,832
Healthcare Revenue from Contracts with Customers	43,536	14,791	—	58,327
Lease Income	229	—	47	276
Construction Revenue from Contracts with Customers	—	—	47,956	47,956
Total Revenues	$43,765	$14,791	$48,003	$106,559

Timing of Revenue Recognition
Services and goods transferred over time	$39,843	$5,614	$3,921	$49,378
Services and goods transferred at a point in time	3,922	9,177	44,082	57,181
Total Revenues	$43,765	$14,791	$48,003	$106,559

	Year Ended December 31, 2020
	Diagnostic Services	Diagnostic Imaging	Construction	Investments	Total
Major Goods/Service Lines
Mobile Imaging	$38,690	$—	$—	$—	$38,690
Camera Sales	—	3,450	—	—	3,450
Camera Support	—	6,515	—	—	6,515
Healthcare Revenue from Contracts with Customers	38,690	9,965	—	—	48,655
Lease Income	577	—	260	—	837
Construction revenue from Contracts with Customers	—	—	28,619	—	28,619
Investments	—	—	—	52	52
Total Revenues	$39,267	$9,965	$28,879	$52	$78,163

Timing of Revenue Recognition
Services and goods transferred over time	$37,559	$5,544	$3,255	$—	$46,358
Services and goods transferred at a point in time	1,708	4,421	25,624	52	31,805
Total Revenues	$39,267	$9,965	$28,879	$52	$78,163
(1) Revenue generated from MDOS and DMS subsequent to their respective sales resulted in $0.8 million and $1.1 million of total revenues.

We have corrected an immaterial disclosure error in the previously disclosed disaggregated revenue balances relating to the timing of revenue for the year ended December 31, 2020. For the year ended December 31, 2020, the amount of $2.2 million was revised from over time to point in time related to revenue recognition in the table above. Diagnostic Services for goods transferred over time decreased by $1.7 million, with a corresponding increase to revenue recognized for goods and services transferred at a point in time. The timing of revenue recognition for Diagnostic Imaging for goods transferred over time decreased by $0.5 million, with a corresponding increase to revenue recognized for goods and services transferred at a point in time. The adjustments did not impact the total amount of revenue or the period in which it was recognized, therefore, they had no effect on the Consolidated Balance Sheets, Statements of Operations and Cash Flows for the periods presented.
Changes in the deferred revenues for the year ended December 31, 2021 and 2020, is as follows (in thousands):

Balance at December 31, 2019	$1,801
Revenue recognized that was included in balance at beginning of the year	(1,494)
Deferred revenue, net, related to contracts entered into during the year	2,045
Balance at December 31, 2020	2,352
Revenue recognized that was included in balance at beginning of the year	(1,975)
Deferred revenue, net, related to contracts entered into during the year	2,492
Balance at December 31, 2021	$2,869
As of December 31, 2021 and 2020, non-current deferred revenue was $412 thousand and $168 thousand, respectively in other liabilities within our Consolidated Balance Sheets, which is expected to be recognized over a period of 2-4 years. As of December 31, 2021, billings in excess of costs and estimated profit was $0.3 million and no balance as of December 31, 2020, respectively in current liabilities within our Consolidated Balance Sheet.
Note 5. Supplementary Balance Sheet Information
The following tables show the Consolidated Balance Sheet details as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Inventories:
Raw materials	$5,870	$5,489
Work-in-process	2,145	2,821
Finished goods	830	1,876
Total inventories	8,845	10,186
Less reserve for excess and obsolete inventories	(320)	(399)
Total inventories, net	$8,525	$9,787

	December 31, 2021	December 31, 2020
Property and equipment, net:
Land	$805	$805
Buildings and leasehold improvements	4,823	4,771
Machinery and equipment	24,881	25,687
Computer hardware and software	2,387	3,688
Gross property and equipment	32,896	34,951
Accumulated depreciation	(23,978)	(25,189)
Total property and equipment, net	$8,918	$9,762
On June 9, 2021, we entered into a contract for the sale of commercial real estate agreement with Barnum Holdings, LLC (the "Waterford Sale Agreement"), for the sale of pursuant to 947 Waterford Road real property situated thereon, for the sales price of $1.2 million in cash, which will be paid at the closing. Waterford property was classified as held-for-sale throughout 2021, however, as of December 31, 2021, there were indications of changes to the plan of sale. As such, we reclassified the asset held for sale as an asset held and used. As of December 31, 2021 the related assets had a carry value of $1.0 million and was included within property and equipment on the Consolidated Balance Sheets.
As of December 31, 2021, the non-operating land and building, held for investments, had a carry value of $2.1 million and was included within property and equipment on the Consolidated Balance Sheets.
Depreciation expense for the years ended December 31, 2021 and 2020 was $1.7 million and $1.8 million, respectively.

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with finite useful lives:
Customer relationships	$16,440	$(6,056)	$10,384
Trademarks	5,540	(853)	4,687
Patents	141	(140)	1
Total intangible assets, net	$22,121	$(7,049)	$15,072

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with finite useful lives:
Customer relationships	$17,079	$(5,238)	$11,841
Trademarks	5,727	(670)	5,057
Patents	141	(139)	2
Total intangible assets, net	$22,947	$(6,047)	$16,900
Amortization expense for intangible assets, net for the years ended December 31, 2021 and 2020 was $1.7 million and $2.1 million, respectively.
Estimated amortization expense for intangible assets for 2022 is $1.7 million, for 2023 is $1.7 million, for 2024 is $1.7 million, for 2025 is $1.7 million, for 2026 is $1.7 million, and thereafter is $6.5 million.

	December 31, 2021	December 31, 2020
Other current liabilities:
Professional fees	$832	$534
Sales and property taxes payable	550	453
Radiopharmaceuticals and consumable medical supplies	78	219
Current portion of finance lease obligation	588	594
Facilities and related costs	169	70
Outside services and consulting	282	181
Other accrued liabilities	534	949
Total other current liabilities	$3,033	$3,000
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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy our assets that were recorded at fair value as of December 31, 2021 and 2020 (in thousands):

	At Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$47	$—	$—	$47
Lumber derivative contracts	666	—	—	666
Total	$713	$—	$—	$713

	At Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$35	$55	$—	$90
Total	$35	$55	$—	$90
The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, and 2020, we recorded an unrealized gain of $20 thousand and $22 thousand, respectively, in the Consolidated Statements of Operations.
We entered into lumber derivative contracts in order to protect our gross profit margins from fluctuations caused by volatility in lumber prices. For the year ended December 31, 2021, we recorded a net gain of $0.4 million in the cost of goods sold of the Consolidated Statements of Operations. As of December 31, 2021, we had a net long (buying) position of 2,420,000 board feet under twenty-two lumber derivatives contracts. As of December 31, 2020, we had no lumber derivative contracts.
Note 7. Goodwill
Goodwill has historically been derived from the acquisition of ATRM in 2019, MDOS in 2015, and substantially all of the assets of Ultrascan in 2007. Diagnostic Imaging Solutions, KBS and EBGL carry a goodwill balance of $1.6 million, $0.5 million and $4.0 million, respectively.
Changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020, by reportable segment, are as follows (in thousands):

	Healthcare	Construction	Total
Balance at December 31, 2019	$1,745	$8,233	$9,978
Impairment of EBGL (1)	—	(436)	(436)
Balance at December 31, 2020	1,745	7,797	9,542
De-recognition of MDOS (2)	(137)	—	(137)
Impairment of KBS (3)	—	(3,359)	(3,359)
Balance at December 31, 2021	$1,608	$4,438	$6,046

(1)The Company concluded that it was more likely than not that the carrying value of the EBGL reporting unit were in excess of fair value. This conclusion was based on lower than expected operating results during the year ended December 31, 2020, primarily as a result of higher commodity lumber price and COVID-19 impact. As a result, we recorded an impairment loss of $0.4 million associated with the impairment assessment of the EBGL reporting unit as of December 31, 2020 within the Consolidated Statements of Operations.
(2)On February 1, 2021, in connection with the closing of the sale of MDOS, we de-recognized $0.1 million goodwill associated to the Diagnostic Services reporting unit.
(3)We concluded that it was more likely than not that the carrying value of the KBS reporting unit were in excess of fair value. This conclusion was based on lower than expected operating results during the year ended December 31, 2021, primarily as a result of the rise in material costs throughout the year. As a result, we recorded an impairment loss of $3.4 million associated with the impairment assessment of the KBS reporting unit as of December 31, 2021 within the Consolidated Statements of Operations.
During the fourth quarter of 2021, we elected to by-pass the qualitative assessment for all reporting units. We performed a quantitative assessment for all reporting units to estimate whether it is more likely than not that the fair value of each reporting unit was less than its carrying amount. In performing the quantitative assessment, we determined the fair value of the reporting units using both an income approach and a market approach. Under the income-based approach, we use a discounted cash flow model in which cash flows anticipated over several future periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate risk-adjusted rate of return. We use our internal forecasts to estimate future cash flows and include an estimate of long-term growth rates based on our most recent views of the long-term outlook. Actual results may differ materially from those used in our forecasts. The discount rate used in the discounted cash flow analysis reflects the risks inherent in the expected future cash flows. Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple was determined which was applied to financial metrics to estimate the fair value.
Estimating the fair value of the reporting units requires the use of estimates and significant judgments regarding future cash flows that are based on a number of factors including actual operating results, forecasted working capital, revenue, and spend targets, discount rate assumptions, and long-term growth rate assumptions. These estimates and judgments could adversely change in future periods and we cannot provide absolute assurance that all of the targets will be achieved, which could lead to future impairment charges.

Note 8. Debt
A summary of debt as of December 31, 2021 and 2020 is as follows (dollars in thousands):

	December 31, 2021		December 31, 2020
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - Gerber KBS	$3,131	6.00%	$1,099	6.00%
Revolving Credit Facility - Gerber EBGL	1,652	6.00%	2,016	6.00%
Revolving Credit Facility - SNB	7,016	2.60%	12,710	2.64%
Total Short-term Revolving Credit Facility	$11,799	3.98%	$15,825	3.30%
Gerber - Star Term Loan	$1,070	6.25%	$262	6.75%
Premier - Term Loan	—	—%	419	5.75%
Short-term debt and current portion of long-term debt	$1,070	6.25%	$681	6.13%
Short-term Paycheck Protection Program Notes	$—	—%	$1,856	1.00%
Total short-term debt and current portion of long-term debt	$12,869	4.17%	$18,362	3.17%

Gerber - Star Term Loan	$—	—%	$1,058	6.75%
Premier - Term Loan	—	—%	321	5.75%
Long-term debt, net of current portion	$—	—%	$1,379	6.52%
Long-term Paycheck Protection Program Notes	$—	—%	$2,321	1.00%
Total long-term debt, net of current portion	$—	—%	$3,700	3.06%

LSV Co-Invest I Promissory Note (“January Note”)	$—	—%	$709	12.00%
LSV Co-Invest I Promissory Note (“June Note”)	—	—%	1,220	12.00%
LSVM Note	—	—%	378	12.00%
Total notes payable to related parties (1)	$—	—%	$2,307	12.00%

Total debt	$12,869	4.17%	$24,369	3.99%
(1) See Note 14. Related Party Transactions, for information regarding certain ATRM promissory notes.
Term Loan Facilities
As of December 31, 2021, the short-term debt includes $1.1 million of the Star term loan (as defined below), net of issuance costs.
The following table presents the Star Loan balance net of unamortized debt issuance costs as of December 31, 2021, and 2020, respectively (in thousands):

	December 31, 2021	December 31, 2020
	Amount	Amount
Gerber - Star Term Loan Principal	$1,246	$1,633
Premier - Term Loan	—	740
Total Principal	1,246	2,373
Unamortized debt issuance costs	(176)	(313)
Total	$1,070	$2,060

Sterling Credit Facility
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “SNB Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers (collectively, the “SNB Borrowers”); the Company, as guarantor; and Sterling National Bank.

The SNB Loan Agreement is a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for revolving loans. Under the SNB Credit Facility, the SNB Borrowers can request the issuance of letters of credit in an aggregate amount not to exceed $0.5 million at any one time outstanding. The borrowings under the SNB Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding. As of December 31, 2021, the Company had $0.1 million of letters of credit outstanding and had additional borrowing capacity of $2.5 million.
At the SNB Borrowers’ option, the SNB Credit Facility will bear interest at either (i) a Floating LIBOR Rate, as defined in the SNB Loan Agreement, plus a margin of 2.50% per annum; or (ii) a Fixed LIBOR Rate, as defined in the SNB Loan Agreement, plus a margin of 2.25% per annum. Our floating rate on this facility at the end of 2021 was 2.60%. The SNB Loan Agreement also provides for certain fees payable to Sterling National Bank during its term including an unused line fee determined on a daily basis, in an amount equal to one-quarter of one percent (0.25%) per annum multiplied by the amount by which the SNB Loan Agreement credit limit exceeded the sum of the average daily outstanding amount and outstanding letters of credit. Given that only the assets of the Digirad Health businesses serve as collateral support for the SNB Credit Facility, distributions from this facility are restricted in their use. They must be used solely to finance these Healthcare businesses, unless there is $4.0 million or greater remaining in undrawn capacity after any distributions made to the parent company or other Star entities.
On February 1, 2021, in connection with the closing of the sale of MDOS, we entered into a First Amendment to the SNB Loan Agreement pursuant to which SNB consented to the sale of MDOS and the Company’s name change from Digirad Corporation to Star Equity Holdings, Inc.
On March 31, 2021, in connection with completing the sale of DMS Health, we entered into a Second Amendment to the SNB Loan Agreement pursuant to which SNB consented to the sale of DMS Health and its subsidiaries and required the principal to be paid down to $7.0 million.
Financial covenants required that the SNB Borrowers maintain (a) a Fixed Charge Coverage Ratio as of the last day of such fiscal quarter to not be less than 1.25 to 1.0 and (b) a Leverage Ratio as of the last day of such fiscal quarter shall not be greater than 3.50 to 1.0. At December 31, 2021 and 2020, the Company was in compliance with all covenants.
Construction Loan Agreements
As of December 31, 2021, the Construction division had outstanding revolving lines of credit of approximately $4.8 million. Our Construction debt primarily included (i) $3.1 million principal outstanding on KBS’s $4.0 million revolving credit facility under the KBS Loan Agreement, with Gerber and (ii) $1.7 million principal outstanding on EBGL’s $3.0 million revolving credit facility, which was increased from $3.0 million to $4.0 million on July 30, 2021. As of December 31, 2021, the Construction division was at the maximum borrowing capacity under both revolving lines of credit, based on the inventory and accounts receivable on that day which fluctuates weekly. The Construction Loan Agreements contain cross default provisions and subjective acceleration clauses which may in the event of a material adverse event, as determined by Gerber, allow Gerber to declare the loans and all other obligations under the Construction Loan Agreements immediately due and payable or increase the interest rate at which loans and obligations under the Construction Loan Agreements bear interest. Each of the two Gerber credit facilities are backed by the assets of their respective borrower (KBS or EBGL), which serve as collateral support. Therefore, distributions from each facility are restricted in their use, as they must be used solely to finance the operations of their respective borrower.
KBS Loan Agreement
On February 23, 2016, ATRM, KBS, and Main Modular Haulers, Inc. entered into the KBS Loan Agreement with Gerber. The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory and other collateral. The KBS Loan Agreement, which was scheduled to expire on February 22, 2018, has been automatically extended for successive one (1) year periods in accordance with its terms and is now scheduled to expire on February 22, 2023. The KBS Loan Agreement will be automatically extended for another one (1) year period unless a party thereto provides prior written notice of termination. As of December 31, 2021, neither party has provided notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, equating to 6.00% at December 31, 2021, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its assets and are guaranteed by the Company. Financial covenants required that KBS maintain a post-tax net income (as defined in the KBS Loan Agreement) at least equal to (a) $385 thousand for the trailing 6-month period ending June 30, 2021 and $500 thousand for the trailing fiscal year end December 31, 2021 and a minimum EBITDA (as defined in the KBS Loan Agreement) at (a) June 30, 2021 to be more than $880 thousand or (b) fiscal year end December 31, 2021 to be more than $1.5 million. The borrowings under the KBS Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding.

At December 31, 2021, approximately $3.1 million was outstanding under the KBS Loan Agreement.
On March 31, 2021, the parties to the KBS Loan Agreement have amended the KBS Loan Agreement to provide for increased availability under the KBS Loan Agreement to KBS under certain circumstances, including for new equipment additions, and certain other changes, as well as a waiver of certain covenants.
As of December 31, 2021 and 2020, KBS was not in compliance with the financial covenants. The occurrence of any unrectifiable event of default under the KBS Loan Agreement may result in KBS’s obligations under the KBS Loan Agreement becoming immediately due and payable. In all prior periods and as of December 31, 2021, we obtained a waiver from Gerber for financial covenant breaches. However, there can be no assurance that we will be able to obtain such waivers in the event of future financial covenant violations.
On March 8, 2022, the borrowers under the KBS Loan Agreement entered into the Nineteenth Amendment to KBS Loan Agreement to amend the financial covenants to require that KBS maintain (a) a net cash income (as defined in the KBS Loan Agreement) of at least equal to no less than $0 for the trailing 6-month period ending June 30, 2022 and be no less than $500,000 for the trailing fiscal year ending December 31, 2022 and (b) a minimum EBITDA (as defined in the KBS Loan Agreement) no less than $0 as of June 30, 2022 and no less than $850,000 as of the fiscal year ending December 31, 2022, as well as a waiver of certain covenants as of December 31, 2021.
EBGL Premier Note
On June 30, 2017, EdgeBuilder and Glenbrook (together, EBGL) entered into a Revolving Credit Loan Agreement (as amended, the Premier Loan Agreement with Premier Bank (“Premier”) providing EBGL with a working capital line of credit of up to $3.0 million.
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
On January 31, 2020, EBGL entered into an Extension and Modification Agreement (the “Modification Agreement”) with Premier that modified the terms of the Revolving Credit Promissory Note (the “Premier Note”). Pursuant to the Modification Agreement, the amount of indebtedness evidenced by the Premier Note was reduced to $1.0 million, and the Premier Note was modified to: (a) extend the Final Maturity Date (as defined in the Premier Note) of the Premier Note to January 31, 2023, and (b) set the interest that the Premier Note would bear at 5.75% per annum. EBGL’s obligations under the Premier Loan Agreement were secured by all of its assets.
All obligations under the Premier Loan Agreement were repaid in full in the second quarter of 2021 and no amount remains outstanding as of December 31, 2021. In exchange Premier terminated all of its security interests in the assets of EBGL.
Gerber Star Loan
On January 31, 2020, SRE, 947 Waterford Road, LLC (“947 Waterford”), 300 Park Street, LLC (“300 Park”), and 56 Mechanic Falls Road, LLC (“56 Mechanic” and together with SRE, 947 Waterford, and 300 Park, (the “Star Borrowers”), each an Investments subsidiary, and the Company, ATRM, KBS, EdgeBuilder, and Glenbrook (collectively, the “Star Credit Parties”), entered into the Star Loan Agreement with Gerber providing the Star Borrowers with a credit facility with borrowing availability of up to $2.5 million ($2.0 million and $0.5 million to KBS and EBGL, respectively) or the Star Loan. The advance of $2.0 million to KBS is to be repaid in monthly installments of sixty (60) consecutive equal payments. The advance of $0.5 million to EBGL, which has been temporarily increased by $0.3 million due to be repaid on April 30, 2020, was to be repaid in monthly installments of twelve (12) consecutive equal payments. The Star Loan matures on the earlier of (a) January 1, 2025 or (b) the termination, the maturity or repayment of the EBGL Loan. Availability under the Star Loan Agreement was based on a formula tied to the value of real estate owned by the Star Borrowers, and borrowings bear interest at the prime rate plus 3.5% per annum. The Star Loan also provides for certain fees payable to Gerber during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee.

On February 20, 2020, the Star Borrowers entered into a First Amendment to Loan and Security Agreement (the “First Star Amendment”) with Gerber that amended the Star Loan Agreement in order to (i) temporarily advance $0.3 million to EBGL, which amount is to be repaid to Gerber on or before April 30, 2020; (ii) clarify that Gerber can make multiple advances under the Star Loan Agreement, and (iii) to correct the maturity date of the Star Loan. On April 30, 2020, the Star Borrowers entered into a Second Amendment to Loan and Security Agreement (the “Second Star Amendment”) with Gerber that amended the Star Loan Agreement in order to change terms of repayment for the advance of $0.3 million to EBGL provided for under the First Star Amendment. Under the terms of the Second Star Amendment, the advance of $0.3 million to EBGL was to be repaid in three (3) consecutive equal monthly installments on the thirtieth (30th) day in each calendar month, commencing May 30, 2020, and in a final installment on or before July 31, 2020. As of September 30, 2020, EBGL had repaid the $0.3 million in full to Gerber.
The obligations of the Star Borrowers under the Star Loan Agreement are guaranteed by the Star Credit Parties and are secured by substantially all the assets of the Star Borrowers and the Star Credit Parties. Contemporaneously with the execution and delivery of the Star Loan Agreement, Jeffrey E. Eberwein, the Executive Chairman, executed and delivered a Guaranty (the “Gerber Eberwein Guaranty”) to Gerber, pursuant to which he guaranteed the performance of all the Star Borrowers’ obligations to Gerber. Mr. Eberwein’s obligations under the Gerber Eberwein Guaranty are limited in the aggregate to the amount of (a) $2.5 million, plus (b) costs of Gerber incidental to the enforcement of the Gerber Eberwein Guaranty or any guaranteed obligations.
On February 26, 2021, the Star Borrowers entered into a Third Amendment to the Star Loan Agreement (the “Third Star Amendment”) with Gerber that amended the contract rate to prime rate plus 3% and discharged the $2.5 million Gerber Eberwein Guaranty.
The financial covenants under the Star Loan Agreement include maintenance of a Debt Service Coverage Ratio of not less than 1:00 to 1:00, as defined in the Star Loan Agreement, as of December 31, 2021. The occurrence of any event of default under the Star Loan Agreements may result in the obligations of the Star Borrowers becoming immediately due and payable. As of December 31, 2021 and 2020, we were in compliance with the annual financial covenants.
As of December 31, 2021, $1.1 million was outstanding under the Star Loan Agreement. The borrowings under the Star Loan Agreement were classified as short-term obligations under GAAP, because the borrowings under the EBGL Loan Agreement were classified as short-term obligations under GAAP given the EBGL and KBS Loan Agreements contain a subjective acceleration clause and require a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding. Accordingly, if (i) a material adverse effect may be seen to have occurred, (ii) Gerber in its discretion deems a EBGL Loan Agreement default occurred, and (iii) the proceeds swept are insufficient to pay the balance outstanding, Gerber may then demand all obligations under the Star Loan Agreement immediately due and payable due to cross-default provision, occurring within the Star Loan Agreement. Since a material event can occur at any time, all obligations under the Star Loan Agreement, EBGL Loan Agreement and KBS Loan Agreement are classified as short-term obligations.

Gerber EBGL Loans
On January 31, 2020, EdgeBuilder and Glenbrook (the “EBGL Borrowers”), each a Construction Subsidiary, and the Company, 947 Waterford, 300 Park, 56 Mechanic, ATRM, and KBS (collectively, the “EBGL Credit Parties”), entered into a Loan and Security Agreement (the “EBGL Loan Agreement”) with Gerber providing the EBGL Borrowers with a credit facility with borrowing availability of up to $3.0 million (the “EBGL Loan”). On March 5, 2020, the EBGL Borrowers entered into a First Amendment to Loan and Security Agreement (the “First EBGL Amendment”) with Gerber that amended the EBGL Loan Agreement and the KBS Loan Agreement to include a pledge $0.3 million of cash collateral by Lone Star Value Investors (“LSVI”) under the EBGL Loan Agreement which, prior to the First EBGL Amendment, was pledged by LSVI in connection with the KBS Loan Agreement. On July 1, 2020, the EBGL Borrowers entered into a Second Amendment that terminated the pledge of $0.3 million in cash collateral. On February 26, 2021, the EBGL Borrowers entered into a Third Amendment to the EBGL Loan Agreement (the “Third EBGL Amendment”), pursuant to which the Company and Gerber eliminated the minimum leverage ratio covenant, lowered the minimum EBITDA, and required the borrowers to not incur a net operating loss on bi-annual basis. The Third EBGL Amendment also discharged the EBGL Eberwein Guaranty described below. As of December 31, 2021, $1.7 million was outstanding under the EBGL Loan.
Availability under the EBGL Loan Agreement was also based on a formula tied to the EBGL Borrowers’ eligible accounts receivable and inventory, and borrowings bear interest at the prime rate plus 2.75% per annum. The EBGL Loan Agreement also provides for certain fees payable to Gerber during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. EBGL’s obligations under the Premier Loan Agreement are secured by all of its assets. The EBGL Loan Agreement also provided for certain fees payable to Gerber during its terms. The EBGL Loan matures on the earlier of (a) January 1, 2023, unless extended, or (b) the termination, the maturity or repayment of the Star Loan. The maturity of the EBGL Loan is automatically extended for successive periods of one (1) year each unless terminated by Gerber or the EBGL Borrowers. The borrowings under the EBGL Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding.
The obligations of the EBGL Borrowers under the EBGL Loan Agreement are guaranteed by the EBGL Credit Parties and are secured by substantially all the assets of the EBGL Borrowers and the EBGL Credit Parties. On March 5, 2020, contemporaneously with the execution and delivery of the First EBGL Amendment, Mr. Eberwein, executed and delivered a Guaranty (the “EBGL Eberwein Guaranty”) to Gerber which he guaranteed the performance of all the EBGL Borrowers’ obligations to Gerber under the EBGL Loan Agreement, including the full payment of all indebtedness owing by the EBGL Borrowers to Gerber in connection with the EBGL Loan Agreement and related financing documents. Mr. Eberwein’s obligations under the EBGL Eberwein Guaranty are limited in the aggregate to the amount of (a) $0.5 million, plus (b) costs of Gerber incidental to the enforcement of the EBGL Eberwein Guaranty or any guaranteed obligations.
On July 30, 2021, the EBGL Borrowers entered into a Fourth Amendment to the EBGL Loan Agreement (the “Fourth EBGL Amendment”) with Gerber, which increased the eligible inventory and the maximum borrowing limit from $3.0 million to $4.0 million.

The financial covenants under the EBGL Loan Agreement include maintenance of a minimum EBITDA and no net operating loss, as defined in the EBGL Loan Agreement, for the six months ended June 30, 2021 and for the year ended December 31, 2021. The occurrence of any event of default under the EBGL Loan Agreement and certain events of default under the KBS Loan Agreement may result in the obligations of the EBGL Borrowers becoming immediately due and payable. As of December 31, 2021, no event of default was deemed to have occurred and EBGL was in compliance with the bi-annual financial covenants under the EBGL Loan Agreement.
On October 21, 2021, the EBGL Borrowers entered into the Fifth Amendment to the EBGL Loan Agreement (the “Fifth EBGL Amendment”) with Gerber to amend the definition of “Reserves” to include a minimum amount, subsequent to Glenbrook Building Supply, Inc. entering a new lease for a larger property.
On January 20, 2022, the EBGL Borrowers entered into the Sixth Amendment to the EBGL Loan Agreement (the “Sixth EBGL Amendment”) with Gerber and reduced the minimum average monthly loan amount to 25% of the $4.0 million maximum revolving amount.
On March 8, 2022, the EBGL Borrowers entered into the Seventh Amendment to the EBGL Loan Agreement (the “Seventh EBGL Amendment”) with Gerber to amend and lower the financial covenants to require that EBGL maintain (a) a lower net cash income (as defined in the EBGL Loan Agreement) at least equal to no less than $0 for the trailing 6-month period ending June 30, 2022 and no less than $1,000,000 for the trailing fiscal year end December 31, 2022 and (b) a reduced minimum EBITDA (as defined in the EBGL Loan Agreement) to be no less than $0 as of June 30, 2022 and no less than $1,000,000 as of the fiscal year ending December 31, 2022.
Paycheck Protection Program
From April 2020 through May 2020, the Company and its subsidiaries received $6.7 million of loans under the Paycheck Protection Program (“PPP”).
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
On May 11, 2020, the Company and each of Digirad Imaging Solutions, Inc. (“DIS”), DMS Imaging, Inc. (“DMS Imaging”) and DMS Health, each a direct or indirect wholly owned subsidiary of the Company, executed a separate promissory note evidencing unsecured loans under the PPP. The promissory note executed by the Company, dated May 7, 2020, is for $0.8 million (the “Company Note”); the promissory note executed by DIS, dated May 5, 2020, is for $3.0 million (the “DIS Note”); the promissory note executed by DMS Imaging, dated May 5, 2020, is for $1.6 million (the “DMS Imaging Note”) and the promissory note executed by DMS Health, dated May 7, 2020, is for $0.1 million (the “DMS Health Note”). The Company Note, the DIS Note, the DMS Imaging Note, and the DMS Health Note are referred to together as the “Healthcare Notes”. The Construction Notes and the Healthcare Notes are referred to collectively as the “PPP Notes” and each promissory note individually as a “PPP Note”.
The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The loans evidenced by the Construction Notes were made through Bremer Bank (“Bremer”) as lender, and the loans evidenced by the Healthcare Notes were made through Sterling as lender.
The loans evidenced by the PPP Notes (the “PPP Loans”) have two-year terms and bear interest at a rate of 1.00% per annum. Monthly principal and interest payments under the PPP Loans are deferred until repaid.
Under the terms of the CARES Act, recipients of loans under the PPP could apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness would be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and certain other eligible costs. Even if forgiveness is granted the PPP Loans may remain subject to review and audit for up to six (6) years.
During fiscal year 2020 and 2021, the Company applied for forgiveness on all PPP Loans. As of December 31, 2021, all PPP Loans were forgiven, resulting in a gain of $4.2 million in 2021 and $2.5 million in 2020, thus, the Company has no PPP Loans outstanding.

Note 9. Commitments and Contingencies
In the normal course of business, we have been and will likely continue to be subject to other litigation or administrative proceedings incidental to our business, such as claims related to compliance with regulatory standards. customer disputes, employment practices, wage and hour disputes, product liability, professional liability, malpractice liability, commercial disputes, licensure restrictions or denials, and warranty or patent infringement. Responding to litigation or administrative proceedings, regardless of whether they have merit, can be expensive and disruptive to normal business operations. We are not able to predict the timing or outcome of these matters and currently do not expect that the resolution of these matters will have a material adverse effect on our financial position or results of operations.
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
On December 27, 2021, the Company reached a settlement in the matter of Kiefer v. Heart of Georgia, et al, GA State Ct. (“Kiefer”), where a judgment for wrongful death and medical expenses in the amount of $4.96 million was entered on October 4, 2021 against a prior employee of Diagnostic Imaging Services, which employee Diagnostic Imaging Services contractually indemnified. The plaintiff’s original complaint was filed April 19, 2018, regarding events occurring on October 12, 2015. A settlement agreement resulted in the payment of $0.1 million by the Company on December 20, 2021. Following such payment, Diagnostic Imaging Services was released from any claims, damages, rights and causes of action.
Note 10. Leases
Lessee
We have operating and finance leases for corporate offices, vehicles, and certain equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases and some of which include options to terminate the leases within 1 year. Operating leases are included separately in the Consolidated Balance Sheets as operating lease right-of-use assets, net and finance lease assets are included in property and equipment with the related liabilities included in other current liabilities and other liabilities in the Consolidated Balance Sheets.
As noted in the Note 2. Basis of Presentation and Significant Accounting Policies, we revised our operating lease right-of-use assets and operating lease liabilities in the accompanying Consolidated Balance Sheets, as of December 31, 2020. As a result of this revision, our disclosure of weighted average remaining lease terms and discount rate were revised. The adjustments had no effect on the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the periods presented.
The components of lease expense for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	December 31, 2021	December 31, 2020
Operating lease cost	$1,429	$1,303

Finance lease cost:
Amortization of finance lease assets	$476	$463
Interest on finance lease liabilities	81	92
Total finance lease cost	$557	$555
Supplemental cash flow information related to leases from continuing operations were as follows (in thousands):

	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,197	$1,201
Operating cash flows from finance leases	$81	$92
Financing cash flows from finance leases	$669	$588

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,035	$1,762
Finance leases	$509	$579

Supplemental balance sheet information related to leases as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31, 2021	December 31, 2020
Operating lease right-of-use assets, net (2)	$4,494	$2,935

Operating lease liabilities (2)	$1,253	$1,278
Operating lease liabilities, net of current (2)	3,299	1,727
Total operating lease liabilities	$4,552	$3,005

Finance lease assets	$2,901	$2,765
Finance lease accumulated amortization	(1,377)	(791)
Total finance lease assets, net	$1,524	$1,974

Finance lease liabilities (1)	$588	$594
Finance lease liabilities, net of current (1)	706	937
Total finance lease liabilities	$1,294	$1,531

Weighted-Average Remaining Lease Term (in years)
Operating leases	3.9	3.0
Finance leases	2.6	2.8

Weighted-Average Discount Rate
Operating leases	4.23%	4.73%
Finance leases	5.05%	6.44%
(1) Finance leases are recorded in other current and long-term liabilities as of December 31, 2021 and 2020.
(2) The increase of $1.6 million was primarily related to lease extensions for our EBGL facilities and Diagnostic Services hubs.
We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of December 31, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases
2022	$1,417	$635
2023	1,252	406
2024	1,126	251
2025	658	83
Thereafter	496	—
Total future minimum lease payments	4,949	1,375
Less amounts representing interest	(397)	(81)
Present value of lease obligations	$4,552	$1,294
Lessor
In the Healthcare division, we generate lease income in the Diagnostic Services segment, from equipment rentals to customers. Rental contracts are structured as either a weekly or monthly payment arrangement and are accounted for as operating leases. Revenues are recognized on a straight-line basis over the term of the rental. As of December 31, 2021 and 2020, our lease contracts are mainly month to month contracts.
Note 11. Share-Based Compensation
At December 31, 2021, we have two active equity incentive plans, the 2011 Inducement Stock Incentive Plan (the “2011 Plan”), and the 2018 Incentive Plan (the “2018 Plan” and together with the 2011 Plan, the “Plans”), under which stock options, restricted stock units, and other stock-based awards may be granted to employees and non-employees, including members of our Board of Directors. The terms of any equity instruments granted under the Plans are approved by the Board of Directors. Stock options typically vest over the requisite service period of one to four years and have a contractual term of seven to ten years. Restricted stock units generally vest over one to three years. Under the Plans, we are authorized to issue an aggregate of 485,000 shares of common stock. As of December 31, 2021, the Plans had 109,799 shares available for future issuance. The number of shares reserved for issuance under the 2018 Plan is subject to increase by (i) the number of shares of common stock that remained available for grant under the 2014 Equity Incentive Award Plan (the “2014 Plan”) as of the effective date of the 2018 Plan, plus (ii) any shares of common stock under the 2014 Plan that are forfeited, expire, or are canceled. As of December 31, 2021, the number of shares provided for issuance under the 2018 Plan due to unissued, forfeited, expired, and canceled shares under the 2014 Plan was 59,620 shares.
Stock Options
The estimated fair value of our stock options is determined using the Black-Scholes model. All stock options were granted with an exercise price equal to the fair value of the common stock on the grant date. There were no employee stock options granted during the years ended December 31, 2021 and 2020.
A summary of our stock option award activity as of and for the year ended December 31, 2021 is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	35	$36.83
Options expired	(29)	$33.88
Options outstanding at December 31, 2021	6	$51.20	4.09	$—
Options exercisable at December 31, 2021	6	$51.20	4.09	$—
At December 31, 2021, there is no unrecognized compensation cost related to unvested stock options.
Upon exercise, we issue new shares of common stock. There were no stock option exercises during the years ended December 31, 2021 and 2020, respectively.
Under the guidance for share-based payments, the fair value of our restricted stock units is based on the grant date fair value of our common stock. All restricted stock units were granted with no purchase price. Vesting of the restricted stock units is subject to service conditions, as well as the attainment of additional performance objectives for certain of the awards. The weighted-average grant date fair value of the restricted stock units was $2.85 per share during the year ended December 31, 2021.
A summary of our restricted stock unit activity as of and for the year ended December 31, 2021 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested restricted stock units outstanding at December 31, 2020	34	$12.39
Adjusted non-vested restricted stock units	76	$2.71
Granted	259	$2.85
Forfeited	—	$20.50
Vested	(107)	$5.28
Non-vested restricted stock units outstanding at December 31, 2021	262	$3.01
The following table summarizes information about restricted stock units that vested during the years ended December 31, 2021 and 2020 based on service conditions (in thousands):

	Year Ended December 31,
	2021	2020
Fair value on vesting date of vested restricted stock units	$313	$159
At December 31, 2021, total unrecognized compensation cost related to non-vested restricted stock units was $0.5 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Allocation of Share-Based Compensation Expense
Total share-based compensation expense related to all of our share-based units for the years ended December 31, 2021 and 2020 was allocated as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cost of revenues	$11	$27
Selling, general and administrative	514	483
Total share-based compensation expense	$525	$510
Share-based compensation expense for the years ended December 31, 2021 and 2020 was $0.5 million and $0.5 million, respectively.
Note 12. Income Taxes
Significant components of the provision for income taxes from continuing operations for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Current provision:
Federal	$4	$—
State	20	89
Total current provision	24	89
Deferred provision:
Federal	6	21
State	30	19
Total deferred provision	36	40
Total income tax provision	$60	$129
Intraperiod allocation rules require us to allocate our provision for income taxes between continuing operations and other categories or comprehensive income (loss) such as discontinued operations. As described in Note 3. Discontinued Operations, the results of our Mobile Healthcare reportable segment have been reported as discontinued operations for the current and prior year. As a result of the intraperiod allocation rules, for the years ended December 31, 2021 and 2020, the Company recorded a tax expense of $79 thousand and a benefit of $22 thousand, respectively, for discontinued operations.
Differences between the provision for income taxes and income taxes at the statutory federal income tax rate for continuing operations are for the years ended December 31, 2021 and 2020 as follows:

	Year Ended December 31,
	2021	2020
Income tax expense at statutory federal rate	21.0%	21.0%
State income tax expense, net of federal benefit	(0.7)%	0.4%
Permanent differences and other	5.6%	(11.7)%
PPP Loan Forgiveness	10.5%	12.8%
Revaluation of deferred taxes due to change in effective state tax rates	2.4%	(1.1)%
Expiration of net operating loss and tax credit carryovers	(40.6)%	(47.4)%
Stock compensation	(0.9)%	(1.3)%
Reserve for uncertain tax positions and other reserves	2.6%	4.0%
Change in valuation allowance	(0.6)%	20.1%
Provision for income taxes	(0.7)%	(3.2)%

Our net deferred tax assets as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$19,651	$22,614
Research and development and other credits	72	72
Reserves	477	363
Operating lease liabilities	2,068	2,619
Interest carryover	22	14
Other, net	785	1,183
Total deferred tax assets	23,075	26,865
Deferred tax liabilities:
Fixed assets and other	(316)	(1,342)
Right of use assets	(1,974)	(2,534)
Intangibles	(2,850)	(4,128)
Total deferred tax liabilities	(5,140)	(8,004)
Valuation allowance for deferred tax assets	(18,007)	(18,912)
Net deferred tax liabilities	$(72)	$(51)
The Company recognizes federal and state deferred tax assets or liabilities based on the Company’s estimate of future tax effects attributable to temporary differences and carryovers. The Company records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. As of December 31, 2021, as a result of a three-year cumulative loss and recent events, we concluded that a full valuation allowance was necessary to offset our deferred tax assets. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. The Company’s valuation allowance balance at December 31, 2021 is $18.0 million, offsetting the Company’s deferred tax assets. The Company will continue to evaluate its deferred tax balances to determine any assets that are more likely than not to be realized.
As of December 31, 2021, we had federal and state income tax net operating loss carryforwards after estimated section 382 limitations of $79.1 million and $50.4 million, respectively. Pre-2018 federal loss carryforwards began to expire in 2021 unless previously utilized. Federal and state loss carryforwards of approximately $15.6 million and $1.3 million expired in 2021, and approximately $16.0 million of federal net operating losses and $2.6 million of state net operating losses are set to expire in 2022, unless previously utilized. We also have federal and California research and other credit carryforwards of approximately $0.4 million and $2.1 million, respectively, as of December 31, 2021. The federal credits began to expire in 2021. The California research credits have no expiration. Pursuant to Internal Revenue Code Sections 382 and 383, use of our net operating loss and credit carryforwards may be limited because of a cumulative change in ownership greater than 50%. As of December 31, 2021, the Company has not experienced a change in ownership greater than 50%; however, some of the tax attributes acquired with the DMS Health businesses are subject to such limitations due to ownership changes of greater than 50% that may have occurred or which may occur in the future. A valuation allowance has been recognized to offset the deferred tax assets, as realization of such assets has not met the “more likely than not” threshold required under the authoritative guidance of accounting for income taxes. In addition, the net operating losses acquired in the ATRM acquisition are also limited under Internal Revenue Code Section 382.

The following table summarizes the activity related to our unrecognized tax benefits for the years ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Balance at beginning of year	$2,778	$2,941
Expiration of the statute of limitations for the assessment of taxes	(217)	(163)
Balance at end of year	$2,561	$2,778
Included in the unrecognized tax benefits of $2.6 million at December 31, 2021 was $2.1 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance. The Company does not expect our unrecognized tax benefits to change significantly over the next 12 months.
We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2017; however, our net operating loss carryforwards and research credit carryforwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The accrued interest as of December 31, 2021 and 2020, and interest and penalties recognized during the years ended December 31, 2021 and 2020 were of insignificant amounts.
Note 13. Employee Retirement Plan
Employees have a 401(k) retirement plan under which employees may contribute up to 100% of their annual salary, within IRS limits. Our contributions to the retirement plans totaled $0.2 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.
Note 14. Related Party Transactions
Eberwein Guarantees
SNB
On March 29, 2019, in connection with the Company’s entry into the SNB Loan Agreement, Mr. Eberwein, the Executive Chairman, entered into the Limited Guaranty Agreement (the “SNB Eberwein Guaranty”) with SNB pursuant to which he guaranteed to SNB the prompt performance of all the SNB Borrowers’ obligations to SNB under the SNB Loan Agreement, including the full payment of all indebtedness owing by Borrowers to SNB. Mr. Eberwein’s obligations under the SNB Eberwein Guaranty are limited in the aggregate to the amount of (a) $1.5 million, plus (b) reasonable costs and expenses of SNB incurred in connection with the SNB Eberwein Guaranty. Mr. Eberwein’s obligations under the SNB Eberwein Guaranty terminate upon the Company and Borrowers achieving certain milestones set forth in the SNB Loan Agreement.
Gerber
On March 5, 2020, contemporaneously with the execution and delivery of the First EBGL Amendment, Mr. Eberwein, executed and delivered the EBGL Eberwein Guaranty to Gerber pursuant to which he guaranteed the performance of all the EBGL Borrowers’ obligations to Gerber under the EBGL Loan Agreement, including the full payment of all indebtedness owing by the EBGL Borrowers to Gerber in connection with the EBGL Loan Agreement and related financing documents. Mr. Eberwein’s obligations under the EBGL Eberwein Guaranty were limited in the aggregate to the amount of (a) $0.5 million, plus (b) costs of Gerber incidental to the enforcement of the EBGL Eberwein Guaranty or any guaranteed obligations. On February 26, 2021, the Third EBGL Amendment discharged the EBGL Eberwein Guaranty and removed Mr. Eberwein as an ancillary guarantor from the EBGL Loan Agreement.
Premier
As a condition to the Premier Loan Agreement, Mr. Eberwein entered into a guaranty in favor of Premier, absolutely and unconditionally guaranteeing all of the borrowers’ obligations thereunder. As of May 26, 2021, all obligation under the Premier Loan Agreement have been repaid in full and no amount remains outstanding and Premier discharged Mr. Eberwein’s guaranty.

Star Equity Holding, Inc.
Jeffrey E. Eberwein, the Executive Chairman, was also the Chief Executive Officer of LSVM prior to its dissolution. LSVM was the investment manager of LSVI, now dissolved, and Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”). Mr. Eberwein was also the sole manager of Lone Star Value Investors GP, LLC (“LSV GP”), the general partner of LSVI and LSV Co-Invest I, and the sole owner of LSV Co-Invest I, and over 25% owner of LSVI. LSVM was a wholly owned subsidiary of Star Equity and was dissolved as of December 31, 2021.
As of December 31, 2021, Mr. Eberwein owned approximately 14.6% of the outstanding Star Equity common stock and 1,289,978 shares of preferred stock.
On July 10, 2020, Star Equity authorized LSVI to initiate a pro-rata distribution to its partners of an aggregate of 300,000 shares of Company Preferred Stock at $10 per share, which was finalized by the Company's transfer agent on July 22, 2020 (the "Distribution").
Private Placement
On December 10, 2021, the Company entered into a securities purchase agreement with its Executive Chairman, Jeffery E. Eberwein, relating to the issuance and sale of 650,000 shares of our common stock at a purchase price of $3.25 per share pursuant to a private placement.
Put Option Agreement
In addition, prior to the effective time of the ATRM acquisition, the Company entered into a put option purchase agreement with Mr. Eberwein, pursuant to which the Company has the right to require Mr. Eberwein to acquire up to 100,000 shares of Company Preferred Stock at a price of $10.00 per share for aggregate proceeds of up to $1.0 million at any time, in the Company’s discretion, during the 12 months following the effective time of the ATRM acquisition (the “Issuance Option”). In March 2020, Mr. Eberwein extended the Issuance Option through June 30, 2021. As of December 31, 2021, these put options expired un-exercised.
ATRM Notes Payable
ATRM had the following related party promissory notes (the “ATRM Notes”) outstanding as of December 31, 2020, which were repaid in full during April 2021 using proceeds from the DMS Sale Transaction:
(i) Unsecured promissory note (principal amount of $0.7 million payable to LSV Co-Invest I), with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest previously due on January 12, 2020 (the “January Note”), subsequently extended to June 30, 2022.
(ii) Unsecured promissory note (principal amount of $1.2 million payable to LSV Co-Invest I), with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest previously due on June 1, 2020 (the “June Note”), subsequently extended to June 30, 2022.
(iii) Unsecured promissory note (principal amount of $0.4 million payable to LSVM), with interest payable annually at a rate of 10.0% per annum (LSVM may elect to receive any interest payment entirely in-kind at a rate of 12.0% per annum), with any unpaid principal and interest previously due on November 30, 2020 (the “LSVM Note”), subsequently extended to June 30, 2022.
Note 15. Segments
Our three business divisions are organized into the following four reportable segments:
1.Diagnostic Services
2.Diagnostic Imaging
3.Construction
4.Investments
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
Construction. Through KBS, Glenbrook and EdgeBuilder, we service residential and commercial construction projects by manufacturing modular housing units, structural wall panels, permanent wood foundation systems, other engineered wood products, and supply general contractors with building materials. KBS is a Maine-based manufacturer that started business in 2001 as a manufacturer of modular homes. KBS offers products for both commercial and residential buildings with a focus on customization to suit the project requirements and provide engineering and design expertise. Glenbrook is a retail supplier of lumber, windows, doors, cabinets, drywall, roofing, decking and other building materials and conducts its operations in Oakdale, Minnesota. EdgeBuilder is a manufacturer of structural wall panels, permanent wood foundation systems and other engineered wood products and conducts its operations in Prescott, Wisconsin.
Investments. Through this segment, we hold significant real estate assets that we acquire and we also manage the Company’s minority investments. We expect the Investments segment to assist in making strategic investments, some of which may produce potential acquisition targets for us.
Our reporting segments have been determined based on the nature of the products and services offered to customers or the nature of their function in the organization. We evaluate performance based on the gross profit and operating income (loss) excluding goodwill impairment. Our operating costs included in our shared service functions primarily consist of senior executive officers, finance, human resources, legal, and information technology. Star Equity shared service corporate costs have been separated from the reportable segments and healthcare corporate costs have been allocated within Diagnostic Services and Diagnostic Imaging. Prior period presentation previously disclosed conforms to current year presentation.

Segment information for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	Year ended December 31,
	2021	2020
Revenue by segment:
Diagnostic Services	$43,765	$39,267
Diagnostic Imaging	14,791	9,965
Construction	48,003	28,879
Investments	—	52
Consolidated revenue	$106,559	$78,163
Gross profit (loss) by segment:
Diagnostic Services	$7,364	$6,758
Diagnostic Imaging	5,095	3,391
Construction	3,008	4,047
Investments	(227)	(209)
Consolidated gross profit	$15,240	$13,987
Income (loss) from operations by segment:
Diagnostic Services	$1,673	$(919)
Diagnostic Imaging	252	(820)
Construction	(4,322)	(2,981)
Investments	(255)	(363)
Star equity corporate and other expenses (2)	(5,584)	(1,689)
Segment loss from operations	(8,236)	(6,772)
Goodwill impairment (1)	(3,359)	(436)
Consolidated loss from operations	$(11,595)	$(7,208)

Depreciation and amortization by segment:
Diagnostic Services	$1,103	$1,222
Diagnostic Imaging	212	260
Construction	1,931	2,172
Investments	226	282
Total depreciation and amortization	$3,472	$3,936
(1) Reflects impairment of goodwill related to the Construction division.
(2) Prior year unallocated corporate expenses and other expenses of $9.5 million were reclassified to reflect the current year allocation methodology.
Geographic Information. The Company’s sales to customers located outside the United States for the years ended December 31, 2021 and 2020 was $0.2 million and $0.3 million, respectively. Our long-lived assets are attributed to geographic region based on asset location, which are all located within the United States.
Note 16. Variable Interest Entity
VIE in which we are not the Primary Beneficiary
We have an investment in a VIE of $0.3 million, recorded in Other Assets, in which we are not the primary beneficiary. This VIE is a small private company that is primarily involved in research related to new heart imaging technologies.
We have determined that the governance structures of this entity does not allow us to direct the activities that would significantly affect their economic performance. Therefore, we are not the primary beneficiary, and the results of operations and financial position of the VIE are not included in our consolidated financial statements. We account for this investment as non-marketable equity securities which is valued at cost less impairment.
The potential maximum exposure of this unconsolidated VIE is generally based on the current carrying value of the investments and any future funding commitments based on the milestone agreement and board approval. We have determined that the single source of our exposure to the VIE is our capital investment in them. The carrying value, and maximum exposure of the unconsolidated VIE were $0.3 million as of December 31, 2021.
Note 17. Perpetual Preferred Stock
Holders of shares of Company Preferred Stock are entitled to receive, when, as and if, authorized by the Company’s board of directors (or a duly authorized committee of the Company’s board of directors) and declared by the Company out of funds legally available for the payment of dividends, preferential cumulative cash dividends at the rate of 10.0% per annum of the liquidation preference of $10.00 per share. Dividends are payable quarterly, in arrears, on the last calendar day of March, June, September and December to holders of record at the close of business on the first day of each payment month. Series A Preferred Stock is not convertible and does not have any voting rights, except when dividends are in arrears for six or more consecutive quarters, then the holders of those shares together with holders of all other series of preferred stock equal in rank will be entitled to vote separately as a class for the election of two additional directors to board of directors, until all dividends accumulated on such shares of Series A Preferred Stock for the past dividend periods and the dividend for the current dividend period shall have been fully paid or declared and a sum sufficient for the payment thereof set apart for payment. Under change of control or other conditions, Series A Preferred Stock may be subject to redemption. The Company may redeem the Series A Preferred Stock upon the occurrence of a change of control, subject to certain conditions. The Company may also voluntarily redeem some or all of the Series A Preferred Stock on or after September 10, 2024.
On May 26, 2021 and August 16, 2021, our board of directors declared a cash dividend to holders of the 10% Series A Cumulative Perpetual Preferred Stock of $0.25 per share, for an aggregate amount of approximately $0.48 million, respectively. The record dates for these dividends were June 1, 2021 and September 1, 2021, respectively, and the payment dates were June 11, 2021 and September 13, 2021, respectively. Additionally, on November 22, 2021, our board of directors declared a cash dividend to holders of the Company’s 10% Series A Preferred Stock of $1.556 per share, which represents all accumulated and unpaid dividends on the preferred shares for an aggregate amount of $3.5 million. The record date for this dividend was December 1, 2021, and the payment date was December 10, 2021. As of December 31, 2021, we have no preferred dividends in arrears.
On February 25, 2022, our board of directors declared a cash dividend to holders of the Company’s 10% Series A Cumulative Perpetual Preferred Stock of $0.25 per share for an aggregate amount of approximately $0.5 million. The record date for this dividend was March 1, 2022, and the payment date was March 10, 2022.
A roll forward of the balance of Company Preferred Stock for the year ended December 31, 2021 is as follows (in thousands):

Balance at December 31, 2020	$21,500
Deemed dividend on Series A Preferred Stock	1,906
Cash Dividend paid on Preferred Stock	(4,418)
Balance at December 31, 2021	$18,988

Note 18. Preferred Stock Rights
On June 2, 2021, our board of directors adopted a tax benefit preservation plan in the form of an Internal Revenue Code Section 382 Rights Agreement (the “382 Agreement”). The 382 Agreement is intended to diminish the risk that our ability to use our net operating loss carryforwards to reduce future federal income tax obligations may become substantially limited due to an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Our board of directors authorized and declared a dividend distribution of one right for each outstanding share of common stock, par value $0.0001 per share, to stockholders of record as of the close of business on June 14, 2021. Each right entitles the registered holder to purchase from the one one-thousandth of a share of Series C Preferred Stock, par value $0.0001 per share, at an exercise price of $12.00 per one one-thousandth of a Preferred Share, subject to adjustment.
The rights will become exercisable following (i) 10 days after a public announcement that a person or group has become an Acquiring Person; and (ii) 10 business days (or a later date determined by the board of directors) after a person or group begins a tender or an exchange offer that, if completed, would result in that person or group becoming an Acquiring Person.
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
No rights were exercisable at December 31, 2021. There is no impact to financial results as a result of the adoption of the 382 Agreement for the year ended December 31, 2021.

Note 19. Subsequent Events
On January 24, 2022, we closed an underwritten public offering (the “Offering”) pursuant to an underwriting agreement with Maxim Group LLC, as representative of the underwriters. The Offering was for 9,500,000 shares of common stock (or pre-funded warrants to purchase shares of common stock in lieu thereof) and warrants to purchase up to 9,500,000 shares of common stock (the “common warrants”). Each share of common stock (or pre-funded warrant in lieu thereof) was sold together with one common warrant to purchase one share of common stock at a price of $1.50 per share and common warrant. Gross proceeds, before deducting underwriting discounts and offering expenses and excluding any proceeds we may receive upon exercise of the common warrants, were $14.3 million and net proceeds were $12.8 million.

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
As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive chairman and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our executive chairman and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 as a result of the material weakness discussed below.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive chairman and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management identified a material weakness in our internal control over financial reporting as we do not have a sufficient complement of accounting resources to address complex accounting matters across all operating entities and to allow timely completion of financial reporting and accounting activities, including sufficiently precise management review controls. The material weakness did not result in any material identified misstatements to the financial statements, and there were no material changes to previously released financial results.
A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
In designing and evaluating internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of internal controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Remediation Plan for Material Weakness

Management intends to increase the skills and experience of our accounting and financial reporting staff over time and to make future investments in the continuing education and public company accounting training of our accounting and financial professionals. We may also retain additional outside financial consultants to conduct technical accounting reviews, when necessary.
Controls will also be added to increase the precision of management review controls, including the review of key inputs used in the preparation and review process. Our management is committed to remediation of the material weakness described above.
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
None.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11,12, 13, and 14) is being incorporated by reference to the applicable information in our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 in connection with our Annual Meeting of Stockholders to be held in 2022.
Code of Ethics
We have adopted a Code of Business Ethics and Conduct (“Ethics Code”) that applies to all our officers, directors, employees, and contractors. The Ethics Code contains general guidelines for conducting our business consistent with the highest standards of business ethics and compliance with applicable law, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. Day-to-day compliance with the Ethics Code is overseen by the Company compliance officer appointed by our board of directors. If we make any substantive amendments to the Ethics Code or grant any waiver from a provision of the Ethics Code to any director or executive officer, we will promptly disclose the nature of the amendment or waiver on our website at www.starequity.com.
ITEM 11.EXECUTIVE COMPENSATION
See Item 10.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See Item 10.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See Item 10.
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
In connection with the audit of the 2021 consolidated financial statements, we entered into an engagement agreement with BDO USA, LLP (“BDO”) which sets forth the terms by which BDO has performed audit and related professional services for us.
The information required by this Item 14 is incorporated by reference from the “Audit Matters” section of the 2022 Proxy Statement.

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
1.Financial Statements
The financial statements of Star Equity Holdings, Inc. listed below are set forth in Item 8 of this report for the year ended December 31, 2021:
–Report of Independent Registered Public Accounting Firm
–Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020
–Consolidated Balance Sheets at December 31, 2021 and 2020
–Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020
–Consolidated Statements of Mezzanine and Stockholders’ Equity for the Years Ended December 31, 2021 and 2020
–Notes to Consolidated Financial Statements
2. Financial Statement Schedules
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3.    Exhibits required by Item 601 of Regulation S-K
The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index below.

EXHIBIT INDEX

Exhibit Number	Description

1.1
Underwriting Agreement, dated January 19, 2022, between Star Equity Holdings, Inc. and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2022).

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

Exhibit Number	Description
3.9
Certificate of Designation of Series C Participating Preferred Stock of Star Equity Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2021).

3.10
Certificate of Amendment of the Restated Certificate of Incorporation of Star Equity Holdings, Inc. (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement filed with the Commission on September 22, 2021).

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

4.13
Rights Agreement, dated as of June 2, 2021, by and between Star Equity Holdings, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2021).

4.14
Tax Benefit Preservation Plan by and between Star Equity Holdings, Inc. and American Stock Transfer & Trust Company, dated as of June 2, 2021 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement filed with the Commission on September 22, 2021).

4.15	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2022).

4.16	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2022).

4.17
Warrant Agent Agreement, dated January 10, 2022, between Star Equity Holdings, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2022).

Exhibit Number	Description
4.18
Underwriter's Warrant (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2022, referencing Exhibit 1.1 of this Registration Statement (Underwriting Agreement) to the same Current Report on Form 8-K).

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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
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

10.72
First Amendment to Loan and Security Agreement, Consent and Release, dated February 1, 2021, by and among Digirad Health, Inc., Digirad Imaging Solutions, Inc., MD Office Solutions, DMS Health Technologies, Inc., DMS Imaging, Inc., DMS Health Technologies-Canada, Inc., Project Rendezvous Holding Corporation, Project Rendezvous Acquisition Corporation, Digirad Diagnostic Imaging, Inc., Star Equity Holdings, Inc., and Sterling National Bank, Inc., Star Equity Holdings, Inc., and Sterling National Bank (incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2021).

10.73
Sixteenth Amendment to Loan and Security Agreement, dated January 5, 2021, by and among Gerber Finance Inc., KBS Builders, Inc., ATRM Holdings, Inc., and Star Equity Holdings, Inc. (incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2021).

10.74
Seventeenth Amendment to Loan and Security Agreement, dated February 26, 2021, by and among Gerber Finance Inc., KBS Builders, Inc., ATRM Holdings, Inc., and Star Equity Holdings, Inc. (incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2021).

10.75
Third Amendment to Loan and Security Agreement, dated January 31, 2020, by and among Gerber Finance Inc., Star Real Estate Holdings USA, Inc., 300 Park Street, LLC, 947 Waterford Road, LLC, and 56 Mechanic Falls Road, LLC. (incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2021).

10.76
Third Amendment to Loan and Security Agreement, dated January 31, 2020, by and among Gerber Finance Inc., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc. (incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2021).

10.77
Stock Purchase Agreement, dated October 30, 2020, by and among Knob Creek Acquisition Corp., Digirad Corporation, Project Rendezvous Acquisition Corporation and DMS Health Technologies, Inc. The schedules and exhibits to this exhibit have been omitted. The Company agrees to furnish a copy of the omitted schedules and exhibits to the Commission on a supplemental basis upon its request. (incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2021).

10.78
Amendment to Stock Purchase Agreement dated as of March 26, 2021, by and between Project Rendezvous Acquisition Corporation and Knob Creek Acquisition Corp. (incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2021).

Exhibit Number	Description
10.79
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

10.80
Waterford Sale Agreement, dated June 9, 2021, by and between 947 Waterford Road, LLC, and Barnum Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2021).

10.81
Gerber KBS Eighteenth Amendment to Loan and Security Agreement, dated July 30, 2021, by and among Gerber Finance Inc., KBS Builders, Inc., ATRM Holdings, Inc., and Star Equity Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2021).

10.82
Star Real Estate Holdings USA, Inc. Subordination Agreement, dated July 30, 2021, among Star Real Estate Holdings USA, Inc., and Gerber Finance Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2021).

10.83
Star Equity Holdings Inc. Amended and Restated Subordination Agreement, dated July 30, 2021, by and among Star Equity Holdings, Inc., and Gerber Finance Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2021).

10.84
Gerber EBGL Fourth Amendment to Loan and Security Agreement, dated July 30, 2021, by and among Gerber Finance Inc., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2021).

10.85
Gerber EBGL Amended and Restated Promissory Note, dated July 30, 2021, by and among EdgeBuilder, Inc., and Glenbrook Building Supply, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2021).

10.86
Gerber EBGL Fifth Amendment to Loan and Security Agreement, dated October 21, 2021, by and among Gerber Finance Inc., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2021).

10.87
Securities Purchase Agreement, dated December 10, 2021, between Star Equity Holdings, Inc. and the purchaser signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2021).

10.88
Lock-Up Agreement, dated December 10, 2021, between Star Equity Holdings, Inc. and the purchaser signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2021).

10.89 *	Gerber EBGL Sixth Amendment to Loan and Security Agreement, dated January 20, 2022, by and among Gerber Finance Inc., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc.

10.90 *	Gerber EBGL Seventh Amendment to Loan and Security Agreement, dated March 8, 2022, by and among Gerber Finance Inc., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc.

10.91 *	Gerber KBS Nineteenth Amendment to Loan and Security Agreement, dated March 8, 2022, by and among Gerber Finance Inc. and KBS Builders, Inc.

21.1	Subsidiaries of Star Equity Holdings, Inc.(incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on January 12, 2022).

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page of this Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*+	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

Exhibit Number	Description
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan.

*	Filed herewith.

+	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Star Equity Holdings, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filings.

ITEM 16.FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR EQUITY HOLDINGS, INC.

Dated:	March 31, 2022	By:	/S/ JEFFREY E. EBERWEIN
		Name:	Jeffrey E. Eberwein
		Title:	Executive Chairman (Principal Executive Officer)
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ JEFFREY E. EBERWEIN	Executive Chairman of the Board of Directors	March 31, 2022
Jeffrey E. Eberwein	(Principal Executive Officer)
/S/ DAVID J. NOBLE	Chief Financial Officer	March 31, 2022
David J. Noble	(Principal Financial and Accounting Officer)
/S/ MITCHELL I. QUAIN	Director	March 31, 2022
Mitchell I. Quain
/S/ MICHAEL A. CUNNION	Director	March 31, 2022
Michael A. Cunnion
/S/ JOHN W. SAYWARD	Director	March 31, 2022
John W. Sayward
/S/ JOHN W. GILDEA	Director	March 31, 2022
John W. Gildea