Form 10-Q
period 2022-03-31
STAR EQUITY HOLDINGS, INC.
filed 2022-05-23
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-35947

Star Equity Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware			33-0145723
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

53 Forest Ave., Suite 101,	Old Greenwich	CT	06870
(Address of Principal Executive Offices)			(Zip Code)
(203) 489-9500
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	STRR	NASDAQ Global Market
Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share	STRRP	NASDAQ Global Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒
As of May 5th, 2022, the registrant had 15,025,295 shares of Common Stock ($0.0001 par value) outstanding.

STAR EQUITY HOLDINGS, INC.

Important Information Regarding Forward-Looking Statements
Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations, and projections regarding our business strategies, market potential, future financial performance, industry, and other matters. This includes, in particular, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, as well as other portions of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause our actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. The most significant of these risks, uncertainties, and other factors are described in “Item 1A — Risk Factors” of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission on March 31, 2022. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except for per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Healthcare	$13,418	$13,307
Construction	11,631	9,047
Total revenues	25,049	22,354

Cost of revenues:
Healthcare	10,242	10,709
Construction	10,045	8,503
Investments	99	65
Total cost of revenues	20,386	19,277

Gross profit	4,663	3,077

Operating expenses:
Selling, general and administrative	6,788	5,055
Amortization of intangible assets	430	438
Gain on sale of MD Office Solutions	—	(847)
Total operating expenses	7,218	4,646

Loss from operations	(2,555)	(1,569)

Other (expense) income:
Other (expense) income, net	(6)	35
Interest expense, net	(190)	(272)
Gain on forgiveness of PPP loans	—	1,220
Total other (expense) income	(196)	983

Loss from continuing operations before income taxes	(2,751)	(586)
Income tax provision	(950)	(2)
Loss from continuing operations, net of tax	(3,701)	(588)
Income from discontinued operations, net of tax	—	6,020
Net (loss) income	(3,701)	5,432
Deemed dividend on Series A perpetual preferred stock	(479)	(479)
Net (loss) income attributable to common shareholders	$(4,180)	$4,953

Net income (loss) per share—basic and diluted
Net loss per share, continuing operations	$(0.29)	$(0.12)
Net income per share, discontinued operations	$—	$1.22
Net (loss) income per share—basic and diluted*	$(0.29)	$1.10
Deemed dividend on Series A cumulative perpetual preferred stock per share	$(0.04)	$(0.10)
Net (loss) income per share, attributable to common shareholders—basic and diluted*	$(0.33)	$1.01
Weighted-average shares outstanding—basic and diluted	12,669	4,916

Dividends declared per Series A perpetual preferred stock	$0.25	$—

*Earnings per share may not add due to rounding
See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2022 (unaudited)	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$15,035	$4,538
Restricted cash	385	278
Investments	1,182	713
Accounts receivable, net of allowances of $1.2 million and $0.8 million, respectively	15,910	15,811
Inventories, net	10,287	8,525
Other current assets	1,977	1,998
Total current assets	44,776	31,863
Property and equipment, net	8,853	8,918
Operating lease right-of-use assets, net	5,346	4,494
Intangible assets, net	14,642	15,072
Goodwill	6,046	6,046
Other assets	1,528	1,659
Total assets	$81,191	$68,052

Liabilities, Mezzanine Equity and Stockholders’ Equity:
Current liabilities:
Accounts payable	$5,196	$4,277
Accrued liabilities	3,608	2,445
Accrued compensation	3,192	3,051
Accrued warranty	420	569
Billings in excess of costs and estimated profit	15	312
Deferred revenue	2,975	2,457
Short-term debt	13,334	12,869
Operating lease liabilities	1,422	1,253
Finance lease liabilities	559	588
Total current liabilities	30,721	27,821
Deferred tax liabilities	998	72
Operating lease liabilities, net of current portion	3,996	3,299
Finance lease liabilities, net of current portion	639	706
Other liabilities	386	412
Total liabilities	36,740	32,310

Commitments and contingencies (Note 9)

Preferred stock, $0.0001 par value: 10,000,000 shares authorized: Series A Preferred Stock, 8,000,000 shares authorized, liquidation preference ($10.00 per share), 1,915,637 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	18,988	18,988

Stockholders’ Equity:
Preferred stock, $0.0001 par value: 25,000 shares authorized; Series C Preferred stock, no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 30,000,000 shares authorized; 15,029,410 and 5,805,916 shares issued and outstanding (net of treasury shares) at March 31, 2022 and December 31, 2021, respectively	1	—
Treasury stock, at cost; 258,849 shares at March 31, 2022 and December 31, 2021, respectively	(5,728)	(5,728)
Additional paid-in capital	162,860	150,451
Accumulated deficit	(131,670)	(127,969)

Total stockholders’ equity	25,463	16,754
Total liabilities, mezzanine equity and stockholders’ equity	$81,191	$68,052
See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net (loss) income	$(3,701)	$5,432
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	471	471
Amortization of intangible assets	430	438
Non-cash lease expense	199	584
Provision for bad debt, net	300	359
Stock-based compensation	144	131
Gain on disposal of discontinued operations	—	(5,224)
Amortization of loan issuance costs	37	50
Write-off of borrowing costs	—	130
Gain on disposal of MD Office Solutions	—	(847)
(Gain) loss on sale of assets	(96)	34
Gain on Paycheck Protection Program loan forgiveness	—	(1,220)
Deferred income taxes	926	—
Unrealized loss (gain) of equity securities and lumber derivatives	584	(23)
Changes in operating assets and liabilities:
Accounts receivable	(397)	(2,476)
Inventories	(1,762)	(51)
Investments and other assets	144	(782)
Accounts payable	919	258
Accrued compensation	142	1,075
Deferred revenue and billings in excess of costs and estimated profit	220	119
Operating lease liabilities	(185)	(597)
Other liabilities	989	(93)
Net cash used in operating activities	(636)	(2,232)

Investing activities
Purchases of property and equipment	(366)	(449)
Proceeds from sale of discontinued operations	—	18,750
Proceeds from sale of property and equipment	112	14
Purchases of equity securities	(1,070)	—
Proceeds from sales of equity securities	14	—
Net cash (used in) provided by investing activities	(1,310)	18,315

Financing activities
Proceeds from borrowings	25,186	32,088
Repayment of debt	(24,748)	(38,495)
Proceeds from the sale of common stock, warrants, and exercise of over allotment options	13,198	—
Fees paid on issuance of common stock	(450)	—
Proceeds from the exercise of warrants	—	493
Taxes paid related to net share settlement of equity awards	(3)	(6)
Repayment of obligations under finance leases	(154)	(260)
Preferred stock dividends paid	(479)	—
Net cash provided by (used in) financing activities	12,550	(6,180)
Net increase in cash, cash equivalents, and restricted cash including cash classified within current assets held for sale	10,604	9,903
Less: net increase in cash classified within current held for sale	—	(47)

Net increase in cash, cash equivalents, and restricted cash	10,604	9,950
Cash, cash equivalents, and restricted cash at beginning of period	4,816	3,393
Cash, cash equivalents, and restricted cash at end of period	$15,420	$13,343

Reconciliation of cash, cash equivalents, and restricted cash at end of year
Cash and cash equivalents	$15,035	$13,175
Restricted cash	385	168
Cash, cash equivalents, and restricted cash at end of period	$15,420	$13,343

Non-Cash Investing Activities
MD Office Solutions Promissory Note Receivable	$—	$1,385
Non-Cash Financing Activities
Gain on Paycheck Protection Program Loan Forgiveness	$—	$1,220
See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,916	$18,988	5,805	$—	$(5,728)	$150,451	$(127,969)	$16,754
Stock-based compensation	—	—	—	—	—	144	—	144
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	49	—	—	(3)	—	(3)
Accrued dividends on redeemable preferred stock	—	479	—	—	—	(479)	—	(479)
Preferred stock dividends paid	—	(479)	—	—	—	—	—	—
Equity issuance costs	—	—	—	—	—	(450)	—	(450)
Proceeds from the sale of common stock, warrants, and exercise of over allotment options	—	—	9,175	1	—	13,197	—	13,198
Net loss	—	—	—	—	—	—	(3,701)	(3,701)
Balance at March 31, 2022	1,916	$18,988	15,029	$1	$(5,728)	$162,860	$(131,670)	$25,463

	Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,916	$21,500	4,798	$—	$(5,728)	$149,143	$(124,986)	$18,429
Stock-based compensation	—	—	—	—	—	131	—	131
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	3	—	—	(5)	—	(5)
Accrued dividend on redeemable preferred stock	—	479	—	—	—	(479)	—	(479)
Proceeds from the exercise of warrants	—	—	220	—	—	493	—	493
Net income	—	—	—	—	—	—	5,432	5,432
Balance at March 31, 2021	1,916	$21,979	5,021	$—	$(5,728)	$149,283	$(119,554)	$24,001
See accompanying notes to unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation and Significant Policies
Basis of Presentation
The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements are unaudited and do not contain all the information required by U.S. generally accepted accounting principles (“GAAP”) to be included in a full set of financial statements. The unaudited condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited consolidated financial statements for our fiscal year ended December 31, 2021, filed with the SEC on Form 10-K on March 31, 2022, include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations, cash flows, and balance sheets for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.
The Company and Discontinued Operations
On March 31, 2021, Star Equity Holdings, Inc. (“Star Equity,” the “Company,” “we,” or “our”), a diversified holding company with three divisions: Healthcare, Construction, and Investments, announced the completion of the sale of DMS Health Technologies, Inc., a North Dakota corporation and wholly owned indirect subsidiary of Star Equity (“DMS Health”), for $18.75 million in cash, as originally announced on November 3, 2020 (the “DMS Sale Transaction”). The assets and liabilities of DMS Health were previously classified as held for sale and the results of DMS Health’s operations were presented as a discontinued operations in our previously issued financial statements. Unless otherwise noted, discussion within these notes to the condensed consolidated financial statements relates to continuing operations. Refer to Note 2. Discontinued Operations for additional information.
Mezzanine Equity
Pursuant to the Certificate of Designations, Rights and Preferences of 10% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”) of Star Equity (formerly Digirad Corporation) (the “Certificate of Designations”), upon a Change of Control Triggering Event, as defined in the Certificate of Designations, holders of the Series A Preferred Stock may require the Company to redeem the Series A Preferred Stock at a price of $10.00 per share, plus any accumulated and unpaid dividends (a “Change of Control Redemption”). As this redemption feature of the shares is not solely within the control of the Company, the Series A Preferred Stock does not qualify as permanent equity and has been classified as mezzanine or temporary equity. Series A Preferred Stock is not redeemable and it was not probable that our Series A Preferred Stock would become redeemable as of March 31, 2022 and 2021. Therefore, we are not currently required to accrete the Series A Preferred Stock to its redemption value.
In addition to a Change of Control Redemption, the Certificate of Designations also provides that we may redeem (at our option, in whole or in part) the Series A Preferred Stock following the fifth anniversary of issuance of the Series A Preferred Stock, at a cash redemption price of $10.00 per share, plus any accumulated and unpaid dividends.
On February 25, 2022, our board of directors declared a cash dividend to holders of our Series A Preferred Stock of $0.25 per share, for an aggregate amount of approximately $0.5 million. The record date for this dividend was March 1, 2022, and the payment date was March 10, 2022. Refer to preferred stock dividends discussed in Note 13. Perpetual Preferred Stock.

Going Concern
The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. We incurred losses from continuing operations, net of income taxes, of approximately $3.7 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively. We have an accumulated deficit of $131.7 million and $128.0 million as of March 31, 2022 and December 31, 2021, respectively. Net cash used in operations was $0.6 million for the three months ended March 31, 2022, compared to net cash used in operations of $2.2 million for the same period in 2021. We will likely need to secure additional financing in the future to accomplish our business plan over the next several years and there can be no assurance on the availability or terms upon which such financing and capital might be available at that time. As of March 31, 2022, cash and cash equivalents increased to $15.0 million from $4.5 million as of December 31, 2021.
At March 31, 2022, we had approximately $13.3 million in debt outstanding. All of our debt is categorized as short-term on our condensed Consolidated Balance Sheets. For more detail, see Note 8. Debt. The Company’s loan pursuant to the SNB Loan Agreement (as defined below) (the “SNB Loan”) with Sterling National Bank, a national banking association as lender (“Sterling” or “SNB”), which has a current balance owed of $7.3 million, supports our Healthcare business. On February 1, 2022, Sterling became part of Webster Bank, N.A. (“Webster”), and Webster became successor in interest to the SNB Loan Agreement. While the SNB Loan matures in 2024, GAAP rules require that the outstanding balance be classified as short-term debt. This is due to both the automatic sweep feature embedded in the traditional lockbox arrangement and the subjective acceleration clause in the SNB Loan Agreement. As of March 31, 2022, we were not in compliance with covenants in the SNB Loan Agreement related to our Healthcare division and we have not yet obtained a waiver from Webster for these financial covenant breaches. We are currently in negotiations to avoid a default. While we do not believe we will be required to pay down the current balance, our current cash is sufficient to repay the SNB Loan in full.
Upon the occurrence and during the continuation of an event of default under the SNB Loan Agreement, Webster may, among other things, declare the loans and all other obligations under the SNB Loan Agreement immediately due and payable and increase the interest rate at which loans and obligations under the SNB Loan Agreement bear interest. Management has concluded that this forecasted violation raises substantial doubt about our ability to continue as a going concern within twelve months after the date that financial statements are issued, if we are not able to restructure those agreements or receive a waiver for non-compliance with our covenants. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. Management is taking a number of steps to avoid these breaches and/or restructure the covenants within these agreements. These steps include improving our operations, considering additional or alternative financing arrangements, and negotiating with current lenders to amend our covenants. While we believe that we maintain strong transparency and relationships with our lenders, there can be no assurance that we will be successful in these efforts.
As of March 31, 2022, we had $5.0 million outstanding on our two Construction division revolvers with Gerber Finance, Inc. (“Gerber”). As of December 31, 2021, we were not in compliance with our bi-annual covenants on either of these Gerber facilities. However, we have obtained waivers from Gerber covering the measurement period ending June 30, 2022. While Gerber has historically provided us with such waivers, when needed, there is no assurance that we will be able to receive waivers for covenant violations in the future.
On January 31, 2020, we and certain of our Investments subsidiaries entered into a Loan and Security Agreement with Gerber (as amended, the “Star Loan Agreement”), which provides for a credit facility with borrowing availability of up to $2.5 million, bearing interest at the prime rate plus 3.5% per annum, and matures on January 1, 2025, unless terminated in accordance with the terms therein (the “Star Loan”). We currently have $1.0 million outstanding on the Star Loan, on which we are and historically have been making timely payments in full compliance with all covenants. Related party notes of $2.3 million that were outstanding as of December 31, 2020 were fully paid off on April 1, 2021 using proceeds from the DMS Sale Transaction.
On January 24, 2022, we closed an underwritten public offering (the “2022 Public Offering”), and gross proceeds, before deducting underwriting discounts and offering expenses and excluding any proceeds we may receive upon exercise of the common warrants, were $14.3 million and net proceeds were $12.7 million. Refer to Note 14. Equity Transactions for details.
In the first quarter of 2022, we declared and made $0.5 million preferred stock dividend payment. In the second quarter of 2022, we declared a $0.5 million preferred stock dividend payment. Refer to Note 13. Perpetual Preferred Stock and Note 17. Subsequent Events for details.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and disclosures made in the accompanying notes to the condensed consolidated financial statements. Significant estimates and judgments include those related to revenue recognition, goodwill valuation, and income taxes. Actual results could materially differ from those estimates.

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
Healthcare Services Revenue Recognition. We generate service revenue primarily from providing diagnostic services to our customers. Service revenue within our Healthcare reportable segment is derived from providing our customers with contract diagnostic services, which includes use of our imaging systems, qualified personnel, radiopharmaceuticals, licensing, logistics and related items required to perform testing in their own offices. We bill customers either on a per-scan or fixed-payment methodology, depending upon the contract that is negotiated with the customer. Within our Healthcare segment, we also rent cameras to healthcare customers for use in their operations. Rental revenues are structured as either a weekly or monthly payment arrangement, and are recognized in the month rental assets are provided. Revenue related to provision of our services is recognized at the time services are performed.
Healthcare Product and Product-Related Revenue Recognition. We generate revenue from product and product-related sales, primarily from the sale of gamma cameras, accessories, and radiopharmaceuticals doses.
Healthcare product revenues are generated from the sale of internally developed solid-state gamma camera imaging systems and post-warranty camera maintenance service contracts. Revenue from sales of imaging systems is generally recognized at point in time upon delivery of systems and acceptance by customers. We also provide installation services and training on cameras sold, primarily in the United States. Installation and initial training is generally performed shortly after delivery and the revenue related to the provision of these services is recognized at the time services are performed. Neither installation nor training is essential to the functionality of the product. Finally, we offer camera maintenance service contracts that are sold beyond the term of the initial warranty, generally one year from the date of purchase. Revenue from these service contracts is deferred and recognized ratably over the period of the obligation. We offer time and material services and record revenue when service is performed. Radiopharmaceuticals doses revenue, generated by Healthcare, is generally recognized when delivered to the customer.

Construction Revenue Recognition. Within the Construction division, we service residential and commercial construction projects by manufacturing modular housing units and other products and supply general contractors with building materials. KBS manufactures modular buildings for both single-family residential homes and larger, commercial building projects. EdgeBuilder manufactures structural wall panels, permanent wood foundation systems and other engineered wood products, and Glenbrook is a retail supplier of lumber and other building supplies. Retail sales at Glenbrook are recognized at the point of sale. For bill and hold sales, we determine when the customer obtains control of the product on a case-by-case basis to determine the amount of revenue to recognize each period. Revenue is generally recognized at point in time upon delivery of product or over time by measuring progress towards completion
Billings in excess of costs and estimated earnings. We recognize billings in excess of costs and estimated earnings on uncompleted contracts are current liabilities, which relate to fixed-price contracts recognized over time, and represents payments in advance of performing the related contract work. Billings in excess of costs and estimated earnings on uncompleted contracts are not considered to be a significant financing component because they are generally used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are classified in deferred revenue in the condensed Consolidated Balance Sheets. Contract liabilities are reduced when the associated revenue from the contract is recognized, which is generally within one year.
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
Deferred Revenue
We record deferred revenue when cash payments are received in advance of our performance. We have determined our contracts do not include a significant financing component. The majority of our deferred revenue relates to payments received on camera support post-warranty service contracts, which are billed at the beginning of the contract period or at periodic intervals (e.g., monthly, quarterly, or annually).
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
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. We limit our exposure to credit loss by generally placing cash in high credit quality financial institutions. Cash balances are maintained primarily at major financial institutions in the United States and a portion of which exceed the regulatory limit of $250,000 insured by the Federal Deposit Insurance Corporation (FDIC). We have not experienced any credit losses associated with our cash balances. Additionally, we have established guidelines regarding diversification of our investments and their maturities, which are designed to maintain principal and maximize liquidity.
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

Reclassification
PPP Loan forgiveness reclassification has been made to the prior period financial statements to conform to the current year financial statement presentation of the condensed Consolidated Statements of Operations. This change did not impact previously reported net loss, loss per share, stockholders’ equity, total assets or the condensed Consolidated Statements of Cash Flows.
Finance Lease liabilities and Investments reclassifications have been made to the prior period financial statements to conform to the current year financial statement presentation of the condensed Consolidated Balance Sheets. These changes did not impact previously reported net (loss) income, (loss) income per share, stockholders’ equity, total liabilities, total assets or the condensed Consolidated Statements of Cash Flows.
New Accounting Standards To Be Adopted
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. This update is effective for annual periods beginning after December 15, 2022, and interim periods within those periods, and early adoption is permitted. We expect to adopt the standard on its effective date in the first quarter of 2023. We believe the adoption will modify the way we analyze financial instruments, but currently do not expect the adoption to have a material financial impact on our condensed consolidated financial statements.
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
Recently Adopted Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2021 (or December 15, 2023 for companies who meet the SEC definition of Smaller Reporting Companies), and interim periods within those fiscal years. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition. Early adoption is permitted. The Company early adopted this standard on January 1, 2021 by applying the modified retrospective approach. There was no cumulative-effect transition adjustment required to the opening balance of accumulated deficit upon the adoption of this standard.
Note 2. Discontinued Operations
On October 30, 2020, Star Equity entered into a Stock Purchase Agreement (the “DMS Purchase Agreement”) between the Company (“Seller”), DMS Health, and Knob Creek Acquisition Corp., a Tennessee corporation (“Buyer”), pursuant to which the Buyer purchased all of the issued and outstanding common stock of DMS Health, which operated our Mobile Healthcare business unit, from Seller. The purchase price under the DMS Purchase Agreement was $18.75 million in cash, subject to certain adjustments, including a working capital adjustment. We deemed the disposition of the Mobile Healthcare business unit to represent a strategic shift that will have a major effect on our operations and financial results. For the year ended December 31, 2021, the Mobile Healthcare business met the criteria to be classified as held for sale. This segment is reported on the condensed Consolidated Statements of Operations as discontinued operations and on the condensed Consolidated Balance Sheets as Assets and Liabilities held for sale. In January, 2022, we received an immaterial amount of net escrow settlement. In April 2021, DMS Health contracted Digirad Imaging Solutions for a term of three years to purchase radiopharmaceuticals doses, resulting in $0.4 million of revenues for the three months ended March 31, 2022.
We allocated a portion of interest expense to discontinued operations since the proceeds received from the sale were required to be used to pay down outstanding borrowings under our revolving credit facility under the SNB Loan Agreement. The allocation was based on the ratio of assets generated based on the borrowing capacity to total borrowings capacity for the period. In addition, certain general and administrative costs related to corporate and shared service functions previously allocated to the mobile healthcare reportable segment are included in discontinued operations.

The following table presents financial results of DMS Health for the three months ended March 31, 2021. There have been no activities for the three months ended March 31, 2022 (in thousands):

Three Months Ended March 31,
2021
Total revenues	$9,490
Total cost of revenues	6,973
Gross profit	2,517

Operating expenses:
Selling, general and administrative	1,469
Total operating expenses	1,469

Income from discontinued operations	1,048
Interest expense, net	(180)
Gain on sale of discontinued operations	5,224
Income from discontinuing operations before income taxes	6,092
Income tax expense	(72)
Income from discontinuing operations	$6,020

There have been no activities for the three months ended March 31, 2022. The following table presents the significant non-cash operating, investing and financing activities from discontinued operations for the three months ended March 31, 2021 (in thousands):

Three Months Ended March 31,
2021
Operating activities
Depreciation	$8
Non-cash lease expense	256
Write-off of borrowing costs	130
Gain on sale of DMS discontinued operations	(5,224)
Investing activities
Purchase of property and equipment	(154)
Proceeds from sale of discontinued operations	18,750
Proceeds from sale of property and equipment	3
Following is the reconciliation of purchase price to the gain recognized in income from discontinued operations for the three months ended March 31, 2021 (in thousands):

Estimated proceeds of the disposition, net of transaction costs	$18,750
Assets of the businesses	(20,920)
Liabilities of the businesses	7,712
Transaction expenses	(318)
Pre-tax gain on the disposition	$5,224

Note 3. Revenue
Disaggregation of Revenue
The following tables present our revenues for the three months ended March 31, 2022 and 2021, disaggregated by major source (in thousands):

	Three Months Ended March 31, 2022
	Healthcare	Construction	Total
Major Goods/Service Lines
Mobile Imaging	$10,518	$—	$10,518
Camera	1,132	—	1,132
Camera Support	1,679	—	1,679
Healthcare Revenue from Contracts with Customers	13,329	—	13,329
Lease Income	89	—	89
Construction	—	11,631	11,631
Total Revenues	$13,418	$11,631	$25,049

Timing of Revenue Recognition
Services and goods transferred over time	$10,854	$1,897	$12,751
Services and goods transferred at a point in time	2,564	9,734	12,298
Total Revenues	$13,418	$11,631	$25,049

	Three Months Ended March 31, 2021
	Healthcare	Construction	Total
Major Goods/Service Lines
Mobile Imaging	$10,181	$—	$10,181
Camera	1,422	—	1,422
Camera Support	1,646	—	1,646
Healthcare Revenue from Contracts with Customers	13,249	—	13,249
Lease Income	58	38	96
Construction	—	9,009	9,009
Total Revenues	$13,307	$9,047	$22,354

Timing of Revenue Recognition
Services and goods transferred over time	$11,092	$2,731	$13,823
Services and goods transferred at a point in time	2,215	6,316	8,531
Total Revenues	$13,307	$9,047	$22,354
We have corrected an immaterial disclosure error in the previously disclosed disaggregated revenue balances relating to the timing of revenue for the three months ended March 31, 2021. For the three months ended March 31, 2021, the amount of $0.6 million was revised from over time to point in time related to revenue recognition in the table above. Healthcare for goods transferred over time decreased by $0.6 million, with a corresponding increase to revenue recognized for goods and services transferred at a point in time. The adjustments did not impact the total amount of revenue or the period in which it was recognized, therefore, they had no effect on the condensed Consolidated Balance Sheets, Statements of Operations and Cash Flows for the periods presented.
Nature of Goods and Services
Mobile Imaging
Within our Healthcare segment, our sales are derived from providing services and materials to our customers, primarily physician practices and hospitals that allow them to perform diagnostic services at their site. We typically bundle our services in providing staffing, our imaging systems, licensing, radiopharmaceuticals, and supplies depending on our customers’ needs. Our contracts with customers are typically entered into annually and are billed on a fixed rate per-day or per-scan basis, depending on terms of the contract. For the majority of these contracts, we have the right to invoice the customer in an amount that directly corresponds with the value to the customer as we perform the services. We use the practical expedient to recognize revenue corresponding with amounts we have the right to invoice for services performed.
Camera
Within our Healthcare segment, camera revenues are generated from the sale of internally developed solid-state gamma camera imaging systems and accessories. We recognize revenue upon transfer of control to the customer at a point-in-time, which is generally upon delivery and acceptance. We also provide installation services and training on cameras we sell, primarily in the United States. Installation and initial training is generally performed shortly after delivery. We recognize revenues for installation and training over time as the customer receives and consumes benefits provided as we perform the installation services.
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
Camera Support
Within our Healthcare segment, camera support revenue is derived from the sale of separately-priced extended maintenance contracts to camera owners, training, and the sale of parts to customers that do not have an extended warranty. Our separately priced service contracts range from 12 to 48 months. Service contracts are usually billed at the beginning of the contract period or at periodic intervals (e.g., monthly, quarterly, or annually) and revenue is recognized ratably over the term of the agreement.
Services and training revenues are recognized in the period the services and training are performed. Revenue for sales of parts are recognized when the parts are delivered to the customer and control is transferred.
Lease Income
Within our Healthcare segment, we also generate income from rentals of state-of-the-art equipment including cameras and ultrasound machines to customers. Rental contracts are structured as either a weekly or monthly payment arrangement and are accounted for as operating leases. Revenues are recognized on a straight-line basis over the term of the rental.
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
Deferred Revenue
Changes in the deferred revenue for three months ended March 31, 2022, is as follows (in thousands):

Balance at December 31, 2021	$2,869
Revenue recognized that was included in balance at beginning of the year	(2,011)
Deferred revenue, net, related to contracts entered into during the year	2,503
Balance at March 31, 2022	$3,361
As of March 31, 2022 and December 31, 2021, non-current deferred revenue was $386 thousand and $412 thousand, respectively, in other liabilities within our condensed Consolidated Balance Sheets, which is expected to be recognized over a period of 2-4 years.

Billings in Excess of Costs and Estimated Profit
Changes in the billings in excess of costs and estimated profit for three months ended March 31, 2022 is as follows (in thousands):

Balance at December 31, 2021	$312
Revenue recognized that was included in balance at beginning of the year	(312)
Billings in excess of costs, related to contracts entered into during the year	15
Balance at March 31, 2022	$15
As of March 31, 2022, billings in excess of costs and estimated profit was $15 thousand and $0.3 million balance as of December 31, 2021, respectively in current liabilities within our condensed Consolidated Balance Sheet. As of March 31, 2022, total contract assets was $55 thousand and no balance as of December 31, 2021, respectively in other current assets within our condensed Consolidated Balance Sheet.

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
The following table sets forth the reconciliation of shares used to compute basic and diluted net (loss) or income per share for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Numerator:
Loss from continuing operations, net of tax	$(3,701)	$(588)
Income from discontinued operations, net of tax	—	6,020
Net (loss) income	(3,701)	5,432
Deemed dividend on Series A perpetual preferred stock	(479)	(479)
Net (loss) income attributable to common shareholders	$(4,180)	$4,953

Denominator:
Weighted average common shares outstanding	12,434	4,916
Weighted average prefunded warrants outstanding	235	—
Weighted average shares outstanding - basic and diluted	12,669	4,916
Net (loss) income per share - basic and diluted
Net loss per share, continuing operations	$(0.29)	$(0.12)
Net income per share, discontinued operations	$—	$1.22
Net (loss) income per share - basic and diluted	$(0.29)	$1.10
Deemed dividend on Series A perpetual preferred stock per share	$(0.04)	$(0.10)
Net (loss) income per share, attributable to common shareholders - basic and diluted	$(0.33)	$1.01
Antidilutive common stock equivalents are excluded from the computation of diluted loss per share. The computation of diluted earnings per share excludes stock options, RSUs, and stock warrants that are anti-dilutive. The following common stock equivalents were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	6	25
Restricted stock units	271	68
Stock warrants	9,361	866
Total	9,638	959

Note 5. Supplementary Balance Sheet Information
The components of inventories are as follows (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$7,167	$5,870
Work-in-process	2,252	2,145
Finished goods	1,191	830
Total inventories	10,610	8,845
Less reserve for excess and obsolete inventories	(323)	(320)
Total inventories, net	$10,287	$8,525
Property and equipment consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Land	$805	$805
Buildings and leasehold improvements	4,832	4,823
Machinery and equipment	24,940	24,881
Computer hardware and software	2,387	2,387
Gross property and equipment	32,964	32,896
Accumulated depreciation	(24,111)	(23,978)
Total property and equipment, net	$8,853	$8,918
As of March 31, 2022, the non-operating land and building, held for investments, had a carry value of $2.0 million and was included within property and equipment on the condensed Consolidated Balance Sheet.
Depreciation expense for the three months ended March 31, 2022 and 2021 was $0.5 million and $0.5 million, respectively.
In our Healthcare division, we generally provide a 12 month assurance warranty on our gamma cameras. We accrue the estimated cost of this warranty at the time revenue is recorded and charge warranty expense to product and product-related cost of revenues. Warranty reserves are established based on historical experience with failure rates and repair costs and the number of systems covered by warranty. Warranty reserves are depleted as gamma cameras are repaired. The costs consist principally of materials, personnel, overhead, and transportation. We review warranty reserves quarterly and, if necessary, make adjustments.
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
The activities related to our warranty reserve for the quarter ended March 31, 2022 and year ended December 31, 2021 are as follows (in thousands):

	March 31, 2022	December 31, 2021
Balance at the beginning of year	$569	$214
Charges to cost of revenues	26	963
Applied to liability	(175)	(608)
Balance at the end of period	$420	$569
Note 6. Leases
Lessee
We have operating and finance leases for corporate offices, vehicles, and certain equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases and some of which include options to terminate the leases within 1 year. Operating leases are included separately in the condensed Consolidated Balance Sheets and finance lease assets are included in property and equipment with related liabilities separately included in the condensed Consolidated Balance Sheets.
The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$396	$334

Finance lease cost:
Amortization of finance lease assets	$123	$106
Interest on finance lease liabilities	17	21
Total finance lease cost	$140	$127
Supplemental cash flow information related to leases from continuing operations was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$199	$317
Operating cash flows from finance leases	$17	$21
Financing cash flows from finance leases	$157	$149

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,229	$1,537
Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2022	December 31, 2021
Weighted average remaining lease term (in years)
Operating leases	4.2	3.9
Finance leases	2.6	2.6

Weighted average discount rate
Operating leases	3.82%	4.23%
Finance leases	4.99%	5.05%
We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of March 31, 2022 were as follows (in thousands):

	Operating Leases	Finance Leases
2022 (excludes the three months ended March 31, 2022)	$1,218	$480
2023	1,517	419
2024	1,354	264
2025	828	96
2026 and thereafter	951	14
Total future minimum lease payments	5,868	1,273
Less amounts representing interest	450	75
Present value of lease obligations	$5,418	$1,198

Lessor

In the Healthcare division, we generate lease income in the Healthcare segment, from equipment rentals to customers. Rental contracts are structured as either a weekly or monthly payment arrangement and are accounted for as operating leases. Revenues are recognized on a straight-line basis over the term of the rental. During the three months ended March 31, 2022 and 2021, our lease contracts were mainly month to month contracts.

Note 7. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The FASB's authoritative guidance for fair value measurements establishes a three-level hierarchy based upon the inputs to the valuation model of an asset or liability. Level 1 inputs are quoted prices in active markets for identical assets; Level 2 inputs are inputs other than quoted prices that are significant and observable; and Level 3 inputs are significant unobservable inputs to be used in situations where markets do not exist or illiquid. The following table presents information about our financial assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$1,195	$—	$—	$1,195
Lumber derivative contracts	(13)	—	—	(13)
VIE Investments	—	—	337	337
Total	$1,182	$—	$337	$1,519

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$47	$—	$—	$47
Lumber derivative contracts	666	—	—	666
VIE Investments	—	—	337	337
Total	$713	$—	$337	$1,050
The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022, and 2021, we recorded an unrealized gain of $92 thousand and unrealized loss of $23 thousand, respectively, recorded in other (expense) income, net in the condensed Consolidated Statements of Operations.
We may enter into lumber derivative contracts in order to protect our gross profit margins from fluctuations caused by volatility in lumber prices. For the three months ended March 31, 2022, we recorded a net loss of $0.2 million in the cost of goods sold of the condensed Consolidated Statements of Operations. As of March 31, 2022, we had a net long (buying) position of 2,530,000 board feet under 23 lumber derivatives contracts. As of December 31, 2021, we had a net long (buying) position of 2,420,000 board feet under 22 lumber derivatives contracts.
Gains and losses from lumber derivative contracts, are recorded in cost of goods sold of the condensed Consolidated Statements of Operations and included the following:

March 31, 2022
Amount
Unrealized loss on lumber derivatives	$676
Realized gain on lumber derivatives	(448)
Total loss on lumber derivatives	$228

The fair value of VIE investments of $0.3 million recorded, in Other Assets, is based on unobservable inputs evaluated on March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022 and 2021, there were no realized or unrealized gains, losses, or impairments recorded in the condensed Consolidated Statements of Operations. See Note 16. Variable Interest Entity for further details.
Note 8. Debt
A summary of debt as of March 31, 2022 and December 31, 2021 is as follows (dollars in thousands):

	March 31, 2022		December 31, 2021
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - Gerber KBS	$2,921	6.25%	$3,131	6.00%
Revolving Credit Facility - Gerber EBGL	2,081	6.25%	1,652	6.00%
Revolving Credit Facility - SNB	7,334	2.95%	7,016	2.60%
Total Short-term Revolving Credit Facilities	$12,336	4.29%	$11,799	3.98%
Gerber - Star Loan Principal, net	$998	6.50%	$1,070	6.25%
Short Term Loan	$998	6.50%	$1,070	6.25%
Total Short-term debt	$13,334	4.45%	$12,869	4.17%
Term Loan Facilities
As of March 31, 2022, the short term loan includes $1.0 million of the Star Loan, net of issuance costs.
The following table presents the Star Loan balance, net of unamortized debt issuance costs as of March 31, 2022 (in thousands):

March 31, 2022
Amount
Gerber - Star Loan Principal	$1,146
Unamortized debt issuance costs	(148)
Gerber - Star Loan Principal, net	$998
SNB Credit Facility
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “SNB Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers (collectively, the “SNB Borrowers”); the Company, as guarantor; and Sterling. On February 1, 2022, Sterling became part of Webster, and Webster became the successor in interest to the SNB Loan Agreement.
The SNB Loan Agreement is a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for revolving loans (the “SNB Credit Facility”). Under the SNB Credit Facility, the SNB Borrowers can request the issuance of letters of credit in an aggregate amount not to exceed $0.5 million at any one time outstanding. The borrowings under the SNB Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby all receipts within the lockbox are swept daily to reduce borrowings outstanding. As of March 31, 2022, the Company had $0.1 million of letters of credit outstanding and had additional borrowing capacity of $1.1 million.
At the SNB Borrowers’ option, the SNB Credit Facility will bear interest at either (i) a Floating LIBOR Rate, as defined in the SNB Loan Agreement, plus a margin of 2.50% per annum; or (ii) a Fixed LIBOR Rate, as defined in the SNB Loan Agreement, plus a margin of 2.25% per annum. Our floating rate on this facility at March 31, 2022 was 2.95%. The SNB Loan Agreement also provides for certain fees payable to Webster during its term including an unused line fee determined on a daily basis, in an amount equal to one-quarter of one percent (0.25%) per annum multiplied by the amount by which the SNB Loan Agreement credit limit exceeded the sum of the average daily outstanding amount and outstanding letters of credit. Given that only the assets of the Digirad Health businesses serve as collateral support for the SNB Credit Facility, distributions from this facility are restricted in their use. They must be used solely to finance these Healthcare businesses, unless there is $4.0 million or greater remaining in undrawn capacity after any distributions made to the parent company or other Star Equity entities.

On February 1, 2021, in connection with the closing of the sale of our MD Office Solutions (“MDOS”) subsidiary, we entered into a First Amendment to the SNB Loan Agreement pursuant to which SNB consented to the sale of MDOS and the Company’s name change from Digirad Corporation to Star Equity Holdings, Inc.
On March 31, 2021, in connection with completing the sale of DMS Health, we entered into a Second Amendment to the SNB Loan Agreement pursuant to which SNB consented to the sale of DMS Health and its subsidiaries and required the principal to be paid down to $7.0 million.
Financial covenants require that the SNB Borrowers maintain (a) a Fixed Charge Coverage Ratio as of the last day of a fiscal quarter of not less than 1.25 to 1.0 and (b) a Leverage Ratio as of the last day of such fiscal quarter of no greater than 3.50 to 1.0. As of March 31, 2022, the Company was not in compliance with the covenants under the SNB Loan Agreement and had not yet obtained a waiver from Webster for these financial covenant breaches.
Construction Loan Agreements
As of March 31, 2022, the Construction division had outstanding revolving lines of credit and term loans of approximately $5.0 million. Our Construction debt primarily included: (i) $2.9 million principal outstanding on KBS’s $4.0 million revolving credit facility under a Loan and Security Agreement, dated February 23, 2016 (as amended, the “KBS Loan Agreement”) with Gerber and (ii) $2.1 million principal outstanding on EBGL’s $3.0 million revolving credit facility under a Revolving Credit Loan Agreement, which was increased from $3.0 million to $4.0 million on July 30, 2021. The KBS Loan Agreement, and EBGL’s $4.0 million revolving credit facility under a Revolving Credit Loan Agreement are collectively referred to as the “Construction Loan Agreements.” The Construction division had a borrowing capacity under both revolving lines of credit of $0.4 million, based on the inventory and accounts receivable on March 31, 2022 which fluctuates weekly. The Construction Loan Agreements contain cross-default provisions and subjective acceleration clauses which may, in the event of a material adverse event, as determined by Gerber, allow Gerber to declare the loans and all other obligations under the Construction Loan Agreements immediately due and payable or increase the interest rate at which loans and obligations under the Construction Loan Agreements bear interest. Each of the two Gerber credit facilities are backed by the assets of their respective borrower (KBS or EBGL), which serve as collateral support. Therefore, distributions from each facility are restricted in their use, as they must be used solely to finance the operations of their respective borrower.
KBS Loan Agreement
On February 23, 2016, ATRM, KBS and Main Modular Haulers, Inc. entered into the KBS Loan Agreement with Gerber. The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory and other collateral. The KBS Loan Agreement, which was scheduled to expire on February 22, 2018, has been automatically extended for successive one (1) year periods in accordance with its terms and is now scheduled to expire on February 22, 2023. The KBS Loan Agreement will be automatically extended for another one (1) year period unless a party thereto provides prior written notice of termination. As of March 31, 2022, neither party has provided notice of termination. Upon the final expiration of the term of the KBS Loan Agreement, the outstanding principal balance is payable in full. Borrowings bear interest at the prime rate plus 2.75%, equating to 6.25% at March 31, 2022, with interest payable monthly. The KBS Loan Agreement also provides for certain fees payable to Gerber during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee. KBS’s obligations under the KBS Loan Agreement are secured by all of its assets and are guaranteed by the Company. The borrowings under the KBS Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding. As of March 31, 2022, approximately $2.9 million was outstanding under the KBS Loan Agreement.
On March 31, 2021, the parties to the KBS Loan Agreement amended the KBS Loan Agreement to provide for increased availability under the KBS Loan Agreement to KBS under certain circumstances, including for new equipment additions, and certain other changes, as well as a waiver of certain covenants.
On March 8, 2022, the borrowers under the KBS Loan Agreement entered into the Nineteenth Amendment to KBS Loan Agreement to amend the financial covenants to require that KBS maintain (a) net cash income (as defined in the KBS Loan Agreement) of at least equal to no less than $0 for the trailing 6-month period ending June 30, 2022 and be no less than $500,000 for the trailing fiscal year end and (b) a minimum EBITDA (as defined in the KBS Loan Agreement) no less than $0 as of June 30 and no less than $850,000 as of the fiscal year end, as well as a waiver of certain covenants as of December 31, 2021. As of March 31, 2022, we are not required to measure financial covenants. As of December 31, 2021, our last test date, KBS was not in compliance with the bi-annual financial covenants under the KBS Loan Agreement, which required no net annual post-tax loss and certain minimum leverage ratios as of the test date. The December 31, 2021 Gerber covenants waivers last until the next measurement period.

EBGL Premier Note
On June 30, 2017, EBGL entered into a Revolving Credit Loan Agreement (as amended, the “Premier Loan Agreement” with Premier Bank (“Premier”)), providing EBGL with a working capital line of credit of up to $3.0 million.
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
On January 31, 2020, Glenbrook and EdgeBuilder entered into an Extension and Modification Agreement (the “Modification Agreement”) with Premier that modified the terms of the Revolving Credit Promissory Note made by Glenbrook and EdgeBuilder. The Modification Agreement reduced the outstanding borrowings to $1.0 million, extended the final maturity date to January 31, 2023, and set the interest rate to at 5.75% per annum. Jeffrey E. Eberwein, the Executive Chairman of the Company’s board of directors, executed a guaranty in favor of Premier, which had been extended through January 1, 2023, under which ATRM and Mr. Eberwein absolutely and unconditionally guaranteed all of EBGL’s obligations under the Premier Loan Agreement.
All obligations under the Premier Loan Agreement were repaid in full on May 26, 2021 and no amount remains outstanding as of March 31, 2022. In exchange, Premier terminated all of its security interests in the assets of EBGL.
Gerber Star Loan
On January 31, 2020, SRE, 947 Waterford Road, LLC (“947 Waterford”), 300 Park Street, LLC (“300 Park”), and 56 Mechanic Falls Road, LLC (“56 Mechanic” and together with SRE, 947 Waterford, and 300 Park, (the “Star Borrowers”), each an Investments subsidiary, and the Company, ATRM, KBS, EdgeBuilder, and Glenbrook (collectively, the “Star Credit Parties”), entered into the Star Loan Agreement with Gerber providing the Star Borrowers with a credit facility with borrowing availability of up to $2.5 million ($2.0 million and $0.5 million to KBS and EBGL, respectively) or the Star Loan. The advance of $2.0 million to KBS is to be repaid in monthly installments of sixty (60) consecutive equal payments. The advance of $0.5 million to EBGL, which has been temporarily increased by $0.3 million due to be repaid on April 30, 2020, was to be repaid in monthly installments of twelve (12) consecutive equal payments. The Star Loan matures on the earlier of (a) January 1, 2025 or (b) the termination, the maturity or repayment of the EBGL Loan (as defined below). Availability under the Star Loan Agreement was based on a formula tied to the value of real estate owned by the Star Borrowers, and borrowings bear interest at the prime rate plus 3.5% per annum. The Star Loan also provides for certain fees payable to Gerber during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee.
The obligations of the Star Borrowers under the Star Loan Agreement are guaranteed by the Star Credit Parties and are secured by substantially all the assets of the Star Borrowers and the Star Credit Parties. Contemporaneously with the execution and delivery of the Star Loan Agreement, Mr. Eberwein executed and delivered a Guaranty (the “Gerber Eberwein Guaranty”) to Gerber, pursuant to which he guaranteed the performance of all the Star Borrowers’ obligations to Gerber. Mr. Eberwein’s obligations under the Gerber Eberwein Guaranty are limited in the aggregate to the amount of (a) $2.5 million, plus (b) costs of Gerber incidental to the enforcement of the Gerber Eberwein Guaranty or any guaranteed obligations.
On February 26, 2021, the Star Borrowers entered into a Third Amendment to the Star Loan Agreement (the “Third Star Amendment”) with Gerber that amended the contract rate to prime rate plus 3% and discharged the $2.5 million Gerber Eberwein Guaranty.

The financial covenants under the Star Loan Agreement include maintenance of a Debt Service Coverage Ratio of not less than 1:00 to 1:00, as defined in the Star Loan Agreement. The occurrence of any event of default under the Star Loan Agreement may result in the obligations of the Star Borrowers becoming immediately due and payable. As of March 31, 2022, no event of default was deemed to have occurred and the Star Borrowers were in compliance with the bi-annual financial covenants under the Star Loan Agreement measured as of December 31, 2021.
As of March 31, 2022, $1.0 million was outstanding under the Star Loan Agreement. The borrowings under the Star Loan Agreement were classified as short-term obligations under GAAP, because the borrowings under the EBGL Loan Agreement were classified as short-term obligations under GAAP given the EBGL and KBS Loan Agreements contain a subjective acceleration clause and require a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding. Accordingly, if (i) a material adverse effect may be seen to have occurred, (ii) Gerber in its discretion deems a EBGL Loan Agreement default occurred, and (iii) the proceeds swept are insufficient to pay the balance outstanding, Gerber may then demand all obligations under the Star Loan Agreement immediately due and payable due to cross-default provision, occurring within the Star Loan Agreement. Since a material event can occur at any time, all obligations under the Star Loan Agreement, EBGL Loan Agreement and KBS Loan Agreement are classified as short-term obligations.
Gerber EBGL Loans
On January 31, 2020, EdgeBuilder and Glenbrook (the “EBGL Borrowers”), each a Construction Subsidiary, and the Company, 947 Waterford, 300 Park, 56 Mechanic, ATRM, and KBS (collectively, the “EBGL Credit Parties”), entered into a Loan and Security Agreement (the “EBGL Loan Agreement”) with Gerber providing the EBGL Borrowers with a credit facility with borrowing availability of up to $3.0 million (the “EBGL Loan”). On March 5, 2020, the EBGL Borrowers entered into a First Amendment to Loan and Security Agreement (the “First EBGL Amendment”) with Gerber that amended the EBGL Loan Agreement and the KBS Loan Agreement to include a pledge $0.3 million of cash collateral by Lone Star Value Investors (“LSVI”) under the EBGL Loan Agreement which, prior to the First EBGL Amendment, was pledged by LSVI in connection with the KBS Loan Agreement. On July 1, 2020, the EBGL Borrowers entered into a Second Amendment that terminated the pledge of $0.3 million in cash collateral. On February 26, 2021, the EBGL Borrowers entered into a Third Amendment to the EBGL Loan Agreement (the “Third EBGL Amendment”), pursuant to which the Company and Gerber eliminated the minimum leverage ratio covenant, lowered the minimum EBITDA, and required the borrowers to not incur a net operating loss on bi-annual basis. The Third EBGL Amendment also discharged the EBGL Eberwein Guaranty described below. As of March 31, 2022, $2.1 million was outstanding under the EBGL Loan.
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
The obligations of the EBGL Borrowers under the EBGL Loan Agreement are guaranteed by the EBGL Credit Parties and are secured by substantially all the assets of the EBGL Borrowers and the EBGL Credit Parties. On March 5, 2020, contemporaneously with the execution and delivery of the First EBGL Amendment, Mr. Eberwein executed and delivered a Guaranty (the “EBGL Eberwein Guaranty”) to Gerber which guaranteed the performance of all the EBGL Borrowers’ obligations to Gerber under the EBGL Loan Agreement, including the full payment of all indebtedness owing by the EBGL Borrowers to Gerber in connection with the EBGL Loan Agreement and related financing documents. Mr. Eberwein’s obligations under the EBGL Eberwein Guaranty are limited in the aggregate to the amount of (a) $0.5 million, plus (b) costs of Gerber incidental to the enforcement of the EBGL Eberwein Guaranty or any guaranteed obligations.
On July 30, 2021, the EBGL Borrowers entered into a Fourth Amendment to the EBGL Loan Agreement (the “Fourth EBGL Amendment”) with Gerber, which increased the eligible inventory and the maximum borrowing limit from $3.0 million to $4.0 million.

The financial covenants under the EBGL Loan Agreement include maintenance of a minimum EBITDA and no net operating loss, as defined in the EBGL Loan Agreement, for the six months ending June 30, 2022 and for the year ending December 31, 2022. The occurrence of any event of default under the EBGL Loan Agreement and certain events of default under the KBS Loan Agreement may result in the obligations of the EBGL Borrowers becoming immediately due and payable. As of March 31, 2022, no event of default was deemed to have occurred and EBGL was in compliance with the bi-annual financial covenants under the EBGL Loan Agreement as of December 31, 2021.
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
On March 8, 2022, the EBGL Borrowers entered into the Seventh Amendment to the EBGL Loan Agreement (the “Seventh EBGL Amendment”) with Gerber to amend and lower the financial covenants to require that EBGL maintain (a) a lower net cash income (as defined in the EBGL Loan Agreement) at least equal to no less than $0 for the trailing 6-month period ending June 30, 2022 and no less than $1,000,000 for the trailing fiscal year ending December 31, 2022 and (b) a reduced minimum EBITDA (as defined in the EBGL Loan Agreement) to be no less than $0 as of June 30, 2022 and no less than $1,000,000 as of the fiscal year ending December 31, 2022.
Paycheck Protection Program
From April 2020 through May 2020, the Company and its subsidiaries received $6.7 million, of loans under the Paycheck Protection Program (“PPP”). Total PPP loans received by the Healthcare division and Construction division were $5.5 million and $1.2 million, respectively.
On April 30, 2020, each of KBS, EdgeBuilder and Glenbrook executed a separate promissory note evidencing unsecured loans under the PPP. The promissory note executed by KBS is for $0.8 million (the “KBS Note”), the promissory note executed by EdgeBuilder is for $0.2 million (the “EdgeBuilder Note”) and the promissory note executed by Glenbrook is for $0.2 million (the “Glenbrook Note”). The KBS Note, the EdgeBuilder Note and the Glenbrook Note, each dated April 30, 2020, are referred to together as the “Construction Notes”.
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

During the fiscal years ended 2020 and 2021, the Company applied for forgiveness on all PPP Loans. As of December 31, 2021, all PPP loans were forgiven, resulting in a gain of $4.2 million in 2021 and $2.5 million in 2020, thus, the Company has no PPP loans outstanding.
Note 9. Commitments and Contingencies
In the normal course of business, we have been and will likely continue to be subject to other litigation or administrative proceedings incidental to our business, such as claims related to compliance with regulatory standards, customer disputes, employment practices, wage and hour disputes, product liability, professional liability, malpractice liability, commercial disputes, licensure restrictions or denials, and warranty or patent infringement. Responding to litigation or administrative proceedings, regardless of whether they have merit, can be expensive and disruptive to normal business operations. We are not able to predict the timing or outcome of these matters and currently do not expect that the resolution of these matters will have a material adverse effect on our financial position or results of operations.
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
On December 27, 2021, the Company reached a settlement in the matter of Keifer v. Heart of Georgia, et al, GA State Ct. (“Keifer”), where a judgment for wrongful death and medical expenses in the amount of $4.96 million was entered on October 4, 2021 against a prior employee of DIS, which employee DIS contractually indemnified. The plaintiff’s original complaint was filed April 19, 2018, regarding events occurring on October 12, 2015. A settlement agreement resulted in the payment of $0.1 million by the Company on December 20, 2021. Following such payment, DIS was released from any claims, damages, rights and causes of action.
On April 1, 2022, the Company entered into a Guaranty Agreement to guarantee certain obligations of KBS to Consigli Construction Co., Inc. under a subcontract in the event of a material breach by KBS in an amount up to $4.4 million, with such amount decreasing as product deliveries occur.
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
For the three months ended March 31, 2022, we recorded an income tax expense of $950 thousand within continuing operations and zero income tax expense within discontinued operations. For the three months ended March 31, 2021, we recorded an income tax expense of $2 thousand within continuing operations and an income tax expense of $72 thousand within discontinued operations. The tax expense for the three months ended March 31, 2022, primarily relates to an ownership change under Internal Revenue Code Section 382 that occurred in January 2022 which required us to establish an additional valuation allowance on net operating losses that the Company cannot utilize in the future.
As of March 31, 2022, we had unrecognized tax benefits of approximately $2.6 million related to uncertain tax positions. Included in the unrecognized tax benefits were $2.1 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.
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

Note 11. Segments
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our Executive Chairman, who is our Chief Operating Decision Maker ("CODM"), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Under the prior period Holdco strategy, we organized our reportable segments into four reportable segments: Diagnostic Imaging, Diagnostic Services, Construction and Investments. Effective the first quarter of 2022, we realigned our internal reporting structure into three reportable segments by combining Diagnostic Imaging and Diagnostic Services into one Healthcare segment to reflect the manner in which our CODM assesses performance and allocates resources:
1. Healthcare
2. Construction
3. Investments
Segment information has been recast to conform to our current allocation methodology. It is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021 (1)
Revenue by segment:
Healthcare	$13,418	$13,307
Construction	11,631	9,047
Investments	158	158
Intersegment elimination	(158)	(158)
Consolidated revenue	$25,049	$22,354

Gross profit (loss) by segment:
Healthcare	$3,176	$2,598
Construction	1,586	544
Investments	59	93
Intersegment elimination	(158)	(158)
Consolidated gross profit	$4,663	$3,077

Income (loss) from operations by segment:
Healthcare	$78	$837
Construction	(759)	(1,547)
Investments	59	234
Star equity corporate and intersegment elimination	(1,933)	(1,093)
Segment loss from operations	$(2,555)	$(1,569)

Depreciation and amortization by segment:
Healthcare	$315	$357
Construction	487	479
Investments	99	65
Total depreciation and amortization	$901	$901
(1) Segment information has been recast for all periods presented to reflect Healthcare as one segment. Intersegment eliminations previously allocated to Investments have been reclassified to a separate line.

Note 12. Related Party Transactions
Eberwein Guarantees
SNB
On March 29, 2019, in connection with the Company’s entry into the SNB Loan Agreement, Mr. Eberwein, the Executive Chairman of the Company’s board of directors, entered into the Limited Guaranty Agreement (the “SNB Eberwein Guaranty”) with SNB pursuant to which he guaranteed to SNB the prompt performance of all the SNB Borrowers’ obligations to SNB under the SNB Loan Agreement, including the full payment of all indebtedness owing by SNB Borrowers to SNB under or in connection with the SNB Loan Agreement and related SNB Credit Facility documents. Mr. Eberwein’s obligations under the SNB Eberwein Guaranty are limited in the aggregate to the amount of (a) $1.5 million, plus (b) reasonable costs and expenses of SNB incurred in connection with the SNB Eberwein Guaranty. Mr. Eberwein’s obligations under the SNB Eberwein Guaranty terminate upon the Company and SNB Borrowers achieving certain milestones set forth in the SNB Loan Agreement, which the Company reasonably believes have been met.
Gerber
On March 5, 2020, contemporaneously with the execution and delivery of the First EBGL Amendment, Mr. Eberwein executed and delivered the EBGL Eberwein Guaranty to Gerber pursuant to which he guaranteed the performance of all the EBGL Borrowers’ obligations to Gerber under the EBGL Loan Agreement, including the full payment of all indebtedness owing by the EBGL Borrowers to Gerber under or in connection with the EBGL Loan Agreement and related financing documents. Mr. Eberwein’s obligations under the EBGL Eberwein Guaranty were limited in the aggregate to the amount of (a) $0.5 million, plus (b) costs of Gerber incidental to the enforcement of the EBGL Eberwein Guaranty or any guaranteed obligations. On February 26, 2021, the Third EBGL Amendment discharged the EBGL Eberwein Guaranty and removed Mr. Eberwein as an ancillary guarantor from the EBGL Loan Agreement.
Premier
As a condition to the Premier Loan Agreement, Mr. Eberwein entered into a guaranty in favor of Premier, absolutely and unconditionally guaranteeing all of the borrowers’ obligations thereunder. As of May 26, 2021, all obligations under the Premier Loan Agreement have been repaid in full and no amount remains outstanding and Premier discharged Mr. Eberwein’s guaranty.
Star Equity Holdings, Inc.
Mr. Eberwein was also the Chief Executive Officer of LSVM prior to its dissolution. LSVM was the investment manager of LSVI, now dissolved, and Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”). Mr. Eberwein was also the sole manager of Lone Star Value Investors GP, LLC (“LSV GP”), the general partner of LSVI and LSV Co-Invest I, and the sole owner of LSV Co-Invest I, and over 25% owner of LSVI. LSVM was a wholly owned subsidiary of Star Equity and was dissolved as of December 31, 2021.
As of March 31, 2022, Mr. Eberwein owned 1,958,227 shares of common stock, representing approximately 13.03% of the outstanding Star Equity common stock. In addition, as of March 31, 2022, Mr. Eberwein owned 1,289,772 shares of Series A Preferred Stock.

Private Placement
On December 10, 2021, the Company entered into a securities purchase agreement with its Executive Chairman, Jeffrey E. Eberwein, relating to the issuance and sale of 650,000 shares of our common stock at a purchase price of $3.25 per share pursuant to a private placement.
Put Option Agreement
On September 10, 2019, the Company entered into a put option purchase agreement with Mr. Eberwein, pursuant to which the Company has the right to require Mr. Eberwein to acquire up to 100,000 shares of Series A Preferred Stock at a price of $10.00 per share for aggregate proceeds of up to $1.0 million at any time, in the Company’s discretion, during the 12 months following the effective time of the ATRM acquisition (the “Issuance Option”). In March 2020, Mr. Eberwein extended the Issuance Option through June 30, 2021. As of July 1, 2021, these put options expired un-exercised.
ATRM Notes Payable
ATRM had the following related party promissory notes outstanding as of December 31, 2020, which were repaid in full during April 2021 using proceeds from the DMS Sale Transaction:
(i) Unsecured promissory note (principal amount of $0.7 million payable to LSV Co-Invest I), with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest previously due on January 12, 2020, subsequently extended to the earlier of June 30, 2022 or when no longer subject to a certain subordination agreement (which occurred upon the sale of DMS).
(ii) Unsecured promissory note (principal amount of $1.2 million payable to LSV Co-Invest I), with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest previously due on June 1, 2020, subsequently extended to the earlier of June 30, 2022 or when no longer subject to a certain subordination agreement (which occurred upon the sale of DMS).
(iii) Unsecured promissory note (principal amount of $0.4 million payable to LSVM), with interest payable annually at a rate of 10.0% per annum (LSVM may elect to receive any interest payment entirely in-kind at a rate of 12.0% per annum), with any unpaid principal and interest previously due on November 30, 2020, subsequently extended to the earlier of June 30, 2022 or when no longer subject to a certain subordination agreement (which occurred upon the sale of DMS).
Note 13. Perpetual Preferred Stock
Holders of shares of Series A Preferred Stock are entitled to receive, when, as and if, authorized by the Company’s board of directors (or a duly authorized committee of the Company’s board of directors) and declared by the Company out of funds legally available for the payment of dividends, preferential cumulative cash dividends at the rate of 10.0% per annum of the liquidation preference of $10.00 per share. Dividends are payable quarterly, in arrears, on the last calendar day of March, June, September and December to holders of record at the close of business on the first day of each payment month. Series A Preferred Stock is not convertible and does not have any voting rights, except when dividends are in arrears for six or more consecutive quarters, then the holders of those shares together with holders of all other series of preferred stock equal in rank will be entitled to vote separately as a class for the election of two additional directors to board of directors, until all dividends accumulated on such shares of Series A Preferred Stock for the past dividend periods and the dividend for the current dividend period shall have been fully paid or declared and a sum sufficient for the payment thereof set apart for payment. Under change of control or other conditions, Series A Preferred Stock may be subject to redemption. The Company may redeem the Series A Preferred Stock upon the occurrence of a change of control, subject to certain conditions. The Company may also voluntarily redeem some or all of the Series A Preferred Stock on or after September 10, 2024.
On February 25, 2022, our board of directors declared a cash dividend to holders of our Series A Preferred Stock of 0.25 per share, for an aggregate amount of approximately $0.5 million. The record date for this dividend was March 1, 2022, and the payment date was March 10, 2022. As of March 31, 2022, we have no preferred dividends in arrears.

Note 14. Equity Transactions
On January 24, 2022, we closed the 2022 Public Offering pursuant to an underwriting agreement with Maxim Group LLC, as representative of the underwriters. Company issued and sold (A)(i) 9,175,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), (ii) an aggregate of 325,000 pre-funded warrants to purchase up to an aggregate of 325,000 shares of Common Stock, and (iii) an aggregate of 9,500,000 common stock purchase warrants (the “Firm Purchase Warrants”) to purchase up to 9,500,000 shares of Common Stock and (B) at the election of Maxim, (i) up to an additional 1,425,000 shares of Common Stock and/or (ii) up to an additional 1,425,000 shares of common stock purchase warrants (the “Option Purchase Warrants”, and together with the Firm Purchase Warrants, the “Warrants”). Maxim partially exercised its over-allotment option for the purchase of 1,425,000 Warrants for a price of $0.01 per Warrant. Each share of common stock (or pre-funded warrant in lieu thereof) was sold together with one common warrant to purchase one share of common stock at a price of $1.50 per share and common warrant. Gross proceeds, before deducting underwriting discounts and offering expenses and excluding any proceeds we may receive upon exercise of the common warrants, were $14.3 million and net proceeds were $12.7 million.
As of March 31, 2022, of the warrants issued through the public offering we closed on May 28, 2020 (the “2020 Public Offering”), 1.0 million warrants were exercised and 1.4 million warrants remained outstanding, which represents 0.7 million shares of common stock equivalents, at an exercise price of $2.25. As of March 31, 2022, of the warrants issued through the 2022 Public Offering, there were 10.9 million of warrants and 0.3 million prefunded warrants outstanding at an exercise price of $1.50 and $0.01, respectively.
Note 15. Preferred Stock Rights
On June 2, 2021, the board of directors adopted a tax benefit preservation plan in the form of a Section 382 Rights Agreement (the “382 Agreement”). The 382 Agreement is intended to diminish the risk that our ability to use our net operating loss carryforwards to reduce future federal income tax obligations may become substantially limited due to an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The board of directors authorized and declared a dividend distribution of one right for each outstanding share of common stock, par value $0.0001 per share, to stockholders of record as of the close of business on June 14, 2021. Each right entitles the registered holder to purchase from the one one-thousandth of a share of Series C Participating Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”), at an exercise price of $12.00 per one one-thousandth of a share of Series C Preferred Stock, subject to adjustment.
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
No rights were exercisable at March 31, 2022. There is no impact to financial results as a result of the adoption of the rights plan for the quarter ended March 31, 2022.
Note 16. Variable Interest Entity
VIE in which we are not the Primary Beneficiary
We have an investment in a VIE of $0.3 million, recorded in Other Assets, in which we are not the primary beneficiary. This VIE is a small private company that is primarily involved in research related to new heart imaging technologies.
We have determined that the governance structures of this entity do not allow us to direct the activities that would significantly affect its economic performance. Therefore, we are not the primary beneficiary, and the results of operations and financial position of the VIE are not included in our condensed consolidated financial statements. We account for this investment as non-marketable equity securities which is valued at cost less impairment.
The potential maximum exposure of this unconsolidated VIE is generally based on the current carrying value of the investments and any future funding commitments based on the milestone agreement and board approval. We have determined that the single source of our exposure to the VIE is our capital investment in them. The carrying value and maximum exposure of the unconsolidated VIE were $0.3 million as of March 31, 2022. As of March 31, 2022, we performed a qualitative assessment on the carrying value via inquiries with the board of directors and a review of the Company’s financial statements and determined that there have not been any impairment indicators to the carrying value.

Note 17. Subsequent Events
On May 19, 2022, our board of directors declared a cash dividend to holders of our Series A Preferred Stock of 0.25 per share, for an aggregate amount of approximately $0.5 million. The record date for this dividend was June 1, 2022, and the payment date was June 10, 2022.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations (“MD&A”), contains forward-looking statements that involve risks and uncertainties. Please see “Important Information Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes thereto for the fiscal year ended December 31, 2021, which were included in our Annual Report on Form 10-K, filed with the SEC on March 31, 2022.
The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.
Overview
Star Equity Holdings, Inc. (“Star Equity”, the “Company”, “we”, “our”) has operated as a multi-industry holding company since the acquisition of ATRM Holdings, Inc. (“ATRM”) in September 2019. With that merger, we added two construction businesses and one investments business to what historically had been a pure-play healthcare company. Today, Star Equity is a diversified holding company with operating businesses in two key industry sectors of the economy, Healthcare and Construction.
Our Healthcare division, which operates as Digirad Health, Inc., (“Digirad Health”) provides products and services in the area of nuclear medical imaging with a focus on cardiac health. Digirad Health operates across the United States and comprises two lines of business—imaging services to healthcare providers using a fleet of our proprietary solid-state gamma cameras as well as the manufacture, distribution, and maintenance of our proprietary solid-state gamma cameras.
Our Construction division is made up of three operating businesses, KBS Builders, Inc. (“KBS”), EdgeBuilder, Inc. (“EdgeBuilder”), and Glenbrook Building Supply, Inc. (“Glenbrook”), with the latter two managed together and referred to jointly as “EBGL”. KBS is based in Maine and manufactures modular buildings for installation principally in the New England market. EBGL is based in the Minneapolis-Saint Paul area and principally serves the Upper Midwest. Together, the EBGL businesses manufacture and deliver structural wall panels and other engineered wood-based products as well as distribute building materials primarily to professional builder customers.
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
Current Market Conditions
The COVID-19 pandemic has been a challenge for most businesses in the past two years. Since early 2021, the vaccine rollout has gradually allowed us to return to a more normal operating environment. Our Healthcare business has now returned to pre-COVID levels, after a brief scare with the onset of the Omicron variant late last year. On the Construction side, we continue to benefit from a strong housing market on the demand side, while a tight labor market and continued supply chain disruption make it difficult to maintain optimal production levels.
The target market for our Healthcare products and services is comprised of cardiologists, internal medicine physicians, family practice physicians, hospitals, integrated delivery networks, and federal institutions in the United States that perform or could perform a diagnostic imaging procedure or have interest in purchasing diagnostic imaging products. Our diagnostic services businesses currently operate in approximately 25 states. During the three months ended March 31, 2022, we have seen a return to a more normal pre-COVID volume of imaging.
The target customers for our Construction division include professional home builders, general contractors, project owners, developers, and design firms. While housing demand and home improvement activity continues to be very strong, supply chain disruptions caused by the COVID-19 pandemic led to a historic increase in building materials prices during the first half of 2021. Since that time, building materials prices have continued to be very volatile. We have implemented both price increases and margin protection measures through our contract language since that time and we believe these factors will have a significantly positive effect on our profitability in 2022.
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
COVID-19 Pandemic
We continue to recover from the economic effects of the COVID-19 pandemic. During the three months ended March 31, 2022, we had a $0.1 million increase in Healthcare division revenue and a $2.6 million increase in Construction division revenue as compared to the same period of the prior year. The Healthcare division continued to operate at normal levels versus last year with revenue increasing 0.8% for the three months ended March 31, 2022. Our Construction division grew revenue by 28.6% due to increased output at both KBS and EBGL coupled with pricing increases associated with higher raw materials costs. Nevertheless, the current COVID-19 pandemic continues to impact worldwide economic activity, and the extent to which the COVID-19 pandemic will impact our business will depend on future developments that are highly uncertain and cannot be predicted at this time.
Discontinued Operations
The DMS Sale Transaction (as defined in Note 1 to our condensed consolidated financial statements) was completed on March 31, 2021, for $18.75 million in cash. After certain adjustments, including a working capital adjustment, we received an immaterial net escrow settlement in January 2022.
Goodwill valuation
We review goodwill for impairment on an annual basis during the fourth quarter, and when events or changes in circumstances indicate that a reduction in the carrying value may not be recoverable. During the three months ended March 31, 2022, we began the process by assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Upon review of the results of such assessment, we may begin performing impairment analysis by quantitatively comparing the fair value of the reporting unit to the carrying value of the reporting unit, including goodwill. An impairment charge for goodwill is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value and such loss should not exceed the total goodwill allocated to the reporting unit.
There are numerous factors that may cause the fair value of a reporting unit to fall below its carrying amount and/or that may cause the value of long-lived assets to not be recoverable, which could lead to the measurement and recognition of goodwill and/or long-lived asset impairment charges. These factors include, but are not limited to, significant negative variances between actual and expected financial results, lowered expectations of future financial results, failure to realize anticipated synergies from acquisitions, adverse changes in the business climate, and the loss of key personnel. As of March 31, 2022, we performed qualitative trigger events analysis and concluded that if we are not able to achieve projected performance levels, future impairments could be possible, which could negatively impact our earnings.
Business Segments
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our Executive Chairman, who is our Chief Operating Decision Maker ("CODM"), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Effective the first quarter of 2022, we reorganized our financial statements into three reportable segments by combining Diagnostic Imaging and Diagnostic Services into one Healthcare segment to reflect the manner in which our CODM assesses performance and allocates resources under the HoldCo Strategy:
•Healthcare
•Construction
•Investments
Healthcare
Through this segment, we provide services and products to our customers. We offer a convenient and economically efficient imaging and monitoring services program as an alternative to purchasing equipment or outsourcing the procedures to another physician or imaging center. For physicians who wish to perform nuclear imaging, echocardiography, vascular or general ultrasound tests, we provide imaging systems, qualified personnel, radiopharmaceuticals, licensing services, and the logistics required to perform imaging in their own offices, and thereby the ability to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for those services, which are primarily cardiac in nature. We provide imaging services primarily to cardiologists, internal medicine physicians, and family practice doctors who typically enter into annual contracts for a set number of days ranging from once per month to five times per week. Further, we sell our internally developed solid-state gamma cameras, imaging systems and camera maintenance contracts. Our imaging systems include nuclear cardiac imaging systems, as well as general purpose nuclear imaging systems. We sell our imaging systems to physician offices and hospitals primarily in the United States, although we have sold a small number of imaging systems internationally. Our imaging systems are sold in both portable and fixed configurations, provide enhanced operability and improved patient comfort, fit easily into floor spaces as small as seven feet by eight feet, and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting, or within multiple departments of a hospital (e.g., emergency and operating rooms). Our Healthcare segment revenues derive primarily from selling solid-state gamma cameras and post-warranty camera maintenance contracts.
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
Investments

Through this segment, we hold real estate assets that we have acquired and will potentially manage other future investments of Star Equity. In April 2019, the Company funded the initial purchase of three manufacturing facilities in Maine that manufacture modular buildings and leased those three properties back to KBS. The initial funding of the assets acquisition was primarily through the revolver loan under our SNB Credit Facility (as defined in Note 8 to our condensed consolidated financial statements). Since that time, we have secured a new facility from Gerber to finance these properties.
Healthcare Services and Products
Diagnostic imaging depictions of the internal anatomy or physiology are generated primarily through non-invasive means. Diagnostic imaging facilitates the early diagnosis of diseases and disorders, often minimizing the scope, cost, and amount of care required and reducing the need for more invasive procedures. Currently, the major types of non-invasive diagnostic imaging technologies available are: ultrasound and nuclear imaging. The most widely used imaging acquisition technology utilizing gamma cameras is single photon emission computed tomography, or “SPECT”. All our current internally-developed cardiac gamma cameras employ SPECT technology.
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
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue and net income or loss, as well as on the value of certain assets and liabilities on our condensed Consolidated Balance Sheets. We believe that the estimates, assumptions, and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes our results for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	Percent of Revenues	2021	Percent of Revenues	Change from Prior Year
					Dollars	Percent *
Total revenues	$25,049	100.0%	$22,354	100.0%	$2,695	12.1%
Total cost of revenues	20,386	81.4%	19,277	86.2%	1,109	5.8%
Gross profit	4,663	18.6%	3,077	13.8%	1,586	51.5%
Total operating expenses	7,218	28.8%	4,646	20.8%	2,572	55.4%
Loss from operations	(2,555)	(10.2)%	(1,569)	(7.0)%	(986)	62.8%
Total other (expense) income	(196)	(0.8)%	983	4.4%	(1,179)	(119.9)%
Loss before income taxes	(2,751)	(11.0)%	(586)	(2.6)%	(2,165)	369.5%
Income tax provision	(950)	(3.8)%	(2)	—%	(948)	47,400.0%
Net loss from continuing operations	(3,701)	(14.8)%	(588)	(2.6)%	(3,113)	529.4%
Net income from discontinued operations	—	—%	6,020	26.9%	(6,020)	(100.0)%
Net (loss) income	$(3,701)	(14.8)%	$5,432	24.3%	$(9,133)	(168.1)%
*Percentage may not add due to rounding
Revenues
Healthcare
Healthcare revenue is summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Healthcare	$13,418	$13,307	$111	0.8%
Healthcare Revenue	$13,418	$13,307	$111	0.8%
Healthcare revenue increased 0.8% compared to the prior year quarter, partially driven by an increase in revenue from radiopharmaceuticals contracts. This increase was partially offset by fewer camera sales and fewer total scanning days.
Construction
Construction revenue is summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Construction	$11,631	$9,047	$2,584	28.6%
Construction Revenue	$11,631	$9,047	$2,584	28.6%
The increase in revenue for the Construction division was predominately driven by large commercial projects at our EBGL business, partially offset by a $0.6 million decrease in revenues for KBS business.

Gross Profit
Healthcare Gross Profit
Healthcare gross profit and gross margin is summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	% Change
Healthcare gross profit	$3,176	$2,598	22.2%
Healthcare gross margin	23.7%	19.5%
The increase in Healthcare gross margin percentage was mainly due to the increased percentage of high margin radiopharmaceuticals contracts for the three months ended March 31, 2022, compared to the same period in the prior year.
Construction Gross Profit
Construction gross profit and margin is summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	% Change
Construction gross profit	$1,586	$544	191.5%
Construction gross margin	13.6%	6.0%
The increase in Construction gross profit was predominately due to significantly increased pricing levels during 2022 to offset higher input costs in both residential and commercial projects, slightly offset by net loss of $0.2 million from lumber derivatives. Our backlog and sales pipeline remain at record levels due to newly signed contracts.
Investments Gross Loss
Investments gross loss is summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	% Change
Real Estate and Investments gross loss	$(99)	$(65)	52.3%
The gross loss relates to depreciation expense associated with the three manufacturing facilities acquired in April 2019.

Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Three Months Ended March 31,				Percent of Revenues
	2022	2021	Change		2022	2021
			Dollars	Percent
Selling, general and administrative	$6,788	$5,055	$1,733	34.3%	27.1%	22.6%
Amortization of intangible assets	430	438	(8)	(1.8)%	1.7%	2.0%
Gain on sale of MD Office Solutions	—	(847)	847	(100.0)%	—%	(3.8)%
Total operating expenses	$7,218	$4,646	$2,572	55.4%	28.8%	20.8%
On a consolidated basis, there was a $1.7 million increase in sales, general and administrative expenses. Most of the increase in SG&A was primarily associated with a $0.3 million increase in Construction due to headcount and consulting service expenses, a $0.2 million increase in corporate administrative expenses due to headcount, a $0.8 million increase in legal expenses and a $0.4 million increase in outside services expenses. SG&A as a percentage of revenue increased to 27.1% of revenue, versus 22.6% in the prior year period.
Total Other Income (Expense)
Total other income (expense) is summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Other (expenses) income, net	$(6)	$35
Interest expense, net	(190)	(272)
Gain on forgiveness of PPP loans	—	1,220
Total other (expense) income	$(196)	$983
Other (expenses) income, net, for the three months ended March 31, 2022 and 2021 are predominately comprised of unrealized gain from available for sale securities, and finance costs.
Interest expense, net, for the three months ended March 31, 2022 and 2021 are predominantly comprised of interest costs and the related amortization of deferred issuance costs on our debt, respectively.
Income Tax Expense
For the three months ended March 31, 2022, and 2021 we recorded an income tax expense of $950 thousand and $2 thousand, respectively, within continuing operations. See Note 10. Income Taxes, within the notes to our condensed consolidated financial statements for further information related to the income taxes.
Income from Discontinued Operations
See Note 2. Discontinued Operations of the condensed consolidated financial statements for information regarding discontinued operations.

Liquidity and Capital Resources
Overview
Cash Flows from Operating Activities
For the three months ended March 31, 2022, net cash used in operating activities was $0.6 million, as compared to $2.2 million in 2021, resulting in a decrease in net cash used in operating activities of $1.6 million. The decrease in net cash used in operating activities was attributable to net loss from operations and positive impact on net working capital changes. Additionally, 2021 consolidated net income included discontinued operations from DMS Health Technologies, Inc. (“DMS Health”), the sale of our MD Office Solutions subsidiary, and PPP loan forgiveness.
Cash Flows from Investing Activities
For the three months ended March 31, 2022, net cash used in investing activities was $1.3 million, as compared to $18.3 million of net cash provided by investing activities in 2021. The $19.6 million decrease in net cash used in investing activities was attributable to the proceeds from the sale of discontinued operations of $18.8 million in 2021.
Cash Flows from Financing Activities
For the three months ended March 31, 2022, net cash provided by financing activities was $12.6 million, as compared to net cash used in financing activities of $6.2 million in 2021, resulting in an increase in net cash provided by financing activities of $18.7 million. The increase was attributable to a net proceeds in principal on existing debt of $6.8 million, payment of dividends of $0.5 million, partially offset by proceeds received related to the 2022 Public Offering of $12.7 million.

Summary Cash Flows
The following table shows cash flow information for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(636)	$(2,232)
Net cash (used in) provided by investing activities	$(1,310)	$18,315
Net cash provided by (used in) financing activities	$12,550	$(6,180)
Sources of Liquidity
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations, availability on our revolving lines of credit from our credit facility with Webster Bank, N.A. (“Webster”), as successor in interest to Sterling National Bank (“Sterling” or “SNB”), our three credit facilities with Gerber, and cash raised from equity financing. As of March 31, 2022, we had $15.0 million of cash and cash equivalents. The Gerber facilities directly support our Construction businesses. As of March 31, 2022, we were fully drawn in terms of available capacity and at $2.9 million outstanding on the KBS revolver. We were at $2.1 million outstanding balance with approximately $0.4 million in undrawn available capacity on the EBGL revolver. However, those facilities have loan limits of $4.0 million each and we expect to be able to use more of that availability as our borrowing base increases with higher production levels. In January 2022, we successfully completed the 2022 Public Offering with net proceeds of $12.7 million.
Going Concern
The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. We incurred losses from continuing operations, net of income taxes, of approximately $3.7 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively. We have an accumulated deficit of $131.7 million and $128.0 million as of March 31, 2022 and 2021, respectively. Net cash used in operations was $0.6 million for the three months ended March 31, 2022, compared to net cash used in operations of $2.2 million for the same period in 2021. The Company will likely need to secure additional financing in the future to accomplish its business plan over the next several years and there can be no assurance on the availability or terms upon which such financing and capital might be available at that time. As of March 31, 2022, cash and cash equivalents increased to $15.0 million from $4.5 million as of December 31, 2021.
At March 31, 2022, we had approximately $13.3 million in debt outstanding. All of our debt is categorized as short-term on our condensed Consolidated Balance Sheets. For more detail, see Note 8. Debt. The Company’s loan pursuant to the SNB Loan Agreement (as defined below) (the “SNB Loan”), which has a current balance owed of $7.3 million, supports our Healthcare business. While the SNB Loan matures in 2024, GAAP rules require that the outstanding balance be classified as short-term debt. This is due to both the automatic sweep feature embedded in the traditional lockbox arrangement and the subjective acceleration clause in the SNB Loan Agreement. As of March 31, 2022, we were not in compliance with covenants in the SNB Loan Agreement related to our Healthcare division and we have not obtained a waiver from the Webster for these financial covenant breaches. However, we have enough cash to pay down the SNB Loan.
Upon the occurrence and during the continuation of an event of default under the SNB Loan Agreement, Webster may, among other things, declare the loans and all other obligations under the SNB Loan Agreement immediately due and payable and increase the interest rate at which loans and obligations under the SNB Loan Agreement bear interest. Management has concluded that this forecasted violation raises substantial doubt about our ability to continue as a going concern within twelve months after the date that financial statements are issued, if we are not able to restructure those agreements or receive a waiver for non-compliance with our covenants. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. Management is taking a number of steps to avoid these breaches and/or restructure the covenants within these agreements. These steps include improving our operations, considering additional or alternative financing arrangements, and negotiating with current lenders to amend our covenants. While we believe that we maintain strong transparency and relationships with our lenders, there can be no assurance that we will be successful in these efforts.
As of March 31, 2022, we had $5.0 million outstanding on our two Construction division revolvers with Gerber Finance, Inc. (“Gerber”). As of December 31, 2021, we were not in compliance with our bi-annual covenants on either of these Gerber facilities. However, we have obtained waivers from Gerber covering the measurement period ending June 30, 2022. While Gerber has historically provided us with such waivers, when needed, there is no assurance that we will be able to receive waivers for covenant violations in the future.
On January 31, 2020, we and certain of our Investments subsidiaries entered into a Loan and Security Agreement with Gerber (as amended, the “Star Loan Agreement”), which provides for a credit facility with borrowing availability of up to $2.5 million, bearing interest at the prime rate plus 3.5% per annum, and matures on January 1, 2025, unless terminated in accordance with the terms therein (the “Star Loan”). We currently have $1.0 million outstanding on the Star Loan, on which we are and historically have been making timely payments in full compliance with all covenants. Related party notes of $2.3 million that were outstanding as of December 31, 2020 were fully paid off on April 1, 2021 using proceeds from the sale of DMS Health. In addition, as of March 31, 2022, we had cash and cash equivalents of $15.0 million.
On January 24, 2022, we closed an underwritten public offering (the “2022 Public Offering”), and gross proceeds, before deducting underwriting discounts and offering expenses and excluding any proceeds we may receive upon exercise of the common warrants, were $14.3 million and net proceeds were $12.7 million. Refer to Note 14. Equity Transactions for details.
In the first quarter of 2022, we declared and made a $0.5 million preferred stock dividend payment. In the second quarter of 2022, we declared a $0.5 million preferred stock dividend payment. Refer to Note 13. Perpetual Preferred Stock and Note 17. Subsequent Events for details.
Common Stock Equity Offering
On May 28, 2020, we closed an underwritten public offering (the “2020 Public Offering”) pursuant to an underwriting agreement with Maxim Group LLC, as representative of the underwriters. The 2020 Public Offering was for 2,225,000 shares of our common stock, and 2,225,000 warrants (the “Warrants”) to purchase up to 1,112,500 additional shares of our common stock. The 2020 Public Offering price was $2.24 per share of common stock and $0.01 per accompanying Warrant (for a combined offering price of $2.25). Gross proceeds, before deducting underwriting discounts and offering expenses and excluding any proceeds we may receive upon exercise of the common warrants, were $5.5 million and net proceeds were $5.2 million.
As noted above, on January 24, 2022, we closed the 2022 Public Offering pursuant to an underwriting agreement with Maxim Group LLC, as representative of the underwriters. The 2022 Public Offering was for 9,500,000 shares of common stock (or pre-funded warrants to purchase shares of common stock in lieu thereof) and warrants to purchase up to 9,500,000 shares of common stock (the “common warrants”). Each share of common stock (or pre-funded warrant in lieu thereof) was sold together with one common warrant to purchase one share of common stock at a price of $1.50 per share and common warrant. Gross proceeds, before deducting underwriting discounts and offering expenses and excluding any proceeds we may receive upon exercise of the common warrants, were $14.3 million and net proceeds were $12.7 million.
As of March 31, 2022, of the warrants issued through the 2020 Public Offering, 1.0 million warrants were exercised and 1.4 million warrants remained outstanding, which represents 0.7 million shares of common stock equivalents, at an exercise price of $2.25. As of March 31, 2022, of the warrants issued through the 2022 Public Offering, there were 10.9 million of warrants and 0.3 million of prefunded warrants outstanding at an exercise price of $1.50 and $0.01, respectively.
See Note 14. Equity Transactions in the accompanying notes to the condensed consolidated financial statements for further details.
Credit Facilities
SNB Credit Facility
On March 29, 2019, we entered into a Loan and Security Agreement (the “SNB Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers (collectively, the “SNB Borrowers”); the Company, as guarantor; and Sterling. On February 1, 2022, Sterling became part of Webster, and Webster became the successor in interest to the SNB Loan Agreement. The SNB Loan Agreement is a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for revolving loans (the “SNB Credit Facility”). Under the SNB Credit Facility, the SNB Borrowers can request the issuance of letters of credit in an aggregate amount not to exceed $0.5 million at any one time outstanding.
The borrowings under the SNB Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby all receipts within the lockbox are swept daily to reduce borrowings outstanding. As of March 31, 2022, the Company had $0.1 million of letters of credit outstanding and had additional borrowing capacity of $1.1 million.
Financial covenants required that the SNB Borrowers maintain (a) a Fixed Charge Coverage Ratio as of the last day of a fiscal quarter of not less than 1.25 to 1.0 and (b) a Leverage Ratio as of the last day of such fiscal quarter of no greater than 3.50 to 1.0. As of March 31, 2022, we were not in compliance with covenants related to our Healthcare division and we have not obtained a waiver from Webster for these financial covenant breaches. While we do not believe Webster will require us to pay down our balance on this facility, we have sufficient cash to do so if necessary.
Construction Loan Agreements

As of March 31, 2022, the Construction division had outstanding revolving lines of credit and term loans of approximately $5.0 million. This debt includes: (i) $2.9 million principal outstanding on KBS’s $4.0 million revolving credit facility under a Loan and Security Agreement, dated February 23, 2016, (as amended, the “KBS Loan Agreement”), with Gerber and (ii) $2.1 million principal outstanding on EBGL’s $4.0 million revolving credit facility under a Revolving Credit Loan Agreement, collectively known as the “Construction Loan Agreements” with Gerber. The Construction division had a borrowing capacity under both revolving lines of credit of $0.4 million, based on the inventory and accounts receivable on March 31, 2022 which fluctuates weekly. The Construction Loan Agreements contain cross-default provisions and subjective acceleration clauses which may, in the event of a material adverse event, as determined by Gerber, allow Gerber to declare the loans and all other obligations under the Construction Loan Agreements immediately due and payable or increase the interest rate at which loans and obligations under the Construction Loan Agreements bear interest. Each of the two Gerber credit facilities are backed by the assets of their respective borrower (KBS or EBGL), which serve as collateral support. Therefore, distributions from each facility are restricted in their use, as they must be used solely to finance the operations of their respective borrower.
KBS Loan Agreement
The KBS Loan Agreement provides KBS with a revolving line of credit with borrowing availability of up to $4.0 million which matures on February 22, 2023. Availability under the line of credit is based on a formula tied to KBS’s eligible accounts receivable, inventory and other collateral.
Financial covenants required that KBS maintain (a) a net cash income (as defined in the KBS Loan Agreement) of at least equal to no less than $0 for the trailing 6-month period ending June 30, 2022 and be no less than $500,000 for the trailing fiscal year ending December 31, 2022 and (b) a minimum EBITDA (as defined in the KBS Loan Agreement) no less than $0 as of June 30, 2022 and no less than $850,000 as of the fiscal year ending December 31, 2022. As of March 31, 2022, we are not required to measure financial covenants. The December 31, 2021 Gerber covenants waivers last until the next measurement period.
The borrowings under the KBS Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding. At March 31, 2022, approximately $2.9 million was outstanding under the KBS Loan Agreement.
EBGL Premier Note
All obligations under the Revolving Credit Loan Agreement (as amended, the “Premier Loan Agreement” with Premier Bank (“Premier”)) were repaid in full on May 26, 2021 and no amount remains outstanding as of March 31, 2022. In exchange, Premier terminated all of its security interests in the assets of EBGL.
Gerber Star Loan
SRE, 947 Waterford Road, LLC (“947 Waterford”), 300 Park Street, LLC (“300 Park”), and 56 Mechanic Falls Road, LLC (“56 Mechanic” and together with SRE, 947 Waterford, and 300 Park, (the “Star Borrowers”), each an Investments subsidiary, and the Company, ATRM, KBS, EdgeBuilder, and Glenbrook (collectively, the “Star Credit Parties”), have a credit facility with Gerber providing the Star Borrowers with borrowing availability of up to $2.5 million, of which, $2.0 million was advanced to KBS and $0.5 million was advanced to EBGL (the “Star Loan”). The advance of $2.0 million to KBS is to be repaid in monthly installments of sixty (60) consecutive equal payments. The advance of $0.5 million to EBGL, which has been temporarily increased by $0.3 million due to be repaid on April 30, 2020, was to be repaid in monthly installments of twelve (12) consecutive equal payments. The Star Loan matures on the earlier of (a) January 1, 2025 or (b) the termination, the maturity or repayment of the EBGL Loan (as defined below). Availability under the Star Loan Agreement was based on a formula tied to the value of real estate owned by the Star Borrowers, and borrowings bear interest at the prime rate plus 3.5% per annum. The Star Loan also provides for certain fees payable to Gerber during its term, including a 1.5% annual facilities fee and a 0.10% monthly collateral monitoring fee.

The obligations of the Star Borrowers under the Star Loan Agreement are guaranteed by the Star Credit Parties and are secured by substantially all the assets of the Star Borrowers and the Star Credit Parties. Contemporaneously with the execution and delivery of the Star Loan Agreement, Mr. Eberwein executed and delivered a Guaranty (the “Gerber Eberwein Guaranty”) to Gerber, pursuant to which he guaranteed the performance of all the Star Borrowers’ obligations to Gerber. Mr. Eberwein’s obligations under the Gerber Eberwein Guaranty are limited in the aggregate to the amount of (a) $2.5 million, plus (b) costs of Gerber incidental to the enforcement of the Gerber Eberwein Guaranty or any guaranteed obligations.

On February 26, 2021, the Star Borrowers entered into the Third Star Amendment with Gerber that amended the contract rate to prime rate plus 3% and discharged the $2.5 million Gerber Eberwein Guaranty.

The financial covenants under the Star Loan Agreement include maintenance of a Debt Service Coverage Ratio of not less than 1:00 to 1:00, as defined in the Star Loan Agreement, as of December 31, 2021. The occurrence of any event of default under the Star Loan Agreement may result in the obligations of the Star Borrowers becoming immediately due and payable. As of March 31, 2022, no event of default was deemed to have occurred and the Star Borrowers were in compliance with the bi-annual financial covenants under the Star Loan Agreement as of December 31, 2021.
As of March 31, 2022, $1.0 million was outstanding under the Star Loan Agreement. The borrowings under the Star Loan Agreement were classified as short-term obligations under GAAP, because the borrowings under the EBGL Loan Agreement were classified as short-term obligations under GAAP given the EBGL and KBS Loan Agreements contain a subjective acceleration clause and require a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding. Accordingly, if (i) a material adverse effect may be seen to have occurred, (ii) Gerber in its discretion deems a EBGL Loan Agreement default occurred, and (iii) the proceeds swept are insufficient to pay the balance outstanding, Gerber may then demand all obligations under the Star Loan Agreement immediately due and payable due to cross-default provision, occurring within the Star Loan Agreement. Since a material event can occur at any time, all obligations under the Star Loan Agreement, EBGL Loan Agreement and KBS Loan Agreement are classified as short-term obligations.
Gerber EBGL Loans
EdgeBuilder and Glenbrook (the “EBGL Borrowers”), each a Construction Subsidiary, and the Company, 947 Waterford, 300 Park, 56 Mechanic, ATRM, and KBS (collectively, the “EBGL Credit Parties”) have a credit facility with Gerber providing the EBGL Borrowers with a credit facility with borrowing availability of up to $4.0 million (the “EBGL Loan”), pursuant to a Loan and Security Agreement (the “EBGL Loan Agreement”) with Gerber, which matures on January 1, 2023. As of March 31, 2022, $2.1 million was outstanding under the EBGL Loan. Availability under the EBGL Loan Agreement was also based on a formula tied to the EBGL Borrowers’ eligible accounts receivable and inventory.
The borrowings under the EBGL Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby all receipts are swept daily to reduce borrowings outstanding.
Financial covenants to require that EBGL maintain (a) a lower net cash income (as defined in the EBGL Loan Agreement) at least equal to no less than $0 for the trailing 6-month period ending June 30, 2022 and no less than $1,000,000 for the trailing fiscal year end December 31, 2022 and (b) a reduced minimum EBITDA (as defined in the EBGL Loan Agreement) to be no less than $0 as of June 30, 2022 and no less than $1,000,000 as of the fiscal year ending December 31, 2022. As of March 31, 2022, no event of default was deemed to have occurred and EBGL was in compliance with the bi-annual financial covenants under the EBGL Loan Agreement as of December 31, 2021.
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
During the fiscal years ended 2020 and 2021, the Company applied for forgiveness on all PPP Loans. All PPP Loans were forgiven, resulting in a gain of $4.2 million in 2021 and $2.5 million in 2020, thus, the Company has no PPP Loans outstanding.
See Note 8. Debt in the accompanying notes to the financial statements for further details.
Off-Balance Sheet Arrangements
On April 1, 2022, the Company entered into a Guaranty Agreement to guarantee the obligations of KBS to Consigli Construction Co., Inc. under a subcontract in the event of a material breach by KBS in an amount up to $4.4 million, with such amount decreasing as product deliveries occur.

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
As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our executive chairman and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our executive chairman and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 as a result of the material weakness discussed below.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021 due to the material weaknesses as described below.
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

PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
See Note 9. Commitments and Contingencies, within the notes to our condensed consolidated financial statements for a summary of legal proceedings.

ITEM 1A.RISK FACTORS
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which we filed with the SEC on March 31, 2022. Except as noted below, the risks and uncertainties described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.
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
There is no assurance that we will be able to maintain compliance with the minimum closing price requirement. As of May 23, 2022, our common stock had closed below $1.00 per share for twelve consecutive trading days. In the event that we fail to maintain compliance with Nasdaq listing requirements for 30 consecutive trading days, Nasdaq may send us a notice stating we will be provided a period of 180 days to regain compliance with the minimum bid requirement or else Nasdaq may make a determination to delist our common stock. If our common stock were to be delisted from Nasdaq and was not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

Exhibit Number	Description

10.1*
Employment Agreement, dated as of March 31, 2022 between Star Equity Holdings, Inc. and Richard K. Coleman, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2022).

10.2*
Separation Agreement and Release between the Company and Matthew G. Molchan, dated April 19, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2022).

4.1*	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2022).
4.2*	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2022).
4.3*
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

STAR EQUITY HOLDINGS, INC.

Date:	May 23, 2022	By:	/s/ JEFFREY E. EBERWEIN
Jeffrey E. Eberwein Executive Chairman (Principal Executive Officer)

/s/ DAVID J. NOBLE
David J. Noble Chief Financial Officer (Principal Financial and Accounting Officer)