Form 10-Q
period 2022-06-30
STAR EQUITY HOLDINGS, INC.
filed 2022-08-12
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒
As of August 5, 2022, the registrant had 15,082,155 shares of Common Stock ($0.0001 par value) outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Healthcare	$13,912	$14,870	$27,330	$28,177
Construction	16,806	10,936	28,437	19,983
Total revenues	30,718	25,806	55,767	48,160

Cost of revenues:
Healthcare	10,234	11,461	20,476	22,170
Construction	14,321	12,780	24,366	21,283
Investments	64	61	163	126
Total cost of revenues	24,619	24,302	45,005	43,579

Gross profit	6,099	1,504	10,762	4,581

Operating expenses:
Selling, general and administrative	6,867	5,584	13,655	10,638
Amortization of intangible assets	430	430	860	868
Gain on sale of MD Office Solutions	—	—	—	(847)
Total operating expenses	7,297	6,014	14,515	10,659

Loss from operations	(1,198)	(4,510)	(3,753)	(6,078)

Other (expense) income:
Other (expense) income, net	(416)	2,950	(422)	4,205
Interest expense, net	(289)	(199)	(479)	(472)
Total other (expense) income	(705)	2,751	(901)	3,733

Loss from continuing operations before income taxes	(1,903)	(1,759)	(4,654)	(2,345)
Income tax benefit (provision)	327	(32)	(623)	(34)
Loss from continuing operations, net of tax	(1,576)	(1,791)	(5,277)	(2,379)
(Loss) income from discontinued operations, net of tax	—	(65)	—	5,955
Net (loss) income	(1,576)	(1,856)	(5,277)	3,576
Deemed dividend on Series A perpetual preferred stock	(479)	(479)	(958)	(958)
Net (loss) income attributable to common shareholders	$(2,055)	$(2,335)	$(6,235)	$2,618

Net (loss) income per share—basic and diluted
Net loss per share, continuing operations	$(0.10)	$(0.36)	$(0.38)	$(0.48)
Net (loss) income per share, discontinued operations	$—	$(0.01)	$—	$1.20
Net (loss) income per share—basic and diluted*	$(0.10)	$(0.37)	$(0.38)	$0.72
Deemed dividend on Series A cumulative perpetual preferred stock per share	$(0.03)	$(0.10)	$(0.07)	$(0.19)
Net (loss) income per share, attributable to common shareholders—basic and diluted*	$(0.13)	$(0.46)	$(0.44)	$0.53
Weighted-average shares outstanding—basic and diluted	15,379	5,039	14,031	4,978

Dividends declared per Series A perpetual preferred stock	$0.25	$0.25	$0.50	$0.25

*Earnings per share may not add due to rounding

See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2022 (unaudited)	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$13,657	$4,538
Restricted cash	847	278
Investments in equity securities	2,550	47
Lumber derivative contracts	—	666
Accounts receivable, net of allowances of $1.0 million and $0.8 million, respectively	15,208	15,811
Inventories, net	11,217	8,525
Other current assets	2,672	1,998
Total current assets	46,151	31,863
Property and equipment, net	8,764	8,918
Operating lease right-of-use assets, net	4,980	4,494
Intangible assets, net	14,212	15,072
Goodwill	6,046	6,046
Other assets	1,495	1,659
Total assets	$81,648	$68,052

Liabilities, Mezzanine Equity and Stockholders’ Equity:
Current liabilities:
Accounts payable	$6,244	$4,277
Accrued liabilities	4,316	2,445
Accrued compensation	3,046	3,051
Accrued warranty	344	569
Lumber derivative contracts	482	—
Billings in excess of costs and estimated profit	2,181	312
Deferred revenue	3,840	2,457
Short-term debt	11,568	12,869
Operating lease liabilities	1,406	1,253
Finance lease liabilities	527	588
Total current liabilities	33,954	27,821
Deferred tax liabilities	667	72
Operating lease liabilities, net of current portion	3,651	3,299
Finance lease liabilities, net of current portion	548	706
Other liabilities	360	412
Total liabilities	39,180	32,310

Commitments and contingencies (Note 9)

Preferred stock, $0.0001 par value: 10,000,000 shares authorized: Series A Preferred Stock, 8,000,000 shares authorized, liquidation preference ($10.00 per share), 1,915,637 shares issued and outstanding at December 31, 2021. (Liquidation preference: $18,988,390 as of December 31, 2021.)	—	18,988

Stockholders’ Equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized: Series A Preferred Stock, 8,000,000 shares authorized, liquidation preference ($10.00 per share), 1,915,637 shares issued and outstanding at June 30, 2022. (Liquidation preference: $18,988,390 as of June 30, 2022.)	—	—
Preferred stock, $0.0001 par value: 25,000 shares authorized; Series C Preferred stock, no shares issued or outstanding	—	—

Common stock, $0.0001 par value: 30,000,000 shares authorized; 15,082,155 and 5,805,916 shares issued and outstanding (net of treasury shares) at June 30, 2022 and December 31, 2021, respectively	1	—
Treasury stock, at cost; 258,849 shares at June 30, 2022 and December 31, 2021, respectively	(5,728)	(5,728)
Additional paid-in capital	181,441	150,451
Accumulated deficit	(133,246)	(127,969)
Total stockholders’ equity	42,468	16,754
Total liabilities, mezzanine equity and stockholders’ equity	$81,648	$68,052
See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net (loss) income	$(5,277)	$3,576
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation of property and equipment	922	903
Amortization of intangible assets	860	868
Non-cash lease expense	536	785
Provision for bad debt, net	289	31
Stock-based compensation	216	265
Gain on disposal of discontinued operations	—	(5,159)
Amortization of loan issuance costs	71	100
Write-off of borrowing costs	—	130
Gain on disposal of MD Office Solutions	—	(847)
(Gain) loss on sale of assets	(44)	(117)
Gain on Paycheck Protection Program loan forgiveness	—	(4,179)
Deferred income taxes	594	34
Unrealized loss (gain) of equity securities and lumber derivatives	1,380	289
Changes in operating assets and liabilities:
Accounts receivable	318	(1,340)
Inventories	(2,692)	(2,233)
Other assets	(529)	(636)
Accounts payable	1,967	(197)
Accrued compensation	(4)	64
Deferred revenue and billings in excess of costs and estimated profit	3,253	970
Operating lease liabilities	(520)	(795)
Other liabilities	1,597	(111)
Net cash provided (used) by operating activities	2,937	(7,599)

Investing activities
Purchases of property and equipment	(754)	(383)
Proceeds from sale of discontinued operations	—	18,750
Proceeds from sale of property and equipment	121	48
Purchases of equity securities	(2,764)	(394)
Proceeds from sales of equity securities	26	—
Net cash provided (used) by investing activities	(3,371)	18,021

Financing activities
Proceeds from borrowings	53,458	63,583
Repayment of debt	(54,811)	(70,739)
Proceeds from the sale of common stock, warrants, and exercise of over allotment options	13,198	—
Fees paid on issuance of common stock	(450)	—
Proceeds from exercise of warrants	—	567
Fees paid on issuance of rights agreement	—	(28)
Taxes paid related to net share settlement of equity awards	(3)	(18)
Repayment of obligations under finance leases	(312)	(420)
Preferred stock dividends paid	(958)	(479)
Net cash provided (used) by financing activities	10,122	(7,534)
Net increase in cash, cash equivalents, and restricted cash including cash classified within current assets held for sale	9,688	2,888

Less: net increase in cash classified within current assets held for sale	—	(47)
Net increase in cash, cash equivalents, and restricted cash	9,688	2,935
Cash, cash equivalents, and restricted cash at beginning of period	4,816	3,393
Cash, cash equivalents, and restricted cash at end of period	$14,504	$6,328

Reconciliation of cash, cash equivalents, and restricted cash at end of year
Cash and cash equivalents	$13,657	$6,160
Restricted cash	847	168
Cash, cash equivalents, and restricted cash at end of period	$14,504	$6,328

Non-Cash Investing Activities
MD Office Solutions Promissory Note Receivable	$—	$1,385
Non-Cash Financing Activities
Gain on Paycheck Protection Program Loan Forgiveness	$—	$4,179
Noncash property, plant, and equipment obtained in exchange for finance lease liabilities	$90	$—
Noncash right-of-use assets obtained in exchange for operating lease liabilities	$1,229	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Perpetual Redeemable Preferred Stock		Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,916	$18,988	—	$—	5,805	$—	$(5,728)	$150,451	$(127,969)	$16,754
Stock-based compensation	—	—	—	—	—	—	—	144	—	144
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	—	—	49	—	—	(3)	—	(3)
Accrued dividends on redeemable preferred stock	—	479	—	—	—	—	—	(479)	—	(479)
Preferred stock dividends paid	—	(479)	—	—	—	—	—	—	—	—
Equity issuance costs	—	—	—	—	—	—	—	(450)	—	(450)
Proceeds from the sale of common stock, warrants, and exercise of over allotment options	—	—	—	—	9,175	1	—	13,197	—	13,198
Net loss	—	—	—	—	—	—	—	—	(3,701)	(3,701)
Balance at March 31, 2022	1,916	$18,988	—	$—	15,029	$1	$(5,728)	$162,860	$(131,670)	$25,463
Stock-based compensation	—	$—	—	$—	—	$—	$—	$72	$—	$72
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	—	—	53	—	—	—	—	—
Accrued dividends on redeemable preferred stock	—	—	—	479	—	—	—	(479)	—	(479)
Preferred stock dividends paid	—	—	—	(479)	—	—	—	—	—	—
Reclassification of preferred stock to permanent equity (See Note 1)	(1,916)	(18,988)	1,916	—	—	—	—	18,988	—	18,988
Net loss	—	—	—	—	—	—	—		(1,576)	(1,576)
Balance at June 30, 2022	—	$—	1,916	$—	15,082	$1	$(5,728)	$181,441	$(133,246)	$42,468

	Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,916	$21,500	4,798	$—	$(5,728)	$149,143	$(124,986)	$18,429
Stock-based compensation	—	—	—	—	—	131	—	131
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	3	—	—	(5)	—	(5)
Accrued dividend on redeemable preferred stock	—	479	—	—	—	(479)	—	(479)
Proceeds from the exercise of warrants	—	—	220	—	—	493	—	493
Net income	—	—	—	—	—	—	5,432	5,432
Balance at March 31, 2021	1,916	$21,979	5,021	$—	$(5,728)	$149,283	$(119,554)	$24,001
Stock-based compensation	—	$—	—	$—	$—	$134	$—	$134
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	20	—	—	(13)	—	(13)
Accrued dividends on perpetual preferred stock	—	479	—	—	—	(479)	—	(479)
Preferred stock dividends paid	—	(479)	—	—	—	—	—	—
Fees paid on issuance of rights agreement	—	—	—	—	—	(28)	—	(28)
Proceeds from exercise of warrants	—	—	33	—	—	74	—	74
Net loss	—	—	—	—	—	—	(1,856)	(1,856)
Balance at June 30, 2021	1,916	$21,979	5,074	$—	$(5,728)	$148,971	$(121,410)	$21,833
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
Mezzanine and Permanent Equity
Pursuant to the Certificate of Designations, Rights and Preferences of 10% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”) of Star Equity (formerly Digirad Corporation) (the “Certificate of Designations”), upon a Change of Control Triggering Event, as defined in the Certificate of Designations, holders of the Series A Preferred Stock had the ability to require the Company to redeem the Series A Preferred Stock at a price of $10.00 per share, plus any accumulated and unpaid dividends (a “Change of Control Redemption”). As this redemption feature of the shares was not solely within the control of the Company, the Series A Preferred Stock did not qualify as permanent equity and was classified as mezzanine or temporary equity. The Series A Preferred Stock was not redeemable and it was not probable that our Series A Preferred Stock would become redeemable as of December 31, 2021. Therefore, we were not previously required to accrete the Series A Preferred Stock to its redemption value.
On June 2, 2022, the Certificate of Designations was amended to include a “Special Optional Redemption Right” at the Company’s discretion and to extinguish the option of preferred stockholders to redeem preferred shares upon a Change of Control Triggering Event, as defined in the Certificate of Designations, as amended. As the redemption features of the Series A Preferred Stock are now solely within the control of the Company, the Series A Preferred Stock qualifies as permanent equity and has been reclassified to permanent equity effective June 2, 2022.
In addition to the foregoing redemption features, the Certificate of Designations also provides that we may redeem (at our option, in whole or in part) the Series A Preferred Stock following the fifth anniversary of issuance of the Series A Preferred Stock, at a cash redemption price of $10.00 per share, plus any accumulated and unpaid dividends.
On February 25, 2022 and May 19, 2022, our board of directors declared cash dividends to holders of our Series A Preferred Stock of $0.25 per share, for an aggregate amount of approximately $1.0 million. The record dates for these dividends were March 1, 2022 and June 1, 2022, respectively, and the payment dates were March 10, 2022 and June 10, 2022, respectively Refer to preferred stock dividends discussed in Note 13. Perpetual Preferred Stock.

Going Concern
The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. We incurred losses from continuing operations, net of income taxes, of approximately $1.6 million and $5.3 million for the three and six months ended June 30, 2022, respectively, and $1.8 million and $2.4 million for the three and six months ended June 30, 2021, respectively. We have an accumulated deficit of $133.2 million and $128.0 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, cash and cash equivalents increased to $13.7 million from $4.5 million as of December 31, 2021, primarily as a result of an underwritten public offering (the “2022 Public Offering”) which closed on January 24, 2022. Refer to Note 14. Equity Transactions for details.
At June 30, 2022, we had approximately $11.6 million in debt outstanding. All of our debt is categorized as short-term on our condensed Consolidated Balance Sheets. For more detail, see Note 8. Debt. The Company’s loan pursuant to the Webster Loan Agreement (as defined below) (the “Webster Loan”) with Webster Bank, N.A., a national banking association as lender (“Webster”), as successor in interest to Sterling National Bank, with a loan balance of approximately $8.1 million, supports our Healthcare business. While the Webster Loan matures in 2024, GAAP rules require that the outstanding balance be classified as short-term debt. This is due to both the automatic sweep feature embedded in the traditional lockbox arrangement and the subjective acceleration clause in the Webster Loan Agreement.
As of June 30, 2022, we were not in compliance with covenants in the Webster Loan Agreement related to our Healthcare division and we have not yet obtained a waiver from Webster for these financial covenant breaches. Upon the occurrence and during the continuation of an event of default under the Webster Loan Agreement, Webster may, among other things, declare the loans and all other obligations under the Webster Loan Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Webster Loan Agreement bear interest. We are currently in negotiations to avoid a default. While we do not believe we will be required to pay down the current balance, our current cash is sufficient to repay the Webster Loan in full.
Management has historically concluded that this forecasted violation raises substantial doubt about our ability to continue as a going concern within twelve months. In consideration of the cash flow results for the six months ended June 30, 2022, our current balance of cash and cash equivalents of $13.7 million and our projected use of cash for the next twelve months, management believes that the Company's existing cash and current free cash flow generation expectations will allow the Company to continue its operations for at least the next 12 months from the date these unaudited condensed financial statements are issued, even in the event that we are requested to pay some or all of the outstanding Webster Loan balance. Therefore, the conditions that led us to conclude substantial doubt in prior periods have been alleviated. As a result of recurring losses, the continued viability of the Company beyond August 2023 may be dependent on its ability to continue to raise additional capital to finance its operations.
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

Construction Revenue Recognition. Our Construction division is made up of three operating businesses, KBS Builders, Inc. (“KBS”), EdgeBuilder, Inc. (“EdgeBuilder”), and Glenbrook Building Supply, Inc. (“Glenbrook”)—with the latter two managed together and referred to jointly as “EBGL”. KBS, EdgeBuilder and Glenbrook are wholly owned subsidiaries of Star Equity and are referred to collectively herein, and together with ATRM Holdings, Inc. (“ATRM”), as the “Construction Subsidiaries.” Within the Construction division, we service residential and commercial construction projects by manufacturing modular housing units and other products and supply general contractors with building materials. KBS manufactures modular buildings for both single-family residential homes and larger, commercial building projects. EdgeBuilder manufactures structural wall panels, permanent wood foundation systems and other engineered wood products, and Glenbrook is a retail supplier of lumber and other building supplies. Retail sales at Glenbrook are recognized at the point of sale. For bill and hold sales, we determine when the customer obtains control of the product on a case-by-case basis to determine the amount of revenue to recognize each period. Revenue is generally recognized at point in time upon delivery of product or over time by measuring progress towards completion
Billings in excess of costs and estimated profit. We recognize billings in excess of costs and estimated profit on uncompleted contracts within current liabilities. Such amounts relate to fixed-price contracts recognized over time, and represents payments in advance of performing the related contract work. Billings in excess of costs and estimated profit on uncompleted contracts are not considered to be a significant financing component because they are generally used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are classified in deferred revenue in the condensed Consolidated Balance Sheets. Contract liabilities are reduced when the associated revenue from the contract is recognized, which is generally within one year.
Contract Assets. We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs mainly include the internal sales commissions; under the terms of these programs these are generally earned and the costs are recognized at the time the revenue is recognized.
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
Leases
Lessee Accounting
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, and operating lease liabilities, net of current portion in our condensed consolidated balance sheets. Finance leases are included in property and equipment, finance lease liabilities, net of current portion, and finance lease liabilities in our condensed Consolidated Balance Sheets.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use the implicit discount rate when readily determinable; however, as most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Our lease valuation may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
We elected not to separate lease and non-lease components of our leases in which we are the lessee and lessor. Additionally, we elected not to recognize right-of-use assets and leases liabilities that arise from short-term leases of twelve months or less.

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
Other reclassifications have been made to the current period financial statement presentation of the condensed Consolidated Balance Sheets. These changes did not impact previously reported net loss, loss per share, stockholders’ equity, total assets or the condensed Consolidated Statements of Cash Flows.
New Accounting Standards To Be Adopted
No new accounting standards were issued in the quarter ended June 30, 2022 that are expected to have a material impact on our financial statements.
Recently Adopted Accounting Standards
No accounting standards were adopted in the quarter ended June 30, 2022 that are expected to have a material impact on our financial statements.
Note 2. Discontinued Operations
On October 30, 2020, Star Equity entered into a Stock Purchase Agreement (the “DMS Purchase Agreement”) between the Company (“Seller”), DMS Health, and Knob Creek Acquisition Corp., a Tennessee corporation (“Buyer”), pursuant to which the Buyer purchased all of the issued and outstanding common stock of DMS Health, which operated our Mobile Healthcare business unit, from Seller. The purchase price under the DMS Purchase Agreement was $18.75 million in cash, subject to certain adjustments, including a working capital adjustment. The transactions closed effective March 31, 2021.
We deemed the disposition of the Mobile Healthcare business unit to represent a strategic shift that will have a major effect on our operations and financial results. For the year ended December 31, 2021, the Mobile Healthcare business met the criteria to be classified as held for sale.
We allocated a portion of interest expense to discontinued operations since the proceeds received from the sale were required to be used to pay down outstanding borrowings under our revolving credit facility under the Webster Loan Agreement. The allocation was based on the ratio of assets generated based on the borrowing capacity to total borrowings capacity for the period. In addition, certain general and administrative costs related to corporate and shared service functions previously allocated to the mobile healthcare reportable segment are included in discontinued operations.
The following table presents financial results of DMS Health for the three and six months ended June 30, 2021. There have been no activities for the six months ended June 30, 2022 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Total revenues	$—	$9,490
Total cost of revenues	—	6,973
Gross profit	—	2,517

Operating expenses:
Selling, general and administrative	—	1,469
Total operating expenses	—	1,469

Income from discontinued operations	—	1,048
Interest expense, net	—	(180)
(Loss) Gain on sale of discontinued operations	(65)	5,159
(Loss) Income from discontinuing operations before income taxes	(65)	6,027
Income tax expense	—	(72)
(Loss) Income from discontinuing operations	$(65)	$5,955

The following table presents the significant non-cash operating, investing and financing activities from discontinued operations for the six months ended June 30, 2021 (in thousands):

Six Months Ended June 30,
2021
Operating activities
Depreciation	$7
Non-cash lease expense	256
Write-off of borrowing costs	130
Gain on sale of DMS discontinued operations	(5,159)
Investing activities
Purchase of property and equipment	(154)
Proceeds from sale of discontinued operations	18,750
Proceeds from sale of property and equipment	3

Following is the reconciliation of purchase price to the gain recognized in income from discontinued operations for the six months ended June 30, 2021 (in thousands):

Estimated proceeds of the disposition, net of transaction costs	$18,750
Assets of the businesses	(20,920)
Liabilities of the businesses	7,712
Transaction expenses	(383)
Pre-tax gain on the disposition	$5,159

In April 2021, DMS Health contracted Digirad Imaging Solutions for a term of three years to purchase radiopharmaceuticals doses, resulting in $0.7 million of revenues for the six months ended June 30, 2022.

Note 3. Revenue
Disaggregation of Revenue
The following tables present our revenues for the three and six months ended June 30, 2022 and 2021, disaggregated by major source (in thousands):

	Three Months Ended June 30, 2022
	Healthcare	Construction	Total
Major Goods/Service Lines
Mobile Imaging	$10,711	$—	$10,711
Camera	1,461	—	1,461
Camera Support	1,667	—	1,667
Healthcare Revenue from Contracts with Customers	13,839	—	13,839
Lease Income	73	—	73
Construction	—	16,806	16,806
Total Revenues	$13,912	$16,806	$30,718

Timing of Revenue Recognition
Services and goods transferred over time	$10,801	$5,856	$16,657
Services and goods transferred at a point in time	3,111	10,950	14,061
Total Revenues	$13,912	$16,806	$30,718

	Three Months Ended June 30, 2021
	Healthcare	Construction	Total
Major Goods/Service Lines
Mobile Imaging	$11,686	$—	$11,686
Camera	1,464	—	1,464
Camera Support	1,663	—	1,663
Healthcare Revenue from Contracts with Customers	14,813	—	14,813
Lease Income	57	3	60
Construction	—	10,933	10,933
Total Revenues	$14,870	$10,936	$25,806

Timing of Revenue Recognition
Services and goods transferred over time	$12,053	$217	$12,270
Services and goods transferred at a point in time	2,817	10,719	13,536
Total Revenues	$14,870	$10,936	$25,806

	Six Months Ended June 30, 2022
	Healthcare	Construction	Total
Major Goods/Service Lines
Mobile Imaging	$21,229	$—	$21,229
Camera	2,593	—	2,593
Camera Support	3,346	—	3,346
Healthcare Revenue from Contracts with Customers	27,168	—	27,168
Lease Income	162	—	162
Construction	—	28,437	28,437
Total Revenues	$27,330	$28,437	$55,767

Timing of Revenue Recognition
Services and goods transferred over time	$21,655	$7,753	$29,408
Services and goods transferred at a point in time	5,675	20,684	26,359
Total Revenues	$27,330	$28,437	$55,767

	Six Months Ended June 30, 2021
	Healthcare	Construction	Total
Major Goods/Service Lines
Mobile Imaging	$21,867	$—	$21,867
Camera	2,886	—	2,886
Camera Support	3,309	—	3,309
Healthcare Revenue from Contracts with Customers	28,062	—	28,062
Lease Income	115	41	156
Construction	—	19,942	19,942
Total Revenues	$28,177	$19,983	$48,160

Timing of Revenue Recognition
Services and goods transferred over time	$23,145	$2,948	$26,093
Services and goods transferred at a point in time	5,032	17,035	22,067
Total Revenues	$28,177	$19,983	$48,160
We have corrected an immaterial disclosure error in the previously disclosed disaggregated revenue balances relating to the timing of revenue for the six months ended June 30, 2021. For the six months ended June 30, 2021, the amount of $1.9 million was revised from over time to point in time related to revenue recognition in the table above. Healthcare for goods transferred over time decreased by $1.9 million, with a corresponding increase to revenue recognized for goods and services transferred at a point in time. The adjustments did not impact the total amount of revenue or the period in which it was recognized, therefore, they had no effect on the condensed Consolidated Balance Sheets, Statements of Operations and Cash Flows for the periods presented.
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
Deferred Revenue
Changes in the deferred revenue for six months ended June 30, 2022, is as follows (in thousands):

Balance at December 31, 2021	$2,869
Revenue recognized that was included in balance at beginning of the year	(1,664)
Deferred revenue, net, related to contracts entered into during the year	2,995
Balance at June 30, 2022	$4,200
As of June 30, 2022 and December 31, 2021, non-current deferred revenue was $360 thousand and $412 thousand, respectively, in other liabilities within our condensed Consolidated Balance Sheets, which is expected to be recognized over a period of 2-4 years.
Billings in Excess of Costs and Estimated Profit
Changes in the billings in excess of costs and estimated profit for six months ended June 30, 2022 is as follows (in thousands):

Balance at December 31, 2021	$312
Revenue recognized that was included in balance at beginning of the year	(312)
Billings in excess of costs, related to contracts entered into during the year	2,181
Balance at June 30, 2022	$2,181
Contract Assets
There were no contract assets as of June 30, 2022 and December 31, 2021.

Note 4. Basic and Diluted Net Income (Loss) Per Share
We present net income (loss) per share attributable to common stockholders in conformity with the two-class method required for participating securities, as the warrants are considered participating securities. We have not allocated net loss attributable to common stockholders to warrants because the holders of our warrants are not contractually obligated to share in our losses. Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is calculated to give effect to all potential shares of common stock, including common stock issuable upon exercise of warrants, stock options, and restricted stock units (“RSUs”). In periods for which there is a net income, diluted income per common share is equal to basic income per common share, since the effect of including any common stock equivalents would be antidilutive.
The following table sets forth the reconciliation of shares used to compute basic and diluted net (loss) or income per share for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Loss from continuing operations, net of tax	$(1,576)	$(1,791)	$(5,277)	$(2,379)
(Loss) income from discontinued operations, net of tax	—	(65)	—	5,955
Net (loss) income	(1,576)	(1,856)	(5,277)	3,576
Deemed dividend on Series A perpetual preferred stock	(479)	(479)	(958)	(958)
Net (loss) income attributable to common shareholders	$(2,055)	$(2,335)	$(6,235)	$2,618

Denominator:
Weighted average common shares outstanding	15,054	5,039	13,751	4,978
Weighted average prefunded warrants outstanding	325	—	280	—
Weighted average shares outstanding - basic and diluted	15,379	5,039	14,031	4,978
Net (loss) income per share—basic and diluted
Net loss per share, continuing operations	$(0.10)	$(0.36)	$(0.38)	$(0.48)
Net (loss) income per share, discontinued operations	$—	$(0.01)	$—	$1.20
Net (loss) income per share—basic and diluted*	$(0.10)	$(0.37)	$(0.38)	$0.72
Deemed dividend on Series A cumulative perpetual preferred stock per share	$(0.03)	$(0.10)	$(0.07)	$(0.19)
Net (loss) income per share, attributable to common shareholders—basic and diluted*	$(0.13)	$(0.46)	$(0.44)	$0.53
*Earnings per share may not add due to rounding
Antidilutive common stock equivalents are excluded from the computation of diluted loss per share. The computation of diluted earnings per share excludes stock options, RSUs, and stock warrants that are anti-dilutive. The following common stock equivalents were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	6	20	6	22
Restricted stock units	187	75	208	74
Stock warrants	12,567	756	11,025	810
Total	12,760	851	11,239	906

Note 5. Supplementary Balance Sheet Information
Inventories
The components of inventories are as follows (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$7,754	$5,870
Work-in-process	2,807	2,145
Finished goods	972	830
Total inventories	11,533	8,845
Less reserve for excess and obsolete inventories	(316)	(320)
Total inventories, net	$11,217	$8,525
Property and Equipment
Property and equipment consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Land	$805	$805
Buildings and leasehold improvements	5,225	4,823
Machinery and equipment	24,838	24,881
Computer hardware and software	2,451	2,387
Gross property and equipment	33,319	32,896
Accumulated depreciation	(24,555)	(23,978)
Total property and equipment, net	$8,764	$8,918
As of June 30, 2022, the non-operating land and building, held for investments, had a carry value of $1.9 million and was included within property and equipment on the condensed Consolidated Balance Sheet.
Warranty Reserves
In our Healthcare division, we generally provide a 12-month assurance warranty on our gamma cameras. We accrue the estimated cost of this warranty at the time revenue is recorded and charge warranty expense to product and product-related cost of revenues. Warranty reserves are established based on historical experience with failure rates and repair costs and the number of systems covered by warranty. Warranty reserves are depleted as gamma cameras are repaired. The costs consist principally of materials, personnel, overhead, and transportation. We review warranty reserves quarterly and make adjustments, as necessary.
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
The activities related to our warranty reserve for the quarter ended June 30, 2022 and year ended December 31, 2021 are as follows (in thousands):

	June 30, 2022	December 31, 2021
Balance at the beginning of year	$569	$214
Charges to cost of revenues	65	963
Applied to liability	(290)	(608)
Balance at the end of period	$344	$569

Note 6. Leases
Lessee
We have operating and finance leases for corporate offices, vehicles, and certain equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases and some of which include options to terminate the leases within 1 year. Operating leases and finance leases are included separately in the condensed Consolidated Balance Sheets.
The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$401	$359	$797	$694

Finance lease cost:
Amortization of finance lease assets	$101	$170	$224	$276
Interest on finance lease liabilities	14	23	31	44
Total finance lease cost	$115	$193	$255	$320
Supplemental cash flow information related to leases from continuing operations was as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$536	$539
Operating cash flows from finance leases	$31	$44
Financing cash flows from finance leases	$312	$318

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,229	$2,158
Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2022	December 31, 2021
Weighted average remaining lease term (in years)
Operating leases	4.0	3.9
Finance leases	2.5	2.6

Weighted average discount rate
Operating leases	4.60%	4.23%
Finance leases	5.98%	5.05%

We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of June 30, 2022 were as follows (in thousands):

	Operating Leases	Finance Leases
2022 (excludes the six months ended June 30, 2022)	$813	$314
2023	1,514	428
2024	1,352	274
2025	827	106
2026 and thereafter	951	17
Total future minimum lease payments	5,457	1,139
Less amounts representing interest	400	64
Present value of lease obligations	$5,057	$1,075

Lessor

We generate lease income in the Healthcare segment from equipment rentals to customers. Rental contracts are structured as either a weekly or monthly payment arrangement and are accounted for as operating leases. Revenues are recognized on a straight-line basis over the term of the rental. During the six months ended June 30, 2022 and 2021, our lease contracts were mainly month-to-month contracts.

Note 7. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Financial Accounting Standards Board’s authoritative guidance for fair value measurements establishes a three-level hierarchy based upon the inputs to the valuation model of an asset or liability. Level 1 inputs are quoted prices in active markets for identical assets; Level 2 inputs are inputs other than quoted prices that are significant and observable; and Level 3 inputs are significant unobservable inputs to be used in situations where markets do not exist or illiquid. The following table presents information about our financial assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Equity securities	$2,550	$—	$—	$2,550
Lumber derivative contracts	(482)	—	—	(482)
VIE Investments	—	—	337	337
Total	$2,068	$—	$337	$2,405

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Equity securities	$47	$—	$—	$47
Lumber derivative contracts	666	—	—	666
VIE Investments	—	—	337	337
Total	$713	$—	$337	$1,050
The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on June 30, 2022 and December 31, 2021, respectively, and recorded in Investments in the Consolidated Balance Sheets. During the six months ended June 30, 2022 and 2021, we recorded an unrealized gain of $235 thousand and unrealized loss of $33 thousand, respectively, recorded in other (expense) income, net in the condensed Consolidated Statements of Operations.

We may enter into lumber derivative contracts in order to protect our gross profit margins from fluctuations caused by volatility in lumber price, recorded within current assets or liabilities in the Consolidated Balance Sheets. For the six months ended June 30, 2022 and 2021, we recorded a net loss of $1.1 million and $0.3 million, respectively, in the cost of goods sold in the condensed Consolidated Statements of Operations. As of June 30, 2022, we had a net long (buying) position of 3,630,000 board feet under 33 lumber derivatives contracts. As of December 31, 2021, we had a net long (buying) position of 2,420,000 board feet under 22 lumber derivatives contracts.
Gains and losses from lumber derivative contracts, are recorded in cost of goods sold of the condensed Consolidated Statements of Operations and included the following:

	June 30, 2022	June 30, 2021
	Amount	Amount
Unrealized loss on lumber derivatives	$1,145	$241
Realized (gain) loss on lumber derivatives	(17)	62
Total loss on lumber derivatives	$1,128	$303
The fair value of VIE investments of $0.3 million recorded in Other Assets in the Consolidated Balance Sheets is based on unobservable inputs evaluated on June 30, 2022 and December 31, 2021, respectively. During the six months ended June 30, 2022 and 2021, there were no realized or unrealized gains, losses, or impairments recorded in the condensed Consolidated Statements of Operations. See Note 16. Variable Interest Entity for further details.
Note 8. Debt
A summary of debt as of June 30, 2022 and December 31, 2021 is as follows (dollars in thousands):

	June 30, 2022		December 31, 2021
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - eCapital KBS	$—	7.50%	$3,131	6.00%
Revolving Credit Facility - eCapital EBGL	2,537	7.50%	1,652	6.00%
Revolving Credit Facility - Webster	8,094	4.29%	7,016	2.60%
Total Short-term Revolving Credit Facilities	$10,631	5.05%	$11,799	3.98%
eCapital - Star Loan Principal, net	$937	7.75%	$1,070	6.25%
Short Term Loan	$937	7.75%	$1,070	6.25%
Total Short-term debt	$11,568	5.27%	$12,869	4.17%
Webster Credit Facility
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “Webster Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers (collectively, the “Webster Borrowers”); the Company, as guarantor; and Sterling National Bank (“Sterling”). On February 1, 2022, Sterling became part of Webster, and Webster became the successor in interest to the Webster Loan Agreement. The Webster Loan Agreement is also subject to a limited guarantee by Mr. Eberwein, the Executive Chairman of our board of directors.
The Webster Loan Agreement is a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for revolving loans (the “Webster Credit Facility”). Under the Webster Credit Facility, the Webster Borrowers can request the issuance of letters of credit in an aggregate amount not to exceed $0.5 million at any one time outstanding. The borrowings under the Webster Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby all receipts within the lockbox are swept daily to reduce borrowings outstanding. As of June 30, 2022, the Company had $0.1 million of letters of credit outstanding and had additional borrowing capacity of $0.1 million under the Webster Credit Facility.
At the Webster Borrowers’ option, the Webster Credit Facility will bear interest at either (i) a Floating LIBOR Rate, as defined in the Webster Loan Agreement, plus a margin of 2.50% per annum; or (ii) a Fixed LIBOR Rate, as defined in the Webster Loan Agreement, plus a margin of 2.25% per annum. Our floating rate on this facility at June 30, 2022 was 4.29%. The Webster Loan Agreement also provides for unused line fees and restricts the usage of borrowings under the line solely to support the Healthcare businesses, subject to certain limitations.
The Webster Credit Facility is secured by the assets of the Digirad Health businesses.

Financial covenants require that the Webster Borrowers maintain (a) a Fixed Charge Coverage Ratio as of the last day of a fiscal quarter of not less than 1.25 to 1.0 and (b) a Leverage Ratio as of the last day of such fiscal quarter of no greater than 3.50 to 1.0. As of June 30, 2022, the Company was not in compliance with the covenants under the Webster Loan Agreement and had not yet obtained a waiver from Webster for these financial covenant breaches.
eCapital Credit Facilities
EdgeBuilder and Glenbrook (the “EBGL Borrowers”) are a party to a revolving credit facility with eCapital Asset Based Lending Corp., formerly known as Gerber Finance Inc. (“eCapital”) (the “EBGL Loan Agreement”). The facility, as amended, provides for borrowings up to $4.0 million, subject to certain borrowing base limitations. As of June 30, 2022, EBGL was fully drawn in terms of available borrowing capacity available under the facility. Amounts outstanding bear interest, payable monthly, at the prime rate plus 2.75% and payments of outstanding principal are due in full upon maturity. The facility is subject to annual renewal and is currently set to mature on the earlier of January 31, 2023 or upon repayment of the Star Loan (see below). The facility is secured by substantially all of the assets of EBGL and borrowings under the line are restricted for use to finance the operations of EBGL. As of June 30, 2022, $2.5 million was outstanding under the EBGL Loan Agreement.
As of June 30, 2022, EBGL was not in compliance with the bi-annual financial covenants under the EBGL Loan Agreement measured as of June 30, 2022. As of June 30, 2022, we obtained a waiver from eCapital for financial covenant breaches. However, there can be no assurance that we will be able to obtain such waivers in the event of future financial covenant violations.
On March 8, 2022, the EBGL Borrowers entered into the Seventh Amendment to the EBGL Loan Agreement with eCapital to amend and lower the financial covenants to require that EBGL maintain (a) a lower net cash income (as defined in the EBGL Loan Agreement) at least equal to no less than $0 for the trailing 6-month period ending June 30, 2022 and no less than $1,000,000 for the trailing fiscal year ending December 31, 2022 and (b) a reduced minimum EBITDA (as defined in the EBGL Loan Agreement) to be no less than $0 as of June 30, 2022 and no less than $1,000,000 as of the fiscal year ending December 31, 2022.
KBS is a party to a revolving credit facility with eCapital (“KBS Loan Agreement”). The facility, as amended, provides for borrowings up to $4.0 million, subject to certain borrowing base limitations. As of June 30, 2022, KBS was fully drawn in terms of available borrowing capacity under the facility. Amounts outstanding bear interest, payable monthly, at the prime rate plus 2.75% and payments of outstanding principal are due in full upon maturity. The facility is subject to annual renewal and is currently set to mature on February 22, 2023. The facility is secured by the assets of KBS and borrowings under the line are restricted for use to finance the operations of KBS. As of June 30, 2022, no amount was outstanding under the KBS Loan Agreement. As of June 30, 2022, KBS was in compliance with the bi-annual financial covenants under the KBS Loan Agreement.
The eCapital credit facilities contain cross-default provisions and subjective acceleration clauses which may, in the event of a material adverse event, as determined by eCapital, allow eCapital to declare the loans immediately due and payable or increase the interest rate. The facilities are also subject to a guaranty by the Company and the Company is responsible for certain facility and other fees.
Borrowings under the eCapital credit facilities are classified as short-term obligations as the agreements contain a subjective acceleration clauses and require a lockbox arrangement whereby all receipts within the lockbox are swept daily to reduce borrowings outstanding.
On March 8, 2022, the borrowers under the KBS Loan Agreement entered into the Nineteenth Amendment to the KBS Loan Agreement to amend the financial covenants to require that KBS maintain (a) net cash income (as defined in the KBS Loan Agreement) of at least equal to no less than $0 for the trailing 6-month period ending June 30, 2022 and be no less than $500,000 for the trailing fiscal year end and (b) a minimum EBITDA (as defined in the KBS Loan Agreement) no less than $0 as of June 30, 2022 and no less than $850,000 as of the fiscal year end, as well as a waiver of certain covenants as of December 31, 2021.
Term Loan

We and certain of our Investments subsidiaries (collectively, the “Star Borrowers”) are party to a Loan and Security Agreement with eCapital, as successor in interest to Gerber Finance, Inc. (as amended, the “Star Loan Agreement”), which provides for a credit facility with borrowing availability of up to $2.5 million, bearing interest at the prime rate plus 3.5% per annum, and matures on January 1, 2025, unless terminated in accordance with the terms therein (the “Star Loan”). The following table presents the Star Loan balance, net of unamortized debt issuance costs as of June 30, 2022 (in thousands):

	June 30, 2022	December 31, 2021
	Amount	Amount
eCapital - Star Loan Principal	$1,060	$1,246
Unamortized debt issuance costs	(123)	(176)
eCapital - Star Loan Principal, net	$937	$1,070
The Star Loan, as amended, requires monthly payments of principal of $33 thousand plus interest at the prime rate plus 3% per annum through the earlier of maturity in January 2025 or the termination, maturity or repayment of the EBGL credit facility.
The Star Loan is secured by the assets of SRE, 947 Waterford Road, LLC, 300 Park Street, LLC and 56 Mechanic Falls Road, LLC and guaranteed by the Company. The Star loan is subject to certain financial covenants. The financial covenants under the Star Loan Agreement include maintenance of a Debt Service Coverage Ratio of not less than 1:00 to 1:00, as defined in the Star Loan Agreement. The occurrence of any event of default under the Star Loan Agreement may result in the obligations of the Star Borrowers becoming immediately due and payable. As of June 30, 2022, no event of default was deemed to have occurred and the Star Borrowers were in compliance with the bi-annual financial covenants under the Star Loan Agreement measured as of June 30, 2022.
The outstanding balance is classified as a short-term obligation as a result of the acceleration clauses within the EBGL and KBS credit facility and the cross-default provisions. As of June 30, 2022, the short-term loan includes $0.9 million of the Star Loan, net of issuance costs.
Paycheck Protection Program
From April 2020 through May 2020, the Company and its subsidiaries received $6.7 million of loans under the Paycheck Protection Program (“PPP”). Total PPP loans received by the Healthcare division and Construction division were $5.5 million and $1.2 million, respectively.
During the fiscal years ended 2020 and 2021, the Company applied for forgiveness on all PPP loans. As of December 31, 2021, all PPP loans were forgiven, resulting in a gain of $4.2 million in 2021 and $2.5 million in 2020.
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
The outcome of litigation and the amount or range of potential loss at different points in time may be difficult to ascertain. Among other things, uncertainties can include how trial and appellate courts will apply the law and interpret facts, as well as the contractual and statutory obligations of other indemnifying and insuring parties. The estimated range of reasonably possible losses, and their effect on our financial position is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties.
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
For the three months ended June 30, 2022, we recorded an income tax benefit of $327 thousand within continuing operations and zero income tax expense within discontinued operations. For the three months ended June 30, 2021, we recorded an income tax expense of $32 thousand within continuing operations and zero income tax expense within discontinued operations.
For the six months ended June 30, 2022, we recorded an income tax expense of $623 thousand within continuing operations and zero income tax expense within discontinued operations. For the six months ended June 30, 2021, we recorded an income tax expense of $34 thousand within continuing operations and an income tax expense of $72 thousand within discontinued operations. The tax expense for the six months ended June 30, 2022 primarily relates to an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) that occurred in January 2022 which required us to establish an additional valuation allowance on net operating losses that the Company cannot utilize in the future.
As of June 30, 2022, we had unrecognized tax benefits of approximately $2.6 million related to uncertain tax positions. Included in the unrecognized tax benefits were $2.1 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.
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

Note 11. Segments
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Under the prior period Holdco strategy, we organized our reportable segments into four reportable segments: Diagnostic Imaging, Diagnostic Services, Construction and Investments. Effective the first quarter of 2022, we realigned our internal reporting structure into three reportable segments by combining Diagnostic Imaging and Diagnostic Services into one Healthcare segment to reflect the manner in which our CODM assesses performance and allocates resources:
1. Healthcare
2. Construction
3. Investments
Segment information has been recast to conform to our current allocation methodology. It is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (1)	2022	2021 (1)
Revenue by segment:
Healthcare	$13,912	$14,870	$27,330	$28,177
Construction	16,806	10,936	28,437	19,983
Investments	158	158	316	316
Intersegment elimination	(158)	(158)	(316)	(316)
Consolidated revenue	$30,718	$25,806	$55,767	$48,160

Gross profit (loss) by segment:
Healthcare	$3,678	$3,409	$6,854	$6,007
Construction	2,485	(1,844)	4,071	(1,300)
Investments	94	97	153	190
Intersegment elimination	(158)	(158)	(316)	(316)
Consolidated gross profit	$6,099	$1,504	$10,762	$4,581

Income (loss) from operations by segment:
Healthcare	$5	$835	$83	$1,672
Construction	290	(3,837)	(469)	(5,385)
Investments	80	78	139	155
Star equity corporate and intersegment elimination	(1,573)	(1,586)	(3,506)	(2,520)
Segment loss from operations	$(1,198)	$(4,510)	$(3,753)	$(6,078)

Depreciation and amortization by segment:
Healthcare	$322	$320	$637	$677
Construction	495	481	982	961
Investments	64	61	163	126
Total depreciation and amortization	$881	$862	$1,782	$1,764
(1) Segment information has been recast for all periods presented to reflect Healthcare as one segment. Intersegment eliminations previously allocated to Investments have been reclassified to a separate line.

Note 12. Related Party Transactions
Eberwein Guarantees
Star Equity Holdings, Inc.
On December 10, 2021, the Company entered into a securities purchase agreement with its Executive Chairman, Jeffrey E. Eberwein, relating to the issuance and sale of 650,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a purchase price of $3.25 per share pursuant to a private placement. As of June 30, 2022, Mr. Eberwein owned 2,466,784 shares of Common Stock, representing approximately 16.36% of our outstanding Common Stock. In addition, as of June 30, 2022, Mr. Eberwein owned 1,275,467 shares of Series A Preferred Stock.
ATRM Notes Payable
ATRM had a total of $2.3 million of outstanding related party promissory notes payable to Lone Star Value Co-Invest I, LP and Lone Star Value Management as of December 31, 2020. These amounts were repaid in full during April 2021. Mr. Eberwein was the general partner of these entities.
Note 13. Perpetual Preferred Stock
Holders of shares of our Series A Preferred Stock are entitled to receive, when, as and if, authorized by the Company’s board of directors (or a duly authorized committee of the Company’s board of directors) and declared by the Company out of funds legally available for the payment of dividends, preferential cumulative cash dividends at the rate of 10.0% per annum of the liquidation preference of $10.00 per share. Dividends are payable quarterly, in arrears, on the last calendar day of March, June, September and December to holders of record at the close of business on the first day of each payment month. The Series A Preferred Stock is not convertible and does not have any voting rights, except when dividends are in arrears for six or more consecutive quarters, then the holders of those shares together with holders of all other series of preferred stock equal in rank will be entitled to vote separately as a class for the election of two additional directors to board of directors, until all dividends accumulated on such shares of Series A Preferred Stock for the past dividend periods and the dividend for the current dividend period shall have been fully paid or declared and a sum sufficient for the payment thereof set apart for payment. Under change of control or other conditions, the Series A Preferred Stock may be subject to redemption. The Company may redeem the Series A Preferred Stock upon the occurrence of a change of control, subject to certain conditions. The Company may also voluntarily redeem some or all of the Series A Preferred Stock on or after September 10, 2024.
On February 25, 2022 and May 19, 2022, our board of directors declared cash dividends to holders of our Series A Preferred Stock of $0.25 per share, for an aggregate amount of approximately $1.0 million. The record dates for these dividends were March 1, 2022 and June 1, 2022, respectively, and the payment dates were March 10, 2022 and June 10, 2022, respectively.
Note 14. Equity Transactions
On January 24, 2022, we closed the 2022 Public Offering pursuant to an underwriting agreement with Maxim Group LLC (“Maxim”), as representative of the underwriters. Company issued and sold (A)(i) 9,175,000 shares of the Company’s Common Stock, (ii) an aggregate of 325,000 pre-funded warrants to purchase up to an aggregate of 325,000 shares of Common Stock, and (iii) an aggregate of 9,500,000 common stock purchase warrants (the “Firm Purchase Warrants”) to purchase up to 9,500,000 shares of Common Stock and (B) at the election of Maxim, (i) up to an additional 1,425,000 shares of Common Stock and/or (ii) up to an additional 1,425,000 shares of common stock purchase warrants (the “Option Purchase Warrants”, and together with the Firm Purchase Warrants, the “Warrants”). Maxim partially exercised its over-allotment option for the purchase of 1,425,000 Warrants for a price of $0.01 per Warrant. Each share of common stock (or pre-funded warrant in lieu thereof) was sold together with one common warrant to purchase one share of common stock at a price of $1.50 per share and common warrant. Gross proceeds, before deducting underwriting discounts and offering expenses and excluding any proceeds we may receive upon exercise of the Warrants, were $14.3 million and net proceeds were $12.7 million.
In addition, as part of the 2022 Public Offering, the Company issued to Maxim 237,500 common stock purchase warrants (the “Underwriter’s Warrants”) to purchase up to 237,500 shares of Common Stock at an exercise price of $1.65 per common warrant. The Underwriter’s Warrants have an initial exercise date beginning July 19, 2022, and therefore, no proceeds had been received as of June 30, 2022.
As of June 30, 2022, of the warrants issued through the public offering we closed on May 28, 2020 (the “2020 Public Offering”), 1.0 million warrants were exercised and 1.4 million warrants remained outstanding, which represents 0.7 million shares of common stock equivalents, at an exercise price of $2.25. As of June 30, 2022, of the Warrants issued through the 2022 Public Offering, there were 10.9 million Warrants and 0.3 million prefunded warrants outstanding at an exercise price of $1.50 and $0.01, respectively. The Underwriter’s Warrants have not been exercised.

Note 15. Preferred Stock Rights
On June 2, 2021, the board of directors adopted a tax benefit preservation plan in the form of a Section 382 Rights Agreement (the “382 Agreement”). The 382 Agreement is intended to diminish the risk that our ability to use our net operating loss carryforwards to reduce future federal income tax obligations may become substantially limited due to an “ownership change,” as defined in Section 382 of the Code. The board of directors authorized and declared a dividend distribution of one right for each outstanding share of common stock, par value $0.0001 per share, to stockholders of record as of the close of business on June 14, 2021. Each right entitles the registered holder to purchase from the one one-thousandth of a share of Series C Participating Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”), at an exercise price of $12.00 per one one-thousandth of a share of Series C Preferred Stock, subject to adjustment.
The rights will become exercisable following (i) 10 days after a public announcement that a person or group has become an Acquiring Person (as defined in the 382 Agreement); and (ii) 10 business days (or a later date determined by the board of directors) after a person or group begins a tender or an exchange offer that, if completed, would result in that person or group becoming an Acquiring Person.
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
No rights were exercisable at June 30, 2022. There is no impact to financial results as a result of the adoption of the rights plan for the six months ended June 30, 2022.
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
The potential maximum exposure of this unconsolidated VIE is generally based on the current carrying value of the investments and any future funding commitments based on the milestone agreement and board approval. We have determined that the single source of our exposure to the VIE is our capital investment in them. The carrying value and maximum exposure of the unconsolidated VIE were $0.3 million as of June 30, 2022. As of June 30, 2022, we performed a qualitative assessment on the carrying value via inquiries with the board of directors and a review of the entity’s financial statements and determined that there have not been any impairment indicators to the carrying value.
Note 17. Subsequent Events
On August 11, 2022, the EBGL Borrowers entered into the Eighth Amendment to the EBGL Loan Agreement with eCapital to amend the lender name to eCapital Asset Based Lending Corp. formerly known as Gerber Finance, Inc. and to provide a waiver of certain covenants violated as of June 30, 2022.

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
Our Healthcare division, which operates as Digirad Health, Inc. (“Digirad Health”), provides products and services in the area of nuclear medical imaging with a focus on cardiac health. Digirad Health operates across the United States and comprises two lines of business—imaging services to healthcare providers using a fleet of our proprietary solid-state gamma cameras as well as the manufacture, distribution, and maintenance of our proprietary solid-state gamma cameras.
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
The target market for our Healthcare products and services is comprised of cardiologists, internal medicine physicians, family practice physicians, hospitals, integrated delivery networks, and federal institutions in the United States that perform or could perform a diagnostic imaging procedure or have interest in purchasing diagnostic imaging products. Our Healthcare businesses currently operate in approximately 25 states. During the six months ended June 30, 2022, we have seen a return to a more normal pre-COVID volume of imaging.
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
Risks arising from global economic instability and conflicts, wars, and health crises could impact our business. In addition, the inflation caused by such events may impact demand for our products and services and our cost to provide products and services.
COVID-19 Pandemic
We continue to recover from the economic effects of the COVID-19 pandemic. During the three and six months ended June 30, 2022, we had decreases of $1.0 million and $0.8 million, respectively, in Healthcare division revenue and increases of $5.9 million and $8.5 million, respectively, in Construction division revenue as compared to the same period of the prior year.

The Healthcare division continued to operate at normal levels versus last year with revenue decreasing 6.4% and 3.0% for the three and six months ended June 30, 2022, primarily related to fewer total scanning days due to the national shortage of Nuclear Medicine Technologists. Our Construction division grew revenue by 53.7% and 42.3%, respectively, due to increased output at both KBS and EBGL coupled with pricing increases associated with higher raw materials costs. Nevertheless, the current COVID-19 pandemic continues to impact worldwide economic activity, and the extent to which the COVID-19 pandemic will impact our business will depend on future developments that are highly unpredictable.
Discontinued Operations
The DMS Sale Transaction (as defined in Note 1 to our condensed consolidated financial statements) was completed on March 31, 2021, for $18.75 million in cash. After certain adjustments, including a working capital adjustment, we received an immaterial net escrow settlement in January 2022.
Goodwill valuation
We review goodwill for impairment on an annual basis during the fourth quarter, and when events or changes in circumstances indicate that a reduction in the carrying value may not be recoverable. During the three and six months ended June 30, 2022, we began the process by assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Upon review of the results of such assessment, we may begin performing impairment analysis by quantitatively comparing the fair value of the reporting unit to the carrying value of the reporting unit, including goodwill. An impairment charge for goodwill is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value and such loss should not exceed the total goodwill allocated to the reporting unit.
There are numerous factors that may cause the fair value of a reporting unit to fall below its carrying amount and/or that may cause the value of long-lived assets to not be recoverable, which could lead to the measurement and recognition of goodwill and/or long-lived asset impairment charges. These factors include, but are not limited to, significant negative variances between actual and expected financial results, lowered expectations of future financial results, failure to realize anticipated synergies from acquisitions, adverse changes in the business climate, and the loss of key personnel. As of June 30, 2022, we performed a qualitative assessment and did not identify any triggering events that would lead to the performance of a quantitative analysis.
Business Segments
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer , who is our Chief Operating Decision Maker ("CODM"), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Effective as of the first quarter of 2022, we reorganized our financial statements into three reportable segments by combining Diagnostic Imaging and Diagnostic Services into one Healthcare segment to reflect the manner in which our CODM assesses performance and allocates resources under the Company’s HoldCo strategy:
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
Investments

Through this segment, we hold real estate assets that we have acquired and will potentially manage other future investments of Star Equity. In April 2019, the Company funded the initial purchase of three manufacturing facilities in Maine that manufacture modular buildings and leased those three properties back to KBS. The initial funding of the assets acquisition was primarily through the revolver loan under our Webster Credit Facility (as defined in Note 8 to our condensed consolidated financial statements). Since that time, we have secured a new facility from eCapital, Inc. (“eCapital”) to finance these properties.
Healthcare Services and Products
Diagnostic imaging depictions of the internal anatomy or physiology are generated primarily through non-invasive means. Diagnostic imaging facilitates the early diagnosis of diseases and disorders, often minimizing the scope, cost, and amount of care required and reducing the need for more invasive procedures. Currently, the major types of non-invasive diagnostic imaging technologies available are: ultrasound and nuclear imaging. The most widely used imaging acquisition technology utilizing gamma cameras is single photon emission computed tomography, or “SPECT”. All of our current internally-developed cardiac gamma cameras employ SPECT technology.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes our results for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	Percent of Revenues	2021	Percent of Revenues	Change from Prior Year
					Dollars	Percent *
Total revenues	$30,718	100.0%	$25,806	100.0%	$4,912	19.0%
Total cost of revenues	24,619	80.1%	24,302	94.2%	317	1.3%
Gross profit	6,099	19.9%	1,504	5.8%	4,595	305.5%
Total operating expenses	7,297	23.8%	6,014	23.3%	1,283	21.3%
Loss from operations	(1,198)	(3.9)%	(4,510)	(17.5)%	3,312	(73.4)%
Total other (expense) income	(705)	(2.3)%	2,751	10.7%	(3,456)	(125.6)%
Loss before income taxes	(1,903)	(6.2)%	(1,759)	(6.8)%	(144)	8.2%
Income tax benefit (provision)	327	1.1%	(32)	(0.1)%	359	(1,121.9)%
Net loss from continuing operations	(1,576)	(5.1)%	(1,791)	(6.9)%	215	(12.0)%
Net loss from discontinued operations	—	—%	(65)	(0.3)%	65	(100.0)%
Net (loss) income	$(1,576)	(5.1)%	$(1,856)	(7.2)%	$280	(15.1)%
*Percentage may not add due to rounding
Revenues
Healthcare
Healthcare revenue is summarized as follows (in thousands):

	Three Months Ended June 30,
	2022	2021	Change	% Change
Healthcare	$13,912	$14,870	$(958)	(6.4)%
Healthcare Revenue	$13,912	$14,870	$(958)	(6.4)%
Healthcare revenue decreased 6.4% compared to the prior year quarter, driven by a decrease in revenue from fewer total scanning days due to the national shortage of Nuclear Medicine Technologists.
Construction
Construction revenue is summarized as follows (in thousands):

	Three Months Ended June 30,
	2022	2021	Change	% Change
Construction	$16,806	$10,936	$5,870	53.7%
Construction Revenue	$16,806	$10,936	$5,870	53.7%
The increase in revenue for the Construction division was predominately driven by large commercial projects at our KBS business. This increase is primarily related to a large contract entered into during 2022 that has resulted in recognized revenue of $5.3 million.

Gross Profit
Healthcare Gross Profit
Healthcare gross profit and gross margin is summarized as follows (in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Healthcare gross profit	$3,678	$3,409	$269	7.9%
Healthcare gross margin	26.4%	22.9%
The increase in Healthcare gross margin percentage was mainly driven by an improved mix of product and service revenues for the three months ended June 30, 2022, compared to the same period in the prior year.
Construction Gross Profit
Construction gross profit and margin is summarized as follows (in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Construction gross profit	$2,485	$(1,844)	$4,329	234.8%
Construction gross margin	14.8%	(16.9)%
The increase in Construction gross profit was predominately due to significantly increased pricing levels during 2022 to offset higher input costs in both residential and commercial projects, slightly offset by net loss of $1.1 million from lumber derivatives. Our backlog and sales pipeline remain at record levels due to newly signed contracts.
Investments Gross Loss
Investments gross loss is summarized as follows (in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Real Estate and Investments gross loss	$(64)	$(61)	$(3)	4.9%
The gross loss relates to depreciation expense associated with the three manufacturing facilities acquired in April 2019.

Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Three Months Ended June 30,				Percent of Revenues
	2022	2021	Change		2022	2021
			Dollars	Percent
Selling, general and administrative	$6,867	$5,584	$1,283	23.0%	22.4%	21.6%
Amortization of intangible assets	430	430	—	—%	1.4%	1.7%
Total operating expenses	$7,297	$6,014	$1,283	21.3%	23.8%	23.3%
On a consolidated basis, there was a $1.3 million increase in sales, general and administrative expenses. The major drivers of the increase in selling, general and administrative expenses (“SG&A”) was a $0.9 million increase in legal expenses and a $0.4 million severance cost, both attributed to our healthcare segment. As a percentage of revenue, SG&A increased modestly to 22.4% for the three months ended June 30, 2022, versus 21.6% in the prior year period.
Total Other Income (Expense)
Total other income (expense) is summarized as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Other (expenses) income, net	$(416)	$2,950
Interest expense, net	(289)	(199)
Total other (expense) income	$(705)	$2,751
Other (expenses) income, net, for the three months ended June 30, 2022 and 2021 are predominately comprised of unrealized gain from available for sale securities, and finance costs.
Interest expense, net, for the three months ended June 30, 2022 and 2021 are predominantly comprised of interest costs and the related amortization of deferred issuance costs on our debt, respectively.
Income Tax Expense
For the three months ended June 30, 2022 and 2021 we recorded an income tax benefit of $327 thousand and expense of $32 thousand, respectively, within continuing operations. See Note 10. Income Taxes, within the notes to our condensed consolidated financial statements for further information related to the income taxes.
Income from Discontinued Operations
See Note 2. Discontinued Operations of the condensed consolidated financial statements for information regarding discontinued operations.

Results of Operations
Comparison of the Six Months Ended June 30, 2022 and 2021
The following table summarizes our results for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	Percent of Revenues	2021	Percent of Revenues	Change from Prior Year
					Dollars	Percent *
Total revenues	$55,767	100.0%	$48,160	100.0%	$7,607	15.8%
Total cost of revenues	45,005	80.7%	43,579	90.5%	1,426	3.3%
Gross profit	10,762	19.3%	4,581	9.5%	6,181	134.9%
Total operating expenses	14,515	26.0%	10,659	22.1%	3,856	36.2%
Loss from operations	(3,753)	(6.7)%	(6,078)	(12.6)%	2,325	(38.3)%
Total other expense	(901)	(1.6)%	3,733	7.8%	(4,634)	(124.1)%
Loss before income taxes	(4,654)	(8.3)%	(2,345)	(4.9)%	(2,309)	98.5%
Income tax provision	(623)	(1.1)%	(34)	(0.1)%	(589)	1,732.4%
Net loss from continuing operations	(5,277)	(9.5)%	(2,379)	(4.9)%	(2,898)	121.8%
Net income (loss) from discontinued operations	—	—%	5,955	12.4%	(5,955)	(100.0)%
Net income (loss)	$(5,277)	(9.5)%	$3,576	7.4%	$(8,853)	(247.6)%
*Percentage to revenue were computed independently for each discrete item presented. Therefore, the sum of the individual items may not equal the total.
Revenues
Healthcare
Healthcare revenue by segments is summarized as follows (in thousands):

	Six Months Ended June 30,
	2022	2021	Change	% Change
Healthcare	$27,330	$28,177	$(847)	(3.0)%
Total Healthcare Revenue	$27,330	$28,177	$(847)	(3.0)%

Healthcare revenue decreased 3.0% compared to the prior year period, driven by a decrease in revenue from fewer total scanning days due to the national shortage of Nuclear Medicine Technologists.
Construction
Construction revenue is summarized as follows (in thousands):

	Six Months Ended June 30,
	2022	2021	Change	% Change
Construction	$28,437	$19,983	$8,454	42.3%
Total Construction Revenue	$28,437	$19,983	$8,454	42.3%
The increase in revenue for the Construction division was predominately due to a higher number of projects completed of varying sizes and increased pricing at KBS and EBGL, including a large contract entered into during 2022 that has resulted in recognized revenue of $5.3 million.

Gross Profit
Healthcare Gross Profit
Healthcare gross profit and gross margin by segments is summarized as follows (in thousands):

	Six Months Ended June 30,
	2022	2021	Change	% Change
Healthcare gross profit	$6,854	$6,007	$847	14.1%
Healthcare gross margin	25.1%	21.3%
The increase in Healthcare gross margin percentage was mainly driven by an improved mix of product and service revenues.
Construction Gross Profit (Loss)
Construction gross profit and margin is summarized as follows (in thousands):

	Six Months Ended June 30,
	2022	2021	Change	% Change
Construction gross (loss) profit	$4,071	$(1,300)	$5,371	413.2%
Construction gross margin	14.3%	(6.5)%
The increase in Construction gross profit was predominately due to an increase in revenues at KBS and EBGL for large commercial projects. We have significantly increased prices to offset higher input costs and have seen an improvement in our gross margin overall in 2022. Our backlog and sales pipeline remain at record levels.
Investments Gross Loss
Investments gross loss and margin is summarized as follows (in thousands):

	Six Months Ended June 30,
	2022	2021	Change	% Change
Investments gross loss	$(163)	$(126)	$(37)	29.4%
The Investments gross loss relates to depreciation expense associated with the three manufacturing facilities acquired in April 2019.

Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Six Months Ended June 30,				Percent of Revenues
	2022	2021	Change		2022	2021
			Dollars	Percent
Selling, general and administrative expenses	$13,655	$10,638	$3,017	28.4%	24.5%	22.1%
Amortization of intangible assets	860	868	(8)	(0.9)%	1.5%	1.8%
Gain on sale of MD Office Solutions	—	(847)	847	(100.0)%	—%	(1.8)%
Total operating expenses	$14,515	$10,659	$3,856	36.2%	26.0%	22.1%
On a consolidated basis, there was a $3.0 million increase in sales, general and administrative expenses. Two major drivers of the increase in SG&A were a $1.8 million increase in legal expenses and a $0.4 million increase in severance costs, both attributed to our healthcare segment. We also had a $0.5 million SG&A increase in Construction due to increases in headcount and commissions and a $0.2 million increase at the corporate level related to external and internal auditors review fees. As a percentage of revenue, SG&A increased to 24.5%, versus 22.1% in the prior year period.
On February 1, 2021, we completed the sale of our MD Office Solutions business and recognized $0.8 million in gain upon sale.
Total Other Income (Expense)
Total other expense is summarized as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Other (expense) income, net	$(422)	$4,205
Interest expense, net	(479)	(472)
Total other (expense) income	$(901)	$3,733
Other income, net for six months ended June 30, 2022 is predominantly comprised of gains and losses from equity securities and sales of assets, whereas the six months ended June 30, 2021 comprised of primarily $4.2 million in PPP loan forgiveness from the Healthcare and Construction businesses. As of June 30, 2022, the Company has no PPP loans outstanding.
Interest expense, net, for the six months ended June 30, 2022 and 2021 is predominantly comprised of interest costs and the related amortization of deferred issuance costs on our debt.
Income Tax Expense
For the six months ended June 30, 2022 and 2021, we recorded income tax expense of $623 thousand and $34 thousand, respectively. See Note 10, Income Taxes, within the notes to our condensed consolidated financial statements for further information related to the income taxes.
Income from Discontinued Operations
See Note 2, Discontinued Operations of the condensed consolidated financial statements for information regarding discontinued operations.
Liquidity and Capital Resources
Overview
Cash Flows from Operating Activities
For the six months ended June 30, 2022, net cash provided by operating activities was $2.9 million, as compared to $7.6 million net cash used in operating activities in 2021, resulting in an increase in net cash provided by operating activities of $10.5 million. The increase in net cash provided by operating activities was attributable to a positive impact on net working capital changes. Additionally, in 2021 consolidated net income included discontinued operations from DMS Health Technologies, Inc. (“DMS Health”), the sale of our MD Office Solutions subsidiary, and PPP loan forgiveness.
Cash Flows from Investing Activities

For the six months ended June 30, 2022, net cash used in investing activities was $3.4 million, as compared to $18.0 million of net cash provided by investing activities in 2021. The $21.4 million decrease in net cash used in investing activities was attributable to the purchase of securities of $2.8 million in 2022 and the proceeds from the sale of discontinued operations of $18.8 million in 2021.
Cash Flows from Financing Activities
For the six months ended June 30, 2022, net cash provided by financing activities was $10.1 million, as compared to net cash used in financing activities of $7.5 million in 2021, resulting in an increase in net cash provided by financing activities of $17.7 million. The increase in financing activities was due to lower net repayments of existing debt by $5.8 million, net proceeds received related to the 2022 Public Offering of $12.7 million and partially offset by payment of dividends of $1.0 million.
Summary Cash Flows
The following table shows cash flow information for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$2,937	$(7,599)
Net cash (used in) provided by investing activities	$(3,371)	$18,021
Net cash provided by (used in) financing activities	$10,122	$(7,534)
Sources of Liquidity
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations, availability on our revolving lines of credit from our credit facility with Webster Bank, N.A., a national banking association (“Webster”), as successor in interest to Sterling National Bank (“Sterling”), our three credit facilities with eCapital, and cash raised from equity financing. As of June 30, 2022, we had $13.7 million of cash and cash equivalents. The eCapital facilities directly support our Construction businesses. As of June 30, 2022, we were fully drawn in terms of available capacity and no amount outstanding on the KBS revolver. We were at $2.5 million outstanding balance and were fully drawn in terms of available capacity on the EBGL revolver. However, those facilities have loan limits of $4.0 million each and we expect to be able to use more of that availability as our borrowing base increases with higher production levels. In January 2022, we successfully completed the 2022 Public Offering with net proceeds of $12.7 million.
Going Concern
The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. We incurred losses from continuing operations, net of income taxes, of approximately $1.6 million and $5.3 million for the three and six months ended June 30, 2022, respectively, and $1.8 million and $2.4 million for the three and six months ended June 30, 2021, respectively. We have an accumulated deficit of $133.2 million and $128.0 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, cash and cash equivalents increased to $13.7 million from $4.5 million as of December 31, 2021, primarily as a result of an underwritten public offering (the “2022 Public Offering”) which closed on January 24, 2022. Refer to Note 14. Equity Transactions for details.
At June 30, 2022, we had approximately $11.6 million in debt outstanding. All of our debt is categorized as short-term on our condensed Consolidated Balance Sheets. For more detail, see Note 8. Debt. The Company’s loan pursuant to the Webster Loan Agreement (as defined below) (the “Webster Loan”) with Webster, as successor in interest to Sterling National Bank, with a loan balance of approximately $8.1 million, supports our Healthcare business. While the Webster Loan matures in 2024, GAAP rules require that the outstanding balance be classified as short-term debt. This is due to both the automatic sweep feature embedded in the traditional lockbox arrangement and the subjective acceleration clause in the Webster Loan Agreement.
As of June 30, 2022, we were not in compliance with covenants in the Webster Loan Agreement related to our Healthcare division and we have not yet obtained a waiver from Webster for these financial covenant breaches. Upon the occurrence and during the continuation of an event of default under the Webster Loan Agreement, Webster may, among other things, declare the loans and all other obligations under the Webster Loan Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Webster Loan Agreement bear interest. We are currently in negotiations to avoid a default. While we do not believe we will be required to pay down the current balance, our current cash is sufficient to repay the Webster Loan in full.

Management has historically concluded that this forecasted violation raises substantial doubt about our ability to continue as a going concern within twelve months. In consideration of the cash flow results for the six months ended June 30, 2022, our current balance of cash and cash equivalents of $13.7 million and our projected use of cash for the next twelve months. Management believes that the Company's existing cash and current free cash flow generation expectations will allow the Company to continue its operations for at least the next 12 months from the date these unaudited condensed financial statements are issued, even in the event that we are requested to pay some or all of the outstanding Webster Loan balance. Therefore, the conditions that led us to conclude substantial doubt in prior periods have been alleviated. As a result of recurring losses, the continued viability of the Company beyond August 2023 may be dependent on its ability to continue to raise additional capital to finance its operations.
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
As noted above, on January 24, 2022, we closed the 2022 Public Offering pursuant to an underwriting agreement with Maxim Group LLC, as representative of the underwriters. The 2022 Public Offering was for 9,500,000 shares of common stock (or pre-funded warrants to purchase shares of common stock in lieu thereof) and warrants to purchase up to 9,500,000 shares of common stock (the “common warrants”). Each share of common stock (or pre-funded warrant in lieu thereof) was sold together with one common warrant to purchase one share of common stock at a price of $1.50 per share and common warrant. Additionally, Company issued to Maxim 237,500 common stock purchase warrants (the “Underwriter’s Warrants”) to purchase up to 237,500 shares of Common Stock at an exercise price of $1.65 per common warrant. Gross proceeds, before deducting underwriting discounts and offering expenses and excluding any proceeds we may receive upon exercise of the common warrants, were $14.3 million and net proceeds were $12.7 million.
As of June 30, 2022, of the warrants issued through the public offering we closed on May 28, 2020 (the “2020 Public Offering”), 1.0 million warrants were exercised and 1.4 million warrants remained outstanding, which represents 0.7 million shares of common stock equivalents, at an exercise price of $2.25. As of June 30, 2022, of the Warrants issued through the 2022 Public Offering, there were 10.9 million Warrants and 0.3 million prefunded warrants outstanding at an exercise price of $1.50 and $0.01, respectively. The Underwriter’s Warrants have not been exercised.
See Note 14. Equity Transactions in the accompanying notes to the condensed consolidated financial statements for further details.
Webster Credit Facility
We have a $20.0 million credit facility with Webster, which matures in March 2024. As of June 30, 2022, the Company had $0.1 million of letters of credit outstanding and had additional borrowing capacity of $0.1 million under the Webster Credit Facility. Financial covenants require that the Webster Borrowers maintain (a) a Fixed Charge Coverage Ratio as of the last day of a fiscal quarter of not less than 1.25 to 1.0 and (b) a Leverage Ratio as of the last day of such fiscal quarter of no greater than 3.50 to 1.0. As of June 30, 2022, the Company was not in compliance with the covenants under the Webster Loan Agreement and had not yet obtained a waiver from Webster for these financial covenant breaches. While we do not believe Webster will require us to pay down our balance on this facility, we have sufficient cash to do so if necessary.
eCapital Credit Facilities
EdgeBuilder and Glenbrook (the “EBGL Borrowers”) have a $4.0 million credit facility with eCapital, which matures in January 2023. As of June 30, 2022, EBGL was fully drawn in terms of available borrowing capacity is available under the facility. As of June 30, 2022, $2.5 million was outstanding under the EBGL Loan Agreement. As of June 30, 2022, EBGL was not in compliance with the bi-annual financial covenants under the EBGL Loan Agreement measured as of June 30, 2022. As of June 30, 2022, we obtained a waiver from Gerber for financial covenant breaches. However, there can be no assurance that we will be able to obtain such waivers in the event of future financial covenant violations.
Financial covenants require that EBGL maintain (a) a lower net cash income (as defined in the EBGL Loan Agreement) at least equal to no less than $0 for the trailing 6-month period ending June 30, 2022 and no less than $1,000,000 for the trailing fiscal year ending December 31, 2022 and (b) a reduced minimum EBITDA (as defined in the EBGL Loan Agreement) to be no less than $0 as of June 30, 2022 and no less than $1,000,000 as of the fiscal year ending December 31, 2022.

KBS has a $4.0 million credit facility with eCapital, which matures in February 2023. As of June 30, 2022, KBS was fully drawn in terms of available borrowing capacity is available under the facility. As of June 30, 2022, no amount was outstanding under the KBS Loan Agreement. As of June 30, 2022, KBS was in compliance with the bi-annual financial covenants under the EBGL Loan Agreement.
Financial covenants require that KBS maintain (a) net cash income (as defined in the KBS Loan Agreement) of at least equal to no less than $0 for the trailing 6-month period ending June 30, 2022 and be no less than $500,000 for the trailing fiscal year end and (b) a minimum EBITDA (as defined in the KBS Loan Agreement) no less than $0 as of June 30 and no less than $850,000 as of the fiscal year end.
Term Loan
We and certain of our Investments subsidiaries (collectively, the “Star Borrowers”) are party to a Loan and Security Agreement with eCapital, as successor in interest to Gerber Finance, Inc. (as amended, the “Star Loan Agreement”), which provides for a credit facility with borrowing availability of up to $2.5 million, bearing interest at the prime rate plus 3.5% per annum, and matures on January 1, 2025, unless terminated in accordance with the terms therein (the “Star Loan”). As of June 30, 2022, As of June 30, 2022, the short term loan includes $0.9 million of the Star Loan, net of issuance costs.
The Star Loan is secured by the assets of SRE, 947 Waterford Road, LLC, 300 Park Street, LLC and 56 Mechanic Falls Road, LLC and guaranteed by the Company. The Star loan is subject to certain financial covenants. The financial covenants under the Star Loan Agreement include maintenance of a Debt Service Coverage Ratio of not less than 1:00 to 1:00, as defined in the Star Loan Agreement. The occurrence of any event of default under the Star Loan Agreement may result in the obligations of the Star Borrowers becoming immediately due and payable. As of June 30, 2022, no event of default was deemed to have occurred and the Star Borrowers were in compliance with the bi-annual financial covenants under the Star Loan Agreement measured as of June 30, 2022.
Paycheck Protection Program
From April 2020 through May 2020, the Company and its subsidiaries received $6.7 million of loans under the Paycheck Protection Program (“PPP”). Total PPP loans received the Construction division and Healthcare division were $5.5 million and $1.2 million, respectively.
All PPP loans were forgiven, resulting in a gain of $4.2 million in 2021 and $2.5 million in 2020.
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
As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our executive chairman and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our executive chairman and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 as a result of the material weakness discussed below.
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
There is no assurance that we will be able to maintain compliance with the minimum closing price requirement. As of August 11, 2022, our Common Stock had closed above $1.00 per share for twelve consecutive trading days. In the event that our stock price falls below $1.00 per share for 30 consecutive trading days, Nasdaq may send us a notice stating we will be provided a period of 180 days to regain compliance with the minimum bid requirement or else Nasdaq may make a determination to delist our Common Stock. If our Common Stock were to be delisted from Nasdaq and was not eligible for quotation or listing on another market or exchange, trading of our Common Stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our Common Stock to decline further.

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

10.3*	eCapital EBGL Eighth Amendment to Loan and Security Agreement, dated August 11, 2022, by and among eCapital Asset Based Lending Corp., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc.
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
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

STAR EQUITY HOLDINGS, INC.

Date:	August 12, 2022	By:	/s/ RICHARD K. COLEMAN, JR.
Richard K. Coleman, Jr. Chief Executive Officer (Principal Executive Officer)

/s/ DAVID J. NOBLE
David J. Noble Chief Financial Officer (Principal Financial and Accounting Officer)