Form 10-Q
period 2022-09-30
STAR EQUITY HOLDINGS, INC.
filed 2022-11-14
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒
As of November 7, 2022, the registrant had 15,138,732 shares of Common Stock ($0.0001 par value) outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Healthcare	$13,137	$14,807	$40,467	$42,984
Construction	11,107	14,052	39,544	34,035
Total revenues	24,244	28,859	80,011	77,019

Cost of revenues:
Healthcare	10,412	11,551	30,888	33,721
Construction	7,975	13,511	32,341	34,794
Investments	58	50	221	176
Total cost of revenues	18,445	25,112	63,450	68,691

Gross profit	5,799	3,747	16,561	8,328

Operating expenses:
Selling, general and administrative	6,860	5,201	20,515	15,839
Amortization of intangible assets	430	430	1,290	1,298
Gain on sale of MD Office Solutions	—	—	—	(847)
Total operating expenses	7,290	5,631	21,805	16,290

Income (loss) from operations	(1,491)	(1,884)	(5,244)	(7,962)

Other income (expense):
Other income (expense), net	(575)	3	(997)	4,208
Interest expense, net	(185)	(260)	(664)	(732)
Total other income (expense)	(760)	(257)	(1,661)	3,476

Income (loss) from continuing operations before income taxes	(2,251)	(2,141)	(6,905)	(4,486)
Income tax benefit (provision)	367	—	(256)	(34)
Income (loss) from continuing operations, net of tax	(1,884)	(2,141)	(7,161)	(4,520)
Income (loss) from discontinued operations, net of tax	—	—	—	5,955
Net income (loss)	(1,884)	(2,141)	(7,161)	1,435
Deemed dividend on Series A perpetual preferred stock	(479)	(479)	(1,437)	(1,437)
Net income (loss) attributable to common shareholders	$(2,363)	$(2,620)	$(8,598)	$(2)

Net income (loss) per share—basic and diluted
Net income (loss) per share, continuing operations	$(0.12)	$(0.42)	$(0.49)	$(0.90)
Net income (loss) per share, discontinued operations	$—	$—	$—	$1.19
Net income (loss) per share—basic and diluted*	$(0.12)	$(0.42)	$(0.49)	$0.29
Deemed dividend on Series A cumulative perpetual preferred stock per share	$(0.03)	$(0.09)	$(0.10)	$(0.29)
Net income (loss) per share, attributable to common shareholders—basic and diluted*	$(0.15)	$(0.51)	$(0.59)	$—
Weighted-average shares outstanding—basic and diluted	15,434	5,101	14,503	5,019

Dividends declared per Series A perpetual preferred stock	$0.25	$0.25	$0.75	$0.50
*Earnings per share may not add due to rounding
See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2022 (unaudited)	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$8,503	$4,538
Restricted cash	846	278
Investments in equity securities	3,180	47
Lumber derivative contracts	—	666
Accounts receivable, net of allowances of $0.9 million and $0.8 million, respectively	13,754	15,811
Inventories, net	13,065	8,525
Other current assets	3,069	1,998
Total current assets	42,417	31,863
Property and equipment, net	8,499	8,918
Operating lease right-of-use assets, net	4,823	4,494
Intangible assets, net	13,782	15,072
Goodwill	6,046	6,046
Other assets	1,408	1,659
Total assets	$76,975	$68,052

Liabilities, Mezzanine Equity and Stockholders’ Equity:
Current liabilities:
Accounts payable	$6,094	$4,277
Accrued liabilities	4,307	2,445
Accrued compensation	3,395	3,051
Accrued warranty	247	569
Lumber derivative contracts	635	—
Billings in excess of costs and estimated profit	—	312
Deferred revenue	3,801	2,457
Short-term debt	11,852	12,869
Operating lease liabilities	1,443	1,253
Finance lease liabilities	460	588
Total current liabilities	32,234	27,821
Deferred tax liabilities	298	72
Operating lease liabilities, net of current portion	3,463	3,299
Finance lease liabilities, net of current portion	459	706
Other liabilities	312	412
Total liabilities	36,766	32,310

Commitments and contingencies (Note 9)

Preferred stock, $0.0001 par value: 10,000,000 shares authorized: Series A Preferred Stock, 8,000,000 shares authorized, liquidation preference ($10.00 per share), 1,915,637 shares issued and outstanding at December 31, 2021. (Liquidation preference: $18,988,390 as of December 31, 2021.)	—	18,988

Stockholders’ Equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized: Series A Preferred Stock, 8,000,000 shares authorized, liquidation preference ($10.00 per share), 1,915,637 shares issued and outstanding at September 30, 2022. (Liquidation preference: $18,988,390 as of September 30, 2022.)	18,988	—
Preferred stock, $0.0001 par value: 25,000 shares authorized; Series C Preferred stock, no shares issued or outstanding	—	—

Common stock, $0.0001 par value: 30,000,000 shares authorized; 15,138,732 and 5,805,916 shares issued and outstanding (net of treasury shares) at September 30, 2022 and December 31, 2021, respectively	1	—
Treasury stock, at cost; 258,849 shares at September 30, 2022 and December 31, 2021, respectively	(5,728)	(5,728)
Additional paid-in capital	162,078	150,451
Accumulated deficit	(135,130)	(127,969)
Total stockholders’ equity	40,209	16,754
Total liabilities, mezzanine equity and stockholders’ equity	$76,975	$68,052
See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net (loss) income	$(7,161)	$1,435
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation of property and equipment	1,369	1,333
Amortization of intangible assets	1,290	1,298
Non-cash lease expense	885	1,123
Provision for bad debt, net	435	(30)
Stock-based compensation	322	391
Gain on disposal of discontinued operations	—	(5,159)
Amortization of loan issuance costs	104	141
Write-off of borrowing costs	—	130
Gain on disposal of MD Office Solutions	—	(847)
(Gain) loss on sale of assets	156	29
Gain on Paycheck Protection Program loan forgiveness	—	(4,179)
Deferred income taxes	226	34
Unrealized loss (gain) of equity securities and lumber derivatives	2,132	381
Changes in operating assets and liabilities:
Accounts receivable	1,622	(3,131)
Inventories	(4,539)	(193)
Other assets	(848)	(1,032)
Accounts payable	1,817	(709)
Accrued compensation	345	582
Deferred revenue and billings in excess of costs and estimated profit	1,035	1,383
Operating lease liabilities	(865)	(1,100)
Other liabilities	1,441	(56)
Net cash provided (used) by operating activities	(234)	(8,176)

Investing activities
Purchases of property and equipment	(1,232)	(675)
Proceeds from sale of discontinued operations	—	18,750
Proceeds from sale of property and equipment	217	76
Purchases of equity securities	(3,994)	(399)
Proceeds from sales of equity securities	27	42
Net cash provided (used) by investing activities	(4,982)	17,794

Financing activities
Proceeds from borrowings	80,061	91,309
Repayment of debt	(81,152)	(97,594)
Proceeds from the sale of common stock, warrants, and exercise of over allotment options	13,198	—
Fees paid on issuance of common stock	(450)	—
Proceeds from exercise of warrants	—	567
Fees paid on issuance of rights agreement	—	(28)
Taxes paid related to net share settlement of equity awards	(5)	(18)
Repayment of obligations under finance leases	(466)	(595)
Preferred stock dividends paid	(1,437)	(958)
Net cash provided (used) by financing activities	9,749	(7,317)
Net increase in cash, cash equivalents, and restricted cash including cash classified within current assets held for sale	4,533	2,301

Less: net increase in cash classified within current assets held for sale	—	(46)
Net increase in cash, cash equivalents, and restricted cash	4,533	2,347
Cash, cash equivalents, and restricted cash at beginning of period	4,816	3,393
Cash, cash equivalents, and restricted cash at end of period	$9,349	$5,740

Reconciliation of cash, cash equivalents, and restricted cash at end of year
Cash and cash equivalents	$8,503	$5,572
Restricted cash	846	168
Cash, cash equivalents, and restricted cash at end of period	$9,349	$5,740

Non-Cash Investing Activities
MD Office Solutions Promissory Note Receivable	$—	$1,385
Non-Cash Financing Activities
Gain on Paycheck Protection Program Loan Forgiveness	$—	$4,179
Noncash property, plant, and equipment obtained in exchange for finance lease liabilities	$90	$—
Noncash right-of-use assets obtained in exchange for operating lease liabilities	$1,436	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Perpetual Redeemable Preferred Stock		Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,916	$18,988	—	$—	5,805	$—	$(5,728)	$150,451	$(127,969)	$16,754
Stock-based compensation	—	—	—	—	—	—	—	144	—	144
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	—	—	49	—	—	(3)	—	(3)
Accrued dividends on redeemable preferred stock	—	479	—	—	—	—	—	(479)	—	(479)
Preferred stock dividends paid	—	(479)	—	—	—	—	—	—	—	—
Equity issuance costs	—	—	—	—	—	—	—	(450)	—	(450)
Proceeds from the sale of common stock, warrants, and exercise of over allotment options	—	—	—	—	9,175	1	—	13,197	—	13,198
Net loss	—	—	—	—	—	—	—	—	(3,701)	(3,701)
Balance at March 31, 2022	1,916	18,988	—	—	15,029	1	(5,728)	162,860	(131,670)	25,463
Stock-based compensation	—	—	—	—	—	—	—	72	—	72
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	—	—	53	—	—	—	—	—
Accrued dividends on redeemable preferred stock	—	—	—	479	—	—	—	(479)	—	—
Preferred stock dividends paid	—	—	—	(479)	—	—	—	—	—	(479)
Reclassification of preferred stock to permanent equity (See Note 1)	(1,916)	(18,988)	1,916	18,988	—	—	—	—	—	18,988
Net loss	—	—	—	—	—	—	—		(1,576)	(1,576)
Balance at June 30, 2022	—	—	1,916	18,988	15,082	1	(5,728)	162,453	(133,246)	42,468
Stock-based compensation	—	—	—	—	—	—	—	106	—	106
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	—	—	57	—	—	(2)	—	(2)
Dividends on preferred stock	—	—	—	—	—	—	—	(479)	—	(479)
Net loss	—	—	—	—	—	—	—	—	(1,884)	(1,884)
Balance at September 30, 2022	—	$—	1,916	$18,988	15,139	$1	$(5,728)	$162,078	$(135,130)	$40,209

	Perpetual Redeemable Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,916	$21,500	4,798	$—	$(5,728)	$149,143	$(124,986)	$18,429
Stock-based compensation	—	—	—	—	—	131	—	131
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	3	—	—	(5)	—	(5)
Accrued dividend on redeemable preferred stock	—	479	—	—	—	(479)	—	(479)
Proceeds from the exercise of warrants	—	—	220	—	—	493	—	493
Net income	—	—	—	—	—	—	5,432	5,432
Balance at March 31, 2021	1,916	21,979	5,021	—	(5,728)	149,283	(119,554)	24,001
Stock-based compensation	—	—	—	—	—	134	—	134
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	20	—	—	(13)	—	(13)
Accrued dividends on perpetual preferred stock	—	479	—	—	—	(479)	—	(479)
Preferred stock dividends paid	—	(479)	—	—	—	—	—	—
Fees paid on issuance of rights agreement	—	—	—	—	—	(28)	—	(28)
Proceeds from exercise of warrants	—	—	33	—	—	74	—	74
Net loss	—	—	—	—	—	—	(1,856)	(1,856)
Balance at June 30, 2021	1,916	21,979	5,074	—	(5,728)	148,971	(121,410)	21,833
Stock-based compensation	—	—	—	—	—	126	—	126
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	46	—	—	—	—	—
Accrued dividends on perpetual preferred stock	—	479	—	—	—	(479)	—	(479)
Preferred stock dividends paid	—	(479)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(2,141)	(2,141)
Balance at September 30, 2021	1,916	$21,979	5,120	$—	$(5,728)	$148,618	$(123,551)	$19,339
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
The Company
Star Equity Holdings, Inc. (“Star Equity,” the “Company,” “we,” or “our”) is a multi-industry diversified holding company with three divisions: Healthcare, Construction, and Investments. Our common stock and preferred stock are listed on the NASDAQ Global Market exchange as “STRR” and “STRRP”, respectively.
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

Going Concern
The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. We incurred losses from continuing operations, net of income taxes, of approximately $1.9 million and $7.2 million for the three and nine months ended September 30, 2022, respectively, and $2.1 million and $4.5 million for the three and nine months ended September 30, 2021, respectively. We have an accumulated deficit of $135.1 million and $128.0 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, cash and cash equivalents increased to $8.5 million from $4.5 million as of December 31, 2021, primarily as a result of an underwritten public offering (the “2022 Public Offering”) which closed on January 24, 2022. Refer to Note 14. Equity Transactions for details.
At September 30, 2022, we had approximately $11.9 million in debt outstanding. All of our debt is categorized as short-term on our condensed Consolidated Balance Sheets. For more detail, see Note 8. Debt. The Company’s loan pursuant to the Webster Loan Agreement (as defined below) (the “Webster Loan”) with Webster Bank, N.A., a national banking association as lender (“Webster”), as successor in interest to Sterling National Bank, with a loan balance of approximately $7.5 million, supports our Healthcare business. While the Webster Loan matures in 2024, GAAP rules require that the outstanding balance be classified as short-term debt. This is due to both the automatic sweep feature embedded in the traditional lockbox arrangement and the subjective acceleration clause in the Webster Loan Agreement.
As of September 30, 2022, we were not in compliance with covenants in the Webster Loan Agreement related to our Healthcare division and we have not yet obtained a waiver from Webster for these financial covenant breaches. Upon the occurrence and during the continuation of an event of default under the Webster Loan Agreement, Webster may, among other things, declare the loans and all other obligations under the Webster Loan Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Webster Loan Agreement bear interest. While we do not believe we will be required to pay down the current balance, our current cash is sufficient to repay the Webster Loan in full.
Management has historically concluded that this forecasted violation raises substantial doubt about our ability to continue as a going concern within twelve months. In consideration of the cash flow results for the nine months ended September 30, 2022, our current balance of cash and cash equivalents of $8.5 million and our projected use of cash for the next twelve months, management believes that the Company's existing cash and current free cash flow generation expectations will allow the Company to continue its operations for at least the next 12 months from the date these unaudited condensed consolidated financial statements are issued, even in the event that we are requested to pay some or all of the outstanding Webster Loan balance. Therefore, the conditions that led us to conclude substantial doubt in prior periods have been alleviated. As a result of recurring losses, the continued viability of the Company beyond November 2023 may be dependent on its ability to continue to raise additional capital to finance its operations.
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
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 and Topic 842.
Pursuant to ASC 606, Revenue from Contracts with Customers, we recognize revenue when a customer obtains control of promised goods or services. We record the amount of revenue that reflects the consideration that we expect to receive in exchange for those goods or services. We apply the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.
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
Healthcare Services Revenue Recognition. We generate service revenue primarily from providing diagnostic services to our customers. Service revenue within our Healthcare reportable segment is derived from providing our customers with contract diagnostic services, which includes use of our imaging systems, qualified personnel, radiopharmaceuticals, licensing, logistics and related items required to perform testing in their own offices. We bill customers either on a per-scan or fixed-payment methodology, depending upon the contract that is negotiated with the customer. Within our Healthcare segment, we also rent cameras to healthcare customers for use in their operations. Rental revenues are structured as either a weekly or monthly payment arrangement, and are recognized in the month that rental assets are provided. Revenue related to provision of our services is recognized at the time services are performed.
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

Construction Revenue Recognition. Our Construction division is made up of three operating businesses: KBS Builders, Inc. (“KBS”), EdgeBuilder, Inc. (“EdgeBuilder”), and Glenbrook Building Supply, Inc. (“Glenbrook”)—with the latter two managed together and referred to jointly as “EBGL”. KBS, EdgeBuilder and Glenbrook are wholly-owned subsidiaries of Star Equity and are referred to collectively herein, and together with ATRM Holdings, Inc. (“ATRM”), as the “Construction Subsidiaries.” Within the Construction division, we service residential and commercial construction projects by manufacturing modular housing units and other products and supplying general contractors with building materials. KBS manufactures modular buildings for both single-family residential homes and larger, commercial building projects. EdgeBuilder manufactures structural wall panels, permanent wood foundation systems and other engineered wood products, and Glenbrook is a retail supplier of lumber and other building supplies. Retail sales at Glenbrook are recognized at the point of sale. For bill and hold sales, we determine when the customer obtains control of the product on a case-by-case basis to determine the amount of revenue to recognize each period. Revenue is generally recognized at point in time upon delivery of product or over time by measuring progress towards completion.
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

Lessor Accounting
The majority of the lease income of the Healthcare division comes from camera rentals. We determine lease classification at the commencement date. Leases not classified as sales-type or direct financing leases are classified as operating leases. The primary accounting criteria we use for lease classification are (a) review to determine if the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (b) review to determine if the lease grants the lessee a purchase option that the lessee is reasonably certain to exercise, (c) determine, using a seventy-five percent or more threshold, if the lease term is for a major part of the remaining economic life of the underlying asset (however, we do not use this classification criterion when the lease commencement date falls within the last 25 percent of the total economic life of the underlying asset) and (d) determine, using a 90 percent or more threshold, if the present value of the sum of the lease payments and any residual value guarantees equal or exceeds substantially all of the fair value of the underlying asset. We do not lease equipment of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Each of our leases is classified as an operating lease.
We elected the operating lease practical expedient for our leases and do not separate non-lease components of regular maintenance services from associated lease components. This practical expedient is available when both of the following are met: (i) the timing and pattern of transfer of the non-lease components and associated lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease.
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

Reclassification of Prior Year Presentation
Paycheck Protection Program Loan forgiveness reclassification has been made to the prior period financial statements to conform to the current year financial statement presentation of the condensed Consolidated Statements of Operations. This change did not impact previously reported net loss, loss per share, stockholders’ equity, total assets or the condensed Consolidated Statements of Cash Flows.
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
New Accounting Standards To Be Adopted
No new accounting standards were issued in the quarter ended September 30, 2022 that are expected to have a material impact on our financial statements.
Recently Adopted Accounting Standards
No accounting standards were adopted in the quarter ended September 30, 2022 that are expected to have a material impact on our financial statements.
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
The following table presents financial results of DMS Health for the three and nine months ended September 30, 2021. There have been no activities for the nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Total revenues	$—	$9,490
Total cost of revenues	—	6,973
Gross profit	—	2,517

Operating expenses:
Selling, general and administrative	—	1,469
Total operating expenses	—	1,469

Income from discontinued operations	—	1,048
Interest expense, net	—	(180)
Gain on sale of discontinued operations	—	5,159
Income from discontinuing operations before income taxes	—	6,027
Income tax expense	—	(72)
Income from discontinuing operations	$—	$5,955

The following table presents the significant non-cash operating, investing and financing activities from discontinued operations for the nine months ended September 30, 2021 (in thousands):

Nine Months Ended September 30,
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

In April 2021, DMS Health contracted Digirad Imaging Solutions for a term of three years to purchase radiopharmaceuticals doses, resulting in $1.1 million of revenues for the nine months ended September 30, 2022.

Note 3. Revenue
Disaggregation of Revenue
The following tables present our revenues for the three and nine months ended September 30, 2022 and 2021, disaggregated by major source (in thousands):

	Three Months Ended September 30, 2022
	Healthcare	Construction	Total
Major Goods/Service Lines
Mobile Imaging	$9,867	$—	$9,867
Camera	1,302	—	1,302
Camera Support	1,853	—	1,853
Healthcare Revenue from Contracts with Customers	13,022	—	13,022
Lease Income	115	—	115
Construction	—	11,107	11,107
Total Revenues	$13,137	$11,107	$24,244

Timing of Revenue Recognition
Services and goods transferred over time	$10,072	$3,816	$13,888
Services and goods transferred at a point in time	3,065	7,291	10,356
Total Revenues	$13,137	$11,107	$24,244

	Three Months Ended September 30, 2021
	Healthcare	Construction	Total
Major Goods/Service Lines
Mobile Imaging	$11,036	$—	$11,036
Camera	2,057	—	2,057
Camera Support	1,652	—	1,652
Healthcare Revenue from Contracts with Customers	14,745	—	14,745
Lease Income	62	—	62
Construction	—	14,052	14,052
Total Revenues	$14,807	$14,052	$28,859

Timing of Revenue Recognition
Services and goods transferred over time	$11,384	$232	$11,616
Services and goods transferred at a point in time	3,423	13,820	17,243
Total Revenues	$14,807	$14,052	$28,859

	Nine Months Ended September 30, 2022
	Healthcare	Construction	Total
Major Goods/Service Lines
Mobile Imaging	$31,096	$—	$31,096
Camera	3,895	—	3,895
Camera Support	5,199	—	5,199
Healthcare Revenue from Contracts with Customers	40,190	—	40,190
Lease Income	277	—	277
Construction	—	39,544	39,544
Total Revenues	$40,467	$39,544	$80,011

Timing of Revenue Recognition
Services and goods transferred over time	$31,727	$11,569	$43,296
Services and goods transferred at a point in time	8,740	27,975	36,715
Total Revenues	$40,467	$39,544	$80,011

	Nine Months Ended September 30, 2021
	Healthcare	Construction	Total
Major Goods/Service Lines
Mobile Imaging	$32,903	$—	$32,903
Camera	4,943	—	4,943
Camera Support	4,961	—	4,961
Healthcare Revenue from Contracts with Customers	42,807	—	42,807
Lease Income	177	41	218
Construction	—	33,994	33,994
Total Revenues	$42,984	$34,035	$77,019

Timing of Revenue Recognition
Services and goods transferred over time	$34,529	$3,180	$37,709
Services and goods transferred at a point in time	8,455	30,855	39,310
Total Revenues	$42,984	$34,035	$77,019
We have corrected an immaterial disclosure error in the previously disclosed disaggregated revenue balances relating to the timing of revenue for the nine months ended September 30, 2021. For the nine months ended September 30, 2021, the amount of $0.4 million was revised from over time to point in time related to revenue recognition in the table above. Healthcare for goods transferred over time decreased by $0.4 million, with a corresponding increase to revenue recognized for goods and services transferred at a point in time. The adjustments did not impact the total amount of revenue or the period in which it was recognized, therefore, they had no effect on the condensed Consolidated Balance Sheets, Statements of Operations and Cash Flows for the periods presented.
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
Construction
Within the Construction segment, we service residential and commercial construction projects by manufacturing modular housing units and other products and supplying general contractors with building materials. KBS manufactures modular buildings for both single-family residential homes and larger, commercial building projects. EdgeBuilder manufactures structural wall panels, permanent wood foundation systems and other engineered wood products, and Glenbrook is a retail supplier of lumber and other building supplies. Revenues are evaluated on a contract by contract basis. In general, construction revenues are recognized upon transfer of control to the customer at a point-in-time, which is generally upon delivery and acceptance. However, construction revenues are recognized over time for arrangements with customers for which: (i) performance does not create an asset with an alternative use, and (ii) we have an enforceable right to payment for performance completed to date.
Deferred Revenue
Changes in the deferred revenue for nine months ended September 30, 2022, is as follows (in thousands):

Balance at December 31, 2021	$2,869
Revenue recognized that was included in balance at beginning of the year	(1,965)
Deferred revenue, net, related to contracts entered into during the year	3,209
Balance at September 30, 2022	$4,113
As of September 30, 2022 and December 31, 2021, non-current deferred revenue was $312 thousand and $412 thousand, respectively, in other liabilities within our condensed Consolidated Balance Sheets, which is expected to be recognized over a period of 2-4 years.
Billings in Excess of Costs and Estimated Profit
Changes in the billings in excess of costs and estimated profit for nine months ended September 30, 2022 is as follows (in thousands):

Balance at December 31, 2021	$312
Revenue recognized that was included in balance at beginning of the year	(312)
Billings in excess of costs, related to contracts entered into during the year	—
Balance at September 30, 2022	$—

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
The following table sets forth the reconciliation of shares used to compute basic and diluted net (loss) or income per share for the periods indicated (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Numerator:
Income (loss) from continuing operations, net of tax	$(1,884)	$(2,141)	$(7,161)	$(4,520)
Income (loss) from discontinued operations, net of tax	—	—	—	5,955
Net income (loss)	(1,884)	(2,141)	(7,161)	1,435
Deemed dividend on Series A perpetual preferred stock	(479)	(479)	(1,437)	(1,437)
Net income (loss) attributable to common shareholders	$(2,363)	$(2,620)	$(8,598)	$(2)

Denominator:
Weighted average common shares outstanding	15,109	5,101	14,208	5,019
Weighted average prefunded warrants outstanding	325	—	295	—
Weighted average shares outstanding - basic and diluted	15,434	5,101	14,503	5,019
Net income (loss) per share—basic and diluted
Net income (loss) per share, continuing operations	$(0.12)	$(0.42)	$(0.49)	$(0.90)
Net income (loss) per share, discontinued operations	$—	$—	$—	$1.19
Net income (loss) per share—basic and diluted*	$(0.12)	$(0.42)	$(0.49)	$0.29
Deemed dividend on Series A cumulative perpetual preferred stock per share	$(0.03)	$(0.09)	$(0.10)	$(0.29)
Net income (loss) per share, attributable to common shareholders—basic and diluted*	$(0.15)	$(0.51)	$(0.59)	$—
*Earnings per share may not add due to rounding
Antidilutive common stock equivalents are excluded from the computation of diluted loss per share. The computation of diluted earnings per share excludes stock options, RSUs, and stock warrants that are anti-dilutive. The following common stock equivalents were anti-dilutive (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Stock options	3	11	5	19
Restricted stock units	109	67	128	73
Stock warrants	11,865	730	10,843	783
Total	11,977	808	10,976	875

Note 5. Supplementary Balance Sheet Information
Inventories
The components of inventories are as follows (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$8,122	$5,870
Work-in-process	3,078	2,145
Finished goods	2,184	830
Total inventories	13,384	8,845
Less reserve for excess and obsolete inventories	(319)	(320)
Total inventories, net	$13,065	$8,525
Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Land	$805	$805
Buildings and leasehold improvements	4,843	4,823
Machinery and equipment	25,088	24,881
Computer hardware and software	2,451	2,387
Gross property and equipment	33,187	32,896
Accumulated depreciation	(24,688)	(23,978)
Total property and equipment, net	$8,499	$8,918

As of September 30, 2022, the non-operating land and buildings, held for investments, had a carry value of $1.9 million and was included within property and equipment on the condensed Consolidated Balance Sheet.
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
The activities related to our warranty reserve for the period ended September 30, 2022 and year ended December 31, 2021 are as follows (in thousands):

	September 30, 2022	December 31, 2021
Balance at the beginning of year	$569	$214
Charges to cost of revenues	49	963
Applied to liability	(371)	(608)
Balance at the end of period	$247	$569

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
The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$408	$363	$1,205	$1,056

Finance lease cost:
Amortization of finance lease assets	$132	$117	$356	$393
Interest on finance lease liabilities	13	19	44	63
Total finance lease cost	$145	$136	$400	$456
Supplemental cash flow information related to leases from continuing operations was as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$885	$867
Operating cash flows from finance leases	$44	$63
Financing cash flows from finance leases	$466	$494

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,436	$1,532
Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2022	December 31, 2021
Weighted average remaining lease term (in years)
Operating leases	3.8	3.9
Finance leases	2.3	2.6

Weighted average discount rate
Operating leases	4.63%	4.23%
Finance leases	5.98%	5.05%

We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of September 30, 2022 were as follows (in thousands):

	Operating Leases	Finance Leases
2022 (excludes the nine months ended September 30, 2022)	$408	$147
2023	1,587	428
2024	1,427	274
2025	905	106
2026	590	16
2027 and thereafter	361	1
Total future minimum lease payments	5,278	972
Less amounts representing interest	372	53
Present value of lease obligations	$4,906	$919

Lessor

We generate lease income in the Healthcare segment from equipment rentals to customers. Rental contracts are structured as either a weekly or monthly payment arrangement and are accounted for as operating leases. Revenues are recognized on a straight-line basis over the term of the rental. During the nine months ended September 30, 2022 and 2021, our lease contracts were mainly month-to-month contracts.

Note 7. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Financial Accounting Standards Board’s authoritative guidance for fair value measurements establishes a three-level hierarchy based upon the inputs to the valuation model of an asset or liability. Level 1 inputs are quoted prices in active markets for identical assets; Level 2 inputs are inputs other than quoted prices that are significant and observable; and Level 3 inputs are significant unobservable inputs to be used in situations where markets do not exist or illiquid. The following table presents information about our financial assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Equity securities	$3,180	$—	$—	$3,180
Lumber derivative contracts	(635)	—	—	(635)
VIE Investments	—	—	337	337
Total	$2,545	$—	$337	$2,882

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Equity securities	$47	$—	$—	$47
Lumber derivative contracts	666	—	—	666
VIE Investments	—	—	337	337
Total	$713	$—	$337	$1,050

The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on September 30, 2022 and December 31, 2021, respectively, and recorded in Investments in the Consolidated Balance Sheets. During the nine months ended September 30, 2022 and 2021, we recorded an unrealized loss of $834 thousand and unrealized gain of $30 thousand, respectively, recorded in other (expense) income, net in the condensed Consolidated Statements of Operations.
We may enter into lumber derivative contracts in order to protect our gross profit margins from fluctuations caused by volatility in lumber price, recorded within current assets or liabilities in the condensed Consolidated Balance Sheets. For the nine months ended September 30, 2022 and 2021, we recorded a net loss of $1.8 million and $0.4 million, respectively, in the cost of goods sold in the condensed Consolidated Statements of Operations. As of September 30, 2022, we had a net long (buying) position of 2,310,000 board feet under 21 lumber derivatives contracts. As of December 31, 2021, we had a net long (buying) position of 2,420,000 board feet under 22 lumber derivatives contracts.
Gains and losses from lumber derivative contracts are recorded in cost of goods sold of the condensed Consolidated Statements of Operations and included the following for the nine months ended September 30:

	September 30, 2022	September 30, 2021
	Amount	Amount
Unrealized loss on lumber derivatives	$1,298	$322
Realized loss on lumber derivatives	549	76
Total loss on lumber derivatives	$1,847	$398
The fair value of VIE investments of $0.3 million recorded in Other Assets in the Consolidated Balance Sheets is based on unobservable inputs evaluated on September 30, 2022 and December 31, 2021, respectively. During the nine months ended September 30, 2022 and 2021, there were no realized or unrealized gains, losses, or impairments recorded in the condensed Consolidated Statements of Operations. See Note 16. Variable Interest Entity for further details.
Note 8. Debt
A summary of debt as of September 30, 2022 and December 31, 2021 is as follows (dollars in thousands):

	September 30, 2022		December 31, 2021
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - eCapital KBS	$909	9.00%	$3,131	6.00%
Revolving Credit Facility - eCapital EBGL	2,595	9.00%	1,652	6.00%
Revolving Credit Facility - Webster	7,484	5.64%	7,016	2.60%
Total Short-term Revolving Credit Facilities	$10,988	6.71%	$11,799	3.98%
eCapital - Star Loan Principal, net	$864	9.25%	$1,070	6.25%
Short Term Loan	$864	9.25%	$1,070	6.25%
Total Short-term debt	$11,852	6.90%	$12,869	4.17%
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
The Webster Loan Agreement is a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for revolving loans (the “Webster Credit Facility”). Under the Webster Credit Facility, the Webster Borrowers can request the issuance of letters of credit in an aggregate amount not to exceed $0.5 million at any one time outstanding. The borrowings under the Webster Loan Agreement were classified as short-term obligations under GAAP as the agreement contained a subjective acceleration clause and required a lockbox arrangement whereby all receipts within the lockbox are swept daily to reduce borrowings outstanding. As of September 30, 2022, the Company had $0.1 million of letters of credit outstanding and had additional borrowing capacity of $0.6 million under the Webster Credit Facility.
At the Webster Borrowers’ option, the Webster Credit Facility will bear interest at either (i) a Floating LIBOR Rate, as defined in the Webster Loan Agreement, plus a margin of 2.50% per annum; or (ii) a Fixed LIBOR Rate, as defined in the Webster Loan Agreement, plus a margin of 2.25% per annum. Our floating rate on this facility at September 30, 2022 was 5.64%. The Webster Loan Agreement also provides for unused line fees and restricts the usage of borrowings under the line solely to support the Healthcare businesses, subject to certain limitations.
The Webster Credit Facility is secured by the assets of the Digirad Health businesses.
Financial covenants require that the Webster Borrowers maintain (a) a Fixed Charge Coverage Ratio as of the last day of a fiscal quarter of not less than 1.25 to 1.0 and (b) a Leverage Ratio as of the last day of such fiscal quarter of no greater than 3.50 to 1.0. As of September 30, 2022, the Company was not in compliance with the covenants under the Webster Loan Agreement and had not yet obtained a waiver from Webster for these financial covenant breaches.
eCapital Credit Facilities
EBGL
EdgeBuilder and Glenbrook (the “EBGL Borrowers”) are a party to a revolving credit facility with eCapital Asset Based Lending Corp., formerly known as Gerber Finance Inc. (“eCapital”) (the “EBGL Loan Agreement”). The facility, as amended, provides for borrowings up to $4.0 million, subject to certain borrowing base limitations. As of September 30, 2022, EBGL was fully drawn in terms of available borrowing capacity available under the facility. Amounts outstanding bear interest, payable monthly, at the prime rate plus 2.75% and payments of outstanding principal are due in full upon maturity. The facility is subject to annual renewal and is currently set to mature on the earlier of January 31, 2023 or upon repayment of the Star Loan (see below). The facility is secured by substantially all of the assets of EBGL and borrowings under the line are restricted for use to finance the operations of EBGL.
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
EBGL was not in compliance with the bi-annual financial covenants under the EBGL Loan Agreement measured as of June 30, 2022. However, we obtained a waiver from eCapital for the bi-annual financial covenant breach. There can be no assurance that we will be able to obtain such waivers in the event of future financial covenant violations.
KBS
KBS is a party to a revolving credit facility with eCapital (“KBS Loan Agreement”). The facility, as amended, provides for borrowings up to $4.0 million, subject to certain borrowing base limitations. As of September 30, 2022, KBS had additional borrowing capacity of $0.2 million under the facility. Amounts outstanding bear interest, payable monthly, at the prime rate plus 2.75% and payments of outstanding principal are due in full upon maturity. The facility is subject to annual renewal and is currently set to mature on February 22, 2023. The facility is secured by the assets of KBS and borrowings under the line are restricted for use to finance the operations of KBS. As of June 30, 2022, KBS was in compliance with the bi-annual financial covenants under the KBS Loan Agreement.

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
The following table presents the Star Loan balance, net of unamortized debt issuance costs as of September 30, 2022 (in thousands):

	September 30, 2022	December 31, 2021
	Amount	Amount
eCapital - Star Loan Principal	$964	$1,246
Unamortized debt issuance costs	(100)	(176)
eCapital - Star Loan Principal, net	$864	$1,070
The Star Loan, as amended, requires monthly payments of principal of $33 thousand plus interest at the prime rate plus 3% per annum through the earlier of maturity in January 2025 or the termination, maturity or repayment of the EBGL credit facility.
The Star Loan is secured by the assets of SRE, 947 Waterford Road, LLC, 300 Park Street, LLC and 56 Mechanic Falls Road, LLC and guaranteed by the Company. The Star loan is subject to certain annual financial covenants. The financial covenants under the Star Loan Agreement include maintenance of a Debt Service Coverage Ratio of not less than 1:00 to 1:00, as defined in the Star Loan Agreement. The occurrence of any event of default under the Star Loan Agreement may result in the obligations of the Star Borrowers becoming immediately due and payable. As of December 31, 2021, no event of default was deemed to have occurred and the Star Borrowers were in compliance with the annual financial covenants under the Star Loan Agreement measured as of December 31, 2021.
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
In Livingston v. Digirad Corporation, et. al., the District Court, N.D. Ala. entered a dismissal on September 19, 2022. In contemplation of a dismissal, the Company agreed to settle for less than the anticipated cost of ongoing litigation with no admission of liability. The original complaint, filed in December 2018, alleged violations of the False Claims Act and Stark Law beginning in 2016. The amount of the claim was not known until the third quarter of 2022. The potential settlement amount of $200 thousand, plus a portion of attorney’s fees, is reflected as a component of accrued liabilities in the condensed Consolidated Balance Sheet as of September 30, 2022.
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
For the three months ended September 30, 2022, we recorded an income tax benefit of $367 thousand within continuing operations and zero income tax expense within discontinued operations. For the three months ended September 30, 2021, we recorded zero income tax expense within continuing operations and discontinued operations.
For the nine months ended September 30, 2022, we recorded an income tax expense of $256 thousand within continuing operations and zero income tax expense within discontinued operations. For the nine months ended September 30, 2021, we recorded an income tax expense of $34 thousand within continuing operations and an income tax expense of $72 thousand within discontinued operations. The tax expense for the nine months ended September 30, 2022 primarily relates to an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) that occurred in January 2022 which required us to establish an additional valuation allowance on net operating losses that the Company cannot utilize in the future.
As of September 30, 2022, we had unrecognized tax benefits of approximately $2.4 million related to uncertain tax positions. Included in the unrecognized tax benefits were $2.0 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.
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

Note 11. Segments
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Prior to 2022, we organized our reportable segments into four reportable segments: Diagnostic Imaging, Diagnostic Services, Construction and Investments. Effective the first quarter of 2022, we realigned our internal reporting structure into three reportable segments by combining Diagnostic Imaging and Diagnostic Services into one Healthcare segment to reflect the manner in which our CODM assesses performance and allocates resources:
1. Healthcare
2. Construction
3. Investments
Segment information has been recast to conform to our current allocation methodology. It is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (1)	2022	2021 (1)
Revenue by segment:
Healthcare	$13,137	$14,807	$40,467	$42,984
Construction	11,107	14,052	39,544	34,035
Investments	159	475	475	475
Intersegment elimination	(159)	(475)	(475)	(475)
Consolidated revenue	$24,244	$28,859	$80,011	$77,019

Gross profit (loss) by segment:
Healthcare	$2,725	$3,256	$9,579	$9,263
Construction	3,132	541	7,203	(759)
Investments	100	425	253	299
Intersegment elimination	(158)	(475)	(474)	(475)
Consolidated gross profit	$5,799	$3,747	$16,561	$8,328

Income (loss) from operations by segment:
Healthcare	$(1,036)	$955	$(953)	$2,627
Construction	1,149	(956)	680	(6,341)
Investments	97	123	236	278
Star equity corporate and intersegment elimination	(1,701)	(2,006)	(5,207)	$(4,526)
Segment loss from operations	$(1,491)	$(1,884)	$(5,244)	$(7,962)

Depreciation and amortization by segment:
Healthcare	$330	$321	$967	$998
Construction	489	489	1,471	1,450
Investments	58	50	221	176
Total depreciation and amortization	$877	$860	$2,659	$2,624
(1) Segment information has been recast for all periods presented to reflect Healthcare as one segment. Intersegment eliminations previously allocated to Investments have been reclassified to a separate line.

Note 12. Related Party Transactions
Star Equity Holdings, Inc.
On December 10, 2021, the Company entered into a securities purchase agreement with its Executive Chairman, Jeffrey E. Eberwein, relating to the issuance and sale of 650,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a purchase price of $3.25 per share pursuant to a private placement. As of September 30, 2022, Mr. Eberwein owned 2,559,737 shares of Common Stock, representing approximately 16.91% of our outstanding Common Stock. In addition, as of September 30, 2022, Mr. Eberwein owned 1,243,422 shares of Series A Preferred Stock.
ATRM Notes Payable
ATRM had a total of $2.3 million of outstanding related party promissory notes payable to Lone Star Value Co-Invest I, LP and Lone Star Value Management as of December 31, 2020. These amounts were repaid in full during April 2021. Mr. Eberwein was the general partner of these entities.
Note 13. Perpetual Preferred Stock
Holders of shares of our Series A Preferred Stock are entitled to receive, when, as and if, authorized by the Company’s board of directors (or a duly authorized committee of the Company’s board of directors) and declared by the Company out of funds legally available for the payment of dividends, preferential cumulative cash dividends at the rate of 10.0% per annum of the liquidation preference of $10.00 per share. Dividends are payable quarterly, in arrears, by the last calendar day of March, June, September and December to holders of record at the close of business on the first day of each payment month. The Series A Preferred Stock is not convertible and does not have any voting rights, except when dividends are in arrears for six or more consecutive quarters, then the holders of those shares together with holders of all other series of preferred stock equal in rank will be entitled to vote separately as a class for the election of two additional directors to board of directors, until all dividends accumulated on such shares of Series A Preferred Stock for the past dividend periods and the dividend for the current dividend period shall have been fully paid or declared and a sum sufficient for the payment thereof set apart for payment. Under change of control or other conditions, the Series A Preferred Stock may be subject to redemption. The Company may redeem the Series A Preferred Stock upon the occurrence of a change of control, subject to certain conditions. The Company may also voluntarily redeem some or all of the Series A Preferred Stock on or after September 10, 2024.
On February 25, 2022, May 19, 2022 and August 19, 2022, our board of directors declared cash dividends to holders of our Series A Preferred Stock of $0.25 per share, for an aggregate amount of approximately $1.4 million. The record dates for these dividends were March 1, 2022, June 1, 2022 and September 1, 2022, respectively, and the payment dates were March 10, 2022, June 10, 2022 and September 12, 2022, respectively.
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
In addition, as part of the 2022 Public Offering, the Company issued to Maxim 237,500 common stock purchase warrants (the “Underwriter’s Warrants”) to purchase up to 237,500 shares of Common Stock at an exercise price of $1.65 per common warrant. The Underwriter’s Warrants have an initial exercise date beginning July 19, 2022, and no exercises have occurred as of September 30, 2022.
As of September 30, 2022, of the warrants issued through the public offering we closed on May 28, 2020 (the “2020 Public Offering”), 1.0 million warrants were exercised and 1.4 million warrants remained outstanding, which represents 0.7 million shares of common stock equivalents, at an exercise price of $2.25. As of September 30, 2022, of the Warrants issued through the 2022 Public Offering, there were 10.9 million Warrants and 0.3 million prefunded warrants outstanding at an exercise price of $1.50 and $0.01, respectively. The Underwriter’s Warrants have not been exercised.

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
No rights were exercisable at September 30, 2022. There is no impact to financial results as a result of the adoption of the rights plan for the nine months ended September 30, 2022.

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
The potential maximum exposure of this unconsolidated VIE is generally based on the current carrying value of the investments and any future funding commitments based on the milestone agreement and board approval. We have determined that the single source of our exposure to the VIE is our capital investment in them. The carrying value and maximum exposure of the unconsolidated VIE were $0.3 million as of September 30, 2022. As of September 30, 2022, we performed a qualitative assessment on the carrying value via inquiries with the board of directors and a review of the entity’s financial statements and determined that there have not been any impairment indicators to the carrying value.

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
Overview
Star Equity Holdings, Inc. (“Star Equity”, the “Company”, “we”, “our”) is a multi-industry diversified holding company with three divisions which include operating businesses in two key industry sectors of the economy, Healthcare and Construction, and an Investments division.
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
Our Construction division is made up of three operating businesses: KBS Builders, Inc. (“KBS”), EdgeBuilder, Inc. (“EdgeBuilder”), and Glenbrook Building Supply, Inc. (“Glenbrook”), with the latter two managed together and referred to jointly as “EBGL”. KBS is based in Maine and manufactures modular buildings for installation principally in the New England market. EBGL is based in the Minneapolis-Saint Paul area and principally serves the Upper Midwest. Together, the EBGL businesses manufacture and deliver structural wall panels and other engineered wood-based products as well as distribute building materials primarily to professional builder customers.
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
The target market for our Healthcare products and services is comprised of cardiologists, internal medicine physicians, family practice physicians, hospitals, integrated delivery networks, and federal institutions in the United States that perform or could perform a diagnostic imaging procedure or have interest in purchasing diagnostic imaging products. Our Healthcare businesses currently operate in approximately 25 states. During the nine months ended September 30, 2022, we have seen a return to a more normal pre-COVID volume of imaging.
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
Trends and Drivers
The market for diagnostic services and products is highly competitive. Our business, which is focused primarily on the private practice and hospital sectors, continues to face uncertainty in the demand for diagnostic services and imaging equipment, which we believe is due in part to the impact of the Deficit Reduction Act on the reimbursement environment and the 2010 Healthcare Reform laws, COVID-19 pandemic impact, as well as general uncertainty in overall healthcare and legislative changes in healthcare, such as the Affordable Care Act. These challenges have impacted, and will likely continue to impact, our operations. We believe that the principal factors in our market include budget availability for our capital equipment, qualifications for reimbursement, pricing, ease-of-use, reliability, and mobility. We have addressed, and will continue to address, these market pressures by modifying our Healthcare business models, and by assisting our healthcare customers in complying with new regulations and requirements.
In our construction division, we continue to see a greater adoption of offsite or prefab construction in single-family and multi-family residential building projects, our target market. Our modular units and structural wall panels offer builders a number of benefits over traditional onsite or “stick built” construction, including shorter time to market, higher quality, reduced waste, readily available labor and potential cost savings. 3D BIM software modeling and developments in engineered wood products offers greater design flexibility for higher-end applications. The need for more affordable housing solutions also presents a great opportunity for the continued emergence of factory built housing.
Risks arising from global economic instability and conflicts, wars, and health crises could impact our business. In addition, the inflation caused by such events may impact demand for our products and services and our cost to provide products and services.
COVID-19 Pandemic
We continue to recover from the economic effects of the COVID-19 pandemic. During the three and nine months ended September 30, 2022, we had decreases of $1.7 million and $2.5 million, respectively, in Healthcare division revenue and a decrease of $2.9 million and an increase of $5.5 million, respectively, in Construction division revenue as compared to the same period of the prior year. The Healthcare division continued to operate at lower levels versus last year with revenue decreasing 11.3% and 5.9% for the three and nine months ended September 30, 2022, primarily due to the national shortage of Nuclear

Medicine Technologists. Our Construction division revenue decreased by 21.0% for the three months ended September 30, 2022 and increased by 16.2% for the nine months ended September 30, 2022 due to increased output at both KBS and EBGL coupled with pricing increases associated with higher raw materials costs. Nevertheless, the current COVID-19 pandemic continues to impact worldwide economic activity, and the extent to which the COVID-19 pandemic will impact our business will depend on future developments that are highly unpredictable.
Discontinued Operations
The DMS Sale Transaction (as defined in Note 2 to our condensed consolidated financial statements) was completed on March 31, 2021, for $18.75 million in cash. After certain adjustments, including a working capital adjustment, we received an immaterial net escrow settlement in January 2022.
Goodwill valuation
We review goodwill for impairment on an annual basis during the fourth quarter, and when events or changes in circumstances indicate that a reduction in the carrying value may not be recoverable. In each quarter in 2022 we assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Upon review of the results of such assessment, we may begin performing impairment analysis by quantitatively comparing the fair value of the reporting unit to the carrying value of the reporting unit, including goodwill. An impairment charge for goodwill is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value and such loss should not exceed the total goodwill allocated to the reporting unit.
There are numerous factors that may cause the fair value of a reporting unit to fall below its carrying amount and/or that may cause the value of long-lived assets to not be recoverable, which could lead to the measurement and recognition of goodwill and/or long-lived asset impairment charges. These factors include, but are not limited to, significant negative variances between actual and expected financial results, lowered expectations of future financial results, failure to realize anticipated synergies from acquisitions, adverse changes in the business climate, and the loss of key personnel. As of September 30, 2022, we performed a qualitative assessment and did not identify any triggering events that would lead to the performance of a quantitative analysis.
Business Segments
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Effective as of the first quarter of 2022, we reorganized our financial statements into three reportable segments by combining Diagnostic Imaging and Diagnostic Services into one Healthcare segment to reflect the manner in which our CODM assesses performance and allocates resources under the Company’s HoldCo strategy:
•Healthcare
•Construction
•Investments
Healthcare
For physicians who wish to perform nuclear imaging, echocardiography, vascular or general ultrasound tests, we provide imaging systems, qualified personnel, radiopharmaceuticals, licensing services, and the logistics required to perform imaging in their own offices, and thereby the ability to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for those services, which are primarily cardiac in nature. We provide imaging services primarily to cardiologists, internal medicine physicians, and family practice doctors who typically enter into annual contracts for a set number of days ranging from once per month to five times per week. We offer a convenient and economically efficient cardiac imaging services program as an alternative to purchasing equipment or outsourcing the procedure to an imaging center.

In addition, we manufacture and sell our internally developed solid-state gamma cameras and imaging systems, as well as provide field services through camera maintenance contracts. Our imaging systems include nuclear cardiac imaging systems, as well as general purpose nuclear imaging systems. We sell our imaging systems and service contracts to physician offices and hospitals primarily in the United States, although we have sold a small number of imaging systems internationally. Our imaging systems are sold in both portable and fixed configurations, provide enhanced operability and improved patient comfort, fit easily into floor spaces as small as seven feet by eight feet, and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting, or within multiple departments of a hospital (e.g., emergency and operating rooms).

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
Construction
Through this segment, we service residential and commercial construction projects through our KBS, EdgeBuilder and Glenbrook brands, through which we manufacture modular housing units, structural wall panels, permanent wood foundation systems and other engineered wood products, as well as supply general contractors with building materials.
KBS is a Maine-based manufacturer that started operations in 2001 as a manufacturer of modular homes. KBS offers products for both multi-family and single-family residential buildings with a focus on customization to suit the project requirements and provide engineering and design expertise. We market our modular homes through a direct sales organization and through inside sales, outside sales, a network of independent dealers, builders, and contractors in the New England states (Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont). KBS’s direct sales organization is responsible for all commercial building projects, and works with developers, architects, owners, and general contractors to establish the scope of work, terms of payment, and general requirements for each project. KBS’s sales people also work with independent dealers, builders, and contractors to accurately configure and place orders for residential homes for their end customers. KBS’s network of independent dealers and contractors do not work with us exclusively, although some have KBS model homes on display at their retail centers. KBS’s backlog and pipeline, along with its market initiatives to build more workforce housing, are expected to position KBS for continued growth, particularly in the multi-family arena.
EdgeBuilder is a manufacturer of structural wall panels, permanent wood foundation systems and other engineered wood products and conducts its operations in Prescott, Wisconsin. EdgeBuilder markets its engineered structural wall panels and permanent wood foundation systems through direct sales people and a network of builders, contractors and developers in and around Minneapolis and St. Paul areas. EdgeBuilder’s direct sales organization is responsible for both residential and commercial projects and it works with general contractors, developers and builders to provide bids and quotes for specific projects. Our marketing efforts include participation in industry trade shows, production of product literature, and sales support tools. These efforts are designed to generate sales leads for our independent builders and dealers, and direct salespeople.
Glenbrook is a supplier of lumber, windows, doors, cabinets, drywall, roofing, decking and other building materials to professional builders and conducts its operations in Oakdale, Minnesota. EdgeBuilder and Glenbrook operate as one business with a single management team and we refer to them together as EBGL.
Investments
We have begun to expand our investments activities and have established minority positions in the equity securities of a small number of publicly traded companies. We also hold 3 real estate assets in our portfolio, all of which we lease to our construction subsidiary, KBS. These include their principal production facility in South Paris, ME.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes our results for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	Percent of Revenues	2021	Percent of Revenues	Change from Prior Year
					Dollars	Percent *
Total revenues	$24,244	100.0%	$28,859	100.0%	$(4,615)	(16.0)%
Total cost of revenues	18,445	76.1%	25,112	87.0%	(6,667)	(26.5)%
Gross profit	5,799	23.9%	3,747	13.0%	2,052	54.8%
Total operating expenses	7,290	30.1%	5,631	19.5%	1,659	29.5%
Loss from operations	(1,491)	(6.1)%	(1,884)	(6.5)%	393	(20.9)%
Total other expense	(760)	(3.1)%	(257)	(0.9)%	(503)	195.7%
Loss before income taxes	(2,251)	(9.3)%	(2,141)	(7.4)%	(110)	5.1%
Income tax benefit (provision)	367	1.5%	—	—%	367	—%
Net loss from continuing operations	(1,884)	(7.8)%	(2,141)	(7.4)%	257	(12.0)%
Net loss from discontinued operations	—	—%	—	—%	—	—%
Net loss	$(1,884)	(7.8)%	$(2,141)	(7.4)%	$257	(12.0)%
*Percentage may not add due to rounding
Revenues
Healthcare
Healthcare revenue is summarized as follows (in thousands):

	Three Months Ended September 30,
	2022	2021	Change	% Change
Healthcare	$13,137	$14,807	$(1,670)	(11.3)%
Healthcare Revenue	$13,137	$14,807	$(1,670)	(11.3)%
Healthcare revenue decreased 11.3% compared to the prior year quarter, driven primarily by a decrease in revenue from fewer camera sales in 2022 and fewer total scanning days due to the national shortage of Nuclear Medicine Technologists, partially offset by pricing increases in Diagnostic Services in 2022.
Construction
Construction revenue is summarized as follows (in thousands):

	Three Months Ended September 30,
	2022	2021	Change	% Change
Construction	$11,107	$14,052	$(2,945)	(21.0)%
Construction Revenue	$11,107	$14,052	$(2,945)	(21.0)%
The decrease in revenue for the Construction division was predominately driven by the timing of revenue recognition at our KBS business.

Gross Profit
Healthcare Gross Profit
Healthcare gross profit and gross margin is summarized as follows (in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Healthcare gross profit	$2,725	$3,256	$(531)	(16.3)%
Healthcare gross margin	20.7%	22.0%
The decrease in Healthcare gross margin percentage was mainly driven by lower camera sales and lower scanning revenue for the three months ended September 30, 2022, compared to the same period in the prior year.
Construction Gross Profit

Construction gross profit and margin is summarized as follows (in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Construction gross profit	$3,132	$541	$2,591	478.9%
Construction gross margin	28.2%	3.8%
The increase in Construction gross profit was predominately due to significantly increased pricing levels during 2022 to offset higher input costs in both residential and commercial projects. Our backlog and sales pipeline remain relatively strong despite economic headwinds.
Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Three Months Ended September 30,				Percent of Revenues
	2022	2021	Change		2022	2021
			Dollars	Percent
Selling, general and administrative	$6,860	$5,201	$1,659	31.9%	28.3%	18.0%
Amortization of intangible assets	430	430	—	—%	1.8%	1.5%
Total operating expenses	$7,290	$5,631	$1,659	29.5%	30.1%	19.5%
On a consolidated basis, there was a $1.7 million increase in sales, general and administrative expenses. The major drivers of the increase in selling, general and administrative expenses (“SG&A”) were a $1.2 million increase in legal expenses and $0.3 million in severance and retention costs, both attributed to our healthcare segment. As a percentage of revenue, SG&A increased to 28.3% for the three months ended September 30, 2022, versus 18.0% in the prior year period.
Total Other Income (Expense)
Total other income (expense) is summarized as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Other income (expense), net	$(575)	$3
Interest expense, net	(185)	(260)
Total other income (expense)	$(760)	$(257)
Other (expenses) income, net, for the three months ended September 30, 2022 and 2021 are predominately comprised of unrealized losses and gains from available for sale securities recorded in our investments division, and finance costs.
Interest expense, net, for the three months ended September 30, 2022 and 2021 are predominantly comprised of interest costs and the related amortization of deferred issuance costs on our debt.
Income Tax Expense
For the three months ended September 30, 2022 and 2021 we recorded an income tax benefit of $367 thousand and zero income tax expense respectively, within continuing operations. See Note 10. Income Taxes, within the notes to our condensed consolidated financial statements for further information related to the income taxes.
Income from Discontinued Operations
See Note 2. Discontinued Operations of the condensed consolidated financial statements for information regarding discontinued operations.

Results of Operations
Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	Percent of Revenues	2021	Percent of Revenues	Change from Prior Year
					Dollars	Percent *
Total revenues	$80,011	100.0%	$77,019	100.0%	$2,992	3.9%
Total cost of revenues	63,450	79.3%	68,691	89.2%	(5,241)	(7.6)%
Gross profit	16,561	20.7%	8,328	10.8%	8,233	98.9%
Total operating expenses	21,805	27.3%	16,290	21.2%	5,515	33.9%
Loss from operations	(5,244)	(6.6)%	(7,962)	(10.3)%	2,718	(34.1)%
Total other income (expense)	(1,661)	(2.1)%	3,476	4.5%	(5,137)	(147.8)%
Loss before income taxes	(6,905)	(8.6)%	(4,486)	(5.8)%	(2,419)	53.9%
Income tax provision	(256)	(0.3)%	(34)	—%	(222)	652.9%
Net loss from continuing operations	(7,161)	(9.0)%	(4,520)	(5.9)%	(2,641)	58.4%
Net income from discontinued operations	—	—%	5,955	7.7%	(5,955)	(100.0)%
Net income (loss)	$(7,161)	(9.0)%	$1,435	1.9%	$(8,596)	(599.0)%
*Percentage may not add due to rounding
Revenues
Healthcare
Healthcare revenue by segments is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Healthcare	$40,467	$42,984	$(2,517)	(5.9)%
Total Healthcare Revenue	$40,467	$42,984	$(2,517)	(5.9)%

Healthcare revenue decreased 5.9% compared to the prior year period, primarily driven by a decrease in revenue from fewer total scanning days due to the national shortage of Nuclear Medicine Technologists.
Construction
Construction revenue is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Construction	$39,544	$34,035	$5,509	16.2%
Total Construction Revenue	$39,544	$34,035	$5,509	16.2%
The increase in revenue for the Construction division was predominately due to a higher number of projects completed of varying sizes and increased pricing at KBS and EBGL, including a large contract entered into during 2022 that has resulted in recognized revenue of approximately $9 million.

Gross Profit
Healthcare Gross Profit
Healthcare gross profit and gross margin by segments is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Healthcare gross profit	$9,579	$9,263	$316	3.4%
Healthcare gross margin	23.7%	21.5%
The increase in Healthcare gross margin percentage was mainly driven by an improved mix of product and service revenues.
Construction Gross Profit (Loss)
Construction gross profit and margin is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Construction gross profit (loss)	$7,203	$(759)	$7,962	1,049.0%
Construction gross margin	18.2%	(2.2)%
The increase in Construction gross profit was predominately due to an increase in revenues at KBS and EBGL for large commercial projects. We have significantly increased prices to offset higher input costs and have seen an improvement in our gross margin overall in 2022. Our backlog and sales pipeline remain strong despite economic headwinds.
Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Nine Months Ended September 30,				Percent of Revenues
	2022	2021	Change		2022	2021
			Dollars	Percent
Selling, general and administrative expenses	$20,515	$15,839	$4,676	29.5%	25.6%	20.6%
Amortization of intangible assets	1,290	1,298	(8)	(0.6)%	1.6%	1.7%
Gain on sale of MD Office Solutions	—	(847)	847	(100.0)%	—%	(1.1)%
Total operating expenses	$21,805	$16,290	$5,515	33.9%	27.2%	21.2%
On a consolidated basis, there was a $4.7 million increase in sales, general and administrative expenses. Two major drivers of the increase in SG&A were a $3 million increase in legal expenses and a $0.7 million increase in severance and retention costs, both attributed to our healthcare segment. We also had a $0.8 million increase at the corporate level related to corporate finance costs. As a percentage of revenue, SG&A increased to 25.6%, versus 20.6% in the prior year period.
On February 1, 2021, we completed the sale of our MD Office Solutions business and recognized $0.8 million in gain upon sale.
Total Other Income (Expense)
Total other Income (expense) is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Other income (expense), net	$(997)	$4,208
Interest expense, net	(664)	(732)
Total other income (expense)	$(1,661)	$3,476
Other income, net for nine months ended September 30, 2022 is predominantly comprised of gains and losses from equity securities and sales of assets, whereas the nine months ended September 30, 2021 comprised of primarily $4.2 million in PPP loan forgiveness from the Healthcare and Construction businesses. As of September 30, 2022, the Company has no PPP loans outstanding.
Interest expense, net, for the nine months ended September 30, 2022 and 2021 is predominantly comprised of interest costs and the related amortization of deferred issuance costs on our debt.
Income Tax Expense
For the nine months ended September 30, 2022 and 2021, we recorded income tax expenses of $256 thousand and $34 thousand, respectively. See Note 10, Income Taxes, within the notes to our condensed consolidated financial statements for further information related to the income taxes.
Income from Discontinued Operations
See Note 2, Discontinued Operations of the condensed consolidated financial statements for information regarding discontinued operations.
Liquidity and Capital Resources
Overview
Summary Cash Flows
The following table shows cash flow information for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$(234)	$(8,176)
Net cash provided by (used in) investing activities	$(4,982)	$17,794
Net cash provided by (used in) financing activities	$9,749	$(7,317)
Cash Flows from Operating Activities
For the nine months ended September 30, 2022, net cash used in operating activities was $0.2 million, as compared to $8.2 million in net cash used in operating activities in 2021. The decrease in net cash used in operating activities is attributable to better operating performance, particularly at our Construction Division. In 2021 consolidated net income included non-cash items related to the gain on sale of our DMS Health Technologies, Inc. (“DMS Health”) and MD Office Solutions businesses, and PPP loan forgiveness.
Cash Flows from Investing Activities
For the nine months ended September 30, 2022, net cash used in investing activities was $5.0 million, which principally consists of $4.0 million in purchases of equity securities as we expanded our Investments Division. In 2021, net cash provided by investing activities was $17.8 million, which was primarily attributable to the proceeds we received from the sale of DMS for $18.75 million.
Cash Flows from Financing Activities
For the nine months ended September 30, 2022, net cash provided by financing activities was $9.7 million, as compared to net cash used in financing activities of $7.3 million in 2021. The increase in cash provided by financing activities was primarily due to net proceeds of $12.7 million raised in our 2022 public equity offering.
Sources of Liquidity
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations, cash available on our revolving lines of credit from our credit facility with Webster Bank, N.A., a national banking association (“Webster”), as successor in interest to Sterling National Bank (“Sterling”), our three credit facilities with eCapital, and cash raised from equity financings. As of September 30, 2022, we had $8.5 million of cash and cash equivalents. The eCapital facilities directly support our Construction businesses. As of September 30, 2022, we have additional borrowing capacity of $0.2 million and $0.9 million outstanding on the KBS revolver. We were at $2.6 million outstanding balance and were fully drawn in terms of available capacity on the EBGL revolver. We were at $7.5 million outstanding balance and an additional borrowing capacity of $0.6 million on the Webster credit facility. However, those facilities have loan limits of $4.0 million each and we expect to be able to use more of that availability as our borrowing base increases with higher production levels. In January 2022, we successfully completed the 2022 Public Offering with net proceeds of $12.7 million.
Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and settlement of obligations in the normal course of business. We incurred losses from continuing operations, net of income taxes, of approximately $1.9 million and $7.2 million for the three and nine months ended September 30, 2022, respectively, and $2.1 million and $4.5 million for the three and nine months ended September 30, 2021, respectively. We have an accumulated deficit of $135.1 million and $128.0 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, cash and cash equivalents increased to $8.5 million from $4.5 million as of December 31, 2021, primarily as a result of an underwritten public offering (the “2022 Public Offering”) which closed on January 24, 2022. Refer to Note 14. Equity Transactions for details.
At September 30, 2022, we had approximately $11.9 million in debt outstanding. All of our debt is categorized as short-term on our condensed Consolidated Balance Sheets. For more detail, see Note 8. Debt. The Company’s loan pursuant to the Webster Loan Agreement (as defined below) (the “Webster Loan”) with Webster, as successor in interest to Sterling National Bank, with a loan balance of approximately $7.5 million, supports our Healthcare business. While the Webster Loan matures in 2024, GAAP rules require that the outstanding balance be classified as short-term debt. This is due to both the automatic sweep feature embedded in the traditional lockbox arrangement and the subjective acceleration clause in the Webster Loan Agreement.
As of September 30, 2022, we were not in compliance with covenants in the Webster Loan Agreement related to our Healthcare division and we have not yet obtained a waiver from Webster for these financial covenant breaches. Upon the occurrence and during the continuation of an event of default under the Webster Loan Agreement, Webster may, among other things, declare the loans and all other obligations under the Webster Loan Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Webster Loan Agreement bear interest. We are currently in negotiations to avoid a default. While we do not believe we will be required to pay down the current balance, our current cash is sufficient to repay the Webster Loan in full.
Management has historically concluded that this forecasted violation raises substantial doubt about our ability to continue as a going concern within twelve months. In consideration of the cash flow results for the nine months ended September 30, 2022, our current balance of cash and cash equivalents of $8.5 million and our projected use of cash for the next twelve months. Management believes that the Company's existing cash and current free cash flow generation expectations will allow the Company to continue its operations for at least the next 12 months from the date these unaudited condensed financial statements are issued, even in the event that we are requested to pay some or all of the outstanding Webster Loan balance. Therefore, the conditions that led us to conclude substantial doubt in prior periods have been alleviated. As a result of recurring losses, the continued viability of the Company beyond November 2023 may be dependent on its ability to continue to raise additional capital to finance its operations.
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
As of September 30, 2022, of the warrants issued through the public offering we closed on May 28, 2020 (the “2020 Public Offering”), 1.0 million warrants were exercised and 1.4 million warrants remained outstanding, which represents 0.7 million shares of common stock equivalents, at an exercise price of $2.25. As of September 30, 2022, of the Warrants issued through the 2022 Public Offering, there were 10.9 million Warrants and 0.3 million prefunded warrants outstanding at an exercise price of $1.50 and $0.01, respectively. The Underwriter’s Warrants have not been exercised.
See Note 14. Equity Transactions in the accompanying notes to the condensed consolidated financial statements for further details.

Webster Credit Facility
We have a $20.0 million credit facility with Webster, which matures in March 2024. As of September 30, 2022, the Company had $0.1 million of letters of credit outstanding and had additional borrowing capacity of $0.6 million under the Webster Credit Facility. Financial covenants require that the Webster Borrowers maintain (a) a Fixed Charge Coverage Ratio as of the last day of a fiscal quarter of not less than 1.25 to 1.0 and (b) a Leverage Ratio as of the last day of such fiscal quarter of no greater than 3.50 to 1.0. As of September 30, 2022, the Company was not in compliance with the covenants under the Webster Loan Agreement and had not yet obtained a waiver from Webster for these financial covenant breaches. While we do not believe Webster will require us to pay down our balance on this facility, we have sufficient cash to do so if necessary.
eCapital Credit Facilities
EdgeBuilder and Glenbrook (the “EBGL Borrowers”) have a $4.0 million credit facility with eCapital, which matures in January 2023. As of September 30, 2022, EBGL was fully drawn in terms of available borrowing capacity is available under the facility. As of September 30, 2022, $2.6 million was outstanding under the EBGL Loan Agreement. As of June 30, 2022, EBGL was not in compliance with the bi-annual financial covenants under the EBGL Loan Agreement measured as of June 30, 2022. As of June 30, 2022, we obtained a waiver from Gerber for the bi-annual financial covenant breaches. However, there can be no assurance that we will be able to obtain such waivers in the event of future financial covenant violations.
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
KBS has a $4.0 million credit facility with eCapital, which matures in February 2023. As of September 30, 2022, KBS had additional borrowing capacity of $0.2 million under the facility. As of September 30, 2022, $0.9 million was outstanding under the KBS Loan Agreement. As of June 30, 2022, KBS was in compliance with the bi-annual financial covenants under the EBGL Loan Agreement.
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
Term Loan
We and certain of our Investments subsidiaries (collectively, the “Star Borrowers”) are party to a Loan and Security Agreement with eCapital, as successor in interest to Gerber Finance, Inc. (as amended, the “Star Loan Agreement”), which provides for a credit facility with borrowing availability of up to $2.5 million, bearing interest at the prime rate plus 3.5% per annum, and matures on January 1, 2025, unless terminated in accordance with the terms therein (the “Star Loan”). As of September 30, 2022, the short term loan includes $0.9 million of the Star Loan, net of issuance costs.
The Star Loan is secured by the assets of SRE, 947 Waterford Road, LLC, 300 Park Street, LLC and 56 Mechanic Falls Road, LLC and guaranteed by the Company. The Star loan is subject to certain annual financial covenants. The financial covenants under the Star Loan Agreement include maintenance of a Debt Service Coverage Ratio of not less than 1:00 to 1:00, as defined in the Star Loan Agreement. The occurrence of any event of default under the Star Loan Agreement may result in the obligations of the Star Borrowers becoming immediately due and payable. As of December 31, 2021, no event of default was deemed to have occurred and the Star Borrowers were in compliance with the annual financial covenants under the Star Loan Agreement measured as of December 31, 2021.
Paycheck Protection Program
From April 2020 through May 2020, the Company and its subsidiaries received $6.7 million of loans under the Paycheck Protection Program (“PPP”). Total PPP loans received for the Healthcare division and Construction division were $5.5 million and $1.2 million, respectively.
All PPP loans were forgiven, resulting in a gain of $4.2 million in 2021 and $2.5 million in 2020.
See Note 8. Debt in the accompanying notes to the financial statements for further details.
Off-Balance Sheet Arrangements
As of September 30, 2022, there were no off balance sheet arrangements.

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
As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 as a result of the material weakness discussed below.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021 due to the material weaknesses as described below.
Our management identified a material weakness in our internal control over financial reporting as we did not have a sufficient complement of accounting resources to address complex accounting matters across all operating entities and to allow timely completion of financial reporting and accounting activities, including sufficiently precise management review controls. The material weakness did not result in any material identified misstatements to the financial statements, and there were no material changes to previously released financial results.
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
Plan for Remediation of the Material Weakness in Internal Control Over Financial Reporting
Management has taken steps to increase the skills and experience of our accounting and financial reporting staff by making strategic hires and investing in the continuing education and public company accounting training of our accounting and financial professionals. We have also retained additional outside financial consultants to conduct technical accounting reviews, when necessary.
Controls continue to increase the precision of management review controls, including the review of key inputs used in the preparation and review process. Our management is committed to remediation of the material weakness described above.
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
There is no assurance that we will be able to maintain compliance with the minimum closing price requirement. As of November 10, 2022, our Common Stock had closed above $1.00 per share for twelve consecutive trading days. In the event that our stock price falls below $1.00 per share for 30 consecutive trading days, Nasdaq may send us a notice stating we will be provided a period of 180 days to regain compliance with the minimum bid requirement or else Nasdaq may make a determination to delist our Common Stock. If our Common Stock were to be delisted from Nasdaq and was not eligible for quotation or listing on another market or exchange, trading of our Common Stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our Common Stock to decline further.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

Exhibit Number	Description

10.1*	eCapital EBGL Eighth Amendment to Loan and Security Agreement, dated August 11, 2022, by and among eCapital Asset Based Lending Corp., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc.
10.2*	2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 31, 2022).
10.3*	eCapital EBGL Ninth Amendment to Loan and Security Agreement, dated September 1, 2022, by and among eCapital Asset Based Lending Corp., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc.
10.4*	Gerber KBS Twentieth Amendment to Loan and Security Agreement, dated September 27, 2022, by and among Gerber Finance Inc. and KBS Builders, Inc.
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
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

STAR EQUITY HOLDINGS, INC.

Date:	November 14, 2022	By:	/s/ RICHARD K. COLEMAN, JR.
Richard K. Coleman, Jr. Chief Executive Officer (Principal Executive Officer)

/s/ DAVID J. NOBLE
David J. Noble Chief Financial Officer (Principal Financial and Accounting Officer)