Form 10-K
period 2022-12-31
STAR EQUITY HOLDINGS, INC.
filed 2023-03-15
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
the boys are all talking basketball here.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates based on the closing stock price on June 30, 2022, was $10.4 million. For purposes of this computation only, all executive officers and directors have been deemed affiliates.
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 7, 2023 was 15,133,219.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2023 annual meeting of shareholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

STAR EQUITY HOLDINGS, INC.
FORM 10-K—ANNUAL REPORT
For the Fiscal Year Ended December 31, 2022

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
ITEM 1.     BUSINESS
Overview
Star Equity Holdings, Inc. (“Star Equity”, the “Company”, “we”, “our”) is a multi-industry diversified holding company with three divisions which include operating businesses in two key industry sectors, Healthcare and Construction. We also have a separate Investments division.
Our Healthcare division, which operates as Digirad Health, Inc. (“Digirad Health”), provides products and services in the area of nuclear medical imaging with a focus on cardiac health. Digirad Health operates across the United States and comprises two lines of business—providing imaging services to healthcare providers using a fleet of our proprietary solid-state gamma cameras, as well as the manufacturing, distribution, and maintenance of our proprietary solid-state gamma cameras.
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
Our Investments division is an internally funded unit directly supervised by Star Equity management. This entity holds and manages our corporate-owned real estate, which currently includes our three manufacturing facilities in Maine that are leased to KBS, as well as minority investments in several public companies.
Strategy
Star Equity
We believe our diversified, multi-industry holding company structure allows Star Equity management to focus on capital allocation, strategic leadership, mergers and acquisitions, capital markets transactions, investor relations, as well as management of our Investments division. Our structure frees up our operating company management teams to focus on their respective businesses, look for organic and bolt-on growth opportunities, and improve operations with less distraction and administrative burden associated with running a public company.

We continue to explore strategic alternatives to improve our market position and the profitability of our product offerings, generate additional liquidity, and enhance our valuation. We may pursue our goals through organic growth and through strategic alternatives. Some of these alternatives have included, and could continue to include, selective acquisitions of businesses, divestitures of assets or businesses, equity offerings, debt financings, or corporate restructuring.
Operating Businesses
We believe that both of our operating divisions, Healthcare and Construction, are well positioned for growth in large addressable markets. The key elements of our growth strategy include the following:
•Organic growth from our core businesses. We believe that we operate in markets and geographies that will allow us to continue to grow our core businesses, allowing us to benefit from our scale and strengths. We plan to focus our efforts on markets in which we already have a presence in order to leverage the personnel, infrastructure, and brand recognition we have in these areas.
•Introduction of new services. In the Healthcare division, we plan to continue to focus on healthcare solutions-related businesses that deliver necessary assets, services, and logistics directly to the customer site and which leverage our existing customer relationships. We believe that over time we can either purchase or develop new and complementary businesses, and take advantage of our customer loyalty and distribution channels. Additionally, we are exploring new imaging technologies through the recent establishment of a joint venture that is presently conducting research and development in the area of heart imaging. In the Construction division, we will consider opportunities to augment our service offering to better serve our customer base. We have done this in the New England market with our entry into the commercial multi-family segment. Other areas might include logistics, on site installation, and manufacturing of sub-components.
•Acquisition of complementary businesses. We plan to continue to look at complementary businesses that meet our financial criteria for acquisitions to grow our Company. We believe there are many potential small public and private targets that can be acquired over time and integrated into our platform. We will also look at larger, more transformational mergers and acquisitions if we believe the appropriate mix of value, risk, and return is present for our stockholders. The timing of these potential transactions will always depend on market conditions, available capital, and valuation. In general, we want to be “value” buyers, and will not pursue any transaction unless we believe the post-transaction potential value is high for stockholders.
Business Segments
Our reportable segments are based upon our internal organizational structure, the manner in which our operations are managed, the criteria used by our Chief Executive Officer (Chief Operating Decision Maker or "CODM") to evaluate segment performance, the availability of separate financial information, and overall materiality considerations. Prior to 2022, we had four reportable segments: Diagnostic Imaging, Diagnostic Services, Construction, and Investments. Effective as of the first quarter of 2022, we reorganized our financial statements into three reportable segments by combining Diagnostic Imaging and Diagnostic Services into one Healthcare segment. This reflects the manner in which our CODM assesses performance and allocates resources:
•Healthcare
•Construction
•Investments
See Note 15. Segments, within the notes to our accompanying consolidated financial statements for financial data relating to our segments.
During the last two fiscal years, the mix of Healthcare and Construction revenue is summarized as follows:

	Year ended December 31,
	2022	2021
Healthcare Revenue	49.0%	55.0%

	Year ended December 31,
	2022	2021
Construction Revenue	51.0%	45.0%

Detailed Description of Our Operating Segments
Healthcare
For physicians who wish to perform nuclear imaging, echocardiography, or general ultrasound tests, we provide imaging systems, qualified personnel, radiopharmaceuticals, licensing services, and the logistics required to perform imaging in their own offices, while they retain the right and obligation to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for those services. While our services are primarily cardiac in nature, we provide imaging services primarily to cardiologists, internal medicine physicians, and family practice doctors who typically enter into annual contracts for a set number of days ranging from once per month to five times per week. We offer a convenient and economically efficient cardiac imaging services program as an alternative to purchasing equipment or outsourcing the procedure to an imaging center.

In addition, we manufacture and sell our internally developed solid-state gamma cameras and imaging systems, as well as provide field services through camera maintenance contracts. Our imaging systems include nuclear cardiac imaging systems, as well as general purpose nuclear imaging systems. We sell our imaging systems and service contracts to physician offices and hospitals primarily in the United States, although we have sold a small number of imaging systems internationally. Our imaging systems are sold in both portable and fixed configurations, provide enhanced flexibility and improved patient comfort, fit easily into floor spaces as small as seven feet by eight feet, and facilitate the delivery of nuclear medicine procedures in a physician’s office, an outpatient hospital setting, or within multiple departments of a hospital (e.g., emergency and operating rooms).

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
Construction
Our Construction segment services residential and commercial construction projects via our KBS, EdgeBuilder and Glenbrook brands, through which we manufacture modular housing units, structural wall panels, permanent wood foundation systems, and other engineered wood products, as well as supply general contractors with building materials.
KBS is a Maine-based modular builder that started operations in 2001. Today, KBS manufactures fully custom modular homes. KBS offers products for both multi-family and single-family residential buildings leveraging an in-house engineering team and design expertise. KBS markets its modular homes through a direct sales organization, which consists of inside sales and outside sales teams who work with a network of independent dealers, builders, and contractors primarily in the New England states (Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont). KBS’s outside sales organization focuses on commercial building projects, and works with developers, architects, owners, and general contractors to establish the scope of work, terms of payment, and general requirements for each project. KBS’s inside sales people focus on a network of independent dealers, builders, and contractors to accurately configure and place orders for mainly single-family residential homes. KBS’s network of independent dealers and contractors do not work with KBS exclusively, although some have KBS model homes on display at their retail centers. KBS’s backlog and pipeline, along with its market initiatives to build more student, workforce, and affordable housing, are expected to position KBS for continued growth, particularly in the multi-family segment.
EdgeBuilder is a manufacturer of structural wall panels, permanent wood foundation systems, and other engineered wood products and conducts its operations in Prescott, Wisconsin. EdgeBuilder markets its engineered structural wall panels and permanent wood foundation systems through direct sales people and a network of builders, contractors, and developers in and around the Minneapolis-Saint Paul region. EdgeBuilder’s direct sales organization is responsible for both residential and commercial projects and works with general contractors, developers, and builders to provide bids and quotes for specific projects. Our marketing efforts include participation in industry trade shows, production of product literature, and sales support tools. These efforts are designed to generate sales leads for our independent builders and dealers, and direct salespeople.
Glenbrook is a supplier of lumber, windows, doors, cabinets, drywall, roofing, decking, and other building materials to professional builders and conducts its operations in Oakdale, Minnesota with an operational facility in Hudson, Wisconsin. EdgeBuilder and Glenbrook operate as one business with a single management team and we refer to them together as EBGL.

Investments
We hold three real estate assets in our portfolio, all of which we lease to our construction subsidiary, KBS. These include their principal production facility in South Paris, ME. Also, we continue to expand our investment activities and have established minority positions in the equity securities of a small number of publicly traded companies
Our Competitive Strengths
Healthcare Services and Products
Our Healthcare division delivers convenient, effective, and efficient healthcare solutions on an as needed, when needed, and where needed basis through our mobile products and services. Our Healthcare division’s diverse portfolio of mobile healthcare solutions and diagnostic imaging equipment and services provides hospitals, physician practices, and imaging centers throughout the United States access to technology and services necessary to provide patient care in the rapidly changing healthcare environment.
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
•Unique Dual Sales and Service Offering. For the majority of our business, we offer a service-based model to our customers, allowing them to avoid making costly capital and logistical investments required to offer these services internally. Further, we have the ability to sell the underlying capital equipment directly to our customers should their needs change and they desire to provide services on their own with the required capital equipment. This ability to serve our customers in a variety of capacities from selling equipment directly, or providing more flexibility through a service-based model, allows us to serve our customers according to their exact needs as well as the ability to capture both ends of the revenue spectrum.
•Leading Solid-State Technology. Our solid-state gamma cameras utilize proprietary photo detector modules that enable us to build smaller and lighter cameras that are portable with a degree of ruggedness that can withstand the vibration associated with transportation. Our dedicated cardiac imagers require a floor space as small as seven feet by eight feet, can generally be installed without facility renovations, and use standard power. Our portable cameras are ideal for mobile operators or practices desiring to service multiple office locations or imaging facilities.
•Addressable Markets and Revenue Opportunities. Bolstered by advances in medical imaging technology, large and growing global healthcare expenditures, an increasing demand for early disease detection and diagnosis, and an aging population, we believe the vast size of the addressable market and the multitude of imaging procedures and applications in the diagnostic imaging market position us to grow revenue and market share in the coming years.
Construction Services and Products
Our competitive strengths at KBS include our strategic location near the Greater Boston region and our ability to serve all of New England. We have the largest manufacturing capacity in New England with the ability to provide high quality wood-based modules for both single and commercial scale multi-family residential buildings. We also provide significant value through our longstanding engineering and design expertise, with a focus on customization to suit specific project requirements. We continue to develop our expertise and specialized knowledge in highly energy-efficient passive homes, which included the delivery of our first zero-energy modular homes for the affordable housing segment during 2020. Additionally, we believe there is a large opportunity in the commercial-scale multi-family modular segment and we have continued to pursue more of these projects.
At EdgeBuilder, we offer a superior product for commercial scale multi-family projects, focusing on structural wall panels. Our engineering and design capabilities allow us to create a product that is unique to the specific project’s requirements. We also provide value with our vertically integrated in-house delivery capability, which helps us to be cost-competitive. Our production strategy is to utilize automation and the most efficient manufacturing methods and high-quality materials in all EdgeBuilder projects. Through our building products distribution business, we operate a professional lumber yard and showroom and deliver highly personalized service, knowledgeable salespeople, and attention to detail that the larger, big-box chain home stores do not provide.

We expect the offsite construction industry to achieve revenue growth over the next several years driven largely by rising housing demand which can be met via modular construction. We believe our Construction division is well positioned to capitalize on the growing popularity of offsite construction—both modular and panelized— in our two current target markets and the United States as a whole.
Sales
Healthcare
We maintain separate sales organizations that are aligned with each of our business units and operate independently but in cooperation with each other. Diagnostic Services sales focuses its efforts on twelve regional areas where the demand for cardiac imaging is concentrated. Diagnostic Imaging equipment sales has a national focus and targets both hospitals and physician practices. Diagnostic Services and Diagnostic Imaging sales teams work collaboratively to address the full range of customers from smaller practice mobile nuclear cardiac imaging services to selling capital equipment to larger practices and hospitals.
Construction
KBS markets its modular homes products through both outside and inside salespeople. Our inside sales team works primarily with our network of independent dealers who source end customers for single family homes, largely in northern New England. Our outside sales team focuses on commercial scale multi-unit projects through new and established relationships with architects, designers, developers, owners builders, general contractors, consultants, and construction managers throughout New England. Their work involves developing and negotiating the full scope of work for KBS, terms of payment, and general requirements for each project.
EBGL markets its engineered structural wall panels and permanent wood foundation systems through direct sales people to a network of builders, contractors and developers in the Minneapolis-Saint Paul area and the Upper Midwest states. EBGL’s direct sales organization is responsible for both residential and commercial projects. Our marketing efforts include participation in industry trade shows, production of product literature, and the use of sales support tools. Our showroom and lumber yard processes orders over the phone and services walk-in traffic, mainly focusing on serving professional builders with our highly experienced in-house sales team.
Competition
Healthcare
The market for selling diagnostic products and services to private medical practices and hospitals is highly competitive. We believe that the principal competitive factors in our market include acceptance by hospitals and physicians, relationships that we develop with our customers, budget availability for our capital equipment, and requirements for reimbursement, pricing, ease-of-use, reliability, and mobility.
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

KBS. KBS is a regional manufacturer of modular housing units with a primary target market in the New England states. Several modular manufacturing competitors are located in these New England states and in nearby Pennsylvania. Some competitors have manufacturing locations in Canada and ship their products to the United States.
EBGL. EBGL is a regional manufacturer of engineered structural wall panels and permanent wood foundation systems and also has a local professional-builder-focused retail distribution business. EBGL’s market is primarily the Upper Midwest states (Iowa, Minnesota, Missouri, North Dakota, South Dakota, and Wisconsin), though largely concentrated within Minnesota and Wisconsin. Glenbrook Building Supply’s professional building material distribution business competes on a local level against both small, local lumber yards, regional building supply companies, and to a certain degree, the “big box” stores such as Home Depot, Lowe’s, and Menard’s.
Intellectual Property
We rely on a combination of patent, trademark, copyright, trade secret, and other intellectual property laws, nondisclosure agreements, and other measures to protect our intellectual property. We require our employees, consultants, and advisors to execute confidentiality agreements and to agree to disclose and assign to us all inventions conceived during the workday, using our property, or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. As discussed herein, Healthcare division intellectual property is currently subject to a security interest under the credit facility with Webster Bank, N.A. (“Webster”).
Our Construction division’s intellectual property is currently subject to a security interest under the credit facility with eCapital Asset Based Lending Corp., formerly known as Gerber Finance Inc. (“eCapital”). Intellectual property is not a very significant factor in our Construction business.
Patents
In Healthcare, we have developed a patent portfolio that covers our products, components, and processes. We have 9 non-expired United States patents. The patents cover, among other things, aspects of solid-state radiation detectors that make it possible for the Company to provide mobile imaging services, and our scan technology that provides for lower patient doses and more specific cardiac images. Our patents expire between 2024 (U.S. Patent 7,164,130) and 2030 (U.S. Patent 8,362,438). While each of our patents applies to nuclear medicine, many also apply to the construction of area detectors for other types of medical and non-medical imagers and imaging methods.
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
Raw Materials
Healthcare. We and our contract manufacturers use a wide variety of materials, metals, and mechanical and electrical components for production of our nuclear imaging gamma cameras. These materials are primarily purchased from external suppliers, some of which are single-source suppliers. Materials are purchased from selected suppliers based on quality assurance, cost effectiveness, and constraints resulting from regulatory requirements. We work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability. Inflation and global commodity supply and demand can ultimately affect pricing of certain of these raw materials. Though we believe we have adequate available sources of raw materials, there can be no guarantee that we will be able to access the quantity of raw material needed to sustain operations, as well as at a cost-effective price.

Our Healthcare services operations utilize radiopharmaceuticals for our nuclear services. The underlying raw material for creation of the array of doses utilized in nuclear medicine is produced from a total of five main production facilities throughout the world, typically from highly enriched uranium resources. In the fourth quarter of 2022, there was a short term worldwide shortage in the supply of radiopharmaceuticals. As such we experienced some shortages which had a negative impact on our business during the last two months of the year. Notwithstanding this temporary shortage, these resources have been and are expected to continue to produce enough raw materials to address the global market, although global conflict in some uranium-rich countries could reduce supply. There continues to be pressure to utilize low or non-enriched uranium resources to produce the underlying nuclear doses.

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
Manufacturing
Healthcare. We manufacture our nuclear imaging gamma cameras by employing a strategy that combines using internal manufacturing resources for devices requiring specific expertise due to our proprietary design coupled with qualified contract manufacturers. Mechanical and electronic components of our systems are produced by contract manufacturers, whereas the most complex components, final assembly, and final system performance tests are performed at our facility. All of our suppliers of critical materials, components, and subassemblies undergo supplier qualifications and ongoing quality audits in accordance with our supplier quality process.
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
Construction. KBS began manufacturing single family homes in 2001 and commercial modular multi-family housing units in 2008. In subsequent years, KBS expanded its product offerings to include a variety of commercial-scale multi-family buildings including apartments, condominiums, townhouses, and dormitories. The structures are built inside our climate-controlled factories and are then transported to the site where they are set, assembled, and secured on the foundation. Electrical, plumbing, and HVAC systems are inspected and tested in the factory, prior to transportation to the site, to ensure the modules meet all local building codes and quality requirements. Modular construction has gained increased acceptance and is a preferred method of building by many architects and general contractors. The advantages of modular construction include: modules are constructed in a climate-controlled environment; weather conditions usually do not interrupt or delay construction; the building is protected from weather, reducing the risk of mold or other materials damage due to materials absorbing moisture from rain or snow; reduced site work; improved safety and security; reduced vandalism and attrition; and a significant reduction in overall project time.
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

Healthcare Reimbursement
Our Healthcare customers typically rely primarily on the Medicare and Medicaid programs and private payors for reimbursement. As a result, demand for our products and services is dependent in part on the coverage, reimbursement policies, and ability to pay of these payors. Third party coverage and reimbursement is subject to extensive federal, state, local, and foreign regulation, and private payor rules and policies. In many instances, the applicable regulations, policies, and rules have not been definitively interpreted by regulatory authorities or the courts, are open to a variety of interpretations, and are subject to change without notice.
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
Human Capital Resources
As of December 31, 2022, we had a total of 413 employees in all our divisions, of which 174 were employed in clinical health-related positions, 106 in manufacturing, 56 in operational roles, 55 in general and administrative functions, and 22 in marketing and sales. All positions are in the United States. We also utilize varying amounts of temporary workers as necessary to fulfill customer requirements. We have policies to prevent discrimination based on gender, race, disability, ethnicity, nationality, religion, sexual orientation, gender identity, or gender expression. We take affirmative action to ensure that applicants are employed, and that employees are treated during employment, without regard to their race, color, religion, sex, or national origin. We also take affirmative action to employ and advance veterans in employment. We have not experienced any work stoppages and consider our employee relations to be good.

Recent History of our Business Transformation
On October 30, 2020, Star Equity entered into a Stock Purchase Agreement (the “DMS Purchase Agreement”) with Knob Creek Acquisition Corp., a Tennessee corporation (“Buyer”), subject to the satisfaction or waiver of certain conditions. Buyer purchased all of the issued and outstanding common stock of DMS Health Technologies Inc. (“DMS Health”), which operated our Mobile Healthcare business segment, from Project Rendezvous Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Company (the “DMS Sale Transaction”). As a result of the entry into the DMS Purchase Agreement, for the year ended December 31, 2021, the Mobile Healthcare business is reported on the Consolidated Statements of Operations as discontinued operations. The purchase price for the DMS Sale Transaction was $18.75 million in cash. After certain adjustments, including a working capital adjustment, we received an immaterial amount of net escrow settlement in January, 2022.
On February 1, 2021, the Company completed the sale of its MD Office Solutions (“MDOS”) subsidiary to M.D.O.S.C.A Inc., a California based holding company (“MDOSCA”), in exchange for a secured promissory note in the original principal amount of $1.4 million and entry into multi-year service and support agreements between MDOSCA and Digirad Health.
On March 31, 2021, in connection with completing the sale of DMS Health, the Company, certain subsidiaries of the Company, and Sterling entered into a Second Amendment to the Webster Loan Agreement (as defined below) pursuant to which, among other things, Sterling consented to the sale of DMS Health and its subsidiaries, removed DMS Health and its subsidiaries as borrowers under the Webster Loan Agreement, and required the principal to be paid down to $7.0 million. On February 1, 2022, Sterling became part of Webster, and Webster became successor in interest to the Webster Loan Agreement.
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
No rights were exercisable at December 31, 2022. There is no impact to financial results as a result of the adoption of the Rights Agreement for the year ended December 31, 2022.
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
Pursuant to the Purchase Agreement, we agreed to use commercially reasonable efforts to file a resale registration statement to register under the Securities Act of 1933 the resale by Mr. Eberwein of the shares, which was completed in January 2022.

On January 24, 2022, we closed an underwritten public offering (the “2022 Public Offering”) pursuant to an underwriting agreement with Maxim Group LLC, as representative of the underwriters. The 2022 Public Offering was for 9,500,000 shares of common stock (or pre-funded warrants to purchase shares of common stock in lieu thereof) and warrants to purchase up to 9,500,000 shares of common stock (the “common warrants”). Each share of common stock (or pre-funded warrant in lieu thereof) was sold together with one common warrant to purchase one share of common stock at a price of $1.50 per share and common warrant. Gross proceeds, before deducting underwriting discounts and offering expenses and excluding any proceeds we may receive upon exercise of the common warrants, were $14.3 million and net proceeds were $12.7 million.
Effective April 1, 2022, we appointed Richard K. Coleman Jr. as Chief Executive Officer. Mr. Coleman was elected to our Board of Directors in May 2022. Mr. Coleman brings extensive CEO leadership and board-level experience to our senior leadership team. In his role as Chief Executive Officer, he oversees our operations, assists our business leaders in achieving their growth and profitability goals and will launch new business initiatives, as well as help analyze and integrate future acquisitions. Mr. Coleman brings more than 30 years of executive leadership experience with extensive expertise in business development, operational excellence, and acquisitions.

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
The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website (www.starequity.com) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Such reports will remain available on our website for at least 12 months and are also available free of charge by written request or by contacting Star Equity at (203) 489-9500 or our third-party Investor Relations representative at (212) 836-9611.
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
•Our Healthcare revenues may decline due to changes in diagnostic imaging regulations and the use of third party benefit managers by states and private payors to drive down diagnostic imaging volumes.
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
•Rising inflation and interest rates could negatively impact our revenues, profitability and borrowing costs. In addition, if our costs increase and we are not able to correspondingly adjust our commercial relationships to account for this increase, our net income would be adversely affected, and the adverse impact may be material.
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
•The inability of our Company, Digirad Health, KBS, EdgeBuilder or any of our other subsidiaries to comply with applicable financial covenants under the Company Loan Agreements could have a material adverse effect on our financial condition.
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
Our total stockholders’ equity increased to $41.8 million as of December 31, 2022. For the year ended December 31, 2022, we had revenue of $112.2 million, compared to revenue of $106.6 million for the comparable period in 2021. We had a net loss attributable to common stockholders of $7.2 million for the year ended December 31, 2022, compared to a net loss attributable to common stockholders of $4.9 million for the comparable 2021 period. There can be no assurance that, even if our revenue increases, our future operations will result in net income attributable to common stockholders. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for our products and services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.
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
Our business has been disrupted and could be further materially adversely affected by the COVID-19 pandemic, wars, or other causes of global instability. Global concerns, such as COVID-19 or other health concerns, wars, or global conflicts, could also result in social, economic, and labor instability in the United States or countries in which we or the third parties with whom we engage operate. The future progression of the COVID-19 pandemic and its effects on our business and operations are uncertain, as well as the impact of global conflicts on supply chains and inflation. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, including downturns in global economies and financial markets that could affect our future operating results. Any adverse impact on our results and financial condition could have a negative impact on our ability to comply with certain financial covenants in certain of our loan agreements (as described further below) and on your investment in our common stock.
Additionally, during 2022 the global economy experienced high levels of inflation, rising interest rates, significant fluctuations in currency values, and increasing economic uncertainty, particularly in Europe. Our results of operations may be negatively impacted by higher costs of raw materials, labor and freight resulting from inflationary pressures. These factors and global events including the ongoing military conflict between Russia and Ukraine, a softening economy in Europe, and rising interest rates on our debt may also have a negative impact on our results.
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
Our Healthcare revenues may decline due to changes in diagnostic imaging regulations and the use of third party benefit managers by states and private payors to drive down diagnostic imaging volumes.
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
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At December 31, 2022, goodwill and net intangible assets represented $19.4 million, or 26.5% of our total assets, and at December 31, 2021, goodwill and net intangible assets represented $21.1 million, or 31.0% of our total assets. In addition, net property and equipment assets totaled $8.3 million and $8.9 million, or 11.4% and 13.1%, respectively, of our total assets at those dates. If actual results differ from the assumptions and estimates used in our goodwill and long-lived asset valuation calculations, we could incur impairment charges, which could negatively impact our earnings.
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
We recorded no impairment loss during the year ended December 31, 2022 and an impairment loss of $3.4 million associated with the impairment assessment of the KBS reporting unit at December 31, 2021. See Note 2. Basis of Presentation and Significant Accounting Policies, and Note 7. Goodwill, within the notes to our accompanying consolidated financial statements for further discussion regarding goodwill and long-lived assets.
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
Rising inflation and interest rates could negatively impact our revenues, profitability and borrowing costs. In addition, if our costs increase and we are not able to correspondingly adjust our commercial relationships to account for this increase, our net income would be adversely affected, and the adverse impact may be material.
Inflation rates, particularly in the U.S., have increased recently to levels not seen in years. Increased inflation may result in decreased demand for our products, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates have had, and could continue to have, a material impact on our borrowing costs. In an inflationary environment, we may be unable to raise the sales prices of our products at or above the rate at which our costs increase, which could reduce our profit margins and have a material adverse effect on our financial results and net income. We also may experience lower than expected sales if there is a decrease in spending on products in our industry in general or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.
Risks Related to our Indebtedness
On March 29, 2019, we and certain of the Healthcare subsidiaries entered into a Loan and Security Agreement with Sterling. On February 1, 2022, Sterling became part of Webster, and Webster became successor in interest to such Loan and Security Agreement (the “Webster Loan Agreement”). The Webster Loan Agreement is a five-year revolving credit facility (maturing in March 2024), which, as amended, has a maximum credit amount of $20 million (the “Webster Credit Facility”). As of December 31, 2022, our floating rate under this facility was 6.89%. On January 31, 2020, we and certain of our Investments subsidiaries entered into a Loan and Security Agreement with eCapital, formerly known as Gerber Finance Inc. (as amended, the “Star Loan Agreement”), which provides for a credit facility with borrowing availability of up to $2.5 million, bearing interest at the prime rate plus 3.5% per annum, and matures on January 1, 2025, unless terminated in accordance with the terms therein (the “Star Loan”). On January 31, 2020, we and certain of our Construction subsidiaries entered into a Loan and Security Agreement with eCapital (the “EBGL Loan Agreement”), which provides for a credit facility with borrowing availability of up to $4.0 million, bearing interest at the prime rate plus 2.75% per annum, and matures on June 30, 2023, subject to annual automatic extensions (the “EBGL Loan”). The credit facility under the Loan and Security Agreement, dated February 23, 2016, by and among us, KBS, ATRM, and eCapital (as amended, the “KBS Loan Agreement”) provides for a revolving credit facility of up to $4.0 million, bearing interest at the prime rate plus 2.75%, that matures on June 30, 2023, subject to automatic extension for an additional year unless terminated. The Webster Loan Agreement, Star Loan Agreement, EBGL Loan Agreement and KBS Loan Agreement are collectively referred to as the “Company Loan Agreements.”
Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.
Our indebtedness could have important consequences for us and our stockholders. For example, the Webster Loan Agreement requires a balloon payment at the termination of the facility in March 2024, which payment may require us to dedicate a substantial portion of our cash flow from operations to this future payment if we feel we cannot be successful in our ability to refinance in the future, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and acquisitions, and for other general corporate purposes. In addition, our indebtedness could:
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
•acquire other businesses; and
•merge or consolidate.
The Webster Loan Agreement limits our ability to pay dividends and to redeem our equity securities if such dividend or redemption would result in our non-compliance with the financial covenants in the Webster Loan Agreement, there is insufficient borrowing availability under the Webster Loan Agreement, or if there is a default or event of default under the Webster Loan Agreement that has occurred and is continuing. In addition, the Company Loan Agreements include explicit restrictions on the payment of dividends and distributions to us, which could limit our ability to pay dividends. We may, therefore be required to reduce or eliminate our dividends, if any, including on our preferred stock (if any outstanding), and/or may be unable to redeem shares of our preferred stock (if any outstanding) until compliance with such financial covenants can be met.
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

The inability of our Company, Digirad Health, KBS, EdgeBuilder or any of our other subsidiaries to comply with applicable financial covenants under the Company Loan Agreements could have a material adverse effect on our financial condition.
As of December 31, 2022, our last test date, Digirad Health was not in compliance with the quarterly financial covenants under the Webster Bank Loan Agreement. While we are in default, we continue to negotiate with Webster Bank and have not had any restrictions placed on our usage of the credit facility. We believe we will be in compliance during 2023.
As of December 31, 2022, our last test date, KBS was in compliance with the bi-annual financial covenants under the KBS Loan Agreement.
As of December 31, 2022, our last test date, EBGL was in compliance with the bi-annual financial covenants under the EBGL Loan Agreement.
As of December 31, 2022, our last test date, SRE was in compliance with the bi-annual financial covenants under the Star Loan Agreement.
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
The Webster Loan Agreement and Star Loan Agreement allow for amounts borrowed thereunder to be subject to a floating interest rate which may change with market interest rates. An increase in prevailing interest rates would have an effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our indebtedness.
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
There is no assurance that we will be able to maintain compliance with the minimum closing price requirement. In the event that we fail to maintain compliance with Nasdaq listing requirements for 30 consecutive trading days, Nasdaq may send us a notice stating we will be provided a period of 180 days to regain compliance with the minimum bid requirement or else Nasdaq may make a determination to delist our common stock or grant a transfer of our listing to the Nasdaq Capital Market, wherein we would be provided another 180 days to regain compliance. On January 19, 2023 we received a letter stating we failed to meet the closing bid price for the last 30 consecutive business days. If our common stock were to be delisted from Nasdaq and was not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline.
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
Unless full cumulative dividends on our preferred stock have been, or contemporaneously are, declared and paid or declared and a sum sufficient for the payment thereof is set apart for payment for all past dividend periods, no dividends (other than a dividend in shares of common stock or other shares of stock ranking junior to the Series A Preferred Stock (as defined herein) as to dividends and upon liquidation) may be declared and paid or declared and set apart for payment on our common stock, nor may any shares of common stock be redeemed, purchased or otherwise acquired for any consideration by us. To the extent dividends are not paid on our preferred stock, cumulative dividends accrue as part of the liquidation value of our preferred stock, which has a liquidation value of $10.00 per share at issuance. Dividends on our preferred stock are payable out of amounts legally available therefor at a rate equal to 10.0% per annum per $10.00 of stated liquidation preference per share, or $1.00 per share of our preferred stock per year. Dividends on our preferred stock are only payable in cash. As of December 31, 2022, there were 1,915,637 shares of our Series A Preferred Stock outstanding.

If we fail to pay dividends on our Series A Preferred Stock for six or more consecutive quarters, holders of our Series A Preferred Stock will be entitled to elect two additional directors to our board of directors.
To the extent dividends are not paid on the Series A Preferred Stock in accordance with their terms, cumulative dividends will accrue as part of the liquidation value of the Series A Preferred Stock. Whenever dividends on any shares of Series A Preferred Stock are in arrears for six or more consecutive quarters, then the holders of those shares together with the holders of all other series of preferred stock equal in rank with the Series A Preferred Stock upon which like voting rights have been conferred and are exercisable, will be entitled to vote separately as a class for the election of a total of two additional directors to our board of directors. Holders of our common stock will not be entitled to vote for or against such additional directors.
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.PROPERTIES
Effective January 1, 2021, we moved our principal executive offices from Suwanee, GA to Old Greenwich, CT, where we lease 2,006 square feet of office space.
We maintain a lease for 7,500 square feet of office space in Suwanee, GA for our healthcare business. We also lease a 21,300 square foot facility in Poway, CA that houses our Diagnostic Imaging operations. Diagnostic Services leases approximately 24 small hub locations in the various states in which we operate. These hubs primarily house our fleet of mobile imaging cameras and vans.
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
As of March 7, 2023 there were approximately 164 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (2)
October 1, 2022 – October 31, 2022	—	—	—	200,000
November 1, 2022 – November 30, 2022	—	—	—	200,000
December 1, 2022 – December 31, 2022	—	—	—	200,000
Total	—	—	—	200,000
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
(2)As of December 31, 2022, there were no cumulative shares purchased as part of the 2018 Buyback Program and 200,000 shares that may yet be purchased under the 2018 Buyback Program.
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
Overview
Star Equity Holdings, Inc. (“Star Equity”, the “Company”, “we”, “our”) is a multi-industry diversified holding company with three divisions. Our operating divisions participate in two key industry sectors of the economy, Healthcare and Construction. In addition, we have an internally funded Investments division.
Our Healthcare division, which operates as Digirad Health, Inc. (“Digirad Health”), provides products and services in the area of nuclear medical imaging with a focus on cardiac health. Digirad Health operates across the United States and comprises two lines of business—imaging services offered to healthcare providers using a fleet of our proprietary solid-state gamma cameras and the manufacturing, distribution, and maintenance of our proprietary solid-state gamma cameras.
Our Construction division is made up of three operating businesses: KBS Builders, Inc. (“KBS”), EdgeBuilder, Inc. (“EdgeBuilder”), and Glenbrook Building Supply, Inc. (“Glenbrook”), with the latter two managed together and referred to jointly as “EBGL”. KBS is based in Maine and manufactures modular buildings for installation principally in New England. EBGL is based in the Minneapolis-Saint Paul area and principally serves the Upper Midwest. Together, the EBGL businesses manufacture and deliver structural wall panels and other engineered wood-based products, as well as distribute building materials primarily to professional builder customers.
Currently, our Investments division is an internally funded unit directly supervised by Star Equity management. This entity currently holds our corporate-owned real estate, which currently includes our three manufacturing facilities in Maine that are leased to KBS. Also, this unit holds several minority investments in other small public companies.
Current Market Conditions
We expect that the majority of the negative effects of the COVID-19 pandemic are now behind us. Since early 2021, the vaccine rollout has gradually allowed us to return to a more normal operating environment. Our Healthcare business has now returned to pre-COVID levels. Our Construction business continued to benefit in 2022 from a strong housing market on the demand side. Supply chains have improved, but the labor market remains tight.
The target market for our Healthcare products and services is comprised of cardiologists, internal medicine physicians, family practice physicians, hospitals, integrated delivery networks, and federal institutions in the United States that perform or could perform a diagnostic imaging procedure or have interest in purchasing diagnostic imaging products. Our Healthcare businesses currently operate in approximately 43 states. During the twelve months ended December 31, 2022, we witnessed a return to pre-COVID volume of imaging, although we have seen some negative impacts from the continuing nationwide shortage of Nuclear Medicine Technologists, as well as a temporary radiopharmaceutical supply disruption in late 2022.
The target customers for our Construction division include professional home builders, general contractors, project owners, developers, and design firms. Housing demand remained strong throughout 2022, despite large interest rate increases. Supply chains also improved. While still volatile, materials prices eased in the second half of 2022. We benefited from having implemented both price increases and margin protection language in our contracts and this had a significantly positive effect on our profitability in 2022.
Trends and Drivers
Our Healthcare division’s market for diagnostic products and services is highly competitive. Our business, which is focused primarily on private practices and hospitals, continues to face uncertainty in the demand for diagnostic services and imaging equipment, which we believe is due in part to the impact of the Deficit Reduction Act on the reimbursement environment, the 2010 Healthcare Reform laws, the COVID-19 pandemic impact, and general uncertainty in overall healthcare and legislative changes in healthcare, such as the Affordable Care Act. These challenges have impacted, and will likely continue to impact, our operations. We believe that the principal competitive factors in our market include budget availability for our capital equipment, qualifications for reimbursement, pricing, ease-of-use, reliability, and mobility. We have addressed, and will continue to address, these market pressures by modifying our Healthcare business models, and by assisting our healthcare customers in complying with new regulations and requirements.

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
Discontinued Operations
The DMS Sale Transaction (as defined in Note 3 to our consolidated financial statements) was completed on March 31, 2021, for $18.75 million in cash. After certain adjustments, including a working capital adjustment, we received an immaterial net escrow settlement in January 2022. The sale of MDOS (as defined in Note 2 to our consolidated financial statements) was completed on February 1, 2021 for the original principal amount of $1.4 million and entry into multi-year service and support agreements between MDOSCA and Digirad Health.
Goodwill valuation
We review goodwill for impairment on an annual basis during the fourth quarter, and when events or changes in circumstances indicate that a reduction in the carrying value may not be recoverable. We recognize an impairment charge if we determine that the carrying value of the reporting unit exceeds its fair value and such loss should not exceed the total goodwill allocated to the reporting unit. No impairment of goodwill was recorded in 2022.
We also review long-lived assets for impairment, when events or changes in circumstances indicate that a reduction in the carrying value may not be recoverable. There are numerous factors that may cause the fair value of a reporting unit to fall below its carrying amount and/or that may cause the value of long-lived assets to not be recoverable, which could lead to the measurement and recognition of long-lived asset impairment charges. These factors include, but are not limited to, significant negative variances between actual and expected financial results, lowered expectations of future financial results, failure to realize anticipated synergies from acquisitions, adverse changes in the business climate, and the loss of key personnel. As of December 31, 2022 we performed qualitative trigger events analysis and concluded that if we are not able to achieve projected performance levels, future impairments could be possible, which could negatively impact our earnings. Based on the results of this qualitative assessment, we determined that it is more likely than not that long-lived assets were not impaired.
See Note 7. Goodwill, within the notes to our accompanying consolidated financial statements for further information.
2022 Financial Highlights
2022 Revenues were $112.2 million, representing an increase of $5.6 million, or 5.2%, over 2021 Revenues of $106.6 million. This increase was driven by Construction division revenue growth of $9.1 million primarily related to a higher number of projects completed and increased pricing at KBS and EBGL. This was partially offset by a Healthcare division revenue decline of $3.6 million primarily related to fewer total scanning days due to the national shortage of Nuclear Medicine Technologists and a temporary shortage of radiopharmaceuticals.
2022 Gross profit was $25.9 million, representing an increase of $10.6 million, or 69.8%, over 2021 Gross profit of $15.2 million. The increase is primarily due to a rise in Construction division Gross profit by $9.7 million related to increased pricing levels in 2022 in addition to a rise of $1.1 million in Healthcare division Gross profit due to improved revenue mix.
2022 Operating expenses were $29.0 million, representing an increase of $2.1 million, or 8%, over 2021 total Operating Expenses of $26.8 million. The increase of $2.1 million is primarily due to additional $4.7 million in sales, marketing, and general and administrative expenses in 2022. In 2021, Operating expenses included an impairment of goodwill in the Construction division, which was offset by a gain on the sale of MDOS.
2022 Loss from continuing operations, net of income taxes, was $5.3 million which reflects improved results compared to 2021 Loss from continuing operations, net of tax, of $8.9 million. These improved results were primarily driven by an increase in Gross profit of $10.7 million from our operating segments, offset by higher overall Operating expenses of $2.1 million. 2021 Other income (expense) was aided by a gain on PPP loan forgiveness of $4.2 million.

Use of EBITDA (Non-GAAP measure)
Management believes earnings before taxes, interest, depreciation, and amortization (“EBITDA”) is a meaningful indicator of the Company’s performance that provides useful information to investors regarding the Company’s financial condition and results of operations. EBITDA is also considered by management as an indicator of operating performance and the most comparable measure across the regions in which we operate. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA is a non-Generally Accepted Accounting Principles (“non-GAAP”) financial measure that is not intended to be considered in isolation from, as substitute for, or as superior to, the corresponding financial measure prepared in accordance with GAAP or as a measure of the Company’s profitability. Because of these and other limitations, EBITDA should be considered along with GAAP based financial performance measures, including operating income or net income prepared in accordance with GAAP. EBITDA is derived from net income (loss) adjusted for the provision for (benefit from) income taxes, interest expense (income), and depreciation and amortization.
The reconciliation of EBITDA from continuing operations to the most directly comparable GAAP financial measure is provided in the table below:

	Year Ended December 31,
$ in thousands	2022	2021
Net income (loss)	$(5,252)	$(2,983)
Adjustment for income (loss) from discontinued operations, net of income taxes	—	5,948
Loss from continuing operations	(5,252)	(8,931)
Adjustments to loss from continuing operations
Depreciation and amortization	3,535	3,472
Interest expense, net	975	905
Provision for income taxes	174	60
Total adjustments from income (loss) from continuing operations to EBITDA	4,684	4,437
EBITDA from continuing operations	$(568)	$(4,494)

Results of Operations
Comparison of Years Ended December 31, 2022 and 2021
The following table sets forth our results from operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,				Change from Prior Year
	2022	% of Revenues	2021	% of Revenues *	Dollars	Percent
Total revenues	$112,151	100.0%	$106,559	100.0%	$5,592	5.2%
Total cost of revenues	86,272	76.9%	91,319	85.7%	(5,047)	(5.5)%
Gross profit	25,879	23.1%	15,240	14.3%	10,639	69.8%
Operating expenses:
Selling, general and administrative	27,264	24.3%	22,595	21.2%	4,669	20.7%
Amortization of intangible assets	1,720	1.5%	1,728	1.6%	(8)	(0.5)%
Goodwill impairment	—	—%	3,359	3.2%	(3,359)	(100.0)%
Gain on sale of MDOS	—	—%	(847)	(0.8)%	847	(100.0)%
Total operating expenses	28,984	25.8%	26,835	25.2%	2,149	8.0%
Net income (loss) from continuing operations	(3,105)	(2.8)%	(11,595)	(10.9)%	8,490	(73.2)%
Other (expenses) income	(998)	(0.9)%	(550)	(0.5)%	(448)	81.5%
Interest expense, net	(975)	(0.9)%	(905)	(0.8)%	(70)	7.7%
Gain on forgiveness of PPP loans	—	—%	4,179	3.9%	(4,179)	(100.0)%
Total other income (loss)	(1,973)	(1.8)%	2,724	2.6%	(4,697)	(172.4)%
Income (loss) from continuing operations before income taxes	(5,078)	(4.5)%	(8,871)	(8.3)%	3,793	(42.8)%
Income tax provision	(174)	(0.2)%	(60)	(0.1)%	(114)	190.0%
Income (loss) from continuing operations, net of income taxes	(5,252)	(4.7)%	(8,931)	(8.4)%	3,679	(41.2)%
Income (loss) from discontinued operations, net of income taxes	—	—%	5,948	5.6%	(5,948)	(100.0)%
Net income (loss)	$(5,252)	(4.7)%	$(2,983)	(2.8)%	$(2,269)	76.1%
*Percentage may not add due to rounding
Revenues
Healthcare
Healthcare revenue by segment is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Healthcare Revenue	$55,002	$58,556	$(3,554)	(6.1)%
Healthcare revenue decreased 6.1% compared to the prior year driven primarily by a decrease in revenue from fewer camera sales in 2022 and fewer total scanning days due to the national shortage of nuclear medicine technologists and a temporary shortage of radiopharmaceuticals.
Construction
Construction revenue is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Construction Revenue	$57,149	$48,003	$9,146	19.1%
Construction revenue increased 19.1% primarily due to a higher number of projects completed of varying sizes and increased pricing at KBS and EBGL.

Gross Profit
Healthcare Gross Profit
Healthcare gross profit is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	% Change
Healthcare gross profit (loss)	$13,509	$12,459	8.4%
Healthcare gross margin	24.6%	21.3%
The increase in Healthcare gross margin percentage was mainly due to favorable mix of product and service revenues.
Construction Gross Profit
Construction gross profit is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	% Change
Construction gross profit (loss)	$12,660	$3,008	320.9%
Construction gross margin	22.2%	6.3%
The increase in Construction gross profit and gross margin was predominately due to increases in revenue at KBS and EBGL for large commercial projects. We have significantly increased prices to offset higher input costs and have seen an improvement in our gross margin overall in 2022. Our backlog and sales pipeline remain strong despite economic headwinds.
Investments Gross Loss
Investments gross loss is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	% Change
Investments gross profit (loss)	$(290)	$(227)	(27.8)%
The gross loss relates to depreciation expense associated with the three manufacturing facilities acquired in April 2019.
Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Year Ended December 31,				Percent of Revenues
	2022	2021	$ Change	% Change	2022	2021
Selling, general and administrative	$27,264	$22,595	$4,669	20.7%	24.3%	21.2%
Amortization of intangible assets	1,720	1,728	(8)	(0.5)%	1.5%	1.6%
Goodwill impairment	—	3,359	(3,359)	(100.0)%	—%	3.2%
Gain on sale of MDOS	—	(847)	847	N/M	—%	(0.8)%
Total operating expenses	$28,984	$26,835	$2,149	8.0%	25.8%	25.2%
On a consolidated basis, total operating expenses increased by $2.1 million. Sales, general and administrative expenses (SG&A) increased by $4.7 million. The largest components of the increase were $3.0 million in one-time legal costs and $0.8 million in retention and severance costs, both related to our healthcare segment.
Goodwill non-cash impairment charges were $3.4 million in 2021, primarily as a result of an impairment recorded during the fourth quarter of 2021 in our KBS reporting unit. See Note 7. Goodwill, within the notes to our accompanying consolidated financial statements for further information.

Other Income (Expense)
Total other income (expense) is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021
Other income (expense)	$(998)	$(550)
Interest expense, net	(975)	(905)
Gain on forgiveness of PPP loans	—	4,179
Total other income (expense)	$(1,973)	$2,724
Other income (expense) for the year ended December 31, 2022 and 2021 includes unrealized losses within our investment division and interest expense. In 2021 other income (expense) included $4.2 million in Paycheck Protection Program (“PPP”) loan forgiveness from the Healthcare and Construction businesses.
Income Tax (Expense) Benefit
Intraperiod allocation rules require us to allocate our provision for income taxes between continuing operations and other categories or comprehensive income (loss) such as discontinued operations. During the twelve months ended December 31, 2022, and 2021, a tax provision of $0.2 million and $0.1 million were recorded, in both years respectively. For the year ended December 31, 2021, we recorded a benefit of $79 thousand to discontinued operations.
See Note 12. Income Taxes, within the notes to our accompanying consolidated financial statements for further information.
Net income (loss) from Discontinued Operations
As described in Note 3. Discontinued Operations, within the notes to our accompanying consolidated financial statements, the results of our Mobile Healthcare reportable segment have been reported as discontinued operations for all periods presented.
Liquidity and Capital Resources
Overview
Cash Flows from Operating Activities
For the year ended December 31, 2022, net cash used in operating activities was $3.9 million, as compared to $6.5 million used in 2021. The improvement in net cash used in operating activities is attributable to better operating performance, particularly at our Construction Division. In 2021 consolidated net income included non-cash items related to the gain on sale of our DMS Health Technologies, Inc. (“DMS Health”) and MD Office Solutions businesses, and PPP loan forgiveness.
Cash Flows from Investing Activities
For the year ended December 31, 2022, net cash used in investing activities was $5.1 million, which principally consists of purchases of equity securities of $4.4 million, as we expanded our Investments Division. For the year ended December 31, 2021, net cash provided by investing activities was $17.8 million, which was primarily attributable to the proceeds we received from the sale of DMS for $18.75 million.
Cash Flows from Financing Activities
For the year ended December 31, 2022, net cash provided by financing activities was $8.9 million, as compared to net cash used in financing activities of $10.0 million in 2021. The increase in cash provided by financing activities was primarily due to net proceeds of $12.7 million raised through our 2022 public equity offering offset by debt repayments in 2022 of $6.2 million.
Summary of Cash Flows
The following table shows cash flow information for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(3,857)	$(6,450)
Net cash (used in) provided by investing activities	$(5,093)	$17,802
Net cash provided by (used in) financing activities	$8,941	$(9,975)

Sources of Liquidity
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations, cash available on our revolving lines of credit from our credit facility with Webster Bank, N.A., a national banking association (“Webster”), as successor in interest to Sterling National Bank (“Sterling”), our three credit facilities with eCapital Asset Based Lending Corp., formerly known as Gerber Finance Inc. (“eCapital”), and cash raised from equity financings. As of December 31, 2022, we had $4.7 million of cash and cash equivalents. Two eCapital revolving credit facilities directly support our Construction businesses. As of December 31, 2022, we had additional borrowing capacity of $1.3 million and no amounts outstanding on the KBS revolver. We were at a $2.6 million outstanding balance at EBGL and they had additional borrowing capacity of $0.4 million under their facility. Both facilities have a $4 million maximum limit depending on prevailing collateral levels, mainly A/R and inventory, at each business. We were at an $8.3 million outstanding balance and an additional borrowing capacity of $0.3 million on the Webster Credit Facility (as defined below), which primarily support the healthcare business. In January 2022, we successfully completed the 2022 Public Offering with net proceeds of $12.7 million.
Liquidity and Management’s Plan
At December 31, 2022, the Company identified certain conditions and events which in the aggregate required management to perform an assessment of the Company’s ability to continue as a going concern. These conditions included the Company’s recurring losses from operations, accumulated deficit position and negative cash flows from operations. In addition, we were not in compliance with our Webster Loan Agreement covenants and we had not obtained a waiver of noncompliance. The balance of the outstanding Webster Bank debt is $8.3 million as of December 31, 2022 (see Note 8. Debt). Upon the occurrence and during the continuation of an event of default under the Webster Loan Agreement, Webster may, among other things, declare the loan immediately due and payable and increase the interest rate at which the loan bears interest. As a result of the above factors, management has performed an analysis to evaluate the entity’s ability to continue as a going concern for one year after the financial statements issuance date.
As of December 31, 2022, cash and cash equivalents amounted to $4.7 million and our investments in publicly traded companies amounted to $3.5 million. We have borrowing capacity on all lines of credit aggregating $2.0 million as of December 31, 2022. Management has projected positive cash flow generation for the next 12 months from the issuance date of these financial statements. Such projections take past performance into consideration and also give consideration to repayment of the Webster Loan balance in advance of the maturity date. Our forecasts are dependent on our ability to maintain margins at our operating companies which includes achieving levels of booked orders, minimize expenses and generate certain free cash flow benchmarks through March 31, 2024.
Based on management’s analysis the Company believes that projected cash flows from operations, together with existing working capital, booked orders, expense management and existing and projected borrowing capacity will be sufficient to fund operations at current and projected levels and to repay debt obligations over the next twelve months, and we anticipate that we will be back in compliance with the Webster Loan Agreement covenants in 2023. However, there can be no assurance that we will be able to do so. As a result of management’s analysis, we believe that the conditions that led us to conclude substantial doubt in prior periods have been alleviated. As a result of recurring losses, the continued viability of the Company beyond March 2024 may be dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance on the availability or terms upon financing and capital that might be available in the future, if necessary.
Common Stock Offerings
On May 28, 2020, we closed an underwritten public offering (the “2020 Public Offering”) pursuant to an underwriting agreement with Maxim Group LLC, as representative of the underwriters. The 2020 Public Offering was for 2,225,000 shares of our common stock, and 2,225,000 warrants (the “Warrants”) to purchase up to 1,112,500 additional shares of our common stock. The 2020 Public Offering price was $2.24 per share of common stock and $0.01 per accompanying Warrant (for a combined offering price of $2.25). Gross proceeds, before deducting underwriting discounts and offering expenses and excluding any proceeds we may receive upon exercise of the common warrants, were $5.0 million and net proceeds were $5.2 million.
On January 24, 2022, we closed the 2022 Public Offering. The 2022 Public Offering was for 9,500,000 shares of common stock (or pre-funded warrants to purchase shares of common stock in lieu thereof) and warrants to purchase up to 9,500,000 shares of common stock (the “common warrants”). Each share of common stock (or pre-funded warrant in lieu thereof) was sold together with one common warrant to purchase one share of common stock at a price of $1.50 per share and common warrant. Additionally, Company issued to Maxim 237,500 common stock purchase warrants (the “Underwriter’s Warrants”) to purchase up to 237,500 shares of Common Stock at an exercise price of $1.65 per common warrant. Gross proceeds, before deducting underwriting discounts and offering expenses and excluding any proceeds we may receive upon exercise of the common warrants, were $14.3 million and net proceeds were $12.7 million.

As of December 31, 2022, of the warrants issued through the 2020 Public Offering, 1.0 million warrants were exercised and 1.4 million warrants remained outstanding, which represents 0.7 million shares of common stock equivalents, at an exercise price of $2.25. As of December 31, 2022, of the Warrants issued through the 2022 Public Offering, there were 10.9 million Warrants and 0.3 million prefunded warrants outstanding at an exercise price of $1.50 and $0.01, respectively. The Underwriter’s Warrants have not been exercised.
Credit Facilities
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
The Webster Loan Agreement is a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for revolving loans (the “Webster Credit Facility”). As of December 31, 2022, the Company had $0.1 million of letters of credit outstanding and had additional borrowing capacity of $0.3 million under the Webster Credit Facility. Financial covenants require that the borrowers under the Webster Loan Agreement maintain (a) a fixed charge coverage ratio as of the last day of a fiscal quarter of not less than 1.25 to 1.0 and (b) a leverage ratio as of the last day of such fiscal quarter of no greater than 3.50 to 1.0. As of December 31, 2022 the Company was not in compliance with the covenants under the Webster Loan Agreement and had not yet obtained a waiver from Webster for these financial covenant breaches.
eCapital Credit Facilities
EdgeBuilder and Glenbrook (the “EBGL Borrowers”) are parties to a Loan and Security Agreement with eCapital (the “EBGL Loan Agreement”), providing for a $4.0 million credit facility which matures in June 2023 with an auto-renewal of one year thereafter (the “EBGL Loan”). As of December 31, 2022, EBGL had additional borrowing capacity of $0.4 million under the facility. As of December 31, 2022 , $2.6 million was outstanding under the EBGL Loan Agreement. As of December 31, 2022, EBGL was in compliance with the bi-annual financial covenants under the EBGL Loan Agreement.
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
KBS has a $4.0 million credit facility with eCapital (the “KBS Loan Agreement”), which matures in June 2023 with an auto-renewal of one year thereafter. As of December 31, 2022, KBS had additional borrowing capacity of $1.3 million under the facility. As of December 31, 2022, $0.0 million was outstanding under the KBS Loan Agreement. As of December 31, 2022, KBS was in compliance with the bi-annual financial covenants under the KBS Loan Agreement.
Financial covenants require that KBS maintain (a) net cash income (as defined in the KBS Loan Agreement) of at least equal to no less than $0 for the trailing 6-month period ending June 30, 2022 and be no less than $500,000 for the trailing fiscal year end and (b) a minimum EBITDA (as defined in the KBS Loan Agreement) of no less than $0 as of June 30 and no less than $850,000 as of the fiscal year end.
Term Loan
We and certain of our Investments subsidiaries (collectively, the “Star Borrowers”) are party to a Loan and Security Agreement with eCapital, as successor in interest to Gerber Finance, Inc. (as amended, the “Star Loan Agreement”), which provides for a credit facility with borrowing availability of up to $2.5 million, bearing interest at the prime rate plus 3.5% per annum, and matures on January 31, 2025, unless terminated in accordance with the terms therein (the “Star Loan”). As of December 31, 2022, the short term loan includes $0.8 million of the Star Loan, net of issuance costs.
The Star Loan is secured by the assets of SRE, 947 Waterford Road, LLC, 300 Park Street, LLC and 56 Mechanic Falls Road, LLC and guaranteed by the Company. The Star Loan is subject to certain annual financial covenants. The financial covenants under the Star Loan Agreement include maintenance of a debt service coverage ratio of not less than 1:00 to 1:00, as defined in the Star Loan Agreement. The occurrence of any event of default under the Star Loan Agreement may result in the obligations of the Star Borrowers becoming immediately due and payable. As of December 31, 2022, no event of default was deemed to have occurred and the Star Borrowers were in compliance with the annual financial covenants under the Star Loan Agreement measured as of December 31, 2022.

Paycheck Protection Program
From April 2020 through May 2020, the Company and its subsidiaries received $6.7 million of loans under the Paycheck Protection Program (“PPP”). Total PPP loans received for the Healthcare division and Construction division were $5.5 million and $1.2 million, respectively.
All PPP loans were forgiven, resulting in a gain of $4.2 million in 2021.
See Note 8. Debt in the accompanying notes to the financial statements for further details.
Off-Balance Sheet Arrangements
As of December 31, 2022, there were no off balance sheet arrangements.
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
Revenue recognition is evaluated on a contract basis. Performance obligations are satisfied over time as work progresses or at a point in time. From time-to-time we enter into contracts within our construction sector that produce assets with no alternative use and contain an enforceable right to payment, including a reasonable profit margin. Determining if an enforceable right to payment includes a reasonable profit margin requires judgment and is assessed on a contract by contract basis. For contracts requiring over time revenue recognition, the selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We use a cost-based input measurement of progress because it best depicts the transfer of assets to the customer, which occurs as costs are incurred during the manufacturing process or as services are rendered. Under the cost-based measure of progress, the extent of progress towards completion is measured based on the costs incurred to date. There were no such contracts outstanding as of December 31, 2022 and 2021.
Goodwill Valuation
We review goodwill for impairment on an annual basis during the fourth quarter, and when events or changes in circumstances indicate that a reduction in the carrying value may not be recoverable. We initially assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Upon review of the results of such assessment, we may begin performing impairment analysis by quantitatively comparing the fair value of the reporting unit to the carrying value of the reporting unit, including goodwill. An impairment charge for goodwill is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value and such loss should not exceed the total goodwill allocated to the reporting unit.

There are numerous factors that may cause the fair value of a reporting unit to fall below its carrying amount and/or that may cause the value of long-lived assets to not be recoverable, which could lead to the measurement and recognition of goodwill and/or long-lived asset impairment charges. These factors include, but are not limited to, significant negative variances between actual and expected financial results, lowered expectations of future financial results, failure to realize anticipated synergies from acquisitions, adverse changes in the business climate, and the loss of key personnel. As of December 31, 2022, we performed a qualitative assessment and did not identify any triggering events that would lead to the performance of a quantitative analysis. We recorded goodwill impairment of $3.4 million for the KBS reporting unit during the year ended December 31, 2021. See Note 7. Goodwill, within the notes to our consolidated financial statements, for further information.
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
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Debt obligations under all of our Company Loan Agreements are subject to variable rates of interest based on LIBOR, the administrative agent’s prime rate or the U.S. federal funds rate. A 100 basis point increase in the underlying interest rate would result in an additional annual interest expense of approximately $0.1 million, assuming related line of credit of $11.7 million, which is the amount of outstanding borrowings at December 31, 2022.
At December 31, 2022, the Company’s borrowings under the Company Loan Agreements are all at variable rates.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STAR EQUITY HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms (Wolf & Company, P.C., Boston, MA, PCAOB ID # 392, BDO USA, LLP , San Diego, CA, PCAOB ID # 243)	42
Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021	44
Consolidated Balance Sheets at December 31, 2022 and 2021	45
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021	47
Consolidated Statements of Mezzanine and Stockholders’ Equity for the Years Ended December 31, 2022 and 2021	49
Notes to Consolidated Financial Statements	50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Star Equity Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Star Equity Holdings, Inc. (the Company) as of December 31, 2022, the related consolidated statements of operations, stockholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

The assessment of the Company’s ability to continue as a going concern

As discussed in Note 2 to the financial statements, such financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has identified conditions that raise substantial doubt about its ability to continue as a going concern and has concluded that such substantial doubt is alleviated as a result of consideration of their plans.

We identified management’s assessment of their ability to continue as a going concern as a critical audit matter. Significant auditor judgment was required to evaluate certain key assumptions regarding the cash flow projections, including the timing of repayment of debt obligations.

The primary procedures we performed to address this critical audit matter included (i) evaluating the significant assumptions used in developing financial projections (ii) evaluating the sensitivity to change of assumptions used, including the timing of repayment of debt obligations currently in default and (iii) assessing management’s financial projections in the context of other audit evidence obtained during the audit and historical performance to determine whether it was contradictory to the conclusion reached by management.
We have served as the Company’s auditor since 2022.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Star Equity Holdings, Inc.
Old Greenwich, Connecticut

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Star Equity Holdings, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, consolidated mezzanine and stockholders’ equity, and consolidated cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from continuing operations for the year ended December 31, 2021 and has an accumulated deficit as of December 31, 2021. The Company is currently forecasting a potential covenant breach for its loan within twelve months after the date the financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2015.
San Diego, California
March 31, 2022, except for Note 1, Healthcare Service Revenue Recognition and Healthcare Product and Product-Related Revenue Recognition paragraphs of Note 2, Note 4 and Note 15 which is dated June 17, 2022. In 2022 we became the predecessor auditor.

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2022	2021
Revenues:
Healthcare	$55,002	$58,556
Construction	57,149	48,003
Investments	—	—
Total revenues	112,151	106,559

Cost of revenues:
Healthcare	41,493	46,097
Construction	44,489	44,995
Investments	290	227
Total cost of revenues	86,272	91,319

Gross profit	25,879	15,240

Operating expenses:
Selling, general and administrative	27,264	22,595
Amortization of intangible assets	1,720	1,728
Goodwill impairment	—	3,359
Gain on sale of MD Office Solutions	—	(847)
Total operating expenses	28,984	26,835

Net income (loss) from continuing operations	(3,105)	(11,595)

Other income (expense):
Other income (expense), net	(998)	(550)
Interest expense, net	(975)	(905)
Gain on forgiveness of PPP loans	—	4,179
Total other income (expense), net	(1,973)	2,724

Income (loss) from continuing operations before income taxes	(5,078)	(8,871)
Income tax provision	(174)	(60)
Income (loss) from continuing operations, net of tax	(5,252)	(8,931)
Income (loss) from discontinued operations, net of tax	—	5,948
Net income (loss)	(5,252)	(2,983)
Deemed dividend on Series A perpetual preferred stock	(1,916)	(1,906)
Net income (loss) attributable to common stockholders	$(7,168)	$(4,889)

Net income (loss) per share - basic and diluted
Net income (loss) per share, continuing operations	$(0.36)	$(1.76)
Net income (loss) per share, discontinued operations	$—	$1.17
Net income (loss) per share - basic and diluted*	$(0.36)	$(0.59)
Deemed dividend on Series A cumulative perpetual preferred stock per share	$(0.13)	$(0.37)
Net income (loss) per share, attributable to common stockholders - basic and diluted	$(0.49)	$(0.96)
Weighted-average common shares outstanding – basic and diluted	14,751	5,085

Dividends declared per share of Series A perpetual preferred stock	$1.00	$2.31
*Earnings per share may not add due to rounding
See accompanying notes to consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	December 31,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$4,665	$4,538
Restricted cash	142	278
Investments in equity securities	3,490	47
Lumber derivative contracts	—	666
Accounts receivable, net of allowances of $714 and $843, respectively	17,756	15,811
Inventories, net	10,627	8,525
Other current assets	2,587	1,998
Total current assets	39,267	31,863
Property and equipment, net	8,348	8,918
Operating lease right-of-use assets, net	4,482	4,494
Intangible assets, net	13,352	15,072
Goodwill	6,046	6,046
Other assets	1,807	1,659
Total assets	$73,302	$68,052

Liabilities, Mezzanine Equity and Stockholders’ Equity:
Current liabilities:
Accounts payable	$3,430	$4,277
Accrued liabilities	3,137	2,445
Accrued compensation	3,701	3,051
Accrued warranty	291	569
Lumber derivative contracts	104	—
Billings in excess of costs and estimated profit	—	312
Deferred revenue	3,376	2,457
Short-term debt	11,682	12,869
Operating lease liabilities	1,427	1,253
Finance lease liabilities	397	588
Total current liabilities	27,545	27,821
Deferred tax liabilities	176	72
Operating lease liabilities, net of current portion	3,141	3,299
Finance lease liabilities, net of current portion	386	706
Other liabilities	299	412
Total liabilities	31,547	32,310

Commitments and contingencies (Note 9)

Preferred stock,$0.0001 par value:10,000,000 shares authorized: Series A Preferred Stock, 8,000,000 shares authorized, liquidation preference ($10.00 per share), 1,915,637 shares issued and outstanding at December 31, 2021. (Liquidation preference: $18,988,390 as of December 31, 2021.)	—	18,988

Stockholders’ equity:
Preferred stock,$0.0001par value: 10,000,000 shares authorized: Series A Preferred Stock, 8,000,000 shares authorized, liquidation preference (10.00 per share), 1,915,637 shares issued and outstanding at December 31, 2022. (Liquidation preference: $18,988,390 as of December 31, 2022.)	18,988	—
Preferred stock, $0.0001 par value: 25,000 shares authorized; Series C Preferred stock, no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 50,000,000 and 30,000,000 shares authorized; 15,177,919 and 5,805,916 shares issued and outstanding (net of treasury shares) at December 31, 2022 and 2021, respectively	1	—

Treasury stock, at cost; 258,849 shares at December 31, 2022 and 2021, respectively	(5,728)	(5,728)
Additional paid-in capital	161,715	150,451
Accumulated deficit	(133,221)	(127,969)
Total stockholders’ equity	41,755	16,754
Total liabilities, mezzanine equity and stockholders’ equity	$73,302	$68,052
See accompanying notes to consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2022	2021
Operating activities
Net income (loss)	$(5,252)	$(2,983)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation of property and equipment	1,815	1,751
Amortization of intangible assets	1,720	1,728
Non-cash lease expense	1,218	1,453
Provision for bad debt, net	557	656
Stock-based compensation	438	527
Non-cash interest expense	135	182
Goodwill impairment	—	3,359
Write-off of borrowing costs	—	130
Gain on disposal of discontinued operations	—	(5,159)
Gain on disposal of MD Office Solutions	—	(847)
(Gain) Loss on sale of assets	(398)	(18)
Loss on write-off of software implementation costs	—	1,372
Deferred income taxes	103	22
Gain on Paycheck Protection Program loan forgiveness	—	(4,179)
Other	1,661	(319)
Changes in operating assets and liabilities:
Accounts receivable	(2,658)	(3,701)
Inventories	(2,102)	1,262
Other assets	(507)	(637)
Accounts payable	(844)	(1,001)
Accrued compensation	651	430
Deferred revenue and billings in excess of costs and estimated profit	614	499
Operating lease liabilities	(1,197)	(1,422)
Other liabilities	189	445
Net cash provided (used) by operating activities	(3,857)	(6,450)

Investing activities
Purchases of property and equipment	(1,189)	(788)
Proceeds from sale of discontinued operations	—	18,750
Proceeds from sale of property and equipment	432	132
Purchases of equity securities	(4,363)	(34)
Proceeds from sales of equity securities	27	42
Payments to acquire interest in variable interest entity	—	(300)
Net cash provided (used) by investing activities	(5,093)	17,802

Financing activities
Proceeds from borrowings	105,869	117,601
Repayment of debt	(107,155)	(125,076)
Fees paid on issuance of common stock	(450)	(37)
Proceeds from the sale of common stock, warrants, and exercise of over allotment options	13,198	629
Equity proceeds from related party private placement	—	2,113
Taxes paid related to net share settlement of equity awards	(5)	(18)
Repayment of obligations under finance leases	(600)	(769)
Preferred stock dividends paid	(1,916)	(4,418)
Net cash provided (used) by financing activities	8,941	(9,975)
Net change in cash, cash equivalents, and restricted cash including cash classified within current assets held for sale	(9)	1,377
Less: Net (decrease) increase in cash classified within current assets held for sale	—	(46)
Net change in cash, cash equivalents, and restricted cash	(9)	1,423

Cash, cash equivalents, and restricted cash at beginning of year	4,816	3,393
Cash, cash equivalents, and restricted cash at end of year	$4,807	$4,816

Reconciliation of cash, cash equivalents, and restricted cash at end of year
Cash and cash equivalents	$4,665	$4,538
Restricted cash	142	278
Cash, cash equivalents, and restricted cash at end of period	$4,807	$4,816

Supplemental Information
Cash paid during the year for interest	$689	$717
Cash paid during the year for income taxes	$432	$344

Non-Cash Investing Activities
MD Office Solutions Promissory Note Receivable	487	1,385
Non-Cash Financing Activities
Gain on Paycheck Protection Program Loan Forgiveness	—	4,179
Noncash property, plant, and equipment obtained in exchange for finance lease liabilities	90	—
Noncash right-of-use assets obtained in exchange for operating lease liabilities	1,492	—

See accompanying notes to consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE AND STOCKHOLDERS’ EQUITY
(In thousands)

	Perpetual Redeemable Preferred Stock		Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,916	$21,500	—	$—	4,798	$—	$(5,728)	$149,143	$(124,986)	$18,429
Stock-based compensation	—	—	—	—	—	—	—	527	—	527
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—		—	726	—	—	(18)	—	(18)
Equity issuance costs	—	—	—	—	—	—	—	(37)	—	(37)
Equity proceeds from related party private placement	—	—	—	—	—	—	—	2,113	—	2,113
Accrued dividend on perpetual preferred stock	—	1,906	—	—	—	—	—	(1,906)	—	(1,906)
Preferred stock dividends paid	—	(4,418)	—	—	—	—	—	—	—	—
Proceeds received from warrant exercise	—	—		—	281	—	—	629	—	629
Net income (loss)	—	—	—	—	—	—	—	—	(2,983)	(2,983)
Balance at December 31, 2021	1,916	$18,988	—	—	5,805	$—	(5,728)	$150,451	$(127,969)	$16,754
Stock-based compensation	—	—	—	—	—	—	—	438	—	438
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	—	—	198	—	—	(5)	—	(5)
Accrued dividend on redeemable preferred stock	—	479	—	—	—	—	—	(1,916)	—	(1,916)
Preferred stock dividends paid		(479)	—	—				—		—
Equity issuance costs	—	—	—	—	—	—	—	(450)	—	(450)
Proceeds from the sale of common stock, warrants, and exercise of over allotment options	—	—	—	—	9,175	1	—	13,197	—	13,198
Reclassification of preferred stock to permanent equity (See Note 1)	(1,916)	(18,988)	1,916	18,988	—	—	—	—	—	18,988
Net income (loss)	—	—	—	—	—	—	—	—	(5,252)	(5,252)
Balance at December 31, 2022	—	$—	1,916	$18,988	15,178	$1	$(5,728)	$161,715	$(133,221)	$41,755
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
Investments
Investments generates intercompany revenue from the lease of commercial properties and equipment through Star Real Estate Holdings. Our Investments division is an internally-focused unit that is directly supervised by Star Equity management. This entity was established to hold our corporate-owned real estate, which currently includes our three manufacturing facilities in Maine that are leased to KBS, as well as any minority investments we make in public and private companies. Star Equity Fund GP, LLC (“Star Equity Fund”), Star Investment Management, LLC (“Star Investment”), Star Real Estate Holdings USA, Inc. (“SRE”), and the subsidiaries of SRE that are included in this division are referred to collectively herein as the “Investments Subsidiaries.”
Effective as of the first quarter of 2022, we realigned our internal reporting structure into three reportable segments by combining Diagnostic Imaging and Diagnostic Services into one Healthcare segment to reflect the manner in which our Chief Operating Decision Maker (“CODM”) assesses performance and allocates resources. See Note 15. Segments, within the notes to our accompanying consolidated financial statements for financial data relating to our segments. All historical periods have been recast to conform to our current reportable segments.
Note 2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The consolidated financial statements are prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America and include our wholly owned subsidiaries financial statements. All intercompany accounts and transactions have been eliminated. The divestiture of our former Mobile Healthcare division is separately presented as discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2021. Refer to Note 3. Discontinued Operations for additional information.
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
Refer to preferred stock dividends discussed in Note 17. Perpetual Preferred Stock.
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
On February 1, 2021, the Company completed the sale of its MD Office Solutions (“MDOS”) subsidiary to M.D.O.S.C.A Inc., a California based holding company (“MDOSCA”), in exchange for a secured promissory note in the original principal amount of $1.4 million and entry into multi-year service and support agreements between MDOSCA and Digirad Health. This segment is reported on the Consolidated Statements of Operations as discontinued operations.
We allocated a portion of interest expense to discontinued operations since the proceeds received from the sale were required to be used to pay down outstanding borrowings under our revolving credit facility with Webster, as successor in interest to Sterling, further described in Note 8. Debt. The allocation was based on the ratio of assets generated based on the borrowing capacity to total borrowings capacity for the period.
Cash flows used in or provided by DMS Health operations as part of discontinued operations and prior year results are further disclosed in Note 3. Discontinued Operations.
Liquidity and Management’s Plan
At December 31, 2022, the Company identified certain conditions and events which in the aggregate required management to perform an assessment of the Company’s ability to continue as a going concern. These conditions included the Company’s recurring losses from operations, accumulated deficit position and negative cash flows from operations. In addition, we were not in compliance with our Webster Loan Agreement covenants and we had not obtained a waiver of noncompliance. The balance of the outstanding Webster Bank debt is $8.3 million as of December 31, 2022 (see Note 8. Debt). Upon the occurrence and during the continuation of an event of default under the Webster Loan Agreement, Webster may, among other things, declare the loan immediately due and payable and increase the interest rate at which the loan bears interest. As a result of the above factors, management has performed an analysis to evaluate the entity’s ability to continue as a going concern for one year after the financial statements issuance date.
As of December 31, 2022, cash and cash equivalents amounted to $4.7 million and our investments in publicly traded companies amounted to $3.5 million. We have borrowing capacity on all lines of credit aggregating $2.0 million as of December 31, 2022. Management has projected positive cash flow generation for the next 12 months from the issuance date of these financial statements. Such projections take past performance into consideration and also give consideration to repayment of the Webster Loan balance in advance of the maturity date. Our forecasts are dependent on our ability to maintain margins at our operating companies which includes achieving levels of booked orders, minimize expenses and generate certain free cash flow benchmarks through March 31, 2024.
Based on management’s analysis the Company believes that projected cash flows from operations, together with existing working capital, booked orders, expense management and existing and projected borrowing capacity will be sufficient to fund operations at current and projected levels and to repay debt obligations over the next twelve months, and we anticipate that we will be back in compliance with the Webster Loan Agreement covenants in 2023. However, there can be no assurance that we will be able to do so. As a result of management’s analysis, we believe that the conditions that led us to conclude substantial doubt in prior periods have been alleviated. As a result of recurring losses, the continued viability of the Company beyond March 2024 may be dependent on its ability to continue to raise additional capital to finance its operations. There can be no assurance on the availability or terms upon financing and capital that might be available in the future, if necessary.

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
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 and Topic 842 as explained below.
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
We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue.
The majority of our contracts have a single performance obligation, including certain instances which we provide a series of distinct goods or services that are substantially the same and are transferred with the same pattern to the customer. For contracts with multiple performance obligations, we allocate the total transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. We use an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available. For bill and hold sales, we determine when the customer obtains control of the product on a case-by-case basis to determine the amount of revenue to recognize each period.
Revenue recognition is evaluated on a contract by contract basis. Performance obligations are satisfied over time as work progresses or at a point in time. A performance obligation is satisfied over time when the company creates an asset with no alternative use and we have an enforceable right to payment, including a reasonable profit margin. Determining if an enforceable right to payment includes a reasonable profit margin requires judgment and is assessed on a contract by contract basis. For contracts requiring over time revenue recognition, the selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We use a cost-based input measurement of progress because it best depicts the transfer of assets to the customer, which occurs as costs are incurred during the manufacturing process or as services are rendered. Under the cost-based measure of progress, the extent of progress towards completion is measured based on the costs incurred to date.
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
We elected to not separate lease and non-lease components of our operating leases in which we are the lessee and lessor. Additionally, the Company elected not to recognize ROU assets and leases liabilities that arise from short-term leases of twelve months or less.

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
The Company occasionally enters into derivative financial instruments to manage certain market risks. These derivative instruments are not designated as hedging instruments and accordingly, are recorded at fair value in the Consolidated Balance Sheets with the changes in fair value recognized in cost of revenue in the Consolidated Statements of Operations.
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

Equity Securities
As of December 31, 2022 and 2021, securities consist of investments in equity securities that are publicly traded. Investments that are strategic in nature, with the intent to hold the investment over a several year period, are classified as other assets (non-current). These equity securities, with certain exceptions, are measured at fair value and changes in fair value are recognized in net income. During the year ended December 31, 2022, we recognized losses related to changes in fair value of $1.7 million in the Consolidated Statements of Operations. During the year ended December 31, 2021, we recorded gains related to changes in fair value of $0.3 million.
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
The following table summarizes the allowance for doubtful accounts, billing adjustments, and contractual allowances as of and for the years ended December 31, 2022, and 2021 (in thousands):

	Allowance for Doubtful Accounts(1)	Reserve for Billing Adjustments (2)
Balance at December 31, 2020	$496	$13
Provision adjustment	656	293
Write-offs and recoveries, net	(309)	(277)
Balance at December 31, 2021	843	29
Provision adjustment	556	159
Write-offs and recoveries, net	(685)	(175)
Balance at December 31, 2022	$714	$13
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

The following table summarizes our reserves for excess and obsolete inventory as of and for the years ended December 31, 2022 and 2021 (in thousands):

Reserve for Excess and Obsolete Inventories (1)
Balance at December 31, 2020	$399
Provision adjustment	30
Write-offs and scrap	(109)
Balance at December 31, 2021	320
Provision adjustment	15
Write-offs and scrap	(119)
Balance at December 31, 2022	$216
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
Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. No impairment was recorded on long-lived assets to be held and used during the years ended December 31, 2022 and 2021.
Goodwill Valuation
We review goodwill for impairment on an annual basis during the fourth quarter, and when events or changes in circumstances indicate that a reduction in the carrying value may not be recoverable. We initially assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Upon review of the results of such assessment, we may begin performing impairment analysis by quantitatively comparing the fair value of the reporting unit to the carrying value of the reporting unit, including goodwill. An impairment charge for goodwill is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value and such loss should not exceed the total goodwill allocated to the reporting unit.
Goodwill has historically been derived from the acquisition of ATRM in 2019, MD Office Solutions (“MDOS”) in 2015, and substantially all of the assets of Ultrascan, Inc. (“Ultrascan”) in 2007. See Note 7. Goodwill, for further information.
Self-Insured Health Insurance Benefits
Healthcare provides healthcare benefits to its employees through a self-insured plan with “stop loss” coverage. The Company records a liability that represents our estimated cost of claims incurred and unpaid as of the balance sheet date. Our estimated reserve is based on historical experience and trends related to both health insurance claims and payments. The ultimate cost of healthcare benefits will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims. As of December 31, 2022 and 2021, the reserve for estimated claims incurred and unpaid was $0.2 million and $0.6 million, respectively.
Restricted Cash
We maintain certain cash amounts restricted as to withdrawal or use. As of December 31, 2022 and 2021, restricted cash was $0.1 million and $0.3 million comprised of cash held for letters of credit for our real estate leases and certain minimum balance requirements on our banking arrangements.
Debt Issuance Costs
We incur debt issuance costs in connection with debt financings. Debt issuance costs for line of credit are presented in other assets and are amortized over the term of the revolving debt agreements using the straight-line method. Debt issuance costs for term debt are netted against the debt and are amortized over the term of the loan using the effective interest method. Amortization of debt issuance costs are included in interest expense. As of December 31, 2022 and 2021, we have $0.1 million and $0.3 million, respectively, of unamortized debt issuance costs.

Shipping and Handling Fees and Costs
We record all shipping and handling costs billed to customers as revenue earned for the goods provided. Shipping and handling costs related to continuing operations are included in cost of revenues and totaled $1.4 million for the years ended December 31, 2022 and 2021.
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
Within our Construction division, KBS provides a limited assurance warranty on its residential homes that covers substantial defects in materials or workmanship for a period of 12 months after delivery to the owner. EBGL provides a limited warranty on the sale of its wood foundation products that covers leaks resulting from defects in workmanship for a period of twenty-five years. Estimated warranty costs are accrued in the period that the related revenue is recognized. See Note 5. Supplementary Balance Sheet Information, for further information.
Advertising Costs
Advertising costs are expensed as incurred. Total advertising costs for the years ended December 31, 2022 and 2021 were $0.4 million and $0.3 million, respectively.
Basic and Diluted Net income (loss) Per Share
We present net income (loss) per share attributable to common stockholders in conformity with the two-class method required for participating securities, as the warrants are considered participating securities. We have not allocated net income (loss) attributable to common stockholders to warrants because the holders of our warrants are not contractually obligated to share in our income (loss). In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.
The following weighted-average outstanding common stock equivalents were not included in the calculation of diluted net income (loss) per share because their effect was antidilutive (in thousands):

	Year Ended December 31,
	2022	2021
Stock options	4	15
Stock warrants	11,100	768
Restricted stock units	119	72
Total	11,223	855
As of December 31, 2022, there were 1,045,460 warrants exercised and 12,892,040 warrants, which represents 12,189,770 shares of common stock equivalents, remained outstanding. See Note 18. Equity Transactions, for further information about warrants outstanding.
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

We recognize net deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
We record uncertain tax positions on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. We recognize interest and penalties related to unrecognized tax benefits within income tax expense, and any accrued interest and penalties would be included within the related tax liability. No such costs were recorded for the years ended December 31, 2022 and December 31, 2021.
Reclassifications
Certain Items on the prior year balance sheet were reclassified to conform with the current year presentation. These changes did not impact previously reported Consolidated Statement of Operations, stockholders’ equity, total assets or the Consolidated Statements of Cash Flows.
New Accounting Standards To Be Adopted
The FASB issued ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2020-03, and ASU 2022-02, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which amend the impairment model under ASC 326 by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. This update is effective for annual periods beginning after December 15, 2022, and interim periods within those periods, and early adoption is permitted. We adopted the standard on its effective date in the first quarter of 2023. We believe the adoption modified the way we analyze financial instruments, but the adoption did not have a material financial impact on our consolidated financial statements.
The FASB issued ASU 2020-04 and ASU 2022-06, Reference Rate Reform (Topic 848), to temporarily ease the potential burden in accounting for reference rate reform. The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The guidance generally can be applied through December 31, 2024. ASU 2020-04 does not have a material effect on our current financial position, results of operations or financial statement disclosures.
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
In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contracts assets and contract liabilities acquired in a business combination as it had originated the contracts. This update is effective for annual periods beginning after December 15, 2022, and interim periods within those periods, and early adoption is permitted. We adopted the standard on its effective date in the first quarter of 2023. The adoption did not have a material financial impact on our consolidated financial statements.

Note 3. Discontinued Operations
On October 30, 2020, Star Equity entered into a Stock Purchase Agreement (the “DMS Purchase Agreement”) between the Company (“Seller”), DMS Health, and Knob Creek Acquisition Corp., a Tennessee corporation (“Buyer”), pursuant to which the Buyer purchased all of the issued and outstanding common stock of DMS Health, which operated our Mobile Healthcare business unit, from Seller (the “DMS Sale Transaction”). The purchase price under the DMS Purchase Agreement was $18.75 million in cash, subject to certain adjustments, including a working capital adjustment. The transactions closed effective March 31, 2021.
We deemed the disposition of the Mobile Healthcare business unit to represent a strategic shift that will have a major effect on our operations and financial results. For the year ended December 31, 2021, the Mobile Healthcare business met the criteria to be classified as discontinued operations.
We allocated a portion of interest expense to discontinued operations since the proceeds received from the sale were required to be used to pay down outstanding borrowings under our revolving credit facility with Sterling National Bank (now Webster Bank). The allocation was based on the ratio of assets generated based on the borrowing capacity to total borrowings capacity for the period. In addition, certain general and administrative costs related to corporate and shared service functions previously allocated to the mobile healthcare reportable segment are included in discontinued operations.
The following table presents financial results of DMS Health for the year ended December 31, 2021. There have been no activities for the year ended December 31, 2022 (in thousands):

Year Ended December 31,
2021
Total revenues	$9,490
Total cost of revenues	6,973
Gross profit	2,517

Operating expenses:
Selling, general and administrative	1,469
Total operating expenses	1,469

Operating income from discontinued operations	1,048
Interest expense, net	(180)
Gain on sale of discontinued operations	5,159
Income from discontinued operations before income taxes	6,027
Income tax provision	(79)
Net Income from discontinued operations	$5,948
The following table presents the significant non-cash operating, investing and financing activities from discontinued operations for the year ended December 31, 2021 (in thousands):

Year Ended December 31,
2021
Operating activities
Depreciation	$7
Non-cash lease expense	256
Write -off of borrowing costs	130
Gain on sale of DMS discontinued operations	(5,159)
Investing activities
Proceeds from sale of discontinued operations	18,750
Proceeds from sale of property and equipment	3

Following is the reconciliation of purchase price to the gain recognized in income from discontinued operations for the year ended December 31, 2021 (in thousands):

Year Ended December 31, 2021
Estimated proceeds of the disposition, net of transaction costs	$18,750
Assets of the businesses	(20,920)
Liabilities of the businesses	7,712
Transaction expenses	(383)
Pre-tax gain on the disposition	$5,159
In April 2021, DMS Health contracted Digirad Imaging Solutions for a term of three years to purchase radiopharmaceuticals doses, resulting in $1.4 million and $1.1 million of revenues for the years ended December 31, 2022 and 2021, respectively
Note 4. Revenue
Disaggregation of Revenue
The following table presents our continuing revenues disaggregated by major source for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31, 2022
	Healthcare	Construction	Total
Major Goods/Service Lines
Mobile Imaging (1)	$40,548	$—	$40,548
Camera Sales	6,975	—	6,975
Camera Support	7,128	—	7,128
Healthcare Revenue from Contracts with Customers	54,651	—	54,651
Lease Income	351	—	351
Construction Revenue from Contracts with Customers	—	57,149	57,149
Total Revenues	$55,002	$57,149	$112,151

Timing of Revenue Recognition
Services and goods transferred over time	$41,516	$11,625	$53,141
Services and goods transferred at a point in time	13,486	45,524	59,010
Total Revenues	$55,002	$57,149	$112,151
(1) Revenue generated from DMS subsequent to their respective sales resulted in $1.4 million of total revenues.

	Year Ended December 31, 2021
	Healthcare	Construction	Total
Major Goods/Service Lines
Mobile Imaging(1)	$43,536	$—	$43,536
Camera Sales	7,959	—	7,959
Camera Support	6,832	—	6,832
Healthcare Revenue from Contracts with Customers	58,327	—	58,327
Lease Income	229	47	276
Construction revenue from Contracts with Customers	—	47,956	47,956
Total Revenues	$58,556	$48,003	$106,559

Timing of Revenue Recognition
Services and goods transferred over time	$45,457	$3,921	$49,378
Services and goods transferred at a point in time	13,099	44,082	57,181
Total Revenues	$58,556	$48,003	$106,559
(1) Revenue generated from MDOS and DMS subsequent to their respective sales resulted in $0.8 million and $1.1 million of total revenues, respectively.

Changes in the deferred revenues for the year ended December 31, 2022 and 2021, is as follows (in thousands):

Balance at December 31, 2020	$2,352
Revenue recognized that was included in balance at beginning of the year	(1,975)
Deferred revenue, net, related to contracts entered into during the year	2,492
Balance at December 31, 2021	2,869
Revenue recognized that was included in balance at beginning of the year	(2,063)
Deferred revenue, net, related to contracts entered into during the year	2,869
Balance at December 31, 2022	$3,675
As of December 31, 2022 and 2021, non-current deferred revenue was $299 thousand and $412 thousand, respectively in other liabilities within our Consolidated Balance Sheets, which is expected to be recognized over a period of 2-4 years.
Billings in Excess of Costs and Estimated Profit
Changes in the billings in excess of costs and estimated profit for year ended December 31, 2022 is as follows (in thousands):

Balance at December 31, 2021	$312
Revenue recognized that was included in balance at beginning of the year	(312)
Billings in excess of costs, related to contracts entered into during the year	—
Balance at December 31, 2022	$—

Note 5. Supplementary Balance Sheet Information
The following tables show the Consolidated Balance Sheet details as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Inventories:
Raw materials	$6,330	$5,870
Work-in-process	2,567	2,145
Finished goods	1,946	830
Total inventories	10,843	8,845
Less reserve for excess and obsolete inventories	(216)	(320)
Total inventories, net	$10,627	$8,525

	December 31, 2022	December 31, 2021
Property and equipment, net:
Land	$805	$805
Buildings and leasehold improvements	4,843	4,823
Machinery and equipment	24,648	24,881
Computer hardware and software	2,465	2,387
Gross property and equipment	32,761	32,896
Accumulated depreciation	(24,413)	(23,978)
Total property and equipment, net	$8,348	$8,918
As of December 31, 2022, the non-operating land and building, held for investments, had a carry value of $1.9 million and was included within property and equipment on the Consolidated Balance Sheets.
Depreciation expense for the years ended December 31, 2022 and 2021 was $1.8 million and $1.7 million, respectively.
Warranty Reserves
The activities related to our warranty reserve for the period ended December 31, 2022 and year ended December 31, 2021, respectively, are as follows (in thousands):

	December 31, 2022	December 31, 2021
Balance at the beginning of year	$569	$214
Charges to cost of revenues	177	963
Applied to liability	(455)	(608)
Balance at the end of period	$291	$569

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with finite useful lives:
Customer relationships	$16,100	$(7,066)	$9,034
Trademarks	5,540	(1,222)	4,318
Patents	141	(141)	—
Total intangible assets, net	$21,781	$(8,429)	$13,352

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with finite useful lives:
Customer relationships	$16,440	$(6,056)	$10,384
Trademarks	5,540	(853)	4,687
Patents	141	(140)	1
Total intangible assets, net	$22,121	$(7,049)	$15,072

Amortization expense for intangible assets, net for the years ended December 31, 2022 and 2021 was $1.7 million.
Estimated amortization expense for intangible assets for each year 2023 through 2027 is $1.7 million and thereafter is $4.8 million.

	December 31, 2022	December 31, 2021
Other current liabilities:
Professional fees	$913	$832
Sales and property taxes payable	764	550
Radiopharmaceuticals and consumable medical supplies	353	78
Facilities and related costs	217	169
Outside services and consulting	235	282
Other accrued liabilities	655	534
Total other current liabilities	$3,137	$2,445
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
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy our assets and liabilities that were recorded at fair value as of December 31, 2022 and 2021 (in thousands):

	At Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets (liabilities):
Equity securities	$3,490	$—	$—	$3,490
Lumber derivative contracts	(104)	—	—	(104)
Total	$3,386	$—	$—	$3,386

	At Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets (liabilities):
Equity securities	$47	$—	$—	$47
Lumber derivative contracts	666	—	—	666
Total	$713	$—	$—	$713
The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on December 31, 2022 and 2021, respectively. During the years ended December 31, 2022, and 2021, we recorded an unrealized loss of $893 thousand and gain of $20 thousand, respectively, in the Consolidated Statements of Operations.

We entered into lumber derivative contracts in order to protect our gross profit margins from fluctuations caused by volatility in lumber prices. For the years ended December 31, 2022 and 2021, we recorded a net loss of $1.8 million and gain of $0.4 million, respectively, in the cost of revenues of the Consolidated Statements of Operations. As of December 31, 2022, we had a net long (buying) position of 550,000 board feet under five lumber derivatives contracts. As of December 31, 2021, we had a net long (buying) position of 2,420,000 board feet under twenty-two lumber derivatives contracts.
Note 7. Goodwill
Goodwill has historically been derived from the acquisition of ATRM in 2019, MDOS in 2015, and substantially all of the assets of Ultrascan in 2007. Diagnostic Imaging Solutions, KBS and EBGL carry a goodwill balance of $1.6 million, $0.5 million and $4.0 million, respectively.
The carrying amount of goodwill for the years ended December 31, 2022 and 2021, by reportable segment, changed as follows (in thousands):

	Healthcare	Construction	Total
Balance at December 31, 2020	$1,745	$7,797	$9,542
De-recognition of MDOS (1)	(137)	—	(137)
Impairment of KBS (2)	—	(3,359)	(3,359)
Balance at December 31, 2021	$1,608	$4,438	$6,046
Balance at December 31, 2022	$1,608	$4,438	$6,046

(1)On February 1, 2021, in connection with the closing of the sale of MDOS, we de-recognized $0.1 million goodwill associated to the Diagnostic Services reporting unit.
(2)We concluded that it was more likely than not that the carrying value of the KBS reporting unit were in excess of fair value. This conclusion was based on lower than expected operating results during the year ended December 31, 2021, primarily as a result of the rise in material costs throughout the year. As a result, we recorded an impairment loss of $3.4 million associated with the impairment assessment of the KBS reporting unit as of December 31, 2021 within the Consolidated Statements of Operations.
The Company assesses qualitative and quantitative factors to determine whether goodwill is impaired. The analysis includes assessing the impact of changes in certain factors including: (1) changes in forecasted operating results and comparing actual results to projections, (2) changes in the industry or our competitive environment since the acquisition date, (3) changes in the overall economy, our market share and market interest rates since the acquisition date, (4) trends in the stock price and related market capitalization and enterprise values, (5) trends in peer companies’ total enterprise value metrics, and (6) additional factors such as management turnover, changes in regulation and changes in litigation matters.
Based on the annual assessment performed as of December 31, 2022, the Company concluded it was more likely than not that the estimated fair value of our reporting units exceeded their carrying value, and therefore, determined it was not necessary to perform a quantitative goodwill impairment test.
Note 8. Debt
A summary of debt as of December 31, 2022 and 2021 is as follows (dollars in thousands):

	December 31, 2022		December 31, 2021
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - eCapital KBS	$—	—%	$3,131	6.00%
Revolving Credit Facility - eCapital EBGL	2,592	10.25%	1,652	6.00%
Revolving Credit Facility - Webster	8,299	6.89%	7,016	2.60%
Total Short-term Revolving Credit Facilities	$10,891	7.69%	$11,799	3.98%
eCapital - Star Loan Principal, net	$791	10.50%	$1,070	6.25%
Short Term Loan	$791	10.50%	$1,070	6.25%
Total Short-term debt	$11,682	7.88%	$12,869	4.17%

Webster Credit Facility
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “Webster Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers (collectively, the “Webster Borrowers”); the Company, as guarantor; and Sterling National Bank (“Sterling”). On February 1, 2022, Sterling became part of Webster Bank, N.A. (“Webster”), and Webster became the successor in interest to the Webster Loan Agreement. The Webster Loan Agreement is also subject to a limited guarantee by Mr. Eberwein, the Executive Chairman of our board of directors.
The Webster Loan Agreement is a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for revolving loans (the “Webster Credit Facility”). Under the Webster Credit Facility, the Webster Borrowers can request the issuance of letters of credit in an aggregate amount not to exceed $0.5 million at any one time outstanding. The borrowings under the Webster Loan Agreement are classified as short-term obligations under GAAP as the agreement contains a subjective acceleration clause and requires a lockbox arrangement whereby all receipts within the lockbox are swept daily to reduce borrowings outstanding. As of December 31, 2022, the Company had $0.1 million of letters of credit outstanding and had additional borrowing capacity of $0.3 million under the Webster Credit Facility.
At the Webster Borrowers’ option, the Webster Credit Facility will bear interest at either (i) a Floating LIBOR Rate, as defined in the Webster Loan Agreement, plus a margin of 2.50% per annum; or (ii) a Fixed LIBOR Rate, as defined in the Webster Loan Agreement, plus a margin of 2.25% per annum. Our floating rate on this facility at December 31, 2022 was 6.89%. The Webster Loan Agreement also provides for unused line fees and restricts the usage of borrowings under the line solely to support the Healthcare businesses, subject to certain limitations.
The Webster Credit Facility is secured by the assets of the Digirad Health businesses.
Financial covenants require that the Webster Borrowers maintain (a) a fixed charge coverage ratio as of the last day of a fiscal quarter of not less than 1.25 to 1.0 and (b) a leverage ratio as of the last day of such fiscal quarter of no greater than 3.50 to 1.0. As of December 31, 2022, the Company was not in compliance with the covenants under the Webster Loan Agreement and had not yet obtained a waiver from Webster for these financial covenant breaches.
eCapital Credit Facilities
EBGL
EdgeBuilder and Glenbrook (the “EBGL Borrowers”) are parties to a Loan and Security Agreement (the “EBGL Loan Agreement”) providing the EBGL Borrowers with a credit facility for borrowings up to $4.0 million, subject to certain borrowing base limitations (the “EBGL Loan”). As of December 31, 2022, EBGL had additional borrowing capacity of $0.4 million under the facility. Amounts outstanding bear interest, payable monthly, at the prime rate plus 2.75% and payments of outstanding principal are due in full upon maturity. The facility is subject to annual renewal and is currently set to mature on June 30, 2023 or earlier (as amended in the eleventh amendment to the EBGL Loan Agreement).
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
On August 11, 2022, the EBGL Borrowers entered into the Eighth Amendment to the EBGL Loan Agreement with eCapital to amend the lender name to eCapital Asset Based Lending Corp., formerly known as Gerber Finance, Inc. and to provide a waiver of certain covenants violated as of June 30, 2022.
EBGL was in compliance with the bi-annual financial covenants under the EBGL Loan Agreement measured as of December 31, 2022.
KBS
KBS is a party to a revolving credit facility with eCapital (“KBS Loan Agreement”). The facility, as amended, provides for borrowings up to $4.0 million, subject to certain borrowing base limitations. As of December 31, 2022, KBS had additional borrowing capacity of $1.3 million under the facility. Amounts outstanding bear interest, payable monthly, at the prime rate plus 2.75% and payments of outstanding principal are due in full upon maturity. The facility is subject to annual renewal and is currently set to mature on June 30, 2023 or earlier (as amended in the Twenty First Amendment of the KBS Loan Agreement). The facility is secured by the assets of KBS and borrowings under the line are restricted for use to finance the operations of KBS. As of December 31, 2022, KBS was in compliance with the bi-annual financial covenants under the KBS Loan Agreement.

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
Term Loan
We and certain of our Investments subsidiaries (collectively, the “Star Borrowers”) are party to a Loan and Security Agreement with eCapital, as successor in interest to Gerber Finance, Inc. (as amended, the “Star Loan Agreement”), which provides for a credit facility with borrowing availability of up to $2.5 million, bearing interest at the prime rate plus 3.5% per annum, and matures on January 31, 2025, unless terminated in accordance with the terms therein (the “Star Loan”).
The following table presents the Star Loan balance, net of unamortized debt issuance costs as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
eCapital - Star Loan Principal	$870	$1,246
Unamortized debt issuance costs	(79)	(176)
eCapital - Star Loan Principal, net	$791	$1,070

The Star Loan, as amended, requires monthly payments of principal of $33 thousand plus interest at the prime rate plus 3% per annum through the earlier of maturity in January 2025 or the termination, maturity or repayment of any Obligations held with eCapital (as amended in the fourth amendment to the Star Loan Agreement).
The Star Loan is secured by the assets of SRE, 947 Waterford Road, LLC, 300 Park Street, LLC and 56 Mechanic Falls Road, LLC and guaranteed by the Company. The Star Loan is subject to certain annual financial covenants. The financial covenants under the Star Loan Agreement include maintenance of a debt service coverage ratio of not less than 1:00 to 1:00, as defined in the Star Loan Agreement. The occurrence of any event of default under the Star Loan Agreement may result in the obligations of the Star Borrowers becoming immediately due and payable. As of December 31, 2022, no event of default was deemed to have occurred and the Star Borrowers were in compliance with the annual financial covenants under the Star Loan Agreement measured as of December 31, 2022.
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
During 2020 and 2021, the Company applied for forgiveness on all PPP loans. As of December 31, 2021, all PPP loans were forgiven, resulting in a gain of $4.2 million in 2021.

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
In Livingston v. Digirad Corporation, et. al., the District Court, N.D. Ala. entered a dismissal on September 19, 2022. The original complaint, filed in December 2018, alleged violations of the False Claims Act and Stark Law beginning in 2016. The Company formally agreed to settle for less than the anticipated cost of ongoing litigation with no admission of liability in the amount of $200 thousand, plus a portion of attorney’s fees. All amounts have been paid as of December 31, 2022.
Note 10. Leases
Lessee
We have operating and finance leases for corporate offices, vehicles, and certain equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases and some of which include options to terminate the leases within 1 year. Operating leases and finance leases are included separately in the Consolidated Balance Sheets.
The components of lease expense for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	December 31, 2022	December 31, 2021
Operating lease cost	$1,597	$1,429

Finance lease cost:
Amortization of finance lease assets	$489	$476
Interest on finance lease liabilities	55	81
Total finance lease cost	$544	$557
Supplemental cash flow information related to leases from continuing operations were as follows (in thousands):

	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,218	$1,197
Operating cash flows from finance leases	$55	$81
Financing cash flows from finance leases	$600	$669

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,492	$3,035
Finance leases	$90	$509

Supplemental balance sheet information related to leases as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022	December 31, 2021
Weighted-Average Remaining Lease Term (in years)
Operating leases	3.7	3.9
Finance leases	2.3	2.6

Weighted-Average Discount Rate
Operating leases	4.66%	4.23%
Finance leases	5.98%	5.05%
We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of December 31, 2022 were as follows (in thousands):

	Operating Leases	Finance Leases
2023	$1,584	$427
2024	1,444	274
2025	922	106
2026	591	16
2027	155	1
2028 and thereafter	206	—
Total future minimum lease payments	4,902	824
Less amounts representing interest	(334)	(41)
Present value of lease obligations	$4,568	$783
Lessor
We generate lease income in the Healthcare segment from equipment rentals to customers. Rental contracts are structured as either a weekly or monthly payment arrangement and are accounted for as operating leases. Revenues are recognized on a straight-line basis over the term of the rental. During the twelve months ended December 31, 2022 and 2021, our lease contracts were mainly month-to-month contracts.
Note 11. Share-Based Compensation
At December 31, 2022, we have two active equity incentive plans, the 2011 Inducement Stock Incentive Plan (the “2011 Plan”), and the 2018 Incentive Plan (the “2018 Plan” and together with the 2011 Plan, the “Plans”), under which stock options, restricted stock units, and other stock-based awards may be granted to employees and non-employees, including members of our Board of Directors. The terms of any equity instruments granted under the Plans are approved by the Board of Directors. Stock options typically vest over the requisite service period of one to four years and have a contractual term of seven to ten years. Restricted stock units generally vest over one to three years. Under the Plans, we are authorized to issue an aggregate of 1,150,000 shares of common stock. As of December 31, 2022, the Plans had 488,756 shares available for future issuance. The number of shares reserved for issuance under the 2018 Plan is subject to increase by (i) the number of shares of common stock that remained available for grant under the 2014 Equity Incentive Award Plan (the “2014 Plan”) as of the effective date of the 2018 Plan, plus (ii) any shares of common stock under the 2014 Plan that are forfeited, expire, or are canceled. As of December 31, 2022, the number of shares provided for issuance under the 2018 Plan due to unissued, forfeited, expired, and canceled shares under the 2014 Plan was 63,751 shares.
Stock Options
The estimated fair value of our stock options is determined using the Black-Scholes model. All stock options were granted with an exercise price equal to the fair value of the common stock on the grant date. There were no employee stock options granted during the years ended December 31, 2022 and 2021.

A summary of our stock option award activity as of and for the year ended December 31, 2022 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	6	$51.20
Options granted	—	—
Options forfeited	—	—
Options expired	(4)	$51.20
Options exercised	—	—
Options outstanding at December 31, 2022	2	$51.20	3.09	$—
Options exercisable at December 31, 2022	2	$51.20	3.09	$—
At December 31, 2022, there is no unrecognized compensation cost related to unvested stock options.
Upon exercise, we issue new shares of common stock. There were no stock option exercises during the years ended December 31, 2022 and 2021, respectively.
Under the guidance for share-based payments, the fair value of our restricted stock units is based on the grant date fair value of our common stock. All restricted stock units were granted with no purchase price. Vesting of the restricted stock units is subject to service conditions, as well as the attainment of additional performance objectives for certain of the awards. The weighted-average grant date fair value of the restricted stock units was $1.23 per share during the year ended December 31, 2022.
A summary of our restricted stock unit activity as of and for the year ended December 31, 2022 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested restricted stock units outstanding at December 31, 2021	262	$3.01
Granted	325	$1.23
Forfeited	(28)	$3.00
Vested	(179)	$3.02
Non-vested restricted stock units outstanding at December 31, 2022	380	$1.48
The following table summarizes information about restricted stock units that vested during the years ended December 31, 2022 and 2021 based on service conditions (in thousands):

	Year Ended December 31,
	2022	2021
Fair value on vesting date of vested restricted stock units	$182	$313
At December 31, 2022, total unrecognized compensation cost related to non-vested restricted stock units was $0.4 million, which is expected to be recognized over a weighted-average period of 1.2 years.
Allocation of Share-Based Compensation Expense
Total share-based compensation expense related to all of our share-based units for the years ended December 31, 2022 and 2021 was allocated as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cost of revenues	$1	$11
Selling, general and administrative	437	514
Total share-based compensation expense	$438	$525

Note 12. Income Taxes
Significant components of the provision for income taxes from continuing operations for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Current provision:
Federal	$—	$4
State	87	20
Total current provision	87	24
Deferred provision:
Federal	82	6
State	5	30
Total deferred provision	87	36
Total income tax provision	$174	$60
Intraperiod allocation rules require us to allocate our provision for income taxes between continuing operations and other categories or comprehensive income (loss) such as discontinued operations. As described in Note 3. Discontinued Operations, the results of our Mobile Healthcare reportable segment have been reported as discontinued operations for 2021. As a result of the intraperiod allocation rules, for the years ended December 31, 2022 and 2021, the Company recorded a tax expense of $0 thousand and $79 thousand, respectively, for discontinued operations.
Differences between the provision for income taxes and income taxes at the statutory federal income tax rate for continuing operations are for the years ended December 31, 2022 and 2021 as follows:

	Year Ended December 31,
	2022	2021
Income tax expense at statutory federal rate	21.0%	21.0%
State income tax expense, net of federal benefit	3.8%	(0.7)%
Permanent differences and other	(8.9)%	5.6%
PPP Loan Forgiveness	—%	10.5%
Revaluation of deferred taxes due to change in effective state tax rates	3.5%	2.4%
Expiration of net operating loss and tax credit carryovers	(66.1)%	(40.6)%
Stock compensation	(2.1)%	(0.9)%
Reserve for uncertain tax positions and other reserves	2.9%	2.6%
Change in valuation allowance	42.5%	(0.6)%
Provision for income taxes	(3.4)%	(0.7)%

Our net deferred tax assets (liabilities) as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$15,707	$19,651
Research and development and other credits	72	72
Reserves	369	477
Operating lease liabilities	1,214	2,068
Interest carryover	278	22
Other, net	1,258	785
Total deferred tax assets	18,898	23,075
Deferred tax liabilities:
Fixed assets and other	(147)	(316)
Right of use assets	(1,192)	(1,974)
Intangibles	(1,889)	(2,850)
Total deferred tax liabilities	(3,228)	(5,140)
Valuation allowance for deferred tax assets	(15,846)	(18,007)
Net deferred tax liabilities	$(176)	$(72)
The Company recognizes federal and state deferred tax assets or liabilities based on the Company’s estimate of future tax effects attributable to temporary differences and carryovers. The Company records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. As of December 31, 2022, as a result of a three-year cumulative loss and recent events, we concluded that a valuation allowance was necessary to offset substantially all of our deferred tax assets. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. The Company’s valuation allowance balance at December 31, 2022 is $15.8 million, offsetting the Company’s deferred tax assets. The Company will continue to evaluate its deferred tax balances to determine any assets that are more likely than not to be realized.
As of December 31, 2022, we had federal and state income tax net operating loss carryforwards after estimated section 382 limitations of $60.9 million and $38.3 million, respectively. Federal and certain state net operating losses of $4.4 million and $2.6 million,respectively, generated after 2018 carry forward without expiration. Pre-2018 federal loss carryforwards began to expire in 2023 unless previously utilized. Federal and state loss carryforwards of approximately $16.0 million and $4.5 million expired in 2022, and approximately $1.5 million of federal net operating losses and $3.6 million of state net operating losses are set to expire in 2023, unless previously utilized. We also have federal and California research and other credit carryforwards of approximately $0.3 million and $2.1 million, respectively, as of December 31, 2022. The federal credits began to expire in 2023. The California research credits have no expiration. Pursuant to Internal Revenue Code Sections 382 and 383, use of our net operating loss and credit carryforwards may be limited because of a cumulative change in ownership greater than 50%. As of December 31, 2022, the Company has not experienced a change in ownership greater than 50%; however, some of the tax attributes acquired with the DMS Health businesses are subject to such limitations due to ownership changes of greater than 50% that may have occurred or which may occur in the future. A valuation allowance has been recognized to offset the deferred tax assets, as realization of such assets has not met the “more likely than not” threshold required under the authoritative guidance of accounting for income taxes. In addition, the net operating losses acquired in the ATRM acquisition are also limited under Internal Revenue Code Section 382.

The following table summarizes the activity related to our unrecognized tax benefits for the years ended December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Balance at beginning of year	$2,561	$2,778
Expiration of the statute of limitations for the assessment of taxes	(147)	(217)
Balance at end of year	$2,414	$2,561
Included in the unrecognized tax benefits of $2.4 million at December 31, 2022 was $2.0 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance. The Company does not expect our unrecognized tax benefits to change significantly over the next 12 months.
We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2017; however, our net operating loss carryforwards and research credit carryforwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The accrued interest as of December 31, 2022 and 2021, and interest and penalties recognized during the years ended December 31, 2022 and 2021 were of insignificant amounts.
Note 13. Employee Retirement Plan
Employees have a 401(k) retirement plan under which employees may contribute up to 100% of their annual salary, within IRS limits. Our contributions to the retirement plans totaled $0.2 million for the years ended December 31, 2022 and 2021.
Note 14. Related Party Transactions
Eberwein Guarantees
SNB
On March 29, 2019, in connection with the Company’s entry into the SNB Loan Agreement, Mr. Eberwein, the Executive Chairman, entered into the Limited Guaranty Agreement (the “SNB Eberwein Guaranty”) with SNB pursuant to which he guaranteed to SNB the prompt performance of all the SNB Borrowers’ obligations to SNB under the SNB Loan Agreement, including the full payment of all indebtedness owing by Borrowers to SNB. Mr. Eberwein’s obligations under the SNB Eberwein Guaranty are limited in the aggregate to the amount of (a) $1.5 million, plus (b) reasonable costs and expenses of SNB incurred in connection with the SNB Eberwein Guaranty. Mr. Eberwein’s obligations under the SNB Eberwein Guaranty terminate upon the Company and Borrowers achieving certain milestones set forth in the SNB Loan Agreement. On March 31, 2021, the first SNB Amendment discharged the SNB Eberwein Guaranty and removed Mr. Eberwein as an ancillary guarantor from the SNB Loan Agreement.
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
On December 10, 2021, the Company entered into a securities purchase agreement with its Executive Chairman, Jeffrey E. Eberwein, relating to the issuance and sale of 650,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a purchase price of $3.25 per share pursuant to a private placement. As of December 31, 2022, Mr. Eberwein owned 2,983,685 shares of Common Stock, representing approximately 19.66% of our outstanding Common Stock. In addition, as of December 31, 2022, Mr. Eberwein owned 1,222,708 shares of Series A Preferred Stock.
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
Note 15. Segments
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, who is our CODM, to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Under the prior period Holdco strategy, we organized our reportable segments into four reportable segments: Diagnostic Imaging, Diagnostic Services, Construction and Investments. Effective as of the first quarter of 2022, we reorganized our segments into three reportable segments by combining Diagnostic Imaging and Diagnostic Services into one Healthcare segment to reflect the manner in which our CODM assesses performance and allocates resources:
1.Healthcare
2.Construction
3.Investments

Healthcare. For physicians who wish to perform nuclear imaging, echocardiography, or general ultrasound tests, we provide imaging systems, qualified personnel, radiopharmaceuticals, licensing services, and the logistics required to perform imaging in their own offices, and thereby the ability to bill Medicare, Medicaid, or one of the third-party healthcare insurers directly for those services, which are primarily cardiac in nature. We provide imaging services primarily to cardiologists, internal medicine physicians, and family practice doctors who typically enter into annual contracts for a set number of days ranging from once per month to five times per week. We offer a convenient and economically efficient cardiac imaging services program as an alternative to purchasing equipment or outsourcing the procedure to an imaging center.
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
Our reporting segments have been determined based on the nature of the products and services offered to customers or the nature of their function in the organization. We evaluate performance based on the gross profit and operating income (loss) excluding goodwill impairment. Our operating costs included in our shared service functions primarily consist of senior executive officers, finance, human resources, legal, and information technology. Star Equity shared service corporate costs have been separated from the reportable segments. Prior period presentation previously disclosed conforms to current year presentation.

Segment information for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	Year ended December 31,
	2022	2021 (1)
Revenue by segment:
Healthcare	$55,002	$58,556
Construction	57,149	48,003
Investments	633	633
Intersegment elimination	(633)	(633)
Consolidated revenue	$112,151	$106,559
Gross profit (loss) by segment:
Healthcare	13,509	12,459
Construction	12,660	3,008
Investments	343	406
Intersegment elimination	(633)	(633)
Consolidated gross profit	$25,879	$15,240
Income (loss) from operations by segment:
Healthcare	440	2,035
Construction	3,560	(5,073)
Investments	192	378
Corporate, eliminations and other	(7,297)	(5,576)
Segment income (loss) from operations	(3,105)	(8,236)
Goodwill impairment (2)	—	(3,359)
Consolidated income (loss) from operations	$(3,105)	$(11,595)

Depreciation and amortization by segment:
Healthcare	$1,262	$1,315
Construction	1,974	1,931
Investments	290	226
Star equity corporate	9	—
Total depreciation and amortization	$3,535	$3,472
(1) Segment information has been recast for all periods presented to reflect Healthcare as one segment. Intersegment eliminations previously allocated to Investments have been reclassified to a separate line.
(2) Reflects impairment of goodwill related to the Construction division.
Geographic Information. The Company’s sales to customers located outside the United States for the years ended December 31, 2022 and 2021 was $0.2 million. Our long-lived assets are attributed to geographic region based on asset location, which are all located within the United States.
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

The potential maximum exposure of this unconsolidated VIE is generally based on the current carrying value of the investments and any future funding commitments based on the milestone agreement and board approval. We have determined that the single source of our exposure to the VIE is our capital investment in them. The carrying value and maximum exposure of the unconsolidated VIE were $0.3 million as of December 31, 2022. As of December 31, 2022, we performed a qualitative assessment on the carrying value via inquiries with the board of directors and a review of the entity’s financial statements and determined that there have not been any impairment indicators to the carrying value.
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
On February 25, 2022, May 19, 2022, August 19, 2022 and November 17, 2022 our board of directors declared cash dividends to holders of our Series A Preferred Stock of $0.25 per share, for an aggregate amount of approximately $1.9 million. The record dates for these dividends were March 1, 2022, June 1, 2022, September 1, 2022 and December 1, 2022, respectively, and the payment dates were March 10, 2022, June 10, 2022, September 12, 2022 and December 12, 2022 respectively. As of December 31, 2022 and 2021, we have no preferred dividends in arrears.
On February 17, 2023, our board of directors declared a cash dividend to holders of the Company’s 10% Series A Cumulative Perpetual Preferred Stock of $0.25 per share for an aggregate amount of approximately $0.5 million. The record date for this dividend was March 1, 2023, and the payment date was March 10, 2023.
A roll forward of the balance of Company Preferred Stock for the year ended December 31, 2022 is as follows (in thousands):

Balance at December 31, 2021	$18,988
Deemed dividend on Series A Preferred Stock	1,916
Cash Dividend paid on Preferred Stock	(1,916)
Balance at December 31, 2022	$18,988

Note 18. Equity Transactions
On January 24, 2022, we closed the 2022 Public Offering pursuant to an underwriting agreement with Maxim Group LLC (“Maxim”), as representative of the underwriters. Through the 2022 Public Offering, we issued and sold (A)(i) 9,175,000 shares of the Company’s Common Stock, (ii) an aggregate of 325,000 pre-funded warrants to purchase up to an aggregate of 325,000 shares of Common Stock, and (iii) an aggregate of 9,500,000 common stock purchase warrants (the “Firm Purchase Warrants”) to purchase up to 9,500,000 shares of Common Stock and (B) at the election of Maxim, (i) up to an additional 1,425,000 shares of Common Stock and/or (ii) up to an additional 1,425,000 shares of common stock purchase warrants (the “Option Purchase Warrants”, and together with the Firm Purchase Warrants, the “Warrants”). Maxim partially exercised its over-allotment option for the purchase of 1,425,000 Warrants for a price of $0.01 per Warrant. Each share of common stock (or pre-funded warrant in lieu thereof) was sold together with one common warrant to purchase one share of common stock at a price of $1.50 per share and common warrant. Gross proceeds, before deducting underwriting discounts and offering expenses and excluding any proceeds we may receive upon exercise of the Warrants, were $14.3 million and net proceeds were $12.7 million.
In addition, as part of the 2022 Public Offering, the Company issued to Maxim 237,500 common stock purchase warrants (the “Underwriter’s Warrants”) to purchase up to 237,500 shares of Common Stock at an exercise price of $1.65 per common warrant. The Underwriter’s Warrants have an initial exercise date beginning July 19, 2022, and no exercises have occurred as of December 31, 2022.
As of December 31, 2022, of the warrants issued through the public offering we closed on May 28, 2020 (the “2020 Public Offering”), 1.0 million warrants were exercised and 1.4 million warrants remained outstanding, which represents 0.7 million shares of common stock equivalents, at an exercise price of $2.25. As of December 31, 2022, of the Warrants issued through the 2022 Public Offering, there were 10.9 million warrants and 0.3 million prefunded warrants outstanding at an exercise price of $1.50 and $0.01, respectively. The Underwriter’s Warrants have not been exercised.
Note 19. Preferred Stock Rights
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
No rights were exercisable at December 31, 2022. There is no impact to financial results as a result of the adoption of the 382 Agreement for the year ended December 31, 2022.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our management, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.
Remediation of Material Weakness
The Company and its Board of Directors are committed to maintaining a strong internal control environment. Following the identification of the material weakness described in our Annual Report on Form 10-K for the year ended December 31, 2021, related to insufficient complement of accounting resources to address complex accounting matters across all operating entities and to allow timely completion of financial reporting and accounting activities, including sufficiently precise management review controls, we initiated remediation measures to address the material weakness. Management believes that it has completed its updates to the design and implementation of internal controls to remediate the material weakness and enhance the Company’s internal control environment. As previously reported, the remediation plan was implemented during the first quarter of 2022 to update our design and implementation of controls to remediate the aforementioned deficiency and enhance the Company's internal control environment. The Company has made staffing changes to enhance the Company’s complement of accounting resources including strategic new hires and has increased its investments in technical education throughout the year. Management believes that such enhanced controls have been designed to address the material weakness. We completed our remediation activities by testing the operating effectiveness of the enhanced controls and found them to be effective. Based on the implementation work and results of testing performed, we have concluded that the previously identified material weakness has been remediated as of December 31, 2022.
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
None.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11,12, 13, and 14) is being incorporated by reference to the applicable information in our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 in connection with our Annual Meeting of Stockholders to be held in 2023.
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
See Item 10.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See Item 10.
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
In connection with the audit of the 2022 consolidated financial statements, we entered into an engagement agreement with Wolf & Company, PC (“Wolf”) which sets forth the terms by which Wolf has performed audit and related professional services for us.
The information required by this Item 14 is incorporated by reference from the “Audit Matters” section of the 2023 Proxy Statement.

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
1.Financial Statements
The financial statements of Star Equity Holdings, Inc. listed below are set forth in Item 8 of this report for the year ended December 31, 2022:
–Report of Independent Registered Public Accounting Firm
–Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021
–Consolidated Balance Sheets at December 31, 2022 and 2021
–Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021
–Consolidated Statements of Mezzanine and Stockholders’ Equity for the Years Ended December 31, 2022 and 2021
–Notes to Consolidated Financial Statements
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

3.11
Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2022).

3.12
Amended and Restated Certificate of Designations, Rights and Preferences of 10% Series A Cumulative Perpetual Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2022).

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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
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

10.89
Gerber EBGL Sixth Amendment to Loan and Security Agreement, dated January 20, 2022, by and among Gerber Finance Inc., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc. (incorporated by reference to Exhibit 10.89 to the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2022).

10.90
Gerber EBGL Seventh Amendment to Loan and Security Agreement, dated March 8, 2022, by and among Gerber Finance Inc., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc. (incorporated by reference to Exhibit 10.90 to the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2022).

10.91
Gerber KBS Nineteenth Amendment to Loan and Security Agreement, dated March 8, 2022, by and among Gerber Finance Inc. and KBS Builders, Inc. (incorporated by reference to Exhibit 10.91 to the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2022).

Exhibit Number	Description
10.92
Employment Agreement, dated as of March 31, 2022 between Star Equity Holdings, Inc. and Richard K. Coleman, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2022).

10.93
Separation Agreement and Release between the Company and Matthew G. Molchan, dated April 19, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2022).

10.94	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2022).

10.95	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2022).

10.96
Warrant Agent Agreement, dated January 10, 2022, between Star Equity Holdings, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2022).

10.97
Employment Agreement, dated as of March 31, 2022 between Star Equity Holdings, Inc. and Richard K. Coleman, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2022).

10.98
Separation Agreement and Release between the Company and Matthew G. Molchan, dated April 19, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2022).

10.99	Form of 2018 Incentive Plan, As Amended of Star Equity Holdings, Inc. (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement filed with the Commission on April 29, 2022).

10.100
eCapital EBGL Eighth Amendment to Loan and Security Agreement, dated August 11, 2022, by and among eCapital Asset Based Lending Corp., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 12, 2022).

10.101	2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 31, 2022).

10.102
eCapital EBGL Ninth Amendment to Loan and Security Agreement, dated September 1, 2022, by and among eCapital Asset Based Lending Corp., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2022).

10.103
eCapital KBS Twentieth Amendment to Loan and Security Agreement, dated September 27, 2022, by and eCapital Asset Based Lending Corp. and KBS Builders, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2022).

10.104*	eCapital EBGL Eleventh Amendment to Loan and Security Agreement, dated December 31, 2022, by and among eCapital Asset Based Lending Corp., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc.

10.105*	eCapital KBS Twenty-First Amendment to Loan and Security Agreement, dated December 31, 2022, by and among eCapital Asset Based Lending Corp. and KBS Builders, Inc.

10.106*
Fourth Amendment to Loan and Security Agreement, dated December 31, 2022, by and among Gerber Finance Inc., Star Real Estate Holdings USA, Inc., 300 Park Street, LLC, 947 Waterford Road, LLC, and 56 Mechanic Falls Road, LLC.

21.1*	Subsidiaries of Star Equity Holdings, Inc.

23.1*	Consent of Wolf & Company, P.C., Independent Registered Public Accounting Firm

23.2*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page of this Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*+	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan.

*	Filed herewith.

+	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Star Equity Holdings, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filings.

ITEM 16.FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR EQUITY HOLDINGS, INC.

Dated:	March 15, 2023	By:	/S/ RICHARD K. COLEMAN, JR.
		Name:	Richard K. Coleman, Jr.
		Title:	Chief Executive Officer
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard K. Coleman, Jr. and David J. Noble, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ JEFFREY E. EBERWEIN	Executive Chairman of the Board of Directors	March 15, 2023
Jeffrey E. Eberwein
/S/ RICHARD K. COLEMAN, JR.	Chief Executive Officer	March 15, 2023
Richard K, Coleman, Jr.	(Principal Executive Officer)
/S/ DAVID J. NOBLE	Chief Financial Officer	March 15, 2023
David J. Noble	(Principal Financial and Accounting Officer)
/S/ MITCHELL I. QUAIN	Director	March 15, 2023
Mitchell I. Quain
/S/ MICHAEL A. CUNNION	Director	March 15, 2023
Michael A. Cunnion
/S/ JOHN W. SAYWARD	Director	March 15, 2023
John W. Sayward
/S/ JOHN W. GILDEA	Director	March 15, 2023
John W. Gildea