Form 10-K/A
period 2022-12-31
STAR EQUITY HOLDINGS, INC.
filed 2023-05-01
CIK 707388

Form 10-K Amendment No. 1

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Form 10-K Amendment No. 1
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates based on the closing stock price on June 30, 2022, was $10.4 million. For purposes of this computation only, all executive officers and directors have been deemed affiliates.
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of April 21, 2023 was 15,133,219.

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
Star Equity Holdings, Inc. (“Star Equity” or the “Company”) is filing this Amendment No. 1 (“Amended Report”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2023 (“Original Report”), in order to add certain information required by the following items in Part III of Form 10-K:

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

Form 10-K Amendment No. 1
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors
The current number of directors on our Board of Directors is six. Under our bylaws, the number of directors on our Board of Directors will not be less than five, nor more than nine. The number of directors may be increased or decreased by resolution of the Board of Directors.

Name	Age	Position
Jeffrey E. Eberwein	52	Director, Executive Chairman of the Board
Richard K. Coleman, Jr.	66	Director, Chief Executive Officer
Michael A. Cunnion	52	Director
John W. Sayward	71	Director
Mitchell I. Quain	71	Director
John W. Gildea	79	Director

Information about the Company’s Directors
Set forth below are descriptions of the backgrounds of each director and their principal occupations for at least the past five years and their public-company directorships. There are no family relationships among any of our directors or executive officers. All ages are as of May 1, 2023.
In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our Board of Directors to the conclusion that he should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to Star Equity and our Board of Directors.

Jeffrey E. Eberwein	Age 52	Director since 2012
Chief Executive Officer of Hudson Global Inc. (“Hudson”) and Executive Chairman of Star Equity
Mr. Eberwein was elected Executive Chairman of the Board of Directors of the Company on January 1, 2021, after serving as Chairman of the Board of Directors since February 6, 2013. Mr. Eberwein has served as a director of Hudson since May 2014 and as its Chief Executive Officer since April 1, 2018. He has 25 years of Wall Street experience, and has valuable public company and financial expertise gained through his employment history and directorships. Prior to founding Lone Star Value Management, LLC (“LSVM”), a Connecticut based exempt reporting advisor, an investment firm he founded in 2013, Mr. Eberwein was a private investor and served as a portfolio manager at Soros Fund Management from 2009 to 2011 and Viking Global Investors from 2005 to 2008. LSVM was a wholly owned subsidiary of ATRM Holdings, Inc. (“ATRM”) when ATRM, a modular building company, was acquired by the Company on September 10, 2019 (the “ATRM Acquisition” or the “ATRM Merger”). Previously, Mr. Eberwein served as chairman of the board of Ameri Holdings, Inc. from May 2015 to August 2018. Mr. Eberwein also previously served as a director of Novation Companies, Inc. from April 2015 to March 2018; Crossroads Systems, Inc. from June 2013 to May 2016; NTS, Inc. from December 2012 to June 2014; On Track Innovations Ltd. from 2012 to 2014; and Goldfield Corporation from 2012 to 2013. Mr. Eberwein earned an M.B.A. from The Wharton School, University of Pennsylvania and a B.B.A. with High Honors from The University of Texas at Austin.

We believe Mr. Eberwein’s expertise in finance and experience in the investment community, along with his extensive experience, qualifications, attributes and skills make him well qualified to serve as a director of our Company.

Form 10-K Amendment No. 1
On February 14, 2017, the SEC issued an order (Securities Exchange Act Release No. 80038) (the “Order”) relating to allegations that certain groups of investors failed to properly disclose ownership information during a series of five campaigns to influence or exert control over microcap companies. The Order alleged violations of Section 13(d)(1) of the Exchange Act and Rule 13d-1 thereunder, Section 13(d)(2) of the Exchange Act and Rule 13d-2(a) thereunder and Section 16(a) of the Exchange Act and Rules 16a-2 and 16a-3 thereunder by Mr. Eberwein and a hedge fund adviser headed by him, LSVM, a mutual fund adviser and another investor. Without admitting or denying the findings, they consented to the Order and agreed to cease and desist from committing any violations of the above-referenced Exchange Act provisions and civil penalties of $90 thousand for Mr. Eberwein, $120 thousand for LSVM, $180 thousand for the mutual fund advisor and $30 thousand for the other investor. On February 24, 2020, the SEC issued an order (Securities Exchange Act Release No. 5448) (the “Advisers Act Order”) relating to allegations, among other things, that LSVM failed to properly disclose certain specific transactions in advance and obtain client consent for these transactions prior to their completion and that LSVM failed to implement certain written policies and procedures. The Advisers Act Order alleged violations of Section 206(3) and 206(4) of the Investment Advisers Act of 1940 (“Advisers Act”) and Rule 206(4)-7 thereunder by Mr. Eberwein and LSVM. Without admitting or denying the findings, they consented to the Advisers Act Order and agreed to cease and desist from committing or causing any violations of the above-referenced Advisers Act provisions, for LSVM to be censured and to pay civil penalties of $25 thousand for Mr. Eberwein and $100 thousand for LSVM.

Richard K. Coleman, Jr.	Age 66	Director since 2022
Chief Executive Officer of Star Equity
Mr. Coleman was appointed as our Chief Executive Officer in April 2022. Prior to being appointed as our Chief Executive Officer, Mr. Coleman served as our Chief Operating Officer from January 2022 to March 2022. Mr. Coleman was formerly the President, Chief Executive Officer and director of Command Center, Inc., a provider of on-demand flexible employment solutions, positions he held from April 2018 to July 2019. He was also the Chairman of Hudson Global Inc., a global talent solutions company, from May 2014 to January 2022. He was the Principal Executive Officer of Crossroads Systems, Inc., a global provider of data archive solutions, from August 2017 to March 2018. Mr. Coleman began his career as an Air Force Telecommunications Officer managing Department of Defense R&D projects. He has also served as an adjunct professor for Regis University’s graduate management program and is a guest lecturer for Denver University’s Pioneer Leadership Program, focusing on leadership and ethics. Coleman holds a master’s degree in Business Administration from Golden Gate University and is a graduate of the United States Air Force Communications Systems Officer School. He holds a Bachelor of Science Degree from the United States Air Force Academy and also has completed leadership, technology, and marketing programs at Kansas University, UCLA, and Harvard Business School.
We believe Mr. Coleman’s extensive business development and operating expertise, his public company board experience, and his broad leadership experience make him well qualified to serve as a director of our Company.

Michael A. Cunnion	Age 52	Director since 2014
Director and Advisor to Growth Companies
Committees: Audit, Compensation (Chairman), and Corporate Governance
Mr. Cunnion has an extensive history of leadership roles at healthcare media and communication companies. Since October 2022, Mr. Cunnion has served on the Board of Directors of Remedy Health Media, a privately held health media company. From September 2008 to September 2022, Mr. Cunnion served as Remedy Health Media’s Chief Executive Officer. In addition, prior to that, from January 2004 to December 2007, Mr. Cunnion was the President of privately held HealthTalk, a leading provider of tools and information for chronically ill patients and caregivers. Mr. Cunnion successfully built this company and subsequently sold it to Revolution Health in December 2007. Subsequent to this sale, Mr. Cunnion took on the role of Executive Vice President of Revolution Health, where he oversaw revenue and sales strategy until Revolution Health merged with Everyday Health. Prior to HealthTalk, from December 1998 to December 2003, Mr. Cunnion held the role of Senior Director, Consumer Marketing at WebMD, where he led consumer sales strategy, product development and advertising operations. Mr. Cunnion currently serves on the board of directors of Health-e-Commerce, a healthcare e-commerce platform that simplifies healthcare purchasing for consumers, employers and benefit administrators. This is a post that he has held since 2011. Mr. Cunnion earned a B.A. degree in English from Florida State University.

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

Form 10-K Amendment No. 1

John W. Sayward	Age 71	Director since 2008
Retired Partner, Nippon Heart Hospital LLC
Committees: Audit (Chairman) and Compensation
Mr. Sayward is a career health care and pharmaceutical executive. Most recently, he served as Chief Executive Officer for Hera Therapeutics Inc., a position he held through June 2015. Prior to this, Mr. Sayward served as the Chief Operating Officer and Chief Financial Officer of Hera Therapeutics Inc. since September 2014. Previously, he was Partner at Nippon Heart Hospital, LLC from September 2005 to January 2007, which was formed to build and manage cardiovascular care hospitals in Japan. From 2002 to 2005, Mr. Sayward was the Executive Vice President and Chief Financial Officer of LMA North America Inc., a medical device business focused on patient airway management. From 1996 to 2001, Mr. Sayward served as the Executive Vice President of Finance, Chief Financial Officer and Treasurer of SICOR Inc., and was elected to its board of directors in 1998. Previous to the above, he served in various management positions with Baxter Healthcare. He received a B.A. in History from Northwestern University in 1973 and a Master of Management from the Kellogg School of Management at Northwestern University in 1975.

We believe that Mr. Sayward’s past experiences in the health care industry, both in medical devices and pharmaceuticals, make him well qualified to serve on our Board of Directors. Further, Mr. Sayward’s depth and breadth of positions and experiences also makes him well qualified to serve as a financial expert and Audit Committee chairman.

Mitchell I. Quain	Age 71	Director since 2019
Industrialist
Committees: Compensation and Corporate Governance (Chairman)
Mr. Quain joined the Board of Directors of the Company in January 2019 and became lead independent director on January 1, 2021. He has been a member of the Executive Council at American Securities since 2020, and was a Partner at One Equity Partners, a private equity investment firm, from 2010 to 2011. A Chartered Financial Analyst and “Financial Expert”, he serves on the Board of Directors of AstroNova, Inc., Kensington Acquisitions V, and Williams Industrial Holdings. Previously, he served on the boards of publicly traded DeCrane Aircraft Holdings, Inc., Handy & Harman Ltd., Hardinge, Inc., HEICO Corporation, Jason Industries, Kensington Acquisitions, MagneTek, Inc., Mechanical Dynamics, Inc., RBC Bearings, Inc., Strategic Distribution, Tecumseh Products Company, Titan International, Xerium, Inc., was Executive Chairman of the Board of Register.com and a Senior Advisor at Carlyle Group.
He is Chairman Emeritus of the Board of Overseers of The University of Pennsylvania’s School of Engineering and Applied Sciences and has served for 10 years on Penn’s Board of Trustees. He has served for 9 years on the Board and Executive Committee of Penn Medicine, a $4 billion enterprise. He is also a member of the Board of Trustees of Curry College, in Milton, Massachusetts. He is on the Board of Directors of the Palm Beach Zoological Society.
He was born and raised in the New York City area; received his B.S. in electrical engineering from the University of Pennsylvania in 1973 and his MBA with distinction from Harvard Business School in 1975.
He joined the research department of Wertheim & Company in June 1975, and chose machinery as his specialty, having worked for a summer at United Engineers & Contractors, in Philadelphia. He appeared on Institutional Investor magazine’s All American research team for fifteen years, “retiring” from research in 1995 while holding the “number one” ranking. Meanwhile, he became a partner in Wertheim in 1984, and in 1995 joined its operating committee, having assumed responsibility for the equity capital markets department. He left the firm in early 1997, joined Furman Selz as an Executive Vice President and a member of its Board of Directors. There he built Wall Street’s second industrial manufacturing group (“the Golden Gear,”) having begun its first at Wertheim (“In Rust We Trust”). He left the “sellside” in 2001, retiring as Vice Chairman of ABN AMRO.
Mr. Quain brings to the Board of Directors experience in public company governance and investment experience in small-cap and industrial companies, which gives him a valuable perspective in his role as a director. His qualifications to serve as a director also include his private equity investment experience.

Form 10-K Amendment No. 1

John W. Gildea	Age 80	Director since 2021
Retired Principal, Gildea Management Company
Committees: Audit and Corporate Governance
Mr. Gildea brings over three decades of experience investing in special situation debt and equity of small to middle market companies. Previously, he was the founding partner of Gildea Management Company from 1984-2003, the general partner of The Network Funds. The fund focused on investing and sponsoring special situation investments in public and private companies, primarily in the United States. His previous experience includes a joint venture of Gildea Management with J.O. Hambro Capital Management Co. to manage accounts targeting high yield debt and small capitalization equities. He was also founder of Latona Europe, a joint venture based in Prague seeking restructuring opportunities in Central Europe. Before forming Gildea Management, Mr. Gildea managed the Corporate Services Group at Donaldson, Lufkin and Jenrette, an investment banking firm.
Throughout his extensive career, Mr. Gildea has served on a range of public and private corporate boards. Previously, he served on the board and board committees of the following companies: America Service Group, Inc.; Amdura Corp.; American Healthcare Management, Inc.; America Opportunities Fund; Country Pure Juice; Gentek, Inc.; General Chemical Group, Inc.; Hain Food Group, Inc.; International Textile Group, Inc.; Konover Property Trust, Inc.; Misonix, Inc.; Shearers Foods; Sothic Capital, Sterling Chemicals, Inc.; Trident North Atlantic Fund; and UNC, Inc. Mr. Gildea received a Bachelor of Arts degree from the University of Pittsburgh.
Mr. Gildea brings to the Board of Directors experience in public company governance and investment experience in small-cap and industrial companies, which gives him a valuable perspective in his role as a director. His qualifications to serve as a director also include his private equity investment experience.

Form 10-K Amendment No. 1
Executive Officers
The names of our executive officers, their ages, their positions with Star Equity, and other biographical information as of May 1, 2023, are set forth below. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Jeffrey E. Eberwein	52	Director, Executive Chairman of the Board of Directors
Richard K. Coleman, Jr.	66	Chief Executive Officer
David J. Noble	52	Chief Financial Officer
Martin B. Shirley	60	President of Digirad Health

Jeffrey E. Eberwein. Mr. Eberwein’s full biographical information is provided above under the heading “Information about the Company’s Directors.”

Richard K. Coleman, Jr. Mr. Coleman’s full biographical information is provided above under the heading “Information about the Company’s Directors.”
David J. Noble was appointed as our Chief Financial Officer in July 2019. Prior to being appointed as our Chief Financial Officer, Mr. Noble served as our Chief Operating Officer from September 2018 to January 2022 and as our Interim Chief Financial Officer from January 2019 to July 2019. Prior to joining the Company, Mr. Noble served as Managing Member of Noble Point LLC, a business and financial advisory firm. From July 2005 through September 2017, Mr. Noble was a senior investment banker at HSBC, serving as Managing Director & Head of Equity Capital Markets for the Americas for more than a decade. Prior to joining HSBC, Mr. Noble held various senior roles within Equity Capital Markets at Lehman Brothers, both in the U.S. and overseas, from August 1997 to July 2005. In his 20-year Wall Street career, Mr. Noble was involved in hundreds of equity transactions across a wide range of sectors, including healthcare, industrials, financial services, media, technology, and energy, among others. Mr. Noble earned a B.A. degree in Political Science from Yale University in 1992 and an M.B.A. in Finance from MIT’s Sloan School of Management in 1997.

Martin B. Shirley was appointed as President of Digirad Health in May 2022. Prior to that role, he was President of Digirad Imaging Solutions since January 2016 to May 2022. Mr. Shirley served as Senior Vice President of Digirad Imaging Solutions Sales and Marketing from January 2012 to January 2016. In June 2010, he was appointed Vice President of Sales & Operations for Digirad Imaging Solutions. From January 2008 through June 2010, he served as Vice President of Sales for Digirad Imaging Solutions. Prior to serving as Vice President of Sales, he served in a variety of roles during his tenure at Digirad, including National, Regional and Territory Sales Management positions in both the Digirad Imaging Solutions Division and the Product Division. Mr. Shirley earned a A.S. degree in Nuclear Medicine Technology from Hillsborough Community College in 1985 and a A.A. degree in Liberal Arts from Santa Fe Community College in 1982.
Director Nomination Process
During the fiscal year ended December 31, 2022, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.
Audit Committee
The Audit Committee of the Board of Directors (the “Audit Committee”), established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), consists of Messrs. Gildea, Cunnion, and Sayward, with Mr. Sayward serving as chairman. All members of the Audit Committee (i) are independent directors (as currently defined in Rule 5605(a)(2) of the NASDAQ listing rules); (ii) meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act; (iii) have not participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years; and (iv) are able to read and understand fundamental financial statements. Mr. Sayward qualifies as an “audit committee financial expert” as defined in the rules and regulations established by the SEC. The Audit Committee is governed by a written charter approved by our Board of Directors.
Compensation Committee

Form 10-K Amendment No. 1
The Compensation Committee of the Board of Directors (the “Compensation Committee”) consists of Messrs. Cunnion, Sayward, and Gildea with Mr. Cunnion serving as chairman. All members of the Compensation Committee are independent, as determined under the various Nasdaq, SEC and Internal Revenue Service qualification requirements. The Compensation Committee is governed by a written charter approved by our Board of Directors. The functions of this committee include, among other things reviewing and, as it deems appropriate, recommending to our Board of Directors, policies, practices, and procedures relating to the compensation of our directors, officers and other managerial employees and the establishment and administration of our employee benefit plans; establishing appropriate incentives for officers, including the chief executive officer, to encourage high performance, promote accountability and adherence to company values and further our long-term strategic plan and long-term value; and exercising authority under our employee benefit plans.
Corporate Governance Committee
The Corporate Governance Committee consists of Messrs. Cunnion, Gildea and Quain with Mr. Quain serving as chairman. The functions of the Corporate Governance Committee include, among other things: reviewing and recommending nominees for election as directors, assessing the performance of our Board of Directors, developing guidelines for the composition of our Board of Directors, reviewing and administering our corporate governance guidelines and considering other issues relating to corporate governance; and oversight of the Company compliance officer and compliance with the Ethics Code. The Corporate Governance Committee is governed by a written charter (the “Corporate Governance Committee Charter”) approved by our Board of Directors. A copy of the Corporate Governance Committee Charter can be found by clicking on the “Corporate Governance” link under the Investors tab on our website at www.starequity.com. All members of the Corporate Governance Committee are independent directors (as defined in Rule 5605(a)(2) of the NASDAQ listing rules).
Delinquent Section 16(a) Reports.
Section 16(a) of the Exchange Act requires Star Equity’s directors, executive officers and holders of more than 10% of its common stock to file with the SEC reports (typically, Forms 3, 4, and/or 5) regarding their ownership and changes in ownership of Star Equity’s securities. Based solely on a review of Forms 3, 4, and 5 and amendments thereto filed with the SEC, we believe that during the fiscal year ended December 31, 2022, Star Equity’s directors, officers and 10% stockholders have complied with all applicable Section 16(a) filing requirements.
Code of Business Conduct and Ethics
We have established a Code of Business Ethics and Conduct (the “Ethics Code”) that applies to all our officers, directors, employees and contractors. The Ethics Code contains general guidelines for conducting our business consistent with the highest standards of business ethics and compliance with applicable law, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. Day-to-day compliance with the Ethics Code is overseen by the Company compliance officer appointed by our Board of Directors. If we make any amendments to the Ethics Code or grant any waiver from a provision of the Ethics Code to any director or executive officer, we will promptly disclose the nature of the amendment or waiver on the “Investor Relations” section of the Company’s website (www.starequity.com) under the tab “Governance Documents.”

Form 10-K Amendment No. 1
ITEM 11.EXECUTIVE COMPENSATION
Summary Compensation Table
The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2022 and 2021 by (i) our principal executive officer, (ii) our two other most highly compensated executive officers (other than our principal executive officer) who were serving as executive officers as of December 31, 2022, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the preceding clause (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the calendar year ended December 31, 2021 (the “named executive officers”).

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($) (4)	Total ($)
Jeffrey E. Eberwein*	2022	—	—	143,500	—	—	143,500
Executive Chairman	2021	—	—	174,254	—	—	174,254
Richard K. Coleman, Jr.*	2022	382,773	—	100,001	—	2,500	485,274
Chief Executive Officer	2021	—	—	—	—	—	—
David J. Noble**	2022	322,503	78,000	—	—	3,500	404,003
Chief Financial Officer	2021	301,154	150,000	104,998	—	3,500	559,652
Martin B. Shirley***	2022	275,915	104,000	—	—	3,500	383,415
President of Digirad Health	2021	263,359	65,000	15,000	—	3,500	346,859
__________________
* Effective January 1, 2021, Mr. Eberwein assumed the position of Executive Chairman and became the Company’s principal executive officer. Effective April 1, 2022, Richard K. Coleman, Jr. was appointed as the Company’s Chief Executive Officer.
** Mr. Noble also served as the Chief Operating Officer of the Company during 2021.
***Effective May 2, 2022, Martin B. Shirley assumed the position of President of Digirad Health.
(1)The base salary for each executive is initially established through negotiation at the time the executive is hired, and year to year adjustments taking into account attributes and factors described below in the Narrative Disclosure to Summary Compensation Table. Based on the factors discussed above, 2022 base salaries were as follows: Mr. Coleman’s 2022 base salary was set at $400,000, which has not been adjusted since it was initially set in April 2022; the total for 2022 was $382,773; Mr. Noble’s 2022 base salary was set at $325,000, which was initially set at $300,000 from his last adjustment in 2018; the total for 2022 was $322,503; Mr. Shirley’s 2022 base salary was initially set at $300,000 from his last adjustment in February 2017, the total for 2022 was $275,915. Mr. Eberwein does not receive base compensation. The differences between base and actual salary are due to pay period timing differences at year end.
(2)The 2022 Executive Incentive Plan for the fiscal year ended December 31, 2022 (the “2022 Annual Plan”), which provides for discretionary bonuses, is described below in the Narrative Disclosure to Summary Compensation Table.
(3)Represents full fair value at grant date of restricted stock units (“RSUs”), including the stock awards with performance conditions (“PSUs”) described below, representing the right to receive, at settlement, common stock of the Company, granted to our named executive officers, computed in accordance with FASB ASC Topic 718, Stock Compensation. The full grant date fair value of an equity award is the maximum value that may be received over the vesting period if all vesting conditions are satisfied, as discussed further below. Thus, there is no assurance that the value, if any, eventually received by our executive officers will correspond to the amount shown. For information regarding assumptions made in connection with this valuation, please see Note 11. Share-Based Compensation to our consolidated financial statements found in our Original Report .
(4)Amounts shown for 2022 and 2021 include up to $2,500 matching contributions to the executives’ 401(k) retirement plans and up to $1,000 seed contribution to the executive’s Health Saving Account plans.

Form 10-K Amendment No. 1
Narrative Disclosure to Summary Compensation Table
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
When determining the base salary component of executive compensation for 2022, the Compensation Committee considered the achievements of the executives in 2021 based on actual financial performance of the business and achievement of the goals set by the Board of Directors for the individual executive, the fiscal 2022 budget and financial performance expectations, and the totality of all compensation components. After due consideration, the Compensation Committee set compensation as reflected in the Summary Compensation Table above.
Annual Incentive Bonus. Payments under the Company’s executive bonus plan are based on achieving clearly defined, short-term goals, with the 2022 Annual Plan (described below) being the exception because it only provided for discretionary bonuses. We believe that such bonuses provide incentive to achieve goals that the Company aligns with its stockholders’ interests by measuring the achievement of these goals, whenever possible, in terms of revenue, income or other financial objectives. In setting bonus levels, the Company reviews its annual business plan and financial performance objectives. After estimating the likely financial results of the business plan as submitted by management and approved by the Board of Directors, the Company sets financial threshold goals based on those estimated results primarily in terms of EBITDA. The Company sets the minimum performance thresholds that must be reached before any bonus is paid at levels that will take significant effort and skill to achieve. An executive officer’s failure to meet some or all of these personal goals can affect his or her bonus amount. The Company believes that offering significant potential income in the form of bonuses allows the Company to attract and retain executives and to align their interests with those of the Company’s stockholders.
Fiscal Year 2022
Due to the unprecedented and unpredictable nature of the COVID-19 pandemic, the Company’s executive team was pushed to new limits and was compelled to be creative, flexible, thoughtful, proactive and diligent in implementing decisions regarding the best way to meet the needs and expectations of our customers, our employees and our vendors, and our traditional bonus measures did not encompass or reward the effort being put forth during the pandemic. As a result, the 2020 Annual Plan, paid in 2021, and the 2022 Annual Plan were made 100% discretionary and based on subjective objectives to be determined by the Board of Directors. The actual cash bonuses payable in 2023 for 2022 performance (if any) for the achievement of such objectives will be determined by the Compensation Committee in 2023.
The cash bonus amounts under the 2022 Annual Plan were as follows.

Name and Principal Position	Percentage of Base Salary	Bonus Payout
Richard K. Coleman, Jr.*	—%	$—
David J. Noble, Chief Financial Officer	24%	$78,000
Martin B. Shirley, President of Digirad Health	35%	$104,000

* Effective April 1, 2022, Richard K. Coleman, Jr. was appointed as the Company’s Chief Executive Officer.

Equity Grants

In connection with the adoption of the 2022 Annual Plan for the year ended December 31, 2021, the Compensation Committee determined that, as part of a long-term retention mechanism and to incentivize the executive officers to increase the Company’s stockholder value, the following RSUs were awarded effective on January 1, 2022 and August 23, 2022 (the “2022 Grant Dates”) to Messrs. Noble, Coleman, and Shirley.
The RSUs granted to Messrs. Coleman, Noble and Shirley vest over three years in three equal installments, with each such installment vesting on each anniversary of the 2022 Grant Dates. Each RSU grant to Messrs. Coleman, Noble and Shirley were made pursuant to and subject to the terms of the 2022 Annual Plan, the Company’s 2018 Incentive Plan, and the respective award agreement that sets forth the terms of the grant.

Form 10-K Amendment No. 1
The RSU grant to Mr. Eberwein was made according to the terms set by the Compensation Committee and under the Company’s 2022 Incentive Plan. Mr. Eberwein’s RSU grant vests in 2023. Mr. Eberwein received 126,462 RSUs under the 2022 Annual Plan.

Name and Principal Position	Cash Value of the Restricted Stock Units Granted
Jeffrey E. Eberwein, Executive Chairman	143,500
Richard K. Coleman, Jr., Chief Executive Officer*	100,001
David J. Noble, Chief Financial Officer*	—
Martin B. Shirley, President of Digirad Health	—
* Effective April 1, 2022, Richard K. Coleman, Jr. was appointed as the Company’s Chief Executive Officer.
Other Compensation
The Company currently maintains benefits for executive officers that include medical, dental, vision and life insurance coverage and the ability to contribute to a 401(k)retirement plan; however, the Compensation Committee in its discretion may revise, amend or add to the executive officer’s executive benefits if it deems it advisable. The benefits currently available to the executive officers are also available to other employees.

Outstanding Equity Awards at Fiscal Year-End
The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2022, including the value of the stock awards.

Name			Option Awards				Stock Awards
	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jeffrey E. Eberwein	8/11/2022	(2)	—	—	$—	—	126,462	$143,500

Richard K. Coleman, Jr.	1/1/2022	(1)	—	—	—	—	39,216	$100,001

David J. Noble	8/23/2021	(1)	—	—	—	—	16,665	$49,995
	3/3/2021	(1)	—	—	—	—	6,622	$19,998

Martin B. Shirley	8/23/2021	(1)	—	—	$—	—	3,333	$9,999
	2/1/2016	(3)	906	906	$51.20	2/1/2026	—	$—
____________________

(1)33-1/3% of the units vest annually on the anniversary of the grant date over a three-year period.
(2)100% of the units vest annually on the anniversary of the grant date.
(3)25% of the units vest annually on the anniversary of the grant date over a four-year period.
Potential Payments Upon Termination or Change of Control
Richard K. Coleman, Jr.
On December 16, 2021, the Company hired Richard K. Coleman, Jr. to serve as the Company’s Chief Operating Officer, effective January 1, 2022. Effective April 1, 2022, the Company entered into an amended employment agreement with Mr.

Form 10-K Amendment No. 1
Coleman (the “Coleman Employment Agreement”), pursuant to which Mr. Coleman serves as Chief Executive Officer of the Company.
Pursuant to the Coleman Employment Agreement, Mr. Coleman can be terminated for “cause,” upon death, upon disability and without “cause.” Under the Coleman Employment Agreement, termination for “cause” generally means the termination of Mr. Coleman’s employment by reason of: (A) the willful failure of Mr. Coleman to perform his duties and obligations in any material respect (other than any failure resulting from his disability), (B) intentional acts of dishonesty or willful misconduct by Mr. Coleman with respect to the Company, (C) arrest or conviction of a felony or violation of any law involving dishonesty, disloyalty, moral turpitude, or fraud, or entry of a plea of guilty or nolo contendere to such charge, (D) Mr. Coleman’s commission at any time of any act of fraud, embezzlement or willful misappropriation of material Company property, (E) repeated refusal to perform the reasonable and legal instructions of the Board of Directors, (F) willful and material breach of his obligations under any material agreement entered into between Mr. Coleman and the Company or any of its affiliates, or willful and material breach of the Company’s polices or procedures which causes material damage to the Company, its business or reputation, provided that for subsections (A), (E), and (F), if the breach reasonably may be cured, Mr. Coleman has been given at least thirty (30) days after his receipt of written notice of such breach from the Company to cure such breach. Termination without “cause” means termination for any reason other than death, disability, for “cause,” or for no reason at all, upon sixty (60) days’ written notice.

The Coleman Employment Agreement provides for termination of Mr. Coleman’s employment upon his election by voluntary resignation or termination for good reason. Termination by voluntary resignation means Mr. Coleman can terminate his employment with the Company at any time and for any reason whatsoever or for no reason at all in his sole discretion upon giving sixty (60) days’ written notice. A termination for good reason means Mr. Coleman can terminate his employment with the Company pursuant to the occurrence of any of the following events: (i) any material diminution in his authority, duties and responsibilities, (ii) any material reduction of his base salary, aggregate incentive compensation opportunities or aggregate benefits, unless such changes are applied to all members of the Company’s leadership team and amount to less than a 10% reduction in total, or (iii) a material breach by the Company of the Coleman Employment Agreement. In addition, either the Company or Mr. Coleman can deliver to the other party a written notice of non-renewal at least sixty (60) days prior to the applicable renewal date of the Coleman Employment Agreement.

In the event Mr. Coleman voluntarily resigns, is terminated for “cause,” is terminated upon death, or is terminated upon disability, he would be entitled to receive: (i) his then current salary accrued up to and including the date of termination or resignation, (ii) unreimbursed expenses, and (iii) any vested payment or accrued benefits under any equity or Company benefit plan (the “Accrued Obligations”). All RSU awards under the Coleman Employment Agreement vest one-third on each of the first, second and third anniversaries of the grant date.

In the event Mr. Coleman terminates his employment for good reason, his employment is terminated without “cause,” or his employment is terminated by delivery of a non-renewal notice by the Company, he would be entitled to receive: (i) the Accrued Obligations (described above), (ii) a target bonus based on the target bonus metrics used to determine actual performance at the end of the fiscal year, but prorated to reflect the number of full months worked during the fiscal year, (iii) immediate vesting of any RSUs awarded under the Coleman Employment Agreement for which the performance period has not been completed as of the date of termination based on the level of achievement of the performance goals at the end of the performance period, but pro-rated based on the number of full months worked during the performance period, and (iv) immediate vesting of any RSUs awarded under the Coleman Employment Agreement which are outstanding as of the date of termination. Notwithstanding the foregoing, if within twelve (12) months following a change of control (as defined in the Coleman Employment Agreement), the Company terminates Mr. Coleman’s employment without “cause,” he resigns from his employment with good reason, or his employment terminates due to Company’s delivery of a non-renewal notice, then the bonus payment under (ii) above shall equal the equivalent of his target bonus without proration and, in addition to (iii) and (iv) above, he shall receive (v) twelve months of his then-current base salary.

Form 10-K Amendment No. 1
David J. Noble
On October 31, 2018, the Company entered into an employment agreement with David J. Noble, which was amended and restated on December 22, 2021 (the “Noble Employment Agreement”). On this same date, Mr. Noble agreed to relinquish the role of Chief Operating Officer, while retaining the position of Chief Financial Officer effective January 1, 2022.
Pursuant to the Noble Employment Agreement, Mr. Noble can be terminated for “cause,” upon death, upon disability and without “cause.” Under the Noble Employment Agreement, termination for “cause” generally means the termination of Mr. Noble’s employment by reason of: (A) the willful failure of Mr. Noble to perform his duties and obligations in any material respect (other than any failure resulting from his disability), (B) intentional acts of dishonesty or willful misconduct by Mr. Noble with respect to the Company, (C) arrest or conviction of a felony or violation of any law involving dishonesty, disloyalty, moral turpitude, or fraud, or entry of a plea of guilty or nolo contendere to such charge, (D) Mr. Noble’s commission at any time of any act of fraud, embezzlement or willful misappropriation of material Company property, (E) repeated refusal to perform the reasonable and legal instructions of the Board of Directors, (F) willful and material breach of his obligations under any material agreement entered into between Mr. Noble and the Company or any of its affiliates, or willful and material breach of the Company’s polices or procedures which causes material damage to the Company, its business or reputation, provided that for subsections (A), (E), and (F), if the breach reasonably may be cured, Mr. Noble has been given at least thirty (30) days after his receipt of written notice of such breach from the Company to cure such breach. Termination without “cause” means termination for any reason other than death, disability, for “cause,” or for no reason at all, upon sixty (60) days’ written notice.

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

If Mr. Noble’s employment was terminated in connection with a change of control as of December 31, 2021, he would have been entitled to receive: (i) a cash payment in the amount of $300,000, (ii) and immediate vesting of certain equity awards.

Form 10-K Amendment No. 1
Martin B. Shirley
On August 24, 2022, the Company entered into an employment agreement with Martin B. Shirley (the “Shirley Employment Agreement”), pursuant to which Mr. Shirley serves as “President - Digirad Health, Inc.”
Pursuant to the Shirley Employment Agreement, Mr. Shirley can be terminated for “cause,” upon death, upon disability and without “cause.” Under the Shirley Employment Agreement, termination for “cause” generally means the termination of Mr. Shirley’s employment by reason of: (A) the willful failure of Mr. Shirley to perform his duties and obligations in any material respect (other than any failure resulting from his disability), (B) intentional acts of dishonesty or willful misconduct by Mr. Shirley with respect to the Company, (C) arrest or conviction of a felony or violation of any law involving dishonesty, disloyalty, moral turpitude, or fraud, or entry of a plea of guilty or nolo contendere to such charge, (D) Mr. Shirley’s commission at any time of any act of fraud, embezzlement or willful misappropriation of material Company property, (E) repeated refusal to perform the reasonable and legal instructions of the Board of Directors, (F) willful and material breach of his obligations under any material agreement entered into between Mr. Shirley and the Company or any of its affiliates, or willful and material breach of the Company’s polices or procedures which causes material damage to the Company, its business or reputation, provided that for subsections (A), (E), and (F), if the breach reasonably may be cured, Mr. Shirley has been given at least thirty (30) days after his receipt of written notice of such breach from the Company to cure such breach. Termination without “cause” means termination for any reason other than death, disability, for “cause,” or for no reason at all, upon sixty (60) days’ written notice.

The Shirley Employment Agreement provides for termination of Mr. Shirley’s employment upon his election by voluntary resignation or termination for good reason. Termination by voluntary resignation means Mr. Shirley can terminate his employment with the Company at any time and for any reason whatsoever or for no reason at all in his sole discretion upon giving sixty (60) days’ written notice. A termination for good reason means Mr. Shirley can terminate his employment with the Company pursuant to the occurrence of any of the following events: (i) any material diminution in his authority, duties and responsibilities, (ii) any material reduction of his base salary, aggregate incentive compensation opportunities or aggregate benefits, unless such changes are applied to all members of the Company’s leadership team and amount to less than a 10% reduction in total, or (iii) a material breach by the Company of the Shirley Employment Agreement. In addition, either the Company or Mr. Shirley can deliver to the other party a written notice of non-renewal at least sixty (60) days prior to the applicable renewal date of the Shirley Employment Agreement.

In the event Mr. Shirley voluntarily resigns, is terminated for “cause,” is terminated upon death, or is terminated upon disability, he would be entitled to receive: (i) his then current salary accrued up to and including the date of termination or resignation, (ii) unreimbursed expenses, and (iii) any vested payment or accrued benefits under any equity or Company benefit plan (the “Accrued Obligations”).

In the event Mr. Shirley terminates his employment for good reason, his employment is terminated without “cause,” or his employment is terminated by delivery of a non-renewal notice by the Company, he would be entitled to receive: (i) the Accrued Obligations (described above), (ii) a target bonus based on the target bonus metrics used to determine actual performance at the end of the fiscal year, but prorated to reflect the number of full months worked during the fiscal year, (iii) salary continuation for a period of six months in accordance with the Company’s then established payroll practices, provided provided that payments of the consideration in (ii) and (iii) are subject to Mr. Shirley’s execution and delivery of a customary general release (that is no longer subject to revocation under applicable law) of the Company, its parents, subsidiaries and affiliates and each of their respective officers, directors, employees, agents, successors and assigns.
Equity awards that would have vested upon termination or change of control at December 31, 2022, are described below under the heading “Equity Awards.”
Equity Awards

The equity agreements of our named executive officers provide that, in case of a change of control of the Company, all equity instruments then outstanding but neither assumed nor replaced by the successor entity shall vest immediately upon the change of control event. Further, if an executive’s employment is terminated without cause within twelve (12) months of the change of control, all equity instruments then outstanding, either assumed or replaced, shall become fully vested at the time of termination. As of December 31, 2022, the value of the equity instruments of our named executive officers that would accelerate upon (i) termination without cause within twelve (12) months of a change of control in which stock options and restricted stock units are assumed or replaced by the successor entity, or (ii) a change of control in which the outstanding stock options and restricted stock units are neither assumed or replaced by the successor entity, would be as follows based on the difference between the closing price on the last trading day of the year of $0.85 per share and the exercise price of the

Form 10-K Amendment No. 1
respective options, and with regard to restricted stock units, based solely on the closing price on the last trading day of the year of $0.85:

Name	Option Value as of December 31, 2022	Stock Award Value as of December 31, 2022
Jeffrey E. Eberwein	$—	$143,500
Richard K. Coleman, Jr.	—	100,001
David J. Noble	—	69,993
Martin B. Shirley	12,149	9,999

COMPENSATION OF DIRECTORS
Annual Retainer
Non-employee members of our Board of Directors are paid an annual retainer for their service, with additional compensation for being the chairperson of the Board of Directors, serving on a committee of the Board of Directors and chairing a committee of the Board of Directors. Payments are made quarterly.
The compensation paid to the members of the Board of Directors is indicated in the chart below:

2022 Director Cash Compensation
Director Annual Retainer (all) (1)	$72,000
Additional Annual Retainer to Executive Chairperson	$100,000
Additional Annual Retainer to Audit Committee Chairperson	$25,000
Additional Annual Retainer to Compensation Committee Chairperson	$15,000
Additional Annual Retainer to Corporate Governance Committee Chairperson	$10,000
Additional Annual Retainer to Audit Committee Member	$5,000
Additional Annual Retainer to Compensation Committee Member	$5,000
Additional Annual Retainer to Corporate Governance Committee Member	$5,000

(1)In March 2021, the Compensation Committee of the Board elected that all directors receive all committee related compensation in the form of RSUs, unless the director makes a timely one-time election to receive cash for the applicable year. In August 2022, the Compensation Committee of the Board elected to suspend all RSU compensation and to provide compensation to all Directors in cash.

For the sake of clarity, in the fiscal year ended December 31, 2022, each of the Audit Committee, the Compensation Committee, the Corporate Governance Committee, and the Strategic Advisory Committee chairpersons only received an amount equal to the chairperson fee set forth in the table above and not the chairperson fee plus the member fee.

Form 10-K Amendment No. 1
Equity Compensation
Equity compensation awards, and the amount of such awards, to non-employee members of our Board of Directors are at the discretion of the Compensation Committee of our Board of Directors. Historically, such awards have been in the form of RSUs and the Compensation Committee generally set the amount of those awards at a fair market value equal to the annual cash retainer received by non-employee members of our Board of Directors (the “Retainer Awards”). We believe that equity compensation helps to further align the interests of our directors with those of our stockholders because the value of directors’ share ownership will rise and fall with that of our other stockholders. In March 2021, the Compensation Committee elected to end the separate annual equity awards described above and to instead increase the size of the Retainer Awards to quarterly awards of RSUs having a fair market value (as defined in the 2022 Annual Plan) of $18,000 each. In August 2022, the Compensation Committee of the Board elected to suspend all RSU compensation and to provide compensation to all Directors in cash.
Director Compensation Table
The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities to the non-employee members of our Board of Directors for the fiscal year ended December 31, 2022.

Name	Fees Paid in Cash ($)	Stock Awards ($) (2)	All Other Compensation ($)	Total ($)
Jeffrey E. Eberwein (1)	$36,000	$143,500	—	$179,500
John W. Gildea	43,500	41,783	—	85,283
Michael A. Cunnion	61,000	36,000	—	97,000
John W. Sayward	66,000	36,000	—	102,000
Mitchell I. Quain	41,000	42,731	—	83,731
____________________

(1)Such amounts are in addition to the amounts reflected above in the Summary Compensation Table.
(2)Represents full fair value at grant date of RSUs granted to our directors, computed in accordance with FASB ASC Topic 718.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information as of May 1, 2023 regarding the beneficial ownership of our common stock by (i) each person we know to be the beneficial owner of 5% or more of our common stock, (ii) each of our named executive officers, (iii) each of our directors, and (iv) all of our current executive officers and directors as a group. Information with respect to beneficial ownership has been furnished by each director, executive officer or 5% or more stockholder, as the case may be. The address for all executive officers and directors is c/o Star Equity Holdings, Inc., 53 Forest Ave., Suite 101, Old Greenwich, Connecticut 06870.
Percentage of beneficial ownership is calculated based on 15,133,219 shares of common stock outstanding as of April 21, 2023. Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants, or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of May 1, 2023. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Form 10-K Amendment No. 1

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
5% Stockholders:
None

Named Executive Officers and Directors:
Jeffrey E. Eberwein (1)	4,058,685	25.04%
John W. Sayward (2)	63,599	*
Michael A. Cunnion (3)	78,297	*
Mitchell I. Quain (4)	149,453	*
David J. Noble (5)	143,351	*
John W. Gildea (6)	90,154	*
Richard K. Coleman, Jr. (7)	109,874	*
Martin B. Shirley (8)	12,942	*
All Executive Officers and Directors as a group (8 persons) (9)	4,706,355	28.83%
____________________
* Indicates beneficial ownership of less than 1% of the outstanding common stock
(1)Includes (a) 2,983,685 shares of common stock held by Mr. Eberwein, (b) 1,075,000 shares of common stock underlying warrants exercisable.
(2)Includes (a) 63,599 shares of common stock held by Mr. Sayward and.
(3)Includes (a) 67,497 shares of common stock held by Mr. Cunnion, and (b) 10,800 shares of common stock underlying warrants exercisable within 60 days of April 21, 2023.
(4)Includes (a) 149,453 shares of common stock held by Mr. Quain.
(5)Includes (a) 103,351 shares of common stock held by Mr. Noble and (b) 40,000 shares underlying warrants exercisable within 60 days of April 21, 2023.
(6)Includes (a) 56,754 shares of common stock held by Mr. Gildea and (b) 33,400 shares of common stock underlying warrants exercisable within 60 days of April 21, 2023.
(7)Includes (a) 76,474 shares of common stock held by Mr. Coleman and (b) 33,400 shares underlying warrants exercisable within 60 days of April 21, 2023.
(8)Includes (a) 12,036 shares of common stock held by Mr. Shirley and (b) 906 shares of common stock subject to options exercisable within 60 days of April 21, 2023.
(9)Includes (a) 906 shares of common stock subject to options exercisable within 60 days of April 21, 2023, (b) 1,192,600 shares underlying warrants exercisable within 60 days of April 21, 2023, and (c) 3,512,849 shares of common stock held by our 8 executive officers and directors.

Securities Authorized for Issuance Under Equity Compensation Plans

	Equity Compensation Plan Information
	As of December 31, 2022
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)		(b) (2)	(c)
Equity compensation plans approved by security holders	409,615	(1)	$51.20	488,756	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	409,615		$51.20	488,756
____________________

Form 10-K Amendment No. 1
(1)This amount includes the following:
•1,907 shares issuable upon the exercise of outstanding stock options under the Company’s 2004 Stock Incentive 7 Year Plan, the 2004 Stock Incentive Plan, and the 2014 Equity Incentive Award Plan (the “2014 Incentive Plan”), with a weighted-average exercise price of $51.20.
•277,275 RSUs granted under the 2014 Incentive Plan and 2018 Incentive Plan.
(2) The 2014 Incentive Plan and 2018 Incentive Plan RSUs and PSUs have been excluded from the computation of the weighted-average exercise price since these awards have no exercise price.
(3) This amount represents the number of shares available for issuance pursuant to stock options and other awards that could be granted in the future under the 2018 Incentive Plan, as amended May 31, 2022 in order to increase the number of shares authorized for issuance thereunder. [The 2018 Incentive Plan allows for issuance of up to the sum of (i) [800,000] shares, plus (ii) the number of shares of common stock of the Company which remain available for grants of options or other awards under the 2014 Incentive Plan as of April 27, 2018, plus (iii) the number of shares that, after April 27, 2018, would again become available for issuance pursuant to the reserved share replenishment provisions of the 2014 Incentive Plan as a result of, stock options issued thereunder expiring or becoming unexercisable for any reason before being exercised in full, or, as a result of restricted stock being forfeited to the Company or repurchased by the Company pursuant to the terms of the agreements governing such shares (the shares described in clauses (ii) and (iii) of this sentence, the “Carryover Shares”). As of December 31, 2022, there were 63,751 Carryover Shares.]
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Eberwein Guarantees
SNB
On March 29, 2019, in connection with the entry by the Company and certain of its subsidiaries, as borrowers (collectively, the “SNB Borrowers”) into a Loan and Security Agreement with Sterling National Bank (“Sterling” or “SNB”) (the “SNB Loan Agreement”), Mr. Eberwein, the Executive Chairman, entered into a Limited Guaranty Agreement (the “SNB Eberwein Guaranty”) with SNB pursuant to which he guaranteed to SNB the prompt performance of all the SNB Borrowers’ obligations to SNB under the SNB Loan Agreement, including the full payment of all indebtedness owed by the SNB Borrowers to SNB. Mr. Eberwein’s obligations under the SNB Eberwein Guaranty are limited in the aggregate to the amount of (a) $1.5 million, plus (b) reasonable costs and expenses of SNB incurred in connection with the SNB Eberwein Guaranty. Mr. Eberwein’s obligations under the SNB Eberwein Guaranty terminate upon the Company and SNB Borrowers achieving certain milestones set forth in the SNB Loan Agreement.
Gerber
On January 31, 2020, EdgeBuilder and Glenbrook (the “EBGL Borrowers”), each a subsidiary of the Company, and the Company, 947 Waterford Road, LLC, 300 Park Street, LLC, 56 Mechanic Falls Road LLC, ATRM Holdings, Inc. (“ATRM”), and KBS Builders, Inc. (“KBS”), entered into a Loan and Security Agreement (the “EBGL Loan Agreement”) with Gerber Finance Inc. (“Gerber”) providing the EBGL Borrowers with a credit facility with borrowing availability of up to $3 million (the “EBGL Loan”). On March 5, 2020, the EBGL Borrowers entered into a First Amendment to Loan and Security Agreement (the “First EBGL Amendment”) with Gerber that amended the EBGL Loan Agreement. On March 5, 2020, contemporaneously with the execution and delivery of the First EBGL Amendment, Mr. Eberwein executed and delivered a guaranty (the “EBGL Eberwein Guaranty”) to Gerber pursuant to which he guaranteed the performance of all the EBGL Borrowers’ obligations to Gerber under the EBGL Loan Agreement, including the full payment of all indebtedness owing by the EBGL Borrowers to Gerber in connection with the EBGL Loan Agreement and related financing documents. Mr. Eberwein’s obligations under the EBGL Eberwein Guaranty were limited in the aggregate to the amount of (a) $0.5 million, plus (b) costs of Gerber incidental to the enforcement of the EBGL Eberwein Guaranty or any guaranteed obligations. On February 26, 2021, the Third EBGL Amendment discharged the EBGL Eberwein Guaranty and removed Mr. Eberwein as an ancillary guarantor from the EBGL Loan Agreement.
Premier
On June 30, 2017, EdgeBuilder and Glenbrook Building Supply, Inc. (together, “EBGL”) entered into a Revolving Credit Loan Agreement (as amended, the “Premier Loan Agreement”) with Premier Bank (“Premier”) providing EBGL with a working capital line of credit of up to $3 million. As a condition to the Premier Loan Agreement, Mr. Eberwein entered into a guaranty in favor of Premier, absolutely and unconditionally guaranteeing all of the borrowers’ obligations thereunder. As of

Form 10-K Amendment No. 1
May 26, 2021, all obligation under the Premier Loan Agreement have been repaid in full and no amount remains outstanding and Premier discharged Mr. Eberwein’s guaranty.
Star Equity Holdings, Inc.
Jeffrey E. Eberwein, the Executive Chairman, was also the Chief Executive Officer of LSVM prior to its dissolution. LSVM was the investment manager of Lone Star Value Investors (“LSVI”), now dissolved, and Lone Star Value Co-Invest I, LP (“LSV Co-Invest I”). Mr. Eberwein was also the sole manager of Lone Star Value Investors GP, LLC (“LSV GP”), the general partner of LSVI and LSV Co-Invest I, and the sole owner of LSV Co-Invest I, and over 25% owner of LSVI. LSVM was a wholly-owned subsidiary of Star Equity and was dissolved as of December 31, 2021.
As of December 31, 2022, Mr. Eberwein owned approximately 19.66% of the outstanding Star Equity common stock and 1,222,708 shares of preferred stock.
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
ATRM Notes Payable
ATRM had the following related party promissory notes (the “ATRM Notes”) outstanding as of December 31, 2020, which were repaid in full during April 2021 using proceeds from the sale of DMS Health Technologies, Inc.:
(i) Unsecured promissory note (principal amount of $0.7 million payable to LSV Co-Invest I), with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest previously due on January 12, 2020, subsequently extended to June 30, 2022.
(ii) Unsecured promissory note (principal amount of $1.2 million payable to LSV Co-Invest I), with interest payable semi-annually at a rate of 10.0% per annum (LSV Co-Invest I may elect to receive interest in-kind at a rate of 12.0% per annum), with any unpaid principal and interest previously due on June 1, 2020 , subsequently extended to June 30, 2022.
(iii) Unsecured promissory note (principal amount of $0.4 million payable to LSVM), with interest payable annually at a rate of 10.0% per annum (LSVM may elect to receive any interest payment entirely in-kind at a rate of 12.0% per annum), with any unpaid principal and interest previously due on November 30, 2020, subsequently extended to June 30, 2022.
Director Independence
Our Board of Directors has determined that each of the directors, except Messrs. Eberwein and Coleman, are independent directors (as currently defined in Rule 5605(a)(2) of the Nasdaq listing rules). In determining the independence of our directors, the Board of Directors considered all transactions in which the Company and any director had any interest, including those discussed above. The independent directors meet as often as necessary to fulfill their responsibilities, including meeting at least twice annually in executive session without the presence of non-independent directors and management.
The Audit Committee currently consists of Messrs. Gildea, Cunnion, and Sayward, with Mr. Sayward serving as chairman. All members of the Audit Committee are independent directors as defined in Rule 5605(a)(2) of the NASDAQ listing rules and Rule 10A-3 under the Exchange Act, and no member of the Audit Committee participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years.

The Compensation Committee currently consists of Messrs. Cunnion, Sayward, and Gildea with Mr. Cunnion serving as chairman. All members of the Compensation Committee are independent directors as determined in accordance with the Compensation Committee charter and applicable Nasdaq listing rules (Rule 5605(a)(2) of the NASDAQ listing rules).

Form 10-K Amendment No. 1
The Corporate Governance Committee currently consists of Messrs. Cunnion, Gildea and Quain with Mr. Quain serving as chairman. All members of the Corporate Governance Committee are independent directors (as defined in Rule 5605(a)(2) of the NASDAQ listing rules).
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
In connection with the audit of the 2022 consolidated financial statements, we entered into an engagement agreement with Wolf & Company, PC, (Boston, MA, PCAOB ID # 392) (“Wolf”) which sets forth the terms by which Wolf has performed audit and related professional services for us.
The following tables set forth the aggregate accounting fees paid by us to Wolf for the fiscal year ended December 31, 2022. No accounting fees were paid to Wolf for the fiscal year ended December 31, 2021.

For the year ended December 31
Type of Fee	2022
(in thousands)
Audit Fees	$515
Audit-Related Fees	15
Tax Fees	—
All Other Fees	—
Totals	$530
The below fees were paid to BDO US, LLP (San Diego, CA, PCAOB ID # 243) for the fiscal years ended December 31, 2022 and 2021.

	For the years ended December 31
Type of Fee	2022	2021
	(in thousands)
Audit Fees	$315	$1,288
Audit-Related Fees	42	—
Tax Fees	245	194
All Other Fees	—	—
Totals	$602	$1,482

No other accounting firm was retained to perform the identified accounting work for us. All non-audit related services in the tables above were pre-approved and/or ratified by the Audit Committee.

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
With respect to the professional services rendered, the Audit Committee had determined that the rendering of all non-audit services by our independent registered public accounting firm were compatible with maintaining the auditor’s independence and had pre-approved all such services.

Form 10-K Amendment No. 1
PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
1.Financial Statements
The financial statements of Star Equity Holdings, Inc. listed below were set forth in the Original Report:
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

Form 10-K Amendment No. 1

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

Form 10-K Amendment No. 1

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

Form 10-K Amendment No. 1

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

Form 10-K Amendment No. 1

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

Form 10-K Amendment No. 1

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

Form 10-K Amendment No. 1

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

Form 10-K Amendment No. 1

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

Form 10-K Amendment No. 1

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

10.97	Form of 2018 Incentive Plan, As Amended of Star Equity Holdings, Inc. (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement filed with the Commission on April 29, 2022).

10.98
eCapital EBGL Eighth Amendment to Loan and Security Agreement, dated August 11, 2022, by and among eCapital Asset Based Lending Corp., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 12, 2022).

10.99	2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 31, 2022).

10.100
eCapital EBGL Ninth Amendment to Loan and Security Agreement, dated September 1, 2022, by and among eCapital Asset Based Lending Corp., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2022).

10.101
eCapital KBS Twentieth Amendment to Loan and Security Agreement, dated September 27, 2022, by and eCapital Asset Based Lending Corp. and KBS Builders, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2022).

10.102
eCapital EBGL Eleventh Amendment to Loan and Security Agreement, dated December 31, 2022, by and among eCapital Asset Based Lending Corp., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc. (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2022).

10.103
eCapital KBS Twenty-First Amendment to Loan and Security Agreement, dated December 31, 2022, by and among eCapital Asset Based Lending Corp. and KBS Builders, Inc. (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2022).

10.104
Fourth Amendment to Loan and Security Agreement, dated December 31, 2022, by and among Gerber Finance Inc., Star Real Estate Holdings USA, Inc., 300 Park Street, LLC, 947 Waterford Road, LLC, and 56 Mechanic Falls Road, LLC. (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2022).

21.1	Subsidiaries of Star Equity Holdings, Inc. (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2022).

23.1	Consent of Wolf & Company, P.C., Independent Registered Public Accounting Firm (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2022).

23.2	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2022).

24.1	Power of Attorney (filed with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2022).

31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2022).

31.2
Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2022).

32.1
Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2022).

32.2
Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with the initial filing of the Annual Report on Form 10-K for the year ended December 31, 2022).

Form 10-K Amendment No. 1

Exhibit Number	Description

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Labels Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan.

*	Filed herewith.
**	Original exhibits filed electronically with the Original Report.

Form 10-K Amendment No. 1
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR EQUITY HOLDINGS, INC.

Dated:	May 1, 2023	By:	/S/ RICHARD K. COLEMAN, JR.
		Name:	Richard K. Coleman, Jr.
		Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

*	Executive Chairman of the Board of Directors	May 1, 2023
Jeffrey E. Eberwein
/S/ RICHARD K. COLEMAN, JR.	Chief Executive Officer	May 1, 2023
Richard K, Coleman, Jr.	(Principal Executive Officer)
/S/ DAVID J. NOBLE	Chief Financial Officer	May 1, 2023
David J. Noble	(Principal Financial and Accounting Officer)
*	Director	May 1, 2023
Mitchell I. Quain
*	Director	May 1, 2023
Michael A. Cunnion
*	Director	May 1, 2023
John W. Sayward
*	Director	May 1, 2023
John W. Gildea

* By: /S/ RICHARD K. COLEMAN, JR.
Richard K, Coleman, Jr., Attorney-in-fact