Form 10-Q
period 2023-03-31
STAR EQUITY HOLDINGS, INC.
filed 2023-05-15
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒
As of May 7, 2023, the registrant had 15,196,090 shares of Common Stock ($0.0001 par value) outstanding.

STAR EQUITY HOLDINGS, INC.

Important Information Regarding Forward-Looking Statements
Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations, and projections regarding our business strategies, market potential, future financial performance, industry, and other matters. This includes, in particular, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, as well as other portions of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause our actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. The most significant of these risks, uncertainties, and other factors are described in “Item 1A — Risk Factors” of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission on March 15, 2023, as amended on May 1, 2023. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except for per share amounts)

	Three Months Ended, March 31,
	2023	2022
Revenues:
Healthcare	$13,359	$13,418
Construction	12,346	11,631
Total revenues	25,705	25,049

Cost of revenues:
Healthcare	10,032	10,242
Construction	8,017	10,045
Investments	63	99
Total cost of revenues	18,112	20,386

Gross profit	7,593	4,663

Operating expenses:
Selling, general and administrative	6,433	6,788
Amortization of intangible assets	430	430
Total operating expenses	6,863	7,218

Income (loss) from operations	730	(2,555)

Other income (expense):
Other income (expense), net	(100)	(6)
Interest expense, net	(195)	(190)
Total other income (expense), net	(295)	(196)

Income (loss) before income taxes	435	(2,751)
Income tax benefit (provision)	—	(950)
Net income (loss)	435	(3,701)
Deemed dividend on Series A perpetual preferred stock	(479)	(479)
Net income (loss) attributable to common shareholders	$(44)	$(4,180)

Net income (loss) per share
Basic*	$0.03	$(0.29)
Diluted*	$0.03	$(0.29)
Net income (loss) per share, attributable to common shareholders
Basic*	$—	$(0.33)
Diluted*	$—	$(0.33)
Weighted-average common shares outstanding
Basic*	15,516	12,669
Diluted*	15,656	12,669

Dividends declared per share of Series A perpetual preferred stock	$0.25	$0.25
*Earnings per share may not add due to rounding
See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2023 (unaudited)	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$5,655	$4,665
Restricted cash	141	142
Investments in equity securities	3,577	3,490
Accounts receivable, net of allowances of $500 and $714, respectively	15,000	17,756
Inventories, net	10,043	10,627
Other current assets	2,239	2,587
Total current assets	36,655	39,267
Property and equipment, net	8,102	8,348
Operating lease right-of-use assets, net	4,040	4,482
Intangible assets, net	12,922	13,352
Goodwill	6,046	6,046
Other assets	1,736	1,807
Total assets	$69,501	$73,302

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$4,125	$3,430
Accrued liabilities	2,665	3,137
Accrued compensation	4,025	3,701
Accrued warranty	290	291
Lumber derivative contracts	62	104
Deferred revenue	2,926	3,376
Short-term debt	8,394	11,682
Operating lease liabilities	1,371	1,427
Finance lease liabilities	348	397
Total current liabilities	24,206	27,545
Deferred tax liabilities	176	176
Operating lease liabilities, net of current portion	2,749	3,141
Finance lease liabilities, net of current portion	300	386
Deferred Revenue, net of current portion	257	299
Total liabilities	27,688	31,547

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Series A Preferred stock, $0.0001 par value: 10,000,000 shares authorized: 8,000,000 shares authorized, liquidation preference ($10.00 per share), 1,915,637 shares issued and outstanding at March 31, 2023. (Liquidation preference: $18,988,390 as of March 31, 2023.)	18,988	18,988
Series C Preferred stock, $0.0001 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 50,000,000 shares authorized, respectively; 15,192,753 and 15,177,919 shares issued and outstanding (net of treasury shares) at March 31, 2023 and December 31, 2022, respectively	1	1
Treasury stock, at cost; 258,849 shares at March 31, 2023 and December 31, 2022, respectively	(5,728)	(5,728)
Additional paid-in capital	161,338	161,715
Accumulated deficit	(132,786)	(133,221)
Total stockholders’ equity	41,813	41,755
Total liabilities and stockholders’ equity	$69,501	$73,302
See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net (loss) income	$435	$(3,701)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation of property and equipment	414	471
Amortization of intangible assets	430	430
Non-cash lease expense	349	199
Provision for bad debt, net	28	300
Stock-based compensation	102	144
Amortization of loan issuance costs	28	37
(Gain) loss on sale of assets	(35)	(96)
Deferred income taxes	—	926
Unrealized (gain) loss of equity securities and lumber derivatives	(45)	584
Changes in operating assets and liabilities:
Accounts receivable	2,729	(397)
Inventories	584	(1,762)
Other assets	413	144
Accounts payable	694	919
Accrued compensation	323	142
Deferred revenue and billings in excess of costs and estimated profit	(449)	220
Operating lease liabilities	(357)	(185)
Other liabilities	(511)	989
Net cash provided (used) by operating activities	5,132	(636)

Investing activities
Purchases of property and equipment	(136)	(366)
Proceeds from sale of property and equipment	3	112
Purchases of equity securities	(85)	(1,070)
Proceeds from sales of equity securities	—	14
Net cash provided (used) by investing activities	(218)	(1,310)

Financing activities
Proceeds from borrowings	23,299	25,186
Repayment of debt	(26,606)	(24,748)
Proceeds from the sale of common stock, warrants, and exercise of over allotment options	—	13,198
Fees paid on issuance of common stock	—	(450)
Taxes paid related to net share settlement of equity awards	—	(3)
Repayment of obligations under finance leases	(139)	(154)
Preferred stock dividends paid	(479)	(479)
Net cash provided (used) by financing activities	(3,925)	12,550
Net increase in cash, cash equivalents, and restricted cash	989	10,604
Cash, cash equivalents, and restricted cash at beginning of period	4,807	4,816
Cash, cash equivalents, and restricted cash at end of period	$5,796	$15,420

Reconciliation of cash, cash equivalents, and restricted cash at end of year
Cash and cash equivalents	$5,655	$15,035
Restricted cash	141	385
Cash, cash equivalents, and restricted cash at end of period	$5,796	$15,420
Supplemental Information
Cash paid during the year for interest	$328	$—
Cash paid during the year for income taxes	$—	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Perpetual Redeemable Preferred Stock		Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	—	1,916	$18,988	15,178	$1	(5,728)	$161,715	$(133,221)	$41,755
Stock-based compensation	—	—	—	—	—	—	—	102	—	102
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	—	—	15	—	—	—	—	—
Dividends to holders of preferred stock ($0.25 per share)	—	—	—	—	—	—	—	(479)	—	(479)
Net income (loss)	—	—	—	—	—	—	—	—	435	435
Balance at March 31, 2023	—	$—	1,916	$18,988	15,193	$1	$(5,728)	$161,338	$(132,786)	$41,813

	Perpetual Redeemable Preferred Stock		Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,916	18,988	—	$—	5,805	$—	$(5,728)	$150,451	$(127,969)	$16,754
Stock-based compensation	—	—	—	—	—	—	—	144	—	144
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	—	—	49	—	—	(3)	—	(3)
Accrued dividend on redeemable preferred stock	—	479	—	—	—	—	—	(479)	—	(479)
Preferred stock dividends paid	—	(479)	—	—	—	—	—	—	—	—
Equity issuance costs	—	—	—	—	—	—	—	(450)	—	(450)
Proceeds from the sale of common stock, warrants, and exercise of over allotment options	—	—	—	—	9,175	1	—	13,197	—	13,198
Net income (loss)	—	—	—	—	—	—	—	—	(3,701)	(3,701)
Balance at March 31, 2022	1,916	$18,988	—	$—	15,029	$1	$(5,728)	$162,860	$(131,670)	$25,463

See accompanying notes to unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation and Significant Policies
Basis of Presentation
The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements are unaudited and do not contain all the information required by U.S. generally Accepted Accounting Principles (“GAAP”) to be included in a full set of financial statements. The unaudited condensed Consolidated Balance Sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited consolidated financial statements for our fiscal year ended December 31, 2022, filed with the SEC on Form 10-K on March 15, 2023, include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations, cash flows, and balance sheets for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.
The Company
Star Equity Holdings, Inc. (“Star Equity,” the “Company,” “we,” or “our”) is a multi-industry diversified holding company with two divisions: Construction and Investments. The Company previously had a Healthcare division which was sold on May 4, 2023, as further described in Note 16. “Subsequent Events.” Our common stock and preferred stock are listed on the NASDAQ Global Market exchange as “STRR” and “STRRP”, respectively.
Liquidity and Management’s Plan
At December 31, 2022, we identified certain conditions and events which in the aggregate required management to perform an assessment of the Company’s ability to continue as a going concern for one year from the financial statements issuance date. Management’s analysis indicated that there is no substantial doubt regarding the entity’s ability to continue as a going concern for one year from the financial statements issuance date. For the quarter ended March 31, 2023 we achieved net income of $0.4 million and positive cash flow from operations of $5.1 million. As of March 31, 2023, cash and cash equivalents amounted to $5.7 million and our investments in publicly traded companies amounted to $3.6 million. Additionally, as further discussed in Note 16. “Subsequent Events”, we received approximately $27 million in cash from the sale of our Healthcare business on May 4, 2023 and paid the full outstanding balance owed under the Webster Loan Agreement (as defined herein). In addition, we have given notice to eCapital (as defined in Note 7. “Debt”) that we will not be renewing our credit facilities with eCapital upon their June 30, 2023 expiration. We have projected positive cash flow generation for the next 12 months from the issuance date of these financial statements. Our forecasts are dependent on our ability to maintain margins at our operating companies which includes achieving levels of booked orders, minimizing expenses and achieving certain free cash flow benchmarks. We have begun to explore certain financing arrangements, including sale and leaseback opportunities, subsequent to the date of these financial statements.There can be no assurance that the Company will enter into such a financing arrangement or as to the terms of any such financing arrangement.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and disclosures made in the accompanying notes to the condensed consolidated financial statements. Significant estimates and judgments include those related to inventory, revenue recognition, lease accounting, fair value measurements (including contingent considerations), litigation and contingent liabilities, variable interest entities, intangible assets and goodwill valuations, equity classification and transactions, and income taxes. Actual results could materially differ from those estimates.
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. We limit our exposure to credit loss by generally placing cash in high credit quality financial institutions. Cash balances are maintained primarily at major financial institutions in the United States, a portion of which exceed the regulatory limit of $250,000 insured by the Federal Deposit Insurance Corporation (FDIC). We have not experienced any credit losses associated with our cash balances. Additionally, we have established guidelines regarding diversification of our investments and their maturities, which are designed to maintain principal and maximize liquidity. As of March 31, 2023 we have $4.4 million of cash in excess of FDIC insured limits

Mezzanine Equity
Pursuant to the Certificate of Designations, Rights and Preferences of 10% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”) of Star Equity (formerly Digirad Corporation) (the “Certificate of Designations”), upon a Change of Control Triggering Event, as defined in the Certificate of Designations, holders of the Series A Preferred Stock had the ability to require the Company to redeem the Series A Preferred Stock at a price of $10.00 per share, plus any accumulated and unpaid dividends (a “Change of Control Redemption”). As this redemption feature of the shares was not solely within the control of the Company, the Series A Preferred Stock did not qualify as permanent equity and was classified as mezzanine or temporary equity. The Series A Preferred Stock was not redeemable and it was not probable that our Series A Preferred Stock would become redeemable as of June 2, 2022. Therefore, we were not previously required to accrete the Series A Preferred Stock to its redemption value.
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
Refer to preferred stock dividends discussed in Note 12. Perpetual Preferred Stock.
New Accounting Standards To Be Adopted
No new accounting standards were issued in the quarter ended March 31, 2023 that are expected to have a material impact on our financial statements.

Note 2. Revenue
Disaggregation of Revenue
During the first quarter of 2023 and until May 4, 2023, the Company had three reporting segments (see Note 10. “Segments”) and has five major goods and service lines which are either transferred over time or at a point in time. The following tables present our revenues for the three months ended March 31, 2023 and 2022, disaggregated by major source (in thousands):

	Three Months Ended March 31, 2023
	Healthcare	Construction	Total
Major Goods/Service Lines
Mobile Imaging(1)	$10,323	$—	$10,323
Camera Sales	952	—	952
Camera Support	1,899	—	1,899
Healthcare Revenue from Contracts with Customers	13,174	—	13,174
Lease Income	185	—	185
Construction Revenue from Contracts with Customers	—	12,346	12,346
Total Revenues	$13,359	$12,346	$25,705

Timing of Revenue Recognition
Services and goods transferred over time	$10,545	$—	$10,545
Services and goods transferred at a point in time	2,814	12,346	15,160
Total Revenues	$13,359	$12,346	$25,705

	Three Months Ended March 31, 2022
	Healthcare	Construction	Total
Major Goods/Service Lines
Mobile Imaging(1)	$10,518	$—	$10,518
Camera Sales	1,132	—	1,132
Camera Support	1,679	—	1,679
Healthcare Revenue from Contracts with Customers	13,329	—	13,329
Lease Income	89	—	89
Construction Revenue from Contracts with Customers	—	11,631	11,631
Total Revenues	$13,418	$11,631	$25,049

Timing of Revenue Recognition
Services and goods transferred over time	$10,854	$1,897	$12,751
Services and goods transferred at a point in time	2,564	9,734	12,298
Total Revenues	$13,418	$11,631	$25,049

Deferred Revenue
Changes in deferred revenue for the three months ended March 31, 2023, is as follows (in thousands):

Balance at December 31, 2022	$3,675
Revenue recognized that was included in balance at beginning of the year	(1,790)
Deferred revenue, net, related to contracts entered into during the year	1,298
Balance at March 31, 2023	$3,183

As of March 31, 2023 and December 31, 2022, non-current deferred revenue was $257 thousand and $299 thousand, respectively, net of the current portion within our condensed Consolidated Balance Sheets, which is expected to be recognized over a period of 2-4 years.

Note 3. Basic and Diluted Net Income (Loss) Per Share
We present net income (loss) per share attributable to common stockholders in conformity with the two-class method required for participating securities, as the warrants are considered participating securities. We have not allocated net income (loss) attributable to common stockholders to warrants because the holders of our warrants are not contractually obligated to share in our income (loss). Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to common stockholders is calculated to give effect to all potential shares of common stock, including common stock issuable upon exercise of warrants, stock options, and restricted stock units (“RSUs”). In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.
The following table sets forth the reconciliation of shares used to compute basic and diluted net income (loss) per share for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss)	435	(3,701)
Deemed dividend on Series A perpetual preferred stock	(479)	(479)
Net income (loss) attributable to common shareholders	$(44)	$(4,180)

Denominator:
Weighted average common shares outstanding	15,191	12,434
Weighted average prefunded warrants outstanding	325	235
Weighted average shares outstanding - basic	15,516	12,669
Dilutive potential common shares:
Restricted stock units	140	—
Weighted average shares outstanding - diluted	15,656	12,669

Net income (loss) per share
Basic	$0.03	$(0.29)
Diluted	$0.03	$(0.29)
Net income (loss) per share, attributable to common shareholders
Basic	$—	$(0.33)
Diluted	$—	$(0.33)
*Earnings per share may not add due to rounding
Antidilutive common stock equivalents are excluded from the computation of diluted income (loss) per share. The computation of diluted earnings per share excludes stock options, RSUs, and stock warrants that are anti-dilutive. The following common stock equivalents were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	2	6
Restricted stock units	80	271
Stock warrants	11,865	9,361
Total	11,947	9,638

Note 4. Supplementary Balance Sheet Information
Inventories
The components of inventories are as follows (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$5,609	$6,330
Work-in-process	2,772	2,567
Finished goods	1,886	1,946
Total inventories	10,267	10,843
Less reserve for excess and obsolete inventories	(224)	(216)
Total inventories, net	$10,043	$10,627
Property and Equipment
Property and equipment consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Land	$805	$805
Buildings and leasehold improvements	4,843	4,843
Machinery and equipment	24,398	24,648
Computer hardware and software	2,486	2,465
Gross property and equipment	32,532	32,761
Accumulated depreciation	(24,430)	(24,413)
Total property and equipment, net	$8,102	$8,348

As of March 31, 2023, the non-operating land and buildings, held for investments, had a carry value of $1.9 million and was included within property and equipment on the condensed Consolidated Balance Sheet.
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
Within our Construction division, KBS Builders, Inc. (“KBS”) provides a limited assurance warranty on its residential homes that covers substantial defects in materials or workmanship for a period of 12 months after delivery to the owner. EdgeBuilder, Inc. (“EdgeBuilder”) provides a limited warranty on the sale of its wood foundation products that covers leaks resulting from defects in workmanship for a period of twenty-five years. Estimated warranty costs are accrued in the period that the related revenue is recognized.
The activities related to our warranty reserve for the period ended March 31, 2023 and year ended December 31, 2022 are as follows (in thousands):

	March 31, 2023	December 31, 2022
Balance at the beginning of year	$291	$569
Charges to cost of revenues	85	177
Applied to liability	(86)	(455)
Balance at the end of period	$290	$291

Note 5. Leases
Lessee
We have operating and finance leases for corporate offices, vehicles, and certain equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases and some of which include options to terminate the leases within 1 year. Operating leases and finance leases are included separately in the condensed Consolidated Balance Sheets.
The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$390	$396

Finance lease cost:
Amortization of finance lease assets	$116	$123
Interest on finance lease liabilities	11	17
Total finance lease cost	$127	$140
Supplemental cash flow information related to leases from continuing operations was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$349	$199
Operating cash flows from finance leases	$11	$17
Financing cash flows from finance leases	$139	$157

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$1,229
Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2023	December 31, 2022
Weighted average remaining lease term (in years)
Operating leases	3.5	3.7
Finance leases	2.1	2.3

Weighted average discount rate
Operating leases	4.68%	4.66%
Finance leases	5.98%	5.98%

We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of March 31, 2023 were as follows (in thousands):

	Operating Leases	Finance Leases
2023 (excludes the three months ended March 31, 2023)	$1,146	$292
2024	1,392	266
2025	918	103
2026	591	16
2027	155	1
2028 and thereafter	206	—
Total future minimum lease payments	4,408	678
Less amounts representing interest	288	30
Present value of lease obligations	$4,120	$648

Lessor

Prior to the sale of our Healthcare business on May 4, 2023, we generated lease income in the Healthcare segment from equipment rentals to customers. Rental contracts were structured as either a weekly or monthly payment arrangement and were accounted for as operating leases. Revenues were recognized on a straight-line basis over the term of the rental. During the three months ended March 31, 2023 and 2022, our lease contracts were mainly month-to-month contracts.

Note 6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Financial Accounting Standards Board’s authoritative guidance for fair value measurements establishes a three-level hierarchy based upon the inputs to the valuation model of an asset or liability. Level 1 inputs are quoted prices in active markets for identical assets; Level 2 inputs are inputs other than quoted prices that are significant and observable; and Level 3 inputs are significant unobservable inputs to be used in situations where markets do not exist or illiquid. The following table presents information about our financial assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Equity securities	$3,577	$—	$—	$3,577
Lumber derivative contracts	(62)	—	—	(62)
Total	$3,515	$—	$—	$3,515

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Equity securities	$3,490	$—	$—	$3,490
Lumber derivative contracts	(104)	—	—	(104)
Total	$3,386	$—	$—	$3,386
The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on March 31, 2023 and December 31, 2022, respectively, and recorded in Investments in the condensed Consolidated Balance Sheets. During the three months ended March 31, 2023 and 2022, we recorded an unrealized gain of $2 thousand and $92 thousand, respectively, recorded in other (expense) income, net in the condensed Consolidated Statements of Operations.

We may enter into lumber derivative contracts in order to protect our gross profit margins from fluctuations caused by volatility in lumber price, recorded within current assets or liabilities in the condensed Consolidated Balance Sheets. For the three months ended March 31, 2023 and 2022, we recorded a net loss of $46 thousand and $0.2 million, respectively, in the cost of goods sold in the condensed Consolidated Statements of Operations. As of March 31, 2023, we had a net long (buying) position of 5,500,000 board feet under 50 lumber derivatives contracts. As of December 31, 2022, we had a net long (buying) position of 550,000 board feet under 5 lumber derivatives contracts.
Gains and losses from lumber derivative contracts are recorded in cost of goods sold of the condensed Consolidated Statements of Operations and included the following for the three months ended March 31, 2023 and 2022, respectively:

	March 31, 2023	March 31, 2022
Unrealized gain (loss) on lumber derivatives	$(43)	$676
Realized gain (loss) on lumber derivatives	89	(448)
Total gain (loss) on lumber derivatives	$46	$228
Note 7. Debt
A summary of debt as of March 31, 2023 and December 31, 2022 is as follows (dollars in thousands):

	March 31, 2023		December 31, 2022
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - eCapital KBS	$—	10.75%	$—	10.25%
Revolving Credit Facility - eCapital EBGL	—	10.75%	2,592	10.25%
Revolving Credit Facility - Webster	7,685	7.36%	8,299	6.89%
Total Short-term Revolving Credit Facilities	$7,685	7.36%	$10,891	7.69%
eCapital - Star Loan Principal, net	$709	11.00%	$791	10.50%
Short Term Loan	$709	11.00%	$791	10.50%
Total Short-term debt	$8,394	7.67%	$11,682	7.88%
Webster Credit Facility
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “Webster Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers (collectively, the “Webster Borrowers”); the Company, as guarantor; and Sterling National Bank (“Sterling”). On February 1, 2022, Sterling became part of Webster Bank, N.A. (“Webster”), and Webster became the successor in interest to the Webster Loan Agreement. The Webster Loan Agreement was also subject to a limited guarantee by Mr. Eberwein, the Executive Chairman of our board of directors.
The Webster Loan Agreement was a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for revolving loans (the “Webster Credit Facility”). In connection with the sale of our Healthcare business on May 4, 2023, we paid off the Webster Credit Facility in full, using the proceeds from the sale. Under the Webster Credit Facility, the Webster Borrowers were able to request the issuance of letters of credit in an aggregate amount not to exceed $0.5 million at any one time outstanding. The borrowings under the Webster Loan Agreement were classified as short-term obligations under GAAP as the agreement contains a subjective acceleration clause and required a lockbox arrangement whereby all receipts within the lockbox are swept daily to reduce borrowings outstanding. As of March 31, 2023, the Company had $0.1 million of letters of credit outstanding and had additional borrowing capacity of $0.5 million under the Webster Credit Facility.
At the Webster Borrowers’ option, the Webster Credit Facility bore interest at either (i) a Floating LIBOR Rate, as defined in the Webster Loan Agreement, plus a margin of 2.50% per annum; or (ii) a Fixed LIBOR Rate, as defined in the Webster Loan Agreement, plus a margin of 2.25% per annum. Our floating rate on this facility at March 31, 2023 was 7.36%. The Webster Loan Agreement also provided for unused line fees and restricts the usage of borrowings under the line solely to support the Healthcare businesses, subject to certain limitations.
The Webster Credit Facility was secured by the assets of the Digirad Health businesses.
Financial covenants required that the Webster Borrowers maintain (a) a Fixed Charge Coverage Ratio as of the last day of a fiscal quarter of not less than 1.25 to 1.0 and (b) a Leverage Ratio as of the last day of such fiscal quarter of no greater than 3.50 to 1.0. As of March 31, 2023, we believe that we were in compliance with the covenants under the Webster Loan Agreement.

eCapital Credit Facilities
EBGL
EdgeBuilder and Glenbrook Building Supply, Inc. (“Glenbrook” and, together with EdgeBuilder, collectively the “EBGL Borrowers”) are parties to a Loan and Security Agreement (the “EBGL Loan Agreement”) providing the EBGL Borrowers with a credit facility with eCapital Asset Based Lending Corp. formerly known as Gerber Finance, Inc. (“eCapital” for borrowings up to $4.0 million, subject to certain borrowing base limitations (the “EBGL Loan”). As of March 31, 2023, EBGL had additional borrowing capacity of $2.8 million under the facility. Amounts outstanding bear interest, payable monthly, at the prime rate plus 2.75% and payments of outstanding principal are due in full upon maturity. The facility is subject to annual renewal and is currently set to mature on June 30, 2023 or earlier (as amended in the eleventh amendment to the EBGL Loan Agreement).
Financial covenants require that EBGL maintain (a) net income (as defined in the EBGL Loan Agreement) at least equal to no less than $0 for the trailing 6-month period ending June 30, 2022 and no less than $1,000,000 for the trailing fiscal year ending December 31, 2022 and (b) a reduced minimum EBITDA (as defined in the EBGL Loan Agreement) to be no less than $0 as of June 30, 2022 and no less than $1,000,000 as of the fiscal year ending December 31, 2022.
EBGL was in compliance with the bi-annual financial covenants under the EBGL Loan Agreement measured as of December 31, 2022.
KBS
KBS is a party to a revolving credit facility with eCapital (“KBS Loan Agreement”). The facility, as amended, provides for borrowings up to $4.0 million, subject to certain borrowing base limitations. As of March 31, 2023, KBS had additional borrowing capacity of $1.0 million under the facility. Amounts outstanding bear interest, payable monthly, at the prime rate plus 2.75% and payments of outstanding principal are due in full upon maturity. The facility is subject to annual renewal and is currently set to mature on June 30, 2023 or earlier (as amended in the Twenty First Amendment of the KBS Loan Agreement). The facility is secured by the assets of KBS and borrowings under the line are restricted for use to finance the operations of KBS.
Financial covenants require that KBS maintain (a) net income (as defined in the KBS Loan Agreement) of at least equal to no less than $0 for the trailing 6-month period ending June 30, 2022 and be no less than $500,000 for the trailing fiscal year end and (b) a minimum EBITDA (as defined in the KBS Loan Agreement) no less than $0 as of June 30 and no less than $850,000 as of the fiscal year end.
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
The following table presents the Star Loan balance, net of unamortized debt issuance costs as of March 31, 2023 (in thousands):

March 31, 2023
Amount
eCapital - Star Loan Principal	$770
Unamortized debt issuance costs	(61)
eCapital - Star Loan Principal, net	$709

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

Note 8. Commitments and Contingencies
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
For the three months ended March 31, 2023, we recorded no income tax expense. For the three months ended March 31, 2022, we recorded $950 thousand income tax expense. The tax expense for the three months ended March 31, 2022 primarily relates to a January 2022 ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) which required us to establish an additional valuation allowance on net operating losses that the Company cannot utilize in the future.
As of March 31, 2023, we had unrecognized tax benefits of approximately $2.4 million related to uncertain tax positions. Included in the unrecognized tax benefits were $2.0 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.
We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2018; however, our net operating loss carryforwards and research credit carryforwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense.

Note 10. Segments
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Prior to the sale of our Healthcare business on May 4, 2023, our three business divisions were organized into the following three reportable segments to reflect the manner in which our CODM assesses performance and allocates resources:
1.Healthcare
2.Construction
3.Investments
Segment information for three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue by segment:
Healthcare	$13,359	$13,418
Construction	12,346	11,631
Investments	158	158
Intersegment elimination	(158)	(158)
Consolidated revenue	$25,705	$25,049

Gross profit (loss) by segment:
Healthcare	$3,327	$3,176
Construction	4,329	1,586
Investments	95	59
Intersegment elimination	(158)	(158)
Consolidated gross profit	$7,593	$4,663

Income (loss) from operations by segment:
Healthcare	$579	$78
Construction	1,782	(759)
Investments	(19)	59
Corporate, eliminations and other	(1,612)	(1,933)
Segment income (loss) from operations	$730	$(2,555)

Depreciation and amortization by segment:
Healthcare	$272	$315
Construction	505	487
Investments	63	99
Star Equity corporate	4	—
Total depreciation and amortization	$844	$901
Note 11. Related Party Transactions
Star Equity Holdings, Inc.
On December 10, 2021, the Company entered into a securities purchase agreement with its Executive Chairman, Jeffrey E. Eberwein, relating to the issuance and sale of 650,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a purchase price of $3.25 per share pursuant to a private placement. As of March 31, 2023, Mr. Eberwein owned 2,983,685 shares of Common Stock, representing approximately 19.64% of our outstanding Common Stock. In addition, as of March 31, 2023, Mr. Eberwein owned 1,222,458 shares of Series A Preferred Stock.

Note 12. Perpetual Preferred Stock
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
On February 17, 2023, our board of directors declared a cash dividend to holders of our Series A Preferred Stock of $0.25 per share, for an aggregate amount of approximately $0.5 million. The record date for this dividend was March 1, 2023, and the payment date was March 10, 2023. As of March 31, 2023, we have no preferred dividends in arrears.
Note 13. Equity Transactions
On January 24, 2022, we closed an underwritten public offering (the “2022 Public Offering”) pursuant to an underwriting agreement with Maxim Group LLC (“Maxim”), as representative of the underwriters. Through the 2022 Public Offering, we issued and sold (A)(i) 9,175,000 shares of the Company’s Common Stock, (ii) an aggregate of 325,000 pre-funded warrants to purchase up to an aggregate of 325,000 shares of Common Stock, and (iii) an aggregate of 9,500,000 common stock purchase warrants (the “Firm Purchase Warrants”) to purchase up to 9,500,000 shares of Common Stock and (B) at the election of Maxim, (i) up to an additional 1,425,000 shares of Common Stock and/or (ii) up to an additional 1,425,000 shares of common stock purchase warrants (the “Option Purchase Warrants”, and together with the Firm Purchase Warrants, the “Warrants”). Maxim partially exercised its over-allotment option for the purchase of 1,425,000 Warrants for a price of $0.01 per Warrant. Each share of common stock (or pre-funded warrant in lieu thereof) was sold together with one common warrant to purchase one share of common stock at a price of $1.50 per share and common warrant. Gross proceeds, before deducting underwriting discounts and offering expenses and excluding any proceeds we may receive upon exercise of the Warrants, were $14.3 million and net proceeds were $12.7 million.
In addition, as part of the 2022 Public Offering, the Company issued to Maxim 237,500 common stock purchase warrants (the “Underwriter’s Warrants”) to purchase up to 237,500 shares of Common Stock at an exercise price of $1.65 per common warrant. The Underwriter’s Warrants have an initial exercise date beginning July 19, 2022.
As of March 31, 2023, of the warrants issued through the public offering we closed on May 28, 2020 (the “2020 Public Offering”), 1.0 million warrants were exercised and 1.4 million warrants remained outstanding, which represents 0.7 million shares of common stock equivalents, at an exercise price of $2.25. As of March 31, 2023, of the Warrants issued through the 2022 Public Offering, there were 10.9 million Warrants and 0.3 million prefunded warrants outstanding at an exercise price of $1.50 and $0.01, respectively. The Underwriter’s Warrants have not been exercised.
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
No rights were exercisable at March 31, 2023. There is no impact to financial results as a result of the adoption of the 382 Agreement for the three months ended March 31, 2023.
Note 15. Variable Interest Entity
VIE in which we are not the Primary Beneficiary
We have an investment in a variable interest entity (“VIE”) of $0.3 million, recorded in Other Assets, in which we are not the primary beneficiary. This VIE is a small private company that is primarily involved in research related to new heart imaging technologies.
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
The potential maximum exposure of this unconsolidated VIE is generally based on the current carrying value of the investments and any future funding commitments based on the milestone agreement and board approval. We have determined that the single source of our exposure to the VIE is our capital investment in them. The carrying value and maximum exposure of the unconsolidated VIE were $0.3 million as of March 31, 2023. As of March 31, 2023, we performed a qualitative assessment on the carrying value via inquiries with the board of directors and a review of the entity’s financial statements and determined that there have not been any impairment indicators to the carrying value.
Note 16. Subsequent Events
On May 4, 2023, the Company entered into a Stock Purchase and Contribution Agreement (the “Purchase Agreement”), dated as of May 4, 2023 (the “Closing Date”), by and among the Company, Digirad Health Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Digirad Health”), TTG Imaging Solutions, LLC., a Pennsylvania limited liability company (the “Buyer”), and the Buyer’s Parent, Insignia TTG Parent LLC, a Delaware limited liability company (the “Parent”). Pursuant to the Purchase Agreement, (i) the Buyer purchased 85% of the issued and outstanding shares of Digirad Health, on the terms and subject to the conditions set forth therein and (ii) the Company contributed to Parent 15% of the issued and outstanding shares of stock of Digirad Health (the “Contributed Shares”) in exchange for New Units (as defined in the Purchase Agreement) of Parent (the “Transaction”). The total aggregate consideration payable to the Company for the Transaction is $40 million, comprised of $27 million in cash, a $7 million promissory note, and $6 million of New Units in the Parent. The Company completed the sale of Digirad Health simultaneously with entering into the Purchase Agreement. The Purchase Agreement contains representations, warranties and covenants of the Company and Digirad Health that are customary for a transaction of this nature. The Purchase Agreement also contains indemnification obligations of the parties thereto. Pursuant to the Purchase Agreement, the Company has made a 336(e) election under the Code. In accordance with GAAP (ASC 205-20-45-1E), the Company evaluated the requirements needed to record the Digirad Health assets and liabilities as held-for-sale noting that for Q1 2023 “held and used” accounting was appropriate.
Concurrent with the Transaction, the Company terminated its debt with Webster by paying in full all amounts due at the Closing Date of the Transaction, which approximated $8.7 million. As a result of the Transaction, the Company no longer has a Healthcare division as of May 4, 2023.
On April 28, 2023, the Company gave notice to eCapital that it would not be renewing its credit facilities upon the expiry of the current extension to June 30, 2023. The Company paid in full all amounts outstanding on May 9, 2023 totaling approximately $0.8 million. The Company cancelled all eCapital credit facilities on May 9, 2023.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations (“MD&A”), contains forward-looking statements that involve risks and uncertainties. Please see “Important Information Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes thereto for the fiscal year ended December 31, 2022, which were included in our Annual Report on Form 10-K, filed with the SEC on March 15, 2023.
The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.
Overview
Star Equity Holdings, Inc. (“Star Equity”, the “Company”, “we”, “our”) is a multi-industry diversified holding company with two divisions. Our operating division participates in Construction, a key industry sector of the economy. In addition, we have an internally funded Investments division. On May 4, 2023, we consummated the sale of Digirad Health, Inc. (“Digirad Health”). During the three months ended March 31, 2023 and until the sale of Digirad Health, we also had a Healthcare division in addition to our Construction and Investments divisions.
Our Healthcare division, which operated as Digirad Health until the sale of Digirad Health on May 4, 2023, provided products and services in the area of nuclear medical imaging with a focus on cardiac health. Digirad Health operated across the United States and comprises two lines of business—imaging services offered to healthcare providers using a fleet of our proprietary solid-state gamma cameras and the manufacturing, distribution, and maintenance of our proprietary solid-state gamma cameras.
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
As discussed in Note 16. “Subsequent Events”, we entered into a Stock Purchase and Contribution Agreement to sell Digirad Health to TTG Imaging Solutions (“TTG”) for $40 million, comprised of $27 million in cash, a $7 million promissory note and $6 million in common equity interests in the parent entity of TTG. Following the sale of Digirad Health, we are a diversified holding company composed of two divisions, Construction and Investments. The $7 million promissory note and $6 million in common equity of the parent entity of TTG will be assets in the Investments division.
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

Operating Business
We believe that our operating division is well positioned for growth in large addressable markets. The key elements of our growth strategy include the following:
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
Current Market Conditions
We expect that the majority of the negative effects of the COVID-19 pandemic are now behind us. Since early 2021, the vaccine rollout has gradually allowed us to return to a more normal operating environment. Prior to our sale of Digirad Health, our Healthcare business had returned to pre-COVID levels. Our Construction business continued to benefit in 2022 and 2023 from a strong housing market on the demand side. Supply chains have improved, but the labor market remains tight.
The target market for our Healthcare products and services was comprised of cardiologists, internal medicine physicians, family practice physicians, hospitals, integrated delivery networks, and federal institutions in the United States that perform or could perform a diagnostic imaging procedure or have interest in purchasing diagnostic imaging products. Our Healthcare businesses operated in approximately 43 states.
The target customers for our Construction division include professional home builders, general contractors, project owners, developers, and design firms. Housing demand remained strong throughout 2022 and into 2023, despite large interest rate increases. Supply chains also improved. While still volatile, materials prices eased beginning in the second half of 2022. We benefited from having implemented both price increases and margin protection language in our contracts and this had a significantly positive effect on our profitability in 2023.
Trends and Drivers
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
Segments
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, who is our CODM, to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Prior to the sale of Digirad Health on May 4, 2023, our three business divisions were organized into the following three reportable segments to reflect the manner in which our CODM assesses performance and allocates resources.
•Healthcare
•Construction
•Investments

Effective May 4, 2023, we have two reportable segments, Construction and Investments.
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

Investments
We have begun to expand our investments activities and have established minority positions in the equity securities of a small number of publicly traded companies. We also hold 3 real estate assets in our portfolio, all of which we lease to our construction subsidiary, KBS. These include their principal production facility in South Paris, ME. Additionally, as discussed in Note 16. Subsequent Events, the $7 million promissory note and $6 million in common equity in the parent entity of TTG will be assets in the Investments division.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue and net income or loss, as well as on the value of certain assets and liabilities on our condensed Consolidated Balance Sheets. We believe that the estimates, assumptions, and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	Percent of Revenues	2022	Percent of Revenues	Change from Prior Year
					Dollars	Percent *
Total revenues	$25,705	100.0%	$25,049	100.0%	$656	2.6%
Total cost of revenues	18,112	70.5%	20,386	81.4%	(2,274)	(11.2)%
Gross profit	7,593	29.5%	4,663	18.6%	2,930	62.8%
Total operating expenses	6,863	26.7%	7,218	28.8%	(355)	(4.9)%
Income (loss) from operations	730	2.8%	(2,555)	10.2%	3,285	128.6%
Total other income (expense)	(295)	1.1%	(196)	0.8%	(99)	(50.5)%
Income (loss) before income taxes	435	1.7%	(2,751)	11.0%	3,186	115.8%
Income tax benefit (provision)	—	—%	(950)	3.8%	950	100.0%
Net income (loss)	435	1.7%	(3,701)	14.8%	4,136	111.8%
*Percentage may not add due to rounding
Revenues
Healthcare
Healthcare revenue is summarized as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Change	% Change
Healthcare Revenue	$13,359	$13,418	$(59)	(0.4)%
Healthcare revenue decreased 0.4% compared to the prior year quarter, which reflects a slightly different sales mix versus 2022.
Construction
Construction revenue is summarized as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Change	% Change
Construction Revenue	$12,346	$11,631	$715	6.1%
The increase in revenue for the Construction division was driven by improved performance at both our KBS and EBGL businesses.

Gross Profit
Healthcare Gross Profit
Healthcare gross profit and gross margin is summarized as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Healthcare gross profit (loss)	$3,327	$3,176	$151	4.8%
Healthcare gross margin	24.9%	23.7%
Healthcare gross margin increased by 1.2 percentage points for the three months ended March 31, 2023, compared to the same period in the prior year and reflects a slightly different business mix versus 2022.
Construction Gross Profit
Construction gross profit and margin is summarized as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Construction gross profit (loss)	$4,329	$1,586	$2,743	173.0%
Construction gross margin	35.1%	13.6%
The increase in Construction gross profit of 173.0% was due to both strong pricing levels and lower input costs that carried over from 2022.
Investments Gross Loss
Investments gross loss is summarized as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Investments gross profit (loss)	$(63)	$(99)	$36	36.4%
Investment gross profit (loss) principally relates to depreciation expense associated with the three manufacturing facilities acquired in April 2019.
Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Three Months Ended March 31,				Percent of Revenues
	2023	2022	Change		2023	2022
			Dollars	Percent
Selling, general and administrative	$6,433	$6,788	$(355)	(5.2)%	25.0%	27.1%
Amortization of intangible assets	430	430	—	—%	1.7%	1.7%
Total operating expenses	$6,863	$7,218	$(355)	(4.9)%	26.7%	28.8%
On a consolidated basis, there was a $0.4 million decrease in sales, general and administrative expenses (“SG&A”). The major driver of the decrease SG&A was a $0.4 million decrease in audit and tax service expense. SG&A as a percentage of revenue decreased to 25.0% for the three months ended March 31, 2023, versus 27.1% in the prior year period.

Total Other Income (Expense)
Total other income (expense) is summarized as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Other income (expense), net	$(100)	$(6)
Interest expense, net	(195)	(190)
Total other income (expense), net	$(295)	$(196)
Other income (expenses), net, for the three months ended March 31, 2023 and 2022 are predominately comprised of finance costs as well as interest income and unrealized losses and gains from available for sale securities recorded in our investments division.
Interest expense, net, for the three months ended March 31, 2023 and 2022 is predominantly comprised of interest costs and the related amortization of deferred issuance costs on our debt.
Income Tax Expense
For the three months ended March 31, 2023 and 2022 we recorded no income tax expense and $950 thousand income tax expense respectively, within continuing operations. See Note 9. Income Taxes, within the notes to our condensed consolidated financial statements for further information related to the income taxes.

Liquidity and Capital Resources
Overview
Summary Cash Flows
The following table shows cash flow information for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$5,132	$(636)
Net cash provided by (used in) investing activities	$(218)	$(1,310)
Net cash provided by (used in) financing activities	$(3,925)	$12,550
Cash Flows from Operating Activities
For the three months ended March 31, 2023, net cash provided by operating activities was $5.1 million, as compared to $0.6 million in net cash used in operating activities in 2022. The increase in net cash provided by operating activities is attributable to better operating performance, particularly at our Construction Division, higher collections of accounts receivable, and lower working capital expenditures.
Cash Flows from Investing Activities
For the three months ended March 31, 2023, net cash used in investing activities was $0.2 million, which principally consists of purchases of equity securities and investment securities. In 2022, net cash used in investing activities was $1.3 million, which was primarily attributable to the purchases of equity securities in our investments division of $1.1 million.
Cash Flows from Financing Activities
For the three months ended March 31, 2023, net cash used in financing activities was $3.9 million, as compared to net cash provided by financing activities of $12.6 million in 2022. 2023 cash used in financing activities included net debt repayments of $3.3 million. 2022 cash provided by financing activities included net proceeds of $12.7 million raised in our 2022 public equity offering.
Sources of Liquidity
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations, cash available on our revolving lines of credit from our credit facility with Webster Bank, N.A., a national banking association (“Webster”), as successor in interest to Sterling National Bank (“Sterling”), our three credit facilities with eCapital, and cash raised from equity financings. As of March 31, 2023, we had $5.7 million of cash and cash equivalents. The eCapital facilities directly support our Construction businesses. As of March 31, 2023, we have additional borrowing capacity of $1.0 million outstanding on the KBS revolver. We were at $0.0 million outstanding balance and have additional borrowing capacity of $2.8 million on the EBGL revolver. The eCapital facilities have loan limits of $4.0 million each. As of March 31, 2023, we had a $7.7 million outstanding balance and an additional borrowing capacity of $0.5 million on the Webster Credit Facility. In connection with the sale of our Healthcare business on May 4, 2023, we paid the Webster Credit Facility in full, using the proceeds from the sale.
Liquidity and Management’s Plan
At December 31, 2022, we identified certain conditions and events which in the aggregate required management to perform an assessment of the Company’s ability to continue as a going concern for one year from the financial statements issuance date. Management’s analysis indicated that we would be able to continue as a going concern for one year from the financial statements issuance date. For the quarter ended March 31, 2023 we have achieved net income of $0.4 million and positive cash flow from operations of $5.1 million. As of March 31, 2023, cash and cash equivalents amounted to $5.7 million and our investments in publicly traded companies amounted to $3.6 million. We believe that we were in compliance with all financial covenants under the Webster Loan Agreement as of March 31, 2023. Additionally, as further discussed in Note 16. Subsequent Events, we received approximately $27 million in cash from the sale of our Healthcare business on May 4, 2023 and paid the outstanding balance of $8.7 million owed under the Webster Loan Agreement. We have given notice to eCapital that we will not be renewing our credit facilities with eCapital upon their June 30, 2023 expiration. We project positive cash flow generation for the next 12 months from the issuance date of these financial statements. Our forecasts are dependent on our ability to maintain margins at our operating companies which includes achieving levels of booked orders, minimizing expenses and generating certain free cash flow benchmarks. We have begun to explore certain financing arrangements, including sale and leaseback opportunities, subsequent to the date of these financial statements. There can be no assurance that the Company will enter into such a financing arrangement or as to the terms of any such financing arrangement.

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
As noted above, on January 24, 2022, we closed an underwritten public offering (the “2022 Public Offering”) pursuant to an underwriting agreement with Maxim Group LLC, as representative of the underwriters. The 2022 Public Offering was for 9,500,000 shares of common stock (or pre-funded warrants to purchase shares of common stock in lieu thereof) and warrants to purchase up to 9,500,000 shares of common stock (the “common warrants”). Each share of common stock (or pre-funded warrant in lieu thereof) was sold together with one common warrant to purchase one share of common stock at a price of $1.50 per share and common warrant. Additionally, Company issued to Maxim 237,500 common stock purchase warrants (the “Underwriter’s Warrants”) to purchase up to 237,500 shares of Common Stock at an exercise price of $1.65 per common warrant. Gross proceeds, before deducting underwriting discounts and offering expenses and excluding any proceeds we may receive upon exercise of the common warrants, were $14.3 million and net proceeds were $12.7 million.
As of March 31, 2023, of the warrants issued through the 2020 Public Offering, 1.0 million warrants were exercised and 1.4 million warrants remained outstanding, which represents 0.7 million shares of common stock equivalents, at an exercise price of $2.25. As of March 31, 2023, of the Warrants issued through the 2022 Public Offering, there were 10.9 million Warrants and 0.3 million prefunded warrants outstanding at an exercise price of $1.50 and $0.01, respectively. The Underwriter’s Warrants have not been exercised.
See Note 13. Equity Transactions in the accompanying notes to the condensed consolidated financial statements for further details.
Credit Facilities
Webster Credit Facility
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “Webster Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers (collectively, the “Webster Borrowers”); the Company, as guarantor; and Sterling. On February 1, 2022, Sterling became part of Webster, and Webster became the successor in interest to the Webster Loan Agreement. The Webster Loan Agreement was also subject to a limited guarantee by Mr. Eberwein, the Executive Chairman of our board of directors.
The Webster Loan Agreement was a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for revolving loans (the “Webster Credit Facility”). In connection with the sale of our Healthcare business on May 4, 2023, we paid off the Webster Credit Facility in full, using the proceeds from the sale. As of March 31, 2023, the Company had $0.1 million of letters of credit outstanding and had additional borrowing capacity of $0.5 million under the Webster Credit Facility. Financial covenants required that the borrowers under the Webster Loan Agreement maintain (a) a fixed charge coverage ratio as of the last day of a fiscal quarter of not less than 1.25 to 1.0 and (b) a leverage ratio as of the last day of such fiscal quarter of no greater than 3.50 to 1.0. As of March 31, 2023,we believe we were in compliance with the Webster loan covenants. The Webster Credit Facility was subsequently paid in full with the proceeds from the sale of our Healthcare business.
eCapital Credit Facilities
EdgeBuilder and Glenbrook (the “EBGL Borrowers”) are parties to a Loan and Security Agreement with eCapital (the “EBGL Loan Agreement”), providing for a $4.0 million credit facility which matures in June 2023 with an auto-renewal for a period of one year thereafter (the “EBGL Loan”). As of March 31, 2023, EBGL had additional borrowing capacity of $2.8 million under the facility. As of December 31, 2022, the most recent measurement period, EBGL was in compliance with the bi-annual financial covenants under the EBGL Loan Agreement.
Financial covenants require that EBGL maintain (a) net income (as defined in the EBGL Loan Agreement) at least equal to no less than $0 for the trailing 6-month period ending June 30, 2022 and no less than $1,000,000 for the trailing fiscal year ending December 31, 2022 and (b) a reduced minimum EBITDA (as defined in the EBGL Loan Agreement) to be no less than $0 as of June 30, 2022 and no less than $1,000,000 as of the fiscal year ending December 31, 2022.
KBS has a $4.0 million credit facility with eCapital (the “KBS Loan Agreement”), which matures in June 2023 with an auto-renewal for a period of one year thereafter. As of March 31, 2023, KBS had additional borrowing capacity in excess of $1.0 million under the facility. As of March 31, 2023, no amounts were outstanding under the KBS Loan Agreement. As of

December 31, 2022, KBS was in compliance with the bi-annual financial covenants under the KBS Loan Agreement.
Financial covenants require that KBS maintain (a) net income (as defined in the KBS Loan Agreement) of at least equal to no less than $0 for the trailing 6-month period ending June 30, 2022 and be no less than $500,000 for the trailing fiscal year end and (b) a minimum EBITDA (as defined in the KBS Loan Agreement) no less than $0 as of June 30 and no less than $850,000 as of the fiscal year end.
Term Loan
We and certain of our Investments subsidiaries (collectively, the “Star Borrowers”) are party to a Loan and Security Agreement with eCapital, as successor in interest to Gerber Finance, Inc. (as amended, the “Star Loan Agreement”), which provides for a credit facility with borrowing availability of up to $2.5 million, bearing interest at the prime rate plus 3.5% per annum, and matures on January 1, 2025, unless terminated in accordance with the terms therein (the “Star Loan”). As of March 31, 2023, the short term loan includes $0.7 million of the Star Loan, net of issuance costs.
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
Off-Balance Sheet Arrangements
As of March 31, 2023, there were no off balance sheet arrangements.

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

PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
See Note 8. Commitments and Contingencies, within the notes to our condensed consolidated financial statements for a summary of legal proceedings.

ITEM 1A.RISK FACTORS
In evaluating us and our Common Stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we filed with the SEC on March 15, 2023. Except as noted below, the risks and uncertainties described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.
Our business strategy includes acquisitions, and acquisitions entail numerous risks, including the risk of management diversion and increased costs and expenses, all of which could negatively affect the Company’s profitability.

Our business strategy includes, among other things, strategic acquisitions, as well as potential opportunistic acquisitions and strategic actions with respect to our existing investments, such as restructurings, strategic partnerships and collaborations, and activist activity. This overall acquisition and investment strategy entails several risks, including the diversion of management’s attention from other business concerns, the incurrence of substantial legal and other advisory fees (including, in the case of activist activity, proxy solicitation fees) and the potential need to finance such acquisitions with additional equity and/or debt. Additionally, to the extent that we are already invested in the entities that are the subject of our acquisitions and other activities, our actions may be temporarily disruptive to the value of the investments, which could adversely affect our financial condition.

In addition, once completed, acquisitions may entail further risks, including: unanticipated costs and liabilities of the acquired businesses, including environmental liabilities, that could materially adversely affect our results of operations. These include: increased regulatory compliance relating to the acquired business; difficulties in assimilating acquired businesses, their personnel and their financial reporting systems, which would prevent the expected benefits from the transaction from being realized within the anticipated timeframe; negative effects on existing business relationships with suppliers and customers; and loss of key employees of the acquired businesses. In addition, any future acquisitions could result in the incurrence of additional debt and related interest expense, contingent liabilities and amortization expense related to intangible assets, which could have a material adverse effect on our business, financial condition, operating results and cash flows, or the issuance of additional equity, which could dilute our stockholder’s equity interests.

There can be no assurance that we will be able to negotiate any pending acquisition successfully, receive the required approvals for any acquisition or otherwise conclude any acquisition successfully, or that any acquisition will achieve the anticipated synergies or other positive results. Overall, if our acquisition strategy is not successful or if acquisitions are not well integrated into our existing operations, the Company’s profitability, business, and financial condition could be negatively affected.

We may sustain losses in our investment portfolio, which could have an adverse effect on our results of operations, financial condition and liquidity.

A portion of our assets consists of equity securities which are adjusted to fair value each period, as well as other investments. An adverse change in economic conditions or setbacks to such companies, their operations or business models may result in a decline in the value of these investments. Such declines in value are principally recognized in net income or loss in accordance with GAAP. Any adverse changes in the financial markets and declines in value of our investments may result in additional losses and could have an adverse effect on our results of operations, financial condition and liquidity.

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

STAR EQUITY HOLDINGS, INC.

Date:	May 15, 2023	By:	/s/ RICHARD K. COLEMAN, JR.
Richard K. Coleman, Jr. Chief Executive Officer (Principal Executive Officer)

/s/ DAVID J. NOBLE
David J. Noble Chief Financial Officer (Principal Financial and Accounting Officer)