Form 10-Q
period 2023-06-30
STAR EQUITY HOLDINGS, INC.
filed 2023-08-11
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒
As of August 7, 2023, the registrant had 15,521,090 shares of Common Stock ($0.0001 par value) outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Construction	$8,893	$16,806	$21,239	$28,437
Total revenues	8,893	16,806	21,239	28,437

Cost of revenues:
Construction	6,229	14,321	14,246	24,366
Investments	61	64	124	163
Total cost of revenues	6,290	14,385	14,370	24,529

Gross profit	2,603	2,421	6,869	3,908

Operating expenses:
Selling, general and administrative	4,209	3,195	7,893	6,885
Amortization of intangible assets	430	430	860	860
Total operating expenses	4,639	3,625	8,753	7,745

Income (loss) from continuing operations	(2,036)	(1,204)	(1,884)	(3,837)

Other income (expense):
Other income (expense), net	568	(442)	459	(444)
Interest income (expense), net	163	(154)	136	(280)
Total other income (expense), net	731	(596)	595	(724)

Income (loss) before income taxes from continuing operations	(1,305)	(1,800)	(1,289)	(4,561)
Income tax benefit (provision) from continuing operations	(61)	510	(61)	(1,160)
Income (loss) from continuing operations, net of tax	(1,366)	(1,290)	(1,350)	(5,721)
Income (loss) from discontinued operations, net of tax (Note 10)	26,957	(286)	27,376	444
Net income (loss)	25,591	(1,576)	26,026	(5,277)
Deemed dividend on Series A perpetual preferred stock	(479)	(479)	(958)	(958)
Net income (loss) attributable to common shareholders	$25,112	$(2,055)	$25,068	$(6,235)

Net income (loss) per share
Net income (loss) per share, continuing operations
Basic*	$(0.09)	$(0.08)	$(0.09)	$(0.41)
Diluted	$(0.09)	$(0.08)	$(0.09)	$(0.41)
Net income (loss) per share, discontinued operations
Basic*	$1.74	$(0.02)	$1.76	$0.03
Diluted	$1.71	$(0.02)	$1.74	$0.03
Net income (loss) per share
Basic*	$1.65	$(0.10)	$1.68	$(0.38)
Diluted*	$1.63	$(0.10)	$1.66	$(0.37)
Net income (loss) per share, attributable to common shareholders
Basic*	$1.62	$(0.13)	$1.62	$(0.44)
Diluted*	$1.59	$(0.13)	$1.60	$(0.44)
Weighted-average common shares outstanding
Basic*	15,520	15,379	15,518	14,031
Diluted*	15,746	15,436	15,706	14,100

Dividends declared per share of Series A perpetual preferred stock	$0.25	$0.25	$0.25	$0.50

*Earnings per share may not add due to rounding
See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2023 (unaudited)	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$21,368	$4,377
Restricted cash	53	142
Investments in equity securities	4,783	3,490
Lumber derivative contracts	43	—
Accounts receivable, net of allowances of $100 and $270, respectively	4,190	7,975
Inventories, net	4,437	4,678
Other current assets	1,744	755
Current assets – discontinued operations	—	17,851
Total current assets	36,618	39,268
Property and equipment, net	4,995	5,665
Operating lease right-of-use assets, net	1,666	1,856
Intangible assets, net	12,492	13,352
Goodwill	4,438	4,438
Investment in private company	6,000	—
Note receivable	7,000	—
Other assets	1,270	1,285
Non-current assets – discontinued operations	—	7,438
Total assets	$74,479	$73,302

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,261	$1,447
Accrued liabilities	993	462
Accrued compensation	1,318	1,838
Accrued warranty	41	38
Lumber derivative contracts	—	104
Deferred revenue	1,791	1,673
Short-term debt	—	3,383
Operating lease liabilities	387	372
Finance lease liabilities	50	82
Current liabilities - discontinued operations	—	18,146
Total current liabilities	5,841	27,545
Deferred tax liabilities	237	—
Operating lease liabilities, net of current portion	1,310	1,510
Finance lease liabilities, net of current portion	62	96
Non-current liabilities - discontinued operations	—	2,396
Total liabilities	7,450	31,547

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized: Series A Preferred Stock, 8,000,000 shares authorized, liquidation preference ($10.00 per share), 1,915,637 shares issued and outstanding at June 30, 2023. (Liquidation preference: $18,988,390 as of June 30, 2023.)	18,988	18,988
Series C Preferred stock, $0.0001 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 50,000,000 shares authorized; 15,196,458 and 15,177,919 shares issued and outstanding (net of treasury shares) at June 30, 2023 and December 31, 2022, respectively	1	1
Treasury stock, at cost; 258,849 shares at June 30, 2023 and December 31, 2022, respectively	(5,728)	(5,728)
Additional paid-in capital	160,963	161,715
Accumulated deficit	(107,195)	(133,221)
Total stockholders’ equity	67,029	41,755
Total liabilities and stockholders’ equity	$74,479	$73,302
See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net (loss) income	$26,026	$(5,277)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation of property and equipment	623	922
Amortization of intangible assets	860	860
Non-cash lease expense	195	536
Provision for bad debt, net	77	289
Stock-based compensation	206	216
Amortization of loan issuance costs	45	71
Gain on sale of assets	(549)	(44)
Gain on disposal of discontinued operations	(26,680)	—
Gain on Paycheck Protection Program loan forgiveness	—	594
Deferred income taxes	(237)	—
Unrealized (gain) loss of equity securities and lumber derivatives	(1,094)	1,380
Changes in operating assets and liabilities:
Accounts receivable	5,057	318
Inventories	(440)	(2,692)
Other assets	46	(529)
Accounts payable	805	1,967
Accrued compensation	(1,099)	(4)
Deferred revenue and billings in excess of costs and estimated profit	88	3,253
Operating lease liabilities	(268)	(520)
Other liabilities	(1,796)	1,597
Net cash provided (used) by operating activities	1,865	2,937

Investing activities
Purchases of property and equipment	(209)	(754)
Proceeds from sale of discontinued operations	19,681	—
Proceeds from sale of property and equipment	1,272	121
Purchases of equity securities	(356)	(2,764)
Proceeds from sales of equity securities	9	26
Net cash provided (used) by investing activities	20,397	(3,371)

Financing activities
Proceeds from borrowings	33,957	53,458
Repayment of debt	(36,928)	(54,811)
Proceeds from the sale of common stock, warrants, and exercise of over allotment options	1	13,198
Fees paid on issuance of common stock	—	(450)
Taxes paid related to net share settlement of equity awards	—	(3)
Repayment of obligations under finance leases	(51)	(312)
Preferred stock dividends paid	(958)	(958)
Net cash provided (used) by financing activities	(3,979)	10,122
Net increase in cash, cash equivalents, and restricted cash including cash within discontinued operations	18,283	9,688
Less: net increase in cash classified within discontinued operations	1,381	(467)
Net increase in cash, cash equivalents, and restricted cash	16,902	10,155
Cash, cash equivalents, and restricted cash at beginning of period	4,519	3,928
Cash, cash equivalents, and restricted cash at end of period	$21,421	$14,083

Reconciliation of cash, cash equivalents, and restricted cash at end of year
Cash and cash equivalents	$21,368	$13,287
Restricted cash	53	796
Cash, cash equivalents, and restricted cash at end of period	$21,421	$14,083
Supplemental Information

Cash paid during the year for interest	$231	$—

Non-Cash Investing Activities
Noncash note receivable	$7,000	$—
Noncash investment in variable interest entity	$6,000	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1,916	$18,988	15,178	$1	$(5,728)	$161,715	$(133,221)	$41,755
Stock-based compensation	—	—	—	—	—	102	—	102
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	15		—		—	—
Dividends to holders of preferred stock ($0.25 per share)	—	—	—	—	—	(479)	—	(479)
Net income (loss)	—	—	—	—	—	—	435	435
Balance at March 31, 2023	1,916	18,988	15,193	1	(5,728)	161,338	(132,786)	41,813
Stock-based compensation	—	—	—	—	—	104	—	104
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	4	—	—	—	—	—
Dividends to holders of preferred stock ($0.25 per share)	—	—	—	—	—	(479)	—	(479)
Net income (loss)	—	—	—	—	—	—	25,591	25,591
Balance at June 30, 2023	1,916	$18,988	15,197	$1	$(5,728)	$160,963	$(107,195)	$67,029

	Perpetual Redeemable Preferred Stock		Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,916	$18,988	—	$—	5,805	$—	$(5,728)	$150,451	$(127,969)	$16,754
Stock-based compensation	—	—	—	—	—	—	—	144	—	144
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	—	—	49	—	—	(3)	—	(3)
Accrued dividend on redeemable preferred stock	—	479	—	—	—	—	—	(479)	—	(479)
Preferred stock dividends paid	—	(479)	—	—	—	—	—	—	—	—
Equity issuance costs	—	—	—	—	—	—	—	(450)	—	(450)
Proceeds from the sale of common stock, warrants, and exercise of over allotment options	—	—	—	—	9,175	1	—	13,197	—	13,198
Net income (loss)	—	—	—	—	—	—	—	—	(3,701)	(3,701)
Balance at March 31, 2022	1,916	18,988	—	—	15,029	1	(5,728)	162,860	(131,670)	25,463
Stock-based compensation	—	—	—	—	—	—	—	72	—	72
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	—	—	53	—	—	—	—	—
Accrued dividends on redeemable preferred stock	—	—	—	—	—	—	—	(479)	—	(479)
Preferred stock dividends paid	—	—	—	—	—	—	—	—	—	—
Reclassification of preferred stock to permanent equity (See Note 1)	(1,916)	(18,988)	1,916	—	—	—	—	18,988	—	18,988
Net income (loss)	—	—	—	—	—	—	—	—	(1,576)	(1,576)
Balance at June 30, 2022	—	$—	$1,916	—	15,082	$1	$(5,728)	$181,441	$(133,246)	$42,468
See accompanying notes to unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation and Significant Policies
Basis of Presentation
The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements are unaudited and do not contain all the information required by U.S. generally Accepted Accounting Principles (“GAAP”) to be included in a full set of financial statements. The unaudited condensed Consolidated Balance Sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited consolidated financial statements for our fiscal year ended December 31, 2022, filed with the SEC on Form 10-K on March 15, 2023, include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations, cash flows, and balance sheets for such periods have been included in this Form 10-Q. All such adjustments related to continuing operations are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of continuing operations for the entire year.
The Company
Star Equity Holdings, Inc. (“Star Equity,” the “Company,” “we,” or “our”) is a multi-industry diversified holding company with two divisions: Construction and Investments. We previously had a Healthcare division which was sold on May 4, 2023, as further described in Note 2. “Discontinued Operations”. Our common stock and preferred stock are listed on the NASDAQ Global Market exchange as “STRR” and “STRRP”, respectively.
Liquidity and Management’s Plan
At December 31, 2022, we identified certain conditions and events which in the aggregate required management to perform an assessment of the Company’s ability to continue as a going concern for one year from the financial statements issuance date. Management’s analysis indicated that there was no substantial doubt regarding the entity’s ability to continue as a going concern for one year from the financial statements issuance date. For the six months ended June 30, 2023 we achieved net income of $26.0 million and positive cash flow from operations of $1.9 million. As of June 30, 2023, cash and cash equivalents amounted to $21.4 million and the value of our investments in publicly traded companies was $4.8 million. Additionally, we received approximately $19.7 million in cash from the sale of our Healthcare business on May 4, 2023. We also gave notice to eCapital (as defined in “Debt”) that we would not be renewing our credit facilities with them upon the June 30, 2023 renewal date and paid the full outstanding balance due under all arrangements with eCapital. We believe our June 30, 2023 cash balance provides us ample liquidity to fund our operations for twelve months from the issuance date of these financial statements. Our forecasts are dependent on our ability to maintain margins at our operating companies which includes achieving levels of booked orders, minimizing expenses and achieving certain free cash flow benchmarks. We have begun to explore certain financing arrangements, including real estate sale and leaseback opportunities. There can be no assurance that we will enter into such a financing arrangement or as to the terms of any such financing arrangement.
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
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. We limit our exposure to credit loss by generally placing cash in high credit quality financial institutions or in major money market mutual funds offered through brokerage firms. A portion of our cash balances are maintained at major banking institutions in the United States, a portion of which may from time to time exceed the regulatory limit of $250,000 insured by the Federal Deposit Insurance Corporation (FDIC). We have not experienced any credit losses associated with our cash balances. Additionally, we have established guidelines regarding diversification of our investments and their maturities, which are designed to maintain principal and maximize liquidity. As of June 30, 2023, we have $1.2 million of cash in excess of FDIC insured limits.

New Accounting Standards To Be Adopted
No new accounting standards were issued in the quarter ended June 30, 2023 that are expected to have a material impact on our financial statements.
Note 2. Discontinued Operations
On May 4, 2023, we entered into a Stock Purchase and Contribution Agreement (the “Purchase Agreement”), by and among the Company, Digirad Health Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Digirad Health”), TTG Imaging Solutions, LLC, a Pennsylvania limited liability company (the “Buyer”), and the Buyer’s parent, Insignia TTG Parent LLC, a Delaware limited liability company (the “Parent”). Pursuant to the Purchase Agreement, (i) the Buyer purchased 85% of the issued and outstanding shares of Digirad Health, on the terms and subject to the conditions set forth therein and (ii) the Company contributed to Parent 15% of the issued and outstanding shares of stock of Digirad Health (the “Contributed Shares”) in exchange for New Units (as defined in the Purchase Agreement) of Parent (the “Transaction”). The total aggregate consideration payable to the Company for the Transaction was $40 million, comprised of $19.7 million ($27 million less paydowns of debt to Webster Bank (see Note 8. “Debt”) and transaction costs) in cash, a $7 million promissory note (see Note 5. “Supplemental Balance Sheet Information”), and $6 million of New Units in the Parent (see Note 7. “Fair Value Measurements”). The Company completed the sale of Digirad Health simultaneously with entering into the Purchase Agreement.
We deemed the disposition of Digirad Health, which operated our Healthcare business unit, to represent a strategic shift that will have a major effect on our operations and financial results. As of the date of these financial statements, the results of operations of the Healthcare business unit represent “discontinued operations” in accordance with GAAP (ASC 205-20-45-1B). As such, the assets and liabilities, as well as the earnings, of the discontinued operation are presented separately in the unaudited condensed consolidated financial statements for all periods presented. Unless otherwise noted, discussion within the notes to the unaudited condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to continuing operations.
Our variable interest entity (“VIE”), for which we are not the primary beneficiary, was disposed of as part of the sale of our Healthcare division. This VIE was in a small private company that is primarily involved in research related to new heart imaging technologies.
The following table presents financial results of our Healthcare division for the three and six months ended June 30, 2023 and 2022 (in thousands). Note that we owned this division through May 4, 2023 and that both the three months ended June 30, 2023 and the six months ended June 30, 2023 results reflect that period only:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenues	$4,603	$13,912	$17,962	$27,330
Total cost of revenues	2,376	10,234	12,408	20,476
Gross profit	2,227	3,678	5,554	6,854

Operating expenses:
Selling, general and administrative	622	3,674	3,370	6,880
Amortization of intangible assets	—	—	—	—
(Gain) loss on disposal of discontinued operations	(26,680)	—	(26,680)	—
Total operating expenses	(26,058)	3,674	(23,310)	6,880

Income (loss) from discontinued operations	28,285	4	28,864	(26)

Other (expense) income, net	(1,023)	(23)	(1,015)	81
Interest expense, net	(5)	(84)	(173)	(148)
Income (loss) from discontinued operations before income taxes	27,257	(103)	27,676	(93)
Income tax benefit (provision)	(300)	(183)	(300)	537
Income (loss) from discontinued operations	$26,957	$(286)	$27,376	$444

The carrying amounts of the major classes of assets reported as “Assets - discontinued operations” consist of the following as of December 31, 2022 (in thousands):

December 31, 2022
Cash and cash equivalents	$288
Accounts receivable, net	9,782
Inventories, net	5,949
Other current assets	1,832
Property and equipment, net	2,683
Operating lease right-of-use assets, net	2,626
Goodwill	1,608
Other assets	521
$25,289
The carrying amounts of the major classes of liabilities reported as “Liabilities - discontinued operations” consist of the following as of December 31, 2022 (in thousands):

December 31, 2022
Accounts payable	$1,983
Other accrued liabilities	1,863
Accrued compensation	253
Accrued liabilities	2,675
Deferred revenue	1,703
Operating lease liabilities	1,056
Finance lease liabilities, current portion	314
Short-term debt and current portion of long-term debt	8,299
Deferred tax liabilities	176
Operating lease liabilities, net of current portion	1,631
Finance lease liabilities, net of current portion	291
Other liabilities	298
$20,542

The following table presents the significant non-cash operating, investing and financing activities from discontinued operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income (loss) from discontinued operations	$27,376	$444
Depreciation	332	638
Amortization of intangible assets	—	1
Non-cash lease expense	—	392
Write-off of borrowing costs	16	20
(Gain) loss on disposal of discontinued operations	(26,680)	—
Share-based compensation	1	4
(Gain )Loss on disposal of assets	135	(67)
Provision for bad debt	48	(47)
Deferred income taxes	(176)	(597)
Accounts receivable	1,304	(4)
Inventory	(681)	(1,180)
Other assets	786	(3,101)
Accounts payable	994	1,572
Accrued compensation	(580)	(208)
Deferred revenue	(101)	26
Operating lease liabilities	(10)	(386)
Other liabilities	(1,825)	1,615
Net cash provided by (used in) operating activities	939	(878)
Net cash provided by (used in) investing activities	—	(404)
Net cash provided by (used in) financing activities	442	815
Net increase (decrease) in cash and cash equivalents and restricted cash	$1,381	$(467)
Following is the reconciliation of purchase price to the gain recognized in income from discontinued operations for the six months ended June 30, 2023 (in thousands), prior to any proposed working capital adjustments:

Estimated proceeds of the disposition, net of transaction costs and indebtedness payoff	$32,682
Assets of the businesses	(24,071)
Liabilities of the businesses	18,069
Pre-tax gain on the disposition	$26,680
Note 3. Revenue
Disaggregation of Revenue
The following tables present our continuing revenues disaggregated by major source for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Construction	Total	Construction	Total
Major Goods/Service Lines
Construction Revenue from Contracts with Customers	$8,893	$8,893	$16,806	$16,806
Total Revenues	$8,893	$8,893	$16,806	$16,806

Timing of Revenue Recognition
Services and goods transferred over time	$—	$—	$5,856	$5,856
Services and goods transferred at a point in time	8,893	8,893	10,950	10,950
Total Revenues	$8,893	$8,893	$16,806	$16,806

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Construction	Total	Construction	Total
Major Goods/Service Lines
Construction Revenue from Contracts with Customers	$21,239	$21,239	$28,437	$28,437
Total Revenues	$21,239	$21,239	$28,437	$28,437

Timing of Revenue Recognition
Services and goods transferred over time	$—	$—	$7,753	$7,753
Services and goods transferred at a point in time	21,239	21,239	20,684	20,684
Total Revenues	$21,239	$21,239	$28,437	$28,437
Deferred Revenue
Changes in deferred revenue for the six months ended June 30, 2023 are as follows (in thousands):

Balance at December 31, 2022	$1,673
Revenue recognized that was included in balance at beginning of the year	(1,459)
Deferred revenue, net, related to contracts entered into during the year	1,577
Balance at June 30, 2023	$1,791
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
The following table sets forth the reconciliation of shares used to compute basic and diluted net income (loss) per share for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Income (loss) from continuing operations, net of tax	$(1,366)	$(1,290)	$(1,350)	$(5,721)
Income (loss) from discontinued operations, net of tax (Note 10)	26,957	(286)	27,376	444
Net income (loss)	25,591	(1,576)	26,026	(5,277)
Deemed dividend on Series A perpetual preferred stock	(479)	(479)	(958)	(958)
Net income (loss) attributable to common shareholders	$25,112	$(2,055)	$25,068	$(6,235)

Denominator:
Weighted average common shares outstanding	15,195	15,054	15,193	13,751
Weighted average prefunded warrants outstanding	325	325	325	280
Weighted average shares outstanding - basic	15,520	15,379	15,518	14,031
Dilutive potential common shares:
Restricted stock units	226	57	188	69
Weighted average shares outstanding - diluted	15,746	15,436	15,706	14,100

Net income (loss) per share
Continuing operations
Basic	$(0.09)	$(0.08)	$(0.09)	$(0.41)
Diluted	$(0.09)	$(0.08)	$(0.09)	$(0.41)
Discontinued operations
Basic	$1.74	$(0.02)	$1.76	$0.03
Diluted	$1.71	$(0.02)	$1.74	$0.03
Net income (loss) per share
Basic	$1.65	$(0.10)	$1.68	$(0.38)
Diluted	$1.63	$(0.10)	$1.66	$(0.37)
Net income (loss) per share, attributable to common shareholders
Basic	$1.62	$(0.13)	$1.62	$(0.44)
Diluted	$1.59	$(0.13)	$1.60	$(0.44)
*Earnings per share may not add due to rounding
Antidilutive common stock equivalents are excluded from the computation of diluted income (loss) per share. The computation of diluted earnings per share excludes stock options, RSUs, and stock warrants that are anti-dilutive. The following common stock equivalents were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	2	6	2	6
Restricted stock units	73	187	72	208
Stock warrants	11,865	12,567	11,865	11,025
Total	11,940	12,760	11,939	11,239

Note 5. Supplementary Balance Sheet Information
Inventories
The components of inventories are as follows (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$2,601	$2,838
Work-in-process	377	571
Finished goods	1,459	1,269
Total inventories	4,437	4,678
Less reserve for excess and obsolete inventories	—	—
Total inventories, net	$4,437	$4,678
Property and Equipment
Property and equipment consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Land	$753	$805
Buildings and leasehold improvements	3,223	4,185
Machinery and equipment	2,877	2,509
Gross property and equipment	6,853	7,499
Accumulated depreciation	(1,858)	(1,834)
Total property and equipment, net	$4,995	$5,665
We sold our Waterford, Maine facility on June 30, 2023 for approximately $1.2 million and recognized a gain of $424 thousand which we have recorded in other income/expense.
Warranty Reserves
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
Note Receivable
As a part of the Transaction described further in Note 2. “Discontinued Operations”, a $7 million promissory note was entered into which represents an unsecured note receivable on our balance sheet. The note has a maturity date of May 3, 2029 with payment-in-kind (non-cash) interest on the outstanding principal balance hereof to accrue at the Interest Rate. The Interest Rate is defined as (i) during the period from the date of issuance of the note through the third anniversary of the date of issuance of the note, a per annum rate equal to the sum of (x) 5.0% per annum plus (y) the greater of 5.0% per annum and the weighted average term SOFR-based interest rate of outstanding loans under the Senior Loan Agreement (as defined in the Purchase Agreement) during such period, and (ii) during the period following the third anniversary of the date of issuance of the note, a per annum rate equal to the sum of (x) 5.0% per annum plus (y) the greater of 7.0% per annum and the weighted average term SOFR-based interest rate of outstanding loans under the Senior Loan Agreement during such period.
Investment in Private Company
As a part of the sale of Digirad Health, the Company received $6.0 million in the common equity of the Parent. The company has elected the measurement alternative under ASC 321. The measurement alternative election allows for equity securities that do not have readily determinable fair values to be recorded at cost, with adjustments for impairment and certain observable price changes reflected in earnings. In other words, such securities are adjusted to fair value when an observable price change occurs or impairment is identified.
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
The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$97	$110	$213	$221

Finance lease cost:
Amortization of finance lease assets	$23	$26	$45	$42
Interest on finance lease liabilities	2	4	7	9
Total finance lease cost	$25	$30	$52	$51
Supplemental cash flow information related to leases from continuing operations was as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$190	$181
Operating cash flows from finance leases	$5	$9
Financing cash flows from finance leases	$51	$50

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$666
Supplemental balance sheet information related to leases was as follows:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term (in years)
Operating leases	4.4	4.8
Finance leases	2.4	2.5

Weighted average discount rate
Operating leases	5.55%	5.61%
Finance leases	5.90%	5.91%
We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of June 30, 2023 were as follows (in thousands):

	Operating Leases	Finance Leases
2023 (excludes the six months ended June 30, 2023)	$230	$35
2024	468	49
2025	477	23
2026	387	16
2027	92	1
2028 and thereafter	207	—
Total future minimum lease payments	1,861	124
Less amounts representing interest	164	12
Present value of lease obligations	$1,697	$112
Lessor
Prior to the sale of our Healthcare business on May 4, 2023, we generated lease income in the Healthcare segment from equipment rentals to customers. Rental contracts were structured as either a weekly or monthly payment arrangement and were accounted for as operating leases. Revenues were recognized on a straight-line basis over the term of the rental. During the six months ended June 30, 2023 and 2022, our lease contracts were mainly month-to-month contracts.

Note 7. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Financial Accounting Standards Board’s authoritative guidance for fair value measurements establishes a three-level hierarchy based upon the inputs to the valuation model of an asset or liability. Level 1 inputs are quoted prices in active markets for identical assets; Level 2 inputs are inputs other than quoted prices that are significant and observable; and Level 3 inputs are significant unobservable inputs to be used in situations where markets do not exist or are illiquid. The following table presents information about our financial assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Equity securities	$4,783	$—	$—	$4,783
Lumber derivative contracts	43	—	—	43
Total	$4,826	$—	$—	$4,826

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Equity securities	$3,490	$—	$—	$3,490
Lumber derivative contracts	(104)	—	—	(104)
Total	$3,386	$—	$—	$3,386
The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on June 30, 2023 and December 31, 2022, respectively, and recorded in Investments in the condensed Consolidated Balance Sheets. During the six months ended June 30, 2023 and 2022, we recorded an unrealized gain of $947 thousand and $235 thousand, respectively, recorded in other (expense) income, net in the condensed Consolidated Statements of Operations.
We may enter into lumber derivative contracts in order to protect our gross profit margins from fluctuations caused by lumber price volatility, recorded within current assets or liabilities in the condensed Consolidated Balance Sheets. For the six months ended June 30, 2023 and 2022, we recorded a net gain of $4 thousand and net loss of $1.1 million, respectively, in the cost of goods sold in the condensed Consolidated Statements of Operations. As of June 30, 2023, we had a net long (buying) position of 11,110,000 board feet under 101 lumber derivatives contracts. As of December 31, 2022, we had a net long (buying) position of 550,000 board feet under 5 lumber derivatives contracts.
Gains and losses from lumber derivative contracts are recorded in cost of goods sold of the condensed Consolidated Statements of Operations and included the following for the six months ended June 30, 2023 and 2022, respectively:

	June 30, 2023	June 30, 2022
Unrealized gain (loss) on lumber derivatives	$147	$(1,145)
Realized gain (loss) on lumber derivatives	(143)	17
Total gain (loss) on lumber derivatives	$4	$(1,128)

Note 8. Debt
A summary of debt as of June 30, 2023 and December 31, 2022 is as follows (dollars in thousands):

	June 30, 2023		December 31, 2022
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - eCapital KBS	$—	—%	$—	—%
Revolving Credit Facility - eCapital EBGL	—	—%	2,592	10.25%
Total Short-term Revolving Credit Facilities	$—	—%	$2,592	7.69%
eCapital - Star Loan Principal, net	$—		$791	10.50%
Short Term Loan	$—	—%	$791	10.50%
Total Short-term debt	$—	—%	$3,383	7.88%
Webster Credit Facility
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “Webster Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers (collectively, the “Webster Borrowers”); the Company, as guarantor; and Sterling National Bank (“Sterling”). On February 1, 2022, Sterling became part of Webster Bank, N.A. (“Webster”), and Webster became the successor in interest to the Webster Loan Agreement. In connection with the sale of our Healthcare business on May 4, 2023, the credit facility pursuant to the Webster Loan Agreement was paid in full and terminated.
eCapital Credit Facilities
EBGL
EdgeBuilder and Glenbrook Building Supply, Inc. (“Glenbrook” and, together with EdgeBuilder, collectively the “EBGL Borrowers”) were parties to a Loan and Security Agreement (the “EBGL Loan Agreement”) providing the EBGL Borrowers with a credit facility with eCapital Asset Based Lending Corp. formerly known as Gerber Finance, Inc. (“eCapital”) for borrowings up to $4.0 million, subject to certain borrowing base limitations (the “EBGL Loan”).
KBS
KBS was a party to a revolving credit facility with eCapital (“KBS Loan Agreement”). The facility, as amended, provided for borrowings up to $4.0 million, subject to certain borrowing base limitations (the “KBS Loan”).
The EBGL Loan Agreement and the KBS Loan Agreement contained cross-default provisions and subjective acceleration clauses which could, in the event of a material adverse event, as determined by eCapital, allow eCapital to declare the loans immediately due and payable or increase the interest rate. The facilities were also subject to a guaranty by the Company and the Company was responsible for certain facility and other fees.
Borrowings under the EBGL Loan Agreement and the KBS Loan Agreement were classified as short-term obligations as the agreements contained subjective acceleration clauses and required a lockbox arrangement whereby all receipts within the lockbox were swept daily to reduce borrowings outstanding.
eCapital Term Loan
We and certain of our Investments subsidiaries (collectively, the “Star Borrowers”) were party to a Loan and Security Agreement with eCapital, as successor in interest to Gerber Finance, Inc. (as amended, the “Star Loan Agreement”), which provided for a credit facility with borrowing availability of up to $2.5 million, bearing interest at the prime rate plus 3.5% per annum, and matures on January 31, 2025, unless terminated in accordance with the terms therein (the “Star Loan”).
During the second quarter of 2023, we notified eCapital that we would not be renewing any of our outstanding eCapital credit facilities upon expiry at June 30, 2023. Subsequently, we paid in full all amounts then outstanding under the Star Loan on May 9, 2023 and closed all credit facilities with eCapital, including the EBGL Loan and the KBS Loan.

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
For the three months ended June 30, 2023, we recorded an income tax expense of $61 thousand within continuing operations and an expense of $300 thousand within discontinued operations. For the three months ended June 30, 2022, we recorded a $510 thousand income tax expense within continuing operations and an income tax expense of $183 thousand within discontinued operations.
For the six months ended June 30, 2023 , we recorded an income tax expense of $61 thousand within continuing operations and a expense of $300 thousand income tax expense within discontinued operations. For the six months ended June 30, 2022, we recorded an income tax expense of $1.2 million within continuing operations and an income tax benefit of $537 thousand within discontinued operations.
The tax expense for the six months ended June 30, 2023 primarily relates to a January 2022 ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which required us to establish an additional valuation allowance on net operating losses that the Company cannot utilize in the future.
As of June 30, 2023, we had unrecognized tax benefits of approximately $2.0 million related to uncertain tax positions. Included in the unrecognized tax benefits were $2.0 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.
We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2018. However, our net operating loss (NOL) carryforwards and research credit carryforwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense.

Note 11. Segments
Our reportable segments are based upon our internal organizational structure, the manner in which our operations are managed, the criteria used by our Chief Executive Officer (our Chief Operating Decision Maker / “CODM”) to evaluate segment performance, the availability of separate financial information, and overall materiality considerations. Effective as of the consummation of the sale of our Healthcare business on May 4, 2023, our business divisions are organized into the following two reportable segments, reflecting the manner in which our CODM assesses performance and allocates resources:
1.Construction
2.Investments
Prior to the sale of Digirad Health on May 4 2023, we also had a Healthcare segment.
Segment information for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2023
	2023	2022	2023	2022
Revenue by segment:
Construction	$8,893	$16,806	$21,239	$28,437
Investments	158	158	316	316
Intersegment elimination	(158)	(158)	(316)	(316)
Consolidated revenue	$8,893	$16,806	$21,239	$28,437

Gross profit (loss) by segment:
Construction	$2,664	$2,485	$6,993	$4,071
Investments	97	94	192	153
Intersegment elimination	(158)	(158)	(316)	(316)
Consolidated gross profit	$2,603	$2,421	$6,869	$3,908

Income (loss) from operations by segment:
Construction	$199	$290	$1,981	$(469)
Investments	(437)	80	(456)	139
Corporate, eliminations and other	(1,798)	(1,574)	(3,409)	(3,507)
Segment income (loss) from operations	$(2,036)	$(1,204)	$(1,884)	$(3,837)

Depreciation and amortization by segment:
Construction	$510	$495	$1,015	$982
Investments	61	64	124	163
Star Equity corporate	8	—	12	—
Total depreciation and amortization	$579	$559	$1,151	$1,145
Note 12. Related Party Transactions
Star Equity Holdings, Inc.
On December 10, 2021, the Company entered into a securities purchase agreement with its Executive Chairman, Jeffrey E. Eberwein, relating to the issuance and sale of 650,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a purchase price of $3.25 per share pursuant to a private placement. As of June 30, 2023, Mr. Eberwein owned 3,275,819 shares of Common Stock, representing approximately 21.56% of our outstanding Common Stock. In addition, as of June 30, 2023, Mr. Eberwein owned 1,222,458 shares of Series A Preferred Stock.

Note 13. Perpetual Preferred Stock
Holders of shares of our Series A Preferred Stock are entitled to receive, when, as, and if, authorized by the Company’s board of directors (or a duly authorized committee of the Company’s board of directors) and declared by the Company out of funds legally available for the payment of dividends, preferential cumulative cash dividends at the rate of 10.0% per annum of the liquidation preference of $10.00 per share. Dividends are payable quarterly, in arrears, by the last calendar day of March, June, September and December to holders of record at the close of business on the first day of each payment month. The Series A Preferred Stock is not convertible and does not have any voting rights, except when dividends are in arrears for six or more consecutive quarters, then the holders of those shares together with holders of all other series of preferred stock equal in rank would be entitled to vote separately as a class for the election of two additional directors to board of directors, until all dividends accumulated on such shares of Series A Preferred Stock for the past dividend periods and the dividend for the current dividend period shall have been fully paid or declared and a sum sufficient for the payment thereof set apart for payment. The Company may redeem the Series A Preferred Stock upon the occurrence of a change of control, subject to certain conditions. The Company may also voluntarily redeem some or all of the Series A Preferred Stock on or after September 10, 2024.
On each of February 17, 2023 and May 19, 2023, our board of directors declared a cash dividend to holders of our Series A Preferred Stock of $0.25 per share, for an aggregate amount of approximately $0.5 million. The record dates for these dividend payments were March 1, 2023 and June 1, 2023, respectively, and the payment dates were March 10, 2023 and June 12, 2023, respectively. As of June 30, 2023, we are current on our preferred dividends.
Note 14. Equity Transactions
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
As of June 30, 2023, of the warrants issued through the public offering we closed on May 28, 2020 (the “2020 Public Offering”), 1.0 million warrants were exercised and 1.4 million warrants remained outstanding, which represents 0.7 million shares of common stock equivalents, at an exercise price of $2.25. As of June 30, 2023, of the warrants issued through the 2022 Public Offering, there were 10.9 million Warrants and 0.3 million prefunded warrants outstanding at an exercise price of $1.50 and $0.01, respectively. The Underwriter’s Warrants have not been exercised.
Note 15. Preferred Stock Rights
On June 2, 2021, the board of directors adopted a tax benefit preservation plan in the form of a Section 382 Rights Agreement (the “382 Agreement”). The 382 Agreement is intended to diminish the risk that our ability to use our net operating loss carryforwards to reduce future federal income tax obligations may become substantially limited due to an “ownership change,” as defined in Section 382 of the Code. The board of directors authorized and declared a dividend distribution of one right for each outstanding share of Common Stock to stockholders of record as of the close of business on June 14, 2021. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Participating Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”), at an exercise price of $12.00 per one one-thousandth of a share of Series C Preferred Stock, subject to adjustment.
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
No rights were exercisable at June 30, 2023. There is no impact to financial results as a result of the adoption of the 382 Agreement for the six months ended June 30, 2023.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements that involve risks and uncertainties. Please see “Important Information Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes thereto for the fiscal year ended December 31, 2022, which were included in our Annual Report on Form 10-K, filed with the SEC on March 15, 2023.
The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.
Overview
Star Equity Holdings, Inc. (“Star Equity”, the “Company”, “we”, “our”) is a multi-industry diversified holding company with two divisions. Currently, our largest division participates in Construction, a key industry sector of the economy. In addition, we have an internally-funded Investments division. On May 4, 2023, we completed the sale of our former healthcare division, Digirad Health, Inc. (“Digirad Health”). During the three months ended March 31, 2023 and until the sale of Digirad Health, we were organized into three divisions.
Our Construction division is made up of three entities operating as two separately managed businesses: KBS Builders, Inc. (“KBS”), EdgeBuilder, Inc. (“EdgeBuilder”), and Glenbrook Building Supply, Inc. (“Glenbrook”). The latter two companies are operated and managed together and are referred to jointly as “EBGL”. KBS is based in Maine and manufactures modular buildings for installation principally in New England. EBGL is based in the Minneapolis-Saint Paul area and principally serves the Upper Midwest. Together, the EBGL businesses manufacture and deliver structural wall panels and other engineered wood-based products and distribute building materials primarily to professional builder customers.
Currently, our Investments division is an internally-funded unit directly managed by the Star Equity corporate team. This entity holds our corporate-owned real estate, which currently includes our two manufacturing facilities in Maine that are leased to KBS. In addition, this division holds several minority equity investments in other small public companies. Further, as a result of the sale of Digirad Health discussed in Note 2. “Discontinued Operations”, we hold a $7 million promissory note and a $6 million private equity stake in TTG Parent LLC, the parent entity (the “Parent”) of TTG Imaging Solutions, LLC (“TTG”), into which Digirad Health was merged.
Strategy
Star Equity
We believe our diversified, multi-industry holding company structure allows Star Equity management to focus on capital allocation, strategic leadership, mergers and acquisitions, capital markets transactions, and investor relations, as well as management of our Investments division. Our structure frees up our operating company management teams to focus on their respective businesses, look for organic and bolt-on growth opportunities, and improve operations with less distraction and administrative burden associated with running a public company.
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
•Introduction of new services. In the Construction division, we will consider opportunities to augment our service offerings to better serve our customer base. We have done this in the New England market with our entry into the commercial multi-family segment. Other areas might include logistics, on site installation, and manufacturing of sub-components.

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
Discontinued Operations
As discussed in detail in Note 2. “Discontinued Operations”, we completed the sale of Digirad Health on May 4, 2023, for total aggregate consideration of $40 million, comprised of $27 million in cash, a $7 million promissory note, and $6 million of New Units of the Parent of TTG. We deemed the disposition of Digirad Health, which was our entire Healthcare business unit, to represent a strategic shift that will have a major effect on our operations and financial results. As of the date of these financial statements, the results of operations of the Healthcare business unit represent “discontinued operations” in accordance with U.S. generally Accepted Accounting Practices (“GAAP”) (ASC 205-20-45-1B). As such, the assets and liabilities, as well as the earnings, of the discontinued operation are presented separately in the unaudited condensed consolidated financial statements for all periods presented. Unless otherwise noted, discussion within the notes to the unaudited condensed consolidated financial statements and this MD&A relates to continuing operations.
Segments
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Effective as of the consummation of the sale of Digirad Health on May 4, 2023, our business divisions are currently organized into the following two reportable segments to reflect the manner in which our CODM assesses performance and allocates resources.
•Construction
•Investments
Prior to the May 4, 2023 sale of Digirad Health we had an additional reportable segment for our Healthcare division.
Construction
Through this segment, we service residential and commercial construction projects through our KBS, EdgeBuilder and Glenbrook brands, through which we manufacture modular housing units, structural wall panels, permanent wood foundation systems and other engineered wood products, as well as supply general contractors with building materials.
KBS is a Maine-based manufacturer that started operations in 2001 as a manufacturer of modular homes. KBS offers products for both multi-family and single-family residential buildings with a focus on providing engineering and design expertise and customization to suit the project requirements. We market our modular homes through a direct sales organization and through inside sales, outside sales, as well as through a network of independent dealers, builders, and contractors in the New England states (Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont). KBS’s direct sales organization is responsible for all commercial building projects, and works with developers, architects, owners, and general contractors to establish the scope of work, terms of payment, and general requirements for each project. KBS’s sales people also work with independent dealers, builders, and contractors to accurately configure and place orders for residential homes for their end customers. KBS’s network of independent dealers and contractors do not work with us exclusively, although some have KBS model homes on display at their retail centers. KBS’s backlog and pipeline, along with its market initiatives to build more workforce housing, are expected to position KBS for continued growth, particularly in the multi-family arena.
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
Investments
We have begun to expand our investments activities and have established minority positions in the equity securities of a small number of publicly traded companies. With the sale of our facility in Waterford ME in June 2023, we now hold 2 real estate assets in our portfolio, both of which we lease to our construction subsidiary, KBS. These include their principal production facility in South Paris, Maine. Additionally, the $7 million promissory note and $6 million in common equity in the Parent (the “TTG Note”) are assets that we intend to hold in the Investments division.
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
Results of Continuing Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes our results for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	Percent of Revenues	2022	Percent of Revenues	Change from Prior Year
					Dollars	Percent *
Total revenues	$8,893	100.0%	$16,806	100.0%	$(7,913)	(47.1)%
Total cost of revenues	6,290	70.7%	14,385	85.6%	(8,095)	(56.3)%
Gross profit	2,603	29.3%	2,421	14.4%	182	7.5%
Total operating expenses	4,639	52.2%	3,625	21.6%	1,014	28.0%
Income (loss) from operations	(2,036)	22.9%	(1,204)	7.2%	(832)	(69.1)%
Total other income (expense)	731	8.2%	(596)	3.5%	1,327	222.7%
Income (loss) before income taxes	(1,305)	14.7%	(1,800)	10.7%	495	27.5%
Income tax benefit (provision)	(61)	0.7%	510	3.0%	(571)	(112.0)%
Net income (loss)	$(1,366)	15.4%	$(1,290)	7.7%	$(76)	(5.9)%
*Percentage may not add due to rounding

Revenues
Construction
Construction revenue is summarized as follows (in thousands):

	Three Months Ended June 30,
	2023	2022	Change	% Change
Construction Revenue	$8,893	$16,806	$(7,913)	(47.1)%
2022 revenues in the Construction division included large commercial projects at our KBS and EBGL businesses, the volume of which has not recurred in 2023, which is a principal driver of the decrease in revenue. We are currently experiencing economic headwinds resulting from unfavorable market conditions in the construction industry.
Gross Profit
Construction Gross Profit
Construction gross profit and margin is summarized as follows (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Construction gross profit (loss)	$2,664	$2,485	$179	7.2%
Construction gross margin	30.0%	14.8%
The increase in Construction gross profit was due to both strong pricing levels and lower input costs versus 2022, which lead to increased gross profit despite reduced revenue as discussed above.
Investments Gross Loss
Investments gross loss is summarized as follows (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Investments gross profit (loss)	$(61)	$(64)	$3	4.7%
Investment gross profit (loss) principally relates to depreciation expense associated with the three manufacturing facilities acquired in April 2019. We sold one of these three facilities during the second quarter of 2023.
Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Three Months Ended June 30,				Percent of Revenues
	2023	2022	Change		2023	2022
			Dollars	Percent
Selling, general and administrative	$4,209	$3,195	$1,014	31.7%	47.3%	19.0%
Amortization of intangible assets	430	430	—	—%	4.8%	2.6%
Total operating expenses	$4,639	$3,625	$1,014	28.0%	52.1%	21.6%
On a consolidated basis, there was a $1.0 million increase in sales, general and administrative expenses (“SG&A”). The major drivers of the increase in SG&A in the second quarter of 2023 were legal and other outside service expenses related to both the sale of Digirad Health and our other investment activities. SG&A, as a percentage of revenue, increased to 47.3% for the three months ended June 30, 2023, versus 19.0% in the prior year period.

Total Other Income (Expense)
Total other income (expense) is summarized as follows (in thousands):

	Three Months Ended June 30,
	2023	2022
Other income (expense), net	$568	$(442)
Interest income (expense), net	163	(154)
Total other income (expense), net	$731	$(596)
Other income (expenses), net, for the three months ended June 30, 2023 and 2022 are predominately comprised of finance costs, the gain on the sale of our Waterford, Maine facility, and unrealized losses and gains from available for sale securities recorded in our investments division.
Interest income (expense), net, for the three months ended June 30, 2023 and 2022 is predominantly comprised of interest earned on our cash, as well as on the TTG Note and other instruments. This is partially offset by interest costs and the related amortization of deferred issuance costs on our debt.
Income Tax Expense
For the three months ended June 30, 2023 and 2022 we recorded a $61 thousand income tax expense and a $510 thousand income tax benefit, respectively, within continuing operations. See Note 10. “Income Taxes”, within the notes to our condensed consolidated financial statements for further information related to the income taxes.
Income from Discontinued Operations
See Note 2. “Discontinued Operations” to our unaudited condensed consolidated financial statements for information regarding discontinued operations.
Results of Continuing Operations
Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes our results for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	Percent of Revenues	2022	Percent of Revenues	Change from Prior Year
					Dollars	Percent *
Total revenues	$21,239	100.0%	$28,437	100.0%	$(7,198)	(25.3)%
Total cost of revenues	14,370	67.7%	24,529	86.3%	(10,159)	(41.4)%
Gross profit	6,869	32.3%	3,908	13.7%	2,961	75.8%
Total operating expenses	8,753	41.2%	7,745	27.2%	1,008	13.0%
Loss from operations	(1,884)	(8.9)%	(3,837)	(13.5)%	1,953	(50.9)%
Total other income (expense)	595	2.8%	(724)	(2.5)%	1,319	(182.2)%
Loss before income taxes	(1,289)	(6.1)%	(4,561)	(16.0)%	3,272	(71.7)%
Income tax provision	(61)	(0.3)%	(1,160)	(4.1)%	1,099	(94.7)%
Net loss from continuing operations	$(1,350)	(6.4)%	$(5,721)	(20.1)%	$4,371	(76.4)%
*Percentage may not add due to rounding
Revenues
Construction
Construction revenue is summarized as follows (in thousands):

	Six Months Ended June 30,
	2023	2022	Change	% Change
Construction	$21,239	$28,437	$(7,198)	(25.3)%
2022 revenues in the Construction division included large commercial projects at our KBS and EBGL businesses, the volume of which has not recurred in 2023, which is a principal driver of the decrease in revenue. We are currently experiencing economic headwinds resulting from unfavorable market conditions in the construction industry.

Construction Gross Profit (Loss)
Construction gross profit and margin is summarized as follows (in thousands):

	Six Months Ended June 30,
	2023	2022	Change	% Change
Construction gross profit (loss)	$6,993	$4,071	$2,922	71.8%
Construction gross margin	32.9%	14.3%
The increase in Construction gross profit of 71.8% was due to both strong pricing levels and lower input costs versus 2022, which lead to increased gross profit despite reduced revenue.
Investments Gross Loss
Investments gross loss is summarized as follows (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Investments gross profit (loss)	$(124)	$(163)	$39	23.9%
Investment gross profit (loss) principally relates to depreciation expense associated with the three manufacturing facilities acquired in April 2019. We sold one of these three facilities during the second quarter of 2023.
Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Six Months Ended June 30,				Percent of Revenues
	2023	2022	Change		2023	2022
			Dollars	Percent
Selling, general and administrative expenses	$7,893	$6,885	$1,008	14.6%	37.2%	24.2%
Amortization of intangible assets	860	860	—	—%	4.0%	3.0%
Total operating expenses	$8,753	$7,745	$1,008	13.0%	41.2%	27.2%
On a consolidated basis, there was a $1.0 million increase in SG&A. These were primarily due to increased legal and outside services expenses related to the sale of Digirad Health and our Investments division activities. As a percentage of revenue, SG&A increased to 37.2%, versus 24.2% in the prior year period.
Total Other Income (Expense)
Total other income (expense) is summarized as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Other income (expense), net	$459	$(444)
Interest income (expense), net	136	(280)
Total other income (expense)	$595	$(724)
Other income (expense), net for six months ended June 30, 2023 and 2022 is predominately comprised of finance costs, the gain on the sale of our Waterford, Maine facility, and unrealized losses and gains from available for sale securities recorded in our Investments division.
Interest expense, net, for the six months ended June 30, 2023 and 2022 is predominantly comprised of interest earned on the TTG Note and interest bearing assets in our Investments division, offset by interest costs and the related amortization of deferred issuance costs on our debt.
Income Tax Expense
For the six months ended June 30, 2023 and 2022, we recorded income tax expenses of $61 thousand and $1,160 thousand, respectively. See Note 10. “Income Taxes” within the notes to our unaudited condensed consolidated financial statements for further information related to the income taxes.
Income from Discontinued Operations
See Note 2. “Discontinued Operations” to our condensed consolidated financial statements for information regarding discontinued operations.

Liquidity and Capital Resources
Overview
Summary Cash Flows
The following table shows cash flow information for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$1,865	$2,937
Net cash provided by (used in) investing activities	$20,397	$(3,371)
Net cash provided by (used in) financing activities	$(3,979)	$10,122
Cash Flows from Operating Activities
For the six months ended June 30, 2023, net cash provided by operating activities was $1.9 million, compared to $2.9 million in net cash provided by operating activities in 2022. The decrease in net cash provided by operating activities is attributable in part to the sale of our Healthcare division.
Cash Flows from Investing Activities
For the six months ended June 30, 2023, net cash provided by investing activities was $20.4 million, which principally consists of cash received from the sale of our Healthcare division. In 2022, net cash used in investing activities was $3.4 million, which was primarily attributable to the purchases of equity securities in our Investments division of $2.8 million.
Cash Flows from Financing Activities
For the six months ended June 30, 2023, net cash used in financing activities was $4.0 million, compared to net cash provided by financing activities of $10.1 million in 2022. 2023 cash used in financing activities represents the net debt repayments on our credit facilities which left us debt free at June 30, 2023. 2022 cash provided by financing activities included net proceeds of $12.7 million raised in our 2022 Public Offering (as hereinafter defined).
Sources of Liquidity
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations. As of June 30, 2023, we had $21.4 million of cash and cash equivalents. In connection with the sale of our Healthcare business on May 4, 2023, we paid the credit facility pursuant to the Webster Loan Agreement (as defined below) in full, using some of the proceeds from that sale. We closed out all credit facilities with eCapital and paid all remaining amounts outstanding on any eCapital balances during the second quarter of 2023. We had no remaining debt at June 30, 2023.
Liquidity and Management’s Plan
At December 31, 2022, we identified certain conditions and events which in the aggregate required management to perform an assessment of the Company’s ability to continue as a going concern for one year from the financial statements issuance date. Management’s analysis indicated that we would be able to continue as a going concern for one year from the financial statements issuance date. For the quarter ended June 30, 2023, although we have recorded a net loss of $1.3 million, we have generated positive cash flow from operations of $1.9 million. As of June 30, 2023, cash and cash equivalents amounted to $21.4 million and our investments in publicly traded companies amounted to $4.8 million. We believe our June 30, 2023 cash balance provides us ample liquidity to fund our operations for twelve months from the issuance date of these financial statements. Our forecasts are dependent on our ability to maintain margins at our operating companies which includes achieving levels of booked orders, minimizing expenses and generating certain free cash flow benchmarks. We have begun to explore certain financing arrangements, including sale and leaseback opportunities, subsequent to the date of these financial statements. There can be no assurance that the Company will enter into such a financing arrangement or as to the terms of any such financing arrangement.
We have signed a non-binding letter of intent to enter into a sale leaseback agreement for our South Paris and Oxford properties, which is subject to (i) the execution of a definitive agreement which terms have yet to be drafted or fully negotiated, (ii) completion of standard due diligence, which has yet to commence, and (iii) approval by the Board. There can be no assurance that the Company will enter into a binding sale agreement.
Common Stock Equity Offering
On January 24, 2022, we closed an underwritten public offering (the “2022 Public Offering”) pursuant to an underwriting agreement with Maxim Group LLC (“Maxim”), as representative of the underwriters. The 2022 Public Offering was for 9,500,000 shares of common stock (or pre-funded warrants to purchase shares of common stock in lieu thereof) and warrants to purchase up to 9,500,000 shares of common stock (the “common warrants”). Each share of common stock (or pre-funded warrant in lieu thereof) was sold together with one common warrant to purchase one share of common stock at a price of $1.50 per share and common warrant. Additionally, the Company issued to Maxim 237,500 common stock purchase warrants (the “Underwriter’s Warrants”) to purchase up to 237,500 shares of common stock at an exercise price of $1.65 per common warrant. Gross proceeds, before deducting underwriting discounts and offering expenses and excluding any proceeds we may receive upon exercise of the common warrants, were $14.3 million and net proceeds were $12.7 million.
As of June 30, 2023, of the warrants issued through the 2020 Public Offering, 1.0 million warrants were exercised and 1.4 million warrants remained outstanding, which represents 0.7 million shares of common stock equivalents, at an exercise price of $2.25. As of June 30, 2023, of the warrants issued through the 2022 Public Offering, there were 10.9 million warrants and 0.3 million prefunded warrants outstanding at an exercise price of $1.50 and $0.01, respectively. The Underwriter’s Warrants have not been exercised.
See Note 14. “Equity Transactions” in the accompanying notes to the unaudited condensed consolidated financial statements for further details.
Credit Facilities
Webster Credit Facility
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “Webster Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers (collectively, the “Webster Borrowers”), the Company, as guarantor, and Sterling National Bank (“Sterling”). On February 1, 2022, Sterling became part of Webster Bank, N.A. (“Webster”), and Webster became the successor in interest to the Webster Loan Agreement. The Webster Loan Agreement was also subject to a limited guarantee by Mr. Eberwein, the Executive Chairman of our board of directors.
The Webster Loan Agreement was a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for revolving loans (the “Webster Credit Facility”). In connection with the sale of our Healthcare business on May 4, 2023, we paid all amounts due and closed the Webster Credit Facility.
eCapital Credit Facilities
EdgeBuilder and Glenbrook (the “EBGL Borrowers”) were parties to a Loan and Security Agreement with eCapital (the “EBGL Loan Agreement”), providing up to $4.0 million in working capital which was scheduled to mature and renew automatically for a period of one year moving forward (the “EBGL Loan”). KBS Builders, Inc. (the “KBS Borrowers”) were parties to a Loan and Security Agreement with eCapital (the “KBS Loan Agreement”), providing up to $4.0 million in working capital which was scheduled to mature and renew automatically for a period of one year moving forward (the “KBS Loan”). During the second quarter of 2023, we closed these two credit facilities and have no remaining debt balance with eCapital.
eCapital Term Loan
We and certain of our Investments subsidiaries (collectively, the “Star Borrowers”) were party to a Loan and Security Agreement with eCapital, as successor in interest to Gerber Finance, Inc. (as amended, the “Star Loan Agreement”), which provided for a credit facility with borrowing availability of up to $2.5 million, bearing interest at the prime rate plus 3.5% per annum, and maturing on January 1, 2025, unless terminated in accordance with the terms therein (the “Star Loan”). As of June 30, 2023, we have paid in full all amounts related to the Star Loan Agreement and closed this facility.
Off-Balance Sheet Arrangements
As of June 30, 2023, there were no off-balance sheet arrangements.

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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, and based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
See Note 9. “Commitments and Contingencies” within the notes to our condensed consolidated financial statements for a summary of legal proceedings.

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

10.1
Stock Purchase and Contribution Agreement, by and among Star Equity Holdings, Inc, Digirad Health, Inc., TTG Imaging Solutions, LLC, and Insignia TTG Parent, LLC, dated as of May 4, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 5, 2022).

10.2	Form of 2018 Incentive Plan, as amended of Star Equity Holdings, Inc. (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement filed with the Commission on May 18, 2023.
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
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

STAR EQUITY HOLDINGS, INC.

Date:	August 11, 2023	By:	/s/ RICHARD K. COLEMAN, JR.
Richard K. Coleman, Jr. Chief Executive Officer (Principal Executive Officer)

/s/ DAVID J. NOBLE
David J. Noble Chief Financial Officer (Principal Financial and Accounting Officer)