Form 10-Q
period 2023-09-30
STAR EQUITY HOLDINGS, INC.
filed 2023-11-08
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒
As of November 3, 2023, the registrant had 15,826,217 shares of Common Stock ($0.0001 par value) outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Construction	$10,435	$11,107	$31,674	$39,544
Total revenues	10,435	11,107	31,674	39,544

Cost of revenues:
Construction	8,187	7,975	22,433	32,341
Investments	45	58	169	221
Total cost of revenues	8,232	8,033	22,602	32,562

Gross profit	2,203	3,074	9,072	6,982

Operating expenses:
Selling, general and administrative	3,434	3,096	11,327	9,981
Amortization of intangible assets	430	430	1,290	1,290
Total operating expenses	3,864	3,526	12,617	11,271

Income (loss) from continuing operations	(1,661)	(452)	(3,545)	(4,289)

Other income (expense):
Other income (expense), net	(965)	(713)	(506)	(1,157)
Interest income (expense), net	433	(120)	569	(400)
Total other income (expense), net	(532)	(833)	63	(1,557)

Income (loss) before income taxes from continuing operations	(2,193)	(1,285)	(3,482)	(5,846)
Income tax benefit (provision) from continuing operations	(172)	299	(233)	(861)
Income (loss) from continuing operations, net of tax	(2,365)	(986)	(3,715)	(6,707)
Income (loss) from discontinued operations, net of tax (Note 10)	(257)	(898)	27,119	(454)
Net income (loss)	(2,622)	(1,884)	23,404	(7,161)
Deemed dividend on Series A perpetual preferred stock	(479)	(479)	(1,437)	(1,437)
Net income (loss) attributable to common shareholders	$(3,101)	$(2,363)	$21,967	$(8,598)

Net income (loss) per share
Net income (loss) per share, continuing operations
Basic*	$(0.15)	$(0.06)	$(0.24)	$(0.46)
Diluted	$(0.15)	$(0.06)	$(0.24)	$(0.46)
Net income (loss) per share, discontinued operations
Basic*	$(0.02)	$(0.06)	$1.74	$(0.03)
Diluted	$(0.02)	$(0.06)	$1.72	$(0.03)
Net income (loss) per share
Basic*	$(0.17)	$(0.12)	$1.50	$(0.49)
Diluted*	$(0.17)	$(0.12)	$1.49	$(0.49)
Net income (loss) per share, attributable to common shareholders
Basic*	$(0.20)	$(0.15)	$1.41	$(0.59)
Diluted*	$(0.20)	$(0.15)	$1.40	$(0.59)
Weighted-average common shares outstanding
Basic*	15,681	15,434	15,573	14,503
Diluted*	15,819	15,434	15,743	14,503

Dividends declared per share of Series A perpetual preferred stock	$0.25	$0.25	$0.75	$0.75

*Earnings per share may not add due to rounding
See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2023 (unaudited)	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$20,691	$4,377
Restricted cash	561	142
Investments in equity securities	4,309	3,490
Accounts receivable, net of allowances of $116 and $270, respectively	3,727	7,975
Note receivable, current portion	223	73
Inventories, net	4,243	4,678
Other current assets	859	682
Current assets – discontinued operations	—	17,851
Total current assets	34,613	39,268
Property and equipment, net	5,217	5,665
Operating lease right-of-use assets, net	1,569	1,856
Intangible assets, net	12,062	13,352
Goodwill	4,438	4,438
Cost method investment	6,000	—
Notes receivable	8,327	1,285
Other assets	36	—
Non-current assets – discontinued operations	—	7,438
Total assets	$72,262	$73,302

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,141	$1,447
Accrued liabilities	1,386	462
Accrued compensation	1,633	1,838
Accrued warranty	42	38
Lumber derivative contracts	94	104
Deferred revenue	1,479	1,673
Short-term debt	537	3,383
Operating lease liabilities	395	372
Finance lease liabilities	54	82
Current liabilities - discontinued operations	—	18,146
Total current liabilities	6,761	27,545
Deferred tax liabilities	254	—
Operating lease liabilities, net of current portion	1,208	1,510
Finance lease liabilities, net of current portion	45	96
Non-current liabilities - discontinued operations	—	2,396
Total liabilities	8,268	31,547

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized: Series A Preferred Stock, 8,000,000 shares authorized, liquidation preference ($10.00 per share), 1,915,637 shares issued and outstanding at September 30, 2023. (Liquidation preference: $18,988,390 as of September 30, 2023.)	18,988	18,988
Series C Preferred stock, $0.0001 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 50,000,000 shares authorized; 15,826,217 and 15,177,919 shares issued and outstanding (net of treasury shares) at September 30, 2023 and December 31, 2022, respectively	2	1
Treasury stock, at cost; 258,849 shares at September 30, 2023 and December 31, 2022, respectively	(5,728)	(5,728)
Additional paid-in capital	160,549	161,715
Accumulated deficit	(109,817)	(133,221)

Total stockholders’ equity	63,994	41,755
Total liabilities and stockholders’ equity	$72,262	$73,302
See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net (loss) income	$23,404	$(7,161)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation of property and equipment	762	1,369
Amortization of intangible assets	1,290	1,290
Non-cash lease expense	570	885
Provision for bad debt, net	73	435
Stock-based compensation	284	322
Amortization of loan issuance costs	45	104
Gain on sale of assets	(512)	156
Gain on disposal of discontinued operations	(26,680)	—
Deferred income taxes	(221)	225
Unrealized (gain) loss of equity securities and lumber derivatives	14	2,132
Changes in operating assets and liabilities:
Accounts receivable	5,525	1,466
Inventories	(246)	(4,539)
Other assets	607	(582)
Accounts payable	685	1,821
Accrued compensation	(784)	345
Deferred revenue and billings in excess of costs and estimated profit	(460)	1,034
Operating lease liabilities	(400)	(865)
Other liabilities	(1,287)	1,329
Net cash provided (used) by operating activities	2,669	(234)

Investing activities
Purchases of property and equipment	(568)	(1,232)
Proceeds from sale of discontinued operations	19,681	—
Proceeds from sale of property and equipment	1,233	217
Purchases of equity securities	(1,090)	(3,994)
Proceeds from sales of equity securities	247	27
Net cash provided (used) by investing activities	19,503	(4,982)

Financing activities
Proceeds from borrowings	35,969	80,061
Repayment of debt	(38,402)	(81,152)
Proceeds from the sale of common stock, warrants, and exercise of over allotment options	1	13,198
Fees paid on issuance of common stock	—	(450)
Proceeds from the exercise of warrants	4	—
Taxes paid related to net share settlement of equity awards	(16)	(5)
Repayment of obligations under finance leases	(178)	(466)
Preferred stock dividends paid	(1,437)	(1,437)
Net cash provided (used) by financing activities	(4,059)	9,749
Net increase in cash, cash equivalents, and restricted cash including cash within discontinued operations	18,114	4,533
Less: net increase in cash classified within discontinued operations	1,381	(228)
Net increase in cash, cash equivalents, and restricted cash	16,733	4,761
Cash, cash equivalents, and restricted cash at beginning of period	4,519	3,928
Cash, cash equivalents, and restricted cash at end of period	$21,252	$8,689
Reconciliation of cash, cash equivalents, and restricted cash at end of year
Cash and cash equivalents	$20,691	$7,895
Restricted cash	561	794
Cash, cash equivalents, and restricted cash at end of period	$21,252	$8,689

Supplemental Information
Cash paid during the year for interest	$238	$—

Non-Cash Investing Activities
Noncash note receivable	$7,000	$—
Noncash investment in private company	$6,000	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1,916	$18,988	15,178	$1	$(5,728)	$161,715	$(133,221)	$41,755
Stock-based compensation	—	—	—	—	—	102	—	102
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	15		—		—	—
Dividends to holders of preferred stock ($0.25 per share)	—	—	—	—	—	(479)	—	(479)
Preferred stock dividends paid	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	435	435
Balance at March 31, 2023	1,916	18,988	15,193	1	(5,728)	161,338	(132,786)	41,813
Stock-based compensation	—	—	—	—	—	104	—	104
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	4	—	—	—	—	—
Dividends to holders of preferred stock ($0.25 per share)	—	—	—	—	—	(479)	—	(479)
Net income (loss)	—	—	—	—	—	—	25,591	25,591
Balance at June 30, 2023	1,916	18,988	15,197	1	(5,728)	160,963	(107,195)	67,029
Stock-based compensation	—	—	—	—	—	78	—	78
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	304	0.5	—	(16)	—	(16)
Proceeds received from warrant exercise	—	—	325	0.5	—	3	—	4
Dividends to holders of preferred stock ($0.25 per share)	—	—	—	—	—	(479)	—	(479)
Net income (loss)	—	—	—	—	—	—	(2,622)	(2,622)
Balance at September 30, 2023	1,916	$18,988	15,826	$2	$(5,728)	$160,549	$(109,817)	$63,994

	Perpetual Redeemable Preferred Stock		Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,916	$18,988	—	$—	5,805		$(5,728)	$150,451	$(127,969)	$16,754
Stock-based compensation	—	—	—	—	—	—	—	144	—	144
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	—	—	49	—	—	(3)	—	(3)
Accrued dividend on redeemable preferred stock	—	479	—	—	—	—	—	(479)	—	(479)
Preferred stock dividends paid	—	(479)	—	—	—	—	—	—	—	—
Equity issuance costs	—	—	—	—	—	—	—	(450)	—	(450)
Proceeds from the sale of common stock, warrants, and exercise of over allotment options	—	—	—	—	9,175	1	—	13,197	—	13,198
Net income (loss)	—	—	—	—	—	—	—	—	(3,701)	(3,701)
Balance at March 31, 2022	1,916	18,988	—	—	15,029	1	(5,728)	162,860	(131,670)	25,463
Stock-based compensation	—	—	—	—	—	—	—	72	—	72
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	—	—	53	—	—	—	—	—
Dividends to holders of preferred stock ($0.25 per share)	—	—	—	—	—	—	—	(479)	—	(479)
Reclassification of preferred stock to permanent equity (See Note 1)	(1,916)	(18,988)	1,916	18,988	—	—	—	—	—	18,988
Net income (loss)	—	—	—	—	—	—	—	—	(1,576)	(1,576)
Balance at June 30, 2022	—	$—	1,916	18,988	15,082	$1	$(5,728)	$162,453	$(133,246)	$42,468
Stock-based compensation	—	—	—	—	—	—	—	106	—	106
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	—	—	57	—	—	(2)	—	(2)
Dividends to holders of preferred stock ($0.25 per share)	—	—	—	—	—	—	—	(479)	—	(479)
Net income (loss)	—	—	—	—	—	—	—	—	(1,884)	(1,884)
Balance at September 30, 2022	—	$—	1,916	$18,988	15,139	$1	$(5,728)	$162,078	$(135,130)	$40,209
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
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. We limit our exposure to credit loss by generally placing cash in high credit quality financial institutions or in major money market mutual funds offered through brokerage firms. Some of our cash balances are maintained at major banking institutions in the United States, a portion of which may from time to time exceed the regulatory limit of $250,000 insured by the Federal Deposit Insurance Corporation (FDIC). We have not experienced any credit losses associated with our cash balances. Additionally, we have established guidelines regarding diversification of our investments and their maturities, which are designed to maintain principal and maximize liquidity. As of September 30, 2023, we have $0.3 million of cash in excess of FDIC insured limits.
New Accounting Standards To Be Adopted
No new accounting standards were issued in the quarter ended September 30, 2023 that are expected to have a material impact on our financial statements.

Note 2. Discontinued Operations
On May 4, 2023, we entered into a Stock Purchase and Contribution Agreement (the “Purchase Agreement”), by and among the Company, Digirad Health Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Digirad Health”), TTG Imaging Solutions, LLC, a Pennsylvania limited liability company (the “Buyer”), and the Buyer’s parent, Insignia TTG Parent LLC, a Delaware limited liability company (the “Parent”). Pursuant to the Purchase Agreement, (i) the Buyer purchased 85% of the issued and outstanding shares of Digirad Health, on the terms and subject to the conditions set forth therein and (ii) the Company contributed to Parent 15% of the issued and outstanding shares of stock of Digirad Health (the “Contributed Shares”) in exchange for New Units (as defined in the Purchase Agreement) of Parent (the “Transaction”). The total aggregate consideration payable to the Company for the Transaction was $40 million, comprised of $19.7 million ($27 million less payoff of debt to Webster Bank (see Note 8. “Debt”) and transaction costs) in cash, a $7 million promissory note (see Note 5. “Supplemental Balance Sheet Information”), and $6 million of New Units in the Parent (see Note 7. “Fair Value Measurements”). The Company completed the sale of Digirad Health simultaneously with entering into the Purchase Agreement.
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
The following table presents financial results of our Healthcare division for the three and nine months ended September 30, 2023 and 2022 (in thousands). Note that we owned this division through May 4, 2023 and that the results for both the three months ended September 30, 2023 and the nine months ended September 30, 2023 reflect that period only:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenues	$—	$13,137	$17,962	$40,467
Total cost of revenues	—	10,411	12,408	30,887
Gross profit	—	2,726	5,554	9,580

Operating expenses:
Selling, general and administrative	—	3,654	3,369	10,534
Amortization of intangible assets	—	1	—	1
(Gain) loss on disposal of discontinued operations	—	—	(26,680)	—
Total operating expenses	—	3,655	(23,311)	10,535

Income (loss) from discontinued operations	—	(929)	28,865	(955)

Other (expense) income, net	—	79	(1,015)	160
Interest expense, net	—	(116)	(173)	(264)
Income (loss) from discontinued operations before income taxes	—	(966)	27,677	(1,059)
Income tax benefit (provision)	(257)	68	(558)	605
Income (loss) from discontinued operations	$(257)	$(898)	$27,119	$(454)

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
$20,542

The following table presents the significant non-cash operating, investing and financing activities from discontinued operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income (loss) from discontinued operations	$27,119	$(454)
Depreciation	332	966
Amortization of intangible assets	—	1
Non-cash lease expense	273	606
Write-off of borrowing costs	16	30
(Gain) loss on disposal of discontinued operations	(26,680)	—
Share-based compensation	1	5
(Gain )Loss on disposal of assets	135	(253)
Provision for bad debt	17	30
Deferred income taxes	(176)	(672)
Accounts receivable	1,333	(385)
Inventory	(681)	(1,357)
Other assets	1,044	(95)
Accounts payable	994	1,387
Accrued compensation	(580)	4
Deferred revenue	(101)	26
Operating lease liabilities	(283)	18
Other liabilities	(1,730)	683
Net cash provided by (used in) operating activities	1,033	540
Net cash provided by (used in) investing activities	—	(345)
Net cash provided by (used in) financing activities	347	78
Net increase (decrease) in cash and cash equivalents and restricted cash	$1,380	$273
Following is the reconciliation of purchase price to the gain recognized in income from discontinued operations for the nine months ended September 30, 2023 (in thousands), prior to any proposed working capital adjustments:

Estimated proceeds of the disposition, net of transaction costs and indebtedness payoff	$32,682
Assets of the businesses	(24,071)
Liabilities of the businesses	18,069
Pre-tax gain on the disposition	$26,680
Note 3. Revenue
Disaggregation of Revenue
The following tables present our continuing revenues disaggregated by major source for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Construction	Total	Construction	Total
Major Goods/Service Lines
Construction Revenue from Contracts with Customers	$10,435	$10,435	$11,107	$11,107
Total Revenues	$10,435	$10,435	$11,107	$11,107

Timing of Revenue Recognition
Services and goods transferred over time	$—	$—	$3,816	$3,816
Services and goods transferred at a point in time	10,435	10,435	7,291	7,291
Total Revenues	$10,435	$10,435	$11,107	$11,107

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Construction	Total	Construction	Total
Major Goods/Service Lines
Construction Revenue from Contracts with Customers	$31,674	$31,674	$39,544	$39,544
Total Revenues	$31,674	$31,674	$39,544	$39,544

Timing of Revenue Recognition
Services and goods transferred over time	$—	$—	$11,569	$11,569
Services and goods transferred at a point in time	31,674	31,674	27,975	27,975
Total Revenues	$31,674	$31,674	$39,544	$39,544
Deferred Revenue
Changes in deferred revenue, which consist primarily of customer deposits, for the nine months ended September 30, 2023 are as follows (in thousands):

Balance at December 31, 2022	$1,673
Revenue recognized that was included in balance at beginning of the year	(1,548)
Deferred revenue, net, related to contracts entered into during the year	1,354
Balance at September 30, 2023	$1,479
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
The following table sets forth the reconciliation of shares used to compute basic and diluted net income (loss) per share for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Income (loss) from continuing operations, net of tax	$(2,365)	$(986)	$(3,715)	$(6,707)
Income (loss) from discontinued operations, net of tax (Note 10)	(257)	(898)	27,119	(454)
Net income (loss)	(2,622)	(1,884)	23,404	(7,161)
Deemed dividend on Series A perpetual preferred stock	(479)	(479)	(1,437)	(1,437)
Net income (loss) attributable to common shareholders	$(3,101)	$(2,363)	$21,967	$(8,598)

Denominator:
Weighted average common shares outstanding	15,642	15,109	15,344	14,208
Weighted average prefunded warrants outstanding	39	325	229	295
Weighted average shares outstanding - basic	15,681	15,434	15,573	14,503
Dilutive potential common shares:
Restricted stock units	138	—	170	—
Weighted average shares outstanding - diluted	15,819	15,434	15,743	14,503

Net income (loss) per share
Continuing operations
Basic	$(0.15)	$(0.06)	$(0.24)	$(0.46)
Diluted	$(0.15)	$(0.06)	$(0.24)	$(0.46)
Discontinued operations
Basic	$(0.02)	$(0.06)	$1.74	$(0.03)
Diluted	$(0.02)	$(0.06)	$1.72	$(0.03)
Net income (loss) per share
Basic	$(0.17)	$(0.12)	$1.50	$(0.49)
Diluted	$(0.17)	$(0.12)	$1.49	$(0.49)
Net income (loss) per share, attributable to common shareholders
Basic	$(0.20)	$(0.15)	$1.41	$(0.59)
Diluted	$(0.20)	$(0.15)	$1.40	$(0.59)
*Earnings per share may not add due to rounding
Antidilutive common stock equivalents are excluded from the computation of diluted income (loss) per share. The computation of diluted earnings per share excludes stock options, RSUs, and stock warrants that are anti-dilutive. The following common stock equivalents were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	2	3	2	5
Restricted stock units	60	109	70	128
Stock warrants	11,865	11,865	11,865	10,843
Total	11,927	11,977	11,937	10,976

Note 5. Supplementary Balance Sheet Information
Inventories
The components of inventories are as follows (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$2,609	$2,838
Work-in-process	413	571
Finished goods	1,221	1,269
Total inventories	4,243	4,678
Less reserve for excess and obsolete inventories	—	—
Total inventories, net	$4,243	$4,678
Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Land	$753	$805
Buildings and leasehold improvements	3,223	4,185
Machinery and equipment	3,237	2,509
Gross property and equipment	7,213	7,499
Accumulated depreciation	(1,996)	(1,834)
Total property and equipment, net	$5,217	$5,665
We sold our Waterford, Maine facility on June 30, 2023 for approximately $1.2 million after closing costs and recognized a gain of $386 thousand which we have recorded in other income/expense.
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
In 2021 we completed the sale of MD Office Solutions in exchange for a secured promissory note. This note, the principal of which is approximately $1.3 million at September 30,2023, is included in “Notes receivable, current portion” and “Notes receivable” in our Consolidated Balance Sheet at September 30, 2023 for $0.2 million and $1.1 million, respectively.
Cost Method Investment
As a part of the sale of Digirad Health, we received $6.0 million in the common equity of TTG Parent LLC. We have elected the measurement alternative under ASC 321. The measurement alternative election allows for equity securities that do not have readily determinable fair values to be recorded at cost, with adjustments for impairment and certain observable price changes reflected in earnings. Such securities are adjusted to fair value when an observable price change occurs or impairment is identified.

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
The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$98	$117	$311	$334

Finance lease cost:
Amortization of finance lease assets	$17	$24	$62	$71
Interest on finance lease liabilities	2	4	9	13
Total finance lease cost	$19	$28	$71	$84
Supplemental cash flow information related to leases from continuing operations was as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$288	$273
Operating cash flows from finance leases	$9	$13
Financing cash flows from finance leases	$83	$75

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$666
Supplemental balance sheet information related to leases was as follows:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term (in years)
Operating leases	4.2	4.8
Finance leases	2.4	2.5

Weighted average discount rate
Operating leases	5.51%	5.61%
Finance leases	5.88%	5.91%
We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of September 30, 2023 were as follows (in thousands):

	Operating Leases	Finance Leases
2023 (excludes the nine months ended September 30, 2023)	$116	$17
2024	468	50
2025	477	23
2026	387	16
2027	92	1
2028 and thereafter	207	—
Total future minimum lease payments	1,747	107
Less amounts representing interest	144	8
Present value of lease obligations	$1,603	$99

Lessor
Prior to the sale of our Healthcare business on May 4, 2023, we generated lease income in the Healthcare segment from equipment rentals to customers. Rental contracts were structured as either a weekly or monthly payment arrangement and were accounted for as operating leases. Revenues were recognized on a straight-line basis over the term of the rental. During the nine months ended September 30, 2023 and 2022, our lease contracts were mainly month-to-month contracts.
Note 7. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Financial Accounting Standards Board’s authoritative guidance for fair value measurements establishes a three-level hierarchy based upon the inputs to the valuation model of an asset or liability. Level 1 inputs are quoted prices in active markets for identical assets; Level 2 inputs are inputs other than quoted prices that are significant and observable; and Level 3 inputs are significant unobservable inputs to be used in situations where markets do not exist or are illiquid. The following table presents information about our financial assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Equity securities	$4,309	$—	$—	$4,309
Lumber derivative contracts	(94)	—	—	(94)
Total	$4,215	$—	$—	$4,215

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Equity securities	$3,490	$—	$—	$3,490
Lumber derivative contracts	(104)	—	—	(104)
Total	$3,386	$—	$—	$3,386
The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on September 30, 2023 and December 31, 2022, respectively, and recorded in Investments in the condensed Consolidated Balance Sheets. During the nine months ended September 30, 2023 and 2022, we recorded an unrealized loss of $24 thousand and unrealized loss of $834 thousand, respectively, resulting from market fluctuations, recorded in other (expense) income, net in the condensed Consolidated Statements of Operations.
We may enter into lumber derivative contracts in order to protect our gross profit margins from fluctuations caused by lumber price volatility. Such contracts, which are generally entered into to protect the gross margins on our wall panel contracts at EBGL, are recorded within current assets or liabilities in the condensed Consolidated Balance Sheets. For the nine months ended September 30, 2023 and 2022, we recorded a net loss of $108 thousand and $1.8 million, respectively, in the cost of goods sold in the condensed Consolidated Statements of Operations. As of September 30, 2023, we had a net long (buying) position of 1,815,000 board feet under 66 lumber derivatives contracts. As of December 31, 2022, we had a net long (buying) position of 550,000 board feet under 5 lumber derivatives contracts.
Gains and losses from lumber derivative contracts are recorded in cost of goods sold of the condensed Consolidated Statements of Operations and included the following for the nine months ended September 30, 2023 and 2022, respectively:

	September 30, 2023	September 30, 2022
Unrealized gain (loss) on lumber derivatives	$10	$(1,298)
Realized gain (loss) on lumber derivatives	(118)	(549)
Total gain (loss) on lumber derivatives	$(108)	$(1,847)
Gains and losses from investments in equity securities are recorded in other income (expense) of the condensed Consolidated Statements of Operations and included the following for the nine months ended September 30, 2023 and 2022, respectively:

	September 30, 2023	September 30, 2022
Unrealized gain (loss) on equity securities	$(24)	$(834)
Realized gain (loss) on equity securities	94	8
Total gain (loss) on equity securities	$70	$(826)

Note 8. Debt
A summary of debt as of September 30, 2023 and December 31, 2022 is as follows (dollars in thousands):

	September 30, 2023		December 31, 2022
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - Premier	$537	9.25%	$—	—%
Revolving Credit Facility - eCapital EBGL	—	—%	2,592	10.25%
Total Short-term Revolving Credit Facilities	$537	9.25%	$2,592	10.25%
eCapital - Star Loan Principal, net	$—	—%	$791	10.50%
Short Term Loan	$—	—%	$791	10.50%
Total Short-term debt	$537	9.25%	$3,383	10.31%
Premier Facility
On August 16, 2023, EdgeBuilder and Glenbrook Building Supply, Inc. (“Glenbrook” and together with EdgeBuilder, the “EBGL Borrowers”), entered into a Revolving Credit Loan Agreement with Premier Bank (“Premier”) providing the EBGL Borrowers with a working capital line of credit of up to $4,000,000 (the “Premier Loan Agreement”). Availability under the Premier Loan Agreement is based on a formula tied to the EBGL Borrowers’ eligible accounts receivable, inventory and equipment. Borrowings under the Premier Loan Agreement bear interest at the prime rate plus 0.75% (and a minimum interest rate of 6.75%), with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement expires on August 16, 2024 but may be extended from time to time at the request of the EBGL Borrowers, subject to approval by Premier. The EBGL Borrowers’ obligations under the Premier Loan Agreement are guaranteed by the Company and secured by all of their inventory, equipment, accounts and other intangibles. As of September 30, 2023, availability under the Premier Loan Agreement was approximately $2.8 million
Webster Credit Facility
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
eCapital Credit Facilities and Term Loan
The EBGL Borrowers were formerly parties to a Loan and Security Agreement (the “EBGL Loan Agreement”) providing the EBGL Borrowers with a credit facility with eCapital Asset Based Lending Corp. formerly known as Gerber Finance, Inc. (“eCapital”) for borrowings up to $4.0 million, subject to certain borrowing base limitations (the “EBGL Loan”). KBS was also party to a revolving credit facility with eCapital (the “KBS Loan Agreement) which provided for borrowings up to $4.0 million, subject to certain borrowing base limitations (the “KBS Loan”).
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

Note 9. Commitments and Contingencies
In the normal course of business, we have been and will likely continue to be subject to other litigation or administrative proceedings incidental to our business, such as claims related to compliance with regulatory standards, customer disputes, employment practices, wage and hour disputes, product liability, professional liability, malpractice liability, commercial disputes, licensure restrictions or denials, and warranty or patent infringement. Responding to litigation or administrative proceedings, regardless of whether they have merit, can be expensive and disruptive to normal business operations. We are not able to predict the timing or outcome of these matters but currently do not expect that the resolution of these matters will have a material adverse effect on our financial position or results of operations.
The outcome of litigation and the amount or range of potential loss at particular points in time may be difficult to ascertain. Among other things, uncertainties can include how trial and appellate courts will apply the law and interpret facts, as well as the contractual and statutory obligations of other indemnifying and insuring parties. The estimated range of reasonably possible losses, and their effect on our financial position is based on currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties.
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
For the three months ended September 30, 2023, we recorded an income tax expense of $172 thousand within continuing operations and an expense of $257 thousand within discontinued operations. For the three months ended September 30, 2022, we recorded a $299 thousand income tax benefit within continuing operations and an income tax benefit of $68 thousand within discontinued operations.
For the nine months ended September 30, 2023 , we recorded an income tax expense of $233 thousand within continuing operations and an expense of $558 thousand within discontinued operations. For the nine months ended September 30, 2022, we recorded an income tax expense of $861 thousand within continuing operations and an income tax benefit of $605 thousand within discontinued operations.
The tax expense for the nine months ended September 30, 2023 primarily relates to a January 2022 ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which required us to establish an additional valuation allowance on net operating losses that the Company cannot utilize in the future.
As of September 30, 2023, we had unrecognized tax benefits of approximately $2.0 million related to uncertain tax positions. Included in the unrecognized tax benefits were $2.0 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.
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
1.Construction
2.Investments
Prior to the sale of Digirad Health on May 4 2023, we also had a Healthcare segment.
Segment information for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30, 2023
	2023	2022	2023	2022
Revenue by segment:
Construction	$10,435	$11,107	$31,674	$39,544
Investments	89	159	405	475
Intersegment elimination	(89)	(159)	(405)	(475)
Consolidated revenue	$10,435	$11,107	$31,674	$39,544

Gross profit (loss) by segment:
Construction	$2,248	$3,132	$9,241	$7,203
Investments	44	100	236	253
Intersegment elimination	(89)	(158)	(405)	(474)
Consolidated gross profit	$2,203	$3,074	$9,072	$6,982

Income (loss) from operations by segment:
Construction	$(21)	$1,150	$1,960	$681
Investments	(71)	97	(527)	236
Corporate, eliminations and other	(1,569)	(1,699)	(4,978)	(5,206)
Segment income (loss) from operations	$(1,661)	$(452)	$(3,545)	$(4,289)

Depreciation and amortization by segment:
Construction	$515	$489	$1,530	$1,471
Investments	45	58	169	221
Star Equity corporate	9	—	21	—
Total depreciation and amortization	$569	$547	$1,720	$1,692
Note 12. Related Party Transactions
Star Equity Holdings, Inc.
On December 10, 2021, the Company entered into a securities purchase agreement with its Executive Chairman, Jeffrey E. Eberwein, relating to the issuance and sale of 650,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a purchase price of $3.25 per share pursuant to a private placement. As of September 30, 2023, Mr. Eberwein owned 4,062,485 shares of Common Stock, representing approximately 25.67% of our outstanding Common Stock. In addition, as of September 30, 2023, Mr. Eberwein owned 1,182,414 shares of Series A Preferred Stock.

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
On each of February 17, 2023, May 19, 2023, and August 17, 2023, our board of directors declared a cash dividend to holders of our Series A Preferred Stock of $0.25 per share, for an aggregate amount of approximately $0.5 million. The record dates for these dividend payments were March 1, 2023, June 1, 2023, and September 1, 2023, respectively, and the payment dates were March 10, 2023, June 12, 2023, and September 11, 2023, respectively. As of September 30, 2023, we are current on our preferred dividends.
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
As of September 30, 2023, of the warrants issued through the public offering we closed on May 28, 2020 (the “2020 Public Offering”), 1.0 million warrants were exercised and 1.4 million warrants remained outstanding, which represents 0.7 million shares of common stock equivalents, at an exercise price of $2.25. As of September 30, 2023, of the warrants issued through the 2022 Public Offering, there were 10.9 million Warrants outstanding at an exercise price of $1.50 and no prefunded warrants outstanding. The 0.3 million prefunded warrants were exercised at $0.01 per share in the third quarter of 2023. The Underwriter’s Warrants have not been exercised.
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
No rights were exercisable at September 30, 2023. There is no impact to financial results as a result of the adoption of the 382 Agreement for the nine months ended September 30, 2023.
Note 16. Subsequent Events
On October 31, 2023 (the “Closing Date”), Glenbrook, a wholly-owned subsidiary of Star Equity Holdings, Inc. entered into an asset purchase agreement (the “Purchase Agreement”) with Big Lake Lumber (“BLL”). Pursuant to the Purchase Agreement, BLL sold its production facility, together with certain related assets, to Glenbrook for up to $3.3 million (the “Purchase Price”). The Purchase Price is subject to certain post-closing adjustments, including an earn-out provision and a hold back to satisfy certain indemnification obligations of Glenbrook under the Purchase Agreement. The earn-out provision is based on a specific gross profit threshold with a measurement period of two years to begin one year after the Closing Date. If the threshold is met, an earn-out payment may be remitted to BLL. The Purchase Agreement contains representations, warranties and covenants of Glenbrook that are customary for a transaction of this nature. The Purchase Agreement also contains indemnification obligations of the parties thereto. We are currently assessing the accounting implications of this transaction.

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
Overview
Star Equity Holdings, Inc. (“Star Equity”, the “Company”, “we”, “our”) is a diversified multi-industry holding company with two divisions. Our largest division participates in the Construction industry, a key sector of the economy. In addition, we operate an internally-funded Investments division. On May 4, 2023, we completed the sale of our former healthcare division, Digirad Health, Inc. (“Digirad Health”). During the three months ended March 31, 2023, and until the sale of Digirad Health, we were organized into three divisions.
Our Construction division is made up of three entities: KBS Builders, Inc. (“KBS”), EdgeBuilder, Inc. (“EdgeBuilder”), and Glenbrook Building Supply, Inc. (“Glenbrook”). These three entities are operated as two separately managed businesses. KBS is a Maine-based manufacturer of modular buildings, principally serving the New England housing market. EdgeBuilder and Glenbrook are operated and managed together and are referred to jointly as “EBGL”. EBGL manufactures and delivers structural wall panels and other engineered wood-based products, and operates a lumberyard that distributes building materials primarily to professional builder customers. The EBGL businesses are based in the Minneapolis-Saint Paul area and principally serve the Upper Midwest.
Our Investments division is an internally-funded unit directly managed by the Star Equity corporate team. This entity holds our corporate-owned real estate, which currently includes our two manufacturing facilities in Maine that we lease back to KBS. In addition, it holds several minority equity investments in other small public companies. It also holds and manages a $7 million promissory note and a $6 million private equity stake in TTG Parent LLC, the parent entity (the “Parent”) of TTG Imaging Solutions, LLC (“TTG”). These positions are a result of the sale of Digirad Health (discussed in Note 2. “Discontinued Operations”),
Strategy
Star Equity Holdings, Inc.
We believe our diversified multi-industry holding company structure allows Star Equity management to focus on capital allocation, strategic leadership, mergers and acquisitions, capital markets, and investor relations, as well as management of our Investments division. Our structure frees up our operating company management teams to focus on their respective businesses, look for organic and bolt-on growth opportunities, and improve operations with less distraction and administrative burden associated with running a public company.
We continue to explore strategic alternatives to improve our market position and the profitability of our product offerings, generate additional liquidity, and enhance our common stock valuation. We may pursue our goals through organic growth and through strategic alternatives. Some of these alternatives have included, and could continue to include, selective acquisitions of businesses, divestitures of assets or businesses, equity offerings, debt financings, or corporate restructuring.
Operating Business
We believe that our operating companies are well positioned for growth in large addressable markets. The key elements of our growth strategy include the following:
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
Current Market Conditions
The target customers for our Construction division include professional home builders, general contractors, project owners, developers, and design firms. Housing demand remained strong throughout 2022 and into 2023, despite large interest rate increases. Supply chains also improved. While still volatile, materials prices eased beginning in the second half of 2022. We benefited from having implemented both price increases and margin protection language in our contracts and this had a significantly positive effect on our profitability in 2023. We have noted slower business activity in third quarter 2023 and related lower revenues. We believe that this slowdown is temporary. Our sales pipelines are strong and we anticipate improvement in future periods, but can give no assurances as to when activity will return to more normalized levels.
Trends and Drivers
In our Construction division, we continue to see a greater adoption of offsite or prefab construction in single-family and multi-family residential building projects in our target market and nationally. Our modular units and structural wall panels offer builders a number of benefits over traditional onsite or “stick built” construction. These include shorter time to market, higher quality, reduced waste, and potential cost savings, among others. 3D BIM software modeling and developments in engineered wood products offers greater design flexibility for higher-end applications. The need for more affordable housing solutions also presents a great opportunity for the continued growth of factory built housing.
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
Segments
Our reportable segments are based upon our internal organizational structure, the manner in which our operations are managed, the criteria used by our Chief Executive Officer / Chief Operating Decision Maker (“CODM”) to evaluate segment performance, the availability of separate financial information, and overall materiality considerations. Effective as of the consummation of the sale of Digirad Health on May 4, 2023, our business divisions are organized into the following two reportable segments, reflecting the manner in which our CODM assesses performance and allocates resources.
•Construction
•Investments
Note: Prior to the May 4, 2023 sale of Digirad Health we had an additional reportable segment for our Healthcare division.
Construction
In this segment, we service residential and commercial construction projects with our KBS, EdgeBuilder, and Glenbrook brands, through which we manufacture modular housing units, structural wall panels, permanent wood foundation systems and other engineered wood products, as well as supply general contractors with building materials.
KBS is a Maine-based manufacturer that started operations in 2001 as a manufacturer of modular homes. KBS offers products for both multi-family and single-family residential buildings with a focus on providing engineering and design expertise and customization to suit project requirements. We market our modular homes through a direct sales organization and through inside sales, outside sales, as well as through a network of independent dealers, builders, and contractors in the New

England states (Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont). KBS’s direct sales organization is responsible for all commercial building projects, and works with developers, architects, owners, and general contractors to establish the scope of work, terms of payment, and general requirements for each project. KBS’s sales people also work with independent dealers, builders, and contractors to configure and place orders for residential homes for their end customers. KBS’s network of independent dealers and contractors do not work with us exclusively, although some have KBS model homes on display at their retail centers. KBS’s backlog and pipeline, along with its market initiatives to build more workforce housing, are expected to position KBS for continued growth, particularly in the multi-family arena.
EdgeBuilder is a manufacturer of structural wall panels, permanent wood foundation systems and other engineered wood products and conducts its operations in Prescott, Wisconsin. EdgeBuilder markets its engineered structural wall panels and permanent wood foundation systems through direct sales people and a network of builders, contractors and developers in and around the Minneapolis and St. Paul areas. EdgeBuilder’s direct sales organization is responsible for both residential and commercial projects and it works with general contractors, developers and builders to provide bids and quotes for specific projects. Our marketing efforts include participation in industry trade shows, production of product literature, and sales support tools. These efforts are designed to generate sales leads for our independent builders and dealers, and direct salespeople.
Glenbrook is a supplier of lumber, windows, doors, cabinets, drywall, roofing, decking and other building materials to professional builders and conducts its operations in Oakdale, Minnesota. EdgeBuilder and Glenbrook operate as one business with a single management team and we refer to them together as EBGL.
Investments
We have begun to expand our investments activities and have established minority positions in the equity securities of a small number of publicly traded companies. With the sale of our facility in Waterford, ME in June 2023, we currently hold 2 properties in our real estate portfolio, both of which we lease to our construction subsidiary, KBS. These include their principal production facility in South Paris, Maine. Additionally, the $7 million promissory note and $6 million in common equity in the Parent (the “TTG Note”) are assets held in the Investments division.
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
Results of Continuing Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes our results for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	Percent of Revenues	2022	Percent of Revenues	Change from Prior Year
					Dollars	Percent *
Total revenues	$10,435	100.0%	$11,107	100.0%	$(672)	(6.1)%
Total cost of revenues	8,232	78.9%	8,033	72.3%	199	2.5%
Gross profit	2,203	21.1%	3,074	27.7%	(871)	(28.3)%
Total operating expenses	3,864	37.0%	3,526	31.7%	338	9.6%
Income (loss) from operations	(1,661)	15.9%	(452)	4.1%	(1,209)	(267.5)%
Total other income (expense)	(532)	5.1%	(833)	7.5%	301	36.1%
Income (loss) before income taxes	(2,193)	21.0%	(1,285)	11.6%	(908)	(70.7)%
Income tax benefit (provision)	(172)	1.6%	299	2.7%	(471)	(157.5)%
Net income (loss)	$(2,365)	22.7%	$(986)	8.9%	$(1,379)	(139.9)%
Percentage may not add due to rounding

Revenues
Construction
Construction revenue is summarized as follows (in thousands):

	Three Months Ended September 30,
	2023	2022	Change	% Change
Construction Revenue	$10,435	$11,107	$(672)	(6.1)%
2022 revenues in the Construction division included large commercial projects at our KBS and EBGL businesses, the volume of which has not recurred in 2023, which is a principal driver of the decrease in revenue. We are currently experiencing less favorable market conditions in the construction industry resulting from economic headwinds, including higher interest rates.
Gross Profit
Construction Gross Profit
Construction gross profit and margin is summarized as follows (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Construction gross profit (loss)	$2,248	$3,132	$(884)	(28.2)%
Construction gross margin	21.5%	28.2%
The decrease in Construction gross profit was primarily due to reduced revenue as discussed above.
Investments Gross Loss
Investments gross loss is summarized as follows (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Investments gross profit (loss)	$(45)	$(58)	$13	22.4%
Investment gross profit (loss) principally relates to depreciation expense associated with the three manufacturing facilities acquired in April 2019. We sold one of these three facilities during the second quarter of 2023.
Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Three Months Ended September 30,				Percent of Revenues
	2023	2022	Change		2023	2022
			Dollars	Percent
Selling, general and administrative	$3,434	$3,096	$338	10.9%	32.9%	27.9%
Amortization of intangible assets	430	430	—	—%	4.1%	3.9%
Total operating expenses	$3,864	$3,526	$338	9.6%	37.0%	31.8%
On a consolidated basis, there was a $0.3 million increase in sales, general and administrative expenses (“SG&A”). The major drivers of this increase in the third quarter of 2023 were legal and other outside service expenses related to both the sale of Digirad Health and Investment division-related activities. SG&A, as a percentage of revenue, increased to 32.9% for the three months ended September 30, 2023 versus 27.9% in the prior year period.

Total Other Income (Expense)
Total other income (expense) is summarized as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Other income (expense), net	$(965)	$(713)
Interest income (expense), net	433	(120)
Total other income (expense), net	$(532)	$(833)
Other income (expenses), net, for the three months ended September 30, 2023 and 2022 is predominately comprised of unrealized gains and losses from “available for sale” securities recorded in our Investments division and finance costs.
Interest income (expense), net, for the three months ended September 30, 2023 and 2022 is predominantly comprised of interest earned on our cash, as well as on the TTG Note receivable. For 2022, this is partially offset by interest costs and the related amortization of deferred issuance costs on our prior debt.
Income Tax Expense
For the three months ended September 30, 2023 and 2022 we recorded a $172 thousand income tax expense and a $299 thousand income tax benefit, respectively, within continuing operations. See Note 10. “Income Taxes”, within the notes to our condensed consolidated financial statements for further information related to the income taxes.
Income from Discontinued Operations
See Note 2. “Discontinued Operations” to our unaudited condensed consolidated financial statements for information regarding discontinued operations.
Results of Continuing Operations
Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	Percent of Revenues	2022	Percent of Revenues	Change from Prior Year
					Dollars	Percent *
Total revenues	$31,674	100.0%	$39,544	100.0%	$(7,870)	(19.9)%
Total cost of revenues	22,602	71.4%	32,562	82.3%	(9,960)	(30.6)%
Gross profit	9,072	28.6%	6,982	17.7%	2,090	29.9%
Total operating expenses	12,617	39.8%	11,271	28.5%	1,346	11.9%
Loss from operations	(3,545)	(11.2)%	(4,289)	(10.8)%	744	(17.3)%
Total other income (expense)	63	0.2%	(1,557)	(3.9)%	1,620	(104.0)%
Loss before income taxes	(3,482)	(11.0)%	(5,846)	(14.8)%	2,364	(40.4)%
Income tax provision	(233)	(0.7)%	(861)	(2.2)%	628	(72.9)%
Net loss from continuing operations	$(3,715)	(11.7)%	$(6,707)	(17.0)%	$2,992	(44.6)%
*Percentage may not add due to rounding
Revenues
Construction
Construction revenue is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Construction	$31,674	$39,544	$(7,870)	(19.9)%
2022 revenues in the Construction division included large commercial projects at our KBS and EBGL businesses, the volume of which has not recurred in 2023, which is a principal driver of the decrease in revenue. We are currently experiencing less favorable market conditions in the construction industry resulting from economic headwinds, including higher interest rates.

Construction Gross Profit (Loss)
Construction gross profit and margin is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Construction gross profit (loss)	$9,241	$7,203	$2,038	28.3%
Construction gross margin	29.2%	18.2%
The increase in Construction gross profit for the first nine months of 2023 of 28.3% was due to both strong pricing levels and lower input costs versus 2022, which led to increased gross profit despite reduced revenue.
Investments Gross Loss
Investments gross loss is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Investments gross profit (loss)	$(169)	$(221)	$52	23.5%
Investment gross profit (loss) principally relates to depreciation expense associated with the three manufacturing facilities acquired in April 2019. We sold one of these three facilities during the second quarter of 2023.
Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Nine Months Ended September 30,				Percent of Revenues
	2023	2022	Change		2023	2022
			Dollars	Percent
Selling, general and administrative expenses	$11,327	$9,981	$1,346	13.5%	35.8%	25.2%
Amortization of intangible assets	1,290	1,290	—	—%	4.1%	3.3%
Total operating expenses	$12,617	$11,271	$1,346	11.9%	39.9%	28.5%
On a consolidated basis, there was a $1.3 million increase in SG&A. This was primarily due to increased legal and outside services expenses related to the sale of Digirad Health and our Investments division-related activities. As a percentage of revenue, SG&A increased to 35.8%, versus 25.2% in the prior year period.
Total Other Income (Expense)
Total other income (expense) is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Other income (expense), net	$(506)	$(1,157)
Interest income (expense), net	569	(400)
Total other income (expense)	$63	$(1,557)
Other income (expense), net for nine months ended September 30, 2023 and 2022 is predominately comprised of unrealized losses and gains from available for sale securities recorded in our Investments division, the gain on the sale of our Waterford, Maine facility, and finance costs.
Interest income (expense), net, for the nine months ended September 30, 2023 and 2022 is predominantly comprised of interest earned on the TTG Note and interest bearing assets in our Investments division, offset by interest costs and the related amortization of deferred issuance costs on our debt.
Income Tax Expense
For the nine months ended September 30, 2023 and 2022, we recorded income tax expenses of $233 thousand and $861 thousand, respectively. See Note 10. “Income Taxes” within the notes to our unaudited condensed consolidated financial statements for further information related to the income taxes.
Income from Discontinued Operations
See Note 2. “Discontinued Operations” to our condensed consolidated financial statements for information regarding discontinued operations.

Liquidity and Capital Resources
Overview
Summary Cash Flows
The following table shows cash flow information for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$2,670	$(234)
Net cash provided by (used in) investing activities	$19,503	$(4,982)
Net cash provided by (used in) financing activities	$(4,059)	$9,749
Cash Flows from Operating Activities
For the nine months ended September 30, 2023, net cash provided by operating activities was $2.7 million, compared to $0.2 million in net cash used in decreased working capital expenditures and operating activities in 2022. The increase in net cash provided by operating activities is attributable in part to improved results from operations, particularly in our Construction division gross margins.
Cash Flows from Investing Activities
For the nine months ended September 30, 2023, net cash provided by investing activities was $19.5 million, which principally consists of cash received from the sale of our Healthcare division. In 2022, net cash used in investing activities was $5.0 million, which was primarily attributable to the purchases of equity securities in our Investments division of $4.0 million and increased purchases of property and equipment.
Cash Flows from Financing Activities
For the nine months ended September 30, 2023, net cash used in financing activities was $4.1 million, compared to net cash provided by financing activities of $9.7 million in 2022. 2023 cash used in financing activities includes the net debt repayments on our credit facilities which, in combination with a new credit facility entered into in Q3, left us with approximately $0.5 million in debt at September 30, 2023. 2022 cash provided by financing activities included net proceeds of $12.7 million raised in our 2022 Public Offering (as hereinafter defined).
Sources of Liquidity
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations. As of September 30, 2023, we had $20.7 million of cash and cash equivalents. In connection with the sale of our Healthcare business on May 4, 2023, we paid the credit facility pursuant to the Webster Loan Agreement (as defined below) in full, using some of the proceeds from that sale. We closed out all credit facilities with eCapital and paid all remaining amounts outstanding on any eCapital balances during the second quarter of 2023. As discussed in Note 8, “Debt”, we have approximately $0.5 million in debt at our EBGL business at September 30, 2023.
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
As of September 30, 2023, of the warrants issued through the 2020 Public Offering, 1.0 million warrants were exercised and 1.4 million warrants remained outstanding, which represents 0.7 million shares of common stock equivalents, at an exercise price of $2.25. As of September 30, 2023, of the warrants issued through the 2022 Public Offering, there were 10.9 million warrants and no prefunded warrants outstanding at an exercise price of $1.50 and $0.01, respectively. The Underwriter’s Warrants have not been exercised.
See Note 14. “Equity Transactions” in the accompanying notes to the unaudited condensed consolidated financial statements for further details.

Credit Facilities
Premier Facility
On August 16, 2023, EdgeBuilder and Glenbrook (the “EBGL Borrowers”), entered into a Revolving Credit Loan Agreement with Premier Bank (“Premier”) providing the EBGL Borrowers with a working capital line of credit of up to $4,000,000 (the “Premier Loan Agreement”). Availability under the Premier Loan Agreement is based on a formula tied to the EBGL Borrowers’ eligible accounts receivable, inventory and equipment. Borrowings under the Premier Loan Agreement bear interest at the prime rate plus 0.75% (and a minimum interest rate of 6.75%), with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement expires on August 16, 2024 but may be extended from time to time at the request of the EBGL Borrowers, subject to approval by Premier. The EBGL Borrowers’ obligations under the Premier Loan Agreement are guaranteed by the Company and secured by all of their inventory, equipment, accounts and other intangibles. $0.5 million was outstanding under the Premier Loan Agreement at September 30, 2023.
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
eCapital Credit Facilities
The EBGL Borrowers were formerly parties to a Loan and Security Agreement with eCapital (the “EBGL Loan Agreement”), providing up to $4.0 million in working capital which was scheduled to mature and renew automatically for a period of one year moving forward (the “EBGL Loan”). KBS Builders, Inc. (the “KBS Borrowers”) were parties to a Loan and Security Agreement with eCapital (the “KBS Loan Agreement”), providing up to $4.0 million in working capital which was scheduled to mature and renew automatically for a period of one year moving forward (the “KBS Loan”). During the second quarter of 2023, we closed these two credit facilities and have no remaining debt balance with eCapital.
eCapital Term Loan
We and certain of our Investments subsidiaries (collectively, the “Star Borrowers”) were party to a Loan and Security Agreement with eCapital, as successor in interest to Gerber Finance, Inc. (as amended, the “Star Loan Agreement”), which provided for a credit facility with borrowing availability of up to $2.5 million, bearing interest at the prime rate plus 3.5% per annum, and maturing on January 1, 2025, unless terminated in accordance with the terms therein (the “Star Loan”). As of September 30, 2023, we have paid in full all amounts related to the Star Loan Agreement and closed this facility.
Off-Balance Sheet Arrangements
As of September 30, 2023, there were no off-balance sheet arrangements.

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
Our business strategy includes, among other things, strategic acquisitions, as well as potential opportunistic acquisitions and strategic actions with respect to our existing investments, such as restructurings, strategic partnerships and collaborations, and activist activity. This overall acquisition and investment strategy entails several potential risks, including diverting management’s attention from other business concerns, incurring substantial legal and other advisory fees (including, in the case of activist activity, proxy solicitation fees), and financing such acquisitions with additional equity and/or debt. Additionally, to the extent that we are already invested in the entities that are the subject of our acquisitions and other activities, our actions may be temporarily disruptive to the value of the investments, which could adversely affect our financial condition.
In addition, once completed, acquisitions may entail further risks, including: unanticipated costs and liabilities of the acquired businesses, including environmental liabilities, that could materially adversely affect our results of operations. These include: increased regulatory compliance relating to the acquired business; difficulties in assimilating acquired businesses, their personnel and their financial reporting systems, which would prevent the expected benefits from the transaction from being realized within the anticipated timeframe; negative effects on existing business relationships with suppliers and customers; and loss of key employees of the acquired businesses. In addition, any future acquisitions could cause us to incur additional debt and related interest expense, as well as contingent liabilities and amortization expense related to intangible assets, which could have a material adverse effect on our business, financial condition, operating results and cash flows, or the issuance of additional equity, which could dilute our stockholder’s equity interests.
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
Our Common Stock is currently listed on the Nasdaq Global Market. To maintain the listing of our Common Stock on The Nasdaq Global Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $5.0 million and stockholders’ equity of at least $10 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $15.0 million and total assets of at least $50.0 million and total revenue of at least $50.0 million (in the latest fiscal year or in two of the last three fiscal years). There is no assurance that we will be able to maintain compliance with these requirements.
In November 2023, we received a letter from the Listing Qualifications staff of The Nasdaq Stock Market, or Nasdaq, notifying us that we were no longer in compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Market. The letter noted that the bid price of our common stock was below $1.00 for the 30-day period ending November 6, 2023. The notification letter had no immediate effect on our listing on the Nasdaq Global Market. Nasdaq has provided us with 180 days, or until May 6, 2024, to regain compliance with the minimum bid price requirement by having a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If our Common Stock were to be delisted from Nasdaq and was not eligible for quotation or listing on another market or exchange, trading of our Common Stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our Common Stock to decline further.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
On November 7, 2023, Star Equity Holdings, Inc. (the “Company”) received a letter (the “Letter”) from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for a period of 30 consecutive business days, the bid price of its common stock closed below the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1).
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), and as indicated in the Letter, the Company has 180 calendar days, or until May 6, 2024, to regain compliance with the minimum bid price requirement. The Letter further provided that if at any time during this 180-day period, the closing bid price of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days, the Company will have regained compliance, and Nasdaq will provide the Company written confirmation of compliance with the minimum bid price requirement and close the matter.
If the Company does not regain compliance by May 6, 2024, the Company may transfer from The Nasdaq Global Market to The Nasdaq Capital Market and may be eligible for an additional compliance period of 180 days. To qualify for the additional compliance period, the Company will have to: (i) submit a Transfer Application and related application fees; (ii) meet the continued listing requirement for market value of publicly held shares and all other initial listing standards of The Nasdaq Capital Market (except for the bid price requirement); and (iii) provide written notice to Nasdaq of its intention to cure the deficiency during the additional 180-day compliance period by effecting a reverse stock split if necessary. If the Company does not qualify for an additional compliance period, or should the Company determine not to submit a transfer application or make the required representation, or if Nasdaq concludes that the Company will not be able to cure the deficiency, Nasdaq will provide written notice to the Company that its common stock will be subject to delisting. Nasdaq rules permit the Company to appeal any delisting determination by Nasdaq to a Hearings Panel.
The Company will continue to actively monitor the closing bid price of its common stock and will evaluate available options, including, without limitation, seeking to effect a reverse stock split, in order to resolve the deficiency and regain compliance with the minimum bid price rule. On June 20, 2023, the stockholders approved an amendment to our Restated Certificate of Incorporation to permit the company to effect a reverse stock split at any time within 12 months following the date of such stockholder approval. As a result of this approval, the Board of Directors has the sole discretion to effect the amendment and reverse stock split at a ratio of not less than 1-for-5 and not more than 1-for-10.
The Company’s common stock will continue to be listed and traded on The Nasdaq Global Market during the 180-day compliance period, subject to the Company’s compliance with the other continued listing requirements of The Nasdaq Global Market.

ITEM 6.EXHIBITS

Exhibit Number	Description

10.1
Revolving Credit Loan Agreement by and between Glenbrook Building Supply, Inc., EdgeBuilder, Inc. and Premier Bank, dated as of August 16, 2023. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 16, 2023).

10.2*	Star Equity Holdings, Inc. Compensation Clawback Policy.*
10.3
Asset Purchase Agreement, by and among Glenbrook Building Supply, Inc. and Big Lake Lumber Inc., dated as of October 31, 2023. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 2, 2023).

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

STAR EQUITY HOLDINGS, INC.

Date:	November 8, 2023	By:	/s/ RICHARD K. COLEMAN, JR.
Richard K. Coleman, Jr. Chief Executive Officer (Principal Executive Officer)

/s/ DAVID J. NOBLE
David J. Noble Chief Financial Officer (Principal Financial and Accounting Officer)