Form 10-K
period 2023-12-31
STAR EQUITY HOLDINGS, INC.
filed 2024-03-22
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Series C Participating Preferred Stock, par value $0.0001 per share Purchase Rights
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates based on the closing stock price on June 30, 2023, was $10.4 million. For purposes of this computation only, all executive officers and directors have been deemed affiliates.
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 7, 2024 was 15,848,202.

DOCUMENTS INCORPORATED BY REFERENCE
None.

STAR EQUITY HOLDINGS, INC.
FORM 10-K—ANNUAL REPORT
For the Fiscal Year Ended December 31, 2023

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
Corporate Information
Star Equity Holdings, Inc. is a diversified holding company with two divisions: Construction and Investments. For additional details related to the Company’s reportable segments, see Item 1. Business – Business Segments and Note 15. Segments within the notes to our accompanying consolidated financial statements. Unless the context requires otherwise, in this report the terms “we,” “us,” and, “our” refer to Star Equity and our wholly owned subsidiaries.
ITEM 1.     BUSINESS
Overview
Star Equity Holdings, Inc. (“Star Equity”, the “Company”, “we”, “our”) is a multi-industry diversified holding company incorporated as a Delaware corporation in 1997. Currently, we have two divisions which include the operating businesses in our Construction division and an Investments division. We previously had a Healthcare division which we sold on May 4, 2023, as further described in Note 3. Discontinued Operations.
Our Construction division is currently made up of three operating businesses: KBS Builders, Inc. (“KBS”), EdgeBuilder, Inc. (“EdgeBuilder”), and Glenbrook Building Supply, Inc. (“Glenbrook”), with the latter two managed together and referred to jointly as “EBGL”. KBS is based in Maine and manufactures modular buildings, typically in the single and multi-family residential segments, principally servicing the New England market. EBGL is based in the Minneapolis-Saint Paul area and principally serves the Upper Midwest region. Together, the EBGL businesses manufacture and deliver structural wall panels and other engineered wood-based products for commercial and residential customers. We distribute building materials from two lumberyard locations primarily focused on professional builder customers. EBGL expanded its market share of the Greater Minneapolis area through the acquisition of all of the assets of Big Lake Lumber Inc. (“BLL”) in October 2023. See Note 16. Mergers and Acquisitions for further information.
Our Investments division currently holds and manages our corporate-owned real estate, including two manufacturing facilities in Maine that are leased to KBS and one manufacturing facility in Minnesota that is leased to Glenbrook. The Investments division also manages internally-funded, concentrated minority investments in a number of public companies, cost method investments in private companies, and notes receivable.
Strategy
Star Equity
We believe our multi-industry diversified holding company structure allows Star Equity management to focus on capital allocation, strategic leadership, mergers and acquisitions, capital markets transactions, and investor relations, as well as direct management of our Investments division. Our structure frees up our operating company management teams to focus on their respective businesses, look for organic and bolt-on growth opportunities, and improve operations with less distraction and administrative burden associated with running a public company.

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
Operating Businesses
We believe that our Construction division companies are well positioned for growth in large addressable markets. The key elements of our growth strategy include the following:
•Organic growth from our core businesses. We believe that we operate in markets and geographies that will allow us to continue to grow our core businesses, allowing us to benefit from our scale and strengths. Our primary focus will be on markets in which we already have a presence in order to leverage the personnel, infrastructure, and brand recognition we have in these areas.
•Introduction of new services. Within our Construction division companies, we will consider opportunities to augment our service offering to better serve our customer base. We have done this in the New England market with our entry into the commercial multi-family segment. Other areas might include logistics, on site installation, and manufacturing of sub-components.
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
Business Segments
Our reportable segments are based upon our internal organizational structure, the manner in which our operations are managed, the criteria used by our Chief Executive Officer (Chief Operating Decision Maker or "CODM") to evaluate segment performance, the availability of separate financial information, and overall materiality considerations. Prior to May 2023, we had three reportable segments: Healthcare, Construction, and Investments. Effective as of May 2023 with the sale of our Digirad Health business, we have two reportable segments: Construction and Investments. Our corporate structure reflects the manner in which our CODM assesses performance and allocates resources.
See Note 15. Segments, within the notes to our accompanying consolidated financial statements.
Detailed Description of Our Operating Segments
Construction
Our Construction division services residential and commercial construction projects via our KBS, EdgeBuilder, and Glenbrook brands, through which we manufacture modular housing units, structural wall panels, permanent wood foundation systems, and other engineered wood products, and also supply general contractors and retail customers with building materials.
KBS is a Maine-based modular builder that started operations in 2001. Today, KBS manufactures fully custom modular homes. KBS offers products for both multi-family and single-family residential buildings leveraging an in-house engineering team and design expertise. KBS markets its modular homes through a direct sales organization, which consists of inside sales and outside sales teams who work with a network of independent dealers, builders, and contractors, primarily in the New England states (Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont). KBS’s outside sales organization focuses on commercial building projects, and works with developers, architects, owners, and general contractors to establish the scope of work, terms of payment, and general requirements for each project. KBS’s inside sales people focus on a network of independent dealers, builders, and contractors to accurately configure and place orders for mainly single-family residential homes. KBS’s network of independent dealers and contractors do not work with KBS exclusively, although some have KBS model homes on display at their retail centers. KBS’s backlog and pipeline, along with its market initiatives to build more student, workforce, and affordable housing, are expected to position KBS for continued growth, particularly in the multi-family segment.

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
Glenbrook (inclusive of BLL acquired in 2023) is a supplier of lumber, windows, doors, cabinets, drywall, roofing, decking, and other building materials to professional builders. Glenbrook conducts its operations in Oakdale, Minnesota and Big Lake, Minnesota with an operational facility in Hudson, Wisconsin. EdgeBuilder and Glenbrook operate as one business with a single management team and we refer to them together as EBGL.
Investments
We hold three real estate assets in our portfolio, two of which we lease to our construction subsidiary, KBS, and the third we lease to our construction subsidiary, Glenbrook. These include their principal production facilities in South Paris, Maine and Big Lake, Minnesota, respectively. Also, we continue to expand our investment activities and have established minority positions in the equity securities of a small number of publicly traded companies, cost method investments in private companies, and notes receivables.
Our Competitive Strengths
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
At EdgeBuilder, we offer a superior product for commercial-scale multi-family projects, focusing on structural wall panels. Our engineering and design capabilities allow us to create a product that is unique to the specific project’s requirements. We also provide value with our vertically integrated in-house delivery capability, which helps us to be cost-competitive. Our production strategy is to utilize automation and the most efficient manufacturing methods and high-quality materials in all EdgeBuilder projects. Through our building products distribution business, we operate a professional lumber yard and showroom and deliver highly personalized service, knowledgeable salespeople, and attention to detail that the larger, big-box chain home stores do not provide.
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

EBGL markets its engineered structural wall panels and permanent wood foundation systems through direct sales people to a network of builders, contractors, and developers in the Minneapolis-Saint Paul area and the Upper Midwest states. EBGL’s direct sales organization is responsible for both residential and commercial projects. Our marketing efforts include participation in industry trade shows, production of product literature, and the use of sales support tools. Our showroom and lumber yard processes orders over the phone and services walk-in traffic, mainly focusing on serving professional builders with our highly experienced in-house sales team.
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
EBGL. EBGL is a regional manufacturer of engineered structural wall panels and permanent wood foundation systems and also has a local professional-builder-focused retail distribution business. EBGL’s market is primarily the Upper Midwest states (Iowa, Minnesota, Missouri, North Dakota, South Dakota, and Wisconsin), though largely concentrated within Minnesota and Wisconsin. Glenbrook’s professional building material distribution businesses (including the newly acquired BLL, as discussed in Note 16. Mergers and Acquisitions) compete on a local level against both small, local lumber yards, regional building supply companies, and to a certain degree, the “big box” stores such as Home Depot, Lowe’s, and Menard’s.
Intellectual Property
Intellectual property is not a significant factor in our Construction business.
Patents
We do not hold any patents within our Construction business.
Raw Materials
Construction. Both KBS and EBGL operate in the wood-based construction market. The primary raw materials used in their production processes include dimensional lumber, mainly spruce-pine-fir (SPF), and sheathing/sheet goods (OSB and plywood). The majority of underlying raw material for both KBS and EBGL are sourced by wholesalers and mills in the United States, though from time to time are also sourced from Canada. Both businesses depend on the reliability of the lumber supply chain and are sensitive to varying degrees to wood-based commodity price fluctuations.
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

Human Capital Resources
As of December 31, 2023, we had a total of 171 employees in all our divisions, of which 103 were employed in manufacturing, 20 in operational roles, 27 in general and administrative functions, and 21 in marketing and sales. All of our 171 employees are full-time employees. All positions are in the United States. We also utilize varying amounts of temporary workers as necessary to fulfill customer requirements. We have policies to prevent discrimination based on gender, race, disability, ethnicity, nationality, religion, sexual orientation, gender identity, or gender expression. We take affirmative action to ensure that applicants are employed, and that employees are treated during employment, without regard to their race, color, religion, sex, or national origin. We also take affirmative action to employ and advance veterans in employment. We have not experienced any work stoppages and consider our employee relations to be good.
Recent History of our Business Transformation
On May 4, 2023, we entered into a Stock Purchase and Contribution Agreement (the “Digirad Purchase Agreement”), by and among the Company, Digirad Health Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Digirad Health”), TTG Imaging Solutions, LLC, a Pennsylvania limited liability company (“TTG”), and TTG’s parent, Insignia TTG Parent LLC, a Delaware limited liability company (“TTG Parent”). Pursuant to the Digirad Purchase Agreement, (i) TTG purchased 85% of the issued and outstanding shares of Digirad Health, on the terms and subject to the conditions set forth therein and (ii) the Company contributed to TTG Parent 15% of the issued and outstanding shares of stock of Digirad Health (the “Contributed Shares”) in exchange for New Units (as defined in the Digirad Purchase Agreement) of TTG Parent (the “Transaction”). The total aggregate consideration payable to the Company for the Transaction was $40 million, comprised of $19.7 million ($27 million less payoff of debt to Webster Bank (see Note 8. Debt) and transaction costs) in cash, a $7 million promissory note (see Note 5. Supplemental Balance Sheet Information), and $6 million of New Units in TTG Parent (see Note 5. Supplemental Balance Sheet Information). The Company completed the sale of Digirad Health simultaneously with entering into the Digirad Purchase Agreement. See Note 3. Discontinued Operations for further information.
On October 31, 2023, we purchased certain assets of BLL. Pursuant to this transaction, BLL sold its lumberyard and showroom facility to 791 Rose Drive LLC, a wholly-owned subsidiary of the Company, and certain related assets to Glenbrook, and rebranded the location and business operations to fall under the Glenbrook name, for a combined purchase price of $3.3 million (the “BLL Purchase Price”). The BLL Purchase Price is subject to certain post-closing adjustments including an earn-out provision of up to $0.5 million payable over two years and a hold back to satisfy certain indemnification obligations of Glenbrook under the purchase agreement. As discussed in more detail in Note 16. Mergers and Acquisitions, we recognized a gain upon the acquisition which represents the excess of the fair value of net assets acquired over the purchase price.

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

ITEM 1A.RISK FACTORS
Summary of Risk Factors
The summary below provides a non-exhaustive overview of the risks that, if realized, could materially harm our business, prospects, operating results, and financial condition. This summary is qualified by reference to the full set of risk factors set forth in this Item.

•We have a history of annual net losses attributable to common stockholders which may continue and which may negatively impact our ability to achieve our growth initiatives.
•We rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure of that technology could materially harm our business.
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
•We spend considerable time and money complying with federal and state laws, regulations, and other rules which may fluctuate, and if we are unable to fully comply with such laws, regulations, and other rules, we could face substantial penalties.
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
•Rising inflation and interest rates could negatively impact our revenues, profitability, and borrowing costs. In addition, if our costs increase and we are not able to correspondingly adjust our commercial relationships to account for this increase, our net income would be adversely affected, and the adverse impact may be material.
•Any indebtedness incurred by the Company could restrict our operations and make us more vulnerable to adverse economic conditions.
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
•We expect to be limited in our ability to utilize net operating loss carryforwards to reduce our future tax liability as a result of our January 2022 public offering.

Risks Related to Our Business and Industry
We have a history of annual net losses attributable to common stockholders which may continue and which may negatively impact our ability to achieve our growth initiatives.
Our total stockholders’ equity increased to $65.3 million as of December 31, 2023. For the year ended December 31, 2023, we had revenue of $45.8 million, compared to revenue of $57.1 million for the comparable period in 2022. We had net income attributable to common stockholders of $23.2 million for the year ended December 31, 2023, compared to a net loss attributable to common stockholders of $7.2 million for the comparable 2022 period. There can be no assurance that, even if our revenue increases, our future operations will result in net income attributable to common stockholders. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for our products and services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.
We rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure of that technology could materially harm our business.
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
Part of our business strategy is to acquire businesses that we believe can complement or expand our current business activities, both financially and strategically. With these synergistic benefits in mind, we acquired KBS, EdgeBuilder and Glenbrook in 2019 and BLL in 2023, and will continue to seek strategic acquisitions in line with our business activities. Acquisitions involve many complexities, including, but not limited to, risks associated with the acquired business’ past activities, loss of customers, regulatory changes that are not anticipated, difficulties in integrating personnel and human resource programs, integrating ERP systems and other infrastructures, general underperformance of the business under our control versus the prior owners, unanticipated expenses and liabilities, and the impact on its internal controls of compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002. As a result, the realization of anticipated synergies or benefits from acquisitions may be delayed or substantially reduced, and could potentially result in the impairment of our investment in these businesses.
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
Additionally, during 2022 and into early 2023 the global economy experienced high levels of inflation, rising interest rates, significant fluctuations in currency values, and increasing economic uncertainty, particularly in Europe. While inflation in the United States retreated during the latter part of 2023, our results of operations may continue to be negatively impacted by higher costs of raw materials, labor and freight resulting from inflationary pressures. These factors and global events including the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, a softening economy in Europe, and fluctuating interest rates may also have a negative impact on our results.
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
We have historically experienced seasonality in all of our businesses and downturns based on the changing U.S. economy.
The Construction industry is sensitive to changes in economic conditions and other factors, including, but not limited to, consumer confidence, increases in interest rates, and the cost and availability of financing. Adverse changes in any of these conditions could decrease demand and pricing for new projects in the areas in which we operate or result in customer cancellations of pending contracts, which could result in a decrease in our revenues in particular periods.
We cannot predict with certainty the overall trajectory of the Construction industry or the duration of trends due to changes in conditions that are beyond our control. These conditions include, but are not limited to:

•rising interest rates;
•economic recession or downturn;
•changes in demographics and population migration that impair the demand for new housing;
•labor issues such as shortages and rising costs of labor; and
•tax law changes.
We spend considerable time and money complying with federal and state laws, regulations, and other rules which may fluctuate, and if we are unable to fully comply with such laws, regulations, and other rules, we could face substantial penalties.
Our Construction businesses are subject to various federal, state and local laws and regulations. In recent years, a number of new laws and regulations have been adopted, and there has been expanded enforcement of certain existing laws and regulations by federal, state, and local agencies. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. Changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations governing minimum wage or living wage requirements; the classification of exempt and non-exempt employees; the distinction between employees and contractors; other wage, labor or workplace regulations; healthcare; data protection and cybersecurity; the sale and pricing of some of our products; transportation; logistics; supply chain transparency; taxes; unclaimed property; energy costs and consumption; or environmental matters could increase our costs of doing business or impact our operations.
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
If our past or present operations are found to be in violation of any of the laws, regulations, rules, or policies described above or the other laws or regulations to which we or our customers are subject, we may be subject to civil and criminal penalties, damages, fines, or the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment, or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business, and damage our reputation. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, regulations, rules, and policies, the risks cannot be entirely eliminated. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, and fraud laws may prove costly.
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
Our business is dependent on the continued improvement of our existing products and services and our development of new products and services utilizing our current or other potential future technology. As we introduce new products and services or refine, improve, or upgrade versions of existing products and services, we cannot predict the level of market acceptance or the amount of market share these products and services will achieve, if any. We cannot be certain that we will not experience material delays in the introduction of new products or services in the future.
We generally sell our products and services in industries that are characterized by rapid technological changes, frequent new product introductions, and changing industry standards. If we do not develop new products and services and product enhancements based on technological innovation on a timely basis, our products and services may become obsolete over time and our revenues, cash flow, profitability, and competitive position may suffer. Even if we successfully innovate and develop new products, services and product enhancements, we may incur substantial costs in doing so, and our profitability may suffer.
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
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At December 31, 2023, goodwill and net intangible assets represented $17.0 million, or 22.5% of our total assets, and at December 31, 2022, goodwill and net intangible assets represented $17.8 million, or 24.3% of our total assets. In addition, net property and equipment assets totaled $7.8 million and $5.7 million, or 10.4% and 7.7%, respectively, of our total assets at those dates. If actual results differ from the assumptions and estimates used in our goodwill and long-lived asset valuation calculations, we could incur impairment charges, which could negatively impact our earnings.
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
We recorded no impairment loss during the years ended December 31, 2023 and 2022. See Note 2. Basis of Presentation and Significant Accounting Policies, and Note 7. Goodwill, within the notes to our accompanying consolidated financial statements for further discussion regarding goodwill and long-lived assets.
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
Inflation rates in the U.S. recently increased to a 40-year high before retreating in the latter part of 2023. Increased inflation may result in decreased demand for our products, increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates have had, and could continue to have, a material impact on our borrowing costs. In an inflationary environment, we may be unable to raise the sales prices of our products at or above the rate at which our costs increase, which could reduce our profit margins and have a material adverse effect on our financial results and net income. We also may experience lower than expected sales if there is a decrease in spending on products in our industry in general or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.
Risks Related to Indebtedness
Any indebtedness incurred by the Company could restrict our operations and make us more vulnerable to adverse economic conditions.
Any indebtedness we incur in the future could have important consequences for us and our stockholders. Our indebtedness could:
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
To the extent we incur indebtedness in the future, our ability to make scheduled payments on or to refinance our obligations will depend on our financial and operating performance, which will be affected by economic, financial, competitive, business, and other factors, some of which are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations to service our indebtedness or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness on or before maturity or sell certain of our assets. We cannot assure you that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.
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
There is no assurance that we will be able to maintain compliance with the minimum closing price requirement. In the event that we fail to maintain compliance with Nasdaq listing requirements for 30 consecutive trading days, Nasdaq may send us a notice stating we will be provided a period of 180 days to regain compliance with the minimum bid requirement or else Nasdaq may make a determination to delist our common stock or grant a transfer of our listing to the Nasdaq Capital Market, wherein we would be provided another 180 days to regain compliance. On January 19, 2023 we received a letter stating that we had failed to meet the closing bid price for the last 30 consecutive business days. On June 8, 2023, we received a letter from Nasdaq advising we had regained compliance with the minimum bid price requirement. On February 14, 2024, we received an additional letter from Nasdaq stating that we had failed to meet the closing bid requirement for the last 30 consecutive business days. If our common stock were to be delisted from Nasdaq and was not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline.
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
Unless full cumulative dividends on our preferred stock have been, or contemporaneously are, declared and paid or declared and a sum sufficient for the payment thereof is set apart for payment for all past dividend periods, no dividends (other than a dividend in shares of common stock or other shares of stock ranking junior to the Series A Preferred Stock (as defined herein) as to dividends and upon liquidation) may be declared and paid or declared and set apart for payment on our common stock, nor may any shares of common stock be redeemed, purchased or otherwise acquired for any consideration by us. To the extent dividends are not paid on our preferred stock, cumulative dividends accrue as part of the liquidation value of our preferred stock, which has a liquidation value of $10.00 per share at issuance. Dividends on our preferred stock are payable out of amounts legally available therefor at a rate equal to 10.0% per annum per $10.00 of stated liquidation preference per share, or $1.00 per share of our preferred stock per year. Dividends on our preferred stock are only payable in cash. As of December 31, 2023, there were 1,915,637 shares of our Series A Preferred Stock outstanding.
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
The trading market for our securities will be influenced by the research and reports that industry or securities analysts publish about us or our business. We currently have two securities and industry analysts providing research coverage. In the event that any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our operating results fail to meet the expectations of analysts, the price of our securities would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price or trading volume of our securities to decline.
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

We expect to be limited in our ability to utilize net operating loss carryforwards to reduce our future tax liability as a result of our January 2022 public offering.
Under Section 382 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We expect that the public offering we closed on January 24, 2022 (the “2022 Public Offering”), alone or in conjunction with other changes in our stock ownership that we cannot control, may result in an “ownership change.” We may also experience ownership changes in the future as a result of strategic transactions or partnerships, equity offerings and other shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards and other deferred tax assets to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, similar limitations may apply at the state level and there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
ITEM 1B.UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C.CYBERSECURITY
Risk Management and Strategy
We identify and address cybersecurity threats and risks related to our business using an interdisciplinary approach that includes assessments primarily by our management, IT team and legal department. To defend against, detect and respond to cybersecurity incidents, we employ a multi-layered approach that has been integrated into our overall risk management systems and processes which includes, among other things: conducting proactive privacy and cybersecurity reviews of systems and applications, auditing applicable data policies, conducting employee training, monitoring emerging laws and regulations related to data protection and information security and continuously improving controls and implementing appropriate changes. The cybersecurity-control principles that form the basis of our cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework. Our management performs an annual review of third-party service providers’ SOC reports to verify appropriate controls are in place.
In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our ongoing efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. Please refer to the risk factor titled “We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could materially harm our business.” in “Risk Factors” in Part I, Item 1A of this Form 10-K for more information on the risks posed to us by cybersecurity threats.
Cybersecurity Governance
Cybersecurity is an important part of our risk management processes and is an area of focus for our board of directors and management. Our board of directors, as a whole, has oversight responsibility for our strategic and operational risks, and ensures that appropriate risk mitigation strategies are implemented by management. Our audit committee assists the board of directors with this responsibility by periodically reviewing and discussing our risk assessment and risk management practices, including cybersecurity risks, with members of our management team, which is responsible for the assessment and management of cybersecurity risks.
In addition, we have retained an external consultant to serve as our internal audit function and to support our cybersecurity risk management and governance practices. Our consultant has substantial experience in cybersecurity risk management and information technology, including security, compliance, systems and programming and reports to our audit committee and our board of directors on any appropriate items.
ITEM 2.PROPERTIES
Our principal executive offices are in Old Greenwich, Connecticut, where we lease 2,006 square feet of office space.
In April 2019, our Investments division (through Star Real Estate, “SRE”) acquired three manufacturing facilities in Maine, which it then leased back to KBS in our Construction segment. These included KBS’s 84,800 square foot main production facility in South Paris, Maine and a 92,200 square foot manufacturing facility in Oxford, Maine. We sold our Waterford, Maine production facility in June 2023. See Note 5. Supplementary Balance Sheet Information for further details.

We utilize four additional facilities in our construction businesses, related specifically to EBGL. In October 2021, we extended two existing leases, a 10,800 square foot office/sales/showroom space in Oakdale, Minnesota and a 34,200 square foot production facility in Prescott, Wisconsin. In addition, we entered into a new lease in October 2021 for 22,800 square feet of lumberyard/warehouse space in Hudson, Wisconsin. With the BLL acquisition in late 2023, we acquired a fourth facility, a 22,300 square foot lumberyard/warehouse/showroom space in Big Lake, Minnesota. See Note 16. Mergers and Acquisitions for further information.
We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.
ITEM 3.    LEGAL PROCEEDINGS
See Note 9. Commitments and Contingencies, within the notes to our accompanying consolidated financial statements for a summary of any legal proceedings.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock and preferred stock are traded on the Nasdaq Global Market under the symbols “STRR” and “STRRP”, respectively.
As of March 7, 2024 there were approximately 168 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (2)
October 1, 2023 – October 31, 2023	—	—	—	200,000
November 1, 2023 – November 30, 2023	—	—	—	200,000
December 1, 2023 – December 31, 2023	—	—	—	200,000
Total	—	—	—	200,000
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
(2)As of December 31, 2023, there were no cumulative shares purchased as part of the 2018 Buyback Program and 200,000 shares that may yet be purchased under the 2018 Buyback Program.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholders Matters for information with respect to our compensation plans under which equity securities are authorized for issuance.
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
Overview
Star Equity is a multi-industry diversified holding company with two divisions. Our operating division focuses in the Construction industry. In addition, we have an Investments division.
Our Construction division is currently made up of three operating businesses: KBS, EdgeBuilder, and Glenbrook, with the latter two managed together and referred to jointly as “EBGL”. KBS is based in Maine and manufactures modular buildings, typically in the single and multi-family residential segments, servicing principally the New England market. EBGL is based in the Minneapolis-Saint Paul area and principally serves the Upper Midwest region. Together, the EBGL businesses manufacture and deliver structural wall panels, primarily for multi-family residential buildings, and other engineered wood-based products. We distribute building materials from two lumberyard locations primarily focused on professional builder customers.
Our Investments division currently holds and manages our corporate-owned real estate, including two manufacturing facilities in Maine that are leased to KBS and one manufacturing facility in Minnesota that is leased to Glenbrook. The Investments division also manages internally-funded, concentrated minority investments in a number of public companies. It also holds and manages a $7 million promissory note and a $6 million private equity stake in TTG Parent LLC, the parent entity of TTG Imaging Solutions, LLC. We acquired these interests in May 2023 as a result of the sale of Digirad Health (see Note 3. Discontinued Operations for further information).
Current Market Conditions
The target customers for our Construction division include professional home builders, general contractors, project owners, developers, and design firms. Despite a higher interest rate environment, we are continuing to see significant demand for our products, although there have been some delays in execution as customers finalize project financing. We have benefited from having implemented both price increases and margin protection language in our contracts and this had a significantly positive effect on our profitability in 2023. We noted slower business activity in the second half of 2023 and related lower revenues, but believe this slowdown is temporary. Our sales pipelines continue to indicate strong potential demand for our services, but we can give no assurances as to our ability to compete for these opportunities, or the periods during which successfully negotiated projects will be completed.
Trends and Drivers
The Modular Building Institute has estimated that permanent modular construction increased as a percentage of the construction industry from 2.14% in 2015 to 6.03% as of the end of 2022. In turn, in our Construction division, we continue to see a greater acceptance of offsite or prefab construction in single-family and multi-family residential building projects in our target market. Our modular units and structural wall panels offer builders a number of benefits over traditional onsite or “stick built” construction. These include shorter time to market, higher quality, reduced waste, and potential cost savings, among others. 3D modeling software and developments in engineered wood products offer greater design flexibility for higher-end applications. The need for more affordable housing solutions also presents opportunities for the continued growth of factory built housing.
Risks arising from global economic instability and conflicts, wars, and health crises could impact our business. In addition the inflation caused by such events may impact demand for our products and services and our cost to provide products and services.
Discontinued Operations
As discussed in detail in Note 3. Discontinued Operations, we completed the sale of Digirad Health on May 4, 2023, for total aggregate consideration of $40 million, comprised of $27 million in cash, a $7 million promissory note (“Seller Note”), and $6 million in rollover equity in the parent entity of TTG. We deemed the disposition of Digirad Health, which was our entire Healthcare business unit, to represent a strategic shift that will have a major effect on our operations and financial results. As of the date of the accompanying consolidated financial statements, the results of operations of the Healthcare business unit represent “discontinued operations” in accordance with U.S. Generally Accepted Accounting Practices (“GAAP”) (ASC 205-20-45-1B). Therefore, the assets and liabilities, as well as the earnings, of the discontinued operation are presented separately in the accompanying consolidated financial statements for all periods presented. Unless otherwise noted, discussion within the notes to the consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to continuing operations.
Goodwill Valuation
We review goodwill for impairment on an annual basis during the fourth quarter, and when events or changes in circumstances indicate that a reduction in the carrying value may not be recoverable. We recognize an impairment charge if we determine that the carrying value of the reporting unit exceeds its fair value and such loss should not exceed the total goodwill allocated to the reporting unit. No impairment of goodwill was recorded in 2023.
We also review long-lived assets for impairment when events or changes in circumstances indicate that a reduction in the carrying value may not be recoverable. Certain factors may cause the fair value of a reporting unit to fall below its carrying amount and/or the value of long-lived assets to not be recoverable. This could lead to the measurement and recognition of long-lived asset impairment charges and may cause impairment. These factors include, but are not limited to, significant negative variances between actual and expected financial results, lowered expectations of future financial results, failure to realize anticipated synergies from acquisitions, adverse changes in the business climate, and the loss of key personnel. As of December 31, 2023, we performed qualitative trigger events analyses designed to conclude whether we were able to achieve projected performance levels and determined that it is more likely than not that long-lived assets were not impaired.
See Note 7. Goodwill within the notes to our accompanying consolidated financial statements for further information.
2023 Financial Highlights
2023 Revenues were $45.8 million, representing a decrease of $11.4 million or 19.9% versus 2022 Revenues of $57.1 million. This decrease was driven by lower revenues at both KBS and EBGL related to slower business activity, which we believe is temporary.
2023 Gross profit was $11.9 million, representing a decrease of $0.4 million or 3.6% versus 2022 Gross profit of $12.4 million. This decrease was related to lower 2023 revenues and was mitigated by our ability to sustain pricing, while benefiting from commodity and input price stability.
2023 Operating expenses were $16.3 million, representing an increase of $0.4 million or 2% versus 2022 total Operating expenses of $15.9 million. The increase of $0.4 million was driven by increased legal and outside services expenses related to the sale of Digirad Health and our Investments division-related activities.
2023 Loss from continuing operations, net of income taxes, was $1.9 million which reflects improved results compared to 2022 Loss from continuing operations, net of tax, of $5.8 million. The improved results were primarily driven by increased interest and other income resulting from our strong cash position and gains realized on certain purchases and sales, and the bargain purchase gain we recognized resulting from the October 2023 acquisition of BLL of approximately $1.2 million (see Note 16. Mergers and Acquisitions for further information). These results were partially offset by a decrease in gross profit of $0.5 million from our operating segments and higher overall Operating expenses of $0.4 million.
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

The reconciliation of EBITDA from continuing operations to the most directly comparable GAAP financial measure is provided in the table below:

	Year Ended December 31,
$ in thousands	2023	2022
Net income (loss)	$25,132	$(5,252)
Adjustment for income (loss) from discontinued operations, net of income taxes	27,039	575
Loss from continuing operations	(1,907)	(5,827)
Adjustments to loss from continuing operations
Depreciation and amortization	2,327	2,273
Interest expense, net	(974)	564
Provision for income taxes	(614)	383
Total adjustments from income (loss) from continuing operations to EBITDA	739	3,220
EBITDA from continuing operations	$(1,168)	$(2,607)
Results of Operations
Comparison of Years Ended December 31, 2023 and 2022
The following table sets forth our results from operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,				Change from Prior Year
	2023	% of Revenues	2022	% of Revenues *	Dollars	Percent
Total revenues	$45,785	100.0%	$57,149	100.0%	$(11,364)	(19.9)%
Total cost of revenues	33,859	74.0%	44,779	78.4%	(10,920)	(24.4)%
Gross profit	11,926	26.0%	12,370	21.6%	(444)	(3.6)%
Operating expenses:
Selling, general and administrative	14,538	31.8%	14,195	24.8%	343	2.4%
Amortization of intangible assets	1,734	3.8%	1,719	3.0%	15	0.9%
Total operating expenses	16,272	35.5%	15,914	27.8%	358	2.2%
Net income (loss) from continuing operations	(4,346)	(9.5)%	(3,544)	(6.2)%	(802)	22.6%
Other (expenses) income	852	1.9%	(1,336)	(2.3)%	2,188	(163.8)%
Interest expense, net	973	2.1%	(564)	(1.0)%	1,537	(272.5)%
Total other income (loss)	1,825	4.0%	(1,900)	(3.3)%	3,725	(196.1)%
Income (loss) from continuing operations before income taxes	(2,521)	(5.5)%	(5,444)	(9.5)%	2,923	(53.7)%
Income tax benefit (provision)	614	1.3%	(383)	(0.7)%	997	(260.3)%
Income (loss) from continuing operations, net of income taxes	(1,907)	(4.2)%	(5,827)	(10.2)%	3,920	(67.3)%
Income (loss) from discontinued operations, net of income taxes	27,039	59.1%	575	1.0%	26,464	4,602.4%
Net income (loss)	$25,132	54.9%	$(5,252)	(9.2)%	$30,384	(578.5)%
*Percentage may not add due to rounding
Revenues
Construction
Construction revenue is summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Construction Revenue	$45,785	$57,149	$(11,364)	(19.9)%

Construction revenue decreased 19.9% primarily due to lower revenues at KBS and EBGL on large commercial projects. Slower business activity due to economic headwinds such as higher interest rates was a predominant driver. We believe the effect of this on our revenues is temporary as our backlog and sales pipeline remain strong despite these economic headwinds.
Gross Profit
Construction gross profit is summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022	% Change
Construction gross profit (loss)	$12,154	$12,660	(4.0)%
Construction gross margin	26.5%	22.2%
The decrease in Construction gross profit was due to decreases in revenue at KBS and EBGL for large commercial projects. However, we have significantly increased prices to offset higher input costs and have seen an improvement in our gross margin percentage in 2023.
Investments Gross Loss
Investments gross loss is summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022	% Change
Investments gross profit (loss)	$(228)	$(290)	21.4%
The gross loss relates to depreciation expense associated with the manufacturing facilities owned by the Company. As of December 31, 2023, there was a decrease in total gross loss due to a decrease in depreciation expense. In October 2023, the Company acquired a manufacturing facility as part of the BLL acquisition. In June 2023, we sold one of our manufacturing facilities.
Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Year Ended December 31,				Percent of Revenues
	2023	2022	$ Change	% Change	2023	2022
Selling, general and administrative	$14,538	$14,195	$343	2.4%	31.8%	24.8%
Amortization of intangible assets	1,734	1,719	15	0.9%	3.8%	3.0%
Total operating expenses	$16,272	$15,914	$358	2.2%	35.5%	27.8%
On a consolidated basis, total operating expenses increased by $0.4 million. Sales, general and administrative expenses increased by $0.3 million. This was primarily due to increased legal and outside services expenses related to the sale of Digirad Health and our Investments division-related activities. As a percentage of revenue, Sales, general and administrative expenses increased to 31.8%, versus 24.8% in the prior year period.
Other Income (Expense)
Total other income (expense) is summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022
Other income (expense)	$852	$(1,336)
Interest income (expense), net	973	(564)
Total other income (expense)	$1,825	$(1,900)
Other income (expense) for the years ended December 31, 2023 and 2022 improved principally due to unrealized gains from available for sale securities recorded in our Investments division, the gain on the sale of our Waterford, Maine facility and a bargain purchase gain of $1.2 million we realized as part of the BLL purchase which is discussed in more detail in Note 16. Mergers and Acquisitions.

Interest income (expense), net, for the year ended December 31, 2023 improved substantially compared to 2022 due to our cash position and the Seller Note acquired as a result of the sale of Digirad Health, as well as lower average debt balances in 2023 which resulted in part from the sale of Digirad Health. See Note 5. Supplementary Balance Sheet Information for further information.
Income Tax (Expense) Benefit
Intraperiod allocation rules require us to allocate our provision for income taxes between continuing operations and other categories or comprehensive income (loss) such as discontinued operations. During the twelve months ended December 31, 2023 and 2022, we recorded a tax provision of $614 thousand and $383 thousand, respectively. For the years ended December 31, 2023 and 2022, we recorded a tax expense of $693 thousand and a tax benefit of $209 thousand, respectively, for discontinued operations.
See Note 12. Income Taxes, within the notes to our accompanying consolidated financial statements for further information.
Net income (loss) from Discontinued Operations
As described in Note 3. Discontinued Operations, within the notes to our accompanying consolidated financial statements, the results of our Healthcare reportable segment have been reported as discontinued operations for all periods presented.
Liquidity and Capital Resources
Overview
Cash Flows from Operating Activities
For the year ended December 31, 2023, net cash provided by operating activities, including cash provided by discontinued operations, was $2.7 million, as compared to $3.9 million used in 2022. The improvement in cash flow from operating activities is attributable to higher margins and strong collections at our Construction Division.
Cash Flows from Investing Activities
For the year ended December 31, 2023, net cash provided by investing activities, including cash provided by discontinued operations, was $16.2 million, as compared to net cash used in investing activities of $5.1 million in 2022. 2023 cash provided by investing activities principally consists of cash received from the sale of our Healthcare division after paying down related debt of $19.7 million and proceeds from the sale of property and equipment (primarily our Waterford property) of $1.2 million. This was partially offset by cash paid for the acquisition of BLL of $2.8 million and cash paid for investments of $1.5 million as we continued to expand our investments portfolio. The 2022 investing activities were primarily attributable to purchases of equity securities as we expanded our investments portfolio and net fixed asset purchases.
Cash Flows from Financing Activities
For the year ended December 31, 2023, net cash used in financing activities, including cash provided by discontinued operations, was $3.1 million, as compared to net cash provided by financing activities of $8.9 million in 2022. The 2023 cash flow from financing activities reflected paydowns of all existing debt at the time of the sale of our Healthcare division. The 2022 cash provided by financing activities was principally due to net proceeds of $12.7 million raised through our 2022 Public Offering.
Summary of Cash Flows
The following table shows cash flow information for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$2,698	$(3,857)
Net cash provided by (used in) investing activities	$16,182	$(5,093)
Net cash provided by (used in) financing activities	$(3,072)	$8,941

Sources of Liquidity
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations. As of December 31, 2023, we had $18.3 million of cash and cash equivalents. In connection with the sale of our Healthcare business on May 4, 2023, we paid off the credit facility pursuant to the Webster Loan Agreement (as defined below) using some of the proceeds from that sale. We also paid off and closed all credit facilities with eCapital during the second quarter of 2023. As discussed in Note 8. Debt, we have approximately $2.0 million in debt at our EBGL business at December 31, 2023.

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
On January 24, 2022, we closed the 2022 Public Offering. The 2022 Public Offering was for 9,500,000 shares of common stock (or pre-funded warrants to purchase shares of common stock in lieu thereof) and warrants to purchase up to 9,500,000 shares of common stock (the “common warrants”). Each share of common stock (or pre-funded warrant in lieu thereof) was sold, together with one common warrant to purchase one share of common stock, at a combined price of $1.50 per share and common warrant. Additionally, Company issued to Maxim 237,500 common stock purchase warrants (the “Underwriter’s Warrants”) to purchase up to 237,500 shares of Common Stock at an exercise price of $1.65 per common warrant. Gross proceeds, before deducting underwriting discounts and offering expenses and excluding any proceeds we may receive upon exercise of the common warrants, were $14.3 million and net proceeds were $12.7 million.
As of December 31, 2023, of the warrants issued through the 2020 Public Offering, 1.0 million warrants had been exercised and 1.4 million warrants remained outstanding, which represents 0.7 million shares of common stock equivalents, at an exercise price of $2.25. As of December 31, 2023, of the Warrants issued through the 2022 Public Offering, 0.3 million prefunded warrants had been exercised and 10.9 million warrants remained outstanding at an exercise price of $1.50. The Underwriter’s Warrants have not been exercised.
Credit Facilities
Premier Facility
On August 16, 2023, EdgeBuilder and Glenbrook (the “EBGL Borrowers”) entered into a Revolving Credit Loan Agreement with Premier Bank (“Premier”) providing the EBGL Borrowers with a working capital line of credit of up to $4 million, which agreement was subsequently replaced and increased to $6 million on December 5, 2023 (the “Premier Loan Agreement”). Availability under the Premier Loan Agreement is based on a formula tied to the EBGL Borrowers’ eligible accounts receivable, inventory and equipment. Borrowings under the Premier Loan Agreement bear interest at the prime rate plus 0.75% (and a minimum interest rate of 6.75%), with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement expires on December 5, 2024 but may be extended from time to time at the request of the EBGL Borrowers, subject to approval by Premier. The EBGL Borrowers’ obligations under the Premier Loan Agreement are guaranteed by the Company and secured by all of their inventory, equipment, accounts and other intangibles. As of December 31, 2023, availability under the Premier Loan Agreement was approximately $3 million.
Financial covenants associated with the Premier Loan Agreement require that the EBGL Borrowers maintain (a) a debt service coverage ratio for any calendar year of less than 1.25; (b) a debt-to-equity ratio at the end of each calendar year in excess of 1.65; (c) a fixed charge coverage ratio at the end of each calendar year of less than 1.10; (d) working capital of at least $2 million; and (e) a current ratio of at least 1.50. As of December 31, 2023, the EBGL Borrowers were not in compliance with the Premier Loan Agreement covenants. The EBGL Borrowers have obtained a waiver from Premier for the annual covenant breach.
Webster Credit Facility

On March 29, 2019, the Company entered into a Loan and Security Agreement (the “Webster Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers; the Company, as guarantor; and Sterling National Bank (“Sterling”). On February 1, 2022, Sterling became part of Webster Bank, N.A. (“Webster”), and Webster became the successor in interest to the Webster Loan Agreement. The Webster Loan Agreement was also subject to a limited guarantee by Mr. Eberwein, the Executive Chairman of our board of directors.
The Webster Loan Agreement was a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for revolving loans (the “Webster Credit Facility”). In connection with the sale of our Healthcare business on May 4, 2023, we paid all amounts due and closed the Webster Credit Facility.
eCapital Credit Facilities
The EBGL Borrowers were parties to a Loan and Security Agreement with eCapital Asset Based Lending Corp. (“eCapital”), providing for a $4.0 million credit facility with a maturity date of June 2023 and an auto-renewal of one year thereafter. KBS was a party to a Loan and Security Agreement with eCapital, providing up to $4.0 million in working capital which was scheduled to mature in June 2023 and renew automatically for a period of one year moving forward. During the second quarter of 2023, we closed these two credit facilities and have no remaining debt balance with eCapital.
eCapital Term Loan
We and certain of our Investments subsidiaries were party to a Loan and Security Agreement with eCapital, as successor in interest to Gerber Finance, Inc. (as amended, the “Star Loan Agreement”), which provided for a credit facility with borrowing availability of up to $2.5 million, bearing interest at the prime rate plus 3.5% per annum, and maturing on January 31, 2025, unless terminated in accordance with the terms therein. During the second quarter of 2023, we paid in full all amounts related to the Star Loan Agreement and have no remaining debt balance with eCapital.
Off-Balance Sheet Arrangements
As of December 31, 2023, there were no off balance sheet arrangements.
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations are based upon our accompanying consolidated financial statements, which are prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, business combination accounting, goodwill valuation and income taxes. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.
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
Revenue recognition is evaluated on a contract basis. Performance obligations are satisfied over time as work progresses or at a point in time. From time-to-time we enter into contracts within our construction sector that produce assets with no alternative use and contain an enforceable right to payment, including a reasonable profit margin. Determining if an enforceable right to payment includes a reasonable profit margin requires judgment and is assessed on a contract by contract basis. For contracts requiring over time revenue recognition, the selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We use a cost-based input measurement of progress because it best depicts the transfer of assets to the customer, which occurs as costs are incurred during the manufacturing process or as services are rendered. Under the cost-based measure of progress, the extent of progress towards completion is measured based on the costs incurred to date. We had no contracts in place as of December 31, 2023 or December 31, 2022 that require recognition over time.
Business Combination Accounting

The Company accounts for business combinations using the acquisition method of accounting, and records the identifiable assets and liabilities of the acquired business at their acquisition date fair values under ASC 805, Business Combinations. The excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill, and, conversely, any excess of the estimated fair values of the net assets acquired over the purchase price is recorded as a bargain purchase gain. Any changes in the estimated acquisition date fair values of the net assets recorded prior to the finalization of a more detailed analysis, but not to exceed one year from the date of acquisition, could change the amount of the purchase price allocated to goodwill or bargain purchase gain. Amounts allocated to goodwill would be recorded in the Consolidated Balance Sheets and bargain purchase gains would be recorded on the Consolidated Statement of Operations. Any subsequent changes to any purchase price allocations that are material to the Company’s Consolidated Financial Statements will be adjusted retrospectively. All acquisition related costs are expensed as incurred.
The results of operations of the acquired companies are recorded in the Consolidated Statements of Operations from the date of acquisition. The application of business combination principles, including the determination of the fair value of the net assets acquired, requires the use of significant estimates and assumptions.
Goodwill Valuation
We review goodwill for impairment on an annual basis during the fourth quarter, and when events or changes in circumstances indicate that a reporting unit’s carrying value may be impaired. We initially assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Upon review of the results of such assessment, we may begin performing impairment analysis by quantitatively comparing the fair value of the reporting unit to the carrying value of the reporting unit, including goodwill. An impairment charge for goodwill is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value and such loss should not exceed the total goodwill allocated to the reporting unit.
There are numerous factors that may cause the fair value of a reporting unit to fall below its carrying amount and/or that may cause the value of long-lived assets to not be recoverable, which could lead to the measurement and recognition of goodwill and/or long-lived asset impairment charges. These factors include, but are not limited to, significant negative variances between actual and expected financial results, lowered expectations of future financial results, failure to realize anticipated synergies from acquisitions, adverse changes in the business climate, and the loss of key personnel. As of December 31, 2023, we performed a qualitative assessment and did not identify any triggering events that would lead to the performance of a quantitative analysis. See Note 7. Goodwill, within the notes to our accompanying consolidated financial statements, for further information.
Income Taxes
We provide for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements. We provide a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before we are able to realize their benefit. We calculate the valuation allowance in accordance with the authoritative guidance relating to income taxes, which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets. Significant judgment is required in determining any valuation allowance against deferred tax assets.
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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Debt obligations under the Premier Loan Agreement are subject to variable rates of interest based on the U.S. Prime Rate. A 100 basis point increase in the underlying interest rate would result in an additional annual interest expense of approximately $20 thousand, assuming related line of credit of $2 million, which is the amount of outstanding borrowings at December 31, 2023.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STAR EQUITY HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Star Equity Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Star Equity Holdings, Inc. (the “Company”) as of December 31, 2023 and 2022, the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows, for the years then ended, and the related notes to the Consolidated Financial Statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Business Combination Accounting

As discussed in Note 16 to the financial statements, the Company completed an acquisition of Big Lake Lumber Inc. during 2023. The Company accounted for this acquisition as a business combination, which resulted in the recognition of a bargain purchase gain.

Auditing the accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair values of identified assets, including the customer relationship intangible asset of $900 thousand and the fair value of contingent consideration of $169 thousand.

The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about future performance of the acquired business and due to the limited historical data on which to base these assumptions. The significant assumptions used to form the basis of the forecasted results included forecasted revenues and expenditures and customer attrition rates. These significant assumptions were forward-looking and could be affected by future economic and market conditions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others (i) obtaining an understanding of management’s process for accounting for the transaction; (ii) evaluating the qualifications of the third-party expert engaged by management; (iii) testing management’s, and the third-party expert’s, process for developing the valuation models; and (iv) evaluating the significant assumptions used in developing the valuation models. In evaluating management’s assumptions used in the development of the valuation models we considered (i) whether these assumptions were consistent with evidence obtained in other areas of the audit and (ii) the sensitivity to change of the assumptions used.
We have served as the Company’s auditor since 2022.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 22, 2024

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2023	2022
Revenues:
Construction	$45,785	$57,149
Investments	—	—
Total revenues	45,785	57,149

Cost of revenues:
Construction	33,631	44,489
Investments	228	290
Total cost of revenues	33,859	44,779

Gross profit	11,926	12,370

Operating expenses:
Selling, general and administrative	14,538	14,195
Amortization of intangible assets	1,734	1,719
Total operating expenses	16,272	15,914

Net income (loss) from continuing operations	(4,346)	(3,544)

Other income (expense):
Other income (expense), net	852	(1,336)
Interest income (expense), net	973	(564)
Total other income (expense), net	1,825	(1,900)

Income (loss) from continuing operations before income taxes	(2,521)	(5,444)
Income tax benefit (provision)	614	(383)
Income (loss) from continuing operations, net of tax	(1,907)	(5,827)
Income (loss) from discontinued operations, net of tax	27,039	575
Net income (loss)	25,132	(5,252)
Dividend on Series A perpetual preferred stock	(1,916)	(1,916)
Net income (loss) attributable to common stockholders	$23,216	$(7,168)

Net income (loss) per share
Net income (loss) per share, continuing operations
Basic*	$(0.12)	$(0.40)
Diluted	$(0.12)	$(0.39)
Net income (loss) per share, discontinued operations
Basic*	$1.73	$0.04
Diluted	$1.71	$0.04
Net income (loss) per share
Basic*	$1.61	$(0.36)
Diluted*	$1.59	$(0.35)
Net income (loss) per share, attributable to common shareholders
Basic*	$1.48	$(0.49)
Diluted*	$1.47	$(0.48)
Weighted-average common shares outstanding
Basic*	15,638	14,751
Diluted*	15,775	14,829

Dividends declared per share of Series A perpetual preferred stock	$1.00	$1.00
*Earnings per share may not add due to rounding
See accompanying notes to consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	December 31,
	2023	2022
Assets:
Current assets:
Cash and cash equivalents	$18,326	$4,377
Restricted cash	620	142
Investments in equity securities	4,838	3,490
Lumber derivative contracts	19	—
Accounts receivable, net of allowances of $191 and $270, respectively	6,004	7,975
Note receivable, current portion	399	73
Inventories, net	3,420	4,678
Other current assets	1,180	682
Current assets – discontinued operations	—	17,851
Total current assets	34,806	39,268
Property and equipment, net	7,828	5,665
Operating lease right-of-use assets, net	1,470	1,856
Intangible assets, net	12,518	13,352
Goodwill	4,438	4,438
Deferred tax assets	—	—
Cost method investment	6,000	—
Notes receivable	8,427	1,285
Other assets	9	—
Non-current assets – discontinued operations	—	7,438
Total assets	$75,496	$73,302

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,571	$1,447
Accrued liabilities	1,506	462
Accrued compensation	1,772	1,838
Accrued warranty	44	38
Lumber derivative contracts	—	104
Deferred revenue	1,377	1,673
Short-term debt	2,019	3,383
Operating lease liabilities	403	372
Finance lease liabilities	42	82
Current liabilities - discontinued operations	—	18,146
Total current liabilities	8,734	27,545
Deferred tax liabilities	318	470
Operating lease liabilities, net of current portion	1,102	1,510
Finance lease liabilities, net of current portion	43	96
Non-current liabilities - discontinued operations	—	1,926
Total liabilities	10,197	31,547

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized: Series A Preferred Stock, 8,000,000 shares authorized, liquidation preference (10.00 per share), 1,915,637 shares issued and outstanding at 2023 and 2022. (Liquidation preference: $18,988,390 as of December 31, 2023 and 2022.)	18,988	18,988

Preferred stock, $0.0001 par value: 25,000 shares authorized; Series C Preferred stock, no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 50,000,000 and 50,000,000 shares authorized; 15,826,217 and 15,177,919 shares issued and outstanding (net of treasury shares) at December 31, 2023 and 2022, respectively	2	1
Treasury stock, at cost; 258,849 shares at December 31, 2023 and 2022, respectively	(5,728)	(5,728)
Additional paid-in capital	160,126	161,715
Accumulated deficit	(108,089)	(133,221)
Total stockholders’ equity	65,299	41,755
Total liabilities and stockholders’ equity	$75,496	$73,302
See accompanying notes to consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2023	2022
Operating activities
Net income (loss)	$25,132	$(5,252)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation of property and equipment	925	1,815
Amortization of intangible assets	1,734	1,720
Non-cash lease expense	670	1,218
Provision for bad debt, net	162	557
Stock-based compensation	340	438
Non-cash interest expense	45	135
Gain on disposal of discontinued operations	(26,680)	—
Bargain purchase gain on acquisition	(1,170)	—
(Gain) Loss on sale of assets	(503)	(398)
Deferred income taxes	(613)	103
Unrealized (gain) loss on equity securities and lumber derivatives	(208)	1,661
Changes in operating assets and liabilities:
Accounts receivable	3,737	(2,659)
Inventories	1,015	(2,102)
Other assets	43	(506)
Accounts payable	1,118	(844)
Accrued compensation	(646)	651
Deferred revenue and billings in excess of costs and estimated profit	(567)	614
Operating lease liabilities	(490)	(1,197)
Other liabilities	(1,346)	189
Net cash provided (used) by operating activities	2,698	(3,857)

Investing activities
Purchases of property and equipment	(698)	(1,189)
Proceeds from sale of discontinued operations	19,681	—
Proceeds from sale of property and equipment	1,233	432
Purchases of equity securities	(1,517)	(4,363)
Proceeds from sales of equity securities	253	27
Cash paid for business acquisition	(2,770)	—
Net cash provided (used) by investing activities	16,182	(5,093)

Financing activities
Proceeds from borrowings	41,153	105,869
Repayment of debt	(42,105)	(107,155)
Proceeds from exercise of warrants	4	—
Fees paid on issuance of common stock	—	(450)
Proceeds from the sale of common stock, warrants, and exercise of over allotment options	1	13,198
Taxes paid related to net share settlement of equity awards	(16)	(5)
Repayment of obligations under finance leases	(193)	(600)
Preferred stock dividends paid	(1,916)	(1,916)
Net cash provided (used) by financing activities	(3,072)	8,941
Net change in cash, cash equivalents, and restricted cash including cash classified within current assets-discontinued operations	15,808	(9)
Less: Net (decrease) increase in cash classified within current assets-discontinued operations	1,381	(600)
Net change in cash, cash equivalents, and restricted cash	14,427	591
Cash, cash equivalents, and restricted cash at beginning of year	4,519	3,928
Cash, cash equivalents, and restricted cash at end of year	$18,946	$4,519

Reconciliation of cash, cash equivalents, and restricted cash at end of year

Cash and cash equivalents	$18,326	$4,377
Restricted cash	620	142
Cash, cash equivalents, and restricted cash at end of period	$18,946	$4,519

Supplemental Information
Cash paid during the year for interest	$261	$689
Cash paid during the year for income taxes	$651	$432

Non-Cash Investing Activities
Noncash note receivable	7,000	487
Noncash investment in private company	6,000	—

Non-Cash Financing Activities
Noncash property, plant, and equipment obtained in exchange for finance lease liabilities	—	90
Noncash right-of-use assets obtained in exchange for operating lease liabilities	—	1,492
See accompanying notes to consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Perpetual Redeemable Preferred Stock		Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,916	$18,988	—	$—	5,805	$—	$(5,728)	$150,451	$(127,969)	$16,754
Stock-based compensation	—	—	—	—	—	—	—	438	—	438
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—		—	198	—	—	(5)	—	(5)
Equity issuance costs	—	—	—	—	—	—	—	(450)	—	(450)
Dividends to holders of preferred stock ($0.25 per share)	—	479	—	—	—	—	—	(1,916)	—	(1,916)
Preferred stock dividends paid	—	(479)	—	—	—	—	—	—	—	—
Proceeds from the sale of common stock, warrants, and exercise of over allotment options	—	—	—	—	9,175	1	—	13,197	—	13,198
Reclassification of preferred stock to permanent equity (See Note 2)	(1,916)	(18,988)	1,916	18,988	—	—	—	—	—	18,988
Net income (loss)	—	—	—	—	—	—	—	—	(5,252)	(5,252)
Balance at December 31, 2022	—	$—	1,916	$18,988	15,178	$1	(5,728)	$161,715	$(133,221)	$41,755
Stock-based compensation	—	—	—	—	—	—	—	340	—	340
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	—	—	323	0.5	—	(16)	—	(16)
Dividends to holders of preferred stock ($0.25 per share)	—	—	—	—	—	—	—	(1,916)	—	(1,916)
Proceeds from the sale of common stock, warrants, and exercise of over allotment options	—	—	—	—	325	0.5	—	3	—	4
Net income (loss)	—	—	—	—	—	—	—	—	25,132	25,132
Balance at December 31, 2023	—	$—	1,916	$18,988	15,826	$2	$(5,728)	$160,126	$(108,089)	$65,299

See accompanying notes to consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company
Star Equity Holdings, Inc. (“Star Equity”, or the “Company”) is a diversified holding company with two divisions: Construction and Investments. We previously had a Healthcare division which was sold on May 4, 2023, as further described in Note 3. Discontinued Operations. Unless the context requires otherwise, in this report the terms “we,” “us,” and, “our” refer to Star Equity and our wholly owned subsidiaries.
Construction
Construction manufactures modular housing units for commercial and residential applications. Construction operates in two businesses: (i) modular building manufacturing and (ii) structural wall panel and wood foundation manufacturing, including building supply retail operations. The modular building manufacturing business services the northeast United States and is operated by KBS Builders, Inc. (“KBS”) in Maine. The structural wall panel and wood foundation manufacturing business is operated by EdgeBuilder, Inc. (“EdgeBuilder”), and the retail building supplies are sold through Glenbrook Building Supply, Inc. (“Glenbrook” and together with EdgeBuilder, “EBGL”). EBGL is based in and services the Greater Minneapolis metropolitan area. KBS, EdgeBuilder and Glenbrook are wholly owned subsidiaries of Star Equity and are referred to collectively herein, and together with ATRM Holdings, Inc. (“ATRM”), as the “Construction Subsidiaries.”
EBGL expanded its market share of the Greater Minneapolis area via the acquisition of all of the assets of Big Lake Lumber Inc. (“BLL”) in October 2023. BLL’s operations were integrated into and became part of Glenbrook’s operations. See Note 16. Mergers and Acquisitions for further information.
Investments
Investments generates intercompany revenue from the lease of commercial properties and equipment through Star Real Estate Holdings. Our Investments division is an internally-focused unit. This entity was established to hold our corporate-owned real estate, which currently includes our manufacturing facilities that are leased to KBS and EBGL, as well as any minority investments we make in public and private companies. Star Equity Fund GP, LLC (“Star Equity Fund”), Star Investment Management, LLC (“Star Investment”), Star Equity Investment Holdings Inc. (“SEI”), Star Real Estate Holdings USA, Inc. (“SRE”), and the subsidiaries of SRE that are included in this division are referred to collectively herein as the “Investments Subsidiaries.”
Note 2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The consolidated financial statements are prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America and include our wholly owned subsidiaries financial statements. All intercompany accounts and transactions have been eliminated. The divestiture of our former Healthcare division is separately presented as discontinued operations in the Consolidated Statement of Operations for the years ended December 31, 2023 and December 31, 2022. Refer to Note 3. Discontinued Operations for additional information.
Mezzanine Equity
Pursuant to the Certificate of Designations, Rights and Preferences of 10% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”) of Star Equity (the “Certificate of Designations”), upon a Change of Control Triggering Event, as defined in the Certificate of Designations, holders of the Series A Preferred Stock had the ability to require the Company to redeem the Series A Preferred Stock at a price of $10.00 per share, plus any accumulated and unpaid dividends. As this redemption feature of the shares was not solely within the control of the Company, the Series A Preferred Stock did not qualify as permanent equity and was classified as mezzanine or temporary equity.
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

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Practices (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Significant estimates and judgments include those related to revenue recognition, goodwill valuation, business combination accounting, and income taxes. Actual results could materially differ from those estimates.
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 and, specific to our discontinued Healthcare Operations, Topic 842, as further explained below.
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

Billings in excess of costs and estimated profit. We recognize billings in excess of costs and estimated profit on uncompleted contracts within current liabilities. Such amounts relate to fixed-price contracts recognized over time, and represents payments in advance of performing the related contract work. Billings in excess of costs and estimated profit on uncompleted contracts are not considered to be a significant financing component because they are generally used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reduced when the associated revenue from the contract is recognized, which is generally within one year. There is no liability associated with billings in excess of costs at December 31, 2023 or December 31, 2022.
Healthcare Revenue Recognition. We generated Healthcare service revenue and product and product-related sales revenue primarily from providing diagnostic services to our customers and from the sale of gamma cameras, accessories, and radiopharmaceuticals doses. Service revenues within our former Healthcare reportable segment, which is now recorded as part of discontinued operations, and, in 2023 covers the period through the date of sale of our Healthcare division as discussed in Note 2. Discontinued Operations, was derived from providing our customers with contract diagnostic services, which included use of our imaging systems, qualified personnel, radiopharmaceuticals, licensing, logistics and related items required to perform testing in their own offices. We billed customers either on a per-scan or fixed-payment methodology, depending upon the contract negotiated with the customer. We also rented cameras to customers for use in their healthcare operations. Rental revenues were structured as either a weekly or monthly payment arrangement, and were recognized in the month that rental assets were provided. Revenue related to provision of our services was recognized at the time services were performed. Revenue from product and product-related sales, which is recorded as part of discontinued operations, was derived primarily from the sale of gamma cameras, accessories, and radiopharmaceuticals doses.
Contract Costs. We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs mainly include the internal sales commissions; under the terms of these programs these are generally earned and the costs are recognized at the time the revenue is recognized. As of December 31, 2023 and 2022, there were no contract costs recognized.
Deferred Revenue. Deferred revenue represents customer deposits and advanced payments for contracts that are subject to point-in-time recognition. We have determined our contracts do not include a significant financing component.
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
We elected to not separate lease and non-lease components of our operating leases. Additionally, the Company elected not to recognize ROU assets and leases liabilities that arise from short-term leases of twelve months or less.
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
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. We limit our exposure to credit loss by generally placing cash in high credit quality financial institutions. Cash balances are maintained primarily at major financial institutions in the United States and a portion of which exceed the regulatory limit of $250,000 insured by the Federal Deposit Insurance Corporation (“FDIC”). We have not experienced any credit losses associated with our cash balances. Additionally, we have established guidelines regarding diversification of our investments and their maturities, which are designed to maintain principal and maximize liquidity. As of December 31, 2023, we have $1.0 million of cash in excess of FDIC insured limits.
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
Equity Securities
As of December 31, 2023 and 2022, securities consist of investments in equity securities that are publicly traded. Investments that are strategic in nature, with the intent to hold the investment over a several year period, are classified as other assets (non-current). These equity securities are measured at fair value and changes in fair value are recognized in net income. During the year ended December 31, 2023, we recognized gains related to changes in fair value of $0.2 million in the Consolidated Statements of Operations. During the year ended December 31, 2022, we recorded losses related to changes in fair value of $1.7 million.

Cost Method Investment
As a part of the sale of Digirad Health, described further in Note 3. Discontinued Operations, we received common equity of TTG Parent. We have elected the measurement alternative under ASC 321. The measurement alternative election allows for equity securities that do not have readily determinable fair values to be recorded at cost, with adjustments for impairment and certain observable price changes reflected in earnings. Such securities are adjusted to fair value when an observable price change occurs or impairment is identified.
Allowance for Doubtful Accounts
Accounts receivable consist principally of trade receivables from customers. These are recorded at the invoiced amount and are generally unsecured and due within 30 days. Trade receivables do not bear interest. We adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”), as amended, which replaces the incurred loss methodology with an expected loss methodology . This methodology includes information about past events, current economic conditions and reasonable and supportable forecasts that impact the collectibility of the reported amounts of the receivables over their lifetime. Within the CECL guidelines, we utilize a “probability of default” methodology to determine expected credit losses under the CECL model. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. Our “probability of default” methodology principally entails evaluating the collectability of our trade receivables and providing reserves for doubtful accounts based on our historical experience rate, known collectability issues and disputes, and our bad debt write-off history. The impact of adopting CECL did not have a material impact on our financial statements.
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
The following table summarizes the allowance for doubtful accounts from continuing operations as of and for the years ended December 31, 2023 and 2022 (in thousands):

Allowance for Doubtful Accounts(1)
Balance at December 31, 2021	$(477)
Provision adjustment	(432)
Write-offs and recoveries, net	639
Balance at December 31, 2022	(270)
Provision adjustment	(145)
Write-offs and recoveries, net	224
Balance at December 31, 2023	$(191)
(1)The provision was charged against general and administrative expenses.
Inventory
Inventories are valued using first-in, first-out or the weighted-average inventory method; stated at the lower of cost or net realizable value. Finished goods and work-in-process inventory values include the cost of raw materials, labor and manufacturing overhead. Inventory, when written down to net realizable value, establishes a new cost basis and its value is not subsequently increased based upon changes in underlying facts and circumstances. We also make adjustments to reduce the carrying amount of inventories for estimated excess or obsolete inventories. Factors influencing these adjustments include inventories on-hand compared with historical and estimated future sales and usage for existing and new products and assumptions about the likelihood of obsolescence.

Long-Lived Assets including Finite Lived Purchased Intangible Assets
Long-lived assets consist of property and equipment and finite lived intangible assets. We generally record property and equipment at cost. We record property and equipment and intangible assets acquired in business combinations based on their fair values at the date of acquisition. We calculate depreciation on property and equipment using the straight-line method over the estimated useful life of the assets, which range from 5 to 20 years for buildings and improvements, 3 to 13 years for machinery and equipment, 1 to 10 years for computer hardware and software, and the lesser of the estimated useful life or remaining lease term for leasehold improvements. Charges related to amortization of assets recorded under finance leases are included within depreciation expense. We calculate amortization on intangible assets using either the accelerated or the straight-line method over the estimated useful life of the assets, based on when we expect to receive cash inflows generated by the intangible assets. Estimated useful lives for intangibles range from 1 to 15 years.
Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. No impairment was recorded on long-lived assets to be held and used during the years ended December 31, 2023 and 2022.
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
Goodwill has historically been derived from the acquisition of ATRM in 2019. See Note 7. Goodwill, for further information.
Business Combinations
In accordance with ASC 805, Business Combinations, the Company allocates the purchase consideration to the identifiable assets acquired and liabilities assumed in business combinations based on their fair values as of the respective acquisition date. The excess of the purchase consideration over the amounts assigned to the identifiable assets and liabilities is recognized as goodwill, or if the fair value of the net assets acquired exceeds the purchase consideration, a bargain purchase gain is recorded within the Consolidated Statement of Operations. Factors giving rise to goodwill generally include operational synergies that are anticipated as a result of the business combination and growth expected to result in economic benefits from access to new customers and markets. The fair values of identifiable intangible assets acquired in business combinations are generally determined using an income approach, requiring financial forecasts and estimates as well as market participant assumptions.
In connection with the acquisition of BLL during the fiscal year ended December 31, 2023, the Company recorded an initial bargain purchase gain of $1.2 million that was recorded as a component of other income on the Consolidated Statement of Operations. The bargain purchase gain amount represents the excess of the estimated fair value of the net assets and intangibles acquired over the estimated fair value of the consideration transferred. In accordance with ASC 805, we have estimated the fair value of the net assets acquired as of the acquisition date.
The incremental financial results of the BLL acquisition are included in the Company’s consolidated financial results from the respective acquisition date. See Note 16. Mergers and Acquisitions for further information.
Restricted Cash
We maintain certain cash amounts restricted as to withdrawal or use. As of December 31, 2023 and 2022, restricted cash was $0.6 million and $0.1 million comprised of cash held for letters of credit for our real estate leases and certain minimum balance requirements on our banking arrangements.
Debt Issuance Costs
We incur debt issuance costs in connection with debt financings. Debt issuance costs for line of credit are presented in other assets and are amortized over the term of the revolving debt agreements using the straight-line method. Debt issuance costs for term debt are netted against the debt and are amortized over the term of the loan using the effective interest method. Amortization of debt issuance costs are included in interest expense. As of December 31, 2022, we had $0.1 million of unamortized debt issuance costs. As of December 31, 2023 we have no unamortized debt issuance costs.

Shipping and Handling Fees and Costs
We record all shipping and handling costs billed to customers as revenue earned for the goods provided. Shipping and handling costs related to continuing operations are included in cost of revenues and totaled $1.1 million and $1.0 million for the years ended December 31, 2023 and 2022.
Share-Based Compensation
We account for share-based awards exchanged for employee and board services in accordance with the authoritative guidance for share-based compensation. Under this guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of forfeitures, over the requisite service period.
Warranties
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
Advertising Costs
Advertising costs are expensed as incurred. Total advertising costs related to continuing operations for the years ended December 31, 2023 and 2022 were $85 thousand and $38 thousand, respectively.
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
The following weighted-average outstanding common stock equivalents were not included in the calculation of diluted net income (loss) per share because their effect was antidilutive (in thousands):

	Year Ended December 31,
	2023	2022
Stock options	2	4
Stock warrants	11,865	11,100
Restricted stock units	65	119
Total	11,932	11,223
As of December 31, 2023, there were 1,370,460 warrants exercised and 12,567,040 warrants outstanding, which represents 11,864,770 shares of common stock equivalents, remained outstanding. See Note 18. Equity Transactions, for further information about warrants outstanding.
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

We record uncertain tax positions on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. We recognize interest and penalties related to unrecognized tax benefits within income tax expense, and any accrued interest and penalties would be included within the related tax liability. No such costs were recorded for the years ended December 31, 2023 and December 31, 2022.
Reclassifications
Certain items in the prior year financial statements were reclassified to conform with the current year presentation. These reclassifications primarily relate to reporting our Healthcare division as a discontinued operation and inventory.
New Accounting Standards Recently Adopted and To Be Adopted
No recently issued and adopted accounting standards had a significant impact on our consolidated financial statements.
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of detailed information related to significant expenses of the entity’s reportable segments which is regularly provided to the chief operating decision maker. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 requires retrospective application in the period of initial application. We will apply ASU 2023-07 for annual periods beginning on January 1, 2024, and for interim periods beginning on January 1, 2025. ASU 2023-07 affects financial statement disclosure only, and its adoption will not affect our results of operations or financial position.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires, among other things, greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We will apply ASU 2023-09 on January 1, 2025. ASU 2023-09 affects financial statement disclosure only and its adoption will not affect our results of operations or financial position.
Note 3. Discontinued Operations
On May 4, 2023, we entered into a Stock Purchase and Contribution Agreement (the “Digirad Purchase Agreement”), by and among the Company, Digirad Health Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Digirad Health”), TTG Imaging Solutions, LLC, a Pennsylvania limited liability company (“TTG”), and TTG’s parent, Insignia TTG Parent LLC, a Delaware limited liability company (“TTG Parent”). Pursuant to the Digirad Purchase Agreement, (i) TTG purchased 85% of the issued and outstanding shares of Digirad Health, on the terms and subject to the conditions set forth therein and (ii) the Company contributed to TTG Parent 15% of the issued and outstanding shares of stock of Digirad Health (the “Contributed Shares”) in exchange for New Units (as defined in the Digirad Purchase Agreement) of TTG Parent (the “Transaction”). The total aggregate consideration payable to the Company for the Transaction was $40 million, comprised of $19.7 million ($27 million less payoff of debt to Webster Bank (see Note 8. Debt) and transaction costs) in cash, a $7 million promissory note (see Note 5. Supplemental Balance Sheet Information), and $6 million of New Units in TTG Parent (see Note 5. Supplemental Balance Sheet Information). The Company completed the sale of Digirad Health simultaneously with entering into the Digirad Purchase Agreement.
We deemed the disposition of Digirad Health, which operated our Healthcare business unit, to represent a strategic shift that will have a major effect on our operations and financial results. As of the date of these financial statements, the results of operations of the Healthcare business unit represent “discontinued operations” in accordance with GAAP (ASC 205-20-45-1B). As such, the assets and liabilities, as well as the earnings, of the discontinued operation are presented separately in the consolidated financial statements for all periods presented. Unless otherwise noted, discussion within the notes to the consolidated financial statements relates to continuing operations.
Our variable interest entity (“VIE”), for which we are not the primary beneficiary, was disposed of as part of the sale of our Healthcare division. This VIE was in a small private company that is primarily involved in research related to new heart imaging technologies.

The following table presents financial results of our Healthcare division for the twelve months ended December 31, 2023 and 2022 (in thousands). Note that we owned this division through May 4, 2023 and that the results for the twelve months ended December 31, 2023 reflect that period only:

	Twelve Months Ended December 31,
	2023	2022
Total revenues	$17,962	$55,002
Total cost of revenues	12,408	41,493
Gross profit	5,554	13,509

Operating expenses:
Selling, general and administrative	3,314	13,068
Amortization of intangible assets	—	1
(Gain) loss on disposal of discontinued operations	(26,680)	—
Total operating expenses	(23,366)	13,069

Income (loss) from discontinued operations	28,920	440

Other (expense) income, net	(1,015)	338
Interest expense, net	(173)	(411)
Income (loss) from discontinued operations before income taxes	27,732	367
Income tax benefit (provision)	(693)	208
Income (loss) from discontinued operations	$27,039	$575
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
$25,289
The carrying amounts of the major classes of liabilities reported as “Liabilities - discontinued operations” consist of the following as of December 31, 2022 (in thousands):

December 31, 2022
Accounts payable	$1,983
Other liabilities	1,867
Accrued compensation	253
Accrued liabilities	2,675
Deferred revenue	1,703
Short-term debt and current portion of long-term debt	8,299
Operating lease liabilities	1,056
Finance lease liabilities, current portion	314
Operating lease liabilities, net of current portion	1,631
Finance lease liabilities, net of current portion	291
Short-term debt and current portion of long-term debt	$20,072

The following table presents the significant operating, investing and financing activities from discontinued operations for the twelve months ended December 31, 2023 and 2022 (in thousands):

	Twelve Months Ended December 31,
	2023	2022
Operating activities
Net income (loss) from discontinued operations	27,039	575
Depreciation	332	1,270
Amortization of intangible assets	—	1
Non-cash lease expense	273	852
Write-off of borrowing costs	16	40
(Gain) loss on disposal of discontinued operations	(26,680)	—
Share-based compensation	1	6
(Gain )Loss on disposal of assets	135	(415)
Provision for bad debt	17	124
Deferred income taxes	295	(317)
Accounts receivable	1,333	(1,632)
Inventory	(681)	(809)
Other assets	654	448
Accounts payable	994	882
Accrued compensation	(580)	(673)
Deferred revenue	(101)	187
Operating lease liabilities	(283)	(845)
Other liabilities	(1,730)	(334)
Net cash provided by (used in) operating activities	1,034	(640)
Net cash provided by (used in) investing activities	—	(743)
Net cash provided by (used in) financing activities	347	783
Net increase (decrease) in cash and cash equivalents and restricted cash	$1,381	$(600)
Non-Cash Investing Activities
Lease assets obtained in exchange for new finance lease liabilities	$—	$90
Lease assets obtained in exchange for new operating lease liabilities	$—	$1,492
Following is the reconciliation of purchase price to the gain recognized in income from discontinued operations for the twelve months ended December 31, 2023 (in thousands), prior to any proposed working capital adjustments:

Proceeds of the disposition, net of transaction costs and indebtedness payoff	$32,682
Assets of the businesses	$(24,071)
Liabilities of the businesses	$18,069
Pre-tax gain on the disposition	$26,680
Note 4. Revenue
Disaggregation of Revenue
The following table presents our continuing revenues disaggregated by major source for the years ended December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Construction	Total
Major Goods/Service Lines
Construction Revenue from Contracts with Customers	$45,785	$45,785
Total Revenues	$45,785	$45,785

Timing of Revenue Recognition
Services and goods transferred at a point in time	45,785	45,785
Total Revenues	$45,785	$45,785

	December 31, 2022
	Construction	Total
Major Goods/Service Lines
Construction revenue from Contracts with Customers	$57,149	$57,149
Total Revenues	$57,149	$57,149

Timing of Revenue Recognition
Services and goods transferred over time	$11,625	$11,625
Services and goods transferred at a point in time	45,524	45,524
Total Revenues	$57,149	$57,149
Deferred Revenue
Changes in the deferred revenues for the year ended December 31, 2023 and 2022, is as follows (in thousands):

Balance at December 31, 2021	$946
Revenue recognized that was included in balance at beginning of the year	(822)
Deferred revenue, net, related to contracts entered into during the year	1,549
Balance at December 31, 2022	1,673
Revenue recognized that was included in balance at beginning of the year	(1,604)
Deferred revenue, net, related to contracts entered into during the year	1,308
Balance at December 31, 2023	$1,377

Note 5. Supplementary Balance Sheet Information
The following tables show the Consolidated Balance Sheet details as of December 31, 2023 and 2022 (in thousands):
Inventories

	December 31, 2023	December 31, 2022
Inventories:
Raw materials	$1,394	$1,629
Work-in-process	410	571
Finished goods	1,616	2,478
Total inventories	3,420	4,678
Less reserve for excess and obsolete inventories	—	—
Total inventories, net	$3,420	$4,678

Property and Equipment, net

	December 31, 2023	December 31, 2022
Property and equipment, net:
Land	$1,353	$805
Buildings and leasehold improvements	5,123	4,185
Machinery and equipment	3,511	2,509
Gross property and equipment	9,987	7,499
Accumulated depreciation	(2,159)	(1,834)
Total property and equipment, net	$7,828	$5,665

As of December 31, 2023, we held non-operating land and building in Oxford, Maine for investments which had a carrying value of $0.9 million and was included within property and equipment on the Consolidated Balance Sheets. Furthermore, we sold our Waterford, Maine facility on June 30, 2023 for approximately $1.2 million after closing costs and recognized a gain of $0.4 million which we recorded in other income/expense.
Depreciation expense for the years ended December 31, 2023 and 2022 was $0.6 million and $1.8 million, respectively.
Warranty Reserves
Within our Construction division, KBS provides a limited assurance warranty on its residential homes that covers substantial defects in materials or workmanship for a period of 12 months after delivery to the owner. EBGL provides a limited warranty on the sale of its wood foundation products that covers leaks resulting from defects in workmanship for a period of twenty-five years. Estimated warranty costs are accrued in the period that the related revenue is recognized. Warranty reserves and related activity were minimal as of and for the periods ended December 31, 2023 and December 31, 2022.
Intangible Assets

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with finite useful lives:
Customer relationships	$14,400	$(5,831)	$8,569
Trademarks	5,540	(1,591)	3,949
Total intangible assets, net	$19,940	$(7,422)	$12,518

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with finite useful lives:
Customer relationships	$13,500	$(4,466)	$9,034
Trademarks	5,540	(1,222)	4,318
Total intangible assets, net	$19,040	$(5,688)	$13,352

Amortization expense for intangible assets, net for the years ended December 31, 2023 and 2022 was $1.7 million.
Estimated amortization expense for intangible assets for each year 2024 through 2028 is $1.8 million and thereafter is $3.5 million.
Notes Receivable
Notes receivable consists of the following principal and interest balances as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
	Principal and interest	Principal and interest
TTG Note	$7,459	$—
MDOS Note	1,192	1,358
KBS Customer Note	176	—
	$8,827	$1,358

As a part of the sale of Digirad Health, described further in Note 3. Discontinued Operations, a $7 million promissory note (the “TTG Note”) was entered into which represents an unsecured note receivable on our balance sheet. The note has a maturity date of May 3, 2029 with payment-in-kind (non-cash) interest on the outstanding principal balance hereof to accrue at the Interest Rate. The Interest Rate is defined as (i) during the period from the date of issuance of the note through the third anniversary of the date of issuance of the note, a per annum rate equal to the sum of (x) 5.0% per annum plus (y) the greater of 5.0% per annum and the weighted-average term SOFR-based interest rate of outstanding loans under the Senior Loan Agreement (as defined in the Digirad Purchase Agreement) during such period, and (ii) during the period following the third anniversary of the date of issuance of the note, a per annum rate equal to the sum of (x) 5.0% per annum plus (y) the greater of 7.0% per annum and the weighted-average term SOFR-based interest rate of outstanding loans under the Senior Loan Agreement during such period.
In 2021, we completed the sale of MD Office Solutions in exchange for a secured promissory note (the “MDOS Note”). The original principal amount of the MDOS Note was $1.4 million and in December 2022 the principal was modified to $1.5 million. The MDOS Note, the principal of which is approximately $1.2 million at December 31, 2023, is included in “Notes receivable, current portion” and “Notes receivable” in our Consolidated Balance Sheets at December 31, 2023 for $0.2 million and $1.0 million, respectively. The MDOS Note requires quarterly installments of $74 thousand and incurs interest at a fixed rate of 5.0% through maturity in 2028.
In 2023, KBS issued a promissory note to a customer, incurring 12% interest per annum (the “KBS Customer Note”). The KBS Customer Note is included in “Notes receivable, current portion” in the Consolidated Balance Sheets at December 31, 2023.
The balance of the Notes Receivable outstanding include any unpaid accrued interest. Interest Income recognized on Notes Receivable for the periods ended December 31, 2023 and December 31, 2022 totaled $0.5 million and $0.2 million, respectively. We have determined that all notes receivable are collectible in full and have established no reserves.
Cost Method Investment
As a part of the sale of Digirad Health, we received $6 million in the common equity of TTG Parent LLC. We have elected the measurement alternative under ASC 321. The measurement alternative election allows for equity securities that do not have readily determinable fair values to be recorded at cost, with adjustments for impairment and certain observable price changes reflected in earnings. Such securities are adjusted to fair value when an observable price change occurs or impairment is identified.
Accrued Liabilities

	December 31, 2023	December 31, 2022
Accrued liabilities:
Professional fees	$108	$—
Sales and property taxes payable	—	326
Outside services and consulting	279	55
Earn-out Provision	169	—
Taxes Payable related to Digirad Sale	398	81
Other accrued liabilities	552	—
Total accrued liabilities	$1,506	$462
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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy our assets and liabilities that were recorded at fair value as of December 31, 2023 and 2022 (in thousands):

	At Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets (liabilities):
Equity securities	$4,838	$—	$—	$4,838
Lumber derivative contracts	19	—	—	19
Total	$4,857	$—	$—	$4,857

	At Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets (liabilities):
Equity securities	$3,490	$—	$—	$3,490
Lumber derivative contracts	(104)	—	—	(104)
Total	$3,386	$—	$—	$3,386
The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on December 31, 2023 and 2022, respectively. During the years ended December 31, 2023, and 2022, we recorded an unrealized gain of $85 thousand and loss of $893 thousand, respectively, in the Consolidated Statements of Operations.
We entered into lumber derivative contracts in order to protect our gross profit margins from fluctuations caused by volatility in lumber prices. For the years ended December 31, 2023 and 2022, we recorded a net realized and unrealized loss of $53 thousand and $1.8 million, respectively, within cost of revenues in our Consolidated Statements of Operations. As of December 31, 2023, we had a net long (buying) position of 605,000 board feet under twenty-two lumber derivatives contracts. As of December 31, 2022, we had a net long (buying) position of 550,000 board feet under five lumber derivatives contracts.
Note 7. Goodwill
Goodwill has historically been derived from the acquisition of ATRM in 2019. KBS and EBGL carry a goodwill balance of $0.5 million and $4.0 million, respectively.
The carrying amount of goodwill for the years ended December 31, 2023 and 2022, by reportable segment, changed as follows (in thousands):

	Construction	Total
Balance at December 31, 2022	$4,438	$4,438
Balance at December 31, 2023	$4,438	$4,438
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
Based on the annual assessment performed as of December 31, 2023, the Company concluded it was more likely than not that the estimated fair value of our reporting units exceeded their carrying value, and therefore, determined it was not necessary to perform a quantitative goodwill impairment test.

Note 8. Debt
A summary of debt as of December 31, 2023 and 2022 is as follows (dollars in thousands):

	December 31, 2023		December 31, 2022
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - Premier	$2,019	9.25%	$—	—%
Revolving Credit Facility - eCapital EBGL	—	—%	2,592	10.25%
Total Short-term Revolving Credit Facilities	$2,019	9.25%	$2,592	10.25%
eCapital - Star Loan Principal, net	$—	—%	$791	10.50%
Short Term Loan	$—	—%	$791	10.50%
Total Short-term debt	$2,019	9.25%	$3,383	10.31%
Premier Facility
On August 16, 2023, EdgeBuilder and Glenbrook (the “EBGL Borrowers”) entered into a Revolving Credit Loan Agreement with Premier Bank (“Premier”) providing the EBGL Borrowers with a working capital line of credit of up to $4 million, which agreement was subsequently replaced and increased to $6 million on December 5, 2023 (the “Premier Loan Agreement”). Availability under the Premier Loan Agreement is based on a formula tied to the EBGL Borrowers’ eligible accounts receivable, inventory and equipment. Borrowings under the Premier Loan Agreement bear interest at the prime rate plus 0.75% (and a minimum interest rate of 6.75%), with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement expires on December 5, 2024 but may be extended from time to time at the request of the EBGL Borrowers, subject to approval by Premier. The EBGL Borrowers’ obligations under the Premier Loan Agreement are guaranteed by the Company and secured by all of their inventory, equipment, accounts and other intangibles. As of December 31, 2023, availability under the Premier Loan Agreement was approximately $3 million.
Financial covenants associated with the Premier Loan Agreement require that the EBGL Borrowers maintain (a) a debt service coverage ratio for any calendar year of less than 1.25; (b) a debt-to-equity ratio at the end of each calendar year in excess of 1.65; (c) a fixed charge coverage ratio at the end of each calendar year of less than 1.10; (d) working capital of at least $2 million; and (e) a current ratio of at least 1.50. As of December 31, 2023, the EBGL Borrowers were not in compliance with the Premier Loan Agreement covenants. The EBGL Borrowers have obtained a waiver from Premier for the annual covenant breach.
Webster Credit Facility
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “Webster Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers; the Company, as guarantor; and Sterling National Bank (“Sterling”). On February 1, 2022, Sterling became part of Webster Bank, N.A. (“Webster”), and Webster became the successor in interest to the Webster Loan Agreement. In connection with the sale of our Healthcare business on May 4, 2023, the credit facility pursuant to the Webster Loan Agreement was paid in full and terminated.
eCapital Credit Facilities and Term Loan
EBGL
The EBGL Borrowers were formerly parties to a Loan and Security Agreement providing the EBGL Borrowers with a credit facility with eCapital Asset Based Lending Corp. formerly known as Gerber Finance, Inc. (“eCapital”) for borrowings up to $4.0 million, subject to certain borrowing base limitations (the “EBGL Loan”). KBS was also party to a revolving credit facility with eCapital which provided for borrowing up to $4.0 million, subject to certain borrowing base limitations.
We and certain of our Investments subsidiaries were party to a Loan and Security Agreement with eCapital, as successor in interest to Gerber Finance, Inc., which provided for a credit facility with borrowing availability of up to $2.5 million, bearing interest at the prime rate plus 3.5% per annum, and maturing on January 31, 2025, unless terminated in accordance with the terms therein (the “Star Loan”).
During the second quarter of 2023, we notified eCapital that we would not be renewing any of our outstanding eCapital positions upon expiry at June 30, 2023. Subsequently, we paid in full all amounts then outstanding under the Star Loan on May 9, 2023. We are no longer party to any credit agreements with eCapital.

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
.
Note 10. Leases
Lessee
We have operating and finance leases for corporate offices and operating locations, vehicles, and certain equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases and some of which include options to terminate the leases within 1 year. Operating leases and finance leases are included separately in the Consolidated Balance Sheets.
The components of lease expense for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	December 31, 2023	December 31, 2022
Operating lease cost	$465	$460

Finance lease cost:
Amortization of finance lease assets	$59	$94
Interest on finance lease liabilities	11	17
Total finance lease cost	$70	$111
Supplemental cash flow information related to leases from continuing operations were as follows (in thousands):

	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$386	$367
Operating cash flows from finance leases	$11	$17
Financing cash flows from finance leases	$98	$100

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$666
Finance leases	$—	$90
Supplemental balance sheet information related to leases as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023	December 31, 2022
Weighted-Average Remaining Lease Term (in years)
Operating leases	4.3	4.7
Finance leases	2.2	2.4

Weighted-Average Discount Rate
Operating leases	5.46%	5.61%
Finance leases	5.86%	5.91%

We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of December 31, 2023 were as follows (in thousands):

	Operating Leases	Finance Leases
2024	$468	$50
2025	477	23
2026	387	17
2027	92	1
2028	94	—
2029 and thereafter	113	—
Total future minimum lease payments	1,631	91
Less amounts representing interest	(126)	(6)
Present value of lease obligations	$1,505	$85
Lessor
Prior to the sale of our Healthcare division, we generated lease income in the Healthcare segment from equipment rentals to customers. Rental contracts were structured as either a weekly or monthly payment arrangement and were accounted for as operating leases. Revenues were recognized on a straight-line basis over the term of the rental. During the twelve months ended December 31, 2023 and 2022, our lease contracts were mainly month-to-month contracts.
Note 11. Share-Based Compensation
At December 31, 2023, we had two active equity incentive plans, the 2011 Inducement Stock Incentive Plan (the “2011 Plan”), and the 2018 Incentive Plan (the “2018 Plan” and together with the 2011 Plan, the “Plans”), under which stock options, restricted stock units, and other stock-based awards may be granted to employees and non-employees, including members of our board of directors. The terms of any equity instruments granted under the Plans are approved by our board of directors. Stock options typically vest over the requisite service period of one to four years and have a contractual term of seven to ten years. Restricted stock units generally vest over one to three years. Under the Plans, we are authorized to issue an aggregate of 1,450,000 shares of common stock. As of December 31, 2023, the Plans had 500,256 shares available for future issuance. The number of shares reserved for issuance under the 2018 Plan is subject to increase by (i) the number of shares of common stock that remained available for grant under the 2014 Equity Incentive Award Plan (the “2014 Plan”) as of the effective date of the 2018 Plan, plus (ii) any shares of common stock under the 2014 Plan that are forfeited, expire, or are canceled. As of December 31, 2023, the number of shares provided for issuance under the 2018 Plan due to unissued, forfeited, expired, and canceled shares under the 2014 Plan was 65,658 shares.
Stock Options
The estimated fair value of our stock options is determined using the Black-Scholes model. All stock options were granted with an exercise price equal to the fair value of the common stock on the grant date. There were no employee stock options granted during the years ended December 31, 2023 and 2022.
A summary of our stock option award activity as of and for the year ended December 31, 2023 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2022	2	$51.20
Options granted	—	—
Options forfeited	—	—
Options expired	—	$51.20
Options exercised	—	—
Options outstanding at December 31, 2023	2	$51.20	0.01	$—
Options exercisable at December 31, 2023	2	$51.20	0.01	$—
At December 31, 2023, there is no unrecognized compensation cost related to unvested stock options.
Upon exercise, we issue new shares of common stock. There were no stock option exercises during the years ended December 31, 2023 and 2022, respectively.

Under the guidance for share-based payments, the fair value of our restricted stock units is based on the grant date fair value of our common stock. All restricted stock units were granted with no purchase price. Vesting of the restricted stock units is subject to service conditions, as well as the attainment of additional performance objectives for certain of the awards. The weighted-average grant date fair value of the restricted stock units was $0.93 per share during the year ended December 31, 2023.
A summary of our restricted stock unit activity as of and for the year ended December 31, 2023 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested restricted stock units outstanding at December 31, 2022	381	$1.48
Granted	290	$0.93
Forfeited	—	$—
Vested	(330)	$1.28
Non-vested restricted stock units outstanding at December 31, 2023	341	$1.21
The following table summarizes information about restricted stock units that vested during the years ended December 31, 2023 and 2022 based on service conditions (in thousands):

	Year Ended December 31,
	2023	2022
Fair value on vesting date of vested restricted stock units	$295	$182
At December 31, 2023, total unrecognized compensation cost related to non-vested restricted stock units was $0.3 million, which is expected to be recognized over a weighted-average period of 1.9 years.
Allocation of Share-Based Compensation Expense
Total share-based compensation expense related to all of our share-based units for the years ended December 31, 2023 and 2022 was allocated as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cost of revenues	$—	$1
Selling, general and administrative	340	437
Total share-based compensation expense	$340	$438
Note 12. Income Taxes
Significant components of the provision for income taxes from continuing operations for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Current provision:
Federal	$—	$—
State	—	—
Total current provision	—	—
Deferred provision:
Federal	(312)	37
State	(302)	346
Total deferred (benefit) provision	(614)	383
Total income tax (benefit) provision	$(614)	$383

Intraperiod allocation rules require us to allocate our provision for income taxes between continuing operations and other categories of comprehensive income (loss) such as discontinued operations. As described in Note 3. Discontinued Operations, the results of our Healthcare reportable segment have been reported as discontinued operations for 2022. As a result of the intraperiod allocation rules, for the years ended December 31, 2023 and 2022, the Company recorded a tax expense of $693 thousand and a tax benefit of $209 thousand, respectively, for discontinued operations.
Differences between the provision for income taxes and income taxes at the statutory federal income tax rate for continuing operations are for the years ended December 31, 2023 and 2022 as follows:

	Year Ended December 31,
	2023	2022
Income tax expense at statutory federal rate	21.0%	21.0%
State income tax expense, net of federal benefit	7.3%	6.5%
Permanent differences and other	0.6%	0.6%
Revaluation of deferred taxes due to change in effective state tax rates	(10.2)%	11.3%
Expiration of net operating loss and tax credit carryovers	—%	(5.6)%
Change in valuation allowance	6.2%	(40.7)%
Provision for income taxes	24.9%	(6.9)%
Our net deferred tax assets (liabilities) as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$10,746	$15,707
Research and development and other credits	53	72
Reserves	54	369
Operating lease liabilities	277	1,214
Interest carryover	—	278
Other, net	348	1,258
Total deferred tax assets	11,478	18,898
Deferred tax liabilities:
Fixed assets and other	(258)	(147)
Right of use assets	(272)	(1,192)
Intangibles	(2,985)	(1,889)
Total deferred tax liabilities	(3,515)	(3,228)
Valuation allowance for deferred tax assets	(8,281)	(15,846)
Net deferred tax liabilities	$(318)	$(176)
The Company recognizes federal and state deferred tax assets or liabilities based on the Company’s estimate of future tax effects attributable to temporary differences and carryovers. The Company records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. As of December 31, 2023, as a result of a three-year cumulative loss in continuing operations and recent events, we concluded that a valuation allowance was necessary to offset substantially all of our deferred tax assets. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. The Company’s valuation allowance balance at December 31, 2023 is $8.3 million, offsetting the Company’s deferred tax assets. The valuation allowance decreased by $7.6 million and increased by $2.2 million for the years ended December 31, 2023 and 2022, respectively. The Company will continue to evaluate its deferred tax balances to determine any assets that are more likely than not to be realized.

As of December 31, 2023, we had federal and state income tax net operating loss carryforwards of $43.2 million and $20.9 million, respectively. Federal and certain state net operating losses of $5.3 million and $1.3 million, respectively, generated after 2017 carry forward without expiration. The remaining federal and state loss carryforwards will expire in 2024 through 2042 unless previously utilized. Federal and state loss carryforwards of approximately $15.6 million and $1.5 million expired in 2022. Pursuant to Internal Revenue Code (“Code”) Sections 382 and 383, use of our net operating loss and credit carryforwards may be limited because of a cumulative change in ownership greater than 50%. The Company experienced an ownership change under Code Section 382 in January 2022 which will restrict the Company’s ability to fully utilize its net operating losses. In addition, the net operating losses acquired in the ATRM Acquisition (as defined below) are also limited under Code Section 382. The Company analyzed these limitations when scheduling the reversal of deferred tax assets and liabilities in arriving at the necessary valuation allowance as of December 31, 2023. Future ownership changes may occur which could further limit our ability to utilize tax attributes.
The following table summarizes the activity related to our unrecognized tax benefits for the years ended December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Balance at beginning of year	$2,414	$2,561
Expiration of the statute of limitations for the assessment of taxes	—	(147)
Write-off of tax attributes in states in which the Company no longer files	(2,120)	—
Balance at end of year	$294	$2,414
Included in the unrecognized tax benefits of $0.3 million at December 31, 2023 was $0.3 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance. The Company does not expect our unrecognized tax benefits to change significantly over the next 12 months.
We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2019; however, our net operating loss carryforwards and research credit carryforwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The accrued interest as of December 31, 2023 and 2022, and interest and penalties recognized during the years ended December 31, 2023 and 2022 were of insignificant amounts.
Note 13. Employee Retirement Plan
Employees have a 401(k) retirement plan under which employees may contribute up to 100% of their annual salary, within IRS limits. Our contributions to the retirement plans totaled $0.1 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.
Note 14. Related Party Transaction
Star Equity Holdings, Inc.
As of December 31, 2023, our Executive Chairman, Jeffrey E. Eberwein, owned 4,062,485 shares of Common Stock, representing approximately 25.67% of our outstanding Common Stock. In addition, as of December 31, 2023, Mr. Eberwein owned 1,182,414 shares of Series A Preferred Stock.
Note 15. Segments
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, who is our CODM, to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Under the prior period Holdco strategy, we organized our reportable segments into three reportable segments: Healthcare, Construction and Investments. Effective with the sale of our Healthcare business on May 4, 2023, we reorganized our segments into two reportable segments to reflect the manner in which our CODM assesses performance and allocates resources:
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
Investments. Our Investments division is an internally-funded unit. This unit holds our corporate-owned real estate, which currently includes our two manufacturing facilities in Maine that we lease back to KBS and our manufacturing facility in Minnesota that we lease back to Glenbrook. In addition, it holds several minority equity investments in other small public companies. It also holds and manages a $7 million promissory note and a $6 million private equity stake in TTG Parent, the parent entity of TTG. We acquired these positions as a result of the sale of Digirad Health (discussed in Note 3. Discontinued Operations).
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
Segment information for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	Year ended December 31,
	2023	2022
Revenue by segment:
Construction	$45,785	$57,149
Investments	564	633
Intersegment elimination	(564)	(633)
Consolidated revenue	$45,785	$57,149
Gross profit (loss) by segment:
Construction	12,154	12,660
Investments	336	343
Intersegment elimination	(564)	(633)
Consolidated gross profit	$11,926	$12,370
Income (loss) from operations by segment:
Construction	2,095	3,560
Investments	(453)	192
Corporate, eliminations and other	(5,988)	(7,296)
Segment income (loss) from operations	(4,346)	(3,544)
Consolidated income (loss) from operations	$(4,346)	$(3,544)

Depreciation and amortization by segment:
Construction	2,070	1,974
Investments	228	290
Star equity corporate	29	9
Total depreciation and amortization	$2,327	$2,273
Geographic Information. Our sales to customers and our long-lived assets are attributed to geographic region based on asset location, which are all located within the United States.

Note 16. Mergers and Acquisitions
On October 31, 2023, we acquired, through certain wholly owned subsidiaries, the assets and liabilities of BLL for consideration consisting of cash of $2.8 million and an earn-out provision of up to $0.5 million. As a result of this transaction, EBGL expanded its market share of the Greater Minneapolis area. BLL’s operations were integrated into and became part of Glenbrook’s operations. The earn-out provision, which is accounted for as a contingent liability, is based on a specific gross profit threshold with a measurement period of two years to begin one year after the closing date of the acquisition and can potentially amount to up to $250,000 for each of the two years, subject to certain limitations. The estimated fair value of the earn-out, which is determined using estimates of forecasted operations and other assumptions, was $0.2 million as of the acquisition date. No change to the fair value of the earn-out was recorded through December 31, 2023.
In accordance with ASC 805, we accounted for this transaction as a business combination and recorded the assets and liabilities of BLL at fair value. The fair value of the net assets acquired amounted to approximately $4.1 million at the date of acquisition, and as a result, we recorded a gain of $1.2 million on our Consolidated Statement of Operations related to the excess of the fair value of the net assets acquired over the acquisition price. This excess is referred to as a “bargain purchase.” This bargain purchase indicates that the fair value of the net assets acquired (which represents the price that the assets would be exchanged between a willing buyer and seller) was in excess of the amount for which we acquired such net assets. As a result of the bargain purchase, we reassessed the recognition and measurement of net identifiable assets acquired and determined the valuation procedures applied and resulting measurements of the net identifiable assets were appropriate. We believe the seller was motivated to complete the sale as part of its overall business strategy of exiting the market segment. The revenue and earnings of BLL from November 1, 2023 through December 31, 2023 totaled $1.4 million and $0.4 million, respectively.
The following table sets forth the purchase price allocation of BLL to the estimated fair value of assets acquired as of the acquisition date (in thousands):

As of Acquisition date
Purchase Price
Cash Paid to Sellers	$2,770
Fair Value of Earn-out Provision	169
Total consideration	2,939

Purchase Price allocation
Inventories, net	438
Accounts receivable	578
Property and equipment	2,654
Intangible assets,	900
Deferred tax liability	(461)
Fair value allocated to net assets acquired	4,109
Bargain purchase gain	$(1,170)
The following unaudited pro forma combined financial information presents our results as if the BLL acquisition had occurred at the beginning of fiscal 2022 (in thousands):

	December 31,
	2023	2022
	(unaudited)
Revenue	$54,485	$69,149
Gross Profit	$13,709	$14,906
Net income (loss)	$25,732	$(3,926)

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
On February 17, 2023, May 19, 2023, August 17, 2023 and November 17, 2023 our board of directors declared cash dividends to holders of our Series A Preferred Stock of $0.25 per share, for an aggregate amount of approximately $1.9 million. The record dates for these dividends were March 1, 2023, June 1, 2023, September 1, 2023 and December 1, 2023, respectively, and the payment dates were March 10, 2023, June 10, 2023, September 11, 2023 and December 11, 2023, respectively. As of December 31, 2023, we have no preferred dividends in arrears.
On February 16, 2024, our board of directors declared a cash dividend to holders of our Series A Preferred Stock of $0.25 per share for an aggregate amount of approximately $0.5 million. The record date for this dividend was March 1, 2024, and the payment date was March 11, 2024.
A roll forward of the balance of Company Preferred Stock for the year ended December 31, 2023 is as follows (in thousands):

Balance at December 31, 2022	$18,988
Dividend on Series A Preferred Stock	1,916
Cash Dividend paid on Preferred Stock	(1,916)
Balance at December 31, 2023	$18,988
Note 18. Equity Transactions
On January 24, 2022, we closed a public offering (the “2022 Public Offering”) pursuant to an underwriting agreement with Maxim Group LLC (“Maxim”), as representative of the underwriters. Through the 2022 Public Offering, we issued and sold (A)(i) 9,175,000 shares of the Company’s Common Stock, (ii) an aggregate of 325,000 pre-funded warrants to purchase up to an aggregate of 325,000 shares of Common Stock, and (iii) an aggregate of 9,500,000 common stock purchase warrants (the “Firm Purchase Warrants”) to purchase up to 9,500,000 shares of Common Stock and (B) at the election of Maxim, (i) up to an additional 1,425,000 shares of Common Stock and/or (ii) up to an additional 1,425,000 shares of common stock purchase warrants (the “Option Purchase Warrants”, and together with the Firm Purchase Warrants, the “Warrants”). Maxim partially exercised its over-allotment option for the purchase of 1,425,000 Warrants for a price of $0.01 per Warrant. Each share of common stock (or pre-funded warrant in lieu thereof) was sold together with one common warrant to purchase one share of common stock at a price of $1.50 per share and common warrant. Gross proceeds, before deducting underwriting discounts and offering expenses and excluding any proceeds we may receive upon exercise of the Warrants, were $14.3 million and net proceeds were $12.7 million.
In addition, as part of the 2022 Public Offering, the Company issued to Maxim 237,500 common stock purchase warrants (the “Underwriter’s Warrants”) to purchase up to 237,500 shares of Common Stock at an exercise price of $1.65 per common warrant. The Underwriter’s Warrants have an initial exercise date beginning July 19, 2022, and no exercises have occurred as of December 31, 2023.
As of December 31, 2023, of the warrants issued through the public offering we closed on May 28, 2020 (the “2020 Public Offering”), 1.0 million warrants were exercised and 1.4 million warrants remained outstanding, which represents 0.7 million shares of common stock equivalents, at an exercise price of $2.25. As of December 31, 2023, of the Warrants issued through the 2022 Public Offering, 0.3 million prefunded warrants were exercised and 10.9 million warrants remained outstanding at an exercise price of $1.50. The Underwriter’s Warrants have not been exercised.

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
No rights were exercisable at December 31, 2023. There is no impact to financial results as a result of the adoption of the 382 Agreement for the year ended December 31, 2023.

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
Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of BLL, which is included in the 2023 consolidated financial statements of the Company and constituted 2% of both total and net assets, as of December 31, 2023 and 3% of revenues and less than 1% of net income, for the year then ended.
Management’s Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
Security Trading Plans of Directors and Executive Officers
None of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended December 31, 2023, as such terms are defined under Item 408(a) or Regulation S-K.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors
The current number of directors on our board of directors is six. Under our bylaws, the number of directors on our board of directors will not be less than five, nor more than nine. The number of directors may be increased or decreased by resolution of the board of directors.

Name	Age	Position
Jeffrey E. Eberwein	53	Director, Executive Chairman of the Board
Richard K. Coleman, Jr.	67	Director, Chief Executive Officer
Michael A. Cunnion	53	Director
John W. Sayward	72	Director
Mitchell I. Quain	72	Director
John W. Gildea	80	Director

Information about the Company’s Directors
Set forth below are descriptions of the backgrounds of each director and their principal occupations for at least the past five years and their public-company directorships. There are no family relationships among any of our directors or executive officers. All ages are as of March 22, 2024.
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

Jeffrey E. Eberwein	Age 53	Director since 2012
Chief Executive Officer of Hudson Global Inc. (“Hudson”) and Executive Chairman of Star Equity
Mr. Eberwein was elected Executive Chairman of the board of directors of the Company on January 1, 2021, after serving as Chairman of the board of directors since February 6, 2013. Mr. Eberwein has served as a director of Hudson since May 2014 and as its Chief Executive Officer since April 1, 2018. He has 25 years of Wall Street experience, and has valuable public company and financial expertise gained through his employment history and directorships. Prior to founding Lone Star Value Management, LLC (“LSVM”), a Connecticut-based investment firm he founded in 2013, Mr. Eberwein was a private investor and served as a portfolio manager at Soros Fund Management from 2009 to 2011 and Viking Global Investors from 2005 to 2008. LSVM was a wholly owned subsidiary of ATRM Holdings, Inc. (“ATRM”) when ATRM, a modular building company, was acquired by the Company on September 10, 2019 (the “ATRM Acquisition”). Previously, Mr. Eberwein served as chairman of the board of Ameri Holdings, Inc. from May 2015 to August 2018. Mr. Eberwein also previously served as a director of Novation Companies, Inc. from April 2015 to March 2018; Crossroads Systems, Inc. from June 2013 to May 2016; NTS, Inc. from December 2012 to June 2014; On Track Innovations Ltd. from 2012 to 2014; and Goldfield Corporation from 2012 to 2013. Mr. Eberwein earned an M.B.A. from The Wharton School, University of Pennsylvania and a B.B.A. with High Honors from The University of Texas at Austin.
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

Richard K. Coleman, Jr.	Age 67	Director since 2022
Chief Executive Officer of Star Equity
Mr. Coleman was appointed as our Chief Executive Officer in April 2022. Prior to being appointed as our Chief Executive Officer, Mr. Coleman served as our Chief Operating Officer from January 2022 to March 2022. Mr. Coleman was formerly the President, Chief Executive Officer and director of Command Center, Inc., a provider of on-demand flexible employment solutions, from April 2018 to July 2019. He was also the Chairman of Hudson Global Inc., a global talent solutions company, from May 2014 to January 2022. He was the Principal Executive Officer of Crossroads Systems, Inc., a global provider of data archive solutions, from August 2017 to March 2018. Mr. Coleman began his career as an Air Force Telecommunications Officer managing Department of Defense R&D projects. He has also served as an adjunct professor for Regis University’s graduate management program and is a guest lecturer for Denver University’s Pioneer Leadership Program, focusing on leadership and ethics. Coleman holds a master’s degree in Business Administration from Golden Gate University and is a graduate of the United States Air Force Communications Systems Officer School. He holds a Bachelor of Science Degree from the United States Air Force Academy and also has completed leadership, technology, and marketing programs at Kansas University, UCLA, and Harvard Business School.
We believe Mr. Coleman’s extensive business development and operating expertise, his public company board experience, and his broad leadership experience make him well qualified to serve as a director of our Company.

Michael A. Cunnion	Age 53	Director since 2014
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
We believe that Mr. Cunnion’s extensive experience with media companies, coupled with his experience with building up companies and creating ownership value, are of significant strategic importance to us and make him well qualified to serve on our board of directors. His history of creating and leveraging collaborative relationships with the companies he has been part of to maximize value in both the continued organic growth and sale of such companies can be of great benefit to our stockholders.

John W. Sayward	Age 72	Director since 2008
Retired Partner, Nippon Heart Hospital LLC
Committees: Audit (Chairman) and Compensation
Mr. Sayward is a career healthcare and pharmaceutical executive. Most recently, he served as Chief Executive Officer for Hera Therapeutics Inc., a position he held through June 2015. Prior to this, Mr. Sayward served as the Chief Operating Officer and Chief Financial Officer of Hera Therapeutics Inc. since September 2014. Previously, he was Partner at Nippon Heart Hospital, LLC from September 2005 to January 2007, which was formed to build and manage cardiovascular care hospitals in Japan. From 2002 to 2005, Mr. Sayward was the Executive Vice President and Chief Financial Officer of LMA North America Inc., a medical device business focused on patient airway management. From 1996 to 2001, Mr. Sayward served as the Executive Vice President of Finance, Chief Financial Officer and Treasurer of SICOR Inc., and was elected to its board of directors in 1998. Previous to the above, he served in various management positions with Baxter Healthcare. He received a B.A. in History from Northwestern University in 1973 and a Master of Management from the Kellogg School of Management at Northwestern University in 1975.
We believe that Mr. Sayward’s extensive business experience in a variety of sectors makes him well qualified to serve on our board of directors. Further, Mr. Sayward’s depth and breadth of positions and experiences also makes him well qualified to serve as a financial expert and audit committee chairman.

Mitchell I. Quain	Age 72	Director since 2019
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
He joined the research department of Wertheim & Company in June 1975, and chose machinery as his specialty, having worked for a summer at United Engineers & Contractors, in Philadelphia. He appeared on Institutional Investor magazine’s All American research team for fifteen years, “retiring” from research in 1995 while holding the “number one” ranking. Meanwhile, he became a partner in Wertheim in 1984, and in 1995 joined its operating committee, having assumed responsibility for the equity capital markets department. He left the firm in early 1997, joined Furman Selz as an Executive Vice President and a member of its board of directors. There he built Wall Street’s second industrial manufacturing group (“the Golden Gear”), having begun its first at Wertheim (“In Rust We Trust”). He left the “sellside” in 2001, retiring as Vice Chairman of ABN AMRO.
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
Executive Officers
The names of our executive officers, their ages, their positions with Star Equity, and other biographical information as of March 22, 2024, are set forth below. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Jeffrey E. Eberwein	53	Director, Executive Chairman of the Board of Directors
Richard K. Coleman, Jr.	67	Chief Executive Officer
David J. Noble	53	Chief Financial Officer
Thatcher Butcher	42	President of KBS Builders, Inc.
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
Thatcher Butcher was appointed as President of KBS Builders, Inc. in May 2022. Prior to joining the Company, Mr. Butcher served as the General Manager, Mid Atlantic Division at Anthony & Sylvan Pools from September 2018 to May 2022. Prior to that, Mr. Butcher worked as Truss and Engineered Lumber Division General Manager at TW Perry from December 2009 to September 2018. Prior to joining TW Perry, Mr. Butcher held various other positions with Rocky Top Building products and Best Building Components. Mr. Butcher studied Architectural Design & Building technology at the State University of New York and completed coursework in Architecture at Clemson University. He has also completed General Management and Leadership Development training at George Mason University.

Director Nomination Process
During the fiscal year ended December 31, 2023, we made no material changes to the procedures by which stockholders may recommend nominees to our board of directors, as described in our most recent proxy statement.
Audit Committee
The audit committee of the board of directors (the “Audit Committee”), established in accordance with Section 3(a)(58)(A) of the Exchange Act, consists of Messrs. Gildea, Cunnion, and Sayward, with Mr. Sayward serving as chairman. All members of the Audit Committee (i) are independent directors (as currently defined in Rule 5605(a)(2) of the Nasdaq listing rules); (ii) meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act; (iii) have not participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years; and (iv) are able to read and understand fundamental financial statements. Mr. Sayward qualifies as an “audit committee financial expert” as defined in the rules and regulations established by the SEC. The Audit Committee is governed by a written charter approved by our board of directors.
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
Corporate Governance Committee
The corporate governance committee of the board of directors (the “Corporate Governance Committee”) consists of Messrs. Cunnion, Gildea and Quain with Mr. Quain serving as chairman. The functions of the Corporate Governance Committee include, among other things: reviewing and recommending nominees for election as directors, assessing the performance of our board of directors, developing guidelines for the composition of our board of directors, reviewing and administering our corporate governance guidelines and considering other issues relating to corporate governance; and oversight of the Company compliance officer and compliance with the Ethics Code. The Corporate Governance Committee is governed by a written charter (the “Corporate Governance Committee Charter”) approved by our board of directors. A copy of the Corporate Governance Committee Charter can be found by clicking on the “Corporate Governance” link under the Investors tab on our website at www.starequity.com. All members of the Corporate Governance Committee are independent directors (as defined in Rule 5605(a)(2) of the Nasdaq listing rules).
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires Star Equity’s directors, executive officers and holders of more than 10% of its common stock to file with the SEC reports (typically, Forms 3, 4, and/or 5) regarding their ownership and changes in ownership of Star Equity’s securities. Based solely on a review of Forms 3, 4, and 5 and amendments thereto filed with the SEC, we believe that during the fiscal year ended December 31, 2023, Star Equity’s directors, officers and 10% stockholders have complied with all applicable Section 16(a) filing requirements, except for one Form 4 that was inadvertently filed late on behalf of David Noble, the Company’s Chief Financial Officer, reporting one transaction.
Code of Business Ethics and Conduct
We have adopted a Code of Business Ethics and Conduct (“Ethics Code”) that applies to all our officers, directors, employees, and contractors. The Ethics Code contains general guidelines for conducting our business consistent with the highest standards of business ethics and compliance with applicable law, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. Day-to-day compliance with the Ethics Code is overseen by the Company compliance officer appointed by our board of directors. If we make any substantive amendments to the Ethics Code or grant any waiver from a provision of the Ethics Code to any director or executive officer, we will promptly disclose the nature of the amendment or waiver on our website at www.starequity.com.

ITEM 11.EXECUTIVE COMPENSATION
Summary Compensation Table
The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2023 and 2022 by our principal executive officer and our two other most highly compensated executive officers (the “named executive officers”) who were serving as executive officers as of December 31, 2023.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($) (4)	Total ($)
Richard K. Coleman*	2023	400,000	185,000	74,000	—	2,500	661,500
Chief Executive Officer	2022	382,773	—	100,001	—	2,500	485,274
David J. Noble	2023	325,000	125,000	50,000	—	4,000	504,000
Chief Financial Officer	2022	322,503	78,000	—	—	3,500	404,003
Thatcher Butcher	2023	250,016	106,731	21,347	—	1,017	379,111
President of KBS Builders, Inc.	2022	158,664	500	—	—	1,017	160,181
__________________
*     Effective April 1, 2022, Richard K. Coleman, Jr. was appointed as the Company’s Chief Executive Officer.
(1)The base salary for each executive is initially established through negotiation at the time the executive is hired, and year-to-year adjustments are made, taking into account attributes and factors described below in the Narrative Disclosure to Summary Compensation Table. Based on the factors discussed above, 2022 base salaries were as follows: Mr. Coleman’s 2023 base salary was $400,000, which has not been adjusted since it was initially set in April 2022; the total salary for 2023 was $400,000; Mr. Noble’s 2023 base salary was $325,000, which was initially set at $300,000 from his last adjustment in 2018; the total salary for 2023 was $325,000; Mr. Butcher’s 2023 base salary was initially set at $250,016, the total for 2023 was $250,016. The differences between base and actual salary are due to pay period timing differences at year end.
(2)The executive incentive plan which provides for bonuses at the completion of each fiscal year is described below in the Narrative Disclosure to Summary Compensation Table.
(3)Represents full fair value at grant date of restricted stock units (“RSUs”), including the stock awards with performance conditions (“PSUs”) described below, representing the right to receive, at settlement, common stock of the Company, granted to our named executive officers, computed in accordance with FASB ASC Topic 718, Stock Compensation. The full grant date fair value of an equity award is the maximum value that may be received over the vesting period if all vesting conditions are satisfied, as discussed further below. Thus, there is no assurance that the value, if any, eventually received by our executive officers will correspond to the amount shown. For information regarding assumptions made in connection with this valuation, please see Note 11. Share-Based Compensation within the notes to our consolidated financial statements.
(4)Amounts shown for 2023 and 2022 include up to $2,500 matching contributions to the executives’ 401(k) retirement plans and up to $1,500 seed contribution to the executive’s Health Savings Account plans.
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
When determining the base salary component of executive compensation for 2023, the Compensation Committee considered the achievements of the executives in 2022 based on actual financial performance of the business and achievement of the goals set by the board of directors for the individual executive, the fiscal 2023 budget and financial performance expectations, the totality of all compensation components. After due consideration, the Compensation Committee set compensation as reflected in the Summary Compensation Table above.
Annual Incentive Bonus. Payments under the Company’s executive bonus plan are based on achieving clearly defined, short-term goals. We believe that such bonuses provide incentive to achieve goals that the Company aligns with its stockholders’ interests by measuring the achievement of these goals, whenever possible, in terms of revenue, income or other financial objectives. In setting bonus levels, the Company reviews its annual business plan and financial performance objectives. After estimating the likely financial results of the business plan as submitted by management and approved by the board of directors, the Company sets financial threshold goals based on those estimated results primarily in terms of EBITDA. The Company sets the minimum performance thresholds that must be reached before any bonus is paid at levels that will take significant effort and skill to achieve. An executive officer’s failure to meet some or all of these personal goals can affect his or her bonus amount. The Company believes that offering significant potential income in the form of bonuses allows the Company to attract and retain executives and to align their interests with those of the Company’s stockholders. The Company awards incentive bonuses based on the metrics described above which provided for discretionary bonuses.

Fiscal Year 2023. In July 2023, the Company approved and adopted the fiscal year 2023 Executive Incentive Plan (“2023 Annual Plan”) for executive officers. Due to the changing nature of the Company’s business following the sale of Digirad, the 2023 Annual Plan challenged the Company’s executive team to achieve the company’s financial objectives and develop a platform for future organic growth and acquisitions. Actual cash bonus payments under the plan were based on a combination of corporate, team, and individual performance against pre-defined objectives with final payments determined by the Compensation Committee.
The cash bonus amounts under the 2023 Annual Plan were as follows.

Name and Principal Position*	Percentage of Base Salary	Bonus Payout
Richard K. Coleman, Chief Executive Officer	46%	185,000
David J. Noble, Chief Financial Officer and Chief Operating Officer	38%	125,000
Thatcher Butcher, President of KBS Builders, Inc.	43%	106,731

Equity Grants
In connection with the adoption of the 2023 Annual Plan, the Compensation Committee determined, as part of a long-term retention mechanism and to incentivize the executive officers to increase the Company’s stockholder value, to award RSUs effective on March 1, 2023 July 27, 2023 August 16, 2023, November 13, 2023 (the “2023 Grant Dates”) to Messrs. Coleman, Noble and Butcher.
The RSUs granted to each of Messrs. Coleman, Noble and Butcher vest over three years in three equal installments, with each such installment vesting on each anniversary of the 2023 Grant Dates. The RSU grants to Messrs. Coleman, Noble and Butcher were made pursuant to and subject to the terms of the 2023 Annual Plan, the Company’s 2018 Incentive Plan, and the respective award agreement that sets forth the terms of the respective grants.

Name and Principal Position	Cash Value of the Restricted Stock Units Granted
Richard K. Coleman, Chief Executive Officer	74,000
David J. Noble, Chief Financial Officer	50,000
Thatcher Butcher, President of KBS Builders, Inc.	21,347
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
Outstanding Equity Awards at Fiscal Year-End
The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2023, including the value of the stock awards.

Name			Option Awards				Stock Awards
	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Richard K. Coleman	1/1/2022	(1)	—	—	—	—	25,512	26,788
	7/27/2023	(1)					75,773	79,562

David J. Noble	8/23/2021	(1)	—	—	—	—	8,333	8,750
	7/27/2023	(1)	—	—	—	—	51,198	53,758

Thatcher Butcher	3/1/2023	(1)	—	—	—	—	25,719	27,005
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

In the event Mr. Coleman voluntarily resigns, is terminated for “cause,” is terminated upon death, or is terminated upon disability, he would be entitled to receive: (i) his then current salary accrued up to and including the date of termination or resignation, (ii) unreimbursed expenses, and (iii) any vested payment or accrued benefits under any equity or Company benefit plan (the “Coleman Accrued Obligations”). All RSU awards under the Coleman Employment Agreement vest one-third on each of the first, second and third anniversaries of the grant date.
In the event Mr. Coleman terminates his employment for good reason, his employment is terminated without “cause,” or his employment is terminated by delivery of a non-renewal notice by the Company, he would be entitled to receive: (i) the Coleman Accrued Obligations (described above), (ii) a target bonus based on the target bonus metrics used to determine actual performance at the end of the fiscal year, but prorated to reflect the number of full months worked during the fiscal year, (iii) immediate vesting of any RSUs awarded under the Coleman Employment Agreement for which the performance period has not been completed as of the date of termination based on the level of achievement of the performance goals at the end of the performance period, but pro-rated based on the number of full months worked during the performance period, and (iv) immediate vesting of any RSUs awarded under the Coleman Employment Agreement which are outstanding as of the date of termination. Notwithstanding the foregoing, if within twelve (12) months following a change of control (as defined in the Coleman Employment Agreement), the Company terminates Mr. Coleman’s employment without “cause,” he resigns from his employment with good reason, or his employment terminates due to Company’s delivery of a non-renewal notice, then the bonus payment under (ii) above shall equal the equivalent of his target bonus without proration and, in addition to (iii) and (iv) above, he shall receive (v) twelve months of his then-current base salary.
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
In the event Mr. Noble voluntarily resigns, is terminated for “cause,” is terminated upon death, or is terminated upon disability, he would be entitled to receive: (i) his then current salary accrued up to and including the date of termination or resignation, (ii) unreimbursed expenses, and (iii) any vested payment or accrued benefits under any equity or Company benefit plan (the “Noble Accrued Obligations”). In March 2021, Mr. Noble agreed by letter that all future RSU awards under the Noble Employment Agreement would vest one-third on each of the first, second and third anniversaries of the grant date

In the event Mr. Noble terminates his employment for good reason, his employment is terminated without “cause,” or his employment is terminated by delivery of a non-renewal notice by the Company, he would be entitled to receive: (i) the Noble Accrued Obligations (described above), (ii) a target bonus based on the target bonus metrics used to determine actual performance at the end of the fiscal year, but prorated to reflect the number of full months worked during the fiscal year, (iii) immediate vesting of any RSUs awarded under the Noble Employment Agreement for which the performance period has not been completed as of the date of termination based on the level of achievement of the performance goals at the end of the performance period, but pro-rated based on the number of full months worked during the performance period, and (iv) immediate vesting of any RSUs awarded under the Noble Employment Agreement which are outstanding as of the date of termination. Notwithstanding the foregoing, if within twelve (12) months following a change of control (as defined in the Noble Employment Agreement), the Company terminates Mr. Noble’s employment without “cause,” he resigns from his employment with good reason, or his employment terminates due to Company’s delivery of a non-renewal notice, then the bonus payment under (ii) above shall equal the equivalent of his target bonus without proration and, in addition to (iii) and (iv) above, he shall receive (v) twelve months of his then-current base salary.
If Mr. Noble’s employment was terminated in connection with a change of control as of December 31, 2022, he would have been entitled to receive: (i) a cash payment in the amount of $300,000, (ii) and immediate vesting of certain equity awards.
Thatcher Butcher
On April 19, 2022, the Company entered into an employment agreement with Thatcher Butcher (the “Butcher Employment Agreement”), pursuant to which Mr. Butcher serves as “President - KBS Builders, Inc.” Pursuant to the Butcher Employment Agreement, Mr. Butcher can be terminated for “cause,” upon death, upon disability and without “cause.” Under the Butcher Employment Agreement, termination for “cause” generally means the termination of Mr. Butcher’s employment by reason of: (A) the willful failure of Mr. Butcher to perform his duties and obligations in any material respect (other than any failure resulting from his disability), (B) intentional acts of dishonesty or willful misconduct by Mr. Butcher with respect to the Company, (C) arrest or conviction of a felony or violation of any law involving dishonesty, disloyalty, moral turpitude, or fraud, or entry of a plea of guilty or nolo contendere to such charge, (D) Mr. Butcher’s commission at any time of any act of fraud, embezzlement or willful misappropriation of material Company property, (E) repeated refusal to perform the reasonable and legal instructions of the board of directors, (F) willful and material breach of his obligations under any material agreement entered into between Mr. Butcher and the Company or any of its affiliates, or willful and material breach of the Company’s polices or procedures which causes material damage to the Company, its business or reputation, provided that for subsections (A), (E), and (F), if the breach reasonably may be cured, Mr. Butcher has been given at least thirty (30) days after his receipt of written notice of such breach from the Company to cure such breach. Termination without “cause” means termination for any reason other than death, disability, for “cause,” or for no reason at all, upon sixty (60) days’ written notice.
The Butcher Employment Agreement provides for termination of Mr. Butcher’s employment upon his election by voluntary resignation or termination for good reason. Termination by voluntary resignation means Mr. Butcher can terminate his employment with the Company at any time and for any reason whatsoever or for no reason at all in his sole discretion upon giving sixty (60) days’ written notice. A termination for good reason means Mr. Butcher can terminate his employment with the Company pursuant to the occurrence of any of the following events: (i) any material diminution in his authority, duties and responsibilities, (ii) any material reduction of his base salary, aggregate incentive compensation opportunities or aggregate benefits, unless such changes are applied to all members of the Company’s leadership team and amount to less than a 10% reduction in total, or (iii) a material breach by the Company of the Butcher Employment Agreement. In addition, either the Company or Mr. Butcher can deliver to the other party a written notice of non-renewal at least sixty (60) days prior to the applicable renewal date of the Butcher Employment Agreement.
In the event Mr. Butcher voluntarily resigns, is terminated for “cause,” is terminated upon death, or is terminated upon disability, he would be entitled to receive: (i) his then current salary accrued up to and including the date of termination or resignation, (ii) unreimbursed expenses, and (iii) any vested payment or accrued benefits under any equity or Company benefit plan (the “Butcher Accrued Obligations”).
In the event Mr. Butcher terminates his employment for good reason, his employment is terminated without “cause,” or his employment is terminated by delivery of a non-renewal notice by the Company, he would be entitled to receive: (i) the Butcher Accrued Obligations (described above), (ii) a target bonus based on the target bonus metrics used to determine actual performance at the end of the fiscal year, but prorated to reflect the number of full months worked during the fiscal year, (iii) salary continuation for a period of six months in accordance with the Company’s then established payroll practices, provided that payments of the consideration in (ii) and (iii) are subject to Mr. Butcher’s execution and delivery of a customary general release (that is no longer subject to revocation under applicable law) of the Company, its parents, subsidiaries and affiliates and each of their respective officers, directors, employees, agents, successors and assigns.

Equity Awards
The equity agreements of our named executive officers provide that, in case of a change of control of the Company, all equity instruments then outstanding but neither assumed nor replaced by the successor entity shall vest immediately upon the change of control event. Further, if an executive’s employment is terminated without cause within twelve (12) months of the change of control, all equity instruments then outstanding, either assumed or replaced, shall become fully vested at the time of termination. As of December 31, 2023, the value of the equity instruments of our named executive officers that would accelerate upon (i) termination without cause within twelve (12) months of a change of control in which stock options and restricted stock units are assumed or replaced by the successor entity, or (ii) a change of control in which the outstanding stock options and restricted stock units are neither assumed or replaced by the successor entity, would be as follows based on the difference between the closing price on the last trading day of the year of $1.05 per share and the exercise price of the respective options, and with regard to restricted stock units, based solely on the closing price on the last trading day of the year of $1.05:

Name	Stock Award Value as of December 31, 2023
Richard K. Coleman	74,000
David J. Noble	50,000
Thatcher Butcher	21,347

COMPENSATION OF DIRECTORS
Annual Retainer
Non-employee members of our board of directors are paid an annual retainer for their service, with additional compensation for being the chairperson of the board, serving on a committee of the board of directors and chairing a committee of the board of directors. Payments are made quarterly.
The compensation paid to the members of our board of directors is indicated in the chart below:

2023 Director Compensation
Director Annual Retainer (all) (1)	$72,000.00
Additional Annual Retainer to Executive Chairperson	$100,000.00
Additional Annual Retainer to Audit Committee Chairperson	$25,000.00
Additional Annual Retainer to Compensation Committee Chairperson	$15,000.00
Additional Annual Retainer to Corporate Governance Committee Chairperson	$10,000.00
Additional Annual Retainer to Audit Committee Member	$5,000.00
Additional Annual Retainer to Compensation Committee Member	$5,000.00
Additional Annual Retainer to Corporate Governance Committee Member	$5,000.00
(1)Due to the limitation in the RSUs available for issuance, in August 2022, the Compensation Committee of our board of directors elected to suspend all RSU compensation and to provide compensation to all Directors
(2)In August 2023, the Compensation Committee of our board of directors elected to pay compensation to Directors in both cash and RSUs
For the sake of clarity, in fiscal year ended December 31, 2023, each of the Audit Committee, the Compensation Committee, the Corporate Governance Committee, and the Strategic Advisory Committee chairpersons received a chairperson fee in addition to the retainer fee set forth in the table above.

Equity Compensation
Equity compensation awards, and the amount of such awards, to non-employee members of our board of directors are at the discretion of the Compensation Committee of our board of directors. Historically, such awards have been in the form of RSUs and the Compensation Committee generally set the amount of those awards at a fair market value equal to the annual cash retainer received by non-employee members of our board of directors (the “Retainer Awards”). We believe that equity compensation helps to further align the interests of our directors with those of our stockholders because the value of directors’ share ownership will rise and fall with that of our other stockholders. In March 2021, the Compensation Committee elected to end the separate annual equity awards described above and to instead increase the size of the Retainer Awards to quarterly awards of RSUs having a fair market value (as defined in the 2023 Annual Plan) of $18,000 each. Due to the limitation in the RSUs available for issuance, in August 2022, the Compensation Committee elected to temporarily suspend all RSU compensation and to provide compensation to all Directors in cash. Beginning with the second quarter of 2023, the Compensation Committee determined to begin paying equity compensation awards partially in RSUs and partially in cash.
Director Compensation Table
The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities to the non-employee members of our board of directors for the fiscal year ended December 31, 2023.

	Fees Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
Jeffrey E. Eberwein	$129,800	$17,200	—	$147,000
John Gildea	78,300	8,700	—	87,000
Michael A. Cunnion	87,300	9,700	—	97,000
John W. Sayward	91,800	10,200	—	102,000
Mitchell I. Quain	73,800	8,200	—	82,000
____________________
(1)Represents full fair value at grant date of restricted stock units granted to our directors, computed in accordance with FASB ASC Topic 718.

PAY VERSUS PERFORMANCE
Pay Versus Performance
As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Regulation S-K, the following table sets forth information concerning the compensation of our principal executive officer, or “PEO,” and, on an average basis, the compensation of our other named executive officers, or “NEOs,” for each of the fiscal years ending December 31, 2023, 2022 and 2021, as such compensation relates to our financial performance for each such fiscal year.

	Jeffrey E. Eberwein		Richard K. Coleman, Jr.				Value of Initial Fixed $100 Investment(4) Based on:
Year	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO(1)(2)	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO(1)(2)	Average Summary Compensation Table Total for Non-PEO NEO's(3)	Average Compensation Actually Paid to Non-PEO NEO's(1)(3)	Total Shareholder Return	Peer Group Total Shareholder Return	Net Income (in thousands)	Company - Selected Measure
2023	$147,000	—	$661,500	$587,500	$441,556	$405,882	$105	*	$25,132	*
2022	$179,500	36,000	$485,274	$385,273	$282,092	$282,092	$85	*	$(5,252)	*
2021	$78,000	—	N/A	N/A	$322,924	$431,887	$255	*	$(2,983)	*
* Not required for smaller reporting companies
(1)    Compensation actually paid is defined in Item 402(v)(2)(iii) of Regulation S-K. The following table details the applicable adjustments that were made to determine compensation actually paid”:
(2)    During 2021 through March 31, 2022, our PEO was Jeffrey E. Eberwein, and Richard K. Coleman, Jr. was appointed as Chief Executive Officer and PEO effective as of April 1, 2022.
(3)    The non-PEO NEOs in the 2023 reporting year were David J. Noble and Thatcher Butcher. The non-PEO NEOs in the 2022 reporting year were David J. Noble and Martin Shirley. The non-PEO NEOs in the 2021 reporting year were David J. Noble and Matthew G. Molchan.
(4)    Total Shareholder Return assumes $100 was invested on December 31, 2020.

Analysis of the Information Presented in the Pay Versus Performance Table
As described in more detail in “Executive Compensation” above, the Company’s executive compensation practices reflect a comprehensive assessment of several compensation components, including actual financial performance of the business. While the Company utilizes several performance measures to align executive compensation with Company performance, all of those measures are not presented in the Pay Versus Performance table. Moreover, the Company generally seeks to incentivize long-term performance and, therefore, does not specifically align the Company’s performance measures with compensation that is actually paid (as computed in accordance with SEC rules) for a particular year. In accordance with SEC rules, the Company is providing the following descriptions of the relationships between information presented in the Pay Versus Performance table. The following charts set forth the relationship between compensation actually paid and the Company’s cumulative TSR and between compensation actually paid and the Company’s net income.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information as of March 7, 2024 regarding the beneficial ownership of our common stock by (i) each person we know to be the beneficial owner of 5% or more of our common stock, (ii) each of our current named executive officers, (iii) each of our directors, and (iv) all of our current executive officers and directors as a group. Information with respect to beneficial ownership has been furnished by each director, executive officer or 5% or more stockholder, as the case may be. The address for all executive officers and directors is c/o Star Equity Holdings, Inc., 53 Forest Avenue Suite 101, Old Greenwich, Connecticut 06870.
Percentage of beneficial ownership is calculated based on 15,848,202 shares of common stock outstanding as of March 7, 2024. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of March 7, 2024. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
5% Stockholders:
None

Named Executive Officers and Directors:
Jeffrey E. Eberwein (1)	5,137,485	30.40%
John W. Sayward (2)	100,422	0.63%
Michael A. Cunnion (3)	115,120	0.73%
Mitchell I. Quain (4)	272,936	1.72%
John Gildea (5)	177,722	1.12%
Richard K. Coleman (6)	165,400	1.04%
David J. Noble (7)	150,132	0.95%
Thatcher Butcher (8)	6,000	0.04%
All Executive Officers and Directors as a group (8 persons)(9)	6,125,217	35.99%
____________________
*     Indicates beneficial ownership of less than 1% of the outstanding common stock
(1)Includes (a) 4,062,485 shares of common stock held by Mr. Eberwein and (b) 1,075,000 shares of common stock underlying warrants exercisable within 60 days of March 7, 2024.
(2)Includes 100,422 shares of common stock held by Mr. Sayward.
(3)Includes (a) 104,320 shares of common stock held by Mr. Cunnion and (b) 10,800 shares of common stock underlying warrants exercisable within 60 days of March 7, 2024.
(4)Includes 272,936 shares of common stock held by Mr. Quain.
(5)Includes (a) 144,322 shares of common stock held by Mr. Gildea and (b) 33,400 shares underlying warrants exercisable within 60 days of March 7, 2024.
(6)Includes (a) 132,000 shares of common stock held by Mr. Coleman and (b) 33,400 shares underlying warrants exercisable within 60 days of March 7, 2024.
(7)Includes (a) 110,132 shares of common stock held by Mr. Noble and (b) 40,000 shares underlying warrants exercisable within 60 days of March 7, 2024.
(8)Includes 6,000 shares of common stock held by Mr. Butcher.
(9)Includes (a) 6,125,217 shares of common stock held by our 8 executive officers and directors and (b) 1,192,600 shares of common stock underlying the warrants exercisable within 60 days of March 7, 2024.
Securities Authorized for Issuance Under Equity Compensation Plans

	Equity Compensation Plan Information
	December 31, 2023
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)		(b) (2)	(c)
Equity compensation plans approved by security holders	405,463	(1)	$51.20	690,733	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	405,463		$51.20	690,733
____________________
(1)This amount includes the following:
•1,907 shares issuable upon the exercise of outstanding stock options under the Company’s 2004 Stock Incentive 7 Year Plan, the 2004 Stock Incentive Plan, and the 2014 Equity Incentive Award Plan (the “2014 Incentive Plan”), with a weighted-average exercise price of $36.83.
•403,556 RSUs granted under the 2014 Incentive Plan and 2018 Incentive Plan.
(2)The 2014 Incentive Plan and 2018 Incentive Plan RSUs and PSUs have been excluded from the computation of the weighted-average exercise price since these awards have no exercise price.
(3)This amount represents the number of shares available for issuance pursuant to stock options and other awards that could be granted in the future under the 2018 Incentive Plan, as amended July 31, 2020 in order to increase the number of shares authorized for issuance thereunder. The 2018 Incentive Plan allows for issuance of up to the sum of (i) 450,000 shares, plus (ii) the number of shares of common stock of the Company which remain available for grants of options or other awards under the 2014 Incentive Plan as of April 27, 2018, plus (iii) the number of shares that, after April 27, 2018, would again become available for issuance pursuant to the reserved share replenishment provisions of the 2014 Incentive Plan as a result of, stock options issued thereunder expiring or becoming unexercisable for any reason before being exercised in full, or, as a result of restricted stock being forfeited to the Company or repurchased by the Company pursuant to the terms of the agreements governing such shares (the shares described in clauses (ii) and (iii) of this sentence, the “Carryover Shares”). As of December 31, 2023, there were 63,751 Carryover Shares.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Star Equity Holdings, Inc.
As of December 31, 2023, Jeffrey E. Eberwein, the Company’s Executive Chairman, owned 4,062,485 shares of Common Stock, representing approximately 25.67% of our outstanding Common Stock. In addition, as of December 31, 2023, Mr. Eberwein owned 1,182,414 shares of Series A Preferred Stock.
Director Independence
Our board of directors has determined that each of the directors, except Messrs. Eberwein and Coleman, are independent directors (as currently defined in Rule 5605(a)(2) of the Nasdaq listing rules). In determining the independence of our directors, our board of directors considered all transactions in which the Company and any director had any interest, including those discussed above. The independent directors meet as often as necessary to fulfill their responsibilities, including meeting at least twice annually in executive session without the presence of non-independent directors and management.
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
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
In connection with the audit of the 2023 consolidated financial statements, we entered into an engagement agreement with Wolf & Company, P.C. (Boston, MA, PCAOB ID #392 (“Wolf”)) which sets forth the terms by which Wolf has performed audit and related professional services for us.
The following tables set forth the aggregate accounting fees paid by us to Wolf for the fiscal years ended December 31, 2023 and 2022.

	For the years ended December 31
Type of Fee	2023	2022
	(in thousands)
Audit Fees	$548	$515
Audit-Related Fees	—	15
Totals	$548	$530
The below fees were paid to BDO US, LLP (San Diego, CA, PCAOB ID # 243) for the fiscal year ended December 31, 2022.

	For the years ended December 31
Type of Fee	2023	2022
	(in thousands)
Audit Fees	$—	$315
Audit-Related Fees	—	42
Tax Fees	—	245
Totals	$—	$602
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

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
1.Financial Statements
The financial statements of Star Equity Holdings, Inc. listed below are set forth in Item 8 of this report for the year ended December 31, 2023:
–Report of Independent Registered Public Accounting Firm
–Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022
–Consolidated Balance Sheets at December 31, 2023 and 2022
–Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022
–Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023 and 2022
–Notes to Consolidated Financial Statements
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

3.6
Certificate of Designations, Rights and Preferences of 10% Series A Cumulative Perpetual Preferred Stock of Digirad Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 11, 2019).

3.7
Certificate of Amendment of the Restated Certificate of Incorporation of Digirad Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2020.

3.8
Certificate of Designation of Series C Participating Preferred Stock of Star Equity Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2021).

3.9
Certificate of Amendment of the Restated Certificate of Incorporation of Star Equity Holdings, Inc. (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement filed with the Commission on September 22, 2021).

3.10
Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2022).

3.11
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

3.11
4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-113760) filed with the Commission on March 19, 2004).

4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2020).

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

4.6
Rights Agreement, dated as of June 2, 2021, by and between Star Equity Holdings, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2021).

4.7	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2022).

Exhibit Number	Description
4.8	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2022).

4.9
Warrant Agent Agreement, dated January 10, 2022, between Star Equity Holdings, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2022).

4.10
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

10.2#	Digirad Corporation 2014 Equity Incentive Award Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on June 6, 2014).

10.3#	Form of 2018 Incentive Plan, as Amended of Star Equity Holdings, Inc. (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on May 18, 2023).

10.4#
Form of 2018 Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the Commission on November 6, 2018).

10.5#
Form of 2018 Incentive Plan Restricted Stock Unit Agreement (Performance Based) (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the Commission on November 6, 2018).

10.6#
Employment Agreement, by and between Digirad Corporation and David Noble, dated October 31, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 16, 2021).

10.7#
Indemnification Agreement, by and between Digirad Corporation and David Noble, dated October 25, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 5, 2018).

10.8
Consolidated Agreements, dated April 1, 2014, between DMS Health Technologies, Inc. and Philips Healthcare, a Division of Philips Electronics North America Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2017).

10.9
Amendment, dated June 9, 2015, to the Consolidated Agreements between DMS Health Technologies, Inc. and Philips Healthcare, a Division of Philips Electronics North America Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed with the Commission on November 3, 2017).

10.10
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

10.11
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

10.12
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

10.13
First Amendment to Lease, dated April 18, 2019, by and between 56 Mechanic Falls Road, LLC and KBS Builders, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2019).

10.14
Consent and Acknowledgment Agreement and Twelfth Amendment to Loan Agreement, dated as of September 10, 2019, by and among Gerber Finance Inc., KBS Builders, Inc., ATRM Holdings, Inc. and Digirad Corporation. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 11, 2019).

10.15
Third Agreement of Amendment to the Loan and Security Agreement, dated as of September 29, 2017, by and among Gerber Finance, Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.3 to ATRM Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on April 16, 2019).

Exhibit Number	Description
10.16
Fourth Agreement of Amendment to Loan and Security Agreement, dated as of July 20, 2017, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.1 to ATRM Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on April 16, 2019).

10.17
Fifth Agreement of Amendment to Loan and Security Agreement, dated as of September 29, 2017, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit10.2 to ATRM Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on April 16, 2019).

10.18
Sixth Agreement of Amendment to Loan and Security Agreement, dated as of December 22, 2017, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit10.22 to ATRM Holdings, Inc.’s Annual Report on Form 10-K filed with the Commission on April 30, 2019).

10.19
Eighth Agreement of Amendment to Loan and Security Agreement, dated as of October 1, 2018, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.25 to ATRM Holdings, Inc.’s Annual Report on Form 10-K filed with the Commission on April 30, 2019).

10.20
Ninth Agreement of Amendment to Loan and Security Agreement, dated as of February 22, 2019, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.29 to ATRM Holdings, Inc.’s Annual Report on Form 10-K filed with the Commission on April 30, 2019).

10.21
Tenth Agreement of Amendment to Loan and Security Agreement, dated as of April 1, 2019, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.30 to ATRM Holdings, Inc.’s Annual Report on Form 10-K filed with the Commission on April 30, 2019).

10.22
Fifth Agreement of Amendment to Loan and Security Agreement, dated as of April 1, 2019, by and among Gerber Finance Inc., Edgebuilder, Inc., Glenbrook Building Supply Inc., ATRM Holdings, Inc. and KBS Builders, Inc. (incorporated by reference to Exhibit 10.31 to ATRM Holdings, Inc.’s Annual Report on Form 10-K filed with the Commission on April 30, 2019).

10.23
Eleventh Agreement of Amendment to Loan and Security Agreement, dated as of April 15, 2019, by and among Gerber Finance Inc., KBS Builders, Inc. and ATRM Holdings, Inc. (incorporated by reference to Exhibit 10.39 to ATRM Holdings, Inc.’s Annual Report on Form 10-K filed with the Commission on April 30, 2019).

10.24
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

10.27
Thirteenth Amendment to Loan and Security Agreement, dated January 31, 2020, by and among Gerber Finance Inc., KBS Builders, Inc. ATRM Holdings, Inc., and Digirad Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2020).

10.28
First Amendment to Loan and Security Agreement, dated February 20, 2020, by and among Star Real Estate Holdings USA, Inc., 300 Park Street, LLC, 947 Waterford Road, LLC, 56 Mechanic Falls Road, LLC and Gerber Finance Inc (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed with the Commission on March 9, 2020).

10.29
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

Exhibit Number	Description
10.30
Second Amendment to Loan and Security Agreement, dated April 30, 2020, by and among Star Real Estate Holdings USA, Inc., 300 Park Street, LLC, 947 Waterford Road, LLC, 56 Mechanic Falls Road, LLC and Gerber Finance Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2020).

10.31
Fifteenth Amendment to Loan and Security Agreement dated April 1, 2020, between KBS Builders, Inc. and Gerber Finance Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2020).

10.32
Second Amendment to Loan and Security Agreement, dated July 1, 2020, by and among Gerber Finance Inc., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2020).

10.33
Sixteenth Amendment to Loan and Security Agreement, dated January 5, 2021, by and among Gerber Finance Inc., KBS Builders, Inc., ATRM Holdings, Inc., and Star Equity Holdings, Inc. (incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2021).

10.34
Seventeenth Amendment to Loan and Security Agreement, dated February 26, 2021, by and among Gerber Finance Inc., KBS Builders, Inc., ATRM Holdings, Inc., and Star Equity Holdings, Inc. (incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2021).

10.35
Third Amendment to Loan and Security Agreement, dated January 31, 2020, by and among Gerber Finance Inc., Star Real Estate Holdings USA, Inc., 300 Park Street, LLC, 947 Waterford Road, LLC, and 56 Mechanic Falls Road, LLC. (incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2021).

10.36
Third Amendment to Loan and Security Agreement, dated January 31, 2020, by and among Gerber Finance Inc., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc. (incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2021).

10.37
Gerber KBS Eighteenth Amendment to Loan and Security Agreement, dated July 30, 2021, by and among Gerber Finance Inc., KBS Builders, Inc., ATRM Holdings, Inc., and Star Equity Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2021).

10.38
Gerber EBGL Fourth Amendment to Loan and Security Agreement, dated July 30, 2021, by and among Gerber Finance Inc., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2021).

10.39
Gerber EBGL Amended and Restated Promissory Note, dated July 30, 2021, by and among EdgeBuilder, Inc., and Glenbrook Building Supply, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2021).

10.40
Gerber EBGL Fifth Amendment to Loan and Security Agreement, dated October 21, 2021, by and among Gerber Finance Inc., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2021).

10.41
Gerber EBGL Sixth Amendment to Loan and Security Agreement, dated January 20, 2022, by and among Gerber Finance Inc., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc. (incorporated by reference to Exhibit 10.89 to the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2022).

10.42
Gerber EBGL Seventh Amendment to Loan and Security Agreement, dated March 8, 2022, by and among Gerber Finance Inc., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc. (incorporated by reference to Exhibit 10.90 to the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2022).

10.43
Gerber KBS Nineteenth Amendment to Loan and Security Agreement, dated March 8, 2022, by and among Gerber Finance Inc. and KBS Builders, Inc. (incorporated by reference to Exhibit 10.91 to the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2022).

10.44#
Employment Agreement, dated as of March 31, 2022 between Star Equity Holdings, Inc. and Richard K. Coleman, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2022).

10.45#
Separation Agreement and Release between the Company and Matthew G. Molchan, dated April 19, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2022).

Exhibit Number	Description
10.46	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2022).

10.47	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2022).

10.48
Warrant Agent Agreement, dated January 10, 2022, between Star Equity Holdings, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 25, 2022).

10.49
eCapital EBGL Eighth Amendment to Loan and Security Agreement, dated August 11, 2022, by and among eCapital Asset Based Lending Corp., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 12, 2022).

10.50#	2022 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 31, 2022).

10.51
eCapital EBGL Ninth Amendment to Loan and Security Agreement, dated September 1, 2022, by and among eCapital Asset Based Lending Corp., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2022).

10.52
eCapital KBS Twentieth Amendment to Loan and Security Agreement, dated September 27, 2022, by and eCapital Asset Based Lending Corp. and KBS Builders, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2022).

10.53
eCapital EBGL Eleventh Amendment to Loan and Security Agreement, dated December 31, 2022, by and among eCapital Asset Based Lending Corp., EdgeBuilder, Inc., and Glenbrook Building Supply, Inc. (incorporated by reference to Exhibit 10.104 to the Company’s Annual Report on Form 10-K filed with the Commission on March 15, 2023).

10.54
eCapital KBS Twenty-First Amendment to Loan and Security Agreement, dated December 31, 2022, by and among eCapital Asset Based Lending Corp. and KBS Builders, Inc. (incorporated by reference to Exhibit 10.105 to the Company’s Annual Report on Form 10-K filed with the Commission on March 15, 2023).

10.55
Fourth Amendment to Loan and Security Agreement, dated December 31, 2022, by and among Gerber Finance Inc., Star Real Estate Holdings USA, Inc., 300 Park Street, LLC, 947 Waterford Road, LLC, and 56 Mechanic Falls Road, LLC. (incorporated by reference to Exhibit 10.106 to the Company’s Annual Report on Form 10-K filed with the Commission on March 15, 2023).

10.56
Asset Purchase Agreement by and among Glenbrook Building Supply Inc., Big Lake Lumber Inc. and Ray Klindworth and Paul Fridgen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 2, 2023).

10.57
Revolving Credit Loan Agreement and Promissory Note by and between Glenbrook Building Supply, Inc. EdgeBuilder, Inc., and Premier Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2023.

10.58
Stock Purchase and Contribution Agreement by and among Star Equity Holdings, Inc., Digirad Health, Inc., TTG Imaging Solutions, LLC and Insignia TTG Parent, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 5, 2023).

10.59*	Lease Agreement, dated November 1, 2023, by and between Glenbrook Building Supply, Inc.. and 791 Rose Drive, LLC.

21.1*	Subsidiaries of Star Equity Holdings, Inc.

23.1*	Consent of Wolf & Company, P.C., Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page of this Form 10-K).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Star Equity Holdings, Inc. Compensation Clawback Policy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2023).

Exhibit Number	Description
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan.

*	Filed herewith.

+	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Star Equity Holdings, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filings.
ITEM 16.FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR EQUITY HOLDINGS, INC.

Dated:	March 22, 2024	By:	/S/ RICHARD K. COLEMAN, JR.
		Name:	Richard K. Coleman, Jr.
		Title:	Chief Executive Officer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ JEFFREY E. EBERWEIN	Executive Chairman of the Board of Directors	March 22, 2024
Jeffrey E. Eberwein
/S/ RICHARD K. COLEMAN, JR.	Chief Executive Officer	March 22, 2024
Richard K, Coleman, Jr.	(Principal Executive Officer)
/S/ DAVID J. NOBLE	Chief Financial Officer	March 22, 2024
David J. Noble	(Principal Financial and Accounting Officer)
/S/ MITCHELL I. QUAIN	Director	March 22, 2024
Mitchell I. Quain
/S/ MICHAEL A. CUNNION	Director	March 22, 2024
Michael A. Cunnion
/S/ JOHN W. SAYWARD	Director	March 22, 2024
John W. Sayward
/S/ JOHN W. GILDEA	Director	March 22, 2024
John W. Gildea