Form 10-Q
period 2024-03-31
STAR EQUITY HOLDINGS, INC.
filed 2024-05-20
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒
As of May 15, 2024, the registrant had 15,848,202 shares of Common Stock ($0.0001 par value) outstanding.

STAR EQUITY HOLDINGS, INC.

Important Information Regarding Forward-Looking Statements
Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations, and projections regarding our business strategies, market potential, future financial performance, industry, and other matters. This includes, in particular, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, as well as other portions of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause our actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. The most significant of these risks, uncertainties, and other factors are described in “Item 1A — Risk Factors” of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission on March 22, 2024. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except for per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Building Solutions**	$9,118	$12,346
Total revenues	9,118	12,346

Cost of revenues:
Building Solutions**	7,440	8,017
Investments	104	63
Total cost of revenues	7,544	8,080

Gross profit	1,574	4,266

Operating expenses:
Selling, general and administrative	4,094	3,684
Amortization of intangible assets	442	430
Total operating expenses	4,536	4,114

Income (loss) from continuing operations	(2,962)	152

Other income (expense):
Other income (expense), net	399	(109)
Interest income (expense), net	374	(27)
Total other income (expense), net	773	(136)

Income (loss) before income taxes from continuing operations	(2,189)	16
Income tax benefit (provision) from continuing operations	(35)	—
Income (loss) from continuing operations, net of tax	(2,224)	16
Income (loss) from discontinued operations, net of tax (Note 2)	—	419
Net income (loss)	(2,224)	435
Dividend on Series A perpetual preferred stock	(479)	(479)
Net income (loss) attributable to common shareholders	$(2,703)	$(44)

Net income (loss) per share
Net income (loss) per share, continuing operations
Basic and Diluted*	$(0.14)	$—
Net income (loss) per share, discontinued operations
Basic and Diluted*	$—	$0.03
Net income (loss) per share
Basic and Diluted*	$(0.14)	$0.03
Net income (loss) per share, attributable to common shareholders
Basic and Diluted*	$(0.17)	$—
Weighted-average common shares outstanding
Basic and Diluted*	15,842	15,516

Dividends declared per share of Series A perpetual preferred stock	$0.25	$0.25
*Earnings per share may not add due to rounding
**Formerly known as Construction
See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2024 (unaudited)	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$14,662	$18,326
Restricted cash	615	620
Investments in equity securities	5,575	4,838
Lumber derivative contracts	—	19
Accounts receivable, net of allowances of $206 and $191, respectively	4,584	6,004
Note receivable, current portion	399	399
Inventories, net	4,720	3,420
Other current assets	829	1,180
Assets held for sale	4,295	4,346
Total current assets	35,679	39,152
Property and equipment, net	3,537	3,482
Operating lease right-of-use assets, net	1,371	1,470
Intangible assets, net	12,067	12,518
Goodwill	4,438	4,438
Cost method investment	6,000	6,000
Notes receivable	8,528	8,427
Other assets	29	9
Total assets	$71,649	$75,496

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,503	$1,571
Accrued liabilities	1,028	1,506
Accrued compensation	1,018	1,772
Accrued warranty	45	44
Lumber derivative contracts	1	—
Deferred revenue	1,696	1,377
Short-term debt	1,924	2,019
Operating lease liabilities	411	403
Finance lease liabilities	35	42
Total current liabilities	7,661	8,734
Deferred tax liabilities	320	318
Operating lease liabilities, net of current portion	995	1,102
Finance lease liabilities, net of current portion	34	43
Total liabilities	9,010	10,197

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized: Series A Preferred Stock, 8,000,000 shares authorized, liquidation preference ($10.00 per share), 1,915,637 shares issued and outstanding at March 31, 2024. (Liquidation preference: $18,988,390 as of March 31, 2024 and December 31, 2023.)	18,988	18,988
Series C Preferred stock, $0.0001 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 50,000,000 shares authorized; 15,848,202 and 15,826,217 shares issued and outstanding (net of treasury shares) at March 31, 2024 and December 31, 2023, respectively	2	2
Treasury stock, at cost; 258,849 shares at March 31, 2024 and December 31, 2023, respectively	(5,728)	(5,728)
Additional paid-in capital	159,690	160,126
Accumulated deficit	(110,313)	(108,089)
Total stockholders’ equity	62,639	65,299
Total liabilities and stockholders’ equity	$71,649	$75,496
See accompanying notes to the unaudited condensed

consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income (loss)	$(2,224)	$435
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation of property and equipment	246	414
Amortization of intangible assets	442	430
Non-cash lease expense	100	349
Provision for bad debt, net	(24)	28
Stock-based compensation	58	102
Amortization of loan issuance costs	—	28
Gain on sale of assets	—	(35)
Deferred income taxes	2	—
Unrealized (gain) loss on equity securities and lumber derivatives	(208)	(45)
Changes in operating assets and liabilities:
Accounts receivable	1,443	2,729
Inventories	(1,300)	584
Other assets	158	413
Accounts payable	(68)	694
Accrued compensation	(754)	323
Deferred revenue and billings in excess of costs and estimated profit	330	(449)
Operating lease liabilities	(108)	(357)
Other liabilities	(478)	(511)
Net cash provided (used) by operating activities	(2,385)	5,132

Investing activities
Purchases of property and equipment	(244)	(136)
Proceeds from sale of property and equipment	—	3
Purchases of equity securities	(509)	(85)
Note receivable repayments	74	—
Net cash provided (used) by investing activities	(679)	(218)

Financing activities
Proceeds from borrowings	4,596	23,299
Repayment of debt	(4,691)	(26,606)
Taxes paid related to net share settlement of equity awards	(15)	—
Repayment of obligations under finance leases	(16)	(139)
Preferred stock dividends paid	(479)	(479)
Net cash provided (used) by financing activities	(605)	(3,925)
Net increase in cash, cash equivalents, and restricted cash including cash within discontinued operations	(3,669)	989
Less: net increase (decrease) in cash classified within discontinued operations	—	371
Net increase (decrease) in cash, cash equivalents, and restricted cash	(3,669)	618
Cash, cash equivalents, and restricted cash at beginning of period	18,946	4,519
Cash, cash equivalents, and restricted cash at end of period	$15,277	$5,137

Reconciliation of cash, cash equivalents, and restricted cash at end of period
Cash and cash equivalents	$14,662	$4,996
Restricted cash	615	141
Cash, cash equivalents, and restricted cash at end of period	$15,277	$5,137
Supplemental Information
Cash paid during the period for interest	$20	$328
Cash paid during the period for income taxes	$34	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	1,916	$18,988	15,826	$2	$(5,728)	$160,126	$(108,089)	$65,299
Stock-based compensation	—	—	—	—	—	58	—	58
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	22	—	—	(15)	—	(15)
Dividends to holders of preferred stock ($0.25 per share)	—	—	—	—	—	(479)	—	(479)
Net income (loss)	—	—	—	—	—	—	(2,224)	(2,224)
Balance at March 31, 2024	1,916	$18,988	15,848	$2	$(5,728)	$159,690	$(110,313)	$62,639

	Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1,916	$18,988	15,178	$1	$(5,728)	$161,715	$(133,221)	$41,755
Stock-based compensation	—	—	—	—	—	102	—	102
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	15	—	—	—	—	—
Dividends to holders of preferred stock ($0.25 per share)	—	—	—	—	—	(479)	—	(479)
Net income (loss)	—	—	—	—	—	—	435	435
Balance at March 31, 2023	1,916	$18,988	15,193	$1	$(5,728)	$161,338	$(132,786)	$41,813
See accompanying notes to unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation and Significant Policies
Basis of Presentation
The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements are unaudited and do not contain all the information required by U.S. generally Accepted Accounting Principles (“GAAP”) to be included in a full set of financial statements. The unaudited condensed Consolidated Balance Sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited consolidated financial statements for our fiscal year ended December 31, 2023, filed with the SEC on Form 10-K on March 22, 2024, include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations, cash flows, and balance sheets for such periods have been included in this Form 10-Q. All such adjustments related to continuing operations are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of continuing operations for the entire year.
The Company
Star Equity Holdings, Inc. (“Star Equity,” the “Company,” “we,” or “our”) is a multi-industry diversified holding company with two divisions: Building Solutions (formerly known as Construction) and Investments. We previously had a Healthcare division which was sold on May 4, 2023, as further described in Note 2. “Discontinued Operations”. Our common stock and preferred stock are listed on the NASDAQ Global Market exchange as “STRR” and “STRRP,” respectively.
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
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. We limit our exposure to credit loss by generally placing cash in high credit quality financial institutions or in major money market mutual funds offered through brokerage firms. Some of our cash balances are maintained at major banking institutions in the United States, a portion of which may, from time to time, exceed the regulatory limit of $250,000 insured by the Federal Deposit Insurance Corporation (FDIC). We have not experienced any credit losses associated with our cash balances. Additionally, we have established guidelines regarding diversification of our investments and their maturities, which are designed to maintain principal and maximize liquidity. As of March 31, 2024, we had $0.2 million of cash in excess of FDIC insured limits.
New Accounting Standards To Be Adopted
No new accounting standards were issued in the quarter ended March 31, 2024 that are expected to have a material impact on our financial statements.
Reclassifications
Certain balances in the audited consolidated financial statements for our fiscal year ended December 31, 2023 have been reclassified to conform with the current period presentation. Specifically, we have reclassified $4.3 million of net property and equipment to assets held for sale for comparability purposes (see Note 17. “Subsequent Events”).

Note 2. Discontinued Operations
On May 4, 2023, we entered into a Stock Purchase and Contribution Agreement (the “Purchase Agreement”), by and among the Company, Digirad Health Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Digirad Health”), TTG Imaging Solutions, LLC, a Pennsylvania limited liability company (“TTG”), and TTG’s parent, Insignia TTG Parent LLC, a Delaware limited liability company (the “Parent”). Pursuant to the Purchase Agreement, (i) TTG purchased 85% of the issued and outstanding shares of Digirad Health, on the terms and subject to the conditions set forth therein and (ii) the Company contributed to Parent 15% of the issued and outstanding shares of stock of Digirad Health (the “Contributed Shares”) in exchange for New Units (as defined in the Purchase Agreement) of Parent (the “TTG Transaction”). The total aggregate consideration payable to the Company for the TTG Transaction was $40 million, comprised of $19.7 million ($27 million less payoff of debt to Webster Bank (see Note 8. “Debt”) and transaction costs) in cash, a $7 million promissory note (see Note 5. “Supplemental Balance Sheet Information”), and $6 million of New Units in the Parent (see Note 5. “Supplementary Balance Sheet Information”). The Company completed the sale of Digirad Health simultaneously with entering into the Purchase Agreement.
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
The following table presents financial results of our Healthcare division for the three months ended March 31, 2024 and 2023 (in thousands).

	Three Months Ended March 31,
	2024	2023
Total revenues	$—	$13,359
Total cost of revenues	—	10,032
Gross profit	—	3,327

Operating expenses:
Selling, general and administrative	—	2,748
Total operating expenses	—	2,748

Income (loss) from discontinued operations	—	579

Other (expense) income, net	—	8
Interest expense, net	—	(168)
Income (loss) from discontinued operations before income taxes	—	419
Income tax benefit (provision)	—	—
Income (loss) from discontinued operations	$—	$419

The following table presents the significant operating, investing and financing activities from discontinued operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income (loss) from discontinued operations	$—	$419
Depreciation	—	272
Non-cash lease expense	—	273
Write-off of borrowing costs	—	10
Share-based compensation	—	1
(Gain) Loss on disposal of assets	—	219
Provision for bad debt	—	11
Deferred income taxes	—	(176)
Accounts receivable	—	396
Inventory	—	(252)
Other assets	—	119
Accounts payable	—	649
Accrued compensation	—	574
Deferred revenue	—	(135)
Operating lease liabilities	—	(289)
Other liabilities	—	(904)
Net cash provided by (used in) operating activities	—	1,187
Net cash provided by (used in) investing activities	—	(107)
Net cash provided by (used in) financing activities	—	(709)
Net increase (decrease) in cash and cash equivalents and restricted cash	$—	$371
Following is the reconciliation of purchase price (including a working capital adjustment) to the total gain recognized in income from discontinued operations from the second quarter of 2023 through March 31, 2024 (in thousands):

Proceeds of the disposition, net of transaction costs and indebtedness payoff	$32,756
Assets of the businesses	(24,071)
Liabilities of the businesses	18,069
Pre-tax gain on the disposition	$26,754
Note 3. Revenue
Disaggregation of Revenue
The following tables present our continuing revenues disaggregated by major source for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Building Solutions	Total	Building Solutions	Total
Major Goods/Service Lines
Building Solutions Revenue from Contracts with Customers	$9,118	$9,118	$12,346	$12,346
Total Revenues	$9,118	$9,118	$12,346	$12,346

Timing of Revenue Recognition
Services and goods transferred at a point in time	9,118	9,118	12,346	12,346
Total Revenues	$9,118	$9,118	$12,346	$12,346

Deferred Revenue
Changes in deferred revenue, which consist primarily of customer deposits, for the three months ended March 31, 2024 are as follows (in thousands):

Balance at December 31, 2023	$1,377
Revenue recognized that was included in balance at beginning of the year	(1,211)
Deferred revenue, net, related to contracts entered into during the year	1,530
Balance at March 31, 2024	$1,696
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
The following table sets forth the reconciliation of shares used to compute basic and diluted net income (loss) per share for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Numerator:
Income (loss) from continuing operations, net of tax	$(2,224)	$16
Income (loss) from discontinued operations, net of tax (Note 2)	—	419
Net income (loss)	(2,224)	435
Dividend on Series A perpetual preferred stock	(479)	(479)
Net income (loss) attributable to common shareholders	$(2,703)	$(44)

Denominator:
Weighted average common shares outstanding	15,842	15,191
Weighted average prefunded warrants outstanding	—	325
Weighted average shares outstanding - basic and diluted	15,842	15,516
Antidilutive common stock equivalents are excluded from the computation of diluted income (loss) per share. The computation of diluted earnings per share excludes stock options, RSUs, and stock warrants that are antidilutive. The following common stock equivalents were antidilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options	—	2
Restricted stock units	85	80
Stock warrants	11,865	11,865
Total	11,950	11,947

Note 5. Supplementary Balance Sheet Information
Inventories
The components of inventories are as follows (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$1,456	$1,394
Work-in-process	414	410
Finished goods	2,850	1,616
Total inventories	4,720	3,420
Less reserve for excess and obsolete inventories	—	—
Total inventories, net	$4,720	$3,420
Property and Equipment
Property and equipment consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Land	$548	$548
Buildings and leasehold improvements	1,063	1,063
Machinery and equipment	3,709	3,474
Gross property and equipment	5,320	5,085
Accumulated depreciation	(1,783)	(1,603)
Total property and equipment, net	$3,537	$3,482
As of March 31, 2024, the non-operating land and buildings, held for investments, had a carry value of $1.0 million and was included within property and equipment on the condensed Consolidated Balance Sheet.
Warranty Reserves
Within our Building Solutions division, KBS Builders, Inc. (“KBS”) provides a limited assurance warranty on its residential homes that covers substantial defects in materials or workmanship for a period of 12 months after delivery to the owner. EdgeBuilder, Inc. (“EdgeBuilder”) provides a limited warranty on the sale of its wood foundation products that covers leaks resulting from defects in workmanship for a period of twenty-five years. Estimated warranty costs are accrued in the period that the related revenue is recognized.
Notes Receivable
Notes receivable consists of the following principal and interest balances as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
	Principal and interest	Principal and interest
TTG Note	$7,634	$7,459
MDOS Note	1,117	1,192
KBS Customer Note	176	176
	$8,927	$8,827
As a part of the TTG Transaction described further in Note 2. “Discontinued Operations,” a $7 million promissory note was entered into which represents an unsecured note receivable on our balance sheet. The note has a maturity date of May 3, 2029 with payment-in-kind (non-cash) interest on the outstanding principal balance hereof to accrue at the Interest Rate. The full balance is scheduled to be paid at the maturity date. The Interest Rate is defined as (i) during the period from the date of issuance of the note through the third anniversary of the date of issuance of the note, a per annum rate equal to the sum of (x) 5.0% per annum plus (y) the greater of 5.0% per annum and the weighted average term SOFR-based interest rate of outstanding loans under the Senior Loan Agreement (as defined in the Purchase Agreement) during such period, and (ii) during the period following the third anniversary of the date of issuance of the note, a per annum rate equal to the sum of (x) 5.0% per annum plus (y) the greater of 7.0% per annum and the weighted average term SOFR-based interest rate of outstanding loans under the Senior Loan Agreement during such period.

In 2021 we completed the sale of MD Office Solutions in exchange for a secured promissory note (the “MDOS Note”). This note, the principal of which is approximately $1.1 million at March 31, 2024, is included in “Notes receivable, current portion” and “Notes receivable” in our Consolidated Balance Sheet at March 31, 2024 for $0.2 million and $0.9 million, respectively. The MDOS Note requires quarterly installments of $74 thousand and incurs interest at a fixed rate of 5.0% through maturity in 2028.
In 2023, KBS issued a promissory note to a customer, incurring 12% interest per annum (the “KBS Customer Note”). The KBS Customer Note, which has a maturity date with full payment due of September 19, 2024, is included in “Notes receivable, current portion” in the Consolidated Balance Sheets at March 31, 2024.
Cost Method Investment
As a part of the sale of Digirad Health, we received $6.0 million in the common equity of TTG Parent LLC. We have elected the measurement alternative under ASC 321. The measurement alternative election allows for equity securities that do not have readily determinable fair values to be recorded at cost, with adjustments for impairment and certain observable price changes reflected in earnings. Such securities are adjusted to fair value when an observable price change occurs or impairment is identified. No such impairments were noted as of March 31, 2024.
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
The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$116	$116

Finance lease cost:
Amortization of finance lease assets	$21	$35
Interest on finance lease liabilities	1	5
Total finance lease cost	$22	$40
Supplemental cash flow information related to leases from continuing operations was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$100	$95
Operating cash flows from finance leases	$1	$5
Financing cash flows from finance leases	$16	$44

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$—
Supplemental balance sheet information related to leases was as follows:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (in years)
Operating leases	3.9	4.3
Finance leases	2.2	2.2

Weighted average discount rate
Operating leases	5.41%	5.46%
Finance leases	5.86%	5.86%

We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of March 31, 2024 were as follows (in thousands):

	Operating Leases	Finance Leases
2024 (excludes the three months ended March 31, 2024)	$352	$33
2025	477	25
2026	387	16
2027	92	1
2028	94	—
2029 and thereafter	112	—
Total future minimum lease payments	1,514	75
Less amounts representing interest	108	6
Present value of lease obligations	$1,406	$69
Lessor
Prior to the sale of our Healthcare business on May 4, 2023, we generated lease income in the Healthcare segment from equipment rentals to customers. Rental contracts were structured as either a weekly or monthly payment arrangement and were accounted for as operating leases. Revenues were recognized on a straight-line basis over the term of the rental. During the three months ended March 31, 2023 our lease contracts were mainly month-to-month contracts.
Note 7. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Financial Accounting Standards Board’s authoritative guidance for fair value measurements establishes a three-level hierarchy based upon the inputs to the valuation model of an asset or liability. Level 1 inputs are quoted prices in active markets for identical assets; Level 2 inputs are inputs other than quoted prices that are significant and observable; and Level 3 inputs are significant unobservable inputs to be used in situations where markets do not exist or are illiquid. The following table presents information about our financial assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Equity securities	$5,575	$—	$—	$5,575
Lumber derivative contracts	(1)	—	—	(1)
Total	$5,574	$—	$—	$5,574

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Equity securities	$4,838	$—	$—	$4,838
Lumber derivative contracts	19	—	—	19
Total	$4,857	$—	$—	$4,857
The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on March 31, 2024 and December 31, 2023, respectively, and recorded in “Investments in equity securities” in the condensed Consolidated Balance Sheets. During the three months ended March 31, 2024 and 2023, we recorded an unrealized gain of $228 thousand and $2 thousand, respectively, resulting from market fluctuations, recorded in other income (expense), net in the condensed Consolidated Statements of Operations.

We may enter into lumber derivative contracts in order to protect our gross profit margins from fluctuations caused by lumber price volatility. Such contracts, which are generally entered into to protect the gross margins on our wall panel contracts at EdgeBuilder and Glenbrook Building Supply, Inc. (“Glenbrook” and referred to jointly with EdgeBuilder as “EBGL”), are recorded within current assets or liabilities in the condensed Consolidated Balance Sheets. For the three months ended March 31, 2024 and 2023, we recorded a net loss of $4 thousand and $46 thousand, respectively, in the cost of goods sold in the condensed Consolidated Statements of Operations. As of March 31, 2024, we had a net long (buying) position of 412,500 board feet under 15 lumber derivatives contracts. As of December 31, 2023, we had a net long (buying) position of 605,000 board feet under 22 lumber derivatives contracts.
Gains and losses from lumber derivative contracts are recorded in cost of goods sold of the condensed Consolidated Statements of Operations and included the following for the three months ended March 31, 2024 and 2023, respectively:

	March 31, 2024	March 31, 2023
Unrealized gain (loss) on lumber derivatives	$(20)	$(43)
Realized gain (loss) on lumber derivatives	16	89
Total gain (loss) on lumber derivatives	$(4)	$46
Gains and losses from investments in equity securities are recorded in other income (expense) of the condensed Consolidated Statements of Operations and included the following for the three months ended March 31, 2024 and 2023, respectively:

	March 31, 2024	March 31, 2023
Unrealized gain (loss) on equity securities	$228	$2
Realized gain (loss) on equity securities	—	—
Total gain (loss) on equity securities	$228	$2

Note 8. Debt
A summary of debt as of March 31, 2024 and December 31, 2023 is as follows (dollars in thousands):

	March 31, 2024		December 31, 2023
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - Premier	$1,924	9.25%	$2,019	9.25%
Total Short-term Revolving Credit Facilities	$1,924	9.25%	$2,019	9.25%
Total Short-term debt	$1,924	9.25%	$2,019	9.25%
Premier Facility
On August 16, 2023, EdgeBuilder and Glenbrook (referred to herein as the “EBGL Borrowers”), entered into a Revolving Credit Loan Agreement with Premier Bank (“Premier”), which was subsequently amended on December 5, 2023 to provide the EBGL Borrowers with a working capital line of credit of up to $6.0 million (the “Premier Loan Agreement”). Availability under the Premier Loan Agreement is based on a formula tied to the EBGL Borrowers’ eligible accounts receivable, inventory and equipment. Borrowings under the Premier Loan Agreement bear interest at the prime rate plus 0.75% (and a minimum interest rate of 6.75%), with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement expires on December 5, 2024 but may be extended from time to time at the request of the EBGL Borrowers, subject to approval by Premier. The EBGL Borrowers’ obligations under the Premier Loan Agreement are guaranteed by the Company and secured by all of their inventory, equipment, accounts and other intangibles. As of March 31, 2024, availability under the Premier Loan Agreement was approximately $2.2 million.
Financial covenants associated with the Premier Loan Agreement require that the EBGL Borrowers maintain (a) a debt service coverage ratio for any calendar year of less than 1.25; (b) a debt-to-equity ratio at the end of each calendar year in excess of 1.65; (c) a fixed charge coverage ratio at the end of each calendar year of less than 1.10; (d) working capital of at least $2 million; and (e) a current ratio of at least 1.50. As of December 31, 2023, the EBGL Borrowers were not in compliance with the annual Premier Loan Agreement covenants. The EBGL Borrowers have obtained a waiver from Premier for the annual covenant breach as of December 31, 2023.

Webster Credit Facility
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “Webster Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers, the Company, as guarantor, and Sterling National Bank (“Sterling”). On February 1, 2022, Sterling became part of Webster Bank, N.A. (“Webster”), and Webster became the successor in interest to the Webster Loan Agreement. The Webster Loan Agreement was also subject to a limited guarantee by Mr. Eberwein, the Executive Chairman of our board of directors.
The Webster Loan Agreement was a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for revolving loans (the “Webster Credit Facility”). In connection with the sale of our Healthcare business on May 4, 2023, we paid all amounts due and closed the Webster Credit Facility.
eCapital Credit Facilities
The EBGL Borrowers were parties to a Loan and Security Agreement with eCapital Asset Based Lending Corp. (“eCapital”) providing for a $4.0 million credit facility with a maturity date of June 2023 and an auto-renewal of one year thereafter. KBS was a party to a Loan and Security Agreement with eCapital, providing up to $4.0 million in working capital, which was scheduled to mature and renew automatically for a period of one year moving forward. During the second quarter of 2023, we closed these two credit facilities and have no remaining debt balance with eCapital.
eCapital Term Loan
We and certain of our Investments subsidiaries were party to a Loan and Security Agreement with eCapital, as successor in interest to Gerber Finance, Inc., which provided for a credit facility with borrowing availability of up to $2.5 million, bearing interest at the prime rate plus 3.5% per annum, and maturing on January 31, 2025, unless terminated in accordance with the terms therein. During the second quarter of 2023, we closed this credit facility and have no remaining debt balance with eCapital.
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
For the three months ended March 31, 2024, we recorded an income tax expense of $35 thousand within continuing operations.
As of March 31, 2024, we had unrecognized tax benefits of approximately $0.3 million related to uncertain tax positions. Included in the unrecognized tax benefits were $0.3 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.

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
Note 11. Segments
Our reportable segments are based upon our internal organizational structure, the manner in which our operations are managed, the criteria used by our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), to evaluate segment performance, the availability of separate financial information, and overall materiality considerations. Effective as of the consummation of the sale of our Healthcare business on May 4, 2023, our business divisions are organized into the following two reportable segments, reflecting the manner in which our CODM assesses performance and allocates resources:
1.Building Solutions
2.Investments
Prior to the sale of Digirad Health on May 4, 2023, we also had a Healthcare segment.
Our reporting segments have been determined based on the nature of the products and services offered to customers or the nature of their function in the organization. We evaluate performance based on gross profit and operating income (loss). Our operating costs included in our shared service functions primarily consist of senior executive officers, finance, human resources, legal, and information technology. Star Equity shared service corporate costs have been separated from the reportable segments. Prior period presentation previously disclosed conforms to current year presentation.
Segment information for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue by segment:
Building Solutions	$9,118	$12,346
Investments	188	158
Intersegment elimination	(188)	(158)
Consolidated revenue	$9,118	$12,346

Gross profit (loss) by segment:
Building Solutions	$1,678	$4,329
Investments	84	95
Intersegment elimination	(188)	(158)
Consolidated gross profit	$1,574	$4,266

Income (loss) from operations by segment:
Building Solutions	$(898)	$1,782
Investments	44	(19)
Corporate, eliminations and other	(2,108)	(1,611)
Segment income (loss) from operations	$(2,962)	$152

Depreciation and amortization by segment:
Building Solutions	$567	$505
Investments	104	63
Star Equity corporate	17	4
Total depreciation and amortization	$688	$572

Note 12. Mergers and Acquisitions
On October 31, 2023, we acquired, through certain wholly owned subsidiaries, the assets and liabilities of Big Lake Lumber Inc. (“BLL”) for consideration consisting of cash of $2.8 million and an earn-out provision of up to $0.5 million. As a result of this transaction, EBGL expanded its market share of the Greater Minneapolis area. BLL’s operations were integrated into and became part of Glenbrook’s operations. The earn-out provision, which is accounted for as a contingent liability, is based on a specific gross profit threshold with a measurement period of two years to begin one year after the closing date of the acquisition and can potentially amount to up to $0.3 million for each of the two years, subject to certain limitations. The estimated fair value of the earn-out, which is determined using estimates of forecasted operations and other assumptions, was $0.2 million as of the acquisition date. No change to the fair value of the earn-out was recorded in Accrued Liabilities on our condensed consolidated balance sheet through March 31, 2024.
In accordance with ASC 805, we accounted for this transaction as a business combination and recorded the assets and liabilities of BLL at fair value. The fair value of the net assets acquired amounted to approximately $4.1 million at the date of acquisition, and as a result, we recorded a gain of $1.2 million on our 2023 Consolidated Statement of Operations related to the excess of the fair value of the net assets acquired over the acquisition price. This excess is referred to as a “bargain purchase.” This bargain purchase indicates that the fair value of the net assets acquired (which represents the price that the assets would be exchanged between a willing buyer and seller) was in excess of the amount for which we acquired such net assets. As a result of the bargain purchase, we reassessed the recognition and measurement of net identifiable assets acquired and determined the valuation procedures applied and resulting measurements of the net identifiable assets were appropriate. We believe the seller was motivated to complete the sale as part of its overall business strategy of exiting the market segment.
The following table sets forth the purchase price allocation of BLL to the estimated fair value of assets acquired as of the acquisition date (in thousands):

As of Acquisition date
Purchase Price
Cash Paid to Sellers	$2,770
Fair Value of Earn-out Provision	169
Total consideration	2,939

Purchase Price allocation
Inventories, net	438
Accounts receivable	578
Property and equipment	2,654
Intangible assets	900
Deferred tax liability	(461)
Fair value allocated to net assets acquired	4,109
Bargain purchase gain	$(1,170)
The following unaudited pro forma combined financial information presents our results as if the BLL acquisition had occurred at the beginning of fiscal 2023 (in thousands):

March 31, 2023
(unaudited)
Revenue	$12,901
Gross Profit	4,548
Net income (loss)	$436
Note 13. Related Party Transactions
On December 10, 2021, the Company entered into a securities purchase agreement with its Executive Chairman, Jeffrey E. Eberwein, relating to the issuance and sale of 650,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a purchase price of $3.25 per share pursuant to a private placement. As of March 31, 2024, Mr. Eberwein owned 4,062,485 shares of Common Stock, representing approximately 25.63% of our outstanding Common Stock. In addition, as of March 31, 2024, Mr. Eberwein owned 1,182,414 shares of Series A Preferred Stock.

Note 14. Perpetual Preferred Stock
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
On February 16, 2024, our board of directors declared a cash dividend to holders of our Series A Preferred Stock of $0.25 per share, for an aggregate amount of approximately $0.5 million. The record date for this dividend payment was March 1, 2024 and the payment date was March 11, 2024. As of March 31, 2024, we are current on our preferred dividend payments.
Note 15. Equity Transactions
As of March 31, 2024, of the warrants issued through the public offering we closed on May 28, 2020, 1.0 million warrants were exercised and 1.4 million warrants remained outstanding, which represents 0.7 million shares of common stock equivalents, at an exercise price of $2.25.
As of March 31, 2024, of the warrants issued through the public offering we closed on January 24, 2022, There were 10.9 million warrants outstanding at an exercise price of $1.50 and no prefunded warrants outstanding. The 0.3 million prefunded warrants were exercised at $0.01 per share in the third quarter of 2023.
Note 16. Preferred Stock Rights
On June 2, 2021, the board of directors adopted a tax benefit preservation plan in the form of a Section 382 Rights Agreement (the “382 Agreement”). The 382 Agreement is intended to diminish the risk that our ability to use our net operating loss carryforwards to reduce future federal income tax obligations may become substantially limited due to an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended. The board of directors authorized and declared a dividend distribution of one right for each outstanding share of Common Stock to stockholders of record as of the close of business on June 14, 2021. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Participating Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”), at an exercise price of $12.00 per one one-thousandth of a share of Series C Preferred Stock, subject to adjustment.
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
No rights were exercisable at March 31, 2024. There is no impact to financial results as a result of the adoption of the 382 Agreement for the three months ended March 31, 2024.

Note 17. Subsequent Events
KeyBank Facility
On April 24, 2024, KBS entered into a Loan and Security Agreement (the “Keybank Loan Agreement”) with Keybank National Association (“Keybank”) providing KBS with a working capital line of credit of up to $4.0 million, subject to the conditions and procedures set forth in the Keybank Loan Agreement. All borrowings under the Keybank Loan Agreement bear interest at the Adjusted Daily SOFR Rate (as defined in the Keybank Loan Agreement) plus 3%, with interest payable monthly and the outstanding principal balance payable on April 30, 2025 (the “Maturity Date”). The Keybank Loan Agreement also provides for certain fees payable to Keybank during its term. The initial term of the Keybank Loan Agreement expires on the Maturity Date but may be extended from time to time at the request of KBS, subject to approval by Keybank. KBS’ obligations under the Keybank Loan Agreement are guaranteed by the Company and secured by all of KBS’ inventory, equipment, accounts and other intangibles, and all proceeds of the foregoing. Simultaneous with the execution of the Keybank Loan Agreement, the Company entered into that certain Guaranty, dated April 24, 2024 (the “Guaranty”), pursuant to which the Company agreed to guarantee all amounts borrowed by KBS under the Keybank Loan Agreement.
Financial covenants require that KBS maintain a ratio of its Operating Cash Flow to its Total Fixed Charges of at least 1.25 to 1.0 measured quarterly for the preceding twelve month period, commencing with the fiscal quarter ending June 30, 2024, and for each subsequent fiscal quarter thereafter.
Sale Leaseback Agreements
On May 6, 2024, we, through our subsidiary 300 Park Street, LLC, within our investment segment, entered into a contract of purchase and sale (the "300 Park Sale and Leaseback Agreement"), pursuant to which we will consummate a sale and leaseback transaction of 300 Park Street, South Paris, Maine, (the “Maine Premises”) together with any fixtures and other items of real property situated thereon, with MAG Capital Partners Acquisition LLC. The total consideration related to the 300 Park Sale Leaseback Agreement is $6.1 million in cash, which will be paid at the closing. Expected closing date will be in the second quarter of 2024. As of March 31, 2024, the Maine Premises has a carrying value of $1.8 million and is included in Assets held for sale on the unaudited condensed consolidated balance sheet. The carrying value does not exceed the fair value less cost to sell, of which such costs are not currently estimable, however such costs are not expected to exceed $0.5 million. The 300 Park Sale and Leaseback Agreement includes customary representations, warranties, covenants, and indemnification obligations of the parties.
On May 6, 2024, we, through our subsidiary 791 Rose Drive, LLC, within our investment segment, entered into a contract of purchase and sale (the "791 Rose Sale and Leaseback Agreement"), pursuant to which we will consummate a sale and leaseback transaction of 791 Rose Drive, Big Lake, Minnesota, (the “Big Lake Premises”) together with any fixtures and other items of real property situated thereon, to HJ Development L.L.P. The total consideration related to the 791 Rose Sale and Leaseback Agreement is $2.8 million in cash, which will be paid at the closing. Expected closing date will be in the second quarter of 2024. As of March 31, 2024, the Big Lake Premises has a carrying value of $2.5 million and is included in Assets held for sale on the unaudited condensed consolidated balance sheet. The carrying value does not exceed the fair value less cost to sell, of which such costs are not currently estimable, however such costs are not expected to exceed $0.2 million. The 791 Rose Sale and Leaseback Agreement includes customary representations, warranties, covenants, and indemnification obligations of the parties.
Asset Purchase Agreement
On May 17, 2024 (the “Closing Date”), Star Equity Holdings, Inc. (the “Company”) entered into an asset purchase agreement (the “Purchase Agreement”) with Timber Technologies, Inc. (the “Seller”), pursuant to which the Company acquired substantially all of the assets used in the business of the Seller and assumed certain liabilities of the Seller, as set forth in the Purchase Agreement (the “Acquisition”).
As consideration for the Acquisition, under the Purchase Agreement, the Seller is entitled to receive consideration of up to $24.1 million, subject to certain post-closing adjustments, including an earn-out provision and a hold back to satisfy certain indemnification obligations under the Purchase Agreement. The earn-out provision of up to $4.1 million is based on Adjusted EBITDA thresholds for two successive measurement periods of twelve months, with the first measurement period ending one year after the Closing Date. If the threshold is met, an earn-out payment may be remitted to the Seller. In connection with the Acquisition, the Seller is also selling all of the Owned Real Property (as defined in the Purchase Agreement) to 106 Bremer, LLC, a wholly-owned subsidiary of the Company, pursuant to a Real Estate Sales Agreement for $3.0 million, which is expected to close within the next 30 to 60 days.
The Company’s purchase price allocation is pending the valuation of the assets acquired including goodwill and intangible assets. This valuation is incomplete as of May 20, 2024, as the Company is currently in the process of completing its assessment of valuation inputs and assumptions.

Term Loan Agreement
In connection with the completion of the Acquisition, on May 17, 2024, Timber Technologies Solutions, Inc., a wholly-owned subsidiary of the Company (the “Borrower”), entered into a Loan Agreement (the “Bridgewater Loan Agreement”) with Bridgewater Bank (“Bridgewater”) and issued a Term Promissory Note to Bridgewater in the amount of $7.0 million thereunder (the “Facility”). All borrowings under the Facility bear interest at 7.85%, with interest payable monthly and the outstanding principal balance payable on May 20, 2029 (the “Maturity Date”). The Bridgewater Loan Agreement also provides for certain fees payable to Bridgewater during its term. The Borrower’s obligations under the Facility are guaranteed by the Company and secured by all of the Borrower’s inventory, equipment, accounts and other intangibles, and all proceeds of the foregoing.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements that involve risks and uncertainties. Please see “Important Information Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes thereto for the fiscal year ended December 31, 2023, which were included in our Annual Report on Form 10-K, filed with the SEC on March 22, 2024.
The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.
Overview
Star Equity Holdings, Inc. (“Star Equity,” the “Company,” “we,” “our”) is a diversified multi-industry holding company with two divisions. Our Building Solutions division, formerly called our “Construction” division, is our largest division and operates in the construction industry, a key sector of the economy. In addition, we have an Investments division. On May 4, 2023, we completed the sale of our former healthcare division, Digirad Health, Inc. (“Digirad Health”). During the three months ended March 31, 2023, and until the sale of Digirad Health, we were organized into three divisions.
Our Building Solutions division is currently made up of three operating businesses: KBS Builders, Inc. (“KBS”), EdgeBuilder, Inc. (“EdgeBuilder”), and Glenbrook Building Supply, Inc. (“Glenbrook”), with the latter two managed together and referred to jointly as “EBGL”. KBS is based in Maine and manufactures modular buildings, typically in the single and multi-family residential segments, servicing principally the New England market. EBGL is based in the Minneapolis-Saint Paul area and principally serves the Upper Midwest region. Together, the EBGL businesses manufacture and deliver structural wall panels, primarily for multi-family residential buildings, and other engineered wood-based products. EBGL also distributes building materials from two lumberyard locations primarily focused on professional builder customers.
Our Investments division currently holds and manages our corporate-owned real estate, including two manufacturing facilities in Maine that are leased to KBS and one manufacturing facility in Minnesota that is leased to Glenbrook. The Investments division also manages internally-funded, concentrated minority investments in a number of public companies. It also holds and manages a $7 million promissory note and a $6 million private equity stake in TTG Parent LLC, the parent entity of TTG Imaging Solutions, LLC. We acquired these interests in May 2023 as a result of the sale of Digirad Health (see Note 2.
“Discontinued Operations” for further information).
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
•Introduction of new services. In the Building Solutions division, we will consider opportunities to augment our service offerings to better serve our customer base. We have done this in the New England market with our entry into the commercial multi-family segment. Other areas might include logistics, on-site installation, and manufacturing of sub-components.

•Acquisition of complementary businesses. We plan to continue to look at complementary businesses that meet our acquisition growth criteria. We believe there are many potential small public and private targets that can be acquired over time and integrated into our platform. We will also look at larger, more transformational mergers and acquisitions if we believe the appropriate mix of value, risk, and return is present for our stockholders. The timing of these potential transactions will always depend on market conditions, available capital, and valuation. In general, we want to be “value” buyers, and will not pursue any transaction unless we believe the post-transaction potential value is high for stockholders.
Current Market Conditions
The target customers for our Building Solutions division include professional home builders, general contractors, project owners, developers, and design firms. Despite a higher interest rate environment, we are continuing to see significant demand for our products, although there have been execution delays as customers finalize project financing. We have benefited from implementing both price increases and margin protection language in our contracts, which has had a positive effect on our profitability. We have experienced slower business activity over the last three quarters and related lower revenues, but believe this slowdown is temporary. Our sales pipelines continue to indicate strong potential demand for our services, but we can give no assurances as to our ability to compete for these opportunities, or the periods during which successfully negotiated projects will be completed.
Trends and Drivers
The Modular Building Institute has estimated that permanent modular construction increased as a percentage of the construction industry from 2.14% in 2015 to 6.03% as of the end of 2022. In turn, in our Building Solutions division, we continue to see a greater acceptance of offsite or prefab construction in single-family and multi-family residential building projects in our target markets. Our modular units and structural wall panels offer builders a number of benefits over traditional onsite or “stick built” construction. These include shorter time to market, higher quality, reduced waste, and potential cost savings. Additionally, technological advancements including 3D modeling software and developments in engineered wood products offer greater design flexibility for higher-end applications. The need for more affordable housing solutions also presents opportunities for the continued growth of factory-built housing.
Risks arising from global economic instability and conflicts, wars, and health crises could impact our business. In addition, the inflation caused by such events may impact demand for our products and services and our cost to provide products and services.
Discontinued Operations
As discussed in detail in Note 2. “Discontinued Operations,” we completed the sale of Digirad Health on May 4, 2023, for total aggregate consideration of $40 million, comprised of $27 million in cash, a $7 million promissory note, and $6 million of New Units of the Parent of TTG. We deemed the disposition of Digirad Health, which was our entire Healthcare business unit, to represent a strategic shift that will have a major effect on our operations and financial results. As of the date of these financial statements, the results of operations of the Healthcare business unit represent “discontinued operations” in accordance with U.S. generally Accepted Accounting Practices (“GAAP”) (ASC 205-20-45-1B). As such, the assets and liabilities, as well as the earnings, of the discontinued operation are presented separately in the unaudited condensed consolidated financial statements for all periods presented. Unless otherwise noted, discussion within the notes to the unaudited condensed consolidated financial statements and this MD&A relates to continuing operations.
Segments
Our reportable segments are based upon our internal organizational structure, the manner in which our operations are managed, the criteria used by our Chief Executive Officer / Chief Operating Decision Maker (“CODM”), to evaluate segment performance, the availability of separate financial information, and overall materiality considerations. Effective as of the consummation of the sale of Digirad Health on May 4, 2023, our business divisions are organized into the following two reportable segments, reflecting the manner in which our CODM assesses performance and allocates resources.
•Building Solutions (formerly known as our Construction division)
•Investments
Prior to the May 4, 2023 sale of Digirad Health we had an additional reportable segment for our Healthcare division.
Building Solutions
Our Building Solutions division services residential and commercial construction projects via our KBS, EdgeBuilder, and Glenbrook brands, through which we manufacture modular housing units, structural wall panels, permanent wood foundation systems and other engineered wood products, and also supplies general contractors and retail customers with building materials.

KBS is a Maine-based modular builder that started operations in 2001. Today, KBS manufactures fully custom modular homes. KBS offers products for both multi-family and single-family residential buildings leveraging an in-house engineering and design team. KBS markets its modular homes through a direct sales organization, which consists of inside sales and outside sales teams who work with a network of independent dealers, builders, and contractors, primarily in the New England states (Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont). KBS’s outside sales organization focuses on commercial building projects, and works with developers, architects, owners, and general contractors to establish the scope of work, terms of payment, and general requirements for each project. KBS’s inside sales team focuses on a network of independent dealers, builders, and contractors to accurately configure and place orders for mainly single-family residential homes. KBS’s network of independent dealers and contractors do not work with KBS exclusively, although some have KBS model homes on display at their retail centers. KBS’s backlog and pipeline, along with its market initiatives to build more student, workforce, and affordable housing, are expected to position KBS for continued growth, particularly in the multi-family segment.
EdgeBuilder is a manufacturer of structural wall panels, permanent wood foundation systems, and other engineered wood products and conducts its operations in Prescott, Wisconsin. EdgeBuilder markets its engineered structural wall panels and permanent wood foundation systems through direct salespeople and a network of builders, contractors, and developers in and around the Minneapolis-Saint Paul region. EdgeBuilder’s direct sales organization is responsible for both residential and commercial projects and works with general contractors, developers and builders to provide bids and quotes for specific projects. Our marketing efforts include participation in industry trade shows, production of product literature, and the use of sales support tools. These efforts are designed to generate sales leads for our independent builders and dealers, and direct salespeople.
Glenbrook (inclusive of Big Lake Lumber Inc. (“BLL”), acquired in 2023) is a supplier of lumber, windows, doors, cabinets, drywall, roofing, decking, and other building materials to professional builders. Glenbrook conducts its operations in Oakdale, Minnesota and Big Lake, Minnesota with an operational facility in Hudson, Wisconsin. EdgeBuilder and Glenbrook operate as one business with a single management team and we refer to them together as EBGL.
Investments
We hold three real estate assets in our portfolio, two of which we lease to our Building Solutions subsidiary, KBS, and the third of which we lease to our Building Solutions subsidiary, Glenbrook. These include their principal production facilities in South Paris, Maine and Big Lake, Minnesota, respectively. Also, we continue to expand our investment activities and have established minority positions in the equity securities of a small number of publicly traded companies, cost method investments in private companies, and notes receivable.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue and net income or loss, as well as on the value of certain assets and liabilities on our condensed Consolidated Balance Sheets. We believe that the estimates, assumptions, and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.

Results of Continuing Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	Percent of Revenues	2023	Percent of Revenues	Change from Prior Year
					Dollars	Percent *
Total revenues	$9,118	100.0%	$12,346	100.0%	$(3,228)	(26.1)%
Total cost of revenues	7,544	82.7%	8,080	65.4%	(536)	(6.6)%
Gross profit	1,574	17.3%	4,266	34.6%	(2,692)	(63.1)%
Total operating expenses	4,536	49.7%	4,114	33.3%	422	10.3%
Income (loss) from operations	(2,962)	32.5%	152	1.2%	(3,114)	(2,048.7)%
Total other income (expense)	773	8.5%	(136)	1.1%	909	668.4%
Income (loss) before income taxes	(2,189)	24.0%	16	0.1%	(2,205)	(13,781.3)%
Income tax benefit (provision)	(35)	0.4%	—	—%	(35)	—%
Net income (loss)	$(2,224)	24.4%	$16	0.1%	$(2,240)	(14,000.0)%
Percentage may not add due to rounding
Revenues
Building Solutions
Building Solutions revenue is summarized as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	Change	% Change
Building Solutions Revenue	$9,118	$12,346	$(3,228)	(26.1)%
Building Solutions revenues decreased in the first quarter of 2024 versus the first quarter of 2023 as a result of slower business activity at both KBS and EBGL. Economic headwinds, higher interest rates, and project delays contributed to the slowdown which we believe is temporary. Our backlog and sales pipeline indicate continued strong demand for new projects, although the revenue impact and timing are uncertain.
Gross Profit
Building Solutions Gross Profit
Building Solutions gross profit and margin is summarized as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Building Solutions gross profit (loss)	$1,678	$4,329	$(2,651)	(61.2)%
Building Solutions gross margin	18.4%	35.1%
Building Solutions gross profit and gross margin decreased primarily due to lower revenue as discussed above.
Investments Gross Loss
Investments gross loss is summarized as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Investments gross profit (loss)	$(104)	$(63)	$(41)	(65.1)%
Investments gross loss relates to depreciation expense associated with the three commercial facilities that we own. These consist of the two manufacturing facilities at KBS in Maine and one lumberyard/showroom at BLL in Minnesota. Depreciation expense increased in 2024 versus 2023 primarily due to the acquisition of the BLL facility in October 2023. This was partially offset by the elimination of depreciation expense related to an additional manufacturing facility in Maine that we sold in June 2023.

Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Three Months Ended March 31,				Percent of Revenues
	2024	2023	Change		2024	2023
			Dollars	Percent
Selling, general and administrative	$4,094	$3,684	$410	11.1%	44.9%	29.8%
Amortization of intangible assets	442	430	12	2.8%	4.8%	3.5%
Total operating expenses	$4,536	$4,114	$422	10.3%	49.7%	33.3%
On a consolidated basis, there was a $0.4 million increase in sales, general and administrative expenses (“SG&A”). The major drivers of this increase in the first quarter of 2024 were legal and other outside service expenses related to mergers and acquisition activity. SG&A, as a percentage of revenue, increased to 44.9% for the three months ended March 31, 2024 versus 29.8% in the prior year period.
Total Other Income (Expense)
Total other income (expense) is summarized as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Other income (expense), net	$399	$(109)
Interest income (expense), net	374	(27)
Total other income (expense), net	$773	$(136)
Other income (expenses), net, for the three months ended March 31, 2024 and 2023 is predominately comprised of unrealized gains and losses from available for sale securities recorded in our Investments division and finance costs.
Interest income (expense), net, for the three months ended March 31, 2024 increased substantially compared to 2023 due to our favorable net cash position and the seller’s note acquired as a result of the sale of Digirad Health.
Income Tax Expense
For the three months ended March 31, 2024 and 2023 we recorded a $35 thousand income tax expense and a $0 thousand income tax benefit, respectively, within continuing operations. See Note 10. “Income Taxes” within the notes to our condensed consolidated financial statements for further information related to the income taxes.
Income from Discontinued Operations
See Note 2. “Discontinued Operations” to our unaudited condensed consolidated financial statements for information regarding discontinued operations.
Liquidity and Capital Resources
Overview
Summary Cash Flows
The following table shows cash flow information for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$(2,385)	$5,132
Net cash provided by (used in) investing activities	$(679)	$(218)
Net cash provided by (used in) financing activities	$(605)	$(3,925)
Cash Flows from Operating Activities
For the three months ended March 31, 2024, net cash used in operating activities was $2.4 million, compared to $5.1 million in net cash provided by operating activities in 2023. The decrease in net cash provided by operating activities is attributable to lower results from operations, particularly in our Building Solutions division, and increased net working capital expenditures.

Cash Flows from Investing Activities
For the three months ended March 31, 2024, net cash used in investing activities was $0.7 million, an increase over 2023 net cash used in investing activities of $0.2 million, primarily attributable to increased purchases of equity securities in our Investments division.
Cash Flows from Financing Activities
For the three months ended March 31, 2024, net cash used in financing activities was $0.6 million, compared to net cash used in financing activities of $3.9 million in 2023. The decrease in cash used in financing activities relates to lower net debt repayments on our credit facilities.
Sources of Liquidity
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations. As of March 31, 2024, we had $14.7 million of cash and cash equivalents. In connection with the sale of our Healthcare business on May 4, 2023, we paid the credit facility pursuant to the Webster Loan Agreement (as defined below) in full, using some of the proceeds from that sale. We closed out all credit facilities with eCapital and paid all remaining amounts outstanding on any eCapital balances during the second quarter of 2023. As discussed in Note 8, “Debt,” we have approximately $1.9 million in debt at our EBGL business at March 31, 2024.
Common Stock Equity Offering
As of March 31, 2024, of the warrants issued through the public offering we closed on May 28, 2020, 1.0 million warrants were exercised and 1.4 million warrants remained outstanding, which represents 0.7 million shares of common stock equivalents, at an exercise price of $2.25. As of March 31, 2024, of the warrants issued through the public offering we closed on January 24, 2022, there were 10.9 million warrants and no prefunded warrants outstanding at an exercise price of $1.50 and $0.01, respectively.
See Note 15. “Equity Transactions” in the accompanying notes to the unaudited condensed consolidated financial statements for further details.
Credit Facilities
Premier Facility
On August 16, 2023, EdgeBuilder and Glenbrook (the “EBGL Borrowers”), entered into a Revolving Credit Loan Agreement with Premier Bank (“Premier”) providing the EBGL Borrowers with a working capital line of credit of up to $4.0 million, which was subsequently increased to $6.0 million pursuant to a subsequent agreement on December 5, 2023 (the “Premier Loan Agreement”). Availability under the Premier Loan Agreement is based on a formula tied to the EBGL Borrowers’ eligible accounts receivable, inventory and equipment. Borrowings under the Premier Loan Agreement bear interest at the prime rate plus 0.75% (and a minimum interest rate of 6.75%), with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement expires on December 5, 2024 but may be extended from time to time at the request of the EBGL Borrowers, subject to approval by Premier. The EBGL Borrowers’ obligations under the Premier Loan Agreement are guaranteed by the Company and secured by all of their inventory, equipment, accounts and other intangibles. $1.9 million was outstanding under the Premier Loan Agreement at March 31, 2024.
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

KeyBank Facility
On April 24, 2024, KBS entered into a Loan and Security Agreement (the “Keybank Loan Agreement”) with Keybank National Association (“Keybank”) providing KBS with a working capital line of credit of up to $4.0 million, subject to the conditions and procedures set forth in the Keybank Loan Agreement. All borrowings under the Keybank Loan Agreement bear interest at the Adjusted Daily SOFR Rate (as defined in the Keybank Loan Agreement) plus 3%, with interest payable monthly and the outstanding principal balance payable on April 30, 2025 (the “Maturity Date”). The Keybank Loan Agreement also provides for certain fees payable to Keybank during its term. The initial term of the Keybank Loan Agreement expires on the Maturity Date but may be extended from time to time at the request of KBS, subject to approval by Keybank. KBS’ obligations under the Keybank Loan Agreement are guaranteed by the Company and secured by all of KBS’ inventory, equipment, accounts and other intangibles, and all proceeds of the foregoing. Simultaneous with the execution of the Keybank Loan Agreement, the Company entered into that certain Guaranty, dated April 24, 2024, pursuant to which the Company agreed to guarantee all amounts borrowed by KBS under the Keybank Loan Agreement.
Financial covenants require that KBS maintain a ratio of its Operating Cash Flow to its Total Fixed Charges of at least 1.25:1.0 to measured quarterly for the preceding twelve months period, commencing with the fiscal quarter ending June 30, 2024, and for each subsequent fiscal quarter thereafter.
Webster Credit Facility
On March 29, 2019, the Company entered into a Loan and Security Agreement (the “Webster Loan Agreement”) by and among certain subsidiaries of the Company, as borrowers, the Company, as guarantor, and Sterling National Bank (“Sterling”). On February 1, 2022, Sterling became part of Webster Bank, N.A. (“Webster”), and Webster became the successor in interest to the Webster Loan Agreement. The Webster Loan Agreement was also subject to a limited guarantee by Mr. Eberwein, the Executive Chairman of our board of directors.
The Webster Loan Agreement was a five-year credit facility maturing in March 2024, with a maximum credit amount of $20.0 million for revolving loans (the “Webster Credit Facility”). In connection with the sale of our Healthcare business on May 4, 2023, we paid all amounts due and closed the Webster Credit Facility.
eCapital Credit Facilities
The EBGL Borrowers were parties to a Loan and Security Agreement with eCapital Asset Based Lending Corp. (“eCapital”) providing for a $4.0 million credit facility with a maturity date of June 2023 and an auto-renewal of one year thereafter. KBS was a party to a Loan and Security Agreement with eCapital, providing up to $4.0 million in working capital, which was scheduled to mature and renew automatically for a period of one year moving forward. During the second quarter of 2023, we closed these two credit facilities and have no remaining debt balance with eCapital.
eCapital Term Loan
We and certain of our Investments subsidiaries were party to a Loan and Security Agreement with eCapital, as successor in interest to Gerber Finance, Inc., which provided for a credit facility with borrowing availability of up to $2.5 million, bearing interest at the prime rate plus 3.5% per annum, and maturing on January 31, 2025, unless terminated in accordance with the terms therein. During the second quarter of 2023, we closed this credit facility and have no remaining debt balance with eCapital.
Off-Balance Sheet Arrangements
As of March 31, 2024, there were no off-balance sheet arrangements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”), reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

ITEM 1A.RISK FACTORS
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which we filed with the SEC on March 22, 2024. Except as noted below, the risks and uncertainties described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.
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
On February 14, 2024, we received a letter from the Listing Qualifications staff of The Nasdaq Stock Market (“Nasdaq”) notifying us that we were no longer in compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Market, as the bid price of our common stock had been below $1.00 for a period of 30 consecutive business days. The notification letter had no immediate effect on our listing on the Nasdaq Global Market. Nasdaq has provided us with 180 days, or until August 12, 2024, to regain compliance with the minimum bid price requirement by having a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If our Common Stock were to be delisted from Nasdaq and was not eligible for quotation or listing on another market or exchange, trading of our Common Stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our Common Stock to decline further.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
Security Trading Plans of Directors and Executive Officers
None of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2024, as such terms are defined under Item 408(a) or Regulation S-K..

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

STAR EQUITY HOLDINGS, INC.

Date:	May 20, 2024	By:	/s/ RICHARD K. COLEMAN, JR.
Richard K. Coleman, Jr. Chief Executive Officer (Principal Executive Officer)

/s/ DAVID J. NOBLE
David J. Noble Chief Financial Officer (Principal Financial and Accounting Officer)