Form 10-Q
period 2024-06-30
STAR EQUITY HOLDINGS, INC.
filed 2024-08-13
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒
As of August 7, 2024, the registrant had 3,234,099 shares of Common Stock ($0.0001 par value) outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Building Solutions**	$13,483	$8,893	$22,601	$21,239
Investments	—	—	—	—
Total revenues	13,483	8,893	22,601	21,239

Cost of revenues:
Building Solutions**	11,254	6,229	18,694	14,246
Investments	13	61	117	124
Total cost of revenues	11,267	6,290	18,811	14,370

Gross profit	2,216	2,603	3,790	6,869

Operating expenses:
Selling, general and administrative	5,339	4,209	9,433	7,893
Amortization of intangible assets	590	430	1,032	860
Total operating expenses	5,929	4,639	10,465	8,753

Income (loss) from continuing operations	(3,713)	(2,036)	(6,675)	(1,884)

Other income (expense):
Other income (expense), net	(334)	568	65	459
Interest income (expense), net	221	163	595	136
Total other income (expense), net	(113)	731	660	595

Income (loss) before income taxes from continuing operations	(3,826)	(1,305)	(6,015)	(1,289)
Income tax benefit (provision) from continuing operations	39	(61)	4	(61)
Income (loss) from continuing operations, net of tax	(3,787)	(1,366)	(6,011)	(1,350)
Income (loss) from discontinued operations, net of tax (Note 2)	—	26,957	—	27,376
Net income (loss)	(3,787)	25,591	(6,011)	26,026
Dividend on Series A perpetual preferred stock	(479)	(479)	(958)	(958)
Net income (loss) attributable to common shareholders	$(4,266)	$25,112	$(6,969)	$25,068

Net income (loss) per share
Net income (loss) per share, continuing operations
Basic and diluted*	$(1.19)	$(0.44)	$(1.90)	$(0.43)
Net income (loss) per share, discontinued operations
Basic and diluted*	$—	$8.68	$—	$8.82
Net income (loss) per share
Basic and diluted*	$(1.19)	$8.24	$(1.90)	$8.38
Net income (loss) per share, attributable to common shareholders
Basic and diluted*	$(1.34)	$8.09	$(2.20)	$8.08
Weighted-average common shares outstanding ***
Basic and diluted	3,172	3,104	3,170	3,104

Dividends declared per share of Series A perpetual preferred stock	$0.25	$0.25	$0.50	$0.50
*Earnings per share may not add due to rounding
**Formerly known as Construction
***All share amounts reflect 1 for 5 reverse stock split effective June 14, 2024, retroactively

See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2024 (unaudited)	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$2,457	$18,326
Restricted cash	1,602	620
Investments in equity securities	3,833	4,838
Lumber derivative contracts	—	19
Accounts receivable, net of allowances of $230 and $191, respectively	6,213	6,004
Note receivable, current portion	399	399
Inventories, net	5,789	3,420
Other current assets	1,390	1,180
Assets held for sale	4,295	4,346
Total current assets	25,978	39,152
Property and equipment, net	10,513	3,482
Operating lease right-of-use assets, net	1,270	1,470
Intangible assets, net	20,377	12,518
Goodwill	7,878	4,438
Cost method investment	4,710	6,000
Notes receivable	8,640	8,427
Other assets	1,500	9
Total assets	$80,866	$75,496

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,867	$1,571
Accrued liabilities	2,628	1,506
Accrued compensation	1,065	1,772
Accrued warranty	47	44
Deferred revenue	845	1,377
Short-term debt	6,052	2,019
Operating lease liabilities	419	403
Finance lease liabilities	28	42
Total current liabilities	12,951	8,734
Long-term debt	8,275	—
Deferred tax liabilities	281	318
Operating lease liabilities, net of current portion	887	1,102
Finance lease liabilities, net of current portion	29	43
Total liabilities	22,423	10,197

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized: Series A Preferred Stock, 8,000,000 shares authorized, liquidation preference ($10.00 per share), 1,915,637 shares issued and outstanding at June 30, 2024. (Liquidation preference: $18,988,390 as of June 30, 2024 and December 31, 2023)	18,988	18,988
Series C Preferred stock, $0.0001 par value: 25,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 10,000,000 shares authorized; 3,224,550 and 3,165,243 shares issued and outstanding (net of treasury shares) at June 30, 2024 and December 31, 2023, respectively *	2	2
Treasury stock, at cost; 51,770 shares at June 30, 2024 and December 31, 2023, respectively *	(5,728)	(5,728)
Additional paid-in capital	159,281	160,126
Accumulated deficit	(114,100)	(108,089)
Total stockholders’ equity	58,443	65,299
Total liabilities and stockholders’ equity	$80,866	$75,496

*All share amounts reflect 1 for 5 reverse stock split effective June 14, 2024, retroactively

See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income (loss)	$(6,011)	$26,026
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation of property and equipment	451	623
Amortization of intangible assets	1,032	860
Non-cash lease expense	203	195
Provision for bad debt, net	(48)	77
Stock-based compensation	128	206
Amortization of loan issuance costs	—	45
Gain on sale of assets	—	(549)
Gain on disposal of discontinued operations	—	(26,680)
Impairment of Cost Method Investment	1,290	—
Deferred income taxes	(37)	(238)
Unrealized (gain) loss on equity securities and lumber derivatives	94	(1,094)
Changes in operating assets and liabilities:
Accounts receivable	604	5,057
Inventories	467	(440)
Other assets	(1,416)	46
Accounts payable	295	806
Accrued compensation	(707)	(1,099)
Deferred revenue and billings in excess of costs and estimated profit	(518)	88
Operating lease liabilities	(215)	(268)
Other liabilities	123	(1,796)
Net cash provided (used) by operating activities	(4,265)	1,865

Investing activities
Purchases of property and equipment	(263)	(209)
Proceeds from sale of discontinued operations	—	19,681
Proceeds from sale of property and equipment	—	1,272
Purchases of equity securities	(257)	(356)
Proceeds from sales of equity securities	527	9
Net cash received from (paid for) acquisition	(19,100)	—
Note receivable repayments	149	—
Net cash provided (used) by investing activities	(18,944)	20,397

Financing activities
Proceeds from borrowings	21,259	33,957
Repayment of debt	(11,951)	(36,928)
Proceeds from the sale of common stock, warrants, and exercise of over allotment options	—	1
Repayment of obligations under finance leases	(28)	(51)
Preferred stock dividends paid	(958)	(958)
Net cash provided (used) by financing activities	8,322	(3,979)
Net change in cash, cash equivalents, and restricted cash including cash within discontinued operations	(14,887)	18,283
Less: net change in cash classified within discontinued operations	—	1,381
Net change in cash, cash equivalents, and restricted cash	(14,887)	16,902
Cash, cash equivalents, and restricted cash at beginning of period	18,946	4,519
Cash, cash equivalents, and restricted cash at end of period	$4,059	$21,421

Reconciliation of cash, cash equivalents, and restricted cash at end of period
Cash and cash equivalents	$2,457	$21,368
Restricted cash	1,602	53

Cash, cash equivalents, and restricted cash at end of period	$4,059	$21,421
Supplemental Information
Cash paid during the period for interest	$146	$231
Cash paid during the period for income taxes	$92	$—

Non-Cash Investing Activities
Noncash note receivable	$—	$7,000
Noncash investment in private company	$—	$6,000
Non-Cash Financing Activities
Noncash property, plant, and equipment obtained in exchange for term loan	$3,000	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares *	Amount
Balance at December 31, 2023	1,916	$18,988	3,165	$2	$(5,728)	$160,126	$(108,089)	$65,299
Stock-based compensation	—	—	—	—	—	58	—	58
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	4	—	—	(15)	—	(15)
Dividends to holders of preferred stock ($0.25 per share)	—	—	—	—	—	(479)	—	(479)
Net income (loss)	—	—	—	—	—	—	(2,224)	(2,224)
Balance at March 31, 2024	1,916	$18,988	3,169	$2	$(5,728)	$159,690	$(110,313)	$62,639
Stock-based compensation	—	—	—	—	—	70	—	70
Shares issued for fractional shares in conjunction with reverse stock split	—	—	55	—	—	—	—	—
Dividends to holders of preferred stock ($0.25 per share)	—	—	—	—	—	(479)	—	(479)
Net income (loss)	—	—	—	—	—	—	(3,787)	(3,787)
Balance at June 30, 2024	1,916	$18,988	3,224	$2	$(5,728)	$159,281	$(114,100)	$58,443

	Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares *	Amount
Balance at December 31, 2022	1,916	$18,988	3,036	$1	$(5,728)	$161,715	$(133,221)	$41,755
Stock-based compensation	—	—	—	—	—	102	—	102
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	3	—	—	—	—	—
Dividends to holders of preferred stock ($0.25 per share)	—	—	—	—	—	(479)	—	(479)
Net income (loss)	—	—	—	—	—	—	435	435
Balance at March 31, 2023	1,916	$18,988	3,039	$1	$(5,728)	$161,338	$(132,786)	$41,813
Stock-based compensation	—	—	—	—	—	104	—	104
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	1	—	—	—	—	—
Dividends to holders of preferred stock ($0.25 per share)	—	—	—	—	—	(479)	—	(479)
Net income (loss)	—	—	—	—	—	—	25,591	25,591
Balance at June 30, 2023	1,916	$18,988	3,040	$1	$(5,728)	$160,963	$(107,195)	$67,029
*All share amounts reflect 1 for 5 reverse stock split effective June 14, 2024, retroactively
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
On May 17, 2024, the Company entered into an Asset Purchase Agreement with Timber Technologies Inc. and Timber Properties, LLC ( collectively, “TT”) (see Note 12. “Mergers and Acquisitions”).
On June 12, 2024, the Company executed a one-for-five reverse stock split which became effective June 14, 2024. All of the Company’s historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these financial statements have been adjusted retroactively (see Note 15. “Equity Transactions”).
The Company
Star Equity Holdings, Inc. (“Star Equity,” the “Company,” “we,” or “our”) is a multi-industry diversified holding company with two divisions: Building Solutions (formerly known as Construction) and Investments. Our common stock and preferred stock are listed on the NASDAQ Global Market exchange as “STRR” and “STRRP,” respectively.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Significant estimates and judgments include those related to revenue recognition, goodwill valuation, asset impairment, business combination accounting, and income taxes. Actual results could materially differ from those estimates.
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. We limit our exposure to credit loss by generally placing cash in high credit quality financial institutions or in major money market mutual funds offered through brokerage firms. Some of our cash balances are maintained at major banking institutions in the United States, a portion of which may, from time to time, exceed the regulatory limit of $250,000 insured by the Federal Deposit Insurance Corporation (FDIC). We have not experienced any credit losses associated with our cash balances. Additionally, we have established guidelines regarding diversification of our investments and their maturities, which are designed to maintain principal and maximize liquidity. As of June 30, 2024, we had $0.7 million of cash in excess of FDIC insured limits.
New Accounting Standards To Be Adopted
No new accounting standards were issued in the quarter ended June 30, 2024 that are expected to have a material impact on our financial statements.
Reclassifications
Certain balances in the audited consolidated financial statements for our fiscal year ended December 31, 2023 have been reclassified to conform with the current period presentation. Specifically, we have reclassified $4.3 million of net property and equipment to assets held for sale for comparability purposes (see Note 17. “Subsequent Events”).

Note 2. Discontinued Operations
On May 4, 2023, we entered into a Stock Purchase and Contribution Agreement (the “Purchase Agreement”), by and among the Company, Digirad Health Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Digirad Health”), TTG Imaging Solutions, LLC, a Pennsylvania limited liability company (“TTG”), and TTG’s parent, Insignia TTG Parent LLC, a Delaware limited liability company (the “Parent”). Pursuant to the Purchase Agreement, (i) TTG purchased 85% of the issued and outstanding shares of Digirad Health, on the terms and subject to the conditions set forth therein and (ii) the Company contributed to Parent 15% of the issued and outstanding shares of stock of Digirad Health (the “Contributed Shares”) in exchange for New Units (as defined in the Purchase Agreement) of Parent (the “TTG Transaction”). The total aggregate consideration payable to the Company for the TTG Transaction was $40 million, comprised of $19.7 million ($27 million less payoff of debt to Webster Bank (see Note 8. “Debt”) and transaction costs) in cash, a $7 million promissory note (see Note 5. “Supplementary Balance Sheet Information”), and $6 million of New Units in the Parent (see Note 5. “Supplementary Balance Sheet Information”). The Company completed the sale of Digirad Health simultaneously with entering into the Purchase Agreement.
We deemed the disposition of Digirad Health, which operated our Healthcare business unit, to represent a strategic shift that had a major effect on our operations and financial results. As of the date of these financial statements, the results of operations of the Healthcare business unit represent “discontinued operations” in accordance with GAAP (ASC 205-20-45-1B). As such, the assets and liabilities, as well as the earnings, of the discontinued operation are presented separately in the unaudited condensed consolidated financial statements, as applicable, for all periods presented. Unless otherwise noted, discussion within the notes to the unaudited condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to continuing operations.
Our variable interest entity (“VIE”), for which we were not the primary beneficiary, was disposed of as part of the sale of our Healthcare division. This VIE was in a small private company that is primarily involved in research related to new heart imaging technologies.
The following table presents financial results of our Healthcare division for the three and six months ended June 30, 2024 and 2023 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenues	$—	$4,603	$—	$17,962
Total cost of revenues	—	2,376	—	12,408
Gross profit	—	2,227	—	5,554

Operating expenses:
Selling, general and administrative	—	622	—	3,370
(Gain) loss on disposal of discontinued operations	—	(26,680)	—	(26,680)
Total operating expenses	—	(26,058)	—	(23,310)

Income (loss) from discontinued operations	—	28,285	—	28,864

Other (expense) income, net	—	(1,023)	—	(1,015)
Interest expense, net	—	(5)	—	(173)
Income (loss) from discontinued operations before income taxes	—	27,257	—	27,676
Income tax benefit (provision)	—	(300)	—	(300)
Income (loss) from discontinued operations	$—	$26,957	$—	$27,376

The following table presents the significant operating, investing and financing activities from discontinued operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income (loss) from discontinued operations	$—	$27,376
Depreciation	—	332
Write-off of borrowing costs	—	16
(Gain) loss on disposal of discontinued operations	—	(26,680)
Share-based compensation	—	1
(Gain) Loss on disposal of assets	—	135
Provision for bad debt	—	48
Deferred income taxes	—	(176)
Accounts receivable	—	1,304
Inventory	—	(681)
Other assets	—	786
Accounts payable	—	994
Accrued compensation	—	(580)
Deferred revenue	—	(101)
Operating lease liabilities	—	(10)
Other liabilities	—	(1,825)
Net cash provided by (used in) operating activities	—	939
Net cash provided by (used in) investing activities	—	—
Net cash provided by (used in) financing activities	—	442
Net increase (decrease) in cash and cash equivalents and restricted cash	$—	$1,381
Following is the reconciliation of purchase price (including a working capital adjustment) to the total gain recognized in income from discontinued operations as of June 30, 2023 (in thousands):

Proceeds of the disposition, net of transaction costs and indebtedness payoff	$32,682
Assets of the businesses	(24,071)
Liabilities of the businesses	18,069
Pre-tax gain on the disposition	$26,680
Note 3. Revenue
Disaggregation of Revenue
The following tables present our continuing revenues disaggregated by major source for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Building Solutions	Total	Building Solutions	Total
Major Goods/Service Lines
Building Solutions Revenue from Contracts with Customers	$13,483	$13,483	$8,893	$8,893
Total Revenues	$13,483	$13,483	$8,893	$8,893

Timing of Revenue Recognition
Services and goods transferred at a point in time	$13,483	$13,483	$8,893	$8,893
Total Revenues	$13,483	$13,483	$8,893	$8,893

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Building Solutions	Total	Building Solutions	Total
Major Goods/Service Lines
Building Solutions Revenue from Contracts with Customers	$22,601	$22,601	$21,239	$21,239
Total Revenues	$22,601	$22,601	$21,239	$21,239

Timing of Revenue Recognition
Services and goods transferred at a point in time	$22,601	$22,601	$21,239	$21,239
Total Revenues	$22,601	$22,601	$21,239	$21,239
Deferred Revenue
Changes in deferred revenue, which consist primarily of customer deposits, for the six months ended June 30, 2024 are as follows (in thousands):

Balance at December 31, 2023	$1,377
Revenue recognized that was included in balance at beginning of the year	(997)
Deferred revenue, net, related to contracts entered into during the year	465
Balance at June 30, 2024	$845
Note 4. Basic and Diluted Net Income (Loss) Per Share
We present net income (loss) per share attributable to common stockholders in conformity with the two-class method required for participating securities, as the warrants are considered participating securities. We have not allocated net income (loss) attributable to common stockholders to warrants because the holders of our warrants are not contractually obligated to share in our income (loss). Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to common stockholders is calculated to give effect to all potential shares of common stock, including common stock issuable upon exercise of warrants, stock options, and restricted stock units (“RSUs”). In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive. All share amounts reflect 1 for 5 reverse stock split effective June 14, 2024, retroactively
The following table sets forth the reconciliation of shares used to compute basic and diluted net income (loss) per share for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Income (loss) from continuing operations, net of tax	$(3,787)	$(1,366)	$(6,011)	$(1,350)
Income (loss) from discontinued operations, net of tax (Note 2)	—	26,957	—	27,376
Net income (loss)	(3,787)	25,591	(6,011)	26,026
Dividend on Series A perpetual preferred stock	(479)	(479)	(958)	(958)
Net income (loss) attributable to common shareholders	$(4,266)	$25,112	$(6,969)	$25,068

Denominator:
Weighted average common shares outstanding	3,172	3,039	3,170	3,039
Weighted average prefunded warrants outstanding	—	65	—	65
Weighted average shares outstanding - basic	3,172	3,104	3,170	3,104

Net income (loss) per share
Continuing operations
Basic and diluted	$(1.19)	$(0.44)	$(1.90)	$(0.43)
Discontinued operations
Basic and diluted	$—	$8.68	$—	$8.82
Net income (loss) per share
Basic and diluted	$(1.19)	$8.24	$(1.90)	$8.38
Net income (loss) per share, attributable to common shareholders
Basic and diluted	$(1.34)	$8.09	$(2.20)	$8.08
Antidilutive common stock equivalents are excluded from the computation of diluted income (loss) per share. The computation of diluted earnings per share excludes stock options, RSUs, and stock warrants that are antidilutive. The following common stock equivalents were antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted stock units	34	60	27	52
Stock warrants	2,373	2,373	2,373	2,373
Total	2,407	2,433	2,400	2,425
*All share amounts reflect 1 for 5 reverse stock split effective June 14, 2024, retroactively
Note 5. Supplementary Balance Sheet Information
Inventories
The components of inventories are as follows (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$2,126	$1,394
Work-in-process	189	410
Finished goods	3,474	1,616
Total inventories	5,789	3,420
Less reserve for excess and obsolete inventories	—	—
Total inventories, net	$5,789	$3,420

Property and Equipment
Property and equipment consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Land	$795	$548
Buildings and leasehold improvements	5,573	1,063
Machinery and equipment	6,135	3,474
Gross property and equipment	12,503	5,085
Accumulated depreciation	(1,990)	(1,603)
Total property and equipment, net	$10,513	$3,482
As of June 30, 2024, the non-operating land and buildings, held for investments, had a carry value of $1.0 million and was included within property and equipment on the condensed Consolidated Balance Sheet.
Warranty Reserves
Within our Building Solutions division, KBS Builders, Inc. (“KBS”) provides a limited assurance warranty on its residential homes that covers substantial defects in materials or workmanship for a period of 12 months after delivery to the owner. EdgeBuilder, Inc. (“EdgeBuilder”) provides a limited warranty on the sale of its wood foundation products that covers leaks resulting from defects in workmanship for a period of twenty-five years. Timber Technologies Solutions, Inc (“TT”) provides a fifty-year limited warranty to the original buyer of its products, qualified by the original buyer’s obligation to ensure that the products are properly handled, stored, and installed. Estimated future warranty costs are accrued and charged to cost of goods sold in the period that the related revenue is recognized.
Notes Receivable
Notes receivable consists of the following principal and interest balances as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
	Principal and interest	Principal and interest
TTG Note	$7,821	$7,459
MDOS Note	1,042	1,192
KBS Customer Note	176	176
	$9,039	$8,827
As a part of the TTG Transaction described further in Note 2. “Discontinued Operations,” we entered into a $7 million promissory note which represents an unsecured note receivable on our balance sheet. The note has a maturity date of May 3, 2029 with payment-in-kind (non-cash) interest on the outstanding principal balance hereof to accrue at the Interest Rate. The full balance is scheduled to be paid at the maturity date. The Interest Rate is defined as (i) during the period from the date of issuance of the note through the third anniversary of the date of issuance of the note, a per annum rate equal to the sum of (x) 5.0% per annum plus (y) the greater of 5.0% per annum and the weighted average term SOFR-based interest rate of outstanding loans under the Senior Loan Agreement (as defined in the Purchase Agreement) during such period, and (ii) during the period following the third anniversary of the date of issuance of the note, a per annum rate equal to the sum of (x) 5.0% per annum plus (y) the greater of 7.0% per annum and the weighted average term SOFR-based interest rate of outstanding loans under the Senior Loan Agreement during such period.
In 2021 we completed the sale of MD Office Solutions in exchange for a secured promissory note (the “MDOS Note”). This note, the principal of which is approximately $1.0 million at June 30, 2024, is included in “Notes receivable, current portion” and “Notes receivable” in our Consolidated Balance Sheet at June 30, 2024 for $0.2 million and $0.8 million, respectively. The MDOS Note requires quarterly installments of $74 thousand and incurs interest at a fixed rate of 5.0% through maturity in 2028.
In 2023, KBS issued a promissory note to a customer, incurring 12% interest per annum (the “KBS Customer Note”). The KBS Customer Note, which has a maturity date with full payment due of September 19, 2024, is included in “Notes receivable, current portion” in the Consolidated Balance Sheets at June 30, 2024.

Cost Method Investment
As a part of the sale of Digirad Health, we received $6.0 million in the common equity of TTG Parent LLC (our “Cost Method Investment”), which is held in our Investments Segment. We have elected the measurement alternative under ASC 321, Investments-Equity Securities. The measurement alternative election allows for equity securities that do not have readily determinable fair values to be recorded at cost, with adjustments for impairment and certain observable price changes reflected in earnings. Such securities are adjusted to fair value when an observable price change occurs or impairment is identified. As of June 30, 2024, we recorded an impairment to the Cost Method Investment in the amount of $1.3 million. We recorded this impairment as we considered the financial performance of TTG Parent LLC relative to the average earnings from comparable companies. This impairment is recorded as a part of selling, general and administrative expenses on the Consolidated Statement of Operations.
Note 6. Leases
Lessee
We have operating and finance leases for corporate offices, vehicles, and certain equipment. Our leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases and some of which include options to terminate the lease within 1 year. Operating leases and finance leases are included separately in the condensed Consolidated Balance Sheets.
The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$117	$97	$233	$213

Finance lease cost:
Amortization of finance lease assets	$21	$23	$38	$45
Interest on finance lease liabilities	1	2	2	7
Total finance lease cost	$22	$25	$40	$52
Supplemental cash flow information related to leases from continuing operations was as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$201	$190
Operating cash flows from finance leases	$2	$5
Financing cash flows from finance leases	$28	$51

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$—
Supplemental balance sheet information related to leases was as follows:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (in years)
Operating leases	3.5	4.4
Finance leases	2.1	2.4

Weighted average discount rate
Operating leases	5.35%	5.55%
Finance leases	5.82%	5.90%
We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of June 30, 2024 were as follows (in thousands):

	Operating Leases	Finance Leases
2024 (excludes the six months ended June 30, 2024)	$235	$19
2025	477	25
2026	387	16
2027	93	1
2028	95	—
2029 and thereafter	112	—
Total future minimum lease payments	1,399	61
Less amounts representing interest	93	4
Present value of lease obligations	$1,306	$57
Note 7. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Financial Accounting Standards Board’s authoritative guidance for fair value measurements establishes a three-level hierarchy based upon the inputs to the valuation model of an asset or liability. Level 1 inputs are quoted prices in active markets for identical assets; Level 2 inputs are inputs other than quoted prices that are significant and observable; and Level 3 inputs are significant unobservable inputs to be used in situations where markets do not exist or are illiquid. The following table presents information about our financial assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at June 30, 2024 and December 31, 2023 (in thousands):

	Fair Value as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Equity securities	$3,833	$—	$—	$3,833
Total	$3,833	$—	$—	$3,833

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Equity securities	$4,838	$—	$—	$4,838
Lumber derivative contracts	19	—	—	19
Total	$4,857	$—	$—	$4,857
The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on June 30, 2024 and December 31, 2023, respectively, and recorded in “Investments in equity securities” in the condensed Consolidated Balance Sheets. During the six months ended June 30, 2024 and 2023, we recorded an unrealized loss of $75 thousand and gain of $947 thousand, respectively, resulting from market fluctuations, recorded in other income (expense), net in the condensed Consolidated Statements of Operations.
We may enter into lumber derivative contracts in order to protect our gross profit margins from fluctuations caused by lumber price volatility. Such contracts, which are generally entered into to protect the gross margins on our wall panel contracts at EdgeBuilder and Glenbrook Building Supply, Inc. (“Glenbrook” and referred to jointly with EdgeBuilder as “EBGL”), are recorded within current assets or liabilities in the condensed Consolidated Balance Sheets. For the six months ended June 30, 2024 and 2023, we recorded a net loss of $65 thousand and a net gain of $4 thousand, respectively, in the cost of goods sold in the condensed Consolidated Statements of Operations. As of June 30, 2024, we had a net long (buying) position of 0 board feet under 0 lumber derivatives contracts. As of December 31, 2023, we had a net long (buying) position of 605,000 board feet under 22 lumber derivatives contracts.
Gains and losses from lumber derivative contracts are recorded in cost of goods sold of the condensed Consolidated Statements of Operations and included the following for the six months ended June 30, 2024 and 2023, respectively:

	June 30, 2024	June 30, 2023
Unrealized gain (loss) on lumber derivatives	$(19)	$147
Realized gain (loss) on lumber derivatives	(46)	(143)
Total gain (loss) on lumber derivatives	$(65)	$4

Gains and losses from investments in equity securities are recorded in other income (expense) of the condensed Consolidated Statements of Operations and included the following for the six months ended June 30, 2024 and 2023, respectively:

	June 30, 2024	June 30, 2023
Unrealized gain (loss) on equity securities	$(75)	$947
Realized gain (loss) on equity securities	34	—
Total gain (loss) on equity securities	$(41)	$947

Note 8. Debt
A summary of debt as of June 30, 2024 and December 31, 2023 is as follows (dollars in thousands):

	June 30, 2024		December 31, 2023
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - Premier EBGL	$3,379	9.25%	$2,019	9.25%
Revolving Credit Facility - KeyBank KBS	1,048	7.50%	—	—%
Total Short-term Revolving Credit Facilities	$4,427	8.84%	$2,019	9.25%
Bridgewater - TT Term Loan	$1,400	7.85%	$—	—%
Term Loan Secured by Mortgage	225	7.50%	—	—%
Total Short-term debt	$6,052	8.45%	$2,019	9.25%

Bridgewater - TT Term Loan, net of current portion	$5,500	7.85%	$—	—%
Term Loan Secured by Mortgage, net of current portion	2,775	7.50%	—	—%
Long Term Debt, net of current portion	$8,275	7.75%	$—	—%

Total Debt	$14,327	8.08%	$2,019	9.25%
Premier Facility
On August 16, 2023, EdgeBuilder and Glenbrook (referred to herein as the “EBGL Borrowers”), entered into a Revolving Credit Loan Agreement with Premier Bank (“Premier”), which was subsequently amended on December 5, 2023 to provide the EBGL Borrowers with a working capital line of credit of up to $6.0 million (the “Premier Loan Agreement”). Availability under the Premier Loan Agreement is based on a formula tied to the EBGL Borrowers’ eligible accounts receivable, inventory and equipment. Borrowings under the Premier Loan Agreement bear interest at the prime rate plus 0.75% (and a minimum interest rate of 6.75%), with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement expires on December 5, 2024 but may be extended from time to time at the request of the EBGL Borrowers, subject to approval by Premier. The EBGL Borrowers’ obligations under the Premier Loan Agreement are guaranteed by the Company and secured by all of their inventory, equipment, accounts and other intangibles. As of June 30, 2024, availability under the Premier Loan Agreement was approximately $1.2 million.
Financial covenants associated with the Premier Loan Agreement require that the EBGL Borrowers annually maintain (a) a debt service coverage ratio for any calendar year of less than 1.25; (b) a debt-to-equity ratio at the end of each calendar year in excess of 1.65; (c) a fixed charge coverage ratio at the end of each calendar year of less than 1.10; (d) working capital of at least $2 million; and (e) a current ratio of at least 1.50. As of December 31, 2023, the EBGL Borrowers were not in compliance with the annual Premier Loan Agreement covenants. The EBGL Borrowers have obtained a waiver from Premier for the annual covenant breach as of December 31, 2023.

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
As of June 30, 2024, we were not in compliance with these financial covenants and have not obtained a waiver of compliance as of the filing date. Our balance outstanding under the line amounted to $1.0 million at June 30, 2024 and we repaid the balance in full subsequent to quarter end. Failure to regain compliance or obtain a waiver may impact our ability to borrow on the line.
Term Loan Secured by Mortgage
On June 28, 2024, in connection with our acquisition of substantially all of the assets used in the business of Timber Technologies, Inc. which closed on May 17, 2024, Timber Properties, LLC (“Timber Properties”), an affiliate of the Seller, sold to 106 Bremer, LLC, a wholly-owned subsidiary of the Company (“106 Bremer”), all of Timber Properties’ Owned Real Property pursuant to a Real Estate Sales Agreement for $3.0 million plus closing costs.
In connection with the purchase of the Owned Real Property, on June 28, 2024, 106 Bremer issued a Promissory Note in the principal amount of $3.0 million (the “TT Property Note”) secured by a Mortgage (the “TT Property Mortgage”) on the Owned Real Property to Timber Properties. All borrowings under the TT Property Note bear interest at 7.50%, with interest payable quarterly and the outstanding principal balance payable on June 29, 2034.
Bridgewater Facility
In connection with the completion of the TT Acquisition, on May 17, 2024, Timber Technologies Solutions, Inc., a wholly-owned subsidiary of the Company (the “Borrower”), entered into a Loan Agreement (the “Bridgewater Loan Agreement”) with Bridgewater Bank (“Bridgewater”) and issued a Term Promissory Note to Bridgewater in the amount of $7.0 million thereunder (the “Facility”). All borrowings under the Facility bear interest at 7.85%, with interest payable monthly and the outstanding principal balance payable on May 20, 2029 (the “Maturity Date”). The Bridgewater Loan Agreement also provides for certain fees payable to Bridgewater during its term, certain of which have been prepaid at closing. The Borrower’s obligations under the Facility are guaranteed by the Company and secured by all of the Borrower’s inventory, equipment, accounts and other intangibles, and all proceeds of the foregoing.
In connection with the Bridgewater Loan agreement, an amount of $1.0 million was required to be deposited with Bridgewater and be under the sole dominion and control of Bridgewater, and the Company shall not have any control over the use of, or any right to withdraw any amount of the restricted deposit. In the event that the Company maintains compliance with all of the financial covenants set forth in the Bridgewater Loan Agreement for a certain period of time, Bridgewater shall release a portion of the deposit. The $1.0 million deposit is recorded in Other Assets in the condensed Consolidated Balance Sheets.
Financial covenants require that TT maintain (i) a ratio of Cash Flow to Total Fixed Charges of not less than 1.30 to 1.00 as measured on each applicable Measurement Date on a trailing twelve (12) month basis; the first Measurement Date is September 30, 2024; (ii) maintain a ratio of Senior Funded Debt to trailing twelve (12) month Adjusted EBITDA not to exceed 3.00 to 1.00 as measured on each applicable Measurement Date for a Measurement Period; the first Measurement Date is June 30, 2025; (iii) maintain a ratio of Total Funded Debt to trailing twelve (12) month adjusted EBITDA not to exceed 4.00 to 1.00 as measured on each applicable Measurement Date for a Measurement Period; the first Measurement Date is June 30, 2025.

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
For the three months ended June 30, 2024 and 2023, we recorded an income tax benefit of $39 thousand and an income tax expense of $61 thousand within continuing operations. We also recorded an income tax expense of $300 thousand within discontinued operations for the three months ended June 30, 2023.

For the six months ended June 30, 2024 and 2023, we recorded an income tax benefit of $4 thousand and an income tax expense of $61 thousand within continuing operations. For the six months ended June 30, 2023 we also recorded an income tax expense of $300 thousand within discontinued operations.
The tax benefit of $4 thousand for the six months ended June 30, 2024 and income tax benefit of $39 thousand relate to retroactive favorable state tax law changes which decreased our cash taxes for December 31, 2023.
The tax expense for the six months ended June 30, 2023 primarily relates to our January 2022 ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which required us to establish an additional valuation allowance on net operating losses that the Company cannot utilize in the future.
As of June 30, 2024, we had unrecognized tax benefits of approximately $300 thousand related to uncertain tax positions. Included in the unrecognized tax benefits were $300 thousand of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.

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

Segment information for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue by segment:
Building Solutions	$13,483	$8,893	$22,601	$21,239
Investments	194	158	382	316
Intersegment elimination	(194)	(158)	(382)	(316)
Consolidated revenue	$13,483	$8,893	$22,601	$21,239

Gross profit (loss) by segment:
Building Solutions	$2,229	$2,664	$3,907	$6,993
Investments	181	97	265	192
Intersegment elimination	(194)	(158)	(382)	(316)
Consolidated gross profit	$2,216	$2,603	$3,790	$6,869

Income (loss) from operations by segment:
Building Solutions	$(842)	$199	$(1,740)	$1,981
Investments	(1,191)	(437)	(1,147)	(456)
Corporate, eliminations and other	(1,680)	(1,798)	(3,788)	(3,409)
Segment income (loss) from operations	$(3,713)	$(2,036)	$(6,675)	$(1,884)

Depreciation and amortization by segment:
Building Solutions	$774	$510	$1,341	$1,015
Investments	13	61	117	124
Star Equity corporate	8	8	25	12
Total depreciation and amortization	$795	$579	$1,483	$1,151
Note 12. Mergers and Acquisitions
Timber Technologies Solutions
On May 17, 2024, we acquired, through certain wholly owned subsidiaries, substantially all of the assets of Timber Technologies Inc. and, on June 28, 2024, the real assets of Timber Properties, LLC (collectively, “TT”) for total consideration of $23.1 million consisting of cash paid at closing of $19.1 million, $1.0 million of escrow funds included in accrued liabilities, plus a Term Loan Secured by a Mortgage of $3.0 million. The initial purchase price is subject to a standard working capital adjustment and other customary closing adjustments to be settled within 45 days post close. The Company is also subject to payments due to the sellers contingent upon the achievement of certain EBITDA metrics over a 2-year period and may result in total payments not to exceed $4.1 million, 50% of which is payable in cash and 50% of which is payable in Series A Preferred Stock. These payments are also contingent upon the continued employment of the individuals. The Company has concluded that these payments are akin to compensation and will be recorded if and as such compensation is earned. The Company has restricted $1.0 million of cash associated with the escrow funds payable to the sellers within 12 months after the acquisition as defined in the escrow agreement.
In accordance with ASC 805, Business Combinations, we accounted for this transaction as a business combination and recorded the acquired assets of TT at fair value. The valuation of assets acquired and liabilities assumed has not yet been finalized as of June 30, 2024. The purchase price allocation is preliminary and subject to change, including the valuation of property and equipment, intangible assets, income taxes, and goodwill, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value. This business is reported as part of our Building Solutions segment.
The following table sets forth the purchase price allocation of TT to the estimated fair value of assets acquired as of the acquisition date (in thousands):

As of Acquisition Date
Accounts receivable, net	$766
Inventory, net	2,836
Other current assets	2
Property and equipment, net	7,156
Intangibles	8,900
Net assets acquired	19,660
Goodwill	3,440
Purchase price	$23,100
The $8.9 million of identified intangible assets was allocated as follows (in thousands):

	Fair Value	Useful Life (years)
Trade Names	$1,970	15
Customer Relationships	6,640	10
Backlog	290	1
Fair value of identified intangible assets	$8,900
Goodwill and intangibles of $3.4 million and $8.9 million, respectively, were assigned to the Building Solutions segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of TT. As of June 30, 2024, there were no changes in the recognized amounts of goodwill resulting from the acquisition of TT.
The Company recognized $0.2 million of acquisition related costs including legal and accounting that were expensed in 2024.
The following represents certain information from the unaudited pro forma condensed Consolidated Statement of Operations as if TT had been included in the consolidated results of the Company for the three and six months ending June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$18,145	$13,933	$31,296	$30,699
Gross profit	5,491	4,871	8,987	11,868
Net income (loss) from continuing operations, net of tax	(2,065)	588	(2,943)	1,508
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of TT to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment and intangible assets had been applied on January 1, 2024, together with the consequential tax effects.
Big Lake Lumber
On October 31, 2023, we acquired, through certain wholly owned subsidiaries, the assets and liabilities of Big Lake Lumber Inc. (“BLL”) for consideration consisting of cash of $2.8 million and an earn-out provision of up to $0.5 million. As a result of this transaction, EBGL expanded its market share of the Greater Minneapolis area. BLL’s operations were integrated into and became part of Glenbrook’s operations. The earn-out provision, which is accounted for as a contingent liability, is based on a specific gross profit threshold with a measurement period of two years to begin one year after the closing date of the acquisition and can potentially amount to up to $0.3 million for each of the two years, subject to certain limitations. The estimated fair value of the earn-out, which is determined using estimates of forecasted operations and other assumptions, was $0.2 million as of the acquisition date. No change to the fair value of the earn-out was recorded in Accrued Liabilities on our condensed consolidated balance sheet through June 30, 2024.
In accordance with ASC 805, we accounted for this transaction as a business combination and recorded the assets and liabilities of BLL at fair value. The fair value of the net assets acquired amounted to approximately $4.1 million at the date of acquisition, and as a result, we recorded a gain of $1.2 million on our 2023 Consolidated Statement of Operations related to the excess of the fair value of the net assets acquired over the acquisition price. This excess is referred to as a “bargain purchase.” This bargain purchase indicates that the fair value of the net assets acquired (which represents the price at which the assets would be exchanged between a willing buyer and seller) was in excess of the amount for which we acquired such net assets. As a result of the bargain purchase, we reassessed the recognition and measurement of net identifiable assets acquired and determined the valuation procedures applied and resulting measurements of the net identifiable assets were appropriate. We believe the seller was motivated to complete the sale as part of its overall business strategy of exiting the market segment.

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
The following represents certain information from the unaudited pro forma condensed Consolidated Statement of Operations as if BLL had been included in the consolidated results of the Company for the three and six months ending June 30, 2023 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Revenue	$11,842	$24,743
Gross profit (loss)	3,192	7,740
Net income (loss) from continuing operations, net of tax	(1,103)	(1,086)
Note 13. Related Party Transactions
As of June 30, 2024, Mr. Eberwein, the Executive Chairman of our Board of Directors, owned 812,498 shares of Common Stock, representing approximately 25.20% of our outstanding Common Stock. In addition, as of June 30, 2024, Mr. Eberwein owned 1,182,414 shares of Series A Preferred Stock.
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
On February 16, 2024, our board of directors declared a cash dividend to holders of our Series A Preferred Stock of $0.25 per share, for an aggregate amount of approximately $0.5 million. The record date for this dividend payment was March 1, 2024 and the payment date was March 11, 2024. On May 21, 2024, our board of directors declared a cash dividend to holders of our Series A Preferred Stock of $0.25 per share, for an aggregate amount of approximately $0.5 million. The record date for this dividend payment was June 1, 2024 and the payment date was June 11, 2024. As of June 30, 2024, we are current on our preferred dividend payments.

Note 15. Equity Transactions
On June 12, 2024, we filed a Certificate of Amendment to the Company’s Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware in order to effect a reverse stock split of our common stock at a ratio of one-for-five (the “Reverse Split”). The Amendment does not affect the par value of our common stock.
The Reverse Split became effective on June 14, 2024, at 5:00 p.m. Eastern Time, at which time every five shares of the Company’s issued and outstanding common stock were automatically combined into one share of common stock.. Additionally, all stock options and warrants of the Company outstanding immediately prior to the Reverse Split were proportionally adjusted.
As of June 30, 2024, of the warrants issued through the public offering we closed on May 28, 2020, 1.0 million warrants were exercised and 1.4 million warrants remained outstanding, which represents 0.1 million shares of common stock equivalents, at an exercise price of $11.25. For every 1 warrant .10 of a share shall be issued.
As of June 30, 2024, of the warrants issued through the public offering we closed on January 24, 2022, There were 10.9 million warrants outstanding at an exercise price of $7.50, and no prefunded warrants outstanding. The 0.3 million prefunded warrants were exercised at $0.01 per share in the third quarter of 2023. For every 1 warrant .20 of a share shall be issued,
Note 16. Preferred Stock Rights
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
As of June 2, 2024, the 382 Agreement has expired. No rights were exercisable at June 30, 2024. There is no impact to financial results as a result of the adoption of the 382 Agreement for the six months ended June 30, 2024.
Note 17. Subsequent Events
Sale Leaseback Transactions
On July 16, 2024 we closed on the sale and leaseback transaction that we entered into on May 6, 2024, and sold our facility at 300 Park Street, South Paris, Maine, (the “Maine Premises”), together with any fixtures and other items of real property, to MAG Capital Partners Acquisition LLC (“300 Park Buyer”). The total net consideration, after closing costs, related to the 300 Park Sale Leaseback Agreement was $4.5 million in cash, net of closing costs, withholding taxes and security deposits, which was paid at the closing. Simultaneously we entered into a commercial single-tenant triple net lease (the “300 Park Lease Agreement”) with 300 Park Buyer, pursuant to which KBS Builders, Inc., our wholly-owned subsidiary, leased back from 300 Park Buyer the Maine Property for a 20 year term, unless earlier terminated or extended for an additional 10 years in accordance with the terms of the 300 Park Lease Agreement. Pursuant to the terms of the 300 Park Lease Agreement, the Company will be responsible for an initial monthly base rent of $43,750, and all monthly expenses related to the Maine Property, including insurance premiums, taxes, utilities, and other expenses. As of June 30, 2024, the Maine Premises has a carrying value of $1.8 million and is included in Assets held for sale on the unaudited condensed consolidated balance sheet. We expect to recognize a gain on the sale of the Maine Premises in the third quarter of 2024 of approximately $2.6 million.

On July 19, 2024, we closed on the sale and leaseback transaction that we entered into on May 6, 2024, and sold our facility at 791 Rose Drive, Big Lake, Minnesota, (the “Big Lake Premises”), together with any fixtures and other items of real property, to HJ Development L.L.P. The total net consideration, after closing costs, related to the 791 Rose Sale and Leaseback Agreement was $2.7 million in cash, net of closing costs, withholding taxes and security deposits, which was paid at the closing. Simultaneously we entered into a commercial single-tenant triple net lease (the “791 Rose Lease Agreement”) with 791 Rose Buyer, pursuant to which Edgebuilder, Inc. and Glenbrook Supply Inc., our wholly-owned subsidiaries, leased back from 791 Rose Buyer the Big Lake Property for a 20 year term, unless earlier terminated or extended for an additional 10 years in accordance with the terms of the 791 Rose Lease Agreement. Pursuant to the terms of the 791 Rose Lease Agreement, the Company will be responsible for an initial monthly base rent of $19,555, and all monthly expenses related to the Big Lake Property, including insurance premiums, taxes, utilities, and other expenses. As of June 30, 2024, the Big Lake Premises has a carrying value of $2.5 million and is included in Assets held for sale on the unaudited condensed consolidated balance sheet. We expect to recognize a gain on the sale of the Big Lake Premises in the third quarter of 2024 of approximately $0.2 million
Enservco Transaction
On August 9, 2024, the Company completed an investment in Enservco Corporation (“Enservco” or “ENSV”) in which it agreed to issue 250,000 shares of its 10% Series A Cumulative Perpetual Preferred Stock (“STRRP”) representing $2.5 million of value at STRRP’s $10.0 per share par value, to Enservco in exchange for a combined 12.5 million ENSV common shares and Cumulative Mandatorily Convertible Series A preferred shares. Enservco agreed to appoint one Company representative to the Enservco board of directors. The Company also issued a short-term $1 million promissory note to Enservco to facilitate Enservco’s acquisition of Buckshot Trucking, LLC (“Buckshot”). The promissory note is collateralized by the STRRP shares issued to Enservco. The Company is currently evaluating the accounting implications of this transaction.

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
Our Building Solutions division is currently made up of the following operating businesses: KBS Builders, Inc. (“KBS”); EdgeBuilder, Inc. (“EdgeBuilder”), and Glenbrook Building Supply, Inc. (“Glenbrook”), with the latter two managed together and referred to jointly as “EBGL”. During this quarter, we acquired Timber Technologies Solutions, Inc. (“TT”), adding an additional business to the division. KBS is based in Maine and manufactures modular buildings, typically in the single and multi-family residential segments, servicing principally the New England market. EBGL is based in the Minneapolis-Saint Paul area and principally serves the Upper Midwest region. Together, the EBGL businesses manufacture and deliver structural wall panels, primarily for multi-family residential buildings, and other engineered wood-based products. EBGL also distributes building materials from two lumberyard locations primarily focused on professional builder customers. TT is based outside the Minneapolis-St. Paul area and manufactures glue-laminated timber products (“glulam”) for various end markets and applications, including agriculture, industrial, infrastructure, and building construction (commercial and residential).
As of June 30, 2024 our Investments division held and managed our corporate-owned real estate, including two manufacturing facilities in Maine that were leased to KBS, one operating facility in Minnesota that was leased to Glenbrook, and one manufacturing facility in Wisconsin that was leased to TT. The Investments division also manages internally-funded, concentrated minority investments in a number of public companies. It also holds and manages a $7.0 million promissory note and a $4.7 million private equity stake in TTG Parent LLC, the parent entity of TTG Imaging Solutions, LLC. We acquired these interests in May 2023 as a result of the sale of Digirad Health (see Note 2. “Discontinued Operations” for further information).
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
We continue to explore strategic alternatives to improve our market position and the profitability of our product offerings, generate additional liquidity, and enhance our common stock valuation. We may pursue our goals through organic growth and through strategic alternatives, such as selective acquisitions of businesses, divestitures of assets or businesses, equity offerings, debt financings, or corporate restructuring.
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
Current Market Conditions
The target customers for our Building Solutions division include professional home builders, general contractors, project owners, developers, and design firms. Despite a higher interest rate environment, we are continuing to see significant demand for our products, although there have been execution delays as customers secure and finalize project financing. We have benefited from implementing both price increases and margin protection language in our contracts, and these changes have had a positive effect on our profitability. We have experienced slower business activity over the last four quarters and related lower revenues, but believe this slowdown is temporary. Our sales pipelines continue to indicate strong potential demand for our services, but we can give no assurances as to our ability to compete for these opportunities, or the periods during which successfully negotiated projects will be completed.
Trends and Drivers
The Modular Building Institute has estimated that permanent modular construction increased as a percentage of the construction industry from 2.14% in 2015 to 6.64% as of the end of 2023. In turn, in our Building Solutions division, we continue to see a greater acceptance of offsite or prefab construction in single-family and multi-family residential building projects in our target markets. Our modular units and structural wall panels offer builders a number of benefits over traditional onsite or “stick built” construction. These include shorter time to market, higher quality, reduced waste, and potential cost savings. Additionally, technological advancements including 3D modeling software and developments in engineered wood products offer greater design flexibility for higher-end applications. The need for more affordable housing solutions also presents opportunities for the continued growth of factory-built housing.
Risks arising from global economic instability and conflicts, wars, and health crises could impact our business. In addition, the inflation caused by such events may impact demand for our products and services and our cost to provide products and services.
Discontinued Operations
As discussed in detail in Note 2. “Discontinued Operations,” we completed the sale of Digirad Health on May 4, 2023, for total aggregate consideration of $40 million, comprised of $27 million in cash, a $7 million promissory note, and $6 million in common stock in the combined entity, TTG, which is currently valued at $4.7 million. We deemed the disposition of Digirad Health, which was our entire Healthcare business unit, to represent a strategic shift that will have a major effect on our operations and financial results. As of the date of these financial statements, the results of operations of the Healthcare business unit represent “discontinued operations” in accordance with U.S. generally Accepted Accounting Practices (“GAAP”) (ASC 205-20-45-1B). As such, the assets and liabilities, as well as the earnings, of the discontinued operation are presented separately in the unaudited condensed consolidated financial statements for all periods presented. Unless otherwise noted, discussion within the notes to the unaudited condensed consolidated financial statements and this MD&A relates to continuing operations.
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

Building Solutions
Our Building Solutions division services residential and commercial construction projects via our KBS, EdgeBuilder, Glenbrook, and TT brands, through which we manufacture modular housing units, structural wall panels, permanent wood foundation systems and other engineered wood products, supply general contractors and retail customers with building materials, and manufacture glue-laminated timber products (“glulam”).
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
TT manufactures glulam for various end markets and applications, including agriculture, industrial, infrastructure, and building construction (commercial and residential). Its glulam products have superior strength, durability, and environmental sustainability compared to solid timber and other building materials. Operating in a niche industry and benefiting from secular tailwinds, TT’s glulam products have been taking market share from less sustainable building materials such as steel, concrete, and aluminum.
Investments
At June 30, 2024, we held four real estate assets in our portfolio which we leased to our Building Solutions subsidiaries (KBS, EBGL, and TT); two properties were leased to KBS, one property to EBGL, and one property to TT . These include their principal production and sales facilities in South Paris, Maine, Big Lake, Minnesota, and Colfax, Wisconsin, respectively. Also, we continue to expand our investment activities and have established minority positions in the equity securities of a small number of publicly traded companies, as well as the debt and equity holdings in TTG, and one other note receivable. In the third quarter of 2024, we completed the sale of two of these facilities to third parties with immediate leaseback of each of the respective properties.
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

Results of Continuing Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes our results for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	Percent of Revenues	2023	Percent of Revenues	Change from Prior Year
					Dollars	Percent *
Total revenues	$13,483	100.0%	$8,893	100.0%	$4,590	51.6%
Total cost of revenues	11,267	83.6%	6,290	70.7%	4,977	79.1%
Gross profit	2,216	16.4%	2,603	29.3%	(387)	(14.9)%
Total operating expenses	5,929	44.0%	4,639	52.2%	1,290	27.8%
Income (loss) from operations	(3,713)	27.5%	(2,036)	22.9%	(1,677)	(82.4)%
Total other income (expense)	(113)	0.8%	731	8.2%	(844)	(115.5)%
Income (loss) before income taxes	(3,826)	28.4%	(1,305)	14.7%	(2,521)	(193.2)%
Income tax benefit (provision)	39	0.3%	(61)	0.7%	100	163.9%
Net income (loss)	$(3,787)	28.1%	$(1,366)	15.4%	$(2,421)	(177.2)%
Percentage may not add due to rounding
Revenues
Building Solutions
Building Solutions revenue is summarized as follows (in thousands):

	Three Months Ended June 30,
	2024	2023	Change	% Change
Building Solutions Revenue	$13,483	$8,893	$4,590	51.6%
Building Solutions revenues increased in the second quarter of 2024 versus the second quarter of 2023 as a result of the inclusion of revenues from TT from the date of acquisition and the inclusion of full year revenues from BLL which we acquired in the fourth quarter of 2023. These were partially offset by slower business activity at both KBS and EBGL. Economic headwinds, higher interest rates, and project delays contributed to the slowdown which we continue to believe is temporary. Specifically, some of our largest commercial projects expected to commence in the first half of 2024 were delayed into future periods. Our backlog and sales pipeline indicate continued strong demand for new projects, although the revenue impact and timing are uncertain.
Gross Profit
Building Solutions Gross Profit
Building Solutions gross profit and margin is summarized as follows (in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Building Solutions gross profit (loss)	$2,229	$2,664	$(435)	(16.3)%
Building Solutions gross margin	16.5%	30.0%
Building Solutions gross profit and gross margin decreased primarily due to fixed costs remaining at constant levels regardless of the decline in revenue at KBS and EBGL as discussed above. Gross profit and gross margin were also negatively impacted by the one time purchase price accounting adjustment of $574 thousand recorded related to the Timber Technologies acquisition.

Investments Gross Loss
Investments gross loss is summarized as follows (in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Investments gross profit (loss)	$(13)	$(63)	$50	79.4%
Investments gross loss relates to depreciation expense associated with the four commercial facilities that we own. These consist of the two manufacturing facilities at KBS in Maine, one lumberyard/showroom at BLL in Minnesota (“BLL facility”, and one manufacturing facility at TT in Wisconsin (“TT facility”) . Depreciation expense decreased in 2024 versus 2023 primarily due to the elimination of depreciation expense related to an additional manufacturing facility in Maine that we sold in June 2023, partially offset by the acquisition of the BLL facility in October 2023 and the acquisition of the TT facility in May 2024.
Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Three Months Ended June 30,				Percent of Revenues
	2024	2023	Change		2024	2023
			Dollars	Percent
Selling, general and administrative	$5,339	$4,209	$1,130	26.8%	39.6%	47.3%
Amortization of intangible assets	590	430	160	37.2%	4.4%	4.8%
Total operating expenses	$5,929	$4,639	$1,290	27.8%	44.0%	52.1%
On a consolidated basis, there was a $1.1 million increase in sales, general and administrative expenses (“SG&A”). The major driver of this increase in the second quarter of 2024 was an impairment of our TTG cost method investment of approximately $1.3 million recorded in the second quarter of 2024. SG&A, as a percentage of revenue, increased to 39.6% for the three months ended June 30, 2024 versus 37.2% in the prior year period.
Total Other Income (Expense)
Total other income (expense) is summarized as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Other income (expense), net	$(334)	$568
Interest income (expense), net	221	163
Total other income (expense), net	$(113)	$731
Other income (expenses), net, for the three months ended June 30, 2024 and 2023 is predominately comprised of unrealized gains and losses from available for sale securities recorded in our Investments division and finance costs.
Interest income (expense), net, for the three months ended June 30, 2024 increased substantially compared to 2023 due to our favorable net cash position and the seller’s note acquired as a result of the sale of Digirad Health in May 2023.
Income Tax Expense
For the three months ended June 30, 2024 and 2023 we recorded a $39 thousand income tax benefit and a $61 thousand income tax expense, respectively, within continuing operations. See Note 10. “Income Taxes” within the notes to our condensed consolidated financial statements for further information related to the income taxes.
Income from Discontinued Operations
See Note 2. “Discontinued Operations” to our unaudited condensed consolidated financial statements for information regarding discontinued operations.

Results of Continuing Operations
Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes our results for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	Percent of Revenues	2023	Percent of Revenues	Change from Prior Year
					Dollars	Percent *
Total revenues	$22,601	100.0%	$21,239	100.0%	$1,362	6.4%
Total cost of revenues	18,811	83.2%	14,370	67.7%	4,441	30.9%
Gross profit	3,790	16.8%	6,869	32.3%	(3,079)	(44.8)%
Total operating expenses	10,465	46.3%	8,753	41.2%	1,712	19.6%
Loss from operations	(6,675)	(29.5)%	(1,884)	(8.9)%	(4,791)	254.3%
Total other income (expense)	660	2.9%	595	2.8%	65	10.9%
Loss before income taxes	(6,015)	(26.6)%	(1,289)	(6.1)%	(4,726)	366.6%
Income tax provision	4	—%	(61)	(0.3)%	65	(106.6)%
Net loss from continuing operations	$(6,011)	(26.6)%	$(1,350)	(6.4)%	$(4,661)	345.3%
*Percentage may not add due to rounding
Revenues
Building Solutions
Building Solutions revenue is summarized as follows (in thousands):

	Six Months Ended June 30,
	2024	2023	Change	% Change
Building Solutions	$22,601	$21,239	$1,362	6.4%
Building Solutions revenue increased in 2024 versus 2023 as a result of the inclusion of revenues from TT from the date of acquisition and the inclusion of full year revenues from BLL which we acquired in the fourth quarter of 2023. These were partially offset by slower business activity at both KBS and EBGL. Economic headwinds, higher interest rates, and project delays contributed to the slowdown which we believe is temporary. Our backlog and sales pipeline indicate continued strong demand for new projects, although the revenue impact and timing are uncertain.
Building Solutions Gross Profit (Loss)
Building Solutions gross profit and margin is summarized as follows (in thousands):

	Six Months Ended June 30,
	2024	2023	Change	% Change
Building Solutions gross profit (loss)	$3,907	$6,993	$(3,086)	(44.1)%
Building Solutions gross margin	17.3%	32.9%
The decrease in Building Solutions gross profit for the first six months of 2024 of 44.1% was due to fixed costs remaining at constant levels regardless of the decline in revenue at KBS and EBGL as discussed above. Gross profit and gross margin were also negatively impacted by the one time purchase price accounting adjustment of $574 thousand recorded related to the Timber Technologies acquisition.
Investments Gross Loss
Investments gross loss is summarized as follows (in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Investments gross profit (loss)	$(117)	$(63)	$(54)	(85.7)%
Investment gross profit (loss) principally relates to depreciation expense associated with the four manufacturing facilities. We sold one of these three facilities during the second quarter of 2023.

Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Six Months Ended June 30,				Percent of Revenues
	2024	2023	Change		2024	2023
			Dollars	Percent
Selling, general and administrative expenses	$9,433	$7,893	$1,540	19.5%	41.7%	37.2%
Amortization of intangible assets	1,032	860	172	20.0%	4.6%	4.0%
Total operating expenses	$10,465	$8,753	$1,712	19.6%	46.3%	41.2%
On a consolidated basis, there was a $1.5 million increase in SG&A. The major driver of this increase in the first six months of 2024 was an impairment of our TTG cost method investment of approximately $1.3 million recorded in the second quarter of 2024. As a percentage of revenue, SG&A increased to 41.7%, versus 37.2% in the prior year period..
Total Other Income (Expense)
Total other income (expense) is summarized as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Other income (expense), net	$65	$459
Interest income (expense), net	595	136
Total other income (expense)	$660	$595
Other income (expense), net for the six months ended June 30, 2024 and 2023 is predominately comprised of unrealized losses and gains from available for sale securities recorded in our Investments division. 2023 also included the gain on the sale of our Waterford, Maine facility.
Interest income (expense), net, for the six months ended June 30, 2024 and 2023 is predominantly comprised of interest earned on the TTG Note and interest bearing assets in our Investments division, offset by interest costs and the related amortization of deferred issuance costs on our debt.
Income Tax Expense
For the six months ended June 30, 2024 and 2023, we recorded income tax benefits of $4 thousand and $61 thousand, respectively, within continuing operations. See Note 10. “Income Taxes” within the notes to our unaudited condensed consolidated financial statements for further information related to the income taxes.
Income from Discontinued Operations
See Note 2. “Discontinued Operations” to our condensed consolidated financial statements for information regarding discontinued operations.
Liquidity and Capital Resources
Overview
Summary Cash Flows
The following table shows cash flow information for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$(4,265)	$1,865
Net cash provided by (used in) investing activities	$(18,944)	$20,397
Net cash provided by (used in) financing activities	$8,322	$(3,979)
Cash Flows from Operating Activities
For the six months ended June 30, 2024, net cash used in operating activities was $4.3 million, compared to $1.9 million in net cash provided by operating activities in 2023. The decrease in net cash provided by operating activities is attributable to lower results from operations, particularly in our Building Solutions division, and increased net working capital expenditures.
Cash Flows from Investing Activities
For the six months ended June 30, 2024, net cash used in investing activities was $18.9 million, an increase over 2023 net cash provided by investing activities of $20.4 million, primarily attributable to cash paid for the acquisition of TT in 2024 of

$19.1 million, including new debt facilities entered into to support the TT acquisition. Cash provided by investing activities in 2023 included cash received for the sale of Digirad of $19.7 million.
Cash Flows from Financing Activities
For the six months ended June 30, 2024, net cash provided by financing activities was $8.3 million, compared to net cash used in financing activities of $4.0 million in 2023. The increase in cash provided by financing activities relates to higher net debt utilization on our credit facilities.
Sources of Liquidity
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations. As of June 30, 2024, we had $2.5 million of cash and cash equivalents. In connection with the sale of our Healthcare business on May 4, 2023, we paid the credit facility pursuant to the Webster Loan Agreement (as defined below) in full, using some of the proceeds from that sale. We closed out all credit facilities with eCapital and paid all remaining amounts outstanding on any eCapital balances during the second quarter of 2023. As discussed in Note 8, “Debt,” we have approximately $14.3 million in debt at June 30, 2024.
Common Stock Equity Offering
As of June 30, 2024, of the warrants issued through the public offering we closed on May 28, 2020, 1.0 million warrants were exercised and 1.4 million warrants remained outstanding, which represents 0.1 million shares of common stock equivalents, at an exercise price of $11.25. As of June 30, 2024, of the warrants issued through the public offering we closed on January 24, 2022, there were 10.9 million warrants and no prefunded warrants outstanding at an exercise price of $7.50 and $0.01, respectively.
See Note 15. “Equity Transactions” in the accompanying notes to the unaudited condensed consolidated financial statements for further details.
Credit Facilities
Premier Facility
On August 16, 2023, EdgeBuilder and Glenbrook (the “EBGL Borrowers”), entered into a Revolving Credit Loan Agreement with Premier Bank (“Premier”) providing the EBGL Borrowers with a working capital line of credit of up to $4.0 million, which was subsequently increased to $6.0 million pursuant to a subsequent agreement on December 5, 2023 (the “Premier Loan Agreement”). Availability under the Premier Loan Agreement is based on a formula tied to the EBGL Borrowers’ eligible accounts receivable, inventory and equipment. Borrowings under the Premier Loan Agreement bear interest at the prime rate plus 0.75% (and a minimum interest rate of 6.75%), with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement expires on December 5, 2024 but may be extended from time to time at the request of the EBGL Borrowers, subject to approval by Premier. The EBGL Borrowers’ obligations under the Premier Loan Agreement are guaranteed by the Company and secured by all of their inventory, equipment, accounts and other intangibles. $6.1 million was outstanding under the Premier Loan Agreement at June 30, 2024.
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
As of June 30, 2024, we were not in compliance with these financial covenants and have not obtained a waiver of compliance as of the filing date. Our balance outstanding under the line amounted to $1.0 million at June 30, 2024 and we repaid the balance in full subsequent to quarter end. Failure to regain compliance or obtain a waiver may impact our ability to borrow on the line.
Term Loan Secured by Mortgage
On June 28, 2024, in connection with our acquisition of substantially all of the assets used in the business of Timber Technologies, Inc. which closed on May 17, 2024, Timber Properties, LLC (“Timber Properties”), an affiliate of the Seller, sold to 106 Bremer, LLC, a wholly-owned subsidiary of the Company (“106 Bremer”), all of Timber Properties’ Owned Real Property pursuant to a Real Estate Sales Agreement for $3.0 million plus closing costs.
In connection with the purchase of the Owned Real Property, on June 28, 2024, 106 Bremer issued a Promissory Note in the principal amount of $3.0 million (the “TT Property Note”) secured by a Mortgage (the “TT Property Mortgage”) on the Owned Real Property to Timber Properties. All borrowings under the TT Property Note bear interest at 7.50%, with interest payable quarterly and the outstanding principal balance payable on June 29, 2034.
Bridgewater Facility
In connection with the completion of the TT Acquisition, on May 17, 2024, Timber Technologies Solutions, Inc., a wholly-owned subsidiary of the Company (the “Borrower”), entered into a Loan Agreement (the “Bridgewater Loan Agreement”) with Bridgewater Bank (“Bridgewater”) and issued a Term Promissory Note to Bridgewater in the amount of $7.0 million thereunder (the “Facility”). All borrowings under the Facility bear interest at 7.85%, with interest payable monthly and the outstanding principal balance payable on May 20, 2029 (the “Maturity Date”). The Bridgewater Loan Agreement also provides for certain fees payable to Bridgewater during its term. The Borrower’s obligations under the Facility are guaranteed by the Company and secured by all of the Borrower’s inventory, equipment, accounts and other intangibles, and all proceeds of the foregoing.
In connection with the Bridgewater Loan agreement, an amount of $1.0 million was required to be deposited with Bridgewater and be under the sole dominion and control of Bridgewater, and the Company shall not have any control over the use of, or any right to withdraw any amount of the restricted deposit. In the event that the Company maintains compliance with all of the financial covenants set forth in the Bridgewater Loan Agreement for a certain period of time, Bridgewater shall release a portion of the deposit. The $1.0 million deposit is recorded in Other Assets in the condensed Consolidated Balance Sheets.
Financial covenants require that TT maintain (i) a ratio of Cash Flow to Total Fixed Charges of not less than 1.30 to 1.00 as measured on each applicable Measurement Date on a trailing twelve (12) month basis; the first Measurement Date is September 30, 2024; (ii) maintain a ratio of Senior Funded Debt to trailing twelve (12) month Adjusted EBITDA not to exceed 3.00 to 1.00 as measured on each applicable Measurement Date for a Measurement Period; the first Measurement Date is June 30, 2025; (iii) maintain a ratio of Total Funded Debt to trailing twelve (12) month adjusted EBITDA not to exceed 4.00 to 1.00 as measured on each applicable Measurement Date for a Measurement Period; the first Measurement Date is June 30, 2025.
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
Off-Balance Sheet Arrangements
As of June 30, 2024, there were no off-balance sheet arrangements.

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
At December 31, 2023, Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of BLL. BLL’s financial results are included in the 2023 consolidated financial statements of the Company and constituted 2% of both total and net assets, as of December 31, 2023 and 3% of revenues and less than 1% of net income, for the year. The effectiveness of BLL’s controls will be assessed in 2024.
At December 31, 2023, Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of TT. Management has not yet determined whether the effectiveness of these controls will be assessed in 2024.
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
On February 14, 2024, we received a letter from the Listing Qualifications staff of The Nasdaq Stock Market (“Nasdaq”) notifying us that we were no longer in compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Market, as the bid price of our common stock had been below $1.00 for a period of 30 consecutive business days. The notification letter had no immediate effect on our listing on the Nasdaq Global Market. Nasdaq has provided us with 180 days, or until August 12, 2024, to regain compliance with the minimum bid price requirement by having a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If our Common Stock were to be delisted from Nasdaq and was not eligible for quotation or listing on another market or exchange, trading of our Common Stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our Common Stock to decline further. On July 2, 2024 we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market (“Nasdaq”) advising us that we had regained compliance with Nasdaq's minimum bid price requirements as our common stock closed above the $1.00 minimum bid price for the 10 consecutive business days ended July 1, 2024.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
Security Trading Plans of Directors and Executive Officers
None of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2024, as such terms are defined under Item 408(a) or Regulation S-K..

ITEM 6.EXHIBITS

Exhibit Number	Description

3.1
Certificate of Amendment of the Restated Certificate of Incorporation of Star Equity Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated June 12, 2024 (File No. 001-35947).

10.1
Purchase and Sale Agreement of 300 Park, dated as of May 6, 2024, by and between 300 Park Street LLC and MAG Capital Partners Acquisition LLC (incorporated by reference to Exhibit 10.1 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated May 7, 2024 (File No. 001-35947).

10.2
Commercial Purchase Agreement of 791 Rose, dated as of May 6, 2024, by and between Rose Drive, LLC and HJ Development L.L.P. (incorporated by reference to Exhibit 10.2 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated May 7, 2024 (File No. 001-35947).

10.3
Promissory Note Secured By Mortgage dated June 28, 2024, by and among Timber Technologies, LLC and 106 Bremer Ave, LLC (incorporated by reference to Exhibit 10.1 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated July 3, 2024 (File No. 001-35947).

10.4
Mortgage dated June 28, 2024, by and among Timber Technologies, LLC and 106 Bremer Ave, LLC (incorporated by reference to Exhibit 10.2 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated July 3, 2024 (File No. 001-35947).

10.5*
Commercial Single-Tenant Triple Net Lease, dated as of May 6, 2024, by and between Star Equity Holdings, Inc., MAG Capital Partners Acquisition LLC and its investors, and Park Street Maine Industrial, LLC.

10.6*	Commercial Single-Tenant Triple Net Lease, dated as of May 6, 2024, by and between Star Equity Holdings, Inc. and Big Lake Industrial 2024, LLC.
10.7*	Lease Agreement, dated June 28, 2024, by and between Timber Technologies Solutions, Inc.. and 106 Bremer Ave, LLC.
10.8
Asset Purchase Agreement, dated as of May 17, 2024, by and among Star Equity Holdings, Inc., Timber Technologies Inc., and Tom Niska and Dale Schiferl, et. al. (incorporated by reference to Exhibit 10.1 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated May 20, 2024 (File No. 001-35947).

10.9
Loan Agreement, dated May 17, 2024, by and between Star Equity Holdings, Inc. and Bridgewater Bank (incorporated by reference to Exhibit 10.2 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated May 20, 2024 (File No. 001-35947).

10.10
Term Promissory Note, dated May 17, 2024, by and between Timber Technologies Solutions, Inc. and Bridgewater Bank (incorporated by reference to Exhibit 10.3 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated May 20, 2024 (File No. 001-35947).

10.11
Guaranty, dated May 17, 2024, by Star Equity Holdings, Inc in favor of Bridgewater Bank (incorporated by reference to Exhibit 10.4 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated May 20, 2024 (File No. 001-35947).

10.12	Form of Real Estate Sales Agreement (incorporated by reference to Exhibit 10.5 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated May 20, 2024 (File No. 001-35947).
10.13
Loan and Security Agreement, dated as of April 24, 2024, by and between KBS Builders, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.1 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated April 26, 2024 (File No. 001-35947).

10.14
Guaranty, dated April 24, 2024, by Star Equity Holdings, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.2 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated April 26, 2024 (File No. 001-35947).

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

STAR EQUITY HOLDINGS, INC.

Date:	August 13, 2024	By:	/s/ RICHARD K. COLEMAN, JR.
Richard K. Coleman, Jr. Chief Executive Officer (Principal Executive Officer)

/s/ DAVID J. NOBLE
David J. Noble Chief Financial Officer (Principal Financial and Accounting Officer)