Form 10-Q
period 2024-09-30
STAR EQUITY HOLDINGS, INC.
filed 2024-11-19
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒
As of November 8, 2024, the registrant had 3,218,429 shares of Common Stock ($0.0001 par value) outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Building Solutions**	$13,663	$10,435	$36,264	$31,674
Investments	—	—	—	—
Total revenues	13,663	10,435	36,264	31,674

Cost of revenues:
Building Solutions**	10,817	8,187	29,511	22,433
Investments	29	45	146	169
Total cost of revenues	10,846	8,232	29,657	22,602

Gross profit	2,817	2,203	6,607	9,072

Operating expenses:
Selling, general and administrative	7,415	3,434	16,848	11,327
Amortization of intangible assets	724	430	1,756	1,290
Total operating expenses	8,139	3,864	18,604	12,617

Income (loss) from continuing operations	(5,322)	(1,661)	(11,997)	(3,545)

Other income (expense):
Other income (expense), net	3,293	(965)	3,358	(506)
Interest income (expense), net	41	433	636	569
Total other income (expense), net	3,334	(532)	3,994	63

Income (loss) before income taxes from continuing operations	(1,988)	(2,193)	(8,003)	(3,482)
Income tax benefit (provision) from continuing operations	18	(172)	22	(233)
Income (loss) from continuing operations, net of tax	(1,970)	(2,365)	(7,981)	(3,715)
Income (loss) from discontinued operations, net of tax (Note 2)	—	(257)	—	27,119
Net income (loss)	(1,970)	(2,622)	(7,981)	23,404
Dividend on Series A perpetual preferred stock	(541)	(479)	(1,499)	(1,437)
Net income (loss) attributable to common shareholders	$(2,511)	$(3,101)	$(9,480)	$21,967

Net income (loss) per share
Net income (loss) per share, continuing operations
Basic and diluted*	$(0.61)	$(0.75)	$(2.53)	$(1.19)
Net income (loss) per share, discontinued operations
Basic and diluted*	$—	$(0.08)	$—	$8.71
Net income (loss) per share
Basic and diluted*	$(0.61)	$(0.84)	$(2.53)	$7.51
Net income (loss) per share, attributable to common shareholders
Basic and diluted*	$(0.78)	$(0.99)	$(3.01)	$7.05
Weighted-average common shares outstanding ***
Basic and diluted*	3,210	3,137	3,150	3,115

Dividends declared per share of Series A perpetual preferred stock	$0.25	$0.25	$0.69	$0.75
*Earnings per share may not add due to rounding
**Formerly known as Construction
***All share amounts reflect 1 for 5 reverse stock split effective June 14, 2024, retroactively

See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2024 (unaudited)	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$5,492	$18,326
Restricted cash	1,603	620
Investments in equity securities	3,245	4,838
Lumber derivative contracts	—	19
Accounts receivable, net of allowances of $275 and $191, respectively	6,503	6,004
Note receivable, current portion	1,426	399
Inventories, net	5,530	3,420
Other current assets	1,451	1,180
Assets held for sale	—	4,346
Total current assets	25,250	39,152
Property and equipment, net	10,292	3,482
Operating lease right-of-use assets, net	7,145	1,470
Intangible assets, net	19,654	12,518
Goodwill	8,453	4,438
Long term Investments	3,899	6,000
Notes receivable	8,758	8,427
Other assets	2,272	9
Total assets	$85,723	$75,496

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,728	$1,571
Accrued liabilities	3,239	1,506
Accrued compensation	1,264	1,772
Accrued warranty	48	44
Deferred revenue	2,454	1,377
Short-term debt	3,284	2,019
Operating lease liabilities	305	403
Finance lease liabilities	22	42
Total current liabilities	12,344	8,734
Long-term debt	7,830	—
Deferred tax liabilities	225	318
Operating lease liabilities, net of current portion	6,926	1,102
Finance lease liabilities, net of current portion	24	43
Total liabilities	27,349	10,197

Commitments and contingencies (Note 9)

Stockholder’s Equity
Preferred stock, $0.0001 par value: 10,000,000 shares authorized: Series A Preferred Stock, 8,000,000 shares authorized, liquidation preference ($10.00 per share), 2,165,637 and 1,915,637 shares issued and outstanding at September 30, 2024 and December 31, 2023 (Liquidation preference: $21,488,629 and $18,988,390 as of September 30, 2024 and December 31, 2023, respectively)	21,593	18,988
Series C Preferred stock, $0.0001 par value: 25,000 shares authorized; no shares issued or outstanding	—	—

Common stock, $0.0001 par value: 10,000,000 shares authorized; 3,218,429 and 3,165,243 shares issued and outstanding (net of treasury shares) at September 30, 2024 and December 31, 2023, respectively *	2	2
Treasury stock, at cost; 102,487 and 51,770 shares at September 30, 2024 and December 31, 2023, respectively *	(5,946)	(5,728)
Additional paid-in capital	158,795	160,126
Accumulated deficit	(116,070)	(108,089)
Total stockholders’ equity	58,374	65,299
Total liabilities and stockholders’ equity	$85,723	$75,496
*All share amounts reflect 1 for 5 reverse stock split effective June 14, 2024, retroactively

See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income (loss)	$(7,981)	$23,404
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation of property and equipment	762	762
Amortization of intangible assets	1,756	1,290
Non-cash lease expense	593	570
Provision for bad debt, net	(93)	73
Stock-based compensation	186	284
Non-cash interest income	(554)	—
Amortization of loan issuance costs	—	45
Gain on sale of assets	(3,756)	(512)
Gain on disposal of discontinued operations	—	(26,680)
Loss (Gain) on equity method investments	621	—
Impairment of Cost Method Investment	4,086	—
Deferred income taxes	(94)	(221)
Unrealized (gain) loss on equity securities and lumber derivatives	315	14
Changes in operating assets and liabilities:
Accounts receivable	359	5,525
Inventories	726	(246)
Other assets	(1,543)	607
Accounts payable	157	685
Accrued compensation	(508)	(784)
Deferred revenue and billings in excess of costs and estimated profit	1,239	(460)
Operating lease liabilities	(701)	(400)
Other liabilities	734	(1,287)
Net cash provided (used) by operating activities	(3,696)	2,669

Investing activities
Purchases of property and equipment	(412)	(568)
Proceeds from sale of discontinued operations	—	19,681
Proceeds from sale of property and equipment	—	1,233
Proceeds from sale of property and equipment held for sale	8,101	—
Purchases of equity securities	(257)	(1,090)
Proceeds from sales of equity securities	527	247
Net cash received from (paid for) acquisition	(19,675)	—
Note receivable repayments	223	—
Issuance of note receivable	(1,000)	$—
Net cash provided (used) by investing activities	(12,493)	19,503

Financing activities
Proceeds from borrowings	16,492	35,969
Repayment of debt	(10,398)	(38,402)
Proceeds from the sale of common stock, warrants, and exercise of over allotment options	—	1
Proceeds from the exercise of warrants	—	4
Repurchase of common stock	(218)	—
Taxes paid related to net share settlement of equity awards	—	(16)

Repayment of obligations under finance leases	(39)	(178)
Preferred stock dividends paid	(1,499)	(1,437)
Net cash provided (used) by financing activities	4,338	(4,059)
Net change in cash, cash equivalents, and restricted cash including cash within discontinued operations	(11,851)	18,113
Less: net change in cash classified within discontinued operations	—	1,380
Net change in cash, cash equivalents, and restricted cash	(11,851)	16,733
Cash, cash equivalents, and restricted cash at beginning of period	$18,946	$4,519
Cash, cash equivalents, and restricted cash at end of period	7,095	21,252

Reconciliation of cash, cash equivalents, and restricted cash at end of period
Cash and cash equivalents	$5,492	$20,691
Restricted cash	1,603	561
Cash, cash equivalents, and restricted cash at end of period	$7,095	$21,252
Supplemental Information
Cash paid during the period for interest	$394	$238
Cash paid during the period for income taxes	$36	$—

Non-Cash Investing and Financing Activities
Noncash investment in private company	$—	$6,000
Purchase of investment in exchange for preferred stock	$2,605	$—
Noncash property, plant, and equipment obtained in exchange for term loan	$3,000	$—
Noncash right-of-use assets obtained in exchange for operating lease liabilities	$5,999	$—
Issuance of Preferred Stock	$(2,605)	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares *	Amount
Balance at December 31, 2023	1,916	$18,988	3,165	$2	$(5,728)	$160,126	$(108,089)	$65,299
Stock-based compensation	—	—	—	—	—	58	—	58
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	4	—	—	(15)	—	(15)
Dividends to holders of preferred stock ($0.25 per share)	—	—	—	—	—	(479)	—	(479)
Net income (loss)	—	—	—	—	—	—	(2,224)	(2,224)
Balance at March 31, 2024	1,916	$18,988	3,169	$2	$(5,728)	$159,690	$(110,313)	$62,639
Stock-based compensation	—	—	—	—	—	70	—	70
Shares issued for fractional shares in conjunction with reverse stock split	—	—	55	—	—	—	—	—
Dividends to holders of preferred stock ($0.25 per share)	—	—	—	—	—	(479)	—	(479)
Net income (loss)	—	—	—	—	—	—	(3,787)	(3,787)
Balance at June 30, 2024	1,916	$18,988	3,224	$2	$(5,728)	$159,281	$(114,100)	$58,443
Stock-based compensation	—	—	—	—	—	59	—	59
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	45	—	—	(4)	—	(4)
Issuance of preferred stock	250	2,605	—	—	—	—	—	2,605
Share purchased through the Stock Buyback Program	—	—	(51)	—	(218)	—	—	(218)
Dividends to holders of preferred stock ($0.25 per share)	—	—	—	—	—	(541)	—	(541)
Net income (loss)	—	—	—	—	—	—	(1,970)	(1,970)
Balance at September 30, 2024	2,166	$21,593	3,218	$2	$(5,946)	$158,795	$(116,070)	$58,374

	Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares *	Amount
Balance at December 31, 2022	1,916	$18,988	3,036	$1	$(5,728)	$161,715	$(133,221)	$41,755
Stock-based compensation	—	—	—	—	—	102	—	102
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	3	—	—	—	—	—
Dividends to holders of preferred stock ($0.25 per share)	—	—	—	—	—	(479)	—	(479)
Net income (loss)	—	—	—	—	—	—	435	435
Balance at March 31, 2023	1,916	$18,988	3,039	$1	$(5,728)	$161,338	$(132,786)	$41,813
Stock-based compensation	—	—	—	—	—	104	—	104
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	1	—	—	—	—	—
Dividends to holders of preferred stock ($0.25 per share)	—	—	—	—	—	(479)	—	(479)
Net income (loss)	—	—	—	—	—	—	25,591	25,591
Balance at June 30, 2023	1,916	$18,988	3,040	$1	$(5,728)	$160,963	$(107,195)	$67,029
Stock-based compensation	—	—	—	—	—	78	—	78
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	60	—	—	(16)	—	(16)
Dividends to holders of preferred stock ($0.25 per share)	—	—	—	—	—	(479)	—	(479)
Proceeds received from warrant exercise	—	—	65	—	—	3	—	3
Net income (loss)	—	—	—	—	—	—	(2,622)	(2,622)
Balance at September 30, 2023	1,916	$18,988	3,165	$1	$(5,728)	$160,549	$(109,817)	$63,993
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
On May 17, 2024, we entered into an Asset Purchase Agreement with Timber Technologies Inc. and Timber Properties, LLC ( collectively, “TT”) (see Note 12. “Mergers and Acquisitions”).
On June 12, 2024, we executed a one-for-five reverse stock split which became effective June 14, 2024. All of our historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these financial statements have been adjusted retroactively (see Note 15. “Equity Transactions”).
In the third quarter of 2024, we entered into sale and leaseback agreements for two properties. (see Note 6. “Leases”).
On August 9, 2024, we completed an investment in Enservco Corporation (“Enservco”) (the “Investment in Enservco”) pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) in which we agreed to issue 250,000 shares of our 10% Series A Cumulative Perpetual Preferred Stock (“STRRP”) representing $2.6 million of value, to Enservco, in exchange for 9,023,035 Enservco common shares, representing 19.9% of the equity interests of Enservco (the “Enservco Common Shares”), and 3,476,965 newly issued Enservco Cumulative Mandatorily Convertible Series A preferred shares (the “Enservco Preferred Shares”) and certain options included in the Share Exchange Agreement. Enservco also agreed to appoint one Company representative to the Enservco board of directors. We also issued a short-term $1 million promissory note (the “Note”) to Enservco to facilitate Enservco’s acquisition of Buckshot Trucking, LLC. The Note is collateralized by the STRRP shares issued to Enservco. See Note 5. “Supplementary Balance Sheet Information” for further discussion of the Enservco Investment and the Note.
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

Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. We limit our exposure to credit loss by generally placing cash in high credit quality financial institutions or in major money market mutual funds offered through brokerage firms. Some of our cash balances are maintained at major banking institutions in the United States, a portion of which may, from time to time, exceed the regulatory limit of $250,000 insured by the Federal Deposit Insurance Corporation (FDIC). We have not experienced any credit losses associated with our cash balances. Additionally, we have established guidelines regarding diversification of our investments and their maturities, which are designed to maintain principal and maximize liquidity. As of September 30, 2024, we had $1.0 million of cash in excess of FDIC insured limits.
New Accounting Standards To Be Adopted
No new accounting standards were issued in the quarter ended September 30, 2024 that are expected to have a material impact on our financial statements.
Reclassifications
Certain balances in the audited consolidated financial statements for our fiscal year ended December 31, 2023 have been reclassified to conform with the current period presentation. Specifically, we have reclassified $4.3 million of net property and equipment to assets held for sale for comparability purposes.
Classification of Investments Segment
We consider our Investments segment to be ancillary to our core business, and, as a result, we record gain and losses on investments and real estate from the Investments segment as a component of other income (expense). We record any impairment of our cost basis investments as a component of operating expenses.

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

The following table presents financial results of our Healthcare division for the three and nine months ended September 30, 2023 (in thousands).

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Total revenues	$—	$17,962
Total cost of revenues	—	12,408
Gross profit	—	5,554

Operating expenses:
Selling, general and administrative	—	3,369
(Gain) loss on disposal of discontinued operations	—	(26,680)
Total operating expenses	—	(23,311)

Income (loss) from discontinued operations	—	28,865

Other (expense) income, net	—	(1,015)
Interest expense, net	—	(173)
Income (loss) from discontinued operations before income taxes	—	27,677
Income tax benefit (provision)	(257)	(558)
Income (loss) from discontinued operations	$(257)	$27,119
The following table presents the significant operating, investing and financing activities from discontinued operations for the nine months ended September 30, 2023 (in thousands):

Nine Months Ended September 30, 2023
Operating activities
Net income (loss) from discontinued operations	$27,119
Depreciation	332
Non-cash lease expense	273
Write-off of borrowing costs	16
(Gain) loss on disposal of discontinued operations	(26,680)
Share-based compensation	1
(Gain) Loss on disposal of assets	135
Provision for bad debt	17
Deferred income taxes	(176)
Accounts receivable	1,333
Inventory	(681)
Other assets	1,044
Accounts payable	994
Accrued compensation	(580)
Deferred revenue	(101)
Operating lease liabilities	(283)
Other liabilities	(1,730)
Net cash provided by (used in) operating activities	1,033
Net cash provided by (used in) investing activities	—
Net cash provided by (used in) financing activities	347
Net increase (decrease) in cash and cash equivalents and restricted cash	$1,380

Following is the reconciliation of purchase price (including a working capital adjustment) to the total gain recognized in income from discontinued operations as of September 30, 2023 (in thousands):

Proceeds of the disposition, net of transaction costs and indebtedness payoff	$32,682
Assets of the businesses	(24,071)
Liabilities of the businesses	18,069
Pre-tax gain on the disposition	$26,680
Note 3. Revenue
Disaggregation of Revenue
The following tables present our continuing revenues disaggregated by major source for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Building Solutions	Total	Building Solutions	Total
Major Goods/Service Lines
Building Solutions Revenue from Contracts with Customers	$13,663	$13,663	$10,435	$10,435
Total Revenues	$13,663	$13,663	$10,435	$10,435

Timing of Revenue Recognition
Services and goods transferred at a point in time	$13,663	$13,663	$10,435	$10,435
Total Revenues	$13,663	$13,663	$10,435	$10,435

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Building Solutions	Total	Building Solutions	Total
Major Goods/Service Lines
Building Solutions Revenue from Contracts with Customers	$36,264	$36,264	$31,674	$31,674
Total Revenues	$36,264	$36,264	$31,674	$31,674

Timing of Revenue Recognition
Services and goods transferred at a point in time	$36,264	$36,264	$31,674	$31,674
Total Revenues	$36,264	$36,264	$31,674	$31,674
Deferred Revenue
Changes in deferred revenue, which consist primarily of customer deposits, for the nine months ended September 30, 2024 are as follows (in thousands):

Balance at December 31, 2023	$1,377
Revenue recognized that was included in balance at beginning of the year	(748)
Deferred revenue, net, related to contracts entered into during the year	1,825
Balance at September 30, 2024	$2,454

Note 4. Basic and Diluted Net Income (Loss) Per Share
We present net income (loss) per share attributable to common stockholders in conformity with the two-class method required for participating securities, as the warrants are considered participating securities. We have not allocated net income (loss) attributable to common stockholders to warrants because the holders of our warrants are not contractually obligated to share in our income (loss). Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to common stockholders is calculated to give effect to all potential shares of common stock, including common stock issuable upon exercise of warrants, stock options, and restricted stock units (“RSUs”). In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive. All share amounts reflect 1 for 5 reverse stock split effective June 14, 2024, retroactively.
The following table sets forth the reconciliation of shares used to compute basic and diluted net income (loss) per share for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Income (loss) from continuing operations, net of tax	$(1,970)	$(2,365)	$(7,981)	$(3,715)
Income (loss) from discontinued operations, net of tax (Note 2)	—	(257)	—	27,119
Net income (loss)	(1,970)	(2,622)	(7,981)	23,404
Dividend on Series A perpetual preferred stock	(541)	(479)	(1,499)	(1,437)
Net income (loss) attributable to common shareholders	$(2,511)	$(3,101)	$(9,480)	$21,967

Denominator:
Weighted average common shares outstanding	3,210	3,129	3,150	3,069
Weighted average prefunded warrants outstanding	—	8	—	46
Weighted average shares outstanding - basic and diluted	3,210	3,137	3,150	3,115

Net income (loss) per share
Continuing operations
Basic and diluted	$(0.61)	$(0.75)	$(2.53)	$(1.19)
Discontinued operations
Basic and diluted	$—	$(0.08)	$—	$8.71
Net income (loss) per share
Basic and diluted	$(0.61)	$(0.84)	$(2.53)	$7.51
Net income (loss) per share, attributable to common shareholders
Basic and diluted	$(0.78)	$(0.99)	$(3.01)	$7.05
Antidilutive common stock equivalents are excluded from the computation of diluted income (loss) per share. The computation of diluted earnings per share excludes stock options, RSUs, and stock warrants that are antidilutive. The following common stock equivalents were antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	—	1	—	1
Restricted stock units	—	—	3	—
Stock warrants	2,373	2,373	2,373	2,373
Total	2,373	2,374	2,376	2,374
*All share amounts reflect 1 for 5 reverse stock split effective June 14, 2024, retroactively

Note 5. Supplementary Balance Sheet Information
Inventories
The components of inventories are as follows (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$2,356	$1,394
Work-in-process	516	410
Finished goods	2,658	1,616
Total inventories	5,530	3,420
Less reserve for excess and obsolete inventories	—	—
Total inventories, net	$5,530	$3,420
Property and Equipment
Property and equipment consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Land	$795	$548
Buildings and leasehold improvements	5,573	1,063
Machinery and equipment	6,275	3,474
Gross property and equipment	12,643	5,085
Accumulated depreciation	(2,351)	(1,603)
Total property and equipment, net	$10,292	$3,482
As of September 30, 2024, the non-operating land and buildings, held for investments, had a carry value of $1.0 million and was included within property and equipment on the condensed Consolidated Balance Sheet.
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
Notes Receivable
Notes receivable consists of the following principal and interest balances as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
	Principal and interest	Principal and interest
TTG Note	$8,013	$7,459
Enservco Note (refer to “Investment in Enservco”)	1,028	—
MDOS Note	968	1,191
KBS Customer Note	175	176
Total note receivable	10,184	8,826
Less current portion	1,426	399
Note receivable, net of current portion	$8,758	$8,427

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
In 2021 we completed the sale of MD Office Solutions in exchange for a secured promissory note (the “MDOS Note”). This note, the principal of which is approximately $1 million at September 30, 2024, is included in “Notes receivable, current portion” and “Notes receivable” in our Consolidated Balance Sheet at September 30, 2024 for $0.2 million and $0.7 million, respectively. The MDOS Note requires quarterly installments of $74 thousand and incurs interest at a fixed rate of 5.0% through maturity in 2028.
In 2023, KBS executed a customer promissory note, incurring 12% interest per annum (the “KBS Customer Note”). The KBS Customer Note, which has a maturity date with full payment due of October 19, 2024, is included in “Notes receivable, current portion” in the Consolidated Balance Sheets at September 30, 2024. KBS is currently in discussion with the customer regarding payment, and believes no reserve is necessary.
The Company evaluates its notes receivable portfolio under the Current Expected Credit Loss (CECL) model and determined that no allowance for credit losses was necessary as of September 30, 2024.
Long Term Investments
Below are the components of our Long Term Investments as of September 30, 2024 and December 31, 2023 (in thousands):

	Method of Accounting	September 30, 2024	December 31, 2023
Investment in TTG, carried at cost	Cost Method	$1,914	$6,000
Investment in Enservco-Common Stock	Equity Method	1,173	—
Investment in Enservco-Preferred Stock	Equity Method	452	—
Investment in Enservco-Call Option	Equity Method	360	—
Total		$3,899	$6,000
Investment in TTG
As a part of the sale of Digirad Health, we received $6.0 million in the common equity of TTG Parent LLC (our “Cost Method Investment”), which is held in our Investments Segment. We have elected the measurement alternative under ASC 321, Investments-Equity Securities. The measurement alternative election allows for equity securities that do not have readily determinable fair values to be recorded at cost, with adjustments for impairment and certain observable price changes reflected in earnings. Such securities are adjusted to fair value when an observable price change occurs or impairment is identified. As of September 30, 2024, we have recorded a total impairment to the Cost Method Investment in the amount of $4.1 million, including the impairment recorded in the third quarter of 2024 of $2.8 million. We recorded the impairment as we considered the financial performance of TTG Parent LLC relative to the average earnings from comparable companies. This impairment is recorded as a part of selling, general and administrative expenses on the Consolidated Statement of Operations.
Investment in Enservco
As discussed in Note 1.“Basis of Presentation,” on August 9, 2024, we completed an Investment in Enservco which consisted of Enservco Common Stock, Enservco Preferred Stock, and certain other options reflected in the Share Exchange Agreement, and the Enservco Note Receivable.
Under the Share Exchange Agreement, we have additional purchase rights (a “call option”), but not obligations, including.the 12-month option to participate in any financings to maintain the pro-rata ownership interest in Enservco.and the 12-month option to exchange another $2.5 million of STRRP for additional shares of Enservco common stock.

Additionally, we entered into a $1 million promissory note (the “Enservco Note”) which represents a note receivable on our balance sheet. This Enservco Note is secured by 250,000 shares of our Cumulative Perpetual Preferred Stock, par value $.0001 per share, pursuant to the terms of a pledge agreement. The Enservco Note bears interest at a rate of 20% per annum, accruing from the Issuance Date. The Principal Amount of the Enservco Note, together with all accrued but unpaid interest, is due and payable in full three months from the Issuance Date, unless extended in one month increments by mutual agreement between us and Enservco (the “Maturity Date”). The Maturity Date will be automatically extended to four months from the Issuance Date in the event Enservco repays a minimum of $600,000 of the Principal Amount by the third month from the Issuance Date and the Maturity Date will be automatically extended to the fifth month from the Issuance Date in the event Enservco repays a minimum of $800,000 before four months from the Issuance Date. There are no penalties for prepayment of the Enservco Note. We determined the fair value of the Enservco Note using a discounted cash flow model. The discount rate used in the cash flow model was 15.36% and is a Level 3 fair value input, as it is unobservable. As of November 9, 2024, the Enservco note went into default; we are in discussions with Enservco regarding a waiver.
This represents an investment in a variable interest entity (“VIE”).However, we have determined that we are not the primary beneficiary. As a result, the operations and financial position Enservco are not included in our condensed consolidated financial statements.
The Investment in Enservco is required to be accounted for using the equity method of accounting under ASC 323, Equity Method Investments and Joint Ventures, as we are deemed to have significant influence over Enservco based upon GAAP rules. Pursuant to the guidance in ASC 323, we elected the fair value option pursuant to ASC 825-10-15, wherein the financial instrument is initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date, with changes in the estimated fair value recognized as other income (expense) in the statement of operations.
Our initial valuation of the Investment in Enservco for the common and preferred shares was based upon the market price at the transaction date. The fair value of the preferred shares on a per-unit basis was determined to approximate the fair value of the common shares after consideration of the features and benefits of the preferred shares. In forming this determination, we considered a number of objective and subjective factors, including third-party valuations and company specific economic outlook. To determine the fair value of the call option, the Company used the Black-Scholes option pricing model taking the stock price of $0.17 at the date of acquisition and $0.13 at September 30, 2024, a twelve-month risk-free yield of 4.0% and a volatility of 96% observed in Enservco’s historical common stock price history. As a result, the call option is included in the Level 3 of the fair value hierarchy.
Because we elected the fair value option to account for our equity method Investment in Enservco, we determined the fair value of the Common Stock using the closing price of Enservco’s common shares as of the end of the period, which is a Level 1 fair value input. The market value of our Common Stock Investment in Enservco at September 30, 2024, based on quoted market prices, was $1.2 million. We determined the fair value of the Mandatorily Convertible Preferred Stock by considering a number of objective and subjective factors, including third-party valuations and a company-specific economic outlook. As a result, the Mandatorily Convertible Preferred Stock is included in Level 3 of the fair value hierarchy.
We hold the Investment in Enservco in the Investments Segment.. As of September 30, 2024, we owned 9,024,035 shares of Common Stock and 3,476,965 shares of Mandatorily Convertible Preferred Stock, representing approximately 22% of the total outstanding Enservco Common Stock assuming all preferred stock was converted. At September 30, 2024, the total fair value of the Investment in Enservco was approximately $2.0 million. The unrealized loss in our condensed consolidated statements of income related to our Investment in Enservco was $621 thousand for the three and nine months ended September 30, 2024.
See Note 7. “Financial Instruments” for further discussion of the fair value hierarchy disclosures.
Note 6. Leases
Lessee
We have operating and finance leases for corporate offices, vehicles, and certain equipment. Our leases have remaining lease terms of 1 year to 20 years. Some of the leases include options to extend the leases and some of which include options to terminate the lease within 1 year. Operating leases and finance leases are included separately in the condensed Consolidated Balance Sheets.
We entered into the following Sale Leaseback Transactions in the third quarter of 2024 (“Sale Leasebacks”).

On July 16, 2024 we sold our facility at 300 Park Street, South Paris, Maine (the “Maine Premises”), together with any fixtures and other items of real property, to MAG Capital Partners Acquisition LLC (“300 Park Buyer”). The total net consideration, after closing costs, related to the 300 Park Sale Leaseback Agreement was $4.5 million in cash, net of closing costs, withholding taxes and security deposits, which was paid at the closing. Simultaneously we entered into a commercial single-tenant triple net lease (the “300 Park Lease Agreement”) with 300 Park Buyer, pursuant to which KBS leased back from 300 Park Buyer the Maine Property for a 20 year term, unless earlier terminated or extended for two renewal terms of 10 years each in accordance with the terms of the 300 Park Lease Agreement. The 300 Park Lease agreement contains certain provisions that provide the 300 Park Buyer with the right of first negotiation on future expansion, development or sale leaseback opportunities and the right of first negotiation if we wish to sell any KBS assets, stock, membership interest or other equity interest on the property. The 300 Park Lease also provides us with right of first negotiation in the event of a proposed sale of the Maine Premises. In connection with the 300 Park Lease, we paid an $879 thousand security deposit which will be repaid to us upon meeting certain EBITDA thresholds. We recognized a gain on the sale of the Maine Premises in the third quarter of 2024 of approximately $3.6 million.
On July 19, 2024, we sold our facility at 791 Rose Drive, Big Lake, Minnesota (the “Big Lake Premises”), together with any fixtures and other items of real property, to HJ Development L.L.P (“791 Rose Buyer”). The total net consideration, after closing costs, related to the 791 Rose Sale and Leaseback Agreement was $2.7 million in cash, net of closing costs, withholding taxes and security deposits, which was paid at the closing. Simultaneously we entered into a commercial single-tenant triple net lease (the “791 Rose Lease Agreement”) with 791 Rose Buyer, pursuant to which EBGL leased back from 791 Rose Buyer the Big Lake Property for a 15 year term, unless earlier terminated or extended for an additional 10 years in accordance with the terms of the 791 Rose Lease Agreement. We recognized a gain on the sale of the Big Lake Premises in the third quarter of 2024 of approximately $0.2 million.
These Sale Leasebacks meet the qualification of operating leases under ASC 842, “Leases” in that (i) they do not automatically transfer title to the lessee at the end of the lease term; (ii) they do not contain a bargain purchase option; (iii) the lease term is not for a major part of the estimated remaining useful life of the asset; (iv) the present value of the lease payments does not represent substantially all of the fair value of the underlying assets; and (v) the underlying assets are not of such a specialized nature that are assumed to have no alternative use to the lessor at the end of the lease term.
We used our incremental borrowing rate as the discount rate for these sale leaseback transactions, as the rate implicit in the lease is not readily determinable. We estimated our incremental borrowing rate based on our Company credit rating, adjusted for the lease’s term and the collateralized nature of the lease obligations. Lease extensions are not reasonably certain of being exercised. As such, we have not included such extensions in determining our incremental borrowing rate or in our initial valuation of the lease assets and liabilities.

The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$356	$98	$590	$311

Finance lease cost:
Amortization of finance lease assets	$17	$17	$55	$62
Interest on finance lease liabilities	1	2	3	9
Total finance lease cost	$18	$19	$58	$71

Supplemental cash flow information related to leases from continuing operations was as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$539	$288
Operating cash flows from finance leases	$3	$9
Financing cash flows from finance leases	$39	$83

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$5,999	$—
Supplemental balance sheet information related to leases was as follows:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term (in years)
Operating leases	15.9	4.3
Finance leases	2.3	2.2

Weighted average discount rate
Operating leases	12.65%	5.46%
Finance leases	5.80%	5.86%
We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of September 30, 2024 were as follows (in thousands):

	Operating Leases	Finance Leases
2024 (excludes the nine months ended September 30, 2024)	$307	$7
2025	1,247	25
2026	1,176	16
2027	901	1
2028	923	—
2029 and thereafter	14,349	—
Total future minimum lease payments	18,903	49
Less amounts representing interest	11,672	3
Present value of lease obligations	$7,231	$46

Note 7. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Financial Accounting Standards Board’s authoritative guidance for fair value measurements establishes a three-level hierarchy based upon the inputs to the valuation model of an asset or liability. Level 1 inputs are quoted prices in active markets for identical assets; Level 2 inputs are inputs other than quoted prices that are significant and observable; and Level 3 inputs are significant unobservable inputs to be used in situations where markets do not exist or are illiquid. The following table presents information about our financial assets that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value at September 30, 2024 and December 31, 2023 (in thousands):

	Fair Value as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Equity securities	$3,245	$—	$—	$3,245
Lumber derivative contracts	—	—	—	—
Investment in Enservco	1,173	—	1,840	3,013
BLL acquisition related earn-out	—	—	(381)	(381)
Total	$4,418	$—	$1,459	$5,877

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Equity securities	$4,838	$—	$—	$4,838
Lumber derivative contracts	19	—	—	19
BLL acquisition related earn-out	—	—	(169)	(169)
Total	$4,857	$—	$(169)	$4,688
The tables below present reconciliations for all Level 3 assets for the three and nine months ended September 30, 2024, respectively.

Level 3 Rollforward	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Beginning Balance	$—	$—
Purchases	2,352	2,352
Interest accrual	28	28
Unrealized gain (loss)	(540)	(540)
Ending Balance	$1,840	$1,840
The tables below present reconciliations for all Level 3 liabilities for the three and nine months ended September 30, 2024, respectively.

Level 3 Rollforward	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Beginning Balance	$169	$169
Change in fair value of earn-out	212	212
Ending Balance	$381	$381
Equity Securities
The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on September 30, 2024 and December 31, 2023, respectively, and recorded in “Investments in equity securities” in the condensed Consolidated Balance Sheets. During the nine months ended September 30, 2024 and 2023, we recorded an unrealized loss of $296 thousand and loss of $24 thousand, respectively, resulting from market fluctuations, recorded in other income (expense), net in the condensed Consolidated Statements of Operations.

Gains and losses from investments in equity securities are recorded in other income (expense) of the condensed Consolidated Statements of Operations and included the following for the nine months ended September 30, 2024 and 2023, respectively:

	September 30, 2024	September 30, 2023
Unrealized gain (loss) on equity securities	$(296)	$(24)
Realized gain (loss) on equity securities	(10)	94
Total gain (loss) on equity securities	$(306)	$70
Lumber Derivative Contracts
We may enter into lumber derivative contracts in order to protect our gross profit margins from fluctuations caused by lumber price volatility. Such contracts, which are generally entered into to protect the gross margins on our wall panel contracts at EdgeBuilder and Glenbrook Building Supply, Inc. (“Glenbrook” and referred to jointly with EdgeBuilder as “EBGL”), are recorded within current assets or liabilities in the condensed Consolidated Balance Sheets. For the nine months ended September 30, 2024 and 2023, we recorded a net loss of $65 thousand and a net loss of $108 thousand, respectively, in the cost of goods sold in the condensed Consolidated Statements of Operations. As of September 30, 2024, we had a net long (buying) position of 0 board feet under 0 lumber derivatives contracts. As of December 31, 2023, we had a net long (buying) position of 605,000 board feet under 22 lumber derivatives contracts.
Gains and losses from lumber derivative contracts are recorded in cost of goods sold of the condensed Consolidated Statements of Operations and included the following for the nine months ended September 30, 2024 and 2023, respectively:

	September 30, 2024	September 30, 2023
Unrealized gain (loss) on lumber derivatives	$(19)	$10
Realized gain (loss) on lumber derivatives	(46)	(118)
Total gain (loss) on lumber derivatives	$(65)	$(108)
Investment in Enservco
As discussed in detail in Note 5. “Supplementary Balance Sheet Information,” the Investment in Enservco consists of Enservco Common Stock, Enservco Preferred Stock, a call option, and the Enservco Note. The fair value of the Enservco Common Stock is based on the closing price of Enservco’s common shares as of the end of the period, which is a Level 1 fair value input. The fair value of the Enservco Preferred Stock was based on the consideration of a number of objective and subjective factors, including third-party valuations and a company-specific economic outlook. As a result, the Enservco Preferred Stock is included in Level 3 of the fair value hierarchy. To determine the fair value of the call option, the Company used the Black-Scholes option pricing model which is included in Level 3 of the fair value hierarchy. The fair value of the Enservco Note was determined using a discounted cash flow model, which is a Level 3 fair value input, as it is unobservable.
The unrealized loss in our condensed consolidated statements of income related to our Investment in Enservco was $0.6 million for the nine months ended September 30, 2024.
BLL Acquisition Earn-out
As discussed in Note 12. “Mergers and Acquisitions”, we estimated the fair value of the earn-out for the BLL acquisition, which is determined using estimates of forecasted operations and other assumptions, was $0.4 million as of the acquisition date. The fair value of the earn-out for the BLL Acquisition is based on Level 3 inputs of the fair value hierarchy. Key assumptions used in calculating the earn-out include a risk-free ranging from 3.83% to 4.62% over the earn-out period, and a discount rate ranging from 7.72% to 8.51%.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
As discussed in Note 5. “Supplementary Balance Sheet Information”, we have recorded a non recurring total impairment to our Cost Method Investment in the amount of $4.1 million, including the impairment recorded in the third quarter of 2024 of $2.8 million. To determine the fair value of the Cost Method Investment per ASC 321, we considered the change in observable inputs based on the financial performance of TTG Parent LLC valued based on the last twelve months (“LTM”) adjusted EBITDA with a valuation multiple of comparable publicly traded companies. This impairment is recorded as a part of selling, general and administrative expenses on the consolidated statement of operations. This Cost Method Investment is accounted for under the Measurement Alternative permitted under ASC 321. At September 30, 2024, the Cost Method Investment has a value of $1.9 million

Note 8. Debt
A summary of debt as of September 30, 2024 and December 31, 2023 is as follows (dollars in thousands):

	September 30, 2024		December 31, 2023
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - Premier EBGL	$1,467	8.75%	$2,019	9.25%
Revolving Credit Facility - KeyBank KBS	58	8.38%	—	—%
Total Short-term Revolving Credit Facilities	$1,525	8.74%	$2,019	9.25%
Bridgewater - TT Term Loan	$1,400	7.85%	$—	—%
Term Loan Secured by Mortgage	359	7.50%	—	—%
Total Short-term debt	$3,284	8.19%	$2,019	9.25%

Bridgewater - TT Term Loan, net of current portion	$5,130	7.85%	$—	—%
Term Loan Secured by Mortgage, net of current portion	2,700	7.50%	—	—%
Long Term Debt, net of current portion	$7,830	7.73%	$—	—%

Total Debt	$11,114	7.88%	$2,019	9.25%
Premier Facility
On August 16, 2023, EdgeBuilder and Glenbrook (referred to herein as the “EBGL Borrowers”), entered into a Revolving Credit Loan Agreement with Premier Bank (“Premier”), which was subsequently amended on December 5, 2023 to provide the EBGL Borrowers with a working capital line of credit of up to $6.0 million (the “Premier Loan Agreement”). Availability under the Premier Loan Agreement is based on a formula tied to the EBGL Borrowers’ eligible accounts receivable, inventory and equipment. Borrowings under the Premier Loan Agreement bear interest at the prime rate plus 0.75% (and a minimum interest rate of 6.75%), with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement expires on December 5, 2024 but may be extended from time to time at the request of the EBGL Borrowers, subject to approval by Premier. The EBGL Borrowers’ obligations under the Premier Loan Agreement are guaranteed by the Company and secured by all of their inventory, equipment, accounts and other intangibles. As of September 30, 2024, availability under the Premier Loan Agreement was approximately $2.8 million. Premier holds $600 thousand of restricted cash associated with the Premier Facility.
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

As of September 30, 2024, KBS was not in compliance with these financial covenants and had not obtained a waiver of compliance as of the filing date. The balance outstanding under the line amounted to $0.1 million at September 30, 2024 and KBS repaid the balance in full subsequent to quarter end. Failure to regain compliance or obtain a waiver may impact KBS’s ability to borrow on the line.
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
In connection with the Bridgewater Loan agreement, an amount of $1.0 million was required to be deposited with Bridgewater and be under the sole dominion and control of Bridgewater, and the Company shall not have any control over the use of, or any right to withdraw any amount of the restricted deposit. In the event that the Company maintains compliance with all of the financial covenants set forth in the Bridgewater Loan Agreement for four consecutive measurement dates, Bridgewater shall release a portion of the deposit. The $1.0 million deposit is recorded in Other Assets in the condensed Consolidated Balance Sheets.
Financial covenants require that TT maintain (i) a ratio of Cash Flow to Total Fixed Charges of not less than 1.30 to 1.00 as measured on each applicable Measurement Date on a trailing twelve (12) month basis; the first Measurement Date is September 30, 2024; (ii) maintain a ratio of Senior Funded Debt to trailing twelve (12) month Adjusted EBITDA not to exceed 3.00 to 1.00 as measured on each applicable Measurement Date for a Measurement Period; the first Measurement Date is June 30, 2025; (iii) maintain a ratio of Total Funded Debt to trailing twelve (12) month adjusted EBITDA not to exceed 4.00 to 1.00 as measured on each applicable Measurement Date for a Measurement Period; the first Measurement Date is June 30, 2025. TT was in compliance with the Cash Flow to Total Fixed Charges covenant as of September 30, 2024.
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
For the three months ended September 30, 2024 and 2023, we recorded an income tax benefit of $18 thousand and an income tax expense of $172 thousand within continuing operations. We also recorded an income tax expense of $257 thousand within discontinued operations for the three months ended September 30, 2023.
For the nine months ended September 30, 2024 and 2023, we recorded an income tax benefit of $22 thousand and an income tax expense of $233 thousand within continuing operations. For the nine months ended September 30, 2023 we also recorded an income tax expense of $558 thousand within discontinued operations.
The tax expense for the nine months ended September 30, 2023 primarily relates to our January 2022 ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which required us to establish an additional valuation allowance on net operating losses that the Company cannot utilize in the future.
As of September 30, 2024, we had unrecognized tax benefits of approximately $300 thousand related to uncertain tax positions. Included in the unrecognized tax benefits were $300 thousand of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.

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
Segment information for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue by segment:
Building Solutions	$13,663	$10,435	$36,264	$31,674
Investments	156	89	538	405
Intersegment elimination	(156)	(89)	(538)	(405)
Consolidated revenue	$13,663	$10,435	$36,264	$31,674

Gross profit (loss) by segment:
Building Solutions	$2,846	$2,248	$6,753	$9,241
Investments	127	44	392	236
Intersegment elimination	(156)	(89)	(538)	(405)
Consolidated gross profit	$2,817	$2,203	$6,607	$9,072

Income (loss) from operations by segment:
Building Solutions	$(578)	$(21)	$(2,318)	$1,960
Investments	(2,745)	(71)	(3,892)	(527)
Corporate, eliminations and other	(1,999)	(1,569)	(5,787)	(4,978)
Segment income (loss) from operations	$(5,322)	$(1,661)	$(11,997)	$(3,545)

Depreciation and amortization by segment:
Building Solutions	$997	$515	$2,338	$1,530
Investments	29	45	146	169
Star Equity corporate	9	9	34	21
Total depreciation and amortization	$1,035	$569	$2,518	$1,720

Note 12. Mergers and Acquisitions
Timber Technologies Solutions
On May 17, 2024, we acquired, through certain wholly owned subsidiaries, substantially all of the assets of Timber Technologies Inc. and, on June 28, 2024, the real assets of Timber Properties, LLC (collectively, “TT”) for total consideration of $23.1 million consisting of cash paid at closing of $19.1 million, $1.0 million of escrow funds included in accrued liabilities, and a Term Loan Secured by a Mortgage of $3.0 million. The initial purchase price was subject to a standard working capital adjustment and other customary closing adjustments to be settled within 45 days post close. During the third quarter of 2024 we resolved the working capital provisions which resulted in a payment to the seller of $575 thousand. This settlement resulted in a corresponding increase to the goodwill recognized in this transaction. We are also subject to payments due to the sellers contingent upon the achievement of certain EBITDA metrics over a 2-year period which may result in total payments not to exceed $4.1 million, 50% of which is payable in cash and 50% of which is payable in Series A Preferred Stock. These payments are also contingent upon the continued employment of the individuals. We have concluded that these payments are akin to compensation and will be recorded if and as such compensation is earned. We have restricted $1.0 million of cash associated with the escrow funds payable to the sellers within 12 months after the acquisition as defined in the escrow agreement.
In accordance with ASC 805, Business Combinations, we accounted for this transaction as a business combination and recorded the acquired assets of TT at fair value. The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2024. The purchase price allocation is preliminary and subject to change, including the valuation of property and equipment, intangible assets, income taxes, and goodwill, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value. This business is reported as part of our Building Solutions segment.
The following table sets forth the purchase price allocation of TT to the estimated fair value of assets acquired as of the acquisition date (in thousands):

As of Acquisition Date
Accounts receivable, net	$766
Inventory, net	2,836
Other current assets	2
Property and equipment, net	7,156
Intangibles	8,900
Net assets acquired	19,660
Goodwill	4,014
Purchase price	$23,674
The $8.9 million of identified intangible assets was allocated as follows (in thousands):

	Fair Value	Useful Life (years)
Trade Names	$1,970	15
Customer Relationships	6,640	10
Backlog	290	1
Fair value of identified intangible assets	$8,900
Goodwill and intangibles of $4.0 million and $8.9 million, respectively, were assigned to the Building Solutions segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of TT.
The Company recognized $0.2 million of acquisition related costs including legal and accounting that were expensed in 2024.

The following represents certain information from the unaudited pro forma condensed Consolidated Statement of Operations as if TT had been included in the consolidated results of the Company for the three and nine months ending September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$13,663	$15,343	$43,003	$46,063
Gross profit	2,817	5,070	9,850	16,938
Net income (loss) from continuing operations, net of tax	(1,420)	(1,127)	(5,278)	381
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of TT to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment and intangible assets had been applied on January 1, 2024, together with the consequential tax effects.
Big Lake Lumber
On October 31, 2023, we acquired, through certain wholly owned subsidiaries, the assets and liabilities of Big Lake Lumber Inc. (“BLL”) for consideration consisting of cash of $2.8 million and an earn-out provision of up to $0.5 million. As a result of this transaction, EBGL expanded its market share of the Greater Minneapolis area. BLL’s operations were integrated into and became part of Glenbrook’s operations. The earn-out provision, which is accounted for as a contingent liability, is based on a specific gross profit threshold with a measurement period of two years to begin one year after the closing date of the acquisition and can potentially amount to up to $0.3 million for each of the two years, subject to certain limitations. The estimated fair value of the earn-out, which is determined using estimates of forecasted operations and other assumptions, was $0.2 million as of the acquisition date. We recorded an increase to the fair value of the earn-out of $0.2 million which is reflected in Accrued Liabilities on our condensed consolidated balance sheet at September 30, 2024 and is reflected in operating expenses on our condensed Consolidated Income Statement.
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

The following represents certain information from the unaudited pro forma condensed Consolidated Statement of Operations as if BLL had been included in the consolidated results of the Company for the three and nine months ending September 30, 2023 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Revenue	$13,273	$38,016
Gross Profit (loss)	2,604	10,343
Net Income (loss) from continuing operations, net of tax	(2,285)	(3,370)
Note 13. Related Party Transactions
As of September 30, 2024, Mr. Eberwein, the Executive Chairman of our Board of Directors, owned 814,570 shares of Common Stock, representing approximately 25.31% of our outstanding Common Stock. In addition, as of September 30, 2024, Mr. Eberwein owned 1,182,414 shares of Series A Preferred Stock.
Note 14. Perpetual Preferred Stock
Holders of shares of our Series A Preferred Stock are entitled to receive, when, as, and if, authorized by the Company’s board of directors (or a duly authorized committee of the Company’s board of directors) and declared by the Company out of funds legally available for the payment of dividends, preferential cumulative cash dividends at the rate of 10.0% per annum of the liquidation preference of $10.00 per share. Dividends are payable quarterly, in arrears, by the last calendar day of March, June, September and December to holders of record at the close of business on the first day of each payment month. The Series A Preferred Stock is not convertible and does not have any voting rights, except when dividends are in arrears for six or more consecutive quarters, then the holders of those shares together with holders of all other series of preferred stock equal in rank would be entitled to vote separately as a class for the election of two additional directors to board of directors, until all dividends accumulated on such shares of Series A Preferred Stock for the past dividend periods and the dividend for the current dividend period shall have been fully paid or declared and a sum sufficient for the payment thereof set apart for payment. The Series A Preferred Stock is not subject to redemption by the Company.
On each of February 16, 2024, May 21, 2024 and August 16, 2024, our board of directors declared a cash dividend to holders of our Series A Preferred Stock of $0.25 per share, for an aggregate amount of approximately $0.5 million. The record dates for these dividend payments were March 1, 2024, June 1, 2024, and September 1, 2024, respectively, and the payment dates were March 11, 2024, June 11, 2024, and September 10, 2024, respectively. As of September 30, 2024, we are current on our preferred dividend payments.
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
As of September 30, 2024, of the warrants issued through the public offering we closed on May 28, 2020, 1.0 million warrants were exercised and 1.4 million warrants remained outstanding, which represents 0.1 million shares of common stock equivalents, at an exercise price of $11.25. For every 1 warrant .10 of a share shall be issued.
As of September 30, 2024, of the warrants issued through the public offering we closed on January 24, 2022, there were 10.9 million warrants outstanding at an exercise price of $7.50, and no prefunded warrants outstanding. The 0.3 million prefunded warrants were exercised at $0.01 per share in the third quarter of 2023. For every 1 warrant .20 of a share shall be issued.
On August 7, 2024, the Company’s Board authorized a stock buyback program for the repurchase of up to $1 million of the Company’s common stock. The Company repurchased $0.2 million worth, or 50,717 shares, of its common stock during the third quarter of 2024. Under the new stock repurchase program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”).

Note 16. Preferred Stock Rights
On August 21, 2024, the Board declared a dividend to the Company’s stockholders of record as of the close of business on September 3, 2024, for each outstanding share of the Company’s common stock, of one right (a “Right”) to purchase one one-thousandth of a share of a new series of participating preferred stock of the Company. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Participating Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”), at an exercise price of $12.00 per one one-thousandth of a share of Series C Preferred Stock, subject to adjustment.
The terms of the Rights are set forth in the Tax Benefit Preservation Plan (the “Rights Plan”). The Rights Plan is intended to diminish the risk that our ability to use our net operating loss carryforwards to reduce future federal income tax obligations may become substantially limited due to an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended.
The Company also has a provision in its Amended and Restated Certificate of Incorporation which generally prohibits transfers of its common stock that could result in an ownership change.
The rights will become exercisable following (i) 10 days after a public announcement that a person or group has become an Acquiring Person (as defined in the Rights Plan); and (ii) 10 business days (or a later date determined by the board of directors) after a person or group begins a tender or an exchange offer that, if completed, would result in that person or group becoming an Acquiring Person.
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
The Rights will expire on the earliest of (i) August 21, 2027, which is the third anniversary of the date on which our Board of Directors authorized and declared a dividend of the rights, or such earlier date as of which the Board determines that the Rights Plan is no longer necessary for the preservation of the Company’s tax benefits, (ii) the time at which the Rights are redeemed, (iii) the time at which the Rights are exchanged, (iv) the effective time of the repeal of Section 382 of the Code or any successor statute if the Board determines that the Rights Plan is no longer necessary for the preservation of the Company’s tax benefits, (v) the first day of a taxable year to which the Board determines that no NOLs or other tax benefits may be carried forward, and (vi) the day following the certification of the voting results of the Company’s 2024 annual meeting of stockholders, if stockholder approval of the Rights Plan has not been obtained prior to that date.
The Board may redeem all (but not less than all) of the Rights for a redemption price of $0.0001 per Right at any time before a person or group has become an Acquiring Person. Once the Rights are redeemed, the right to exercise the Rights will terminate, and the only right of the holders of such Rights will be to receive the redemption price. The redemption price will be adjusted if the Company declares a stock split or issues a stock dividend on common stock. There is no impact to financial results as a result of the adoption of the Rights Plan for the nine months ended September 30, 2024.

Note 17. Subsequent Events
Sale Leaseback Activity
On October 16, 2024, we entered into a purchase and sale agreement (the “LTI Purchase Agreement”) with LTI8000 LLC (the “Property Owner”), an unaffiliated third party. Under the terms of the LTI Purchase Agreement, the Property Owner agreed to sell its property located at 1607 Pine Street, Prescott, Wisconsin (the “Prescott Premises”) to us, for a total purchase price of $2.1 million plus closing costs. Edgebuilder currently leases the Prescott Premises from the Property Owner.
On October 18, 2024, we entered into a purchase and sale agreement (the “DWG Purchase Agreement”) with DWG Capital Partners, LLC (“DWG”), an unaffiliated third party, pursuant to which the parties agreed to consummate a sale and leaseback transaction. Under the terms of the DWG Purchase Agreement, we agreed to sell the Prescott Premises to DWG, for a total purchase price of $2.6 million, less transaction commissions and expenses incurred in connection with the sale.
The LTI Purchase Agreement and DWG Purchase Agreement (collectively, “Prescott Purchase Agreements”) are to close contemporaneously, facilitated by a double escrow agreement.
Simultaneous with the consummation of the DWG Purchase Agreement, we will enter into a commercial single-tenant triple net lease (the “Lease Agreement”) with DWG, or its affiliate (collectively the “Buyer”), pursuant to which Edgebuilder will lease back from the Buyer the Prescott Premises for a term commencing upon the execution of the Lease Agreement and ending on the 20th anniversary thereof, unless earlier terminated or extended for two renewal periods for an additional 10 years each in accordance with the terms of the Lease Agreement. Pursuant to the Lease Agreement, Edgebuilder will also be responsible for all monthly expenses related to the leased facilities, including insurance premiums, taxes and other expenses, such as utilities. We will guarantee the obligations of Edgebuilder under the Lease Agreement.
We anticipate that the closing of the Prescott Purchase Agreements, including the execution of the Lease Agreement will occur in the fourth calendar quarter of 2024. There will be no disruption to operations as a result of the Prescott Purchase Agreements and Lease Agreement, as we will continue to operate a factory at the Prescott Premises pursuant to the Lease Agreement. Management is currently evaluating the accounting implications of these transactions.
Amendments
On October 11, 2024, we filed an amendment to our Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of common stock, and to add shares of preferred stock as an additional class of capital stock.
On October 11, 2024, we also filed a Second Amended and Restated Certificate of Designations, Rights and Preferences of 10% Series A Cumulative Perpetual Preferred Stock (the “Certificate of Designations”) with the Secretary of State of the State of Delaware. The Certificate of Designations sets forth the rights, powers and preferences of the Company’s Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”).

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
Our Building Solutions division is currently made up of the following operating businesses: KBS Builders, Inc. (“KBS”); EdgeBuilder, Inc. (“EdgeBuilder”), and Glenbrook Building Supply, Inc. (“Glenbrook”), with the latter two managed together and referred to jointly as “EBGL,” and Timber Technologies Solutions, Inc. (“TT”). KBS is based in Maine and manufactures modular buildings, typically in the single and multi-family residential segments, servicing principally the New England market. EBGL is based in the Minneapolis-Saint Paul area and principally serves the Upper Midwest region. Together, the EBGL businesses manufacture and deliver structural wall panels, primarily for multi-family residential buildings, and other engineered wood-based products. EBGL also distributes building materials from two lumberyard locations primarily focused on professional builder customers. TT is based outside the Minneapolis-St. Paul area and manufactures glue-laminated timber products (“glulam”) for various end markets and applications, including agriculture, industrial, infrastructure, and building construction (commercial and residential).
As of September 30, 2024 our Investments division held and managed our corporate-owned real estate, including one manufacturing facility in Maine that was leased to KBS and one manufacturing facility in Wisconsin that was leased to TT. The Investments division also manages internally-funded, concentrated minority investments in a number of public companies. It also holds and manages a $7.0 million promissory note and a $1.9 million private equity stake in TTG Parent LLC, the parent entity of TTG Imaging Solutions, LLC, which we acquired in May 2023 as a result of the sale of Digirad Health, and holds the $1.0 million note receivable from Enservco, $1.2 million investment in Enservco-Common Stock, $452 thousand investment in Enservco-Preferred Stock, and $360 thousand investment in a call option which we acquired in the third quarter of 2024.
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
Discontinued Operations
As discussed in detail in Note 2. “Discontinued Operations,” we completed the sale of Digirad Health on May 4, 2023, for total aggregate consideration of $40 million, comprised of $27 million in cash, a $7 million promissory note, and $6 million in common stock in the combined entity, TTG, which is currently valued at $1.9 million. We deemed the disposition of Digirad Health, which was our entire Healthcare business unit, to represent a strategic shift that will have a major effect on our operations and financial results. As of the date of these financial statements, the results of operations of the Healthcare business unit represent “discontinued operations” in accordance with U.S. Generally Accepted Accounting Practices (“GAAP”) (ASC 205-20-45-1B). As such, the assets and liabilities, as well as the earnings, of the discontinued operation are presented separately in the unaudited condensed consolidated financial statements for all periods presented. Unless otherwise noted, discussion within the notes to the unaudited condensed consolidated financial statements and this MD&A relates to continuing operations.
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
Investments
At September 30, 2024, we hold two real estate assets in our portfolio which we leased to our Building Solutions subsidiaries; one property is leased to KBS and one property is leased to TT. These properties are located in Oxford, Maine and Colfax, Wisconsin, respectively. In addition, we continue to expand our investment activities and have established minority positions in the equity securities of a small number of publicly traded companies, as well as the debt and equity holdings in TTG and Enservco.
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

Results of Continuing Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table summarizes our results for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	Percent of Revenues	2023	Percent of Revenues	Change from Prior Year
					Dollars	Percent *
Total revenues	$13,663	100.0%	$10,435	100.0%	$3,228	30.9%
Total cost of revenues	10,846	79.4%	8,232	78.9%	2,614	31.8%
Gross profit	2,817	20.6%	2,203	21.1%	614	27.9%
Total operating expenses	8,139	59.6%	3,864	37.0%	4,275	110.6%
Income (loss) from operations	(5,322)	39.0%	(1,661)	15.9%	(3,661)	(220.4)%
Total other income (expense)	3,334	24.4%	(532)	5.1%	3,866	726.7%
Income (loss) before income taxes	(1,988)	14.6%	(2,193)	21.0%	205	9.3%
Income tax benefit (provision)	18	0.1%	(172)	1.6%	190	110.5%
Net income (loss)	$(1,970)	14.4%	$(2,365)	22.7%	$395	16.7%
Percentage may not add due to rounding
Revenues
Building Solutions
Building Solutions revenue is summarized as follows (in thousands):

	Three Months Ended September 30,
	2024	2023	Change	% Change
Building Solutions Revenue	$13,663	$10,435	$3,228	30.9%
Building Solutions revenues increased in the third quarter of 2024 versus the third quarter of 2023 as a result of the inclusion of revenues from TT from the date of acquisition and the inclusion of revenues from BLL which we acquired in the fourth quarter of 2023. These were partially offset by slower business activity at both KBS and EBGL. Economic headwinds, higher interest rates, and project delays contributed to the slowdown which we continue to believe is temporary. Specifically, some of our largest commercial projects expected to commence in the first half of 2024 were delayed into future periods. Our backlog and sales pipeline indicate continued strong demand for new projects, and, although the revenue impact and timing are uncertain, customer feedback and the improving interest rate environment make us confident in our ability to convert this pipeline into signed contracts in the coming months.
Gross Profit
Building Solutions Gross Profit
Building Solutions gross profit and margin is summarized as follows (in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Building Solutions gross profit (loss)	$2,846	$2,248	$598	26.6%
Building Solutions gross margin	20.8%	21.5%
Building Solutions gross profit and gross margin increased primarily as a result of the inclusion of revenues from TT from the date of acquisition and the inclusion of revenues from BLL, partially offset by fixed costs remaining at constant levels regardless of the decline in revenue at KBS and EBGL as discussed above.

Investments Gross Loss
Investments gross loss is summarized as follows (in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Investments gross profit (loss)	$(29)	$(45)	$16	35.6%
Investments gross loss relates to depreciation expense associated with the two commercial facilities that we own. These consist of a manufacturing facility at KBS in Maine and a manufacturing facility at TT in Wisconsin (“TT facility”). Depreciation expense decreased in 2024 versus 2023 primarily due to the elimination of depreciation expense related to an additional manufacturing facility in Maine that we sold in June 2023 and the properties for which we entered into sale and leaseback agreements in the third quarter of 2024, partially offset by the additional depreciation related to the acquisition of the BLL facility in October 2023 and the TT facility in May 2024.
Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Three Months Ended September 30,				Percent of Revenues
	2024	2023	Change		2024	2023
			Dollars	Percent
Selling, general and administrative	$7,415	$3,434	$3,981	115.9%	54.3%	32.9%
Amortization of intangible assets	724	430	294	68.4%	5.3%	4.1%
Total operating expenses	$8,139	$3,864	$4,275	110.6%	59.6%	37.0%
On a consolidated basis, there was a $4.0 million increase in sales, general and administrative expenses (“SG&A”). The major driver of this increase in the third quarter of 2024 was the inclusion of SG&A from both BLL and TT and an impairment recorded on our TTG cost method investment of approximately $2.8 million in the third quarter of 2024. SG&A, as a percentage of revenue, increased to 54.3% for the three months ended September 30, 2024 versus 48.7% in the prior year period.
Total Other Income (Expense)
Total other income (expense) is summarized as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Other income (expense), net	$3,293	$(965)
Interest income (expense), net	41	433
Total other income (expense), net	$3,334	$(532)
Other income (expenses), net, for the three months ended September 30, 2024 and 2023 is predominately comprised of unrealized gains and losses from available for sale securities recorded in our Investments division and finance costs. 2024 also includes the gain on the sale and leaseback transactions and the unrealized loss on our Investment in Enservco of $621 thousand.
Interest income (expense), net, for the three months ended September 30, 2024 decreased substantially compared to 2023 due to a less favorable net cash and debt position in 2023.
Income Tax Expense
For the three months ended September 30, 2024 and 2023 we recorded a $18 thousand income tax benefit and a $172 thousand income tax expense, respectively, within continuing operations. See Note 10. “Income Taxes” within the notes to our condensed consolidated financial statements for further information related to the income taxes.
Income from Discontinued Operations
See Note 2. “Discontinued Operations” to our unaudited condensed consolidated financial statements for information regarding discontinued operations.

Results of Continuing Operations
Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	Percent of Revenues	2023	Percent of Revenues	Change from Prior Year
					Dollars	Percent *
Total revenues	$36,264	100.0%	$31,674	100.0%	$4,590	14.5%
Total cost of revenues	29,657	81.8%	22,602	71.4%	7,055	31.2%
Gross profit	6,607	18.2%	9,072	28.6%	(2,465)	(27.2)%
Total operating expenses	18,604	51.3%	12,617	39.8%	5,987	47.5%
Loss from operations	(11,997)	(33.1)%	(3,545)	(11.2)%	(8,452)	238.4%
Total other income (expense)	3,994	11.0%	63	0.2%	3,931	6,239.7%
Loss before income taxes	(8,003)	(22.1)%	(3,482)	(11.0)%	(4,521)	129.8%
Income tax provision	22	0.1%	(233)	(0.7)%	255	(109.4)%
Net loss from continuing operations	$(7,981)	(22.0)%	$(3,715)	(11.7)%	$(4,266)	114.8%
*Percentage may not add due to rounding
Revenues
Building Solutions
Building Solutions revenue is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Building Solutions Revenue	$36,264	$31,674	$4,590	14.5%
Building Solutions revenue increased in 2024 versus 2023 as a result of the inclusion of revenue from TT from the date of acquisition and the inclusion of full year revenue from BLL which we acquired in the fourth quarter of 2023. These were partially offset by slower business activity at both KBS and EBGL. Economic headwinds, higher interest rates, and project delays contributed to the slowdown which we believe is temporary. Our backlog and sales pipeline indicate continued strong demand for new projects, and although the revenue impact and timing are uncertain, customer feedback and the improving interest rate environment make us confident in our ability to convert this pipeline into signed contracts in the coming months.
Building Solutions Gross Profit (Loss)
Building Solutions gross profit and margin is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Building Solutions gross profit (loss)	$6,753	$9,241	$(2,488)	(26.9)%
Building Solutions gross margin	18.6%	29.2%
The decrease in Building Solutions gross profit for the first nine months of 2024 of 26.9% was due to fixed costs remaining at constant levels regardless of the decline in revenue at KBS and EBGL as discussed above. Gross profit and gross margin were also negatively impacted by the one time purchase price accounting adjustment of $574 thousand recorded related to the Timber Technologies acquisition.

Investments Gross Loss
Investments gross loss is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Investments gross profit (loss)	$(146)	$(169)	$23	13.6%
Investments gross loss relates to depreciation expense associated with the two commercial facilities that we own. These consist of a manufacturing facility at KBS in Maine and a manufacturing facility at TT in Wisconsin (“TT facility”). Depreciation expense decreased in 2024 versus 2023 primarily due to the elimination of depreciation expense related to an additional manufacturing facility in Maine that we sold in June 2023 and the properties for which we entered into sale and leaseback agreements in the third quarter of 2024, partially offset by the additional depreciation related to the acquisition of the BLL facility in October 2023 and the TT facility in May 2024.
Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Nine Months Ended September 30,				Percent of Revenues
	2024	2023	Change		2024	2023
			Dollars	Percent
Selling, general and administrative expenses	$16,848	$11,327	$5,521	48.7%	46.5%	35.8%
Amortization of intangible assets	1,756	1,290	466	36.1%	4.8%	4.1%
Total operating expenses	$18,604	$12,617	$5,987	47.5%	51.3%	39.9%
On a consolidated basis, there was a $5.5 million increase in SG&A. The major drivers of this increase in the first nine months of 2024 were an impairment of our TTG cost method investment of approximately $4.1 million recorded in the second and third quarter of 2024 and the inclusion of SG&A from both BLL and TT in 2024. As a percentage of revenue, SG&A increased to 46.5%, versus 35.8% in the prior year period.
Total Other Income (Expense)
Total other income (expense) is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Other income (expense), net	$3,358	$(506)
Interest income (expense), net	636	569
Total other income (expense)	$3,994	$63
Other income (expense), net for the nine months ended September 30, 2024 and 2023 includes unrealized losses and gains from available for sale securities recorded in our Investments division. 2024 included the total $3.8 million gain on the sale and leaseback transactions which were recorded in the third quarter of 2024and the unrealized loss on our Investment in Enservco of $621 thousand, while 2023 included the gain on the sale of our Waterford, Maine facility.
Interest income (expense), net, for the nine months ended September 30, 2024 and 2023 is predominantly comprised of interest earned on the TTG Note and interest bearing assets in our Investments division, offset by interest costs and the related amortization of deferred issuance costs on our debt.
Income Tax Expense
For the nine months ended September 30, 2024 and 2023, we recorded income tax benefits of $22 thousand and $233 thousand, respectively, within continuing operations. See Note 10. “Income Taxes” within the notes to our unaudited condensed consolidated financial statements for further information related to the income taxes.
Income from Discontinued Operations
See Note 2. “Discontinued Operations” to our condensed consolidated financial statements for information regarding discontinued operations.

Liquidity and Capital Resources
Overview
Summary Cash Flows
The following table shows cash flow information for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$(3,696)	$2,669
Net cash provided by (used in) investing activities	$(12,493)	$19,503
Net cash provided by (used in) financing activities	$4,338	$(4,059)
Cash Flows from Operating Activities
For the nine months ended September 30, 2024, net cash used in operating activities was $3.7 million, compared to $2.7 million in net cash provided by operating activities in 2023. The decrease in net cash provided by operating activities is attributable to lower results from operations, particularly in our Building Solutions division, and increased net working capital expenditures.
Cash Flows from Investing Activities
For the nine months ended September 30, 2024, net cash used in investing activities, was $12.5 million, compared to 2023 net cash provided by investing activities of $19.5 million, primarily attributable to cash paid for the acquisition of TT in 2024 of $19.7 million, including new debt facilities entered into to support the TT acquisition, partially offset by cash received from our sale leaseback transactions of $8.1 million. Cash provided by investing activities in 2023 included cash received for the sale of Digirad of $19.7 million.
Cash Flows from Financing Activities
For the nine months ended September 30, 2024, net cash provided by financing activities was $4.3 million, compared to net cash used in financing activities of $4.1 million in 2023. The increase in cash provided by financing activities relates to higher net debt utilization on our credit facilities.
Sources of Liquidity
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations. In addition, we have received $8.1 million from our sale leaseback transactions in 2024. As of September 30, 2024, we had $5.5 million of cash and cash equivalents. In connection with the sale of our Healthcare business on May 4, 2023, we paid the credit facility pursuant to the Webster Loan Agreement (as defined below) in full, using some of the proceeds from that sale. We closed out all credit facilities with eCapital and paid all remaining amounts outstanding on any eCapital balances during the second quarter of 2023. As discussed in Note 8, “Debt,” we have approximately $11.1 million in debt at September 30, 2024.
Common Stock Equity Offering
As of September 30, 2024, of the warrants issued through the public offering we closed on May 28, 2020, 1.0 million warrants were exercised and 1.4 million warrants remained outstanding, which represents 0.1 million shares of common stock equivalents, at an exercise price of $11.25. As of September 30, 2024, of the warrants issued through the public offering we closed on January 24, 2022, there were 10.9 million warrants and no prefunded warrants outstanding at an exercise price of $7.50 and $0.01, respectively.
See Note 15. “Equity Transactions” in the accompanying notes to the unaudited condensed consolidated financial statements for further details.

Credit Facilities
Premier Facility
On August 16, 2023, EdgeBuilder and Glenbrook (the “EBGL Borrowers”), entered into a Revolving Credit Loan Agreement with Premier Bank (“Premier”) providing the EBGL Borrowers with a working capital line of credit of up to $4.0 million, which was subsequently increased to $6.0 million pursuant to a subsequent agreement on December 5, 2023 (the “Premier Loan Agreement”). Availability under the Premier Loan Agreement is based on a formula tied to the EBGL Borrowers’ eligible accounts receivable, inventory and equipment. Borrowings under the Premier Loan Agreement bear interest at the prime rate plus 0.75% (and a minimum interest rate of 6.75%), with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement expires on December 5, 2024 but may be extended from time to time at the request of the EBGL Borrowers, subject to approval by Premier. The EBGL Borrowers’ obligations under the Premier Loan Agreement are guaranteed by the Company and secured by all of their inventory, equipment, accounts and other intangibles. $3.3 million was outstanding under the Premier Loan Agreement at September 30, 2024.
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
As of September 30, 2024, KBS was not in compliance with these financial covenants and had not obtained a waiver of compliance as of the filing date. The balance outstanding under the line amounted to $0.1 million at September 30, 2024 and KBS repaid the balance in full subsequent to quarter end. Failure to regain compliance or obtain a waiver may impact its ability to borrow on the line.
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
Financial covenants require that TT maintain (i) a ratio of Cash Flow to Total Fixed Charges of not less than 1.30 to 1.00 as measured on each applicable Measurement Date on a trailing twelve (12) month basis; the first Measurement Date is September 30, 2024; (ii) maintain a ratio of Senior Funded Debt to trailing twelve (12) month Adjusted EBITDA not to exceed 3.00 to 1.00 as measured on each applicable Measurement Date for a Measurement Period; the first Measurement Date is June 30, 2025; (iii) maintain a ratio of Total Funded Debt to trailing twelve (12) month adjusted EBITDA not to exceed 4.00 to 1.00 as measured on each applicable Measurement Date for a Measurement Period; the first Measurement Date is June 30, 2025. TT was in compliance with the Cash Flow to Total Fixed Charges covenant as of September 30, 2024.
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
Off-Balance Sheet Arrangements
As of September 30, 2024, there were no off-balance sheet arrangements.

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
As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024 as a result of the material weakness discussed below.
Our management identified a material weakness in our internal control over financial reporting as we did not have a sufficient complement of accounting resources to address complex accounting matters.
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
Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of TT and BLL. Management has not yet determined whether the effectiveness of TT’s controls will be assessed in 2024. The effectiveness of BLL’s controls will be assessed in 2024.
Plan for Remediation of the Material Weakness in Internal Control Over Financial Reporting
Management has taken steps to increase the skills and experience of our accounting and financial reporting staff by investing in the continuing education and public company accounting training of our accounting and financial professionals. We have also retained additional outside financial consultants to conduct technical accounting reviews, when necessary, specifically for complex, unusual and/or significant transactions.
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
We have identified a material weakness in our internal control over financial reporting. If our remediation of the material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

We have identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified a material weakness in our internal control over financial reporting as we did not have a sufficient complement of accounting resources to address complex accounting matters.
To remediate the material weakness, management has taken steps to increase the skills and experience of our accounting and financial reporting staff by increasing reviews of unusual and significant transactions and investing in the continuing education and public company accounting training of our accounting and financial professionals. We have also retained additional outside financial consultants to conduct technical accounting reviews, when necessary.
We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weakness in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.
If we fail to remediate our existing material weakness or identify new material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to conclude that our internal controls over financial reporting are effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and financial condition or divert financial and management resources from our regular business activities.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
Security Trading Plans of Directors and Executive Officers
None of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2024, as such terms are defined under Item 408(a) or Regulation S-K.

ITEM 6.EXHIBITS

Exhibit Number	Description

3.1
Certificate of Amendment of the Restated Certificate of Incorporation of Star Equity Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated June 12, 2024 (File No. 001-35947).

3.2
Amended and Restated Certificate of Incorporation of Star Equity Holdings, dated October 10, 2024 (incorporated by reference to Exhibit 3.1 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated October 10, 2024 (File No. 001-35947).

3.3
Second Amended and Restated Certificate of Designation, Rights and Preferences of 10.0% Series A Cumulative Perpetual Preferred Stock, dated October 10, 2024 (incorporated by reference to Exhibit 3.2 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated October 10, 2024 (File No. 001-35947).

3.4
Second Amendment to the Amended and Restated Bylaws of Star Equity Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated August 26, 2024 (File No. 001-35947).

4.1	Rights Agreement, dated August 21, 2024 (incorporated by reference to Exhibit 4.1 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated October 10, 2024 (File No. 001-35947).
10.1	2018 Incentive Plan, as amended on October 10, 2024 (incorporated by reference to Exhibit 10.1 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated October 10, 2024 (File No. 001-35947).
10.2
Share Exchange Agreement, dated as of August 9, 2024 by and among Star Equity Holdings, Inc. and Enservco Corporation (incorporated by reference to Exhibit 10.1 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated August 9, 2024 (File No. 001-35947).

10.3
Note Purchase Agreement, dated as of August 9, 2024 by and among Star Equity Holdings, Inc. and Enservco Corporation (incorporated by reference to Exhibit 10.2 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated August 9, 2024 (File No. 001-35947).

10.4
Promissory Note, dated as of August 9, 2024 by and among Star Equity Holdings, Inc. and Enservco Corporation (incorporated by reference to Exhibit 10.3 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated August 9, 2024 (File No. 001-35947).

10.5
Registration Rights Agreement, dated as of August 9, 2024 by and among Star Equity Holdings, Inc. and Enservco Corporation (incorporated by reference to Exhibit 10.4 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated August 9, 2024 (File No. 001-35947).

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

STAR EQUITY HOLDINGS, INC.

Date:	November 19, 2024	By:	/s/ RICHARD K. COLEMAN, JR.
Richard K. Coleman, Jr. Chief Executive Officer (Principal Executive Officer)

/s/ DAVID J. NOBLE
David J. Noble Chief Financial Officer (Principal Financial and Accounting Officer)