Form 10-K
period 2024-12-31
STAR EQUITY HOLDINGS, INC.
filed 2025-03-21
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ý
The aggregate market value of the voting common stock held by non-affiliates based on the closing stock price on June 30, 2024, was $5.1 million. For purposes of this computation only, all executive officers and directors have been deemed affiliates.
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 12, 2025 was 3,205,832.

DOCUMENTS INCORPORATED BY REFERENCE
None.

STAR EQUITY HOLDINGS, INC.
FORM 10-K—ANNUAL REPORT
For the Fiscal Year Ended December 31, 2024

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
Corporate Information
Star Equity Holdings, Inc. is a diversified holding company with two divisions: Building Solutions and Investments. For additional details related to the Company’s reportable segments, see Item 1. Business – Business Segments and Note 15. Segments within the notes to our accompanying consolidated financial statements. Unless the context requires otherwise, in this report the terms “we,” “us,” and, “our” refer to Star Equity and our wholly owned subsidiaries.
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
Our Building Solutions division is currently made up of the following operating businesses: KBS Builders, Inc. (“KBS”); EdgeBuilder, Inc. (“EdgeBuilder”), Glenbrook Building Supply, Inc. (“Glenbrook” (inclusive of Big Lake Lumber (“BLL”) which was purchased in 2023), with EdgeBuilder and Glenbrook managed together and referred to jointly as “EBGL,” and Timber Technologies Solutions, Inc. (“TT”). KBS is based in Maine and manufactures modular buildings, typically in the single and multi-family residential segments, servicing principally the New England market. EBGL is based in the Minneapolis-Saint Paul area and principally serves the Upper Midwest region. Together, the EBGL businesses manufacture and deliver structural wall panels, primarily for multi-family residential buildings, and other engineered wood-based products. EBGL also distributes building materials from two lumberyard locations primarily focused on professional builder customers. TT is based outside the Minneapolis-Saint Paul area in Colfax, WI and manufactures glue-laminated timber products (“glulam”) for various end markets and applications, including agriculture, industrial, infrastructure, and building construction (commercial and residential).
Our Investments division holds and manages our corporate-owned real estate, including one manufacturing facility in Maine that is leased to KBS and one manufacturing facility in Wisconsin that is leased to TT. The Investments division also manages internally-funded, concentrated minority investments in a number of public companies. In addition, it holds and manages a promissory note and a private equity stake in Insignia TTG Parent LLC, (“Catalyst Parent”) the parent entity of Catalyst MedTech LLC (“Catalyst”) formerly known as TTG Imaging Solutions, LLC, which we acquired in May 2023 as a result of the sale of Digirad Health. The Investments division also holds our Investments in Enservco Corporation (“Enservco”) consisting of an investment in Enservco-Common Stock, an investment in Enservco-Preferred Stock, and an investment in a call option, all of which were acquired in the third quarter of 2024.
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

We continue to explore strategic alternatives to improve our market position and the profitability of our product offerings, generate additional liquidity, and enhance our valuation. We may pursue our goals through organic growth and through strategic alternatives. Some of these alternatives have included, and could continue to include, selective acquisitions of businesses, divestitures of assets or businesses, business combinations, equity offerings, debt financings, or corporate restructuring.
Operating Businesses
We believe that our Building Solutions division companies are well positioned for growth in large addressable markets. The key elements of our growth strategy include the following:
•Organic growth from our core businesses. We believe that we operate in markets and geographies that will allow our core businesses to grow, and to benefit from our scale and strengths. Our primary focus will be on markets in which we already have a presence in order to leverage our existing personnel, infrastructure, and brand recognition.
•Introduction of new services. Within our Building Solutions division companies, we will consider opportunities to augment our service offerings to better serve our customer base. We have done this in the New England market with our entry into the commercial multi-family segment. Other areas might include logistics, on site installation, and sub-component manufacturing.
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
Business Segments
Our reportable segments are based upon our internal organizational structure, the manner in which our operations are managed, the criteria used by our Chief Executive Officer (Chief Operating Decision Maker or "CODM") to evaluate segment performance, the availability of separate financial information, and overall materiality considerations. Prior to May 2023, we had three reportable segments: Healthcare, Building Solutions, and Investments. Effective as of May 2023 with the sale of our Digirad Health business, we have two reportable segments: Building Solutions and Investments. Our corporate structure reflects the manner in which our CODM assesses performance and allocates resources.
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
KBS is a Maine-based modular builder that started operations in 2001. Today, KBS manufactures fully custom modular homes. KBS offers products for both multi-family and single-family residential buildings leveraging our in-house engineering team and design expertise. KBS markets its modular homes through a direct sales organization, which consists of inside sales and outside sales teams who work with a network of independent dealers, builders, and contractors, primarily in the New England states (Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont). KBS’s outside sales organization focuses on commercial building projects, and works with developers, architects, owners, and general contractors to establish the scope of work, terms of payment, and general requirements for each project. KBS’s inside sales people focus on a network of independent dealers, builders, and contractors to accurately configure and place orders for mainly single-family residential homes. KBS’s network of independent dealers and contractors do not work with KBS exclusively, although some have KBS model homes on display at their retail centers. KBS’s backlog and pipeline, along with its market initiatives to build more student, workforce, and affordable housing, are expected to position KBS for continued growth, particularly in the multi-family segment.

EdgeBuilder is a manufacturer of structural wall panels, permanent wood foundation systems, and other engineered wood products, and conducts its operations in Prescott, Wisconsin. EdgeBuilder markets its engineered structural wall panels and permanent wood foundation systems through direct sales people and a network of builders, contractors, and developers in and around the Minneapolis-Saint Paul region. EdgeBuilder’s direct sales organization is responsible for both residential and commercial projects and works with general contractors, developers, and builders to provide bids and quotes for specific projects. Our marketing efforts include participation in industry trade shows, production of product literature, and sales support tools. These efforts are designed to generate sales leads for our independent builders and dealers, and direct salespeople.
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
Investments
We hold two real estate assets in our portfolio which we lease to our Building Solutions subsidiaries; one property is leased to KBS and one property is leased to TT. These properties are located in Oxford, Maine and Colfax, Wisconsin, respectively. In addition, we continue to expand our investment activities and have established minority positions in the equity securities of a small number of publicly traded companies, as well as the debt and equity holdings in Catalyst and Enservco.
Our Competitive Strengths
Building Solutions Services and Products
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
At TT, we operate in a niche industry and benefit from secular tailwinds. TT’s glulam products have been taking market share from less sustainable building materials such as steel, concrete, and aluminum. TT’s glulam products have superior strength, durability, and environmental sustainability compared to solid timber and other building materials.
We expect the offsite construction industry to achieve revenue growth over the next several years driven largely by rising housing demand which can be met via modular construction. We believe our Building Solutions division is well positioned to capitalize on the growing popularity of offsite construction—both modular and panelized— in our two current target markets and the United States as a whole.
Sales
Building Solutions
KBS markets its modular homes products through both outside and inside salespeople. Our inside sales team works primarily with our network of independent dealers who source end customers for single family homes, largely in northern New England. Our outside sales team focuses on commercial scale multi-unit projects through new and established relationships with architects, designers, developers, owners, builders, general contractors, consultants, and construction managers throughout

New England. Their work involves developing and negotiating the full scope of work for KBS, terms of payment, and general requirements for each project.
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
TT markets its glulam products through sales teams for agricultural, commercial, industrial and residential markets to distributors, builders, and construction related firms.
Competition
Building Solutions
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
EBGL. EBGL is a regional manufacturer of engineered structural wall panels and permanent wood foundation systems and also has a local professional-builder-focused retail distribution business. EBGL’s market is primarily the Upper Midwest states (Iowa, Minnesota, Missouri, North Dakota, South Dakota, and Wisconsin), though largely concentrated within Minnesota and Wisconsin. Glenbrook’s professional building material distribution businesses, including BLL, compete on a local level against both small, local lumber yards, regional building supply companies, and to a certain degree, the “big box” stores such as Home Depot, Lowe’s, and Menard’s.
TT. TT’s primary market is the post frame construction market. TT manufactures a glue-laminated post with treatment on the bottom for in ground and on slab uses. TT’s competition includes organizations that nail lumber together as well as 4 to 5 nationwide companies that produce a glue-laminated wood post for the post frame market. TT also produces horizontally applied beams for structural applications and has competition from traditional glulam plants located around the country. Approximately 25 of those plants are identified throughout North America.
Intellectual Property
Intellectual property in our Building Solutions business consists of trademarks at KBS, EBGL, and TT.
Patents
We do not hold any patents within our Building Solutions business.
Raw Materials
Building Solutions. KBS, EBGL and TT operate in the wood-based construction market. The primary raw materials used in their production processes include dimensional lumber, mainly spruce-pine-fir (SPF), and sheathing/sheet goods (OSB and plywood). The majority of underlying raw material for KBS, EBGL, and TT are sourced by wholesalers and mills in the United States, though from time to time limited quantities are also sourced from Canada. These businesses depend on the reliability of the lumber supply chain and are sensitive to varying degrees to wood-based commodity price fluctuations.
Manufacturing
Building Solutions. KBS began manufacturing single family homes in 2001 and commercial modular multi-family housing units in 2008. In subsequent years, KBS expanded its product offerings to include a variety of commercial-scale multi-family buildings including apartments, condominiums, townhouses, and dormitories. The structures are built inside our climate-controlled factories and are then transported to the site where they are set, assembled, and secured to the foundation. Electrical, plumbing, and HVAC systems are inspected and tested in the factory prior to transportation to the site to ensure the modules meet all local building codes and quality requirements. Modular construction has gained acceptance and is a preferred building method by many architects and general contractors. The advantages of modular construction include: modules are constructed in a climate-controlled environment; weather conditions usually do not interrupt or delay construction; the building is protected from weather, reducing the risk of mold or other materials damage due to materials absorbing moisture from rain or snow; reduced site work; improved safety and security; reduced vandalism and attrition; and a significant reduction in overall project time.

EBGL consists of two separate companies (EdgeBuilder and Glenbrook) operating in tandem with a common management team. EdgeBuilder manufactures wall panels and permanent wood foundations (PWF) in a climate-controlled factory, then transports the panels to the construction site via flat-bed trucks. The panels are typically unloaded by crane and erected, or assembled, on site by professional framing contractors. Panelized construction, especially in large-scale, multi-unit projects, is becoming increasingly popular due to the heightened demand for construction labor. Additionally, because the wall panels are constructed in a controlled indoor environment, waste, weather-related delays, and mistakes are minimized. This shaves weeks off large, multi-unit construction schedules. Glenbrook, as a retailer of professional building products, is not directly involved in manufacturing but does often sell and ship product in tandem with EdgeBuilder wall panel deliveries. As the International Building Code® continues to evolve, KBS and EBGL, along with our professional partners in the industry, meet code changes with innovative products and a dedicated staff to ensure adherent builds.
TT started operations in 2003 and has been manufacturing glue-laminated (glulam) wood columns and beams for post frame builders since that time. Timber Technologies products include treated and untreated columns for sidewalls and end walls in post frame buildings, glue-laminated headers and beams, and architectural grade beams for high-end commercial structures.
Human Capital Resources
As of December 31, 2024, we had a total of 194 employees in all our divisions, of which 117 were employed in manufacturing, 30 in operational roles, 20 in general and administrative functions, and 27 in marketing and sales. All of our 194 employees are full-time employees. All positions are in the United States. We also utilize varying amounts of temporary workers as necessary to fulfill customer requirements. We have policies to prevent discrimination based on gender, race, disability, ethnicity, nationality, religion, sexual orientation, gender identity, or gender expression. We take affirmative action to ensure that applicants are employed, and that employees are treated during employment, without regard to their race, color, religion, sex, or national origin. We also take affirmative action to employ and advance veterans in employment. We have not experienced any work stoppages and consider our employee relations to be good.
Recent History of our Business Transformation
On May 4, 2023, we entered into a Stock Purchase and Contribution Agreement (the “Digirad Purchase Agreement”), by and among the Company, Digirad Health Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Digirad Health”), Catalyst, and Catalyst Parent. Pursuant to the Digirad Purchase Agreement, (i) Catalyst purchased 85% of the issued and outstanding shares of Digirad Health, on the terms and subject to the conditions set forth therein and (ii) the Company contributed to Catalyst Parent 15% of the issued and outstanding shares of stock of Digirad Health (the “Contributed Shares”) in exchange for New Units (as defined in the Digirad Purchase Agreement) of Catalyst Parent (the “Transaction”). The total aggregate consideration payable to the Company for the Transaction was $40 million, comprised of $19.7 million ($27 million less payoff of debt to Webster Bank (see Note 8. Debt) and transaction costs) in cash, a $7 million promissory note (see Note 5. Supplementary Balance Sheet Information), and $6 million of New Units in Catalyst Parent (see Note 5. Supplementary Balance Sheet Information). The Company completed the sale of Digirad Health simultaneously with entering into the Digirad Purchase Agreement. See Note 3. Discontinued Operations for further information.
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
On May 17, 2024, we acquired substantially all of the assets of Timber Technologies Inc. and, on June 28, 2024, the real assets of Timber Properties, LLC (collectively, “TT”) for total consideration of $23.7 million consisting of cash paid at closing of $19.7 million, $1.0 million of escrow funds included in accrued liabilities, and a Term Loan Secured by a Mortgage of $3.0 million. We are also subject to payments due to the sellers contingent upon the achievement of certain EBITDA metrics over a 2-year period which may result in total payments not to exceed $4.1 million, 50% of which is payable in cash and 50% of which is payable in Series A Preferred Stock. These payments are also contingent upon the continued employment of the individual sellers. We have concluded that these payments are akin to compensation and will be recorded if and as such compensation is earned. For the twelve months ended December 31, 2024, we have accrued no amounts related to these payments as such achievement is deemed to have not been met. We have restricted $1.0 million of cash associated with the escrow funds payable to the sellers within 12 months after the acquisition as defined in the escrow agreement.

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
•We face risks related to health pandemics, wars, inflation, and other potential causes of global instability which could significantly disrupt our operations and impact our financial results.
•We are subject to particular risks associated with real estate ownership, which could result in unanticipated losses or expenses.
•Operating results may be adversely affected by changes in the costs and availability of supplies and materials.
•Trade tariffs or other factors affecting the commodities and materials we use in our business could have a material and adverse impact on our results of operations, financial condition and cash flows.
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
•Persistent inflation could negatively impact our revenues, profitability, and borrowing costs. In addition, if our costs increase and we are not able to correspondingly adjust our commercial relationships to account for this increase, our net income would be adversely affected, and the adverse impact may be material.
•Changing rules, public disclosure regulations and stakeholder expectations on environmental, social and corporate governance (“ESG”) related matters expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.
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
Our total stockholders’ equity decreased to $54.3 million as of December 31, 2024. For the year ended December 31, 2024, we had revenue of $53.4 million, compared to revenue of $45.8 million for the comparable period in 2023. We had a net loss attributable to common stockholders of $12.5 million for the year ended December 31, 2024, compared to net income attributable to common stockholders of $23.2 million for the comparable 2023 period. There can be no assurance that, even if our revenue increases, our future operations will result in net income attributable to common stockholders. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for our products and services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our products at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products from which we can derive additional revenues, our financial results will suffer.
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
Part of our business strategy is to acquire businesses that we believe can complement or expand our current business activities, both financially and strategically. With these synergistic benefits in mind, we acquired KBS, EdgeBuilder and Glenbrook in 2019, BLL in 2023 and TT in 2024, and will continue to seek strategic acquisitions in line with our business activities. Acquisitions involve many complexities, including, but not limited to, risks associated with the acquired business’ past activities, loss of customers, regulatory changes that are not anticipated, difficulties in integrating personnel and human resource programs, integrating ERP systems and other infrastructures, general underperformance of the business under our control versus the prior owners, unanticipated expenses and liabilities, and the impact on its internal controls of compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002. As a result, the realization of anticipated synergies or benefits from acquisitions may be delayed or substantially reduced, and could potentially result in the impairment of our investment in these businesses.
We face risks related to health pandemics, wars, inflation, and other potential causes of global instability which could significantly disrupt our operations and impact our financial results.
Our business has been disrupted and could be further materially adversely affected by pandemics, wars, or other causes of global instability. Global concerns, such as health concerns, wars, or global conflicts, could also result in social, economic, and labor instability in the United States or countries in which we or the third parties with whom we engage operate. The future impact of global conflicts on supply chains and inflation and their effects on our business and operations are uncertain. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, including downturns in global economies and financial markets that could affect our future operating results.
Additionally, during 2022 and through 2024 the global economy experienced high levels of inflation, rising interest rates, significant fluctuations in currency values, and increasing economic uncertainty, particularly in Europe. While inflation in the United States retreated during the latter part of 2023, our results of operations may continue to be negatively impacted by higher costs of raw materials, labor and freight resulting from inflationary pressures. These factors and global events including the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, a softening economy in Europe, and fluctuating interest rates may also have a negative impact on our results.
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
Our Building Solutions operating results could be adversely affected by changes in the cost and availability of raw materials. Prices and availability of raw materials used to manufacture our products can change significantly due to fluctuations in supply and demand. Additionally, availability of the raw materials used to manufacture our products may be limited at times resulting in higher prices and/or the need to find alternative suppliers. Both KBS’s and EdgeBuilder’s major material components are dimensional lumber and wood sheet products, which include plywood and oriented strand board. Lumber costs are subject to market fluctuations. Furthermore, the cost of raw materials may also be influenced by transportation costs. It is not certain that any price increases can be passed on to our customers without affecting demand or that limited availability of materials will not impact our production capabilities. The state of the financial and housing markets may also impact our suppliers and affect the availability or pricing of materials. The inability of KBS or EdgeBuilder to raise the price of their products in response to increases in prices of raw materials or to maintain a proper supply of raw materials could have an adverse effect on their revenue and earnings.
Trade tariffs or other factors affecting the commodities and materials we use in our business could have a material and adverse impact on our results of operations, financial condition and cash flows.

The use or threatened use of tariffs by the Trump administration may cause disruptions in global trade, which could negatively impact the costs of materials we use in our business and the demand for our products. Many of the commodities and materials we use in our business are imported and exported. To the extent these products become subject to tariffs, it could expose us to costs that we may not be able to recover from our customers. Existing and future trade tariffs, import duties and quotas could also materially increase our costs of procuring the commodities and materials we use and disrupt the markets for the products we handle, which in turn could have a material adverse effect on our financial position, results of operations and cash flows.
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
Our Building Solutions businesses are subject to various federal, state and local laws and regulations. In recent years, a number of new laws and regulations have been adopted, and there has been expanded enforcement of certain existing laws and regulations by federal, state, and local agencies. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. Changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations governing minimum wage or living wage requirements; the classification of exempt and non-exempt employees; the distinction between employees and contractors; other wage, labor or workplace regulations; healthcare; data protection and cybersecurity; the sale and pricing of some of our products; transportation; logistics; supply chain transparency; taxes; unclaimed property; energy costs and consumption; or environmental matters could increase our costs of doing business or impact our operations.
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
As we look for the best ways to deploy our capital and maximize our returns for our businesses and stockholders, we may make financial investments in other businesses or processes for purposes of enhancing our supply chain, creating financial returns, strategic developments, or other purposes. These investments may be speculative in nature, and there is no guarantee that we will experience a financial return and we may lose our entire principal balance if not successful. For example, our Investment in Enservco resulted in unrealized losses, as disclosed in Note 5. Supplementary Balance Sheet Information, to the notes to our consolidated financial statements.
Our goodwill and other long-lived assets are subject to potential impairment that could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. At December 31, 2024, goodwill and net intangible assets represented $27.4 million, or 31.6% of our total assets, and at December 31, 2023, goodwill and net intangible assets represented $17.0 million, or 22.5% of our total assets. In addition, net property and equipment assets totaled $10.2 million and $7.8 million, or 11.8% and 4.6%, respectively, of our total assets at those dates. If actual results differ from the assumptions and estimates used in our goodwill and long-lived asset valuation calculations, we could incur impairment charges, which could negatively impact our earnings.
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
Persistent inflation could negatively impact our revenues, profitability and borrowing costs. In addition, if our costs increase and we are not able to correspondingly adjust our commercial relationships to account for this increase, our net income would be adversely affected, and the adverse impact may be material.
Inflation rates in the U.S. reached a 40-year high before retreating in the latter part of 2023. Increased inflation may result in decreased demand for our products, increased operating costs (including our labor costs), reduced liquidity, and volatility in financial markets which may adversely affect the Company’s business and financial condition. In an inflationary environment, we may be unable to raise the sales prices of our products at or above the rate at which our costs increase, which could reduce our profit margins and have a material adverse effect on our financial results and net income. We also may experience lower than expected sales if there is a decrease in spending on products in our industry in general or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth. The continued improvement of market conditions in 2025 will be dependent on several factors, including, but not limited to, a continued moderation of the pace of inflation and the ability of the U.S. Federal Reserve to continue to cut interest rates. Increases in interest rates have had, and could continue to have, a material impact on our borrowing costs. The Federal Reserve cut interest rates three times in 2024, but issued cautious guidance moving forward as a result of continued uncertainty surrounding inflation.
Changing rules, public disclosure regulations and stakeholder expectations on environmental, social and corporate governance (“ESG”) related matters expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.
Following the decision of the U.S. Supreme Court in Students for Fair Admissions, Inc. v. President and Fellows of Harvard College, 600 U.S. 181 (2023) and the election of President Trump, companies have begun to pull back from ESG and DEI initiatives in response to a changing legal and political climate. On January 21, 2025, President Trump issued an executive order titled “Ending Illegal Discrimination and Restoring Merit-Based Opportunity” mandating among other things that federal contractors cease any “affirmative action” in violation of civil rights law and calling on the Attorney General to produce and deliver a report containing “recommendations for enforcing Federal civil-rights laws and taking other appropriate measures to encourage the private sector to end illegal discrimination and preferences, including DEI.” As a result of these developments, companies must re-examine their DEI programs to ensure that do not run afoul of the law and risk enforcement action from the U.S. Department of Justice. In addition, in recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions.
We may be exposed to risks to our business and potential reputational harm to the extent that we may face investigations and enforcement actions stemming from DEI or ESG policies. In addition, we may incur additional compliance costs in relation to the new legal and political landscape on ESG and DEI issues, which may adversely affect our business. Stakeholders also may have very different views on where our ESG and sustainability focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal or state ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in reputational harm, loss of investor confidence, legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

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

There is no assurance that we will be able to maintain compliance with the minimum closing price requirement. In the event that we fail to maintain compliance with Nasdaq listing requirements for 30 consecutive trading days, Nasdaq may send us a notice stating we will be provided a period of 180 days to regain compliance with the minimum bid requirement or else Nasdaq may make a determination to delist our common stock or grant a transfer of our listing to the Nasdaq Capital Market, wherein we would be provided another 180 days to regain compliance. On February 14, 2024, we received a letter from Nasdaq stating that we had failed to meet the closing bid price requirement for the last 30 consecutive business days. On July 2, 2024, the Company received a letter from the Listing Qualifications Department of The NASDAQ Stock Market advising the Company that it had regained compliance with Nasdaq's minimum bid price requirements under Nasdaq Listing Rule 5450(a)(1) as a result of the reverse stock split the Company entered into in June 2024. If our common stock were to be delisted from Nasdaq and was not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline.
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
Unless full cumulative dividends on our preferred stock have been, or contemporaneously are, declared and paid or declared and a sum sufficient for the payment thereof is set apart for payment for all past dividend periods, no dividends (other than a dividend in shares of common stock or other shares of stock ranking junior to the Series A Preferred Stock (as defined herein) as to dividends and upon liquidation) may be declared and paid or declared and set apart for payment on our common stock, nor may any shares of common stock be redeemed, purchased or otherwise acquired for any consideration by us. To the extent dividends are not paid on our preferred stock, cumulative dividends accrue as part of the liquidation value of our preferred stock, which has a liquidation value of $10.00 per share at issuance. Dividends on our preferred stock are payable out of amounts legally available therefor at a rate equal to 10.0% per annum per $10.00 of stated liquidation preference per share, or $1.00 per share of our preferred stock per year. Dividends on our preferred stock are only payable in cash. As of December 31, 2024, there were 1,915,637 shares of our Series A Preferred Stock outstanding.
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
Pursuant to Sections 382 and 383 of the Code, use of our NOLs may be limited by an “ownership change” as defined under Section 382 of the Code and the Treasury Regulations thereunder. In order to protect our significant NOLs, we filed an amendment to our certificate of incorporation (the “Restated Certificate of Incorporation”) (as amended and extended, the “Protective Amendment”) with the Delaware Secretary of State on May 5, 2015. The Protective Amendment was approved by our stockholders at our 2021 Annual Meeting of Stockholders held on October 21, 2021, and further extended with the approval of our stockholders at our 2024 Annual Meeting of Stockholders held on October 10, 2024.
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
The Rights will expire on the earliest of (i) August 21, 2027, or such earlier date as of which our board of directors determines that the Rights Agreement is no longer necessary for the preservation of our tax assets, (ii) the time at which the rights are redeemed, (iii) the time at which the rights are exchanged, (iv) the effective time of the repeal of Section 382 of the Code or any successor statute if our board of directors determines that the Rights Agreement is no longer necessary for the preservation of our tax assets, and (v) the first day of our taxable year in which our board determines that no NOLs or other tax assets may be carried forward.
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
None.

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
In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our ongoing efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. Please refer to the risk factor titled “We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could materially harm our business.” in “Risk Factors” in Part I, Item 1A of this Form 10-K for more information on the risks posed to us by cybersecurity threats.
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
In April 2019, our Investments division (through Star Real Estate, “SRE”) acquired three manufacturing facilities in Maine, which it then leased back to KBS in our Building Solutions segment. These included KBS’s 84,800 square foot main production facility in South Paris, Maine and a 92,200 square foot manufacturing facility in Oxford, Maine. We sold our Waterford, Maine production facility in June 2023. In July 2024 we sold and immediately leased back our property at South Paris, Maine.
We utilize four additional facilities in our Building Solutions businesses, related specifically to EBGL. In October 2021, we extended two existing leases, a 10,800 square foot office/sales/showroom space in Oakdale, Minnesota and a 34,200 square foot production facility in Prescott, Wisconsin. In addition, we entered into a lease in October 2021 for 22,800 square feet of lumberyard/warehouse space in Hudson, Wisconsin. With the BLL acquisition in late 2023, we acquired a fourth facility, a 22,300 square foot lumberyard/warehouse/showroom space in Big Lake, Minnesota. This property was sold and immediately leased back in July 2024. With the TT acquisition in June 2024, we acquired a 89,000 square foot manufacturing facility in Colfax, Wisconsin. In December 2024, we acquired the Prescott, Wisconsin production facility we were leasing and immediately sold it and entered into a sale leaseback transaction. See Note 10. Leases for further detail on our leases.
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
As of March 12, 2025 there were approximately 172 holders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2024 – October 31, 2024	—	$—	—	782,202.28
November 1, 2024 – November 30, 2024	—	$—	—	782,202.28
December 1, 2024 – December 31, 2024	23,138	$2.63	23,138	721,440.00
Total	23,138	$2.63	23,138	721,440.00
(1)On August 7, 2024, the Board of the Company authorized a new stock repurchase program (the “2024 Stock Repurchase Program”). Under the 2024 Stock Repurchase Program, the Company is authorized to repurchase up to $1 million of its issued and outstanding shares of common stock. Repurchases under the 2024 Stock Repurchase Program may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to alternative uses of capital and prevailing market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, accelerated share repurchase programs, pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated agreements or other transactions, and may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The 2024 Stock Repurchase Program may be modified, extended or terminated by the Company’s Board at any time without prior notice.
(2)For the year ended December 31, 2024, the Company repurchased a total of 73,855 shares of its common stock for a cost of $278,560 leaving $721,440 available for purchase under the 2024 Stock Repurchase Program. Of these shares, 23,138 were repurchased in December 2024, in a transaction with a certain shareholder totaling $60,763 that excludes tax withholding. Of the total shares repurchased, 50,717 shares of its common stock were repurchased on the open market for a cost of $217,797.
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
Overview
Star Equity is a multi-industry diversified holding company with two divisions. Our Building Solutions operating division focuses on the construction industry. In addition, we have an Investments division.
Our Building Solutions division is currently made up of four operating businesses: KBS, EdgeBuilder, and Glenbrook, with Edgebuilder and Glenbrook managed together and referred to jointly as “EBGL”, and Timber Technologies Solutions Inc. (“TT”). KBS is based in Maine and manufactures modular buildings, typically in the single and multi-family residential segments, servicing principally the New England market. EBGL is based in the Minneapolis-Saint Paul area and principally serves the Upper Midwest region. Together, the EBGL businesses manufacture and deliver structural wall panels, primarily for multi-family residential buildings, and other engineered wood-based products. We distribute building materials from two lumberyard locations primarily focused on professional builder customers. TT is based outside the Minneapolis-Saint Paul area in Colfax, WI and manufactures glulam for various end markets and applications, including agriculture, industrial, infrastructure, and building construction (commercial and residential).
Our Investments division holds and manages our corporate-owned real estate, including a manufacturing facility in Maine that is leased to KBS and a manufacturing facility in Wisconsin that is leased to TT. The Investments division manages internally-funded, concentrated minority investments in a number of public companies. It also holds and manages a promissory note and a private equity stake in Catalyst. We acquired these interests in May 2023 as a result of the sale of Digirad Health (see Note 3. Discontinued Operations within the notes to our accompanying consolidated financial statements, for further information). Our Investments division also holds an investment in Enservco Corporation consisting of an investment in Enservco-Common Stock, an investment in Enservco-Preferred Stock, and an investment in a call option, all of which were acquired in the third quarter of 2024 and which is discussed in Note 5. Supplementary Balance Sheet Information to the notes to our accompanying consolidated financial statements.
Current Market Conditions
The target customers for our Building Solutions division include professional home builders, general contractors, project owners, developers, and design firms. Despite a higher interest rate environment, we are continuing to see significant demand for our products, although there have been some delays in execution as customers finalize project financing. We have benefited from having implemented both price increases and margin protection language in our contracts and this had a significantly positive effect on our profitability in 2023. We experienced slower business activity in 2024 and related lower revenues, but believe this slowdown is temporary. Our sales pipelines continue to indicate strong potential demand for our services, but we can give no assurances as to our ability to compete for these opportunities, or the periods during which successfully negotiated projects will be completed.
Trends and Drivers
The Modular Building Institute has estimated that permanent modular construction increased as a percentage of the construction industry from 2.14% in 2015 to 6.64% as of the end of 2023. In turn, in our Building Solutions division, we continue to see a greater acceptance of offsite or prefab construction in single-family and multi-family residential building projects in our target market. Our modular units and structural wall panels offer builders a number of benefits over traditional onsite or “site built” construction. These include shorter time to market, higher quality, reduced waste, and potential cost savings, among others. 3D modeling software and developments in engineered wood products offer greater design flexibility for higher-end applications. The need for more affordable housing solutions also presents opportunities for the continued growth of factory built housing.
Risks arising from global economic instability and conflicts, wars, and health crises could impact our business. In addition the inflation caused by such events may impact demand for our products and services and our cost to provide products and services.
Discontinued Operations
As discussed in detail in Note 3. Discontinued Operations within the notes to our accompanying consolidated financial statements, we completed the sale of Digirad Health on May 4, 2023, for total aggregate consideration of $40 million, comprised of $27 million in cash, a $7 million promissory note (“Seller Note”), and $6 million in rollover equity in the parent entity of Catalyst. We deemed the disposition of Digirad Health, which was our entire Healthcare business unit, to represent a strategic shift that will have a major effect on our operations and financial results. As of the date of the accompanying consolidated financial statements, the results of operations of the Healthcare business unit represent “discontinued operations” in accordance with U.S. Generally Accepted Accounting Practices (“GAAP”) (ASC 205-20-45-1B). Therefore, the assets and liabilities, as well as the earnings, of the discontinued operation are presented separately in the accompanying consolidated financial statements for all periods presented. Unless otherwise noted, discussion within the notes to the consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to continuing operations.
Goodwill Valuation
We review goodwill for impairment on an annual basis during the fourth quarter, and when events or changes in circumstances indicate that a reduction in the carrying value may not be recoverable. We recognize an impairment charge if we determine that the carrying value of the reporting unit exceeds its fair value and such loss should not exceed the total goodwill allocated to the reporting unit. No impairment of goodwill was recorded in 2024.
We also review long-lived assets for impairment when events or changes in circumstances indicate that a reduction in the carrying value may not be recoverable. Certain factors may cause the fair value of a reporting unit to fall below its carrying amount and/or the value of long-lived assets to not be recoverable. This could lead to the measurement and recognition of long-lived asset impairment charges and may cause impairment. These factors include, but are not limited to, significant negative variances between actual and expected financial results, lowered expectations of future financial results, failure to realize anticipated synergies from acquisitions, adverse changes in the business climate, and the loss of key personnel. As of December 31, 2024, we performed a qualitative assessment of our goodwill and determined that it is more likely than not that long-lived assets were not impaired.
See Note 7. Goodwill within the notes to our accompanying consolidated financial statements for further information.
2024 Financial Highlights
2024 Revenues were $53.4 million, representing an increase of $7.6 million or 16.5% versus 2023 Revenues of $45.8 million. This increase was due to the inclusion of revenues at TT and BLL in 2024, partially offset by lower revenues at KBS and the Edgebuilder and Glenbrook entities related to slower business activity, which we believe is temporary.
2024 Gross profit was $11.1 million, representing a decrease of $0.9 million or 7.3% versus 2023 Gross profit of $11.9 million. This decrease was due to fixed costs remaining at constant levels regardless of the decline in revenue at KBS and the Edgebuilder and Glenbrook entities. Gross profit and gross margin were reduced by a $574 thousand purchase price adjustment related to the step-up of inventory for TT to its fair value at the acquisition date. This adjustment resulted in an increase in the cost of sales when the acquired inventory was sold, further contributing to the decline in our gross profit margins for the year.
2024 Operating expenses were $19.5 million, representing an increase of $3.2 million or 20% versus 2023 total Operating expenses of $16.3 million. The increase of $3.2 million was driven by the inclusion of SG&A from both BLL and TT in 2024.
2024 Loss from continuing operations, net of income taxes, was $10.4 million which reflects reduced results compared to 2023 Loss from continuing operations, net of tax, of $1.9 million. The decreased results were primarily driven by the impairment of our Catalyst cost method investment of approximately $4.6 million and the unrealized losses related to the Investment in Enservco of $1.9 million. These losses were offset by the gains we recorded related to our sale leaseback transactions of $3.8 million. In addition, we experienced a decrease in gross profit of $0.9 million from our operating segments and higher operating expenses. In 2023 we benefited from a bargain purchase gain we recognized resulting from the October 2023 acquisition of BLL of approximately $1.2 million (see Note 16. Mergers and Acquisitions for further information).
Use of EBITDA (Non-GAAP measure)
Management believes earnings before interest, taxes, depreciation, and amortization (“EBITDA”) is a meaningful indicator of the Company’s performance that provides useful information to investors regarding the Company’s financial condition and results of operations. EBITDA is also considered by management as an indicator of operating performance and the most comparable measure across the regions in which we operate. Management also uses this measurement to evaluate capital needs and working capital requirements. EBITDA is a non-Generally Accepted Accounting Principles (“non-GAAP”) financial measure that is not intended to be considered in isolation from, as substitute for, or as superior to, the corresponding financial measure prepared in accordance with GAAP or as a measure of the Company’s profitability. Because of these and other limitations, EBITDA should be considered along with GAAP based financial performance measures, including operating income or net income prepared in accordance with GAAP. EBITDA is derived from net income (loss) adjusted for the provision for (benefit from) income taxes, interest expense (income), and depreciation and amortization.

The reconciliation of EBITDA from continuing operations to the most directly comparable GAAP financial measure is provided in the table below:

	Year Ended December 31,
$ in thousands	2024	2023
Net income (loss)	$(10,438)	$25,132
Adjustment for income (loss) from discontinued operations, net of income taxes	—	(27,039)
Loss from continuing operations	(10,438)	(1,907)
Adjustments to loss from continuing operations
Depreciation and amortization	3,602	2,326
Interest expense, net	(633)	(973)
Provision for income taxes	263	(614)
Total adjustments from income (loss) from continuing operations to EBITDA	3,232	739
EBITDA from continuing operations	$(7,206)	$(1,168)
Results of Operations
Comparison of Years Ended December 31, 2024 and 2023
The following table sets forth our results from operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,				Change from Prior Year
	2024	% of Revenues	2023	% of Revenues	Dollars	Percent *
Total revenues	$53,359	100.0%	$45,785	100.0%	$7,574	16.5%
Total cost of revenues	42,304	79.3%	33,859	74.0%	8,445	24.9%
Gross profit	11,055	20.7%	11,926	26.0%	(871)	(7.3)%
Operating expenses:
Selling, general and administrative	16,991	31.8%	14,538	31.8%	2,453	16.9%
Amortization of intangible assets	2,479	4.6%	1,734	3.8%	745	43.0%
Total operating expenses	19,470	36.5%	16,272	35.5%	3,198	19.7%
Income (loss) from continuing operations	(8,415)	(15.8)%	(4,346)	(9.5)%	(4,069)	(93.6)%
Other (expenses) income	(2,393)	(4.5)%	852	1.9%	(3,245)	(380.9)%
Interest expense, net	633	1.2%	973	2.1%	(340)	(34.9)%
Total other income (loss)	(1,760)	(3.3)%	1,825	4.0%	(3,585)	(196.4)%
Income (loss) from continuing operations before income taxes	(10,175)	(19.1)%	(2,521)	(5.5)%	(7,654)	(303.6)%
Income tax benefit (provision)	(263)	(0.5)%	614	1.3%	(877)	(142.8)%
Income (loss) from continuing operations, net of income taxes	(10,438)	(19.6)%	(1,907)	(4.2)%	(8,531)	(447.4)%
Income (loss) from discontinued operations, net of income taxes	—	—%	27,039	59.1%	(27,039)	(100.0)%
Net income (loss)	$(10,438)	(19.6)%	$25,132	54.9%	$(35,570)	(141.5)%
*Percentage may not add due to rounding
Revenues
Building Solutions
Building Solutions revenue is summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Building Solutions Revenue	$53,359	$45,785	$7,574	16.5%

Building Solutions revenue increased 16.5% versus 2023 as a result of the inclusion of revenue from TT from the date of acquisition and the inclusion of full year revenue from BLL which we acquired in the fourth quarter of 2023. These were partially offset by slower business activity at both KBS and EBGL, exclusive of BLL. Economic headwinds, higher interest rates, and project delays contributed to the slowdown which we believe is temporary. Our backlog and sales pipeline indicate continued strong demand for new projects, and although the revenue impact and timing are uncertain, customer feedback and the improving interest rate environment make us confident in our ability to convert this pipeline into signed contracts in the coming months.
Gross Profit
Building Solutions gross profit is summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023	% Change
Building Solutions gross profit (loss)	$11,276	$12,154	(7.2)%
Building Solutions gross margin	21.1%	26.5%
The decrease in Building Solutions gross profit in 2024 of 7.2% was due to fixed costs remaining at constant levels regardless of the decline in revenue at KBS and EBGL as discussed above. Gross profit and gross margin were reduced by a $574 thousand purchase price adjustment related to the step-up of inventory for TT to its fair value at the acquisition date. This adjustment resulted in an increase in the cost of sales when the acquired inventory was sold, further contributing to the decline in our gross profit margins for the year.
Investments Gross Loss
Investments gross loss is summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023	% Change
Investments gross profit (loss)	$(221)	$(228)	3.1%
Investments gross loss relates to depreciation expense associated with the commercial facilities that we own. These include a manufacturing facility at KBS in Maine (which was part of our sale leaseback transactions in 2024), an idle facility in Maine, and a manufacturing facility at TT in Wisconsin (“TT facility”). Depreciation expense decreased in 2024 versus 2023 primarily due to the elimination of depreciation expense on our properties which were sold as part of our sale leaseback transactions, partially offset by the addition of depreciation expense related to the TT facility. Our sale leaseback transactions are discussed in Note 10. Leases. We record unrealized and realized gains on sales of our investments and real estate, as well as asset impairment, as a component of other income/expense.
Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Year Ended December 31,				Percent of Revenues
	2024	2023	$ Change	% Change	2024	2023
Selling, general and administrative	$16,991	$14,538	$2,453	16.9%	31.8%	31.8%
Amortization of intangible assets	2,479	1,734	745	43.0%	4.6%	3.8%
Total operating expenses	$19,470	$16,272	$3,198	19.7%	36.5%	35.5%

On a consolidated basis, total operating expenses increased by $3.2 million. Sales, general and administrative expenses increased by $2.5 million. 2024 operating expenses reflect a full year of BLL results and TT results since the date of acquisition. As a percentage of revenue, sales, general and administrative expenses remained unchanged at 31.8%, versus 31.8% in the prior year period.
Other Income (Expense)
Total other income (expense) is summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023
Other income (expense)	$(2,393)	$852
Interest income (expense), net	633	973
Total other income (expense)	$(1,760)	$1,825
Other income (expense), net for the year ended December 31, 2024 and 2023 includes unrealized losses and gains from available for sale securities recorded in our Investments division and includes the impairment charges we recorded to our cost method investment of $4.6 million. In addition, total other income for the twelve months ended December 31, 2024 includes a $3.8 million gain on two of our sale and leaseback transactions which were recorded in the third quarter of 2024 and the unrealized loss on our Investment in Enservco of $1.9 million, while 2023 included the gain on the sale of our Waterford, Maine facility.
Interest income (expense), net, for the twelve months ended December 31, 2024 and 2023 is predominantly comprised of interest earned on the Catalyst Note and interest bearing assets in our Investments division, offset by interest costs and the related amortization of deferred issuance costs on our debt.
Income Tax (Expense) Benefit
Intraperiod allocation rules require us to allocate our provision for income taxes between continuing operations and other categories or comprehensive income (loss) such as discontinued operations. During the twelve months ended December 31, 2024 and 2023, we recorded a tax provision of $263 thousand and a tax benefit of $614 thousand, respectively. For the year ended December 31, 2023, we recorded a tax expense of $693 thousand for discontinued operations.
See Note 12. Income Taxes, within the notes to our accompanying consolidated financial statements for further information.
Net income (loss) from Discontinued Operations
See Note 3. Discontinued Operations, to our consolidated financial statements for information regarding discontinued operations.
Liquidity and Capital Resources
Overview
Cash Flows from Operating Activities
For the year ended December 31, 2024, net cash used in operating activities was $5.2 million, as compared to $2.7 million provided in 2023, including cash from discontinued operations. The decrease in net cash provided by operating activities is attributable to lower results from operations, particularly in our Building Solutions division, and increased net working capital expenditures.
Cash Flows from Investing Activities
For the year ended December 31, 2024, net cash used in investing activities was $12.0 million, as compared to net cash provided by investing activities of $16.2 million in 2023, including cash provided by discontinued operations. The decrease is primarily attributable to cash paid for the acquisition of TT in 2024 of $19.7 million, and $1.0 million advanced to Enservco under the terms of a note receivable, partially offset by cash received from our sale leaseback transactions of $10.5 million. Cash provided by investing activities in 2023 included cash received for the sale of Digirad of $19.7 million offset by $2.8 million paid for the acquisition of BLL.
Cash Flows from Financing Activities
For the year ended December 31, 2024, net cash provided by financing activities, was $3.9 million, as compared to net cash used in financing activities, including cash provided by discontinued operations, of $3.1 million in 2023. The increase in cash provided by financing activities relates to higher net debt utilization on our credit facilities.

Summary of Cash Flows
The following table shows cash flow information for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by (used in) operating activities	$(5,181)	$2,698
Net cash provided by (used in) investing activities	$(12,042)	$16,182
Net cash provided by (used in) financing activities	$3,908	$(3,072)
Sources of Liquidity
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations. As of December 31, 2024, we had $4.0 million of cash and cash equivalents. As discussed in Note 8. Debt, we have approximately $11.3 million in debt at December 31, 2024.
Common Stock Offerings
As of December 31, 2024, of the warrants issued through the public offering we closed on May 28, 2020, 1.0 million warrants had been exercised and 1.4 million warrants remained outstanding, which represents 0.1 million shares of common stock equivalents, at an exercise price of $11.25. As of December 31, 2024, of the warrants issued through the public offering we closed on January 24, 2022, no warrants had been exercised and 10.9 million warrants remained outstanding, which represents 2.2 million shares of common stock equivalents, at an exercise price of $7.50 and no prefunded warrants outstanding. Additionally, Company issued to its underwriter 237,500 common stock purchase warrants (the “Underwriter’s Warrants”) to purchase up to 47,500 shares of Common Stock at an exercise price of $8.25 per common warrant. These warrants are outstanding at December 31, 2024.
Credit Facilities
Premier Facility
On August 16, 2023, EdgeBuilder and Glenbrook (the “EBGL Borrowers”) entered into a Revolving Credit Loan Agreement with Premier Bank (“Premier”) providing the EBGL Borrowers with a working capital line of credit of up to $4 million, which agreement was subsequently replaced and increased to $6 million on December 5, 2023 (the “Premier Loan Agreement”). Availability under the Premier Loan Agreement is based on a formula tied to the EBGL Borrowers’ eligible accounts receivable, inventory and equipment. Borrowings under the Premier Loan Agreement bear interest at the prime rate plus 0.75% (and a minimum interest rate of 6.75%), with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement expired on December 5, 2024 but is able to be extended from time to time at the request of the EBGL Borrowers, subject to approval by Premier. On December 5, 2024, the Premier loan agreement was extended to December 31, 2025. The EBGL Borrowers’ obligations under the Premier Loan Agreement are guaranteed by the Company and secured by all of their inventory, equipment, accounts and other intangibles. As of December 31, 2024, availability under the Premier Loan Agreement was approximately $1.8 million.
Financial covenants associated with the Premier Loan Agreement require that the EBGL Borrowers maintain (a) a debt service coverage ratio for any calendar year of less than 1.25; (b) a debt-to-equity ratio at the end of each calendar year in excess of 1.65; (c) a fixed charge coverage ratio at the end of each calendar year of less than 1.10; (d) working capital of at least $2 million; and (e) a current ratio of at least 1.50. As of December 31, 2024, the EBGL Borrowers were in compliance with the Premier Loan Agreement covenants.

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
In the fourth quarter of 2024, KeyBank modified the covenants such that KBS must (i) have EBITDA of no less than $300 thousand for the three months ended December 31, 2024, and no less than $600 thousand for the six months ended March 31, 2025 (the “EBITDA covenant”), and (ii) maintain a ratio of its Operating Cash Flow to its Total Fixed Charges of at least 1.25 to 1.0 measured quarterly for the preceding twelve month period, commencing with the fiscal quarter ending June 30, 2025, and for each subsequent fiscal quarter thereafter (“The FCCR Covenant”). As of September 30, 2024, KBS was not in compliance with the then existing FCCR covenant and had obtained a waiver of compliance as of the filing date.
As of December 31, 2024, KBS was in compliance with the EBITDA covenant. The balance outstanding under the line was $0 million at December 31, 2024. As of December 31, 2024, availability under the KeyBank Loan Agreement was approximately $4.0 million.
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
Bridgewater Facility
In connection with the completion of the TT Acquisition, on May 17, 2024, Timber Technologies Solutions, Inc., a wholly-owned subsidiary of the Company (the “Borrower”), entered into a Loan Agreement (the “Bridgewater Loan Agreement”) with Bridgewater Bank (“Bridgewater”) and issued a Term Promissory Note to Bridgewater in the amount of $7.0 million thereunder (the “Facility”). All borrowings under the Facility bear interest at 7.85%, with interest payable monthly and the outstanding principal balance payable on May 20, 2029 (the “Maturity Date”). The Bridgewater Loan Agreement also provides for certain fees payable to Bridgewater during its term, certain of which have been prepaid at closing. The Borrower’s obligations under the Facility are guaranteed by the Company and secured by all of the Borrower’s inventory, equipment, accounts, and other intangibles, and all proceeds of the foregoing.
In connection with the Bridgewater Loan agreement, an amount of $1.0 million was required to be deposited with Bridgewater and be under the sole dominion and control of Bridgewater, and the Company shall not have any control over the use of, or any right to withdraw any amount of the restricted deposit. In the event that the Company maintains compliance with all of the financial covenants set forth in the Bridgewater Loan Agreement for four consecutive quarterly measurement dates which began in the third quarter of 2024, Bridgewater shall release a portion of the deposit. The $1.0 million deposit is recorded in Other Assets in the Consolidated Balance Sheets.
Financial covenants require that TT maintain (i) a ratio of Cash Flow to Total Fixed Charges of not less than 1.30 to 1.00 as measured on each applicable Measurement Date on a trailing twelve (12) month basis; the first Measurement Date is September 30, 2024; (ii) maintain a ratio of Senior Funded Debt to trailing twelve (12) month Adjusted EBITDA not to exceed 3.00 to 1.00 as measured on each applicable Measurement Date for a Measurement Period; the first Measurement Date is June 30, 2025; (iii) maintain a ratio of Total Funded Debt to trailing twelve (12) month adjusted EBITDA not to exceed 4.00 to 1.00 as measured on each applicable Measurement Date for a Measurement Period; the first Measurement Date is June 30, 2025. TT was not in compliance with the Cash Flow to Total Fixed Charges covenant as of December 31, 2024 TT obtained a waiver from Bridgewater at December 31, 2024.

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
Off-Balance Sheet Arrangements
As of December 31, 2024, there were no off balance sheet arrangements.
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations are based upon our accompanying consolidated financial statements, which are prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, business combination accounting, accounting for long term investments, goodwill valuation and income taxes. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.
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
Revenue recognition is evaluated on a contract basis. Performance obligations are satisfied over time as work progresses or at a point in time. From time-to-time we enter into contracts within our building solutions sector that produce assets with no alternative use and contain an enforceable right to payment, including a reasonable profit margin. Determining if an enforceable right to payment includes a reasonable profit margin requires judgment and is assessed on a contract by contract basis. For contracts requiring over time revenue recognition, the selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We use a cost-based input measurement of progress because it best depicts the transfer of assets to the customer, which occurs as costs are incurred during the manufacturing process or as services are rendered. Under the cost-based measure of progress, the extent of progress towards completion is measured based on the costs incurred to date. We had no contracts in place as of December 31, 2024 or December 31, 2023 that require recognition over time.

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
Accounting for Long Term Investments
As a part of the sale of Digirad Health, described further in Note 3. Discontinued Operations to the notes to our accompanying consolidated financial statements, we received common equity of Catalyst Parent, a privately held entity. We have elected the measurement alternative under ASC 321 “Accounting for Investments in Equity Securities”. The measurement alternative election allows for equity securities that do not have readily determinable fair values to be recorded at cost, with adjustments for impairment and certain observable price changes reflected in earnings. Such securities are adjusted to fair value when an observable price change occurs or impairment is identified. Each reporting period, we perform a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. Impairment indicators include, but are not limited to, significant deterioration in earnings performance, significant adverse changes in regulatory or economic environment and working capital deficiencies. If an investment is determined to be impaired, we include an impairment loss in other income (expense) equal to the difference between the fair value of the investment and its carrying amount.
On August 9, 2024, we completed an Investment in Enservco which consisted of Enservco Common Stock, Enservco Preferred Stock, and certain other options reflected in the Share Exchange Agreement, and the Enservco Note Receivable. The Investment in Enservco is required to be accounted for using the equity method of accounting under ASC 323, Equity Method Investments and Joint Ventures, as we are deemed to have significant influence over Enservco based upon GAAP rules. Pursuant to the guidance in ASC 323, we elected the fair value option pursuant to ASC 825-10-15, wherein the financial instrument is initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date, with changes in the estimated fair value recognized as other income (expense) in the consolidated statement of operations. Enservco Common Stock is publicly traded, and the fair value is determined based on Enservco’s common stock closing price as of the reporting date. The fair value of the Enservco Preferred Stock was based on the consideration of a number of objective and subjective factors, including third-party valuations and a company-specific economic outlook. To determine the fair value of the call option, the Company used the Black-Scholes option pricing model. The fair value of the Enservco Note was determined using a discounted cash flow model. Fair value assumptions are further described in Note 7 Fair Value Measurements to the notes to our financial statements. The Enservco Note was determined to be uncollectible as of December 31, 2024 and the value was reduced to zero. As described further in Note 5 Supplementary Balance Sheet Information to the notes to our financial statements, the value of the Enservco Note was fully collateralized and we called the collateral once it was determined that the note was in default.
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

There are numerous factors that may cause the fair value of a reporting unit to fall below its carrying amount and/or that may cause the value of long-lived assets to not be recoverable, which could lead to the measurement and recognition of goodwill and/or long-lived asset impairment charges. These factors include, but are not limited to, significant negative variances between actual and expected financial results, lowered expectations of future financial results, failure to realize anticipated synergies from acquisitions, adverse changes in the business climate, and the loss of key personnel. As of December 31, 2024, we performed a qualitative assessment and did not identify any triggering events that would lead to the performance of a quantitative analysis. See Note 7. Goodwill, within the notes to our accompanying consolidated financial statements, for further information.
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
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Debt obligations under the Premier Loan Agreement are subject to variable rates of interest based on the U.S. Prime Rate. A 100 basis point increase in the underlying interest rate would result in an additional annual interest expense of approximately $22 thousand, assuming related line of credit of $2 million, which is the amount of outstanding borrowings at December 31, 2024. Debt obligations under the KeyBank Loan Agreement are subject to variable rates of interest based on the SOFR rate. No amounts are outstanding at December 31, 2024.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STAR EQUITY HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Star Equity Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Star Equity Holdings, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows, for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Enservco Transaction
In August 2024, the Company entered into an investment transaction with Enservco Corporation, as further described in Note 5 to the financial statements. Identifying the components of the transaction, determining the appropriate accounting model, and valuing these components required significant management judgment.
To address this matter, we performed various procedures, including: (i) reviewing the underlying agreements to understand the transaction, (ii) assessing management’s accounting for the transaction and the appropriateness of the accounting model, (iii) evaluating the qualifications of third-party experts engaged by management, (iv) engaging in discussions with management and their specialists, and (v) evaluating and testing the fair value methodologies for each identified component of the transaction.
Business Combination Accounting
As discussed in Note 16 to the financial statements, the Company completed its acquisition of Timber Technologies Inc. during 2024. This transaction qualified for treatment as a business combination. Auditing the accounting for this business combination was complex due to significant estimation uncertainty in determining the fair values of identified assets, including intangible assets.
To address this matter, we performed various procedures, including: (i) understanding management’s process for accounting for the transaction, (ii) evaluating the qualifications of third-party experts engaged by management, (iii) testing the processes used by management and the third-party experts to develop valuation models, and (iv) evaluating the significant assumptions used in these models. We considered whether these assumptions were consistent with evidence obtained in other areas of the audit and assessed their sensitivity to change.

Investment in Private Company
As discussed in Note 5, the Company holds a cost method investment in Catalyst, a privately held entity. During 2024, the Company recognized $4.6 million of impairment on the investment.
Management’s impairment assessment involved significant judgment regarding the fair value of the investment and the evaluation of various factors indicating potential impairment. The complexity of this assessment is influenced by the financial performance of the investee and the information made available to the Company.
To address this matter, we performed various procedures, including: (i) understanding management’s process for assessing the investment for impairment, (ii) understanding management’s methodology for calculating impairment on the investment, and (iii) review and testing of key assumptions and sensitivity of those assumptions.
The Company also holds a note receivable with this entity as further discussed in Note 5. Management determined this note receivable had an immaterial amount of credit loss as of December 31, 2024. Management’s assessment of credit loss involves significant judgment regarding estimated future cash flows. The complexity of this assessment is influenced by assumptions over probability of default and loss given default.
To address this matter, we performed various procedures, including: (i) testing of management’s current expected credit loss model, (ii) evaluating management’s use of a specialist and (iii) review and testing of key assumptions and sensitivity of those assumptions.
We have served as the Company's auditor since 2022.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 21, 2025

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2024	2023
Revenues:
Building Solutions**	$53,359	$45,785
Investments	—	—
Total revenues	53,359	45,785

Cost of revenues:
Building Solutions**	42,083	33,631
Investments	221	228
Total cost of revenues	42,304	33,859

Gross profit	11,055	11,926

Operating expenses:
Selling, general and administrative	16,991	14,538
Amortization of intangible assets	2,479	1,734
Total operating expenses	19,470	16,272

Net income (loss) from continuing operations	(8,415)	(4,346)

Other income (expense):
Other income (expense), net	(2,393)	852
Interest income (expense), net	633	973
Total other income (expense), net	(1,760)	1,825

Income (loss) from continuing operations before income taxes	(10,175)	(2,521)
Income tax benefit (provision)	(263)	614
Income (loss) from continuing operations, net of tax	(10,438)	(1,907)
Income (loss) from discontinued operations, net of tax	—	27,039
Net income (loss)	(10,438)	25,132
Dividend on Series A perpetual preferred stock	(2,040)	(1,916)
Net income (loss) attributable to common stockholders	$(12,478)	$23,216

Net income (loss) per share
Net income (loss) per share, continuing operations
Basic and diluted*	$(3.32)	$(0.61)
Net income (loss) per share, discontinued operations
Basic and diluted*	$—	$8.64
Net income (loss) per share
Basic and diluted*	$(3.32)	$8.03
Net income (loss) per share, attributable to common shareholders
Basic and diluted*	$(3.97)	$7.42
Weighted-average common shares outstanding***
Basic and diluted*	3,145	3,129

Dividends declared per share of Series A perpetual preferred stock	1.00	1.00
*Earnings per share may not add due to rounding
**Formerly known as Construction
***All share amounts reflect 1 for 5 reverse stock split effective June 14, 2024, retroactively.
See accompanying notes to consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	December 31,
	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$4,003	$18,326
Restricted cash	1,628	620
Investments in equity securities	3,368	4,838
Lumber derivative contracts	—	19
Accounts receivable, net of allowances of $360 and $191, respectively	8,048	6,004
Note receivable, current portion	335	399
Inventories, net	5,397	3,420
Other current assets	1,635	1,180
Total current assets	24,414	34,806
Property and equipment, net	10,207	7,828
Operating lease right-of-use assets, net	8,289	1,470
Intangible assets, net	18,930	12,518
Goodwill	8,453	4,438
Long term investments	2,140	6,000
Notes receivable	8,876	8,427
Other assets	1,739	9
Total assets	$83,048	$75,496

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$2,603	$1,571
Accrued liabilities	1,974	1,506
Accrued compensation	1,141	1,772
Accrued warranty	49	44
Lumber derivative contracts	7	—
Deferred revenue	2,523	1,377
Short-term debt	3,911	2,019
Operating lease liabilities	241	403
Finance lease liabilities	21	42
Total current liabilities	12,470	8,734
Long-term debt, net of current portion	7,405	—
Deferred tax liabilities	334	318
Operating lease liabilities, net of current portion	8,483	1,102
Finance lease liabilities, net of current portion	20	43
Total liabilities	28,712	10,197

Stockholders’ Equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized: Series A Preferred Stock, 8,000,000 shares authorized, liquidation preference (10.00 per share), 1,915,637 shares issued and outstanding at 2024 and 2023. (Liquidation preference: $18,988,390 as of December 31, 2024 and 2023.)	18,988	18,988
Preferred stock, $0.0001 par value: 25,000 shares authorized; Series C Preferred stock, no shares issued or outstanding	—	—
Common stock, $0.0001 par value: 50,000,000 shares authorized; 3,201,502 and 3,165,243 shares issued and outstanding (net of treasury shares) at December 31, 2024 and 2023, respectively	2	2
Treasury stock, at cost; 125,625 and 51,770 shares at December 31, 2024 and 2023, respectively	(6,007)	(5,728)
Additional paid-in capital	159,880	160,126
Accumulated deficit	(118,527)	(108,089)
Total stockholders’ equity	54,336	65,299

Total liabilities and stockholders’ equity	$83,048	$75,496
*All share amounts reflect 1 for 5 reverse stock split effective June 14, 2024, retroactively.
See accompanying notes to consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2024	2023
Operating activities
Net income (loss)	$(10,438)	$25,132
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation of property and equipment	1,123	925
Amortization of intangible assets	2,479	1,734
Non-cash lease expense	1,170	670
Provision for bad debt, net	(178)	162
Stock-based compensation	240	340
Non-cash interest income	(746)	45
Gain on disposal of discontinued operations	—	(26,680)
Bargain purchase gain on acquisition	—	(1,170)
(Gain) Loss on sale of assets	(3,756)	(503)
Loss (gain) on remeasurement of Enservco long term investments	1,850	—
Impairment of Catalyst cost method investment	4,615	—
Deferred income taxes	16	(613)
Unrealized (gain) loss on equity securities and lumber derivatives	202	(208)
Changes in operating assets and liabilities:
Accounts receivable	(1,125)	3,737
Inventories	859	1,015
Other assets	(1,523)	43
Accounts payable	1,032	1,118
Accrued compensation	(630)	(646)
Deferred revenue	1,389	(567)
Operating lease liabilities	(1,233)	(490)
Other liabilities	(527)	(1,346)
Net cash provided (used) by operating activities	(5,181)	2,698

Investing activities
Purchases of property and equipment	(2,856)	(698)
Proceeds from sale of discontinued operations	—	19,681
Proceeds from sale of property and equipment	10,521	1,233
Purchases of equity securities	(257)	(1,517)
Proceeds from sales of equity securities	1,002	253
Net cash received (paid for) acquisition	(19,675)	(2,770)
Repayment of note receivable	223	—
Investment in note receivable	(1,000)	—
Net cash provided (used) by investing activities	(12,042)	16,182

Financing activities
Proceeds from borrowings	24,322	41,153
Repayment of debt	(18,027)	(42,105)
Net proceeds from sale of common stock and warrants	0	1
Proceeds from exercise of warrants	—	4
Repurchase of common stock	(279)	—
Taxes paid related to net share settlement of equity awards	(22)	(16)
Repayment of obligations under finance leases	(46)	(193)
Preferred stock dividends paid	(2,040)	(1,916)
Net cash provided (used) by financing activities	3,908	(3,072)
Net change in cash, cash equivalents, and restricted cash including cash classified within current assets	(13,315)	15,808
Less: Net (decrease) increase in cash classified within current assets-discontinued operations	—	1,381
Net change in cash, cash equivalents, and restricted cash	(13,315)	14,427

Cash, cash equivalents, and restricted cash at beginning of year	$18,946	$4,519
Cash, cash equivalents, and restricted cash at end of year	$5,631	$18,946

Reconciliation of cash, cash equivalents, and restricted cash at end of year
Cash and cash equivalents	$4,003	$18,326
Restricted cash	1,628	620
Cash, cash equivalents, and restricted cash at end of period	$5,631	$18,946

Supplemental Information
Cash paid during the year for interest	$614	$261
Cash paid during the year for income taxes	$236	$651

Non-Cash Investing and Financing Activities
Noncash note receivable	$—	$7,000
Noncash investment in private company	$—	$6,000
Purchase of investment in exchange for preferred stock	$2,605	$—
Noncash property, plant, and equipment obtained in exchange for term loan	$3,000	$—
Noncash right-of-use assets obtained in exchange for operating lease liabilities	$7,895	$—
Cancelled Issuance of Preferred Stock	$(2,605)	$—
Extinguishment of right-of use-asset and lease liability	$(313)	$—
See accompanying notes to consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1,916	$18,988	3,036	$1	$(5,728)	$161,715	$(133,221)	$41,755
Stock-based compensation	—	—	—	—	—	340	—	340
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	64	0.5	—	(16)	—	(16)
Equity issuance costs	—	—	—	—	—		—	—
Dividends to holders of preferred stock ($1.00 per share)	—	—	—	—	—	(1,916)	—	(1,916)
Proceeds from the sale of common stock, warrants, and exercise of over allotment options	—	—	65	0.5	—	3	—	4
Net income (loss)	—	—	—	—	—	—	25,132	25,132
Balance at December 31, 2023	1,916	$18,988	3,165	$2	$(5,728)	$160,126	$(108,089)	$65,299
Stock-based compensation	—	—	—	—	—	240	—	240
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	31	—	—	(22)	—	(22)
Shares issued for fractional shares in conjunction with reverse stock split	—	—	80	—	—	—	—	—
Issuance of Preferred Stock	250	2,605	—	—	—	—	—	2,605
Share purchased through the Stock Buyback Program	—	—	(74)	—	(279)		—	(279)
Cancelled Issuance of Preferred Stock	(250)	(2,605)	—	—	—	1,576	—	(1,029)
Dividends to holders of preferred stock ($1.00 per share)	—	—	—	—	—	(2,040)	—	(2,040)
Net income (loss)	—	—	—	—	—	—	(10,438)	(10,438)
Balance at December 31, 2024	1,916	$18,988	3,202	$2	$(6,007)	$159,880	$(118,527)	$54,336
*All share amounts reflect 1 for 5 reverse stock split effective June 14, 2024, retroactively
See accompanying notes to consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company
Star Equity Holdings, Inc. (“Star Equity”, or the “Company”) is a diversified holding company with two divisions: Building Solutions and Investments. We previously had a Healthcare division which was sold on May 4, 2023, as further described in Note 3. Discontinued Operations. Unless the context requires otherwise, in this report the terms “we,” “us,” and, “our” refer to Star Equity and our wholly owned subsidiaries.
Building Solutions
Our Building Solutions division operates in three businesses: (i) modular building manufacturing, (ii) structural wall panel and wood foundation manufacturing, including building supply retail operations, and (iii) glue-laminated timber products (“glulam”) manufacturing. The modular building manufacturing business services the northeast United States and is operated by KBS Builders, Inc. (“KBS”) in Maine. The structural wall panel and wood foundation manufacturing business is operated by EdgeBuilder, Inc. (“EdgeBuilder”), and the retail building supplies are sold through Glenbrook Building Supply, Inc. (“Glenbrook” and together with EdgeBuilder, “EBGL”). EBGL is based in and services the Greater Minneapolis metropolitan area. Timber Technologies Solutions, Inc. (“TT”), the glue-laminated timber products manufacturing business, was acquired in the second quarter of 2024 and is based in western Wisconsin, in proximity to the Minneapolis-Saint Paul area. KBS, EdgeBuilder, Glenbrook, and TT are wholly owned subsidiaries of Star Equity and are referred to collectively herein, and together with Star Construction Holdings, Inc. (“SCH”), as the “Building Solutions Subsidiaries.”
EBGL expanded its market share of the Greater Minneapolis area via the acquisition of all of the assets of Big Lake Lumber Inc. (“BLL”) in October 2023. Since that time, BLL’s operations have been integrated into and have become part of Glenbrook’s operations. See Note 16. Mergers and Acquisitions for further information regarding the BLL and the TT acquisitions.
Investments
Investments generates intercompany revenue from the lease of commercial properties and equipment through Star Real Estate Holdings. Our Investments division is an internally-focused unit. This entity was established to hold our corporate-owned real estate, which currently includes our manufacturing facilities that are leased to KBS and TT, as well as any minority investments we make in public and private companies. Star Equity Fund GP, LLC (“Star Equity Fund”), Star Investment Management, LLC (“Star Investment”), Star Equity Investment Holdings Inc. (“SEI”), Star Real Estate Holdings USA, Inc. (“SRE”), and the subsidiaries of SRE that are included in this division are referred to collectively herein as the “Investments Subsidiaries.”
We consider our Investments segment to be ancillary to our core business, and, as a result, we record gains, losses, and impairments on investments and real estate from the Investments segment as a component of other income (expense). We record depreciation of owned real estate used in our operations as a component of cost of revenues. In the fourth quarter of 2024, we reclassified the 2024 impairments of our cost method investment from selling, general and administrative expenses to other income (expense) to align with other gains and losses in our Investments Division.
Note 2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The consolidated financial statements are prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America and include our wholly owned subsidiaries financial statements. All intercompany accounts and transactions have been eliminated. The divestiture of our former Healthcare division is separately presented as discontinued operations in the Consolidated Statement of Operations for the years ended December 31, 2024 and December 31, 2023. Refer to Note 3. Discontinued Operations for additional information.
On June 12, 2024, we executed a one-for-five reverse stock split which became effective June 14, 2024. All of our historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these financial statements have been adjusted retroactively (see Note 18. Equity Transactions).
Certain amounts in the consolidated financial statements and accompanying Notes may not add due to rounding. All percentages have been calculated using unrounded amounts.

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements. Significant estimates and judgments include those related to revenue recognition, goodwill valuation, long term investments (including impairment and fair value considerations), business combination accounting, and income taxes. Actual results could materially differ from those estimates.
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
The Company has elected to use the practical expedient to exclude disclosures of unsatisfied remaining performance obligations for (i) contracts having an original expected length of one year or less or (ii) contracts for which the practical expedient has been applied to recognize revenue at the amount for which it has a right to invoice.
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
Building Solutions Revenue Recognition. Within the Building Solutions division, we service residential and commercial construction projects by manufacturing modular housing units and other products, supplying general contractors with building materials and providing glulam products to distributors and end users. KBS manufactures modular buildings for both single-family residential homes and larger, commercial building projects. EdgeBuilder manufactures structural wall panels, permanent wood foundation systems and other engineered wood products, and Glenbrook is a retail supplier of lumber and other building supplies. Retail sales at Glenbrook are recognized at the point of sale. TT manufactures glue-laminated timber products (“glulam”) for various end markets and applications, including agriculture, industrial, infrastructure, and building construction (commercial and residential). For bill and hold sales, we determine when the customer obtains control of the product on a case-by-case basis to determine the amount of revenue to recognize each period. Revenue is generally recognized at point in time upon delivery of product or over time by measuring progress towards completion. There are no contracts as of December 31, 2024 and 2023 that are subject to over time recognition.

Billings in excess of costs and estimated profit. We recognize billings in excess of costs and estimated profit on uncompleted contracts within current liabilities. Such amounts relate to fixed-price contracts recognized over time, and represents payments in advance of performing the related contract work. Billings in excess of costs and estimated profit on uncompleted contracts are not considered to be a significant financing component because they are generally used to meet working capital demands that can be higher in the early stages of a contract. Contract liabilities are reduced when the associated revenue from the contract is recognized, which is generally within one year. There is no liability associated with billings in excess of costs at December 31, 2024 or December 31, 2023.
Healthcare Revenue Recognition. We generated Healthcare service revenue and product and product-related sales revenue primarily from providing diagnostic services to our customers and from the sale of gamma cameras, accessories, and radiopharmaceuticals doses. Service revenues within our former Healthcare reportable segment, which is now recorded as part of discontinued operations, and, in 2023, covers the period through the date of sale of our Healthcare division as discussed in Note 3. Discontinued Operations, was derived from providing our customers with contract diagnostic services, which included use of our imaging systems, qualified personnel, radiopharmaceuticals, licensing, logistics and related items required to perform testing in their own offices. We billed customers either on a per-scan or fixed-payment methodology, depending upon the contract negotiated with the customer. We also rented cameras to customers for use in their healthcare operations. Rental revenues were structured as either a weekly or monthly payment arrangement, and were recognized in the month that rental assets were provided. Revenue related to provision of our services was recognized at the time services were performed. Revenue from product and product-related sales, which is recorded as part of discontinued operations, was derived primarily from the sale of gamma cameras, accessories, and radiopharmaceuticals doses.
Contract Costs. We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs mainly include the internal sales commissions; under the terms of these programs these are generally earned and the costs are recognized at the time the revenue is recognized. As of December 31, 2024 and 2023, there were no contract costs recognized.
Deferred Revenue. Deferred revenue represents customer deposits and advanced payments for contracts that are subject to point-in-time recognition. We have determined our contracts do not include a significant financing component.
Leases
Lessee Accounting
We determine if an arrangement is a lease at inception. Pursuant to the guidance in ASC 842, “Leases”, operating leases are included in operating lease right-of-use (“ROU”) assets, and operating lease liabilities in our Consolidated Balance Sheets. Finance leases are included in property and equipment and finance lease liabilities in our Consolidated Balance Sheets.
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
We elected to not separate lease and non-lease components of our operating leases. Additionally, we elected not to recognize ROU assets and leases liabilities that arise from short-term leases of twelve months or less.
Lessor Accounting
Prior to the sale of our Healthcare division in 2023, we were the lessors of certain equipment. We determined lease classification at the commencement date. Leases not classified as sales-type or direct financing leases were classified as operating leases. The primary accounting criteria used for lease classification are (a) review to determine if the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (b) review to determine if the lease grants the lessee a purchase option that the lessee is reasonably certain to exercise, (c) determine, using a seventy-five percent or more threshold, if the lease term is for a major part of the remaining economic life of the underlying asset (however, we did not use this classification criterion when the lease commencement date fell within the last 25 percent of the total economic life of the underlying asset) and (d) determine, using a ninety percent or more threshold, if the present value of the sum of the lease payments and any residual value guarantees equal or exceeds substantially all of the fair value of the underlying asset. We did not lease equipment of such a specialized nature that it was expected to have no alternative use to us at the end of the lease term.

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
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. We limit our exposure to credit loss by generally placing cash in high credit quality financial institutions. Cash balances are maintained primarily at major financial institutions in the United States and a portion of which exceed the regulatory limit of $250,000 insured by the Federal Deposit Insurance Corporation (“FDIC”). We have not experienced any credit losses associated with our cash balances. Additionally, we have established guidelines regarding diversification of our investments and their maturities, which are designed to maintain principal and maximize liquidity. As of December 31, 2024, we have $0.2 million of cash in excess of FDIC insured limits.
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
Periodically, we assess whether any changes in our interest or relationship with the entity affect our determination of whether the entity is a VIE and, if so, whether we are the primary beneficiary. We have not identified any VIEs for which we are the primary beneficiary as of December 31, 2024 or 2023.
Cash and Cash Equivalents
We consider all investments with a maturity of three months or less when acquired to be cash equivalents.
Equity Securities
As of December 31, 2024 and 2023, securities consist of investments in equity securities that are publicly traded. These equity securities are measured at fair value and changes in fair value are recognized in net income. During the year ended December 31, 2024, we recognized unrealized losses related to changes in fair value of $177 thousand in the Consolidated Statements of Operations. During the year ended December 31, 2023, we recorded unrealized gains related to changes in fair value of $85 thousand. Investments that are strategic in nature, with the intent to hold the investment over a several year period, are classified as long term investments.

Long Term Investments
As a part of the sale of Digirad Health, described further in Note 3. Discontinued Operations to the notes to our accompanying financial statements, we received common equity in Insignia TTG Parent LLC (“Catalyst Parent”), the parent entity of Catalyst MedTech LLC (“Catalyst”) formerly known as TTG Imaging Solutions, LLC. We have elected the measurement alternative under ASC 321 “Accounting for Investments in Equity Securities”. The measurement alternative election allows for equity securities that do not have readily determinable fair values to be recorded at cost, with adjustments for impairment and certain observable price changes reflected in earnings. Such securities are adjusted to fair value when an observable price change occurs or impairment is identified. Each reporting period, we perform a qualitative and quantitative assessment considering impairment indicators to evaluate whether the investment is impaired. Impairment indicators include, but are not limited to, significant deterioration in earnings performance, significant adverse changes in regulatory or economic environment and working capital deficiencies. If an investment is determined to be impaired, we include an impairment loss as a component of other income (expense) equal to the difference between the fair value of the investment and its carrying amount. During 2024 we recognized $4.6 million of an impairment loss on this investment as further discussed in Note 5. Supplementary Balance Sheet Information.
On August 9, 2024, we completed an investment in Enservco Corporation (“Enservco”) (“Investment in Enservco”), which consisted of Enservco Common Stock, Enservco Preferred Stock, and certain other options reflected in the Share Exchange Agreement, and the Enservco Note Receivable (See Note 5. Supplementary Balance Sheet Information). The Investment in Enservco is required to be accounted for using the equity method of accounting under ASC 323, “Equity Method Investments and Joint Ventures”, as we are deemed to have significant influence over Enservco based upon GAAP rules. Pursuant to the guidance in ASC 323, we elected the fair value option pursuant to ASC 825-10-15, wherein the financial instrument is initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date, with changes in the estimated fair value recognized as other income (expense) in the statement of operations. Enservco Common Stock is publicly traded, and the fair value is determined based on Enservco’s common stock close price as of the reporting date. The fair value of the Enservco Preferred Stock was based on the consideration of a number of objective and subjective factors, including third-party valuations and a company-specific economic outlook. To determine the fair value of the call option, the Company used the Black-Scholes option pricing model. The fair value of the Enservco Note was determined using a discounted cash flow model. Fair value assumptions are further described in Note 6, Fair Value Measurements. The Enservco Note was determined to be uncollectible as of December 31, 2024 and the value was reduced to zero. As described further in Note 5 Supplementary Balance Sheet Information, the value of the Enservco Note was fully collateralized and we called the collateral once it was determined that the note was in default.
Accounts Receivable
Accounts receivable consist principally of trade receivables from customers. These are recorded at the invoiced amount and are generally unsecured and due within 30 days. Trade receivables do not bear interest. We use an expected loss methodology. This methodology includes information about past events, current economic conditions and reasonable and supportable forecasts that impact the collectibility of the reported amounts of the receivables over their lifetime. Within the Current Expected Credit Losses (“CECL”) guidelines, we utilize a “probability of default” methodology to determine expected credit losses under the CECL model. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. Our “probability of default” methodology principally entails evaluating the collectability of our trade receivables and providing reserves for doubtful accounts based on our historical experience rate, known collectability issues and disputes, and our bad debt write-off history.
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

The following table summarizes the allowance for doubtful accounts from continuing operations as of and for the years ended December 31, 2024 and 2023 (in thousands):

Allowance for Doubtful Accounts(1)
Balance at December 31, 2022	$(270)
Provision adjustment	(145)
Write-offs and recoveries, net	224
Balance at December 31, 2023	(191)
Provision adjustment	(178)
Write-offs and recoveries, net	9
Balance at December 31, 2024	$(360)
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
Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. No impairment was recorded on long-lived assets to be held and used during the years ended December 31, 2024 and 2023.
Goodwill Valuation
We review goodwill for impairment on an annual basis during the fourth quarter, and when events or changes in circumstances indicate that a reduction in the carrying value may not be recoverable. We initially assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The analysis includes assessing the impact of changes in certain factors including: (1) changes in forecasted operating results and comparing actual results to projections, (2) changes in the industry or our competitive environment since the acquisition date, (3) changes in the overall economy, our market share and market interest rates since the acquisition date, (4) trends in the stock price and related market capitalization and enterprise values, (5) trends in peer companies’ total enterprise value metrics, and (6) additional factors such as management turnover, changes in regulation and changes in litigation matters. Upon review of the results of such assessment, we may begin performing impairment analysis by quantitatively comparing the fair value of the reporting unit to the carrying value of the reporting unit, including goodwill. An impairment charge for goodwill is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value and such loss should not exceed the total goodwill allocated to the reporting unit. We have recorded no goodwill impairments in 2024 and 2023.
Goodwill was derived from the acquisition of ATRM in 2019 and the acquisition of TT in 2024. See Note 7. Goodwill, for further information.
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
In connection with the acquisition of BLL during the fiscal year ended December 31, 2023, the Company recorded a bargain purchase gain of $1.2 million that was recorded as a component of other income on the Consolidated Statement of Operations. The bargain purchase gain amount represents the excess of the estimated fair value of the net assets and intangibles acquired over the estimated fair value of the consideration transferred. In accordance with ASC 805, we estimated the fair value of the net assets acquired as of the acquisition date.
We accounted for the acquisition of TT as a business combination and recorded the acquired assets of TT at fair value.
The incremental financial results of the TT acquisition and the BLL acquisition are included in the Company’s consolidated financial results from the respective acquisition date. See Note 16. Mergers and Acquisitions for further information.
Restricted Cash
We maintain certain cash amounts restricted as to withdrawal or use. As of December 31, 2024 and 2023, restricted cash was $1.6 million and $0.6 million comprised of cash held for letters of credit for our real estate leases, restricted cash held in connection with the TT acquisition (See Note 16. “Mergers and Acquisitions”) and certain minimum balance requirements on our banking arrangements.
Debt Issuance Costs
We incur debt issuance costs in connection with debt financings. Debt issuance costs for line of credit are presented in other assets and are amortized over the term of the revolving debt agreements using the straight-line method. Debt issuance costs for term debt are netted against the debt and are amortized over the term of the loan using the effective interest method. Amortization of debt issuance costs are included in interest expense. As of December 31, 2024 and 2023, we have no unamortized debt issuance costs.
Shipping and Handling Fees and Costs
We record all shipping and handling costs billed to customers as revenue earned for the goods provided. Shipping and handling costs related to continuing operations are included in cost of revenues and totaled $2.6 million and $1.1 million for the years ended December 31, 2024 and 2023.
Share-Based Compensation
We account for share-based awards exchanged for employee and board services in accordance with the authoritative guidance for share-based compensation. Under this guidance, share-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense, net of forfeitures, over the requisite service period.
Warranties
Within our Building Solutions division, KBS provides a limited assurance warranty on its residential homes that covers substantial defects in materials or workmanship for a period of 12 months after delivery to the owner. EBGL provides a limited warranty on the sale of its wood foundation products that covers leaks resulting from defects in workmanship for a period of twenty-five years. TT provides a limited warranty on glulam products for a period of fifty years. Estimated warranty costs are accrued in the period that the related revenue is recognized. See Note 5. Supplementary Balance Sheet Information, for further information.
Advertising Costs
Advertising costs are expensed as incurred. Total advertising costs related to continuing operations for the years ended December 31, 2024 and 2023 were $40 thousand and $85 thousand, respectively.
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

The following weighted-average outstanding common stock equivalents were not included in the calculation of diluted net income (loss) per share because their effect was antidilutive (in thousands):

	Year Ended December 31,
	2024	2023
Stock options	—	1
Stock warrants	2,373	2,373
Restricted stock units	4	—
Total	2,377	2,374
As of December 31, 2024, there were 1,370,460 warrants exercised and 12,567,040 warrants outstanding, which represents 2,372,954 shares of common stock equivalents, remained outstanding. See Note 18. Equity Transactions, for further information about warrants outstanding.
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
We record uncertain tax positions on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. We recognize interest and penalties related to unrecognized tax benefits within income tax expense, and any accrued interest and penalties would be included within the related tax liability. No such costs were recorded for the years ended December 31, 2024 and December 31, 2023.
Reclassifications
Certain items in the prior year financial statements were reclassified to conform with the current year presentation.
New Accounting Standards Recently Adopted and To Be Adopted
New Accounting Standards Adopted in 2024

Standard/Description	Effective Date	Effect on the Financial Statements
On January 1, 2024, we adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024.
Fiscal years beginning after December 15, 2023 with early adoption permitted.
We applied, among other things, disclosure of detailed information related to significant expenses of the entity’s reportable segments which is regularly provided to the chief operating decision maker.

Recently Issued Accounting Standards, Not Adopted as of December 31, 2024

Standard/Description	Effective Date	Effect on the Financial Statements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.	Fiscal years beginning after December 15, 2024 with early adoption permitted.
The new guidance requires, among other things, greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. We will apply ASU 2023-09 on January 1, 2025. It affects financial statement disclosure only and its adoption will not affect our results of operations or financial position.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.”	Fiscal years beginning after December 15, 2024, with early adoption permitted.	The new guidance requires entities to disaggregate income statement expenses to provide users of financial statements with more detailed information about the nature and amount of expenses incurred. It affects financial statement disclosure only and its adoption will not affect our results of operations or financial position.
Note 3. Discontinued Operations
On May 4, 2023, we entered into a Stock Purchase and Contribution Agreement (the “Digirad Purchase Agreement”), by and among the Company, Digirad Health Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Digirad Health”), Catalyst, and Catalyst Parent. Pursuant to the Digirad Purchase Agreement, (i) Catalyst purchased 85% of the issued and outstanding shares of Digirad Health, on the terms and subject to the conditions set forth therein and (ii) the Company contributed to Catalyst Parent 15% of the issued and outstanding shares of stock of Digirad Health (the “Contributed Shares”) in exchange for New Units (as defined in the Digirad Purchase Agreement) of Catalyst Parent (the “Transaction”). The total aggregate consideration payable to the Company for the Transaction was $40 million, comprised of $19.7 million ($27 million less payoff of debt to Webster Bank (see Note 8. Debt) and transaction costs) in cash, a $7 million promissory note (see Note 5. Supplementary Balance Sheet Information), and $6 million of New Units in Catalyst Parent (see Note 5. Supplementary Balance Sheet Information). The Company completed the sale of Digirad Health simultaneously with entering into the Digirad Purchase Agreement. .
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

The following table presents financial results of our Healthcare division for the twelve months ended December 31, 2023 (in thousands):

Twelve Months Ended December 31,
2023
Total revenues	$17,962
Total cost of revenues	12,408
Gross profit	5,554

Operating expenses:
Selling, general and administrative	3,314
Amortization of intangible assets	—
(Gain) loss on disposal of discontinued operations	(26,680)
Total operating expenses	(23,366)

Income (loss) from discontinued operations	28,920

Other (expense) income, net	(1,015)
Interest expense, net	(173)
Income (loss) from discontinued operations before income taxes	27,732
Income tax benefit (provision)	(693)
Income (loss) from discontinued operations	$27,039

The following table presents presents the significant operating, investing and financing activities from discontinued operations for the twelve months ended December 31, 2023 (in thousands):

Twelve Months Ended December 31,
2023
Operating activities
Net income (loss) from discontinued operations	$27,039
Depreciation	332
Non-cash lease expense	273
Write-off of borrowing costs	16
(Gain) loss on disposal of discontinued operations	(26,680)
Share-based compensation	1
(Gain )Loss on disposal of assets	135
Provision for bad debt	17
Deferred income taxes	295
Accounts receivable	1,333
Inventory	(681)
Other assets	654
Accounts payable	994
Accrued compensation	(580)
Deferred revenue	(101)
Operating lease liabilities	(283)
Other liabilities	(1,730)
Net cash provided by (used in) operating activities	1,034
Net cash provided by (used in) investing activities	—
Net cash provided by (used in) financing activities	347
Net increase (decrease) in cash and cash equivalents and restricted cash	$1,381
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
Note 4. Revenue
Disaggregation of Revenue
The following table presents our continuing revenues disaggregated by major source for the years ended December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Building Solutions	Total
Major Goods/Service Lines
Building Solutions Revenue from Contracts with Customers	$53,359	$53,359
Total Revenues	$53,359	$53,359

Timing of Revenue Recognition
Services and goods transferred at a point in time	$53,359	$53,359
Total Revenues	$53,359	$53,359

	December 31, 2023
	Building Solutions	Total
Major Goods/Service Lines
Building Solutions revenue from Contracts with Customers	$45,785	$45,785
Total Revenues	$45,785	$45,785

Timing of Revenue Recognition
Services and goods transferred at a point in time	$45,785	$45,785
Total Revenues	$45,785	$45,785
Deferred Revenue
Changes in the deferred revenues for the year ended December 31, 2024 and 2023, is as follows (in thousands):

Balance at December 31, 2022	$1,673
Revenue recognized that was included in balance at beginning of the year	(1,604)
Deferred revenue, net, related to contracts entered into during the year	1,308
Balance at December 31, 2023	1,377
Revenue recognized that was included in balance at beginning of the year	(1,314)
Deferred revenue, net, related to contracts entered into during the year	2,460
Balance at December 31, 2024	$2,523
Note 5. Supplementary Balance Sheet Information
The following tables show the Consolidated Balance Sheet details as of December 31, 2024 and 2023 (in thousands):
Inventories

	December 31, 2024	December 31, 2023
Inventories:
Raw materials	$2,644	$1,394
Work-in-process	735	410
Finished goods	2,018	1,616
Total inventories	5,397	3,420
Less reserve for excess and obsolete inventories	—	—
Total inventories, net	$5,397	$3,420
Property and Equipment, net

	December 31, 2024	December 31, 2023
Property and equipment, net:
Land	$795	$1,353
Buildings and leasehold improvements	5,573	5,123
Machinery and equipment	6,540	3,511
Gross property and equipment	12,908	9,987
Accumulated depreciation	(2,701)	(2,159)
Total property and equipment, net	$10,207	$7,828
As of December 31, 2024, we held non-operating land and building in Oxford, Maine for investments which had a carrying value of $0.9 million and was included within property and equipment on the Consolidated Balance Sheets.
Depreciation expense for the years ended December 31, 2024 and 2023 was $1.1 million and 0.6 million, respectively.

Warranty Reserves
Within our Building Solutions division, KBS provides a limited assurance warranty on its residential homes that covers substantial defects in materials or workmanship for a period of 12 months after delivery to the owner. EBGL provides a limited warranty on the sale of its wood foundation products that covers leaks resulting from defects in workmanship for a period of twenty-five years. TT provides a fifty-year limited warranty to the original buyer of its products, qualified by the original buyer’s obligation to ensure that the products are properly handled, stored, and installed. Estimated future warranty costs are accrued and charged to cost of goods sold in the period that the related revenue is recognized. Warranty reserves and related activity were minimal as of and for the periods ended December 31, 2024 and December 31, 2023.
Intangible Assets

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with finite useful lives:
Customer relationships	$21,040	$(7,686)	$13,354
Backlog	290	(181)	109
Trademarks	7,510	(2,043)	5,467
Total intangible assets, net	$28,840	$(9,910)	$18,930

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangible assets with finite useful lives:
Customer relationships	$14,400	$(5,831)	$8,569
Trademarks	5,540	(1,591)	3,949
Total intangible assets, net	$19,940	$(7,422)	$12,518
Amortization expense for intangible assets, net for the years ended December 31, 2024 and 2023 was $2.5 million and $1.7 million, respectively.
Estimated amortization expense for intangible assets for year ended December 31, 2025 is $2.7 million, for each year ended December 31, 2026 through December 31, 2028 is $2.6 million, for the year end December 31, 2029 is $2.2 million and thereafter is $6.2 million.
Notes Receivable
Notes receivable consists of the following principal and interest balances as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
	Principal and interest	Principal and interest
Catalyst Note	$8,206	$7,459
MDOS Note	894	1,191
KBS Customer Note	111	176
Total note receivable	$9,211	$8,826
Less current portion	$(335)	$(399)
Note receivable, net of current portion	$8,876	$8,427

As a part of the sale of Digirad Health, described further in Note 3. Discontinued Operations, a $7 million promissory note (the “Catalyst Note”) was entered into which represents an unsecured note receivable on our balance sheet. The note has a maturity date of May 3, 2029 with payment-in-kind (non-cash) interest on the outstanding principal balance hereof to accrue at the Interest Rate. The Interest Rate is defined as (i) during the period from the date of issuance of the note through the third anniversary of the date of issuance of the note, a per annum rate equal to the sum of (x) 5.0% per annum plus (y) the greater of 5.0% per annum and the weighted-average term SOFR-based interest rate of outstanding loans under the Senior Loan Agreement (as defined in the Digirad Purchase Agreement) during such period, and (ii) during the period following the third anniversary of the date of issuance of the note, a per annum rate equal to the sum of (x) 5.0% per annum plus (y) the greater of 7.0% per annum and the weighted-average term SOFR-based interest rate of outstanding loans under the Senior Loan Agreement during such period.
In 2021, we completed the sale of MD Office Solutions in exchange for a secured promissory note (the “MDOS Note”). The original principal amount of the MDOS Note was $1.4 million and in December 2022 the principal was modified to $1.5 million. The MDOS Note, the principal of which is approximately $0.9 million at December 31, 2024, is included in “Notes receivable, current portion” and “Notes receivable” in our Consolidated Balance Sheets at December 31, 2024 for $0.2 million and $0.7 million, respectively. The MDOS Note requires quarterly installments of $74 thousand and incurs interest at a fixed rate of 5.0% through maturity in 2028.
In 2023, KBS issued a promissory note to a customer, incurring 12% interest per annum (the “KBS Customer Note”). The KBS Customer Note is included in “Notes receivable, current portion” in the Consolidated Balance Sheets at December 31, 2024.
The balance of the Notes Receivable outstanding include any unpaid accrued interest. Interest Income recognized on Notes Receivable for the periods ended December 31, 2024 and December 31, 2023 totaled $0.7 million and $0.5 million, respectively.
The Company evaluates its notes receivable portfolio under the Current Expected Credit Loss (“CECL”) model and determined that there was no material allowance for credit losses required as of December 31, 2024
Long Term Investments
Below are the components of our Long Term Investments as of December 31, 2024 and December 31, 2023 (in thousands):

	Method of Accounting	December 31, 2024	December 31, 2023
Investment in Catalyst, carried at cost	Cost Method	$1,385	$6,000
Investment in Enservco-Common Stock	Equity Method	496	—
Investment in Enservco-Preferred Stock	Equity Method	191	—
Investment in Enservco-Call Option	Equity Method	68	—
Total		$2,140	$6,000
Investment in Catalyst
As a part of the sale of Digirad Health, we received $6.0 million in the common equity of Catalyst Parent, which is held in our Investments Segment. We have elected the measurement alternative under ASC 321, Investments-Equity Securities. The measurement alternative election allows for equity securities that do not have readily determinable fair values to be recorded at cost, with adjustments for impairment and certain observable price changes reflected in earnings. Such securities are adjusted to fair value when an observable price change occurs or impairment is identified. As of December 31, 2024, we have recorded a total impairment to the Investment in Catalyst of $4.6 million. We recorded the impairment as we considered the financial performance of Catalyst relative to the average earnings from comparable companies. This impairment is recorded as a part of other income (expense) on the Consolidated Statement of Operations.
Investment in Enservco
On August 9, 2024, we completed an investment in Enservco pursuant to the Share Exchange Agreement in which we agreed to issue 250,000 shares of 10% Series A Cumulative Perpetual Preferred Stock (“STRRP”) representing $2.6 million of value, to Enservco, in exchange for 9,023,035 Enservco Common Shares, representing 19.9% of the equity interests of Enservco, and 3,476,965 Enservco Preferred Shares and certain options included in the Share Exchange Agreement. Enservco also agreed to appoint one Company representative to the Enservco board of directors. We also issued a $1 million Note to Enservco to facilitate Enservco’s acquisition of Buckshot Trucking, LLC. The Note is collateralized by the STRRP shares issued to Enservco.

Under the Share Exchange Agreement, we have additional purchase rights (a “call option”), but not obligations, including the 12-month option to participate in any financings to maintain the pro-rata ownership interest in Enservco.and the 12-month option to exchange another $2.5 million of STRRP for additional shares of Enservco common stock.
As discussed above, we entered into a $1 million promissory note (the “Enservco Note”) which was secured by 250,000 shares of our Cumulative Perpetual Preferred Stock, par value $.0001 per share, pursuant to the terms of a pledge agreement. The Enservco Note bore interest at a rate of 20% per annum, accruing from the Issuance Date. The Principal Amount of the Enservco Note, together with all accrued but unpaid interest, was due and payable in full three months from the Issuance Date, unless extended in one month increments by mutual agreement between us and Enservco (the “Maturity Date”). The Maturity Date was to be automatically extended to four months from the Issuance Date in the event Enservco repaid a minimum of $600,000 of the Principal Amount by the third month from the Issuance Date and the Maturity Date would be automatically extended to the fifth month from the Issuance Date in the event Enservco repaid a minimum of $800,000 before four months from the Issuance Date. There were no penalties for prepayment of the Enservco Note. We determined the fair value of the Enservco Note using a discounted cash flow model. The discount rate used in the cash flow model was 15.36% and is a Level 3 fair value input, as it is unobservable. After discussions related to repayment stalled and a delay in filing of Enservco’s September 30, 2024 financial statements, in December 2024 we issued a demand for full repayment of the Enservco Note. As the Enservco note went into default we called the 250,000 shares of our Cumulative Perpetual Preferred Stock which had served as collateral for the Enservco Note. As of December 31, 2024, in connection with the collateral call, we had cancelled the issuance of outstanding shares of Cumulative Perpetual Preferred Stock and extinguished the Enservco Note, as it was determined it is no longer collectible. The value of the collateral returned was in excess of the value of the Enservco note and no gain or loss was recorded upon extinguishment.
The Investment in Enservco represents an investment in a voting interest entity (“VOE”). Under the voting interest model, for legal entities other than partnerships, the usual condition for control is ownership, directly or indirectly, of more than 50 percent of the outstanding voting shares over an entity. The Company does not have ownership of more than 50 percent of the outstanding voting shares of Enservco. As a result, the results of operations and financial position of Enservco are not included in our consolidated financial statements.
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
Our initial valuation of the Investment in Enservco for the common and preferred shares was based upon the market price at the transaction date. The fair value of the preferred shares on a per-unit basis was determined to approximate the fair value of the common shares after consideration of the features and benefits of the preferred shares. In forming this determination, we considered a number of reasonable objective and subjective factors, including third-party valuations and company specific economic outlook. To determine the fair value of the call option, the Company used the Black-Scholes option pricing model taking the stock price of $0.17 at the date of acquisition and $0.06 at December 31, 2024, a twelve-month risk-free yield of 4% and a volatility of 134% observed in Enservco’s historical common stock price history. The preferred shares and the call option are included in the Level 3 of the fair value hierarchy.
Because we elected the fair value option to account for our equity method Investment in Enservco, we determined the fair value of the Common Stock using the closing price of Enservco’s common shares as of the end of the period, which is a Level 1 fair value input. The market value of our Common Stock Investment in Enservco at December 31, 2024, based on quoted market prices, was $496 thousand.
We hold the Investment in Enservco in the Investments Segment. As of December 31, 2024, we owned 9,024,035 shares of Common Stock and 3,476,965 shares of Mandatorily Convertible Preferred Stock, representing approximately 22% of the total outstanding Enservco Common Stock assuming all preferred stock was converted. At December 31, 2024, the total fair value of the Investment in Enservco was approximately $755 thousand. The unrealized loss in our consolidated statements of income related to our Investment in Enservco was $1.9 million for the year ended December 31, 2024.
See Note 6. “Financial Instruments” for further discussion of the fair value hierarchy disclosures.

Accrued Liabilities

	December 31, 2024	December 31, 2023
Accrued liabilities:
Escrow funds	$1,000	$—
Sales and property taxes payable	263	398
Outside services and consulting	328	—
Other accrued liabilities	231	387
Earnout Provision	152	552
Taxes Payable related to Digirad Sale	—	169
Total accrued liabilities	$1,974	$1,506
Note 6. Fair Value Measurements
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
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy our assets and liabilities that were recorded at fair value as of December 31, 2024 and 2023 (in thousands):
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets (liabilities):
Equity securities	$3,368	$—	$—	$3,368
Lumber derivative contracts	(7)	—	—	(7)
Investment in Enservco	496		259	755
BLL acquisition related earn-out	—	—	(152)	(152)
Total	$3,857	$—	$107	$3,964

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets (liabilities):
Equity securities	$4,838	$—	$—	$4,838
Lumber derivative contracts	19	—	—	19
BLL acquisition related earn-out	—	—	(169)	(169)
Total	$4,857	$—	$(169)	$4,688
The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on December 31, 2024 and 2023, respectively. During the years ended December 31, 2024, and 2023, we recorded an unrealized loss of $177 thousand and and unrealized gain of $85 thousand, respectively, in the Consolidated Statements of Operations.

The table below presents reconciliation for all Level 3 assets for the year ended December 31, 2024. See Note 5. Supplementary Balance sheet Information for the discussion of inputs to Level 3 assets.

Level 3 Rollforward	Enservco Preferred stock	Enservco Call Option	Enservco Note	Total
Beginning Balance	$—	$—	$—	$—
Purchases	696	656	1,000	2,352
Accrued Interest	—	—	28	28
Note Writeoff	—	—	(1,028)	(1,028)
Unrealized gain (loss)	(505)	(588)	—	(1,093)
Ending Balance	$191	$68	$—	$259
The tables below present reconciliations for all Level 3 liabilities for the years ended December 31, 2024 and December 31, 2023, respectively. The Level 3 liabilities consist of the Big Lake Lumber (“BLL”) earnout liability the inputs to which are discussed in Note 16. Mergers and Acquisitions.

Level 3 Rollforward	Twelve Months Ended December 31, 2024
Beginning Balance	$169
Change in fair value of earn-out	212
Payments of earn-out	(229)
Ending Balance	$152

Level 3 Rollforward	Twelve Months Ended December 31, 2023
Beginning Balance	$—
Recognition of earn out	169
Ending Balance	$169
We enter into lumber derivative contracts in order to protect our gross profit margins from fluctuations caused by volatility in lumber prices. We recorded a total net realized and unrealized gain of $71 thousand for the twelve months ended December 31, 2024 and a total net realized and unrealized loss for the twelve months ended December 31, 2023 of $53 thousand, within cost of revenues in our Consolidated Statements of Operations. As of December 31, 2024, we had a net long (buying) position of 467,500 board feet under seventeen lumber derivatives contracts. As of December 31, 2023, we had a net long (buying) position of 605,000 board feet under twenty-two lumber derivatives contracts.
Note 7. Goodwill
Goodwill has historically been derived from the acquisition of ATRM in 2019. In 2024, goodwill increased due to the acquisition of TT. KBS, EBGL and TT carry goodwill balances of $0.5 million, $4.0 million and $4.0 million, respectively.
The carrying amount of goodwill for the years ended December 31, 2024 and 2023, by reportable segment, changed as follows (in thousands):

	Building Solutions	Total
Balance at December 31, 2023	$4,438	$4,438
Recognition of Goodwill as part of TT acquisition	4,015	4,015
Balance at December 31, 2024	$8,453	$8,453
Based on the annual assessment performed as of December 31, 2024, the Company concluded it was more likely than not that the estimated fair value of our reporting units exceeded their carrying value, and therefore, determined it was not necessary to perform a quantitative goodwill impairment test. None of the goodwill is expected to be deductible for tax purposes.

Note 8. Debt
A summary of debt as of December 31, 2024 and 2023 is as follows (dollars in thousands):

	December 31, 2024		December 31, 2023
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - Premier EBGL	$2,156	8.75%	$2,019	9.25%
Revolving Credit Facility - KeyBank KBS	—	—%	—	—%
Total Short-Term Revolving Credit Facilities	$2,156	8.75%	$2,019	9.25%
Bridgewater - TT Term Loan	$1,400	7.85%	$—	—%
Term Loan Secured by Mortgage	355	7.50%	—	—%
Total Short-Term debt	$3,911	8.30%	$2,019	9.25%

Bridgewater - TT Term Loan, net of current portion	$4,780	7.85%	$—	—%
Term Loan Secured by Mortgage, net of current portion	2,625	7.50%	—	—%
Long-Term Debt, net of current portion	$7,405	7.73%	$—	—%

Total Debt	$11,316	7.93%	$2,019	9.25%
Premier Facility
On August 16, 2023, EdgeBuilder and Glenbrook (the “EBGL Borrowers”) entered into a Revolving Credit Loan Agreement with Premier Bank (“Premier”) providing the EBGL Borrowers with a working capital line of credit of up to $4 million, which agreement was subsequently replaced and increased to $6 million on December 5, 2023 (the “Premier Loan Agreement”). Availability under the Premier Loan Agreement is based on a formula tied to the EBGL Borrowers’ eligible accounts receivable, inventory and equipment. Borrowings under the Premier Loan Agreement bear interest at the prime rate plus 0.75% (and a minimum interest rate of 6.75%), with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. At December 31, 2024 the rate was 8.25%. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement expired on December 5, 2024 but may be extended from time to time at the request of the EBGL Borrowers, subject to approval by Premier. The term of the Premier Loan Agreement has been extended to December 5, 2025. The EBGL Borrowers’ obligations under the Premier Loan Agreement are guaranteed by the Company and secured by all of their inventory, equipment, accounts and other intangibles. As of December 31, 2024, availability under the Premier Loan Agreement was approximately $1.8 million.
Financial covenants associated with the Premier Loan Agreement require that the EBGL Borrowers maintain (a) a debt service coverage ratio for any calendar year of less than 1.25; (b) a debt-to-equity ratio at the end of each calendar year in excess of 1.65; (c) a fixed charge coverage ratio at the end of each calendar year of less than 1.10; (d) working capital of at least $2 million; and (e) a current ratio of at least 1.50. As of December 31, 2024, the EBGL Borrowers were in compliance with the Premier Loan Agreement covenants.
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

In the fourth quarter of 2024, KeyBank modified the covenants such that KBS (i) have EBITDA of no less than $300 thousand for the three months ended December 31, 2024, and no less than $600 thousand for the six month ended March 31, 2025 (the “EBITDA covenant”); (ii) maintain a ratio of its Operating Cash Flow to its Total Fixed Charges of at least 1.25 to 1.0 measured quarterly for the preceding twelve month period, commencing with the fiscal quarter ending June 30, 2025, and for each subsequent fiscal quarter thereafter (The FCCR Covenant”). As of September 30, 2024, KBS was not in compliance with the then existing FCCR covenant and had obtained a waiver of compliance as of the filing date.
As of December 31, 2024, KBS was in compliance with the EBITDA covenant. The balance outstanding under the line was $0 at December 31, 2024.
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
In connection with the purchase of the Owned Real Property, on June 28, 2024, 106 Bremer issued a Promissory Note in the principal amount of $3.0 million (the “TT Property Note”) secured by a Mortgage (the “TT Property Mortgage”) on the Owned Real Property to Timber Properties. All borrowings under the TT Property Note bear interest at 7.50%. Interest is payable quarterly and the outstanding principal balance is payable on June 29, 2034.
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
In connection with the Bridgewater Loan agreement, an amount of $1.0 million was required to be deposited with Bridgewater and be under the sole dominion and control of Bridgewater, and the Company shall not have any control over the use of, or any right to withdraw any amount of the restricted deposit. In the event that the Company maintains compliance with all of the financial covenants set forth in the Bridgewater Loan Agreement for four consecutive measurement dates, Bridgewater shall release a portion of the deposit. The $1.0 million deposit is recorded in Other Assets in the Consolidated Balance Sheets.
Financial covenants require that TT maintain (i) a ratio of Cash Flow to Total Fixed Charges of not less than 1.30 to 1.00 as measured on each applicable Measurement Date on a trailing twelve (12) month basis; the first Measurement Date is September 30, 2024; (ii) maintain a ratio of Senior Funded Debt to trailing twelve (12) month Adjusted EBITDA not to exceed 3.00 to 1.00 as measured on each applicable Measurement Date for a Measurement Period; the first Measurement Date is June 30, 2025; (iii) maintain a ratio of Total Funded Debt to trailing twelve (12) month adjusted EBITDA not to exceed 4.00 to 1.00 as measured on each applicable Measurement Date for a Measurement Period; the first Measurement Date is June 30, 2025. TT was not in compliance with the Cash Flow to Total Fixed Charges covenant as of December 31, 2024. TT obtained a waiver from Bridgewater at December 31, 2024.
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
Note 10. Leases
Lessee
We have operating and finance leases for corporate offices and operating locations, vehicles, and certain equipment. Our leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases and some of which include options to terminate the leases within 1 year. Operating leases and finance leases are included separately in the Consolidated Balance Sheets.
We entered into several Sale Leaseback Transactions during 2024 (the “Sale Leasebacks”).
On July 16, 2024 we sold our facility at 300 Park Street, South Paris, Maine (the “Maine Premises”), together with any fixtures and other items of real property, to MAG Capital Partners Acquisition LLC (“300 Park Buyer”). The total net consideration, after closing costs, related to the 300 Park Sale Leaseback Agreement was $4.5 million in cash, net of closing costs, withholding taxes and security deposits, which was paid at the closing. Simultaneously we entered into a commercial single-tenant triple net lease (the “300 Park Lease Agreement”) with 300 Park Buyer, pursuant to which KBS leased back from 300 Park Buyer the Maine Property for a 20 year term, unless earlier terminated or extended for 2 renewal terms of 10 years each in accordance with the terms of the 300 Park Lease Agreement. The 300 Park Lease agreement contains certain provisions that provide the 300 Park Buyer with the right of first negotiation on future expansion, development or sale leaseback opportunities and the right of first negotiation if we wish to sell any KBS assets, stock, membership interest or other equity interest on the property. The 300 Park Lease also provides us with right of first negotiation in the event of a proposed sale of the Maine Premises. In connection with the 300 Park Lease, we paid an $879 thousand security deposit which will be repaid to us upon meeting certain EBITDA thresholds. We recognized a gain on the sale of the Maine Premises in the third quarter of 2024 of approximately $3.6 million.

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
In December 2024, we closed on each of (i) that certain purchase and sale agreement with LTI8000 LLC for the sale of real property located at 1607 Pine Street, Prescott, Wisconsin (the “Prescott Premises”) for a purchase price of $2.1 million and (ii) that certain purchase and sale agreement with DWG Capital Partners, LLC (“DWG”) for the sale of the Prescott Premises to DWG for a sale price of $2.6 million (collectively, the “Prescott Purchase Agreements”). The total net consideration related to the Prescott Purchase Agreements was $25 thousand net of closing costs, withholding taxes and security deposits, which was paid at the closing. This represents the purchase and immediate sale of the Prescott Premises.
Simultaneous with the consummation of the Prescott Purchase Agreements, Edgebuilder entered into a commercial single-tenant triple net lease (the “Lease Agreement”) with Pine St. Industrial Partners, LLC (“PineStreet Partners”) and TenNine Holdings, Inc., each affiliates of DWG and together collectively the “Buyers”, pursuant to which Edgebuilder will lease back from the Buyers the Prescott Premises for a 20 year term commencing upon the execution of the Lease Agreement, unless earlier terminated pursuant to the Lease Agreement. The term of the lease is subject to extension for up to two additional ten-year renewal periods in accordance with the terms of the Lease Agreement. Pursuant to the terms of the Lease Agreement, the Company will be responsible for an initial monthly base rent of $19,067, subject to annual increases ranging from 2.50% to 3.00%. The Company is also responsible for all monthly expenses related to the Prescott Premises, including insurance premiums, taxes, utilities, and other expenses. A security deposit of $281,088 is held by the Buyers. The security deposit may be reduced downward based on certain performance conditions.
We recognized a lease incentive of $305 thousand on the sale of the Prescott Premises as the excess of the sale price over the fair value is deemed to be an inducement granted by DWG to us in order for us to agree to the terms of the Lease Agreement and is not deemed as additional financing.
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
The components of lease expense for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	December 31, 2024	December 31, 2023
Operating lease cost	$947	$465

Finance lease cost:
Amortization of finance lease assets	$71	$59
Interest on finance lease liabilities	4	11
Total finance lease cost	$75	$70

Supplemental cash flow information related to leases from continuing operations were as follows (in thousands):

	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$848	$386
Operating cash flows from finance leases	$4	$11
Financing cash flows from finance leases	$46	$98

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,895	$—
Finance leases	$—	$—
Supplemental balance sheet information related to leases as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024	December 31, 2023
Weighted-Average Remaining Lease Term (in years)
Operating leases	17.2	4.3
Finance leases	2.3	2.2

Weighted-Average Discount Rate
Operating leases	12.90%	5.46%
Finance leases	5.80%	5.86%
We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of December 31, 2024 were as follows (in thousands):

	Operating Leases	Finance Leases
2025	$1,289	$26
2026	1,270	16
2027	1,144	1
2028	1,173	—
2029	1,204	—
2030 and thereafter	18,142	—
Total future minimum lease payments	24,222	43
Less amounts representing interest	15,498	2
Present value of lease obligations	$8,724	$41
Lessor
Prior to the sale of our Healthcare division, we generated lease income in the Healthcare segment from equipment rentals to customers. Rental contracts were structured as either a weekly or monthly payment arrangement and were accounted for as operating leases. Revenues were recognized on a straight-line basis over the term of the rental.

Note 11. Share-Based Compensation
At December 31, 2024, we had three active equity incentive plans, the 2011 Inducement Stock Incentive Plan (the “2011 Plan”) the 2018 Incentive Plan (the “2018 Plan”) and the 2022 Inducement Stock Incentive Plan (the “2022 Plan” and together with the 2011 Plan and 2018 Plan, the “Plans”), under which stock options, restricted stock units, and other stock-based awards may be granted to employees and non-employees, including members of our board of directors. The terms of any equity instruments granted under the Plans are approved by our board of directors. Stock options typically vest over the requisite service period of one to four years and have a contractual term of seven to ten years. Restricted stock units generally vest over one to three years. Under the Plans, we are authorized to issue an aggregate of 1,450,000 shares of common stock. As of December 31, 2024, the Plans had 143,670 shares available for future issuance. The number of shares reserved for issuance under the 2018 Plan is subject to increase by (i) the number of shares of common stock that remained available for grant under the 2014 Equity Incentive Award Plan (the “2014 Plan”) as of the effective date of the 2018 Plan, plus (ii) any shares of common stock under the 2014 Plan that are forfeited, expire, or are canceled. As of December 31, 2024, the number of shares provided for issuance under the 2018 Plan due to unissued, forfeited, expired, and canceled shares under the 2014 Plan was 13,594 shares.
Stock Options
The estimated fair value of our stock options is determined using the Black-Scholes model. All stock options were granted with an exercise price equal to the fair value of the common stock on the grant date. There were no employee stock options granted during the years ended December 31, 2024 and 2023.
At December 31, 2024, there is no unrecognized compensation cost related to unvested stock options.
Upon exercise, we issue new shares of common stock. There were no stock option exercises during the years ended December 31, 2024 and 2023, respectively. Stock options outstanding as of December 31. 2023 expired as of December 31, 2024.
Under the guidance for share-based payments, the fair value of our restricted stock units is based on the grant date fair value of our common stock. All restricted stock units were granted with no purchase price. Vesting of the restricted stock units is subject to service conditions, as well as the attainment of additional performance objectives for certain of the awards. The weighted-average grant date fair value of the restricted stock units was $4.13 per share during the year ended December 31, 2024.
A summary of our restricted stock unit activity as of and for the year ended December 31, 2024 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested restricted stock units outstanding at December 31, 2023	68	$6.04
Granted	44	$4.13
Forfeited	(1)	$6.90
Vested	(35)	$6.56
Non-vested restricted stock units outstanding at December 31, 2024	76	$4.68
The following table summarizes information about restricted stock units that vested during the years ended December 31, 2024 and 2023 based on service conditions (in thousands):

	Year Ended December 31,
	2024	2023
Fair value on vesting date of vested restricted stock units	$511	$295
At December 31, 2024, total unrecognized compensation cost related to non-vested restricted stock units was $0.2 million, which is expected to be recognized over a weighted-average period of 1.7 years.

Allocation of Share-Based Compensation Expense
Total share-based compensation expense related to all of our share-based units for the years ended December 31, 2024 and 2023 was allocated as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cost of revenues	$—	$—
Selling, general and administrative	240	340
Total share-based compensation expense	$240	$340
Note 12. Income Taxes
Significant components of the provision for income taxes from continuing operations for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Current provision:
Federal	$—	$—
State	247	—
Total current provision	247	—
Deferred provision:
Federal	10	(312)
State	6	(302)
Total deferred (benefit) provision	16	(614)
Total income tax (benefit) provision	$263	$(614)
Differences between the provision for income taxes and income taxes at the statutory federal income tax rate for continuing operations are for the years ended December 31, 2024 and 2023 as follows:

	Year Ended December 31,
	2024	2023
Income tax expense at statutory federal rate	21.0%	21.0%
State income tax expense, net of federal benefit	7.3%	7.3%
Permanent differences and other	(0.3)%	0.6%
Revaluation of deferred taxes due to change in effective state tax rates	(4.6)%	(10.2)%
Expiration of net operating loss and tax credit carryovers	(0.5)%	—%
Change in valuation allowance	(25.6)%	6.2%
Provision for income taxes	(2.7)%	24.9%

Our net deferred tax assets (liabilities) as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carry forwards	$10,526	$10,746
Tax credits	72	74
Reserves	114	66
Accrued Expenses	295	247
Operating lease liabilities	2,520	299
Impairments	1,287	—
Other, net	911	192
Total deferred tax assets	15,724	11,624
Deferred tax liabilities:
Fixed assets and other	(396)	(345)
Right of use assets	(2,481)	(418)
Intangibles	(2,382)	(2,898)
Total deferred tax liabilities	(5,260)	(3,661)
Valuation allowance for deferred tax assets	(10,799)	(8,281)
Net deferred tax liabilities	$(334)	$(318)
The Company recognizes federal and state deferred tax assets or liabilities based on the Company’s estimate of future tax effects attributable to temporary differences and carryovers. The Company records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. As of December 31, 2024, as a result of a three-year cumulative loss in continuing operations and recent events, we concluded that a valuation allowance was necessary to offset deferred tax assets. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. The Company’s valuation allowance balance at December 31, 2024 is $10.8 million, offsetting the Company’s deferred tax assets. The valuation allowance increased by $2.5 million and decreased by $7.6 million for the years ended December 31, 2024 and 2023, respectively. The Company will continue to evaluate its deferred tax balances to determine any assets that are more likely than not to be realized.
As of December 31, 2024, we had federal and state income tax net operating loss carryforwards of $44.6 million and $17.6 million, respectively. Federal and certain state net operating losses of $7.6 million and $1.4 million, respectively, generated after 2017 carry forward without expiration. The remaining federal and state loss carryforwards will expire in 2025 through 2044 unless previously utilized. State loss carryforwards of approximately $0.8 million expired in 2024. Pursuant to Internal Revenue Code (“Code”) Sections 382 and 383, use of our net operating loss and credit carryforwards may be limited because of a cumulative change in ownership greater than 50%. The Company experienced an ownership change under Code Section 382 in January 2022 which will restrict the Company’s ability to fully utilize its net operating losses. In addition, the net operating losses acquired in the ATRM Acquisition (as defined below) are also limited under Code Section 382. The Company analyzed these limitations when scheduling the reversal of deferred tax assets and liabilities in arriving at the necessary valuation allowance as of December 31, 2024. Future ownership changes may occur which could further limit our ability to utilize tax attributes.
The following table summarizes the activity related to our unrecognized tax benefits for the years ended December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Balance at beginning of year	$294	$2,414
Write-off of tax attributes in states in which the Company no longer files	—	(2,120)
Balance at end of year	$294	$294
Included in the unrecognized tax benefits of $0.3 million at December 31, 2024 was $0.3 million of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance. The Company does not expect our unrecognized tax benefits to change significantly over the next 12 months.

We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2020; however, our net operating loss carryforwards and research credit carryforwards arising prior to that year are subject to adjustment. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The accrued interest as of December 31, 2024 and 2023, and interest and penalties recognized during the years ended December 31, 2024 and 2023 were of insignificant amounts.
Note 13. Employee Retirement Plan
Employees have a 401(k) retirement plan under which employees may contribute up to 100% of their annual salary, within IRS limits. Our contributions to the retirement plans totaled $0.1 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively.
Note 14. Related Party Transaction
Star Equity Holdings, Inc.
As of December 31, 2024, our Executive Chairman, Jeffrey E. Eberwein, owned 816,548 shares of Common Stock, representing approximately 25.51% of our outstanding Common Stock. In addition, as of December 31, 2024, Mr. Eberwein owned 1,182,414 shares of Series A Preferred Stock.
During 2024 and 2023, as a result of our long term investments, our CEO held board positions on Enservco and Catalyst.
Note 15. Segments
Our reportable segments are based upon our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, who is our CODM, to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. We evaluate the performance of our reportable segments including the use of an EBITDA metric which is defined as earnings before interest, income taxes, depreciation, and amortization. In addition, certain corporate-related costs are not allocated to the segments. Under the prior period Holding Company (“Holdco”) strategy, we organized our reportable segments into three reportable segments: Healthcare, Building Solutions, and Investments. Effective with the sale of our Healthcare business on May 4, 2023, we reorganized our segments into two reportable segments to reflect the manner in which our CODM assesses performance and allocates resources:
1.Building Solutions
2.Investments
Building Solutions. Through KBS, EBGL and TT, we service residential and commercial construction projects by manufacturing modular housing units, structural wall panels, permanent wood foundation systems, other engineered wood products, and supply general contractors with building materials. KBS is a Maine-based manufacturer that started business in 2001 as a manufacturer of modular homes. KBS offers products for both commercial and residential buildings with a focus on customization to suit the project requirements and provide engineering and design expertise. Glenbrook is a retail supplier of lumber, windows, doors, cabinets, drywall, roofing, decking and other building materials and conducts its operations in Oakdale, Minnesota. EdgeBuilder is a manufacturer of structural wall panels, permanent wood foundation systems and other engineered wood products and conducts its operations in Prescott, Wisconsin. TT is based outside the Minneapolis-Saint Paul area in Colfax, Wisconsin and manufactures glue-laminated timber products (“glulam”) for various end markets and applications, including agriculture, industrial, infrastructure, and building construction (commercial and residential).
Investments. Our Investments division is an internally-funded unit. This unit holds our corporate-owned real estate, which currently includes one manufacturing facility and the equipment for another manufacturing facility in Maine that we lease back to KBS and our manufacturing facility in Wisconsin that we lease back to TT. In addition, it holds several minority equity investments in other small public companies. It also holds and manages a promissory note and a private equity stake in Catalyst Parent, the parent entity of Catalyst, We acquired these positions as a result of the sale of Digirad Health (discussed in Note 3. Discontinued Operations). The Investments Segment also holds the Investment in Enservco, discussed in Note 5. Supplementary Balance Sheet Information).
Our reporting segments have been determined based on the nature of the products and services offered to customers or the nature of their function in the organization. We evaluate performance based on the gross profit, operating income (loss) and EBITDA. Our operating costs included in our shared service functions primarily consist of senior executive officers, finance, human resources, legal, and information technology. Star Equity shared service corporate costs have been separated from the reportable segments. Prior period presentation previously disclosed conforms to current year presentation.

Segment Assets - We manage our assets on a total company basis, not operating segment, as our operating assets are shared or commingled. Therefore, our CODM does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were $83.0 million and $75.5 million as of December 31, 2024, and 2023, respectively.
Segment income statement information - In accordance with ASC 280, Segment Reporting, we have disclosed for our reportable segments the information that is reviewed by the CODM, including an EBITDA metric. ASC 280 is based on a management approach that requires segmentation based upon the Company’s internal organization and disclosure of revenue and certain expenses based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. Selected income statement information by segment for the years ended December 31, 2024 and 2023 is presented as follows (in thousands):

	Building Solutions	Investments	Corporate and Intersegment eliminations	Total
For the Year Ended December 31, 2024
Revenues	$53,359	$731	$(731)	$53,359
Cost of revenues	42,083	221	—	42,304
Gross profit	11,276	510	(731)	11,055
Selling, general and administrative	9,896	250	6,845	16,991
Amortization of intangible assets	2,479	—	—	2,479
Net income (loss) from continuing operations	$(1,099)	$260	$(7,576)	$(8,415)

EBITDA, unaudited	$2,264	$(2,292)	$(7,178)	$(7,206)
Depreciation and amortization	(3,338)	(221)	(43)	(3,602)
Interest income (expense), net	(504)	716	421	633
Income tax benefit (provision)	—	—	(263)	(263)
Income (loss) from continuing operations, net of tax	$(1,578)	$(1,797)	$(7,063)	$(10,438)

	Building Solutions	Investments	Corporate and Intersegment eliminations	Total
For the Year Ended December 31, 2023
Revenues	$45,785	$564	$(564)	$45,785
Cost of revenues	33,631	228	—	33,859
Gross profit	12,154	336	(564)	11,926
Selling, general and administrative	8,325	789	5,424	14,538
Amortization of intangible assets	1,734	—	—	1,734
Net income (loss) from continuing operations	$2,095	$(453)	$(5,988)	$(4,346)

EBITDA, unaudited	$4,383	$1,185	$(6,736)	$(1,168)
Depreciation and amortization	(2,070)	(227)	(29)	(2,326)
Interest income (expense), net	(84)	466	591	973
Income tax benefit (provision)	288	—	326	614
Income (loss) from continuing operations, net of tax	$2,517	$1,424	$(5,848)	$(1,907)
1) Our CODM uses income (loss) from operations by segment to evaluate income or loss generated from segment assets (return on assets) in deciding whether to reinvest profits into a segment or into other parts such as acquisitions or to pay dividends.
2) Income (loss) from operations by segment is used to monitor budget versus actual results. The CODM also uses income (loss) from operations by segment in competitive analysis by benchmarking to the company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and establishing management’s compensation.

3) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
Geographic Information. Our sales to customers and our long-lived assets are attributed to geographic region based on asset location, which are all located within the United States.

Note 16. Mergers and Acquisitions
Timber Technologies Solutions
On May 17, 2024, we acquired, through certain wholly owned subsidiaries, substantially all of the assets of Timber Technologies Inc. and, on June 28, 2024, the real assets of Timber Properties, LLC (collectively, “TT”) for total consideration of $23.7 million consisting of cash of $19.7 million, $1.0 million of escrow funds included in accrued liabilities, and a Term Loan Secured by a Mortgage of $3.0 million. We are also subject to payments due to the sellers contingent upon the achievement of certain EBITDA metrics over a 2-year period which may result in total payments not to exceed $4.1 million, 50% of which is payable in cash and 50% of which is payable in Series A Preferred Stock. These payments are also contingent upon the continued employment of the individual sellers. We have concluded that these payments are akin to compensation and will be recorded if and as such compensation is earned. For the twelve months ended December 31, 2024, we have accrued no amounts related to these payments as such achievement is deemed to have not been met. We have restricted $1.0 million of cash associated with the escrow funds payable to the sellers within 12 months after the acquisition as defined in the escrow agreement. The revenue and earnings of TT from May 17, 2024 through December 31, 2024 totaled $9.8 million and $0.5 million, respectively.
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

The following represents certain information from the unaudited pro forma condensed Consolidated Statement of Operations as if TT had occurred at the beginning of fiscal 2023 (in thousands):

	Twelve Months Ended December 31,
	2024	2023
	(unaudited)
Revenue	$60,098	$64,471
Gross profit	14,599	22,105
Net income (loss) from continuing operations, net of tax	(7,134)	3,434
Big Lake Lumber
On October 31, 2023, we acquired, through certain wholly owned subsidiaries, the assets and liabilities of BLL for consideration consisting of cash of $2.8 million and an earn-out provision of up to $0.5 million. As a result of this transaction, EBGL expanded its market share of the Greater Minneapolis area. BLL’s operations were integrated into and became part of Glenbrook’s operations. The earn-out provision, which is accounted for as a contingent liability, is based on a specific gross profit threshold with a measurement period of two years to begin one year after the closing date of the acquisition and can potentially amount to up to $0.3 million for each of the two years, subject to certain limitations. The estimated fair value of the earn-out, which is determined using estimates of forecasted operations and other assumptions, was $0.2 million as of the acquisition date. We recorded an increase to the fair value of the earn-out of $0.2 million which is reflected in Accrued Liabilities on our consolidated balance sheet at December 31, 2024 and is reflected in operating expenses on our Consolidated Statement.of Operations for the year ended December 31, 2024. We paid a portion of the earn-out amounting to $0.2 million in the fourth quarter of 2024.
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
The following unaudited pro forma combined financial information presents our results as if the BLL acquisition had occurred at the beginning of fiscal 2023 (in thousands):

Twelve Months Ended December 31,
2023
(unaudited)
Revenue	$54,485
Gross Profit	13,709
Net income (loss) from continuing operations	(1,307)

Note 17. Perpetual Preferred Stock
Holders of shares of our Series A Preferred Stock are entitled to receive, when, as, and if, authorized by the Company’s board of directors (or a duly authorized committee of the Company’s board of directors) and declared by the Company out of funds legally available for the payment of dividends, preferential cumulative cash dividends at the rate of 10.0% per annum of the liquidation preference of $10.00 per share. Dividends are payable quarterly, in arrears, by the last calendar day of March, June, September and December to holders of record at the close of business on the first day of each payment month. The Series A Preferred Stock is not convertible and does not have any voting rights, except when dividends are in arrears for six or more consecutive quarters, then the holders of those shares together with holders of all other series of preferred stock equal in rank would be entitled to vote separately as a class for the election of two additional directors to board of directors, until all dividends accumulated on such shares of Series A Preferred Stock for the past dividend periods and the dividend for the current dividend period shall have been fully paid or declared and a sum sufficient for the payment thereof set apart for payment. The Series A Preferred Stock is not subject to redemption by the Company
On each of February 16, 2024, May 21, 2024, August 16, 2024, and November 21, 2024 our board of directors declared a cash dividend to holders of our Series A Preferred Stock of $0.25 per share, for an aggregate amount of approximately $2.0 million. The record dates for these dividend payments were March 1, 2024, June 1, 2024, September 1, 2024 and December 1, 2024, respectively, and the payment dates were March 11, 2024, June 11, 2024, September 10, 2024 and December 11, 2024, respectively. As of December 31, 2024, we have no preferred dividends in arrears.
On February 14, 2025, we announced that our board of directors declared a cash dividend to holders of our Series A Preferred Stock of $0.25 per share for an aggregate amount of approximately $0.5 million. The record date for this dividend was March 1, 2025, and the payment date was March 10, 2025.
A roll forward of the balance of Company Preferred Stock for the year ended December 31, 2024 is as follows (in thousands):

Balance at December 31, 2023	$18,988
Issuance of Preferred Shares, at fair value	2,605
Cancelled Issuance of Preferred Shares, at fair value	(2,605)
Balance at December 31, 2024	$18,988
Note 18. Equity Transactions
On June 12, 2024, we filed a Certificate of Amendment to the Company’s Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware in order to effect a reverse stock split of our common stock at a ratio of one-for-five (the “Reverse Split”). The Amendment does not affect the par value of our common stock.
The Reverse Split became effective on June 14, 2024, at 5:00 p.m. Eastern Time, at which time every five shares of the Company’s issued and outstanding common stock were automatically combined into one share of common stock. Additionally, all stock options and warrants of the Company outstanding immediately prior to the Reverse Split were proportionally adjusted.
As of December 31, 2024, of the warrants issued through the public offering we closed on May 28, 2020, 1.0 million warrants were exercised and 1.4 million warrants remained outstanding, which represents 0.1 million shares of common stock equivalents, at an exercise price of $11.25. For every 1 warrant .10 of a share shall be issued.
As of December 31, 2024, of the warrants issued through the public offering we closed on January 24, 2022, there were 10.9 million warrants outstanding at an exercise price of $7.50, and no prefunded warrants outstanding. The 0.3 million prefunded warrants were exercised at $0.01 per share in the third quarter of 2023. For every 1 warrant .20 of a share shall be issued.

Additionally, Company issued to its underwriter 237,500 common stock purchase warrants (the “Underwriter’s Warrants”) to purchase up to 47,500 shares of Common Stock at an exercise price of $8.25 per common warrant. These warrants are outstanding at December 31, 2024.
On August 7, 2024, the Company’s Board authorized a stock buyback program for the repurchase of up to $1 million of the Company’s common stock. The Company repurchased $0.3 million worth, or 73,855 shares, of its common stock during the third and fourth quarter of 2024. Under the new stock repurchase program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”).
Note 19. Preferred Stock Rights
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
The Board may redeem all (but not less than all) of the Rights for a redemption price of $0.0001 per Right at any time before a person or group has become an Acquiring Person. Once the Rights are redeemed, the right to exercise the Rights will terminate, and the only right of the holders of such Rights will be to receive the redemption price. The redemption price will be adjusted if the Company declares a stock split or issues a stock dividend on common stock. There is no impact to financial results as a result of the adoption of the Rights Plan for the year ended December 31, 2024.
Note 20. Subsequent Events
Acquisition of Alliance Drilling Tools
On March 3, 2025 (the “Closing Date”), the Company entered into an Agreement with a third party seller to acquire Alliance Drilling Tools, LLC, a Wyoming limited liability company (“ADT”).
ADT operates a drilling equipment supply and repair business serving the oil and gas, geothermal, mining and water-well industries, with operations primarily in Texas and Wyoming. .In connection with the closing of the transaction, the Company paid aggregate consideration of (i) $4,900,000 (the “Cash Consideration”) and (ii) issued 775,000 STRRP shares, subject to customary adjustments for debt, cash on hand, transaction expenses and net working capital. At the closing, $1,000,000 of the Cash Consideration and 100,000 shares of the Stock Consideration was held in escrow to satisfy any claims for indemnification by the Company and an additional $250,000 of the Cash Consideration was held in escrow to satisfy amounts that may be owing to the Company pursuant to the working capital adjustment. All escrowed funds are to be released to the sellers by no later than the eighteen month anniversary of the Closing Date and all escrowed shares STRRP are to be released to the Sellers by no later than the twelve month anniversary of the Closing Date.
In connection with this transaction, on March 3, 2025, ADT entered into a Loan and Security Agreement (the “Austin Loan Agreement”) with Austin Financial Services, Inc. (“Austin”) providing ADT with a working capital line of credit of up to $3,000,000 and a term loan of $639,000, subject to the conditions and procedures set forth in the Austin Loan Agreement. Availability under the Austin Loan Agreement is based on a formula tied to ADT’s eligible accounts receivable, inventory and equipment, and borrowings bear interest at the prime rate plus 1.75%, with interest payable monthly and the outstanding principal balance payable March 4, 2028 (the “Maturity Date”). The Austin Loan Agreement also provides for certain fees payable to Austin during its term.
As of the date these financial statements were issued, the initial accounting for the business combination is incomplete. Accordingly, certain disclosures required under ASC 805-10-50-2, including the fair values of assets acquired and liabilities assumed, have not been provided. The Company is in the process of gathering the necessary information to complete the accounting for the transaction

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
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
Management’s Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.
Remediation of Material Weakness
The Company and its Board of Directors are committed to maintaining a strong internal control environment. Following the identification of the material weakness described in our Quarterly Report on Form 10-Q for the three months ended September 30, 2024, related to insufficient complement of accounting resources to address complex accounting matters across all operating entities we initiated remediation measures to address the material weakness. Management believes that it has completed its updates to the design and implementation of internal controls to remediate the material weakness and enhance the Company’s internal control environment. As previously reported, the remediation plan was implemented during the fourth quarter of 2024 to update our design and implementation of controls to remediate the aforementioned deficiency and enhance the Company's internal control environment. The Company has increased its investment in a complement of accounting resources to address complex accounting matters. Management believes that such enhanced controls have been designed to address the material weakness. We completed our remediation activities by testing the operating effectiveness of the enhanced controls and found them to be effective. Based on the implementation work and results of testing performed, we have concluded that the previously identified material weakness has been remediated as of December 31, 2024.
Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of TT, which is included in the 2024 consolidated financial statements of the Company and constituted 11% of total and 7% of net assets, as of December 31, 2024 and 18% of revenues and 5% of net income, for the year then ended.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
Security Trading Plans of Directors and Executive Officers
None of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended December 31, 2024, as such terms are defined under Item 408(a) or Regulation S-K.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors
The current number of directors on our board of directors is four. Under our bylaws, the number of directors on our board of directors will not be less than four, nor more than nine. The number of directors may be increased or decreased by resolution of the board of directors.

Name	Age	Position
Jeffrey E. Eberwein	54	Director, Executive Chairman of the Board
Todd Fruhbeis	58	Director
Jennifer Palmer	45	Director
Louis Parks	64	Director

Information about the Company’s Directors
Set forth below are descriptions of the backgrounds of each director and their principal occupations for at least the past five years and their public-company directorships. There are no family relationships among any of our directors or executive officers. All ages are as of March 20, 2025.
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

Jeffrey E. Eberwein	Age 54	Director since 2012
Chief Executive Officer of Hudson Global Inc. (“Hudson”) and Executive Chairman of Star Equity
Mr. Eberwein was elected Executive Chairman of the board of directors of the Company on January 1, 2021, after serving as Chairman of the board of directors since February 6, 2013. Mr. Eberwein has served as a director of Hudson since May 2014 and as its Chief Executive Officer since April 1, 2018. He has 25 years of Wall Street experience and valuable public company and financial expertise gained through his employment history and directorships. Prior to founding Lone Star Value Management, LLC (“LSVM”), a Connecticut-based investment firm he founded in 2013, Mr. Eberwein was a private investor and served as a portfolio manager at Soros Fund Management from 2009 to 2011 and Viking Global Investors from 2005 to 2008. LSVM was a wholly owned subsidiary of ATRM Holdings, Inc. (“ATRM”) when ATRM, a modular building company, was acquired by the Company on September 10, 2019 (the “ATRM Acquisition”). Previously, Mr. Eberwein served as chairman of the board of Ameri Holdings, Inc. from May 2015 to August 2018. Mr. Eberwein also previously served as a director of Novation Companies, Inc. from April 2015 to March 2018; Crossroads Systems, Inc. from June 2013 to May 2016; NTS, Inc. from December 2012 to June 2014; On Track Innovations Ltd. from 2012 to 2014; and Goldfield Corporation from 2012 to 2013. Mr. Eberwein earned an M.B.A. from The Wharton School, University of Pennsylvania and a B.B.A. with High Honors from The University of Texas at Austin.
We believe Mr. Eberwein’s expertise in finance and experience in the investment community, along with his extensive experience, qualifications, attributes and skills make him well qualified to serve as a director of our Company.

On February 14, 2017, the SEC issued an order (Securities Exchange Act Release No. 80038) (the “Order”) relating to allegations that certain groups of investors failed to properly disclose ownership information during a series of five campaigns to influence or exert control over micro-cap companies. The Order alleged violations of Section 13(d)(1) of the Exchange Act and Rule 13d-1 thereunder, Section 13(d)(2) of the Exchange Act and Rule 13d-2(a) thereunder and Section 16(a) of the Exchange Act and Rules 16a-2 and 16a-3 thereunder by Mr. Eberwein and a hedge fund adviser headed by him, LSVM, a mutual fund adviser and another investor. Without admitting or denying the findings, they consented to the Order and agreed to cease and desist from committing any violations of the above-referenced Exchange Act provisions and civil penalties of $90 thousand for Mr. Eberwein, $120 thousand for LSVM, $180 thousand for the mutual fund advisor and $30 thousand for the other investor. On February 24, 2020, the SEC issued an order (Securities Exchange Act Release No. 5448) (the “Advisers Act Order”) relating to allegations, among other things, that LSVM failed to properly disclose certain specific transactions in advance and obtain client consent for these transactions prior to their completion and that LSVM failed to implement certain written policies and procedures. The Advisers Act Order alleged violations of Section 206(3) and 206(4) of the Investment Advisers Act of 1940 (“Advisers Act”) and Rule 206(4)-7 thereunder by Mr. Eberwein and LSVM. Without admitting or denying the findings, they consented to the Advisers Act Order and agreed to cease and desist from committing or causing any violations of the above-referenced Advisers Act provisions, for LSVM to be censured and to pay civil penalties of $25 thousand for Mr. Eberwein and $100 thousand for LSVM.

Todd Fruhbeis	Age 58	Director since 2024
Managing Member; Jackson House, LLC
Committees: Audit (Chairman), Compensation, and Corporate Governance
Mr. Fruhbeis has over 25 years of capital markets experience. In 2005, he joined HSBC to establish and lead a multi-asset class structured investment product business for the Americas, which went on to become a leading issuer of structured debt in the US and the top-ranked US Structured Products business for many years, as measured by Greenwich Associates. While at HSBC, he also managed the US Institutional Equity Derivatives sales team. Prior to his work in capital markets, Mr. Fruhbeis was a senior financial analyst at Harvard University. Mr. Fruhbeis has been an active real estate investor for 15 years with interests in over 45 real estate partnerships and investments throughout the US. His current investment portfolio is diversified over multi-family, office, industrial, and hospitality assets. Mr. Fruhbeis earned a B.B.A in Finance from the University of Massachusetts summa cum laude in 1989, and an M.B.A in Finance from The Wharton School of the University of Pennsylvania in 1995.
We believe that Mr. Fruhbeis’ extensive business experience in various positions throughout the finance sector, coupled with his experience in the capital markets sector makes him well qualified to serve on our board of directors. His significant real estate investing experience and related client perspective provide insight to the Company specifically regarding Star’s Building Solutions businesses.

Jennifer Palmer	Age 45	Director since 2024
CEO, JPalmer Collective
Committees: Audit, Compensation, and Corporate Governance (Chairperson)
Ms. Palmer has over 15 years of small-to-mid-size company banking experience. She is the Founder and CEO of JPalmer Collective, a firm specialized in funding high-growth companies including women-led companies and consumer brands with a special focus on sustainability and inclusivity. She was also recently President of the Secured Finance Network (SFNet), the leading trade organization in the commercial finance industry. Ms. Palmer was previously CEO of Gerber Finance, where she grew the firm’s asset-based lending portfolio by more than 140% and achieved the firm’s second most profitable year in its 25-year history amid the COVID-19 pandemic. Ms. Palmer holds a Bachelor of Arts degree from Marist College and a Doctor of Law degree from Fordham University School of Law.
We believe that Ms. Palmer’s extensive business experience in various positions throughout the finance sector makes her well qualified to serve on our board of directors. Ms. Palmer brings to Star’s Board a deep knowledge of, and connections to, financing solutions for Star’s businesses and clients.

Louis Parks	Age 64	Director since 2024
CFO and COO, Tyro Capital Management LLC
Committees: Audit, Compensation (Chairman), and Corporate Governance
Mr. Parks has over 35 years of investment management and board experience. Mr. Parks is currently Managing Member, COO & CFO at Tyro Capital Management LLC, an equity hedge fund with over $200 million in assets under management and a value-based investment approach. He is also a partner at Metropolitan Business Funding LLC, a firm that provides merchant cash advances for small businesses throughout the United States. Previously, he was COO and CCO of Krensavage Asset Management LLC, Senior Managing Director & Head of Equities at CL King & Associates, and Senior Managing Director & Head of Equity Trading at Raymond James Financial. Mr. Parks currently serves on the boards of Sunroof Software Inc., an innovative SaaS solution for optimizing customer experience, and Reliability Inc., a provider of staffing solutions for a variety of industries. Mr. Parks holds Bachelor of Arts degrees from New York University and Columbia University, a Master of Arts degree from Columbia University, and a M.B.A. degree from Columbia Business School.
We believe that Mr. Park’s extensive business experience in various positions throughout the investment management and finance sector makes him well qualified to serve on our board of directors. Mr. Parks brings significant sales, operations, and business building expertise to Star’s Board.
Executive Officers
The names of our executive officers, their ages, their positions with Star Equity, and other biographical information as of March 21, 2025, are set forth below. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Jeffrey E. Eberwein	54	Director, Executive Chairman of the Board of Directors
Richard K. Coleman, Jr.	68	Chief Executive Officer
David J. Noble	54	Chief Financial Officer
Thatcher Butcher	43	President of KBS Builders, Inc.
Jeffrey E. Eberwein. Mr. Eberwein’s full biographical information is provided above under the heading “Information about the Company’s Directors.”
Richard K. Coleman, Jr. was appointed as our Chief Executive Officer in April 2022. Prior to being appointed as our Chief Executive Officer, Mr. Coleman served as our Chief Operating Officer from January 2022 to March 2022. Mr. Coleman was formerly the President, Chief Executive Officer and director of Command Center, Inc., a provider of on-demand flexible employment solutions, from April 2018 to July 2019. He was also the Chairman of Hudson Global Inc., a global talent solutions company, from May 2014 to January 2022. He was the Principal Executive Officer of Crossroads Systems, Inc., a global provider of data archive solutions, from August 2017 to March 2018, and Chief Executive Officer from March 2013 to August 2017. Mr. Coleman began his career as an Air Force Telecommunications Officer managing Department of Defense R&D projects. He has also served as an adjunct professor for Regis University’s graduate management program and as a guest lecturer for Denver University’s Pioneer Leadership Program, focusing on leadership and ethics. Coleman holds a master’s degree in Business Administration from Golden Gate University and is a graduate of the United States Air Force Communications Systems Officer School. He holds a Bachelor of Science Degree from the United States Air Force Academy and also has completed leadership, technology, and marketing programs at Kansas University, UCLA, and Harvard Business School.
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
Director Nomination Process
During the fiscal year ended December 31, 2024, we made no material changes to the procedures by which stockholders may recommend nominees to our board of directors, as described in our most recent proxy statement.
Family Relationships
There are no family relationships among our executive officers and directors.
Audit Committee
The Audit Committee of the Board of Directors, established in accordance with Section 3(a)(58)(A) of the Exchange Act (the “Audit Committee”), consists of Ms. Palmer, and Messrs. Fruhbeis, and Parks,with Mr. Fruhbeis serving as chairman. All members of the Audit Committee (i) are independent directors (as currently defined in Rule 5605(a)(2) of the Nasdaq listing rules); (ii) meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act; (iii) have not participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years; and (iv) are able to read and understand fundamental financial statements Mr. Fruhbeis, Mr. Parks. and Ms. Palmer qualify as “audit committee financial experts” as defined in the rules and regulations established by the SEC. The Audit Committee is governed by a written charter approved by our Board of Directors
The functions of this committee include, among other things:
•Meeting with our management periodically to consider the adequacy of our internal controls and the objectivity of our financial reporting;
•Meeting with our independent registered public accounting firm and with internal financial personnel regarding the adequacy of our internal controls and the objectivity of our financial reporting;
•Recommending to our Board of Directors the engagement of our independent registered public accounting firm;
•Reviewing our quarterly and audited consolidated financial statements and reports and discussing the statements and reports with our management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management; and
•Reviewing our financial plans and reporting recommendations to our full Board of Directors for approval and to authorize action.
Compensation Committee
The Compensation Committee of the Board of Directors (the “Compensation Committee”) consists of Ms. Palmer, Messrs. Fruhbeis, and Parks with Mr. Parks serving as chairman. All members of the Compensation Committee are independent, as determined under the various Nasdaq, SEC and Internal Revenue Service qualification requirements. The Compensation Committee is governed by a written charter approved by our Board of Directors. The functions of this committee include, among other things:
•Reviewing and, as it deems appropriate, recommending to our Board of Directors, policies, practices, and procedures relating to the compensation of our directors, officers and other managerial employees and the establishment and administration of our employee benefit plans;
•Establishing appropriate incentives for officers, including the chief executive officer, to encourage high performance, promote accountability and adherence to company values and further our long-term strategic plan and long-term value; and
•Exercising authority under our employee benefit plans.

Corporate Governance Committee
The Corporate Governance Committee of the Board of Directors (the “Corporate Governance Committee”) consists of Ms. Palmer and Messrs. Fruhbeis and Parks with Ms. Palmer serving as chairman. All members of the Corporate Governance Committee are independent directors (as defined in Rule 5605(a)(2) of the Nasdaq listing rules). The Corporate Governance Committee is governed by a written charter approved by our Board of Directors. A copy of the Corporate Governance Committee Charter can be found by clicking on the “Corporate Governance” link under the Investors tab on our website at www.starequity.com. The functions of this committee include, among other things:
•Reviewing and recommending nominees for election as directors;
•Assessing the performance of our Board of Directors;
•Developing guidelines for the composition of our Board of Directors;
•Reviewing and administering our corporate governance guidelines and considering other issues relating to corporate governance; and
•Oversight of the Company compliance officer and compliance with the Company’s Code of Business Ethics and Conduct (the “Ethics Code”).
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires Star Equity’s directors, executive officers and holders of more than 10% of its common stock to file with the SEC reports (typically, Forms 3, 4, and/or 5) regarding their ownership and changes in ownership of Star Equity’s securities. Based solely on a review of Forms 3, 4, and 5 and amendments thereto filed with the SEC, we believe that during the fiscal year ended December 31, 2024, with the exception of the Form 4 filed by Thatcher Butcher on March 28, 2024, Star Equity’s directors, officers and 10% stockholders have complied with all applicable Section 16(a) filing requirements.
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
Insider Trading Policy
Our Board of Directors has adopted an insider trading policy that applies to all of its officers, directors and employees. Our insider trading policy prohibits officers, directors and employees from trading in Company securities while in possession of or on the basis of material non-public information. In addition, officers, directors and employees are prohibited from engaging in any of the following types of transactions with respect to the Company’s securities: (i) short sales, including short sales “against the box”, (ii) purchases or sales of puts, calls, or other derivative securities or (iii) purchases of financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) or other similar transactions that directly hedge or offset, or are designed to directly hedge or offset, any decrease in the market value of Company securities. A copy of our insider trading policy is attached as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION
Summary Compensation Table
The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2024 and 2023 by our principal executive officer and our two other most highly compensated executive officers (the “named executive officers”) who were serving as executive officers as of December 31, 2024.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($) (4)	Total ($)
Richard K. Coleman*	2024	400,000	200,000	70,001	—	2,500	672,501
Chief Executive Officer	2023	400,000	185,000	74,000	—	2,500	661,500
David J. Noble	2024	325,000	162,500	56,876	—	4,000	548,376
Chief Financial Officer	2023	325,000	125,000	50,000	—	4,000	504,000
Thatcher Butcher	2024	250,016	117,500	21,754	—	2,283	391,553
President of KBS Builders, Inc.	2023	250,016	106,731	21,347	—	1,017	379,111
__________________
* Effective April 1, 2022, Richard K. Coleman, Jr. was appointed as the Company’s Chief Executive Officer.
(1)The base salary for each executive is initially established through negotiation at the time the executive is hired, and year-to-year adjustments are made, taking into account attributes and factors described below in the Narrative Disclosure to Summary Compensation Table. Based on the factors discussed above, 2024 base salaries were as follows: Mr. Coleman’s 2024 base salary was $400,000, which has not been adjusted since it was initially set in April 2022; the total salary for 2024 was $400,000; Mr. Noble’s 2024 base salary was $325,000, which was initially set at $300,000 from his last adjustment in 2018; the total salary for 2024 was $325,000; Mr. Butcher’s 2024 base salary was initially set at $250,016, the total for 2024 was $250,016. Any differences between base and actual salary are due to pay period timing differences at year end.
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
(4)Amounts shown for 2024 and 2023 include up to $2,500 matching contributions to the executives’ 401(k) retirement plans and up to $1,500 seed contribution to the executive’s Health Savings Account plans.
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
When determining the base salary component of executive compensation for 2024, the Compensation Committee considered the achievements of the executives in 2024 based on actual financial performance of the business and achievement of the goals set by the board of directors for the individual executive, the fiscal 2024 budget and financial performance expectations, the totality of all compensation components. After due consideration, the Compensation Committee set compensation as reflected in the Summary Compensation Table above.
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

Fiscal Year 2024. In July 2024, the Company approved and adopted the fiscal year 2024 Executive Incentive Plan (“2024 Annual Plan”) for executive officers. Due to the changing nature of the Company’s business following the sale of Digirad, the 2024 Annual Plan challenged the Company’s executive team to achieve the company’s financial objectives and develop a platform for future organic growth and acquisitions. Actual cash bonus payments under the plan were based on a combination of corporate, team, and individual performance against pre-defined objectives with final payments determined by the Compensation Committee.
The cash bonus amounts under the 2024 Annual Plan were as follows.

Name and Principal Position*	Percentage of Base Salary	Bonus Payout
Richard K. Coleman, Chief Executive Officer	50%	200,000
David J. Noble, Chief Financial Officer and Chief Operating Officer	50%	162,500
Thatcher Butcher, President of KBS Builders, Inc.	47%	117,500
Equity Grants
In connection with the adoption of the 2024 Annual Plan, the Compensation Committee determined, as part of a long-term retention mechanism and to incentivize the executive officers to increase the Company’s stockholder value, to award RSUs effective on March 13, 2024 and November 08, 2024 (the “2024 Grant Dates”) to Messrs. Coleman, Noble and Butcher.
The RSUs granted to each of Messrs. Coleman, Noble and Butcher vest over three years in three equal installments, with each such installment vesting on each anniversary of the 2024 Grant Dates. The RSU grants to Messrs. Coleman, Noble and Butcher were made pursuant to and subject to the terms of the 2024 Annual Plan, the Company’s 2018 Incentive Plan, and the respective award agreement that sets forth the terms of the respective grants.

Name and Principal Position	Cash Value of the Restricted Stock Units Granted
Richard K. Coleman, Chief Executive Officer	70,001
David J. Noble, Chief Financial Officer	56,876
Thatcher Butcher, President of KBS Builders, Inc.	21,754
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
Outstanding Equity Awards at Fiscal Year-End
The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2024, including the value of the stock awards.

Name			Option Awards				Stock Awards
	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Richard K. Coleman	1/1/2022	(1)	—	—	—	—	2,615	5,910
	7/27/2023	(1)	—	—	—	—	10,102	22,831
	11/08/2024	(1)	—	—	—	—	19,499	$44,068

David J. Noble	7/27/2023	(1)	—	—	—	—	6,826	15,427
	11/8/2024	(1)	—	—	—	—	15,843	35,805

Thatcher Butcher	3/1/2023	(1)	—	—	—	—	3,429	7,750
	3/13/2024	(1)	—	—	—	—	4,781	$10,805
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

Equity Awards
The equity agreements of our named executive officers provide that, in case of a change of control of the Company, all equity instruments then outstanding but neither assumed nor replaced by the successor entity shall vest immediately upon the change of control event. Further, if an executive’s employment is terminated without cause within twelve (12) months of the change of control, all equity instruments then outstanding, either assumed or replaced, shall become fully vested at the time of termination. As of December 31, 2024, the value of the equity instruments of our named executive officers that would accelerate upon (i) termination without cause within twelve (12) months of a change of control in which stock options and restricted stock units are assumed or replaced by the successor entity, or (ii) a change of control in which the outstanding stock options and restricted stock units are neither assumed or replaced by the successor entity, would be as follows based on the difference between the closing price on the last trading day of the year of $2.26 per share and the exercise price of the respective options, and with regard to restricted stock units, based solely on the closing price on the last trading day of the year of $2.26:

Name	Stock Award Value as of December 31, 2024
Richard K. Coleman	72,809
David J. Noble	51,232
Thatcher Butcher	18,555

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

2024 Director Compensation
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
(1)In August 2023, the Compensation Committee of our board of directors elected to pay compensation to Directors in both cash and RSUs
For the sake of clarity, in fiscal year ended December 31, 2024, each of the Audit Committee, the Compensation Committee, and the Corporate Governance Committee, chairpersons only received an amount equal to the chairperson fee set forth in the table above and not the chairperson fee plus the member fee.
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

Timing of Certain Equity Award Grants
In accordance with Item 402(x) of Regulation S-K, we are providing information regarding our procedures related to the grant of certain equity incentive awards close in time to the release of material non-public information. Though the Company does not have a formal policy regarding the timing of equity incentive compensation, neither the Board of Directors nor the Compensation Committee grants equity awards in anticipation of the release of material nonpublic information, and the Company does not time the release of material nonpublic information based on equity award grant dates. The Company has not granted any stock options or stock appreciation rights in the fiscal year ended December 31, 2024.
Director Compensation Table
The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities to the non-employee members of our board of directors for the fiscal year ended December 31, 2024.

	Fees Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
Jeffrey E. Eberwein	$146,200	$25,800	—	$172,000
Todd Fruhbeis	17,400	4,350	—	21,750
Jennifer Palmer	18,400	4,600	—	23,000
Louis Parks	19,400	4,850	—	24,250
John Gildea	89,050	8,700	—	97,750
Michael A. Cunnion	107,300	9,700	—	117,000
John W. Sayward	111,700	15,300	—	127,000
Mitchell I. Quain	78,300	8,200	—	86,500
____________________
(1)Represents full fair value at grant date of restricted stock units granted to our directors, computed in accordance with FASB ASC Topic 718.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information as of March 12, 2025 regarding the beneficial ownership of our common stock by (i) each person we know to be the beneficial owner of 5% or more of our common stock, (ii) each of our current named executive officers, (iii) each of our directors, and (iv) all of our current executive officers and directors as a group. Information with respect to beneficial ownership has been furnished by each director, executive officer or 5% or more stockholder, as the case may be. The address for all executive officers and directors is c/o Star Equity Holdings, Inc., 53 Forest Avenue Suite 101, Old Greenwich, Connecticut 06870.
Percentage of beneficial ownership is calculated based on 3,201,502 shares of common stock outstanding as of March 12, 2025. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of March 7, 2024. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
5% Stockholders:
None

Named Executive Officers and Directors:
Jeffrey E. Eberwein (1)	1,031,548	30.19%
Richard K. Coleman (2)	48,477	1.51%
David J. Noble (3)	34,155	1.06%
Thatcher Butcher (4)	7,466	0.23%
Todd Fruhbeis(5)	3,303	0.10%
Louis Parks(6)	1,200	0.04%
All Executive Officers and Directors as a group (6 persons)(9)	1,126,148	32.80%
____________________
*     Indicates beneficial ownership of less than 1% of the outstanding common stock
(1)Includes (a) 816,548 shares of common stock held by Mr. Eberwein and (b) 215,000 shares of common stock underlying warrants exercisable within
(2)60 days of March 12, 2025.
(3)Includes 39,182 shares of common stock held by Mr. Coleman and (b) 6,680 shares of common stock underlying warrants exercisable within 60 days of March 12, 2025.
(4)Includes (a) 26,155 shares of common stock held by Mr. Noble and (b) 8,000 shares of common stock underlying warrants exercisable within 60 days of March 12, 2025.
(5)Includes 5,751 shares of common stock held by Mr. Butcher (b) 0 shares underlying warrants exercisable within 60 days of March 12, 2025.
(6)Includes (a) 3,303 shares of common stock held by Mr. Fruhbeis and (b) 0 shares underlying warrants exercisable within 60 days of March 12, 2025.
(7)Includes (a) 1,200 shares of common stock held by Mr. Parks and (b) 0 shares underlying warrants exercisable within 60 days of March 12, 2025.
Securities Authorized for Issuance Under Equity Compensation Plans

	Equity Compensation Plan Information
	December 31, 2024
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)		(b) (2)	(c)
Equity compensation plans approved by security holders	131,236	(1)	$—	143,670	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	131,236		$—	143,670
____________________
(1)This amount includes the following:
•0 shares issuable upon the exercise of outstanding stock options under the Company’s 2004 Stock Incentive 7 Year Plan, the 2004 Stock Incentive Plan, and the 2014 Equity Incentive Award Plan (the “2014 Incentive Plan”).
•131,236 RSUs granted under the 2014 Incentive Plan, 2018 Incentive Plan, and 2022 Inducement Stock Incentive Plan.
(2)The 2014 Incentive Plan, 2018 Incentive Plan, and 2022 Inducement Stock Incentive Plan RSUs and PSUs have been excluded from the computation of the weighted-average exercise price since these awards have no exercise price.
(3)This amount represents the number of shares available for issuance pursuant to stock options and other awards that could be granted in the future under the 2018 Incentive Plan, as amended July 31, 2020 in order to increase the number of shares authorized for issuance thereunder. The 2018 Incentive Plan allows for issuance of up to the sum of (i) 450,000 shares, plus (ii) the number of shares of common stock of the Company which remain available for grants of options or other awards under the 2014 Incentive Plan as of April 27, 2018, plus (iii) the number of shares that, after April 27, 2018, would again become available for issuance pursuant to the reserved share replenishment provisions of the 2014 Incentive Plan as a result of, stock options issued thereunder expiring or becoming unexercisable for any reason before being exercised in full, or, as a result of restricted stock being forfeited to the Company or repurchased by the Company pursuant to the terms of the agreements governing such shares (the shares described in clauses (ii) and (iii) of this sentence, the “Carryover Shares”). As of December 31, 2024, there were 13,594 Carryover Shares.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Star Equity Holdings, Inc.
As of December 31, 2024, Jeffrey E. Eberwein, the Company’s Executive Chairman, owned 816,548 shares of Common Stock, representing approximately 25.51% of our outstanding Common Stock. In addition, as of December 31, 2024, Mr. Eberwein owned 1,182,414 shares of Series A Preferred Stock.
Director Independence
Our board of directors has determined that each of the directors, except Mr. Eberwein, are independent directors (as currently defined in Rule 5605(a)(2) of the Nasdaq listing rules). In determining the independence of our directors, our board of directors considered all transactions in which the Company and any director had any interest, including those discussed above. The independent directors meet as often as necessary to fulfill their responsibilities, including meeting at least twice annually in executive session without the presence of non-independent directors and management.
The Audit Committee currently consists of Messrs. Fruhbeis and Parks, and Ms. Palmer with Mr. Fruhbeis serving as chairman. All members of the Audit Committee are independent directors as defined in Rule 5605(a)(2) of the Nasdaq listing rules and Rule 10A-3 under the Exchange Act, and no member of the Audit Committee participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years.
The Compensation Committee currently consists of Messrs. Fruhbeis and Parks, and Ms. Palmer with Mr. Parks serving as chairman. All members of the Compensation Committee are independent directors as determined in accordance with the Compensation Committee charter and applicable Nasdaq listing rules (Rule 5605(a)(2) of the Nasdaq listing rules).
The Corporate Governance Committee currently consists of Messrs. Fruhbeis and Parks, and Ms. Palmer with Ms. Palmer serving as chairman. All members of the Corporate Governance Committee are independent directors (as defined in Rule 5605(a)(2) of the Nasdaq listing rules).
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
In connection with the audit of the 2024 consolidated financial statements, we entered into an engagement agreement with Wolf & Company, P.C. (Boston, MA, PCAOB ID #392 (“Wolf”)) which sets forth the terms by which Wolf has performed audit and related professional services for us.
The following tables set forth the aggregate accounting fees paid by us to Wolf for the fiscal years ended December 31, 2024 and 2023.

	For the years ended December 31
Type of Fee	2024	2023
	(in thousands)
Audit Fees	$590	$503
Audit-Related Fees	—
Tax Fees	117	205
All Other Fees	—	—
Totals	$707	$708
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

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
1.Financial Statements
The financial statements of Star Equity Holdings, Inc. listed below are set forth in Item 8 of this report for the year ended December 31, 2024:
–Report of Independent Registered Public Accounting Firm (Wolf & Company, P.C., Boston, MA, PCAOB ID # 392)
–Consolidated Statements of Operations for the Years Ended December 31, 2024 and 2023
–Consolidated Balance Sheets at December 31, 2024 and 2023
–Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023
–Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024 and 2023
–Notes to Consolidated Financial Statements
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

3.13
Certificate of Amendment of the Restated Certificate of Incorporation of Star Equity Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2024).

3.14
Amended and Restated Certificate of Incorporation of Star Equity Holdings, dated October 10, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 11, 2024).

3.15
Second Amended and Restated Certificate of Designation, Rights and Preferences of 10.0% Series A Cumulative Perpetual Preferred Stock, dated October 10, 2024 (incorporated by reference to Exhibit 3.2 to Star Equity Holding, Inc.’s Current Report on Form 8K filed with the Commission on October 11, 2024).

3.16
Second Amendment to the Amended and Restated Bylaws of Star Equity Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 26, 2024).

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

4.11	Rights Agreement, dated August 21, 2024 (incorporated by reference to Exhibit 4.1 to Star Equity Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on October 11, 2024).

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

Exhibit Number	Description
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

Exhibit Number	Description
10.58
Stock Purchase and Contribution Agreement by and among Star Equity Holdings, Inc., Digirad Health, Inc., TTG Imaging Solutions, LLC and Insignia TTG Parent, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 5, 2023).

10.59	Lease Agreement, dated November 1, 2023, by and between Glenbrook Building Supply, Inc. and 791 Rose Drive, LLC.

10.60
2018 Incentive Plan, as amended on October 10, 2024 (incorporated by reference to Exhibit 10.1 to Star Equity Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on October 11, 2024).

10.61
Share Exchange Agreement, dated as of August 9, 2024, by and among Star Equity Holdings, Inc. and Enservco Corporation (incorporated by reference to Exhibit 10.1 to Star Equity Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on August 12, 2024).

10.62
Note Purchase Agreement, dated as of August 9, 2024, by and among Star Equity Holdings, Inc. and Enservco Corporation (incorporated by reference to Exhibit 10.2 to Star Equity Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on August 12, 2024).

10.63
Promissory Note, dated as of August 9, 2024, by and among Star Equity Holdings, Inc. and Enservco Corporation (incorporated by reference to Exhibit 10.3 to Star Equity Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on August 12, 2024).

10.64
Registration Rights Agreement, dated as of August 9, 2024, by and among Star Equity Holdings, Inc. and Enservco Corporation (incorporated by reference to Exhibit 10.4 to Star Equity Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on August 12, 2024).

10.65
Purchase and Sale Agreement of 1607 Pine Street, dated as of October 16, 2024, by and between Star Equity Holdings, Inc. and LTI8000 LLC (incorporated by reference to Exhibit 10.1 to Star Equity Holding Inc.’s Current Report on Form 8-K filed with the Commission on October 22, 2024).

10.66
Purchase and Sale Agreement of 1607 Pine Street, dated as of October 18, 2024, by and between Star Equity Holdings, Inc. and DWG Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to Star Equity Holding Inc.’s Current Report on Form 8-K filed with the Commission on October 22, 2024).

10.67
Purchase and Sale Agreement of 300 Park, dated as of May 6, 2024, by and between 300 Park Street LLC and MAG Capital Partners Acquisition LLC (incorporated by reference to Exhibit 10.1 to Star Equity Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on May 7, 2024).

10.68
Commercial Purchase Agreement of 791 Rose, dated as of May 6, 2024, by and between Rose Drive, LLC and HJ Development L.L.P. (incorporated by reference to Exhibit 10.2 to Star Equity Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on May 7, 2024).

10.69
Promissory Note Secured By Mortgage dated June 28, 2024, by and among Timber Technologies, LLC and 106 Bremer Ave, LLC (incorporated by reference to Exhibit 10.1 to Star Equity Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on July 3, 2024).

10.70
Mortgage dated June 28, 2024, by and among Timber Technologies, LLC and 106 Bremer Ave, LLC (incorporated by reference to Exhibit 10.2 to Star Equity Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on July 3, 2024).

10.71
Commercial Single-Tenant Triple Net Lease, dated as of May 6, 2024, by and between Star Equity Holdings, Inc., MAG Capital Partners Acquisition LLC and its investors, and Park Street Maine Industrial, LLC.

10.72	Commercial Single-Tenant Triple Net Lease, dated as of May 6, 2024, by and between Star Equity Holdings, Inc. and Big Lake Industrial 2024, LLC.

10.73	Lease Agreement, dated June 28, 2024, by and between Timber Technologies Solutions, Inc. and 106 Bremer Ave, LLC.

10.74
Asset Purchase Agreement, dated as of May 17, 2024, by and among Star Equity Holdings, Inc., Timber Technologies Inc., and Tom Niska and Dale Schiferl, et. al. (incorporated by reference to Exhibit 10.1 to Star Equity Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on May 20, 2024).

10.75
Loan Agreement, dated May 17, 2024, by and between Star Equity Holdings, Inc. and Bridgewater Bank (incorporated by reference to Exhibit 10.2 to Star Equity Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on May 20, 2024).

10.76
Term Promissory Note, dated May 17, 2024, by and between Timber Technologies Solutions, Inc. and Bridgewater Bank (incorporated by reference to Exhibit 10.3 to Star Equity Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on May 20, 2024).

Exhibit Number	Description
10.77
Guaranty, dated May 17, 2024, by Star Equity Holdings, Inc in favor of Bridgewater Bank (incorporated by reference to Exhibit 10.4 to Star Equity Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on May 20, 2024).

10.78	Form of Real Estate Sales Agreement (incorporated by reference to Exhibit 10.5 to Star Equity Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on May 20, 2024).

10.79
Loan and Security Agreement, dated as of April 24, 2024, by and between KBS Builders, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.1 to Star Equity Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on April 26, 2024).

10.80
Guaranty, dated April 24, 2024, by Star Equity Holdings, Inc. and Keybank National Association (incorporated by reference to Exhibit 10.2 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated April 26, 2024 (File No. 001-35947).

10.81	Agreement for Purchase and Sale of 300 Park, dated as of January 22, 2024.

10.82*	Lease Agreement, dated December 31, 2024, by and between Pine St Industrial Partners, LLC, TenNine Holdings, LLC and Edgebuilder, Inc.

19.1*	Star Equity Holdings, Inc. Insider Trading Policy.

21.1*	Subsidiaries of Star Equity Holdings, Inc.

23.1*	Consent of Wolf & Company, P.C., Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page of this Form 10-K).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Star Equity Holdings, Inc. Compensation Clawback Policy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2023).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan.

*	Filed herewith.

+	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Star Equity Holdings, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filings.
ITEM 16.FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR EQUITY HOLDINGS, INC.

Dated:	March 21, 2025	By:	/S/ RICHARD K. COLEMAN, JR.
		Name:	Richard K. Coleman, Jr.
		Title:	Chief Executive Officer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ JEFFREY E. EBERWEIN	Executive Chairman of the Board of Directors	March 21, 2025
Jeffrey E. Eberwein
/S/ RICHARD K. COLEMAN, JR.	Chief Executive Officer	March 21, 2025
Richard K, Coleman, Jr.	(Principal Executive Officer)
/S/ DAVID J. NOBLE	Chief Financial Officer	March 21, 2025
David J. Noble	(Principal Financial and Accounting Officer)
/S/ TODD M. FRUHBEIS	Director	March 21, 2025
Todd M. Fruhbeis
/S/ JENNIFER PALMER	Director	March 21, 2025
Jennifer Palmer
/S/ LOUIS A. PARKS	Director	March 21, 2025
Louis A. Parks