Form 10-Q
period 2025-03-31
STAR EQUITY HOLDINGS, INC.
filed 2025-05-14
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒
As of May 8, 2025, the registrant had 3,209,340 shares of Common Stock ($0.0001 par value) outstanding.

STAR EQUITY HOLDINGS, INC.

Important Information Regarding Forward-Looking Statements
Portions of this Quarterly Report on Form 10-Q (including information incorporated by reference) include “forward-looking statements” based on our current beliefs, expectations, and projections regarding our business strategies, market potential, future financial performance, industry, and other matters. This includes, in particular, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, as well as other portions of this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause our actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. The most significant of these risks, uncertainties, and other factors are described in “Item 1A — Risk Factors” of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission on March 21, 2025. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except for per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues:
Building Solutions**	$12,118	$9,118
Energy Services	806	—
Investments	—	—
Total revenues	12,924	9,118

Cost of revenues:
Building Solutions**	9,189	7,440
Energy Services	524	—
Investments	75	104
Total cost of revenues	9,788	7,544

Gross profit	3,136	1,574

Operating expenses:
Selling, general and administrative	5,259	4,094
Amortization of intangible assets	724	442
Total operating expenses	5,983	4,536

Income (loss) from operations	(2,847)	(2,962)

Other income (expense):
Other income (expense), net	(501)	399
Interest income (expense), net	(18)	374
Total other income (expense), net	(519)	773

Income (loss) before income taxes	(3,366)	(2,189)
Income tax benefit (provision)	2,190	(35)
Income (loss), net of tax	(1,176)	(2,224)
Dividend on Series A perpetual preferred stock	(479)	(479)
Net income (loss) attributable to common shareholders	$(1,655)	$(2,703)

Net income (loss) per share
Basic and diluted*	$(0.37)	$(0.70)
Net income (loss) per share, attributable to common shareholders
Basic and diluted*	$(0.52)	$(0.85)
Weighted-average common shares outstanding ***
Basic and diluted*	3,205	3,168

Dividends declared per share of Series A perpetual preferred stock	$0.25	$0.25
*Earnings per share may not add due to rounding
**Formerly known as Construction
***All share amounts reflect a 1 for 5 reverse stock split effective June 14, 2024, retroactively

See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2025 (unaudited)	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$1,887	$4,003
Restricted cash	1,602	1,628
Investments in equity securities	3,146	3,368
Lumber derivative contracts	57	—
Accounts receivable, net of allowances of $363 and $360, respectively	7,428	8,048
Note receivable, current portion	335	335
Inventories, net	9,983	5,397
Other current assets	1,710	1,635
Total current assets	26,148	24,414
Property and equipment, net	16,758	10,207
Operating lease right-of-use assets, net	8,235	8,289
Intangible assets, net	21,221	18,930
Goodwill	9,922	8,453
Long term Investments	1,828	2,140
Notes receivable, net of current portion	8,993	8,876
Other assets	1,735	1,739
Total assets	$94,840	$83,048

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$3,317	$2,603
Accrued liabilities	3,878	1,974
Accrued compensation	1,217	1,141
Accrued warranty	49	49
Lumber derivative contracts	—	7
Deferred revenue	3,755	2,523
Short-term debt	6,014	3,911
Operating lease liabilities, current portion	218	241
Finance lease liabilities, current portion	21	21
Total current liabilities	18,469	12,470
Long-term debt	7,457	7,405
Deferred tax liabilities	676	334
Operating lease liabilities, net of current portion	8,452	8,483
Finance lease liabilities, net of current portion	14	20
Total liabilities	35,068	28,712

Commitments and contingencies (Note 9)

Stockholder’s Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized: Series A Preferred Stock, 8,000,000 shares authorized, liquidation preference ($10.00 per share), 2,690,637 and 1,915,637 shares issued and outstanding at March 31, 2025 and December 31, 2024 (Liquidation preference: $26,738,390 and $18,988,390 as of March 31, 2025 and December 31, 2024, respectively)	26,033	18,988
Series C Preferred stock, $0.0001 par value; 25,000 shares authorized; no shares issued or outstanding	—	—

Common stock, $0.0001 par value; 10,000,000 shares authorized; 3,209,340 and 3,201,502 shares issued and outstanding (net of treasury shares) at March 31, 2025 and December 31, 2024, respectively *	2	2
Treasury stock, at cost; 125,625 and 125,625 shares at March 31, 2025 and December 31, 2024, respectively *	(6,007)	(6,007)
Additional paid-in capital	159,447	159,880
Accumulated deficit	(119,703)	(118,527)
Total stockholders’ equity	59,772	54,336
Total liabilities and stockholders’ equity	$94,840	$83,048
*All share amounts reflect a 1 for 5 reverse stock split effective June 14, 2024, retroactively

See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income (loss)	$(1,176)	$(2,224)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation of property and equipment	558	246
Amortization of intangible assets	724	442
Non-cash lease expense	383	100
Provision for bad debt, net	(24)	(24)
Stock-based compensation	51	58
Non-cash interest income	(192)	—
Gain on sale of assets	(164)	—
Impairment of Cost Method Investment	61	—
Deferred income taxes	(2,371)	2
Unrealized (gain) loss on equity securities and lumber derivatives	160	(208)
Changes in operating assets and liabilities:
Accounts receivable	3,112	1,443
Inventories	(2,884)	(1,300)
Other assets	877	158
Accounts payable	166	(68)
Accrued compensation	75	(754)
Deferred revenue and billings in excess of costs and estimated profit	1,197	330
Operating lease liabilities	(376)	(108)
Other liabilities	386	(478)
Net cash provided (used) by operating activities	563	(2,385)

Investing activities
Purchases of property and equipment	(363)	(244)
Proceeds from sale of property and equipment	100	—
Purchases of equity securities	—	(509)
Net cash received from (paid for) acquisition	(4,185)	—
Note receivable repayments	74	74
Net cash provided (used) by investing activities	(4,374)	(679)

Financing activities
Proceeds from borrowings	6,980	4,596
Repayment of debt	(4,827)	(4,691)
Taxes paid related to net share settlement of equity awards	—	(15)
Repayment of obligations under finance leases	(5)	(16)
Preferred stock dividends paid	(479)	(479)
Net cash provided (used) by financing activities	1,669	(605)
Net change in cash, cash equivalents, and restricted cash	(2,142)	(3,669)
Cash, cash equivalents, and restricted cash at beginning of period	$5,631	$18,946
Cash, cash equivalents, and restricted cash at end of period	$3,489	$15,277

Reconciliation of cash, cash equivalents, and restricted cash at end of period
Cash and cash equivalents	$1,887	$14,662
Restricted cash	1,602	615

Cash, cash equivalents, and restricted cash at end of period	$3,489	$15,277
Supplemental Information
Cash paid during the period for interest	$213	$20
Cash paid during the period for income taxes	$—	$34

Non-Cash Investing and Financing Activities
Issuance of Preferred Stock	$7,045	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares *	Amount
Balance at December 31, 2024	1,916	$18,988	3,202	$2	$(6,007)	$159,880	$(118,527)	$54,336
Stock-based compensation	—	—	—	—	—	51	—	51
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	7		—	(5)	—	(5)
Dividends to holders of preferred stock ($0.25 per share)	—	—	—	—	—	(479)	—	(479)
Issuance of Preferred Shares as part of acquisition (see Note 11)	775	7,045	—	—	—		—	7,045
Net income (loss)	—	—	—	—	—	—	(1,176)	(1,176)
Balance at March 31, 2025	2,691	$26,033	3,209	$2	$(6,007)	$159,447	$(119,703)	$59,772

	Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares *	Amount
Balance at December 31, 2023	1,916	$18,988	3,166	$2	$(5,728)	$160,126	$(108,089)	$65,299
Stock-based compensation	—	—	—	—	—	58	—	58
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	4	—	—	(15)	—	(15)
Dividends to holders of preferred stock ($0.25 per share)	—	—	—	—	—	(479)	—	(479)
Net income (loss)	—	—	—	—	—	—	(2,224)	(2,224)
Balance at March 31, 2024	1,916	$18,988	3,170	$2	$(5,728)	$159,690	$(110,313)	$62,639
*All share amounts reflect a 1 for 5 reverse stock split effective June 14, 2024, retroactively
See accompanying notes to unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation and Significant Policies
Basis of Presentation
The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed consolidated financial statements are unaudited and do not contain all of the information required by U.S. Generally Accepted Accounting Principles (“GAAP”) to be included in a full set of financial statements. The unaudited condensed Consolidated Balance Sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited consolidated financial statements for our fiscal year ended December 31, 2024, filed with the SEC on Form 10-K on March 21, 2025, include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations, cash flows, and balance sheets for such periods have been included in this Form 10-Q. All such adjustments related to operations are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.
On March 3, 2025, we completed a merger which resulted in a business combination with Alliance Drilling Tools, Inc (“ADT”) (see Note 11. “Mergers and Acquisitions”).
The Company
Star Equity Holdings, Inc. (“Star Equity,” the “Company,” “we,” or “our”) is a multi-industry diversified holding company with three divisions: Building Solutions (formerly known as Construction), Investments, and Energy Services. The Energy Services division was newly established as a result of the business combination with ADT. Our common stock and preferred stock are listed on the NASDAQ Global Market exchange as “STRR” and “STRRP,” respectively.
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
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. We limit our exposure to credit loss by generally placing cash in high credit quality financial institutions or in major money market mutual funds offered through brokerage firms. Some of our cash balances are maintained at major banking institutions in the United States, a portion of which may, from time to time, exceed the regulatory limit of $250,000 insured by the Federal Deposit Insurance Corporation (FDIC). We have not experienced any credit losses associated with our cash balances. Additionally, we have established guidelines regarding diversification of our investments and their maturities, which are designed to maintain principal and maximize liquidity. As of March 31, 2025, we had $1.4 million of cash in excess of FDIC insured limits and believe the risk of loss to be remote.
New Accounting Standards To Be Adopted
No new accounting standards were issued in the quarter ended March 31, 2025 that are expected to have a material impact on our financial statements.
Classification of Investments Segment
We consider our Investments segment to be ancillary to our core business, and, as a result, we record gains and losses on investments and real estate from the Investments segment as a component of other income (expense). We record any impairment of our cost basis investments as a component of other income (expense).

Note 2. Revenue
Disaggregation of Revenue
The following tables present our revenue disaggregated by major source for the three months ended March 31, 2025 and 2024, respectively (in thousands):

	Three Months Ended March 31, 2025
	Building Solutions	Energy Services	Total
Major Goods/Service Lines
Revenue from Contracts with Customers	$12,118	$806	$12,924
Total Revenues	$12,118	$806	$12,924

Timing of Revenue Recognition
Services and goods transferred over time	$—	$685	$685
Services and goods transferred at a point in time	12,118	121	12,239
Total Revenues	$12,118	$806	$12,924

	Three Months Ended March 31, 2024
	Building Solutions	Energy Services	Total
Major Goods/Service Lines
Revenue from Contracts with Customers	$9,118	$—	$9,118
Total Revenues	$9,118	$—	$9,118

Timing of Revenue Recognition
Services and goods transferred at a point in time	$9,118	$—	$9,118
Total Revenues	$9,118	$—	$9,118
ADT is principally engaged in the business of renting drilling tools. We also sell new drilling tools, drilling parts, supplies, and used rental tools. In addition, ADT offers repair services to support its customers. Tools purchased for sale are recorded as inventory. Tools intended for rental are recorded as part of fixed assets. Equipment rental revenue is recognized on a straight-line basis over the length of the rental contract. New tools, parts and supplies sales are recognized as revenue upon transfer of control, which generally occurs when products are picked up by or delivered to the customer. Repair services revenues are recognized in the period the services are provided. When rental drilling tools are lost-in-hole or damaged upon repair, the customer is charged a set replacement fee, which is typically included in the rental agreement and recorded as revenue. Upon the sale of other rental tools from fixed assets, we recognize a gain or loss on the sale in other income.
Deferred Revenue
Changes in deferred revenue, which consist primarily of customer deposits, for the three months ended March 31, 2025 are as follows (in thousands):

Balance at December 31, 2024	$2,523
Revenue recognized that was included in balance at beginning of the year	237
Deferred revenue, net, related to contracts entered into during the year	995
Balance at March 31, 2025	$3,755

Note 3. Basic and Diluted Net Income (Loss) Per Share
We present net income (loss) per share attributable to common stockholders in conformity with the two-class method required for participating securities, as the warrants are considered participating securities. We have not allocated net income (loss) attributable to common stockholders to warrants because the holders of our warrants are not contractually obligated to share in our income (loss). Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to common stockholders is calculated to give effect to all potential shares of common stock, including common stock issuable upon the exercise of warrants, stock options, and restricted stock units (“RSUs”). In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive. All share amounts reflect a 1 for 5 reverse stock split effective June 14, 2024, retroactively.
The following table sets forth the reconciliation of shares used to compute basic and diluted net income (loss) per share for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Numerator:
Income (loss), net of tax	$(1,176)	$(2,224)
Dividend on Series A perpetual preferred stock	(479)	(479)
Net income (loss) attributable to common shareholders	$(1,655)	$(2,703)

Denominator:
Weighted average common shares outstanding	3,205	3,168
Weighted average prefunded warrants outstanding	—	—
Weighted average shares outstanding - basic and diluted	3,205	3,168

Income (loss), net of tax, per share
Basic and diluted	$(0.37)	$(0.70)
Net income (loss) per share, attributable to common shareholders
Basic and diluted	$(0.52)	$(0.85)
Antidilutive common stock equivalents are excluded from the computation of diluted income (loss) per share. The computation of diluted earnings per share excludes stock options, RSUs, and stock warrants that are antidilutive. The following common stock equivalents were antidilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options	—	—
Restricted stock units	6	17
Stock warrants	2,373	2,373
Total	2,379	2,390
*All share amounts reflect a 1 for 5 reverse stock split effective June 14, 2024, retroactively

Note 4. Supplementary Balance Sheet Information
Inventories
The components of inventories are as follows (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$3,619	$2,644
Work-in-process	535	735
Finished goods	5,829	2,018
Total inventories	9,983	5,397
Less reserve for excess and obsolete inventories	—	—
Total inventories, net	$9,983	$5,397
ADT's inventory, amounting to $1.7 million as of March 31, 2025, consists of equipment, parts and supplies which are classified as finished goods using the weighted average cost method.
Property and Equipment
Property and equipment consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Land	$1,134	$795
Buildings and leasehold improvements	8,854	5,573
Transportation	296	—
Machinery and equipment	9,635	6,540
Gross property and equipment	19,919	12,908
Accumulated depreciation	(3,161)	(2,701)
Total property and equipment, net	$16,758	$10,207
As of March 31, 2025, we held non-operating land and a building in Oxford, Maine for investment and potential future use which had a carrying value of $0.6 million and was included within property and equipment on the Consolidated Balance Sheets.
ADT rental equipment, amounting to $2.8 million at March 31, 2025, consists of equipment utilized in our equipment rental operations. When rental equipment is acquired, we use historical experience, industry residual value, and the monitoring of market conditions to set depreciation rates. The Company estimates the period that we will hold the asset, primarily based on historical measures of the amount of equipment usage and the targeted age of equipment at the time of disposal. As of March 31, 2025, rental equipment is being depreciated over a five year period.
Warranty Reserves
Within our Building Solutions division, KBS Builders, Inc. (“KBS”) provides a limited assurance warranty on its residential homes that covers substantial defects in materials or workmanship for a period of 12 months after delivery to the owner. EdgeBuilder, Inc. (“EdgeBuilder”) provides a limited warranty on the sale of its wood foundation products that covers leaks resulting from defects in workmanship for a period of twenty-five years. Timber Technologies Solutions, Inc (“TT”) provides a fifty-year limited warranty to the original buyer of its products, qualified by the original buyer’s obligation to ensure that the products are properly handled, stored, and installed. Historical losses related to the Timber Technologies warranty have been insignificant and therefore no reserve has been established. Estimated future warranty costs are accrued and charged to cost of goods sold in the period that the related revenue is recognized. Within our Energy Services division, we do not provide warranties on our products.

Notes Receivable
Notes receivable consists of the following principal and interest balances as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
	Principal and interest	Principal and interest
Catalyst Note	$8,398	$8,206
MDOS Note	819	894
KBS Customer Note	111	111
Total note receivable	9,328	9,211
Less current portion	335	335
Note receivable, net of current portion	$8,993	$8,876
As a part of the sale of Digirad Health in May 2023, we entered into a $7 million promissory note (the “Catalyst Note”) which represents an unsecured note receivable on our balance sheet. The note has a maturity date of May 3, 2029 with payment-in-kind (non-cash) interest on the outstanding principal balance hereof to accrue at the Interest Rate. The full balance is scheduled to be paid at the maturity date. The Interest Rate is defined as (i) during the period from the date of issuance of the note through the third anniversary of the date of issuance of the note, a per annum rate equal to the sum of (x) 5.0% per annum plus (y) the greater of 5.0% per annum and the weighted average term SOFR-based interest rate of outstanding loans under the Senior Loan Agreement (as defined in the Purchase Agreement) during such period, and (ii) during the period following the third anniversary of the date of issuance of the note, a per annum rate equal to the sum of (x) 5.0% per annum plus (y) the greater of 7.0% per annum and the weighted average term SOFR-based interest rate of outstanding loans under the Senior Loan Agreement during such period.
In 2021, we completed the sale of MD Office Solutions in exchange for a secured promissory note (the “MDOS Note”). This note, the principal of which is approximately $0.8 million at March 31, 2025, is included in “Notes receivable, current portion” and “Notes receivable” in our Consolidated Balance Sheet at March 31, 2025 for $0.2 million and $0.6 million, respectively. The MDOS Note requires quarterly installments of $74 thousand and incurs interest at a fixed rate of 5.0% through maturity in 2028.
In 2023, KBS issued a promissory note to a customer, incurring 12% interest per annum (the “KBS Customer Note”). The KBS Customer Note is included in “Notes receivable, current portion” in the Consolidated Balance Sheets at March 31, 2025.
The Company evaluates its notes receivable portfolio under the Current Expected Credit Loss (“CECL”) model and determined that no material allowance for credit losses was necessary as of March 31, 2025.
Long Term Investments
Below are the components of our Long Term Investments as of March 31, 2025 and December 31, 2024 (in thousands):

	Method of Accounting	March 31, 2025	December 31, 2024
Investment in Catalyst	Cost Method	$1,324	$1,385
Investment in Enservco-Common Stock	Fair Value Election	343	496
Investment in Enservco-Preferred Stock	Fair Value Election	132	191
Investment in Enservco-Call Option	Fair Value Election	29	68
Total		$1,828	$2,140
Investment in Catalyst
As a part of the sale of Digirad Health, we received $6.0 million in the common equity of Catalyst Parent, which is held in our Investments Segment. We have elected the measurement alternative under ASC 321, Investments-Equity Securities. The measurement alternative election allows for equity securities that do not have readily determinable fair values to be recorded at cost, with adjustments for impairment and certain observable price changes reflected in earnings. Such securities are adjusted to fair value when an observable price change occurs or impairment is identified. As of March 31, 2025, we have recorded a total impairment to the Cost Method Investment in the amount of $4.7 million, including the impairment recorded in the first quarter of 2025 of $0.1 million. We recorded the impairment as we considered the financial performance of Catalyst relative to the average earnings from comparable companies. This impairment is recorded as a part of other income (expense) on the Consolidated Statement of Operations.

Investment in Enservco
On August 9, 2024, we completed an investment in Enservco pursuant to the Share Exchange Agreement in which we agreed to issue to Enservco 250,000 shares of 10% Series A Cumulative Perpetual Preferred Stock (“STRRP”) representing $2.6 million of value in exchange for 9,023,035 Enservco Common Shares, representing 19.9% of the equity interests of Enservco, and 3,476,965 Enservco Preferred Shares and certain options included in the Share Exchange Agreement. Enservco also agreed to appoint one Company representative to the Enservco board of directors. We also issued a $1 million Note to Enservco to facilitate Enservco’s acquisition of Buckshot Trucking, LLC. The Note was collateralized by the STRRP shares issued to Enservco.
Under the Share Exchange Agreement, we have additional purchase rights (a “call option”), but not obligations, including the 12-month option to participate in any financings to maintain the pro-rata ownership interest in Enservco and the 12-month option to exchange another $2.5 million of STRRP for additional shares of Enservco common stock.
The Investment in Enservco represents an investment in a voting interest entity (“VOE”). Under the voting interest model, for legal entities other than partnerships, the usual condition for control is ownership, directly or indirectly, of more than 50 percent of the outstanding voting shares of an entity. The Company does not have ownership of more than 50 percent of the outstanding voting shares of Enservco. As a result, the results of operations and financial position of Enservco are not included in our consolidated financial statements.
The Investment in Enservco is required to be accounted for using the equity method of accounting under ASC 323, Equity Method Investments and Joint Ventures, as we are deemed to have significant influence over Enservco based upon GAAP rules. Pursuant to the guidance in ASC 323, we elected the fair value option pursuant to ASC 825-10-15, wherein the financial instrument is initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting date, with changes in the estimated fair value recognized as other income (expense) in the statement of operations.
Our initial valuation of the Investment in Enservco for the common and preferred shares was based upon the market price at the transaction date. The fair value of the preferred shares on a per-unit basis was determined to approximate the fair value of the common shares after consideration of the features and benefits of the preferred shares. In forming this determination, we considered a number of objective and subjective factors, including third-party valuations and company specific economic outlook. To determine the fair value of the call option, the Company used the Black-Scholes option pricing model taking the stock price of $0.17 at the date of acquisition and $0.04 at March 31, 2025, a twelve-month risk-free yield of 4.0% and a volatility of 179% observed in Enservco’s historical common stock price history. As a result, the preferred shares and call option is included in the Level 3 of the fair value hierarchy.
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

We hold the Investment in Enservco in the Investments Segment. As of March 31, 2025, we owned 9,024,035 shares of Common Stock and 3,476,965 shares of Mandatorily Convertible Preferred Stock, representing approximately 22% of the total outstanding Enservco Common Stock assuming all preferred stock was converted. At March 31, 2025, the total fair value of the Investment in Enservco was approximately $504 thousand. The unrealized loss, included as a component of other income (expense), in our condensed consolidated statements of income related to our Investment in Enservco was $251 thousand for the three months ended March 31, 2025.
See Note 6. “Fair Value Measurements” for further discussion of the fair value hierarchy disclosures.
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
The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$381	$116

Finance lease cost:
Amortization of finance lease assets	$17	$21
Interest on finance lease liabilities	1	1
Total finance lease cost	$18	$22
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$319	$100
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	5	16

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$—
Supplemental balance sheet information related to leases was as follows:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (in years)
Operating leases	17.1	17.2
Finance leases	2.3	2.3

Weighted average discount rate
Operating leases	12.92%	12.90%
Finance leases	5.80%	5.80%
We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of March 31, 2025 were as follows (in thousands):

	Operating Leases	Finance Leases
2025 (excludes the three months ended March 31, 2025)	$971	$19
2026	1,270	17
2027	1,144	1
2028	1,173	—
2029	1,204	—
2030 and thereafter	18,137	—
Total future minimum lease payments	23,899	37
Less amounts representing interest	15,229	2
Present value of lease obligations	$8,670	$35
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
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy our assets and liabilities that were recorded at fair value as of March 31, 2025 and December 31, 2024 (in thousands):
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value as of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Equity securities	$3,146	$—	$—	$3,146
Lumber derivative contracts	57	—	—	57
Investment in Enservco	343	—	161	504
BLL acquisition related earn-out	—	—	(152)	(152)
Total	$3,546	$—	$9	$3,555

	Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Equity securities	$3,368	$—	$—	$3,368
Lumber derivative contracts	(7)	—	—	(7)
Investment in Enservco	496	—	259	755
BLL acquisition related earn-out	—	—	(152)	(152)
Total	$3,857	$—	$107	$3,964
The table below presents the reconciliation for all Level 3 assets for the three months ended March 31, 2025. See Note 4. “Supplementary Balance sheet Information” for the discussion of inputs to Level 3 assets.

Level 3 Rollforward	Enservco Preferred stock	Enservco Call Option	Total
Beginning Balance	$191	$68	$259
Purchases	—	—	—
Accrued Interest	—	—	—
Unrealized gain (loss)	(59)	(39)	(98)
Ending Balance	$132	$29	$161
The tables below present reconciliations for all Level 3 liabilities for the three months ended March 31, 2025 and March 31, 2024, respectively. The Level 3 liabilities consist of an earnout liability associated with the Big Lake Lumber (“BLL”) acquisition in 2023.

Level 3 Rollforward	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Beginning Balance	$152	$169
Change in fair value of earn-out	—	—
Ending Balance	$152	$169
Equity Securities
The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on March 31, 2025 and December 31, 2024, respectively, and recorded in “Investments in equity securities” in the condensed Consolidated Balance Sheets.
Gains and losses from investments in equity securities are recorded in other income (expense) in the condensed Consolidated Statements of Operations and included the following for the three months ended March 31, 2025 and 2024, respectively:

	March 31, 2025	March 31, 2024
Unrealized gain (loss) on equity securities	$(224)	$228
Realized gain (loss) on equity securities	0	0
Total gain (loss) on equity securities	$(224)	$228
Lumber Derivative Contracts
We may enter into lumber derivative contracts in order to protect our gross profit margins from fluctuations caused by lumber price volatility. Such contracts, which are generally entered into to protect the gross margins on our wall panel contracts at EdgeBuilder and Glenbrook Building Supply, Inc. (“Glenbrook” and referred to jointly with EdgeBuilder as “EBGL”), are recorded within current assets or liabilities in the condensed Consolidated Balance Sheets. As of March 31, 2025, we had a net long (buying) position of 1,017,500 board feet under thirty-seven lumber derivatives contracts. As of December 31, 2024, we had a net long (buying) position of 467,500 board feet under seventeen lumber derivatives contracts.
Gains and losses from lumber derivative contracts are recorded in the cost of goods sold of the condensed Consolidated Statements of Operations and included the following for the three months ended March 31, 2025 and 2024, respectively:

	March 31, 2025	March 31, 2024
Unrealized gain (loss) on lumber derivatives	$64	$(20)
Realized gain (loss) on lumber derivatives	(1)	16
Total gain (loss) on lumber derivatives	$63	$(4)

Note 7. Debt
A summary of debt as of March 31, 2025 and December 31, 2024 is as follows (dollars in thousands):

	March 31, 2025		December 31, 2024
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - Austin ADT	$1,454	9.25%	$—	—%
Revolving Credit Facility - Premier EBGL	2,646	8.00%	2,156	8.75%
Revolving Credit Facility - KeyBank KBS	—	—%	—	—%
Total Short-term Revolving Credit Facilities	$4,100	8.44%	$2,156	8.75%

Austin - ADT Term Loan	$160	9.25%	$—	—%
Term Loan Secured by Mortgage	354	7.50%	355	7.50%
Bridgewater - TT Term Loan	1,400	7.85%	1,400	7.85%
Total Short-term debt	$6,014	8.27%	$3,911	8.30%

Austin - ADT Term Loan, net of current portion	$479	9.25%	$—	—%
Term Loan Secured by Mortgage, net of current portion	2,548	7.50%	2,625	7.50%
Bridgewater - TT Term Loan, net of current portion	4,430	7.85%	4,780	7.85%
Long Term Debt, net of current portion	$7,457	7.82%	$7,405	7.73%

Total Debt	$13,471	7.58%	$11,316	7.93%
Austin Loan Agreement
On March 3, 2025, ADT entered into a Loan and Security Agreement (the “Austin Loan Agreement”) with Austin Financial Services, Inc. (“Austin”) providing ADT with a working capital line of credit of up to $3.0 million and a term loan of $639.0 thousand, subject to the conditions and procedures set forth in the Austin Loan Agreement. Availability under the Austin Loan Agreement is based on a formula tied to ADT’s eligible accounts receivable, inventory and equipment, and borrowings bear interest at the prime rate plus 1.75%, with interest payable monthly and the outstanding principal balance payable March 4, 2028 (the “Maturity Date”). The Austin Loan Agreement also provides for certain fees payable to Austin during its term. The term loan payment is approximately $13 thousand per month. The loan is secured by substantially all assets of ADT and is subject to certain covenants.
Premier Facility
On August 16, 2023, EdgeBuilder and Glenbrook (referred to herein as the “EBGL Borrowers”), entered into a Revolving Credit Loan Agreement with Premier Bank (“Premier”), which was subsequently amended on December 5, 2023 to provide the EBGL Borrowers with a working capital line of credit of up to $6.0 million (the “Premier Loan Agreement”). Availability under the Premier Loan Agreement is based on a formula tied to the EBGL Borrowers’ eligible accounts receivable, inventory and equipment. Borrowings under the Premier Loan Agreement bear interest at the prime rate plus 0.75% (and a minimum interest rate of 6.75%), with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement expired on December 5, 2024 but may be extended from time to time at the request of the EBGL Borrowers, subject to approval by Premier. The term of the Premier Loan Agreement has been extended to December 5, 2025, The EBGL Borrowers’ obligations under the Premier Loan Agreement are guaranteed by the Company and secured by all of their inventory, equipment, accounts and other intangibles. As of March 31, 2025, availability under the Premier Loan Agreement was approximately $1.1 million. Premier holds $600 thousand of restricted cash associated with the Premier Facility.
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

KeyBank Facility
On April 24, 2024, KBS entered into a Loan and Security Agreement (the “KeyBank Loan Agreement”) with KeyBank National Association (“KeyBank”) providing KBS with a working capital line of credit of up to $4.0 million, subject to the conditions and procedures set forth in the KeyBank Loan Agreement. All borrowings under the KeyBank Loan Agreement bear interest at the Adjusted Daily SOFR Rate (as defined in the KeyBank Loan Agreement) plus 3%, with interest payable monthly and the outstanding principal balance payable on April 30, 2025 (the “Maturity Date”). We signed an extension on May 13, 2025 extending the Maturity Date to June 29, 2025. The KeyBank Loan Agreement also provides for certain fees payable to KeyBank during its term. The initial term of the KeyBank Loan Agreement expires on the Maturity Date but may be extended from time to time at the request of KBS, subject to approval by KeyBank. KBS’ obligations under the KeyBank Loan Agreement are guaranteed by the Company and secured by all of KBS’ inventory, equipment, accounts and other intangibles, and all proceeds of the foregoing. Simultaneous with the execution of the KeyBank Loan Agreement, the Company entered into that certain Guaranty, dated April 24, 2024 (the “Guaranty”), pursuant to which the Company agreed to guarantee all amounts borrowed by KBS under the KeyBank Loan Agreement.
In the fourth quarter of 2024, KeyBank modified the covenants such that KBS is required to (i) have EBITDA of no less than $300 thousand for the three months ended December 31, 2024, and no less than $600 thousand for the six month ended March 31, 2025 (the “EBITDA covenant”); (ii) maintain a ratio of its Operating Cash Flow to its Total Fixed Charges of at least 1.25 to 1.0 measured quarterly for the preceding twelve month period, commencing with the fiscal quarter ending June 30, 2025, and for each subsequent fiscal quarter thereafter (the “FCCR Covenant”). Until such requirements are met, KBS is unable to upstream cash.
As of March 31, 2025, KBS was in compliance with the EBITDA covenant. The balance outstanding under the line was $0 as of March 31, 2025.
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
Financial covenants require that TT maintain (i) a ratio of Cash Flow to Total Fixed Charges of not less than 1.30 to 1.00 as measured on each applicable Measurement Date on a trailing twelve (12) month basis; the first Measurement Date is September 30, 2024; (ii) maintain a ratio of Senior Funded Debt to trailing twelve (12) month Adjusted EBITDA not to exceed 3.00 to 1.00 as measured on each applicable Measurement Date for a Measurement Period; the first Measurement Date is June 30, 2025; (iii) maintain a ratio of Total Funded Debt to trailing twelve (12) month adjusted EBITDA not to exceed 4.00 to 1.00 as measured on each applicable Measurement Date for a Measurement Period; the first Measurement Date is June 30, 2025. TT was not in compliance with the Cash Flow to Total Fixed Charges covenant as of March 31, 2025, TT obtained a waiver from Bridgewater as of March 31, 2025.

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
For the three months ended March 31, 2025, we recorded an income tax benefit of $2.2 million within continuing operations.
For the three months ended March 31, 2024, we recorded an income tax expense of $35 thousand within continuing operations.
The income tax benefit for the three months ended March 31, 2025 includes a discrete benefit of $2.0 million related to the valuation allowance release associated with Star’s pre-existing tax attributes in relation to purchase accounting. Deferred tax liabilities were recorded in the ADT purchase accounting which provided support for the release of a portion of Star’s valuation allowance when the entities were combined. An additional income tax benefit of $189 thousand was recorded for the estimated benefit of post-acquisition losses, which will further decrease the deferred tax liabilities established in the ADT purchase accounting.
As of March 31, 2025, we had unrecognized tax benefits of approximately $300 thousand related to uncertain tax positions. Included in the unrecognized tax benefits were $300 thousand of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.

Note 10. Segments
Our reportable segments are based upon our internal organizational structure, the manner in which our operations are managed, the criteria used by our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), to evaluate segment performance, the availability of separate financial information, and overall materiality considerations. Effective as of the acquisition of ADT on March 3, 2025, our business divisions are organized into the following three reportable segments, reflecting the manner in which our CODM assesses performance and allocates resources:
1.Building Solutions
2.Energy Services
3.Investments
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
Segment information for the three months ended March 31, 2025 and 2024, respectively, is as follows (in thousands):

	Building Solutions	Energy Services	Investments	Corporate and Intersegment eliminations	Total
For the Three Months Ended March 31, 2025
Revenues	$12,118	$806	$158	$(158)	$12,924
Cost of revenues	9,189	524	75	—	9,788
Gross profit	2,929	282	83	(158)	3,136
Selling, general and administrative	2,906	274	50	2,029	5,259
Amortization of intangible assets	724	—	—	—	724
Income (loss) from operations	$(701)	$8	$33	$(2,187)	$(2,847)

EBITDA, unaudited	$332	$190	$(428)	$(2,160)	$(2,066)
Depreciation and amortization	(1,015)	(183)	(75)	(9)	(1,282)
Interest income (expense), net	(182)	1	155	8	(18)
Income tax benefit (provision)	—	—	—	2,190	2,190
Income (loss) net of tax	$(865)	$8	$(348)	$29	$(1,176)

	Building Solutions	Energy Services	Investments	Corporate and Intersegment eliminations	Total
For the Three Months Ended March 31, 2024
Revenues	$9,118	$—	$188	$(188)	$9,118
Cost of revenues	7,440	—	104	—	7,544
Gross profit	1,678	—	84	(188)	1,574
Selling, general and administrative	2,133	—	40	1,920	4,094
Amortization of intangible assets	442	—	—	—	442
Income (loss) from operations	$(898)	$—	$44	$(2,108)	$(2,962)

EBITDA, unaudited	$(322)	$—	$376	$(1,930)	$(1,875)
Depreciation and amortization	(567)	—	(104)	(17)	(688)
Interest income (expense), net	(36)	—	191	219	374
Income tax benefit (provision)	—	—	—	(35)	(35)
Income (loss), net of tax	$(925)	$—	$463	$(1,762)	$(2,224)

Note 11. Mergers and Acquisitions
Alliance Drilling Tools
On March 3, 2025 (the “Closing Date”), we entered into a Merger Agreement through which we acquired ADT.
ADT operates a drilling equipment supply and repair business serving the oil and gas, geothermal, mining and water-well industries, with operations primarily in Texas and Wyoming. ADT is principally engaged in the business of renting equipment. ADT also sells used rental equipment, new equipment, parts and supplies, and offers repair services to support its customers.
In connection with the closing of the transaction, we paid the sellers total consideration which includes the following (in thousands):

Cash payments	$4,185
Preferred shares at fair value	7,045
Indemnity liability to sellers	1,000
Working capital liability to sellers	250
Estimated amount due to seller	89
$12,568
At the closing $1.25 million of cash consideration and 100,000 of the preferred shares were held back from the sellers, subject to indemnification and working capital provisions. The liability related to working capital is expected to be settled within 30 days after 120 days of the Closing Date and is recorded as a current liability on our condensed consolidated balance sheet. The indemnity liability is expected to be settled within the earlier of 15 days of ADT’s 2025 audited financials, which is expected to be within the earlier of 12 months of March 31, 2025, or 18 months of the Closing Date. We have recorded this as a current liability on our condensed consolidated balance sheet. The preferred shares held back are considered to be issued and outstanding at March 31, 2025 and are expected to be settled within 12 months of the Closing Date.
In accordance with ASC 805, Business Combinations, we accounted for this transaction as a business combination and recorded the acquired assets of ADT at their estimated fair value. The valuation of assets acquired and liabilities assumed has not yet been finalized as of March 31, 2025. The purchase price allocation is preliminary and subject to change, including the valuation of property and equipment, intangible assets, inventory, income taxes, and goodwill, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value. This business is reported as part of our Energy Services segment.
The following table sets forth the purchase price allocation of ADT to the estimated fair value of assets acquired as of the acquisition date (in thousands):

At March 3, 2025
Cash and cash equivalents	$545
Accounts receivable	2,468
Inventory	1,702
Other current assets	40
Land and Buildings	3,255
Equipment	3,426
Intangibles	3,100
Accounts payable	(547)
Other accrued liabilities	(177)
Deferred income taxes	(2,712)
Net assets acquired (liabilities assumed)	11,100
Goodwill	1,468
Estimated purchase price	$12,568

The $3.1 million of identified intangible assets was allocated as follows (in thousands):

	Fair Value	Useful Life (years)
Trade Names	$500	15
Customer Relationships	2,600	10
Fair value of identified intangible assets	$3,100
Goodwill and intangibles of $1.5 million and $3.1 million, respectively, were assigned to the Energy Services segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of ADT.
The Company recognized $0.5 million of acquisition related costs including legal and accounting that were expensed in 2024 and 2025.
The revenue and net income of ADT from March 4, 2025 through March 31, 2025 totaled $806 thousand and $8 thousand, respectively.
The following represents certain information from the unaudited pro forma condensed Consolidated Statement of Operations as if ADT had been included in the consolidated results of the Company for the three months ending March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
Pro-forma	2025	2024
Revenue	$14,680	$11,367
Gross Profit	4,067	2,843
Net loss	$(1,385)	$(1,841)
Timber Technologies Solutions
On May 17, 2024, we acquired, through certain wholly owned subsidiaries, substantially all of the assets of Timber Technologies Inc. and, on June 28, 2024, the real assets of Timber Properties, LLC (collectively, “TT”) for total consideration of $23.7 million consisting of cash of $19.7 million, $1.0 million of escrow funds included in accrued liabilities, and a Term Loan Secured by a Mortgage of $3.0 million. We are also subject to payments due to the sellers contingent upon the achievement of certain EBITDA metrics over a 2-year period which may result in total payments not to exceed $4.1 million, 50% of which is payable in cash and 50% of which is payable in Series A Preferred Stock. These payments are also contingent upon the continued employment of the individual sellers. We have concluded that these payments are akin to compensation and will be recorded if and as such compensation is earned. For the three months ended March 31, 2025, we have accrued no amounts related to these payments as such achievement is deemed to have not been met. We have restricted $1.0 million of cash associated with the escrow funds payable to the sellers within 12 months after the acquisition as defined in the escrow agreement.
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
The following represents certain information from the unaudited pro forma condensed Consolidated Statement of Operations as if TT had been included in the consolidated results of the Company for the three months ending March 31, 2024 (in thousands):

Three Months Ended March 31,
2024
Revenue	$13,152
Gross profit	3,496
Net income (loss), net of tax	$(879)
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of TT to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment and intangible assets had been applied on January 1, 2024, together with the consequential tax effects.
Note 12. Related Party Transactions
As of March 31, 2025, Mr. Eberwein, the Executive Chairman of our Board of Directors, owned 818,462 shares of Common Stock, representing approximately 25.50% of our outstanding Common Stock. In addition, as of March 31, 2025, Mr. Eberwein owned 1,182,414 shares of Series A Preferred Stock.
As a result of our long term investments, during 2025 and 2024 our CEO held a Catalyst board position, and during 2024 held an Enservco board position.
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
On February 14, 2025, we announced that our board of directors declared a cash dividend to holders of our Series A Preferred Stock of $0.25 per share for an aggregate amount of approximately $0.5 million. The record date for this dividend was March 1, 2025, and the payment date was March 10, 2025. As of March 31, 2025, we are current on our preferred dividend payments.

Note 14. Equity Transactions
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
As of March 31, 2025, of the warrants issued through the public offering we closed on May 28, 2020, 1.0 million warrants were exercised and 1.4 million warrants remained outstanding, which represents 0.1 million shares of common stock equivalents, at an exercise price of $11.25. For every 1 warrant .10 of a share shall be issued. These warrants will expire in May 2025.
As of March 31, 2025, of the warrants issued through the public offering we closed on January 24, 2022, there were 10.9 million warrants outstanding at an exercise price of $7.50, and no prefunded warrants outstanding. The 0.3 million prefunded warrants were exercised at $0.01 per share in the third quarter of 2023. For every 1 warrant .20 of a share shall be issued. These warrants will expire in January 2027.
On August 7, 2024, the Company’s Board authorized a stock buyback program for the repurchase of up to $1 million of the Company’s common stock. The Company repurchased $0.3 million worth, or 73,855 shares, of its common stock in 2024. Under the new stock repurchase program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases, or otherwise in accordance with federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”).

Note 15. Preferred Stock Rights
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
The Board may redeem all (but not less than all) of the Rights for a redemption price of $0.0001 per Right at any time before a person or group has become an Acquiring Person. Once the Rights are redeemed, the right to exercise the Rights will terminate, and the only right of the holders of such Rights will be to receive the redemption price. The redemption price will be adjusted if the Company declares a stock split or issues a stock dividend on common stock. There is no impact to financial results as a result of the adoption of the Rights Plan for the three months ended March 31, 2025.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements that involve risks and uncertainties. Please see “Important Information Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and related notes thereto for the fiscal year ended December 31, 2024, which were included in our Annual Report on Form 10-K, filed with the SEC on March 21, 2025.
The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.
Overview
Star Equity Holdings, Inc. (“Star Equity,” the “Company,” “we,” “our”) is a diversified multi-industry holding company with three divisions. Our Building Solutions division, formerly called our “Construction” division, is our largest division and operates in the construction industry, a key sector of the economy. Our Energy Services division was created as a result of the acquisition of Alliance Drilling Tools, Inc. (“ADT’) in the first quarter of 2025. In addition, we have an Investments division.
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
Our Energy Services division currently consists of ADT, a Wyoming and Texas based provider of drilling tools and services to the Energy industry, a key sector of the economy. ADT is a full-service downhole drilling tool company which provides sale and rental tools in the Oil & Gas, Geothermal, Mining, and Waterwells sectors. ADT is strategically located near premier oilfields in the Rockies, a geothermal and mining hub, and in Midland, TX within the Permian Basin. ADT’s business model allows for the majority of costs, such as freight, repairs, and damages to be passed directly to customers.
Our Investments division holds and manages certain of our corporate-owned real estate, including a manufacturing facility in Maine that is leased to KBS and a manufacturing facility in Wisconsin that is leased to TT. The Investments division manages internally-funded, concentrated minority investments in a number of public companies. It also holds and manages a promissory note and a private equity stake in Catalyst. We acquired these interests in May 2023 as a result of the sale of Digirad Health. Our Investments division also holds an investment in Enservco Corporation consisting of an investment in Enservco Common Stock, an investment in Enservco Preferred Stock, and an investment in a call option, all of which were acquired in the third quarter of 2024 and which is discussed in Note 4. Supplementary Balance Sheet Information to the notes to our accompanying condensed consolidated financial statements.
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
The demand for our Energy services offering is tied in part to oil and gas prices, drilling activity, and capital expenditures by E&P companies. Reuters recently reported that the total U.S. rig count is down 4% year-over-year.
Risks arising from global economic instability and conflicts, wars, and health crises could impact our business. In addition, the inflation caused by such events may impact demand for our products and services and our cost to provide products and services.
Segments
Our reportable segments are based upon our internal organizational structure, the manner in which our operations are managed, the criteria used by our Chief Executive Officer / Chief Operating Decision Maker (“CODM”), to evaluate segment performance, the availability of separate financial information, and overall materiality considerations. Our business divisions are organized into the following three reportable segments, reflecting the manner in which our CODM assesses performance and allocates resources.
•Building Solutions (formerly known as our Construction division)
•Energy Services

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
Energy Services
Our Energy Services division currently consists of ADT, a Wyoming and Texas based provider of tools and services to the Energy industry, a key sector of the economy, which we acquired in March 2025. ADT is a full-service downhole drilling tool company which provides sale and rental tools in the Oil & Gas, Geothermal, Mining, and Waterwells sectors. ADT is strategically located near premier oilfields in the Rockies, a geothermal and mining hub, and in Midland, TX within the Permian Basin. ADT’s business model allows for the majority of costs, such as freight, repairs, and damages to be passed directly to customers.
Investments
At March 31, 2025, we hold two real estate assets in our portfolio which we leased to our Building Solutions subsidiaries; one property is leased to KBS and one property is leased to TT. These properties are located in Oxford, Maine and Colfax, Wisconsin, respectively. In addition, we continue to expand our investment activities and have established minority positions in the equity securities of a small number of publicly traded companies, as well as the debt and equity holdings in TTG and Enservco.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue and net income or loss, as well as on the value of certain assets and liabilities on our condensed Consolidated Balance Sheets. We believe that the estimates, assumptions, and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on

Form 10-K for the fiscal year ended December 31, 2024 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our results for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	Percent of Revenues	2024	Percent of Revenues	Change from Prior Year
					Dollars	Percent *
Total revenues	$12,924	100.0%	$9,118	100.0%	$3,806	41.7%
Total cost of revenues	9,788	75.7%	7,544	82.7%	2,244	29.7%
Gross profit	3,136	24.3%	1,574	17.3%	1,562	99.2%
Total operating expenses	5,983	46.3%	4,536	49.7%	1,447	31.9%
Income (loss) from operations	(2,847)	22.0%	(2,962)	32.5%	115	3.9%
Total other income (expense)	(519)	4.0%	773	8.5%	(1,292)	(167.1)%
Income (loss) before income taxes	(3,366)	26.0%	(2,189)	24.0%	(1,177)	(53.8)%
Income tax benefit (provision)	2,190	16.9%	(35)	0.4%	2,225	6,357.1%
Net income (loss)	$(1,176)	9.1%	$(2,224)	24.4%	$1,048	47.1%
Percentage may not add due to rounding
Revenues
Building Solutions Revenue
Building Solutions revenue is summarized as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Building Solutions Revenue	$12,118	$9,118	$3,000	32.9%
Building Solutions revenues increased in the first quarter of 2025 versus the first quarter of 2024 primarily as a result of the inclusion of revenues from TT in 2025 and improved results at KBS. These were partially offset by slower business activity at EBGL. Economic headwinds, higher interest rates, and project delays contributed to the slowdown which we continue to believe is temporary. Our backlog and sales pipeline indicate continued strong demand for new projects, and, although the revenue impact and timing are uncertain, customer feedback and the improving interest rate environment make us confident in our ability to convert this pipeline into signed contracts in the coming months.
Energy Services Revenue
Energy Services revenue consists of the results of ADT from the date of acquisition as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Energy Services Revenue	$806	$—	$806	N/M

Gross Profit
Building Solutions Gross Profit
Building Solutions gross profit and margin is summarized as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Building Solutions gross profit (loss)	$2,929	$1,678	$1,251	74.6%
Building Solutions gross margin	24.2%	18.4%
Building Solutions gross profit and gross margin increased primarily as a result of the inclusion of revenues from TT, which are generally higher than those in our other wood-based businesses, and improved gross profit and gross margin at KBS as production increased and we realized direct labor efficiencies.
Energy Services Gross Profit
Energy Services gross profit consists of the results of ADT from the date of acquisition as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Energy Services gross profit (loss)	$282	$—	$282	N/M
Energy Services gross margin	35.0%	—%
Investments Gross Loss
Investments gross loss is summarized as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Investments gross profit (loss)	$(75)	$(104)	$29	27.9%
Investments gross loss relates to depreciation expense associated with the commercial facilities that we own. These consist of an idle facility in Maine, and a manufacturing facility at TT in Wisconsin (“TT facility”). In 2024 these included the properties sold as part of our sale leaseback transactions. Depreciation expense decreased in 2025 versus 2024 primarily due to the elimination of depreciation expense on our properties which were sold as part of our sale leaseback transactions, partially offset by the addition of depreciation expense related to the TT facility. We record unrealized and realized gains on sales of our investments and real estate, as well as asset impairment, as a component of other income/expense.
Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Three Months Ended March 31,				Percent of Revenues
	2025	2024	Change		2025	2024
			Dollars	Percent
Selling, general and administrative	$5,259	$4,094	$1,165	28.5%	40.7%	44.9%
Amortization of intangible assets	724	442	282	63.8%	5.6%	4.8%
Total operating expenses	$5,983	$4,536	$1,447	31.9%	46.3%	49.7%
On a consolidated basis, there was a $1.2 million increase in sales, general and administrative expenses (“SG&A”). The major driver of this increase in the first quarter of 2025 was the inclusion of SG&A from TT and, to a lesser extent, ADT. SG&A, as a percentage of revenue, decreased to 41% for the three months ended March 31, 2025 versus 45% in the prior year period due to a higher revenue base.

Total Other Income (Expense)
Total other income (expense) is summarized as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Other income (expense), net	$(501)	$399
Interest income (expense), net	(18)	374
Total other income (expense), net	$(519)	$773
Other income (expenses), net, for the three months ended March 31, 2025 and 2024 is predominately comprised of unrealized gains and losses from available for sale securities recorded in our Investments division and finance costs. 2025 also includes the unrealized loss on our Investment in Enservco of $251 thousand and an impairment of our Catalyst cost method investment of $61 thousand.
Interest income (expense), net, for the three months ended March 31, 2025 decreased compared to 2024 due to a less favorable net cash and debt position in 2025.
Income Tax Expense
For the three months ended March 31, 2025 and 2024 we recorded a $2.2 million income tax benefit and a $35 thousand income tax expense, respectively. See Note 9. “Income Taxes” within the notes to our condensed consolidated financial statements for further information related to the income taxes.
Liquidity and Capital Resources
Overview
Summary Cash Flows
The following table shows cash flow information for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$563	$(2,385)
Net cash provided by (used in) investing activities	$(4,374)	$(679)
Net cash provided by (used in) financing activities	$1,669	$(605)
Cash Flows from Operating Activities
For the three months ended March 31, 2025, net cash provided by operating activities was $0.6 million, compared to $2.4 million in net cash used in operating activities in 2024. The increase in net cash provided by operating activities is attributable to favorable results from operations, particularly in our Building Solutions division, and strong accounts receivable collections.
Cash Flows from Investing Activities
For the three months ended March 31, 2025, net cash used in investing activities, was $4.4 million, compared to 2024 net cash used in investing activities of $0.7 million, primarily attributable to cash paid for the acquisition of ADT in 2025 of $4.2 million.
Cash Flows from Financing Activities
For the three months ended March 31, 2025, net cash provided by financing activities was $1.7 million, compared to net cash used in financing activities of $0.6 million in 2024. The increase in cash provided by financing activities relates to higher net debt utilization on our credit facilities and debt entered into to fund the ADT acquisition.
Sources of Liquidity
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations as well as our lines of credit and other debt instruments. As of March 31, 2025, we had $1.9 million of cash and cash equivalents. As discussed in Note 7, “Debt,” we have approximately $13.5 million in debt at March 31, 2025.
Common Stock Equity Offering
As of March 31, 2025, of the warrants issued through the public offering we closed on May 28, 2020, 1.0 million warrants had been exercised and 1.4 million warrants remained outstanding, which represents 0.1 million shares of common stock equivalents, at an exercise price of $11.25. As of March 31, 2025, of the warrants issued through the public offering we closed on January 24, 2022, no warrants had been exercised and 10.9 million warrants remained outstanding, which represents 2.2 million shares of common stock equivalents, at an exercise price of $7.50 and no prefunded warrants were outstanding. Additionally, the Company issued to its underwriter 237,500 common stock purchase warrants (the “Underwriter’s Warrants”) to purchase up to 47,500 shares of Common Stock at an exercise price of $8.25 per common warrant. These warrants are outstanding at March 31, 2025.
See Note 14. “Equity Transactions” in the accompanying notes to the unaudited condensed consolidated financial statements for further details.
Credit Facilities
Austin Loan Agreement
On March 3, 2025, ADT entered into a Loan and Security Agreement (the “Austin Loan Agreement”) with Austin Financial Services, Inc. (“Austin”) providing ADT with a working capital line of credit of up to $3.0 million and a term loan of $639 thousand, subject to the conditions and procedures set forth in the Austin Loan Agreement. Availability under the Austin Loan Agreement is based on a formula tied to ADT’s eligible accounts receivable, inventory and equipment, and borrowings bear interest at the prime rate plus 1.75%, with interest payable monthly and the outstanding principal balance payable March 4, 2028 (the “Maturity Date”). The Austin Loan Agreement also provides for certain fees payable to Austin during its term. The term loan payment is approximately $13 thousand per month. The loan is secured by substantially all assets of ADT and is subject to certain covenants.
Premier Facility
On August 16, 2023, EdgeBuilder and Glenbrook (the “EBGL Borrowers”), entered into a Revolving Credit Loan Agreement with Premier Bank (“Premier”) providing the EBGL Borrowers with a working capital line of credit of up to $4.0 million, which was subsequently increased to $6.0 million pursuant to a subsequent agreement on December 5, 2023 (the “Premier Loan Agreement”). Availability under the Premier Loan Agreement is based on a formula tied to the EBGL Borrowers’ eligible accounts receivable, inventory and equipment. Borrowings under the Premier Loan Agreement bear interest at the prime rate plus 0.75% (and a minimum interest rate of 6.75%), with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement expired on December 5, 2024 but may be extended from time to time at the request of the EBGL Borrowers, subject to approval by Premier. The term of the Premier Loan Agreement has been extended to December 5, 2025, The EBGL Borrowers’ obligations under the Premier Loan Agreement are guaranteed by the Company and secured by all of their inventory, equipment, accounts and other intangibles. As of March 31, 2025, availability under the Premier Loan Agreement was approximately $1.1 million. Premier holds $600 thousand of restricted cash associated with the Premier Facility.
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
KeyBank Facility
On April 24, 2024, KBS entered into a Loan and Security Agreement (the “KeyBank Loan Agreement”) with KeyBank National Association (“KeyBank”) providing KBS with a working capital line of credit of up to $4.0 million, subject to the conditions and procedures set forth in the KeyBank Loan Agreement. All borrowings under the KeyBank Loan Agreement bear interest at the Adjusted Daily SOFR Rate (as defined in the KeyBank Loan Agreement) plus 3%, with interest payable monthly and the outstanding principal balance payable on April 30, 2025 (the “Maturity Date”). We signed an extension on May 13, 2025 extending the Maturity Date to June 29, 2025. The KeyBank Loan Agreement also provides for certain fees payable to KeyBank during its term. The initial term of the KeyBank Loan Agreement expires on the Maturity Date but may be extended from time to time at the request of KBS, subject to approval by KeyBank. KBS’ obligations under the KeyBank Loan Agreement are guaranteed by the Company and secured by all of KBS’ inventory, equipment, accounts and other intangibles, and all proceeds of the foregoing. Simultaneous with the execution of the KeyBank Loan Agreement, the Company entered into that certain Guaranty, dated April 24, 2024 (the “Guaranty”), pursuant to which the Company agreed to guarantee all amounts borrowed by KBS under the KeyBank Loan Agreement.

In the fourth quarter of 2024, KeyBank modified the covenants such that KBS is required to (i) have EBITDA of no less than $300 thousand for the three months ended December 31, 2024, and no less than $600 thousand for the six months ended March 31, 2025 (the “EBITDA covenant”); (ii) maintain a ratio of its Operating Cash Flow to its Total Fixed Charges of at least 1.25 to 1.0 measured quarterly for the preceding twelve month period, commencing with the fiscal quarter ending June 30, 2025, and for each subsequent fiscal quarter thereafter (the “FCCR Covenant”). Until such requirements are met, KBS is unable to upstream cash.
As of March 31, 2025, KBS was in compliance with the EBITDA covenant. The balance outstanding under the line was $0 at March 31, 2025.
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
Financial covenants require that TT maintain (i) a ratio of Cash Flow to Total Fixed Charges of not less than 1.30 to 1.00 as measured on each applicable Measurement Date on a trailing twelve (12) month basis; the first Measurement Date is September 30, 2024; (ii) maintain a ratio of Senior Funded Debt to trailing twelve (12) month Adjusted EBITDA not to exceed 3.00 to 1.00 as measured on each applicable Measurement Date for a Measurement Period; the first Measurement Date is June 30, 2025; (iii) maintain a ratio of Total Funded Debt to trailing twelve (12) month adjusted EBITDA not to exceed 4.00 to 1.00 as measured on each applicable Measurement Date for a Measurement Period; the first Measurement Date is June 30, 2025. TT was not in compliance with the Cash Flow to Total Fixed Charges covenant as of March 31, 2025. TT obtained a waiver from Bridgewater at March 31, 2025.
Off-Balance Sheet Arrangements
As of March 31, 2025, there were no off-balance sheet arrangements.

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
Management has not yet determined whether the effectiveness of ADT’s controls will be assessed in 2025.
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
ITEM 1A.RISK FACTORS
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which we filed with the SEC on March 21, 2025. Except as noted below, the risks and uncertainties described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
Security Trading Plans of Directors and Executive Officers
None of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2025, as such terms are defined under Item 408(a) or Regulation S-K.

ITEM 6.EXHIBITS

Exhibit Number	Description

10.1
Purchase and Sale Agreement of 1607 Pine Street, dated as of October 16, 2024, by and between Star Equity Holdings, Inc. and LTI8000 LLC (incorporated by reference to Exhibit 10.1 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated October 22, 2024 (File No. 001-35947).

10.2
Purchase and Sale Agreement of 1607 Pine Street, dated as of October 18, 2024, by and between Star Equity Holdings, Inc. and DWG Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated October 22, 2024 (File No. 001-35947).

10.3
Agreement and Plan of Merger, by and among Star Equity Holdings, Inc., Alliance Transaction Inc., Alliance Drilling Solutions, Inc., ADT Parent, LLC, Alliance Drilling Tools, LLC, The Sellers Named Herein, and Bruce McGovern, et. al., dated as of March 3, 2025 (incorporated by reference to Exhibit 10.1 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated March 4, 2025).

10.4
Loan and Security Agreement, by and among Austin Financial Services, LLC and Alliance Drilling Tools, LLC, dated as of March 3, 2025 (incorporated by reference to Exhibit 10.2 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated March 4, 2025).

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

STAR EQUITY HOLDINGS, INC.

Date:	May 14, 2025	By:	/s/ RICHARD K. COLEMAN, JR.
Richard K. Coleman, Jr. Chief Executive Officer (Principal Executive Officer)

/s/ DAVID J. NOBLE
David J. Noble Chief Financial Officer (Principal Financial and Accounting Officer)