Form 10-Q
period 2025-06-30
STAR EQUITY HOLDINGS, INC.
filed 2025-08-13
CIK 707388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒
As of August 8, 2025, the registrant had 3,234,978 shares of Common Stock ($0.0001 par value) outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Building Solutions**	$20,384	$13,483	$32,502	$22,601
Energy Services	3,324	—	4,130	—
Investments	—	—	—	—
Total revenues	23,708	13,483	36,632	22,601

Cost of revenues:
Building Solutions**	15,141	11,254	24,330	18,694
Energy Services	2,240	—	2,764	—
Investments	74	13	149	117
Total cost of revenues	17,455	11,267	27,243	18,811

Gross profit	6,253	2,216	9,389	3,790

Operating expenses:
Selling, general and administrative	6,420	5,339	11,679	9,433
Amortization of intangible assets	785	590	1,509	1,032
Total operating expenses	7,205	5,929	13,188	10,465

Income (loss) from operations	(952)	(3,713)	(3,799)	(6,675)

Other income (expense):
Other income (expense), net	4,940	(334)	4,439	65
Interest income (expense), net	(80)	221	(98)	595
Total other income (expense), net	4,860	(113)	4,341	660

Income (loss) before income taxes	3,908	(3,826)	542	(6,015)
Income tax benefit (provision)	(457)	39	1,733	4
Net Income (loss)	3,451	(3,787)	2,275	(6,011)
Dividend on Series A perpetual preferred stock	(673)	(479)	(1,152)	(958)
Net income (loss) attributable to common shareholders	$2,778	$(4,266)	$1,123	$(6,969)

Net income (loss) per share
Basic*	$1.08	$(1.19)	$0.71	$(1.90)
Diluted*	$1.07	$(1.19)	$0.71	$(1.90)
Net income (loss) per share, attributable to common shareholders
Basic*	$0.87	$(1.34)	$0.35	$(2.20)
Diluted*	$0.86	$(1.34)	$0.35	$(2.20)
Weighted-average common shares outstanding ***
Basic*	3,205	3,172	3,212	3,170
Diluted*	3,214	3,172	3,222	3,170

Dividends declared per share of Series A perpetual preferred stock	$0.25	$0.25	$0.50	$0.50
*Earnings per share may not add due to rounding
**Formerly known as Construction
***All share amounts reflect a 1 for 5 reverse stock split effective June 14, 2024, retroactively

See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2025 (unaudited)	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$1,861	$4,003
Restricted cash	1,608	1,628
Investments in equity securities	1,763	3,368
Lumber derivative contracts	13	—
Receivable from brokers	6,684	—
Accounts receivable, net of allowances of $369 and $360, respectively	11,698	8,048
Note receivable, current portion	300	335
Inventories, net	9,207	5,397
Other current assets	2,051	1,635
Total current assets	35,185	24,414
Property and equipment, net	16,653	10,207
Operating lease right-of-use assets, net	8,184	8,289
Intangible assets, net	20,399	18,930
Goodwill	9,922	8,453
Long term Investments	1,217	2,140
Notes receivable, net of current portion	9,124	8,876
Other assets	1,730	1,739
Total assets	$102,414	$83,048

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$4,230	$2,603
Accrued liabilities	6,718	1,974
Accrued compensation	1,686	1,141
Accrued warranty	50	49
Lumber derivative contracts	—	7
Deferred revenue	3,007	2,523
Short-term debt	7,345	3,911
Operating lease liabilities, current portion	227	241
Finance lease liabilities, current portion	21	21
Total current liabilities	23,284	12,470
Long-term debt	6,988	7,405
Deferred tax liabilities	1,129	334
Operating lease liabilities, net of current portion	8,392	8,483
Finance lease liabilities, net of current portion	8	20
Total liabilities	39,801	28,712

Commitments and contingencies (Note 9)

Stockholder’s Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized: Series A Preferred Stock, 8,000,000 shares authorized, liquidation preference ($10.00 per share), 2,690,637 and 1,915,637 shares issued and outstanding at June 30, 2025 and December 31, 2024 (Liquidation preference: $26,033,140 and $18,988,390 as of June 30, 2025 and December 31, 2024, respectively)	26,033	18,988
Series C Preferred stock, $0.0001 par value; 25,000 shares authorized; no shares issued or outstanding	—	—

Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,225,545 and 3,201,502 shares issued and outstanding (net of treasury shares) at June 30, 2025 and December 31, 2024, respectively *	2	2
Treasury stock, at cost; 125,625 and 125,625 shares at June 30, 2025 and December 31, 2024, respectively *	(6,007)	(6,007)
Additional paid-in capital	158,837	159,880
Accumulated deficit	(116,252)	(118,527)
Total stockholders’ equity	62,613	54,336
Total liabilities and stockholders’ equity	$102,414	$83,048
*All share amounts reflect a 1 for 5 reverse stock split effective June 14, 2024, retroactively

See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income (loss)	$2,275	$(6,011)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation of property and equipment	1,237	451
Amortization of intangible assets	1,509	1,032
Non-cash lease expense	123	203
Provision for bad debt, net	(24)	(48)
Stock-based compensation	114	128
Non-cash interest income	(397)	—
Realized gain on sale of investments	(5,072)	—
Impairment of Cost Method Investment	432	1,290
Deferred income taxes	(1,918)	(37)
Unrealized (gain) loss on equity securities and lumber derivatives	160	94
Gross profit from sale of lost-in-hole equipment	(385)	—
Changes in operating assets and liabilities:
Accounts receivable	(971)	604
Inventories	(2,107)	467
Other assets	374	(1,416)
Accounts payable	1,081	295
Accrued compensation	544	(707)
Deferred revenue and billings in excess of costs and estimated profit	450	(518)
Operating lease liabilities	(119)	(215)
Other liabilities	1,550	123
Net cash provided (used) by operating activities	(1,144)	(4,265)

Investing activities
Purchases of property and equipment	(1,098)	(263)
Proceeds from sale of lost-in-hole equipment	199	—
Proceeds from sale of property and equipment	100	—
Purchases of equity securities	(258)	(257)
Proceeds from sales of equity securities	543	527
Net cash received from (paid for) acquisition	(4,185)	(19,100)
Note receivable repayments	149	149
Net cash provided (used) by investing activities	(4,550)	(18,944)

Financing activities
Proceeds from borrowings	15,744	21,259
Repayment of debt	(11,050)	(11,951)
Repayment of obligations under finance leases	(10)	(28)
Preferred stock dividends paid	(1,152)	(958)
Net cash provided (used) by financing activities	3,532	8,322
Net change in cash, cash equivalents, and restricted cash	(2,162)	(14,887)
Cash, cash equivalents, and restricted cash at beginning of period	$5,631	$18,946
Cash, cash equivalents, and restricted cash at end of period	$3,469	$4,059

Reconciliation of cash, cash equivalents, and restricted cash at end of period

Cash and cash equivalents	$1,861	$2,457
Restricted cash	1,608	1,602
Cash, cash equivalents, and restricted cash at end of period	$3,469	$4,059
Supplemental Information
Cash paid during the period for interest	$394	$146
Cash paid during the period for income taxes	$—	$92

Non-Cash Investing and Financing Activities
Noncash property, plant, and equipment obtained in exchange for term loan	$—	$3,000
Receivable from broker related to sale of equity securities	$6,684	$—
Issuance of Preferred Stock	$7,045	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

STAR EQUITY HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares *	Amount
Balance at December 31, 2024	1,916	$18,988	3,202	$2	$(6,007)	$159,880	$(118,527)	$54,336
Stock-based compensation	—	—	—	—	—	51	—	51
Shares issued under stock incentive plans	—	—	7	—	—	(5)	—	(5)
Dividends to holders of preferred stock ($0.25 per share)	—	—	—	—	—	(479)	—	(479)
Issuance of Preferred Shares as part of acquisition (see Note 11)	775	7,045	—	—	—	—	—	7,045
Net income (loss)	—	—	—	—	—	—	(1,176)	(1,176)
Balance at March 31, 2025	2,691	$26,033	3,209	$2	$(6,007)	$159,447	$(119,703)	$59,772
Stock-based compensation	—	—	—	—	—	63	—	63
Shares issued under stock incentive plans	—	—	16	—	—	—	—	—
Dividends to holders of preferred stock ($0.25 per share)	—	—	—	—	—	(673)	—	(673)
Net income (loss)	—	—	—	—	—	—	3,451	3,451
Balance at June 30, 2025	2,691	$26,033	3,225	$2	$(6,007)	$158,837	$(116,252)	$62,613

	Perpetual Preferred Stock		Common stock		Treasury Stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares *	Amount
Balance at December 31, 2023	1,916	$18,988	3,165	$2	$(5,728)	$160,126	$(108,089)	$65,299
Stock-based compensation	—	—	—	—	—	58	—	58
Shares issued under stock incentive plans, net of shares withheld for employee taxes	—	—	4	—	—	(15)	—	(15)
Dividends to holders of preferred stock ($0.25 per share)	—	—	—	—	—	(479)	—	(479)
Net income (loss)	—	—	—	—	—	—	(2,224)	(2,224)
Balance at March 31, 2024	1,916	$18,988	3,169	$2	$(5,728)	$159,690	$(110,313)	$62,639
Stock-based compensation	—	—	—	—	—	70	—	70
Shares issued for fractional shares in conjunction with reverse stock split	—	—	55	—	—	—	—	—
Dividends to holders of preferred stock ($0.25 per share)	—	—	—	—	—	(479)	—	(479)
Net income (loss)	—	—	—	—	—	—	(3,787)	(3,787)
Balance at June 30, 2024	1,916	$18,988	3,224	$2	$(5,728)	$159,281	$(114,100)	$58,443
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
The Company
Star Equity Holdings, Inc. (“Star Equity,” “Star”, the “Company,” “we,” or “our”) is a multi-industry diversified holding company with three divisions: Building Solutions (formerly known as Construction), Investments, and Energy Services. The Energy Services division was newly established as a result of the business combination with ADT. Our common stock and preferred stock are listed on the NASDAQ Global Market exchange as “STRR” and “STRRP,” respectively.
On May 21, 2025, Hudson Global, Inc. (“Hudson”), HSON Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Hudson (“Merger Sub”), and Star Equity, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Star Equity, with Star Equity continuing as the surviving corporation of the merger (the “Merger”), and a wholly owned subsidiary of Hudson. Subject to the terms and conditions of the Merger Agreement, upon the closing of the Merger and the other transactions contemplated by the Merger Agreement, each then-outstanding share of Star Equity common stock will be converted into the right to receive 0.23 shares of Hudson common stock calculated in accordance with the terms of the Merger Agreement and each then-outstanding share of Star Equity Series A preferred stock will be converted into the right to receive one (1) share of newly created Hudson Series A preferred stock in accordance with the terms of the Merger Agreement. The Company intends to seek the approval of its stockholders for the Merger at its special meeting of stockholders, currently scheduled for August 21, 2025. Additional information regarding the proposed Merger and the upcoming stockholder meeting is set forth in the Company’s Current Report on Form 8-K dated May 22, 2025, Hudson’s registration statement on Form S-4 (File No. 333-288531) declared effective by the SEC on July 22, 2025 and the Company’s joint proxy statement/prospectus dated July 23, 2025.
If the Merger is consummated, pursuant to the Merger Agreement, Star Equity will become a wholly owned subsidiary of Hudson. In such case, Star Equity will be delisted from NASDAQ and will cease to be a public company with reporting obligations pursuant to the Exchange Act.
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

Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. We limit our exposure to credit loss by generally placing cash in high credit quality financial institutions or in major money market mutual funds offered through brokerage firms. Some of our cash balances are maintained at major banking institutions in the United States, a portion of which may, from time to time, exceed the regulatory limit of $250,000 insured by the Federal Deposit Insurance Corporation (FDIC). We have not experienced any credit losses associated with our cash balances. Additionally, we have established guidelines regarding diversification of our investments and their maturities, which are designed to maintain principal and maximize liquidity. As of June 30, 2025, we had $1.3 million of cash in excess of FDIC insured limits and believe the risk of loss to be remote.
New Accounting Standards To Be Adopted
The Company has evaluated new accounting standards issued during 2025 that are expected to, or may, have a material impact on its financial statements. With exception to the below, there are no new accounting standards which require further consideration:
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): clarifying the Effective Date of ASU 2024-03. ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of these standards will have on its financial statements.
Classification of Investments Segment
We consider our Investments segment to be ancillary to our core business, and, as a result, we record gains and losses on investments and real estate from the Investments segment as a component of other income (expense). We record any impairment of our cost basis investments as a component of other income (expense).
Note 2. Revenue
Disaggregation of Revenue
The following tables present our revenue disaggregated by major source for the three and six months ended June 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended June 30, 2025
	Building Solutions	Energy Services	Total
Major Goods/Service Lines
Revenue from Contracts with Customers	$20,384	$3,324	$23,708
Total Revenues	$20,384	$3,324	$23,708

Timing of Revenue Recognition
Services and goods transferred over time	$—	$2,222	$2,222
Services and goods transferred at a point in time	20,384	1,102	21,486
Total Revenues	$20,384	$3,324	$23,708

	Three Months Ended June 30, 2024
	Building Solutions	Energy Services	Total
Major Goods/Service Lines
Revenue from Contracts with Customers	$13,483	$—	$13,483
Total Revenues	$13,483	$—	$13,483

Timing of Revenue Recognition
Services and goods transferred at a point in time	$13,483	$—	$13,483
Total Revenues	$13,483	$—	$13,483

	Six Months Ended June 30, 2025
	Building Solutions	Energy Services	Total
Major Goods/Service Lines
Revenue from Contracts with Customers	$32,502	$4,130	$36,632
Total Revenues	$32,502	$4,130	$36,632

Timing of Revenue Recognition
Services and goods transferred over time	$—	$2,907	$2,907
Services and goods transferred at a point in time	32,502	1,223	33,725
Total Revenues	$32,502	$4,130	$36,632

	Six Months Ended June 30, 2024
	Building Solutions	Energy Services	Total
Major Goods/Service Lines
Revenue from Contracts with Customers	$22,601	$—	$22,601
Total Revenues	$22,601	$—	$22,601

Timing of Revenue Recognition
Services and goods transferred over time	$22,601	$—	$22,601
Total Revenues	$22,601	$—	$22,601
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
ADT’s equipment rental agreements, generally contain provisions whereby should the rented tools or components provided to a customer be deemed to be irretrievably lost during downhole operations, commonly referred to as “lost-in-hole,” the Company has the right to reimbursement for such losses. Amounts billed to customers are at an agreed upon price relative to the specific piece of equipment, the revenue of which is recognized at the time the loss of the equipment is confirmed.
The gross profit recognized from this transaction is the difference between the amounts billed to the customer and the net book value of the lost equipment. This gross profit is presented as a separate line item in the statement of cash flows under operating activities, and the cash received in connection with these activities is presented as an offset to cash purchases of property and equipment in the investing section of the statement of cash flows, to the extent it does not exceed the cash used for the purchases of the replacement equipment. Revenue recognized for the period ended June 30, 2025, totaled to $385,000. No significant lost-in-hole reimbursements were outstanding or contingent as of that date.

Deferred Revenue
Changes in deferred revenue, which consist primarily of customer deposits, for the six months ended June 30, 2025 are as follows (in thousands):

Balance at December 31, 2024	$2,523
Revenue recognized that was included in balance at beginning of the year	737
Deferred revenue, net, related to contracts entered into during the year	(253)
Balance at June 30, 2025	$3,007
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
The following table sets forth the reconciliation of shares used to compute basic and diluted net income (loss) per share for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net Income (loss)	$3,451	$(3,787)	$2,275	$(6,011)
Dividend on Series A perpetual preferred stock	(673)	(479)	(1,152)	(958)
Net income (loss) attributable to common shareholders	$2,778	$(4,266)	$1,123	$(6,969)

Denominator:
Weighted average common shares outstanding	3,205	3,172	3,212	3,170
Weighted average prefunded warrants outstanding	—	—	—	—
Weighted average shares outstanding - basic	3,205	3,172	3,212	3,170
Dilutive potential common shares:
Restricted stock units	9	—	10	—
Weighted average shares outstanding - diluted	3,214	3,172	3,222	3,170

Income (loss), net of tax, per share
Basic	$1.08	$(1.19)	$0.71	$(1.90)
Diluted	$1.07	$(1.19)	$0.71	$(1.90)
Net income (loss) per share, attributable to common shareholders
Basic	$0.87	$(1.34)	$0.35	$(2.20)
Diluted	$0.86	$(1.34)	$0.35	$(2.20)
For the periods ended June 30, 2024, common stock equivalents were excluded from the computation of diluted loss per share, as they were antidilutive. The following table details common stock equivalents which were antidilutive (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Restricted stock units	34	27
Stock warrants	2,373	2,373
Total	2,407	2,400
Common stock equivalents are excluded in periods with losses as they are antidilutive in nature. For the three and six months ended June 30, 2025 2.2 million stock warrants were excluded from EPS calculations as they were antidilutive.
*All share amounts reflect a 1 for 5 reverse stock split effective June 14, 2024, retroactively
Note 4. Supplementary Balance Sheet Information
Inventories
The components of inventories are as follows (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$4,494	$2,644
Work-in-process	557	735
Finished goods	4,156	2,018
Total inventories, net	$9,207	$5,397
ADT's inventory, amounting to $1.6 million as of June 30, 2025, consists of component equipment, parts and supplies which are classified as raw materials using the weighted average cost method.
Property and Equipment
Property and equipment consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Land	$1,134	$795
Buildings and leasehold improvements	8,854	5,573
Transportation	296	—
Machinery and equipment	10,306	6,540
Gross property and equipment	20,590	12,908
Accumulated depreciation	(3,937)	(2,701)
Total property and equipment, net	$16,653	$10,207
Depreciation expense for the three and six months ended June 30, 2025 was $0.7 million and $1.2 million respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2024, respectively.
As of June 30, 2025, we held non-operating land and a building in Oxford, Maine for investment and potential future use which had a carrying value of $0.6 million and was included within property and equipment on the Consolidated Balance Sheets.
Included in machinery and equipment in the above table is rental equipment with a net book value of approximately $3.3 million, related to our energy services segment.
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
Notes Receivable
Notes receivable consists of the following principal and interest balances as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
	Principal and interest	Principal and interest
Catalyst Note	$8,603	$8,206
MDOS Note	745	894
KBS Customer Note	76	111
Total note receivable	9,424	9,211
Less current portion	300	335
Note receivable, net of current portion	$9,124	$8,876
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
In 2021, we completed the sale of MD Office Solutions in exchange for a secured promissory note (the “MDOS Note”). This note, the principal of which is approximately $0.7 million at June 30, 2025, is included in “Notes receivable, current portion” and “Notes receivable” in our Consolidated Balance Sheet at June 30, 2025 for $0.2 million and $0.5 million, respectively. The MDOS Note requires quarterly installments of $74 thousand and incurs interest at a fixed rate of 5.0% through maturity in 2028.
In 2023, KBS issued a promissory note to a customer, incurring 12% interest per annum (the “KBS Customer Note”). The KBS Customer Note is included in “Notes receivable, current portion” in the Consolidated Balance Sheets at June 30, 2025.
The Company evaluates its notes receivable portfolio under the Current Expected Credit Loss (“CECL”) model and determined that no material allowance for credit losses was necessary as of June 30, 2025.
Long Term Investments
Below are the components of our Long Term Investments as of June 30, 2025 and December 31, 2024 (in thousands):

	Method of Accounting	June 30, 2025	December 31, 2024
Investment in Catalyst	Cost Method	$953	$1,385
Investment in Enservco-Common Stock	Fair Value Election	191	496
Investment in Enservco-Preferred Stock	Fair Value Election	73	191
Investment in Enservco-Call Option	Fair Value Election	—	68
Total		$1,217	$2,140

Investment in Catalyst
As a part of the sale of Digirad Health, we received $6.0 million in the common equity of Catalyst Parent, which is held in our Investments Segment. We have elected the measurement alternative under ASC 321, Investments-Equity Securities. The measurement alternative election allows for equity securities that do not have readily determinable fair values to be recorded at cost, with adjustments for impairment and certain observable price changes reflected in earnings. Such securities are adjusted to fair value when an observable price change occurs or impairment is identified. As of June 30, 2025, we have recorded a total impairment to the Cost Method Investment in the amount of $5.0 million, including the impairment recorded in 2025 of $0.4 million. We recorded the impairment as we considered the financial performance of Catalyst relative to the average earnings from comparable companies. This impairment is recorded as a part of other income (expense) on the Consolidated Statement of Operations.
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
The Investment in Enservco is required to be accounted for using the equity method of accounting under ASC 323, Equity Method Investments and Joint Ventures, as the Company is deemed to have significant influence over Enservco based upon GAAP rules. Pursuant to the guidance in ASC 323, the Company elected the fair value option as allowed pursuant to ASC 825-10-15, wherein the financial instrument is initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting date, with changes in the estimated fair value recognized as other income (expense) in the statement of operations.
Our initial valuation of the Investment in Enservco for the common and preferred shares was based upon the market price at the transaction date. The fair value of the preferred shares on a per-unit basis was determined to approximate the fair value of the common shares after consideration of the features and benefits of the preferred shares. In forming this determination, we considered a number of objective and subjective factors, including third-party valuations and company specific economic outlook. To determine the fair value of the call option, the Company used the Black-Scholes option pricing model taking the stock price of $0.17 at the date of acquisition and $0.04 at June 30, 2025, a twelve-month risk-free yield of 4.0% and a volatility of 179% observed in Enservco’s historical common stock price history. As a result, the preferred shares and call option is included in the Level 3 of the fair value hierarchy.
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
We hold the Investment in Enservco in the Investments Segment. As of June 30, 2025, we owned 9,023,035 shares of Enservco Common Stock, representing approximately 15.5% of Enservco’s outstanding common stock, and 3,476,965 shares of Mandatorily Convertible Preferred Stock representing approximately 22% of the total outstanding Enservco Common Stock assuming all preferred stock was converted. At June 30, 2025, the total fair value of the Investment in Enservco was approximately $264 thousand. The unrealized loss, included as a component of other income (expense), in our condensed consolidated statements of income related to our Investment in Enservco was $491 thousand for the six months ended June 30, 2025.
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
The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$381	$117	$763	$233

Finance lease cost:
Amortization of finance lease assets	$17	$21	$33	$38
Interest on finance lease liabilities	—	1	1	2
Total finance lease cost	$17	$22	$34	$40

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$639	$201
Operating cash flows from finance leases	$1	$2
Financing cash flows from finance leases	$10	$28

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$—
Supplemental balance sheet information related to leases was as follows:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (in years)
Operating leases	17.0	17.2
Finance leases	2.3	2.3

Weighted average discount rate
Operating leases	12.94%	12.90%
Finance leases	5.80%	5.80%
We are committed to making future cash payments on non-cancelable operating leases and finance leases (including interest). The future minimum lease payments due under both non-cancelable operating leases and finance leases having initial or remaining lease terms in excess of one year as of June 30, 2025 were as follows (in thousands):

	Operating Leases	Finance Leases
2025 (excludes the six months ended June 30, 2025)	$651	$12
2026	1,270	17
2027	1,144	1
2028	1,173	—
2029	1,204	—
2030 and thereafter	18,137	—
Total future minimum lease payments	$23,579	$30
Less amounts representing interest	14,960	1
Present value of lease obligations	$8,619	$29
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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy our assets and liabilities that were recorded at fair value as of June 30, 2025 and December 31, 2024 (in thousands):
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Equity securities	$1,763	$—	$—	$1,763
Lumber derivative contracts	13	—	—	13
Investment in Enservco	191	—	73	264
BLL acquisition related earn-out	—	—	(167)	(167)
Total	$1,967	$—	$(94)	$1,873

	Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Equity securities	$3,368	$—	$—	$3,368
Lumber derivative contracts	(7)	—	—	(7)
Investment in Enservco	496	—	259	755
BLL acquisition related earn-out	—	—	(152)	(152)
Total	$3,857	$—	$107	$3,964
The table below presents the reconciliation for all Level 3 assets for the three and six months ended June 30, 2025. See Note 4. “Supplementary Balance sheet Information” for the discussion of inputs to Level 3 assets.

Level 3 Rollforward	Enservco Preferred stock	Enservco Call Option	Total
Beginning Balance December 31,2024)	$191	$68	$259
Unrealized gain (loss)	(59)	(39)	(98)
Ending Balance March 31, 2025	$132	$29	$161
Unrealized gain (loss)	(59)	(29)	(88)
Ending Balance June 30, 2025	$73	$—	$73
The tables below present reconciliations for all Level 3 liabilities for the three and six months ended June 30, 2025 and June 30, 2024, respectively. The Level 3 liabilities consist of an earnout liability associated with the Big Lake Lumber (“BLL”) acquisition in 2023.

	2025	2024
Beginning Balance December 31	$152	$169
Change in fair value of earn-out	—	—
Balance as at March 31	$152	$169
Change in fair value of earn-out	15	—
Balance as at June 30	$167	$169
Equity Securities
The investment in equity securities consists of common stock of publicly traded companies. The fair value of these securities is based on the closing prices observed on June 30, 2025 and December 31, 2024, respectively, and recorded in “Investments in equity securities” in the condensed Consolidated Balance Sheets.
Gains and losses from investments in equity securities are recorded in other income (expense) in the condensed Consolidated Statements of Operations and included the following for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,
	2025	2024
Unrealized gain (loss) on equity securities	$44	$(303)
Realized gain (loss) on equity securities	5,553	—
Total gain (loss) on equity securities	$5,597	$(303)

	Six Months Ended June 30,
	2025	2024
Unrealized gain (loss) on equity securities	$(180)	$(75)
Realized gain (loss) on equity securities	5,554	34
Total gain (loss) on equity securities	$5,374	$(41)
During the quarter ended June 30, 2025, we recognized a $5.5 million realized gain primarily related to the Servotronics tender offer. As of June 30, 2025 we have recorded a $6.7 million receivable due from broker associated with this tender offer.
Lumber Derivative Contracts
We may enter into lumber derivative contracts in order to protect our gross profit margins from fluctuations caused by lumber price volatility. Such contracts, which are generally entered into to protect the gross margins on our wall panel contracts at EdgeBuilder and Glenbrook Building Supply, Inc. (“Glenbrook” and referred to jointly with EdgeBuilder as “EBGL”), are recorded within current assets or liabilities in the condensed Consolidated Balance Sheets. As of June 30, 2025, we had a net long (buying) position of 550,000 board feet under twenty lumber derivatives contracts. As of December 31, 2024, we had a net long (buying) position of 467,500 board feet under seventeen lumber derivatives contracts.
Gains and losses from lumber derivative contracts are recorded in the cost of goods sold of the condensed Consolidated Statements of Operations and included the following for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,
	2025	2024
Unrealized gain (loss) on lumber derivatives	$44	$1
Realized gain (loss) on lumber derivatives	42	(62)
Total gain (loss) on lumber derivatives	$86	$(61)

	Six Months Ended June 30,
	2025	2024
Unrealized gain (loss) on lumber derivatives	$20	$(19)
Realized gain (loss) on lumber derivatives	(43)	(46)
Total gain (loss) on lumber derivatives	$(23)	$(65)

Note 7. Debt
A summary of debt as of June 30, 2025 and December 31, 2024 is as follows (dollars in thousands):

	June 30, 2025		December 31, 2024
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility - Austin ADT	$1,846	9.25%	$—	—%
Revolving Credit Facility - Premier EBGL	3,584	8.00%	2,156	8.75%
Revolving Credit Facility - KeyBank KBS	—	—%	—	—%
Total Short-term Revolving Credit Facilities	$5,430	8.42%	$2,156	8.75%

Austin - ADT Term Loan	$160	9.25%	$—	—%
Term Loan Secured by Mortgage	355	7.50%	355	7.50%
Bridgewater - TT Term Loan	1,400	7.85%	1,400	7.85%
Total Short-term debt	$7,345	8.29%	$3,911	8.30%

Austin - ADT Term Loan, net of current portion	$439	9.25%	$—	—%
Term Loan Secured by Mortgage, net of current portion	2,472	7.50%	2,625	7.50%
Bridgewater - TT Term Loan, net of current portion	4,077	7.85%	4,780	7.85%
Long Term Debt, net of current portion	$6,988	7.81%	$7,405	7.73%

Total Debt	$14,333	7.67%	$11,316	7.93%
Austin Loan Agreement
On March 3, 2025, ADT entered into a Loan and Security Agreement (the “Austin Loan Agreement”) with Austin Financial Services, Inc. (“Austin”) providing ADT with a working capital line of credit of up to $3.0 million and a term loan of up to $0.8 million, subject to the conditions and procedures set forth in the Austin Loan Agreement. Availability under the Austin Loan Agreement is based on a formula tied to ADT’s eligible accounts receivable, inventory and equipment, and borrowings bear interest at the prime rate plus 1.75%, with interest payable monthly and the outstanding principal balance payable March 3, 2028 (the “Maturity Date”). The Austin Loan Agreement also provides for certain fees payable to Austin during its term. The term loan payment is approximately $13 thousand per month. The loan is secured by substantially all assets of ADT and is subject to certain covenants.
Premier Facility
On August 16, 2023, EdgeBuilder and Glenbrook (referred to herein as the “EBGL Borrowers”), entered into a Revolving Credit Loan Agreement with Premier Bank (“Premier”), which was subsequently amended on December 5, 2023 to provide the EBGL Borrowers with a working capital line of credit of up to $6.0 million (the “Premier Loan Agreement”). Availability under the Premier Loan Agreement is based on a formula tied to the EBGL Borrowers’ eligible accounts receivable, inventory and equipment. Borrowings under the Premier Loan Agreement bear interest at the prime rate plus 0.75% (and a minimum interest rate of 6.75%), with interest payable monthly and the outstanding principal balance payable upon expiration of the term of the Premier Loan Agreement. The Premier Loan Agreement also provides for certain fees payable to Premier during its term. The initial term of the Premier Loan Agreement expired on December 5, 2024 but may be extended from time to time at the request of the EBGL Borrowers, subject to approval by Premier. The term of the Premier Loan Agreement has been extended to December 5, 2025. The EBGL Borrowers’ obligations under the Premier Loan Agreement are guaranteed by the Company and secured by all of their inventory, equipment, accounts and other intangibles. As of June 30, 2025, availability under the Premier Loan Agreement was approximately $2.0 million. Premier holds $600 thousand of restricted cash associated with the Premier Facility.
Financial covenants associated with the Premier Loan Agreement require that the EBGL Borrowers annually maintain (a) a debt service coverage ratio for any calendar year of greater than 1.25; (b) a debt-to-equity ratio at the end of each calendar year less than 1.65; (c) a fixed charge coverage ratio at the end of each calendar year of greater than 1.10; (d) working capital of at least $2 million; and (e) a current ratio of at least 1.50. As of December 31, 2024, the EBGL Borrowers were in compliance with the Premier Loan Agreement covenants.

KeyBank Facility
On April 24, 2024, KBS entered into a Loan and Security Agreement (the “KeyBank Loan Agreement”) with KeyBank National Association (“KeyBank”) providing KBS with a working capital line of credit of up to $4.0 million, subject to the conditions and procedures set forth in the KeyBank Loan Agreement. All borrowings under the KeyBank Loan Agreement bear interest at the Adjusted Daily SOFR Rate (as defined in the KeyBank Loan Agreement) plus 3%, with interest payable monthly and the outstanding principal balance payable on April 30, 2025 (the “Maturity Date”). We signed an extension on July 29, 2025 extending the Maturity Date to July 29, 2026. The KeyBank Loan Agreement also provides for certain fees payable to KeyBank during its term. The initial term of the KeyBank Loan Agreement expires on the Maturity Date but may be extended from time to time at the request of KBS, subject to approval by KeyBank. KBS’ obligations under the KeyBank Loan Agreement are guaranteed by the Company and secured by all of KBS’ inventory, equipment, accounts and other intangibles, and all proceeds of the foregoing. Simultaneous with the execution of the KeyBank Loan Agreement, the Company entered into that certain Guaranty, dated April 24, 2024 (the “Guaranty”), pursuant to which the Company agreed to guarantee all amounts borrowed by KBS under the KeyBank Loan Agreement.
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
As of June 30, 2025, KBS was in compliance with the EBITDA covenant. The balance outstanding under the line was $0 as of June 30, 2025.
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
Financial covenants require that TT maintain (i) a ratio of Cash Flow to Total Fixed Charges of not less than 1.30 to 1.00 as measured on each applicable Measurement Date on a trailing twelve (12) month basis; the first Measurement Date is September 30, 2024; (ii) maintain a ratio of Senior Funded Debt to trailing twelve (12) month Adjusted EBITDA not to exceed 3.00 to 1.00 as measured on each applicable Measurement Date for a Measurement Period; the first Measurement Date is June 30, 2025; (iii) maintain a ratio of Total Funded Debt to trailing twelve (12) month adjusted EBITDA not to exceed 4.00 to 1.00 as measured on each applicable Measurement Date for a Measurement Period; the first Measurement Date is June 30, 2025. TT was in compliance with its covenants as of June 30, 2025.

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
For the three months ended June 30, 2025, we recorded an income tax expense of $457 thousand. For the three months ended June 30, 2024, we recorded an income tax benefit of $39 thousand. For the six months ended June 30, 2025, we recorded an income tax benefit of $1.7 million. For the six months ended June 30, 2024, we recorded an income tax benefit of $4 thousand.
The income tax benefit for the six months ended June 30, 2025, includes a discrete benefit of $2.0 million related to the valuation allowance release associated with Star’s pre-existing tax attributes in relation to purchase accounting. Deferred tax liabilities were recorded in the ADT purchase accounting which provided support for the release of a portion of Star’s valuation allowance when the entities were combined. An additional income tax expense of $268 thousand was recorded for the estimated cash taxes for which NOLs are limited during current tax law.
As of June 30, 2025, we had unrecognized tax benefits of approximately $300 thousand related to uncertain tax positions. Included in the unrecognized tax benefits were $300 thousand of tax benefits that, if recognized, would reduce our annual effective tax rate, subject to the valuation allowance.
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

Segment information for the three and six months ended June 30, 2025 and 2024, respectively, is as follows (in thousands):

	Building Solutions	Energy Services	Investments	Corporate and Intersegment eliminations	Total
For the Three Months Ended June 30, 2025
Revenues	$20,384	$3,324	$158	$(158)	$23,708
Cost of revenues	15,141	2,240	74	—	17,455
Gross profit	$5,243	$1,084	$84	$(158)	$6,253
Selling, general and administrative	3,286	877	84	2,173	6,420
Amortization of intangible assets	687	98	—	—	785
Income (loss) from operations	$1,270	$109	$—	$(2,331)	$(952)

EBITDA	$2,214	$530	$5,033	$(2,325)	$5,452
Depreciation and amortization	(965)	(417)	(74)	(8)	(1,464)
Interest income (expense), net	(163)	(97)	166	14	(80)
Income tax benefit (provision)	—	—	—	(457)	(457)
Net income (loss)	$1,086	$16	$5,125	$(2,776)	$3,451

	Building Solutions	Energy Services	Investments	Corporate and Intersegment eliminations	Total
For the Three Months Ended June 30, 2024
Revenues	$13,483	$—	$194	$(194)	$13,483
Cost of revenues	11,254	—	13	—	11,267
Gross profit	$2,229	$—	$181	$(194)	$2,216
Selling, general and administrative	2,481	—	1,372	1,486	5,339
Amortization of intangible assets	590	—	—	—	590
Income (loss) from operations	$(842)	$—	$(1,191)	$(1,680)	$(3,713)

EBITDA	$(203)	$—	$(1,451)	$(1,598)	$(3,252)
Depreciation and amortization	(774)	—	(13)	(8)	(795)
Interest income (expense), net	(138)	—	199	160	221
Income tax benefit (provision)	—	—	—	39	39
Net income (loss)	$(1,115)	$—	$(1,265)	$(1,407)	$(3,787)

	Building Solutions	Energy Services	Investments	Corporate and Intersegment eliminations	Total
For the Six Months Ended June 30, 2025
Revenues	$32,502	$4,130	$316	$(316)	$36,632
Cost of revenues	24,330	2,764	149	—	27,243
Gross profit	$8,172	$1,366	$167	$(316)	$9,389
Selling, general and administrative	6,194	1,151	134	4,200	11,679
Amortization of intangible assets	1,411	98	—	—	1,509
Income (loss) from operations	$567	$117	$33	$(4,516)	$(3,799)

EBITDA	$2,545	$720	$4,605	$(4,484)	$3,386
Depreciation and amortization	(1,978)	(600)	(149)	(19)	(2,746)
Interest income (expense), net	(345)	(96)	321	22	(98)
Income tax benefit (provision)	—	—	—	1,733	1,733
Net income (loss)	$222	$24	$4,777	$(2,748)	$2,275

	Building Solutions	Energy Services	Investments	Corporate and Intersegment eliminations	Total
For the Six Months Ended June 30, 2024
Revenues	$22,601	$—	$382	$(382)	$22,601
Cost of revenues	18,694	—	117	—	18,811
Gross profit	$3,907	$—	$265	$(382)	$3,790
Selling, general and administrative	4,615	—	1,412	3,406	9,433
Amortization of intangible assets	1,032	—	—	—	1,032
Income (loss) from operations	$(1,740)	$—	$(1,147)	$(3,788)	$(6,675)

EBITDA	$(525)	$—	$(1,075)	$(3,527)	$(5,127)
Depreciation and amortization	(1,341)	—	(117)	(25)	(1,483)
Interest income (expense), net	(174)	—	390	379	595
Income tax benefit (provision)	—	—	—	4	4
Net income (loss)	$(2,040)	$—	$(802)	$(3,169)	$(6,011)
SEC Regulation S-K 229.10(e)1(ii)(A) defines EBITDA as earnings before interest, taxes, depreciation and amortization. EBITDA is presented to provide additional information to investors about the Company’s operations on a basis consistent with the measures that the Company uses to manage its operations and evaluate its performance. Management also uses this measurement to evaluate working capital requirements. EBITDA should not be considered in isolation or as a substitute for operating income and net income prepared in accordance with U.S. GAAP or as a measure of the Company’s profitability.
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
$12,568
At the closing $1.25 million of cash consideration and 100,000 of the preferred shares were held back from the sellers, subject to indemnification and working capital provisions. The liability related to working capital is expected to be settled within 30 days after 120 days of the Closing Date and is recorded as a current liability on our condensed consolidated balance sheet. The liability related to working capital was settled in the third quarter of 2025. The indemnity liability is expected to be settled within the earlier of 15 days of ADT’s 2025 audited financials, which is expected to be within the earlier of 12 months of March 31, 2025, or 18 months of the Closing Date. We have recorded this as a current liability on our condensed consolidated balance sheet. The preferred shares held back are considered to be issued and outstanding at June 30, 2025 and are expected to be settled within 12 months of the Closing Date.
In accordance with ASC 805, Business Combinations, we accounted for this transaction as a business combination and recorded the acquired assets of ADT at their estimated fair value. The valuation of assets acquired and liabilities assumed has not yet been finalized as of June 30, 2025. The purchase price allocation is preliminary and subject to change, including the valuation of property and equipment, intangible assets, inventory, income taxes, and goodwill, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value. This business is reported as part of our Energy Services segment.
The following table sets forth the purchase price allocation of ADT to the estimated fair value of assets acquired as of the acquisition date (in thousands):

At March 3, 2025
Cash and cash equivalents	$545
Accounts receivable	2,468
Inventory	1,702
Other current assets	40
Land and Buildings	3,255
Equipment	3,426
Intangibles	3,100
Accounts payable	(547)
Other accrued liabilities	(177)
Deferred income taxes	(2,712)
Net assets acquired (liabilities assumed)	$11,100
Goodwill	1,468
Estimated purchase price	$12,568
The $3.1 million of identified intangible assets was allocated as follows (in thousands):

	Fair Value	Useful Life (years)
Trade Names	$500	15
Customer Relationships	2,600	10
Fair value of identified intangible assets	$3,100
Goodwill and intangibles of $1.5 million and $3.1 million, respectively, were assigned to the Energy Services segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of ADT.
The Company recognized $0.5 million of acquisition related costs including legal and accounting that were expensed in 2024 and 2025.

The following represents certain information from the unaudited pro forma condensed Consolidated Statement of Operations as if ADT had been included in the consolidated results of the Company for the three and six months ending June 30, 2025 and 2024 (in thousands), as applicable:

Three Months Ended June 30,
Pro-forma	2024
Revenue	$16,027
Gross Profit	$3,837
Net loss	$(3,083)

	Six Months Ended June 30,
Pro-forma	2025	2024
Revenue	$37,896	$27,394
Gross Profit	$11,231	$6,680
Net loss	$3,418	$(4,924)
Timber Technologies Solutions
On May 17, 2024, we acquired, through certain wholly owned subsidiaries, substantially all of the assets of Timber Technologies Inc. and, on June 28, 2024, the real assets of Timber Properties, LLC (collectively, “TT”) for total consideration of $23.7 million consisting of cash of $19.7 million, $1.0 million of escrow funds included in accrued liabilities, and a Term Loan Secured by a Mortgage of $3.0 million. We are also subject to payments due to the sellers contingent upon the achievement of certain EBITDA metrics over a 2-year period which may result in total payments not to exceed $4.1 million, 50% of which is payable in cash and 50% of which is payable in Series A Preferred Stock. These payments are also contingent upon the continued employment of the individual sellers. We have concluded that these payments are akin to compensation and will be recorded if and as such compensation is earned. For the three months ended June 30, 2025, we have accrued no amounts related to these payments as such achievement is deemed to have not been met. We have restricted $1.0 million of cash associated with the escrow funds payable to the sellers within 12 months after the acquisition as defined in the escrow agreement. Such amount was paid in July 2025.
In accordance with ASC 805, Business Combinations, we accounted for this transaction as a business combination and recorded the acquired assets of TT at fair value. This business is reported as part of our Building Solutions segment.
The following table sets forth the purchase price allocation of TT to the estimated fair value of assets acquired as of the acquisition date (in thousands):

As of Acquisition Date
Accounts receivable, net	$766
Inventory, net	2,836
Other current assets	2
Property and equipment, net	7,156
Intangibles	8,900
Net assets acquired	$19,660
Goodwill	4,014
Purchase price	$23,674
The $8.9 million of identified intangible assets was allocated as follows (in thousands):

	Fair Value	Useful Life (years)
Trade Names	$1,970	15
Customer Relationships	6,640	10
Backlog	290	1
Fair value of identified intangible assets	$8,900

Goodwill and intangibles of $4.0 million and $8.9 million, respectively, were assigned to the Building Solutions segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of TT.
The Company recognized $0.2 million of acquisition related costs including legal and accounting that were expensed in 2024.
The following represents certain information from the unaudited pro forma condensed Consolidated Statement of Operations as if TT had been included in the consolidated results of the Company for the three and six months ending June 30, 2024 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Revenue	$18,145	$31,296
Gross profit	5,491	8,987
Net income (loss), net of tax	$(2,065)	$(2,943)
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of TT to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment and intangible assets had been applied on January 1, 2024, together with the consequential tax effects.
Note 12. Related Party Transactions
As of June 30, 2025, Mr. Eberwein, the Executive Chairman of our Board of Directors, owned 820,374 shares of Common Stock, representing approximately 25.43% of our outstanding Common Stock. In addition, as of June 30, 2025, Mr. Eberwein owned 1,182,414 shares of Series A Preferred Stock.
As a result of our long term investments, during 2025 and 2024 our CEO, Richard Coleman, held a Catalyst board position, and during 2024 held an Enservco board position.
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
On February 14, 2025, we announced that our board of directors declared a cash dividend to holders of our Series A Preferred Stock of $0.25 per share for an aggregate amount of approximately $0.5 million. The record date for this dividend was March 1, 2025, and the payment date was March 10, 2025. On May 20, 2025, we announced that our board of directors declared a cash dividend to holders of our Series A Preferred Stock of $0.25 per share for an aggregate amount of approximately $0.7 million. The record date for this dividend was June 1, 2025, and the payment date was June 10, 2025. As of June 30, 2025, we are current on our preferred dividend payments.
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

As of June 30, 2025, of the warrants issued through the public offering we closed on January 24, 2022, there were 10.9 million warrants outstanding at an exercise price of $7.50, and no prefunded warrants outstanding. The 0.3 million prefunded warrants were exercised at $0.01 per share in the third quarter of 2023. For every 1 warrant .20 of a share shall be issued. These warrants will expire in January 2027.
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
The Board may redeem all (but not less than all) of the Rights for a redemption price of $0.0001 per Right at any time before a person or group has become an Acquiring Person. Once the Rights are redeemed, the right to exercise the Rights will terminate, and the only right of the holders of such Rights will be to receive the redemption price. The redemption price will be adjusted if the Company declares a stock split or issues a stock dividend on common stock. There is no impact to financial results as a result of the adoption of the Rights Plan for the six months ended June 30, 2025.

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
Overview
Star Equity Holdings, Inc. (“Star Equity,” “Star,” the “Company,” “we,” “our”) is a diversified multi-industry holding company with three divisions. Our Building Solutions division, formerly called our “Construction” division, is our largest division and operates in the construction industry, a key sector of the economy. Our Energy Services division was created as a result of the acquisition of Alliance Drilling Tools, Inc. (“ADT’) in the first quarter of 2025. In addition, we have an Investments division.
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
Our Investments division holds and manages certain of our corporate-owned real estate, including a manufacturing facility in Maine that is leased to KBS and a manufacturing facility in Wisconsin that is leased to TT. The Investments division manages internally-funded, concentrated minority investments in a small number of public companies. It also holds and manages a promissory note and a private equity stake in Catalyst. We acquired these interests in May 2023 as a result of the sale of Digirad Health. Our Investments division also holds an investment in Enservco Corporation consisting of an investment in Enservco Common Stock, an investment in Enservco Preferred Stock, and an investment in a call option, all of which were acquired in the third quarter of 2024 and which is discussed in Note 4. Supplementary Balance Sheet Information to the notes to our accompanying condensed consolidated financial statements.
On May 21, 2025, Hudson Global, Inc. (“Hudson”), HSON Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Hudson (“Merger Sub”), and Star Equity, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Star Equity, with Star Equity continuing as the surviving corporation of the merger (the “Merger”), and a wholly owned subsidiary of Hudson. Subject to the terms and conditions of the Merger Agreement, upon the closing of the Merger and the other transactions contemplated by the Merger Agreement, each then-outstanding share of Star Equity common stock will be converted into the right to receive 0.23 shares of Hudson common stock calculated in accordance with the terms of the Merger Agreement and each then-outstanding share of Star Equity Series A preferred stock will be converted into the right to receive one (1) share of newly created Hudson Series A preferred stock in accordance with the terms of the Merger Agreement. The Company intends to seek the approval of its stockholders for the Merger at its special meeting of stockholders, currently scheduled for August 21, 2025. Additional information regarding the proposed Merger and the upcoming stockholder meeting is set forth in the Company’s Current Report on Form 8-K dated May 22, 2025, Hudson’s registration statement on Form S-4 (File No. 333-288531) declared effective by the SEC on July 22, 2025 and the Company’s joint proxy statement/prospectus dated July 23, 2025.

If the Merger is consummated, pursuant to the Merger Agreement, Star Equity will become a wholly owned subsidiary of Hudson. In such case, Star Equity will be delisted from NASDAQ and will cease to be a public company with reporting obligations pursuant to the Exchange Act.
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
The demand for our Energy services offering is tied in part to oil and gas prices, drilling activity, and capital expenditures by E&P companies. In June 2025, Baker Hughes reported that the total U.S. rig count is down 4% year-over-year.

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
Investments
At June 30, 2025, we hold two real estate assets in our portfolio which we leased to our Building Solutions subsidiaries; one property is leased to KBS and one property is leased to TT. These properties are located in Oxford, Maine and Colfax, Wisconsin, respectively. In addition, we continue to expand our investment activities and have established minority positions in the equity securities of a small number of publicly traded companies, as well as the debt and equity holdings in Catalyst and Enservco.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table summarizes our results for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	Percent of Revenues	2024	Percent of Revenues	Change from Prior Year
					Dollars	Percent *
Total revenues	$23,708	100.0%	$13,483	100.0%	$10,225	75.8%
Total cost of revenues	17,455	73.6%	11,267	83.6%	6,188	54.9%
Gross profit	6,253	26.4%	2,216	16.4%	4,037	182.2%
Total operating expenses	7,205	30.4%	5,929	44.0%	1,276	21.5%
Income (loss) from operations	(952)	4.0%	(3,713)	27.5%	2,761	74.4%
Total other income (expense)	4,860	20.5%	(113)	0.8%	4,973	4,400.9%
Income (loss) before income taxes	3,908	16.5%	(3,826)	28.4%	7,734	202.1%
Income tax benefit (provision)	(457)	1.9%	39	0.3%	(496)	(1,271.8)%
Net income (loss)	$3,451	14.6%	$(3,787)	28.1%	$7,238	191.1%
Percentage may not add due to rounding
Revenues
Building Solutions Revenue
Building Solutions revenue is summarized as follows (in thousands):

	Three Months Ended June 30,
	2025	2024	Change	% Change
Building Solutions Revenue	$20,384	$13,483	$6,901	51.2%
Building Solutions revenues increased in the second quarter of 2025 versus the second quarter of 2024 primarily as a result of the inclusion of a full quarter of revenues from TT in 2025 and improved business activity at KBS and EBGL. Despite continued economic uncertainty, our backlog and sales pipeline indicate continued strong demand for new projects, and, although the revenue impact and timing are uncertain, customer feedback and the improving interest rate environment make us confident in our ability to convert this pipeline into signed contracts in the coming months.
Energy Services Revenue

Energy Services revenue consists of the results of ADT as follows (in thousands):

	Three Months Ended June 30,
	2025	2024	Change	% Change
Energy Services Revenue	$3,324	$—	$3,324	N/M
Gross Profit
Building Solutions Gross Profit
Building Solutions gross profit and margin is summarized as follows (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Building Solutions gross profit (loss)	$5,243	$2,229	$3,014	135.2%
Building Solutions gross margin	25.7%	16.5%
Building Solutions gross profit and gross margin increased primarily as a result of the inclusion of revenues from TT, which are generally higher than those in our other wood-based businesses, and improved gross profit and gross margin at EBGL and KBS as production increased and we realized direct labor efficiencies.
Energy Services Gross Profit
Energy Services gross profit consists of the results of ADT as follows (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Energy Services gross profit (loss)	$1,084	$—	$1,084	N/M
Energy Services gross margin	32.6%	—%
Investments Gross Loss
Investments gross loss is summarized as follows (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Investments gross profit (loss)	$(74)	$(13)	$(61)	(469.2)%
Investments gross loss relates to depreciation expense associated with the commercial facilities that we own. These consist of an idle facility in Maine, and a manufacturing facility at TT in Wisconsin (“TT facility”). In 2024 these included the properties sold as part of our sale leaseback transactions. Depreciation expense increased in 2025 versus 2024 primarily due to the addition of depreciation expense related to the TT facility, partially offset by the elimination of depreciation expense on our properties which were sold as part of our sale leaseback transactions. We record unrealized and realized gains on sales of our investments and real estate, as well as asset impairment, as a component of other income/expense.
Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Three Months Ended June 30,				Percent of Revenues
	2025	2024	Change		2025	2024
			Dollars	Percent
Selling, general and administrative	$6,420	$5,339	$1,081	20.2%	27.1%	39.6%
Amortization of intangible assets	785	590	195	33.1%	3.3%	4.4%
Total operating expenses	$7,205	$5,929	$1,276	21.5%	30.4%	44.0%
On a consolidated basis, there was a $1.1 million increase in sales, general and administrative expenses (“SG&A”). The major driver of this increase in the second quarter of 2025 was the inclusion of SG&A from ADT and, to a lesser extent, TT. SG&A, as a percentage of revenue, decreased to 27% for the three months ended June 30, 2025 versus 40% in the prior year period due to a higher revenue base.

Total Other Income (Expense)
Total other income (expense) is summarized as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Other income (expense), net	$4,940	$(334)
Interest income (expense), net	(80)	221
Total other income (expense), net	$4,860	$(113)
Other income (expense), net, for the three months ended June 30, 2025 and 2024 is predominately comprised of realized and unrealized gains and losses from available for sale securities recorded in our Investments division, and finance costs. 2025 also includes the unrealized loss on our Investment in Enservco of $240 thousand and an impairment of our Catalyst cost method investment of $371 thousand. For the quarter ended June 30, 2025, the largest component of Other income (expense) was a realized gain recognized in connection with the sale of Servotronics, Inc. (“SVT”) common shares. The shares were sold primarily via tender offer during the second quarter of 2025, which resulted in a realized gain of approximately $5.5 million.
Interest income (expense), net, for the three months ended June 30, 2025 was unfavorable compared to 2024 due to a less favorable net cash and debt position in 2025.
Income Tax Expense
For the three months ended June 30, 2025 and 2024 we recorded a $0.5 million income tax expense and a $39 thousand income tax benefit, respectively. See Note 9. “Income Taxes” within the notes to our condensed consolidated financial statements for further information related to the income taxes.
Results of Continuing Operations
Comparison of the Six Months Ended June 30, 2025 and 2024
The following table summarizes our results for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	Percent of Revenues	2024	Percent of Revenues	Change from Prior Year
					Dollars	Percent *
Total revenues	$36,632	100.0%	$22,601	100.0%	$14,031	62.1%
Total cost of revenues	27,243	74.4%	18,811	83.2%	8,432	44.8%
Gross profit	9,389	25.6%	3,790	16.8%	5,599	147.7%
Total operating expenses	13,188	36.0%	10,465	46.3%	2,723	26.0%
Income (loss) from operations	(3,799)	10.4%	(6,675)	29.5%	2,876	43.1%
Total other income (expense)	4,341	11.9%	660	2.9%	3,681	557.7%
Income (loss) before income taxes	542	1.5%	(6,015)	26.6%	6,557	109.0%
Income tax benefit (provision)	1,733	4.7%	4	—%	1,729	43,225.0%
Net income (loss)	$2,275	6.2%	$(6,011)	26.6%	$8,286	137.8%
Percentage may not add due to rounding
Revenues
Building Solutions Revenue
Building Solutions revenue is summarized as follows (in thousands):

	Six Months Ended June 30,
	2025	2024	Change	% Change
Building Solutions Revenue	$32,502	$22,601	$9,901	43.8%
Building Solutions revenues increased during 2025 versus 2024 primarily as a result of the inclusion of a full six months of revenues from TT in 2025 and improved results at KBS and EBGL. Despite continued economic uncertainty, our backlog and sales pipeline indicate continued strong demand for new projects, and, although the revenue impact and timing are uncertain, customer feedback and the improving interest rate environment make us confident in our ability to convert this pipeline into signed contracts in the coming months.
Energy Services Revenue
Energy Services revenue consists of the results of ADT from the date of acquisition as follows (in thousands):

	Six Months Ended June 30,
	2025	2024	Change	% Change
Energy Services Revenue	$4,130	$—	$4,130	N/M
Gross Profit
Building Solutions Gross Profit
Building Solutions gross profit and margin is summarized as follows (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Building Solutions gross profit	$8,172	$3,907	$4,265	(109.2)%
Building Solutions gross margin	25.1%	17.3%
Building Solutions gross profit and gross margin increased during 2025 primarily as a result of the inclusion of revenues from TT, which are generally higher than those in our other wood-based businesses, and improved gross profit and gross margin at EBGL and KBS as production increased and we realized direct labor efficiencies.
Energy Services Gross Profit
Energy Services gross profit consists of the results of ADT from the date of acquisition as follows (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Energy Services gross profit	$1,366	$—	$1,366	N/M
Energy Services gross margin	33.1%	—%
Investments Gross Loss
Investments gross loss is summarized as follows (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Investments gross profit (loss)	$(149)	$(117)	$(32)	(27.4)%
Investments gross loss relates to depreciation expense associated with the commercial facilities that we own. These consist of an idle facility in Maine, and a manufacturing facility at TT in Wisconsin (“TT facility”). In 2024 these included the properties sold as part of our sale leaseback transactions, and the TT facility from the date of the acquisition. Depreciation expense increased in 2025 versus 2024 primarily due to the the addition of depreciation expense related to the TT facility partially offset by the elimination of depreciation expense on our properties which were sold as part of our sale leaseback transactions. We record unrealized and realized gains on sales of our investments and real estate, as well as, effective in the fourth quarter of 2024, any impairment of our Catalyst investment, as a component of other income/expense.

Operating Expenses
Operating expenses are summarized as follows (in thousands):

	Six Months Ended June 30,				Percent of Revenues
	2025	2024	Change		2025	2024
			Dollars	Percent
Selling, general and administrative	$11,679	$9,433	$2,246	23.8%	31.9%	41.7%
Amortization of intangible assets	1,509	1,032	477	46.2%	4.1%	4.6%
Total operating expenses	$13,188	$10,465	$2,723	26.0%	36.0%	46.3%
On a consolidated basis, there was a $2.2 million increase in sales, general and administrative expenses (“SG&A”). The major driver of this increase during 2025 was the inclusion of SG&A from ADT and TT. SG&A, as a percentage of revenue, decreased to 31.9% for the six months ended June 30, 2025 versus 41.7% in the prior year period due to a higher revenue base.
Total Other Income (Expense)
Total other income (expense) is summarized as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Other income (expense), net	$4,439	$65
Interest income (expense), net	(98)	595
Total other income (expense), net	$4,341	$660
Other income (expenses), net, for the six months ended June 30, 2025 and 2024 is predominately comprised of realized and unrealized gains and losses from available for sale securities recorded in our Investments division and finance costs. 2025 also includes the unrealized loss on our Investment in Enservco of $491 thousand and an impairment of our Catalyst cost method investment of $432 thousand. The largest component of Other income (expense), net for the 2025 period related to realized gains on common shares of SVT, which were sold primarily via tender offer in the second quarter of 2025, the gain on which was approximately $5.5 million.
Interest income (expense), net, for the six months ended June 30, 2025 decreased compared to the same period last year due to a less favorable net cash and debt position in 2025.
Income Tax Expense
For the six months ended June 30, 2025 and 2024 we recorded a $1.7 million income tax benefit and a $39 thousand income tax benefit, respectively. See Note 9. “Income Taxes” within the notes to our condensed consolidated financial statements for further information related to the income taxes.
Liquidity and Capital Resources
Overview
Summary Cash Flows
The following table shows cash flow information for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$(1,144)	$(4,265)
Net cash provided by (used in) investing activities	$(4,550)	$(18,944)
Net cash provided by (used in) financing activities	$3,532	$8,322
Cash Flows from Operating Activities
For the six months ended June 30, 2025, net cash used in operating activities was $1.1 million, compared to $4.3 million in net cash used in operating activities in 2024. The decrease in net cash used in operating activities is attributable to favorable results from operations, particularly in our Building Solutions division.

Cash Flows from Investing Activities
For the six months ended June 30, 2025, net cash used in investing activities, was $4.6 million, compared to 2024 net cash used in investing activities of $18.9 million, primarily attributable to cash paid for the acquisition of ADT in 2025 of $4.2 million. 2024 cash used in investing activities included cash paid for TT of $19.1 million, including new debt facilities entered into to support the TT acquisition.
Cash Flows from Financing Activities
For the six months ended June 30, 2025, net cash provided by financing activities was $3.5 million, compared to net cash provided by financing activities of $8.3 million in 2024. The decrease in cash provided by financing activities relates to lower net debt utilization on our revolving credit facilities as well as incurring less debt related to the funding of acquisitions.
Sources of Liquidity
Our principal sources of liquidity are our existing cash and cash equivalents and cash generated from operations as well as our lines of credit and other debt instruments. As of June 30, 2025, we had $3.5 million of cash and cash equivalents. As discussed in Note 7, “Debt,” we have approximately $14.3 million in debt at June 30, 2025.
Common Stock Equity Offering
As of June 30, 2025, of the warrants issued through the public offering completed on January 24, 2022, no warrants had been exercised and 10.9 million warrants remained outstanding, which represents 2.2 million shares of common stock equivalents, at an exercise price of $7.50, and no prefunded warrants were outstanding. Additionally, the Company issued to its underwriter 237,500 common stock purchase warrants (the “Underwriter’s Warrants”) to purchase up to 47,500 shares of Common Stock at an exercise price of $8.25 per common warrant. These warrants are outstanding at June 30, 2025.
See Note 14. “Equity Transactions” in the accompanying notes to the unaudited condensed consolidated financial statements for further details.
Credit Facilities
See Note.7. “Debt”, in the accompanying notes to the condensed consolidated financial statements for further details.
Off-Balance Sheet Arrangements
As of June 30, 2025, there were no off-balance sheet arrangements.

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
Management’s Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of June 30, 2025, our internal control over financial reporting was effective based on those criteria.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
Security Trading Plans of Directors and Executive Officers
None of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2025, as such terms are defined under Item 408(a) or Regulation S-K.

ITEM 6.EXHIBITS

Exhibit Number	Description

2.1
Agreement and Plan of Merger by and between Star Equity Holdings, Inc., and Hudson Global, Inc., dated as of May 21, 2055 (incorporated by reference to Exhibit 2.1 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated May 22, 2025).

10.1	Form of Star Support Agreement (incorporated by reference to Exhibit 10.1 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated May 22, 2025 (File No. 001-35947).
10.2	Form of Hudson Support Agreement (incorporated by reference to Exhibit 10.2 to Star Equity Holdings, Inc.’s Current Report on Form 8-K dated May 22, 2025 (File No. 001-35947).
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
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

STAR EQUITY HOLDINGS, INC.

Date:	August 13, 2025	By:	/s/ RICHARD K. COLEMAN, JR.
Richard K. Coleman, Jr. Chief Executive Officer (Principal Executive Officer)

/s/ DAVID J. NOBLE
David J. Noble Chief Financial Officer (Principal Financial and Accounting Officer)